Form 10-Q
period 1995-03-31
CEDAR INCOME FUND LTD
filed 1995-05-10
CIK 761648

6
                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q



       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31,  Commission file number 0-14510
              1995




                   CEDAR  INCOME  FUND,  LTD.
     (Exact name of registrant as specified in its charter)



              Iowa                         42-1241468
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)       Identification No.)



 4333 Edgewood Road N.E., Cedar              52499
           Rapids, IA                      (Zip Code)
(Address of principal executive
            offices)


 Registrant's telephone number, including area code:  (319) 398-8975


                               N/A
  (Former name, address and fiscal year, if changed since last report)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No



The number of shares of common stock outstanding at May 10, 1995 was 2,245,411.





PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CEDAR INCOME FUND, Ltd.
Balance Sheets
(unaudited)


                                            March 31             December 31,

                                      1995           1994           1994

ASSETS
  Real estate
    Land                              4,126,044      4,126,044      4,126,044
    Buildings and improvements       14,200,539     14,200,539     14,200,539

Total real estate                    18,326,583     18,326,583     18,326,583
    Less accumulated                (2,991,085)    (2,554,575)    (2,881,997)
depreciation

Total net real estate                15,335,498     15,772,008     15,444,586
    Mortgage loan receivable            588,881        596,450        590,834

Total real estate and mortgage       15,924,379     16,368,458     16,035,420
participation

  Cash and cash equivalents             453,478        329,171        447,015
  Rent and other receivables            127,416        104,634         62,543
  Interest receivable                     6,676          4,973          6,103
  Prepaid expenses                       39,199         44,573         53,583
  Deferred lease commissions            158,396        180,796        171,264
  Taxes held in escrow                   23,847         21,415         10,304
  Due from affiliates                    42,440
                                                      --             --

TOTAL ASSETS                         16,775,831     17,054,020     16,786,232

LIABILITIES AND SHAREHOLDERS'
EQUITY
Liabilities
  Mortgage loan payable               1,459,278      1,477,249      1,463,929
  Accounts payable and accrued          139,892        137,756         86,059
expenses
  Due to affiliates                        --           46,531         29,062

  Security deposits                      69,224         65,548         68,127
  Advance rents                          56,937         59,322         48,884

TOTAL LIABILITIES                     1,725,331      1,786,406      1,696,061

Shareholders' equity
  Common stock, $1 par value,
    5,020,000 shares authorized       2,245,411      2,245,411      2,245,411
  Additional paid-in capital         12,805,089     13,022,203     12,844,760

TOTAL SHAREHOLDERS' EQUITY           15,050,500     15,267,614     15,090,171

TOTAL LIABILITIES AND                16,775,831     17,054,020     16,786,232
SHAREHOLDERS' EQUITY


CEDAR INCOME FUND, Ltd.
Statements of Operations
(unaudited)

                                          March 31,
                                     1995           1994
REVENUE
  Rents                                600,187        560,110
  Interest                              19,706         15,041

Total revenue                          619,893        575,151

EXPENSES
  Property expenses:
    Real estate taxes                   53,540         63,822
    Wages and salaries                   4,622         11,600
    Repairs and maintenance             94,374         56,647
    Utilities                           26,640         29,399
    Management fee                      30,010         28,005
    Insurance                            3,691          4,494
    Other                               22,132         17,670

Total property expenses,               235,009        211,637
excluding depreciation
  Depreciation                         109,088        109,140

Total property expenses                344,097        320,777
Interest                                35,192         35,606
Administrative fees                     24,805         24,656
Directors' fees and expenses            11,247         13,246
Other administrative                    19,682         17,493

Total expenses                         435,023        411,778

Net earnings                           184,870        163,373

Net earnings per share                     .08            .07

Dividends to shareholders              224,541        224,541

Dividends to shareholders per              .10            .10
share

Average number of shares             2,245,411      2,245,411
outstanding

CEDAR INCOME FUND, Ltd.
Statements of Cash Flows
(unaudited)

                                         Three Months Ended
                                             March 31,
                                        1995           1994

CASH FLOWS FROM OPERATING
ACTIVITIES:
  Rents collected                         529,267        513,848
  Interest received                        19,133         14,905
  Payments for operating expenses       (281,520)      (160,836)
  Interest paid                          (34,275)       (34,689)

    Net cash provided by operating        232,605        333,228
activities

CASH FLOWS FROM INVESTING
ACTIVITIES:
  Principal portion of scheduled
    mortgage loan collections               1,953          1,794
  Security deposits collected, net          1,097          1,219

    Net cash provided by investing          3,050          3,013
activities

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Principal portion of scheduled
    mortgage loan payments                (4,651)        (4,237)
  Dividends paid to shareholders        (224,541)      (224,541)

    Net cash used by financing          (229,192)      (228,778)
activities

Net increase in cash and cash               6,463        107,463
equivalents.
Cash and cash equivalents at              447,015        221,708
beginning of period
Cash and cash equivalents at end          453,478        329,171
of period

RECONCILIATION OF NET EARNINGS TO
NET
  CASH PROVIDED BY OPERATING
ACTIVITIES:
Net earnings                              184,870        163,373
Add (deduct) reconciling
adjustments:
  Depreciation                            109,088        109,140
  Amortization                                917            917
  Increase in rent and other             (78,416)       (53,364)
receivables
  Increase in interest receivable           (573)          (136)
  Decrease in prepaid expenses             13,467         15,365
  Decrease  in deferred lease              12,868          6,659
commissions
  Increase in due from affiliates        (42,440)
                                                 -
  Increase in operating accounts
payable,
    accrued expenses and due to            24,771         74,157
affiliates
  Increase in advance rents                 8,053         17,117

Net cash provided by operating            232,605        333,228
activities

NOTES TO FINANCIAL STATEMENTS
Note 1: Interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and quarterly results. Interim reports should be read in conjunction with the audited financial statements and related notes included in the 1994 Annual Report.


Note 2:   Shareholders' equity,        15,090,171
December 31, 1994
Net earnings                              184,870
Dividends to shareholders               (224,541)
Shareholders' equity, March 31,        15,050,500
1995

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to present the first quarter report for Cedar Income Fund, Ltd. Net earnings for the three months ended March 31, 1995 were $184,870 ($.08 per share) compared to $163,373
($.07 per share) for the same period in 1994. Funds from operations (earnings from operations plus depreciation) were $293,958 ($.13 per share) for the first three months of 1995 compared to $272,513 ($.12 per share) for the same period a year ago. Net earnings and funds from operations were higher in 1995 primarily due to increased rents at Southpoint Parkway Center in Jacksonville, Florida and Broadbent Business Center in Salt Lake City, Utah. Rental income for the first quarter was $600,187 compared to $560,110 for the first quarter in 1994. As of March 31, 1995, the Company's real estate portfolio had an overall occupancy rate of 99%.

Total property expenses, excluding depreciation, as a percentage of rental income, increased slightly from 38% in 1994 to 39% in 1995 primarily due to scheduled maintenance services at Southpoint which resulted in a $38,000 increase in repairs and maintenance expense . Real estate taxes decreased $10,000 as a result of a partial refund of 1994 taxes on Germantown Square Shopping Center in Louisville, Kentucky. Wages and salaries were reduced $7,000 due to a reduction in property management personnel at Broadbent.

Hewlett Packard Corporation has notified the Company that it does not intend to renew its lease for 20,400 square feet of space at Corporate Center East in Bloomington, Illinois when it expires on September 30, 1995. This lease represented 11% of the Company's revenue in 1994. The Company has begun marketing efforts to secure one or more replacement tenants for this space.

The Board of Directors declared a dividend of $.10 per share payable May 22, 1995 to shareholders of record May 9, 1995. The Board of Directors will continue to consider leasing activity, operating results and the financial condition of the Company in determining future dividends.

The Company's capital resources consist of its current equity in real estate investments (current value less mortgage indebtedness) and a mortgage loan receivable. The company maintains its real estate in good condition and provides adequate insurance coverage. The Company's liquidity at March 31, 1995 is represented by cash and cash equivalents of $453,478, a mortgage loan participation of $588,881 and cash flow from operating activities. This liquidity is considered sufficient to meet current obligations.

PART II  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

At the Company's annual meeting of shareholders on May 4, 1995, 71% of the Company's outstanding shares were represented either in person or by proxy. All five incumbent Directors were re-elected to the Board of Directors, with each receiving at least 97% of the vote for the shares represented. The vote tabulation for each Director was as follows:

Director              Votes For        Votes Withheld
Patrick E.            1,556,052           35,569
Falconio
Edwin L. Ingraham     1,554,852           36,769
James C. Kafes        1,556,441           35,180
Edwin B. Lancaster    1,556,141           35,480
Alex A. Meyer         1,555,241           36,380



SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CEDAR INCOME FUND, LTD.


/s/ Alan F. Fletcher
Alan F. Fletcher

Vice President and Treasurer
(principal financial officer)


/s/ Edward J. Kittleson
Edward J. Kittleson
Controller
(principal accounting officer)


Dated:  May 10, 1995