Form 10-Q/A
period 1995-03-31
CEDAR INCOME FUND LTD
filed 1995-06-02
CIK 761648

The purpose of this amended form is to include the Financial
Data Schedule, exhibit 27.


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                           FORM 10-Q/A


       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31,  Commission file number 0-14510
              1995



                   CEDAR  INCOME  FUND,  LTD.
     (Exact name of registrant as specified in its charter)



              Iowa                         42-1241468
(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)       Identification No.)



 4333 Edgewood Road N.E., Cedar              52499
           Rapids, IA                      (Zip Code)
(Address of principal executive
            offices)


 Registrant's telephone number, including area code:  (319) 398-
                              8975


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


                          EXHIBIT INDEX


Exhibit Item                Title or Description
   27                       Financial Data Schedule



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


Dated:  June 1, 1995