Form 10-Q
period 1995-06-30
CEDAR INCOME FUND LTD
filed 1995-08-07
CIK 761648

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q



       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



 For the quarter ended June 30,       Commission file number 0-14510
              1995




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



The number of shares of common stock outstanding at August 3, 1995 was 2,245,411.


PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CEDAR INCOME FUND, Ltd.
Balance Sheets
(unaudited)



                                                       June 30                        December 31,
                                             1995                 1994                  1994

ASSETS
  Real estate
    Land                                     4,126,044             4,126,044             4,126,044
    Buildings and improvements              14,200,539            14,200,539            14,200,539

Total real estate                           18,326,583            18,326,583            18,326,583
    Less accumulated depreciation          (3,100,148)           (2,663,716)           (2,881,997)

Total net real estate                       15,226,435            15,662,867            15,444,586
    Mortgage loan receivable                   586,886               593,997               590,834

Total real estate and mortgage              15,813,321            16,256,864            16,035,420
participation

  Cash and cash equivalents                    624,886               377,386               447,015
  Rent and other receivables                    83,039                71,682                62,543
  Interest receivable                            4,035                 1,319                 6,103
  Prepaid expenses                              43,432                47,710                53,583
  Deferred lease commissions                   150,518               190,317               171,264
  Taxes held in escrow                          37,390                34,829                10,304

TOTAL ASSETS                                16,756,621            16,980,107            16,786,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loan payable                      1,454,517             1,472,912             1,463,929
  Accounts payable and accrued                 168,927               174,604                86,059
expenses
  Due to affiliates                             25,528                20,212                29,062
  Security deposits                             68,491                62,084                68,127
  Advance rents                                 41,540                60,169                48,884

TOTAL LIABILITIES                            1,759,003             1,789,981             1,696,061

Shareholders' equity
  Common stock, $1 par value,
    5,020,000 shares authorized              2,245,411             2,245,411             2,245,411
  Additional paid-in capital                12,752,207            12,944,715            12,844,760

TOTAL SHAREHOLDERS' EQUITY                  14,997,618            15,190,126            15,090,171

TOTAL LIABILITIES AND SHAREHOLDERS          16,756,621            16,980,107            16,786,232
EQUITY



CEDAR INCOME FUND, Ltd
Statements of Operations
(unaudited)                                        Three Months Ended                           Six Months Ended
                                                         June 30,                                 June 30,
                                                 1995                   1994              1995                  1994
REVENUE
  Rents                                          599,724               579,377         1,199,911             1,139,487
  Interest                                        21,532                16,226            41,238                31,267

Total revenue                                    621,256               595,603         1,241,149             1,170,754

EXPENSES
  Property expenses:
    Real estate taxes                             62,363                68,451           115,903               132,273
    Wages and salaries                             5,237                10,183             9,859                21,783
    Repairs and maintenance                      103,389                88,697           197,763               145,344
    Utilities                                     29,610                26,949            56,250                56,348
    Management fee                                29,985                28,969            59,995                56,974
    Insurance                                      3,623                 4,677             7,314                 9,171
    Other                                         23,363                24,191            45,495                41,861

Total property expenses, excluding               257,570               252,117           492,579               463,754
depreciation
  Depreciation                                   109,063               109,141           218,151               218,281

Total property expenses                          366,633               361,258           710,730               682,035
Interest                                          35,081                35,506            70,273                71,112
Administrative fees                               24,825                24,708            49,630                49,364
Directors' fees and expenses                      11,233                12,468            22,480                25,714
Other administrative                              11,825                14,610            31,507                32,103

Total expenses                                   449,597               448,550           884,620               860,328

Net earnings                                     171,659               147,053           356,529               310,426

Net earnings per share                        .08                   .07               .16                   .14

Dividends to shareholders                        224,541               224,541           449,082               449,082

Dividends to shareholders per share           .10                   .10               .20                   .20

Average number of shares outstanding           2,245,411             2,245,411         2,245,411             2,245,411


CEDAR INCOME FUND, Ltd.
Statements of Cash Flows
(unaudited)

                                       Six Months Ended
                                                          June 30,
                                                1995                    1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                              1,157,971             1,127,024
  Interest received                               43,306                34,785
  Payments for operating expenses              (500,784)             (481,198)
  Interest paid                                 (68,440)              (69,279)

    Net cash provided by operating               632,053               611,332
activities

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan collections                      3,948                 4,247
  Security deposits collected, net                   364               (2,245)

    Net cash provided by investing                 4,312                 2,002
activities

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan payments                       (9,412)               (8,574)
  Dividends paid to shareholders               (449,082)             (449,082)

    Net cash used by financing                 (458,494)             (457,656)
activities

Net increase in cash and cash                    177,871               155,678
equivalents.
Cash and cash equivalents at beginning           447,015               221,708
of period
Cash and cash equivalents at end of              624,886               377,386
period

RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING
ACTIVITIES:
Net earnings                                     356,529               310,426
Add (deduct) reconciling adjustments:
  Depreciation                                   218,151               218,281
  Amortization                                     1,834                 1,833
  Increase in rent and other                    (47,582)              (33,826)
receivables
  Decrease in interest receivable                  2,068                 3,518
  Decrease in prepaid expenses                     8,317                11,312
  Decrease (increase) in deferred                 20,746               (2,862)
lease commissions
  Increase in operating accounts
payable,
    accrued expenses and due to                   79,334                84,686
affiliates
  Increase (decrease) in advance rents           (7,344)                17,964

Net cash provided by operating                   632,053               611,332
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


Note 2:   Shareholders' equity, December 31, 1994           15,090,171
          Net earnings                                         356,529
          Dividends to shareholders                           (449,082)
          Shareholders' equity, June 30, 1995               14,997,618


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to present the second quarter report for Cedar Income Fund, Ltd. Net earnings for the three and six months ended June 30, 1995 were $171,659 ($.08 per share) and $356,529
($.16 per share), respectively, compared to $147,053 ($.07 per share) and $310,426 ($.14 per share) for the same periods in 1994. Funds from operations (earnings from operations plus depreciation) were $574,680 for the first six months of 1995 compared to $528,707 for the same period in 1994.

The increases in net earnings and funds from operations were primarily the result of higher revenues. Rental income for the second quarter of 1995 increased 4% over the prior year (from $579,377 to $599,724) and 5% year-to-date (from $1,139,487 to
$1,199,911). Rents increased at Broadbent Business Center in Salt Lake City, Utah due to higher occupancy and rental rates. Southpoint Parkway Center in Jacksonville, Florida also experienced higher rents due to stable occupancies and higher rental rates. As of June 30, 1995, the Company's real estate portfolio had an overall occupancy rate of 98%.

Total property expenses, excluding depreciation, increased from $463,754 for the first six months of 1994 to $492,579 for the same period in 1995, which represented 41% of rental income for both years, respectively. Higher repairs and maintenance expenses at Broadbent and Southpoint were the primary cause of the increase in property expenses. Real estate taxes decreased primarily as a result of a partial refund of 1994 taxes on Germantown Square Shopping Center in Louisville, Kentucky. Wages and salaries were reduced due to a reduction in property management personnel at Broadbent.

Hewlett Packard Corporation has notified the Company that it does not intend to renew its lease for 20,400 square feet of space at Corporate Center East in Bloomington, Illinois when it expires on September 30, 1995, but has exercised its option to extend the current lease until November 30, 1995. This lease represented 11% of the Company's revenue in 1994. The Company has begun efforts to secure one or more replacement tenants for this space.

The Company's capital resources consist of its current equity in real estate investments (current value less mortgage indebtedness) and a mortgage loan receivable. The Company maintains its real estate in good condition and provides adequate insurance coverage. The Company's liquidity at June 30, 1995 is represented by cash and cash equivalents of $624,886, a mortgage loan participation of $586,886, and cash flow from operating activities. This liquidity is considered sufficient to meet current obligations.

On July 20, 1995, the Board of Directors declared a dividend of $.10 per share payable August 21, 1995 to shareholders of record on August 8, 1995. The Board of Directors will continue to consider leasing activity, operating results and financial condition of the Company in determining future dividends.

               For the Board of Directors,



               David Blankenship
               President
               August 3, 1995


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




Dated:  August 3, 1995