Form 10-Q
period 1995-09-30
CEDAR INCOME FUND LTD
filed 1995-11-13
CIK 761648

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549



                          FORM 10-Q



     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 1995   Commission file number 0-14510




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



The number of shares of common stock outstanding at November
13, 1995 was 2,245,411.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

CEDAR INCOME FUND, Ltd.
Balance Sheets
(unaudited)



                                                           September 30                  December 31,
                                                     1995                1994                 1994

ASSETS
  Real estate
    Land                                                4,126,044          4,126,044            4,126,044
    Buildings and improvements                         14,200,539         14,200,539           14,200,539

Total real estate                                      18,326,583         18,326,583           18,326,583
    Less accumulated depreciation                     (3,209,210)        (2,772,856)          (2,881,997)

Total net real estate                                  15,117,373         15,553,727           15,444,586
    Mortgage loan receivable                              584,849            592,745              590,834

Total real estate and mortgage participation           15,702,222         16,146,472           16,035,420

  Cash and cash equivalents                               754,957            438,504              447,015
  Rent and other receivables                               86,503             95,212               62,543
  Interest receivable                                       4,021              5,708                6,103
  Prepaid expenses                                         34,722             45,620               53,583
  Deferred lease commissions                              134,353            184,753              171,264
  Taxes held in escrow                                     50,933             48,243               10,304

TOTAL ASSETS                                           16,767,711         16,964,512           16,786,232

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loan payable                                 1,449,643          1,468,473            1,463,929
  Accounts payable and accrued expenses                   206,553            206,200               86,059
  Due to affiliates                                        34,588             51,236               29,062
  Security deposits                                        67,870             66,999               68,127
  Advance rents                                            30,270             52,311               48,884

TOTAL LIABILITIES                                       1,788,924          1,845,219            1,696,061

Shareholders' equity
  Common stock, $1 par value,
    5,020,000 shares authorized                         2,245,411          2,245,411            2,245,411
  Additional paid-in capital                           12,733,376         12,873,882           12,844,760

TOTAL SHAREHOLDERS' EQUITY                             14,978,787         15,119,293           15,090,171

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY              16,767,711         16,964,512           16,786,232



CEDAR INCOME FUND, Ltd.
Statements of Operations
(unaudited)
                                      Three Months Ended                          Nine Months Ended
                                         September 30,                                September 30,
                                              1995               1994               1995              1994
REVENUE
  Rents                                         607,355            600,079           1,807,266       1,739,566
  Interest                                       22,125             17,641              63,363          48,908

Total revenue                                   629,480            617,720           1,870,629       1,788,474

EXPENSES
  Property expenses:
    Real estate taxes                            63,857             61,111             179,760         193,384
    Wages and salaries                            5,320             10,814              15,179          32,597
    Repairs and maintenance                      59,743             98,140             257,506         243,484
    Utilities                                    43,644             41,638              99,894          97,986
    Management fee                               30,367             30,005              90,362          86,979
    Insurance                                     5,093              2,571              12,407          11,742
    Other                                        22,205             25,705              67,700          67,566

Total property expenses, excluding depreciation 230,229            269,984             722,808         733,738
depreciation
  Depreciation                                  109,062            109,140             327,213         327,421

Total property expenses                         339,291            379,124           1,050,021       1,061,159
Interest                                         34,969             35,404             105,242         106,516
Administrative fees                              24,912             24,735              74,542          74,099
Directors' fees and expenses                     10,044             12,359              32,524          38,073
Other administrative                             14,554             12,390              46,061          44,493

Total expenses                                  423,770            464,012           1,308,390       1,324,340

Net earnings                                    205,710            153,708             562,239         464,134

Net earnings per share                        .09                .07                .25               .21

Dividends to shareholders                       224,541            224,541             673,623         673,623

Dividends to shareholders per share           .10                .10                .30               .30

Average number of shares outstanding          2,245,411          2,245,411           2,245,411       2,245,411



CEDAR INCOME FUND, Ltd.
Statements of Cash Flows
(unaudited)

                                                                    Nine Months Ended
                                                                       September 30,
                                                             1995                         1994

Cash flows from operating activities:
  Rents collected                                                1,750,592                 1,695,715
  Interest received                                                 65,445                    48,037
  Payments for operating expenses                                (723,422)                 (744,723)
  Interest paid                                                  (102,492)                 (103,766)
    Net cash provided by operating activities                      990,123                   895,263

Cash flows from investing activities:
  Principal portion of scheduled
    mortgage loan collections                                        5,985                     5,499
  Security deposits collected, net                                   (257)                     2,670
    Net cash provided by investing activities                        5,728                     8,169

Cash flows from financing activities:
  Principal portion of scheduled
    mortgage loan payments                                        (14,286)                  (13,013)
  Dividends paid to shareholders                                 (673,623)                 (673,623)
    Net cash used by financing activities                        (687,909)                 (686,636)

Net increase in cash and cash equivalents.                         307,942                   216,796
Cash and cash equivalents at beginning of period                   447,015                   221,708
Cash and cash equivalents at end of period                         754,957                   438,504

Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings                                                       562,239                   464,134
Add (deduct) reconciling adjustments:
  Depreciation                                                     327,213                   327,421
  Amortization                                                       2,750                     2,750
  Increase in rent and other receivables                          (64,589)                  (70,770)
  Decrease (increase) in interest receivable                         2,082                     (871)
  Decrease in prepaid expenses                                      16,111                    12,485
  Decrease in deferred lease commissions                            36,911                     2,702
  Increase in operating accounts payable,
    accrued expenses and due to affiliates                         126,020                   147,306
  Increase (decrease) in advance rents                            (18,614)                    10,106

Net cash provided by operating activities                          990,123                   895,263

NOTES TO FINANCIAL STATEMENTS
Note 1: Interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and quarterly results. Interim reports should be read in conjuction with the audited financial statements and related notes included in the 1994 Annual Report.

Note 2:   Shareholders' equity, December 31, 1994           15,090,171
Net earnings                                                   562,239
Dividends to shareholders                                     (673,623)
Shareholders' equity, September 30, 1995                    14,978,787

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to present the third quarter report for Cedar Income Fund, Ltd. Net earnings for the three months ended September 30, 1995 were $205,710 ($.09 per share) compared to $153,708 ($.07 per share) for the same period in 1994, representing a 34% increase. Net earnings for the nine months ended September 30, 1995 were $562,239 ($.25 per share) compared to $464,134 ($.21 per share) for the same period in 1994, representing a 21% increase. Funds from operations (earning from operations plus depreciation) were $889,452 for the nine months ended September 30, 1995 compared to $791,555 for the same period in 1994.

The increases in net earnings and funds from operations were primarily the result of higher revenues. Rental income for the nine months ended September 30, 1995 increased to $1,807,266 from $1,739,566 during the same period in 1994, a gain of 4%. Rents increased at Southpoint Parkway Center in Jacksonville, Florida and Broadbent Business Park in Salt Lake City, Utah due primarily to higher rental rates. As of September 30, 1995, the Company's real estate portfolio had an overall occupancy rate of 98%. Interest income for the nine months ended September 30, 1995 increased $14,455 over the same period in 1994 due to increased funds available for investment and higher interest rates on investable funds.

Total property expenses, excluding depreciation, decreased from $733,738 for the first nine months of 1994 to $722,808 for the same period in 1995, representing 42% and 40% of rental income, respectively. Property expenses declined due primarily to lower real estate taxes resulting from a partial refund of 1994 taxes on Germantown Square Shopping Center in Louisville, Kentucky. Wages and salaries were also reduced due to a reduction in property management personnel at Broadbent.

Hewlett Packard Corporation did not renew its lease for 20,400 square feet of space at Corporate Center East when it expired on September 30, 1995, but has exercised an option to extend the current lease until November 30, 1995. This lease represented 11% of the Company's revenue for the nine months ended September 30, 1995. The Company has begun marketing efforts to secure one or more replacement tenants for this space.

The Company's capital resources consist of its current equity in real estate investments (current value less mortgage indebtedness) and a mortgage loan receivable. The
Company maintains its real estate in good condition and provides adequate insurance coverage. The Company's liquidity at September 30, 1995, is represented by cash and cash equivalents of $754,957, a mortgage loan participation of $584,849, and cash flow from operating activities. This liquidity is considered sufficient to meet current obligations.

On October 25, 1995, the Board of Directors declared a dividend of $.10 per share payable November 20, 1995 to shareholders of record on November 7, 1995. The Board of Directors will continue to consider leasing activity, operating results and financial condition of the Company in determining future dividends.

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




Dated:  November 13, 1995