Form 10-K405
period 1995-12-31
CEDAR INCOME FUND LTD
filed 1996-03-26
CIK 761648

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For the fiscal year ended          Commission file number 0-14510
        December 31, 1995

                   CEDAR  INCOME  FUND,  LTD.
     (Exact name of registrant as specified in its charter)


                  Iowa                             42-1241468
    (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)           Identification No.)

 4333 Edgewood Road N.E., Cedar Rapids, IA              52499
(Address of principal executive offices)             (Zip Code)

 Registrant's telephone number, including area code:  (319) 398-8975

   Securities registered pursuant to Section 12(b) of the Act:

                              None

   Securities registered pursuant to Section 12(g) of the Act:

              Shares of Common Stock, $1 Par Value
                        (Title of Class)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [X]

The aggregate market value of the voting shares of the registrant held by non-affiliates at March 1, 1996 was $7,128,817.

The number of shares of common stock of the registrant outstanding at March 1, 1996 was 2,245,411.

               DOCUMENTS INCORPORATED BY REFERENCE

                              None.
Part I.

Item 1.  Business

Cedar Income Fund, Ltd. (the "Company") was incorporated in Iowa on December 10, 1984 by AEGON USA Realty Advisors, Inc. ("AEGON Realty Advisors"), the Company's advisor. The Company operates as an equity-based real estate investment trust ("REIT"). To qualify as a REIT under the Internal Revenue Code, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. Cedar Income Fund 2, Ltd. ("Cedar 2") was merged with and into the Company on October 1, 1989. Cedar 2, another real estate investment trust sponsored by AEGON Realty Advisors, was incorporated in Iowa on October 30, 1986. The Company's objectives are to provide its shareholders with a professionally managed, diversified portfolio of commercial real estate investments which will provide the best available cash flow and present an opportunity for capital appreciation.

The Company's public offering of common stock commenced on May 29, 1985 and was completed on November 25, 1986. Net offering proceeds, after commissions and registration costs, were $12,410,658. Cedar 2's public offering of common stock commenced on February 24, 1987 and was completed on August 22, 1988. Net offering proceeds after commissions and registration costs, were $6,335,765. The Company has invested the proceeds from these offerings in four real estate properties and a mortgage loan participation, utilizing only a minimum amount of indebtedness against the properties. (See Note 6 to the Financial Statements.)

The Company has no employees, as all services necessary to conduct the day-to-day operations are performed by AEGON Realty
Advisors and its affiliates.

The Company's real estate investments are not expected to be substantially affected by current federal, state or local laws and regulations establishing ecological or environmental restrictions on the development and operations of such property. However, the enactment of new provisions or laws may reduce the Company's ability to fulfill its investment objectives.

Mortgage Loan Receivable

On September 20, 1993, the Company purchased a 30% participation in a promissory note from Life Investors Insurance Company of America ("Life Investors"), an affiliate of AEGON Realty Advisors. The participation was acquired for an investment of $600,000 and yields 8.25% to the Company. The promissory note matures in August 2000, and is secured by a deed of trust on the Woodbury Office Plaza in Woodbury, Minnesota. Life Investors has the right to repurchase principal sums of their discretion upon thirty days written notice.

Item 2.  Properties

Real Estate Investments

Germantown Square Shopping Center
Louisville,  Kentucky

On September 28, 1988 the Company purchased a 50% undivided interest in a neighborhood shopping center known as Germantown Square Shopping Center in Louisville, Kentucky ("Germantown"). The remaining 50% undivided interest was purchased by Life Investors. Germantown consists of two single-story buildings totaling 74,267 square feet on a 9.0 acre site which includes parking for 428 vehicles. The total acquisition cost of the Company's 50% interest in Germantown was $3,707,599. Subsequent improvements have increased the property's recorded cost to $3,717,017.

Germantown represented 19% of the Company's total assets at December 31, 1995 and provided 16% of total revenue. At December 31, 1995, Germantown was 100% leased to eleven tenants under leases having a minimum term of five years (not including renewal options). Annual base rents range from $7.77 to $15.50 per square foot. Three leases representing 10% of the square feet at Germantown expire during 1996. The anchor tenant, Winn Dixie (a grocery store), pays a fixed base rent plus 1% of gross sales in excess of a specified base. Winn Dixie occupies 59% of Germantown under a lease term expiring in September 2008, with five five-year options to renew. Winn Dixie provided 8% of the Company's 1995 revenue.

Germantown experiences competition in attracting tenants in its primary trade area from a number of shopping centers ranging in size from 35,000 square feet to 600,000 square feet. The effect of this competition is mitigated by the high occupancy rates experienced in the area, as well as the locational attributes of the Germantown site. Germantown's primary market area is mostly developed, thereby limiting the possibility of additional retail development.

Corporate Center East
Bloomington,  Illinois

On March 24, 1988 the Company acquired Corporate Center East, a 25,200 square foot office building in Bloomington, Illinois for $2,221,783 cash. Capital improvements have increased the property's recorded cost to $2,223,819. The Hewlett Packard Corporation occupied 20,400 square feet in Corporate Center East, until December 31, 1995, providing 11% of the Company's 1995 revenue. The Company has begun marketing efforts to secure one or more replacement tenants for this space. Given the market conditions in Bloomington and the configuration of the Hewlett Packard space, this lease-up effort is expected to take several years. In 1996, the Company anticipates incurring lease commissions, tenant improvements, and other costs of approximately $200,000 for this purpose.

Corporate Center East is leased to two tenants: Metropolitan Life Insurance Company occupies 2,590 square feet under a lease expiring in December 1998, and a local law firm occupies 2,210 square feet under a lease expiring in July 1996. The Company is negotiating a new six year lease which will relocate the law firm into 4,000 square feet of the former Hewlett Packard space. The anticipated capital cost of this relocation is approximately $123,000 (included in the $200,000 stated above).

Corporate Center East represented 12% of the Company's total assets at December 31, 1995 and provided 14% of 1995 revenue.
The property is subject to competition from several office projects in the same geographic area.

Broadbent Business Center
Salt Lake City, Utah

Broadbent Business Center in Salt Lake City, Utah ("Broadbent"), was acquired on March 31, 1987 for $4,057,950, subject to mortgage loan indebtedness of $1,966,110. Approximately $300,000 was expended to upgrade the property immediately after acquisition and subsequent improvements have increased the property's recorded cost to $4,533,017. The original mortgage indebtedness was scheduled to mature in September, 2008.
However, this loan was called by the lender pursuant to the terms of the note. New financing was obtained in October, 1992 in the amount of $1,500,000 to retire the original mortgage which had a balance of $1,300,472 at the date of retirement.

Broadbent consists of eight single-story buildings totaling 119,500 square feet, approximately half of which is office use and half service/warehouse, on a 12.5 acre site which includes parking for approximately 320 vehicles. Broadbent represented 22% of the Company's total assets at December 31, 1995 and provided 29% of 1995 revenue. At December 31, 1995 Broadbent was 95% occupied by 53 tenants under leases having a minimum term of one month (not including renewal options) with annual base rents ranging from $3.37 to $7.29 per square foot. Leases representing 30% of the square footage of Broadbent expire during 1996. The Company anticipates most of these leases will be renewed or the space will be leased to new tenants, resulting in stable occupancy during 1996.

There is no direct competition in Broadbent's immediate geographic area; however, there is significant competition from newer projects within its market, most notably the Salt Lake
International Center, a 900 acre business park adjoining the Salt
Lake City International Airport.

Southpoint Parkway Center
Jacksonville, Florida

Southpoint Parkway Center in Jacksonville, Florida ("Southpoint") was acquired on May 6, 1986 for $6,505,495 cash. Capital expenditures made since the purchase date have increased the property's recorded cost to $7,852,730. Southpoint is a single-story office service center consisting of 79,010 square feet of net leasable area on approximately 10.8 acres which includes 467 parking spaces. Southpoint represented 39% of the Company's total assets at December 31, 1995 and provided 38% of its revenue. The property is 99% leased to thirteen tenants with terms ranging from three to ten years (not including renewal options) and annual base rents ranging from $10.50 to $13.00 per square foot. Six leases representing 27% of the square feet expire in 1996. The Company anticipates most of these leases will be renewed or the space will be leased to new tenants, resulting in stable occupancy during 1996.

The General Services Administration ("GSA"), a United States Government Agency, occupies 39,037 square feet in Southpoint under a ten-year lease which expires in December, 2001. Under the terms of the lease, the GSA has an option to terminate the lease at any time on or after December 15, 1996. The GSA provided 22% of the Company's 1995 revenue. The GSA lease was negotiated in 1991, and in connection therewith, the Company purchased 2.9 acres of adjacent land, constructed a parking lot and made interior building improvements at a total cost of $988,832 (included in the above $7,852,730).

Southpoint competes with other office buildings in the suburban Jacksonville office market. During the early 1990's, Jacksonville experienced an oversupply of office space due to new office construction and consolidations by two major financial services firms, both of which occurred in the late 1980's. Net new absorption of office space in recent years has resulted in improved office occupancies and stabilized rents in the Southpoint market area.

The Company's properties are summarized in the table below:

                                          Occupancy
                                              at                         Assets at
                                 Size    December 31,     Lease      December 31, 1995        1995 Revenue
Name and Location              (Sq. Ft.)     1995      Expiration     Amount    Percent    Amount    Percent


Managed
Southpoint Parkway Center
    Jacksonville, Florida        79,010      99%       1996-2001   $ 6,464,651     39%   $  945,799     38%

Broadbent Business Center
    Salt Lake City, Utah        119,500      95        1996-1999     3,673,029     22       713,580     29

Corporate Center East
    Bloomington, Illinois        25,200      19        1996-1998     1,886,974     12       347,125     14

Germantown Square
    Louisville, Kentucky         74,267     100        1996-2008     3,214,298     19       393,769     16

                                297,977                             15,238,952     92     2,400,273     97

Trust Operations                    ---                              1,371,153      8        86,884      3

                                297,977                            $16,610,105    100%   $2,487,157    100%

Current Value of Real Estate

Traditional accounting methods and generally accepted accounting principles require that investments in real estate be presented in the financial statements on the basis of historical cost, reduced by related depreciation and any reasonable estimated permanent decline in value, without recognition for appreciation. Management believes that the current appraised value of real estate is more relevant and useful in determining the Company's financial position. Disclosure of current value information has become widespread in the real estate industry.

An evaluation of the estimated current value of the real estate assets owned by the Company was prepared by AEGON Realty Advisors. The valuation was based on AEGON Realty Advisors' review of each property's past operating performance, revenue and expense projections, and capital expenditure requirements. The economic and physical attributes of the property, its trade area, existing mortgage financing, lease structure and growth potential were also taken into consideration, as well as the independent property appraisals obtained upon acquisition of the properties.

The estimate of the aggregate current value of the Company's real estate as of December 31, 1995 was $12.8 million, which was $2.2 million less than its recorded book value. The Company believes this is a temporary decline in value due to current market conditions and, as a result, has not established a valuation allowance in the Financial Statements. Current value estimates for the Company's financial assets and liabilities are presented in Notes 4 and 6 to the Financial Statements.

This information should be considered in the context with other evaluations of financial condition and performance employed by informed investors in their overall assessment of the results and prospects of an ongoing real estate enterprise.

Item 3.  Legal Proceedings

Legal Proceedings

The Company is not a party to any pending legal proceedings which, in the opinion of management, are material to the Company's financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

Part II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Dividend Information

The Company is required to distribute at least 95% of its taxable income to continue qualification as a real estate investment trust. In 1995, the Company paid dividends of $.10 per share in February, May, August and November, totaling $.40 per share. While the Company expects to continue paying dividends to shareholders, there is no assurance of future dividends, as they are dependent upon earnings, cash flow, the financial condition of the Company and other factors.

A Form 1099 is mailed to shareholders at the end of each year reflecting the dividends paid by the Company in that year. The percentages indicated below, multiplied by the amount of dividends paid for that year, result in the amount to be reported for income tax purposes.

Dividend Character
                                          1995           1994           1993

Ordinary income                         94.35%         82.13%         60.71%
Nontaxable return of capital             5.65%         17.87%         39.29%
    Total                              100.00%        100.00%        100.00%
Dividends paid,
    per share                             $.40           $.40           $.40

Market Information

At March 1, 1996 the Company had 2,245,411 shares of common stock issued and outstanding to 1,235 shareholders of record. The Company's shares began trading on the National Association of Securities Dealers Automated Quotations (NASDAQ) System by the symbol CEDR on December 17, 1986. At March 1, 1996 the Company's per share bid and asked prices were $4.125 and $4.50, respectively, as obtained from Wedbush/Morgan Securities, Inc., Newport Beach, California and Herzog, Heine, Geduld, Inc., New York, New York, the principal market makers for shares of the Company. These prices reflect quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


Market Price Range

Quarter                            Over-the-Counter Bid Price
Ended                          High           Low            Close

1995
March 31                      4 1/2          3 3/4          3 3/4
June 30                       4 1/2          3 5/8          4 1/4
September 30                  4 1/2          4 1/8          4 1/8
December 31                   4 1/2          4              4

1994
March 31                      4 3/4          4              4 1/2
June 30                       5              4 1/4          4 3/4
September 30                  5              4 3/4          4 3/4
December 31                   5 1/4          3 3/4          3 3/4

Advisor

AEGON USA Realty Advisors, Inc.
Cedar Rapids, Iowa


Property Manager

AEGON USA Realty Management, Inc.
Cedar Rapids, Iowa


Stock Transfer and Dividend Reinvestment Agent

Cedar Income Fund, Ltd.
c/o Boston EquiServe, L.P.
P.O. Box 8200
Boston, MA  02266-8200
Telephone:  1-800-426-5523


Annual Meeting

The annual meeting of shareholders of Cedar Income Fund, Ltd.
will be held on April 30, 1996 at 9:30 a.m. at the AEGON
Financial Center, 4333 Edgewood Road N.E., Cedar Rapids, Iowa.


10-K Information

The 1995 Form 10-K filed with the Securities and Exchange
Commission (exclusive of certain exhibits) is available without charge upon written request to Roger L. Schulz, Controller, Cedar
Income Fund, Ltd., 4333 Edgewood Road N.E., Cedar Rapids, Iowa
52499.

Item 6.  Selected Financial Data

                                                           Years Ended December 31,


                                       1995           1994           1993           1992           1991


Revenue                              $ 2,487,157      2,383,889      2,228,371      2,121,921      1,810,066

Net Earnings                         $   769,621        659,553        467,196        395,350        330,675

Dividends to Shareholders            $   898,164        898,164        898,165        903,987        989,721

Per Share
  Net Earnings*                      $       .34            .29            .21            .17            .14
  Dividends to Shareholders**        $       .40            .40            .40            .40            .43

Total Assets                         $16,610,105     16,786,232     17,026,932     17,439,445     18,049,259

Mortgage Loan Payable                $ 1,444,654      1,463,929      1,481,486      1,497,477      1,326,378

Shareholders' Equity                 $14,961,628     15,090,171     15,328,782     15,759,751     16,369,641

*    Based on weighted average number of shares outstanding.
**   Based on number of shares outstanding on respective record dates.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The discussion that follows should be read in the general context of the discussion in "Item 1 Business" and "Item 2 Properties."

Results of Operations

Growth in the U.S. economy continued in 1995, with the Gross Domestic Product gaining 4.2%. Job growth in the U.S. non-agricultural employment increased by 1.7 million as of last August compared to one year earlier. Retail sales in 1995 posted a 5% increase over 1994. The Company benefited from these positive economic factors and experienced an improvement in the portfolio occupancy rate and operating results in 1995. In the foreseeable future, "outlet megamalls" (giant retail facilities ranging from one to two million square feet) have the potential of becoming more common and thus compete with traditional centers for consumer consumption.

The Company owns office, office/warehouse, and retail properties in four U.S. cities. On December 31, 1995, the combined occupancy rate of the Company's four properties was 91%. As more fully described in the discussion in "Item 2 Properties," the Hewlett Packard Corporation lease expired in 1995 creating a 20,400 square foot vacancy. Operating results in the forthcoming year will be influenced by the Company's ability to release the Hewlett Packard space, renew other expiring tenant leases and obtain new leases at competitive rental rates.

1995 compared to 1994

Rental income was $2,400,273 in 1995 compared to $2,316,229 in 1994, an increase of 3.6%. This increase is due to higher occupancy and rental rates at Broadbent and Southpoint. During 1995 rental income increased $60,350 at Broadbent and $43,457 at Southpoint, representing gains of 9% and 5%, respectively, over 1994. Germantown was 100% occupied during 1995; however, rental income decreased $25,185 primarily due to a decrease in expense recoveries from tenants as operating expenses, namely real estate taxes, decreased from 1994. Rental income at Corporate Center East increased by $5,421 as expense recoveries from tenants increased in 1995. Interest income was $86,884 in 1995 compared to $67,660 in 1994, an increase of 28%. This increase was attributable to higher investable cash balances and higher interest rates in 1995.

Property expenses, excluding depreciation, declined from $940,123 in 1994 to $932,431 in 1995. Contributing to the decrease in property expenses was a $23,317 decrease in wages and salaries due to a reduction of property management personnel at Broadbent. Management fees increased $4,201 in 1995, an increase of 4%, corresponding to the increase in rental income. Insurance expense increased from $15,699 in 1994 to $16,521 in 1995 due to higher insurance premiums. The remaining property expenses each experienced less than a 3% increase from 1994. Property expenses, excluding depreciation, as a percent of rental income, decreased to 39% in 1995 compared to 41% in 1994. Other administrative expense increased in 1995 as a result of an increase in mailing costs which was partially off-set by a reduction in directors fees and expenses.

The net effect of the higher revenues and lower expenses was a 17% increase in net earnings from $659,553 in 1994 to $769,621 in 1995.

1994 compared to 1993

Rental income was $2,316,229 in 1994 compared to $2,172,985 in 1993, an increase of 7%. This increase is primarily due to higher occupancy and rental rates at Southpoint and stable occupancy and higher rental rates at Broadbent. During 1994, rental income increased $115,798 at Southpoint and $23,465 at Broadbent, representing gains of 15% and 4%, respectively, over 1993. Germantown maintained 100% occupancy for all of 1994 and recorded a $9,695 increase in rental income, a gain of 2% over 1993. Rental income at Corporate Center East fell $5,713 in 1994, a decline of 2% from 1993, due primarily to lower expense recoveries. Interest income was $67,660 in 1994 compared to $55,386 in 1993, an increase of 22%. This increase was attributable to higher investable cash balances and higher interest rates received on these balances in 1994.

Property expenses, excluding depreciation, declined from $979,119 in 1993 to $940,123 in 1994. The primary reason for the decrease in property expenses was a $25,044 decrease in repairs and maintenance expense due primarily to lower remodeling costs for new and existing tenants at Southpoint in 1994 compared to 1993. Also contributing to the decrease in property expenses was a decline in property taxes of $9,760 due to a lower assessed valuation at Southpoint. Insurance expense also decreased from $19,374 in 1993 to $15,699 due to lower premiums. Management fees increased $7,164 in 1994, an increase of 7%, corresponding to the increase in rental income. Property expenses, excluding depreciation, as a percent of rental income, decreased to 41% in 1994 from 45% in 1993.

The net effect of higher revenues and lower expenses was a 41% increase in net earnings from $467,196 in 1993 to $659,553 in 1994.

Cash Flow and Funds from Operations

In 1994, the Company adopted "funds from operations" as a measurement of operating performance. "Funds from operations," as used in this report, is defined as: net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation. The Company has adopted this definition of "funds from operations" as a more meaningful measurement of the ongoing performance of a real estate entity than either "net cash provided by operating activities," identified in the Statements of Cash Flows, or "earnings from operations," identified in the Statements of Earnings.

Funds from operations takes into consideration the accrual of revenue and expenses which more appropriately reflects operating performance. Net cash provided by operating activities, on the other hand, represents cash receipts and disbursements without regard to when income is earned or expense incurred. Earnings from operations considers the accrual of revenue and expenses, but is limited as a measurement of the ongoing performance of a real estate entity because it includes depreciation, a non-cash expense. The Company intends to continue using funds from operations as a measure of operating performance.

Liquidity and Capital Resources

The Company's capital resources consist of its current equity in real estate investments (current value less mortgage indebtedness) and a participation in a mortgage loan receivable. The Company maintains the real estate in good condition and provides adequate insurance coverage. Liquidity is considered sufficient to meet current obligations, and is represented by cash and cash equivalents of $772,144 and a mortgage loan participation of $582,769 as of December 31, 1995.

Net cash provided by operating activities, as shown in the Statements of Cash Flows, was $1,235,761 for the year ended December 31, 1995. Dividends to shareholders of $898,164 constituted the major use of cash in 1995. Dividends to shareholders of $224,541 were also paid in the first quarter of 1996. The Board of Directors continues to closely monitor occupancies, leasing activity, overall Company operations, and liquidity in determining quarterly dividends.

The Board of Directors of the Company has authorized the repurchase from time to time of up to 200,000 shares of the Company's own common stock. As of December 31, 1995, the Company had repurchased 83,117 shares. The Company purchased 55,502 shares in 1991 and 27,615 shares in 1992, but no shares have been purchased since then.

The Company's debt service commitments for the mortgage loan payable are described in Note 6 to the Financial Statements. In addition, the Company anticipates incurring lease commissions, tenant improvements and capital expenditures of $200,000 for releasing the vacant space at Corporate Center East in 1996. There were no other material commitments at December 31, 1995.

Inflation

Low to moderate levels of inflation during the past few years have favorably impacted the Company's operations by stabilizing operating expenses. At the same time, low inflation has the indirect effect of reducing the Company's ability to increase tenant rents. The Company's properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. These factors, in the long run, are expected to result in more attractive returns from the Company's real estate portfolio as compared to short-term investment vehicles.

Item 8.  Financial Statements and Supplementary Data

Balance Sheets

                                                          December 31,

                                                   1995                1994

Assets
 Real Estate
  Land                                       $   4,126,044        $  4,126,044
  Buildings and improvements                    14,200,539          14,200,539

                                                18,326,583          18,326,583
  Less accumulated depreciation                 (3,318,273)         (2,881,997)

                                                15,008,310          15,444,586
Mortgage loan receivable                           582,769             590,834

                                                15,591,079          16,035,420

Cash and cash equivalents                          772,144             447,015
Rent and other receivables                          80,213              62,543
Interest receivable                                  4,007               6,103
Prepaid expenses                                    44,275              53,583
Deferred lease commissions                         114,807             171,264
Taxes held in escrow                                 3,580              10,304

Total Assets                                   $16,610,105         $16,786,232

Liabilities and Shareholders' Equity
  Liabilities
     Mortgage loan payable                     $ 1,444,654         $ 1,463,929
     Accounts payable and accrued expenses          99,673              86,059
     Due to affiliates                              28,762              29,062
     Security deposits                              66,869              68,127
     Advance rents                                   8,519              48,884

                                                 1,648,477           1,696,061

Shareholders' equity
    Common stock, $1 par value, 5,020,000
      shares authorized, 2,245,411 shares
      issued and outstanding                     2,245,411           2,245,411
    Additional paid-in capital                  12,716,217          12,844,760

                                                14,961,628          15,090,171

Total Liabilities and Stockholders' Equity     $16,610,105         $16,786,232

See the accompanying notes to financial statements.

Statements of Operations
                                                  Years Ended December 31,

                                             1995         1994         1993

Revenue
  Rents                                   $2,400,273   $2,316,229   $2,172,985
  Interest                                    86,884       67,660       55,386
                                           2,487,157    2,383,889    2,228,371

Expenses
 Property expenses:
   Real estate taxes                         228,006     226,426       236,186
   Repairs and maintenance                   318,633     315,393       340,437
   Utilities                                 134,362     130,667       132,123
   Management fee                            120,013     115,812       108,648
   Wages and salaries                         19,911      43,228        44,873
   Insurance                                  16,521      15,699        19,374
   Other                                      94,985      92,898        97,478

Property expenses, excluding depreciation    932,431     940,123       979,119
   Depreciation                              436,276     436,562       436,563

   Total property expenses                 1,368,707   1,376,685     1,415,682
   Interest                                  140,096     141,814       143,990
   Administrative fees                        99,359      98,797        98,431
   Directors' fees and expenses               44,228      49,994        51,372
   Other administrative                       65,146      57,046        51,700

                                           1,717,536   1,724,336     1,761,175

Net earnings                              $  769,621  $  659,553    $  467,196

Net earnings per share*                   $      .34  $      .29    $      .21

Dividends to shareholders                 $  898,164  $  898,164    $  898,165

Dividends to shareholders per share*      $      .40  $      .40    $      .40

* Net earnings per share are based on the weighted average number of shares outstanding (2,245,411) for the years 1995, 1994, and 1993. Dividends to shareholders per share are based on the actual number of shares outstanding on the respective record dates.

See the accompanying notes to financial statements.

Statements of Cash Flows
                                                      Years Ended December 31,

                                                     1995              1994              1993

Cash flows from operating activities:
Rents collected                                 $ 2,328,138       $ 2,315,720       $ 2,275,050
  Interest received                                  88,980            66,394            55,508
  Payments for operating expenses                (1,044,928)       (1,114,146)       (1,151,661)
  Interest paid                                    (136,429)         (138,148)         (139,713)

  Net cash provided by operating activities       1,235,761         1,129,820         1,039,184

Cash flows from investing activities:
  Purchase of participation in                          ---               ---          (600,000)
     mortgage loan receivable
  Principal collection on mortgage                      ---               ---           611,968
     loans receivable
  Principal portion of scheduled
      mortgage loan collections                       8,065             7,410             5,146
  Security deposits collected, net                   (1,258)            3,798             1,360

  Net cash provided by investing activities           6,807            11,208            18,474

Cash flows from financing activities:
  Principal portion of scheduled
      mortgage loan payments                        (19,275)          (17,557)          (15,991)
  Dividends paid to shareholders                   (898,164)         (898,164)         (898,165)

  Net cash used by financing activities            (917,439)         (915,721)         (914,156)

Net increase in cash and cash equivalents           325,129           225,307           143,502
Cash and cash equivalents at beginning of year      447,015           221,708            78,206

Cash and cash equivalents at end of year        $   772,144       $   447,015       $   221,708

Reconciliation of net earnings to net
     cash provided by operating activities:
Net earnings                                    $   769,621       $   659,553       $   467,196
Add (deduct) reconciling adjustments:
     Depreciation                                   436,276           436,562           436,563
     Amortization                                     3,667             3,666             4,277
     Decrease (increase) in rent and
        other operating receivables                 (10,946)             (162)           87,079
     Decrease (increase) in interest receivable       2,096            (1,266)              122
     Decrease in prepaid expenses                     5,641             3,606             1,313
     Decrease in deferred lease commissions          56,457            16,191             9,547
     Increase in operating accounts payable,
        accrued expenses and due to affiliates       13,314             4,991               451
     Increase (decrease) in advance rents           (40,365)            6,679            32,636

Net cash provided by operating activities       $ 1,235,761       $ 1,129,820       $ 1,039,184

See the accompanying notes to financial statements.

Statements of Shareholders' Equity
                                                Years Ended December 31, 1995, 1994, and 1993

                                                            Additional      Undistributed        Total
                                             Common          Paid-In             Net         Shareholders'
                                             Stock           Capital           Earnings          Equity


Balance at January 1, 1993               $  2,245,411      $13,514,340      $        ---      $15,759,751
  Net earnings                                    ---              ---           467,196          467,196
  Dividends to shareholders                       ---         (430,969)         (467,196)        (898,165)

Balance at December 31, 1993                2,245,411       13,083,371               ---       15,328,782
  Net earnings                                    ---              ---           659,553          659,553
  Dividends to shareholders                       ---         (238,611)         (659,553)        (898,164)

Balance at December 31, 1994                2,245,411       12,844,760               ---       15,090,171
  Net earnings                                    ---              ---           769,621          769,621
  Dividends to shareholders                       ---         (128,543)         (769,621)        (898,164)

Balance at December 31, 1995             $  2,245,411      $12,716,217      $        ---      $14,961,628

See the accompanying notes to financial statements.

Notes to Financial Statements

1.  Organization and Accounting Policies

Cedar Income Fund, Ltd. (the "Company") was incorporated as Cedar Income Fund 1, Ltd. ("Cedar 1") in 1984. On October 1, 1989, the Company merged with Cedar Income Fund 2, Ltd. ("Cedar 2"), a real estate investment trust organized in 1986, and changed its name to Cedar Income Fund, Ltd. The merger qualified as a tax-free reorganization under the Internal Revenue Code and was accounted for as a pooling of interests.

The Company is in the business of investing in real estate. Investments in real estate are stated at cost. The Company will provide an allowance for valuation if it is ever determined that the value of real estate has permanently declined below recorded book value.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company's adoption of Statement No. 121 in 1995 had no impact on the Company's operations.

A provision for possible losses on rents receivable is made when it is determined that collection of the receivable is doubtful. Rent receivable is stated net of an allowance for uncollectible accounts of $29,257 in 1995 and $35,034 in 1994. The Company follows the operating method of accounting for leases, whereby scheduled rental income is recognized on a straight-line basis over the lease term. Contingent rental income is recognized in the period in which it arises.

Cash equivalents include investments with original maturities of three months or less.

Costs incurred in connection with the registration of the Company's public offering of shares, including the public offering of Cedar 2, have been recorded as a reduction of the offering proceeds. Costs of the merger were expensed in 1989, and expenses incurred in connection with the organization of the Company have been fully amortized.

Expenditures for repairs and maintenance which do not add to the value or extend the useful life of property are expensed when incurred. Expenditures which do add to the value or extend the useful life of property are capitalized. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets.

Expenditures for lease commissions are being amortized on a straight-line basis over the lease term as an operating expense.

Net earnings per share is computed using the weighted average number of shares outstanding during the year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results of the Company could differ as a result of those estimates.


2.  Cash and Cash Equivalents

At December 31, 1995 the Company had $4,092 in cash and $768,052 invested in a money market fund. Information regarding the money market investment is presented in the following table:

                                                                                     Cost at
Name of Issuer and                                              Principal          December 31,
Type of Issue                             Maturity Date           Amount               1995*


Fidelity Investments Money Market
Trust, approximate average, 5.62%             Demand             $768,052            $768,052

* Represents the amount at which carried on the balance sheet, which also approximates market value at that date.

3.  Real Estate

The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership. Information regarding the Company's investment in each property is presented in the Schedule of Real
Estate and Accumulated Depreciation below.

Schedule of Real Estate and Accumulated Depreciation

                                                  Initial Cost to Company               Gross Amount at Which Carried
                                                                                              December 31, 1995


                                    Amount                  Buildings    Subsequent               Buildings
Property Description                  of                        &          Cost                      &
Name and Location of Property     Encumbrance    Land      Improvements  Capitalized     Land    Improvements    Total


Southpoint Parkway Center          $      ---   2,005,495    4,500,000   1,347,235    2,377,369   5,475,361    7,852,730
  Jacksonville, Floria
  (Office/Service Facility
Broadbent Business Center           1,444,654     595,000    3,462,950     475,067      595,000   3,938,017    4,533,017
  Salt Lake City, Utah
  (Office/Service Facility)
Corporate Center East                     ---     475,000    1,746,783       2,036      475,000   1,748,819    2,223,819
  Bloomington, Illinois
  (Office Building)
Germantown Square                         ---     678,675    2,284,999     753,343      678,675   3,038,342    3,717,017
  Louisville, Kentucky
  (Shopping Center)
                                   $1,444,654   3,754,170   11,994,732   2,577,681    4,126,044  14,200,539   18,326,583

                                                                               Life on Which
Property Description                     Accumulated     Date       Date      Depreciation is
Name and Location of Property           Depreciation     Built    Acquired     Computed (in
                                                                                 years)


Southpoint Parkway Center                   1,512,543      1984      5/86               10-40
  Jacksonville, Floria
  (Office/Service Facility
Broadbent Business Center                     929,914      1978      3/87               10-40
  Salt Lake City, Utah
  (Office/Service Facility)
Corporate Center East                         340,621      1987      3/88                  40
  Bloomington, Illinois
  (Office Building)
Germantown Square                             535,195      1988      9/88               10-40
  Louisville, Kentucky
  (Shopping Center)
                                            3,318,273

The activity in real estate and related accumulated depreciation for the three year period ended December 31, 1995 is summarized in the table below:


                                           Years Ended December 31,

                                      1995           1994          1993

Real Estate
   Cost
Beginning of year                 $18,326,583     18,326,583     18,326,583
   Additions during year
      Improvements                        ---            ---            ---

End of year                       $18,326,583*    18,326,583     18,326,583

   Accumulated Depreciation
Beginning of year                   2,881,997      2,445,435      2,008,872
   Additions during year
      Depreciation expense            436,276        436,562        436,563
End of year                      $  3,318,273      2,881,997      2,445,435

*  Also represents cost for federal income tax purposes.

4.  Mortgage Loan Receivable

On September 20, 1993, the Company purchased a $600,000 participation in a promissory note owned by Life Investors Insurance Company of America, an affiliate of AEGON Realty Advisors. The note is secured by real estate and the participation yields 8.25% to the Company. Principal payments reduced the receivable balance to $582,769 at December 31, 1995. The estimated fair value of the mortgage loan receivable at December 31, 1995 was $609,818. The interest rate applied to discount the cash flows was lower than the stated rate of the loan, and as a result, the estimated fair value exceeded the carrying value of the mortgage loan receivable. The Company's previous investment in a similar mortgage with Bankers United Life Assurance Company, also an affiliate of AEGON Realty Advisors, was prepaid on July 27, 1993. Information regarding the mortgage receivable at December 31, 1995 is presented in the Schedule of Mortgage Loan Receivable below:

Schedule of Mortgage Loan Receivable
                                                               Periodic Payment Terms

                           Date     Stated    Final      Annual       Balloon     Face Amount    Carrying
                            of     Interest  Maturity   Principal     Payment     of Mortgage   Amount of
                         Mortgage    Rate      Date        and          at        Receivable     Mortgage
                                                        Interest     Maturity         at         December
                                                                                  Acquisition    31, 1995


Woodbury Plaza
  Woodbury, Minnesota      8-1-93     8.25%    8-1-00      $56,453     $535,664     $600,000     $582,769


The activity in mortgage loan receivable for the three year period ended December 31, 1995, is summarized as follows:

                                            Years Ended December 31,

Mortgage Loan Receivable                 1995         1994         1993


Principal
Beginning of year                     $ 590,834      598,244      615,358
   Additions during year
       Purchase of participation            ---          ---      600,000
   Deductions during year
      Scheduled payments                 (8,065)      (7,410)      (5,146)
      Prepayments                           ---          ---     (611,968)

End of year                           $ 582,769      590,834      598,244

5.  Leased Assets

The Company's properties are leased to tenants under short-term, non-cancellable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are as follows:


       Year               Amount

1996                        $1,401,144
1997                           728,885
1998                           324,909
1999                           193,814
2000                           174,733
Thereafter                   1,397,864
                            $4,221,349

Contingent rentals provided by various leases were included in rental income for 1995, 1994, and 1993 of $284,887, $292,622, and
$281,168, respectively. The Company derived 10% or more of its revenue from two major tenants in 1995, 1994, and 1993. Revenues from these tenants were $541,814 and $278,553 in 1995, $490,799 and $265,645 in 1994 and $492,528 and $276,951 in 1993.

One of the Company's major tenants, Hewlett Packard Corporation, vacated 20,400 square feet in Corporate Center East when their lease expired on December 31, 1995. The Hewlett Packard
Corporation provided 11% of the Company's 1995 revenue.

6.  Mortgage Loan Payable

Broadbent was acquired on March 31, 1987 subject to a mortgage loan obligation. The mortgage was scheduled to mature in September, 2008; however, the lender elected to call the loan pursuant to terms of the note. A payment of $1,300,472 was paid to the lender on October 30, 1992 to retire the obligation, at which time new financing was obtained. Information regarding the new mortgage is presented in the Schedule of Mortgage Loan on Real Estate below:

                                                                Periodic Payment Terms

Property Description        Date     Stated    Final      Annual       Balloon    Prepayment Penalty   Face Amount     Carrying
Name and Location of         of     Interest  Maturity   Principal     Payment        Provisions       of Mortgage     Amount of
Property                    Note      Rate      Date        and          at                                at          Mortgage
                                                         Interest     Maturity                         Acquisition   December 31,
                                                                                                                         1995


Broadbent Business Center   10/92    9.375%     11/02     $155,704    1,264,582   No prepayment 1st     $1,500,000    $1,444,654
  Salt Lake City, Utah                                                           5 years, 5% in 6th
                                                                                  year declining 1%
                                                                                           per year
                                                                                         thereafter

The estimated fair market value and the carrying value of the mortgage loan payable at December 31, 1995 were $1,600,859 and $1,444,654, respectively. The fair market value exceeds the carrying value as a result of the current interest rate applied to discount cash flows being lower than the stated rate of the note. The activity in mortgage loans payable for the three year period ended December 31, 1995 is summarized in the table below:

                                             Years Ended December 31,


Mortgage Loan Payable                1995           1994           1993


Principal
Beginning of year                $ 1,463,929      1,481,486      1,497,477
     Deductions during year
          Principal payments         (19,275)       (17,557)       (15,991)
End of year                      $ 1,444,654      1,463,929      1,481,486


Scheduled monthly payments will partially amortize the principal balance of the mortgage loan over its term, leaving a balloon payment at maturity in November, 2002. Amortized payments on the outstanding balance due in the next five years are summarized as follows:

       Year             Amortized
                         Payments

       1996               21,162
       1997               23,233
       1998               25,507
       1999               28,004
       2000               30,742

7.  Federal Income Taxes

The Company conducts its operations so as to qualify as a real estate investment trust under the Internal Revenue Code which requires, among other things, that at least 95% of the Company's taxable income be distributed to shareholders. The Company has distributed all of its taxable income for 1995, 1994 and 1993; accordingly, no provision has been made for federal income taxes since the Company did not have taxable income after the deductions allowed for dividends paid to shareholders. Differences between taxable income and financial accounting income result from different methods required for depreciation of real estate; such differences are relatively insignificant.

8.  Common Stock Repurchases

The Company has purchased 83,117 shares of its common stock under a program authorized by the Board of Directors to repurchase from time to time up to 200,000 shares. The Company purchased 55,502 shares in 1991 and 27,615 shares in 1992. No shares were purchased in 1995, 1994 or 1993.

9.  Transactions with Affiliates

The Company has entered into an agreement with AEGON Realty Advisors to provide administrative and advisory services for a monthly base fee of 1/12 of 3/4 of 1% of the estimated current value of real estate plus 1/12 of 1/4 of 1% of the estimated current value of all assets of the Company other than real estate, and an annual subordinated incentive fee equal to 15% of the gain on property sold, subject to certain limitations. AEGON Realty Advisors also provides real estate acquisition services for a fee equal to 5% of the gross purchase price of property acquired and disposition services for a fee equal to 3% of the gross sales price of property sold, subject to certain limitations. The administrative and advisory agreement is for a period of one year, automatically renewed annually and cancellable upon 60 days written notice by either party. The Company paid AEGON Realty Advisors $99,359, $98,797, and $98,431 in administrative fees for 1995, 1994, and 1993, respectively.
No acquisition fees were paid in 1995, 1994 and 1993 and no incentive or disposition fees have been paid since the Company's inception.

AEGON USA Realty Management, Inc. (the "Property Manager"), a wholly-owned subsidiary of AEGON Realty Advisors, provides property management services to the Company for a monthly fee equal to 5% of the gross income from properties managed. The Property Manager also provides leasing services to the Company for a fee of up to 6% of the rent to be paid during the term of the lease procured. The management agreement is for a period of one year, automatically renewed annually and cancellable upon 60 days written notice by either party. The Company paid the Property Manager $120,013, $115,812, and $108,648 in management fees for 1995, 1994, and 1993, respectively, and $18,809, $40,150, and $21,546 in leasing fees for 1995, 1994 and 1993, respectively.

AEGON Realty Advisors provides dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services to the Company for a quarterly fee of $.875 per shareholder account (as defined) and $1.00 per shareholder account for dividends processed. The Company paid AEGON Realty Advisors $10,281, $10,892, and $11,434 in shareholder service fees for 1995, 1994, and 1993, respectively. AEGON Realty Advisors has subcontracted with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company, for delivery of these services.

AEGON Realty Advisors administers the Company's common stock repurchase program, earning $.0625 per share for each share repurchased. No shares were repurchased and no fees were paid in 1995, 1994 or 1993.

The Company has purchased participations in promissory notes owned by various affiliates of AEGON Realty Advisors (see note
4). The Company received interest income from the participations of $48,388, $49,028, and $44,692 for 1995, 1994 and 1993,
respectively.

AEGON Realty Advisors is a wholly-owned subsidiary of AEGON USA, Inc. which, through AEGON Realty Advisors and various other wholly-owned subsidiaries, beneficially owns 584,567 shares of the Company, representing approximately 26% of the shares outstanding at December 31, 1995.


10.  Selected Quarterly Financial Data (Unaudited)

                                     Quarter Ended            Year Ended

       Year                3/31       6/30       9/30      12/31      12/31



            1995
Revenue                  $619,893    621,256    629,480    616,528  2,487,157
Net earnings              184,870    171,659    205,710    207,382    769,621
Net earnings per share        .08        .08        .09        .09        .34

            1994
Revenue                   575,151    595,603    617,720    595,415  2,383,889
Net earnings              163,373    147,053    153,708    195,419    659,553
Net earnings per share        .07        .07        .07        .09        .29

            1993
Revenue                   534,926    579,347    561,573    552,525  2,228,371
Net earnings               50,112    137,101    109,623    170,360    467,196
Net earnings per share        .02        .06        .05        .08        .21

Report of Independent Auditors

The Board of Directors and Shareholders
Cedar Income Fund, Ltd.

We have audited the accompanying balance sheets of Cedar Income Fund, Ltd. as of December 31, 1995 and 1994, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Income Fund, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                              Ernst & Young LLP

Des Moines, Iowa
February 16, 1996


Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

None.

Part III.

Item 10.  Directors and Executive Officers of the Registrant

Information About Directors

Certain information about the nominees for Director appears below. (See "Item 13 Certain Relationships and Related
Transactions" for a description of the Company's relationship with AEGON USA Realty Advisors, Inc. and other subsidiaries of AEGON USA, Inc.)

PATRICK E. FALCONIO, age 54, has served as Chairman of the Board and a Director of the Company since 1988. He is Executive Vice President and Chief Investment Officer of AEGON USA, Inc. (insurance and financial services), Cedar Rapids, Iowa, where he has been employed since 1987. Mr. Falconio is a Director of AEGON USA Realty Advisors, Inc. and various other subsidiaries of AEGON USA, Inc. He is also Chairman of the Board of Trustees of USP Real Estate Investment Trust (real estate investment company) and a Director of Firstar Bank Cedar Rapids, N.A. (commercial bank).

EDWIN L. INGRAHAM, age 69, has served as a Director of the Company from inception to 1988, and again since 1991. He retired in 1988 as Executive Vice President, Treasurer and Chief Investment Officer of AEGON USA, Inc., where he had been employed since 1982. He is a Trustee of USP Real Estate Investment Trust (real estate investment company). Mr. Ingraham is a member of the Audit Committee.

JAMES C. KAFES, age 60, has served as a Director of the Company since 1989. He was a Director of Cedar Income Fund 2, Ltd. (real estate investment company) from its inception in 1986 to 1989, when it was merged with and into the Company. He is a Managing Director of Landauer Associates, Inc. (real estate counseling), New York, New York where he has been employed since 1986. (Landauer Associates, Inc. is a wholly-owned subsidiary of AEGON USA Realty Advisors, Inc.). Mr. Kafes is a member of the Audit Committee.

EDWIN B. LANCASTER, age 79, has served as a Director of the Company since its inception. He has been self-employed as a consultant since retirement in 1981 as Executive Vice President
of Metropolitan Life Insurance Company, New York, New York.   Mr.
Lancaster is Chairman of the Audit Committee.

ALEX A. MEYER, age 65, has served as a Director of the Company since its inception. He retired in 1992 as Senior Vice President of Amana Refrigeration, Inc., Amana, Iowa, a subsidiary of Raytheon Company (manufacturing), where he had been employed in various executive and marketing positions since 1956. He is a Director of the Toro Company (equipment manufacturing). Mr. Meyer is a member of the Audit Committee.

Information About Other Executive Officers

Certain information about the executive officers of the Company who are not also nominees appears below. The term of office of each executive officer will expire at the Annual Meeting of the Board of Directors which will precede the Annual Meeting of Shareholders. (See "Item 13 Certain Relationships and Related Transactions" for a description of the Company's relationship with AEGON USA Realty Advisors, Inc. and other subsidiaries of AEGON USA, Inc.)

DAVID L. BLANKENSHIP, age 45, has served as President of the Company since its inception. He has been employed by AEGON USA, Inc. since 1977 in various administrative and management positions related to real estate investment activities and is Chairman of the Board and President of AEGON USA Realty Advisors, Inc.

MAUREEN DEWALD, age 45, has served as Vice President and Secretary of the Company since its inception. She has been employed by AEGON USA, Inc. since 1983 as an attorney for real estate investment activities and is Senior Vice President, Secretary and General Counsel of AEGON USA Realty Advisors, Inc.

JEFFRY DIXON, age 42, has served as Director of Investor
Relations and Assistant Secretary of the Company since 1994. He has been employed by AEGON USA, Inc. since 1984 in real estate acquisition and mortgage lending positions and is a Portfolio
Manager of AEGON USA Realty Advisors, Inc.

ALAN F. FLETCHER, age 46, has served as Vice President and Treasurer of the Company since its inception and as Assistant Secretary since 1987. He has been employed by AEGON USA, Inc. since 1981 in various financial and administrative positions related to investment activities and is Senior Vice President and Chief Financial Officer of AEGON USA Realty Advisors, Inc.

ROGER L. SCHULZ, age 34, has served as Controller and Assistant Secretary of the Company since January, 1996. He has been employed by AEGON USA, Inc. since 1985 in real estate accounting and financial reporting positions and since November, 1995, as Manager - Financial Reporting for AEGON USA Realty Advisors, Inc.

Item 11.  Executive Compensation

The officers and Directors of the Company who are also affiliated with AEGON USA Realty Advisors, Inc. (see "Item 10 Directors and Executive Officers of the Registrant") receive no remuneration for their services to the Company other than reimbursement of travel and other expenses incurred in connection with their duties. During 1995, with the exception of Messrs. Falconio and Kafes, each Director received an annual fee of $5,000 plus $750 for each Board meeting attended. There is an additional fee of $500 for any special activity (property inspection, committee meeting, etc.) unless such activity coincides with a meeting of the Board of Directors. Messrs. Falconio and Kafes have waived all fees for their services as Directors so long as they continue to be affiliated with AEGON USA Realty Advisors, Inc. (see "Item 10 Directors and Executive Officers of the Registrant). Total fees paid to all Directors as a group were $23,250 for 1995.
(See "Item 13 Certain Relationships and Related Transactions" for information regarding compensation to AEGON USA Realty Advisors, Inc.)


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Security Ownership of Certain Benefical Owners

The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Shares of the Company as of March 1, 1996. Each such owner has sole voting and investment powers with respect to the Shares owned by it.


Name and Address                              Amount and Nature       Percent
of Beneficial Owner                       of Beneficial Ownership    of Class


Board of Trustees of Policemen and Firemen
  Retirement System of the City of Detroit          150,000             6.68%
908 City-County Building
Detroit, Michigan 48226

AEGON USA, Inc.                                     584,567            26.03%
4333 Edgewood Road N.E.
Cedar Rapids, Iowa 52499

AEGON USA, Inc. is an indirect, wholly-owned subsidiary of AEGON
N.V., a holding company organized under the laws of The
Netherlands which is controlled by Vereniging AEGON, an association organized under the laws of The Netherlands. AEGON
USA, Inc. has sole voting and investment powers with respect to the above Shares.

Security Ownership of Management

The following table sets forth the number of Shares of the Company beneficially owned as of March 1, 1996 by each Director, nominee, and officer and by all Directors, nominees and officers as a group (10 persons).

Name of                      Amount and Nature            Percent
Beneficial Owner             of Beneficial Ownership      of Class


Patrick E. Falconio(1)            584,567                   26.03%
Edwin L. Ingraham(2)                  300                    *
James C. Kafes(3)                   1,000                    *
Edwin B. Lancaster(4)               1,500                    *
Alex A. Meyer(5)                      300                    *
David L. Blankenship(6)               893                    *
Maureen DeWald(7)                   2,892                    *
Jeffry Dixon                            0                    *
Alan F. Fletcher(8)                   500                    *
Roger L. Schulz(9)                    400                    *
Directors, nominees and officers
   as a group                     592,352                   26.38%

(1) Mr. Falconio may be deemed to be the beneficial owner of 584,567 Shares owned beneficially by AEGON USA, Inc. by reason of his position as Chief Investment Officer of AEGON USA, Inc. (see "Item 10 Directors and Executive Officers of the Registrant"). Mr. Falconio disclaims beneficial ownership of such Shares.
(2) Mr. Ingraham is the direct owner of 300 Shares held jointly with his wife and shares voting and investment powers with respect to such Shares.
(3) Mr. Kafes is the direct owner of 1,000 Shares for which he has sole voting and investment powers.
(4) Mr. Lancaster is the direct owner of 1,500 Shares held jointly with his wife and shares voting and investment powers with respect to such Shares.
(5) Mr. Meyer is the direct owner of 300 Shares for which he has sole voting and investment powers.
(6) Mr. Blankenship may be deemed to be the beneficial owner of 893 Shares held in an individual retirement account owned by his wife for which she has sole voting and investment powers through the custodian.
(7) Ms. DeWald is the direct owner of 2,892 Shares for which she has sole voting and investment powers.
(8) Mr. Fletcher is the direct owner of 200 Shares for which he has sole voting and investment powers and is the beneficial owner of 300 Shares held in an individual retirement account for which he has sole voting and investment powers through the custodian.
(9 Mr. Schulz is the direct owner of 400 Shares for which he has sole voting and investment powers.

   *Such holdings represent less than one percent of the outstanding Shares.

Item 13.  Certain Relationships and Related Transactions

The Company has no employees and has contracted with various subsidiaries of AEGON USA, Inc., an indirect, majority-owned subsidiary of AEGON N.V., to provide the Company with administrative, advisory, acquisition, divestiture, property management, leasing and shareholder services. A description of the relationships between AEGON USA, Inc. and its various subsidiaries and of such subsidiaries' agreements with the Company follows. The description of the agreements is qualified in its entirety by reference to the terms and provisions of such agreements. AEGON USA, Inc. is the beneficial owner of 584,567 shares of the Company as of March 1, 1996 which represents 26.03% of the outstanding shares of the Company. AEGON USA, Inc. has sole voting and investment powers with respect to the above shares. (See "Item 12 Security Ownership of Certain Beneficial Owners and Management" for a description of the relationship between AEGON USA, Inc. and AEGON N.V.)

Administrative and Advisory Services

AEGON USA Realty Advisors, Inc. ("AEGON Advisors"), a wholly-owned subsidiary of AEGON USA, Inc., provides administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement"). The term of the Advisory Agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel the Advisory Agreement upon 60 days written notice.

Under the Advisory Agreement, AEGON Advisors is obligated to:
(a) provide office space and equipment, personnel and general office services necessary to conduct the day-to-day operations of the Company; (b) select and conduct relations with accountants, attorneys, brokers, banks and other lenders, and such other parties as may be considered necessary in connection with the Company's business and investment activities, including, but not limited to, obtaining services required in the acquisition, management and disposition of investments, collection and disbursement of funds, payment of debts and fulfillment of obligations of the Company, and prosecuting, handling and settling any claims of the Company; (c) provide property acquisition and disposition services, research, economic and statistical data, and investment and financial advice to the Company; and (d) maintain appropriate legal, financial, tax, accounting and general business records of activities of the Company and render appropriate periodic reports to the directors and shareholders of the Company and to regulatory agencies, including the Internal Revenue Service, Securities and Exchange Commission, and similar state agencies.

AEGON Advisors receives fees for its administrative and advisory services as follows: (a) a monthly base fee of 1/12 of 3/4 of 1% of the estimated current value of real estate plus 1/12 of 1/4 of 1% of the estimated current value of all assets of the Company other than real estate, and a subordinated incentive fee equal to 15% of the gain on property sold (as defined). No subordinated incentive fee is payable until cumulative cash distributions have been paid to shareholders representing the total proceeds raised by the Company in its initial public offering (less certain amounts) plus an annual 10% cumulative return on such amount.
The incentive fee is further limited to 15% of the remaining gain from the sale of the Company's assets after payment to shareholders of the original issue price plus an annual 6% cumulative return on the original issue price. Notwithstanding the foregoing, the combined base and incentive fees for any year cannot exceed the amount permitted by the limitation on operating expenses as provided in the Company's Articles of Incorporation, which limitation is the greater of 2% of the Company's average invested assets or 25% of its net income for such year. In addition, AEGON Advisors receives acquisition fees equal to 5% of the gross purchase price of property acquired and disposition fees equal to 3% of the gross sales price of property sold, subject to certain limitations. The Company paid AEGON Advisors $99,359 in administrative fees for 1995. No incentive, acquisition or disposition fees were paid in 1995.

Management Services

AEGON USA Realty Management, Inc. ("AEGON Management"), a wholly-owned subsidiary of AEGON Advisors, provides property management and leasing services to the Company pursuant to a Management Agreement. The term of the Management Agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel the Management Agreement upon 60 days written notice. Under the Management Agreement, AEGON Management is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting to the Company regarding property operations, and maintenance of insurance. All of the duties of AEGON Management are to be fulfilled at the Company's expense; provided, however, the Company is not required to reimburse AEGON Management for personnel expenses other than for on-site personnel at the properties managed. AEGON Management receives fees for its property management services as follows: a monthly management fee equal to 5% of the gross income from properties managed and leasing fees of up to 6% of the rent to be paid during the term of the lease procured. The Company paid AEGON Management $120,013 in management fees and $18,809 in leasing fees for 1995.

Shareholder Services

AEGON Advisors provides shareholder services to the Company pursuant to a Shareholder Services Agreement (the "Agreement"). Under the Agreement, AEGON Advisors is obligated to provide dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services for which AEGON Advisors receives the following fees: a quarterly fee of $.375 per shareholder account based on the total number of active and inactive accounts, a quarterly fee of $.50 per shareholder account based on the number of active accounts, a fee of $1.00 per shareholder account for each dividend processed and such other compensation as from time to time agreed upon by the Company and AEGON Advisors. The Company paid AEGON Advisors $10,281 in shareholder service fees for 1995. AEGON Advisors has subcontracted for stock transfer and dividend disbursement services with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company.

AEGON Advisors also administers the Company's common stock repurchase program and earns $.0625 per share for each share repurchased. Under the program, the Company is authorized by the Board of Directors to repurchase from time to time up to 200,000 shares. To date, 83,117 shares have been repurchased. No shares were repurchased in 1995.

Other

On September 20, 1993, the Company purchased from Life Investors Insurance Company of America, a wholly-owned subsidiary of AEGON USA, Inc., a $600,000 participation in a promissory note secured by a mortgage on real estate. The note matures in 2000 and the participation yields 8.25% to the Company. The Company received $8,065 in principal and $48,388 in interest from the mortgage participation in 1995.
Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of Documents


1.  Financial Statements.

    The following financial statements are included in Item 8:

    Balance Sheets, December 31, 1995 and 1994.
    Statements of Operations, Years Ended December 31, 1995, 1994, and 1993. Statements of Cash Flows, Years Ended December 31, 1995, 1994, and 1993. Statements of Shareholders' Equity, Years Ended December 31, 1995, 1994,
      and 1993.
    Notes to Financial Statements.
    Report of Independent Auditors.

2.  Financial Statement Schedules.

    Financial Statement Schedules. (Included in Notes to Financial Statements)

    (III)  Schedule of Real Estate and Accumulated Depreciation.  Note 3
    (IV)  Schedule of Mortgage Loans on Real Estate.              Note 4

    All other schedules have been omitted because they are not required, or because the required information, where material, is included in the financial statements or accompanying notes.

Part IV (continued)

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

    (a)  List of Documents (continued)

       3.  Exhibits

           (3) Articles of Incorporation dated September 14, 1989, incorporated herein by reference to Item 14(a)3, Exhibit (3) of Form 10-K for the year ended December 31, 1989.

           (3.1) Bylaws, as amended July 24, 1991, incorporated herein by reference to Item 14(a)3, Exhibit (3.1) of Form 10-K for the year ended December 31, 1991.

           (4) Article III of the Articles of Incorporation dated September 14, 1989, incorporated herein by reference to Item 14(a)3, Exhibit (4) of Form 10-K for the year ended December 31, 1989.

           (4.1) Articles II, V, and VII of the Bylaws, as amended July 24, 1991, incorporated herein by reference to
                  Item 14(a)3, Exhibit (4.1) of Form 10-K for the year ended December 31, 1991.

           (10) Administrative and Advisory Agreement dated October 1, 1989, incorporated herein by reference to Item 14(a)3, Exhibit
                  (10) of Form 10-K for the year ended December 31, 1989.

           (10.1) Management Agreement dated October 1, 1989, incorporated herein by reference to Item 14(a)3, Exhibit (10.1) of Form 10-K for the year ended December 31, 1989.

           (10.2) Shareholder Services Agreement dated October 1, 1989, as amended January 1, 1992 and assigned January 27, 1992, incorporated herein by reference to Item 14(a)3, Exhibit (10.2) of Form 10-K for the year ended December 31, 1991.

    (b)  No reports on Form 8-K were filed during the fourth quarter of 1995.

    (c)  The required exhibits applicable to this section are listed in
         Item 14(a)3.

    (d)  There are no financial statement schedules applicable to this section.


                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CEDAR INCOME FUND, LTD.




    Patrick E. Falconio                    Alan F. Fletcher
    Chairman of the Board                  Vice President and Treasurer
    (principal executive officer)          (principal financial officer)




                                           Roger L. Schulz
                                           Controller
                                           (principal accounting officer)


March 25, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.





    Patrick E. Falconio                          Edwin B. Lancaster
    Director                                     Director




    Edwin L. Ingraham                            Alex A. Meyer
    Director                                     Director




    James C. Kafes
    Director



March 25, 1996

                      EXHIBIT INDEX


 Exhibit
  Item                 Title or Description

  (3) Articles of Incorporation dated September 14, 1989, incorporated herein by reference to Item 14(a)3, Exhibit (3) of Form 10-K for the year ended December 31, 1989.

  (3.1) Bylaws, as amended July 24, 1991, incorporated herein by reference to Item 14(a)3, Exhibit (3.1) of Form 10-K for the year ended December 31, 1991.

  (4) Article III of the Articles of Incorporation dated September 14, 1989, incorporated herein by reference to Item 14(a)3, Exhibit (4) of Form 10-K for the year ended December 31, 1989.

  (4.1) Articles II, V, and VII of the Bylaws, as amended July 24, 1991, incorporated herein by reference to Item 14(a)3, Exhibit (4.1) of Form 10-K for the year ended December 31, 1991.

  (10) Administrative and Advisory Agreement dated October 1, 1989, incorporated herein by reference to Item 14(a)3, Exhibit (10) of Form 10-K for the year ended December 31, 1989.

  (10.1) Management Agreement dated October 1, 1989, incorporated herein by reference to Item 14(a)3, Exhibit (10.1) of Form 10-K for the year ended December 31, 1989.

  (10.2) Shareholder Services Agreement dated October 1, 1989, as amended
         January 1, 1992 and assigned January 27, 1992, incorporated herein by reference to Item 14(a)3, Exhibit (10.2) of Form 10-K for the year ended December 31, 1991.

All Exhibit Items are omitted from this report, but a copy will be furnished upon payment of $13.00, representing a charge of fifty cents ($.50) per page, accompanying a written request to Roger L. Schulz, Controller, Cedar Income Fund, Ltd., 4333 Edgewood Road N.E., Cedar Rapids, Iowa 52499.