Form 10-Q
period 1996-03-31
CEDAR INCOME FUND LTD
filed 1996-05-10
CIK 761648

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q



       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended March 31, 1996    Commission file number 0-14510



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



The number of shares of common stock outstanding at May 10, 1996 was 2,245,411.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CEDAR INCOME FUND, Ltd.
Balance Sheets
(unaudited)



                                                         March 31                       December 31,
                                                   1996             1995                   1995

ASSETS
  Real estate
    Land                                           4,126,044      4,126,044              4,126,044
    Buildings and improvements                    14,200,539     14,200,539             14,200,539

                                                  18,326,583     18,326,583             18,326,583
    Less accumulated depreciation                 (3,427,922)    (2,991,085)            (3,318,273)

                                                  14,898,661     15,335,498             15,008,310
    Mortgage loan receivable                         580,643        588,881                582,769

                                                  15,479,304     15,924,379             15,591,079

  Cash and cash equivalents                          845,020        453,478                772,144
  Rent and other receivables                         110,962        127,416                 80,213
  Interest receivable                                  3,992          6,676                  4,007
  Prepaid expenses                                    34,183         39,199                 44,275
  Deferred lease commissions                         119,005        158,396                114,807
  Taxes held in escrow                                22,556         23,847                  3,580
  Due from affiliates                                   --           42,440                  --

TOTAL ASSETS                                      16,615,022     16,775,831             16,610,105

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loan payable                            1,439,547      1,459,278              1,444,654
  Accounts payable and accrued expenses              157,305        139,892                 99,673
  Due to affiliates                                   32,136          --                    28,762
  Security deposits                                   69,030         69,224                 66,869
  Advance rents                                       13,896         56,937                  8,519

TOTAL LIABILITIES                                  1,711,914      1,725,331              1,648,477

Shareholders' equity
  Common stock, $1 par value,
    5,020,000 shares authorized                    2,245,411      2,245,411              2,245,411
  Additional paid-in capital                      12,657,697     12,805,089             12,716,217

TOTAL SHAREHOLDERS' EQUITY                        14,903,108     15,050,500             14,961,628

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        16,615,022     16,775,831             16,610,105

CEDAR INCOME FUND, Ltd.
Statements of Operation
(unaudited)                                      Three Months Ended
                                                      March 31,

                                              1996                 1995
REVENUE
  Rents                                      559,047              600,187
  Interest                                    23,245               19,706

TOTAL REVENUE                                582,292              619,893

EXPENSES
  Property expenses:
    Real estate taxes                         62,723               53,540
    Wages and salaries                         5,356                4,622
    Repairs and maintenance                   56,457               94,374
    Utilities                                 34,222               26,640
    Management fee                            27,953               30,010
    Insurance                                  4,311                3,691
    Other                                     23,804               22,132

Property expenses, excluding depreciation    214,826              235,009
  Depreciation                               109,649              109,088

Total property expenses                      324,475              344,097
Interest                                      34,736               35,192
Administrative fees                           24,975               24,805
Directors' fees and expenses                  11,144               11,247
Other administrative                          20,941               19,682

TOTAL EXPENSES                               416,271              435,023

Net earnings                                 166,021              184,870

Net earnings per share                         .07                  .08

Dividends to shareholders                    224,541              224,541

Dividends to shareholders per share            .10                  .10

Average number of shares outstanding       2,245,411            2,245,411

CEDAR INCOME FUND, Ltd.
Statements of Cash Flows
(unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                         1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                        533,684       529,267
  Interest received                                       23,260        19,133
  Payments for operating expenses                       (224,887)     (281,520)
  Interest paid                                          (33,819)      (34,275)

    Net cash provided by operating activities            298,238       232,605

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan collections                              2,126         1,953
  Security deposits collected, net                         2,160         1,097

    Net cash provided by investing activities              4,286         3,050

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan payments                                (5,107)       (4,651)
  Dividends paid to shareholders                        (224,541)     (224,541)

    Net cash used by financing activities               (229,648)     (229,192)

Net increase in cash and cash equivalents.                72,876         6,463
Cash and cash equivalents at beginning of period         772,144       447,015
Cash and cash equivalents at end of period               845,020       453,478

RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                             166,021       184,870
Add (deduct) reconciling adjustments:
  Depreciation                                           109,649       109,088
  Amortization                                               917           917
  Increase in rent and other receivables                 (49,725)      (78,416)
  Decrease (increase) in interest receivable                  15          (573)
  Decrease in prepaid expenses                             9,175        13,467
  Decrease (increase) in deferred lease commissions       (4,198)       12,868
  Increase in due from affiliates                           --         (42,440)

 Increase  in operating accounts payable,
    accrued expenses and due to affiliates                61,007        24,771
  Increase in advance rents                                5,377         8,053

Net cash provided by operating activities                298,238       232,605

NOTES TO FINANCIAL STATEMENTS
Note 1: The unaudited Interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and quarterly results. Interim reports should be read in conjunction with the audited financial statements and related notes included in the 1995 Annual Report.


Note 2:   Shareholders' equity, December 31, 1995             14,961,628
                      Net earnings                               166,021
                      Dividends to shareholders                 (224,541)
                Shareholders' equity, March 31, 1996          14,903,108

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to present the first quarter report for Cedar Income Fund, Ltd. Net earnings for the three months ended March 31, 1996 were $166,021 ($.07 per share) compared to $184,870
($.08 per share) for the same period in 1995. Funds from operations (earnings from operations plus depreciation) were $275,670 for the first three month of 1996 compared to $293,958 for the same period a year ago.

Net earnings and funds from operations were lower in 1996 primarily due to the Hewlett Packard Corporation vacating 20,400 square feet of space at Corporate Center East in Bloomington, Illinois when its lease expired on December 31, 1995. The Company is in the process of obtaining one or more replacement tenants for this space. Despite Hewlett Packard vacating its space, the Company's real estate portfolio had an overall occupancy rate of 90% at March 31, 1996.

Rental income for the first quarter was $559,047 compared to $600,187 for the first quarter in 1995. The decrease in rental income is due to Corporate Center East, where Hewlett Packard contributed approximately $73,000 in rents during the first quarter of 1995. This decrease was offset by rents increasing at the remaining properties. Rents increased by 8% at Broadbent Business Center in Salt Lake City, Utah and by 13% at Germantown Square in Louisville, Kentucky as base rents and expense recoveries from tenants increased at these properties. Rents at Southpoint Parkway Center in Jacksonville, Florida increased slightly.

Total property expenses, excluding depreciation, decreased from 39% of rental income in 1995 to 38% in 1996. Repairs and maintenance decreased in the first quarter of 1996 compared to 1995 primarily due to tenant remodeling and other expenses incurred in 1995 that were not required this year. The increase in utilities is partially attributed to Hewlett Packard vacating their space, since they were responsible for their own utilities. This expense is now the Company's.

Capital resources of the Company consist of equity in real estate investments and a mortgage loan receivable. The company maintains its real estate in good condition and provides adequate insurance coverage. The Company's liquidity at March 31, 1996 is represented by cash and cash equivalents of $845,020, a mortgage loan participation of $580,643 and cash flow from operating activities. This liquidity is considered sufficient to meet current obligations.

The Board of Directors declared a dividend of $.10 per share payable May 20, 1996 to shareholders of record May 10, 1996. The Board of Directors will continue to consider leasing activity, operating results and the financial condition of the Company in determining future dividends.

PART II   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company's annual meeting of shareholders on April 30, 1996, 61% of the Company's outstanding shares were represented (in person or by proxy). All five incumbent Directors were re-elected to the Board of Directors, with each receiving at least 97% of the vote for the shares represented. The vote tabulation for each Director was as follows:


Director                Votes for           Votes Withheld

Patrick E. Falconio     1,339,172                38,753
Edwin L. Ingraham       1,337,335                40,590
James C. Kafes          1,338,633                39,292
Edwin B. Lancaster      1,338,142                39,783
Alex A. Meyer           1,337,904                40,021


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEDAR INCOME FUND, LTD.

/S/ Alan F. Fletcher
Alan F. Fletcher
Vice President and Treasurer
(principal financial officer)


/S/ Roger L. Schulz
Roger L. Schulz
Controller
(principal accounting officer)

Dated:  May 10, 1996