Form 10-Q
period 1996-06-30
CEDAR INCOME FUND LTD
filed 1996-08-12
CIK 761648

3





                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549



                          FORM 10-Q



     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



 For the quarter ended June 30, 1996    Commission file number 0-14510




                 CEDAR  INCOME  FUND,  LTD.
   (Exact name of registrant as specified in its charter)



                 Iowa                             42-1241468
   (State or other jurisdiction of     (I.R.S. Employer Identification No.)
    incorporation or organization)



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



The number of shares of common stock outstanding at August 12, 1996 was 2,245,411.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Cedar Income Fund, Ltd.
Balance Sheets
(unaudited)

                                                   June 30,             December 31,
                                             1996           1995           1995

ASSETS
  Real estate
    Land                                     4,126,044      4,126,044      4,126,044
    Buildings and improvements              14,200,539     14,200,539     14,200,539

                                            18,326,583     18,326,583     18,326,583
    Less accumulated depreciation           (3,536,985)    (3,100,148)    (3,318,273)

                                            14,789,598     15,226,435     15,008,310
    Mortgage loan receivable                   578,473        586,886        582,769

                                            15,368,071     15,813,321     15,591,079

  Cash and cash equivalents                    885,556        624,886        772,144
  Rent and other receivables                    77,487         83,039         80,213
  Interest receivable                            3,977          4,035          4,007
  Prepaid expenses                              39,091         43,432         44,275
  Deferred lease commissions                   116,864        150,518        114,807
  Taxes held in escrow                          41,532         37,390          3,580

 Total Assets                               16,532,578     16,756,621     16,610,105

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loan payable                      1,434,320      1,454,517      1,444,654
  Accounts payable and accrued expenses        185,076        168,927         99,673
  Due to affiliates                             25,576         25,528         28,762
  Security deposits                             64,810         68,491         66,869
  Advance rents                                 15,305         41,540          8,519

 Total Liabilitities                         1,725,087      1,759,003      1,648,477

Shareholders' Equity
  Common stock, $1 par value,
    5,020,000 shares authorized              2,245,411      2,245,411      2,245,411
  Additional paid-in capital                12,562,080     12,752,207     12,716,217

 Total Shareholders' Equity                 14,807,491     14,997,618     14,961,628

 Total Liabilities and Shareholders'Equity  16,532,578     16,756,621     16,610,105

Cedar Income Fund, Ltd.
Statements of Operations
(unaduited)

                                           Three Months Ended          Six Months Ended
                                                June 30,                   June 30,

                                           1996          1995         1996        1995
REVENUE
  Rents                                   521,652      599,724   1,080,699      1,199,911
  Interest                                 23,251       21,532      46,496         41,238


Total Revenue                             544,903      621,256   1,127,195      1,241,149

EXPENSES
  Property expenses:
    Real estate taxes                      62,617       62,363     125,340        115,903
    Wages and salaries                      5,423        5,237      10,779          9,859
    Repairs and maintenance                63,234      103,389     119,691        197,763
    Utilities                              34,039       29,610      68,261         56,250
    Management fee                         26,082       29,985      54,035         59,995
    Insurance                               5,227        3,623       9,538          7,314
    Other                                  29,540       23,363      53,344         45,495

 Property expenses, excluding             226,162      257,570     440,988        492,579
depreciation
    Depreciation                          109,063      109,063     218,712        218,151

Total property expenses                   335,225      366,633     659,700        710,730
Interest                                   34,615       35,081      69,351         70,273
Administrative fees                        25,004       24,825      49,979         49,630
Directors' fees and expenses                9,879       11,233      21,023         22,480
Other administrative                       11,256       11,825      32,197         31,507

Total Expenses                            415,979      449,597     832,250        884,620

Net earnings                              128,924      171,659     294,945        356,529

Net earnings per share                        .06          .08         .13            .16


Dividends to shareholders                 224,541      224,541     449,082        449,082

Dividends to shareholders per share           .10          .10         .20            .20


Average number of shares outstanding    2,245,411    2,245,411   2,245,411      2,245,411

CEDAR INCOME FUND, Ltd.
Statements of Cash Flows
(unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                           1996          1995

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                        1,090,091     1,157,971
  Interest received                                         46,526        43,306
  Payments for operating expenses                         (498,508)     (500,784)
  Interest paid                                            (67,518)      (68,440)

    Net cash provided by operating activities              570,591       632,053

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan collections                                4,296         3,948
  Security deposits collected, net                          (2,059)          364

    Net cash provided by investing activities                2,237         4,312

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan payments                                 (10,334)       (9,412)
  Dividends paid to shareholders                          (449,082)     (449,082)

    Net cash used by financing activities                 (459,416)     (458,494)

Net increase in cash and cash equivalents.                 113,412       177,871
Cash and cash equivalents at beginning of period           772,144       447,015
Cash and cash equivalents at end of period                 885,556       624,886

RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                               294,945       356,529
Add (deduct) reconciling adjustments:
  Depreciation                                             218,712       218,151
  Amortization                                               1,833         1,834
  Increase in rent and other receivables                   (35,226)      (47,582)
  Decrease in interest receivable                               30         2,068
  Decrease in prepaid expenses                               3,351         8,317
  Decrease (increase) in deferred lease commissions         (2,057)       20,746
  Increase in operating accounts payable,
    accrued expenses and due to affiliates                  82,217        79,334
  Increase (decrease) in advance rents                       6,786        (7,344)

Net cash provided by operating activities                  570,591       632,053

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


NOTE 2:   Shareholders' equity, December 31, 1995                  14,961,628
                  Net earnings                                        294,945
                  Dividends to shareholders                          (449,082)
                  Shareholders' equity, June 30, 1996              14,807,491

Item  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to present the second quarter report for Cedar Income Fund, Ltd. Net earnings for the three and six months ended June 30, 1996 were $128,924 ($.06 per share) and $294,945 ($.13 per share), respectively, compared to $171,659 ($.08 per share) and $356,529 ($.16 per share) for the same periods in 1995. Funds from operations (earnings from operations plus depreciation) were $513,657 for the first six months of 1996 compared to $574,680 for the same period in 1995.

Net earnings and funds from operations declined from 1995 to 1996 primarily due to the Hewlett Packard Corporation vacating 20,400 square feet of space at Corporate Center East in Bloomington, Illinois when its lease expired on
December 31, 1995. The Company is in the process of obtaining one or more replacement tenants for this space. Despite Hewlett Packard vacating its space, the Company's real estate portfolio had an overall occupancy rate of 87% at June 30, 1996.

Rental income for the three and six months ended June 30, 1996 was $521,652 and $1,080,699, respectively, compared to $599,724 and $1,199,911 for the same periods in 1995. The decrease in rental income is attributed to Corporate Center East, where Hewlett Packard contributed approximately $141,000 in rents during the first two quarters of 1995. This decrease was partially offset by an 11% increase in rental income at Germantown Square in Louisville, Kentucky due to higher base rents and expense recoveries. Rental income at Southpoint Parkway Center in Jacksonville, Florida and Broadbent Business Center in Salt Lake City, Utah was relatively unchanged from a year ago. Interest income increased by 13% due to a higher balance of funds available for investment.

Total property expenses, excluding depreciation, decreased from $492,579 for the first six months of 1995 to $440,988 for the same period in 1996, which represented 41% of rental income for both years. Repairs and maintenance decreased in the second quarter of 1996 compared to 1995 primarily due to tenant remodeling and other expenses incurred in 1995 that were not required this year. The increase in utilities is partially attributed to Hewlett Packard vacating their space, since they were responsible for their own utilities. (This expense is now the Company's.) Other property expenses have increased by 17%, primarily as a result of new signage required at Corporate Center East.

Capital resources of the Company consist of equity in real estate investments and a mortgage loan receivable. The Company maintains its real estate in good condition and provides adequate insurance coverage. The Company's liquidity at June 30, 1996 is represented by cash and cash equivalents of $885,556, a mortgage loan participation of $578,473 and cash flow from operating activities. This liquidity is considered sufficient to meet current obligations.

The Board of Directors declared a dividend of $.10 per share payable August 19, 1996 to shareholders of record August 6, 1996. The Board of Directors will continue to consider leasing activity, operating results and the financial condition of the Company in determining future dividends.



SIGNATURE

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CEDAR INCOME FUND, LTD.






                             David Blankenship
                             President
                             (executive officer)







                             Roger L. Schulz
                             Controller
                             (principal accounting officer)

Dated: August 12, 1996