Form 10-Q
period 1996-09-30
CEDAR INCOME FUND LTD
filed 1996-11-13
CIK 761648

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549



                            FORM 10-Q



       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended September 30, 1996       Commission file number 0-14510




                   CEDAR  INCOME  FUND,  LTD.
     (Exact name of registrant as specified in its charter)



                     Iowa                                     42-1241468
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)



4333 Edgewood Road N.E., Cedar Rapids, IA              52499
    (Address of principal executive offices)        (Zip Code)


 Registrant's telephone number, including area code:  (319) 398-8975


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



The number of shares of common stock outstanding at November 13, 1996 was 2,245,411.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets
(unaudited)

                                               September 30,              December 31,
                                         1996                 1995          1995

Assets
  Real estate
     Land                           $  4,126,044          4,126,044      4,126,044
     Buildings and improvements       14,219,153         14,200,539     14,200,539
                                      18,345,197         18,326,583     18,326,583
     Less accumulated depreciation    (3,646,023)        (3,209,210)    (3,318,273)
                                      14,699,174         15,117,373     15,008,310
     Mortgage loan receivable            576,256            584,849        582,769
                                      15,275,430         15,702,222     15,591,079
     Cash and cash equivalents           903,972            754,957        772,144
     Rent and other receivables           83,207             86,503         80,213
     Interest receivable                   3,962              4,021          4,007
     Prepaid expenses                     31,055             34,722         44,275
     Deferred lease commissions          114,840            134,353        114,807
     Taxes held in escrow                 60,508             50,933          3,580

                                    $ 16,472,974         16,767,711     16,610,105

Liabilities and Shareholders' Equity
  Liabilities
     Mortgage loan payable          $  1,428,969          1,449,643      1,444,654
     Accounts payable and
         accrued expenses                220,930            206,553         99,673
     Due to affiliates                    28,343             34,588         28,762
     Security deposits                    64,556             67,870         66,869
     Advance rents                        14,551             30,270          8,519
                                       1,757,349          1,788,924      1,648,477

  Shareholders' equity
     Common stock, $1 par value,
         5,020,000 shares authorized   2,245,411          2,245,411      2,245,411
      Additional paid-in capital      12,470,214         12,733,376     12,716,217
                                      14,715,625         14,978,787     14,961,628

                                    $ 16,472,974         16,767,711     16,610,105

Cedar Income Fund, Ltd.
Statements of Operations
(unaudited)

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                                   1996              1995               1996          1995
Revenue
     Rents                                    $  532,692            607,355          1,613,391      1,807,266
     Interest                                     24,313             22,125             70,809         63,363
                                                 557,005            629,480          1,684,200      1,870,629

Expenses
     Property expenses:
        Real estate taxes                         61,094             63,857            186,434        179,760
        Wages and salaries                         5,587              5,320             16,366         15,179
        Repairs and maintenance                   69,754             59,743            189,445        257,506
        Utilities                                 45,615             43,644            113,876         99,894
        Management fee                            26,634             30,367             80,669         90,362
        Insurance                                  4,856              5,093             14,394         12,407
        Other                                     20,614             22,205             73,958         67,700
     Property expenses, excluding depreciation   234,154            230,229            675,142        722,808
        Depreciation                             109,038            109,062            327,750        327,213
     Total property expenses                     343,192            339,291          1,002,892      1,050,021
     Interest                                     34,492             34,969            103,843        105,242
     Administrative fees                          25,307             24,912             75,286         74,542
     Directors' fees and expenses                 12,064             10,044             33,087         32,524
     Other administrative                          9,274             14,554             41,471         46,061
                                                 424,329            423,770          1,256,579      1,308,390

Net earnings                                  $  132,676            205,710            427,621        562,239

Net earnings per share                        $      .06                .09                .19            .25

Dividends to shareholders                     $  224,542            224,541            673,624        673,623

Dividends to shareholders per share           $      .10                .10                .30            .30

Average number of shares outstanding           2,245,411          2,245,411          2,245,411      2,245,411

Cedar Income Fund, Ltd.
Statements of Cash Flows
(unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                            1996               1995

Cash flows from operating activities:
  Rents collected                                      $ 1,617,652          1,750,592
  Interest received                                         70,854             65,445
  Payments for operating expenses                         (751,862)          (723,422)
  Interest paid                                           (101,093)          (102,492)
     Net cash provided by operating activities             835,551            990,123

Cash flows from investing activities:
  Capital expenditures                                     (18,614)                --
  Principal portion of scheduled
     mortgage loan collections                               6,513              5,985
  Security deposits collected, net                          (2,313)              (257)
 Net cash provided (used) by investing activities          (14,414)             5,728

Cash flows from financing activities:
  Principal portion of scheduled
     mortgage loan payments                                (15,685)           (14,286)
  Dividends paid to shareholders                          (673,624)          (673,623)
     Net cash used by financing activities                (689,309)          (687,909)

Net increase in cash and
    cash equivalents                                       131,828            307,942
Cash and cash equivalents
    at beginning of period                                 772,144            447,015
Cash and cash equivalents
    at end of period                                    $  903,972            754,957

Reconciliation of net earnings to net
  cash provided by operating activities:
Net earnings                                            $  427,621            562,239
Add (deduct) reconciling adjustments:
     Depreciation                                          327,750            327,213
     Amortization                                            2,750              2,750
     Increase in rent and
        other receivables                                  (59,922)           (64,589)
     Decrease in interest receivable                            45              2,082
     Decrease in prepaid expenses                           10,470             16,111
     Decrease (increase) in deferred
        lease commissions                                      (33)            36,911
     Increase in operating accounts payable,
        accrued expenses and due to affiliates             120,838            126,020
     Increase (decrease) in advance rents                    6,032            (18,614)

Net cash provided by operating activities               $  835,551            990,123

[FN]
NOTES TO FINANCIAL STATEMENTS

Note 1: The unaudited interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair pesentation of the financial position and quarterly results. Interim reports should be read in conjunction with the audited financial statements and related notes included in the 1995 Annual Report.

Note 2:   Shareholders' equity, December 31, 1995           $ 14,961,628
                      Net earnings                               427,621
                      Dividends to shareholders                 (673,624)
               Shareholders' equity, September 30, 1996     $ 14,715,625

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to present the third quarter report for Cedar Income Fund, Ltd. Net earnings for the three and nine months ended September 30, 1996 were $132,676 ($.06 per share) and $427,621 ($.19 per share), respectively, compared to $205,710 ($.09 per share) and $562,239 ($.25 per share) for the same periods in 1995. Funds from operations (earnings from operations plus depreciation) were $755,371 for the first nine months of 1996 compared to $889,452 for the same period in 1995.

Net earnings and funds from operations declined from 1995 to 1996 primarily due to the Hewlett Packard Corporation vacating 20,400 square feet of space at Corporate Center East in Bloomington, Illinois when its lease expired on December 31, 1995. The Company is in the process of obtaining one or more replacement tenants and has subsequently leased 8,000 square feet of this space. The Company's real estate portfolio had an overall occupancy rate of 90% at September 30, 1996.

Rental income for the three and nine months ended September 30, 1996 was $532,692 and $1,613,391, respectively, compared to $607,355 and $1,807,266 for the same periods in 1995. The decrease in rental income is attributed to Corporate Center East, where Hewlett Packard contributed approximately $210,000 in rents during the first three quarters of 1995. This decrease was partially offset by a 6% increase in rental income at Germantown Square in Louisville, Kentucky due to higher base rents and expense recoveries. Rental income at Southpoint Parkway Center in Jacksonville, Florida and Broadbent Business Center in Salt Lake City, Utah was relatively unchanged from a year ago. The increase in interest income is due to a higher balance of funds available for investment.

Total property expenses, excluding depreciation, decreased from $722,808 for the first nine months of 1995 to $675,142 for the same period in 1996, representing 40% and 42% of rental income, respectively. Repairs and maintenance decreased primarily due to tenant remodeling and other expenses incurred in 1995 that have not been required this year. The increase in utilities is primarily because Hewlett Packard was responsible for their own utilities at Corporate Center East, but this expense is now the Company's. The increase in other property expenses is primarily the result of new signage required at Corporate Center East.

Capital resources of the Company consist of equity in real estate investments and a mortgage loan receivable. The Company maintains its real estate in good condition and provides adequate insurance coverage. The Company's liquidity at September 30, 1996 is represented by cash and cash equivalents, a mortgage loan participation and cash flow from operating activities. This liquidity is considered sufficient to meet current obligations.

It has been the intention of the Company since its inception to be essentially self-liquidating. While there are no legal requirements that the Company be liquidated by a particular date or within any particular time frame, the original expectation was that the Company would be liquidated ten years following the stock offering (completed in 1986). The manner in which the liquidation was intended to be accomplished was by eventually selling the assets and distributing to shareholders the net cash proceeds. There are actually several options available to the Company, so the Board of Directors has begun exploring the various possibilities.

The Board of Directors declared a dividend of $.10 per share payable November 18, 1996 to shareholders of record November 5, 1996. The Board of Directors will continue to consider leasing prospects, operating results and the financial condition of the Company in determining future dividends.

Edwin B. Lancaster, a director of the Company since its inception, passed away on October 25, 1996. Mr. Lancaster will be remembered for his knowledge and insight, his integrity and dedication, and his genuine care and concern for the best interests of the Company and its shareholders. He will most certainly be missed by everyone who had the privilege of knowing him. We extend our deepest sympathies to his family and friends.

SIGNATURE

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CEDAR INCOME FUND, LTD.






Alan F. Fletcher
Vice President and Treasurer
(principal financial officer)







Roger L. Schulz
Controller
(principal accounting officer)

Dated: November 13, 1996