Form 10-K
period 1996-12-31
CEDAR INCOME FUND LTD
filed 1997-03-27
CIK 761648

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


 For the fiscal year ended December 31, 1996   Commission file number 0-14510


                   CEDAR  INCOME  FUND,  LTD.
     (Exact name of registrant as specified in its charter)


               Iowa                                42-1241468
 (State or other jurisdiction          (I.R.S. Employer Identification No.)
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [   ]

The aggregate market value of the voting shares of the registrant held by non-affiliates at March 3, 1997 was $7,190,952.

The number of shares of common stock of the registrant outstanding at March 3, 1997 was 2,245,411.

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

Item 2.  Properties

Real Estate Investments

Germantown Square Shopping Center
Louisville, Kentucky

On September 28, 1988 the Company purchased a 50% undivided interest in a neighborhood shopping center known as Germantown Square Shopping Center in Louisville, Kentucky ("Germantown"). The remaining 50% undivided interest was purchased by Life Investors. Germantown consists of two single-story buildings totaling 74,267 square feet on a 9.0 acre site which includes parking for 428 vehicles. The total acquisition cost of the Company's 50% interest in Germantown was $3,707,599. Subsequent improvements have increased the Company's recorded cost to $3,717,017.

Germantown represented 19% of the Company's total assets at December 31, 1996 and provided 19% of total revenue. At December 31, 1996, Germantown was 100% leased to eleven tenants under leases having a minimum term of five years (not including renewal options). Annual base rents range from $7.77 to $16.12 per square foot. Five leases representing 11% of the square feet at Germantown expire during 1997. The anchor tenant, Winn Dixie (a grocery store), pays a fixed base rent plus 1% of gross sales in excess of a specified base. Winn Dixie occupies 59% of Germantown under a lease term expiring in September 2008, with five five-year options to renew. Winn Dixie provided 9% of the Company's 1996 revenue.

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

Corporate Center East
Bloomington, Illinois

On March 24, 1988 the Company acquired Corporate Center East, a 25,200 square foot office building in Bloomington, Illinois for $2,221,783 cash. Capital improvements have increased the property's recorded cost to $2,360,138. The Hewlett Packard Corporation occupied 20,400 square feet in Corporate Center East, until December 31, 1995, providing 11% of the Company's 1995 revenue. During the fourth quarter of 1996 and during the first quarter of 1997, the Company was successful in locating two replacement tenants for this space.

In 1996, the Company incurred tenant improvements of approximately $136,000 in securing one of the tenants, Skyward, Inc., for 5,929 square feet. In 1997, the Company anticipates incurring lease commissions, tenant improvements, and other costs of approximately $200,000 for leasing the remaining 12,666 square feet to Goshen Fidelity, Inc. Included in this expected cost is the development of additional parking as required by Goshen Fidelity. Goshen Fidelity also has an option to purchase Corporate Center East during the first year of their lease term at a price of $1,900,000.

Corporate Center East represented 13% of the Company's total assets at December 31, 1996 and provided 3% of 1996 revenue. At December 31, 1996, Corporate Center East was 50% leased to three tenants: 1) Metropolitan Life Insurance Company occupies 2,590 square feet under a lease expiring in December 1998; 2) a local law firm occupies 4,015 square feet under a lease expiring in October, 2002; and 3) Skyward, Inc. occupies 5,929 square feet under a lease expiring in November, 1999. In the first quarter of 1997, the Company leased the remaining space at Corporate Center East to Goshen Fidelity, Inc. (described above), bringing the property's occupancy to 100%. The property is subject to competition from several office projects in the same geographic area.

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

Broadbent consists of eight single-story buildings totaling 119,500 square feet, approximately half of which is office use and half service/warehouse, on a 12.5 acre site which includes parking for approximately 320 vehicles. Broadbent represented 22% of the Company's total assets at December 31, 1996 and provided 34% of 1996 revenue. At December 31, 1996 Broadbent was 98% occupied by 54 tenants under leases having a minimum term of one month (not including renewal options) with annual base rents ranging from $3.50 to $7.58 per square foot. Leases representing 51% of the square footage of Broadbent expire during 1997. The Company anticipates most of these leases will be renewed or the space will be leased to new tenants, resulting in stable occupancy during 1997.

Cyclopss Corporation, Broadbent's largest tenant, occupies 14,850 square feet under a lease which expires in December, 1997.
Cyclopss provided 4% of the Company's 1996 revenue.

There is no direct competition in Broadbent's immediate geographic area; however, there is significant competition from newer projects within its market, most notably the Salt Lake
International Center, a 900 acre business park adjoining the Salt
Lake City International Airport.

Southpoint Parkway Center
Jacksonville, Florida

Southpoint Parkway Center in Jacksonville, Florida ("Southpoint") was acquired on May 6, 1986 for $6,505,495 cash. Capital expenditures made since the purchase date have increased the property's recorded cost to $7,852,730. Southpoint is a single-story office service center consisting of 79,010 square feet of net leasable area on approximately 10.8 acres which includes 467 parking spaces. Southpoint represented 38% of the Company's total assets at December 31, 1996 and provided 40% of its revenue.

At December 31, 1996, the property was 78% leased to ten tenants with terms ranging from three to ten years (not including renewal options) and annual base rents ranging from $9.00 to $13.50 per square foot. Three leases representing 11% of the square footage of Southpoint expire in 1997. The Company anticipates these leases will be renewed or the space will be leased to new tenants, resulting in stable occupancy during 1997.

The General Services Administration ("GSA"), a United States government agency, occupies 39,037 square feet in Southpoint under a ten-year lease which expires in December, 2001, with an option to terminate any time after providing a ninety day notice. The GSA lease was negotiated in 1991, and in connection therewith, the Company purchased 2.9 acres of adjacent land, constructed a parking lot and made interior building improvements at a total cost of $988,832 (included in the above $7,852,730). The GSA provided 23% of the Company's 1996 revenue.

In 1997, the Company anticipates leasing an additional 16,361 square feet to an existing tenant, B.T.I. Services, Inc., expanding their total space to 20,072 square feet at Southpoint.
The Company expects to incur lease commissions and tenant improvements of approximately $163,000 for the B.T.I. Services expansion.

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

The Company's properties are summarized in the table below.


                                          Occupancy
                                              at                                 Assets at
                              Square     December 31,     Lease             December 31, 1996              1996 Revenue
Name and Location             Footage        1996       Expiration          Amount       Percent        Amount       Percent

Managed
Southpoint Parkway Center
    Jacksonville, Florida      79,010         78%        1997-2006         $ 6,251,806          38%      $ 886,103         40%

Broadbent Business Center
    Salt Lake City, Utah      119,500         98         1997-1999           3,575,634          22         742,315          34

Corporate Center East
    Bloomington, Illinois      25,200         50         1998-2002           2,049,980          13          69,510           3

Germantown Square
    Louisville, Kentucky       74,267        100         1997-2008           3,137,522          19         423,938          19


                              297,977                                       15,014,942          92       2,121,866          96

Financial and other                                                          1,255,207           8          95,160           4

                                                                           $16,270,149        100%      $2,217,026         100%

Current Value of Real Estate

Traditional accounting methods and generally accepted accounting principles require that investments in real estate be presented in the financial statements on the basis of historical cost, reduced by related depreciation and any reasonable estimated permanent decline in value, without recognition for appreciation. Management believes the current appraised value of real estate is relevant and useful information.

An evaluation of the estimated current value of the real estate assets owned by the Company was prepared by AEGON Realty Advisors. The valuation was based on review of each property's past operating performance, revenue and expense projections, and capital expenditure requirements. The economic and physical attributes of the property, its trade area, existing mortgage financing, lease structure and growth potential were also taken into consideration, as well as the independent property appraisals obtained upon acquisition of the properties.

The estimate of the aggregate current value of the Company's real estate as of December 31, 1996 was $13.1 million, which was $1.6 million less than its recorded book value. The Company believes this is a temporary decline in value due to current market conditions and, as a result, has not established a valuation allowance in the Financial Statements. Current value estimates for the Company's financial assets and liabilities are presented in Notes 4 and 6 to the Financial Statements.

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


Item 4.  Submission of Matters to a Vote of Security Holders

None.
Part II.

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

Dividend Information

The Company is required to distribute at least 95% of its taxable income to continue qualification as a real estate investment trust. In 1996, the Company paid dividends of $.10 per share in February, May, August and November, totaling $.40 per share. While the Company expects to continue paying dividends to shareholders, there is no assurance of future dividends, as they are dependent upon earnings, cash flow, the financial condition of the Company and other factors.

A Form 1099 is mailed to shareholders at the end of each year reflecting the dividends paid by the Company in that year. The percentages indicated below, multiplied by the amount of dividends paid for that year, result in the amount to be reported for income tax purposes.

Dividend Character

                              1996        1995        1994
Ordinary income              71.24%      94.35%      82.13%
Nontaxable return
   of capital                28.76%       5.65%      17.87%
Total                       100.00%     100.00%     100.00%
Dividends paid,
   per share                   $.40        $.40        $.40

Market Information

At March 3, 1997 the Company had 2,245,411 shares of common stock issued and outstanding to 1,131 shareholders of record. The Company's shares began trading on the National Association of Securities Dealers Automated Quotations (NASDAQ) System under the symbol CEDR on December 17, 1986. At March 3, 1997 the Company's per share bid and asked prices were $4.125 and $4.5625, respectively, as obtained from Wedbush/Morgan Securities, Inc., Newport Beach, California and Herzog, Heine, Geduld, Inc., New York, New York, the principal market makers for shares of the Company. These prices reflect quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Market Price Range

                Over-the-Counter Bid Price
Quarter Ended       High    Low   Close
      1996
March 31            4 1/2  4      4 1/4
June 30             4 1/2  3 7/8  3 7/8
September 30        4 1/2  3 3/4  4
December 31         4 1/2  3 5/8  4 1/4

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


Annual Meeting

The annual meeting of shareholders of Cedar Income Fund, Ltd.
will be held on April 28, 1997 at 10:00 a.m. at the AEGON
Financial Center, 4333 Edgewood Road N.E., Cedar Rapids, Iowa.


10-K Information

The 1996 Form 10-K filed with the Securities and Exchange
Commission (exclusive of certain exhibits) is available without charge upon written request to Roger L. Schulz, Controller, Cedar
Income Fund, Ltd., 4333 Edgewood Road N.E., Cedar Rapids, Iowa
52499-5441.


Item 6.  Selected Financial Data

                                                 Years Ended December 31,
                                  1996            1995            1994           1993           1992


Revenue                         $  2,217,026      2,487,157       2,383,889      2,228,371     2,121,921

Net Earnings                    $    561,616        769,621         659,553        467,196       395,350

Dividends to Shareholders       $    898,164        898,164         898,164        898,165       903,987

Per Share
  Net Earnings*                 $        .25            .34             .29            .21           .17
  Dividends to Shareholders**   $        .40            .40             .40            .40           .40
Shareholders**

Total Assets                    $ 16,270,149     16,610,105      16,786,232     17,026,932    17,439,445

Mortgage Loan Payable           $  1,423,492      1,444,654       1,463,929      1,481,486     1,497,477

Shareholders' Equity            $ 14,625,080     14,961,628      15,090,171     15,328,782    15,759,751

* Based on weighted average number of shares outstanding.
**   Based on number of shares outstanding on respective record dates.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The discussion that follows should be read in the general context of the discussion on "Item 1. Business" and "Item 2. Properties."

Results of Operations

The United States had another "above trend" year for job generation in 1996, although the momentum of growth is slowing. Non-agricultural employment advanced at a year-over-year rate of
1.9 million, about the same as 1995 and down from 1994's superb performance. The retail market continues to expand as there has been 316 million square feet of shopping center starts in the last five years. Despite the increased supply of retail properties in the nation, total retail sales (excluding automobiles) were up 5% for the first eight months of 1996 compared to 6% for the comparable timeframe in 1995. The Company owns office, office/warehouse, and retail properties in four U.S. cities. The Company's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of December 31, 1996 the combined leased occupancy of the Company's four properties was 89%. During the fourth quarter of 1996 and the first quarter of 1997, the Company was successful in releasing the space vacated at the end of 1995 by the Hewlett Packard Corporation at Corporate Center East. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

It has been the intention of the Company since its inception to be essentially self-liquidating. While there are no legal requirements that the Company be liquidated by a particular date or within any particular time frame, the original expectation was that the Company would be liquidated ten years following the stock offering completed in 1986. The manner in which the liquidation was intended to be accomplished was by eventually selling the assets and distributing to shareholders the net cash proceeds. There are several options available to the Company and the Board of Directors has begun exploring the various possibilities.

1996 compared to 1995
Rental income was $2,121,866 in 1996 compared to $2,400,273 in 1995, a decrease of 12% or $278,407. This decrease was attributed to the Hewlett Packard Corporation vacating 20,400 square feet of space at Corporate Center East, upon their December 31, 1995 lease expiration. In 1995, Hewlett Packard contributed rents of $279,000. Rental income at Southpoint decreased by $60,000 during 1996 due to tenants vacating their space upon lease expiration. This was offset by an increase in rental income at Broadbent and Germantown of $29,000 and $30,000, respectively, due to increased rental rates at both properties and improved occupancy at Broadbent. Interest income increased by 10% from 1995 to 1996 due to a higher balance of cash available for investment.

Property expenses, excluding depreciation, declined from $932,431 in 1995 to $884,104 in 1996. Repairs and maintenance declined by $63,000 primarily due to pest control services required at Southpoint in 1995, painting the Broadbent buildings in 1995, and tenant remodeling and other expenses incurred in 1995 that were not required in 1996. The increase in utilities of $12,410 or 9% from 1995 to 1996 is primarily because Hewlett Packard was responsible for their own utilities at Corporate Center East, but this expense became the Company's after Hewlett Packard vacated at the end of 1995. Management fees decreased by $13,920 or 12% from 1995 to 1996, corresponding to the decrease in rental income. Other administrative expenses decreased by 18% from 1995 to 1996 due to lower than anticipated printing and mailing costs. Overall, property expenses, excluding depreciation, as a percent of rental income increased from 39% in 1995 to 42% in 1996 as the decrease in property expenses was not as large as the decrease in rental income.

The net effect of the lower revenues and expenses was a 27% decrease in net earnings from $769,621 in 1995 compared to $561,616 in 1996.


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

Property expenses, excluding depreciation, declined from $940,123 in 1994 to $932,431 in 1995. Contributing to the decrease in property expenses was a $23,317 decrease in wages and salaries due to a reduction of property management personnel at Broadbent. Management fees increased $4,201 in 1995, an increase of 4%, corresponding to the increase in rental income. Insurance expense increased from $15,699 in 1994 to $16,521 in 1995 due to higher insurance premiums. The remaining property expenses each experienced less than a 3% increase from 1994. Property expenses, excluding depreciation, as a percent of rental income, decreased to 39% in 1995 compared to 41% in 1994. Other administrative expense increased in 1995 as a result of an increase in mailing costs which was partially off-set by a reduction in director's fees and expenses.

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

Liquidity and Capital Resources

The Company's capital resources consist of its current equity in real estate investments (current value less mortgage indebtedness) and a participation in a mortgage loan receivable. The Company maintains the real estate in good condition and provides adequate insurance coverage. Liquidity is considered sufficient to meet current obligations, and is represented by cash and cash equivalents of $670,306 and a mortgage loan participation of $573,991 as of December 31, 1996.

Net cash provided by operating activities, as shown in the Statements of Cash Flows, was $945,243 for the year ended December 31, 1996. The major uses of cash in 1996 were dividends to shareholders of $898,164 and capital expenditures of $136,319 at Corporate Center East in order to acquire a tenant. Dividends to shareholders of $224,541 were also paid in the first quarter of 1997. The Board of Directors continues to closely monitor occupancies, leasing activity, overall Company operations, and liquidity in determining quarterly dividends.

The Company's debt service commitments for the mortgage loan payable are described in Note 6 to the Financial Statements. In addition, the Company anticipates incurring lease commissions, tenant improvements and capital expenditures of $200,000 for releasing the remaining space at Corporate Center East in 1997 and $163,000 for leasing an additional 16,361 square feet to an existing tenant at Southpoint in 1997. There were no other material commitments at December 31, 1996.

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

Item 8.  Financial Statements and Supplementary Data

Balance Sheets

                                                          December 31,
                                                     1996              1995
Assets
 Real Estate
    Land                                        $ 4,126,044         4,126,044
    Buildings and improvements                   14,336,858        14,200,539

                                                 18,462,902        18,326,583
    Less accumulated depreciation                (3,755,012)       (3,318,273)

                                                 14,707,890        15,008,310
Mortgage loan receivable                            573,991           582,769

                                                 15,281,881        15,591,079

Cash and cash equivalents                           670,306           772,144
Rent and other receivables                           95,413            80,213
Interest receivable                                   3,946             4,007
Prepaid expenses                                     84,758            44,275
Deferred lease commissions                          116,148           114,807
Taxes held in escrow                                 17,697             3,580

                                                $16,270,149        16,610,105

Liabilities and Shareholders' Equity
  Liabilities
      Mortgage loan payable                     $ 1,423,492         1,444,654
      Accounts payable and accrued expenses         103,337            99,673
      Due to affiliates                              36,538            28,762
      Security deposits                              66,655            66,869
      Advance rents                                  15,047             8,519

                                                  1,645,069         1,648,477

Shareholders' equity
     Common stock, $1 par value, 5,020,000
         shares authorized, 2,245,411 shares
         issued and outstanding                   2,245,411         2,245,411
      Additional paid-in capital                 12,379,669        12,716,217

                                                 14,625,080        14,961,628

                                                $16,270,149        16,610,105

See the accompanying notes to financial statements.


Statements of Operations

                                                               Years Ended December 31,
                                                      1996               1995               1994
Revenue
   Rents                                       $  2,121,866          2,400,273          2,316,229
   Interest                                          95,160             86,884             67,660
                                                  2,217,026          2,487,157          2,383,889

Expenses
   Property expenses:
      Real estate taxes                             239,324            228,006            226,426
      Repairs and maintenance                       255,621            318,633            315,393
      Utilities                                     146,772            134,362            130,667
      Management fee                                106,093            120,013            115,812
      Wages and salaries                             21,960             19,911             43,228
       Insurance                                     18,817             16,521             15,699
       Other                                         95,517             94,985             92,898

   Property expenses, excluding depreciation        884,104            932,431            940,123
      Depreciation                                  436,739            436,276            436,562

   Total property expenses                        1,320,843          1,368,707          1,376,685
   Interest                                         138,209            140,096            141,814
   Administrative fees                              100,363             99,359             98,797
   Directors' fees and expenses                      42,382             44,228             49,994
   Other administrative                              53,613             65,146             57,046

                                                  1,655,410          1,717,536          1,724,336

Net earnings                                   $    561,616            769,621            659,553

Net earnings per share*                        $        .25                .34                .29

Dividends to shareholders                      $    898,164            898,164            898,164

Dividends to shareholders per share*           $        .40                .40                .40

* Net earnings per share are based on the weighted average number of shares outstanding (2,245,411) for the years 1996, 1995, and 1994. Dividends to shareholders per share are based on the actual number of shares outstanding on the respective record dates.


See the accompanying notes to financial statements.

Statements of Cash Flows

                                                                              Years Ended December 31,
                                                                   1996                  1995               1994
Cash flows from operating activities:
    Rents collected                                       $   2,113,074             2,328,138          2,315,720
    Interest received                                            95,221                88,980             66,394
    Payments for operating expenses                          (1,128,510)           (1,044,928)        (1,114,146)
    Interest paid                                              (134,542)             (136,429)          (138,148)

       Net cash provided by operating activities                945,243             1,235,761          1,129,820

Cash flows from investing activities:
    Capital expenditures                                       (136,319)                  ---                ---
     Principal portion of scheduled
        mortgage loan collections                                 8,778                 8,065              7,410
    Security deposits collected, net                               (214)               (1,258)             3,798

        Net cash provided (used) by investing activities       (127,755)                6,807             11,208

Cash flows from financing activities:
    Principal portion of scheduled
        mortgage loan payments                                  (21,162)              (19,275)           (17,557)
    Dividends paid to shareholders                             (898,164)             (898,164)          (898,164)

        Net cash used by financing activities                  (919,326)             (917,439)          (915,721)

Net increase (decrease) in cash and cash equivalents           (101,838)              325,129            225,307
Cash and cash equivalents at beginning of year                  772,144               447,015            221,708

Cash and cash equivalents at end of year                  $     670,306               772,144            447,015

Reconciliation of net earnings to net
     cash provided by operating activities:
Net earnings                                              $     561,616               769,621            659,553
Add (deduct) reconciling adjustments:
     Depreciation                                               436,739               436,276            436,562
     Amortization                                                 3,667                 3,667              3,666
      Increase in rent and
        other operating receivables                             (29,317)              (10,946)              (162)
     Decrease (increase) in interest receivable                      61                 2,096             (1,266)
     Decrease (increase) in prepaid expenses                    (44,150)                5,641              3,606
     Decrease (increase) in deferred lease commissions           (1,341)               56,457             16,191
     Increase in operating accounts payable,
        accrued expenses and due to affiliates                   11,440                13,314              4,991
     Increase (decrease) in advance rents                         6,528               (40,365)             6,679

Net cash provided by operating activities                 $     945,243             1,235,761          1,129,820

See the accompanying notes to financial statements.


Statements of Shareholders' Equity

                                     Years Ended December 31, 1996, 1995, and 1994
                                                Additional   Undistributed        Total
                                   Common        Paid-In         Net         Shareholders'
                                    Stock        Capital       Earnings          Equity


Balance at January 1, 1994       $2,245,411     13,083,371            ---         15,328,782
  Net earnings                          ---            ---        659,553            659,553
  Dividends to shareholders             ---       (238,611)      (659,553)          (898,164)

Balance at December 31, 1994      2,245,411     12,844,760            ---         15,090,171
  Net earnings                          ---            ---        769,621            769,621
  Dividends to shareholders             ---       (128,543)      (769,621)         (898,164)

Balance at December 31, 1995      2,245,411     12,716,217            ---         14,961,628
  Net earnings                          ---            ---        561,616            561,616
  Dividends to shareholders             ---       (336,548)      (561,616)          (898,164)

Balance at December 31, 1996     $2,245,411     12,379,669            ---         14,625,080

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

Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. The methods and assumptions used by the Company in estimating its fair value disclosure are described in Notes 2, 4, and 6.

In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company's adoption of Statement No. 121 in 1995 had no impact on the Company's operations in 1995 or 1996.

A provision for possible losses on rents receivable is made when it is determined that collection of the receivable is doubtful. Rent receivable is stated net of an allowance for uncollectible accounts of $19,926 in 1996 and $29,257 in 1995. The Company follows the operating method of accounting for leases, whereby scheduled rental income is recognized on a straight-line basis over the lease term. Contingent rental income is recognized in the period in which it arises.

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

2.  Cash and Cash Equivalents

At December 31, 1996 the Company had $11,785 in cash and $658,521 invested in a money market fund. Information regarding the money market investment is presented in the table below. The amount carried on the balance sheet approximates market value. At December 31, 1995 the Company had cash and cash equivalents of $772,144 which also approximated the market value at that date.


                                                                                      Cost at
Name of Issuer and                                                   Principal     December 31,
Type of Issue                                      Maturity Date      Amount            1996

Fidelity Investments Money Market Trust,
approximate average, 5.40%                             Demand        $658,521        $658,521

3.  Real Estate

The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership. Information regarding the Company's investment in each property is presented in the Schedule of Real
Estate and Accumulated Depreciation below.

Schedule of Real Estate and Accumulated Depreciation



                                                  Initial Cost to Company


Property Description               Amount of                        Buildings &  Subsequent Cost
Name and Location of Property     Encumbrance          Land        Improvements   Capitalized
Southpoint Parkway Center         $   ---            2,005,495       4,500,000      1,347,235
  Jacksonville, Floria
  (Office/Service Facility)

Broadbent Business Center          1,423,492           595,000       3,462,950        475,067
  Salt Lake City, Utah
  (Office/Service Facility)

Corporate Center East                 ---              475,000       1,746,783        138,355
  Bloomington, Illinois
  (Office Building)

Germantown Square                     ---              678,675       2,284,999        753,343
  Louisville, Kentucky
  (Shopping Center)

                                  $1,423,492         3,754,170      11,994,732      2,714,000


                                          Gross Amount at Which Carried
                                               December 31, 1996


Property Description                                                   Buildings &
Name and Location of Property         Land              Improvements             Total
Southpoint Parkway Center           2,377,369              5,475,361           7,852,730
  Jacksonville, Floria
  (Office/Service Facility)

Broadbent Business Center             595,000              3,938,017           4,533,017
  Salt Lake City, Utah
  (Office/Service Facility)

Corporate Center East                 475,000              1,885,138           2,360,138
  Bloomington, Illinois
  (Office Building)

Germantown Square                     678,675              3,038,342           3,717,017
  Louisville, Kentucky
  (Shopping Center)

                                    4,126,044             14,336,858          18,462,902


                                                                                          is Computed
Property Description              Accumulated       Date        Date       (in years)
Name and Location of Property    Depreciation       Built       Acquired
Southpoint Parkway Center           1,716,774       1984          5/86       10-40
  Jacksonville, Floria
  (Office/Service Facility)

Broadbent Business Center           1,042,190       1978          3/87       10-40
  Salt Lake City, Utah
  (Office/Service Facility)

Corporate Center East                 384,341       1987          3/88          40
  Bloomington, Illinois
  (Office Building)

Germantown Square                     611,707       1988          9/88       10-40
  Louisville, Kentucky
  (Shopping Center)

                                    3,755,012


The activity in real estate and related accumulated depreciation for the three year period ended December 31, 1996 is summarized in the table below.



                                         Years Ended December 31,
Real Estate                          1996          1995            1994

   Cost
Beginning of year                $18,326,583      18,326,583    18,326,583
   Additions during year
      Improvements                   136,319             ---           ---
End of year                      $18,462,902*     18,326,583    18,326,583

   Accumulated Depreciation
Beginning of year                $ 3,318,273       2,881,997     2,445,435
   Additions during year
      Depreciation expense           436,739         436,276       436,562
End of year                      $ 3,755,012       3,318,273     2,881,997

*  Also represents cost for federal income tax purposes.

4.  Mortgage Loan Receivable

On September 20, 1993, the Company purchased a $600,000 participation in a promissory note owned by Life Investors Insurance Company of America, an affiliate of AEGON Realty Advisors (see Note 8). The note is secured by real estate and the participation yields 8.25% to the Company. Principal payments reduced the receivable balance to $573,991 at December 31, 1996 and $582,769 at December 31, 1995. The estimated fair value of the mortgage loan receivable was $583,560 at December 31, 1996 and $609,818 at December 31, 1995.

The fair values for the mortgage loan receivable are estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loan. The interest rate applied to discount the cash flows was lower than the stated rate of the loan, and as a result, the estimated fair value exceeded the carrying value of the mortgage loan receivable.

Information regarding the mortgage receivable at December 31, 1996 is presented in the Schedule of Mortgage Loan Receivable below.

Schedule of Mortgage Loan Receivable



                                                                                                               Face       Amount of
Property Description                             Stated          Final      Annual Principal     Balloon     Amount of    Mortgage
Name and Location of Property     Date of       Interest     Maturity Date    and Interest     Payment at    Mortgage   December 31,
                                  Mortgage        Rate                                          Maturity    Receivable      1996
                                                                                                                at
                                                                                                            Acquisition
Woodbury Plaza
  Woodbury, Minnesota              8-1-93         8.25%         8-1-00            $56,552       $535,664      $600,000     $573,991

The activity in mortgage loan receivable for the three year period ended December 31, 1996, is summarized as follows:

                                          Years Ended December 31,
Mortgage Loan Receivable             1996         1995            1994

   Principal
Beginning of year                  $582,769      590,834        598,244
   Deductions during year
      Scheduled payments             (8,778)      (8,065)        (7,410)

End of year                        $573,991      582,769        590,834


5.  Leased Assets

The Company's properties are leased to tenants under short-term, non-cancellable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are as follows:


Year             Amount
1997       $       1,932,452
1998               1,421,906
1999               1,081,670
2000                 822,808
2001                 744,531
Thereafter         2,525,195

           $       8,528,562

Contingent rentals provided by various leases were included in rental income for 1996, 1995, and 1994 of $238,461, $284,887, and
$292,622, respectively. The Company derived 10% or more of its revenue from one major tenant in 1996, and two major tenants in 1995 and 1994. Revenues from these tenants were $505,134 in 1996, $541,814 and $278,553 in 1995, and $490,799 and $265,645 in
1994.

One of the Company's major tenants, Hewlett Packard Corporation, vacated 20,400 square feet in Corporate Center East when their lease expired on December 31, 1995. The Hewlett Packard Corporation provided 11% of the Company's 1995 revenue. During the fourth quarter of 1996 and the first quarter of 1997, the Company was successful in releasing all of this space.

6.  Mortgage Loan Payable

Broadbent was acquired on March 31, 1987 subject to a mortgage loan obligation. The mortgage was scheduled to mature in September, 2008; however, the lender elected to call the loan pursuant to terms of the note. A payment of $1,300,472 was paid to the lender on October 30, 1992 to retire the obligation, at which time new financing was obtained. Information regarding the new mortgage is presented in the Schedule of Mortgage Loan on Real Estate below.




Property Description      Date     Stated    Final     Annual     Balloon
Name and Location          of     Interest Maturity  Principal   Payment at
of Property               Note      Rate     Date   and Interest  Maturity

Broadbent Business Center 10/92    9.375%    11/02     $155,704   1,264,582
  Salt Lake City, Utah

Property Description        Prepayment Penalty   Face Amount   Carrying Amount
Name and Location                Provisions      of Mortgage    of Mortgage
of Property                                     at Acquisition December 31, 1996

Broadbent Business Center   from 10/97 to 10/98   $1,500,000     $1,423,492
  Salt Lake City, Utah      5%, declining 1%
                            per year thereafter

The estimated fair market value and the carrying value of the mortgage loan payable at December 31, 1996 were $1,508,688 and $1,423,492, respectively. The estimated fair market value and the carrying value of the mortgage loan payable at December 31, 1995 were $1,600,859 and $1,444,654, respectively.

The fair values for the mortgage loan payable are estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loan. The fair market value exceeds the carrying value as a result of the current interest rate applied to discount cash flows being lower than the stated rate of the note. The activity in mortgage loans payable for the three year period ended December 31, 1996 is summarized in the table below.

                                            Years Ended December 31,

Mortgage Loan Payable                   1996          1995         1994

Principal

Beginning of year                   $1,444,654    1,463,929     1,481,486
     Deductions during year
          Principal payments           (21,162)     (19,275)      (17,557)
End of year                         $1,423,492    1,444,654     1,463,929

Scheduled monthly payments will partially amortize the principal balance of the mortgage loan over its term, leaving a balloon payment at maturity in November, 2002. Amortized payments on the outstanding balance due in the next five years are summarized as follows:

           Amortized
Year        Payments

1997   $     23,233
1998         25,507
1999         28,004
2000         30,742
2001         33,755


7.  Federal Income Taxes

The Company conducts its operations so as to qualify as a real estate investment trust under the Internal Revenue Code which requires, among other things, that at least 95% of the Company's taxable income be distributed to shareholders. The Company has distributed all of its taxable income for 1996, 1995 and 1994; accordingly, no provision has been made for federal income taxes since the Company did not have taxable income after the deductions allowed for dividends paid to shareholders. Differences between taxable income and financial accounting income result from different methods required for depreciation of real estate; such differences are relatively insignificant.

8.  Transactions with Affiliates

The Company has entered into an agreement with AEGON Realty Advisors to provide administrative and advisory services for a monthly base fee of 1/12 of 3/4 of 1% of the estimated current value of real estate plus 1/12 of 1/4 of 1% of the estimated current value of all assets of the Company other than real estate, and an annual subordinated incentive fee equal to 15% of the gain on property sold, subject to certain limitations. AEGON Realty Advisors also provides real estate acquisition services for a fee equal to 5% of the gross purchase price of property acquired and disposition services for a fee equal to 3% of the gross sales price of property sold, subject to certain limitations. The administrative and advisory agreement is for a period of one year, automatically renewed annually and cancellable upon 60 days written notice by either party. The Company paid AEGON Realty Advisors $100,363, $99,359, and $98,797 in administrative fees for 1996, 1995, and 1994, respectively.
No acquisition fees were paid in 1996, 1995 and 1994 and no incentive or disposition fees have been paid since the Company's inception.

AEGON USA Realty Management, Inc. (the "Property Manager"), a wholly-owned subsidiary of AEGON Realty Advisors, provides property management services to the Company for a monthly fee equal to 5% of the gross income from properties managed. The Property Manager also provides leasing services to the Company for a fee of up to 6% of the rent to be paid during the term of the lease procured. The management agreement is for a period of one year, automatically renewed annually and cancellable upon 60 days written notice by either party. The Company paid the Property Manager $106,093, $120,013, and $115,812 in management fees for 1996, 1995, and 1994, respectively, and $36,901, $18,809, and $40,150 in leasing fees for 1996, 1995 and 1994, respectively.

AEGON Realty Advisors provides dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services to the Company for a quarterly fee of $.875 per shareholder account (as defined) and $1.00 per shareholder account for dividends processed. The Company paid AEGON Realty Advisors $9,578, $10,281, and $10,892 in shareholder service fees for 1996, 1995, and 1994, respectively. AEGON Realty Advisors has subcontracted with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company, for delivery of these services.

AEGON Realty Advisors administers the Company's common stock repurchase program, earning $.0625 per share for each share repurchased. No shares were repurchased and no fees were paid in 1996, 1995 or 1994.

The Company has purchased participations in promissory notes owned by various affiliates of AEGON Realty Advisors (see note
4). The Company received interest income from the participations of $47,691, $48,388, and $49,028 for 1996, 1995 and 1994,
respectively.

AEGON Realty Advisors is a wholly-owned subsidiary of AEGON USA, Inc. which, through AEGON Realty Advisors and various other wholly-owned subsidiaries, beneficially owns 584,567 shares of the Company, representing approximately 26% of the shares outstanding at December 31, 1996.

9.  Selected Quarterly Financial Data (Unaudited)

                                        Quarter Ended                Year Ended
         Year                3/31       6/30        9/30      12/31    12/31
         1996
Revenue                 $ 582,292    544,903     557,005    532,826    2,217,026
Net earnings              166,021    128,924     132,676    133,995      561,616
Net earnings per share        .07        .06         .06        .06          .25

         1995
Revenue                   619,893    621,256     629,480    616,528    2,487,157
Net earnings              184,870    171,659     205,710    207,382      769,621
Net earnings per share        .08        .08         .09        .09          .34

         1994
Revenue                   575,151    595,603     617,720    595,415    2,383,889
Net earnings              163,373    147,053     153,708    195,419      659,553
Net earnings per share        .07        .07         .07        .09          .29

Report of Independent Auditors

The Board of Directors and Shareholders
Cedar Income Fund, Ltd.

We have audited the accompanying balance sheets of Cedar Income Fund, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Income Fund, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                              Ernst & Young LLP

Des Moines, Iowa
February 19, 1997


Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

None.

Part III.

Item 10.  Directors and Executive Officers of the Registrant

Information About Directors

Certain information about the nominees for Director appears below. (See "Item 13. Certain Relationships and Related Transactions" for a description of the Company's relationship with AEGON USA Realty Advisors, Inc. and other subsidiaries of AEGON USA, Inc.)

PATRICK E. FALCONIO, age 55, has served as Chairman of the Board and a Director of the Company since 1988. He is Executive Vice President and Chief Investment Officer of AEGON USA, Inc. (insurance and financial services), Cedar Rapids, Iowa, where he has been employed since 1987. Mr. Falconio is a Director of AEGON USA Realty Advisors, Inc. and various other subsidiaries of AEGON USA, Inc. He is also Chairman of the Board of Trustees of USP Real Estate Investment Trust (real estate investment company) and a Director of Firstar Bank Cedar Rapids, N.A. (commercial bank).

EDWIN L. INGRAHAM, age 70, has served as a Director of the Company from inception to 1988, and again since 1991. He retired in 1988 as Executive Vice President, Treasurer and Chief Investment Officer of AEGON USA, Inc., where he had been employed since 1982. He is a Trustee of USP Real Estate Investment Trust (real estate investment company). Mr. Ingraham is a member of the Audit Committee.

ALEX A. MEYER, age 66, has served as a Director of the Company since its inception. He retired in 1992 as Senior Vice President of Amana Refrigeration, Inc., Amana, Iowa, a subsidiary of Raytheon Company (manufacturing), where he had been employed in various executive and marketing positions since 1956. He is a Director of the Toro Company (equipment manufacturing). Mr. Meyer is a member of the Audit Committee.

JAMES L. ROBERTS, age 54, has served as a Director of the Company since December, 1996. He is President and Chief Executive Officer of Perpetual Savings Bank, FSB (federal savings and loan corporation), Cedar Rapids, Iowa, where he has been employed since 1993. From 1990 to 1993, Mr. Roberts was Executive Vice President and Director of Corporate Finance for Kemper Securities, Inc.'s Eastern Region (brokerage firm). He is a Director of Perpetual Savings Bank, FSB. Mr. Roberts is a member of the Audit Committee.

James L. Roberts was elected to fill the vacancy created by the death of Edwin B. Lancaster, a Director of the Company since inception. Mr. Lancaster passed away on October 25, 1996. James
C. Kafes, also a Director of the Company, resigned effective November 25, 1996. The Board of Directors expresses its grateful appreciation on behalf of the Company for the services of Messrs. Lancaster and Kafes.

Information About Other Executive Officers

Certain information about the executive officers of the Company who are not also nominees appears below. The term of office of each executive officer will expire at the Annual Meeting of the Board of Directors which will follow the Annual Meeting of Shareholders. (See "Item 13. Certain Relationships and Related Transactions" for a description of the Company's relationship with AEGON USA Realty Advisors, Inc. and other subsidiaries of AEGON USA, Inc.)

DAVID L. BLANKENSHIP, age 46, has served as President of the Company since its inception. He has been employed by AEGON USA, Inc. since 1977 in various administrative and management positions related to real estate investment activities and is Chairman of the Board and President of AEGON USA Realty Advisors, Inc.

MAUREEN DEWALD, age 46, has served as Vice President and Secretary of the Company since its inception. She has been employed by AEGON USA, Inc. since 1983 as an attorney for real estate investment activities and is Senior Vice President, Secretary and General Counsel of AEGON USA Realty Advisors, Inc.

JEFFRY DIXON, age 43, has served as Director of Investor
Relations and Assistant Secretary of the Company since 1994. He has been employed by AEGON USA, Inc. since 1984 in real estate acquisition and mortgage lending activities and is a Portfolio
Manager of AEGON USA Realty Advisors, Inc.

ALAN F. FLETCHER, age 47, has served as Vice President and Treasurer of the Company since its inception and as Assistant Secretary since 1987. He has been employed by AEGON USA, Inc. since 1981 in various financial and administrative positions related to investment activities and is Senior Vice President and Chief Financial Officer of AEGON USA Realty Advisors, Inc.

ROGER L. SCHULZ, age 35, has served as Controller and Assistant Secretary of the Company since January, 1996. He has been employed by AEGON USA, Inc. since 1985 in real estate accounting and financial reporting activities and is Manager - Financial Reporting for AEGON USA Realty Advisors, Inc.

Item 11.  Executive Compensation

The officers and Directors of the Company who are also affiliated with AEGON USA Realty Advisors, Inc. (see "Item 10. Directors and Executive Officers of the Registrant") receive no remuneration for their services to the Company other than reimbursement of travel and other expenses incurred in connection with their duties. During 1996, with the exception of Mr. Falconio, each Director received an annual fee of $5,000 plus $750 for each Board meeting attended. There is an additional fee of $500 for any special activity (property inspection, committee meeting, etc.) unless such activity coincides with a meeting of the Board of Directors. Mr. Falconio has waived all fees for his services as a Director so long as he continues to be affiliated with AEGON USA, Inc. (see "Item 10. Directors and Executive Officers of the Registrant"). Total fees paid to all Directors as a group were $23,250 for 1996. (See "Item 13. Certain Relationships and Related Transactions" for information regarding compensation to AEGON USA Realty Advisors, Inc.)

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Shares of the Company as of March 3, 1997. Each such owner has sole voting and investment powers with respect to the Shares owned by it.

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

The following table sets forth the number of Shares of the Company beneficially owned as of March 3, 1997 by each Director, nominee, and officer and by all Directors, nominees and officers as a group (9 persons). Under rules adopted by the Securities and Exchange Commission, certain events such as the appointment of a person who becomes a Director are reportable on a Form 3, "Initial Statement of Beneficial Ownership of Securities." Mr. Roberts' report on Form 3 was filed late, which reported he was elected as a Director in December 1996. Mr. Roberts has no shares of the Company that are beneficially owned by him.

Name of                      Amount and Nature     Percent
Beneficial Owner         of Beneficial Ownership   of Class

Patrick E. Falconio(1)           584,567            26.03%
Edwin L. Ingraham(2)                 300              *
Alex A. Meyer(3)                     300              *
James L. Roberts                       0              *
David L. Blankenship(4)              981              *
Maureen DeWald(5)                  2,892              *
Jeffry Dixon                           0              *
Alan F. Fletcher(6)                  500              *
Roger L. Schulz(7)                   400              *
Directors, nominees and officers
   as a group                    589,940            26.27%

(1)   Mr. Falconio may be deemed to be the beneficial owner of
      584,567 Shares owned beneficially by AEGON USA, Inc. by reason of his position as Chief Investment Officer of AEGON USA, Inc.
      (see "Item 10. Directors and Executive Officers of the
      Registrant").   Mr. Falconio disclaims beneficial ownership of
      such Shares.
(2) Mr. Ingraham is the direct owner of 300 Shares held jointly with his wife and shares voting and investment powers with respect to such Shares.
(3) Mr. Meyer is the direct owner of 300 Shares for which he has sole voting and investment powers.
(4) Mr. Blankenship may be deemed to be the beneficial owner of 981 Shares held in an individual retirement account owned by his wife for which she has sole voting and investment powers through the custodian.
(5) Ms. DeWald is the direct owner of 2,892 Shares for which she has sole voting and investment powers.
(6) Mr. Fletcher is the direct owner of 200 Shares for which he has sole voting and investment powers and is the beneficial owner of 300 Shares held in an individual retirement account for which he has sole voting and investment powers through the custodian.
(7) Mr. Schulz is the direct owner of 400 Shares for which he has sole voting and investment powers.
*Such holdings represent less than one percent of the outstanding Shares.


Item 13.  Certain Relationships and Related Transactions

The Company has no employees and has contracted with various subsidiaries of AEGON USA, Inc., an indirect, majority-owned subsidiary of AEGON N.V., to provide the Company with administrative, advisory, acquisition, divestiture, property management, leasing and shareholder services. A description of the relationships between AEGON USA, Inc. and its various subsidiaries and of such subsidiaries' agreements with the Company follows. The description of the agreements is qualified in its entirety by reference to the terms and provisions of such agreements. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a description of the relationship between AEGON USA, Inc. and AEGON N.V.) Administrative and Advisory Services

AEGON USA Realty Advisors, Inc. ("AEGON Advisors"), a wholly-owned subsidiary of AEGON USA, Inc., provides administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement"). The term of the Advisory Agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel the Advisory Agreement upon 60 days written notice.

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

AEGON Advisors receives fees for its administrative and advisory services as follows: (a) a monthly base fee of 1/12 of 3/4 of 1% of the estimated current value of real estate plus 1/12 of 1/4 of 1% of the estimated current value of all assets of the Company other than real estate, and a subordinated incentive fee equal to 15% of the gain on property sold (as defined). No subordinated incentive fee is payable until cumulative cash distributions have been paid to shareholders representing the total proceeds raised by the Company in its initial public offering (less certain amounts) plus an annual 10% cumulative return on such amount.
The incentive fee is further limited to 15% of the remaining gain from the sale of the Company's assets after payment to shareholders of the original issue price plus an annual 6% cumulative return on the original issue price. Notwithstanding the foregoing, the combined base and incentive fees for any year cannot exceed the amount permitted by the limitation on operating expenses as provided in the Company's Articles of Incorporation, which limitation is the greater of 2% of the Company's average invested assets or 25% of its net income for such year. In addition, AEGON Advisors receives acquisition fees equal to 5% of the gross purchase price of property acquired and disposition fees equal to 3% of the gross sales price of property sold, subject to certain limitations. The Company paid AEGON Advisors $100,363 in administrative fees for 1996. No incentive, acquisition or disposition fees were paid in 1996.

Management Services

AEGON USA Realty Management, Inc. ("AEGON Management"), a wholly-owned subsidiary of AEGON Advisors, provides property management and leasing services to the Company pursuant to a Management Agreement. The term of the Management Agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel the Management Agreement upon 60 days written notice. Under the Management Agreement, AEGON Management is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting to the Company regarding property operations, and maintenance of insurance. All of the duties of AEGON Management are to be fulfilled at the Company's expense; provided, however, the Company is not required to reimburse AEGON Management for personnel expenses other than for on-site personnel at the properties managed. AEGON Management receives fees for its property management services as follows: a monthly management fee equal to 5% of the gross income from properties managed and leasing fees of up to 6% of the rent to be paid during the term of the lease procured. The Company paid AEGON Management $106,093 in management fees and $36,901 in leasing fees for 1996.
Shareholder Services

AEGON Advisors provides shareholder services to the Company pursuant to a Shareholder Services Agreement (the "Agreement"). Under the Agreement, AEGON Advisors is obligated to provide dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services for which AEGON Advisors receives the following fees: a quarterly fee of $.375 per shareholder account based on the total number of active and inactive accounts, a quarterly fee of $.50 per shareholder account based on the number of active accounts, a fee of $1.00 per shareholder account for each dividend processed and such other compensation as from time to time agreed upon by the Company and AEGON Advisors. The Company paid AEGON Advisors $9,578 in shareholder service fees for 1996. AEGON Advisors has subcontracted for stock transfer and dividend disbursement services with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company.

AEGON Advisors also administers the Company's common stock repurchase program and earns $.0625 per share for each share repurchased. During 1996, the Board of Directors voted to amend the Repurchase Plan by increasing the number of shares the Company is authorized to repurchase from time to time from 200,000 shares to 250,000 shares. To date, 83,117 shares have been repurchased. No shares were repurchased in 1996.

Other

On September 20, 1993, the Company purchased from Life Investors Insurance Company of America, a wholly-owned subsidiary of AEGON USA, Inc., a $600,000 participation in a promissory note secured by a mortgage on real estate. The note matures in 2000 and the participation yields 8.25% to the Company. The Company received $8,778 in principal and $47,691 in interest from the mortgage participation in 1996.

Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)List of Documents


1.  Financial Statements.

The following financial statements are included in Item 8:

Balance Sheets, December 31, 1996 and 1995.
Statements of Operations, Years Ended December 31, 1996, 1995,and 1994. Statements of Cash Flows, Years Ended December 31, 1996, 1995,and 1994. Statements of Shareholders' Equity, Years Ended December 31,1996,
1995, and 1994.
Notes to Financial Statements.
Report of Independent Auditors.

2.  Financial Statement Schedules.

Financial Statement Schedules.  (Included in Notes to Financial Statements)

(III)  Schedule of Real Estate and Accumulated Depreciation.  Note 3
(IV)   Schedule of Mortgage Loans on Real Estate.             Note 6

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

(b)  No reports on Form 8-K were filed during the fourth quarter of 1996.

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

                                 CEDAR INCOME FUND, LTD.



/s/ Patrick E. Falconio                     /s/ Alan F.Fletcher
    Patrick E. Falconio                         Alan F. Fletcher
    Chairman of the Board                       Vice President and Treasurer
    (principal executive officer)              (principal financial officer)




                                            /s/ Roger L. Schulz
                                                Roger L. Schulz
                                                Controller
                                               (principal accounting officer)


March 26, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.




/s/ Patrick E. Falconio                           /s/ James L.Roberts
    Patrick E. Falconio                               James L.Roberts
    Director                                          Director



/s/ Edwin L. Ingraham                             /s/ Alex A.Meyer
    Edwin L. Ingraham                                 Alex A.Meyer
    Director                                          Director




March 26, 1997

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