Form 10-Q
period 1997-03-31
CEDAR INCOME FUND LTD
filed 1997-05-13
CIK 761648

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549



                          FORM 10-Q



     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



 For the quarter ended March 31, 1997    Commission file number 0-14510




                 CEDAR  INCOME  FUND,  LTD.
   (Exact name of registrant as specified in its charter)



                 Iowa                            42-1241468
   (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)           Identification No.)



4333 Edgewood Road N.E., Cedar Rapids, IA           52499
 <Address of principal executive offices>        (Zip Code)


 Registrant's telephone number, including area code:  (319) 398-8975


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



The number of shares of common stock outstanding at May 13, 1997 was 2,245,411.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CEDAR INCOME FUND, Ltd.
Balance Sheets
(unaudited)

                                                 March 31,              December 31,
                                             1997            1996           1997
ASSETS
  Real estate
    Land                                 4,126,044        4,126,044       4,126,044
    Buildings and improvements          14,494,516       14,200,539      14,336,858

                                        18,620,560       18,326,583      18,462,902
    Less accumulated depreciation       (3,867,371)      (3,427,922)     (3,755,012)

                                        14,753,189       14,898,661      14,707,890
    Mortgage loan receivable               571,678          580,643         573,991

                                        15,324,867       15,479,304      15,281,881

  Cash and cash equivalents                529,293          845,020         670,306
  Rent and other receivables               102,308          110,962          95,413
  Interest receivable                        3,930            3,992           3,946
  Prepaid expenses                          71,915           34,183          84,758
  Deferred lease commissions               176,573          119,005         116,148
  Taxes held in escrow                      30,252           22,556          17,697

                                        16,239,138       16,615,022      16,270,149

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loan payable                  1,417,885        1,439,547       1,423,492
  Accounts payable and accrued             184,006          157,305         103,337
expenses
  Due to affiliates                          2,976           32,136          36,538
  Security deposits                         86,415           69,030          66,655
  Advance rents                             23,110           13,896          15,047

                                         1,714,392        1,711,914       1,645,069

Shareholders' equity
  Common stock, $1 par value,
    5,020,000 shares authorized          2,245,411        2,245,411       2,245,411
  Additional paid-in capital            12,279,335       12,657,697      12,379,669

                                        14,524,746       14,903,108      14,625,080

                                        16,239,138       16,615,022      16,270,149

CEDAR INCOME FUND, LTD.
Statements of Operations
(unaudited)

                                                           Three Months Ended
                                                                 March 31,
                                                              1997           1996
REVENUE
  Rents                                                     539,619         559,047
  Interest                                                   21,296          23,245

                                                            560,915         582,292

EXPENSES
  Property expenses:
    Real estate taxes                                        64,423          62,723
    Wages and salaries                                        5,148           5,356
    Repairs and maintenance                                  75,535          56,457
    Utilities                                                31,811          34,222
    Management fee                                           26,981          27,953
    Insurance                                                 4,913           4,311
    Other                                                    25,103          23,804

Property expenses, excluding depreciation                   233,914         214,826
  Depreciation                                              112,359         109,649

Total property expenses                                     346,273         324,475
Interest                                                     34,237          34,736
Administrative fees                                          25,353          24,975
Directors' fees and expenses                                 11,865          11,144
Other administrative                                         18,980          20,941

                                                            436,708         416,271

Net earnings                                                124,207         166,021

Net earnings per share                                          .06             .07

Dividends to shareholders                                   224,541         224,541

Dividends to shareholders per share                             .10             .10

Average number of shares outstanding                      2,245,411       2,245,411

CEDAR INCOME FUND, Ltd.
Statements of Cash Flows
(unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                                    1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                                 540,787        533,684
  Interest received                                                21,312         23,260
  Payments for operating expenses                                (304,059)      (224,887)
  Interest paid                                                   (33,320)       (33,819)

    Net cash provided by operating activities                     224,720        298,238

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (157,658)            -
  Principal portion of scheduled
    mortgage loan collections                                       2,313          2,126
  Security deposits collected, net                                 19,760          2,160

    Net cash provided (used) by investing activities             (135,585)         4,286

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan payments                                         (5,607)        (5,107)
  Dividends paid to shareholders                                 (224,541)      (224,541)

    Net cash used by financing activities                        (230,148)      (229,648)

Net increase (decrease) in cash and cash equivalents.            (141,013)        72,876
Cash and cash equivalents at beginning of period                  670,306        772,144
Cash and cash equivalents at end of period                        529,293        845,020

RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                                      124,207        166,021
Add (deduct) reconciling adjustments:
  Depreciation                                                    112,359        109,649
  Amortization                                                        916            917
  Increase in rent and other receivables                          (19,450)       (49,725)
  Decrease in interest receivable                                      16             15
  Decrease in prepaid expenses                                     11,927          9,175
  Increase in deferred lease commissions                          (60,425)        (4,198)
  Increase  in operating accounts payable,
    accrued expenses and due to affiliates                         47,107         61,007
  Increase in advance rents                                         8,063          5,377

Net cash provided by operating activities                         224,720        298,238

NOTES TO FINANCIAL STATEMENTS

Note 1: The unaudited interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and quarterly results. Interim reports should be read in conjunction with the audited financial statements and related notes included in the 1996 Annual Report.


Note 2:   Shareholders' equity, December 31, 1996               14,625,080
                      Net earnings                                 124,207
                      Dividends to shareholders                   (224,541)
                Shareholders' equity, March 31, 1997            14,524,746

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to present the first quarter report for Cedar Income Fund, Ltd. Net earnings for the three months ended March 31, 1997 were $124,207 ($.06 per share) compared to $166,021 ($.07 per share) for the same period in 1996.
Funds from operations (earnings from operations plus depreciation) were $236,566 for the first three months of 1997 compared to $275,670 for the same period a year ago.

Net earnings and funds from operations were lower in the first quarter of 1997, compared to 1996, primarily due to a slight decrease in rental income and an increase in repairs and maintenance. The Company's real estate portfolio had an overall occupancy rate of 99% at March 31, 1997.

Rental income for the first quarter was $539,619 compared to $559,047 for the first quarter in 1996. Rental income at Southpoint Parkway Center in Jacksonville, Florida decreased by $48,000 due to tenants who contributed rents in the first quarter of 1996 but vacated their space later in the year. During the first quarter of 1997, the Company was successful in leasing this space to an existing tenant who will be paying rent on the entire space beginning in May 1997. This decrease was offset by increased rental income at the remaining properties. Rents increased by $21,000 at Corporate Center East in Bloomington, Illinois as a result of the Company's success in leasing the 20,400 square feet of space vacated by Hewlett Packard at the end of 1995. Rental income at Broadbent Business Center in Salt Lake City, Utah and Germantown Square in Louisville, Kentucky increased slightly over the same period a year ago.

Total property expenses, excluding depreciation, increased from 38% of rental income in 1996 to 43% in 1997. Repairs and maintenance were higher in 1997 primarily as a result of tenant remodeling expenses incurred at Broadbent Business Center.

As mentioned above, the Company has been successful in locating replacement tenants for the vacant spaces that existed at Corporate Center East and Southpoint. As a result of releasing this space, the Company incurred capital expenditures of $158,000 and lease commissions of $39,000 through March 31, 1997. In order to complete the projects in progress, the Company expects to incur an additional $143,000 in capital expenditures and $21,000 in lease commissions during 1997.

Capital resources of the Company consist of equity in real estate investments and a mortgage loan receivable. The
Company maintains its real estate in good condition and provides adequate insurance coverage. The Company's liquidity at March 31, 1997 is represented by cash and cash equivalents, a mortgage loan participation, and cash flow from operating activities. This liquidity is considered sufficient to meet current obligations.

The Board of Directors declared a dividend of $.10 per share, payable May 19, 1997 to shareholders of record May 9, 1997. The Board of Directors will continue to consider leasing prospects, operating results and the financial condition of the Company in determining future dividends.

PART II   OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
Holders.

At the Company's annual meeting of shareholders on April 28, 1997, 45% of the Company's outstanding shares were represented (in person or by proxy). Four Directors were elected to the Board of Directors, with each receiving at least 98% of the vote for the shares represented. The vote tabulation for each Director was as follows:

Director                Votes For     Votes Withheld
Patrick E. Falconio     1,014,203         13,466
Edwin L. Ingraham       1,014,450         13,219
Alex A. Meyer           1,014,816         12,853
James L. Roberts        1,012,339         15,330


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

Dated:  May 13, 1997