Form 10-Q
period 1997-06-30
CEDAR INCOME FUND LTD
filed 1997-08-01
CIK 761648

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549



                          FORM 10-Q



     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



 For the quarter ended June 30, 1997   Commission file number 0-14510




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

The number of shares of common stock outstanding at August 1, 1997 was 2,245,411.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Cedar Income Fund, Ltd.
Balance Sheets
(unaudited)
                                                June 30,           December 31,
                                          1997            1996          1996

ASSETS
  Real estate
    Land                          $    4,126,044       4,126,044     4,126,044
    Buildings and improvements        14,634,859      14,200,539    14,336,858
                                      18,760,903      18,326,583    18,462,902
    Less accumulated depreciation     (3,972,946)     (3,536,985)   (3,755,012)
                                      14,787,957      14,789,598    14,707,890
    Mortgage loan receivable             569,315         578,473       573,991
                                      15,357,272      15,368,071    15,281,881
  Cash and cash equivalents              463,351         885,556       670,306
  Rent and other receivables              83,807          77,487        95,413
  Interest receivable                      3,914           3,977         3,946
  Prepaid expenses                        74,425          39,091        84,758
  Deferred lease commissions             175,419         116,864       116,148
  Taxes held in escrow                    45,378          41,532        17,697
 Total Assets                     $   16,203,566      16,532,578    16,270,149


LIABILITIES AND SHAREHOLDERS'
EQUITY
Liabilities
  Mortgage loan payable           $    1,412,147       1,434,320     1,423,492
  Accounts payable and
   accrued expenses                      176,557         185,076       103,337
  Due to affiliates                       31,631          25,576        36,538
  Security deposits                       82,480          64,810        66,655
  Advance rents                           18,125          15,305        15,047
 Total Liabilitities                   1,720,940       1,725,087     1,645,069

Shareholders' Equity
  Common stock, $1 par value,
    5,020,000 shares authorized        2,245,411       2,245,411     2,245,411
  Additional paid-in capital          12,237,215      12,562,080    12,379,669
 Total Shareholders' Equity           14,482,626      14,807,491    14,625,080

 Total Liabilities and
 Shareholders' Equity             $   16,203,566      16,532,578    16,270,149

Cedar Income Fund, Ltd.
Statements of Operations
(unaduited)
                                     Three Months Ended      Six Months Ended
                                          June 30,               June 30,

                                       1997       1996        1997        1996
REVENUE
  Rents                             $ 603,699    521,652   1,143,318   1,080,699
  Interest                             19,923     23,251      41,219      46,496
Total Revenue                         623,622    544,903   1,184,537   1,127,195

EXPENSES
  Property expenses:
    Real estate taxes                  64,070     62,617     128,493     125,340
    Wages and salaries                  5,436      5,423      10,584      10,779
    Repairs and maintenance            87,338     63,234     162,873     119,691
    Utilities                          35,735     34,039      67,546      68,261
    Management fee                     30,185     26,082      57,166      54,035
    Insurance                           4,835      5,227       9,748       9,538
    Other                              26,621     29,540      51,724      53,344
 Property expenses, excluding         254,220    226,162     488,134     440,988
     depreciation
    Depreciation                      105,575    109,063     217,934     218,712
Total property expenses               359,795    335,225     706,068     659,700
Interest                               34,103     34,615      68,340      69,351
Administrative fees                    25,266     25,004      50,619      49,979
Directors' fees and expenses           10,034      9,879      21,899      21,023
Other administrative                   12,003     11,256      30,983      32,197
Total Expenses                        441,201    415,979     877,909     832,250

Net earnings                        $ 182,421    128,924     306,628     294,945

Net earnings per share              $     .08        .06         .14         .13

Dividends to shareholders           $ 224,541    224,541     449,082     449,082

Dividends to shareholders per share $     .10        .10         .20         .20

Average number of shares
outstanding                         2,245,411  2,245,411   2,245,411   2,245,411

Cedar Income Fund, Ltd.
Statements of Cash Flows
(unaduited)
                                                                Six Months Ended
                                                                    June 30,
                                                                1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                         $    1,158,002   1,090,091
  Interest received                                               41,251      46,526
  Payments for operating expenses                               (601,774)   (498,508)
  Interest paid                                                  (66,507)    (67,518)
    Net cash provided by operating activities                    530,972     570,591

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (298,001)         -
  Principal portion of scheduled
    mortgage loan collections                                      4,676       4,296
  Security deposits collected, net                                15,825      (2,059)
    Net cash provided (used) by investing activities            (277,500)      2,237

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan payments                                       (11,345)    (10,334)
  Dividends paid to shareholders                                (449,082)   (449,082)
    Net cash used by financing activities                       (460,427)   (459,416)

Net increase (decrease) in cash and cash equivalents            (206,955)    113,412
Cash and cash equivalents at beginning of period                 670,306     772,144
Cash and cash equivalents at end of period                $      463,351     885,556

RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                              $      306,628     294,945
Add (deduct) reconciling adjustments:
  Depreciation                                                   217,934     218,712
  Amortization                                                     1,833       1,833
  Increase in rent and other receivables                         (16,075)    (35,226)
  Decrease in interest receivable                                     32          30
  Decrease in prepaid expenses                                     8,500       3,351
  Increase in deferred lease commissions                         (59,271)     (2,057)
  Increase in operating accounts payable
    and accrued expenses                                          73,220      85,403
  Decrease in due to affiliates                                   (4,907)     (3,186)
  Increase in advance rents                                        3,078       6,786
Net cash provided by operating activities                 $      530,972     570,591

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

Note 2:   Shareholders' equity, December 31, 1996        $  14,625,080
                  Net earnings                                 306,628
                  Dividends to shareholders                   (449,082)
                  Shareholders' equity, June 30, 1997    $  14,482,626

Item  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to present the second quarter report for Cedar Income Fund, Ltd. Net earnings for the three and six months ended June 30, 1997 were $182,421 ($.08 per share) and $306,628 ($.14 per share), respectively, compared to $128,924 ($.06 per share) and $294,945 ($.13 per share) for the same periods in 1996. Net earnings increased slightly from 1996 to 1997, primarily due to an increase in rental income at Corporate Center East in Bloomington, Illinois, partially offset by an increase in repairs and maintenance expense. The Company's real estate portfolio had an overall occupancy rate of 97% at June 30, 1997.

Rental income for the three and six months ended June 30, 1997 was $603,699 and $1,143,318, respectively, compared to $521,652 and $1,080,699 for the same periods in 1996. This increase is attributable to the Company's eventual success in locating replacement tenants at Corporate Center East for 20,000 square feet of space that had been vacant since the end of 1995. Rental income at Broadbent Business Center in Salt Lake City, Utah increased by $27,000 for the six months ended June 30, 1997 compared to the same period one year ago due to an increase in occupancy. This increase was offset by a $29,000 decrease in rental income at Southpoint Parkway in Jacksonville, Florida due to a decrease in occupancy experienced during the first quarter of 1997. The Company has subsequently leased this vacant space at Southpoint to an existing tenant who began paying rent on the entire space in May 1997. Rental income at Germantown Square in Louisville, Kentucky was relatively unchanged from a year ago. Interest income decreased by 11% due to a lower balance of funds available for investment.

Total property expenses, excluding depreciation, increased from $440,988 for the first six months of 1996, to $488,134 for the same period in 1997, representing 41% and 43% of rental income, respectively. Repairs and maintenance were higher for the first six months of 1997 compared to the same period in 1996 primarily due to tenant remodeling and other expenses incurred in 1997 that were not required last year. As mentioned above, the Company has been successful in locating replacement tenants for the vacant spaces that existed at Corporate Center East and Southpoint. As a result of releasing this space, the Company incurred capital expenditures of $298,000 and lease commissions of $73,000 through June 30, 1997.

Capital resources of the Company consist of equity in real estate investments and a mortgage loan receivable. The Company maintains its real estate in good condition and provides adequate insurance coverage. The Company's liquidity at June 30, 1997 is represented by cash and cash equivalents, a mortgage loan participation, and cash flow from operating activities. This liquidity is considered sufficient to meet current obligations, including capital expenditures.

The Board of Directors declared a dividend of $.10 per share, payable August 18, 1997 to shareholders of record August 5, 1997. The Board of Directors will continue to consider leasing prospects, operating results and the financial condition of the Company in determining future dividends.



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

Dated: August 1, 1997