Form 10-Q
period 1997-09-30
CEDAR INCOME FUND LTD
filed 1997-11-13
CIK 761648

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549



                          FORM 10-Q



     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



    For the quarter ended September 30, 1997     Commission file number 0-14510




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



The number of shares of common stock outstanding at November 13, 1997 was 2,245,411.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CEDAR INCOME FUND, Ltd.
Balance Sheets
(unaudited)

                                                               September 30,          December 31,
                                                             1997          1996            1996

ASSETS
  Real estate
    Land                                           $       4,126,044     4,126,044      4,126,044
    Buildings and improvements                            14,636,844    14,219,153     14,336,858
                                                          18,762,888    18,345,197     18,462,902
    Less accumulated depreciation                         (4,090,823)   (3,646,023)    (3,755,012)
                                                          14,672,065    14,699,174     14,707,890
    Mortgage loan receivable                                 566,902       576,256        573,991
                                                          15,238,967    15,275,430     15,281,881
  Cash and cash equivalents                                  553,585       903,972        670,306
  Rent and other receivables                                  86,677        83,207         95,413
  Interest receivable                                          3,897         3,962          3,946
  Prepaid expenses                                            78,055        31,055         84,758
  Deferred lease commissions                                 170,336       114,840        116,148
  Taxes held in escrow                                        60,504        60,508         17,697

  Total Assets                                     $      16,192,021    16,472,974     16,270,149


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loan payable                            $       1,406,272     1,428,969      1,423,492
  Accounts payable and accrued expenses                      217,813       220,930        103,337
  Due to affiliates                                           30,191        28,343         36,538
  Security deposits                                           80,585        64,556         66,655
  Advance rents                                               18,023        14,551         15,047
  Total Liabilities                                        1,752,884     1,757,349      1,645,069

Shareholders' Equity
  Common stock, $1 par value,
    5,020,000 shares authorized                            2,245,411     2,245,411      2,245,411
  Additional paid-in capital                              12,193,726    12,470,214     12,379,669
  Total Shareholders' Equity                              14,439,137    14,715,625     14,625,080

  Total Liabilities and Shareholders' Equity       $      16,192,021    16,472,974     16,270,149

Cedar Income Fund, Ltd.
Statements of Operations
(Unaudited)

                                                        Three Months Ended        Nine Months Ended
                                                           September 30,             September 30,
                                                         1997         1996         1997          1996
REVENUE
  Rents                                          $     606,590       532,692    1,749,908    1,613,391
  Interest                                              19,647        24,313       60,866       70,809
Total Revenue                                          626,237       557,005    1,810,774    1,684,200

EXPENSES
Property expenses:
  Real estate taxes                                     59,247        61,094      187,740      186,434
  Wages and salaries                                       172         5,587       10,756       16,366
  Repairs and maintenance                               80,781        69,754      243,654      189,445
  Utilities                                             49,986        45,615      117,532      113,876
  Management fee                                        30,329        26,634       87,495       80,669
  Insurance                                              4,761         4,856       14,509       14,394
  Other                                                 21,030        20,614       72,754       73,958
Property expenses, excluding depreciation              246,306       234,154      734,440      675,142
  Depreciation                                         117,877       109,038      335,811      327,750
Total property expenses                                364,183       343,192    1,070,251    1,002,892
Interest                                                33,968        34,492      102,308      103,843
Administrative fees                                     25,279        25,307       75,898       75,286
Directors' fees and expenses                            10,844        12,064       32,743       33,087
Other administrative                                    10,911         9,274       41,894       41,471
Total Expenses                                         445,185       424,329    1,323,094    1,256,579

Net earnings                                     $     181,052       132,676      487,680      427,621

Net earnings per share                           $         .08           .06          .22          .19

Dividends to shareholders                        $     224,541       224,541      673,623      673,624

Dividends to shareholders per share              $         .10           .10          .30          .30

Average number of shares outstanding                 2,245,411     2,245,411    2,245,411    2,245,411


CEDAR INCOME FUND, Ltd.
Statements of Cash Flows
(unaudited)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                    1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                         $     1,761,620   1,617,652
  Interest received                                                60,915      70,854
  Payments for operating expenses                                (869,888)   (751,862)
  Interest paid                                                   (99,558)   (101,093)
    Net cash provided by operating activities                     853,089     835,551

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (299,985)    (18,614)
  Principal portion of scheduled
    mortgage loan collections                                       7,089       6,513
  Security deposits collected, net                                 13,929      (2,313)
    Net cash used by investing activities                        (278,967)    (14,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan payments                                        (17,220)    (15,685)
  Dividends paid to shareholders                                 (673,623)   (673,624)
    Net cash used by financing activities                        (690,843)   (689,309)

Net increase (decrease) in cash and cash equivalents             (116,721)    131,828
Cash and cash equivalents at beginning of period                  670,306     772,144
Cash and cash equivalents at end of period                $       553,585     903,972

RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                              $       487,680     427,621
Add (deduct) reconciling adjustments:
  Depreciation                                                    335,811     327,750
  Amortization                                                      2,749       2,750
  Increase in rent and other receivables                          (34,071)    (59,922)
  Decrease in interest receivable                                      49          45
  Decrease in prepaid expenses                                      3,954      10,470
  Increase in deferred lease commissions                          (54,188)        (33)
  Increase  in operating accounts payable
    and accrued expenses                                          114,476     121,257
  Decrease in due to affiliates                                    (6,347)       (419)
  Increase in advance rents                                         2,976       6,032
Net cash provided by operating activities                 $       853,089     835,551


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

Note 2:   Shareholders' equity, December 31, 1996                $       14,625,080
                  Net earnings                                              487,680
                  Dividends to shareholders                                (673,623)
                  Shareholders' equity, September 30, 1997       $       14,439,137

Item  2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

We are pleased to present the third quarter report for Cedar Income Fund, Ltd. Net earnings for the three and nine months ended September 30, 1997 were $181,052 ($.08 per share) and $487,680 ($.22 per share), respectively, compared to $132,676 ($.06 per share) and $427,621 ($.19 per share)
for the same periods in 1996. Net earnings increased from 1996 to 1997 primarily due to an increase in rental income at Corporate Center East in Bloomington, Illinois, which was partially offset by an increase in repairs and maintenance expenses. The Company's real estate portfolio had an overall occupancy rate of 97% at September 30, 1997.

Rental income for the three and nine months ended September 30, 1997 was $606,590 and $1,749,908, respectively, compared to $532,692 and $1,613,391 for the same periods in 1996. This increase is primarily attributable to the Company's eventual success in locating replacement tenants at Corporate Center East for 20,000 square feet of space that had been vacant since the end of 1995, resulting in an increase in rental income of $111,000 compared to the same period a year ago. Broadbent Business Center in Salt Lake City, Utah also had improved occupancy this year, which resulted in higher rental income of $41,000. These increases were partially offset by a decrease of $23,000 in rental income at Southpoint Parkway Center in Jacksonville, Florida due to lower occupancy during the first quarter this year. The Company has subsequently leased this vacant space at Southpoint to an existing tenant. Rental income at Germantown Square in Louisville, Kentucky was relatively unchanged from a year ago. Interest income decreased by 14% due to a lower balance of funds available for investment.

Total property expenses, excluding depreciation, increased from $675,142 for the first nine months of 1996, to $734,440 for the same period in 1997. These amounts represent 42% of rental income for both years. Repairs and maintenance were higher for the first nine months of 1997 compared to the same period in 1996 primarily due to tenant remodeling and other expenses incurred in 1997 that were not required last year. For the nine months ended September 30, 1997 compared to the same period one year ago, wages and salaries decreased by 34% due to the reduction of property management personnel at Broadbent. As mentioned above, the Company has been successful in locating replacement tenants for the vacant spaces that existed at Corporate Center East and Southpoint. As a result of releasing this space, the Company incurred capital expenditures of $300,000 and lease commissions of $78,000 through September 30, 1997.

Capital resources of the Company consist of equity in real estate investments and a mortgage loan receivable. The Company maintains its real estate in good condition and provides adequate insurance coverage. The Company's liquidity at September 30, 1997 is represented by cash and cash equivalents, a mortgage loan participation, and cash flow from operating activities. This liquidity is considered sufficient to meet current obligations, including capital expenditures.

The Board of Directors declared a dividend of $.10 per share, payable November 17, 1997 to shareholders of record
November 7, 1997. The Board of Directors will continue to consider leasing prospects, operating results and the financial condition of the Company in determining future dividends.


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

Dated: November 13, 1997