Form 10-K
period 1997-12-31
CEDAR INCOME FUND LTD
filed 1998-03-26
CIK 761648

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


 For the fiscal year ended December 31, 1997     Commission file number 0-14510

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    [ X ]

The aggregate market value of the voting shares of the registrant held by non-affiliates at March 3, 1998 was $11,173,950.

The number of shares of common stock of the registrant outstanding at March 3, 1998 was 2,245,411.

               DOCUMENTS INCORPORATED BY REFERENCE

                              None.
Part I.

Item 1.  Business

Cedar Income Fund, Ltd. (the "Company") was incorporated in Iowa on December 10, 1984. The Company operates as an equity-based real estate investment trust ("REIT"). To qualify as a REIT under the Internal Revenue Code, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. Cedar Income Fund 2, Ltd. ("Cedar 2") was incorporated in Iowa on October 30, 1986, and merged with and into the Company on October 1, 1989. The Company's objectives are to provide its shareholders with a professionally managed, diversified portfolio of commercial real estate investments which will provide the best available cash flow and present an opportunity for capital appreciation.

The Company's public offering of common stock commenced on May 29, 1985 and was completed on November 25, 1986. Net offering proceeds, after commissions and registration costs, were $12,410,658. Cedar 2's public offering of common stock commenced on February 24, 1987 and was completed on August 22, 1988. Net offering proceeds after commissions and registration costs, were $6,335,765. The Company has invested the proceeds from these offerings in four real estate properties and a mortgage loan participation, utilizing only a minimum amount of indebtedness against the properties. (See Note 7 to the Financial Statements.)

The Company has no employees, as all services necessary to conduct the day-to-day operations are performed by AEGON USA
Realty Advisors, Inc. ("AEGON Realty Advisors") and its affiliates.

The Company's real estate investments are not expected to be substantially affected by current federal, state or local laws and regulations establishing ecological or environmental restrictions on the development and operations of such property. However, the enactment of new provisions or laws may reduce the Company's ability to fulfill its investment objectives.

The Company has entered into a Memorandum of Understanding (the "Memorandum of Understanding"), dated as of December 5, 1997, between the Company and SKR Management Corp. ("SKR") pursuant to which Cedar Bay Company (the "Bidder"), an affiliate of SKR, commenced, on January 12, 1998, a tender offer (the "Offer") to purchase all of the outstanding shares of common stock of the Company for $7.00 per share in cash. Pursuant to a letter agreement dated February 24, 1998 (the "Letter Agreement"), the Company has agreed to the extension of the Offer by the Bidder until 12:00 Midnight, New York City time, on March 27, 1998. SKR has deposited $1,000,000 with the Company as an earnest money deposit, to be returned to SKR upon the successful completion of the Offer. The Memorandum of Understanding provides that the Company shall cause its current officers and directors to resign effective upon consummation of the Offer. Additionally, the Company has agreed to cause the termination of the Administrative and Advisory Agreement between the Company and AEGON USA Realty Advisors, Inc., and the Management Agreement between the Company and AEGON USA Realty Management, Inc. effective upon consummation of the Offer.

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

Item 2.  Properties

Real Estate Investments

Germantown Square Shopping Center
Louisville, Kentucky

On September 28, 1988, the Company purchased a 50% undivided interest in a neighborhood shopping center known as Germantown Square Shopping Center in Louisville, Kentucky ("Germantown"). The remaining 50% undivided interest was purchased by Life Investors. Germantown consists of two single-story buildings totaling 74,267 square feet on a 9.0 acre site which includes parking for 428 vehicles. The total acquisition cost of the Company's 50% interest in Germantown was $3,707,599. Subsequent improvements have increased the Company's recorded cost to $3,717,017.

Germantown represented 19% of the Company's total assets at December 31, 1997, and provided 18% of total revenue. At December 31, 1997, Germantown was 98% leased to ten tenants under leases having a minimum term of one year (not including renewal options). Annual base rents range from $7.94 to $16.52 per square foot. Four leases representing 19% of the square feet at Germantown expire during 1998. The anchor tenant, Winn Dixie (a grocery store), pays a fixed base rent plus 1% of gross sales in excess of a specified base. Winn Dixie occupies 59% of Germantown under a lease term expiring in September 2008, with five five-year options to renew. Winn Dixie provided 8% of the Company's 1997 revenue.

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

Corporate Center East
Bloomington, Illinois

On March 24, 1988, the Company acquired Corporate Center East, a 25,200 square foot office building in Bloomington, Illinois for $2,221,783 cash. Capital improvements have increased the property's recorded cost to $2,536,123. The Hewlett Packard Corporation occupied 20,400 square feet in Corporate Center East until December 31, 1995, providing 11% of the Company's 1995 revenue. During the fourth quarter of 1996 and the first quarter of 1997, the Company was successful in locating two replacement tenants for this space.

In 1997, the Company incurred tenant improvements, lease commissions and other costs of approximately $194,000 in securing one of the tenants, Goshen Fidelity, for 12,666 square feet. Included in this cost is the development of additional parking as required by Goshen Fidelity. Goshen Fidelity also had an option to purchase Corporate Center East during the first year of their lease term at a price of $1,900,000. This option expired unexercised in February 1998.

Corporate Center East represented 14% of the Company's total assets at December 31, 1997, and provided 10% of 1997 revenue.
At December 31, 1997, Corporate Center East was 100% leased to four tenants under leases having a minimum term of three years (not including renewal options). Annual base rents range from $10.50 to $12.75 per square foot. One lease representing 10% of the square feet at Corporate Center East expires in 1998. Goshen Fidelity, Corporate Center East's largest tenant, occupies 12,666 square feet under a lease which expires in February 2000. Goshen Fidelity provided 6% of the Company's 1997 revenue. The property is subject to competition from several office projects in the same geographic area.

Broadbent Business Center
Salt Lake City, Utah

Broadbent Business Center in Salt Lake City, Utah ("Broadbent"), was acquired on March 31, 1987, for $4,057,950, subject to mortgage loan indebtedness of $1,966,110. Approximately $300,000 was expended to upgrade the property immediately after acquisition and subsequent improvements have increased the property's recorded cost to $4,533,017. The original mortgage indebtedness was scheduled to mature in September 2008. However, this loan was called by the lender pursuant to the terms of the note. New financing was obtained in October 1992 in the amount of $1,500,000 to retire the original mortgage which had a balance of $1,300,472 at the date of retirement.

Broadbent consists of eight single-story buildings totaling 119,500 square feet, approximately half of which is office use and half service/warehouse, on a 12.5 acre site which includes parking for approximately 320 vehicles. Broadbent represented 22% of the Company's total assets at December 31, 1997, and provided 32% of 1997 revenue.

At December 31, 1997, Broadbent was 96% occupied by 54 tenants under leases having a minimum term of one month (not including renewal options) with annual base rents ranging from $3.50 to $8.40 per square foot. Leases representing 51% of the square footage of Broadbent expire during 1998. The Company anticipates most of these leases will be renewed or the space will be leased to new tenants, resulting in stable occupancy during 1998.

Cyclopss Corporation, Broadbent's largest tenant, occupies 13,250 square feet under a lease which expires in December 1998.
Cyclopss provided 4% of the Company's 1997 revenue.

There is no direct competition in Broadbent's immediate geographic area; however, there is significant competition from newer projects within its market, most notably the Salt Lake
International Center, a 900 acre business park adjoining the Salt
Lake City International Airport.

Southpoint Parkway Center
Jacksonville, Florida

Southpoint Parkway Center in Jacksonville, Florida ("Southpoint") was acquired on May 6, 1986, for $6,505,495 cash. Capital expenditures made since the purchase date have increased the property's recorded cost to $7,976,730. Southpoint is a single-story office service center consisting of 79,010 square feet of net leasable area on approximately 10.8 acres which includes 467 parking spaces. Southpoint represented 39% of the Company's total assets at December 31, 1997, and provided 37% of its revenue.

At December 31, 1997, the property was 99% leased to eight tenants with terms ranging from two to ten years (not including renewal options) and annual base rents ranging from $9.50 to $13.21 per square foot. Two leases representing 11% of the square footage of Southpoint expire in 1998. The Company anticipates these leases will be renewed or the space will be leased to new tenants, resulting in stable occupancy during 1998.

The General Services Administration ("GSA"), a United States government agency, occupies 40,447 square feet in Southpoint under a ten-year lease which expires in December 2001, with an option to terminate any time after providing a ninety day notice. The GSA lease was negotiated in 1991 and, in connection therewith, the Company purchased 2.9 acres of adjacent land, constructed a parking lot and made interior building improvements at a total cost of $988,832 (included in the above $7,976,730). The GSA provided 19% of the Company's 1997 revenue.

In 1997, the Company leased an additional 17,116 square feet to an existing tenant, Intuition, Inc., expanding their total space to 20,827 square feet at Southpoint. The Company incurred lease commissions and tenant improvements of approximately $179,500 for the Intuition expansion.

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

                                       Occupancy
                                             At                              Assets at
                              Square    December 31,      Lease          December 31, 1997                 1997 Revenue
Name and Location             Footage       1997        Expiration      Amount         Percent       Amount         Percent

Managed
Southpoint Parkway Center
    Jacksonville, Florida       79,010       99%        1998-2006       $ 6,197,259          39%    $  900,930             37%

Broadbent Business Center
    Salt Lake City, Utah       119,500       96         1998-2002         3,454,608           22       793,329              32

Corporate Center East
    Bloomington, Illinois       25,200       100        1998-2002         2,168,397           14       244,478              10

Germantown Square
    Louisville, Kentucky        74,267       98         1998-2008         3,095,435           19       447,812              18

                               297,977                                   14,915,699           94     2,386,549              97

Financial and other                                                       1,025,984            6        81,309               3

                                                                        $15,941,683         100%    $2,467,858             100%

Item 3.  Legal Proceedings

Legal Proceedings

The Company is not a party to any pending legal proceedings which, in the opinion of management, are material to the Company's financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

None.
Part II.

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

Dividend Information

The Company is required to distribute at least 95% of its taxable income to continue qualification as a real estate investment trust. In 1997, the Company paid dividends of $.10 per share in February, May, August and November, totaling $.40 per share. While the Company expects to continue paying dividends to shareholders, there is no assurance of future dividends, as they are dependent upon earnings, cash flow, the financial condition of the Company and other factors.

A Form 1099 is mailed to shareholders at the end of each year reflecting the dividends paid by the Company in that year. The percentages indicated below, multiplied by the amount of dividends paid for that year, result in the amount to be reported for income tax purposes.

Dividend Character

                                1997         1996        1995
Ordinary income                   66.23%       71.24%     94.35%
Nontaxable return
   of capital                     33.77%       28.76%      5.65%
Total                            100.00%      100.00%    100.00%
Dividends paid,
   per share                        $.40         $.40       $.40


Market Information

At March 3, 1998, the Company had 2,245,411 shares of common stock issued and outstanding to 1,025 shareholders of record. The Company's shares began trading on The Nasdaq Stock Market under the symbol CEDR on December 17, 1986. At March 3, 1998, the Company's per share high and low sales prices were $6.75, as obtained from Wedbush/Morgan Securities, Inc., Newport Beach, California and Herzog, Heine, Geduld, Inc., New York, New York, the principal market makers for shares of the Company. These prices reflect quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

Market Price Range

                             Over-the-Counter Sales Prices
Quarter Ended              High           Low          Close
      1997
March 31                  4 3/4          3 7/8         4 5/8
June 30                   6              4 1/8         5 5/8
September 30              6 3/8          5 3/8         5 7/8
December 31               7 1/4          5 7/8         6 1/2

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


10-K Information

The 1997 Form 10-K filed with the Securities and Exchange
Commission (exclusive of certain exhibits) is available without charge upon written request to Roger L. Schulz, Controller, Cedar
Income Fund, Ltd., 4333 Edgewood Road N.E., Cedar Rapids, Iowa
52499-5441.


Item 6.  Selected Financial Data

                                                      Years Ended December 31,
                                    1997            1996           1995           1994          1993


Revenue                          $   2,467,858      2,217,026      2,487,157      2,383,889    2,228,371

Net Earnings                     $     500,186        561,616        769,621        659,553      467,196

Dividends to Shareholders        $     898,164        898,164        898,164        898,164      898,165

Per Share
  Basic and Diluted Net
    Earnings*                    $         .22            .25            .34            .29          .21
  Dividends to
    Shareholders**               $         .40            .40            .40            .40          .40

Total Assets                     $  15,941,683     16,270,149     16,610,105     16,786,232   17,026,932

Mortgage Loan Payable            $   1,400,259      1,423,492      1,444,654      1,463,929    1,481,486

Shareholders' Equity             $  14,227,102     14,625,080     14,961,628     15,090,171   15,328,782

*    Based on weighted average number of shares outstanding.
**  Based on number of shares outstanding on respective record dates.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The discussion that follows should be read in the general context of the discussion on "Item 1. Business" and "Item 2. Properties."

Results of Operations

The Company owns office, office/warehouse, and retail properties in four U.S. cities. The Company's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of December 31, 1997, the combined leased occupancy of the Company's four properties was 98%. During the first quarter of 1997, the Company was successful in releasing the remaining space vacated at the end of 1995 by the Hewlett Packard Corporation at Corporate Center East. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

The Company has entered into a Memorandum of Understanding (the "Memorandum of Understanding"), dated as of December 5, 1997, between the Company and SKR Management Corp. ("SKR") pursuant to which Cedar Bay Company (the "Bidder"), an affiliate of SKR, commenced, on January 12, 1998, a tender offer (the "Offer") to purchase all of the outstanding shares of common stock of the Company for $7.00 per share in cash. Pursuant to a letter agreement dated February 24, 1998 (the "Letter Agreement"), the Company has agreed to the extension of the Offer by the Bidder until 12:00 Midnight, New York City time, on March 27, 1998. SKR has deposited $1,000,000 with the Company as an earnest money deposit, to be returned to SKR upon the successful completion of the Offer. The Memorandum of Understanding provides that the Company shall cause its current officers and directors to resign effective upon consummation of the Offer. Additionally, the Company has agreed to cause the termination of the Administrative and Advisory Agreement between the Company and AEGON USA Realty Advisors, Inc., and the Management Agreement between the Company and AEGON USA Realty Management, Inc. effective upon consummation of the Offer.

1997 compared to 1996
The Company's net earnings for the year ended December 31, 1997, were $500,186 ($.22 per share) compared to $561,616 ($.25 per share) for the year ended December 31, 1996. (All per share amounts are on a basic and diluted basis.) The decrease in net earnings from 1996 to 1997 was primarily due to legal and consulting expenses incurred in connection with the recent tender offer for all shares of the Company.

Rental income was $2,386,549 in 1997 compared to $2,121,866 in 1996, an increase of $264,683 or 12%. Rental income at Corporate Center East in Bloomington, Illinois increased by $175,000 due to the Company's success in locating replacement tenants for the 20,000 square feet of space that had been vacant since the end of 1995. Corporate Center East is currently 100% occupied. Rental income increased by $51,000 at Broadbent Business Center in Salt Lake City, Utah due to higher base rents. Rents also increased at Germantown Square in Louisville, Kentucky and at Southport Parkway Center in Jacksonville, Florida due to an increase in tenant expense recoveries.

Interest income decreased by $14,000 due to a lower balance of funds available for investment throughout 1997.

Property expenses, excluding depreciation, increased from $884,104 in 1996 to $1,020,388 in 1997. The increase in property expenses is attributed to the following items. Wages and salaries decreased by 51% due to the reduction of property management personnel at Broadbent. Repairs and maintenance increased by $130,000 primarily due to tenant remodeling, parking lot improvements and other expenses incurred in 1997 that were not required in 1996. Management fees increased by $13,000 in 1997, an increase of 12%, corresponding to the 12% increase in rental income.

Directors' fees and expenses increased by $7,000 primarily due to an increase in directors and officers insurance coverage and an increase in the annual insurance premium. Other administrative expenses increased by $144,000 primarily due to legal and consulting expenses incurred in connection with the recent tender off for all Cedar shares.


1996 compared to 1995
Rental income was $2,121,866 in 1996 compared to $2,400,273 in 1995, a decrease of 12% or $278,407. This decrease was attributed to the Hewlett Packard Corporation vacating 20,400 square feet of space at Corporate Center East, upon their December 31, 1995, lease expiration. In 1995, Hewlett Packard contributed rents of $279,000. Rental income at Southpoint decreased by $60,000 during 1996 due to tenants vacating their space upon lease expiration. This was offset by an increase in rental income at Broadbent and Germantown of $29,000 and $30,000, respectively, due to increased rental rates at both properties and improved occupancy at Broadbent. Interest income increased by 10% from 1995 to 1996 due to a higher balance of cash available for investment.

Property expenses, excluding depreciation, declined from $932,431 in 1995 to $884,104 in 1996, representing 39% of rental income in 1995 and 42% of rental income in 1996. Repairs and maintenance declined by $63,000 primarily due to pest control services required at Southpoint in 1995, painting the Broadbent buildings in 1995, and tenant remodeling and other expenses incurred in 1995 that were not required in 1996. The increase in utilities of $12,000 or 9% from 1995 to 1996 is primarily because Hewlett Packard was responsible for their own utilities at Corporate Center East, but this expense became the Company's after Hewlett Packard vacated at the end of 1995. Management fees decreased by $14,000 or 12% from 1995 to 1996, corresponding to the decrease in rental income.

Other administrative expenses decreased by 18% from 1995 to 1996 due to lower than anticipated printing and mailing costs.

The net effect of the lower revenues and expenses was a 27% decrease in net earnings from $769,621 in 1995 compared to $561,616 in 1996.

Cash Flow and Funds from Operations

In 1994, the Company adopted "funds from operations" as a measurement of operating performance. Funds from operations is defined by the Company as earnings from operations plus depreciation expense. Funds from operations does not represent operating income or cash flows from operations as defined by generally accepted accounting principles, and should not be construed as an alternative to operating income as an indicator of operating performance or to cash flows as a measure of liquidity. Management generally considers funds from operations to be a useful financial performance measure which, together with earnings, cash flows and other information, may be used by investors to evaluate the Company. Funds from operations as presented by the Company may not be comparable to similarly titled measures reported by other companies. The Company's funds from operations for the three years ended December 31, 1997, is presented in the table below.

                                                            Funds from operations*
Name and Location                                         1997           1996           1995
Southpoint Parkway Center, Jacksonville, Florida     $  450,346        486,745        526,622
Broadbent Business Center, Salt Lake City, Utah         364,542        326,607        261,435
Corporate Center East, Bloomington, Illinois             94,366        (47,600)       222,665
Germantown Square, Louisville, Kentucky                 320,770        333,801        317,024

Total                                                 1,230,024      1,099,553      1,327,746

Non-property Company operations, net                   (267,151)      (101,198)      (121,849)
Funds from operations                                $  962,873        998,355      1,205,897

*Earnings from operations plus depreciation

Liquidity and Capital Resources

The Company's capital resources consist of its current equity in real estate investments (current value less mortgage indebtedness) and a participation in a mortgage loan receivable. The Company maintains the real estate in good condition and provides adequate insurance coverage. Liquidity is considered sufficient to meet current obligations, which include capital expenditures, and is represented by cash and cash equivalents of $407,216 and a mortgage loan participation of $564,437 as of December 31, 1997.

Net cash provided by operating activities, as shown in the Statements of Cash Flows, was $935,308 for the year ended December 31, 1997. The major uses of cash in 1997 were dividends to shareholders of $898,164 and capital expenditures of $299,985 ($124,000 at Southpoint Parkway and $175,985 at Corporate Center
East) in connection with leasing activities. Dividends to shareholders of $224,541 were also paid in the first quarter of 1998. The Board of Directors continues to closely monitor occupancies, leasing activity, overall Company operations, and liquidity in determining quarterly dividends.

The Company's debt service commitments for the mortgage loan payable are described in Note 7 to the Financial Statements.
There are no other material commitments at December 31, 1997.

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


Year 2000 Issue

Although the Company does not employ any computer systems in its business, the Company could be adversely affected if the computer systems used by the Advisor (AEGON USA Realty Advisors, Inc.), Property Manager (AEGON USA Realty Management, Inc.), and other service providers do not properly process and calculate date-related information and data from and after January 1, 2000. The Advisor and Property Manager are taking steps which they believe are reasonably designed to address this issue with respect to computer systems they use and to obtain reasonable assurances that comparable steps are being taken by the Company's other major service providers. At this time, however, there can be no assurance that these steps will be sufficient to avoid any adverse impact to the Company.

Item 8.  Financial Statements and Supplementary Data

Balance Sheets

                                                                        December 31,
                                                                   1997               1996
Assets
   Real Estate
      Land                                                  $   4,126,044          4,126,044
      Buildings and improvements                               14,636,843         14,336,858

                                                               18,762,887         18,462,902
      Less accumulated depreciation                            (4,217,699)        (3,755,012)

                                                               14,545,188         14,707,890
  Mortgage loan receivable                                        564,437            573,991

                                                               15,109,625         15,281,881

  Cash and cash equivalents                                       407,216            670,306
  Rent and other receivables                                      130,615             95,413
  Interest receivable                                               3,881              3,946
  Prepaid expenses                                                109,624             84,758
  Deferred lease commissions                                      164,826            116,148
  Taxes held in escrow                                             15,896             17,697

                                                            $  15,941,683         16,270,149

Liabilities and Shareholders' Equity
  Liabilities
      Mortgage loan payable                                 $   1,400,259          1,423,492
      Accounts payable and accrued expenses                       162,320            103,337
      Due to affiliates                                            62,570             36,538
      Security deposits                                            80,085             66,655
      Advance rents                                                 9,347             15,047

                                                                1,714,581          1,645,069

Shareholders' equity
     Common stock, $1 par value, 5,020,000
         shares authorized, 2,245,411 shares
         issued and outstanding                                 2,245,411          2,245,411
      Additional paid-in capital                               11,981,691         12,379,669

                                                               14,227,102         14,625,080

                                                            $  15,941,683         16,270,149

See the accompanying notes to financial statements.

Statements of Operations

                                                                    Years Ended December 31,
                                                              1997            1996              1995
Revenue
   Rents                                               $  2,386,549       2,121,866         2,400,273
   Interest                                                  81,309          95,160            86,884
                                                          2,467,858       2,217,026         2,487,157

Expenses
   Property expenses
      Real estate taxes                                     233,160         239,324           228,006
      Repairs and maintenance                               385,806         255,621           318,633
      Utilities                                             159,672         146,772           134,362
      Management fee                                        119,328         106,093           120,013
      Wages and salaries                                     10,756          21,960            19,911
       Insurance                                             19,270          18,817            16,521
       Other                                                 92,396          95,517            94,985

Property expenses, excluding depreciation                 1,020,388         884,104           932,431
      Depreciation                                          462,687         436,739           436,276

   Total property expenses                                1,483,075       1,320,843         1,368,707
   Interest                                                 136,137         138,209           140,096
   Administrative fees                                      101,192         100,363            99,359
   Directors' fees and expenses                              49,417          42,382            44,228
   Other administrative                                     197,851          53,613            65,146

                                                          1,967,672       1,655,410         1,717,536

Net earnings                                           $    500,186         561,616           769,621

Basic and diluted net earnings per share*              $        .22             .25               .34

Dividends to shareholders                              $    898,164         898,164           898,164

Dividends to shareholders per share*                   $        .40             .40               .40

* Basic and diluted net earnings per share are based on the weighted average number of shares outstanding (2,245,411) for the years 1997, 1996, and 1995. Dividends to shareholders per share are based on the actual number of shares outstanding on the respective record dates.


See the accompanying notes to financial statements.


Statements of Cash Flows

                                                                                    Years Ended December 31,
                                                                           1997             1996              1995
Cash flows from operating activities
    Rents collected                                                 $   2,345,647        2,113,074         2,328,138
    Interest received                                                      81,374           95,221            88,980
    Payments for operating expenses                                    (1,359,242)      (1,128,510)       (1,044,928)
    Interest paid                                                        (132,471)        (134,542)         (136,429)

       Net cash provided by operating activities                          935,308          945,243         1,235,761

Cash flows from investing activities
    Capital expenditures                                                 (299,985)        (136,319)             ---
     Principal portion of scheduled
        mortgage loan collections                                           9,554            8,778             8,065
    Security deposits collected, net                                       13,430             (214)           (1,258)

        Net cash provided (used) by investing activities                 (277,001)        (127,755)            6,807

Cash flows from financing activities
    Principal portion of scheduled
        mortgage loan payments                                            (23,233)         (21,162)          (19,275)
    Dividends paid to shareholders                                       (898,164)        (898,164)         (898,164)

        Net cash used by financing activities                            (921,397)        (919,326)         (917,439)

Net increase (decrease) in cash and cash equivalents                     (263,090)        (101,838)          325,129
Cash and cash equivalents at beginning of year                            670,306          772,144           447,015

Cash and cash equivalents at end of year                            $     407,216          670,306           772,144

Reconciliation of net earnings to net
     cash provided by operating activities
       Net earnings                                                 $     500,186          561,616           769,621
       Add (deduct) reconciling adjustments
            Depreciation                                                  462,687          436,739           436,276
            Amortization                                                    3,666            3,667             3,667
             Increase in rent and
               other operating receivables                                (33,401)         (29,317)          (10,946)
            Decrease in interest receivable                                    65               61             2,096
            Decrease (increase) in prepaid expenses                       (28,532)         (44,150)            5,641
            Decrease (increase) in deferred lease commissions             (48,678)          (1,341)           56,457
            Increase in operating accounts payable
               and accrued expenses                                        58,983            3,664            13,614
            Increase (decrease) in due to affiliates                       26,032            7,776              (300)
            Increase (decrease) in advance rents                           (5,700)           6,528           (40,365)

Net cash provided by operating activities                           $     935,308          945,243         1,235,761

See the accompanying notes to financial statements.


Statements of Shareholders' Equity

                                                    Years Ended December 31, 1997, 1996, and 1995
                                                            Additional      Undistributed        Total
                                                Common        Paid-In             Net         Shareholders'
                                                Stock         Capital          Earnings           Equity


Balance at January 1, 1995                   $2,245,411     12,844,760             ---         15,090,171
  Net earnings                                      ---            ---         769,621            769,621
  Dividends to shareholders                         ---       (128,543)       (769,621)          (898,164)

Balance at December 31, 1995                  2,245,411     12,716,217             ---         14,961,628
  Net earnings                                      ---            ---         561,616            561,616
  Dividends to shareholders                         ---       (336,548)       (561,616)          (898,164)

Balance at December 31, 1996                  2,245,411     12,379,669             ---         14,625,080
  Net earnings                                      ---            ---         500,186            500,186
  Dividends to shareholders                         ---       (397,978)       (500,186)          (898,164)

Balance at December 31, 1997                 $2,245,411     11,981,691             ---         14,227,102

See the accompanying notes to financial statements.


Notes to Financial Statements

1.  Organization and Accounting Policies

The Company is in the business of investing in real estate. Investments in real estate are stated at cost. The Company will provide an allowance for valuation if it is ever determined that the value of real estate has permanently declined below recorded book value.

Statement of Financial Accounting Standard No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of fair value information about financial instruments. The methods and assumptions used by the Company in estimating its fair value disclosures are described in Note 2.

Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, was issued during 1995. Statement No. 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company's adoption of Statement No. 121 during 1995 had no impact on the Company's operations for that year.

A provision for possible losses on rents receivable is made when it is determined that collection of the receivable is doubtful. Rent receivable is stated net of an allowance for uncollectible accounts of $7,240 in 1997 and $19,926 in 1996. The Company follows the operating method of accounting for leases, whereby scheduled rental income is recognized on a straight-line basis over the lease term. Contingent rental income is recognized in the period in which it arises.

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

Statement of Financial Accounting Standard No. 128, Earnings per Share, was issued and adopted by the Company during 1997. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Since the Company has no potentially dilutive securities outstanding, basic and diluted net earnings per share in accordance with Statement No. 128 are the same and do not differ from amounts previously reported as net earnings per share (primary earnings per share). Accordingly, basic and diluted net earnings per share are computed using the weighted average number of shares outstanding during the year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The actual results of the Company could differ as a result of those estimates.

Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 financial statement presentation.

2.Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Mortgage loan receivable: The fair value of the mortgage loan receivable is estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loans.

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximates their fair values.

Mortgage loan payable: The fair value of the mortgage loan payable is estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loans.

The following sets forth a comparison of the fair values and carrying values of the Company's financial instruments subject to the provisions of Statement of Financial Accounting Standard No.
107:

                                              1997                             1996
                                     Carrying                       Carrying
                                       Value       Fair Value        Value         Fair Value
Assets
Mortgage loan receivable               564,437        581,013        573,991         583,560
Cash and cash equivalents              407,216        407,216        670,306         670,306

Liabilities
Mortgage loan payable                1,400,259      1,526,689      1,423,492       1,508,688


3.  Cash and Cash Equivalents

At December 31, 1997, the Company had $1,319 in cash and $405,897 invested in a money market fund. At December 31, 1996, the Company had $11,785 in cash and $658,521 invested in a money market fund.

4.  Real Estate

The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership. In 1997, the Company incurred capital expenditures of $299,985. The improvements consisted of tenant build-outs and the development of additional parking.
Information regarding the Company's investment in each property is presented in the Schedule of Real Estate and Accumulated Depreciation below.

Schedule of Real Estate and Accumulated Depreciation



                                                     Initial Cost to Company


                                                                                        Subsequent
Property Description              Amount of                            Buildings &         Cost
Name and Location of Property    Encumbrance            Land          Improvements     Capitalized
Southpoint Parkway Center            $       ---          2,005,495        4,500,000       1,471,235
  Jacksonville, Florida
  (Office/Service Facility)

Broadbent Business Center              1,400,259            595,000        3,462,950         475,067
  Salt Lake City, Utah
  (Office/Service Facility)

Corporate Center East                        ---            475,000        1,746,783         314,340
  Bloomington, Illinois
  (Office Building)

Germantown Square                            ---            678,675        2,284,999         753,343
  Louisville, Kentucky
  (Shopping Center)

                                     $ 1,400,259          3,754,170       11,994,732       3,013,985


                                          Gross Amount at Which Carried
                                                December 31, 1997



Property Description                                Buildings &
Name and Location of Property          Land         Improvements        Total
Southpoint Parkway Center            $ 2,377,369         5,599,361        7,976,730
  Jacksonville, Florida
  (Office/Service Facility)

Broadbent Business Center                595,000         3,938,017        4,533,017
  Salt Lake City, Utah
  (Office/Service Facility)

Corporate Center East                    475,000         2,061,123        2,536,123
  Bloomington, Illinois
  (Office Building)

Germantown Square                        678,675         3,038,342        3,717,017
  Louisville, Kentucky
  (Shopping Center)

                                     $ 4,126,044        14,636,843       18,762,887

                                                                      Life on Which
                                                                      Depreciation
                                                                       is Computed
Property Description             Accumulated     Date          Date     (in years)
Name and Location of Property   Depreciation     Built      Acquired
Southpoint Parkway Center         1,924,459      1984           5/86      10-40
  Jacksonville, Florida
  (Office/Service Facility)

Broadbent Business Center         1,154,125      1978           3/87      10-40
  Salt Lake City, Utah
  (Office/Service Facility)

Corporate Center East               450,897      1987           3/88      10-40
  Bloomington, Illinois
  (Office Building)

Germantown Square                   688,218      1988           9/88      10-40
  Louisville, Kentucky
  (Shopping Center)

                                  4,217,699

The activity in real estate and related accumulated depreciation for the three year period ended December 31, 1997 is summarized in the table below.

                                           Years Ended December 31,
Real Estate                              1997         1996        1995

   Cost
Beginning of year                   $ 18,462,902   18,326,583  18,326,583
   Additions during year
      Improvements                       299,985      136,319         ---
End of year                         $ 18,762,887*  18,462,902  18,326,583

   Accumulated Depreciation
Beginning of year                   $  3,755,012    3,318,273   2,881,997
   Additions during year
      Depreciation expense               462,687      436,739     436,276
End of year                         $  4,217,699    3,755,012   3,318,273

*  Also represents cost for federal income tax purposes.

5.  Mortgage Loan Receivable

On September 20, 1993, the Company purchased a $600,000 participation in a promissory note owned by Life Investors Insurance Company of America, an affiliate of AEGON Realty Advisors (see Note 9). The note is secured by real estate and the participation yields 8.25% to the Company. Principal payments reduced the receivable balance to $564,437 at December 31, 1997 and $573,991 at December 31, 1996.

Information regarding the mortgage loan receivable at December
31, 1997 is presented in the Schedule of Mortgage Loan Receivable below.

Schedule of Mortgage Loan Receivable

                                                                                 Periodic Payment
                                                                                   Terms
                                                                                                       Face Amount   Carrying Amount
                                                    Stated     Final       Annual         Balloon      of Mortgage     of Mortgage
Property Description                     Date of   Interest  Maturity   Principal and   Payment at    Receivable at    December 31,
Name and Location of Property            Mortgage    Rate      Date       Interest       Maturity      Acquisition         1997
Woodbury Plaza
  Woodbury, Minnesota                     8-1-93     8.25%    8-1-00       $56,577       $535,664       $600,000         $564,437

The activity for the mortgage loan receivable for the three year period ended December 31, 1997, is summarized as follows:

                                                Years Ended December 31,
Mortgage Loan Receivable                     1997          1996        1995

   Principal
Beginning of year                            $573,991    582,769     590,834
   Deductions during year
      Scheduled payments                      (9,554)    (8,778)     (8,065)

End of year                                  $564,437    573,991     582,769

6.  Leased Assets

The Company's properties are leased to tenants under short-term, non-cancellable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are as follows:


Year                        Amount
1998                $          1,946,731
1999                           1,303,232
2000                             974,151
2001                             830,601
2002                             526,664
Thereafter                     2,082,697
                    $          7,664,076

Contingent rentals provided by various leases were included in rental income for 1997, 1996, and 1995 of $284,219, $238,461, and
$284,887, respectively. The Company derived 10% or more of its revenue from one major tenant in 1997 and 1996, and two major tenants in 1995. Revenues from these tenants were $477,323 in 1997, $505,134 in 1996, and $541,814 and $278,553 in 1995.

One of the Company's major tenants, Hewlett Packard Corporation, vacated 20,400 square feet in Corporate Center East when their lease expired on December 31, 1995. The Hewlett Packard Corporation provided 11% of the Company's 1995 revenue. During the fourth quarter of 1996 and the first quarter of 1997, the Company was successful in releasing all of this space.


7.  Mortgage Loan Payable

Broadbent was acquired on March 31, 1987 subject to a mortgage loan obligation. The mortgage was scheduled to mature in September 2008; however, the lender elected to call the loan pursuant to terms of the note. A payment of $1,300,472 was paid to the lender on October 30, 1992 to retire the obligation, at which time new financing was obtained. Information regarding the new mortgage is presented in the Schedule of Mortgage Loan on Real Estate below.

Schedule of Mortgage Loan on Real Estate

                                                                 Annual
                                    Date    Stated     Final    Principal    Balloon
Property Description                 of    Interest   Maturity     and      Payment at
Name and Location of Property       Note     Rate       Date     Interest    Maturity

Broadbent Business Center           10/92   9.375%     11/02    $155,704     1,254,779
  Salt Lake City, Utah

                                                       Face Amount    Carrying Amount
Property Description            Prepayment Penalty     of Mortgage     of Mortgage
Name and Location of Property       Provisions        at Acquisition  December 31, 1997

Broadbent Business Center       from 10/97 to 10/98     $1,500,000      $1,400,259
  Salt Lake City, Utah           5%, declining 1%
                                per year thereafter

The activity in mortgage loans payable for the three year period ended December 31, 1997, is summarized in the table below.

                                             Years Ended December 31,
Mortgage Loan Payable                     1997           1996         1995

Principal

Beginning of year                     $1,423,492       1,444,654    1,463,929
     Deductions during year
          Principal payments             (23,233)        (21,162)     (19,275)
End of year                           $1,400,259       1,423,492    1,444,654

Scheduled monthly payments will partially amortize the principal balance of the mortgage loan over its term, leaving a balloon payment at maturity in November 2002. Amortized payments on the outstanding balance due in the next five years are summarized as follows:

               Amortized     Balloon
  Year         Payments      Payment

  1998         $25,507         ---
  1999          28,004         ---
  2000          30,742         ---
  2001          33,755         ---
  2002          27,472      1,254,779


8.  Federal Income Taxes

The Company conducts its operations so as to qualify as a real estate investment trust under the Internal Revenue Code which requires, among other things, that at least 95% of the Company's taxable income be distributed to shareholders. The Company has distributed all of its taxable income for 1997, 1996 and 1995; accordingly, no provision has been made for federal income taxes since the Company did not have taxable income after the deductions allowed for dividends paid to shareholders. Differences between taxable income and financial accounting income result from different methods required for depreciation of real estate; such differences are relatively insignificant.

9.  Transactions with Affiliates

The Company has entered into an agreement with AEGON USA Realty Advisors, Inc. ("AEGON Realty Advisors") to provide administrative and advisory services for a monthly base fee of 1/12 of 3/4 of 1% of the estimated current value of real estate plus 1/12 of 1/4 of 1% of the estimated current value of all assets of the Company other than real estate, and an annual subordinated incentive fee equal to 15% of the gain on property sold, subject to certain limitations. AEGON Realty Advisors also provides real estate acquisition services for a fee equal to 5% of the gross purchase price of property acquired and disposition services for a fee equal to 3% of the gross sales price of property sold, subject to certain limitations. The administrative and advisory agreement is for a period of one year, automatically renewed annually and cancellable upon 60 days written notice by either party. The Company paid AEGON Realty Advisors $101,192, $100,363 and $99,359 in administrative fees for 1997, 1996, and 1995, respectively. No acquisition fees were paid in 1997, 1996 and 1995 and no incentive or disposition fees have been paid since the Company's inception.

AEGON USA Realty Management, Inc. (the "Property Manager"), a wholly-owned subsidiary of AEGON Realty Advisors, provides property management services to the Company for a monthly fee equal to 5% of the gross income from properties managed. The Property Manager also provides leasing services to the Company for a fee of up to 6% of the rent to be paid during the term of the lease procured. The management agreement is for a period of one year, automatically renewed annually and cancellable upon 60 days written notice by either party. The Company paid the Property Manager $119,328, $106,093, and $120,013 in management fees for 1997, 1996, and 1995, respectively, and $44,906, $36,901, and $18,809 in leasing fees for 1997, 1996 and 1995, respectively.

AEGON Realty Advisors provides dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services to the Company for a quarterly fee of $.875 per shareholder account (as defined) and $1.00 per shareholder account for dividends processed. The Company paid AEGON Realty Advisors $8,947, $9,578 and $10,281 in shareholder service fees for 1997, 1996, and 1995, respectively. AEGON Realty Advisors has subcontracted with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company, for delivery of these services.

The Company has purchased participations in promissory notes owned by various affiliates of AEGON Realty Advisors (see note
5). The Company received interest income from the participations of $46,933, $47,691, and $48,388 for 1997, 1996 and 1995,
respectively.

AEGON Realty Advisors is a wholly-owned subsidiary of AEGON USA, Inc. which, through AEGON Realty Advisors and various other wholly-owned subsidiaries, beneficially owns 584,567 shares of the Company, representing approximately 26% of the shares outstanding at December 31, 1997.

10.  Selected Quarterly Financial Data (Unaudited)

                                               Quarter Ended                          Year Ended
          Year                      3/31           6/30          9/30       12/31          12/31
          1997
Revenue                        $ 560,915        623,622       626,237     657,084      2,467,858
Net earnings                     124,207        182,421       181,052      12,506        500,186
Basic and diluted net
  earnings per share                 .06            .08           .08         .00            .22

          1996
Revenue                          582,292        544,903       557,005     532,826      2,217,026
Net earnings                     166,021        128,924       132,676     133,995        561,616
Basic and diluted net
  earnings per share                 .07            .06           .06         .06            .25

          1995
Revenue                          619,893        621,256       629,480     616,528      2,487,157
Net earnings                     184,870        171,659       205,710     207,382        769,621
Basic and diluted net
  earnings per share                 .08            .08           .09         .09            .34

11.  Subsequent Event

Cedar Bay Company, an affiliate of SKR Management Corp. (collectively, "SKR"), commenced a tender offer (the "Offer"), on January 12, 1998, to acquire all, but not less than a majority, of the outstanding shares of the Company for $7.00 per share in cash. The Offer is scheduled to expire at 12:00 Midnight, New York City time, on March 27, 1998, unless the Offer is extended. SKR has deposited $1,000,000 with the Company as an earnest money deposit, to be returned to SKR upon the successful completion of the Offer. Upon completion of the Offer, the current directors and officers of the Company will resign and new directors and officers will be appointed by SKR until the next annual meeting of shareholders. In addition, the agreements the Company has entered into with AEGON Realty Advisors and the Property Manager to provide administrative and advisory services and property management services, respectively, will terminate upon the completion of the Offer. It is anticipated the Company will enter into similar agreements with affiliates of SKR.



Report of Independent Auditors


The Board of Directors and Shareholders
Cedar Income Fund, Ltd.

We have audited the accompanying balance sheets of Cedar Income Fund, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Income Fund, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Ernst & Young LLP

Des Moines, Iowa
February 20, 1998


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

PATRICK E. FALCONIO, age 56, has served as Chairman of the Board and a Director of the Company since 1988. He is an Executive Vice President of AEGON USA, Inc. (insurance and financial services), Cedar Rapids, Iowa, where he has been employed since 1987. Mr. Falconio is a Director of AEGON USA Realty Advisors, Inc. and various other subsidiaries of AEGON USA, Inc. He is also Chairman of the Board of Trustees of USP Real Estate Investment Trust (real estate investment company) and a Director of Firstar Bank Cedar Rapids, N.A. (commercial bank).

EDWIN L. INGRAHAM, age 71, has served as a Director of the Company from inception to 1988, and again since 1991. He retired in 1988 as Executive Vice President, Treasurer and Chief Investment Officer of AEGON USA, Inc., where he had been employed since 1982. He is a Trustee of USP Real Estate Investment Trust (real estate investment company). Mr. Ingraham is a member of the Audit Committee.

ALEX A. MEYER, age 67, has served as a Director of the Company since its inception. He retired in 1992 as Senior Vice President of Amana Refrigeration, Inc., Amana, Iowa, a subsidiary of Raytheon Company (manufacturing), where he had been employed in various executive and marketing positions since 1956. He is a Director of the Toro Company (equipment manufacturing). Mr. Meyer is a member of the Audit Committee.

JAMES L. ROBERTS, age 55, has served as a Director of the Company since 1996. He is President and Chief Executive Officer of Perpetual Savings Bank, FSB (federal savings and loan corporation), Cedar Rapids, Iowa, where he has been employed since 1993. From 1990 to 1993, Mr. Roberts was Executive Vice President and Director of Corporate Finance for Kemper Securities, Inc.'s Eastern Region (brokerage firm). He is a Director of Perpetual Savings Bank, FSB. Mr. Roberts is a member of the Audit Committee.


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

DAVID L. BLANKENSHIP, age 47, has served as President of the Company since its inception. He has been employed by AEGON USA, Inc. since 1977 in various administrative and management positions related to real estate investment activities and is Chairman of the Board and President of AEGON USA Realty Advisors, Inc.

MAUREEN DEWALD, age 47, has served as Vice President and Secretary of the Company since its inception. She has been employed by AEGON USA, Inc. since 1983 as an attorney for real estate investment activities and is Senior Vice President, Secretary and General Counsel of AEGON USA Realty Advisors, Inc.

ALAN F. FLETCHER, age 48, has served as Vice President and Treasurer of the Company since its inception and as Assistant Secretary since 1987. He has been employed by AEGON USA, Inc. since 1981 in various financial and administrative positions related to investment activities and is Senior Vice President and Chief Financial Officer of AEGON USA Realty Advisors, Inc.

ROGER L. SCHULZ, age 36, has served as Controller and Assistant
Secretary of the Company since 1996. He has been employed by AEGON USA, Inc. since 1985 in real estate accounting and financial reporting activities and is Manager - Financial
Reporting for AEGON USA Realty Advisors, Inc.


Item 11.  Executive Compensation

The officers and Directors of the Company who are also affiliated with AEGON USA Realty Advisors, Inc. (see "Item 10. Directors and Executive Officers of the Registrant") receive no remuneration for their services to the Company other than reimbursement of travel and other expenses incurred in connection with their duties. During 1997, with the exception of Mr. Falconio, each Director received an annual fee of $5,000 plus $750 for each Board meeting attended. There is an additional fee of $500 for any special activity (property inspection, committee meeting, etc.) unless such activity coincides with a meeting of the Board of Directors. Mr. Falconio has waived all fees for his services as a Director so long as he continues to be affiliated with AEGON USA, Inc. (see "Item 10. Directors and Executive Officers of the Registrant"). Total fees paid to all Directors as a group were $21,000 for 1997. (See "Item 13. Certain Relationships and Related Transactions" for information regarding compensation to AEGON USA Realty Advisors, Inc.)


Item 12.  Security Ownership of Certain Beneficial Owners and
Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Shares of the Company as of March 3, 1998. Each such owner has sole voting and investment powers with respect to the Shares owned by it.

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


Security Ownership of Management

The following table sets forth the number of Shares of the Company beneficially owned as of March 3, 1998 by each Director, nominee, and officer and by all Directors, nominees and officers as a group (8 persons).

Name of                         Amount and Nature           Percent
Beneficial Owner            of Beneficial Ownership         of Class

Patrick E. Falconio(1)             584,567                   26.03%
Edwin L. Ingraham(2)                   300                    *
Alex A. Meyer(3)                       300                    *
James L. Roberts                         0                    *
David L. Blankenship(4)              1,052                    *
Maureen DeWald(5)                    2,892                    *
Alan F. Fletcher(6)                    500                    *
Roger L. Schulz(7)                     400                    *
Directors, nominees and
   officers as a group             590,011                   26.28%


(1)        Mr. Falconio may be deemed to be the beneficial owner
           of 584,567 Shares owned beneficially by AEGON USA, Inc. by reason of his position as Executive Vice President of AEGON
           USA, Inc. (see "Principal Shareholders" and "Information About
           the Nominees").   Mr. Falconio disclaims beneficial ownership
           of such Shares.
(2) Mr. Ingraham is the direct owner of 300 Shares held jointly with his wife and shares voting and investment powers with respect to such Shares.
(3) Mr. Meyer is the direct owner of 300 Shares for which he has sole voting and investment powers.
(4) Mr. Blankenship may be deemed to be the beneficial owner of 1,052 Shares held in an individual retirement account owned by his wife for which she has sole voting and investment powers through the custodian.
(5) Ms. DeWald is the direct owner of 2,892 Shares for which she has sole voting and investment powers.
(6) Mr. Fletcher is the direct owner of 200 Shares for which he has sole voting and investment powers and is the beneficial owner of 300 Shares held in an individual retirement account for which he has sole voting and investment powers through the custodian.
(7) Mr. Schulz is the direct owner of 400 Shares for which he has sole voting and investment powers.
  *Such holdings represent less than one percent of the outstanding Shares.


Item 13.  Certain Relationships and Related Transactions

The Company has no employees and has contracted with various subsidiaries of AEGON USA, Inc., to provide the Company with administrative, advisory, acquisition, divestiture, property management, leasing and shareholder services. A description of the relationships between AEGON USA, Inc. and its various subsidiaries and of such subsidiaries' agreements with the Company follows. The description of the agreements is qualified in its entirety by reference to the terms and provisions of such agreements. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management" for a description of the relationship between AEGON USA, Inc. and AEGON N.V.)

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

AEGON Advisors receives fees for its administrative and advisory services as follows: (a) a monthly base fee of 1/12 of 3/4 of 1% of the estimated current value of real estate plus 1/12 of 1/4 of 1% of the estimated current value of all assets of the Company other than real estate, and a subordinated incentive fee equal to 15% of the gain on property sold (as defined). No subordinated incentive fee is payable until cumulative cash distributions have been paid to shareholders representing the total proceeds raised by the Company in its initial public offering (less certain amounts) plus an annual 10% cumulative return on such amount.
The incentive fee is further limited to 15% of the remaining gain from the sale of the Company's assets after payment to shareholders of the original issue price plus an annual 6% cumulative return on the original issue price. Notwithstanding the foregoing, the combined base and incentive fees for any year cannot exceed the amount permitted by the limitation on operating expenses as provided in the Company's Articles of Incorporation, which limitation is the greater of 2% of the Company's average invested assets or 25% of its net income for such year. In addition, AEGON Advisors receives acquisition fees equal to 5% of the gross purchase price of property acquired and disposition fees equal to 3% of the gross sales price of property sold, subject to certain limitations. The Company paid AEGON Advisors $101,192 in administrative fees for 1997. No incentive, acquisition or disposition fees were paid in 1997.


Management Services

AEGON USA Realty Management, Inc. ("AEGON Management"), a wholly-owned subsidiary of AEGON Advisors, provides property management and leasing services to the Company pursuant to a Management Agreement. The term of the Management Agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel the Management Agreement upon 60 days written notice. Under the Management Agreement, AEGON Management is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting to the Company regarding property operations, and maintenance of insurance. All of the duties of AEGON Management are to be fulfilled at the Company's expense; provided, however, the Company is not required to reimburse AEGON Management for personnel expenses other than for on-site personnel at the properties managed. AEGON Management receives fees for its property management services as follows: a monthly management fee equal to 5% of the gross income from properties managed and leasing fees of up to 6% of the rent to be paid during the term of the lease procured. The Company paid AEGON Management $119,328 in management fees and $44,906 in leasing fees for 1997.



Shareholder Services

AEGON Advisors provides shareholder services to the Company pursuant to a Shareholder Services Agreement (the "Agreement"). Under the Agreement, AEGON Advisors is obligated to provide dividend disbursement, stock certificate preparation, recordkeeping and other shareholder services for which AEGON Advisors receives the following fees: a quarterly fee of $.375 per shareholder account based on the total number of active and inactive accounts, a quarterly fee of $.50 per shareholder account based on the number of active accounts, a fee of $1.00 per shareholder account for each dividend processed and such other compensation as from time to time agreed upon by the Company and AEGON Advisors. The Company paid AEGON Advisors $8,947 in shareholder service fees for 1997. AEGON Advisors has subcontracted for stock transfer and dividend disbursement services with Boston EquiServe, L.P., a subsidiary of State Street Bank and Trust Company.


Other

On September 20, 1993, the Company purchased from Life Investors Insurance Company of America, a wholly-owned subsidiary of AEGON USA, Inc., a $600,000 participation in a promissory note secured by a mortgage on real estate. The note matures in 2000 and the participation yields 8.25% to the Company. The Company received $9,554 in principal and $46,933 in interest from the mortgage participation in 1997.


Part IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a) List of Documents


1.  Financial Statements.

The following financial statements are included in Item 8:

Balance Sheets, December 31, 1997 and 1996.
Statements of Operations, Years Ended December 31, 1997, 1996,and 1995. Statements of Cash Flows, Years Ended December 31, 1997, 1996,and 1995. Statements of Shareholders' Equity, Years Ended December 31, 1997, 1996, and 1995.
Notes to Financial Statements.
Report of Independent Auditors.

2.  Financial Statement Schedules.

Financial Statement Schedules.  (Included in Notes to Financial Statements)

(III)  Schedule of Real Estate and Accumulated Depreciation.     Note 4
(IV)   Schedule of Mortgage Loans on Real Estate.                Note 7

All other schedules have been omitted because they are not required, or because the required information, where material, is included in the financial statements or accompanying notes.


3.Exhibits

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

  (10.3) Memorandum of Understanding, dated as of December 5, 1997, by and between Cedar
               Income Fund, Ltd. and SKR Management
               Corp., incorporated by reference to
               Exhibit No. 2.1 of the Company's Current
               Report on Form 8-K filed on December 8,
               1997, File No. 0-14510.

  (10.4)       Tender Agreement, dated as of December 5,
               1997, by and among SKR Management Corp.
               and certain stockholders listed therein
               of Cedar Income Fund, Ltd., incorporated by reference to Exhibit No. 2.3 of the Company's Current Report on Form 8-K filed on December 8, 1997, File No. 0-
               14510.

  (10.5)       Escrow Agreement, dated as of December
               5, 1997, by and among Cedar Income Fund,
               Ltd., SKR Management Corp. and American
               Title Company, incorporated by reference to Exhibit No. 2.2 of the Company's
               Current Report on Form 8-K filed on
               December 8, 1997, File No. 0-14510.

  (10.6)       Letter Agreement, dated as of February
               24, 1998, between Cedar Income Fund, Ltd.
               and Cedar Bay Company, incorporated
               herein by reference to Exhibit 9 to
               Amendment 1 to the Schedule 14D-9 filed
               on February 26, 1998.

(b) Reports on Form 8-K.

          The Company reported on a Form 8-K, dated
          December 8, 1997, that it entered into a Memorandum of Understanding with an unaffiliated entity.

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

CEDAR INCOME FUND, LTD.



/s/ Patrick E. Falconio             /s/ Alan F. Fletcher
    Patrick E. Falconio                 Alan F. Fletcher
    Chairman of the Board               Vice President and Treasurer
    (principal executive officer)       (principal financial officer)



/s/ Roger L. Schulz
    Roger L. Schulz
    Controller
    (principal accounting officer)


March 26, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.




/s/ Patrick E. Falconio          /s/ James L. Roberts
    Patrick E. Falconio              James L. Roberts
    Director                         Director



/s/ Edwin L. Ingraham            /s/ Alex A. Meyer
    Edwin L. Ingraham                Alex A. Meyer
    Director                         Director




March 26, 1998
                            EXHIBIT INDEX


Exhibit
 Item  Title or Description

(3) Articles of Incorporation dated September 14, 1989, incorporated herein by reference to Item 14(a)3, Exhibit (3) of Form 10-K for the year ended December
       31, 1989.

(3.1) Bylaws, as amended July 24, 1991, incorporated herein by reference to Item 14(a)3, Exhibit (3.1) of Form 10-
       K for the year ended December 31, 1991.

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

(10.3) Memorandum of Understanding, dated as of December 5,
       1997, by and between Cedar Income Fund, Ltd. and SKR Management Corp., incorporated by reference to Exhibit No. 2.1 of the Company's Current Report on Form 8-K filed on December 8, 1997, File No. 0-14510.

(10.4) Tender Agreement, dated as of December 5, 1997, by
       and among SKR Management Corp. and certain
       stockholders listed therein of Cedar Income Fund, Ltd., incorporated by reference to Exhibit No. 2.3 of the Company's Current Report on Form 8-K filed on
       December 8, 1997,   File No. 0-14510.

(10.5) Escrow Agreement, dated as of December 5, 1997, by and among Cedar Income Fund, Ltd., SKR Management Corp. and American Title Company, incorporated by reference to Exhibit No. 2.2 of the Company's Current Report on Form 8-K filed on December 8, 1997,
       File No. 0-14510.

(10.6) Letter Agreement, dated as of February 24, 1998, between Cedar Income Fund, Ltd. and Cedar Bay
       Company, incorporated herein by reference to Exhibit
       9 to Amendment 1 to the Schedule 14D-9 filed on February 26, 1998.

All Exhibit Items are omitted from this report, but a copy will be furnished upon payment of $13.00, representing a charge of fifty cents ($.50) per page, accompanying a written request to Roger L. Schulz, Controller, Cedar Income Fund, Ltd., 4333 Edgewood Road N.E., Cedar Rapids, Iowa 52499.