Form 10-Q
period 1998-03-31
CEDAR INCOME FUND LTD
filed 1998-05-13
CIK 761648

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549



                          FORM 10-Q



     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



   For the quarter ended March 31, 1998       Commission file number 0-14510




                 CEDAR  INCOME  FUND,  LTD.
   (Exact name of registrant as specified in its charter)



                  Iowa                                     42-1241468
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
     incorporation or organization)



  44 South Bayles Avenue, Suite 304, Port Washington, NY               11050
         (Address of principal executive offices)                   (Zip Code)


 Registrant's telephone number, including area code:  (516) 767-6492


      4333 Edgewood Road N.E., Cedar Rapids, IA, 52499
(Former name, address and fiscal year, if changed since last report)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares of common stock outstanding at May 13, 1998 was 2,245,411.

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements.

CEDAR INCOME FUND, Ltd.
Balance Sheets
(unaudited)

                                                                       March 31,                             December 31,
                                                             1998                    1997                         1997

ASSETS
  Real estate
    Land                                         $        4,126,044               4,126,044                    4,126,044
    Buildings and improvements                           14,636,843              14,494,516                   14,636,843
                                                         18,762,887              18,620,560                   18,762,887
    Less accumulated depreciation                        (4,338,715)             (3,867,371)                  (4,217,699)
                                                         14,424,172              14,753,189                   14,545,188
    Mortgage loan receivable                                  -                     571,678                      564,437
                                                         14,424,172              15,324,867                   15,109,625
  Cash and cash equivalents                               1,861,886                 529,293                      407,216
  Rent and other receivables                                219,211                 102,308                      130,615
  Interest receivable                                         -                       3,930                        3,881
  Prepaid expenses                                          107,017                  71,915                      109,624
  Deferred lease commissions                                169,076                 176,573                      164,826
  Taxes held in escrow                                       24,889                  30,252                       15,896

  Total Assets                                   $       16,806,251              16,239,138                   15,941,683


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
  Mortgage loan payable                          $        1,394,104               1,417,885                    1,400,259
  Accounts payable and accrued expenses                     140,230                 184,006                      162,320
  Due to affiliates                                            -                      2,976                       62,570
  Escrow payable                                          1,000,000                    -                            -
  Security deposits                                          81,255                  86,415                       80,085
  Advance rents                                              12,375                  23,110                        9,347
  Total Liabilities                                       2,627,964               1,714,392                    1,714,581

Shareholders' Equity
  Common stock, $1 par value,
    5,020,000 shares authorized                           2,245,411               2,245,411                    2,245,411
  Additional paid-in capital                             11,932,876              12,279,335                   11,981,691
  Total Shareholders' Equity                             14,178,287              14,524,746                   14,227,102

  Total Liabilities and Shareholders' Equity     $       16,806,251              16,239,138                   15,941,683


Cedar Income Fund, Ltd.
Statements of Operations
(Unaudited)

                                                                 Three Months Ended
                                                                      March 31,
                                                             1998                  1997
REVENUE
  Rents                                               $     639,038              539,619
  Interest                                                   31,286               21,296
Total Revenue                                               670,324              560,915

EXPENSES
Property expenses:
  Real estate taxes                                          59,609               64,423
  Wages and salaries                                            -                  5,148
  Repairs and maintenance                                    71,459               75,535
  Utilities                                                  35,666               31,811
  Management fee                                             31,952               26,981
  Insurance                                                   4,909                4,913
  Other                                                      21,488               25,103
Property expenses, excluding depreciation                   225,083              233,914
  Depreciation                                              121,016              112,359
Total property expenses                                     346,099              346,273
Interest                                                     33,687               34,237
Administrative fees                                          25,776               25,353
Directors' fees and expenses                                 21,005               11,865
Other administrative                                         68,031               18,980
Total Expenses                                              494,598              436,708

Net earnings                                          $     175,726              124,207

Basic and diluted net earnings per share              $         .08                  .06

Dividends to shareholders                             $     224,541              224,541

Dividends to shareholders per share                   $         .10                  .10

Average number of shares outstanding                      2,245,411            2,245,411

CEDAR INCOME FUND, Ltd.
Statements of Cash Flows
(unaudited)

                                                                    Three Months Ended
                                                                          March 31,
                                                                 1998                1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                        $      633,177            540,787
  Interest received                                              35,167             21,312
  Payments for operating expenses                              (515,814)          (304,059)
  Interest paid                                                 (32,771)           (33,320)
    Net cash provided by operating activities                   119,759            224,720

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                             -              (157,658)
  Principal portion of scheduled
    mortgage loan collections                                     2,517              2,313
  Principal repayment on mortgage loan receivable               561,920                -
  Security deposits collected, net                                1,170             19,760
    Net cash provided (used) by investing activities            565,607           (135,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion of scheduled
    mortgage loan payments                                       (6,155)            (5,607)
  Escrow funds received                                       1,000,000                -
  Dividends paid to shareholders                               (224,541)          (224,541)
    Net cash provided (used) by financing activities            769,304           (230,148)

Net increase (decrease) in cash and cash equivalents          1,454,670           (141,013)
Cash and cash equivalents at beginning of period                407,216            670,306
Cash and cash equivalents at end of period               $    1,861,886            529,293

RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                             $      175,726            124,207
Add (deduct) reconciling adjustments:
  Depreciation                                                  121,016            112,359
  Amortization                                                      916                916
  Increase in rent and other receivables                        (97,589)           (19,450)
  Decrease in interest receivable                                 3,881                 16
  Decrease in prepaid expenses                                    1,691             11,927
  Increase in deferred lease commissions                         (4,250)           (60,425)
  Increase  (decrease) in operating accounts payable
    and accrued expenses                                        (22,090)            80,669
  Decrease in due to affiliates                                 (62,570)           (33,562)
  Increase in advance rents                                       3,028              8,063
Net cash provided by operating activities                $      119,759            224,720

NOTES TO FINANCIAL STATEMENTS

Note 1: The unaudited interim financial statements are prepared in accordance with generally accepted accounting principles and include all adjustments of a normal recurring nature necessary for a fair presentation of the financial position and quarterly results. Interim reports should be read in conjunction with the audited financial statements and related notes included in the 1997 Annual Report on Form 10-K.


Note 2:   Shareholders' equity, December 31, 1997  $   14,227,102
              Net earnings                                175,726
              Dividends to shareholders                  (224,541)
          Shareholders' equity, March 31, 1998     $   14,178,287


Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Net earnings for the three months ended March 31, 1998 were $175,726 ($.08 per share) compared to $124,207 ($.06 per share) for the same period in 1997. (All per share amounts are on a basic and diluted basis.) Net earnings were higher in the first quarter of 1998, compared to 1997, primarily due to an increase in rental income, partially offset by an increase in other administrative expenses.

Rental income for the first quarter of 1998 was $639,038 compared to $539,619 for the first quarter in 1997, an increase of 18%. Rental income at Southpoint Parkway Center in Jacksonville, Florida increased by $57,000 due to higher occupancy resulting from an existing tenant leasing an additional 17,116 square feet. Rental income also increased at Corporate Center East in Bloomington, Illinois by $40,000 due to higher occupancy as a result of the Company's success in achieving occupancy of 100%. Rental income at Broadbent Business Center in Salt Lake City, Utah and Germantown Square in Louisville, Kentucky were relatively unchanged from the prior year. The Company's real estate portfolio had an overall occupancy rate of 98% at March 31, 1998.

Total property expenses, excluding depreciation, decreased from 43% of rental income in 1997 to 35% in 1998. Wages and salaries decreased by $5,000 due to the reduction of property management personnel at Broadbent. Utilities increased by $4,000 in 1998, an increase of 12%, due to an increase in occupancy at Southpoint. Management fees increased by $5,000 in 1998, an increase of 18%, corresponding to the 18% increase in rental income.

Directors' fees and expenses increased by $9,000 due to an increase in coverage for directors and officers insurance and an increase in the annual premium. Other administrative expenses increased by $49,000 due to legal fees and mailing costs incurred in connection with the completion of the tender offer for all Cedar shares.

Capital resources of the Company consist of equity in real estate investments. In March 1998, Life Investors Insurance Company of America exercised its right to repurchase the entire mortgage receivable balance from the Company. As a result, the Company invested the proceeds in the Company's money market fund. The Company maintains its real estate in good condition and provides adequate insurance coverage.
The Company's liquidity at March 31, 1998 is represented by cash and cash equivalents and cash flow from operating activities. This liquidity is considered sufficient to meet current obligations.

The Board of Directors declared a dividend of $.10 per share, payable May 20, 1998 to shareholders of record May
10, 1998. The Board of Directors will continue to consider leasing prospects, operating results and the financial condition of the Company in determining future dividends.


PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of 1998.



SIGNATURE

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             CEDAR INCOME FUND, LTD.





                             /s/ Brenda J. Walker
                             Brenda J. Walker
                             Vice President
                             (principal financial officer)

Dated:  May 13, 1998