Form 10-Q
period 1998-06-30
CEDAR INCOME FUND LTD
filed 1998-08-14
CIK 761648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended             JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

                        Commission File Number 000-14510

                             CEDAR INCOME FUND, LTD.
             (Exact Name of Registrant as Specified in its Charter)

                                    MARYLAND
         (State or Other Jurisdiction of Incorporation or Organization)

                                   11-3440062
                      (I.R.S. Employer Identification No.)

44 South Bayles Avenue, Suite 304, Port Washington, New York            10050
(Address of Principal Executive Offices)                                (Zip)

Registrant's Telephone No., including Area Code            (516) 767-6492

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

         Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes     X     No _______.

         As of August 10, 1998, 542,111 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                             CEDAR INCOME FUND, LTD.
                                QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                TABLE OF CONTENTS

INDEX                                                                    PAGE

PART I.              FINANCIAL INFORMATION.

Item 1.              Financial Statements (Unaudited).

                     Consolidated Balance Sheets of Cedar Income
                     Fund, Ltd. as of June 30, 1998 and December
                     31, 1997.                                            1

                     Consolidated Statements of Operations of Cedar
                     Income Fund, Ltd. for the Three and Six
                     Months Ended June 30, 1998 and 1997.                 2

                     Consolidated Statements of Cash Flows of Cedar
                     Income Fund, Ltd. for the Six Months Ended
                     June 30, 1998 and 1997.                              3

                     Notes to the Consolidated Financial Statements
                     of Cedar Income  Fund, Ltd.                          4

Item 2.              Management's Discussion and Analysis of
                     Financial Condition and  Results of Operations.      8

PART II.             OTHER INFORMATION

Item 4.              Submission of Matters to a Vote of Securities       10
                     Holders.

Item 6.              Exhibits and Reports on Form 8-K.                   11

SIGNATURES                                                               11

INDEX TO EXHIBITS                                                        12

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                                              CEDAR INCOME FUND, LTD.
                                            CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,            December 31,
                                                                                   1998                1997
                                                                               (Unaudited)
                                                                             --------------------------------------
ASSETS:
Real estate:
 Land                                                                         $4,146,572          $ 4,126,044
 Buildings and improvements                                                   14,717,257           14,636,843
                                                                           ---------------------------------------
 Less accumulated depreciation                                                18,863,829           18,762,887
                                                                              (4,457,543)          (4,217,699)
                                                                          ----------------------------------------
                                                                              14,406,286          14,545,188
 Mortgage note receivable                                                        ---                 564,437
                                                                           ----------------------------------------

 Cash and cash equivalents                                                    14,406,286         15,109,625
 Rent and other receivable                                                       932,201            407,216
 Interest receivable                                                              75,609            130,615

 Prepaid expenses                                                              ---------              3,881
                                                                                 141,160            109,624
Deferred lease commissions                                                       159,901            164,826
   Taxes held in escrow                                                           39,823             15,891
                                                                           ----------------------------------------
   Total assets                                                              $15,754,980        $15,941,683
                                                                           ========================================
LIABILITIES AND STOCKHOLDERS' EQUITY:
LIABILITIES:
   Mortgage loan payable                                                    $ 1,387,803         $1,400,259
   Accounts payable and accrued expenses                                        246,350            162,320
   Escrow payable                                                                32,497          ---------
   Amounts due to affiliates                                                      4,543             62,570
   Security deposits                                                             82,006             80,085
   Advance rents                                                                 27,347              9,347
                                                                           ----------------------------------------
   Total liabilities                                                          1,780,546          1,714,581
                                                                           ----------------------------------------
   Limited Partner's minority interest in
   consolidated Operating  Partnership                                       10,056,942          ---------

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.01 par value, 5,000,000 and 0 shares
      authorized, none issued or outstanding                                 -----------         ----------
   Common Stock, $.01 and $1.00 par value, 50,000,000 and 5,020,000             542,111          2,245,411
      shares authorized, 542,111 and
      2,245,411 shares issued and
      outstanding, respectively
   Additional paid in capital                                                 3,375,381         11,981,691
                                                                           ----------------------------------------
   Total stockholders' equity                                                 3,917,492         14,227,102
                                                                           ----------------------------------------
   Total liabilities and stockholders' equity                               $15,754,980        $15,941,683
                                                                           ========================================
   SEE ACCOMPANYING NOTES.


                             CEDAR INCOME FUND, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               Three Months Ended                      Six Months Ended
                                                                   June 30,                                 June 30,
                                                           1998                1997               1998                 1997
                                                   ---------------------------------------------------------------------------------
Revenues:
   Rental income                                       $    632,324      $    603,699        $  1,272,394         $  1,142,318
   Interest income                                           10,922            19,923              42,208               41,219
                                                   ---------------------------------------------------------------------------------
   Total Revenues                                           643,246           623,622           1,314,602            1,184,537
                                                   ---------------------------------------------------------------------------------
   Expenses:
   Property expenses:
     Wages and salaries                                 ---------               5,436             --------              10,154
     Real estate taxes                                      59,609             64,070             119,218              128,493
     Repairs and maintenance                                46,887             87,338             118,346              162,873
     Utilities                                              36,101             35,735              71,766               67,546
     Management fee                                         31,758             30,185              63,710               57,166
     Insurance                                               3,504              4,835               8,413                9,748
     Other                                                  25,342             26,621              26,621               51,724
                                                   ---------------------------------------------------------------------------------
       Property expenses,
       excluding depreciation                              203,201            254,220             430,231              488,134
        Depreciation                                       118,826            105,575             239,844              217,934
                                                   ---------------------------------------------------------------------------------
       Total property expenses                             322,027            359,795             670,075              706,068
                                                   ---------------------------------------------------------------------------------
       Interest                                             32,625             34,103              65,396               68,340
       Administrative fees                                  24,468             25,266              50,244               50,619
       Directors' fees and
       expenses                                             12,733             10,034              33,738               21,899
       Other administrative expenses                       230,707             12,003             289,739               30,983
                                                   ---------------------------------------------------------------------------------
Total expenses                                             622,560            441,201           1,118,192              877,909
                                                   ---------------------------------------------------------------------------------
   Net income                                         $     20,686       $    182,421         $   196,410            $ 306,628
                                                   =================================================================================

Net income per share                                  $       0.01       $       0.08         $      0.09            $    0.14
                                                   =================================================================================

Dividends to stockholders                             $    224,541       $    224,541         $   449,082            $ 449,082
                                                   =================================================================================

Dividends to stockholders per share                   $       0.10       $       0.10         $      0.20          $    0.20
                                                   =================================================================================

Average number of shares outstanding                     2,245,411          2,245,411           2,245,411          2,245,411
                                                   ==================     ================     ==============       =============

SEE ACCOMPANYING NOTES.


                             CEDAR INCOME FUND, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   SIX              Six
                                                                                  MONTHS           Months
                                                                                  ENDED            Ended
                                                                                 JUNE 30,         June 30,
                                                                                   1998             1997
                                                                            ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Rents collected                                                               $1,368,054        $1,158,002
  Interest received                                                                 42,208            41,251
  Payments for operating expenses                                                 (823,599)         (601,774)
  Interest paid                                                                    (63,396)          (66,507)
                                                                                -------------     ------------
    Net cash provided by operating activities                                      521,267           530,972
                                                                                -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                            (100,951)         (298,001)
  Principal portion of scheduled mortgage loan collections                           2,517             4,676
  Principal repayment on mortgage loan receivable                                  561,920           ---------
  Security deposits collected, net                                                   1,770            15,825
                                                                                -------------     ------------
    Net cash provided by (used in) by investing activities                         465,256          (277,500)
                                                                                -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal portion of scheduled mortgage loan payments                            (12,456)          (11,345)
  Dividends paid to stockholders                                                  (449,082)         (449,082)
  Net cash provided by (used in) financing activities                             (461,538)         (460,427)
                                                                                -------------     ------------

Net increase (decrease) in cash and cash equivalents                               524,985          (206,955)
Cash and cash equivalents at beginning of period                                   407,216           670,306
Cash and cash equivalents at end of period                                        $932,201          $463,351
                                                                                =============    ============
RECONCILIATION OF NET EARNINGS TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
Net earnings                                                                      $196,410         $306,628
Add (deduct) reconciling adjustments:
  Depreciation                                                                     239,844          217,934
  Amortization                                                                       1,834            1,833
  Increase (decrease) in rent and other receivables                                 54,706          (16,075)
  Decrease in interest receivable                                                    3,881               32
  Decrease (increase) in prepaid expenses                                          (56,983)           8,500
  Increase (decrease) in deferred lease commissions                                  4,925          (59,271)
  Increase in operating accounts payable and accrued expenses                      116,677           73,220
  Decrease in amounts due to affiliates                                            (58,027)          (4,907)
  Increase in advance rents                                                         18,000            3,078
                                                                                -------------     ------------
Net cash provided by operating activities                                       $  521,267          530,972
                                                                                =============     =============

SEE ACCOMPANYING NOTES.

                          Cedar Income Fund, Ltd. Notes
                            to Consolidated Financial
                             Statements (Unaudited)

1. REORGANIZATION OF THE COMPANY

Pursuant to a Memorandum of Understanding dated as of December 5, 1997 (the "Memorandum of Understanding"), between Cedar Income Fund, Ltd., an Iowa corporation ("Old Cedar"), and SKR Management Corp. ("SKR"), Cedar Bay Company ("Cedar Bay"), an affiliate of SKR, purchased 1,893,038.335 shares of Old Cedar's outstanding Common Stock, $1.00 par value per share ("Old Common Stock"), on April 2, 1998 through a tender offer (the "Tender Offer") for a purchase price of $7.00 per share in cash.

On June 26, 1998, Old Cedar merged (the "Merger") with and into Cedar Income Fund, Ltd., a newly-formed Maryland corporation and a wholly-owned subsidiary of Old Cedar ("New Cedar"). Immediately thereafter, New Cedar assigned substantially all of its assets and liabilities to a newly-formed Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"), in exchange for an aggregate of 2,245,411 units of the Operating Partnership ("Units"), which constituted the sole general partner interest and all of the limited partnership interests in the Operating Partnership. Immediately after such assignment, Cedar Bay exchanged 1,703,300 shares of New Cedar's Common Stock, $.01 par value per share ("New Common Stock"), for 1,703,300 limited partner Units in the Operating Partnership owned by New Cedar. The shares of New Common Stock were cancelled upon their exchange by Cedar Bay. Following these transactions, Cedar Bay owned 189,737 shares of New Common Stock, aggregating approximately 35% of the issued and outstanding shares of New Common Stock.

As used herein, the term "Company" refers to Old Cedar prior to the Merger and New Cedar subsequent to the Merger and the term "Common Stock" refers to Old Common Stock prior to the Merger and New Common Stock subsequent to the Merger.

As of June 30, 1998, the Company owned and operated three office properties aggregating approximately 224,000 square feet located in Jacksonville, Florida, Salt Lake City, Utah and Bloomington, Illinois and a 50% undivided interest in a 74,000 square foot retail property located in Louisville, Kentucky.

In March 1998, Life Investors Insurance Company of America, an affiliate of the Company's former management company and advisor, exercised its right to repurchase the mortgage receivable balance from the Company. The Company invested the proceeds of this sale of the mortgage receivable balance in the Company's money market fund.

2. BASIS OF PRESENTATION

The accompanying interim financial statements have been prepared by the Company's management in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the interim financial statements presented herein reflect all adjustments of a normal and recurring nature which are necessary to fairly state the interim financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of June 30, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

Since the Company owns the sole general partner interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of June 30, 1998.

The minority interest as of June 30, 1998 (currently owned entirely by Cedar
Bay) represents approximately a 76% limited partner interest in the equity of the Operating Partnership.

The Company intends to continue to qualify as a real estate investment trust ("REIT") under Sections 856 through 869 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company will not generally be subject to Federal corporate income taxes as long as it satisfies certain technical requirements of the Code relating to composition of its income and assets and certain requirements relating to distributions of taxable income to stockholders.

3. MORTGAGE NOTES PAYABLE

As of June 30, 1998, the Company had one fixed-rate mortgage loan obligation which had a principal amount of $1,387,803 and which will mature on November 1, 2002. The loan is collateralized by the office property located in Salt Lake City, Utah has an interest rate per annum of 9.375% and requires annual principal and interest payments of $155,704.

4. STOCKHOLDERS' EQUITY

Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4. STOCKHOLDERS' EQUITY (CONTINUED)

The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. As of June 30, 1998, 500,000 of the Company's authorized shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of June 30, 1998, no options have been granted under the Plan.

5.    RELATED PARTY TRANSACTIONS

Pursuant to the Memorandum of Understanding (discussed in Note 1), the Company terminated the Administrative and Advisory Agreement between the Company and AEGON USA Realty Advisors, Inc., and the Management Agreement between the Company and AEGON USA Realty Management, Inc. effective upon the consummation of the Tender Offer.

The Company entered into an Administrative and Advisory Agreement (the "Advisory Agreement") with Cedar Bay Realty Advisors, Inc. ("Cedar Bay Realty") to provide the Company with administrative, advisory, acquisition, divestiture, property management, leasing and stockholder services. Cedar Bay Realty is wholly-owned by Leo S. Ullman who is Chairman of the Board of Directors and President of the Company. The term of the Advisory Agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel the Advisory Agreement upon 60 days written notice. Cedar Bay Realty receives fees for its administrative and advisory services as follows: (a) an administrative and advisory fee equal to 3/4 of 1% of the estimated current value of real estate assets of the Company, plus 1/4 of 1% of the estimated current value of all other assets of the Company; (b) an acquisition fee equal to 5% of the gross purchase price of any real property acquired during the term of the Advisory Agreement subject to a maximum amount as defined; and (c) a disposition fee equal to 3% of the gross sales price, as defined, of any real property disposed of during the term of the Advisory Agreement; provided that no disposition fee shall be paid unless and until the stockholders have received certain distributions from the Company. In addition, Cedar Bay Realty may receive one-half of the brokerage commission on such a disposition but only up to 3% of the price actually paid for the property, subject to certain limitations. Furthermore, if the Advisory Agreement is terminated prior to the liquidation of the Company, Cedar Bay Realty will be entitled to payment for dispositions, as defined.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

5. RELATED PARTY TRANSACTION (CONTINUED)

The Company entered into a Management Agreement (the "Management Agreement") with Brentway Management LLC ("Brentway") to provide the Company with property management and leasing services. Brentway is owned by Leo S. Ullman and Brenda
J. Walker who is Vice President and Treasurer of the Company. The term of the Management Agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel the Management Agreement upon 60 days written notice. Brentway receives fees for its property management services as follows: a management fee equal to 5% of the gross income from properties managed and leasing fees of up to 6% of the rent to be paid during the term of the lease procured. Brentway provides similar services for other properties owned by partnerships in which Mr. Ullman has interests.

On June 1, 1998, the Company entered into a Financial Advisory Agreement (the "BVC Agreement") with B.V. Capital Markets, Inc. ("BVC") of which Jean-Bernard Wurm, a director of the Company, serves as a director. Pursuant to the BVC Agreement, BVC has agreed to perform the following services as financial advisor to the Company: (a) advise on acquisition financing and/or line of credit for future acquisitions; (b) advise on acquisitions of United States real property interests and the consideration to be paid therefor; (c) advise on private placements of the shares of the Company; (d) assist the Board of Directors in developing suitable investment parameters for the Company; (e) develop and maintain contacts on behalf of the Company with institutions with substantial interests in real estate and capital markets; (f) advise the Board with respect to additional private or public offerings of equity securities of the Company;
(g) review certain financial policy matters with consultants, accountants, lenders, attorneys and other agents of the Company; and (h) prepare periodic reports of its performance of the foregoing services. As compensation for the foregoing services, the Company is required to pay BVC: (i) .25% of the Company's net asset value, less any indebtedness affecting such net value, but in any event, not less than $100,000 per year; (ii) a one-time payment of 1.5% of 90% of the agreed value of properties contributed to the Company or its affiliates by persons introduced to the Company by BVC; and (iii) upon the Company becoming self-administered, a one-time payment equal to five times the annual fee income attributable to fee receipts from clients or contacts of BVC that have contributed property to the Company. The term of the BVC Agreement is for a period of one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel at the end of any year upon 60 days written notice.

6. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Exchange of limited partner interests in the Operating Partnership held by the Company for Common Stock of the Company held by Cedar Bay and cancellation of exchanged shares:

Common Stock                                            1,703,300
Capital in excess of                                   $8,353,642
par value

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements of Cedar Income Fund, Ltd. (the "Company") and related notes thereto.

OVERVIEW AND BACKGROUND

The Company operates as an equity-based real estate investment trust. It is managed and advised by two entities that are affiliates of Leo S. Ullman, the Chairman of the Board of Directors and President of the Company.

On June 26, 1998, Cedar Income Fund, Ltd., an Iowa corporation ("Old Cedar"), merged (the "Merger") with and into Cedar Income Fund, Ltd., a newly-formed Maryland corporation and a wholly-owned subsidiary of Old Cedar ("New Cedar"). Immediately thereafter, New Cedar assigned substantially all of its assets and liabilities to a newly-formed Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership") in exchange for an aggregate of 2,245,411 units of the Operating Partnership ("Units"), which constituted the sole general partner interest and all of the limited partnership interests in the Operating Partnership. Immediately after such assignment, Cedar Bay exchanged 1,703,300 shares of New Cedar's Common Stock, $.01 par value per share ("New Common Stock"), for 1,703,300 limited partner Units in the Operating Partnership owned by New Cedar. The shares of New Common Stock were cancelled upon their exchange by Cedar Bay. Following these transactions, Cedar Bay owned 189,737 shares of New Common Stock, aggregating approximately 35% of the issued and outstanding shares of New Common Stock.

The Company has no employees and has contracted with Cedar Bay Realty Advisors, Inc. ("Cedar Bay Realty") to provide the Company with administrative, advisory, acquisition, divestiture, property management, leasing and stockholder services pursuant to an Administrative and Advisory Agreement. Brentway Management LLC ("Brentway") provides property management and leasing services to the Company pursuant to a Management Agreement. The Company has also entered into a Financial Advisory Agreement with BVC Capital Markets, Inc. ("BVC") pursuant to which BVC will perform certain services as a financial advisor to the Company.

As of June 30, 1998, the Company owned and operated (i) three office properties:
Southpoint Parkway Center, located in Jacksonville, Florida; Broadbent Business Center, located in Salt Lake City, Utah; and Corporate Center East, located in Bloomington, Illinois; and (ii) a 50% undivided interest in a retail property, Germantown Square Shopping Center, located in Louisville, Kentucky.

RESULTS OF OPERATIONS

Net income for the three months and six months ended June 30, 1998 were $20,686 ($.01 per share) and $196,410 ($.09 per share) compared to $182,421 ($.08 per share) and $306,628 ($.14 per share), respectively, for the same periods in 1997. (All per share amounts are on a fully diluted basis.)

Cash from operations (net income plus depreciation) for the three months and six months ended June 30, 1998 were $139,512 and $436,254 compared to $287,996 and $524,562 for the same periods a year ago. Net income and cash from operations were significantly lower in the second quarter of 1998, compared to 1997, primarily due to an increase in other administrative expenses as a result of the Company's reorganization: changing its domicile to Maryland from Iowa, creating the Operating Partnership and transferring substantially all of the assets of the Company to the Operating Partnership.

Rental income for the three months and six months ended June 30, 1998 was $632,324 and $1,272,394, compared to $603,699 and $1,142,318 for the same periods in 1997, an increase of 4.7% and 11.4%, respectively. The increase in rental income is primarily due to the lease of vacant space at Corporate Center East in 1997 and increased base rent from a large tenant in Southpoint Parkway Center in 1997.

Total property expenses, excluding depreciation, for the three months and six months ended June 30, 1998 decreased to 32% and 34% of rental income from 42% and 43% of rental income, respectively, for the same periods in 1997. For the three months and six months ended June 30, 1998, repairs and maintenance decreased $40,000 and $44,500 over the same periods in 1997, primarily due to reduced costs at Broadbent Business Center and Corporate Center East.

LIQUIDITY AND CAPITAL RESOURCES

In March 1998, Life Investors Insurance Company of America, an affiliate of the Company's former management company and advisor, exercised its right to repurchase the mortgage receivable balance from the Company. The Company invested the proceeds of this sale of the mortgage receivable balance in the Company's money market fund.

The Company's liquidity at June 30, 1998 represented by cash and cash equivalents was $932,201 compared to $407,216 at December 31, 1997, an increase of $524,985. Cash flow from operating activities, for the six month period ended June 30, 1998 was $521,267 compared with $530,972 over the same period in 1997, a decrease of $9,705. The Company considers this liquidity sufficient to meet current operating needs, including dividend requirements.

The Company is seeking line of credit and equity capital to be used for future growth and acquisitions. There is no assurance that these will be obtained.

INFLATION

Low to moderate levels of inflation during the past few years have favorably impacted the Company's operations by stabilizing operating expenses. At the same time, low inflation has the indirect effect of reducing the Company's ability to increase tenant rents. Many of the leases of the Company's properties include provisions requiring the tenants to reimburse the Company for the amounts spent by the Company on property operating expenses and other provisions the result of which is to minimize the effect of inflation.

YEAR 2000 ISSUE

Although the Company does not employ any computer systems in its business, Cedar Bay Realty, the Company's advisor, and Brentway, the Company's property manager, do employ computer systems in managing the Company's business. The Company could be adversely affected if the computer systems used by Cedar Bay Realty, Brentway or other service providers do not properly process and calculate date related information from and after January 1, 2000. Cedar Bay Realty and Brentway have advised the Company that they are taking steps which they believe are reasonably designed to address this issue with respect to computer systems that they use. These steps include an upgrade of their computer software to a version that will properly process and calculate date related information from and after January 1, 2000. In addition, Cedar Bay Realty and Brentway have advised the Company that they will endeavor to obtain reasonable assurances that comparable steps are being taken by the Company's other major service providers. Cedar Bay Realty and Brentway have informed the Company that they currently anticipate the upgrade of their computer software prior to January 1, 1999. While the Company believes that the planning efforts of Cedar Bay Realty and Brentway are adequate to address the Company's Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material effect on the Company. The cost of Cedar Bay Realty and Brentway's Year 2000 initiatives will be borne entirely by Cedar Bay and Brentway, respectively, and not by the Company.


PART II.  OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         The Company held its Annual Meeting of Stockholders on June 25, 1998, at which the following matters were voted upon:

         1.       Approval of change in state of incorporation.
         2.       Approval of transfer of assets to the Operating
                  Partnership.
         3. Election of five directors, divided and classified into three classes.
         4. Approval of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1998.
         5.       Approval of 1998 Stock Option Plan.

         The results of the meeting were as follows:

                      FOR                    AGAINST                  ABSTAIN
                      ---                    -------                  -------
Proposal 1        1,914,190.571             1,212.312               2,784.00
Proposal 2        1,914,190.571             1,412.312               2,584.00

Proposal 4        1,970,162.571               512.312               1,762.00
Proposal 5        1,914,390.571             1,412.312               2,384.00

         The results with respect to the election of directors were as follows:

                                             FOR           WITHHELD AUTHORITY
                                             ---           ------------------
Leo S. Ullman                            1,971,102.571         1,334.312
J.A.M.H. der Kinderen                    1,971,102.571         1,334.312
Everett B Miller III                     1,971,102.571         1,334.312
Brenda J. Walker                         1,971,102.571         1,334.312
Jean-Bernard Wurm                        1,971,102.571         1,334.312


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS

         Exhibit 3(i) Articles of Incorporation

         Exhibit 3(ii) By-laws (Incorporated by
         Reference to Appendix D to the Registrant's
         Definitive Schedule 14A filed on June 9, 1998)

         Exhibit 10.1 Administrative and Advisory Agreement

         Exhibit 10.2 Management Agreement

         Exhibit 10.3 Financial Advisory Agreement

         Exhibit 27 Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CEDAR INCOME FUND, LTD.


Date:    August 14, 1998               By: /s/ Brenda J. Walker
                                           -----------------------------
                                           Brenda J. Walker
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

                             CEDAR INCOME FUND, LTD.

                                INDEX TO EXHIBITS

                                                              SEQUENTIALLY
EXHIBIT                                                       NUMBERED
NUMBER                    DESCRIPTION                         PAGE
--------                  ------------                        -------------

   3(i)            Articles of Incorporation                     13

   10.1            Administrative and Advisory Agreement         27

   10.2            Management Agreement                          36

   10.3            Financial Advisory Agreement                  46

   27              Financial Data Schedule                       57