Form 10-Q/A
period 1998-06-30
CEDAR INCOME FUND LTD
filed 1998-08-28
CIK 761648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

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
                                                                           ========================================
   SEE ACCOMPANYING NOTES.


                             CEDAR INCOME FUND, LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                               Three Months Ended                      Six Months Ended
                                                                   June 30,                                 June 30,
                                                           1998                1997               1998                 1997
                                                   ---------------------------------------------------------------------------------
Revenues:
   Rental income                                       $    632,324      $    603,699        $  1,272,394         $  1,142,318
   Interest income                                           10,922            19,923              42,208               41,219
                                                   ---------------------------------------------------------------------------------
   Total Revenues                                           643,246           623,622           1,314,602            1,184,537
                                                   ---------------------------------------------------------------------------------
   Expenses:
   Property expenses:
     Wages and salaries                                 ---------               5,436             --------              10,154
     Real estate taxes                                      59,609             64,070             119,218              128,493
     Repairs and maintenance                                46,887             87,338             118,346              162,873
     Utilities                                              36,101             35,735              71,766               67,546
     Management fee                                         31,758             30,185              63,710               57,166
     Insurance                                               3,504              4,835               8,413                9,748
     Other                                                  25,342             26,621              48,778               51,724
                                                   ---------------------------------------------------------------------------------
       Property expenses,
       excluding depreciation                              203,201            254,220             430,231              488,134
        Depreciation                                       118,826            105,575             239,844              217,934
                                                   ---------------------------------------------------------------------------------
       Total property expenses                             322,027            359,795             670,075              706,068
                                                   ---------------------------------------------------------------------------------
       Interest                                             32,625             34,103              65,396               68,340
       Administrative fees                                  24,468             25,266              50,244               50,619
       Directors' fees and
       expenses                                             12,733             10,034              33,738               21,899
       Other administrative expenses                       230,707             12,003             298,739               30,983
                                                   ---------------------------------------------------------------------------------
Total expenses                                             622,560            441,201           1,118,192              877,909
                                                   ---------------------------------------------------------------------------------
   Net income                                         $     20,686       $    182,421         $   196,410            $ 306,628
                                                   =================================================================================

Net income per share                                  $       0.01       $       0.08         $      0.09            $    0.14
                                                   =================================================================================

Dividends to stockholders                             $    224,541       $    224,541         $   449,082            $ 449,082
                                                   =================================================================================

Dividends to stockholders per share                   $       0.10       $       0.10         $      0.20          $    0.20
                                                   =================================================================================

Average number of shares outstanding                     2,245,411          2,245,411           2,245,411          2,245,411
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

(A)      EXHIBITS*

         Exhibit 3(i) Articles of Incorporation

         Exhibit 3(ii) By-laws (Incorporated by
         Reference to Appendix D to the Registrant's
         Definitive Schedule 14A filed on June 9, 1998)

         Exhibit 10.1 Administrative and Advisory Agreement

         Exhibit 10.2 Management Agreement

         Exhibit 10.3 Financial Advisory Agreement

         Exhibit 27 Financial Data Schedule


----------------------
* Exhibits filed previously with the registrant's current report on Form 10-Q for the three months ended June 30, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CEDAR INCOME FUND, LTD.


Date:    August 28, 1998               By: /s/ Brenda J. Walker
                                           -----------------------------
                                           Brenda J. Walker
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

                             CEDAR INCOME FUND, LTD.

                                INDEX TO EXHIBITS*

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


----------------------
* Exhibits filed previously with the registrant's current report on Form 10-Q for the three months ended June 30, 1998.