Form 10-Q/A
period 1998-09-30
CEDAR INCOME FUND LTD
filed 1998-11-12
CIK 761648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-Q/A


                                AMENDMENT NO. 1

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998
                              --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  ----------------------

                        Commission File Number 000-14510
                                              -----------

                            CEDAR INCOME FUND, LTD.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                                    MARYLAND
-------------------------------------------------------------------------------
         (State or Other Jurisdiction of Incorporation or Organization)

                                   11-3440062
                  ------------------------------------------
                      (I.R.S. Employer Identification No.

44 South Bayles Avenue, Suite 304, Port Washington, New York             10050
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                 (Zip)

Registrant's Telephone No., including Area Code          (516) 767-6492
                                                -------------------------------


-------------------------------------------------------------------------------
              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.

     Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  X       No     .
                         -----       -----

     As of November 10, 1998, 542,111 shares of the Registrant's Common Stock, $.01 par value per share, were outstanding.

                            Cedar Income Fund, Ltd.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                   September 30,   December 31,
                                                       1998            1997
                                                   ------------    ------------
Assets
Real estate
  Land                                             $  4,144,705    $  4,126,044
  Buildings and improvements                         14,738,860      14,636,843
                                                   ------------    ------------
                                                     18,883,565      18,762,887
  Less accumulated depreciation                      (4,577,045)     (4,217,699)
                                                   ------------    ------------
                                                     14,306,520      14,545,188
 Mortgage loan receivable                                     0         564,437
                                                   ------------    ------------
  Real estate and mortgage participation             14,306,520      15,109,625


Cash and cash equivalents                               777,233         407,216
Rents and other receivables                             121,363         130,615
Interest receivable                                          --           3,881
Prepaid expenses                                        124,747         109,624
Deferred lease commissions                              143,026         164,826
Taxes held in escrow                                     54,757          15,896
                                                   ------------    ------------

Total Assets                                       $ 15,527,646    $ 15,941,683
                                                   ============    ============

Liabilities and Shareholders' Equity
Liabilities
  Mortgage loan payable                            $  1,381,353    $  1,400,259
  Accounts payable and accrued expenses                 229,356         162,320
  Due to affiliates                                        --            62,570
  Escrow  payable                                        45,000            --
  Security deposits                                      84,103          80,085
  Advance rents                                          18,956           9,347
                                                   ------------    ------------
Total Liabilities                                     1,758,768       1,714,581
                                                   ------------    ------------

Limited partner's Interest in consolidated
     operating partnership                            9,914,841            --

Stockholders' equity
  Common stock ($.01 and $1.00 par value,
   50,000,000 and 5,020,000 shares
   authorized, 542,111 and 2,245,411 shares
   issued and outstanding, respectively                   5,421       2,245,411
   Additional paid-in-capital                         3,848,616      11,981,691
                                                   ------------    ------------
Total stockholders' equity                            3,854,037      14,227,102
                                                   ------------    ------------
Total liabilities and stockholder's equity         $ 15,527,646    $ 15,941,683
                                                   ============    ============

                            Cedar Income Fund, Ltd.
                      Consolidated Statement of Operations
                                  (unaudited)

                                                 Three Months Ended          Nine Months Ended
                                                   September 30,                September 30,
                                               1998            1997          1998          1997
                                            -----------    -----------    -----------   -----------
REVENUE
  Rents                                     $   626,339    $   606,590    $ 1,898,733   $ 1,749,908
  Interest                                        9,273         19,647         51,481        60,866
                                            -----------    -----------    -----------   -----------
Total Revenue                                   635,612        626,237      1,950,214     1,810,774
                                            -----------    -----------    -----------   -----------

EXPENSES
Property expenses:
  Real estate taxes                              56,999         59,247        176,217       187,740
  Wages and salaries                                 --            172             --        10,756
  Repairs and maintenance                        72,239         80,781        190,585       243,654
  Utilities                                      53,657         49,986        125,423       117,532
  Management fee                                 31,919         30,329         95,629        87,495
  Insurance                                       4,040          4,761         12,453        14,509
  Other                                          20,005         21,030         68,783        72,754
                                            -----------    -----------    -----------   -----------
Property expenses, excluding depreciation       238,859        246,306        669,090       734,440
  Depreciation                                  119,502        117,877        359,346       335,811
                                            -----------    -----------    -----------   -----------
Total property expenses                         358,361        364,183      1,028,436     1,070,251
Interest                                         32,477         33,968         97,873       102,308
Administrative fees                              26,312         25,279         76,556        75,898
Directors' fees and expenses                     10,642         10,844         44,380        32,743
Other administrative                            188,172         10,911        487,570        41,894
                                            -----------    -----------    -----------   -----------
Total Expenses                                  615,964        445,185      1,734,815     1,323,094
                                            -----------    -----------    -----------   -----------

Income  before Limited Partner's interest
    in operating  partnership                    19,648        181,052        215,399       487,680

Limited Partner's interest in
      operating  partnership                    (28,229)            --        (28,229)           --
                                            -----------    -----------    -----------   -----------

Net income (loss)                           $    (8,581)   $   181,052    $   187,170   $   487,680
                                            ===========    ===========    ===========   ===========

Net income (loss)  per share                $     (0.02)   $      0.08    $      0.11   $      0.22
                                            ===========    ===========    ===========   ===========

Dividends to shareholders                   $    54,211    $   224,541    $   503,293   $   673,623
                                            ===========    ===========    ===========   ===========

Dividends to shareholders per share         $      0.10    $      0.10    $      0.30   $      0.30
                                            ===========    ===========    ===========   ===========

Average number of shares outstanding            542,111      2,245,411      1,677,645     2,245,411
                                            ===========    ===========    ===========   ===========

                            Cedar Income Fund, Ltd.
                      Consolidated Statement of Cash Flows
                                  (unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                     1998           1997
                                                                 -----------    -----------
Cash flows from operating activities:
  Rents collected                                                $ 1,921,612    $ 1,761,620
  Interest received                                                   55,362         60,915
  Payments for operating expenses                                 (1,242,744)      (869,888)
  Interest paid                                                      (97,873)       (99,558)
                                                                 -----------    -----------
    Net cash provided by operating activities                        636,357        853,089
                                                                 -----------    -----------

Cash flows from investing activities:
  Capital expenditures                                              (120,678)      (299,985)
  Principal portion of scheduled
    mortgage loan collections                                           --            7,089
  Principal repayment on mortgage loan receivable                    564,437         13,929
                                                                 -----------    -----------
    Net cash provided (used) by investing activities                 443,759       (278,967)
                                                                 -----------    -----------

Cash flows from financing activities:
  Principal portion of scheduled
    mortgage loan payments                                           (18,906)       (17,220)
  Due to Affiliate                                                   (17,570)          --
  Dividends paid to shareholders                                    (503,293)      (673,623)
  Distribution to limited partner in the operating partnership      (170,330)          --
                                                                 -----------    -----------
    Net cash used  by financing activities                          (710,099)      (690,843)
                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents                 370,017       (116,721)
Cash and cash equivalents at beginning of period                     407,216        670,306
                                                                 -----------    -----------
Cash and cash equivalents at end of period                       $   777,233    $   553,585
                                                                 ===========    ===========

Reconciliation of net earnings to net cash provided by
  operating activities:
Net income                                                       $   187,170    $   487,680

Add (deduct) reconciling adjustments:
  Depreciation                                                       359,346        338,560
  Limited partner's interest in operating partnership                 28,229           --
  Increase (decrease) in rents and other receivables                   9,252        (34,071)
  Decrease in interest receivable                                      3,881             49
  Decrease (increase) in prepaid expenses                            (15,123)         3,954
  Increase (decrease) in deferred lease commissions                   21,800        (54,188)
  Decrease in taxes  held in escrow                                  (38,861)          --
  Increase in accounts payable                                          --             --
    and accrued expenses                                              67,036        114,476
  Decrease in due to affiliates                                         --           (6,347)
  Increase in security deposits                                        4,018           --
  Increase in advance rents                                            9,609          2,976
                                                                 -----------    -----------
Net cash provided by operating activities                        $   636,357    $   853,089
                                                                 ===========    ===========

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.     Reorganization and Background of the Company

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

On June 26, 1998, Old Cedar merged (the "Merger") with and into Cedar Income Fund, Ltd., a newly-formed Maryland corporation and a wholly-owned subsidiary of Old Cedar ("New Cedar"). Immediately thereafter, New Cedar assigned substantially all of its assets and liabilities to a newly-formed Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"), in exchange for an aggregate of 2,245,411 units of the Operating Partnership ("Units"), which constituted the sole general partner interest and all of the limited partnership interests in the Operating Partnership. Immediately after such assignment, Cedar Bay exchanged 1,703,300 shares of New Cedar's Common Stock, $.0l par value per share ("New Common Stock"), for 1,703,300 limited partner Units in the Operating Partnership owned by New Cedar. The shares of New Common Stock were cancelled upon their exchange by Cedar Bay. Following these transactions, Cedar Bay owned 189,737 shares of New Common Stock, aggregating approximately 35% of the issued and outstanding shares of New Common Stock.

As used herein, the term "Company" refers to Old Cedar prior to the Merger and New Cedar subsequent to the Merger and the term "Common Stock" refers to Old Common Stock prior to the Merger and New Common Stock subsequent to the Merger.

As of September 30, 1998, the Company owned and operated three office properties aggregating approximately 224,000 square feet located in Jacksonville, Florida, Salt Lake City, Utah and Bloomington, Illinois and a 50% undivided interest in a 74,000 square foot retail property located in Louisville, Kentucky.

In March 1998, Life Investors Insurance Company of America, an affiliate of the Company's former management company and advisor, exercised its right to repurchase the mortgage receivable balance from the Company. The Company invested the proceeds of this sale of the mortgage receivable balance in a money market fund.

                             Cedar Income Fund Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

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

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of September 30, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

Since the Company owns the sole general partner interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of September 30, 1998.

The limited partner's interest as of September 30, 1998 (currently owned entirely by Cedar Bay) represents approximately a 76% limited partner interest in the equity of the Operating Partnership.

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

3.      Mortgage Notes Payable

As of September 30, 1998, the Company had one fixed-rate mortgage loan obligation which had a principal amount of $1,381,353 and which will mature on November 1, 2002. The loan is collateralized by the office property located in Salt Lake City, Utah has an interest rate per annum of 9.375% and requires annual principal and interest payments of $155,704.

                             Cedar Income Fund Ltd.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

4.     Stockholders' Equity

Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics as they effectively share equally in the net income or loss and distributions of the Operating Partnership.

The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. As of September 30, 1998, 500,000 of the Company's authorized shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of September 30, 1998, no options have been granted under the Plan.

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

5.      Related Party Transactions

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

On June 1, 1998, the Company entered into a Financial Advisory Agreement (the "HVB Agreement") with HVB Capital Markets, Inc. ("HVB"), an affiliate of Hypo Vereinsbank, formally BV Capital Markets, Inc. of which Jean-Bernard Wurm, a director of the Company, serves as a director. Pursuant to the HVB Agreement, HVB has agreed to perform the following services as financial advisor to the
Company: (a) advise on acquisition financing and/or line of credit for future acquisitions; (b) advise on acquisitions of United States real property interests and the consideration to be paid therefor; (c) advise on private placements of the shares of the Company; (d) assist the Board of Directors in developing suitable investment parameters for the Company; (e) develop and maintain contacts on behalf of the Company with institutions with substantial interests in real estate and capital markets; (f) advise the Board with respect to additional private or public offerings of equity securities of the Company;
(g) review certain financial policy matters. with consultants, accountants, lenders, attorneys and other agents of the Company; and (h) prepare periodic reports of its performance of the foregoing services. As compensation for the foregoing services, the Company is required to pay HVB: (i) .25% of the Company's net asset value, less any indebtedness affecting such net value, but in any event, not less than $100,000 per year; (ii) a one-time payment of 1.5% of 90% of the agreed value of properties contributed to the Company or its affiliates by persons introduced to the Company by HVB; and (iii) upon the Company becoming self-administered, a one-time payment equal to five times the annual fee income attributable to fee receipts from clients or contacts of HVB that have contributed property to the Company. The term of the HVB Agreement is for a period of one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel at the end of any year upon 60 days written notice.

Both the Management Agreement and the Administrative and Advisory Agreement will be assigned to the Operating Partnership. The costs of the Financial Advisory Agreement will be shared by the Operating Partnership and the Company.

6.      Year 2000 Issue

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Although the Company does not employ any computer systems in its business, Cedar Bay Realty, the Company's advisor, and Brentway, the Company's property manager, do employ computer systems in managing the Company's business. The Company could be adversely affected if the computer systems used by Cedar Bay Realty, Brentway or other service providers do not properly process and calculate date related information from and after January 1, 2000. Cedar Bay Realty and Brentway have advised the Company that they are taking steps which they believe are reasonably designed to address this issue with respect to computer systems that they use. These steps include an upgrade of their computer software to a version that will properly process and calculate date related information from and after January 1, 2000. In addition, Cedar Bay Realty and Brentway have advised the Company that they will endeavor to obtain reasonable assurances that comparable steps are being taken by the Company's other major service providers. Cedar Bay Realty and Brentway have informed the Company that they currently anticipate the upgrade of their computer software prior to January 1, 1999. While the Company believes that the planning efforts of Cedar Bay Realty and Brentway are adequate to address the Company's Year 2000 concerns, there can be no assurance that the systems of other companies on which the Company's and operations rely will be converted on a timely basis and win not have a material effect on the Company. The cost of Cedar Bay Realty and Brentway's Year 2000 initiatives will be borne entirely by Cedar Bay and Brentway, respectively, and not by the Company.

7.      Subsequent Events

The Board of Directors declared a dividend of $.10 per share, payable November 17, 1998 to shareholders of record on November 10, 1998.

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

On June 26, 1998, Cedar Income Fund, Ltd., an Iowa corporation ("Old Cedar"), merged (the "Merger") with and into Cedar Income Fund, Ltd., a newly-formed Maryland corporation and a wholly-owned subsidiary of Old Cedar ("New Cedar"). Immediately thereafter, New Cedar assigned substantially all of its assets and, liabilities to a newly-formed Delaware-limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership') in exchange for an aggregate of 2,245,411 units of the Operating Partnership ("Units"), which constituted the sole general partner interest and all of the limited partnership interests in the Operating Partnership. Immediately after such assignment, Cedar Bay exchanged 1,703,300 shares of New Cedar's Common Stock, $.0l par value per share ("New Common Stock"), for 1,703,300 limited partner Units in the Operating Partnership owned by New Cedar. The shares of New Common Stock were cancelled upon their exchange by Cedar Bay. Following these transactions, Cedar Bay owned 189,737 shares of New Common Stock, aggregating approximately 35% of the issued and outstanding shares of New Common Stock.

The Company has no employees and has contracted with Cedar Bay Realty Advisors, Inc. ("Cedar Bay Realty") to provide administrative, advisory, acquisition, divestiture, and other services pursuant to an Administrative and Advisory Agreement. Brentway Management LLC ("Brentway") provides property management and leasing services pursuant to a Management Agreement. The Company has also entered into a Financial Advisory Agreement with HVB Capital Markets, Inc., formally BV Capital Markets, Inc. ("BVC") pursuant to which HVB will perform certain services as a financial advisor to the Company and the Operating Partnership.

As of September 30, 1998, the Company owned and operated (i) three office properties: Southpoint Parkway Center, located in Jacksonville, Florida, Broadbent Business Center, located in Salt Lake City, Utah; and Corporate Center East, located in Bloomington, Illinois; and (ii) a 50% undivided interest in a retail property, Germantown Square Shopping Center, located in Louisville, Kentucky.

RESULTS OF OPERATIONS

As of June 26, 1998, Cedar Bay Company which owned, from April 2, 1998, 1,893,038 shares of common stock, exchanged 1,705,000 of such shares for Operating Partnership units of equal number. Those shares were then cancelled. Accordingly, there are presently 542,411 shares of common stock outstanding.

Rental income for the three months and nine months ended September 30, 1998 was $626,339 and $1,898,733 compared to $606,590 and $1,749,908 for the same periods in 1997, an increase of 3.3% and 8.5% respectively. The increase in rental income is primarily due to the lease of vacant space at Corporate Center East in 1997 and increased base rent from a large tenant in Southpoint Parkway Center.

Total property expenses, excluding depreciation, for the three months and nine months ended September 30, 1998 decreased to 40% and 36% of rental income from 41% and 42% of rental income, respectively, for the same periods in 1997. For the three months and nine months ended September 30, 1998 repairs and maintenance decreased approximately $8,500 and $53,000 over the same periods in 1997, primarily due to reduced costs at Broadbent Business Center and Corporate Center East.

Net income (loss) for the three months and nine months ended September 30, 1998 were ($8,581) ($0.02) per share) and $187,170 ($0.11 per share) compared to income of $181,052 ($0.08 per share) and $487,680 ($0.22 per share) for the same periods in 1997. Cash from operations ( income before limited partner's interest in Operating Partnership plus depreciation) for the three months and nine months ended September 30, 1998 were $139,150 and $574,745 compared to $298,929 and $823,491 for the same periods in 1997. Net income and cash from operations were significantly lower in the third quarter and the nine months of 1998, compared to 1997, primarily due to an increase in legal and accounting expenses attributable to the Company's reorganization in June 1998 and financial advisory fees incurred in 1998 (see HVB Agreement in Note 5 above). Additional costs were incurred in connection with the proposed purchase of certain additional properties, none of which have been concluded to date. The decline in net income also reflects the accounting treatment, not applicable in 1997, of the limited partner's interest in the income of the Operating Partnership ("UPREIT") which was created as of June 26, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity at September 30, 1998 represented by cash and cash equivalents was $777,233 compared to $407,216 at December 31, 1997, an increase of $370,017. Cash flow from operating activities, for the nine month period ended September 30, 1998 was $636,357 compared with $853,089 over the same period in 1997, a decrease of $216,732. The Company considers this liquidity sufficient to meet current operating needs, including dividend requirements.

The Company is seeking a line of credit and equity capital to be used for future growth and acquisitions. There can be no assurance that any such credit or capital will be obtained, or that they can be obtained on terms favorable to the Company.

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

PART II  OTHER INFORMATION - NONE

SIGNATURE

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CEDAR INCOME FUND, LTD




Date:  November 6, 1998                     By Brenda J. Walker
                                              ---------------------------------
                                               Brenda J. Walker
                                               Chief Financial Officer


                                                     (Principal Financial and
                                                 Accounting  Officer and Duly
                                                          Authorized Officer)