Form 10-K
period 1998-12-31
CEDAR INCOME FUND LTD
filed 1999-04-01
CIK 761648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1998    Commission file number 0-14510

                             CEDAR INCOME FUND, LTD.
             (Exact name of registrant as specified in its charter)

                        Maryland                                                     42-1241468
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification Number)

44 South Bayles Avenue, #304, Port Washington, NY                11050
    (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (516) 767-6492

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of each exchange on
Title of each class                                      which registered
-------------------                                  ------------------------
Common Stock, $0.01 par value                        The NASDAQ Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price on March 11, 1999 of $5.125 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,804,891.

The number of shares outstanding of the registrant's common stock $.01 par value was 542,111 on March 11, 1999.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                               TABLE OF CONTENTS

                                                                      Form 10-K
Item No.                                                             Report Page
--------                                                             -----------
                                     PART I
 1.    Business....................................................      I-1
 2.    Properties..................................................      I-3
 3.    Legal Proceedings...........................................      I-7
 4.    Submission of Matters to a Vote of Security-Holders.........      I-7

                                     PART II
 5.    Market for Registrant's Common Equity and Related
               Matters.............................................      II-1
 6.    Selected Financial Data.....................................      II-3
 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................      II-4
 7(a). Quantitative and Qualitative Disclosures about Market Risk..      II-8

 8.    Financial Statements and Supplemental Data..................      II-9
 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.................      II-26

                                    PART III
 10.   Directors and Executive Officers of the Registrant..........      III-1
 11.   Executive Compensation......................................      III-2
 12.   Security Ownership of Certain Beneficial Owners and
               Management..........................................      III-3
 13.   Certain Relationships and Related Transactions..............      III-4

                                     PART IV
 14.   Financial Statements and Schedules, Exhibits and
               Reports on Form 8-K.................................      IV-1
 15.   Signatures..................................................      IV-3

Part I.

Item 1. Business

Cedar Income Fund, Ltd. ("Old Cedar") was incorporated in Iowa on December 10, 1984. Old Cedar's public offerings of common stock completed in 1986 and 1988 raised nearly $19 million. Old Cedar invested the proceeds from these offerings in four real estate properties and a mortgage loan participation, utilizing only a minimum amount of indebtedness against the properties. The mortgage loan participation has since been liquidated.

On April 2, 1998, Cedar Bay Company, a New York general partnership ("CBC"), pursuant to a tender offer to purchase all of the outstanding shares of common stock of Old Cedar for $7.00 per share in cash (the "Offer"), acquired 1,893,038.335 shares of Old Cedar's outstanding Common Stock, $1.00 par value per share ("Old Common Stock"), representing approximately 85% of the outstanding shares.

On June 26, 1998, Old Cedar merged with and into Cedar Income Fund, Ltd., a Maryland corporation (the "Company) newly formed as a wholly-owned subsidiary of Old Cedar. Immediately thereafter, the Company assigned substantially all of its assets and liabilities to a newly-formed Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"), in exchange for an aggregate of 2,245,411 units of the Operating Partnership ("Units"), which constituted the sole general partnership interest and all of the limited partnership interests in the Operating Partnership. After such assignment, CBC exchanged 1,703,300 shares of the Company's Common Stock, $.01 par value per share ("New Common Stock"), for 1,703,300 limited partnership Units in the Operating Partnership owned by the Company. The shares of New Common Stock were cancelled by the Company upon their exchange by CBC. Following these transactions, CBC owned 189,737 shares of New Common Stock, aggregating approximately 35% of the issued and outstanding shares of New Common Stock. There were 542,111 shares of New Common Stock outstanding as of December 31, 1998. The Company's shares are traded on the NASDAQ Small Cap Market under the symbol "CEDR".

Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

The Company operates as a real estate investment trust ("REIT"). To qualify as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended, and Regulations thereto, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company's objectives are to provide its shareholders with a professionally managed, diversified portfolio of commercial real estate investments which will provide the best available cash flow and present an opportunity for capital appreciation.

The Company, through its Operating Partnership, owns and operates three office properties aggregating approximately 224,000 square feet, located in Jacksonville, Florida, Salt Lake City, Utah and Bloomington, Illinois and a 50% undivided interest in a 74,000 square foot retail property located in Louisville, Kentucky.

Cedar Bay Realty Advisors, Inc. serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company substantially similar to the terms of that agreement previously in effect between Old Cedar and AEGON USA Realty Advisors, Inc. of Cedar Rapids, Iowa ("AEGON"), which served as investment advisor to the Company from formation until April 3, 1998. Brentway Management LLC, a New York limited liability company provides property management services for the Company's properties pursuant to a management agreement with the Company on substantially the same terms as the agreement previously in effect with AEGON. Brentway Management LLC and Cedar Bay Realty Advisors, Inc. are both affiliates of Cedar Bay Company, SKR Management Corp. and Leo S. Ullman. Leo S. Ullman is Chairman of the Board of Directors and President of the Company.

On June 1, 1998, the Company entered into a Financial Advisory Agreement (the "HVB Agreement") with BV Capital Markets, Inc., since renamed HVB Capital Markets, Inc. ("HVB"), a wholly-owned subsidiary of the Hypo Vereinsbank of Germany, of which Jean-Bernard Wurm, a director of the Company, serves as director. Pursuant to the HVB Agreement, HVB has agreed to perform the following services as financial advisor to the Company: (a) advise on acquisition financing and/or lines of credit for future acquisitions; (b) advise on acquisitions of United States real property interests and the consideration to be paid therefor; (c) advise on private placements of the shares of the Company;
(d) assist the Board of Directors in developing suitable investment parameters for the Company; (e) develop and maintain contacts on behalf of the Company with institutions with substantial interests in real estate and capital markets; (f) advise the Board with respect to additional private or public offerings of equity securities of the Company; (g) review certain financial policy matters with consultants, accountants, lenders, attorneys and other agents of the Company; and (h) prepare periodic reports of its performance of the foregoing services. As compensation for the foregoing services, the Company is required to pay to HVB (i) .25% of the Company's net asset value, less any indebtedness affecting such net value, but in any event, not less than $100,000 per year;
(ii) a one-time payment of 1.5% of 90% of the agreed value of properties contributed to the Company or its affiliates by persons introduced to the Company by HVB; and (iii) upon the Company becoming self-administered, a one-time payment equal to five times the annual fee income attributable to fee receipts from clients or contacts of HVB that have contributed property to the Company. The term of the HVB Agreement is for a period of one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel at the end of any year upon 60 days' written notice.

The Company's real estate investments are not expected to be substantially affected by current federal, state or local laws and regulations establishing ecological or environmental restrictions on the development and operations of such property. However, the enactment of new provisions or laws may reduce the Company's ability to fulfill its investment objectives.

Item 2. Properties

Retail Property

Germantown Square Shopping Center
Louisville, Kentucky

On September 28, 1988, the Company purchased a 50% undivided interest in a neighborhood shopping center known as Germantown Square Shopping Center in Louisville, Kentucky ("Germantown"). The remaining 50% undivided interest was purchased by Life Investors Insurance Company of America ("Life Investors") an affiliate of the Company's former management company and advisor. Germantown consists of two single-story buildings totaling 74,267 square feet on a 9.0 acre site which includes parking for 428 vehicles. The total acquisition cost of the Company's 50% interest in Germantown was $2,963,674. Subsequent improvements have increased the Company's recorded cost to $3,740,376.

Germantown represented 20% of the Company's total assets as of December 31, 1998, and provided 16% of total revenue. At December 31, 1998, Germantown was 98% leased to ten tenants under leases having a minimum term of five years (not including renewal options). Annual base rents range from $7.94 to $16.94 per square foot. The anchor tenant, Winn Dixie (a grocery store), pays a fixed base rent plus 1% of gross sales in excess of a specified base. Winn Dixie occupies 59% of Germantown under a lease term expiring in September 2008, with five five-year options to renew at the same rent. Winn Dixie provided 14% of the Company's 1998 revenue.

Rental income is expected to decline by approximately 4% in 1999 due to the lease renewal and downsizing of one tenant. Approximately $13,000 in tenant improvement costs are expected as a result of the aforementioned downsizing and lease renewal.

Germantown experiences competition in attracting tenants in its primary trade area from a number of shopping centers ranging in size from 35,000 square feet to 600,000 square feet. The effect of this competition is mitigated by high occupancy rates experienced in the area, as well as the location attributes of the Germantown site. Germantown's primary market area is mostly developed, thereby limiting the possibility of additional retail development.

Office Properties

Corporate Center East
Bloomington, Illinois

On March 24, 1988, the Company acquired Corporate Center East, a 25,200 square foot office building in Bloomington, Illinois for $2,221,783 in cash. Capital improvements have increased the property's recorded cost to $2,559,393.

In 1997, the Company incurred tenant improvement, lease commission and other costs of approximately $194,000 in securing one of the tenants, Goshen Fidelity, Inc., for 12,666 square feet. Included in this cost is the development of additional parking as required by Goshen Fidelity, Inc., Goshen Fidelity also had an option to purchase Corporate Center East during the first year of its lease term at an agreed upon value. This option expired unexercised in February 1998.

Corporate Center East represented 14% of the Company's total assets at December 31, 1998, and provided 13% of 1998 revenue. At December 31, 1998, Corporate Center East was 100% leased to four tenants under leases having a minimum remaining term of four months (not including renewal options). Annual base rents range from $11.00 to $13.15 per square foot. One lease, representing 10% of the square footage at Corporate Center East, expires in April 1999. The Company is negotiating a five year lease renewal at market rent. Tenant improvement costs are estimated to be $15,000. The corresponding leasing commission expense is estimated to be $3,300. Goshen Fidelity, Corporate Center East's largest tenant, occupies 12,666 square feet under a lease which expires in February 2000. Rental receipts from Goshen Fidelity's lease provided 6% of the Company's 1998 revenue. The property is subject to competition from several office properties in the same geographic area.

Broadbent Business Center
Salt Lake City, Utah

Broadbent Business Center in Salt Lake City, Utah ("Broadbent") was acquired on March 31, 1987, for $4,057,950, subject to mortgage loan indebtedness of $1,966,110. Approximately $300,000 was expended to upgrade the property immediately after acquisition and subsequent improvements have increased the property's recorded cost to $4,584,927. The original mortgage indebtedness was scheduled to mature in September 2008. However, this loan was called by the lender pursuant to the terms of the note. New financing was obtained in October 1992 in the amount of $1,500,000 to retire the original mortgage which had a balance of $1,300,472 at the date of retirement.

Broadbent consists of eight single-story buildings totaling 119,500 square feet, approximately half of which is office use and the other half of which is service/warehouse, on a 12.5 acre site which includes parking for approximately 320 vehicles. Broadbent represented 22% of the Company's total assets at December 31, 1998, and provided 31% of 1998 revenue. At December 31, 1998, Broadbent was 90% occupied by 51 tenants under leases having a minimum term of one month (not including renewal options) with annual base rents ranging from $3.50 to $9.00 per square foot. Leases representing 31% of the square footage of Broadbent expire during 1999.

Cyclopss Corporation ("Cyclopss"), Broadbent's largest tenant representing 3% of the Company's 1998 revenue, occupied 13,250 square feet under a lease which expired in December 1998. Due to financial constraints, Cyclopss has reduced its leased space to 9,150 square feet effective January 1, 1999. A three-year extension has been signed by the tenant, the terms of which are $5.50 per square foot for two years with a 5% increase in year three. In the event the tenant's financial uncertainties are not satisfactorily resolved, the revenues at this property will in all likelihood be adversely affected, as Cyclopss represents 6% of projected 1999 revenue for Broadbent. Further, the Company would have to incur tenant improvement and leasing commission costs in order to secure a replacement tenant. Broadbent's second largest tenant, Purser Associates' lease, was renegotiated to include a three year term and an expansion of 4,886 square feet to 7,500 square feet.

Other national tenants in Broadbent include: IBM, Pitney Bowes, USA Today (Gannet), Nalley's Fine Foods, Mosler Alarm Systems, DFC Transportation and Midwest Industrial Tools.

Throughout 1998 new leases and lease renewals have taken longer to conclude than expected. The market in Broadbent's category has softened; general market stability during the last half of 1998 and going into 1999 was not as strong as the previous two years. This was evidenced by the increase in existing tenants unwilling to commit to long-term leases or opting to vacate, and new tenants looking for short-term leases ranging from one to two years rather than more standard three to five year terms.

There is some increased direct competition in Broadbent's immediate geographic area and there is significant competition from newer projects within its market, most notably the Salt Lake International Center, a 900 acre business park adjoining the Salt Lake City International Airport.

Tenants with leases representing approximately 13% of the square footage of Broadbent will vacate at the expiration of their respective lease terms in 1999 or pursuant to the 30 day notice provisions of the month-to-month tenancies. The Company is actively pursuing leasing of such potentially vacant spaces. However, if no additional leases are concluded in 1999, Broadbent could have a vacancy of as much as 25% by the second quarter 1999.

Southpoint Parkway Center
Jacksonville, Florida

Southpoint Parkway Center in Jacksonville, Florida ("Southpoint") was acquired on May 6, 1986 for $6,505,495 in cash. Capital expenditures made since the purchase date have increased the property's recorded cost to $8,019,071. Southpoint is a single-story office service center consisting of 79,010 square feet of net leaseable area on approximately 10.8 acres which includes 467 parking spaces. Southpoint represented 40% of the Company's total assets at December 31, 1998, and provided 38% of its revenue.

At December 31, 1998, the property was 100% leased to eight tenants with remaining terms ranging from one to seven years (not including renewal options) and annual base rents ranging from $9.50 to $13.37 per square foot.

The General Services Administration ("GSA"), a United States government agency, occupies 40,447 square feet in Southpoint under a ten-year lease which expires in December 2001, with an option to terminate at any time after 90 days' prior written notice. The Company is aware that the same government agency that occupies Southpoint has solicited requests for proposals for 100,000 square feet of space in the downtown market area. After due inquiry, the Company has been advised that the Southpoint location will not be affected. However, there can be no assurances with respect thereto. The GSA lease was negotiated in 1991 and, in connection therewith, the Company purchased 2.9 acres of adjacent land, constructed a parking lot and made interior building improvements at a total cost of $988,832 (included in the above $8,019,071). Rental receipts from the GSA provided 21% of the Company's 1998 revenue.

In 1997, the Company leased an additional 17,116 square feet to an existing tenant, Intuition, Inc., expanding its total leased premises to 20,827 square feet at Southpoint. The Company incurred leasing commission and tenant improvement costs of approximately $179,500 for the Intuition, Inc. expansion. Intuition, Inc.'s lease term on 20,072 square feet of its 20,827 premises is through January 31, 2002. The remaining 755 square feet of their space expires as of October 31, 1999. The Company has been advised that the lease on this space will not be renewed.

Southpoint competes with other office buildings in the suburban Jacksonville office market. During the early 1990's, Jacksonville experienced an oversupply of office space due to new office construction and consolidations by two major financial services firms, both of which occurred in the late 1980's. Net new absorption of office space in recent years had resulted in improved office occupancies and stabilized rents in the Southpoint market area during 1997 and the first two quarters of 1998. However, during the latter part of 1998, Southpoint had experienced a further softening of the rental market. Late in the third quarter of 1998, a major healthcare firm relocated from the Southpoint market area to the downtown area, resulting in approximately 200,000 vacant square feet. In addition, new construction, resulting in approximately 500,000 square feet of new office space, will be available late in the third quarter of 1999.

The Company's properties are summarized in the table below.


                                            Occupancy                               1998      Revenue
                               Size            at               Lease              -------------------
Name and Location           (Sq. Ft.)  December 31, 1998      Expiration           Amount      Percent
------------------------------------------------------------------------------------------------------
Germantown Square            74,267            98%             1999-2008           $416,837        16%
  Louisville, Kentucky

Corporate Center East        25,200           100              1999-2002            323,427        13
  Bloomington, Illinois

Broadbent Business Center   119,500            90              1999-2003            785,693        31
  Salt Lake City, Utah

Southpoint Parkway Center    79,010           100              1999-2006            979,415        38
  Jacksonville, Florida     -------                                              ----------       ---

                            297,977                                               2,505,372        98
                            =======

Financial and other                                                                  59,653         2
                                                                                 ----------       ---

                                                                                 $2,565,025       100%
                                                                                 ==========       ===

Item 3. Legal Proceedings

Legal Proceedings

The Company is not a party to any pending legal proceedings which, in the opinion of management, are material to the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Dividend Information

The Company is required to distribute at least 95% of its taxable income to continue qualification as a real estate investment trust. In 1998, the Company paid dividends of $0.10 per share in February, May, August and November, totaling $0.40 per share. While the Company expects to continue to pay dividends to shareholders, there can be no assurance of future dividends, as they are dependent upon earnings, cash flow, the financial condition of the Company and other factors. It should be noted that 1998 dividend payments were substantially greater than both the Company's net income and the amounts required to be distributed to continue qualification as a real estate investment trust.

A Form 1099 is mailed to shareholders at the end of each year reflecting the dividends paid by the Company in that year. The percentages indicated below, multiplied by the amount of dividends paid for that year, result in the amount to be reported for income tax purposes.

             Dividend Character
                                    1998                 1997              1996
             -------------------------------------------------------------------
             Ordinary
               income              57.34%               66.23%            71.24%

             Nontaxable
               return of
               capital             42.66%               33.77%            28.76%

             Total                100.00%              100.00%           100.00%

             Dividends
             paid, per share        $.40                 $.40              $.40

Market Information

As of June 26, 1998, CBC, which had owned from April 2, 1998, 1,893,038 of the 2,245,411 shares of common stock, exchanged 1,703,300 of such shares for Operating Partnership units of equal number. The shares were cancelled, and, accordingly, there are 542,111 shares outstanding to 522 shareholders of record at December 31, 1998. The Company's shares began trading on the NASDAQ Stock Market under the symbol CEDR on December 17, 1986. At March 11, 1999, the Company's per share high and low sales were 5-1/8 high and 5-1/8 low, as obtained by Wedbush/Morgan Securities, Inc., Newport Beach, California and Herzog, Heine, Geduld, Inc., New York, New York, the principal market makers for shares of the Company. These prices reflect quotations between dealers without adjustment for retail mark-up, mark-down or commission and do not necessarily represent actual transactions.
                                                                            II-1

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters (continued)

                  Market Price Range

                  Quarter           Over-the-Counter Sales Prices
                  Ended                    High        Low           Close
                  --------------------------------------------------------------
                  1998
                  March 31               $7          $6-9/16        $6-13/16
                  June 30                 7-3/8       2-1/2          5-1/8
                  September 30            5-3/4       4-3/4          4-3/4
                  December 31             7-1/16      4-3/4          6

                  1997
                  March 31                4-3/4       3-7/8          4-5/8
                  June 30                 6           4-1/8          5-5/8
                  September 30            6-3/8       5-3/8          5-7/8
                  December 31             7-1/4       5-7/8          6-1/2

Item 6. Selected Financial Data

                                                                      Years ended December 31,
                                                1998            1997            1996            1995            1994
Operating Data
REVENUE
  Rents                                     $2,505,372     $ 2,386,549       $2,121,866    $ 2,400,273     $ 2,316,229
  Interest                                      59,653          81,309           95,160         86,884          67,660
                                            ----------     -----------       ----------    -----------     -----------
Total revenue                                2,565,025       2,467,858        2,217,026      2,487,157       2,383,889
                                            ----------     -----------       ----------    -----------     -----------
EXPENSES
Property expenses:
  Real estate taxes                            262,761         233,160          239,324        228,006         226,426
  Repairs and maintenance                      252,320         385,806          255,621        318,633         315,393
  Utilities                                    163,279         159,762          146,772        134,362         130,667
  Management fee                               126,520         130,084          128,053        139,924         159,040
  Insurance                                     18,336          19,270           18,817         16,521          15,699
  Other                                         73,737          92,396           95,517         94,985          92,898
                                            ----------     -----------       ----------    -----------     -----------
Property expenses, excluding depreciation      896,953       1,020,388          884,104        932,431         940,123
  Depreciation                                 480,410         462,687          436,739        436,276         436,562
                                            ----------     -----------       ----------    -----------     -----------
Total property expenses                      1,377,363       1,483,075        1,320,843      1,368,707       1,376,685
Interest                                       130,197         136,137          138,209        140,096         141,814
Administrative fees                             99,180         101,192          100,363         99,359          98,797
Directors' fees and expenses                    56,188          49,417           42,382         44,228          49,994
Other administrative                           632,199         197,851           53,613         65,146          57,046
                                            ----------     -----------       ----------    -----------     -----------
Total expenses                               2,295,127       1,967,672        1,655,410      1,717,536       1,724,336
                                            ----------     -----------       ----------    -----------     -----------
Net income before limited partner's
  interest in Operating Partnership            269,898         500,186          561,616        769,621         659,553

Limited partner's share of income
  in Operating Partnership                     (89,950)              -                -              -               -
                                            ----------     -----------       ----------    -----------     -----------
Net income                                  $  179,948     $   500,186       $  561,616    $   769,621     $   659,553
                                            ==========     ===========       ==========    ===========     ===========
Net income per share                        $     0.13     $      0.22       $     0.25    $      0.34     $      0.29
                                            ==========     ===========       ==========    ===========     ===========
Dividends to shareholders                   $  557,504     $   898,164       $  898,164    $   898,164     $   898,164
                                            ==========     ===========       ==========    ===========     ===========
Dividends to shareholders per share         $     0.40     $      0.40       $     0.40    $      0.40     $      0.40
                                            ==========     ===========       ==========    ===========     ===========
Average number of shares outstanding         1,393,761       2,245,411        2,245,411      2,245,411       2,245,411
                                            ==========     ===========       ==========    ===========     ===========
Balance Sheet Data
Real estate before accumulated
  depreciation                             $18,903,767     $18,762,887      $18,462,902    $18,326,583     $18,326,583
Real estate after accumulated
  depreciation                             $14,205,658     $14,545,188      $14,707,890    $15,008,310     $15,444,586
Total assets                               $15,323,315     $15,941,683      $16,270,149    $16,610,105     $16,786,232

Mortgage loan payable                      $ 1,374,751     $ 1,400,259      $ 1,423,492    $ 1,444,654     $ 1,463,929
Limited partner's interest in
  Operating Partnership                    $10,309,316     $         -      $         -    $         -     $         -
Shareholders' equity                       $ 3,289,520     $14,227,102      $14,625,080    $14,961,628     $15,090,171

Other Data
Funds from operations (1)                  $   750,308     $   962,873       $  998,355    $ 1,205,897     $ 1,096,115
Total properties square feet                   297,977         297,977          297,977        297,977         297,977
Total properties percent leased                     95%             98%              89%            91%             98%

(1) See "Management Discussion and Analysis" for discussion of funds from operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of Cedar Income Fund, Ltd. (the "Company") and related notes.

Results of Operations

The Company owns office, office/warehouse, and retail properties in four U.S. cities. The Company's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of December 31, 1998, the combined lease occupancy of the Company's four properties was 95%. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

1998 Compared to 1997
The Company's net income for the year ended December 31, 1998 was $179,948 ($.13 per share) compared to $500,186 ($.22 per share) for the year ended December 31, 1997. (All per share amounts are on a basic and diluted basis). The decrease in net income from 1997 to 1998 was primarily due to legal and consulting expenses incurred in connection with the tender offer which was completed in March 1998, the Company's reorganization in June 1998, the payment of financial advisory fees and other professional expenses, including those incurred in connection with due diligence reviews for the proposed purchase of additional properties, none of which have been concluded to date. In addition, the decline in net income also reflects the accounting treatment of the limited partner's interest not applicable in prior years.

Rental income was $2,505,372 in 1998 compared to $2,386,549 in 1997, an increase of $118,833 or 5%. Rental income at Corporate Center East in Bloomington, Illinois increased by approximately $75,000 due to the full year impact of revenue (i.e. no vacancy and no rent concessions) from certain space vacant since 1995. Corporate Center East is currently 100% occupied. Rental income increased at Southpoint Parkway Center in Jacksonville, Florida by $44,000 (8%) due to an increase in tenant expense recoveries and increased base rent from a large tenant. Rental income at Broadbent Business Center in Salt Lake City, Utah was relatively unchanged from the prior year. Germantown Square in Louisville, Kentucky experienced a decrease in rental income due to decreased expense recoveries.

Interest income decreased by approximately $22,000 due to the liquidation in March 1998 of the mortgage receivable formerly with Life Investors. Interest was earned for one quarter in 1998 as compared to the full year in 1997.

Property expenses, excluding depreciation, decreased from $1,020,388 in 1997 to $896,953 in 1998, a decrease of 12%. The decrease in property expenses is primarily due to substantial repair and maintenance costs resulting from tenant remodeling and parking lot repair incurred in 1997, but were not required in 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Directors' fees and expenses increased by approximately $7,000 primarily due to directors' liability runoff coverage, travel and meetings associated with the change of directors and the Company reorganization. Other administrative expenses increased by approximately $434,000 due to legal and consulting expenses incurred in connection with the tender offer, the Company's reorganization to the "umbrella partnership REIT", and the proposed purchase of new properties. Total administrative costs of $632,199 consisted of approximately $300,000 in legal, $130,000 in accounting, $60,000 in financial advisory fees, $45,000 in director's insurance, $40,000 in printing and mailing of shareholder related materials, and other administrative items such as office expenses, state taxes and other corporate expenses.

1997 Compared to 1996
The Company's net income for the year ended December 31, 1997 was $500,186 ($.22 per share) compared to $561,616 ($.25 per share) for the year ended December 31, 1996. (All per share amounts are on a basic and diluted basis.) The decrease in net income from 1996 to 1997 was primarily due to legal and consulting expenses incurred in connection with the tender offer for all shares of the Company which was completed in March 1998.

Rental income was $2,386,549 in 1997 compared to $2,121,866 in 1996, an increase of $264,683 or 12%. Rental income at Corporate Center East in Bloomington, Illinois increased by $175,000 due to the Company's success in locating replacement tenants for the 20,000 square feet of space that had been vacant since the end of 1995. Rental income increased by $51,000 at Broadbent Business Center in Salt Lake City, Utah due to higher base rents. Rents also increased at Germantown Square in Louisville, Kentucky and at Southpoint Parkway Center in Jacksonville, Florida due to an increase in tenant expense recoveries.

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

Directors' fees and expenses increased by $7,000 primarily due to an increase in directors and officers' insurance coverage and an increase in the annual insurance premium. Other administrative expenses increased by $144,000 primarily due to legal and consulting expenses incurred in connection with the tender offer.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funds from Operations

Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity. (See Selected Financial Data). In March 1995, NAREIT issued a "White Paper" analysis to address certain interpretive issues under its definition of FFO. The White Paper provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income to arrive at FFO.

Since all companies and analysis do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

The following table presents the Company's FFO calculation for the years ended December 31,

                                                      1998              1997             1996
                                                      ----              ----             ----
Net earnings before limited partner's
  interest in Operating Partnership                 $269,898          $500,186         $561,616

Less:
  Limited partner's interest in the
     Operating Partnership                            89,950                 -                -
                                                   ---------         ---------        ---------
Net income available to common shareholders          179,948           500,186          561,616

Adjustment for funds from operations

Add:
  Limited partner's interest in the
     Operating Partnership                            89,950                 -                -
Depreciation                                         480,410           462,687          436,739
                                                   ---------         --------         ---------
Basic and diluted funds from operations             $750,308          $962,873         $998,355
                                                   =========         =========        =========
Weighted average shares/units outstanding (1)      2,245,411         2,245,411        2,245,411
                                                   =========         =========        =========

(1) Assumes conversion of limited partnership units of the Operating
Partnership.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company's capital resources consist of its current equity in real estate investments (carrying value less mortgage indebtedness). The Company maintains the real estate in good condition and provides adequate insurance coverage. The Company's rental revenues for 1998 were $2,505,372. The rental revenues for 1999 are expected to decrease by approximately $120,000 to $2,385,272 due mainly to expected vacancies absent any reletting in 1999. As a result, the vacant square footage is expected to increase from approximately 13,500 to 31,500. The leasing time-table between getting a lease signed, building-out the space and the tenant taking possession varies from 6 months to 18 months depending on the market in the geographical location of the property. Management estimates they will incur approximately $175,000 in tenant improvement costs to lease-up these vacancies during 1999. Despite the expected decrease in rental revenues and increase in tenant improvement costs, liquidity is considered sufficient to meet current obligations, which include capital expenditures, and is represented by cash and cash equivalents of $678,196 as of December 31, 1998.

Net cash provided by operating activities, as shown in the Statements of Cash Flows, was $771,095 for the year ended December 31, 1998. The major uses of cash in 1998 were dividends to shareholders and distributions to the limited partner of the Operating Partnership totaling $898,164, and capital expenditures of $140,880 ($ 28,550 at Broadbent, $18,981 at Southpoint and $93,349 in
capitalized transfer tax for the transfer of Company assets to the Operating Partnership in June 1998). A fourth quarter dividend was declared on January 19, 1999 to shareholders of record on March 1, 1999, payable March 15, 1999. The Board of Directors continues to closely monitor occupancies, leasing activity, overall Company operations, and liquidity in determining quarterly dividends.

The Company's debt service commitments for the mortgage loan payable are described in Note 6 to the Financial Statements. There are no other material commitments at December 31, 1998.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000 Issue

Although the Company does not employ any computer systems in its business, the Company could be adversely affected if the computer systems used by the Advisor (Cedar Bay Realty Advisors, Inc.), Property Manager (Brentway Management LLC), and other service providers do not properly process and calculate the date-related information from and after January 1, 2000. The Advisor and Property Manager have taken steps that they believe are reasonably designed to address this issue. These steps include an upgrade of their computer software to a version that will properly process and calculate the date related information from and after January 1, 2000. The upgrade was completed on January 15, 1999. The Advisor and Property Manager are satisfied that the properties have no year 2000 issues since there are no elevators or other date sensitive equipment that would have an adverse effect on the operation of the buildings. In addition, the Advisor and Property Manager will endeavor to obtain reasonable assurances that comparable steps are being taken by the Company's other major service providers. While the Advisor and Property Manager believe their efforts are adequate to address the Company's year 2000 concerns, there can be no assurances that the systems of the other companies on which the Company's operations rely will be converted on a timely basis and will not have a material effect on the Company.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

The primary market risk facing the Company is interest rate risk on its mortgage loan payable. The Company does not hedge interest rate risk using financial instrument nor is the Company subject to foreign currency risk.

The following table sets for the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at December 31, 1998:

                                    For the Year ended December 31,
                                    -------------------------------
                             1999         2000         2001           2002           Total            FMV
                           ----------------------------------------------------------------------------------
Long term debt:
Fixed rate                 $28,004      $30,742      $33,755      $1,282,250      $1,374,751      $1,466,113
Average interest rate         9.38%        9.38%        9.38%           9.38%           9.38%

The fair value of the Company's mortgage loan payable is estimated based on the discounting of future cash flows at interest rates that management believes reflects the risks associated with mortgage loan payable at similar risk and duration.

Item 8.   Financial Statements and Schedules


                                                                         Page
                                                                         ----

Report of Independent Auditors........................................   II-10
Consolidated Balance Sheets as of December 31, 1998 and
  December 31, 1997...................................................   II-11
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996....................................   II-12
Consolidated Statements of Stockholder's Equity for the years
  ended December 31, 1998, 1997 and 1996..............................   II-13
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996....................................   II-14
Notes to Financial Statements.........................................   II-15

Report of Independent Auditors



The Board of Directors and Shareholders
Cedar Income Fund, Ltd.



We have audited the accompanying consolidated balance sheets of Cedar Income Fund, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Income Fund, Ltd. at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ Ernst & Young

New York, NY
February 24, 1999

Item 8. Financial Statements and Supplementary Data


Cedar Income Fund, Ltd.
Consolidated Balance Sheets

                                                                          December 31,
                                                                    1998                1997
--------------------------------------------------------------------------------------------------------
Assets
  Real estate (Note 3)
         Land                                                   $ 4,144,705         $ 4,126,044
         Buildings and improvements                              14,759,062          14,636,843
                                                                -----------         -----------
                                                                 18,903,767          18,762,887
  Less accumulated depreciation                                  (4,698,109)         (4,217,699)
                                                                -----------         -----------
                                                                 14,205,658          14,545,188
  Mortgage loan receivable (Note 4)                                       -             564,437
                                                                -----------         -----------
                                                                 14,205,658          15,109,625
  Cash and cash equivalents (Note 2)                                678,196             407,216
  Rent and other receivables                                        108,196             130,615
  Interest receivable                                                     -               3,881
  Prepaid expenses                                                  107,283             109,624
  Deferred leasing commissions (Note 1)                             131,350             164,826
  Due from co-tenancy partner (Note 8)                               61,323                   -
  Deferred rental receivables (Note 1)                               21,500                   -
  Taxes held in escrow                                                9,809              15,896
                                                                -----------         -----------
  Total assets                                                  $15,323,315         $15,941,683
                                                                ===========         ===========
Liabilities and Shareholders' Equity
Liabilities
  Mortgage loan payable (Notes 2 and 6)                         $ 1,374,751         $ 1,400,259
  Accounts payable and accrued expenses                             172,358             162,320
  Due to co-tenancy partner (Note 8)                                 46,570              62,570
  Security deposits                                                  84,466              80,085
  Advance rents                                                      46,334               9,347
                                                                -----------         -----------
  Total liabilities                                               1,724,479           1,714,581

Limited partner's interest in consolidated
  Operating Partnership (Note 1)                                 10,309,316                   -

Shareholders' equity
  Common stock ($.01 and $1.00 par value,
    50,000,000 and 5,020,000 shares
    authorized, 542,111 and 2,245,411 shares
    issued and outstanding, respectively)                             5,421           2,245,411
  Additional paid-in capital                                      3,284,099          11,981,691
                                                                -----------         -----------
  Total shareholders' equity                                      3,289,520          14,227,102
                                                                -----------         -----------
  Total liabilities and shareholders' equity                    $15,323,315         $15,941,683
                                                                ===========         ===========

See the accompanying notes to financial statements.

Cedar Income Fund, Ltd.
Consolidated Statements of Operations

                                                                         Years ended December 31,
                                                                   1998            1997           1996
--------------------------------------------------------------------------------------------------------
Revenue
 Rents                                                         $2,505,372      $2,386,549     $2,121,866
 Interest                                                          59,653          81,309         95,160
                                                               ----------      ----------     ----------
                                                                2,565,025       2,467,858      2,217,026
Expenses
  Property expenses
         Real estate taxes                                        262,761         233,160        239,324
         Repairs and maintenance                                  252,320         385,806        255,621
         Utilities                                                163,279         159,672        146,772
         Management fees (Note 7)                                 126,520         130,084        128,053
         Insurance                                                 18,336          19,270         18,817
         Other                                                     73,737          92,396         95,517
                                                               ----------      ----------     ----------
  Property expenses, excluding depreciation                       896,953       1,020,388        884,104
         Depreciation                                             480,410         462,687        436,739
                                                               ----------      ----------     ----------
  Total property expenses                                       1,377,363       1,483,075      1,320,843
  Interest                                                        130,197         136,137        138,209
  Administrative fees (Note 7)                                     99,180         101,192        100,363
  Directors' fees and expenses                                     56,188          49,417         42,382
  Other administrative                                            632,199         197,851         53,613
                                                               ----------      ----------     ----------
                                                                2,295,127       1,967,672      1,655,410
                                                               ----------      ----------     ----------
Net income before limited partner's
  interest in Operating Partnership                               269,898         500,186        561,616
Limited partner's interest                                        (89,950)              -              -
                                                               ----------      ----------     ----------
Net income                                                     $  179,948      $  500,186     $  561,616
                                                               ==========      ==========     ==========
Basic and diluted net income per share                         $      .13      $      .22     $      .25
                                                               ==========      ==========     ==========
Dividends to shareholders                                      $  557,504      $  898,164     $  898,164
                                                               ==========      ==========     ==========
Dividends to shareholders per share                            $      .40      $      .40     $      .40
                                                               ==========      ==========     ==========
Average number of shares outstanding                            1,393,761       2,245,411      2,245,411
                                                               ==========      ==========     ==========

See the accompanying notes to financial statements.

Cedar Income Fund, Ltd.
Consolidated Statements of Shareholders' Equity
Years ended December 31, 1998, 1997 and 1996

-----------------------------------------------------------------------------------------------------------------

                                                            Additional          Undistributed          Total
                                           Common             Paid-In               Net            Shareholders'
                                            Stock             Capital             Earnings            Equity

-----------------------------------------------------------------------------------------------------------------
Balance at January 1, 1996               $ 2,245,411       $ 12,716,217         $       -         $ 14,961,628
  Net earnings                                     -                  -           561,616              561,616
  Dividends to shareholders                        -           (336,548)         (561,616)            (898,164)
                                         -----------       ------------         ---------          -----------

Balance at December 31, 1996               2,245,411         12,379,669                 -           14,625,080
  Net earnings                                     -                  -           500,186              500,186
  Dividends to shareholders                        -           (397,978)         (500,186)            (898,164)
                                         -----------       ------------         ---------          -----------

Balance at December 31, 1997               2,245,411         11,981,691                 -           14,227,102
  Net earnings                                     -                  -           179,948              179,948
  Dividends to shareholders                        -           (377,556)         (179,948)            (557,504)
  Change in par value (Note 1)              (536,690)           536,690                 -                    -
  Canceled shares (Note 1)                (1,703,300)         1,703,300                 -                    -
  Limited partner's interest in
    Operating Partnership (Note 1)                 -        (10,560,026)                -          (10,560,026)
                                         -----------       ------------         ---------          -----------

Balance at December 31, 1998             $     5,421       $  3,284,099         $       -          $ 3,289,520
                                         ===========       ============         =========          ===========

See the accompanying notes to financial statements.

Cedar Income Fund, Ltd.
Consolidated Statements of Cash Flows

                                                                            Years ended December 31,
                                                                    1998            1997                1996
------------------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                   $    179,948       $ 500,186            $ 561,616
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Limited partner's interest in Operating Partnership              89,950               -                    -
  Depreciation and amortization                                   483,161         466,353              436,739
  Increase in deferred rental receivable                          (21,500)              -                    -
Changes in operating assets and liabilities:
  (Decrease) increase in rent and other receivable                 22,419         (35,202)             (15,200)
  Decrease in interest receivable                                   3,881              65                   61
  Increase in prepaid expenses                                       (410)        (28,532)             (40,483)
  Increase (decrease) in deferred lease commissions                33,477         (48,678)              (1,341)
  Increase (decrease) in tax held in escrow                         6,087           1,801              (14,117)
  Increase in accounts payable                                     10,038          58,983                3,664
  Decrease in amounts due from co-tenancy partner                 (61,323)              -                    -
  (Increase) decrease in due to co-tenancy partner                (16,000)         26,032                7,776
  Security deposits collected, net                                  4,381          13,430                 (214)
  Increase (decrease) in advance rents                             36,986          (5,700)               6,528
                                                            -------------       ---------            ---------
Net cash provided by operating activities                         771,095         948,738              945,029

Cash Flows from Investing Activities
  Capital expenditures                                           (140,880)       (299,985)            (136,319)
  Sale and collection of mortgage loan receivable                 564,437           9,554                8,778
                                                            -------------       ---------            ---------
Net cash provided by (used) in investing activities               423,557        (290,431)            (127,541)

Cash Flow from Financing Activities
  Principal portion of scheduled mortgage payments                (25,508)        (23,233)             (21,162)
  Dividends paid                                                 (557,504)       (898,164)             898,164
  Distributions to limited partner                               (340,660)              -                    -
                                                            -------------       ---------            ---------
Net cash used in financing activities                            (923,672)       (921,397)            (919,326)
                                                            -------------       ---------            ---------

Net increase (decrease) in cash and cash equivalents              270,980        (263,090)            (101,838)
Cash and cash equivalents at beginning of the period              407,216         670,306              772,144
                                                            -------------       ---------            ---------
Cash and cash equivalents at end of the period               $    678,196       $ 407,216             $670,306
                                                            =============       =========            =========

Supplemental Disclosure of Cash Activities
Interest paid                                                $    130,197       $ 136,137            $ 138,209
                                                            =============       =========            =========

Supplemental Disclosure of Non-Cash Financing
Activities
Canceled shares                                              $ (1,703,300)      $       -            $       -
                                                            =============       =========            =========
Decrease in par value from $1 to $.01                        $   (506,690)      $       -            $       -
                                                            =============       =========            =========
Recordation of initial limited
   partner's interest                                        $(10,560,026)      $       -            $       -
                                                            =============       =========            =========

See the accompanying notes to financial statements.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                               December 31, 1998

1. Description of Business and Significant Accounting Policies

Background, Organization and Reorganization of the Company

Cedar Income Fund, Ltd. ("Old Cedar") was incorporated in Iowa on December 10, 1984. Old Cedar's public offerings of common stock completed in 1986 and 1988 raised nearly $19 million. Old Cedar invested the proceeds from these offerings in four real estate properties and a mortgage loan participation, utilizing only a minimum amount of indebtedness against the properties. The mortgage loan participation has since been liquidated (see Note 4).

On April 2, 1998, Cedar Bay Company, a New York general partnership ("CBC"), pursuant to a tender offer to purchase all of the outstanding shares of common stock of Old Cedar for $7.00 per share in cash (the "Offer"), acquired 1,893,038,335 shares of Old Cedar's outstanding Common Stock, $1.00 par value per share ("Old Common Stock") representing approximately 85% of the outstanding shares.

On June 26, 1998, Old Cedar merged with and into Cedar Income Fund, Ltd., a Maryland corporation (the "Company") newly formed as a wholly-owned subsidiary of Old Cedar. Immediately thereafter, the Company assigned substantially all of its assets and liabilities to a newly-formed Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"), in exchange for an aggregate of 2,245,411 units of the Operating Partnership ("Units"), which constituted the sole general partnership interest and all of the limited partnership interests in the Operating Partnership. After such assignment, CBC exchanged 1,703,300 shares of the Company's Common Stock, $.01 par value per share ("New Common Stock"), for 1,703,300 limited partnership Units in the Operating Partnership owned by the Company. The shares of New Common Stock were cancelled by the Company upon their exchange by CBC. Following these transactions, CBC owned 189,737 shares of New Common Stock, aggregating approximately 35% of the issued and outstanding shares of New Common Stock. There were 542,111 shares of New Common Stock outstanding as of December 31, 1998. The Company's shares are traded on the NASDAQ Small Cap Market under the symbol "CEDR".

Description of Business

The Company is engaged in ownership, management, operation and leasing of real estate properties, principally office and retail located in four U.S. states:
Utah, Illinois, Florida and Kentucky.

The Company, through its Operating Partnership, owns and operates three office properties aggregating approximately 224,000 square feet located in Jacksonville, Florida, Salt Lake City, Utah and Bloomington, Illinois and a 50% co-tenancy interest in a 74,000 square foot retail property located in Louisville, Kentucky.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Basis of Presentation and Summary of Significant Accounting Policies

Consolidation Policy and Related Matters

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of December 31, 1998. All significant intercompany balances and transactions have been eliminated in consolidation.

Since the Company owns the sole general partnership interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of December 31, 1998.

The limited partner's interest as of December 31, 1998 (currently owned entirely by CBC) represents approximately a 76% limited partnership interest in the equity of the Operating Partnership.

Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

The accompanying financial statements include its 50% co-tenancy interest in the assets, liabilities and operations of the retail property.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the accompanying balance sheets. Contractually due but unpaid rents are included in tenant receivables on the accompanying balance sheets. Certain lease agreements provide for reimbursement on real estate taxes, insurance, common area maintenance costs and indexed rental increases, which are recorded on an accrual basis.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Real Estate

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to forty years for buildings and improvements. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related leases.

Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

Deferred Costs

Leasing fees and loan costs are capitalized and amortized over the life of the related lease or loan.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (FAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options. No stock options have been granted to date.

The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees, 500,000 of the Company's authorized shares of Common Stock have been reserved for the issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of December 31, 1998, no options have been granted under the Plan.

Earnings Per Share

Statement of Financial Accounting Standard Board ("FASB") No. 128, Earnings per Share, was issued and adopted by the Company during 1997. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)


basic and diluted earnings per share. Since the Company has no potentially dilutive securities outstanding, basic and diluted net income per share in accordance with Statement No. 128 are the same and do not differ from amounts previously reported as net income per share (primary earnings per share). Accordingly, basic and diluted net income per share are computed using the weighed average number of shares outstanding during the year.

Basic and diluted net income per share are based on the weighted average number of shares outstanding (1,393,761 in 1998 and 2,245,411 for the years 1997 and 1996). Dividends to shareholders per share are based on the actual number of shares outstanding on the respective dates.

Recent Pronouncements

In 1997, the FASB issued the following statements (i) Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 17, 1997. SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company's financial position or results of operations (ii) Statement No. 131 "Disclosures about segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations, but did affect the disclosure of segment information.

Income Taxes

The Company generally will not be subject to federal income taxes as long as it qualifies as a real estate investment trust "REIT" under Section 856-869 of the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements of the code relating to income and assets. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 95% of its taxable income to qualify as a REIT. As distributions, for federal income tax purposes, have exceeded taxable income, no federal income tax provision has been reflected in the accompanying consolidated financial statements. State income taxes are not significant.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Impairment of Long-Lived Assets

The Company reviews its real estate assets if indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount. Measurement is based upon the fair value of the asset. As of December 31, 1998, management determined that no impairment indicators exist.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate their fair values.

Mortgage loan payable: The fair value of the mortgage loan payable is estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loans.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

2. Fair Value of Financial Instruments (continued)

The following sets forth a comparison of the fair values and carrying values of the Company's financial instruments subject to the provisions of Statement of Financial Accounting Standard No. 107:

                                                 1998                               1997
                                      ---------------------------         --------------------------
                                      Carrying          Fair              Carrying         Fair
                                      Value             Value             Value            Value
                                      ---------------------------         --------------------------
   Assets
     Mortgage loan receivable         $        -       $        -         $  564,437      $  581,013
                                      ==========       ==========         ==========      ==========
     Cash and cash equivalents        $  678,196       $  678,196         $  407,216      $  407,216
                                      ==========       ==========         ==========      ==========
   Liabilities
     Mortgage loan payable            $1,374,751       $1,466,113         $1,400,259      $1,526,689
                                      ==========       ==========         ==========      ==========

3. Real Estate and Accumulated Depreciation

The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership. In 1998, the Company incurred capital expenditures of $140,880. Improvements for new and existing tenants totaled $47,531. Transfer taxes of $93,349 were paid in connection with the transfer of the Company's assets to the Operating Partnership. Such taxes have been capitalized and allocated 20/80 between land and building and the building portion is being amortized over forty years. In 1997 the Company incurred capital expenditures of $299,985. The improvements consisted of tenant build-outs and the development of additional parking. Information regarding the Company's investment in each property is presented in the Schedule of Real Estate and Accumulated Depreciation that follows.

Information on Real Estate and Accumulated Depreciation



                                                                                                    Gross Amount at Which Carried
                                                    Initial Cost to Company                                December 31, 1998
                                                    -----------------------                          ---------------------------

Property Description                                                            Subsequent
Name and Location              Amount of                       Buildings &         Cost                        Buildings &
of Property                   Encumbrance          Land        Improvements     Capitalized         Land       Improvements
--------------------------------------------------------------------------------------------------------------------------------
Germantown Square             $        --     $   678,675     $  2,284,999      $  776,702      $  683,365      $ 3,057,011
  Louisville, Kentucky
  (Shopping Center)

Corporate Center East                  --         475,000        1,746,783         337,610         479,600        2,079,793
  Bloomington, Illinois
  (Office Building)

Broadbent Business Center       1,374,751         595,000        3,462,950         526,977         599,681        3,985,246
  Salt Lake City, Utah
  (Office/Service Facility)

Southpoint Parkway Center              --       2,005,495        4,500,000       1,513,576       2,382,059        5,637,012
  Jacksonville, Florida
  (Office/Service Facility)
--------------------------------------------------------------------------------------------------------------------------------

                               $1,374,571      $3,754,170      $11,994,732      $3,154,865      $4,144,705      $14,759,062
                               ==========      ==========      ===========      ==========      ==========      ===========



                      Gross Amount at Which Carried
                           December 31, 1998
                      ------------------------------
                                                                                            Life on Which
Property Description                                                                        Depreciation
Name and Location                                     Accumulated      Date       Date      is Computed
of Property                     Total                 Depreciation     Built    Acquired     (in years)
----------------------------------------------------------------------------------------------------------

Germantown Square            $ 3,740,376               $  766,575      1988       9/88        10-40
  Louisville, Kentucky
  (Shopping Center)

Corporate Center East          2,559,393                  524,453       1987       3/88        10-40
  Bloomington, Illinois
  (Office Building)

Broadbent Business Center      4,584,927                1,266,451       1978       3/87        10-40
  Salt Lake City, Utah
  (Office/Service Facility)

Southpoint Parkway Center      8,019,071                2,140,630       1984       5/86        10-40
  Jacksonville, Florida
  (Office/Service Facility)
----------------------------------------------------------------------------------------------------------
                             $18,903,767               $4,698,109
                             ===========               ==========



                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

3. Real Estate and Accumulated Depreciation (continued)

The activity in real estate and related accumulated depreciation for the three-year period ended December 31, 1998 is summarized in the table below.

                                                              Years ended December 31,
                                                          1998        1997           1996
--------------------------------------------------------------------------------------------
Cost
Beginning of year                                    $18,762,887  $18,462,902    $18,326,583
  Additions during year improvements                     140,880      299,985        136,319
                                                     -----------  -----------    -----------

End of year                                          $18,903,767  $18,762,887    $18,462,902
                                                     ===========  ===========    ===========
Accumulated Depreciation
Beginning of year                                    $ 4,217,699  $ 3,755,012    $ 3,318,273
    Additions during year depreciation expense           480,410      462,687        436,739
                                                     -----------  -----------    -----------

End of year                                          $ 4,698,109  $ 4,217,699    $ 3,755,012
                                                     ===========  ===========    ===========


4. Mortgage Loan Receivable

On September 20, 1993, Old Cedar purchased a 30% participation in a promissory note from Life Investors, an affiliate of AEGON, the Company's former advisor. The participation was acquired for an investment of $600,000 with a yield of 8.25% to Old Cedar. The promissory note which was to mature in August 2000, and was secured by a deed of trust on the Woodbury Office Plaza in Woodbury, Minnesota, was repurchased by Life Investors, as permitted under the note, for cash in the amount of $561,920 on March 30, 1998.

Information on Mortgage Loan Receivable

                                                        Periodic Payment
                                                              Terms
                                                        ----------------
                                                                                                                        Carrying
                                                                                                    Face Amount of     Amount of
                                               Stated    Final         Annual           Balloon         Mortgage        Mortgage
Property Description               Date of    Interest  Maturity      Principal       Payment at     Receivable at    December 31,
Name and Property Location        Mortgage      Rate      Date      and Interest      March 1998      Acquisition         1998
------------------------------------------------------------------------------------------------------------------------------------
Woodbury Plaza
  Woodbury, Minnesota              8-1-93       8.25%    8-1-00        $56,577         $561,920        $600,000            --


                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

4. Mortgage Loan Receivable (continued)

The activity for the mortgage loan receivable for the three-year period ended December 31, 1998, is summarized as follows:


                                       Years ended December 31,
Mortgage Loan Receivable          1998          1997           1996
----------------------------------------------------------------------

Principal
Beginning of year              $ 564,437      $573,991       $582,769
Deductions during year
  scheduled payments              (2,517)       (9,554)        (8,778)
Purchase                        (561,920)            -              -
                               ---------      --------       --------

End of year                    $       -      $564,437       $573,991
                               =========      ========       ========

5. Leased Assets

The Company's properties are leased to tenants under short-term, non-cancelable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are approximately as follows:

                  Year                                 Amount
                  ---------------------------------------------
                  1999                               $1,878,600
                  2000                                1,264,300
                  2001                                1,014,300
                  2002                                  678,700
                  2003                                  429,300
                  Thereafter                          1,696,200
                                                     ----------
                                                     $6,961,400
                                                     ==========

Contingent rentals (expense recoveries) provided by various leases were included in rental income for 1998, 1997 and 1996 of $281,874, $284,219 and $238,461
respectively.

The Company derived 10% or more of its revenue from two major tenants in 1998. Revenues from GSA, a tenant at Southpoint, was $534,648 in 1998. Revenues from Winn Dixie, a tenant at Germantown, was $349,466 in 1998.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

6. Mortgage Loan Payable

On October 30, 1992 the Company borrowed $1,500,000 to finance an existing property. As of December 31, 1998, the mortgage outstanding principal balance is $1,374,751. This loan is collateralized by Broadbent Business Center, with a carrying amount of $3,318,485. The mortgage requires the repayment of principal based on a 30 year amortization schedule at an interest rate of 9.375% and matures November 1, 2002. At maturity there will be a balloon payment of $1,254,779. There is a prepayment provision which states from 10/97 to 10/98
5% will be charged which declines by 1% per year thereafter.

Principal payments on the outstanding balance due in the next four years are summarized as follows:

                                             Principal
                           Year               Payments
                           ---------------------------
                           1999             $   28,004
                           2000                 30,742
                           2001                 33,755
                           2002              1,282,250
                                            ----------
                                            $1,374,751
                                            ==========

7. Related Party Transactions

The Company has entered into an agreement with Cedar Bay Realty Advisors, Inc. ("Cedar Bay") to provide administrative and advisory services for a monthly base fee of 1/12 of 3/4 of 1% of the estimated current value of real estate plus 1/12 of 1/4 of 1% of the estimated current value of all assets of the Company other than real estate, and an annual subordinated incentive fee equal to 15% of the gain on property sold subject to certain limitation. This agreement is substantially the same as the previous agreement entered into with AEGON, which expired on April 3, 1998. Cedar Bay also provides real estate acquisition services for a fee equal to 5% of the gross purchase price of property acquired and disposition services for a fee equal to 3% of the gross sales price of property sold, subject to certain limitations. The administrative and advisory agreement is for a period of one year, automatically renewed annually and cancelable on 60 days' written notice by either party.

With the exception of Germantown Square Shopping Center in Louisville, Kentucky ("Germantown Square"), Brentway Management LLC (the "Property Manager") provides property management services to the Company's real property for a monthly fee equal to 5% of the gross income from properties managed. The Property Manager also provides leasing services to the Company for a fee of up to 6% of the rent to be paid during the term of the lease procured. The management agreement is for a period of one year, automatically renewed annually and cancelable on 60 days' written notice by either party. This agreement is essentially the same as

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

7. Related Party Transactions (continued)

the previous agreement with AEGON. Due to Life Investors' continuing ownership of the other 50% co-tenancy therein, AEGON continues to manage
Germantown Square upon similar terms as described above.

The Company, has entered into a Financial Advisory Agreement with HVB Capital Markets Inc., as successor to B.V. Capital Markets, Inc. pursuant to which HVB has agreed to perform the following services as financial advisor to the
Company: (a) advise on acquisition financing and/or lines of credit for future acquisitions; (b) advise on acquisitions of United States real property interests and the consideration to be paid therefor; (c) advise on private placements of the shares of the Company; (d) assist the Board of Directors in developing suitable investment parameters for the Company; (e) develop and maintain contacts on behalf of the Company with institutions with substantial interests in real estate and capital markets; (f) advise the Board with respect to additional private or public offerings of equity securities of the Company;
(g) review certain financial policy matters with consultants, accountants, lenders, attorneys and other agents of the Company; and (h) prepare periodic reports of its performance of the foregoing services. As compensation for the foregoing services, the Company is required to pay HVB, (i) .25% of the Company's net asset value, less any indebtedness affecting such net value, but in any event, not less than $100,000 per year; (ii) a one-time payment of 1.5% of 90% of the agreed value of properties contributed to the Company or its affiliates by persons introduced to the Company by HVB; and (iii) upon the Company becoming self-administered, a one-time payment equal to five times the annual fee income attributable to fee receipts from clients or contacts of HVB that have contributed property to the Company. The term of the HVB Agreement is for a period of one (1) year and is automatically renewed for an additional year subject to the right of either party to cancel at the end of any year upon 60 days' written notice. One of the directors of the Company is an officer of HVB.

In September 1993, the Company purchased participations in promissory notes owned by various affiliates of AEGON. In March 1998, the affiliates of AEGON exercised their right to repurchase the entire mortgage receivable from the Company. The Company invested the proceeds in the Company's money market fund. The Company received interest income from the participations of $2,517, $46,933 and $47,691 for the first quarter of 1998, and the full years 1997 and 1996 respectively.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

7. Related Party Transactions (continued)

The following schedule represents amounts paid to related parties:

                             Cedar Income Fund, Ltd.
      Schedule of Management, Administrative and Advisory and Leasing Fees

                                                                Years ended December 31,
                                    Jan 1 -         Apr 1 -
                                 Mar 31, 1998    Dec 31, 1998      1997        1996
                                 -------------------------------------------------------
Management Fees
AEGON                             $31,952          $16,440       $119,328   $106,093
Brentway                                -           44,587              -          -

Leasing Fees
AEGON                              23,561                -         44,906     36,901

Administrative and Advisory
Cedar Bay                               -           73,404              -          -
AEGON                              25,770                -        101,192    100,363
HVB                                     -           58,808              -          -

8. Co-tenancy Interest

On September 28, 1988, the Company purchased a 50% co-tenancy interest in Germantown Square Shopping Center in Louisville, Kentucky. The remaining 50% co-tenancy interest is owned by Life Investors an affiliate of AEGON. Germantown is managed solely by AEGON. The Company paid management fees of $16,440 for the period April 1, 1998 to December 31, 1998. As of December 31, 1998, due to co-tenancy partner, and due from co-tenancy partner was $46,570 and 61,323, respectively.

9. Segment Disclosures

The Company owns all of the interests in real estate properties through the Operating Partnership. The Company's portfolio consists of three commercial properties and one retail property, located respectively in Illinois, Utah, Florida and Kentucky. Each of the properties are evaluated on an individual basis by the President and Treasurer, who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation.

The following table sets forth the components of the Company's revenue and expenses and other related disclosures as required by FAS Statement No.131 for the year ended December 31, 1998:

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

9. Segment Disclosures (continued)


                             Cedar Income Fund, Ltd.
                        Combined Statement of Operations
                          Year ended December 31, 1998

                                  Southpoint       Corporate           Broadbent       Germantown       Financial       Consolidated
                                   Parkway        Center East       Business Center      Square         and Other           Totals
REVENUES
Rents                            $  967,978       $  298,586          $  619,127      $  337,807        $       -        $ 2,223,498
Expense recoveries                   11,437           24,841             166,566          79,030                -            281,874
Interest                                  -                -                   -               -           59,653             59,653
                                 ----------       ----------          ----------      ----------        ---------        -----------
Total revenues                      979,415          323,427             785,693         416,837           59,653          2,565,025
                                 ----------       ----------          ----------      ----------        ---------        -----------
EXPENSES
Real estate tax                     113,633           50,710              60,669          37,749                             262,761
Repairs and maintenance             122,763           22,388              83,384          23,785                             252,320
Utilities                            92,043           35,696              27,404           8,136                             163,279
Management fee                       48,981           16,303              39,249          21,987                             126,520
Insurance                             7,271            1,385               6,787           2,893                              18,336
Other                                30,016           13,840              23,658           6,223                              73,737
Depreciation                        216,171           73,556             112,326          78,357                             480,410
Interest                                  -                -             130,197               -                             130,197
Directors' fees and expenses              -                -                   -               -           56,188             56,188
Administrative fee                        -                -                   -               -           99,180             99,180
Other administrative expenses             -                                                               632,199            632,199
                                 ----------       ----------          ----------      ----------        ---------        -----------

Total expenses                      630,878          213,878             483,674         179,130          787,567          2,295,127
                                 ----------       ----------          ----------      ----------        ---------        -----------

Net income (loss)
  from operations before
  limited partner's interest     $  348,537       $  109,549          $  302,019      $  237,707        $(727,914)       $   269,898
                                 ==========       ==========          ==========      ==========        =========        ===========
Total assets                     $6,061,972       $2,119,423          $3,393,240      $3,102,363        $ 646,317        $15,323,315
                                 ==========       ==========          ==========      ==========        =========        ===========

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

10. Selected Quarterly Financial Data (Unaudited)

                                                                        Quarter Ended
                                                 ------------------------------------------------------------        Year Ended
             Year                                  3/31             6/30             9/30            12/31              12/31
------------------------------------------------------------------------------------------------------------------------------------
             1998
Revenue                                          $670,324         $644,278         $635,612         $614,811         $2,565,025
Net income (loss)                                 175,726           20,686           (8,581)          (7,883)           179,948
Basic and diluted net income per share                .08              .01              .00              .00                .10
------------------------------------------------------------------------------------------------------------------------------------
             1997
Revenue                                          $560,915         $623,622         $626,237         $657,084         $2,467,858
Net income                                        124,207          182,421          181,052           12,506            500,186
Basic and diluted net income per share                .06              .08              .08              .00                .22
------------------------------------------------------------------------------------------------------------------------------------
             1996
Revenue                                          $582,292         $544,903         $557,005         $532,826         $2,217,026
Net income                                        166,021          128,924          132,676          133,995            561,616
Basic and diluted net income per share                .07              .06              .06              .06                .25


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Part III.

Item 10. Directors and Executive Officers of the Registrant

LEO S. ULLMAN, age 59, is Chairman of the Board and President of the Company and has been President of SKR Management Corp. from 1994 through the current date; Chairman of Brentway Management LLC from 1994 through the current date; President of Cedar Bay Realty Advisors, Inc. since its formation in January 1998. Mr. Ullman has also been the President and sole director of Selbridge Corp. and Buttzville Corp. (the two partners of CBC) from 1994 through the current date. From 1992 through 1995, Mr. Ullman was President of API Management Services Corp. and API Asset Management, Inc. Mr. Ullman has been involved in real estate property and asset management for approximately twenty years. Mr. Ullman has been a member of the New York Bar since 1966. From 1993 until the end of 1998, Mr. Ullman served as "of counsel" to the New York office of the law firm Schnader Harrison Segal & Lewis, LLP. Mr. Ullman became Chairman of the Board of Directors of the Company in 1998.

J.A.M.H. DER KINDEREN, age 58, was the Director of Investments from 1984 through 1994 for Rabobank Pension Fund, and has been or is Chairman of the Board of the following entities: Noro America Real Estate B.V. (1995-present); Noro Amerika Vast Goed B.V. (1985-present); Mass Mutual Pierson (M.M.P.) (1988-present); and, from 1996 to the present, a director of Warner Building Corporation. Mr. der Kinderen became a Director of the Company in 1998.

EVERETT B. MILLER, III, age 51, is currently the Senior Vice President and Chief Executive Officer of Commonfund Realty, Inc. a regulated investment advisor. Prior to that, starting in March 1997, Mr. Miller was the Senior Vice President and Chief Executive Officer of two finite REITs, Endowment Realty Investors and Endowment Realty Investors II. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior to that, Mr. Miller was employed for twenty years at Travelers Realty Investment Co., at which his last position was Senior Vice President. Mr. Miller became a Director of the Company in 1998.

BRENDA J. WALKER, age 46, is Vice President and Treasurer of the Company and has been Vice President of SKR Management Corp. from 1994 through the current date; President of Brentway Management LLC from 1994 through the current date; Vice President of API Management Services Corp. and API Asset Management, Inc. from 1992 through 1995. Ms. Walker has been involved in real estate property and asset management for approximately twenty years. Ms. Walker became Vice President, Treasurer and Director of the Company in 1998.


                                                                           III-1

JEAN-BERNARD WURM, age 49, has been a Director of HVB Capital Markets, Inc. and its predecessor, B.V. Capital Markets, Inc. since January 1, 1993. Mr. Wurm began his career with J.P. Morgan in Paris in the International Money Management Group in Frankfurt as a corporate lending officer before moving to the U.S. in 1979. In 1986, Mr. Wurm started advising European investors in the U.S. real estate market. From 1989 to 1992, Mr. Wurm was the President of U.S. Land which provided European lenders with expertise and support in the workout or disposition of their U.S. real estate assets. Mr. Wurm has been a member of the finance committee of the GMHC since 1986 and has also been Treasurer of the Sciences-Po Alumni Association for the last two years and a member of the Board since 1988. Mr. Wurm became a Director of the Company in 1998.

THEODORE FICHTENHOLZ, age 52, has been a private practicing attorney since 1993. His offices are located in central Connecticut. He was first admitted to the Bar in 1974 in New York. Mr. Fichtenholz's practice specializes in real estate and financing matters. From 1985 until 1993, Mr. Fichtenholz was Managing Attorney for Chase Enterprises, a privately held real estate company. From 1977 until 1985, Mr. Fichtenholz was a partner in a New York City law firm. Prior to 1977, Mr. Fichtenholz held various positions with the City of New York. Mr. Fichtenholz became a Director of the Company in 1998.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company believes that during 1998 all of its officers, directors and holders of more than 10% of its Common Stock complied with all filing requirements under
Section 16(a) of the Securities Exchange Act of 1934, except as follows: Messrs. der Kinderen, Miller and Wurm have not yet filed their Forms 3 reporting on their election as directors of the Company.

Item 11. Executive Compensation

The officers and directors of the Company who are also affiliated with CBC do not receive any remuneration for their services to the Company other than reimbursement of travel and other expenses incurred in connection with their duties. During 1998, directors not affiliated with CBC, Mr. Miller, Mr. Wurm and Mr. der Kinderen received a prorated annual fee of $3,750 plus $750 for each board meeting attended. Mr. Fichtenholz received a prorated annual fee of $1,250 plus $750 for each board meeting attended.

The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 1998, 500,000 of the Company's authorized shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of December 31, 1998, no options have been granted under the Plan.

                                                                           III-2

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Shares of the Company as of March 1, 1999. Each such owner has sole voting and investment powers with respect to the Shares owned by it.

Name and Address                    Amount and Nature                 Percent
of Beneficial Owner              of Beneficial Ownership             of Class

Cedar Bay Company (1)                    1,893,037                      84%
c/o Brentway Management LLC
44 South Bayles Avenue, #304
Port Washington, New York  11050

Security Ownership of Management

The following table sets forth the number of shares of the Company beneficially owned as of March 1, 1999 by each director, nominee, and officer and by all Directors, nominees and officers as a group (6 persons).

Name and Address                    Amount and Nature                 Percent
of Beneficial Owner              of Beneficial Ownership             of Class

Leo S. Ullman (2)                        1,893,037                      84%
Brenda J. Walker                               100                      *
J.A.M. H. der Kinderen                         100                      *
Everett B. Miller, III                         100                      *
Jean-Bernard Wurm                                0
Theodore Fichtenholz                             0

*Such holdings represent less than one percent of the outstanding shares.

(1) Represent 189,737 shares of New Common Stock and 1,703,300 limited partnership units in the Operating Partnership.

(2) Mr. Ullman may be deemed to be the beneficial owner of 1,893,037 shares owned by CBC. Mr. Ullman disclaims beneficial ownership of such shares.



                                                                           III-3

Item 13. Certain Relationships and Related Transactions

The Company has no employees and has contracted with Cedar Bay Realty Advisors, Inc., a New York corporation, ("Cedar Bay") to provide the Company with administrative, advisory, acquisition, divestiture, property management, leasing and stockholder services. A description of the agreements between Cedar Bay and certain of its affiliates and the Company follows. The description of the agreements is qualified in its entirety by reference to the terms and provisions of such agreements. CBC is a New York general partnership. The Point Associates, L.P. a Pennsylvania limited partnership, and Triangle Center Associates, L.P. a Pennsylvania limited partnership, are the sole partners of CBC. The general partner of The Point Associates, L.P. is Selbridge Corp., a Delaware corporation. The general partner of Triangle Center Associates is Buttzville Corp., a Delaware corporation. Leo S. Ullman is the sole limited partner in each of The Point Associates, L.P. and Triangle Center Associates, L.P. and is an executive officer and a Director of each of Selbridge Corp. and Buttzville Corp.

Cedar Bay is wholly-owned by Mr. Ullman. Mr. Ullman is President and a Director of, and Brenda J. Walker is Vice President of, Cedar Bay.

Brentway Management LLC, a New York limited liability company ("Brentway"), is owned by Mr. Ullman and Ms. Walker. Mr. Ullman is Chairman and Ms. Walker is President of Brentway.

Administrative and Advisory Services

Cedar Bay provides administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement"). The term of the Advisory Agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel the Advisory Agreement upon 60 days' written notice.

Under the Advisory Agreement, Cedar Bay is obligated to: (a) provide office space and equipment, personnel and general office services necessary to conduct the day-to-day operations of the Company; (b) select and conduct relations with accountants, attorneys, brokers, banks and other lenders, and such other parties as may be considered necessary in connection with the Company's business and investment activities, including, but not limited to, obtaining services required in the acquisition, management and disposition of investments, collection and disbursement of funds, payment of debts and fulfillment of obligations of the Company, and prosecuting, handling and settling any claims of the Company; (c) provide property acquisition and disposition services, research, economic and statistical data, and investment and financial advice to the Company; and (d) maintain appropriate legal, financial, tax, accounting and general business records of activities of the Company and render appropriate periodic reports to the directors and stockholders of the Company and to regulatory agencies, including the Internal Revenue Service, the Securities and Exchange Commission, and similar state agencies.


                                                                           III-4

Cedar Bay receives fees for its administrative and advisory services as follows:
(a) a monthly administrative and advisory fee equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company, plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company; (b) an acquisition fee equal to 5% of the gross purchase price (before expenses and without deducting indebtedness assumed) of any real property acquired during the term of the Advisory Agreement; provided that the total of all such acquisition fees plus acquisition expenses in connection with the purchase of any real property shall be reasonable and shall not exceed 6% of the amount paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses; and (c) a disposition fee equal to 3% of the gross sales price (before expenses but without deducting any indebtedness against the property) of any real property disposed of during the term of the Advisory Agreement; provided that no disposition fee shall be paid unless and until the stockholders have received certain distributions from the Company. In addition, Cedar Bay may receive one-half of the brokerage commission on such a disposition but only up to 3% of the price actually paid for the property, subject to certain limitations. Furthermore, if the Advisory Agreement is terminated prior to the liquidation of the Company, Cedar Bay will be entitled to payment of disposition fees based on the ratio of the number of years the Advisory Agreement was operative to the number of years from the date the Advisory Agreement was entered into that such fee became payable. The Company paid its former advisor approximately $101,000 in administrative fees for 1997. The Company paid $99,180 to Cedar Bay in 1998. No incentive, acquisition or disposition fees were paid in 1997 or 1998.

Management Services

With the exception of Germantown Square, Brentway provides property management and leasing services to the Company's real property pursuant to the management agreement. The term of the agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel upon 60 days' written notice. Under the agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting to the Company regarding property operations, and maintenance of insurance. All of the duties of Brentway are to be fulfilled at the Company's expense; provided, however, that the Company is not required to reimburse Brentway for personnel expenses other than for on-site personnel at the properties managed. Brentway receives fees for its property management services as follows: a monthly management fee equal to 5% of the gross income from properties managed and leasing fees up to 6% of the aggregate rent to be paid during the term of the lease procured. Due to Life Investors' ownership of the other 50% undivided interest therein, AEGON continues to manage the retail property, Germantown Square on terms similar to the above. As did the former manager in 1997, Brentway has subcontracted with various local management companies for site management and leasing services. Brentway was paid $44,587 in property management fees in 1998. (See Note 7).

                                                                           III-5

Financial Advisory Agreement

The Company has entered into a Financial Advisory Agreement (the "HVB Agreement") with HVB Capital Markets Inc., as successor to B.V. Capital Markets, Inc. ("HVB") pursuant to which HVB has agreed to perform the following services as financial advisor to the Company: (a) advise on acquisition financing and/or lines of credit for future acquisitions; (b) advise on acquisitions of United States real property interests and the consideration to be paid therefor; (c) advise on private placements of the shares of the Company; (d) assist the Board of Directors in developing suitable investment parameters for the Company; (e) develop and maintain contacts on behalf of the Company with institutions with substantial interests in real estate and capital markets; (f) advise the Board with respect to additional private or public offerings of equity securities of the Company; (g) review certain financial policy matters with consultants, accountants, lenders, attorneys and other agents of the Company; and (h) prepare periodic reports of its performance of the foregoing services. As compensation for the foregoing services, the Company is required to pay HVB, (i) .25% of the Company's net asset value, less any indebtedness affecting such net value, but in any event, not less than $100,000 per year; (ii) a one-time payment of 1.5% of 90% of the agreed value of properties contributed to the Company or its affiliates by persons introduced to the Company by HVB; and (iii) upon the Company becoming self-administered, a one-time payment equal to five times the annual fee income attributable to fee receipts from clients or contacts of HVB that have contributed property to the Company. The term of the HVB Agreement is for a period of one (1) year and is automatically renewed for an additional year subject to the right of either party to cancel at the end of any year upon 60 days' written notice. HVB was paid $58,808 for financial advisory services in 1998.

                                                                           III-6

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) List of Documents

1. Financial Statements.

The following financial statements are included in Item 8:

Consolidated Balance Sheets, December 31, 1998 and 1997.

Consolidated Statements of Operations, Years ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Shareholders' Equity, Years ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Cash Flows, Years ended December 31, 1998, 1997 and 1996.

Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

All other schedules have been omitted because they are not required, or because the required information, where material, is included in the financial statements or accompanying notes.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

3. Exhibits

   (3.1)  Articles of Incorporation.

   (3.2)  By-laws.

   (3.3)  Agreement of Limited Partnership for the Operating Partnership.

   (10.1) Administrative and Advisory Agreement dated April 2, 1998 between
          Cedar Bay Realty Advisors, Inc. and the Company.

   (10.2) Management Agreement dated April 2, 1998 between Brentway Management
          LLC and the Company.

   (10.3) Financial Advisory Agreement dated June 1, 1998 between BV Capital
          Markets, Inc. and the Company.

(b) Reports on Form 8-K.

    None

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

                                                     CEDAR INCOME FUND, LTD.


/s/ Leo S. Ullman                         /s/ Brenda J. Walker
------------------------------            --------------------------------------
Leo S. Ullman                             Brenda J. Walker
Chairman of the Board                     Vice President, Treasurer and Director
(principal executive officer)             (principal financial officer)


                                          /s/ Ann Maneri
                                          --------------------------------------
                                          Ann Maneri
                                          Controller
                                          (principal accounting officer)


March 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.


/s/ Jean-Bernard Wurm                     /s/ Everett B. Miller, III
------------------------------            --------------------------------------
Jean-Bernard Wurm                         Everett B. Miller, III
Director                                  Director

/s/ J.A.M.H. der Kinderen                 /s/ Theodore Fichtenholz
------------------------------            --------------------------------------
J.A.M.H. der Kinderen                     Theodore Fichtenholz
Director                                  Director


March 30, 1999

                                  EXHIBIT INDEX
Exhibit
 Item       Title or Description
-------     --------------------

 (3.1)      Articles of Incorporation.

 (3.2)      By-laws.

 (3.3)      Agreement of Limited Partnership for the Operating Partnership.

 (10.1) Administrative and Advisory Agreement dated April 2, 1998 between Cedar Bay Realty Advisors, Inc. and the Company.

 (10.2) Management Agreement dated April 2, 1998 between Brentway Management LLC and the Company.

 (10.3) Financial Advisory Agreement dated June 1, 1998 between BV Capital Markets, Inc. and the Company.

(b) Reports on Form 8-K.

    None

(c) The required exhibits applicable to this section are listed in Item 14(a)3.

(d) There are no financial statement schedules applicable to this section.