Form 10-Q
period 1999-03-31
CEDAR INCOME FUND LTD
filed 1999-05-17
CIK 761648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999    Commission file number 0-14510

                             CEDAR INCOME FUND, LTD.
             (Exact name of registrant as specified in its charter)

           Maryland                                              42-1241468
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

44 South Bayles Avenue, #304, Port Washington, NY                11050
  (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (516) 767-6492

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                      Name of each exchange on
Title of each class                                       which registered
-------------------                                  -------------------------
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

                                    Yes X No
                                       ---  ---


Based on the closing sales price on May 10, 1999 of $4.75 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,633,777.

The number of shares outstanding of the registrant's common stock $.01 par value was 542,111 on May 10, 1999.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

Cedar Income Fund, Ltd.
Consolidated Balance Sheets


                                                              March 31, 1999        December 31, 1998
                                                                (Unaudited)
-----------------------------------------------------------------------------------------------------
Assets
  Real estate
         Land                                                  $   4,144,705            $   4,144,705
         Buildings and improvements                               14,778,037               14,759,062
                                                                ------------             ------------
                                                                  18,922,742               18,903,767
  Less accumulated depreciation                                   (4,822,524)              (4,698,109)
                                                                ------------             ------------
Total real estate                                                 14,100,218               14,205,658

  Cash and cash equivalents                                          754,704                  678,196
  Rent and other receivables                                         132,920                  108,196
  Prepaid expenses                                                    81,693                  107,283
  Deferred leasing commissions                                       122,993                  131,350
  Due from co-tenancy partner                                         35,553                   61,323
  Deferred rental receivables                                         37,929                   21,500
  Taxes held in escrow                                                24,155                    9,809
                                                                ------------             ------------

  Total assets                                                 $  15,290,165             $ 15,323,315
                                                               =============             ============

Liabilities and Shareholders' Equity

Liabilities
  Mortgage loan payable                                        $   1,367,994            $   1,374,751
  Accounts payable and accrued expenses                              225,144                  172,358
  Due to co-tenancy partner                                            3,294                   46,570
  Security deposits                                                   86,089                   84,466
  Advance rents                                                       55,138                   46,334
                                                                ------------             ------------
  Total liabilities                                                1,737,659                1,724,479
                                                                ------------             ------------

Limited partner's interest in consolidated
  Operating Partnership                                           10,280,572               10,309,316

Shareholders' equity
  Common stock ($.01 par value,
    5,020,000 shares authorized,
    542,111 issued and outstanding)                                    5,421                    5,421
  Additional paid-in capital                                       3,266,513                3,284,099
                                                                ------------             ------------
  Total shareholders' equity                                       3,271,934                3,289,520
                                                                ------------             ------------
  Total liabilities and shareholders' equity                    $ 15,290,165             $ 15,323,315
                                                                ============             ============

Cedar Income Fund, Ltd.
Consolidated Statements of Operations (Unaudited)

                                                                           Three Months Ended
                                                                                 March 31,
                                                                       1999                  1998
-----------------------------------------------------------------------------------------------------
Revenue
 Rents                                                          $    653,246             $    639,038
 Interest                                                              7,020                   31,286
                                                                ------------             ------------
Total Revenue                                                        660,266                  670,324
                                                                ------------             ------------
Expenses
  Property expenses
         Real estate taxes                                            62,283                   59,609
         Repairs and maintenance                                      53,355                   71,459
         Utilities                                                    37,348                   35,666
         Management fees                                              30,550                   31,952
         Insurance                                                     4,386                    4,909
         Other                                                        19,661                   21,488
                                                                ------------             ------------
  Property expenses, excluding depreciation                          207,583                  225,083
         Depreciation                                                126,310                  121,016
                                                                ------------             ------------
  Total property expenses                                            333,893                  346,099
  Interest                                                            32,168                   33,687
  Administrative fees                                                 49,468                   25,776
  Directors' fees and expenses                                        27,868                   21,005
  Other administrative                                                38,658                   68,031
                                                                ------------             ------------
Total Expenses                                                       482,055                  494,598
                                                                ------------             ------------
Net income before limited partner's
  interest in Operating Partnership                             $    178,211             $    175,726
Limited partner's interest                                          (141,586)                    -
                                                                ------------             ------------
Net income                                                            36,625                  175,726
                                                                ============             ============

Basic and diluted net income per share                          $       0.07             $       0.08
                                                                ============             ============

Dividends to shareholders                                       $     54,211             $    224,541
                                                                ============             ============
Dividends to shareholders per share                             $       0.10             $       0.10
                                                                ============             ============

Average number of shares outstanding                                 542,111                2,245,411
                                                                ============             ============

Cedar Income Fund, Ltd.
Consolidated Statements of Shareholders' Equity (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                    Additional           Undistributed           Total
                                    Common          Paid-In                   Net             Shareholders'
                                     Stock          Capital                 Earnings             Equity
--------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998       $ 5,421         $3,284,099              $      -           $3,289,520

Net earnings after limited
  partner's interest                    -             -                        36,625             36,625
Dividends to shareholders               -             (17,586)                (36,625)           (54,211)
                                   -------         ----------              ----------         ----------
Balance at March 31, 1999          $ 5,421         $3,266,513              $       -          $3,271,934
                                   =======         ==========              ==========         ==========

Cedar Income Fund, Ltd.
Consolidated Statements of Cash Flows (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           1999               1998
----------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                             $    36,625         $   175,726
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Limited partner's interest in Operating Partnership                      141,586               -
  Depreciation and amortization                                            138,536             141,412
  Increase in deferred rental receivable                                   (16,429)              -
Changes in operating assets and liabilities:
  Increase in rent and other receivable                                    (24,724)            (97,589)
  Decrease in interest receivable                                               -                3,881
  Decrease in prepaid expenses                                              25,590               1,691
  Increase in deferred lease commissions                                    (5,764)            (23,730)
  Increase in tax held in escrow                                           (14,346)              -
  Increase (decrease) in accounts payable                                   52,786             (22,090)
  Decrease in amounts due from co-tenancy partner                           25,770              -
  Decrease in due to co-tenancy partner                                    (43,275)            (62,570)
  Security deposits collected, net                                           1,623               1,170
  Increase in advance rents                                                  8,805               3,028
                                                                        ----------          ----------
Net cash provided by operating activities                                  326,783             120,929

Cash Flow from Investing Activities
  Capital expenditures                                                     (18,975)               -
  Sale and collection of mortgage loan receivable                               -              564,437
                                                                        ----------          ----------
Net cash provided by (used) in investing activities                        (18,975)            564,437

Cash Flow from Financing Activities
  Principal portion of scheduled mortgage payments                          (6,759)             (6,155)
  Escrow funds received                                                         -            1,000,000
  Dividends paid                                                           (54,211)           (224,541)
  Distributions to limited partner                                        (170,330)               -
                                                                        ----------          ----------
Net cash used in financing activities                                     (231,300)            769,304

Net increase in cash and cash equivalents                                   76,508           1,454,670
Cash and cash equivalents at beginning of the period                       678,196             407,216
                                                                        ----------          ----------
Cash and cash equivalents at end of the period                          $  754,704          $1,861,886
                                                                        ==========          ==========

Supplemental Disclosure of Cash Activities
Interest paid                                                               32,168              33,687

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                           March 31, 1999 (Unaudited)

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

On April 2, 1998, Cedar Bay Company, a New York general partnership ("CBC"), pursuant to a tender offer to purchase all of the outstanding shares of common stock of Old Cedar for $7.00 per share in cash (the "Offer"), acquired 1,893,038.335 shares of Old Cedar's outstanding Common Stock, $1.00 par value per share ("Old Common Stock") representing approximately 85% of the then outstanding shares.

On June 26, 1998, Old Cedar merged with and into Cedar Income Fund, Ltd., a Maryland corporation (the "Company") newly formed as a wholly-owned subsidiary of Old Cedar. Immediately thereafter, the Company assigned substantially all of its assets and liabilities to a newly-formed Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"), in exchange for an aggregate of 2,245,411 units of the Operating Partnership ("Units"), which constituted the sole general partnership interest and all of the limited partnership interests in the Operating Partnership. After such assignment, CBC exchanged 1,703,300 shares of the Company's Common Stock, $.01 par value per share ("New Common Stock"), for 1,703,300 limited partnership Units in the Operating Partnership owned by the Company. The shares of New Common Stock were cancelled by the Company upon their exchange by CBC. Following these transactions, CBC owned 189,737 shares of New Common Stock, aggregating approximately 35% of the issued and outstanding shares of New Common Stock. There were 542,111 shares of New Common Stock outstanding as of March 31, 1999. The Company's shares are traded on the NASDAQ Small Cap Market under the symbol "CEDR".

Description of Business

The Company is engaged in ownership, management, operation and leasing of real estate properties, principally office and retail located in four U.S. states:
Utah, Illinois, Florida and Kentucky.

The Company, through its Operating Partnership, owns and operates three office properties, aggregating approximately 224,000 square feet, located in Jacksonville, Florida, Salt Lake City, Utah and Bloomington, Illinois and a 50% co-tenancy interest in a 74,000 square foot retail property located in Louisville, Kentucky.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant company and Subsidiaries' annual report on Form 10-K for the year ended December 31, 1998.

Consolidation Policy and Related Matters

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of March 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

As the Company owns the sole general partnership interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of March 31, 1999.

The limited partner's interest as of March 31, 1999 (currently owned entirely by CBC) represents approximately a 76% limited partnership interest in the equity of the Operating Partnership.

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

Real Estate

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to forty years for buildings and improvements. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related lease.

Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

Deferred Costs

Leasing fees and loan costs are capitalized and amortized over the life of the related lease or loan.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. Five hundred thousand (500,000) of the Company's authorized shares of Common Stock have been reserved for the issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of March 31, 1999, no options have been granted under the Plan.

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

Basic and diluted net income per share are based on the weighted average number of shares outstanding (542,111 in the first quarter of 1999 and 2,245,411 for the first quarter of 1998). Dividends to shareholders per share are based on the actual number of shares outstanding on the respective dates.

Recent Pronouncements

In 1997, the FASB issued the following statements (i) Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 17, 1997. SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company's financial position or results of operations (ii) Statement No. 131 "Disclosures about segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations. Since we are in the first year of adoption, we have not made any disclosure of segment information in accordance with SFAS 131.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Income Taxes

The Company generally will not be subject to federal income taxes as long as it qualifies as a real estate investment trust ("REIT") under Section 856-869 of The Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements of the Code relating to income and assets. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 95% of its REIT taxable income to maintain qualification as a REIT. As distributions, for federal income tax purposes, have exceeded REIT taxable income, no federal income tax provision has been

Impairment of Long-Lived Assets

The Company reviews its real estate assets if indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount. Measurement is based upon the fair value of the asset. As of March 31, 1999, management determined that no impairment indicators exist.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.  Real Estate and Accumulated Depreciation

The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership. During the first quarter of 1999, the Company incurred capital expenditures of $18,975 at Broadbent Business Center.

3.  Mortgage Loan Receivable

On September 20, 1993, Old Cedar purchased a 30% participation in a promissory note from Life Investors Insurance Company of America ("Life Investors"), an affiliate of AEGON USA Realty Advisors, Inc. ("AEGON"), the Company's former advisor. The participation was acquired for an investment of $600,000 with a yield of 8.25% to Old Cedar. The promissory note which was to mature in August 2000, and was secured by a deed of trust on the Woodbury Office Plaza in Woodbury, Minnesota, was repurchased by Life Investors, as permitted under the note, for cash in the amount of $561,920 on March 30, 1998.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)


4.  Mortgage Loan Payable

On October 30, 1992 the Company borrowed $1,500,000 to finance an existing property. As of March 31, 1999, the mortgage outstanding principal balance is $1,367,994. This loan is collateralized by Broadbent Business Center, with a carrying amount of $3,309,266. The mortgage requires the repayment of principal based on a 30 year amortization schedule at an interest rate of 9.375% and matures November 1, 2002. At maturity there will be a balloon payment of $1,254,779. There is a prepayment provision which states from October 1997 to October 1998 5% will be charged which declines by 1% per year thereafter.

Principal payments on the outstanding balance due in the next four years are summarized as follows:

                                            Principal
                           Year             Payments
                           --------------------------
                           1999-balance     $ 21,247
                           2000               30,742
                           2001               33,755
                           2002            1,282,250
                                          ----------
                                          $1,367,994
                                          ==========

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

5.  Related Party Transactions

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

With the exception of Germantown Square Shopping Center in Louisville, Kentucky ("Germantown Square"), Brentway Management LLC (the "Property Manager") provides property management services to the Company's real property for a monthly fee equal to 5% of the gross income from properties managed. The Property Manager also provides leasing services to the Company for a fee of up to 6% of the rent to be paid during the term of the lease procured. The management agreement is for a period of one year, automatically renewed annually and cancelable on 60 days' written notice by either party. This agreement is essentially the same as the previous agreement with AEGON. Due to Life Investors' continuing ownership of the other 50% co-tenancy interest therein, AEGON continues to manage Germantown Square upon similar terms as described above.

The Company, has entered into a Financial Advisory Agreement with HVB Capital Markets Inc., as successor to B.V. Capital Markets, Inc. ("HVB") pursuant to which HVB has agreed to perform the following services as financial advisor to the Company: (a) advise on acquisition financing and/or lines of credit for future acquisitions; (b) advise on acquisitions of United States real property interests and the consideration to be paid therefor; (c) advise on private placements of the shares of the Company; (d) assist the Board of Directors in developing suitable investment parameters for the Company; (e) develop and maintain contacts on behalf of the Company with institutions with substantial interests in real estate and capital markets; (f) advise the Board with respect to additional private or public offerings of equity securities of the Company;
(g) review certain financial policy matters with consultants, accountants, lenders, attorneys and other agents of the Company; and (h) prepare periodic reports of its performance of the foregoing services. As compensation for the foregoing services, the Company is required to pay HVB, (i) .25% of the Company's net asset value, less any indebtedness affecting such net value, but in any event, not less than $100,000 per year; (ii) a one-time payment of 1.5% of 90% of the agreed value of properties contributed to the Company or its affiliates by persons introduced to the Company by HVB; and (iii) upon the Company becoming self-administered, a one-time payment equal to five times the annual fee income attributable to fee receipts from clients or contacts of HVB that have contributed property to the Company. The HVB Agreement dated as of

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

5.  Related Party Transactions (continued)

June 1, 1998, remains in effect, according to its terms, for successive one year periods unless terminated by either party upon 60 days' prior written notice. No such notice of termination has been given by either party to date. One of the directors of the Company is an officer of HVB.

In September 1993, Old Cedar purchased participations in promissory notes owned by various affiliates of AEGON. In March 1998, the affiliates of AEGON exercised their right to repurchase the entire mortgage receivable from the Company. The Company invested the proceeds in the Company's money market fund. The Company received interest income from the participations of $2,517, $46,933 and $47,691 for the first quarter of 1998, and the full years 1997 and 1996 respectively.

The following schedule represents amounts paid or accrued to related parties:

                             Cedar Income Fund, Ltd.
      Schedule of Management, Administrative and Advisory and Leasing Fees


                                            January 1 -          January 1 -
                                            March 31, 1999       March 31, 1998
                                            -----------------------------------
Management Fees
AEGON                                       $ 4,772               $ 31,952
Brentway                                     10,664                    -

Leasing Fees
AEGON                                         1,222                 23,561

Administrative and Advisory
Cedar Bay Realty Advisors, Inc.              24,468                    -
AEGON                                           -                   25,770
HVB                                          25,000                    -

6.  Co-tenancy Interest

On September 28, 1988, the Company purchased a 50% co-tenancy interest in Germantown Square Shopping Center in Louisville, Kentucky. The remaining 50% co-tenancy interest is owned by Life Investors, an affiliate of AEGON. Germantown is managed solely by AEGON. The Company paid management fees of $4,772 for the first quarter ended March 31, 1999. As of March 31, 1999, due to co-tenancy partner, and due from co-tenancy partner was $3,294 and $35,553 respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of the Company and related notes.

Results of Operations

The Company owns office, office/warehouse, and retail properties in four U.S. cities. The Company's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of March 31, 1999, the combined lease occupancy of the Company's four properties was 91%. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

Rental income for the three months ended March 31, 1999 was $653,246 compared to $639,038 for the same period in 1998.

Total property expenses, excluding depreciation, decreased to 32% of rental income for the quarter ended March 1999 from 35% of rental income for the same period in 1998. Repairs and maintenance decreased approximately $18,000 over the same period in 1998 primarily due to reduced costs at Southpoint Parkway and Broadbent Business Center.

Net income (loss) for the three months ended March 31, 1999 was $36,625 ($.07 per share) compared to $175,726 ($.08 per share) for the same period in 1998. The decline in net income is attributed primarily to the accounting treatment, not applicable during the first quarter of 1998, of the limited partner's interest in the income of the Operating Partnership (UPREIT) which was created as of June 26, 1998.

Interest income decreased by approximately $24,000 due to the liquidation in March 1998 of the mortgage receivable formerly with Life Investors.

Administrative fees increased by approximately $24,000. This increase is attributed to financial advisory fees paid to HVB in the Agreement effective June 1, 1998 (see Note 7). Other administrative expenses decreased by approximately $29,000. This decrease is attributed to higher administrative costs during the first quarter of 1998 resulting from expenses incurred in connection with the April 1998 tender offer (see Note 1).

Liquidity and Capital Resources

The Company's liquidity at March 31, 1999 represented by cash and cash equivalents was $754,704 compared to $678,196 at December 31, 1998, an increase of $76,508. Cash flow from operating activities for the three month period ended March 31, 1999 was $326,783 compared to $120,929 over the same period in 1998, an increase of $205,854.

Management estimates that during 1999 the Company will incur approximately $175,000 in tenant improvement costs to lease up expected vacancies at Broadbent Business Center.

In addition, the Company has commenced a lease negotiation at Corporate Center East in Bloomington, Illinois, pursuant to which a very large national creditworthy company would become the principal tenant in the building, with attendant costs, which we would expect to pay out of cash flow, of approximately $250,000-$300,000.

The Company is also reviewing the possibility of acquiring certain shopping centers. Any such acquisitions would require substantial commitments of cash for deposits and due diligence costs. In order to conclude any such arrangements, the Company is considering, among other things, entering into certain financing arrangements or credit facilities which would potentially result in mortgage liens or other (additional) hypothecation of the Company's properties. There can be no assurances that any of the proposed purchases and/or financings will be concluded. Any such proposed arrangements, furthermore, would in any event be subject to negotiation and execution of agreements, approval by the Board of Directors and, where applicable, consent of third party lenders.

The Company has continued its policy to date of distributing dividends equal to $0.10 per share and per operating unit in the operating partnership, an amount generally equal to $225,411 per quarter. Such distributions are substantially in excess of amounts presently required to be distributed in order to meet the tests for continued Reit status which generally require distributions of 95% of qualified Reit taxable income, as defined in the internal revenue code and regulations thereto. During the quarter ended March 31, 1999 for example, the earnings per share for shareholders in Cedar Income Fund, Ltd. are approximately $0.06. If our dividend policy is to continue, absent further growth in income of the Fund, the ability to distribute dividends substantially in excess of current income could impair the cash reserves which the Directors would deem to be appropriate to the business of the Fund.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table sets for the Company's long term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at March 31, 1999:


                                            For the Year Ended December 31,
                            1999-balance       2000            2001         2002           Total         FMV
                           --------------------------------------------------------------------------------------
Long term debt:
Fixed rate                   $21,247          $30,742        $33,755    $1,282,250      $1,367,994    $1,466,113
Average interest rate          9.38%            9.38%          9.38%         9.38%           9.38%


The fair value of the Company's mortgage loan payable is estimated based on the discounting of future cash flows at interest rates that management believes reflects the risks associated with mortgage loan payable at similar risk and duration.