Form 10-Q
period 1999-06-30
CEDAR INCOME FUND LTD
filed 1999-08-13
CIK 761648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999

                         Commission file number 0-14510

                             CEDAR INCOME FUND, LTD.
             (Exact name of registrant as specified in its charter)

           Maryland                                         42-1241468
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

44 South Bayles Avenue, #304, Port Washington, NY                11050
             (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including area code: (516) 767-6492

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                                Name of each exchange on
Title of each class                                 which registered
-----------------------------                   ------------------------
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

                                    Yes  X    No
                                       -----     -----


Based on the closing sales price on June 30, 1999 of $4.47 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,537,470.

The number of shares outstanding of the registrant's common stock $.01 par value was 542,111 on June 30, 1999.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                      INDEX

                             Cedar Income Fund, Ltd.

Part I.  Financial Information

   Item 1.        Financial Statements
                  Consolidated Balance Sheets - June 30, 1999 (unaudited)
                   and December 31, 1998
                  Consolidated Statements of Shareholders' Equity - June
                   30, 1999 (unaudited) and December 31, 1998
                  Consolidated Statements of Operations - Three Months Ended
                   June 30, 1999 and 1998 (unaudited); Six Months Ended
                   June 30, 1999 and 1998 (unaudited)
                  Consolidated Statements of Cash Flows - Six Months Ended June
                   30, 1999 and 1998 (unaudited)
                  Notes to Consolidated Financial Statements -
                   June 30, 1999 (unaudited)

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Item 3.        Quantitative and Qualitative Disclosure of Market Risk

Part II.  Other Information

   Item 1.        Legal Proceedings
   Item 2.        Changes in Securities and Use of Proceeds
   Item 3.        Defaults upon Senior Securities
   Item 4.        Submission of Matters to a Vote of Security Holders
   Item 5.        Other Information
   Item 6.        Exhibits and Reports on Form 8-K

Part III.  Signatures

Cedar Income Fund, Ltd.
Consolidated Balance Sheets

                                                June 30, 1999
                                                 (Unaudited)   December 31, 1998
                                                ------------   -----------------
Assets
Real estate
   Land                                         $  4,144,705      $  4,144,705
   Buildings and improvements                     14,789,715        14,759,062
                                                ------------      ------------
                                                  18,934,420        18,903,767
   Less accumulated depreciation                  (4,967,365)       (4,698,109)
                                                ------------      ------------


Real estate                                       13,967,055        14,205,658

Cash and cash equivalents                            412,467           678,196
Rent and other receivables                           241,363           108,196
Deposit on specialty retail complex                  250,000              --
Prepaid expenses                                     121,114           107,283
Deferred leasing commissions                         117,870           131,350
Due from co-tenancy partner                           42,118            61,323
Deferred financing costs                              34,028              --
Deferred rental income                                37,928            21,500
Taxes held in escrow                                   7,901             9,809
                                                ------------      ------------

  Total assets                                  $ 15,231,844      $ 15,323,315
                                                ============      ============

Liabilities and Shareholders' Equity

Liabilities
  Mortgage loan payable                         $  1,361,076      $  1,374,751
  Accounts payable and accrued expenses              228,584           172,358
  Due to co-tenancy partner                           17,162            46,570
  Security deposits                                   95,253            84,466
  Advance rents                                       85,487            46,334
                                                ------------      ------------

Total liabilities                                  1,787,562         1,724,479

Limited partner's interest in consolidated
  Operating Partnership                           10,206,698        10,309,316

Shareholders' Equity
  Common stock ($.01 par value,
    5,020,000 shares authorized,
    542,111 issued and outstanding)                    5,421             5,421
    Additional paid-in capital                     3,232,163         3,284,099
                                                ------------      ------------
  Total shareholders' equity                       3,237,584         3,289,520
                                                ------------      ------------

  Total liabilities and shareholders' equity    $ 15,231,844      $ 15,323,315
                                                ============      ============

Cedar Income Fund, Ltd.
Consolidated Statements of Shareholders' Equity (Unaudited)


                                              Additional   Undistributed      Total
                                 Common        Paid-In          Net        Shareholders'
                                  Stock        Capital        Income          Equity
                               -----------   -----------   -------------   -----------


Balance at December 31, 1998   $     5,421   $ 3,284,099    $      --      $ 3,289,520

Net income after limited
  partner's interest                  --            --           56,486         56,486
Dividends to shareholders             --         (51,936)       (56,486)      (108,422)
                               -----------   -----------    -----------    -----------
Balance at June 30, 1999       $     5,421   $ 3,232,163    $      --      $ 3,237,584
                               ===========   ===========    ===========    ===========


Cedar Income Fund, Ltd.
Consolidated Statements of Operations (Unaudited)

                                            Three Months Ended           Six Months Ended
                                                 June 30,                     June 30,
                                             1999         1998           1999          1998
                                         -----------   -----------   -----------    ----------

Revenue
 Rents                                   $   594,825   $   632,324   $ 1,248,076   $ 1,272,394
 Other income                                 75,000          --          75,000          --
 Interest                                      6,116        10,922        13,136        42,208
                                         -----------   -----------   -----------    ----------
Total revenue                                675,941       643,246     1,336,212     1,314,602
                                         -----------   -----------   -----------    ----------

Expenses
  Property expenses:
         Real estate taxes                    62,877        59,609       125,160       119,218
         Repairs and maintenance              72,427        46,887       125,782       118,346
         Utilities                            35,871        36,101        73,219        71,766
         Management fees                      31,435        31,758        61,984        63,710
         Insurance                             3,557         3,504         7,943         8,413
         Other                                32,515        24,425        52,174        46,944
                                         -----------   -----------   -----------    ----------

  Property expenses excluding
     depreciation and amortization           238,682       202,284       446,262       428,397
         Depreciation and amortization       146,728       119,743       272,707       241,678
                                         -----------   -----------   -----------    ----------
  Total property expenses                    385,410       322,027       718,969       670,075
  Interest                                    32,009        32,625        64,177        65,396
  Administrative and advisory fees            24,468        24,468        48,936        50,244
  Directors' fees and expenses                23,558        12,733        51,426        33,738
  Other administrative                        94,315       230,707       157,973       298,739
                                         -----------   -----------   -----------    ----------
Total expenses                               559,760       622,560     1,041,481     1,118,192
                                         -----------   -----------   -----------    ----------
Net income before limited partner's
  interest in Operating Partnership      $   116,181        20,686       294,731       196,410
Limited partner's interest                   (96,659)         --        (238,245)          --
                                         -----------   -----------   -----------    ----------

Net income                               $    19,522   $    20,686   $    56,486   $   196,410
                                         ===========   ===========   ===========   ===========

Basic and diluted net income per share   $      0.04   $      0.01   $      0.10   $      0.09
                                         ===========   ===========    ==========   ===========


Dividends to shareholders                $    54,211   $   224,541   $   108,422   $   449,082
                                         ===========   ===========   ===========    ==========

Dividends to shareholders per share      $      0.10   $      0.10   $      0.20    $     0.20
                                         ===========   ===========   ===========    ==========


Average number of shares outstanding         542,111     2,245,111       542,111     2,245,411
                                         ===========   ===========   ===========    ==========


Cedar Income Fund, Ltd.
Consolidated Statements of Cash Flows (Unaudited)

                                                                 Six Months Ended
                                                                      June 30,
                                                                  1999        1998
                                                               ---------    ---------
Operating Activities
Net income                                                     $  56,486    $ 196,410
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Limited partner's interest in Operating Partnership            238,245         --
  Depreciation and amortization                                  272,707      241,678
  Increase in deferred rental receivable                         (16,428)        --
Changes in operating assets and liabilities:
  (Decrease) increase in rent and other receivables             (133,167)      54,706
  Decrease in interest receivable                                   --          3,881
  Increase in prepaid expenses                                   (17,285)     (56,983)
  Decrease in deferred leasing commissions                        13,480        4,925
  Increase in tax held in escrow                                   1,908         --
  Increase in accounts payable                                    56,226      116,677
  Decrease (increase) in amounts due from co-tenancy partner      19,205      (58,027)
  Increase in amounts due to co-tenancy partner                  (29,408)        --
  Security deposits collected, net                                10,787        1,770
  Increase in advance rents                                       39,153       18,000
                                                               ---------    ---------

Net cash provided by operating activities                        511,909      523,037

Cash Flow from Investing Activities
  Capital expenditures                                           (30,652)    (100,951)
  Sale and collection of mortgage loan receivable                   --        561,920
  Principal portion of scheduled mortgage loan receivable           --          2,517
  Deposit on specialty retail complex                           (250,000)        --
                                                               ---------    ---------

Net cash (used in) provided by investing activities             (280,652)     463,486

Cash Flow from Financing Activities
  Principal portion of scheduled mortgage payments               (13,675)     (12,456)
  Dividends paid                                                (108,422)    (449,082)
  Distributions to limited partner                              (340,862)        --
  Financing costs                                                (34,027)        --
                                                               ---------    ---------

Net cash used in financing activities                           (496,986)    (461,538)

(Decrease) increase in cash and cash equivalents                (265,729)     524,985
Cash and cash equivalents at beginning of the period             678,196      407,216
                                                               ---------    ---------
Cash and cash equivalents at end of the period                 $ 412,467    $ 932,201
                                                               =========    =========

Supplemental Disclosure of Cash Activities
Interest paid                                                     64,177       65,396

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                            June 30, 1999 (Unaudited)

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Note 1.  Background, Organization and Reorganization of the Company

Cedar Income Fund, Ltd. ("Old Cedar") was incorporated in Iowa on December 10, 1984. Old Cedar's public offerings of Common Stock, completed in 1986 and 1988, raised nearly $19,000,000. Old Cedar invested the proceeds from these offerings in four real estate properties and a mortgage loan participation, utilizing only a minimum amount of indebtedness against the properties. The mortgage loan participation has since been liquidated (See Note 4).

On April 2, 1998, Cedar Bay Company, a New York general partnership ("CBC"), pursuant to a tender offer to purchase all of the outstanding shares of Common Stock of Old Cedar for $7.00 per share in cash (the "Offer"), acquired 1,893,038.335 shares of Old Cedar's outstanding Common Stock, $0.01 par value per share ("Old Common Stock"), representing approximately 85% of the then outstanding shares.

On June 26, 1998, Old Cedar merged with and into Cedar Income Fund, Ltd., a Maryland corporation (the "Company") newly formed as a wholly-owned subsidiary of Old Cedar. Immediately thereafter, the Company assigned substantially all of its assets and liabilities to a newly-formed Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"), in exchange for an aggregate of 2,245,411 units of the Operating Partnership ("Units"), which constituted the sole general partnership interest and all of the limited partnership interests in the Operating Partnership. After such assignment, CBC exchanged 1,703,300 shares of the Company's Common Stock, $0.01 par value per share ("New Common Stock"), for 1,703,300 limited partnership Units in the Operating Partnership owned by the Company. The shares of New Common Stock were cancelled by the Company upon their exchange by CBC. Following these transactions, CBC owned 189,737 shares of New Common Stock, aggregating approximately 35% of the issued and outstanding shares of New Common Stock. There were 542,111 shares of New Common Stock outstanding as of June 30, 1999.

The Company's shares are currently traded on the NASDAQ Small Cap Market under the symbol "CEDR". However, the Company has received notice from the NASDAQ stating that the "public float" of Common Stock of the Company is less than the minimum requirements of the NASDAQ, and that, accordingly, the Company's shares will be delisted if the Company continues to fail to comply with such requirements. The "public float" (shares not held by insiders or "affiliates" of the Company) as of June 30, and as of this date is approximately 345,000 shares; the current minimum requirement of the NASDAQ is 500,000 shares. The Company has appealed such proposed delisting. The Company is attempting to come into compliance; however there can be no assurance that compliance by the Company can in fact be achieved. A continued failure to maintain such listing will result in a breach of certain covenants in the shareholder loan of CBC secured by the O.P. units and shares owned by CBC.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 2.  Description of Business and Significant Accounting Policies

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

The Company, through its Operating Partnership, owns and operates three office properties aggregating approximately 224,000 square feet, located in Jacksonville, Florida, Salt Lake City, Utah and Bloomington, Illinois; and a 50% undivided interest in a 74,000 square foot retail property located in Louisville, Kentucky.

Cedar Bay Realty Advisors, Inc. ("CBRA" or "Advisor") serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company substantially similar to the terms of that agreement previously in effect between Old Cedar and AEGON USA Realty Advisors, Inc. of Cedar Rapids, Iowa ("AEGON"), which served as investment advisor to the Company from formation until April 3, 1998. Brentway Management LLC ("Brentway" or "Property Manager"), a New York limited liability company provides property management services for the Company's properties pursuant to a management agreement with the Company on substantially the same terms as the agreement previously in effect with AEGON. Brentway and CBRA are both affiliates of CBC, SKR Management Corp. and Leo S. Ullman. Leo S. Ullman is Chairman of the Board of Directors and President of the Company.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 2.  Description of Business and Significant Accounting Policies (continued)

Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for year ended December 31, 1999.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Consolidation Policy and Related Matters

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of June 30, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

As the Company owns the sole general partnership interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of June 30, 1999.

The limited partner's interest as of June 30, 1999 (currently owned entirely by CBC) represents approximately a 76% limited partnership interest in the equity of the Operating Partnership.

Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 2.  Description of Business and Significant Accounting Policies (continued)

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

Revenue Recognition

Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the accompanying balance sheets. Contractually due but unpaid rents are included in tenant receivables on the accompanying balance sheets. Certain lease agreements provide for reimbursement of real estate taxes, insurance, common area maintenance costs and indexed rental increases, which are recorded on an accrual basis.

Real Estate

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to forty years for buildings and improvements. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the relevant lease.

Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased, to be cash equivalents.

Deferred Costs

Leasing fees and loan costs are capitalized and amortized over the life of the relevant lease or loan.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 2.  Description of Business and Significant Accounting Policies (continued)

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

The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. Five Hundred Thousand (500,000) of the Company's authorized shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of June 30, 1999, no options have been granted under the Plan.

Earnings Per Share

Statement of Financial Accounting Standard Board ("FASB") No. 128, "Earnings per Share", was issued and adopted by the Company during 1997. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Since the Company has no potentially dilutive securities outstanding, basic and diluted net income per share in accordance with Statement No. 128 are the same and do not differ from amounts previously reported as net income per share (primary earnings per share). Accordingly, basic and diluted net income per share are computed using the weighed average number of shares outstanding during the year.

Basic and diluted net income per share are based on the weighted average number of shares outstanding (542,111 in the first and second quarters of 1999 and 2,245,411 for the first and second quarters of 1998). Dividends to shareholders per share are based on the actual number of shares outstanding on the respective dates.

Recent Pronouncements

In 1997, the FASB issued the following statements (i) Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") which is effective for fiscal years beginning after December 15, 1997. SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 2.  Description of Business and Significant Accounting Policies (continued)

components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company's financial position or results of operations (ii) Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations, but did affect the disclosure of segment information.

Income Taxes

The Company generally will not be subject to federal income taxes as long as it qualifies as a REIT under Section 856-869 of The Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements of the Code relating to income and assets. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 95% of its REIT taxable income to maintain qualification as a REIT. As distributions, for federal income tax purposes, have exceeded REIT taxable income, no federal income tax provision has been made.

Impairment of Long-Lived Assets

The Company reviews its real estate assets if indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount. Measurement is based upon the fair value of the asset. As of June 30, 1999, management determined that no impairment indicators exist.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 3.  Real Estate and Accumulated Depreciation

The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership. During the first and second quarters of 1999, the Company incurred capital expenditures of $18,976 and $11,676, respectively, at Broadbent Business Center, Salt Lake City, Utah ("Broadbent").

Note 4.  Mortgage Loan Payable

On October 30, 1992 the Company borrowed $1,500,000 to finance an existing property. As of June 30, 1999, the mortgage outstanding principal balance is $1,361,076. This loan is collateralized by Broadbent, with a carrying amount of $3,296,398. The mortgage requires the repayment of principal based on a thirty year amortization schedule at an interest rate of 9.375% and matures
November 1, 2002. At maturity there will be a balloon payment of $1,254,779. There is a prepayment provision which permits repayment from October 1997 to October 1998, subject to a prepayment penalty of 5%. Such prepayment penalty is reduced by 1% per year thereafter.

Principal payments on the outstanding balance are summarized as follows:

                                                    Principal
                           Year                      Payments
                           ----------------------------------
                           1999-balance              $ 14,329
                           2000                        30,742
                           2001                        33,755
                           2002                     1,282,250
                                                   ----------
                                                   $1,361,076
                                                   ==========

Note 5.  Related Party Transactions

The Company has entered into an agreement with CBRA to provide administrative and advisory services for a monthly base fee of 1/12 of 3/4 of 1% of the estimated current value of real estate plus 1/12 of 1/4 of 1% of the estimated current value of all assets of the Company other than real estate, and an annual subordinated incentive fee equal to 15% of the gain on property sold, subject to certain limitations. This agreement is substantially the same as the previous agreement entered into with AEGON, which expired on April 3, 1998. CBRA also provides real estate acquisition services for a fee equal to 5% of the gross purchase price of property acquired and disposition services for a fee equal to 3% of the gross sales price of property sold, subject to certain limitations. The Administrative and Advisory Agreement is for a period of one year, automatically renewed annually and cancelable on 60 days' prior written notice by either party.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 5.  Related Party Transactions (continued)

With the exception of Germantown Square Shopping Center in Louisville, Kentucky ("Germantown"), Brentway (or the Property Manager) provides property management services to the Company's real property for a monthly fee equal to 5% of the gross income from properties managed. The Property Manager also provides leasing services to the Company for a fee of up to 6% of the rent to be paid during the term of the lease procured. The management agreement is for a period of one year, automatically renewed annually and cancelable on 60 days' prior written notice by either party. This agreement is essentially the same as the previous agreement with AEGON. Due to continuing ownership by Life Investors Insurance Company of America ("Life Investors") of the other 50% co-tenancy interest therein, AEGON continues to manage Germantown upon terms similar to those described above.

The Company, has entered into a Financial Advisory Agreement (the "HVB Agreement") with BV Capital Markets, Inc., since renamed HVB Capital Markets, Inc. ("HVB"), a wholly-owned subsidiary of Hypo Vereinsbank of Germany, of which Jean-Bernard Wurm, a director of the Company, serves as director. HVB has agreed to perform the following services as financial advisor to the Company:

(a) advise on acquisition financing and/or lines of credit for future acquisitions; (b) advise on acquisitions of United States real property interests and the consideration to be paid therefor; (c) advise on private placements of the shares of the Company; (d) assist the Board of Directors in developing suitable investment parameters for the Company; (e) develop and maintain contacts on behalf of the Company with institutions with substantial interests in real estate and capital markets; (f) advise the Board with respect to additional private or public offerings of equity securities of the Company;
(g) review certain financial policy matters with consultants, accountants, lenders, attorneys and other agents of the Company; and (h) prepare periodic reports of its performance of the foregoing services. As compensation for the foregoing services, the Company is required to pay HVB, (i) .25% of the Company's net asset value, less any indebtedness affecting such net value, but in any event, not less than $100,000 per year; (ii) a one-time payment of 1.5% of 90% of the agreed value of properties contributed to the Company or its affiliates by persons introduced to the Company by HVB; and (iii) upon the Company becoming self-administered, a one-time payment equal to five times the annual fee income attributable to fee receipts from clients or contacts of HVB that have contributed property to the Company. The HVB Agreement, dated as of June 1, 1998, remains in effect, according to its terms, for successive one-year periods unless terminated by either party upon 60 days' prior written notice. No such notice of termination has been given by either party to date.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 5.  Related Party Transactions (continued)

The following schedule represents amounts paid or accrued to related parties:

                             Cedar Income Fund, Ltd.
      Schedule of Management, Administrative and Advisory and Leasing Fees


                                          January 1 -           January 1 -
                                         June 30, 1999         June 30, 1998
                                         -------------------------------------
Management Fees
AEGON                                     $ 8,802               $37,597
Brentway                                   27,547                 3,166

Leasing Fees
AEGON                                        --                  23,561

Administrative and Advisory
CBRA                                       48,936                24,468
AEGON                                        --                  25,770
HVB                                        50,000                 8,333

Note 6.  Co-tenancy Interest

On September 28, 1988, the Company purchased a 50% co-tenancy interest in Germantown. The remaining 50% co-tenancy interest is owned by Life Investors, an affiliate of AEGON. Germantown is managed solely by AEGON. The Company paid management fees of $8,802 for the six month period ended June 30, 1999. As of June 30, 1999, amounts due to co-tenancy partner, and amounts due from co-tenancy partner were $17,612 and $42,118, respectively. As of June 30, 1998, amounts due to co-tenancy partner, and amounts due from co-tenancy partner were $46,570 and $61,323, respectively.

Note 7.  Segment Disclosures

The Company owns all of the interests in real estate properties through the Operating Partnership. The Company's portfolio consists of three commercial properties and one retail property, located in Illinois, Utah, Florida and Kentucky. Each of the properties are evaluated on an individual basis by the President and Treasurer, who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 7.  Segment Disclosures (continued)

The following table sets forth the components of the Company's revenue and expenses and other related disclosures as required by SFAS Statement No. 131 for the three months and six months ended June 30, 1999 and June 30, 1998:

Cedar Income Fund, Ltd.
Combining Statement of Operations

                                                  Three Months Ended June 30, 1999

                 Broadbent      Southpoint       Corporate        Germantown      Financial        Consolidated
                Business Ctr.    Parkway        Center East         Square        and Other           Totals
                -------------   ----------      -----------       ----------      ---------        ------------
REVENUE
Rents             $192,733       $247,657       $  54,280          $100,155       $      -         $   594,825
Other income             -              -          75,000                 -              -              75,000
Interest                 -              -               -                 -          6,116               6,116
                  --------       --------       ---------          --------       --------         -----------
Total revenues     192,733        247,657         129,280           100,155          6,116             675,941
                  --------       --------       ---------          --------       --------         -----------
EXPENSES
Real estate tax     14,493         28,409          13,289             6,686              -              62,877
Repairs and
  maintenance       15,374         42,026           7,006             8,021              -              72,427
Utilities            5,032         22,546           7,011             1,282              -              35,871
Management fee       9,340         13,221           4,844             4,030              -              31,435
Insurance            1,364          1,165             396               632              -               3,557
Other               12,325          7,492          10,693             2,005              -              32,515
Depreciation        27,210         50,980          48,165            19,401            972             146,728
Interest            32,009              -               -                 -              -              32,009
Directors' fees
  and expenses           -              -               -                 -         23,558              23,558
Administrative fee       -              -               -                 -         24,468              24,468
Other administrative
  expenses               -              -               -                 -         94,315              94,315
                  --------       --------       ---------          --------       --------         -----------
Total expenses     117,147        165,839          91,404            42,057        143,313             559,760
                  --------       --------       ---------          --------       --------         -----------
Net income (loss) $ 75,586       $ 81,818        $ 37,876          $ 58,098      $(137,197)          $ 116,181
                  ========       ========       =========          ========       ========         ===========


                                             Three Months Ended June 30, 1998

                 Broadbent      Southpoint       Corporate        Germantown      Financial        Consolidated
                Business Ctr.     Parkway       Center East         Square        and Other            Totals
                -------------   ----------      -----------       ----------      ---------        ------------
REVENUE
Rents             $197,186       $245,260       $  76,978          $112,900       $      -         $   632,324
Other income             -              -               -                 -              -                   -
Interest                 -              -               -                 -         10,922              10,922
                  --------       --------       ---------          --------       --------         -----------
Total revenues     197,186        245,260          76,978           112,900         10,922             643,246
                  --------       --------       ---------          --------       --------         -----------
EXPENSES
Real estate tax     15,000         24,000          12,999             7,610              -              59,609
Repairs and
  maintenance       11,101         28,667           3,861             3,258              -              46,887
Utilities            5,279         21,920           7,497             1,405              -              36,101
Management fee       9,910         12,262           3,941             5,645              -              31,758
Insurance            1,404          1,124             265               711              -               3,504
Other                6,838         12,645           4,115             1,744              -              25,342
Depreciation        27,959         53,422          18,316            19,129              -             118,826
Interest            32,625              -               -                 -              -              32,625
Directors' fees
  and expenses           -              -               -                 -         12,733              12,733
Administrative fee       -              -               -                 -         24,468              24,468
Other administrative
  expenses               -              -               -                 -        230,707             230,707
                  --------       --------       ---------          --------       --------         -----------
Total expenses     110,116        154,040          50,994            39,502        267,908             622,560
                  --------       --------       ---------          --------       --------         -----------
Net income (loss) $ 87,070       $ 91,220        $ 25,984          $ 73,398      $(256,986)           $ 20,686
                  ========       ========       =========          ========       ========         ===========

                                                     Six Months Ended June 30, 1999

                     Broadbent        Southpoint      Corporate          Germantown      Financial     Consolidated
                   Business Ctr.       Parkway       Center East           Square        and Other        Totals
                   -------------      ----------     -----------         ----------      ---------     ------------
REVENUE
Rents                $371,024           $529,251        $138,469          $209,332      $       -        $1,248,076
Other income                -                  -          75,000                 -              -            75,000
Interest                    -                  -               -                 -         13,136            13,136
                   ----------         ----------      ----------        ----------       --------       -----------
Total revenues        371,024            529,251         213,469           209,332         13,136         1,336,212
                   ----------         ----------      ----------        ----------       --------       -----------
EXPENSES
Real estate tax        28,986             56,817          25,985            13,372              -           125,160
Repairs and
  maintenance          33,109             65,268          12,490            14,915              -           125,782
Utilities              12,416             43,122          13,969             3,712              -            73,219
Management fee         18,385             26,488           8,309             8,802              -            61,984
Insurance               3,201              2,607             793             1,342              -             7,943
Other                  20,190             14,669          13,970             3,345              -            52,174
Depreciation           55,194            109,723          68,640            38,178            972           272,707
Interest               64,177                  -               -                 -              -            64,177
Directors' fees
  and expenses              -                  -               -                 -         51,426            51,426
Administrative fee          -                  -               -                 -         48,936            48,936
Other administrative
  expenses                  -                  -               -                 -        157,973           157,973
                   ----------         ----------      ----------        ----------       --------       -----------
Total expenses        235,658            318,694         144,156            83,666        259,307         1,041,481
                   ----------         ----------      ----------        ----------       --------       -----------
Net income (loss)  $  135,366         $  210,557      $   69,313        $  125,666      $(246,171)      $   294,731
                   ==========         ==========      ==========        ==========       ========       ===========
Total Assets       $3,393,431         $5,932,462      $2,098,857        $3,055,435       $751,659       $15,231,844
                   ----------         ----------      ----------        ----------       --------       -----------

                                                   Six Months Ended June 30, 1998

                     Broadbent        Southpoint      Corporate          Germantown      Financial     Consolidated
                   Business Ctr.       Parkway       Center East           Square        and Other        Totals
                   -------------      ----------     -----------         ----------      ---------     ------------
REVENUE
Rents                $402,028          $491,369        $155,149          $ 223,848      $       -        $1,272,394
Other income                -                 -               -                  -              -                 -
Interest                    -                 -               -                  -         42,208            42,208
                   ----------         ----------      ----------        ----------       --------       -----------
Total revenues        402,028           491,369         155,149            223,848         42,208         1,314,602
                   ----------         ----------      ----------        ----------       --------       -----------
EXPENSES
Real estate tax        30,000            48,000          25,998             15,220              -           119,218
Repairs and
  maintenance          36,918            61,160           8,352             11,916              -           118,346
Utilities              10,571            42,095          15,174              3,926              -            71,766
Management fee         20,101            24,567           7,850             11,192              -            63,710
Insurance               2,532             3,817             592              1,472              -             8,413
Other                  17,632            19,937           7,589              3,620              -            48,778
Depreciation           56,104           108,850           36,632            38,258              -           239,844
Interest               65,396                 -                -                 -              -            65,396
Directors' fees
  and expenses              -                 -                -                 -         33,738            33,738
Administrative fee          -                 -                -                 -         50,244            50,244
Other administrative
  expenses                  -                 -                -                 -        298,739           298,739
                   ----------         ----------      ----------        ----------       --------       -----------
Total expenses        239,254            308,426         102,187            85,604        382,721         1,118,192
                   ----------         ----------      ----------        ----------       --------       -----------
Net income (loss)  $  162,774         $  182,943      $   52,962        $  138,244      $(340,513)      $   196,410
                   ==========         ==========      ==========        ==========       ========       ===========
Total Assets       $3,393,240         $6,061,972      $2,119,423        $3,102,363       $646,317       $15,323,315
                   ----------         ----------      ----------        ----------       --------       -----------

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of the Company and related notes.

Results of Operations

The Company owns office, office/warehouse, and retail properties in four U.S. cities. The Company's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of June 30, 1999, the combined lease occupancy of the Company's four properties was 90%. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

Rental income for the three month and six month periods ended June 30, 1999 were $594,825 and $1,248,076 compared to $632,324 and $1,272,394 for the corresponding periods in 1998, a decrease of 6% and 2%, respectively. This decrease is attributable to the accounting write-off of a Project Receivable relating to a vacating tenant at Corporate Center East Phase I, Bloomington, Illinois ("Corporate Center") (see next paragraph). Rental income at Broadbent decreased by approximately 8.4% due to increased vacancies and the downsizing of a major tenant. This decrease is significantly offset by the increase in rental income at Southpoint Parkway, by approximately 7.2%, which increase is attributable to higher tenant base rent and operating expense recovery.

Other income of $75,000 in the second quarter of 1999 represents the surrender payment due from the aforementioned vacating tenant at Corporate Center East.
A surrender agreement, effective as of June 15, 1999, terminates the tenant's original lease dated June 10, 1996, which was due to expire on October 31, 2002. The Company has entered into a ten year lease with Merrill Lynch, Pierce, Fenner & Smith, Inc. ("Merrill Lynch") for the space formerly occupied by the vacating tenant. Merrill Lynch will occupy 4,455 square feet at a net rental of $10 per square foot for the first five years, with an increase to $12 per square foot for the remainder of the primary lease term. The rent commencement date is the earlier of opening for business or 150 days after possession/lease date of July 21, 1999. The Company is required to contribute $35 per square foot, or a total of $155,925, for tenant improvements. Leasing fees of $27,520 are due to third party brokers.

Interest income decreased by approximately $31,000 due mostly to the liquidation in March 1998 of the mortgage receivable from Life
Investors.

Total property expenses, excluding depreciation, were $238,682 and $446,262 for the three month and six month periods ended June 30, 1999, compared to $203,201 and $430,231 for the corresponding periods in 1998.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Net income for the three month and six month periods ended June 30, 1999 was $19,522 and $56,486 ($0.04 and $0.10 per share) compared to $20,686 and $196,410
($0.01 and $0.09 per share) for the corresponding periods in 1998. The decline in net income is attributable to the accounting treatment, not applicable during the first two quarters of 1998, of the limited partner's interest in income of the Operating Partnership ("UPREIT") which was created as of June 26, 1998. Net income before limited partner's interest in the Operating Partnership for the three month and six month periods ended June 30, 1999 was $116,181 and $294,731. The increase in net income before limited partner's interest in the Operating Partnership for the six months ended June 30, 1999 is directly related to the absence of the one-time costs incurred in connection with the reorganization and tender offer for the six months ended June 30, 1998.

Other administrative expenses decreased by approximately $68,000. This decrease is attributable to higher administrative costs during the first two quarters of 1998 resulting from expenses incurred in connection with the April 1998 tender offer and the Company's reorganization in June 1998 (See Note 1).

Liquidity and Capital Resources

The Company's liquidity at June 30, 1999 represented by cash and cash equivalents was $412,467 compared to $678,196 at December 31, 1998, a decrease of $265,729. This decrease is primarily attributable to a fully refundable $250,000 deposit made by the Company in connection with the pending acquisition of a certain retail property (see next paragraph). Cash flow from operating activities for the six month period ended June 30, 1999 was $511,909 compared to $523,037 for the corresponding period in 1998.

The Company has entered into negotiations to purchase a high-profile specialty retail complex, consisting of approximately 75,000 square feet in downtown Orlando, Florida. The acquisition of this property, if concluded in accordance with such negotiations, would increase the gross asset value of the Operating Partnership by $15,000,000. The sale price of $15,000,000 is payable in cash or operating units of the Operating Partnership, valued at $7.50 per unit or a combination of both. Contemporaneously with the closing of the purchase, it is expected that the property will be refinanced with debt in the amount of $11,000,000, including an escrow of up to $1,000,000 for future tenant improvements and commissions, with an interest rate not to exceed 8.5%.

As proposed, the Company would issue Operating Partnership units for such amount at a value of $7.50 per unit (or 666,667 units). The individual limited partners and the general partners in the limited partnership which presently own the property will then have a certain limited period

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

of time during which they may elect to receive cash or retain all or any portion of such operating units. The cash portion of the purchase price, therefore, would be a maximum $5,000,000 over the new debt of $11,000,000 (of which up to $ 1,000,000, as indicated above, will be held by the Lender as an escrow deposit).

In order to fund the Operating Partnership the $5,000,000 required for the Orlando property, the Company has requested certain financing arrangements or credit facilities which would potentially result in mortgage liens or other (additional) hypothecation of the Company's properties. There can be no assurances that any such proposed purchase and/or financing will be concluded.

The Company has continued its policy to date of distributing dividends equal to $0.10 per share, an amount generally equal to $54,211 per quarter. Such distributions are substantially in excess of amounts presently required to be distributed in order to meet the tests for continued REIT status which generally require distributions of 95% of qualified REIT taxable income, as defined in the Internal Revenue Code of 1986 and Regulations thereto. During the three month and six month periods ended June 30, 1999, for example, earnings per share were approximately $0.04 and $0.10, respectively. If the Company's dividend policy is to continue, absent further growth in income of the Operating Partnership, the ability to distribute dividends substantially in excess of current income could impair the cash reserves which the Directors would deem to be appropriate to the business of the Company.

Inflation

Low to moderate levels of inflation during the past few years have favorably impacted the Company's operations by stabilizing operating expenses. At the same time, low inflation has the indirect effect of reducing the Company's ability to increase tenant rents. The Company's properties have tenants whose leases include expense reimbursements and other provisions to minimize the affect of inflation. These factors, in the long run, are expected to result in more attractive returns from the Company's real estate portfolio as compared to short-term investment vehicles.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Year 2000 Issue

Although the Company does not employ any computer systems in its business, the Company could be adversely affected if the computer systems used by the Advisor
(CBRA), Property Manager (Brentway), and other service providers do not properly process and calculate the date-related information from and after January 1, 2000. The Advisor and Property Manager have taken steps that they believe are reasonably designed to address this issue. These steps include an upgrade of their computer software to a version that will properly process and calculate the date related information from and after January 1, 2000. The upgrade was completed on January 15, 1999. The Advisor and Property Manager are satisfied that the properties have no year 2000 issues since there are no elevators or other date sensitive equipment that would have an adverse effect on the operation of the buildings. In addition, the Advisor and Property Manager will endeavor to obtain reasonable assurances that comparable steps are being taken by the Company's other major service providers. While the Advisor and Property Manager believe their efforts are adequate to address the Company's year 2000 concerns, there can be no assurances that the systems of the other companies on which the Company's operations rely will be converted on a timely basis and will not have a material effect on the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The primary market risk facing the Company is the interest rate risk on its mortgage loan payable. The Company does not hedge interest rate risks using financial instruments, nor is the Company subject to foreign currency risks.

The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at June 30, 1999:

                                      For the Year Ended December 31,
                           -----------------------------------------------------
                            1999-balance       2000            2001       2002             Total      FMV
                           -------------------------------------------------------------------------------
Long-term debt:
Fixed rate                  $14,329          $30,742      $33,755     $1,282,250      $1,361,076    $1,466,113
Average interest rate          9.38%            9.38%        9.38%          9.38%           9.38%


The fair value of the Company's mortgage loan payable is estimated based on the discounting of future cash flows at interest rates which management believes reflect the risks associated with mortgage loans payable with similar risks and duration.

Part II.  Other Information

Item 1.  Legal Proceedings

Legal Proceedings

The Company is not a party to any pending legal proceedings, which, in the opinion of management, are material to the Company's financial position.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

None.

                             CEDAR INCOME FUND, LTD.
                                  June 30, 1999


Part III.  Signatures

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



                                          --------------------------------------
                                          Ann Maneri
                                          Controller
                                          (principal accounting officer)


June 30, 1999





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.




------------------------------            --------------------------------------
Jean-Bernard Wurm                         Everett B. Miller, III
Director                                  Director



------------------------------            --------------------------------------
J.A.M.H. der Kinderen                     Theodore Fichtenholz
Director                                  Director


June 30, 1999

20