Form 10-Q
period 1999-09-30
CEDAR INCOME FUND LTD
filed 1999-11-15
CIK 761648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

  For the quarterly period ended              Commission file number 0-14510
        September 30, 1999
                             CEDAR INCOME FUND, LTD.
             (Exact name of registrant as specified in its charter)

              Maryland                                 42-1241468
  (State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)

44 South Bayles Avenue, #304, Port Washington, NY            11050
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


The number of shares outstanding of the registrant's common stock $.01 par value was 942,111 as of November 15, 1999.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                      INDEX

                             Cedar Income Fund, Ltd.

Part I.  Financial Information

   Item 1.        Financial Statements
                  Consolidated Balance Sheets - September 30, 1999 (unaudited) and December 31, 1998
                  Consolidated Statements of Shareholders' Equity - September 30, 1999 (unaudited) and December 31, 1998
                  Consolidated Statements of Operations - Three Months Ended September 30, 1999 and 1998 (unaudited); Nine Months Ended September 30, 1999 and 1998 (unaudited)
                  Consolidated Statements of Cash Flows - Nine Months Ended September 30, 1999 and 1998 (unaudited)
                  Notes to Consolidated Financial Statements - September 30, 1999 (unaudited)
   Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations
   Item 3.        Quantitative and Qualitative Disclosure of Market Risk

Part II.  Signatures

Cedar Income Fund, Ltd.
Consolidated Balance Sheets

                                                             September 30, 1999       December 31, 1998
                                                                (Unaudited)
-------------------------------------------------------------------------------------------------------------
Assets
Real estate
   Land                                                        $  4,144,705             $   4,144,705
   Buildings and improvements                                    14,799,952                14,759,062
                                                               ------------             -------------
                                                                 18,944,657                18,903,767
   Less accumulated depreciation                                 (5,079,608)               (4,698,109)
                                                               ------------             -------------
Real estate                                                      13,865,049                14,205,658


Cash and cash equivalents                                           411,498                   678,196
Rent and other receivables                                          150,125                   108,196
Property deposit                                                    250,000                         -
Prepaid expenses                                                    116,107                   107,283
Deferred leasing commissions                                        129,551                   131,350
Due from co-tenancy partner                                          31,738                    61,323
Deferred financing costs                                             31,112                         -
Deferred rental income                                               37,929                    21,500
Taxes held in escrow                                                  7,901                     9,809
                                                               ------------             -------------
  Total assets                                                 $ 15,031,010             $  15,323,315
                                                               ============             =============

Liabilities and Shareholders' Equity

Liabilities
  Mortgage loan payable                                        $  1,353,995             $   1,374,751
  Accounts payable and accrued expenses                             230,089                   172,358
  Due to co-tenancy partner                                          14,268                    46,570
  Security deposits                                                  96,648                    84,466
  Advance rents                                                      53,881                    46,334
                                                               ------------             -------------
Total liabilities                                                 1,748,881                 1,724,479

Limited partner's interest in consolidated
  Operating Partnership                                          10,090,725                10,309,316

Shareholders' Equity
  Common stock ($.01 par value,
    50,000,000 shares authorized,
    542,111 issued and outstanding)                                   5,421                     5,421
    Additional paid-in capital                                    3,185,983                 3,284,099
                                                               ------------             -------------
  Total shareholders' equity                                      3,191,404                 3,289,520
                                                               ------------             -------------
  Total liabilities and shareholders' equity                   $ 15,031,010             $  15,323,315
                                                               ============             =============

Cedar Income Fund, Ltd.
Consolidated Statements of Shareholders' Equity (Unaudited)
-------------------------------------------------------------------------------

                                                      Additional           Undistributed               Total
                                   Common              Paid-In                  Net                 Shareholders'
                                   Stock               Capital                Income                   Equity
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998      $  5,421           $3,284,099                      -               $3,289,520

Net income after limited
  partner's interest                     -                    -                 64,612                   64,612
Dividends to shareholders                -              (98,116)               (64,612)                (162,728)
                                  --------            ---------               --------               ----------
Balance at September 30, 1999     $  5,421            3,185,983                      -                3,191,404
                                  --------            ---------               --------               ----------

Cedar Income Fund, Ltd.
Consolidated Statements of Operations (Unaudited)

                                             Three Months Ended                            Nine Months Ended
                                                September 30,                                 September 30,
                                            1999              1998                        1999             1998
------------------------------------------------------------------------------------------------------------------
Revenue
 Rents                                  $  600,899       $   626,339                $  1,848,975     $  1,898,733
 Other income                                 -                 -                         75,000             -
 Interest                                    4,408             9,273                      17,544           51,481
                                        ----------       -----------                ------------     ------------
Total revenue                              605,307           635,612                   1,941,519        1,950,214
                                        ----------       -----------                ------------     ------------
Expenses
  Property expenses:
         Real estate taxes                  62,643            56,999                     187,803          176,217
         Repairs and maintenance            74,322            72,239                     200,104          190,585
         Utilities                          53,856            53,657                     127,073          125,423
         Management fees                    31,149            31,919                      93,134           95,629
         Insurance                           3,614             4,040                      11,555           12,453
         Other                              35,855            20,005                      87,639           68,783
                                        ----------       -----------                ------------     ------------

  Property expenses excluding
     depreciation and amortization         261,439           238,859                     707,308          669,090
         Depreciation and amortization     113,162           119,502                     384,897          359,346
                                        ----------       -----------                ------------     ------------
  Total property expenses                  374,601           358,361                   1,092,205        1,028,436
  Interest                                  31,845            32,477                      96,022           97,873

  Administrative and advisory fees          19,095            26,312                      70,521           76,556
  Directors' fees and expenses              24,468            10,642                      73,404           44,380
  Other administrative                      93,115           188,172                     252,060          487,570
                                        ----------       -----------                ------------     ------------
Total expenses                             543,124           615,964                   1,584,212        1,734,815
                                        ----------       -----------                ------------     ------------
Net income before limited partner's
  interest in Operating Partnership     $   62,183       $    19,648                $    357,307     $    215,399
Limited partner's interest                 (54,450)          (28,229)                   (292,695)         (28,229)
                                        ----------       -----------                ------------     ------------
Net income                              $    7,733       $    (8,581)               $     64,612     $    187,170
                                        ==========       ===========                ============     ============

Basic and diluted net income per share  $     0.01       $     (0.02)               $       0.12     $       0.11
                                        ==========       ===========                ============     ============

Dividends to shareholders               $   54,211       $    54,211                $    162,728     $    503,293
                                        ==========       ===========                ============     ============

Dividends to shareholders per share     $     0.10       $      0.10                $       0.30     $       0.30
                                        ==========       ===========                ============     ============

Average number of shares outstanding       542,111           542,111                     542,111        1,677,645
                                        ==========       ===========                ============     ============


Cedar Income Fund, Ltd.
Consolidated Statements of Cash Flows (Unaudited)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                       1999                   1998
----------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                         $   64,612            $   187,170
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
  Limited partner's interest in Operating Partnership                 292,695                 28,229
  Depreciation and amortization                                       384,897                359,346
Increase in deferred rental receivable                                (16,429)                     -
Changes in operating assets and liabilities:
  (Increase) decrease in rent and other receivables                   (41,444)                 9,252
  Decrease in interest receivable                                           -                  3,881
  Increase in prepaid expenses                                         (8,823)               (15,123)
  Decrease in deferred leasing commissions                              1,798                 21,800
  Decrease (Increase) in tax held in escrow                             1,908                (38,861)
  Increase in accounts payable                                         57,731                 67,036
  Decrease in amounts due from co-tenancy partner                      29,585                      -
  Decrease in amounts due to co-tenancy partner                       (32,302)               (17,570)
  Security deposits collected, net                                     12,182                  4,018
  Increase in advance rents                                             7,548                  9,609
                                                                   ----------            -----------
Net cash provided by operating activities                             753,958                618,787

Cash Flow from Investing Activities
  Capital expenditures                                                (40,890)              (120,678)
  Sale and collection of mortgage loan receivable                           -                564,437
Deposit on specialty retail complex                                  (250,000)                     -
                                                                   ----------            -----------

Net cash (used in) provided by investing activities                  (290,890)               443,759

Cash Flow from Financing Activities
  Principal portion of scheduled mortgage payments                    (20,756)               (18,906)
  Dividends paid                                                     (162,728)              (503,293)
  Distributions to limited partner                                   (511,286)              (170,330)
  Financing costs                                                     (35,000)                     -
                                                                   ----------            -----------

Net cash used in financing activities                                (729,770)              (692,529)

(Decrease) increase in cash and cash equivalents                     (266,702)               370,017
Cash and cash equivalents at beginning of the period                  678,200                407,216
                                                                   ----------            -----------
Cash and cash equivalents at end of the period                     $  411,498            $   777,233
                                                                   ==========            ===========
Supplemental Disclosure of Cash Activities
Interest paid                                                          96,022                 97,873

CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                         September 30, 1999 (Unaudited)

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

On April 2, 1998, Cedar Bay Company, ("CBC") a New York general partnership, pursuant to a tender offer to purchase all of the outstanding shares of Common Stock of Old Cedar for $7.00 per share in cash (the "Offer"), acquired 1,893,038.335 shares of Old Cedar's outstanding Common Stock, $1.00 par value per share ("Old Common Stock"), representing approximately 85% of the then-outstanding shares.

On June 26, 1998, Old Cedar merged with and into Cedar Income Fund, Ltd., (the "Company") a Maryland corporation newly formed as a wholly-owned subsidiary of Old Cedar. Immediately thereafter, the Company assigned substantially all of its assets and liabilities to a newly-formed Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"), in exchange for an aggregate of 2,245,411 units of the Operating Partnership ("Units"), which constituted the sole general partnership interest and all of the limited partnership interests in the Operating Partnership. After such assignment, CBC exchanged 1,703,300 shares of the Company's Common Stock, $0.01 par value per share ("New Common Stock"), for 1,703,300 limited partnership Units in the Operating Partnership owned by the Company. The shares of New Common Stock were cancelled by the Company upon their exchange by CBC. Following these transactions, CBC owned 189,737 shares of New Common Stock, aggregating approximately 35% of the issued and outstanding shares of New Common Stock. There were 542,111 shares of New Common Stock outstanding as of September 30, 1999.

The Company's shares are currently traded on the NASDAQ Small Cap Market under the symbol "CEDR". The Company, in the spring of 1999, received notice from the NASDAQ stating that the "public float" of Common Stock of the Company was less than the minimum requirements of the NASDAQ, and that, accordingly, the Company's shares would be delisted if the Company failed to satisfy such requirements and to demonstrate its ability to continue to comply with such requirements.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                         September 30, 1999 (Unaudited)

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Note 1.  Background, Organization and Reorganization of the Company (Continued)

A hearing before a NASDAQ Listing Qualifications Panel (the "Panel") was held on September 16, 1999. In addition, the Company submitted certain supporting documents and information prior to and subsequent to such hearing. By letter dated October 27, 1999, the Company was advised that the Panel, relying on such submissions by the Company, was of the opinion that the Company had presented a definitive plan which would enable it to evidence compliance with all requirements for continued listing on the NASDAQ Small Cap Market and to sustain compliance with those requirements over the long-term. In this regard, the Panel noted that certain pending private placements, of which the Company had advised the Panel, would increase the total shares in the public float to at least 500,000 shares. Further, the Panel was of the belief that shareholder approval did not appear to be necessary for such private placements as there will be no resulting change in control or a below-market issuance.

The Panel's determination to continue the listing of the Company's securities on the NASDAQ Small Cap Market was subject to the exception that on or before November 5, 1999, the Company must have made a public filing with the Securities and Exchange Commission and NASDAQ evidencing the consummation of the proposed private placement and compliance with the public float requirements. Further, the Company was required to provide NASDAQ with a list of all private placement investors and the number of shares purchased by each, and to make certain additional formal filings and pay certain fees. In the event the Company failed to comply with the terms of such exception, the securities would be delisted from the NASDAQ Stock Market. The date to meet the filing requirements was subsequently extended by a letter to the Panel dated November 8, 1999 to November 12, 1999. On November 12, 1999, the Company made the filings required by the Panel, and accordingly, the Company and its counsel believe that the Company has now fully complied with such requirements.

As a result of the private placement of 250,000 shares of newly issued Common Stock of the Company with a number of private investors at $4.50 per share (which price as of the date of issue was higher than the quoted price for such shares on the NASDAQ Small Cap Market) as set forth in such filings, the Company believes that the "public float" of shares of Common Stock of the Company is now approximately 600,000 shares. None of the new shareholders, all of whom are resident outside the United States, owns, directly or indirectly, more than 10% of the shares of Common Stock of the Company.

                          CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                         September 30, 1999 (Unaudited)

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Note 1.  Background, Organization and Reorganization of the Company

As of November 5, 1999, a Subscription Agreement was entered into by and between the Company and Uni-Invest Holdings (U.S.A.) B.V., pursuant to which Uni-Invest Holdings (U.S.A.) B.V. would acquire, through a private placement, 150,000 shares of Common Stock of the Company at $4.50 per share. As a result of such placement and the other private placements described above, as of November 15, 1999, Uni-Invest Holdings (U.S.A.) B.V. own approximately 16% of the Common Stock of the Company; CBC's Common Stock ownership has been reduced from approximately 35% to approximately 20%. Also in accordance with that Agreement, and subject to Board of Directors' approval, and, if required, shareholder approval, the Company would change its name to "Uni-Invest (U.S.A.), Ltd." and cause the following persons to be elected to the positions respectively set forth below:

                  Richard Homburg                    Chairman of the Board
                  Louis Ph. Marcus                   Treasurer
                  Lawrence W. Freeman, Esq.          Assistant Secretary

In addition, Uni-Invest Holdings (U.S.A.) B.V. and CBC entered into a Stockholders' Agreement effective as of the issuance of stock pursuant to the Subscription Agreement, pursuant to which they agreed, among other things, to hold their shares for a period of not less than five years and setting forth certain provisions for the orderly sale or other disposition of shares under certain circumstances, and also to provide certain other arrangements common to such stockholders' agreements. The parties further agreed to vote their shares in favor of a slate of directors pursuant to which each of the respective parties would designate two persons for election as directors, of a board of directors which would also include not less than three outside directors.

The Stockholders' Agreement also calls for the creation by the Board of Directors, as reconstituted, of an executive committee of the Board, the members of which would be Richard Homburg and Leo S. Ullman.

Further, the Subscription Agreement, provides for the transfer of 50% of the stock of Cedar Bay Realty Advisors, Inc. ("CBRA") to Uni-Invest Holdings (U.S.A.) B.V. and the participation by Uni-Invest Holdings (U.S.A.) B.V. generally in any increases in income of CBRA attributable to growth of management fees arising from services rendered to the Company and Cedar Income Fund Partnership, L.P. (the "UPREIT Partnership"). The name of the UPREIT Partnership will correspondingly be changed to Uni-Invest (U.S.A.) Partnership, L.P.

The Subscription Agreement also provides for Uni-Invest Holdings (U.S.A.) B.V. without additional consideration obtaining, a 50% interest in each of SKR Management Corp. and Brentway Management LLC and to succeed HVB Capital Markets, Inc. as financial advisor to the Company, after the expiration or other termination of the existing agreement with HVB Capital Markets, Inc.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                         September 30, 1999 (Unaudited)

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)

Note 1.  Background, Organization and Reorganization of the Company (Continued)

Uni-Invest Holdings (U.S.A.) B.V. and Leo S. Ullman have entered into a Stockholders' Agreement with respect to the ownership of CBRA. That Agreement, in general, also provides for a 5-year holding period and other provisions common to such stockholder agreements.

The Subscription Agreement also calls for the contribution by Uni-Invest Holdings (U.S.A.) B.V. of $7.5 million in exchange for shares of the Company and/or O.P. Units in the UPREIT Partnership at $4.50 per share/O.P. Unit. The proceeds of such contribution, together with $7.5 million to be raised by the Company from other private placements of shares of stock or O.P. Units, from refinancing of its existing properties and/or the sale of its interests in one or more of the existing properties would be used to purchase three anchored strip shopping centers aggregating more than 700,000 square feet, substantially fully leased with a preponderance of creditworthy tenants, in Harrisburg (The Point Shopping Center), Lancaster (Golden Triangle Shopping Center) and Philadelphia (Red Lion Shopping Center), Pennsylvania from CBC or entities affiliated therewith. The purchase price for the three properties at $15 million plus closing adjustments, where applicable, above existing first mortgage liabilities estimated at approximately $33.3 million at this time, will be subject to third-party appraisals and "fairness" opinions by a reputable independent investment banking firm. The purchase agreements to reflect the foregoing are presently in preparation and have not yet been concluded or executed by the parties.

Affiliates of CBC will also contribute to the UPREIT Partnership their interests, ranging from 43% to 54% in three office properties located in Great Neck, New York aggregating more than 250,000 rentable square feet of office space, substantially fully leased, in exchange for a new preferred stock issue, with a face value of $8 million (8,000 shares at $1,000 each), with interest payable at 9%, redeemable by the Company at par at any time and convertible into O.P. Units of the UPREIT Partnership at $4.50 through December 31, 2000, $5.00 through December 31, 2001, $5.50 through December 31, 2002, $6.00 through December 31, 2003, $6.50 through December 31, 2004 and $7.00 through December 31, 2005. The valuation of the interests contributed, again, will be subject to third-party appraisals and "fairness" opinions by an unrelated investment banking firm. The purchase agreements to reflect the foregoing are presently in preparation and have not been concluded or executed by the parties.

Finally, the Company will receive an option to acquire certain interests in a certain shopping center property and adjacent land in Pleasantville, New Jersey, subject to certain contingencies.

The transactions described above are subject to a closing on or before May 15, 2000 and are subject to execution of final purchase agreements and agreement on closing adjustments, due diligence reviews, and consents, where applicable, of lenders and partners.

There can be no assurances that the closing of these transactions will in fact be concluded. Among other things, there can be no assurances that the Company will be able to raise its portion of the purchase price, that the due diligence reviews will be satisfactory or that the necessary consents will in fact be obtained. In the event that the funding by Uni-Invest Holdings (U.S.A.) B.V. does not occur, the Company has the right to unwind the entire transaction with Uni-Invest Holdings (U.S.A.) B.V., subject to certain conditions. CBC is required to obtain the consent of the lender under a certain shareholder loan secured by shares of Common Stock of the Company and O.P. Units of the UPREIT Partnership for the transactions described above. That loan is expected to be repaid on or prior to December 31, 1999.

The proposed change of name of the Company (and the UPREIT Partnership) will be subject to Shareholder approval.

Uni-Invest Holdings (U.S.A.) B.V. is a private company organized and existing under the laws of the Netherlands. Its stock is owned primarily by or for the benefit of Richard Homburg and members of his family.

Mr. Homburg a Canadian citizen, resident in the Netherland, is Chairman and Chief Executive Officer of Uni-Invest N.V., a publicly-traded real estate fund organized in the Netherlands and listed on the Amsterdam Stock Exchange. Uni-Invest N.V., which invests virtually exclusively in Netherlands real estate has grown since Mr. Homburg's involvement in 1991 from approximately $90 million in assets to an asset value of approximately $1.7 billion at this time. Uni-Invest N.V. distributes substantially all of its income and has more than 57 million shares outstanding. Its earnings, share values and the liquidity of its stock on the Amsterdam Stock Exchange have increased substantially from 1991 to the present. Uni-Invest N.V.'s real estate investments in the Netherlands include retail, office, industrial, residential (apartment) and hotel properties.

Substantial gains have generally been realized annually by Uni-Invest N.V. from the sale of properties from its portfolio as part of its investment strategy. Uni-Invest N.V. generally manages its own properties and generally does not engage in development of properites.

CBRA has agreed to defer until termination of its services as investment advisor to the Company, any acquisition fees to which it would otherwise be entitled with respect to the acquisition by the Company or the UPREIT Partnership of interests in the properties described above from CBC or its affiliates.

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

Cedar Bay Realty Advisors, Inc. ("CBRA" and or "Advisor") serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company substantially similar to the terms of that agreement previously in effect between Old Cedar and AEGON USA Realty Advisors, Inc. ("AEGON") of Cedar Rapids, Iowa, which served as investment advisor to the Company from formation until April 3, 1998. Brentway Management LLC ("Brentway" and or "Property Manager"), a New York limited liability company provides property management services for the Company's properties pursuant to a management agreement with the Company on substantially the same terms as the agreement previously in effect with AEGON. Brentway and CBRA are both affiliates of CBC, SKR Management Corp. and Leo S. Ullman. Leo S. Ullman is Chairman of the Board of Directors and President of the Company.

Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 2.  Description of Business and Significant Accounting Policies

normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for year ended December 31, 1999.

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

Consolidation Policy and Related Matters

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of September 30, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.

As the Company owns the sole general partnership interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of September 30, 1999.

The limited partner's interest as of September 30, 1999 (currently owned entirely by CBC) represents approximately a 76% limited partnership interest in the equity of the Operating Partnership.

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

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 2.  Description of Business and Significant Accounting Policies (continued)

The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. Five Hundred Thousand (500,000) of the Company's authorized shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of September 30, 1999, no options have been granted under the Plan.

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

Basic and diluted net income per share are based on the weighted average number of shares outstanding (542,111 for the nine months ended September 30, 1999 and 2,245,411 for the first and second quarters of 1998 and 1,677,645 for the third quarter of 1998). Dividends to shareholders per share are based on the actual number of shares outstanding on the respective dates.

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

Income Taxes

The Company generally will not be subject to federal income taxes as long as it qualifies as a REIT under Sections 856-869 of The Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements of the Code relating to income and assets. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 95% of its REIT taxable income to maintain qualification as a REIT. As distributions, for federal income tax purposes, have exceeded REIT taxable income, no federal income tax provision has been made.

Impairment of Long-Lived Assets

The Company reviews its real estate assets if indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount. Measurement is based upon the fair value of the asset. As of September 30, 1999, management determined that no impairment indicators exist.

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

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 4.  Mortgage Loan Payable

On October 30, 1992 the Company borrowed $1,500,000 to finance an existing property. As of September 30, 1999, the mortgage outstanding principal balance is $1,353,995. This loan is collateralized by Broadbent, with a carrying amount of $3,296,398. The mortgage requires the repayment of principal based on a thirty year amortization schedule at an interest rate of 9.375% and matures November 1, 2002. At maturity there will be a balloon payment of $1,254,779. There is a prepayment provision which permits repayment beginning October 1997. From October 1997 to October 1998, pre-repayment is subject to a prepayment penalty of 5%. Such prepayment penalty is reduced by 1% per year thereafter.

Principal payments on the outstanding balance are summarized as follows:

                                             Principal
                   Year                      Payments
                   ----------------------------------
                   1999-balance             $    7,248
                   2000                         30,742
                   2001                         33,755
                   2002                      1,282,250
                                            ----------
                                            $1,353,995
                                            ==========

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

With the exception of Germantown Square Shopping Center in Louisville, Kentucky ("Germantown"), Brentway (or the Property Manager) provides property management services to the Company's real property for a monthly fee equal to 5% of the gross income from properties managed. The Property Manager also provides leasing services to the Company for a fee of up to 6% of the rent to be paid during the term of the lease procured. The management agreement is for a period of one year, automatically renewed annually and cancelable on 60 days' prior written notice by either party. This agreement is essentially the same as the previous

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 5.  Related Party Transactions (continued)

agreement with AEGON. Due to continuing ownership by Life Investors Insurance Company of America ("Life Investors") of the other 50% co-tenancy interest therein, AEGON continues to manage Germantown upon terms similar to those described above. The Company, has entered into a Financial Advisory Agreement (the "HVB Agreement") with BV Capital Markets, Inc., since renamed HVB Capital Markets, Inc. ("HVB"), a wholly-owned subsidiary of Hypo Vereinsbank of Germany, of which Jean-Bernard Wurm, a Director of the Company, serves as Director. HVB has agreed to perform the following services as financial advisor to the
Company: (a) advise on acquisition financing and/or lines of credit for future acquisitions; (b) advise on acquisitions of United States real property interests and the consideration to be paid therefor; (c) advise on private placements of the shares of the Company; (d) assist the Board of Directors in developing suitable investment parameters for the Company; (e) develop and maintain contacts on behalf of the Company with institutions with substantial interests in real estate and capital markets; (f) advise the Board with respect to additional private or public offerings of equity securities of the Company;
(g) review certain financial policy matters with consultants, accountants, lenders, attorneys and other agents of the Company; and (h) prepare periodic reports of its performance of the foregoing services. As compensation for the foregoing services, the Company is required to pay HVB, (i) .25% of the Company's net asset value, less any indebtedness affecting such net value, but in any event, not less than $100,000 per year; (ii) a one-time payment of 1.5% of 90% of the agreed value of properties contributed to the Company or its affiliates by persons introduced to the Company by HVB; and (iii) upon the Company becoming self-administered, a one-time payment equal to five times the annual fee income attributable to fee receipts from clients or contacts of HVB that have contributed property to the Company. The HVB Agreement, dated as of June 1, 1998, remains in effect, according to its terms, for successive one-year periods unless terminated by either party upon 60 days' prior written notice. No such notice of termination has been given by either party to date. Under the Subscription Agreement entered into by the Company with Uni-Invest Holdings (U.S.A.) Ltd., Uni-Invest Holdings (U.S.A.) Ltd. will succeed to HVB's position as "financial advisor" to the Company upon termination of the HVB Agreement, upon substantially the same terms in that Agreement.

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

Item 1.  Financial Statements (Unaudited) (continued)

Note 5.  Related Party Transactions (continued)

The following schedule represents amounts paid or accrued to related parties:

                             Cedar Income Fund, Ltd.
      Schedule of Management, Administrative and Advisory and Leasing Fees


                                     January 1 -            January 1 -
                                     September 30, 1999     September 30, 1998
                                     ----------------------------------------
Management Fees
AEGON                                $ 14,044               $ 46,696
Brentway                               40,029                 27,892


Leasing Fees
AEGON                                       -                 23,561

Administrative and Advisory
CBRA                                   73,404                 40,780
AEGON                                       -                 25,770
HVB                                    75,000                 33,333

Note 6.  Co-tenancy Interest

On September 28, 1988, the Company purchased a 50% co-tenancy interest in Germantown. The remaining 50% co-tenancy interest is owned by Life Investors, an affiliate of AEGON. Germantown is managed solely by AEGON. The Company paid management fees of $14,041 for the nine month period ended September 30, 1999. As of September 30, 1999, amounts due to co-tenancy partner, and amounts due from co-tenancy partner were $14,268 and $31,738, respectively. As of September 30, 1998, amounts due to co-tenancy partner, and amounts due from co-tenancy partner were $4,453 and $22,855, respectively.

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

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 1.  Financial Statements (Unaudited) (continued)

Note 7.  Segment Disclosures (continued)

The following table sets forth the components of the Company's revenue and expenses and other related disclosures as required by SFAS Statement No. 131 for the three months and nine months ended September 30, 1999 and September 30, 1998:

Cedar Income Fund, Ltd.
Combining Statement of Operations

                                                      Three Months Ended September 30, 1999

                        Broadbent          Southpoint          Corporate       Germantown         Financial         Consolidated
                      Business Ctr.         Parkway           Center East        Square           and Other            Totals
                      -------------         -------           -----------        ------           ---------            ------
REVENUE
Rents                   $175,763           $ 251,357           $ 68,907         $ 107,213        $       -           $ 603,240
Other income                   -                  90                  -            (2,431)               -              (2,341)
Interest                       -                   -                  -                 -            4,408               4,408
                        --------           ---------           --------         ---------        ---------           ---------
Total revenues           175,763             251,447             68,907           104,782            4,408             605,307
                        --------           ---------           --------         ---------        ---------           ---------
EXPENSES
Real estate tax           14,493              28,408             12,992             6,750                -              62,643
Repairs and
  maintenance             18,043              35,868              4,005            16,406                -              74,322
Utilities                 12,947              26,757             10,967             3,185                -              53,856
Management fee             8,091              12,460              5,359             5,239                -              31,149
Insurance                   (147)              2,427                702               632                -               3,614
Other                      7,661              10,265             15,802             2,127                -              35,855
Depreciation              27,333              49,690             16,738            19,401                -             113,162
Interest                  31,845                   -                  -                 -                -              31,845
Directors' fees
  and expenses                 -                   -                  -                 -           19,095              19,095
Administrative fee             -                   -                  -                 -           24,468              24,468
Other administrative
  expenses                     -                   -                  -                 -           93,115              93,115
                        --------           ---------           --------         ---------        ---------           ---------
Total expenses           120,266             165,875             66,565            53,740          136,678             543,124
                        --------           ---------           --------         ---------        ---------           ---------
Net income (loss) before
  limited partner's
  interest in Operating
  Partnership           $ 55,497           $  85,572           $  2,342         $  51,042        $(132,270)          $  62,183
                        ========           =========           ========         =========        =========           =========

                                                      Three Months Ended September 30, 1998

                        Broadbent          Southpoint          Corporate       Germantown         Financial         Consolidated
                      Business Ctr.         Parkway           Center East        Square           and Other            Totals
                      -------------         -------           -----------        ------           ---------            ------
REVENUE
Rents                   $189,493           $ 243,728          $  83,092          $110,026        $       -           $ 626,339
Other income                   -                   -                  -                 -                -                   -
Interest                       -                   -                  -                 -            9,273               9,273
                        --------           ---------           --------         ---------        ---------           ---------
Total revenues           189,493             243,728             83,092           110,026            9,273             635,612
                        --------           ---------           --------         ---------        ---------           ---------

EXPENSES
Real estate tax           15,000              24,000             12,999             5,000                -              56,999
Repairs and
  maintenance             33,326              25,113              7,535             6,265                -              72,239
Utilities                 12,737              26,523             11,538             2,859                -              53,657
Management fee            10,127              13,576              1,617             6,599                -              31,919
Insurance                  1,550               1,443                336               711                -               4,040
Other                      7,375               7,870              3,505             1,255                -              20,005
Depreciation              27,959              53,515             18,316            19,129              583             119,502
Interest                  32,477                   -                  -                 -                -              32,477
Directors' fees
  and expenses                 -                   -                  -                 -           10,642              10,642
Administrative fee             -                   -                  -                 -           26,312              26,312
Other administrative
  expenses                     -                   -                  -                 -          188,172             188,172
                        --------           ---------           --------         ---------        ---------           ---------
Total expenses           140,551             152,040             55,846            41,818          225,709             615,964
                        --------           ---------           --------         ---------        ---------           ---------
Net income (loss) before
  limited partner's
  interest in Operating
  Partnership           $ 48,942           $  91,688           $ 27,246         $  68,208        $(216,436)          $  19,648
                        ========           =========           ========         =========        =========           =========

                                                        Nine Months Ended September 30, 1999

                        Broadbent          Southpoint          Corporate       Germantown         Financial         Consolidated
                      Business Ctr.         Parkway           Center East        Square           and Other            Totals
                      -------------         -------           -----------        ------           ---------            ------
REVENUE
Rents                 $  546,787          $  780,439         $  207,376        $  317,796        $       -         $ 1,852,398
Other income                   -                 259             75,000            (3,682)               -              71,577
Interest                       -                   -                  -                 -           17,544              17,544
                      ----------          ----------         ----------        ----------        ---------         -----------
Total revenues           546,787             780,698            282,376           314,114           17,544           1,941,519
                      ----------          ----------         ----------        ----------        ---------         -----------

EXPENSES
Real estate tax           43,479              85,225             38,977            20,122                -             187,803
Repairs and
  maintenance             51,152             101,136             15,887            31,321                -             200,104
Utilities                 25,363              69,879             24,936             6,895                -             127,073
Management fee            26,476              38,949             13,668            14,041                -              93,134
Insurance                  3,054               5,034              1,495             1,972                -              11,555
Other                     27,851              24,544             29,772             5,472                -              87,639
Depreciation              82,527             159,413             85,378            57,579                -             384,897
Interest                  96,022                   -                  -                 -                -              96,022
Directors' fees
  and expenses                 -                   -                  -                 -           70,521              70,521
Administrative fee             -                   -                  -                 -           73,404              73,404
Other administrative
  expenses                     -                   -                  -                 -          252,060             252,060
                      ----------          ----------         ----------        ----------        ---------         -----------
Total expenses           355,924             484,180            210,721           137,402          395,985           1,584,212
                      ----------          ----------         ----------        ----------        ---------         -----------
Net income (loss)        190,863             296,518             71,655           176,712         (378,441)            357,307
                      ----------          ----------         ----------        ----------        ---------         -----------
Total Assets          $3,372,570          $5,846,081         $2,047,412        $3,014,097        $ 750,850         $15,031,010
                      ==========          ==========         ==========        ==========        =========         ===========


                                                        Nine Months Ended September 30, 1998

                        Broadbent          Southpoint          Corporate       Germantown         Financial         Consolidated
                      Business Ctr.         Parkway           Center East        Square           and Other            Totals
                      -------------         -------           -----------        ------           ---------            ------
REVENUE
Rents                 $  591,521          $  735,097         $  238,241        $  333,874        $       -         $ 1,898,733
Other income                   -                   -                  -                 -                -                   -
Interest                       -                   -                  -                 -           51,481              51,481
                      ----------          ----------         ----------        ----------        ---------         -----------
Total revenues           591,521             735,097            238,241           333,874           51,481           1,950,214
                      ----------          ----------         ----------        ----------        ---------         -----------

EXPENSES
Real estate tax           45,000              72,000             38,997            20,220                -             176,217
Repairs and
  maintenance             70,244              86,273             15,887            18,181                -             190,585
Utilities                 23,308              68,618             26,712             6,785                -             125,423
Management fee            30,228              38,143              9,467            17,791                -              95,629
Insurance                  4,082               5,260                928             2,183                -              12,453
Other                     25,007              27,807             11,094             4,875                -              68,783
Depreciation              84,063             162,365             54,948            57,387              583             359,346
Interest                  97,873                   -                  -                 -                -              97,873
Directors' fees
  and expenses                 -                   -                  -                 -           44,380              44,380
Administrative fee             -                   -                  -                 -           76,556              76,556
Other administrative
  expenses                     -                   -                  -                 -          487,570             487,570
                      ----------          ----------         ----------        ----------        ---------         -----------
Total expenses           379,805             460,466            158,033           127,422          609,089           1,734,815
                      ----------          ----------         ----------        ----------        ---------         -----------
Net income (loss)        211,716             274,631             80,208           206,452         (557,608)            215,399
                      ----------          ----------         ----------        ----------        ---------         -----------
Total Assets          $3,438,899          $6,089,847         $2,113,101        $3,060,334         $825,465         $15,527,646
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

Results of Operations

The Company owns office, office/warehouse, and retail properties in four U.S. cities. The Company's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of September 30, 1999, the combined lease occupancy of the Company's four properties was 90%. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

Rental income for the three month and nine month periods ended September 30, 1999 were $600,899 and $1,848,975 compared to $626,339 and $1,898,733 for the corresponding periods in 1998, a decrease of 4% and 2.7% respectively. This decrease is due to the accounting write-off of a Project Receivable relating to a vacating tenant at Corporate Center East - Phase I, Bloomington, Illinois ("Corporate Center") and also to the temporary loss of revenue attributable to this same tenant (see next paragraph). Rental income at Broadbent decreased by approximately 8.4% due to increased vacancies and the downsizing of a major tenant. Further, the vacancies at Broadbent are persisting longer than historic experience due to new warehouse/office construction in the Salt Lake City market surrounding the airport which is offering to subdivide units to as small as 1,500 square feet creating direct competition for Broadbent. The Broadbent decrease is partially offset by the increase in rental income at Southpoint Parkway of approximately 5.8%, which increase is attributable to higher tenant base rent and operating expense recoveries.

As a result of Hurricane Floyd, the Southpoint property had multiple roof leaks. Upon investigation, it appeared that the cause of the leaks was the infiltration of water at the "cap" of the parapet wall, the repair of which is expected to result in an unbudgeted expenditure of approximately $54,000.

A surrender agreement, effective as of June 15, 1999, terminated the aforementioned vacating tenant of Corporate Center East's original lease dated June 10, 1996, which was due to expire on October 31, 2002. Pursuant to the agreement, the tenant has paid a termination fee of $75,000. This is included in the Company's other income and is therefore not reflected in rental income discussed above. The Company has entered into a ten year lease with Merrill Lynch, Pierce, Fenner & Smith, Inc. ("Merrill Lynch") for the space formerly occupied by the vacating tenant. Merrill Lynch will occupy 4,455 square feet at a net rental of $10 per square foot for the first five years, with an increase to $12 per square foot for the remainder of the primary lease term. The rent commencement date, which is expected to be on or about December 1, 1999, is the earlier of opening for business or 150 days after possession/lease date of July 21, 1999. The Company is required to contribute $35 per square foot, or a total of $155,925, for tenant improvements. Leasing fees of $27,520 were paid to third party-brokers.

A tenant in 12,226 square feet (49%) of Corporate Center experienced a financial setback. At present, it is uncertain whether they will renew their lease, which lease expires at the end of March 2000. Should the lease not be renewed, such event will have an adverse affect on net income. In addition to the loss of income, additional leasing costs (tenant improvements and leasing commissions) can be expected.

Interest income decreased by approximately $34,000 due to the liquidation in March 1998 of the mortgage receivable from Life Investors, and the Company's lower cash balance.

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Total property expenses, excluding depreciation, were $261,439 and $707,308 for the three month and nine month periods ended September 30, 1999, compared to $238,859 and $669,090 for the corresponding periods in 1998, an increase of approximately $23,000 and $38,000, respectively. This increase is attributable to the expensing of prepaid commissions relating to the vacated Corporate Center tenant and an increase in repairs and maintenance at Southpoint Parkway and Germantown Square.

Net income for the three month and nine month periods ended September 30, 1999 was $7,733 and $64,612 ($0.01 and $0.12 per share) compared to ($8,581) and
$187,170 (($0.02) and $0.11 per share) for the corresponding period in 1998. The increase in net income for the three months ended September 30, 1999 over 1998 is due primarily to the extraordinary administrative expense in 1998 relating to the tender offer and the Company's reorganization. The decrease in net income for the nine months ended September 30, 1999 is attributable to the accounting treatment, not applicable during the first two quarters of 1998, of limited partner's interest in income of the Operating Partnership ("UPREIT") which was created as of June 26, 1998. Net income before limited partner's interest in the Operating Partnership for the three months and nine months ended September 30, 1999 and 1998 were $62,183 and $357,307 and $19,648 and $215,399, respectively.

Other administrative expenses decreased by approximately $159,000 and $299,000 for the three months and nine months ended September 30, 1999 over the same period in 1999. This decrease is attributable to the one-time costs incurred in connection with the April 1998 tender offer and the Company's reorganization in June 1998 (See Note 1).

Liquidity and Capital Resources

The Company's liquidity at September 30, 1999 represented by cash and cash equivalents was $411,498 compared to $678,196 at December 31, 1998, a decrease of $266,698. This decrease is primarily attributable to a fully refundable $250,000 deposit made by the Company in connection with the pending acquisition of a certain retail property (see next paragraph). Cash flow from operating activities for the nine month period ended September 30, 1999 was $753,958 compared to $618,787 for the corresponding period in 1998.

During the second quarter, the Company had entered into negotiations to purchase a high-profile specialty retail complex, consisting of approximately 75,000 square feet in downtown Orlando, Florida.

The sellers in this transaction have recently made the Company aware of several unexpected vacancies which would significantly reduce the net operating income and correspondingly the

                             CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

value of the property. The Company has therefore withdrawn its $15,000,000 offer to purchase the property. The $250,000 deposit was refunded on October 27, 1999.

The Company has continued its policy to date of distributing dividends equal to $0.10 per share, an amount generally equal to $54,211 per quarter. In addition, the Company has maintained a policy of distributing equal amounts per Operating Partnership Unit of Cedar Income Fund Partnership, L.P. Such amounts generally equal $170,330 per quarter. Such distributions are substantially in excess of amounts presently required to be distributed in order to meet the tests for continued REIT status which generally require distributions of 95% of qualified REIT taxable income, as defined in the Internal Revenue Code of 1986 and Regulations thereto. During the three month and nine month periods ended September 30, 1999, for example, earnings per share were approximately $0.01 and $0.12, respectively. If the Company's dividend policy is to continue, absent further growth in income of the Operating Partnership, the ability to distribute dividends substantially in excess of current income could impair the cash reserves which the Directors would deem to be appropriate to the business of the Company.

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

Year 2000 Issue (continued)

taken steps that they believe are reasonably designed to address this issue. These steps include an upgrade of their computer software to a version that will properly process and calculate the date related information from and after January 1, 2000. The upgrade was completed on January 15, 1999. The Advisor and Property Manager are satisfied that the properties have no year 2000 issues since there are no elevators or other date sensitive equipment that would have an adverse effect on the operation of the buildings. In addition, the Advisor and Property Manager will endeavor to obtain reasonable assurances that comparable steps are being taken by the Company's other major service providers. While the Advisor and Property Manager believe their efforts are adequate to address the Company's year 2000 concerns, there can be no assurances that the systems of the other companies on which the Company's operations rely will be converted on a timely basis and will not have a material effect on the Company.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The primary market risk facing the Company is the interest rate risk on its mortgage loan payable. The Company does not hedge interest rate risks using financial instruments, nor is the Company subject to foreign currency risks.

The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at September 30, 1999:

                                                        For the Year Ended December 31,
                                                        -------------------------------
                            1999-balance       2000            2001          2002             Total          FMV
                           ---------------------------------------------------------------------------------------------
Long-term debt:
Fixed rate                 $  7,248          $30,742         $33,755     $1,282,250        $1,353,995     $1,466,113
Average interest rate          9.38%            9.38%           9.38%          9.38%             9.38%

The fair value of the Company's mortgage loan payable is estimated based on the discounting of future cash flows at interest rates which management believes reflect the risks associated with mortgage loans payable with similar risks and duration.

                             CEDAR INCOME FUND, LTD.
                               September 30, 1999


Part II.  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CEDAR INCOME FUND, LTD.


_________________________________      ________________________________________
Leo S. Ullman                          Brenda J. Walker
Chairman of the Board                  Vice President, Treasurer and Director
(principal executive officer)          (principal financial officer)


                                       ________________________________________
                                       Ann Maneri
                                       Controller
                                       (principal accounting officer)


September 30, 1999



22