Form 10-K
period 1999-12-31
CEDAR INCOME FUND LTD
filed 2000-03-31
CIK 761648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999

                         Commission file number 0-14510

                            UNI-INVEST (U.S.A.), LTD.
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price on March 8, 2000 of $6.1875 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was $3,726,657.

The number of shares outstanding of the registrant's common stock $.01 par value was 942,651 on March 8, 2000.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                TABLE OF CONTENTS

                                                                      Form 10-K
Item No.                                                             Report Page
--------                                                             -----------

                                     PART I
1.    Business........................................................... I-1
2.    Properties......................................................... I-5
3.    Legal Proceedings.................................................. I-10
4.    Submission of Matters to a Vote of Security Holders................ I-10

                                     PART II
5.    Market for Registrant's Common Equity and Related Stockholders'
               Matters................................................... II-1
6.    Selected Financial Data............................................ II-3
7.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................. II-4
7(a). Quantitative and Qualitative Disclosures about Market Risk......... II-9
8.    Financial Statements and Supplemental Data......................... II-10
9.    Changes in, and Disagreements with Accountants on, Accounting and Financial Disclosure.................................. II-33

                                    PART III
10.   Directors and Executive Officers of the Registrant................. III-1
11.   Executive Compensation............................................. III-2
12.   Security Ownership of Certain Beneficial Owners and
               Management................................................ III-3
13.   Certain Relationships and Related Transactions..................... III-4

                                     PART IV
14.   Financial Statements and Schedules, Exhibits and Reports on
               Form 8-K................................................... IV-1
15.   Signatures.......................................................... IV-3

Part I.

Item 1. Business

Cedar Income Fund, Ltd. ("Old Cedar") was incorporated in Iowa on December 10, 1984. Old Cedar's public offerings of Common Stock, completed in 1986 and 1988, raised approximately $19 million. Old Cedar invested the proceeds from these offerings in four real estate properties and a mortgage loan participation, utilizing only a minimum amount of indebtedness against the properties. The mortgage loan participation has since been liquidated.

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

On June 26, 1998, Old Cedar merged with and into Cedar Income Fund, Ltd., a Maryland corporation, (the "Company") newly formed as a wholly-owned subsidiary of Old Cedar. Immediately thereafter, the Company assigned substantially all of its assets and liabilities to a newly-formed Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"), in exchange for an aggregate of 2,245,411 operating partnership units of the Operating Partnership ("Units"), which constituted the sole general partnership interest and all of the limited partnership interests in the Operating Partnership. After such assignment, CBC exchanged 1,703,300 shares of the Company's Common Stock, $0.01 par value per share ("New Common Stock"), for 1,703,300 limited partnership units in the Operating Partnership owned by the Company. The shares of New Common Stock were cancelled by the Company upon their exchange by CBC. Following these transactions, CBC owned 189,737 shares of New Common Stock, aggregating approximately 35% of the then issued and outstanding shares of New Common Stock.

The Company, in the spring of 1999, received notice from The NASDAQ Stock Market ("NASDAQ") stating that the "public float" of common stock of the Company was less than the minimum requirements of NASDAQ, and that, accordingly, the Company's shares would be delisted if the company failed to satisfy such requirements and to demonstrate its ability to continue to comply with such requirements. A hearing was subsequently held before a NASDAQ Listing Qualifications Panel (the "Panel") in September 1999, and the Company made certain filings required by the Panel.

On or about November 15, 1999, as a result of the private placement of 250,000 shares of newly issued Common Stock of the Company with a number of private investors at $4.50 per share (which price as of the date of issue was higher than the quoted price for such shares on NASDAQ) as set forth in such filings, the "public float" of shares of Common Stock of the Company became, to the best of its knowledge, approximately 600,000 shares. Accordingly, the Company has now fully complied with the NASDAQ minimum "public float" requirements. None of the new shareholders, all of whom are resident outside the United States, owns, directly or indirectly, more than 10% of the shares of Common Stock of the Company.

As of November 5, 1999, a Subscription Agreement was entered into by and between the Company and Uni-Invest Holdings (U.S.A.) B.V., pursuant to which Uni-Invest Holdings (U.S.A.) B.V. acquired on or about November 15, 1999, through a private placement, 150,000 shares of Common Stock of the Company at $4.50 per share. As a result of such placement and the other private placements described above, as of November 15, 1999, Uni-Invest Holdings (U.S.A.) B.V. owned approximately 16% of the Common Stock of the Company. CBC's Common Stock ownership was correspondingly reduced from approximately 35% to approximately 20%. Also in accordance with the agreement, and pursuant to Board of Directors' approval and shareholders' approval at a special meeting held on February 24, 2000, the Company changed its name to "Uni-Invest (U.S.A.), Ltd." effective as of February 29, 2000. The name of the Operating Partnership was correspondingly changed to Uni-Invest (U.S.A.) Partnership, L.P. as of February 29, 2000.

At a Board meeting held on November 18, 1999 the following persons were elected to the positions respectively set forth below:

                Richard Homburg                    Chairman of the Board
                Louis Ph. Marcus                   Treasurer
                Lawrence W. Freeman, Esq.          Assistant Secretary

In addition, Uni-Invest Holdings (U.S.A) B.V. and CBC entered into a Stockholders' Agreement effective as of the issuance of stock pursuant to the Subscription Agreement, wherein they agreed, among other things, to hold their shares for a period of not less than five years and setting forth certain provisions for the orderly sale or other disposition of shares under certain circumstances, and also to provide certain other arrangements common to such stockholders' agreements. The parties further agreed to vote their shares in favor of a slate of directors pursuant to which each of the respective parties would designate two persons for election as directors of a board of directors which would also include not less than three outside directors.

The Stockholders' Agreement also calls for the creation by the Board of Directors, as reconstituted, of an executive committee of the Board, the members of which would be Richard Homburg and Leo S. Ullman.

Further, the Subscription Agreement, provides for the transfer of 50% of the stock of Cedar Bay Realty Advisors, Inc. ("CBRA") to an affiliate of Uni-Invest Holdings (U.S.A.) B.V. and the participation by such affiliate of Uni-Invest Holdings (U.S.A.) B.V. generally in any increase in income of CBRA attributable to growth of advisory fees arising from services rendered to the Company and to the Operating Partnership.

The Subscription Agreement also provides for an affiliate of Uni-Invest Holdings (U.S.A.) B.V. to acquire, without additional consideration, a 50% interest in each of SKR Management Corp. and Brentway Management LLC, which companies shall be merged, or otherwise acquired by CBRA. Further, the Subscription Agreement provides for Uni-Invest Holdings (U.S.A.) B.V. to succeed HVB Capital Markets, Inc. ("HVB") as financial advisor to the Company, after the expiration or other termination of the then existing agreement with HVB Capital Markets, Inc. HVB agreed to terminate the HVB Agreement effective as of December 31, 1999.

Uni-Invest Holdings (U.S.A) B.V. and Leo S. Ullman have entered into a Stockholders' Agreement with respect to ownership of CBRA. That Agreement, in general, also provides for a five year holding period and other provisions common to such stockholder agreements.

The Subscription Agreement also calls for the guarantee by Uni-Invest Holdings (U.S.A.) B.V. of the funding on or before May 15, 2000 of $7.5 million in exchange for shares of the Company and/or Units in the Operating Partnership at $4.50 per share/ Unit. The proceeds of such contribution, together with $7.5 million to be raised by the Company from other private placements of shares of stock or Units, from refinancing of its existing properties and/or the sale of its interests in one or more of the existing properties, would be used to purchase three anchored strip shopping centers aggregating more than 700,000 square feet, substantially fully leased with many creditworthy tenants, in Harrisburg (The Point Shopping Center), Lancaster (Golden Triangle Shopping Center) and Philadelphia (Red Lion Shopping Center), Pennsylvania from CBC or entities affiliated therewith. The aggregate purchase price for the three properties at $15 million plus closing adjustments, where applicable, above existing first mortgage liabilities estimated at approximately $37 million at this time, will be subject to third-party appraisals and "fairness" opinions by a reputable independent investment banking firm. The purchase agreements to reflect the foregoing have not yet been concluded or executed by the parties.

It has also been agreed that CBC or its affiliates will contribute to the Operating Partnership upon sale of the three Pennsylvania Shopping Center Properties described above, $3 million in cash in exchange for certain Units with certain priority payments at 8%.

Finally, the Company will receive an option to acquire a majority ownership interest in a certain shopping center property of approximately 620,000 square feet and adjacent land in Pleasantville, New Jersey, subject to certain contingencies.

The sale of the three shopping centers described above is subject to a closing on or before May 15, 2000 and is subject to execution of final purchase agreements and agreement on closing adjustments, due diligence reviews, and consents, where applicable, of lenders and partners.

There can be no assurances that the closing of these transactions will in fact be concluded. Among other things, there can be no assurances that the Company will be able to raise its portion of the purchase price, that the due diligence reviews will be satisfactory or that the necessary consents will in fact be obtained. In the event that the funding by Uni-Invest Holdings (U.S.A.) B.V. does not occur, the Company has the right to unwind the entire transaction with Uni-Invest Holdings (U.S.A.) B.V. , subject to certain conditions.

The Company has retained a national brokerage company to offer the Jacksonville, Florida (Southpoint) office facility for sale to a qualified purchaser at a price exceeding book value. Further, the Company has applied for a $10 million line of credit from a national commercial bank and has received and signed the commitment letter for such credit line to be secured by first mortgage liens on properties of the Operating Partnership. The proceeds of the sale of Southpoint if concluded on a timely basis on terms acceptable to the Company, and/or the proceeds of drawdowns under the commercial bank line of credit, as well as deposits of cash held by the Company and the Operating Partnership would be available to meet the $7.5 million (plus closing costs, if any) required of the Company pursuant to the Subscription Agreement.

CBRA has agreed to defer until termination of its services as investment advisor to the Company, any acquisition fees to which it would otherwise be entitled with respect to the acquisition by the Company or the Operating Partnership of interests in the properties described above from CBC or its affiliates.

Uni-Invest Holdings (U.S.A.) B.V. is a private company organized and existing under the laws of the Netherlands. Its stock is owned primarily by or for the benefit of Richard Homburg and members of his family.

Mr. Homburg, a Canadian citizen, resident in the Netherlands, is Chairman and Chief Executive Officer of Uni-Invest N.V., a publicly-traded real estate fund organized in the Netherlands and listed on the Amsterdam Stock Exchange. Uni-Invest N.V., which invests virtually exclusively in Netherlands real estate, has grown since Mr. Homburg's involvement in 1991 from approximately $90 million in assets to an asset value of approximately $1.7 billion at this time. Uni-Invest N.V. distributes substantially all of its income and has more than 57 million shares outstanding. Its earnings, share values and the liquidity of its stock on the Amsterdam Stock Exchange have increased substantially from 1991 to the present. Uni-Invest N.V.'s real estate investments in the Netherlands include retail, office, industrial and residential (apartment) properties. Substantial gains have generally been realized annually by Uni-Invest N.V. from the sale of properties from its portfolio as part of its investment strategy. Uni-Invest N.V. generally manages its own properties and generally does not engage in the development of properties.

Mr. Homburg and his family also control, directly or indirectly, the Homburg Uni-Corp group of companies which own certain commercial, office, retail, warehouse and residential properties in certain western states of the U.S. and Canada. Uni-Invest Canada Ltd, a Canadian real estate investment company affiliated with Uni-Invest Holdings (U.S.A.) B.V. and Uni-Invest N.V., and in turn controlled by a Netherlands company, Uni-Invest Canada N.V., owns a number of properties in Canada. Management of Uni-Invest N.V. has issued a press release announcing that it intends to take over the interest of Uni-Invest Canada N.V. in Uni-Invest Canada, Ltd. in 2000 and to distribute the shares to shareholders of Uni-Invest N.V. in 2001 as a dividend after obtaining a listing on the Toronto Stock Exchange.

Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

The Company operates as a real estate investment trust ("REIT"). To qualify as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended, and Regulations thereto, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company's objectives are to provide to its shareholders a professionally managed, diversified portfolio of commercial real estate investments which will provide the best available cash flow and present an opportunity for capital appreciation.

Until February 29, 2000, the Company's shares were traded on NASDAQ under the symbol "CEDR". Effective as of February 29, 2000 the Company changed its symbol to "UNII" to reflect the change, also effective as of that date, of the name of the Company and of the Operating Partnership to Uni-Invest (U.S.A.), Ltd. and Uni-Invest (U.S.A.) Partnership, L.P., respectively.

The Company, through its Operating Partnership, owns and operates three office properties aggregating approximately 224,000 square feet, located in Jacksonville, Florida, Salt Lake City, Utah and Bloomington, Illinois; and a 50% undivided interest in a 74,000 square foot shopping center property located in Louisville, Kentucky.

CBRA serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company on terms substantially similar to the terms of that agreement previously in effect between Old Cedar and AEGON USA Realty Advisors, Inc. ("AEGON") of Cedar Rapids, Iowa, which served as investment advisor to the Company from formation until April 3, 1998. Brentway Management LLC ("Brentway" and/or "Property Manager"), a New York limited liability company provides property management services for the Company's properties pursuant to a management agreement with the Company on substantially the same terms as the agreement previously in effect with AEGON. Brentway and CBRA are both affiliates of CBC, SKR Management Corp. and Leo S. Ullman. Leo S. Ullman is President of the Company.

Item 2.  Properties

Retail Property

Germantown Square Shopping Center
Louisville, Kentucky

On September 28, 1988, the Company purchased a 50% undivided interest in a neighborhood shopping center known as Germantown Square Shopping Center in Louisville, Kentucky ("Germantown"). The remaining 50% undivided interest was purchased by Life Investors

Item 2. Properties (continue)

Insurance Company of America ("Life Investors"), an affiliate of the Company's former management company and advisor. Germantown consists of two single-story buildings totaling 74,267 square feet on a 9.0 acre site which includes parking for 428 vehicles. The total acquisition cost of the Company's 50% interest in Germantown was $2,963,674. Subsequent improvements have increased the Company's recorded cost to $3,746,616.

Germantown represented 20% of the Company's total assets as of December 31, 1999, and provided 16% of total revenue. At December 31, 1999, Germantown was 98% leased to ten tenants under leases having a minimum term of one year (not including renewal options). Annual base rents range from $7.94 to $14.73 per square foot. The anchor tenant, Winn Dixie (a grocery store), pays a fixed base rent plus 1% of gross sales in excess of a specified base. Winn Dixie occupies 59% of Germantown under a lease term expiring in September 2008, with five-year options to renew at the same rent. Winn Dixie provided 14% of the Company's 1999 revenue.

Rental income is expected to be slightly higher in 2000 due to the leasing in the fourth quarter of 1999 of 1,563 square feet which had been vacant since 1998. Approximately $14,000 in leasing costs are expected as a result of the potential leasing of 1,600 square feet that is currently vacant.

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

The Company intends to initiate the "buy-sell" provision in its tenancy-in-common agreement with Life Investors prior to June 30, 2000. Accordingly, the Company expects either to purchase Life Investors' 50% interest in the property or to sell its 50% interest in the property to Life Investors in 2000.

Office Properties

Corporate Center East
Bloomington, Illinois

On March 24, 1988, the Company acquired Corporate Center East, a 25,200 square foot office building in Bloomington, Illinois for $2,221,783 in cash. Capital improvements have increased the property's recorded cost to $ 2,715,317.

Corporate Center East represented 14% of the Company's total assets at December 31, 1999, and provided 14% of 1999 revenue. At December 31, 1999, Corporate Center East was 100% leased to four tenants under leases having a minimum remaining term of two months (not including renewal options). Annual base rents range from $10.00 to $13.00 per square foot. One lease, representing 10% of the square footage at Corporate Center East, expires in June

2000. The space will be vacated. Goshen Fidelity Inc., Corporate Center East's largest tenant, occupied 12,226 square feet under a lease which expired in February 2000. The tenant has surrendered 3,917 sf and renewed the lease for the remaining 8,309 square feet for a term of three years at a slightly higher average rent. Rental receipts from Goshen Fidelity's lease provided 6% of the Company's 1999 revenue. Estimated leasing costs for the 6,507 square feet (26%) of expected vacancy are estimated to be approximately $100,000 in calendar year 2000. The property is subject to competition from several office properties in the same geographic area.

Broadbent Business Center
Salt Lake City, Utah

Broadbent Business Center in Salt Lake City, Utah ("Broadbent") was acquired on March 31, 1987, for $4,057,950, subject to mortgage loan indebtedness of $1,966,110. Approximately $300,000 was expended to upgrade the property immediately after acquisition and subsequent improvements have increased the property's recorded cost to $4,651,335. The original mortgage indebtedness was scheduled to mature in September 2008. However, this loan was called by the lender pursuant to the terms of the note. New financing was obtained in October 1992 in the amount of $1,500,000 to retire the original mortgage which had a balance of $1,300,472 at the date of retirement. The outstanding mortgage balance at December 31, 1999 was $1,346,750.

Broadbent consists of eight single-story buildings totaling 119,500 square feet, approximately half of which is office use and the other half of which is service/warehouse, on a 12.5 acre site which includes parking for approximately 320 vehicles. Broadbent represented 24% of the Company's total assets at December 31, 1999, and provided 29% of 1999 revenue. At December 31, 1999, Broadbent was 81% occupied by 46 tenants under leases having a minimum term of one month (not including renewal options) with annual base rents ranging from $3.64 to $9.00 per square foot. Leases representing 18% of the square footage of Broadbent expire during 2000.

Cyclopss Corporation ("Cyclopss"), Broadbent's largest tenant representing 2% of the Company's 1999 revenue, occupied 13,350 square feet under a lease which originally expired in April 2000. Due to financial constraints, Cyclopss reduced its leased space to 9,150 square feet effective January 1, 1999 and extended its lease to December 2001. In the event the tenant's financial uncertainties are not satisfactorily resolved, the revenues at this property will in all likelihood be adversely affected, as Cyclopss represents 7% of projected 2000 revenue for Broadbent. In addition to the potential lost rent, the Company would expect to incur tenant improvement and leasing commission costs in order to secure a replacement tenant. Broadbent's second largest tenant is Purser Associates with 7,500 square feet.

Other national tenants in Broadbent include: IBM, Pitney Bowes, USA Today (Gannett), Mosler Alarm Systems, and Midwest Industrial Tools.

Mergers and consolidations among larger and national companies serving the greater Salt Lake market have contributed to increased turnover in the small tenant category at Broadbent. The competition for smaller (under 5,000 square feet) tenants increased dramatically in 1999 as a result of new development. Further, many new, larger developments unable to lease large space began dividing buildings into smaller increments and offering attractive build-outs and competitive rates in brand new facilities.

Demand for low-cost office space in the Broadbent sub-market has prompted the Company to pursue warehouse to office conversions where feasible. A proposal to convert one of the eight buildings to 100% office space to secure a national tenant is currently under consideration. Higher lease rates and long-term stability are overwhelming factors in pursuing this office conversion strategy.

According to Colliers Commerce CRG, The Salt Lake City industrial market vacancy was 7.38% for the year ended 1999 as compared to 7.72% for the year ended 1998. Vacancy remains highest for smaller requirements (less than 5,000 square feet). A stable industrial market is expected in 2000. Less speculative construction is predicted.

Southpoint Parkway Center
Jacksonville, Florida

Southpoint Parkway Center in Jacksonville, Florida ("Southpoint") was acquired on May 6, 1986 for $6,505,495 in cash. Capital expenditures made since the purchase date have increased the property's recorded cost to $8,072,754. Southpoint is a single-story office service center consisting of 79,010 square feet of net leasable area on approximately 10.8 acres which includes 467 parking spaces. Southpoint represented 42% of the Company's total assets at December 31, 1999, and provided 40% of its revenue.

At December 31, 1999, the property was 99% leased to nine tenants with remaining terms ranging from three months to six years (not including renewal options) and annual base rents ranging from $10.50 to $13.71 per square foot.

The General Services Administration ("GSA"), a United States government agency, occupies 40,447 square feet in Southpoint under a ten-year lease which expires in December 2001, which lease grants to the tenant a right to terminate at any time after 90 days' prior written notice. The Company is aware that the same government agency that occupies 97% of the GSA premises at Southpoint has taken 100,000 square feet of space in the downtown Jacksonville market area to be occupied as of April 2000. After due inquiry, the Company has been advised that the Southpoint location will not be affected. However, there can be no assurances with respect thereto. The GSA lease was negotiated in 1991 and, in connection therewith, the Company purchased 2.9 acres of adjacent land, constructed a parking lot and made interior building improvements at a total cost of $988,832 (included in the above $8,072,723). Rental receipts from the GSA provided 21% of the Company's 1999 revenue.

A lease for 3,317 square feet (4%) expires in September 2000. The Company anticipates that such tenant will exercise its option to renew for two years. A medical tenant in 2,516 square feet has vacated the premises but continues to pay rent; the lease term expires as of July 2000. The Company is actively marketing such premises.

Southpoint competes with other office buildings in the suburban Jacksonville office market. During the early 1990's, Jacksonville experienced an oversupply of office space due to new office construction and consolidations by two major financial services firms, both of which occurred in the late 1980's. Net new absorption of office space in recent years had resulted in improved office occupancies and stabilized rents in the Southpoint market area during 1997 and the first two quarters of 1998. However, during the latter part of 1998, Southpoint had experienced a further softening of the rental market. Late in the third quarter of 1998, a major healthcare firm relocated from the Southpoint market area to the downtown area, resulting in approximately 200,000 vacant square feet. In addition, new construction, resulting in approximately 500,000 square feet of new office space, was available late in the third quarter of 1999.

In order to meet the Company's obligation to raise $7.5 million pursuant to the Subscription Agreement, Southpoint is actively being marketed for sale by a national brokerage firm on behalf of the Company.

The Company's properties are summarized in the table below.

                                            Occupancy                               1999       Revenue
                              Size              at                Lease           --------------------
Name and Location           (Sq. Ft.)    December 31, 1999     Expirations         Amount      Percent
------------------------------------------------------------------------------------------------------
Germantown Square            74,267            98%             2000-2008          $399,218        16%
  Louisville, Kentucky

Corporate Center East        25,200           100%             2000-2009           352,177        14
  Bloomington, Illinois

Broadbent Business Center   119,500            81%             2000-2004           719,317        29
  Salt Lake City, Utah

Southpoint Parkway Center    79,010            99%             2000-2006         1,018,246        41
                           --------                                             ----------       ---
  Jacksonville, Florida

                            297,977                                             $2,488,958       100%
                            =======                                             ==========       ====


Item 3. Legal Proceedings

The Company is not a party to any pending legal proceeding which, in the opinion of management, is material to the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of stockholders was held on February 24, 2000 for the purpose of authorizing and approving an amendment to the Articles of Incorporation of the Company to change the Company's name to Uni-Invest (U.S.A.), Ltd. and to approve the issuance of capital stock of the Company pursuant to the Subscription Agreement dated as of November 5, 1999 by and between the Company and Uni-Invest Holdings (U.S.A.) B.V., a Netherlands closed company.

Of the 942,651 shares of common stock outstanding and entitled to vote at the meeting, 721,270.536 shares of common stock were represented in person or by valid proxy, thus constituting a quorum. The following votes were duly cast resulting in the approval of the proposals:

                For:                      682,411.385
                Against:                   33,577.023
                Abstentions:                5,282.128
                Broker/Non Votes:         221,770.360

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Dividend Information

The Company is required to distribute at least 95% of its "REIT taxable income", as defined in the Internal Revenue Code, to continue qualification as a real estate investment trust. In 1999, the Company paid dividends of $0.10 per share in March, June, September and December, totaling $0.40 per share. While the Company expects to continue to pay dividends to shareholders, there can be no assurance of future dividends, as they are dependent upon earnings, cash flow, the financial condition of the Company and other factors. It should be noted that 1999 dividend payments were substantially greater than both the Company's net income and the amounts required to be distributed to continue qualification as a real estate investment trust.

A Form 1099 is mailed to shareholders at the end of each year reflecting the dividends paid by the Company in that year. The percentages indicated below, multiplied by the amount of dividends paid for that year, result in the amount to be reported for income tax purposes.

           Dividend Character
                                   1999                 1998             1997
           ------------------------------------------------------------------
           Ordinary
             income               43.57%                57.34%          66.23%

           Nontaxable
             return of
             capital              56.43%                42.66%          33.77%

           Total                 100.00%               100.00%         100.00%


           Dividends
           paid, per share         $.40                  $.40            $.40

Market Information

As of June 26, 1998, CBC, which had owned from April 2, 1998, 1,893,038 of the 2,245,411 shares of common stock, exchanged 1,703,300 of such shares for Operating Partnership units of equal number. The shares were cancelled, and, accordingly, there were 542,111 shares outstanding to 522 shareholders of record at December 31, 1998. During November 1999, 400,000 shares of New Common Stock were issued through private placements to eight shareholders. There were 942,651 shares of common stock outstanding to 488 shareholders of record at December 31, 1999. The Company's shares began trading on NASDAQ under the symbol CEDR on December 17, 1986. As of February 29, 2000 the Company's symbol was changed to UNII. As of March 28, 2000 the Company's last reported sale of common stock was $6.1875 as reported by Wedbush/Morgan Securities, Inc, Newport Beach,

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters (continued)

California and Herzog, Heine, Geduld, Inc., New York, New York, the principal market makers for shares of the Company. No shares were in fact traded on that date. Price for shares of the Company reflect quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                  Market Price Range

                  Quarter           Over-the-Counter Sales Prices
                  Ended            High        Low           Close
                  --------------------------------------------------------
                  1999
                  March 31        $6.25       $5            $4-7/8
                  June 30          5           4             4.5
                  September 30     4-3/4       4-1/4         4-9/32
                  December 31      5-3/4       3-1/4         5-3/4

                  1998
                  March 31        $7          $6-9/16       $6-13/16
                  June 30          7-3/8       2-1/2         5-1/8
                  September 30     5-3/4       4-3/4         4-3/4
                  December 31      7-1/16      4-3/4         6

Item 6. Selected Financial Data

                                                             Years ended December 31,
                                        1999          1998             1997        1996         1995
                                        ----          ----             ----        ----         ----
Operating Data
REVENUE
     Rents                           $2,413,958     $2,505,372     $2,386,549   $2,121,866    $2,400,273
     Other                               75,000              -              -            -             -
     Interest                            26,329         59,653         81,309       95,160        86,884
                                     ----------     ----------     ----------   ----------    ----------
Total revenue                         2,515,287      2,565,025      2,467,858    2,217,026     2,487,157
                                     ----------     ----------     ----------   ----------    ----------

EXPENSES
Property expenses:
     Real estate taxes                  258,597        262,761        233,160      239,324       228,006
     Repairs and maintenance            273,253        252,320        385,806      255,621       318,633
     Utilities                          167,886        163,279        159,762      146,772       134,362
     Management fee                     124,358        126,520        130,084      128,053       139,924
     Insurance                           21,764         18,336         19,270       18,817        16,521
     Other                              124,883         73,737         92,396       95,517        94,985
                                     ----------     ----------     ----------   ----------    ----------
Property expenses, excluding
  depreciation                          970,741        896,953      1,020,388      884,104       932,431
Depreciation                            492,716        480,410        462,687      436,739       436,276
                                     ----------     ----------     ----------   ----------    ----------
Total property expenses               1,463,457      1,377,363      1,483,075    1,320,843     1,368,707
Interest                                127,700        130,197        136,137      138,209       140,096
Administrative fees                     102,397         99,180        101,192      100,363        99,359
Directors' fees and expenses             97,872        100,703         49,417       42,382        44,228
Other administrative                    343,901        587,684        197,851       53,613        65,146
                                     ----------     ----------     ----------   ----------    ----------
Total expenses                        2,135,327      2,295,127      1,967,672    1,655,410     1,717,536
                                     ----------     ----------     ----------   ----------    ----------

Net income before limited partner's
  interest in Operating Partnership     379,960        269,898        500,186      561,616       769,621
Limited partner's interest             (315,490)       (89,950)             -            -             -
Net income                           $   64,470     $  179,948     $  500,186   $  561,616    $  769,621
                                     ==========     ==========     ==========   ==========    ==========
Net income per share                 $     0.11     $     0.13     $     0.22   $     0.25    $     0.34
                                     ==========     ==========     ==========   ==========    ==========
Dividends to shareholders            $  256,990     $  557,504     $  898,164   $  898,164    $  898,164
                                     ==========     ==========     ==========   ==========    ==========
Dividends to shareholders per share  $     0.40     $     0.40     $     0.40   $     0.40    $     0.40
                                     ==========     ==========     ==========   ==========    ==========
Average number of shares outstanding    593,618      1,393,761      2,245,411    2,245,411     2,245,411
                                     ==========     ==========     ==========   ==========    ==========

Balance Sheet Data
Real estate before accumulated
  depreciation                      $19,186,022    $18,903,767    $18,762,887  $18,462,902   $18,326,583
Real estate after accumulated
  depreciation                      $13,995,197    $14,205,658    $14,545,188  $14,707,890   $15,008,310
Total assets                        $16,692,560    $15,323,315    $15,941,683  $16,270,149   $16,610,105
                                    -----------    -----------    -----------  -----------   -----------
Mortgage loan payable               $ 1,346,750    $ 1,374,751    $ 1,400,259  $ 1,423,492   $ 1,444,654
Limited partner's interest in
  consolidated Operating
  Partnership                       $ 9,560,913    $10,309,316    $       -    $       -     $       -
Shareholders' equity                $ 5,242,935    $ 3,289,520    $14,227,102  $14,625,080  $14,961,628

Other Data
Funds from operations
   for the Operating Partnership(1) $   872,676    $   750,308    $       -    $       -     $       -
Funds from operations
    for the Company (1)             $   196,276    $   477,324    $   962,873  $   998,355   $ 1,205,897
Total properties square feet            297,977        297,977        297,977      297,977       297,977
Total properties percent leased              92%            95%            98%          89%           91%

(1) See "Management Discussion and Analysis" for discussion of funds from operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of Cedar Income Fund, Ltd. (the "Company") and related notes.

The Company has made, and may continue to make, various forward-looking statements with respect to its financial position, business strategy, projected costs, projected savings, and plans and objectives of management. Such forward-looking statements are identified by the use of forward-looking words or phrases such as "anticipates," "intends," "expects," "plans," "believes," "estimates," or words or phrases of similar import. These forward-looking statements are subject to numerous assumptions, risks, and uncertainties, and the statements looking forward beyond 2000 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those anticipated by the forward-looking statements.

In addition to factors previously disclosed and factors identified elsewhere herein, certain other factors could cause actual results to differ materially from such forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified in their entirety by reference to such factors.

The Company's forward-looking statements represent its judgement only on the dates such statements are made. By making any forward-looking statements, the Company assumes no duty to update them to reflect new, changed, or unanticipated events or circumstances.

Results of Operations

The Company owns office, office/warehouse, and retail properties in four U.S. cities. The Company's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of December 31, 1999, the combined lease occupancy of the Company's four properties was 92%. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

1999 Compared to 1998
The Company's net income for the year ended December 31, 1999 was $64,470 ($.11 per share) compared to $179,948 ($.13 per share) for the year ended December 31, 1998 (all per share amounts are on a basic and diluted basis). The decrease in net income from 1998 to 1999 was primarily due to the issuance of Units in 1998.

Rental income was $2,413,958 in 1999 compared to $2,505,372 in 1998, a decrease of $91,414 or 4%. Rental income at Broadbent Business Center decreased by approximately $66,000 due to a 9% increase in vacancy with an average market rent of $5.90 per square foot. Rental income at Corporate Center East decreased by approximately $46,000. This was attributable to the establishment of the Merrill Lynch tenancy in November 1999 and the resulting temporary loss of rental income from the former tenant. This decline is offset, in part, by the increase in rental income at the Southpoint Parkway Center.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Other income increased by $75,000 due to termination fees received by a vacating tenant at Corporate Center East.

Interest income decreased by approximately $33,000 due to the lower cash balance available for investment and the liquidation in March 1998 of the mortgage receivable formerly with Life Investors.

Property expenses, excluding depreciation, increased from $896,953 in 1998 to $970,741 in 1999, an increase of 8%. This is due to an increase in property administrative expenses resulting from increased legal expense at Broadbent Business Center because of short term lease preparations and renewals. Repairs and maintenance increased at Southpoint and Germantown.

Other administrative expenses decreased from $587,684 in 1998 to $343,901 in 1999. This decrease is attributable to legal and consulting fees in 1998, which were not present in 1999. These 1998 expenses relate to the April 1998 tender offer, the Company's subsequent reorganization, and the creation of the Operating Partnership structure. Administrative costs of $343,901 consisted of approximately $100,000 in legal, $100,000 in financial advisory fees, $67,000 in accounting and $77,000 in printing, mailing and other corporate expenses.

1998 Compared to 1997
The Company's net income for the year ended December 31, 1998 was $179,948 ($.13 per share) compared to $500,186 ($.22 per share) for the year ended December 31, 1997. (All per share amounts are on a basic and diluted basis). The decrease in net income from 1997 to 1998 was primarily due to legal and consulting expenses incurred in connection with the tender offer which was completed in March 1998, the Company's reorganization in June 1998, the payment of financial advisory fees and other professional expenses, including those incurred in connection with due diligence reviews for the proposed purchase of additional properties, none of which were concluded. In addition, the decline in net income also reflects the accounting treatment of the limited partner's interest not applicable in prior years.

Rental income was $2,505,372 in 1998 compared to $2,386,549 in 1997, an increase of $118,833 or 5%. Rental income at Corporate Center East in Bloomington, Illinois increased by approximately $75,000 due to the full year impact of revenue (i.e. no vacancy and no rent concessions) from certain space vacant since 1995. Corporate Center East was 100% occupied in 1998. Rental income increased at Southpoint Parkway Center in Jacksonville, Florida by $44,000 (8%) due to an increase in tenant expense recoveries and increased base rent from a large tenant. Rental income at Broadbent Business Center in Salt Lake City, Utah was relatively unchanged from the prior year. Germantown Square in Louisville, Kentucky experienced a decrease in rental income due to decreased expense recoveries.

Interest income decreased by approximately $22,000 due to the liquidation in March 1998 of the mortgage receivable formerly with Life Investors. Interest was earned for one quarter in 1998 as compared to the full year in 1997.

Property expenses, excluding depreciation, decreased from $1,020,388 in 1997 to $896,953 in 1998, a decrease of 12%. The decrease in property expenses was primarily due to substantial

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

repair and maintenance costs resulting from tenant remodeling and parking lot repairs incurred in 1997, but not required in 1998.

Directors' fees and expenses increased by approximately $7,000 primarily due to directors' liability runoff coverage, travel and meetings associated with the change of directors and the Company reorganization. Other administrative expenses increased by approximately $434,000 due to legal and consulting expenses incurred in connection with the tender offer, the Company's subsequent reorganization, the creation of the Operating Partnership structure, as well as the proposed purchase of new properties. Total administrative costs of $632,199 consisted of approximately $300,000 in legal, $130,000 in accounting, $60,000 in financial advisory fees, $45,000 in director's insurance, $40,000 in printing and mailing of shareholder-related materials, and other administrative items such as office expenses, state taxes and other corporate expenses.

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

As all companies and analysts do not calculate FFO in the same manner, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table presents the Operating Partnership's FFO calculation for the years ended December 31,

                                                      1999              1998
                                                      ----              ----

Net earnings before limited partner's
  interest in Operating Partnership                  $379,960         $269,898

Less:
  Limited partner's interest in the
     Operating Partnership                            315,490           89,950
                                                     --------         --------
Net income available to common shareholders            64,470          179,948
Adjustment for funds from operations

Add:
  Limited partner's interest in the
     Operating Partnership                            315,490           89,950
Depreciation                                          492,716          480,410
                                                     --------         --------
Basic and diluted funds from operations              $872,676         $750,308
                                                     ========         ========

Weighted average shares/units outstanding (1)       2,296,918        2,245,411
                                                    =========        =========

(1) Assumes conversion of Units of the Operating Partnership. Reflects the issuance of 400,000 new shares of Common Stock on November 15, 1999.

Note:  The Operating Partnership was formed during 1998.

The following table presents the Company's FFO calculation for the years ended December 31,

                                                      1999              1998             1997
                                                      ----              ----             ----
Net earnings before limited partner's
  interest in Operating Partnership                  $379,960         $269,898          $500,186

Less:
  Limited partner's interest in the
     Operating Partnership                            315,490           89,950               -
                                                     --------         --------         ---------

Net income available to common shareholders            64,470          179,948           500,186
Adjustment for funds from operations

Add:
Depreciation                                          131,806          297,376           462,687
                                                     --------         --------         ---------
Basic and diluted funds from operations              $196,276         $477,324          $962,873
                                                     ========         ========         =========

Weighted average shares/units outstanding (1)         593,618        1,393,761         2,245,411
                                                     ========        =========         =========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

The Company's capital resources consist of its current equity in real estate investments (carrying value less mortgage indebtedness). The Company maintains the real estate in good condition and provides adequate insurance coverage. The Company's rental revenues for 1999 were $2,413,958. The rental revenues for 2000 are expected to increase by approximately $85,000 to $2,499,526 reflecting fairly conservative estimates for leasing current and expected vacancies during the year. As a result, vacancy at the end of 2000 is expected to decrease from approximately 24,980 square feet to 16,500 square feet. The leasing time-table, between getting a lease signed, building-out the space and the tenant taking possession, varies from 6 months to 12 months depending on the market in the geographic location of the property. Management estimates that the Company will incur approximately $285,000 in tenant improvement costs to lease-up these vacancies during 2000. Despite the increase in tenant improvement costs, liquidity is considered sufficient to meet current obligations, which include capital expenditures, and is represented by cash and cash equivalents of $2,298,334 as of December 31, 1999.

Net cash provided by operating activities, as shown in the Statements of Cash Flows, was $1,105,342 for the year ended December 31, 1999. The major uses of cash in 1999 were dividends to shareholders and distributions to the limited partner of the Operating Partnership totaling $938,671, and capital expenditures of $282,255 ($155,880 at Corporate Center East, $66,403 at Broadbent, $53,683 at Southpoint and $6,289 at Germantown). A fourth quarter dividend was declared on February 18, 2000 to shareholders of record on February 28, 2000, payable March 8, 2000. The Board of Directors continues to closely monitor occupancies, leasing activity, overall Company operations, and liquidity in determining quarterly dividends.

The Company's debt service commitments for the mortgage loan payable are described in Note 5 to the Financial Statements. There were no other material commitments at December 31, 1999.

Inflation

Low to moderate levels of inflation during the past several years have favorably impacted the Company's operations by stabilizing operating expenses. At the same time, low inflation has the indirect effect of reducing the Company's ability to increase tenant rents. The Company's properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. These factors, in the long run, are expected to result in more attractive returns from the Company's real estate portfolio as compared to short-term investment vehicles.

Year 2000 Issue

The Company has received no reports of incidents of system or facilities malfunctions related to the inability of computers and/or computer software to process and calculate date-related information from and after January 1, 2000.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

The primary market risk facing the Company is the interest rate risk on its mortgage loan payable. The Company does not hedge interest rate risks using financial instruments nor is the Company subject to foreign currency risks.

The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at December 31, 1999:

                                   For the Year ended December 31,
                           ------------------------------------------
                                    2000       2001         2002           Total         FMV
                           --------------------------------------------------------------------
Long term debt:
Fixed rate                       $30,745     $33,755     $1,282,250      $1,346,750   $1,414,160
Average interest rate              9.38%       9.38%          9.38%           9.38%

The fair value of the Company's mortgage loan payable is estimated based on the discounting of future cash flows at interest rates that management believes reflect the risks associated with mortgage loans payable with similar risk and duration.

Item 8. Financial Statements and Supplemental Data


                                                                        Page
                                                                        ----

Report of Independent Auditors..........................................II-11
Consolidated Balance Sheets as of December 31, 1999 and
         December 31, 1998..............................................II-12
Consolidated Statements of Income for the years ended
         December 31, 1999, 1998 and 1997...............................II-13
Consolidated Statements of Stockholder's Equity for the years ended December 31, 1999, 1998 and 1997.........................II-14
Consolidated Statements of Cash Flows for the years ended
         December 31, 1999, 1998 and 1997...............................II-15
Notes to Financial Statements...........................................II-16

Report of Independent Auditors



The Board of Directors and Shareholders
Uni-Invest (U.S.A.), Ltd.


We have audited the accompanying consolidated balance sheets of Uni-Invest (U.S.A.) Ltd. (formerly, Cedar Income Fund, Ltd.) as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Uni-Invest (U.S.A.), Ltd. (formerly, Cedar Income Fund, Ltd.) at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.




New York, NY
February 22, 2000

                   Uni-Invest (U.S.A.), Ltd. (Formerly, Cedar Income Fund, Ltd.) Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                          December 31,    December 31,
                                                             1999            1998
Assets
Real estate
  Land                                                   $  4,144,705    $  4,144,705
  Buildings and improvements                               15,041,317      14,759,062
                                                         ------------    ------------
                                                           19,186,022      18,903,767
  Less accumulated depreciation                            (5,190,825)     (4,698,109)
                                                         ------------    ------------
  Real estate                                              13,995,197      14,205,658

Cash and cash equivalents                                   2,298,334         678,196
Rents and other receivables                                    98,629         108,196
Prepaid expenses                                              101,892         107,283
Deferred lease commissions                                    122,944         131,350
Due from co-tenancy partner                                    56,993          61,323
Deferred rental income                                         12,312          21,500
Taxes held in escrow                                            6,259           9,809
                                                         ------------    ------------

Total Assets                                             $ 16,692,560    $ 15,323,315
                                                         ============    ============
Liabilities and Shareholders' Equity
Liabilities
  Mortgage loan payable                                  $  1,346,750    $  1,374,751
  Accounts payable and accrued expenses                       365,790         172,358
  Due to co-tenancy partner                                    46,158          46,570
  Security deposits                                            87,919          84,466
  Advance rents                                                42,095          46,334
                                                         ------------    ------------
Total Liabilities                                           1,888,712       1,724,479

Limited partner's interest in consolidated
     Operating Partnership                                  9,560,913      10,309,316


Shareholders' Equity
  Common stock ($.01 par value
  50,000,000 shares authorized, 942,651                             -
  and 542,111 shares outstanding, respectively                  9,421           5,421
Additional paid-in-capital                                  5,233,514       3,284,099
                                                         ------------    ------------
Total shareholders' equity                                  5,242,935       3,289,520
                                                         ------------    ------------
Total liabilities and shareholders' equity               $ 16,692,560     $15,323,315
                                                         ============    ============

See the accompanying notes to financial statements

Uni-Invest (U.S.A.), Ltd. (Formerly, Cedar Income Fund, Ltd.)
Consolidated Statements of Operations

                                                                          Years ended December 31,
                                                                   1999              1998             1997
--------------------------------------------------------------------------------------------------------------
Revenue
 Rents                                                          $2,413,958         $2,505,372      $2,386,549
 Other                                                              75,000                  -               -
 Interest                                                           26,329             59,653          81,309
                                                                ----------         ----------      ----------
                                                                 2,515,287          2,565,025       2,467,858
Expenses
  Property expenses
         Real estate taxes                                         258,597            262,761         233,160
         Repairs and maintenance                                   273,253            252,320         385,806
         Utilities                                                 167,886            163,279         159,672
         Management fees                                           124,358            126,520         130,084
         Insurance                                                  21,764             18,336          19,270
         Other                                                     124,883             73,737          92,396
                                                                ----------         ----------      ----------
  Property expenses, excluding depreciation                        970,741            896,953       1,020,388
         Depreciation                                              492,716            480,410         462,687
                                                                ----------         ----------      ----------
  Total property expenses                                        1,463,457          1,377,363       1,483,075
  Interest                                                         127,700            130,197         136,137
  Administrative fees                                              102,397             99,180         101,192
  Directors' fees and expenses                                      97,872            100,703          49,417
  Other administrative                                             343,901            587,684         197,851
                                                                ----------         ----------      ----------
                                                                 2,135,327          2,295,127       1,967,672
                                                                ----------         ----------      ----------

Net income before limited partner's
  interest in Operating Partnership                                379,960            269,898         500,186
Limited partner's interest                                        (315,490)           (89,950)              -
                                                                ----------         ----------      ----------
Net income                                                      $   64,470         $  179,948      $  500,186
                                                                ==========         ==========      ==========

Basic and diluted net income per share                          $      .11         $      .13      $      .22
                                                                ==========         ==========      ==========
Dividends to shareholders                                       $  256,990         $  557,504      $  898,164
                                                                ==========         ==========      ==========
Dividends to shareholders per share                             $      .40         $      .40      $      .40
                                                                ==========         ==========      ==========
Average number of shares outstanding                            $  593,618          1,393,761       2,245,411
                                                                ==========         ==========      ==========

See the accompanying notes to financial statements.

Uni-Invest (U.S.A.), Ltd. (Formerly, Cedar Income Fund, Ltd.)
Consolidated Statements of Shareholders' Equity
Years ended December 31, 1999, 1998 and 1997

----------------------------------------------------------------------------------------------------------
                                                   Additional           Undistributed          Total
                                    Common          Paid-In                  Net             Shareholders'
                                    Stock           Capital                Earnings             Equity
-----------------------------------------------------------------------------------------------------------
Balance at January 1, 1997        $2,245,411     $12,379,669              $       -         $14,625,080
  Net earnings                             -               -                500,186             500,186
  Dividends to shareholders                -        (397,978)              (500,186)           (898,164)
                                  ----------     -----------              ---------         -----------

Balance at December 31, 1997       2,245,411      11,981,691                   -             14,227,102
  Net earnings                             -               -                179,948             179,948
  Dividends to shareholders                -        (377,556)              (179,948)           (557,504)
  Change in par value              (536,690)         536,690                      -                   -
  Cancelled shares               (1,703,300)       1,703,300                      -                   -
  Limited partner's interest in
    Operating Partnership                  -     (10,560,026)                     -         (10,560,026)
                                  ----------     -----------              ---------         -----------


Balance at December 31, 1998          5,421        3,284,099                      -           3,289,520

Net Earnings                                                                 64,470              64,470
Dividends to shareholders                           (192,520)               (64,470)           (256,990)
Sale of additional shares             4,000        2,141,935                      -           2,145,935
                                  ----------     -----------              ---------         -----------

Balance at December 31, 1999      $   9,421       $5,233,514              $       -          $5,242,935
                                  ==========     ============             =========         ===========


See the accompanying notes to financial statements.

Uni-Invest (U.S.A.), Ltd. (Formerly, Cedar Income Fund, Ltd.)
Consolidated Statements of Cash Flows

                                                                       Years ended December 31,
                                                                 1999             1998             1997
----------------------------------------------------------------------------------------------------------
Operating Activities
Net Income                                                   $   64,470     $    179,948          $500,186
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Limited partner's interest in Operating Partnership           315,490           89,950                 -
  Depreciation and amortization                                 496,992          483,161           466,353
  Decrease (increase) in deferred rental receivable               9,188          (21,500)                -
Changes in operating assets and liabilities:
  Decrease (increase) in rent and other receivable                9,567           22,419           (35,202)
  Decrease in interest receivable                                     -            3,881                65
  Decrease  (increase) in prepaid expenses                        1,115             (410)          (28,532)
  Decrease  (increase) in deferred lease commissions              8,406           33,477           (48,678)
  Decrease in tax held in escrow                                  3,550            6,087             1,801
  Increase in accounts payable and accrued expenses             193,432           10,038            58,983
  Decrease (increase) in amounts
         due from co-tenancy partner                              4,330          (61,323)                -
  (Decrease) increase in due to co-tenancy partner                 (412)         (16,000)           26,032
  Security deposits collected, net                                3,453            4,381            13,430
  Decrease (increase)  in advance rents                          (4,239)          36,986            (5,700)
                                                             ----------     ------------        ----------
Net cash provided by operating activities                     1,105,342          771,095           948,738
Cash Flow from Investing Activities
  Capital expenditures                                         (282,255)        (140,880)         (299,985)
  Sale and collection of mortgage loan receivable                     -          564,437             9,554
                                                             ----------     ------------        ----------
Net cash (used in) provided by in investing activities         (282,255)         423,557          (290,431)

Cash Flow from Financing Activities
  Principal portion of scheduled mortgage payments              (28,001)         (25,508)          (23,233)
  Dividends paid                                               (256,990)        (557,504)         (898,164)
  Distributions to limited partner                             (681,681)        (340,660)                -
Gross Proceeds from sale of stock                             1,800,000                -                 -
Costs associated with sale of stock                             (36,277)               -                 -
                                                             ----------     ------------        ----------
Net cash provided by (used in)financing activities              797,051         (923,672)         (921,397)
                                                             ----------     ------------        ----------
Net increase (decrease) in cash and cash equivalents          1,620,138          270,980          (263,090)
Cash and cash equivalents at beginning of the period            678,196          407,216           670,306
                                                             ----------     ------------        ----------
Cash and cash equivalents at end of the period               $2,298,334     $    678,196        $  407,216
                                                             ==========     ============        ==========
Supplemental Disclosure of Cash Activities
Interest paid                                                $  127,700     $    130,197        $  136,137
                                                             ==========     ============        ==========

Supplemental Disclosure of Non-Cash Financing
Activities
Reallocation of Limited Partner Interest for Sale of
     Shares below book value                                 $  382,211     $          -        $        -
                                                             ==========     ============        ==========
Cancelled shares                                             $        -     $ (1,703,300)       $        -
                                                             ==========     ============        ==========
Decrease in par value from $1 to $.01                        $        -     $   (506,690)       $        -
                                                             ==========     ============        ==========
Recordation of initial limited
   partner's interest                                        $        -     $(10,560,026)       $        -
                                                             ==========     ============        ==========

See the accompanying notes to financial statements.
                                                                           II-15

          UNI-INVEST (U.S.A.), Ltd (Formerly, CEDAR INCOME FUND, LTD.)
                   Notes to Consolidated Financial Statements
                                December 31, 1999

1. Description of Business and Significant Accounting Policies

Background, Organization and Reorganization of the Company

Cedar Income Fund, Ltd. ("Old Cedar") was incorporated in Iowa on December 10, 1984. Old Cedar's public offerings of Common Stock, completed in 1986 and 1988, raised approximately $19 million. Old Cedar invested the proceeds from these offerings in four real estate properties and a mortgage loan participation, utilizing only a minimum amount of indebtedness against the properties. The mortgage loan participation has since been liquidated.

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

On June 26, 1998, Old Cedar merged with and into Uni-Invest (U.S.A.), Ltd. (formerly Cedar Income Fund, Ltd.), a Maryland corporation (the "Company") newly formed as a wholly-owned subsidiary of Old Cedar. Immediately thereafter, the Company assigned substantially all of its assets and liabilities to a newly-formed Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"), in exchange for an aggregate of 2,245,411 operating partnership units of the Operating Partnership ("Units"), which constituted the sole general partnership interest and all of the limited partnership interests in the Operating Partnership. After such assignment, CBC exchanged 1,703,300 shares of the Company's Common Stock, $0.01 par value per share ("New Common Stock"), for 1,703,300 limited partnership units in the Operating Partnership owned by the Company. The shares of New Common Stock were cancelled by the Company upon their exchange by CBC. Following these transations, CBC owned 189,737 shares of New Common Stock, aggregating approximately 35% of the then issued and outstanding shares of New Common Stock.

The Company, in the spring of 1999, received notice from The NASDAQ Stock Market ("NASDAQ") stating that the "public float" of common stock of the Company was less than the minimum requirements of NASDAQ, and that, accordingly, the Company's shares would be delisted if the company failed to satisfy such requirements and to demonstrate its ability to continue to comply with such requirements. A hearing was subsequently held before a NASDAQ Listing Qualifications Panel (the "Panel") in September 1999 and the Company made certain filings required by the Panel.

On or about November 15, 1999, as a result of the private placement of 250,000 shares of newly issued Common Stock of the Company with a number of private investors at $4.50 per share (which price as of the date of issue was higher than the quoted price for such shares on NASDAQ) as set forth in such filings, the "public float" of shares of Common

          UNI-INVEST (U.S.A.) LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
                   Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies (continued)

Stock of the Company became, to the best of its knowledge, approximately 600,000 shares. Accordingly, the Company has now fully complied with the NASDAQ minimum "public float" requirements. None of the new shareholders, all of whom are resident outside the United States, owns, directly or indirectly, more than 10% of the shares of Common Stock of the Company.

As of November 5, 1999, a Subscription Agreement was entered into by and between the Company and Uni-Invest Holdings (U.S.A.) B.V., pursuant to which Uni-Invest Holding (U.S.A.) B.V. acquired on or about November 15, 1999, through a private placement, 150,000 shares of Common Stock of the Company at $4.50 per share. As a result of such placement and the other private placements described above, as of November 15, 1999, Uni-Invest Holdings (U.S.A.) B.V. owned approximately 16% of the Common Stock of the Company. CBC's Common Stock ownership was correspondingly reduced from approximately 35% to approximately 20%. Also in accordance, with the agreement, and pursuant to Board of Directors' approval and shareholders' approval at a special meeting held on February 24, 2000, the Company changed its name to "Uni-Invest (U.S.A.), Ltd." effective as of February 29, 2000. The name of the Operating Partnership was correspondingly changed to Uni-Invest (U.S.A.) Partnership, L.P. as of February 29, 2000

At a Board meeting held on November 18, 1999 the following persons were elected to the positions respectively set forth below:

             Richard Homburg                    Chairman of the Board
             Louis Ph. Marcus                   Treasurer
             Lawrence W. Freeman, Esq.          Assistant Secretary

In addition, Uni-Invest Holdings (U.S.A) B.V. and CBC entered into a Stockholders' Agreement effective as of the issuance of stock pursuant to the Subscription Agreement, wherein they agreed, among other things, to hold their shares for a period of not less than five years and setting forth certain provisions for the orderly sale or other disposition of shares under certain circumstances, and also to provide certain other arrangements common to such stockholders' agreements. The parties further agreed to vote their shares in favor of a slate of directors pursuant to which each of the respective parties would designate two persons for election as directors of a board of directors which would also include not less than three outside directors.

The Stockholders' Agreement also calls for the creation by the Board of Directors, as reconstituted, of an executive committee of the Board, the members of which would be Richard Homburg and Leo S. Ullman.

          UNI-INVEST (U.S.A.), LTD (FORMERLY, CEDAR INCOME FUND, LTD.)
                   Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies (continued)

Further, the Subscription Agreement, provides for the transfer of 50% of the stock of Cedar Bay Realty Advisors, Inc. ("CBRA") to an affiliate of Uni-Invest Holdings (U.S.A.) B.V. and the participation by such affiliate of Uni-Invest Holdings (U.S.A.) B.V. generally in any increase in income of CBRA attributable to growth of advisory fees arising from services rendered to the Company and to the Operating Partnership.

The Subscription Agreement also provides for an affiliate of Uni-Invest Holdings (U.S.A.) B.V. to acquire, without additional consideration, a 50% interest in each of SKR Management Corp. and Brentway Management LLC which companies shall be merged, or otherwise acquired by CBRA. Further, the subscription agreement provides for Uni-Ivest Holdings (U.S.A.) B.V. to succeed HVB Capital Markets, Inc. ("HVB") as financial advisor to the Company, after the expiration or other termination of the then existing agreement with HVB Capital Markets, Inc. HVB agreed to terminate the HVB Agreement effective as of December 31, 1999.

Uni-Invest Holdings (U.S.A) B.V. and Leo S. Ullman have entered into a Stockholders' Agreement with respect to ownership of CBRA. That Agreement, in general, also provides for a five year holding period and other provisions common to such stockholder agreements.

The Subscription Agreement also calls for the guarantee by Uni-Invest Holdings (U.S.A.) B.V. or the funding on or before May 15, 2000 of $7.5 million in exchange for shares of the Company and/or Units in the Operating Partnership at $4.50 per share Unit. The proceeds of such contribution, together with $7.5 million to be raised by the Company from other private placements of shares of stock or Units, from refinancing of its existing properties and/or the sale of its interests in one or more of the existing properties, would be used to purchase three anchored strip shopping centers aggregating more than 700,000 square feet, substantially fully leased with many creditworthy tenants, in Harrisburg (The Point Shopping Center), Lancaster (Golden Triangle Shopping Center) and Philadelphia (Red Lion Shopping Center), Pennsylvania from CBC or entities affiliated therewith. The aggregate purchase price for the three properties at $15 million plus closing adjustments, where applicable, above existing first mortgage liabilities estimated at approximately $37 million at this time, will be subject to third-party appraisals and "fairness" opinions by a reputable independent investment banking firm. The purchase agreements to reflect the foregoing have not yet been concluded or executed by the parties.

It has also been agreed that CBC or its affiliates will contribute to the Operating Partnership upon sale of the three Pennsylvania Shopping Center Properties described above, $3 million in cash in exchange for certain Units with certain priority payments at 8%.

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
                   Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies (continued)

Finally, the Company will receive an option to acquire a majority ownership interest in a certain shopping center property of approximately 620,000 square feet and adjacent land in Pleasantville, New Jersey, subject to certain contingencies.

The sale of the three shopping centers described above is subject to a closing on or before May 15, 2000 and is subject to execution of final purchase agreements and agreement on closing adjustments, due diligence reviews, and consents, where applicable, of lenders and partners.

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

The Company has retained a national brokerage company to offer the Jacksonville, Florida (Southpoint) office facility for sale to a qualified purchaser at a price exceeding book value. Further, the Company has applied for a $10 million line of credit from a national commercial bank and has received and signed the commitment letter for such credit line to be secured by first mortgage liens on properties of the Operating Partnership. The proceeds of the sale of Southpoint if concluded on a timely basis on terms acceptable to the Company, and/or the proceeds of drawdowns under the commercial bank line of credit, as well as deposits of cash held by the Company and the Operating Partnership would be available to meet the $7.5 million (plus closing costs, if any) required of the Company pursuant to the Subscription Agreement.

CBRA has agreed to defer until termination of its services as investment advisor to the Company, any acquisition fees to which it would otherwise be entitled with respect to the acquisition by the Company or the Operating Partnership of interests in the properties described above from CBC or its affiliates.

Uni-Invest Holdings (U.S.A) B.V. is a private company organized and existing under the laws of the Netherlands. Its stock is owned primarily by or for the benefit of Richard Homburg and members of his family.

Mr. Homburg, a Canadian citizen, resident in the Netherlands, is Chairman and Chief Executive Officer of Uni-Invest N.V., a publicly-traded real estate fund organized in the Netherlands and listed on the Amsterdam Stock Exchange. Uni-Invest N.V., which invests virtually exclusively in Netherlands real estate, has grown since Mr. Homburg's involvement in 1991 from approximately $90 million in assets to an asset value of approximately $1.7 billion at this time. Uni-Invest N.V. distributes substantially all of its income and has more than 57 million shares outstanding. Its earnings, share values and the liquidity of its stock on the Amsterdam Stock Exchange have increased substantially from 1991 to the present. Uni-Invest N.V.'s real estate

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
                   Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies (continued)

investments in the Netherlands include retail, office, industrial and residential (apartment) properties. Substantial gains have generally been realized annually by Uni-Invest N.V. from the sale of properties from its portfolio as part of its investment strategy. Uni-Invest N.V. generally manages its own properties and generally does not engage in development of properties.

Mr. Homburg and his family also control, directly or indirectly, the Homburg Uni-Corp group of companies which own certain commercial, office, retail, warehouse and residential properties in certain western states of the U.S. and Canada. Uni-Invest Canada Ltd, a Canadian real estate investment company affiliated with Uni-Invest Holdings (U.S.A.) B.V. and Uni-Invest N.V., and in turn controlled by a Netherlands company, Uni-Invest Canada N.V., owns a number of properties in Canada. Management of Uni-Invest N.V. has issued a press release announcing that it intends to take over the interest of Uni-Invest Canada N.V. in Uni-Invest Canada, Ltd. in 2000 and to distribute the shares to shareholders of Uni-Invest N.V. in 2001 as a dividend after obtaining a listing on the Toronto Stock Exchange.

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

Until February 29, 2000, the Company's shares were traded on NASDAQ under the symbol "CEDR". Effective as of February 29, 2000 the Company changed its symbol to "UNII" to reflect the change, also effective as of that date, of the name of the Company and the Operating Partnership to Uni-Invest (U.S.A.), Ltd. and Uni-Invest (U.S.A.) Partnership, L.P., respectively.

The Company, through its Operating Partnership, owns and operates three office properties aggregating approximately 224,000 square feet, located in Jacksonville, Florida, Salt Lake City, Utah and Bloomington, Illinois; and a 50% undivided interest in a 74,000 square foot shopping center property located in Louisville, Kentucky.

          UNI-INVEST (U.S.A), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
                   Notes to Consolidated Financial Statements

1. Description of Business and Significant Accounting Policies (continued)

CBRA serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company on terms substantially similar to the terms of that agreement previously in effect between Old Cedar and AEGON USA Realty Advisors, Inc. ("AEGON") of Cedar Rapids, Iowa, which served as investment advisor to the Company from formation until April 3, 1998. Brentway Management LLC ("Brentway" and/or "Property Manager"), a New York limited liability company provides property management services for the Company's properties pursuant to a management agreement with the Company on substantially the same terms as the agreement previously in effect with AEGON. Brentway and CBRA are both affiliates of CBC, SKR Management Corp. and Leo S. Ullman. Leo S. Ullman is President of the Company.

Basis of Presentation and Summary of Significant Accounting Policies

Consolidation Policy and Related Matters

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of December 31, 1999. All significant intercompany balances and transactions have been eliminated in consolidation.


The limited partner's interest as of December 31, 1999 (currently owned entirely by CBC) represents approximately a 64% limited partnership interest in the equity of the Operating Partnership.

Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

The accompanying financial statements include the Company's 50% co-tenancy interest in the assets, liabilities and operations of the retail property.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          UNI-INVEST (U.S.A.), LTD (FORMERLY, CEDAR INCOME FUND, LTD.)
             Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Revenue Recognition

Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due is included in deferred rents receivable on the accompanying balance sheets. Contractually due but unpaid rents are included in tenant receivables on the accompanying balance sheets. Certain lease agreements provide for reimbursement of real estate taxes, insurance, common area maintenance costs and certain other costs which are recorded on an accrual basis.

Real Estate

Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to forty years for buildings and improvements. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related lease.

Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

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

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
             Notes to Consolidated Financial Statements (continued)

1. Description of Business and Significant Accounting Policies (continued)

Earnings Per Share

Statement of Financial Accounting Standard Board ("FASB") No. 128, Earnings per Share, was issued and adopted by the Company during 1997. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Since the Company has no potentially dilutive securities outstanding, basic and diluted net income per share in accordance with Statement No. 128 are the same and do not differ from amounts previously reported as net income per share (primary earnings per share). Accordingly, basic and diluted net income per share are computed using the weighted average number of shares outstanding during the year.

Basic and diluted net income per share are based on the weighted average number of shares outstanding (593,618 in 1999, 1,393,761 in 1998, and 2,245,411 for
1997). Dividends to shareholders per share are based on the actual number of shares outstanding on the respective dates.

Comprehensive Income

In 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130") which is effective for fiscal years beginning after December 15, 1997. Statement 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company's financial position or results of operations.

Segment Reporting

In 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations but did affect the disclosure of segment information. See Note 9.

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
             Notes to Consolidated Financial Statements (continued)

Description of Business and Significant Accounting Policies (continued)

Recent Pronouncements

In June 1999, the FASB issued Statement No. 137, amending Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption to the years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

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

Impairment of Long-Lived Assets

The Company reviews its real estate assets if indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount. Measurement is based upon the fair value of the asset. As of December 31, 1999, management determined that no recognition of impairment is required.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR NCOME FUND, LTD.)
             Notes to Consolidated Financial Statements (continued)

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

The following sets forth a comparison of the fair values and carrying values of the Company's financial instruments subject to the provisions of Statement of Financial Accounting Standard No. 107:

                                                       1999                             1998
                                            ---------------------------------------------------------
                                            Carrying          Fair              Carrying         Fair
                                             Value            Value              Value           Value
         Assets
           Cash and cash equivalents       $2,298,334       $2,298,334        $  678,196      $  678,196
                                           ==========       ==========        ==========      ==========
         Liabilities
           Mortgage loan payable           $1,346,750       $1,414,160        $1,374,751      $1,466,113
                                           ==========       ==========        ==========      ==========

3.  Real Estate and Accumulated Depreciation

The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership. In 1999, the Company incurred capital expenditures of $282,255. Improvements for new and existing tenants totaled $228,572. In 1998 the Company incurred capital expenditures of $140,880 of which $47,531 were improvements for new and existing tenants. Information regarding the Company's investment in each property is presented in the Schedule of Real Estate and Accumulated Depreciation that follows.

Information on Real Estate and Accumulated Depreciation

                                                                                                  Gross Amount at Which Carried
                                                    Initial Cost to Company                             December 31, 1999
                                                    -----------------------                    -------------------------------------

Property Description
--------------------                                                            Subsequent
Name and Location               Amount of                      Buildings &         Cost                     Buildings &
of Property                    Encumbrance        Land        Improvements      Capitalized       Land     Improvements      Total
------------------------------------------------------------------------------------------------------------------------------------
Germantown Square             $      ---      $  678,675      $ 2,284,999      $  782,946     $  683,365   $ 3,063,251   $ 3,746,616
  Louisville, Kentucky
  (Shopping Center)

Corporate Center East                ---         475,000        1,746,783         493,535        479,600     2,235,717     2,715,317
  Bloomington, Illinois
  (Office Building)

Broadbent Business Center      1,346,750         595,000        3,462,950         593,380        599,681     4,051,654     4,651,335
  Salt Lake City, Utah
  (Office/Service Facility)

Southpoint Parkway Center            ---       2,005,495        4,500,000       1,567,259      2,382,059     5,690,695     8,072,754
  Jacksonville, Florida
  (Office/Service Facility)
------------------------------------------------------------------------------------------------------------------------------------
                              $1,346,750      $3,754,170      $11,994,732      $3,437,120     $4,144,705   $15,041,317   $19,186,022
                              ==========      ==========      ===========      ==========     ==========   ===========   ===========

                                                                                     Life on Which
                                                                                     Depreciation
                                           Accumulated       Date         Date       is Computed
                                          Depreciation       Built      Acquired      (in years)
--------------------------------------------------------------------------------------------------
Germantown Square                         $  843,710         1988         9/88          10-40
  Louisville, Kentucky
  (Shopping Center)

Corporate Center East                        626,569          1987        3/88          10-40
  Bloomington, Illinois
  (Office Building)

Broadbent Business Center                  1,372,169          1978        3/87          10-40
  Salt Lake City, Utah
  (Office/Service Facility)

Southpoint Parkway Center                  2,348,377          1984         5/86         10-40
  Jacksonville, Florida
  (Office/Service Facility)
--------------------------------------------------------------------------------------------------
                                          $5,190,825
                                          ==========

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
             Notes to Consolidated Financial Statements (continued)

3. Real Estate and Accumulated Depreciation (continued)

The activity in real estate and related accumulated depreciation for the three-year period ended December 31, 1999 are summarized in the table below.

                                                                          Years ended December 31,
                                                                  1999             1998               1997
---------------------------------------------------------------------------------------------------------------
Cost
Beginning of year improvements                                $18,903,767       $18,762,887       $18,462,902
  Additions during year                                           282,255           140,880           299,985
                                                              -----------       -----------       -----------

End of year                                                   $19,186,022       $18,903,767       $18,762,887
                                                              ===========       ===========       ===========

Accumulated Depreciation
Beginning of year                                             $ 4,698,109       $ 4,217,699        $3,755,012
    Additions during year                                         492,716           480,410           462,687
                                                              -----------       -----------       -----------

End of year                                                   $ 5,190,825       $ 4,698,109        $4,217,699
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

Information on Mortgage Loan Receivable

                                Periodic Payment
                                      Terms
                                ----------------

                                                                                                                       Carrying
                                                                                                  Face Amount of       Amount of
                                        Stated        Final       Annual         Balloon             Mortgage           Mortgage
Property Description         Date of   Interest      Maturity    Principal      Payment at        Receivable at        December 31,
Name and Property Location   Mortgage    Rate          Date     and Interest    March 1998         Acquisition           1998
-----------------------------------------------------------------------------------------------------------------------------------
Woodbury Plaza
  Woodbury, Minnesota         8-1-93     8.25%        8-1-00      $56,577       $561,920            $600,000              ---

                                                                           II-26

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
             Notes to Consolidated Financial Statements (continued)

4. Mortgage Loan Receivable (continued)

The activity for the mortgage loan receivable for the three-year period ended December 31, 1999, is summarized as follows:

                                              Years ended December 31,
Mortgage Loan Receivable            1999             1998              1997
--------------------------------------------------------------------------------

Principal
Beginning of year                $   -            $ 564,437          $573,991
Deductions during year
  scheduled payments                 -               (2,517)           (9,554)
Purchase                             -             (561,920)                -
                                 ----------       ---------          --------

End of year                      $   -            $       -          $564,437
                                 ==========       =========          ========

5.  Leased Assets

The Company's properties are leased to tenants under short-term, non-cancelable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are approximately as follows:

              Year                                   Amount
              ----------------------------------------------
              2000                                $1,331,993
              2001                                 1,033,463
              2002                                   617,913
              2003                                   380,487
              2004                                   292,885
              Thereafter                             898,120
                                                  ----------
                                                  $4,554,861
                                                  ==========

Contingent rentals (expense recoveries) provided by various leases were included in rental income for 1999, 1998 and 1997 in the amounts of $253,755, $281,874 and $284,219 respectively.

The Company derived 10% or more of its revenue from two major tenants in 1999. Revenues from GSA, a tenant at Southpoint, were $535,198 in 1999. Revenues from Winn Dixie, a tenant at Germantown, were $349,466 in 1999.

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
             Notes to Consolidated Financial Statements (continued)

6. Mortgage Loan Payable

On October 30, 1992 the Company borrowed $1,500,000 to finance an existing property. As of December 31, 1999, the mortgage outstanding principal balance was $1,346,750. This loan is collateralized by Broadbent, with a carrying amount of $3,279,166. The mortgage requires the repayment of principal based on a thirty-year amortization schedule at an interest rate of 9.375% and matures November 1, 2002. At maturity there will be a balloon payment of $1,254,779. There is a prepayment provision which permitted repayment beginning October 1997. From October 1997 to October 1998, prepayment was subject to a prepayment penalty of 5%. Such prepayment penalty is reduced by 1% per year thereafter.

Principal payments on the outstanding balance are summarized as follows:

                                           Principal
                  Year                      Payments
                  ----------------------------------
                  2000                     $   30,745
                  2001                         33,755
                  2002                      1,282,250
                                           ----------
                                           $1,346,750
                                           ==========
7.  Related Party Transactions

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

Fees of $28,350 were paid to Stuart H. Widowski, Esq., SKR Management Corp.'s in-house counsel and Secretary of the Company, through SKR Mangement Corp., an affiliate of CBRA, Brentway, CBC and Leo S. Ullman, for legal services provided.

With the exception of Germantown Square Shopping Center in Louisville, Kentucky ("Germantown"), Brentway provides property management services to the Company's real property for a monthly fee equal to 5% of the gross income from properties managed. Brentway also provides leasing services to the Company for a fee of up to 6% of the rent to be paid during the term of the lease procured. The management agreement is for a period of one year, automatically renewed annually and cancelable on 60 days' prior written notice by either party. This agreement is essentially the same as the previous agreement with AEGON. Due to continuing ownership by Life Investors Insurance Company of

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
             Notes to Consolidated Financial Statements (continued)

7. Related Party Transactions (continued)

America ("Life Investors") of the other 50% co-tenancy interest therein, AEGON continues to manage Germantown upon terms similar to those described above.

In 1998 the Company, entered into a Financial Advisory Agreement (the "HVB Agreement") with BV Capital Markets, Inc., since renamed HVB Capital Markets, Inc. ("HVB"), a wholly-owned subsidiary of Hypo Vereinsbank of Germany, of which Jean-Bernard Wurm, formerly a Director of the Company, serves as Director. Under that agreement HVB was performing the following services as financial advisor to the Company: (a) advise on acquisition financing and/or lines of credit for future acquisitions; (b) advise on acquisitions of United States real property interests and the consideration to be paid therefor; (c) advise on private placements of the shares of the Company; (d) assist the Board of Directors in developing suitable investment parameters for the Company; (e) develop and maintain contacts on behalf of the Company with institutions with substantial interests in real estate and capital markets; (f) advise the Board with respect to additional private or public offerings of equity securities of the Company;
(g) review certain financial policy matters with consultants, accountants, lenders, attorneys and other agents of the Company; and (h) prepare periodic reports of its performance of the foregoing services. As compensation for the foregoing services, the Company was required to pay HVB, (i) .25% of the Company's net asset value, less any indebtedness affecting such net value, but in any event, not less than $100,000 per year; (ii) a one-time payment of 1.5% of 90% of the agreed value of properties contributed to the Company or its affiliates by persons introduced to the Company by HVB; and (iii) upon the Company becoming self-administered, a one-time payment equal to five times the annual fee income attributable to fee receipts from clients or contacts of HVB that have contributed property to the Company. The HVB Agreement, dated as of June 1, 1998, according to its terms, was to have remained in effect, for successive one-year periods unless terminated by either party upon 60 days' prior written notice. HVB agreed to terminate the HVB Agreement effective December 31, 1999. Further, Jean-Bernard Wurm resigned as a Director of the Company effective December 31, 1999. Under the Subscription Agreement entered into by the Company with Uni-Invest Holdings (U.S.A) Ltd., Uni-Invest Holdings (U.S.A.) Ltd. will succeed to HVB's position as "financial advisor" to the Company, upon substantially the same terms as the HVB Agreement.

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
             Notes to Consolidated Financial Statements (continued)

7. Related Party Transactions (continued)

The following schedule represents amounts paid to related parties:

                             Cedar Income Fund, Ltd.
      Schedule of Management, Administrative and Advisory and Leasing Fees

                                                                                 Years ended December 31,
                                                                       Jan 1 -            Apr 1 -
                                                       1999         Mar 31, 1998        Dec 31, 1998           1997
                                                                    ---------------------------------------------------
Management Fees
AEGON                                                $ 18,705          $31,952            $16,440             $119,328
                                                     ========          =======            =======             ========
Brentway                                             $ 50,683          $     -            $44,587             $      -
                                                     ========          =======            =======             ========

Leasing Fees
AEGON                                                $      -          $23,561            $     -             $ 44,906
                                                     ========          =======            =======             ========

Administrative and Advisory
Cedar Bay Realty Advisors, Inc.                      $ 97,872          $     -            $73,404             $      -
                                                     ========          =======            =======             ========
AEGON                                                $      -          $25,770            $     -             $101,192
                                                     ========          =======            =======             ========
HVB                                                  $100,000          $     -            $58,808             $      -
                                                     ========          =======            =======             ========

Legal
Stuart H. Widowski, Esq./SKR Management Corp.        $ 28,350          $     -            $     -             $      -
                                                     ========          =======            =======             ========

8.  Co-tenancy Interest

On September 28, 1988, the Company purchased a 50% co-tenancy interest in Germantown Square Shopping Center in Louisville, Kentucky. The remaining 50% co-tenancy interest is owned by Life Investors, an affiliate of AEGON. Germantown is managed solely by AEGON. The Company paid management fees of $18,705 for 1999, $16,440 for the period April 1, 1998 to December 31,1998. As of December 31, 1999 and 1998, amounts due to co-tenancy partner were $46,158 and $46,570, respectively, and amounts due from co-tenancy partner were $56,993 and $61,323, respectively.

9.  Segment Disclosures

The Company owns all of the interests in real estate properties through the Operating Partnership. The Company's portfolio consists of three commercial properties and one retail property, located respectively in Illinois, Utah, Florida and Kentucky. Each of the properties is evaluated on an individual basis by the President and Vice President who have been identified as the Chief Operating Decision Makers because of their final authority over resource allocation.

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
             Notes to Consolidated Financial Statements (continued)

9. Segment Disclosures (continued)

The accounting policies of the reportable segments are the same as described in the summary of significant accounting policies.

The following table sets forth the components of the Company's revenue and expenses and other related disclosures as required by SFAS Statement No.131 for the years ended December 31, 1999 and 1998 respectively:


                             Cedar Income Fund, Ltd.
                        Combined Statement of Operations
                          Year ended December 31, 1999

                            Southpoint      Corporate      Broadbent        Germantown      Financial      Consolidated
                              Parkway      Center East   Business Center      Square        And Other         Totals
REVENUES
Base rents                 $  996,824      $  252,636     $  557,996       $  370,166     $        -       $ 2,177,622
Expense recoveries             21,422          24,541        161,321           29,052              -           236,336
Other                                          75,000              -                               -            75,000
Interest                            -               -              -                -         26,329            26,329
                           -------------------------------------------------------------------------       -----------
Total revenues              1,018,246         352,177        719,317          399,218         26,329         2,515,287


EXPENSES
Real estate tax               110,321          49,868         61,091           37,317              -           258,597
Repairs and maintenance       133,131          24,504         80,008           35,610              -           273,253
Utilities                      92,389          32,688         33,897            8,912              -           167,886
Management fee                 51,463          18,290         35,900           18,705              -           124,358
Insurance                       7,179           2,196          9,783            2,606              -            21,764
Other                           2,116          14,860         27,179              472              -            44,627
Depreciation                  207,749         102,116        105,716           77,135              -           492,716
Interest                            -               -        127,700                -              -           127,700
Directors' fees and                 -               -              -                -        102,397           102,397
Administrative fee                  -               -              -                -         97,872            97,872
Other administrative                -               -              -                -        343,901           343,901
Leasing commissions            30,415          22,365         20,695            6,781              -            80,256
                           -------------------------------------------------------------------------       -----------
Total expenses                634,763         266,887        501,969          187,538        544,170         2,135,327

Net income (loss)
   from operations before
   limited partner's
   interest                $  383,483      $   85,290     $  217,348       $  211,680      ($517,841)      $   379,960

Total assets               $5,832,506      $2,159,930     $3,353,712       $3,012,205     $2,234,207       $16,692,560
                           ==========      ==========     ==========       ==========     ==========       ===========

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
                        Combined Statement of Operations

                          Year ended December 31, 1998

                                  Southpoint     Corporate      Broadbent        Germantown      Financial      Consolidated
                                   Parkway      Center East   Business Center      Square        And Other         Totals

REVENUES
Base rents                        $  967,978    $  298,586      $  619,127      $  337,807       $       -       $ 2,223,498
Expense recoveries                    11,437        24,841         166,566          79,030               -           281,874
Interest                                   -             -               -               -          59,653            59,653
                                  ----------    ----------      ----------      ----------       ---------       -----------
Total revenues                       979,415       323,427         785,693         416,837          59,653         2,565,025
                                  ----------    ----------      ----------      ----------       ---------       -----------
EXPENSES
Real estate tax                      113,633        50,710          60,669          37,749                           262,761
Repairs and maintenance              122,763        22,388          83,384          23,785                           252,320
Utilities                             92,043        35,696          27,404           8,136                           163,279
Management fee                        48,981        16,303          39,249          21,987                           126,520
Insurance                              7,271         1,385           6,787           2,893                            18,336
Other                                  5,949           796           6,056           1,428                            14,229
Depreciation                         216,171        73,556         112,326          78,357                           480,410
Interest                                   -             -         130,197               -                           130,197
Directors' fees and expenses               -             -               -               -          56,188            56,188
Administrative fee                         -             -               -               -           9,180            99,180
Other administrative expenses              -             -               -               -         632,199           632,199
Leasing commissions                   24,067        13,044          17,602           4,795                            59,508
                                  ----------    ----------      ----------      ----------       ---------       -----------
Total expenses                       630,878       213,878         483,674         179,130         787,567         2,295,127
                                  ----------    ----------      ----------      ----------       ---------       -----------
Net income (loss)
  from operations before
  limited partner's interest      $  348,537    $  109,549      $  302,019      $  237,707       $(727,914)      $   269,898
                                  ==========    ==========      ==========      ==========       =========       ===========
Total assets                      $6,061,972    $2,119,423      $3,393,240      $3,102,363       $ 646,317       $15,323,315
                                  ==========    ==========      ==========      ==========       =========       ===========

                                                                           II-32

          UNI-INVEST (U.S.A.), LTD. (FORMERLY, CEDAR INCOME FUND, LTD.)
             Notes to Consolidated Financial Statements (continued)

10. Selected Quarterly Financial Data (Unaudited)

                                                                            Quarter Ended
                                                   ---------------------------------------------------------      Year Ended
             Year                                      3/31            6/30           9/30         12/31             12/31
------------------------------------------------------------------------------------------------------------------------------
             1999
Revenue                                             $660,226         $675,946       $605,307       $573,808        $2,515,287
Net income (loss)                                     37,356           19,522          7,733           (141)           64,470
Basic and diluted net income per share                   .07              .04            .01          (-.01)              .11
------------------------------------------------------------------------------------------------------------------------------
             1998
Revenue                                             $670,324         $644,278       $635,612       $614,811        $2,565,025
Net income (loss)                                    175,726           20,686         (8,581)        (7,883)          179,948
Basic and diluted net income per share                   .08              .01          (-.02)         (-.01)              .13
------------------------------------------------------------------------------------------------------------------------------
             1997
Revenue                                             $560,915         $623,622       $626,237       $657,084        $2,467,858
Net income                                           124,207          182,421        181,052         12,506           500,186
Basic and diluted net income per share                   .06              .08            .08            .00               .22


Item 9. Changes in, and Disagreements with Accountants on, Accounting and Financial Disclosure

None.

Part III.

Item 10.  Directors and Executive Officers of the Registrant

RICHARD HOMBURG, age 50 is the Founder, President and Chairman of the Homburg Uni-Corp Group, a real estate enterprise with offices in the U.S. (Colorado) and Canada (Nova Scotia, New Brunswick and Alberta). Since 1991, he has been the Chief Executive Officer of Uni-Invest N.V. a publicly-traded real estate fund organized in the Netherlands and listed on the Amsterdam Stock Exchange. Mr. Homburg is experienced in real estate development, sales, leasing, management, financing, insurance, venture capital, joint ventures, asset management, merchant banking and retail merchandising and manufacturing throughout Europe, North America and Asia.

LEO S. ULLMAN, age 60, is President of the Company and has been Chairman and President of SKR Management Corp. from 1994 through the current date; Mr. Ullman served as Chairman of the Company from April 1998 until November 1999, when he was replaced by Richard Homburg; Chairman of Brentway Management LLC from 1994 through the current date; President of Cedar Bay Realty Advisors, Inc. since its formation in January 1998. Mr. Ullman has also been the President and sole director of Selbridge Corp. and Buttzville Corp. (the two partners of CBC) from 1994 through the current date. From 1992 through 1995, Mr. Ullman was President of API Management Services Corp. and API Asset Management, Inc. Mr. Ullman has been involved in real estate property and asset management for approximately twenty years. Mr. Ullman has been a member of the New York Bar since 1966. From 1993 until the end of 1998, Mr. Ullman served as "of counsel" to the New York office of the law firm Schnader Harrison Segal & Lewis, LLP.

J.A.M.H. DER KINDEREN, age 59, was the Director of Investments from 1984 through 1994 for Rabobank Pension Fund, and has been or is Chairman of the Board of the following entities: Noro America Real Estate B.V. (1995-present); Noro Amerika Vast Goed B.V. (1985-present); Mass Mutual Pierson (M.M.P.) (1988-present); and, from 1996 to the present, a director of Warner Building Corporation. Mr. der Kinderen became a Director of the Company in 1998.

EVERETT B. MILLER, III, age 52, is currently the Senior Vice President and Chief Executive Officer of CommonFund Realty, Inc. a regulated investment advisor. Prior to that, starting in March 1997, Mr. Miller was the Senior Vice President and Chief Executive Officer of two finite REITs, Endowment Realty Investors and Endowment Realty Investors II. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior to that, Mr. Miller was employed for twenty years at Travelers Realty Investment Co., at which his last position was Senior Vice President. Mr. Miller became a Director of the Company in 1998.

BRENDA J. WALKER, age 47, is Vice President of the Company and has been Vice President of SKR Management Corp. from 1994 through the current date; Treasurer of the Company from April 1998 until November 1999, when she was replaced by Louis Marcus; President of Brentway Management LLC from 1994 through the current date; Vice President of API Management Services Corp. and API Asset Management, Inc. from 1992 through 1995. Ms.

                                                                           III-1

Walker has been involved in real estate property and asset management for approximately twenty years. Ms. Walker became Vice President and Director of the Company in 1998.

JEAN-BERNARD WURM, age 50, has been a Director of HVB Capital Markets, Inc. and its predecessor, B.V. Capital Markets, Inc. since January 1, 1993. Mr. Wurm began his career with J.P. Morgan in Paris in the International Money Management Group in Frankfurt as a corporate lending officer before moving to the U.S. in 1979. In 1986, Mr. Wurm started advising European investors in the U.S. real estate market. From 1989 to 1992, Mr. Wurm was the President of U.S. Land which provided European lenders with expertise and support in the workout or disposition of their U.S. real estate assets. Mr. Wurm has been a member of the finance committee of the GMHC since 1986 and has also been Treasurer of the Sciences-Po Alumni Association for the last two years and a member of the Board since 1988. Mr. Wurm became a Director of the Company in 1998. Mr. Wurm resigned as Director of the Company effective December 31, 1999.

THEODORE FICHTENHOLZ, age 53, has been a private practicing attorney since 1993. His offices are located in central Connecticut. He was first admitted to the Bar in 1974 in New York. Mr. Fichtenholz's practice specializes in real estate and financing matters. From 1985 until 1993, Mr. Fichtenholz was Managing Attorney for Chase Enterprises, a privately held real estate company. From 1977 until 1985, Mr. Fichtenholz was a partner in a New York City law firm. Prior to 1977, Mr. Fichtenholz held various positions with the City of New York. Mr. Fichtenholz became a Director of the Company in 1998. Mr Fichtenholz resigned as Director of the Company effective December 31, 1999.

LOUIS PH. MARCUS, age 53 received business and engineering degrees from Rijksuniversiteit Groningen, the Netherlands. Mr. Marcus has 24 years of management/experience at (publicly traded) companies in Europe. He is a former Co-President of Metabouw, the Netherlands a real estate construction company and President/Board Member of several entities within the Homburg Uni-Corp Group, including Uni-Invest (U.S.A.) B.V.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company believes that during 1999 all of its officers, directors and holders of more than 10% of its Common Stock complied with all filing requirements under
Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

The officers and directors of the Company who are also affiliated with CBC and the officers and directors of the Company who are affiliated with Uni-Invest Holdings, B.V. (U.S.A) do not receive any remuneration for their services to the Company other than reimbursement of travel and other expenses incurred in connection with their duties. During 1999, directors not affiliated with CBC, Mr. Miller, Mr. Wurm, Mr. der Kinderen, and Mr. Fichtenholz

                                                                           III-2
received an  annual fee of $5,000 plus $750 for each board meeting attended.

The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 1999, 500,000 of the Company's authorized shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of December 31, 1999, no options have been granted under the Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Shares of the Company as of March 1, 2000. Each such owner has sole voting and investment powers with respect to the Shares owned by it.

Name and Address                          Amount and Nature           Percent
of Beneficial Owner                    of Beneficial Ownership        of Class

Cedar Bay Company (1)                         1,893,037                  72%
c/o Brentway Management LLC
44 South Bayles Avenue, #304
Port Washington, New York  11050

Uni-Invest Holdings (U.S.A.) B.V. (2)          150,000                   6%
Stadhouderskade 1
1054 ES Amsterdam
The Netherlands

Security Ownership of Management

The following table sets forth the number of shares of the Company beneficially owned as of March 1, 2000 by each director, nominee, and officer and by all Directors, nominees and officers as a group (6 persons).


                                                                           III-3

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

Name of                                     Amount and Nature           Percent
Beneficial Owner                          of Beneficial Ownership      of Class

Leo S. Ullman (1) (3)                           1,893,237                 72%
Brenda J. Walker                                      200                 *
J.A.M. H. der Kinderen                                200                 *
Everett B. Miller, III                                200                 *
Jean-Bernard Wurm                                       0
Theodore Fichtenholz                                    0
Richard Homburg (2) (4)                           150,000                 6%

*Such holdings represent less than one percent of the outstanding shares.

(1) Represent 189,937 shares of New Common Stock and 1,703,300 units in the Operating Partnership.

(2) Such shares are owned equally by Richard Homburg and three family members

(3) Mr. Ullman may be deemed to be the beneficial owner of 1,893,037 shares owned by CBC. Mr. Ullman disclaims beneficial ownership of such shares.

(4) Mr. Homburg may be deemed to be the beneficial owner of 150,000 shares owned by Uni-Invest Holdings (U.S.A.) B.V. Mr Homburg disclaims beneficial ownership of more than 37,500 shares

Item 13.  Certain Relationships and Related Transactions

The Company has no employees and has contracted with CBRA to provide the Company with administrative, advisory, acquisition, divestiture, property management, leasing and stockholder services. A description of the agreements between CBRA and certain of its affiliates and the Company follows. The description of the agreements is qualified in its entirety by reference to the terms and provisions of such agreements.

CBC is a New York general partnership. The Point Associates, L.P. a Pennsylvania limited partnership, and Triangle Center Associates, L.P. a Pennsylvania limited partnership, were the sole partners of CBC during 1998. The general partner of The Point Associates, L.P. is Selbridge Corp., a Delaware corporation. The general partner of Triangle Center Associates is Buttzville Corp., a Delaware corporation. Leo S. Ullman is the sole limited partner in each of The Point Associates, L.P. and Triangle Center Associates, L.P. and is an executive officer and a Director of each of Selbridge Corp. and Buttzville Corp. During March and April 1999 The Point Associates, L.P. and Triangle Center Associates, L.P., respectively transferred their interests in CBC to TPA Ownership L.L.C. ("TPA") resulting in TPA temporarily being sole partner of CBC. Hicks Management Corp. ("Hicks"), Ledford Corp. ("Ledford"), and Thomsville Corp. ("Thomsville") were equal members in TPA. Leo S. Ullman is an executive officer and a Director of each of the aforementioned members of TPA. Effective December 31, 1999 TPA was dissolved and all of the member interests were assigned to Hicks, Ledford, and Thomsville, as general partnership interests, in equal one-third portions. Immediately following and also effective December 31, 1999, each of the aforementioned general partners transferred its one-third general partnership interests to Duncomb Corp., Lindsay Management Corp., and Hicks Corp. The transfer resulted in Duncomb Corp. having a 55% interest, Lindsay Management Corp. a 40% interest, and Hicks Corp., a 5% interest. Mr. Ullman is an executive officer and a director in Duncomb Corp., Lindsay Management Corp., and Hicks Corp.

CBRA is wholly-owned by Mr. Ullman. Mr. Ullman is President and a Director of, and Brenda J. Walker is Vice President of CBC.

Brentway is owned by Mr. Ullman and Ms. Walker. Mr. Ullman is Chairman and Ms. Walker is President of Brentway.


                                                                           III-4

Administrative and Advisory Services

CBRA provides administrative, advisory, acquisition and divestiture services to the Company pursuant to the Advisory Agreement (the "Advisory Agreement"). The term of the Advisory Agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel the Advisory Agreement upon 60 days' prior written notice.

Under the Advisory Agreement, CBRA is obligated to: (a) provide office space and equipment, personnel and general office services necessary to conduct the day-to-day operations of the Company; (b) select and conduct relations with accountants, attorneys, brokers, banks and other lenders, and such other parties as may be considered necessary in connection with the Company's business and investment activities, including, but not limited to, obtaining services required in the acquisition, management and disposition of investments, collection and disbursement of funds, payment of debts and fulfillment of obligations of the Company, and prosecuting, handling and settling any claims of the Company; (c) provide property acquisition and disposition services, research, economic and statistical data, and investment and financial advice to the Company; and (d) maintain appropriate legal, financial, tax, accounting and general business records of activities of the Company and render appropriate periodic reports to the directors and stockholders of the Company and to regulatory agencies, including the Internal Revenue Service, the Securities and Exchange Commission, and similar state agencies.

CBRA receives fees for its administrative and advisory services as follows: (a) a monthly administrative and advisory fee equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company, plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company; (b) an acquisition fee equal to 5% of the gross purchase price (before expenses and without deducting indebtedness assumed) of any real property acquired during the term of the Advisory Agreement; provided that the total of all such acquisition fees plus


                                                                           III-5
acquisition expenses in connection with the purchase of any real property shall be reasonable and shall not exceed 6% of the amount paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses; and (c) a disposition fee equal to 3% of the gross sales price (before expenses but without deducting any indebtedness against the property) of any real property disposed of during the term of the Advisory Agreement; provided that no disposition fee shall be paid unless and until the stockholders have received certain distributions from the Company. In addition, CBRA may receive one-half of the brokerage commission on such a disposition but only up to 3% of the price actually paid for the property, subject to certain limitations. Furthermore, if the Advisory Agreement is terminated prior to the liquidation of the Company, CBRA will be entitled to payment of disposition fees based on the ratio of the number of years the Advisory Agreement was operative to the number of years from the date the Advisory Agreement was entered into that such fee became payable. The Company paid its former advisor approximately $101,000 in administrative fees for 1997. The Company paid $99,180 to Cedar Bay in 1998 and 97,872 in 1999. No incentive, acquisition or disposition fees were paid in 1998 or 1999.

Management Services

With the exception of Germantown Square, Brentway provides property management and leasing services to the Company's real properties pursuant to the management agreement. The term of the agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel upon 60 days' written notice. Under the agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting to the Company regarding property operations, and maintenance of insurance. All of the duties of Brentway are to be fulfilled at the Company's expense; provided, however, that the Company is not required to reimburse Brentway for personnel expenses other than for on-site personnel at the properties managed. Brentway receives fees for its property management services as follows: a monthly management fee equal to 5% of the gross income from properties managed and leasing fees up to 6% of the aggregate rent to be paid during the term of the lease procured. Due to Life Investors' ownership of the other 50% undivided interest therein, AEGON continues to manage the retail property, Germantown Square on terms similar to the above. As did the former manager from inception through March 1998, Brentway has subcontracted with various local management companies for site management and leasing services. Brentway was paid $50,683 in property management fees in 1999. (See Note 7).

Financial Advisory Agreement

In 1998 the Company entered into a Financial Advisory Agreement (the "HVB Agreement") with HVB Capital Markets Inc., as successor to B.V. Capital Markets, Inc. ("HVB") pursuant to which HVB agreed to perform the following services as financial advisor to the Company: (a) advise on acquisition financing and/or lines of credit for future acquisitions; (b) advise on


                                                                           III-6
acquisitions of United States real property interests and the consideration to be paid therefor; (c) advise on private placements of the shares of the Company;
(d) assist the Board of Directors in developing suitable investment parameters for the Company; (e) develop and maintain contacts on behalf of the Company with institutions with substantial interests in real estate and capital markets; (f) advise the Board with respect to additional private or public offerings of equity securities of the Company; (g) review certain financial policy matters with consultants, accountants, lenders, attorneys and other agents of the Company; and (h) prepare periodic reports of its performance of the foregoing services. As compensation for the foregoing services, the Company was required to pay HVB, (i) .25% of the Company's net asset value, less any indebtedness affecting such net value, but in any event, not less than $100,000 per year;
(ii) a one-time payment of 1.5% of 90% of the agreed value of properties contributed to the Company or its affiliates by persons introduced to the Company by HVB; and (iii) upon the Company becoming self-administered, a one-time payment equal to five times the annual fee income attributable to fee receipts from clients or contacts of HVB that have contributed property to the Company. The term of the HVB Agreement was for a period of one (1) year and was automatically renewed for additional one year periods subject to the right of either party to cancel at the end of any year upon 60 days' written notice. HVB was paid $100,000 for financial advisory services in 1999. The HVB agreement was terminated effective December 31, 1999.

                                                                           III-7

Part IV

Item 14. Financial Statements and Schedules, Exhibits and Reports on Form 8-K

(a) List of Documents

1. Financial Statements.

The following financial statements are included in Item 8:

Consolidated Balance Sheets, December 31, 1999 and 1998.

Consolidated Statements of Operations, Years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Shareholders' Equity, Years ended December 31, 1999, 1998 and 1997.

Consolidated Statements of Cash Flows, Years ended December 31, 1999, 1998 and 1997.


Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

All schedules have been omitted because they are not required, or because the required information, where material, is included in the financial statements or accompanying notes.

Item 14. Financial Statements and Schedules, Exhibits and Reports on Form 8-K (continued)

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

Item 15.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CEDAR INCOME FUND, LTD.


-------------------------------             ---------------------------------
Leo S. Ullman                               Brenda J. Walker
President                                   Vice President and Director
(principal executive officer)               (principal financial officer)


                                            ---------------------------------
                                            Ann Maneri
                                            Controller
                                            (principal accounting officer)


March 30, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.


-------------------------------             ---------------------------------
Richard Homburg                             J.A.M.H. der Kinderen
Director                                    Director

/s/ Louis Ph. Marcus
-------------------------------
Louis Ph. Marcus
Director

/s/ Everett B. Miller, III
-------------------------------
Everett B. Miller, III
Director

March 30, 2000

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