Form 10-Q
period 2000-03-31
UNI INVEST USA LTD
filed 2000-05-15
CIK 761648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



Date of Report (Date of earliest event reported)     March 31, 2000


                            UNI-INVEST (U.S.A.), LTD.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



  Maryland                           0-14510                        42-1241468
-------------------------------------------------------------------------------
(State or other                    (Commission                   (IRS Employer
 Jurisdiction of                   File Number)                  Identification
 Incorporation)                                                   No.)



44 South Bayles Avenue, Port Washington, New York                      11050
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code    (516) 767-6492


                             Cedar Income Fund, Ltd.
-------------------------------------------------------------------------------
(Former name or former address, if changed since last report)

                                      INDEX


                            Uni-Invest (U.S.A.), Ltd.

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999

                  Consolidated Statements of Shareholders' Equity - March 31, 2000 (unaudited) and December 31, 1999

                  Consolidated Statements of Operations - Three Months Ended March 31, 2000 and 1999 (unaudited)

                  Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999 (unaudited)

                  Notes to Consolidated Financial Statements - March 31, 2000 (unaudited)

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

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K


Signatures

Part I Financial Information
Item 1 Financial Statements (unaudited)


                            Uni-Invest (U.S.A.). Ltd.
                           Consolidated Balance Sheets


                                                           March 31,                 December 31
                                                             2000                        1999
                                                          (Unaudited)
                                                          -----------                -----------
Assets
Real Estate
     Land                                                $  4,144,705                $  4,144,705
     Buildings and improvements                            15,077,133                  15,041,317
                                                         ------------                ------------
                                                           19,221,838                  19,186,022
     Less accumulated depreciation                         (5,305,656)                 (5,190,825)
                                                         ------------                ------------
     Real estate                                           13,916,183                  13,995,197

Cash and cash equivalents                                   2,205,630                   2,298,334
Rents and other receivables                                   101,334                      98,629
Deferred financing costs                                      100,000                        --
Prepaid expenses                                               82,872                     101,892
Deferred leasing commissions                                  123,655                     122,944
Due from co-tenancy partner                                    29,311                      56,993
Deferred rental income                                         12,312                      12,312
Deferred legal costs                                           13,234                        --
Taxes held in escrow                                            6,259                       6,259
                                                         ------------                ------------

Total Assets                                             $ 16,590,790                $ 16,692,560
                                                         ============                ============

Liabilities and Shareholders' Equity
Liabilities
     Mortgage loan payable                                  1,339,328                   1,346,750
     Accounts payable and accrued expenses                    339,458                     365,790
     Due to co-tenancy partner                                  7,071                      46,158
     Security deposits                                         89,921                      87,919
     Advance rents                                             68,687                      42,095
                                                         ------------                ------------

Total Liabilities                                           1,844,464                   1,888,712

Limited partner's Interest in consolidated
     Operating Partnership                                  9,534,027                   9,560,913

Shareholders' Equity
     Common stock ($.01 par value
     50,000,000 shares authorized, 942,111
         shares outstanding                                     9,421                       9,421
     Additional paid-in-capital                             5,202,878                   5,233,514
                                                         ------------                ------------
Total shareholders' equity                                  5,212,299                   5,242,935
                                                         ------------                ------------
Total liabilities and shareholder's equity               $ 16,590,790                $ 16,692,560
                                                         ============                ============

                            Uni-Invest (U.S.A.). Ltd.
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)

                                                            Additional          Undistributed            Total
                                         Common              Paid-In                Net               Shareholders'
                                         Stock               Capital               Income                Equity
                                      -----------          -----------           -----------           -----------
Balance at December 31, 1999          $     9,421          $ 5,233,514           $       -0-           $ 5,242,935

Net income                                   --                                       63,575                63,575
Dividends to shareholders                     -0-              (30,636)              (63,575)              (94,211)
                                      -----------          -----------           -----------           -----------

Balance at March 31, 2000             $     9,421          $ 5,202,878           $      --             $ 5,212,299
                                      ===========          ===========           ===========           ===========

                            Uni-Invest (U.S.A.). Ltd.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                           ----------------------------------
                                                             2000                     1999
                                                             ----                     ----
Revenue
     Rents                                                 $ 655,892                $ 653,246
     Interest                                                 40,548                    7,020
                                                           ---------                ---------
Total Revenue                                                696,440                  660,266
                                                           ---------                ---------

Expenses
     Property expenses:
         Real estate taxes                                    65,930                   62,283
         Repairs and maintenance                              56,588                   53,355
         Utilities                                            38,796                   37,348
         Management fee                                       34,736                   30,550
         Insurance                                             6,714                    4,386
         Other                                                14,099                   19,661
                                                           ---------                ---------

Property expenses, excluding depreciation                    216,863                  207,583
     Depreciation                                            114,829                  126,310
                                                           ---------                ---------
Total property expenses                                      331,692                  333,893
Interest                                                      31,507                   32,168
Administrative fees                                           24,468                   24,468
Directors' fees and expenses                                  21,334                   27,868
Other administrative                                          80,390                   63,658
                                                           ---------                ---------
Total Expenses                                               489,391                  482,055
                                                           ---------                ---------

Net income before limited partner's interest
     in Operating Partnership                              $ 207,049                $ 178,211
Limited partner's interest                                  (143,474)                (141,586)
                                                           ---------                ---------

Net income                                                    63,575                   36,625
                                                           ---------                ---------

Net earnings per share                                     $    0.07                $    0.07
                                                           =========                =========

Dividends to shareholders                                  $  94,211                $  54,211
                                                           =========                =========

Dividends to shareholders per share                        $    0.10                $    0.10
                                                           =========                =========

Average number of shares outstanding                         942,111                  542,111
                                                           =========                =========

                            Uni-Invest (U.S.A.). Ltd.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                            Three Months Ended
                                                                  ----------------------------------------
                                                                  March 31, 2000            March 31, 1999
                                                                  --------------            --------------
Net income                                                         $    63,575                $    36,625
Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
Limited partner's interest in Operating Partnership                    143,474                    141,586
Depreciation                                                           114,835                    138,536
(Increase) in deferred rental receivable                                  --                      (16,429)

Changes in operating assets and liabilities:
Increase in rent and other receivables                                  (2,619)                   (24,724)
Decrease in prepaid expenses                                            19,020                     25,590
Increase in deferred leasing commissions                                  (711)                    (5,764)
Increase in taxes held in escrow                                          --                      (14,346)
(Decrease) increase in accounts payable                                (26,338)                    52,786
Decrease in due from co-tenancy partner                                 27,682                     25,770
Decrease in due to co-tenancy partner                                  (39,087)                   (43,275)
Security deposits collected, net                                         2,002                      1,623
Increase in advance rents                                               26,592                      8,805
                                                                   -----------                -----------

Net cash provided by operating activities                              328,425                    326,783

Cash Flow From Investing Activities
Capital Expenditures                                                   (35,816)                   (18,975)
                                                                   -----------                -----------

Net cash used in investing activities                                  (35,816)                   (18,975)

Cash Flow from Financing Activities
Principal portion of scheduled mortgage payments                        (7,422)                    (6,758)
Dividends paid                                                         (94,211)                   (54,211)
Distributions to limited partner                                      (170,446)                  (170,330)
Financing costs                                                       (100,000)                      --
Deferred legal costs                                                   (13,234)
                                                                   -----------                -----------

Net cash used in financing activities                                 (385,313)                  (231,299)

Net increase (decrease) in cash and cash equivalents                   (92,704)                    76,509
Cash and cash equivalents at beginning of the period                 2,298,334                    678,196
                                                                   -----------                -----------

Cash and cash equivalents at end of the period                     $ 2,205,630                $   754,705
                                                                   ===========                ===========

Supplemental Disclosure of Cash Activities
Interest Paid                                                      $    31,507                $    32,168
                                                                   ===========                ===========

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 1.  Background, Organization and Reorganization of the Company

Uni-Invest (U.S.A.), Ltd. (the "Company") was originally incorporated in Iowa on December 10, 1984 under the name Cedar Income Fund, Ltd. ("Old Cedar"). Public offerings of Common Stock were completed by Old Cedar in 1986 and 1988 and raised approximately $19 million. Old Cedar invested the proceeds from these offerings in four real estate properties and a mortgage loan participation, utilizing only a minimum amount of indebtedness against the properties. The mortgage loan participation has since been liquidated.

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

On June 26, 1998, Old Cedar merged with and into the Company, then newly formed as a wholly-owned Maryland subsidiary of Old Cedar. Immediately thereafter, the Company assigned substantially all of its assets and liabilities to a newly-formed Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"), in exchange for an aggregate of 2,245,411 operating partnership units of the Operating Partnership ("Units"), which constituted the sole general partnership interest and all of the limited partnership interests in the Operating Partnership. After such assignment, CBC exchanged 1,703,300 shares of the Company's Common Stock, $0.01 par value per share ("New Common Stock"), for 1,703,300 limited partnership units in the Operating Partnership owned by the Company. The shares of New Common Stock were cancelled by the Company upon their exchange by CBC. Following these transactions, substantially all of the Company's assets consisted of the controlling general partner interest of the Operating Partnership and approximately 24% of the Units; substantially all of CBC's assets consisted of 189,737 shares of New Common Stock, approximately 35% of the then issued and outstanding shares of New Common Stock, and approximately 76% of the Units.

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 1.  Background, Organization and Reorganization of the Company (Continued)

As of November 5, 1999, a Subscription Agreement was entered into by and between the Company and Uni-Invest Holdings (U.S.A.) B.V., pursuant to which Uni-Invest Holdings (U.S.A.) B.V. acquired on or about November 15, 1999, through a private placement, 150,000 shares of Common Stock of the Company at $4.50 per share (which price as of such date of issue was higher than the quoted price for such shares on the NASDAQ). As a result of such placement and other private placements of an additional 250,000 shares of Common Stock, as of November 15, 1999, Uni-Invest Holdings (U.S.A.) B.V. owned approximately 16% of the Common Stock of the Company. CBC's Common Stock ownership was correspondingly reduced from approximately 35% to approximately 20%. Also in accordance with the agreement, and pursuant to Board of Directors' approval and shareholders' approval at a special meeting held on February 24, 2000, the Company changed its name from Cedar Income Fund, Ltd. to Uni-Invest (U.S.A.), Ltd. effective as of February 29, 2000. The name of the Operating Partnership was correspondingly changed from Cedar Income Fund Partnership, L.P. to Uni-Invest (U.S.A.) Partnership, L.P. as of February 29, 2000.

At a Board meeting held on November 18, 1999 the following persons were elected to the positions respectively set forth below:

           Richard Homburg                    Chairman of the Board
           Louis Ph. Marcus                   Treasurer
           Lawrence W. Freeman, Esq.          Assistant Secretary

In addition, the Company, Uni-Invest Holdings (U.S.A) B.V. and CBC entered into a Stockholders' Agreement effective as of the issuance of stock pursuant to the Subscription Agreement, wherein Uni-Invest Holdings (U.S.A.) B.V. and CBC agreed, among other things, to hold their shares for a period of not less than five years and setting forth certain provisions for the orderly sale or other disposition of shares under certain circumstances, and also to provide certain other arrangements common to such stockholders' agreements, including but not limited to subscriber's representations and warranties to the effect that (i) the shares are being acquired for the subscriber's own account, (ii) the subscriber is an "accredited investor" within the meaning of Rule 501(a) promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and (iii) the subscriber has had access to all documents and information requested. Further the subscriber acknowledges that the shares have not been registered under the Securities Act. Pursuant to the Subscription Agreement, the parties also agree to vote their shares in favor of a slate of directors pursuant to which each of the respective parties would designate two persons for election as directors of a board of directors which would also include not less than three outside directors.

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 1.  Background, Organization and Reorganization of the Company (Continued)

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

The Subscription Agreement also provides for an affiliate of Uni-Invest Holdings (U.S.A.) B.V. to acquire, without additional consideration, a 50% interest in each of SKR Management Corp. and Brentway Management LLC, which companies shall be merged, or otherwise acquired by CBRA. Further, the subscription agreement provides for Uni-Invest Holdings (U.S.A.) B.V. to succeed HVB Capital Markets, Inc. ("HVB") as financial advisor to the Company, after the expiration or other termination of the then existing agreement with HVB Capital Markets, Inc. (the "HVB Agreement") HVB agreed to terminate the HVB Agreement effective as of December 31, 1999.

Uni-Invest Holdings (U.S.A) B.V. and Leo S. Ullman have entered into a Stockholders' Agreement with respect to ownership of CBRA. That Agreement, in general, also provides for a five year holding period, agreement among the parties to change the name of CBRA to "Homburg/API Realty Advisors, Inc." and other provisions common to such stockholder agreements, including but not limited to agreement among the parties to vote their respective shares for a board of directors of which both Leo Ullman and Richard Homburg would be members.

The Subscription Agreement also calls for the guarantee by Uni-Invest Holdings (U.S.A.) B.V. of the funding on or before May 15, 2000 of $7.5 million in exchange for shares of the Company and/or Units in the Operating Partnership at $4.50 per share/ Unit. The proceeds of such contribution, together with $7.5 million to be raised by the Company from other private placements of shares of stock or Units, from refinancing of its existing properties and/or the sale of its interests in one or more of the existing properties, would be used to purchase three anchored strip shopping centers aggregating more than 700,000 square feet, substantially fully leased with many creditworthy tenants, in Harrisburg (The Point Shopping Center), Lancaster (Golden Triangle Shopping

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 1.  Background, Organization and Reorganization of the Company (Continued)

Center) and Philadelphia (Red Lion Shopping Center), Pennsylvania from CBC or entities affiliated therewith. The aggregate purchase price for the three properties is $15 million plus closing adjustments, where applicable, above existing first mortgage liabilities estimated at approximately $37 million at this time, is subject to third-party appraisals and "fairness" opinions by a reputable independent investment banking firm. The purchase agreements to reflect the foregoing were executed by the parties as of April 28, 2000.

It has also been agreed that CBC or its affiliates will contribute to the Operating Partnership upon sale of the three Pennsylvania Shopping Center Properties described above, $2.5 million in cash in exchange for certain Units with certain priority payments at 8%.

The Company has agreed to pay a fee to an affiliate of Uni-Invest Holdings (U.S.A.) B.V. in the amount of 5% of the $7.5 million for which Uni-Invest Holdings (U.S.A.) B.V. guaranteed the placement, if, in fact, such placement is funded. The fee would be payable in shares of Uni-Invest (U.S.A.), Ltd. or Operating Partnership units of Uni-Invest (U.S.A.) Partnership, L.P. at $4.50 per share/unit. Further, in the event of funding by CBC or its affiliate(s) of $2.5 million in cash in exchange for certain units, as described above, CBC or its affiliate(s) will receive a fee equal to 5% of such funded placement also payable in shares of Uni-Invest (U.S.A.), Ltd. or Operating Partnership units in Uni-Invest (U.S.A.) Partnership, L.P. at $4.50 per share/unit.

Finally, the Company will receive an option to acquire a majority ownership interest in a certain shopping center property of approximately 620,000 square feet and adjacent land in Pleasantville, New Jersey, subject to certain contingencies.

The sale of the three shopping centers described above was originally subject to a closing on or before May 15, 2000 and is subject to agreement on closing adjustments, due diligence reviews, and consents, where applicable, of lenders and partners. Due diligence reviews have been satisfactorily completed and all lender approvals have been obtained. However, certain required documentation, including mortgage assumption agreements, legal opinions, fairness opinions and the like, has not yet been completed. Therefore, the shopping center purchase agreements have been amended to extend the closing date to be a date on or before June 9, 2000.

There can be no assurances that the closing of these transactions will in fact be concluded. In the event that the funding by Uni-Invest Holdings (U.S.A.) B.V. does not occur, the Company has the right to unwind the entire transaction with Uni-Invest Holdings (U.S.A.) B.V., subject to certain conditions, including but not limited to, the Company's option to repurchase Uni-Invest Holdings (U.S.A.) B.V.'s Common Stock and change the name of the Company and the Operating Partnership to eliminate the Uni-Invest name, to remove Richard Homburg and Louis Marcus as directors and Chairman of the Board and Treasurer, respectively, and to remove Lawrence Freeman as Assistant Secretary.

On April 3, 2000 the Company initiated the "buy-sell" provision in its tenancy-in-common agreement with Life Investors Insurance Company of America, ("Life Investors"), an affiliate of the Company's former management company and advisor, relative to Germantown Square, a 74,267 square foot retail property in which the Company had held a 50% undivided interest. Life Investors notified the

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 1.  Background, Organization and Reorganization of the Company (Continued)

Company as of April 28, 2000 that Life Investors elected to buy the Company's 50% undivided interest in Germantown Square, for approximately $3,000,000. The closing of the sale occurred on May 11, 2000 and the Company has invested the net proceeds in qualifying money market instruments pending the closing of the purchase of the properties described above. The Company expects to recognize a gain in the second quarter of approximately $100,000.

On January 15, 2000, the Company entered into a six month exclusive sales agreement with a national brokerage company for the sale of the Jacksonville, Florida (Southpoint) office facility to a qualified purchaser. However, acceptance of any offer received by the broker is subject to board approval. Accordingly, Southpoint continues to be classified as an operating property.

Further, the Company applied for and received a commitment for a $10 million line of credit from a national commercial bank secured by first mortgage liens on properties of the Operating Partnership. The Company closed on the line of credit facility on May 10, 2000. The first drawdown was used to pay off the then existing first mortgage on the Utah property. Such first drawdown was in the amount of $1,515,644.08 which included $1,358,789.39 payable to the Utah first mortgagee, legal fees for the bank and the Company, title charges and the bank's quarterly administrative fee. The Company will use proceeds of additional drawdowns under the commercial bank line of credit, the proceeds of the sale of Germantown Square, deposits of cash held by the Company and the Operating Partnership and $2.5 million to be contributed by CBC, as described above, to meet the $7.5 million (plus closing costs, if any) required of the Company pursuant to the Subscription Agreement. After the purchase of the three Pennsylvania shopping centers, the Company's new commercial bank line of credit contains a covenant that limits, while such credit facility is outstanding, dividends/distributions to the greater of 75% of Funds From Operations less capital expenditures plus (i) amounts necessary to maintain the Company's real estate investment trust status and (ii) amounts necessary to avoid payment by the Company of federal, state and excise taxes.

CBRA has agreed to defer until termination of its services as investment advisor to the Company, any acquisition fees to which it would otherwise be entitled with respect to the acquisition by the Company or the Operating Partnership of interests in the properties from CBC or its affiliates and the disposal of the Company's 50% undivided interest in Germantown Square described above.

Uni-Invest Holdings (U.S.A) B.V. is a private company organized and existing under the laws of the Netherlands. Its stock is owned primarily by or for the benefit of Richard Homburg and members of his family.

CBC is a New York general partnership. The Point Associates, L.P. a Pennsylvania limited partnership, and Triangle Center Associates, L.P. a Pennsylvania limited partnership, were the sole partners of CBC during 1998. The general partner of The Point Associates, L.P. is Selbridge Corp., a Delaware corporation. The general partner of Triangle Center Associates is Buttzville Corp., a Delaware corporation. Leo S. Ullman is the sole limited partner in each of The Point Associates, L.P. and Triangle Center Associates, L.P. and is an executive officer and a director of each of Selbridge Corp. and Buttzville Corp. During March and April 1999 The Point Associates, L.P. and Triangle Center Associates, L.P., respectively, transferred their interests in CBC to TPA Ownership L.L.C. ("TPA") resulting in TPA temporarily being sole partner of CBC. Hicks Management Corp. ("Hicks"), Ledford Corp. ("Ledford"), and Thomsville Corp. ("Thomsville") were equal members in TPA. Leo S. Ullman is an executive officer and a director

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 1.  Background, Organization and Reorganization of the Company (Continued)

of each of the aforementioned members of TPA. Effective December 31, 1999 TPA was dissolved and all of the member interests were assigned to Hicks, Ledford, and Thomsville, as general partnership interests, in equal one-third portions. Immediately following and also effective December 31, 1999, each of the aforementioned general partners transferred its one-third general partnership interests to Duncomb Corp., Lindsay Management Corp. and Hicks Corp. The transfer resulted in Duncomb Corp. having a 55% interest; Lindsay Management Corp. a 40% interest, and Hicks Corp., a 5% interest. Mr. Ullman is an executive officer and a director in Duncomb Corp., Lindsay Management Corp., and Hicks Corp.

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

The Company, through its Operating Partnership, owns and operates three office properties aggregating approximately 224,000 square feet, located in Jacksonville, Florida, Salt Lake City, Utah and Bloomington, Illinois; and a 50% undivided interest in a 74,000 square foot retail property located in Louisville, Kentucky. The 50% undivided interest in Louisville, Kentucky was sold on May 11, 2000.

Cedar Bay Realty Advisors, Inc. ("CBRA" and/or "Advisor") serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company substantially similar to the terms of that agreement previously in effect between Old Cedar and AEGON USA Realty Advisors, Inc. ("AEGON") of Cedar Rapids, Iowa, which served as investment advisor to the Company from formation until April 3, 1998. Brentway Management LLC ("Brentway" and/or "Property Manager"), a New York limited liability company provides property management services for the Company's properties pursuant to a management agreement with the Company on substantially the same terms as the agreement previously in effect with AEGON. Brentway and CBRA are both affiliates of CBC, SKR Management Corp. and Leo S. Ullman. Leo S. Ullman is President of the Company.

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 2.  Description of Business and Significant Accounting Policies

Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for year ended December 31, 2000.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Consolidation Policy and Related Matters

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of March 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

As the Company owns the sole general partnership interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of March 31, 2000.

The limited partner's interest as of March 31, 2000 (currently owned entirely by CBC) represents approximately a 64% limited partnership interest in the equity of the Operating Partnership.

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 2.  Description of Business and Significant Accounting Policies (Continued)

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

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

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

The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. Five Hundred Thousand (500,000) of the Company's authorized shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of March 31, 2000, no options have been granted under the Plan.

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

Basic and diluted net income per share are based on the weighted average number of shares outstanding (942,651 for the three months ended March 31, 2000 and 542,111 for the first three quarters of 1999). Dividends to shareholders per share are based on the actual number of shares outstanding on the respective dates.

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 2.  Description of Business and Significant Accounting Policies (Continued)

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

Segment Reporting

In 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations. The Company owns all of the interests in real estate properties through the Operating Partnership. Previously, each of the properties were evaluated on an individual basis. However, due to the numerous changes being made by the Company or discussed in Note 1, the company has changed the composition of its reportable segments to one segment.

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

Impairment of Long-Lived Assets

The Company reviews its real estate assets if indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the asset are less than the asset's carrying amount. Measurement is based upon the fair value of the asset. As of March 31, 2000, management determined that no impairment indicators exist.

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 2.  Description of Business and Significant Accounting Policies (Continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3.  Real Estate and Accumulated Depreciation

The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership.

Note 4.  Mortgage Loan Payable

On October 30, 1992 the Company borrowed $1,500,000 to finance an existing property. As of March 31, 2000, the mortgage outstanding principal balance is $1,339,328. This loan is collateralized by Broadbent, with a carrying amount of $3,279,762. The mortgage requires the repayment of principal based on a thirty year amortization schedule at an interest rate of 9.375% and matures November 1, 2002. There is a prepayment provision which permits repayment beginning October 1997.

The Company paid off the mortgage loan on May 10, 2000 with a (the first) drawdown on its commercial bank line of credit. The total due as of May 10, 2000 was $1,358,789.39 which amount was net of the real estate tax escrow and included accrued interest and a 3% pre-payment penalty of $40,104.48.

Note 5.  Related Party Transactions

Administrative and Advisory Services

The Company does not have any employees and has contracted with Cedar Bay Realty Advisors, Inc., a New York corporation ("CBRA") to provide administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement") entered into in April 1998. CBRA is wholly-owned by Mr. Ullman. Mr. Ullman is President and a director of, and Brenda J. Walker is Vice President of, CBRA. The term of the Advisory Agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel the Advisory Agreement upon 60 days written notice.

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 5.  Related Party Transactions (Continued)

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

CBRA receives fees for its administrative and advisory services as follows:
(a) a monthly administrative and advisory fee equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company, plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company; (b) an acquisition fee equal to 5% of the gross purchase price (before expenses and without deducting indebtedness assumed) of any real property acquired during the term of the Advisory Agreement; provided that the total of all such acquisition fees plus acquisition expenses in connection with the purchase of any real property shall be reasonable and shall not exceed 6% of the amount paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses; and (c) a disposition fee equal to 3% of the gross sales price (before expenses but without deducting any indebtedness against the property) of any real property disposed of during the term of the Advisory Agreement; provided that no disposition fee shall be paid unless and until the stockholders have received certain distributions from the Company. In addition, CBRA may receive one-half of the brokerage commission on such a disposition but only up to 3% of the price actually paid for the property, subject to certain limitations. Furthermore, if the Advisory Agreement is terminated prior to the liquidation of the Company,

CBRA will be entitled to payment of disposition fees based on the ratio of the number of years the Advisory Agreement was operative to the number of years from the date the Advisory Agreement was entered into that such fee became payable. No incentive, acquisition or disposition fees were paid during the first quarter of 2000.

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 5.  Related Party Transactions (Continued)

Management Services

Brentway Management LLC, a New York limited liability company ("Brentway") provides property management and leasing services to the Company's real property pursuant to a Management Agreement (the "Management Agreement") entered into in April 1998. Brentway is owned by Mr. Ullman and Ms. Walker, who are also Chairman and President of Brentway, respectively. The term of the Management Agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel the Management Agreement upon 60 days' written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting to the Company regarding property operations, and maintenance of insurance. All of the duties of Brentway are to be fulfilled at the Company's expense; provided, however, that the Company is not required to reimburse Brentway for personnel expenses other than for on-site personnel at the properties managed. Brentway receives fees for its property management services as follows: a monthly management fee equal to 5% of the gross income from properties managed and leasing fees of up to 6% of the rent to be paid during the term of the lease procured. Brentway has subcontracted with various local management companies for site management and leasing services.

Financial Advisory Agreement

In June 1998, the Company entered into a Financial Advisory Agreement (the "HVB Agreement") with HVB Capital Markets Inc., as successor to B.V. Capital Markets, Inc. ("HVB"), pursuant to which HVB agreed to perform the following services as financial advisor to the Company: (a) advise on acquisition financing and/or lines of credit for future acquisitions; (b) advise on acquisitions of United States real property interests and the consideration to be paid therefor; (c) advise on private placements of the shares of the Company; (d) assist the Board of Directors in developing suitable investment parameters for the Company; (e) develop and maintain contacts on behalf of the Company with institutions with substantial interests in real estate and capital markets; (f) advise the Board

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 5.  Related Party Transactions (Continued)

with respect to additional private or public offerings of equity securities of the Company; (g) review certain financial policy matters with consultants, accountants, lenders, attorneys and other agents of the Company; and (h) prepare periodic reports of its performance of the foregoing services. As compensation for the foregoing services, the Company was required to pay HVB, (i) .25% of the Company's net asset value, less any indebtedness affecting such net value, but in any event, not less than $100,000 per year; (ii) a one-time payment of 1.5% of 90% of the agreed value of properties contributed to the Company or its affiliates by persons introduced to the Company by HVB; and (iii) upon the Company Item becoming self-administered, a one-time payment equal to five times the annual fee income attributable to fee receipts from clients or contacts of HVB that have contributed property to the Company. The term of the HVB Agreement was for a period of one (1) year and was automatically renewed for an additional year subject to the right of either party to cancel at the end of any year upon 60 days' written notice. Mr. Jean-Bernard Wurm, a Director of the Company from April 1998 until December 31, 1999, when he resigned, is a director of HVB. HVB was paid for financial advisory services in 1999. HVB agreed to terminate the HVB Agreement effective as of December 31, 1999.

                                            January 1 -          January 1 -
                                            March 31, 2000       March 31, 1999
                                            -----------------------------------
Management Fees

AEGON                                         $ 6,556               $ 4,772
Brentway                                       28,180                10,664

Leasing Fees
AEGON                                             552                 1,222

Administrative and Advisory
CBRA                                           24,468                24,468
AEGON                                              --                25,770
HVB                                                                  25,000
Uni-Invest Holdings (U.S.A.) B.V.              25,000

Legal
SKR                                               525                 5,550

Fees of $525 were paid to Stuart H. Widowski, Esq., SKR Management Corp.'s in-house counsel and Secretary of the Company, through SKR Management Corp., an affiliate of CBRA, Brentway, CBC and Leo S. Ullman, for legal services provided.

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 6.  Co-tenancy Interest

On September 28, 1988, the Company purchased a 50% co-tenancy interest in Germantown. The remaining 50% co-tenancy interest is owned by Life Investors, an affiliate of AEGON. Germantown is managed solely by AEGON. As of March 31, 2000, amounts due to co-tenancy partner, and amounts due from co-tenancy partner were $7,071 and $29,311, respectively. As of March 31, 1999, amounts due to co-tenancy partner, and amounts due from co-tenancy partner were $46,158 and $56,993, respectively.

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of the Company and related notes.

Results of Operations

The Company owns office, office/warehouse, and retail properties in four U.S. cities. The Company's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of March 31, 2000, the combined lease occupancy of the Company's four properties was 90%. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

Rental income for the three months ended March 31, 2000 was $655,892 compared to $653,246 for the corresponding period in 1999.

Interest income increased by approximately $33,500 due to the additional funds available for investment generated by the November 15, 1999 sale of Common Stock (see Note 1 to the financial statements).

Total property expenses, excluding depreciation, were $216,863 for the three month period ended March 31, 2000, compared to $207,583 for the corresponding period in 1999, an increase of approximately $9,000. This increase is attributable to an increase in real estate taxes at Germantown Square, and an increase in repairs and maintenance at Southpoint Parkway Center.

Net income for the three month period ended March 31, 2000 was $63,575 ($0.07 per share) compared to $36,625 ($0.07 per share) for the corresponding period in 1999. The increase in net income for the three months ended March 31, 2000 over the corresponding period in 1999 is due primarily to the increase in interest income.

Liquidity and Capital Resources

The Company's liquidity at March 31, 2000 represented by cash and cash equivalents was $2,205,603 compared to $2,298,334 at December 31, 1999, a decrease of $92,704. This decrease is primarily attributable to the $100,000 financing deposit made with KeyBank during the first quarter of 2000. Cash flow from operating activities for the three month period ended March 31, 2000 was $328,425 compared to $326,783 for the corresponding period in 1999.

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

The Company has continued its policy to date of distributing dividends equal to $0.10 per share, an amount generally equal to $54,211 per quarter through November 14, 1999 and $94,211 since the sale of additional stock on November 15, 1999. In addition, the Company has maintained a policy of distributing equal amounts per Operating Partnership Unit of Uni-Invest (U.S.A.) Partnership, L.P. Such amounts generally equal $170,330 per quarter. Such distributions are substantially in excess of amounts presently required to be distributed in order to meet the tests for continued REIT status which generally require distributions of 95% of qualified REIT taxable income, as defined in the Internal Revenue Code of 1986 and Regulations thereto. During the three month period ended March 31, 2000, for example, earnings per share were approximately $0.07. If the Company's dividend policy is to continue, absent further growth in income of the Operating Partnership, the ability to distribute dividends substantially in excess of current income could impair the cash reserves which the Directors would deem to be appropriate to the business of the Company.

After the purchase of the three Pennsylvania shopping centers, the Company's new commercial bank line of credit contains a covenant that limits, while such credit facility is outstanding, dividends/distributions to 75% of Funds From Operations less capital expenditures plus (i) amounts necessary to maintain the Company's real estate investment trust status and (ii) amounts necessary to avoid payment by the Company of federal, state and excise taxes.

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

Year 2000 Issue

The Company has received no reports of incidents of system or facilities malfunctions related to the inability of computes and/or computer software to process and calculate date-related information from and after January 1, 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         None

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Part II  Other Information

Item 1.  Legal Proceedings

         None

Item 2.  Change in Securities and Use of Proceeds

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Securities Holders

         1. To elect one Class I Director, two Class II Directors and one Class III director;

         2. To approve the appointment of Ernst & Young LLP as independent auditors of the Company for the fiscal year ending December 31, 2000;

Item 5.  Other Infromation

         None

Item 6.  Exhibits and Reports on Form 8-K

         1.  Keybank Line of Credit Agreement (to be filed on a future 8-K)

                            Uni-Invest (U.S.A.), Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited


                             CEDAR INCOME FUND, LTD.
                                 March 31, 2000


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               UNI-INVEST (U.S.A.)  LTD.


------------------------------                 ------------------------------
Leo S. Ullman                                  Brenda J. Walker
President                                      Vice President and Director
(principal executive officer)                  (principal financial officer)


                                               ------------------------------
                                               Ann Maneri
                                               Controller
                                               (principal accounting officer)


May ____, 2000