Form 10-Q
period 2000-06-30
UNI INVEST USA LTD
filed 2000-08-11
CIK 761648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



         Date of Report (Date of earliest event reported): June 30, 2000


                             CEDAR INCOME FUND, LTD.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



  Maryland                 0-14510               42-1241468
--------------------------------------------------------------------------------
(State or other          (Commission          (IRS Employer
 Jurisdiction of          File Number)        Identification No.)
 Incorporation)


44 South Bayles Avenue, Port Washington, New York        11050
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code      (516) 767-6492


                           Uni-Invest (U.S.A.), Ltd.
--------------------------------------------------------------------------------
         (Former name or former address, if changed since last report)

                             CEDAR INCOME FUND, LTD.


                                      INDEX


Part I.  Financial Information

         Item 1.   Financial Statements

                   Consolidated Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999

                   Consolidated Statements of Shareholders' Equity - June 30, 2000 (unaudited) and December 31, 1999

                   Consolidated Statements of Operations
                   Three Months Ended June 30, 2000 and 1999 (unaudited), and, Six Months Ended June 30, 2000 and 1999 (unaudited)

                   Consolidated Statements of Cash Flows
                   Six Months Ended June 30, 2000 and 1999 (unaudited)

                   Notes to Consolidated Financial Statements - June 30, 2000 (unaudited)

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

         Item 3.   Defaults upon Senior Securities

         Item 4.   Submission of Matters to a Vote of Security Holders

         Item 5.   Other Information

         Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information

Item 1.  Financial Statements (Unaudited)


                             CEDAR INCOME FUND, LTD.
                           Consolidated Balance Sheets


                                             June 30, 2000    December 31,
                                             (Unaudited)         1999
                                             ------------    ------------
Assets
Real Estate
     Land                                    $  2,981,696    $  4,144,705
     Buildings and improvements                 9,783,500      15,041,317
                                             ------------    ------------
                                               12,765,196      19,186,022
     Less accumulated depreciation             (3,876,967)     (5,190,825)
                                             ------------    ------------
     Real Estate                                8,888,229      13,995,197

Real estate held for sale                       1,850,000              --
Property deposits                               2,734,951              --
Cash and cash equivalents                       2,363,044       2,298,334
Rents and other receivables                        85,589          98,629
Deferred financing costs                          331,951              --
Deferred legal                                    114,561              --
Prepaid expenses                                   49,309         101,892
Deferred lease commissions                         91,947         122,944
Deferred rental income                             10,156          12,312
Due from co-tenancy partner                            --          56,993
Taxes held in escrow                                   --           6,259
                                             ------------    ------------
Total Assets                                 $ 16,519,737    $ 16,692,560
                                             ============    ============

Liabilities and Shareholders' Equity
Liabilities
     Mortgage loan payable                             --       1,346,750
     Line of credit                             1,515,644              --
     Accounts payable and accrued expenses        491,360         365,790
     Due to co-tenancy partner                         --          46,158
     Security deposits                             78,455          87,919
     Advance rents                                 51,617          42,095
                                             ------------    ------------
Total Liabilities                               2,137,076       1,888,712
                                             ------------    ------------

Limited partner's interest in consolidated
     Operating Partnership                      9,320,361       9,560,913

Shareholders' Equity
     Common stock ($.01 par value
     50,000,000 shares authorized, 942,111
         shares outstanding                         9,421           9,421
     Additional paid-in-capital                 5,052,879       5,233,514
                                             ------------    ------------
Total shareholders' equity                      5,062,300       5,242,935
                                             ------------    ------------
Total liabilities and shareholder's equity   $ 16,519,737    $ 16,692,560
                                             ============    ============

                             CEDAR INCOME FUND, LTD.
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)


                                              Additional    Undistributed     Total
                                Common         Paid-In          Net         Shareholders'
                                 Stock         Capital        Income          Equity
                               -----------   -----------    -----------    -----------
Balance at December 31, 1999   $     9,421   $ 5,233,514    $        --    $ 5,242,935
Net income                              --                        7,960          7,960
Dividends to shareholders               --      (180,635)        (7,960)      (188,595)
                               -----------   -----------    -----------    -----------
Balance at June 30, 2000       $     9,421   $ 5,202,879    $        --    $ 5,062,300
                               ===========   ===========    ===========    ===========

                             CEDAR INCOME FUND, LTD.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended             Six Months Ended
                                                               June 30,                     June 30,
                                                      --------------------------    --------------------------

                                                          2000         1999            2000          1999
                                                      -----------    -----------    -----------    -----------
Revenue
     Rents                                            $   558,240    $   594,825    $ 1,214,132    $ 1,248,076
     Other Income                                                         75,000                        75,000
     Interest                                              42,598          6,116         83,146         13,136
                                                      -----------    -----------    -----------    -----------
Total Revenue                                             600,838        675,941      1,297,278      1,336,212
                                                      -----------    -----------    -----------    -----------

Expenses
Property expenses:
     Real estate taxes                                     58,824         62,877        124,754        125,160
     Repairs and maintenance                               58,720         72,427        115,308        125,782
     Utilities                                             39,924         35,871         78,720         73,219
     Management fee                                        25,649         31,435         60,385         61,984
     Insurance                                              5,922          3,557         12,636          7,943
     Other                                                 27,818         32,515         41,917         52,174
                                                      -----------    -----------    -----------    -----------
Property expenses, excluding depreciation                 216,857        238,682        433,720        446,262
     Depreciation                                         105,527        146,728        220,356        272,707
                                                      -----------    -----------    -----------    -----------
Total property expenses                                   322,384        385,410        654,076        718,969
Interest                                                   41,158         32,009         72,665         64,177
Administrative fees                                        20,607         24,468         41,941         48,936
Directors' fees and expenses                               24,468         23,558         48,936         51,426
Disposition fee                                            22,500             --         22,500             --
Other administrative                                      106,101         94,315        186,491        157,973
                                                      -----------    -----------    -----------    -----------
Total Expenses                                            537,218        559,760      1,026,609      1,041,481
                                                      -----------    -----------    -----------    -----------

Net income (loss) before loss on impairment
     and gain on disposal                                  63,620        116,181        270,669        294,731
Loss on impairment                                       (203,979)            --       (203,979)            --
Gain on disposal                                           91,012             --         91,012             --

Net income (loss) before limited partner's interest
     in Operating Partnership                             (49,347)       116,181        157,702        294,731
Limited partner's interest                                 11,234        (96,659)      (132,240)      (238,245)
                                                      -----------    -----------    -----------    -----------
Net income (loss) before extraordinary item               (38,113)        19,522         25,462         56,486

Extraordinary item
     Extraordinary loss on extinguishment of
     debt, net of limited partners interest in
     Consolidated Operating Partnership of 32,073         (17,502)            --        (17,502)            --
                                                      -----------    -----------    -----------    -----------
Net income (loss)                                         (55,615)        19,522          7,960         56,486
                                                      ===========    ===========    ===========    ===========
Net earnings (loss) before extraordinary item
     per share                                              (0.04)          0.04           0.03           0.10

Extraordinary loss per share                                (0.02)            --          (0.02)            --
                                                      -----------    -----------    -----------    -----------
Net earnings (loss) per share                         $     (0.06)          0.04           0.01           0.10
                                                      ===========    ===========    ===========    ===========
Dividends to shareholders                             $    94,211    $    54,211    $   188,595    $   108,422
                                                      ===========    ===========    ===========    ===========
Dividends to shareholders per share                   $      0.10           0.10           0.20           0.20
                                                      ===========    ===========    ===========    ===========
Average number of shares outstanding                      942,111        542,111        942,111        542,111
                                                      ===========    ===========    ===========    ===========




                             CEDAR INCOME FUND, INC.
                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                             Six Months Ended
                                                       --------------------------
                                                         June 30,       June 30,
                                                           2000          1999
                                                       -----------    -----------
Net income                                             $     7,960    $    56,486
Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
Limited partner's interest in Operating Partnership        132,240        238,245
Gain on sale of Germantown Square                          (91,012)
Loss on real estate impairment                             203,979
Early extinguishment of debt                               (49,575)
Depreciation and amortization                              220,356        272,707
Decrease (increase) in deferred rental receivable            2,156        (16,428)

Changes in operating assets and liabilities:
(Increase) decrease in rent and other receivables           12,698       (133,167)
Decrease (increase) in prepaid expenses                     52,583        (17,285)
Decrease in deferred leasing commissions                    30,997         13,480
Decrease in tax held in escrow                               6,259          1,908
Increase in accounts payable                               125,570         56,226
Decrease in amounts due from co-tenancy partner             56,993         19,205
Decrease in amounts due to co-tenancy partner              (46,158)       (29,408)
Security deposits collected, net                            (9,464)        10,787
Increase in advance rents                                    9,522         39,153
                                                       -----------    -----------

Net cash provided by operating activities                  665,446        511,909

Cash Flow From Investing Activities
Capital expenditures                                       (41,152)       (30,652)
Deferred legal                                            (114,561)
Sale of Germantown Square                                2,982,641
Property deposits                                       (2,734,951)      (250,000)
                                                       -----------    -----------

Net cash provided (used) by investing activities            91,977       (280,652)

Cash Flow from Financing Activities
Payoff of mortgage payable                              (1,346,750)       (13,675)
Line of credit                                           1,515,644
Dividends paid                                            (188,595)      (108,422)
Distributions to limited partner                          (340,719)      (340,862)
Financing costs                                           (331,951)       (34,027)

Net cash used in financing activities                     (692,371)      (496,986)
Net increase (decrease) in cash and cash equivalents       (65,052)      (265,729)
Cash and cash equivalents at beginning of the period     2,298,334        678,196
                                                       -----------    -----------

Cash and cash equivalents at end of the period         $ 2,363,044    $   412,467
                                                       ===========    ===========

Supplemental Disclosure of Cash Activities
Interest Paid                                          $    72,665    $    64,177
                                                       ===========    ===========


                             CEDAR INCOME FUND, INC.
                   Notes to Consolidated Financial Statements
                                    Unaudited

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

As of November 5, 1999, a Subscription Agreement was entered into by and between the Company and Uni-Invest Holdings (U.S.A.) B.V., pursuant to which Uni-Invest Holdings (U.S.A.) B.V. acquired on or about November 15, 1999, through a private placement, 150,000 shares of Common Stock of the Company at $4.50 per share (which price as of such date of issue was higher than the quoted price for such shares on the NASDAQ). As a result of such placement and other private placements of an additional 250,000 shares of Common Stock, as of November 15, 1999, Uni-Invest Holdings (U.S.A.) B.V. owned approximately 16% of the Common Stock of the Company. CBC's Common Stock ownership was correspondingly reduced from approximately 35% to approximately 20%. Also in accordance with the agreement, and pursuant to Board of Directors' approval and shareholders' approval at a special meeting held on February 24, 2000, the Company changed its name from Cedar Income Fund, Ltd. to Uni-Invest (U.S.A.), Ltd. effective as of February 29, 2000. The name of the Operating Partnership was correspondingly changed from Cedar Income Fund Partnership, L.P. to Uni- Invest (U.S.A.) Partnership, L.P. as of February 29, 2000.

At a Board meeting held on November 18, 1999 the following persons were elected to the positions respectively set forth below:

       Richard Homburg                    Chairman of the Board
       Louis Ph. Marcus                   Treasurer
       Lawrence W. Freeman, Esq.          Assistant Secretary

In addition, the Company, Uni-Invest Holdings (U.S.A) B.V. and CBC entered into a Stockholders' Agreement effective as of the issuance of stock pursuant to the Subscription Agreement, wherein Uni-Invest Holdings (U.S.A.) B.V. and CBC agreed, among other things, to hold their shares for a period of not less than five years and setting forth certain provisions for the orderly sale or other disposition of shares under certain circumstances, and also to provide certain other arrangements common to such stockholders' agreements, including but not limited to subscriber's representations and warranties to the effect that (i) the shares were being acquired for the subscriber's own account, (ii) the subscriber was an "accredited investor" within the meaning of Rule 501(a) promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and (iii) the subscriber had access to all documents and information requested. Further the subscriber acknowledged that the shares were not been registered under the Securities Act. Pursuant to the Subscription Agreement, the parties also agreed to vote their shares in favor of a slate of directors pursuant to which each of the respective parties would designate two persons for election as directors of a board of directors which would also include not less than three outside directors.

The Stockholders' Agreement also called for the creation by the Board of Directors, as reconstituted, of an executive committee of the Board, the members of which would have been Richard Homburg and Leo S. Ullman.

Further, the Subscription Agreement, provided for the transfer of 50% of the stock of Cedar Bay Realty Advisors, Inc. ("CBRA") to an affiliate of Uni-Invest Holdings (U.S.A.) B.V. and the participation by such affiliate of Uni-Invest Holdings (U.S.A.) B.V. generally in any increase in income of CBRA attributable to growth of advisory fees arising from services rendered to the Company and to the Operating Partnership.

The Subscription Agreement also provided for an affiliate of Uni-Invest Holdings (U.S.A.) B.V. to acquire, without additional consideration, a 50% interest in each of SKR Management Corp. and Brentway Management LLC, which companies would have been merged, or otherwise acquired by CBRA. Further, the subscription agreement provided for Uni-Invest Holdings (U.S.A.) B.V. to succeed HVB Capital Markets, Inc. ("HVB") as financial advisor to the Company, after the expiration or other termination of the then existing agreement with HVB Capital Markets, Inc(the "HVB Agreement"). HVB agreed to terminate the HVB Agreement effective as of December 31, 1999.

Uni-Invest Holdings (U.S.A) B.V. and Leo S. Ullman entered into a Stockholders' Agreement with respect to ownership of CBRA. That Agreement, in general, also provided for a five year holding period, agreement among the parties to change the name of CBRA to "Homburg/API Realty Advisors, Inc." and other provisions common to such stockholder agreements, including but not limited to agreement among the parties to vote their respective shares for a board of directors of which both Leo Ullman and Richard Homburg would have been members.

The Subscription Agreement also called for the guarantee by Uni-Invest Holdings (U.S.A.) B.V. of the funding on or before May 15, 2000 of $7.5 million in exchange for shares of the Company and/or Units in the Operating Partnership at $4.50 per share/ Unit. The proceeds of such contribution, together with $7.5 million to be raised by the Company from other private placements of shares of stock or Units, from refinancing of its existing properties and/or the sale of its interests in one or more of the existing properties, would have been used to purchase three anchored strip shopping centers aggregating more than 700,000 square feet, substantially fully leased with many creditworthy tenants, in Harrisburg (The Point Shopping Center), Lancaster (Golden Triangle Shopping Center) and Philadelphia (Red Lion Shopping Center), Pennsylvania from CBC or entities affiliated therewith. The aggregate purchase price for the three properties was $15 million plus closing adjustments, where applicable, above existing first mortgage liabilities estimated at approximately $37 million as of March 31, 2000, and was subject to third-party appraisals and "fairness" opinions by a reputable independent investment banking firm. The purchase agreements to reflect the foregoing were executed by the parties as of April 28, 2000.

It was also agreed that CBC or its affiliates would contribute to the Operating Partnership, upon sale of the three Pennsylvania Shopping Center Properties described above, $2.5 million in cash in exchange for certain Units with certain priority payments at 8%.

The Company had agreed to pay a fee to an affiliate of Uni-Invest Holdings (U.S.A.) B.V. in the amount of 5% of the $7.5 million for which Uni-Invest Holdings (U.S.A.) B.V. guaranteed the placement, if, in fact, such placement was funded. The fee would have been payable in shares of Uni-Invest (U.S.A.), Ltd. or Operating Partnership units of Uni-Invest (U.S.A.) Partnership, L.P. at $4.50 per share/unit. Further, in the event of funding by CBC or its affiliate(s) of $2.5 million in cash in exchange for certain units, as described above, CBC or its affiliate(s) would have received a fee equal to 5% of such funded placement also payable in shares of Uni-Invest (U.S.A.), Ltd. or Operating Partnership units in Uni-Invest (U.S.A.) Partnership, L.P. at $4.50 per share/unit.

Finally, the Company would have received an option to acquire a majority ownership interest in a certain shopping center property of approximately 620,000 square feet and adjacent land in Pleasantville, New Jersey, subject to certain contingencies.

The sale of the three shopping centers described above was originally subject to a closing on or before May 15, 2000 and was subject to agreement on closing adjustments, due diligence reviews, and consents, where applicable, of lenders and partners. Due diligence reviews were satisfactorily completed and all lender approvals were obtained. However, certain required documentation, including mortgage assumption agreements, legal opinions, fairness opinions and the like, were not completed as of May 15, 2000. Therefore, the shopping center purchase agreements were amended to extend the closing date to be a date on or before June 9, 2000.

The funding by Uni-Invest Holdings (U.S.A.) B.V. did not occur. As a result, the Company and Uni-Invest Holdings (U.S.A.) B.V., mutually agreed to unwind the entire transaction subject to certain conditions, including, but not limited to, the Company's option to repurchase Uni-Invest Holdings (U.S.A.) B.V.'s Common Stock and change the name of the Company and the Operating Partnership to eliminate the Uni-Invest name, to remove Richard Homburg and Louis Marcus as directors and Chairman of the Board and Treasurer, respectively, and to remove Lawrence Freeman as Assistant Secretary.

On or about July 31, 2000 the Company received the resignations of Richard Homburg and Louis Marcus as members of the Board of Directors. Mr. Freeman's resignation was received on or about June 21, 2000. Prior to the receipt of such resignations, the Company agreed to pay $4.60 per share to repurchase the 150,000 shares previously purchased by Uni-Invest Holdings (U.S.A.) B.V., without obligation to pay any further dividends with respect to such shares. Such payment in the amount of $690,000 was made to Uni-Invest Holdings (U.S.A.) B.V. on July 31, 2000.

Further, and in addition to the "unwind" provisions outlined in the Subscription Agreement, the Company agreed, no later than September 30, 2000, to repurchase, or arrange for the purchase by others of, a total of 100,000 shares of stock in the Company proportionately (40%) from each of the seven shareholders introduced by Uni-Invest Holdings (U.S.A.) B.V. at the same price per share and upon the same conditions as the previously completed repurchase of shares of the Company from Uni-Invest Holdings (U.S.A.) B.V. The Company has also undertaken to register the remaining 150,000 shares of stock in the Company owned by such seven shareholders and to use its best efforts to purchase or find replacement purchasers for the remaining 150,000 shares owned by such seven shareholders also at $4.60 per share without further dividend rights, subject to NASDAQ and SEC rules. The Company and Uni-Invest Holdings (U.S.A.) B.V. exchanged mutual releases against any claims either may have against each other arising prior to July 31, 2000.

Effective as of August 3, 2000 the Company changed its name (back) to Cedar Income Fund, Ltd. The name of the Operating Partnership was correspondingly changed (back) to Cedar Income Fund Partnership, L.P. The Company's NASDAQ Stock Market symbol was changed (back) to CEDR as of August 7, 2000.

With the exception of the acquisition as of July 1, 2000 of a 50% interest in The Point Associates, L.P., owner of the center in Harrisburg, Pennsylvania, the Company has postponed its purchase of the Pennsylvania shopping centers described above.

On May 11, 2000 the Operating Partnership pursuant to the operation of a "buy-sell" provision in the Agreement of Co-Tenancy by and between Life Investors Insurance Company of America ("Life Investors") and the Operating Partnership (as successor in interest to Cedar Income Fund 2, Ltd.) (the "Agreement"), sold its 50% interest in the Germantown Square Shopping Center, (Louisville, KY) ("Germantown") to Life Investors for $3 million. The Operating Partnership incurred expenses, including title charges (as required in the Agreement) and other costs in the aggregate amount of approximately $9,000 in connection with the transaction. The Operating Partnership initiated the "buy-sell" provision of the Agreement by written notice given to Life Investors on April 3, 2000. Life Investors notified the Operating Partnership by letter dated April 28, 2000 that it elected to buy the Operating Partnership's 50% interest.

Net closing adjustments for real estate taxes and prepaid rent in the aggregate amount of $8,609.96 were charged against the Operating Partnership. In addition, the parties agreed that Life Investors would make, and the Operating Partnership would accept, the distributions attributable to April 2000 and May 2000 on or about the 20th of the month succeeding the month attributable to such distribution. The distributions attributable to April 2000 and May 2000 in the amounts of $59,047.35 and $8,538.39, respectively, have been received. The net sales amount received by the Operating Partnership was $2,982,640.79 exclusive of distributions. $3,000,000 was invested in qualifying money market instruments until it was utilized to acquire the Operating Partnerships' 50% partnership interest in The Point Associates, L.P., discussed below.

Cedar Bay Realty Advisors, Inc. ("CBRA") was entitled to receive a disposition fee from the Company for the Germantown transaction in accordance with the terms of the investment advisory agreement between CBRA and the Company in an amount not to exceed 3%. CBRA agreed with management of the Company to defer a portion of its fee and accepted a fee of 2.5%. After stipulated limiting conditions, such fee was calculated to be $22,500.

The cost basis for Germantown on the books of the Operating Partnership and the Company as of the closing date was $2,889,496. Accordingly, the Company and Operating Partnership realized a gain on such sale of approximately $91,012.

As of July 1, 2000, pursuant to a Purchase and Sale Agreement dated as of that date, the Operating Partnership through, a newly-created limited liability company (The Point Shopping Center LLC), in which the Operating Partnership, (of which the Company is the sole general partner) is the sole member, purchased a 50% partnership interest in The Point Associates, L.P., the partnership entity that owns The Point Shopping Center in Harrisburg, Pennsylvania, a 320,000 s.f. shopping center ("The Point"), for $2,100,000 plus closing adjustments of approximately $385,000. The purchase price was based on 50% of the appraised value of the property less the existing first mortgage debt (i.e. $13,500,000 less $9,300,000 or $4,200,000 x .5). The purchase price was funded primarily by the proceeds of the sale of the Operating Partnership's interest in Germantown, which was sold in April 2000 for $3,000,000.

The 50% interest in The Point Associates, L.P, acquired by the Operating Partnership, was purchased from Selbridge Corp. ("Selbridge"), then the sole general partner of The Point Associates, L.P., by assignment of a 42% partnership interest, and from Leo S. Ullman, then the sole limited partner of The Point Associates, L.P., by assignment of an 8% partnership interest. Mr. Ullman's 8% interest represented his entire interest in The Point Associates, L.P. Simultaneously with the assignment of partnership interests, Selbridge became a limited partner and The Point Shopping Center LLC became the general partner. The transfers resulted in the Operating Partnership (through The Point Shopping Center LLC) owning a 50% general partnership interest and Selbridge owning a 50% limited partnership interest in The Point Associates, L.P.

The Operating Partnership has the right to acquire an additional 39% partnership interest from Selbridge at any time at a price equal to the fractional interest to be acquired multiplied by ten times net operating income less the outstanding first mortgage debt. Selbridge is prohibited from selling its remaining interest in The Point Associates, L.P. without first offering to sell such interest to the Operating Partnership based upon the aforementioned formula.

The proceeds of Mr. Ullman's 8% limited partnership interest were used to repay a loan from Selbridge to Mr. Ullman to buy such partnership interest. Selbridge paid a disposition fee to SKR Management Corp. in the amount of $67,500. Mr. Ullman is sole owner, director and President of SKR Management Corp. CBRA, Inc. has waived any rights to any acquisition fee from the Company to which it may otherwise have been entitled as a result of The Point Shopping Center transaction.

The Point Associates, L.P. intends to redevelop The Point Shopping Center during the next 18 months based primarily upon construction of a new 54,000 s.f. store reflecting a lease dated June 19, 2000 between Giant Food Stores, Inc. ("Giant") and The Point Associates, L.P. Such lease requires, among other things, construction of the new Giant premises, demolition and reconstruction of certain existing portions of the shopping center, relocation of certain existing tenants, new stores for certain new tenants and reconfiguration and repaving of the parking lot. In addition, pursuant to the terms of the Giant lease, Giant was required to pay $1,500,000 to The Point Associates, L.P. towards the termination of certain leases, and up to an additional $250,000 for certain other tenant relocations. In consideration of receipt of $1,500,000 from Giant, The Point Associates, L.P. undertook to post a $1,500,000 letter of credit or an acceptable guaranty of $1,500,000 for Giant's benefit for two years. The Company gave such guaranty and Selbridge gave the Company a letter of credit in the amount of $750,000, representing Selbridge's 50% share of the guaranty.

The Point Associates, L.P. has applied to increase its first mortgage on The Point Shopping Center from $9,300,000 to $17,900,000. After closing costs, it is estimated that net proceeds of approximately $8,100,000 will be available for the redevelopment. The redevelopment net costs (i.e. after crediting the Giant payments) are estimated at $9,650,000; resulting in additional capital required of The Point Associates, L.P. in the amount of approximately $1,550,000 to be funded by the partners.

During the period commencing July 1, 2000 until the earlier of (i) the date Giant commences to pay rent or (ii) December 31, 2001, Selbridge has guaranteed to The Point Shopping Center LLC a 10% return on its purchase price of $2,100,000 (i.e. $210,000 per annum).

As The Point was owned by Cedar Bay Company or its affiliates, the owner of 189,767 shares of the outstanding stock of the Company, and 1,703,300 of the outstanding Operating Partnership units, the Board of Directors of the Company retained Houlihan Lokey Howard & Zukin Financial Advisors, Inc., an investment bank unaffiliated with the Company, to render an opinion as to the fairness, from a financial point of view, to the Company/Operating Partnership of the purchase by the Operating Partnership of an interest in any or all of the three Pennsylvania shopping centers, including The Point Shopping Center, owned by Cedar Bay Company, or affiliates thereof at the appraised values. In addition to the fairness opinion, the Company obtained a third party appraisal, which valued The Point Shopping Center as a whole at $13,500,000 (such appraisal was completed prior to, and did not include a value for, the recently-executed Giant Food Stores lease). The Point Shopping Center is managed by Brentway Management LLC and SKR Management Corp. which companies receive management, leasing and construction management fees.

The Company has a $10 million line of credit from a national commercial bank secured by first mortgage liens on properties of the Operating Partnership. The Company closed on the line of credit facility on May 10, 2000. The first drawdown was used to pay off the then existing first mortgage on the Utah Property. Such first drawdown was in the amount of $1,515,644.08 which included $1,358,789.39 payable to the Utah first mortgagee, legal fees for the bank and the Company, title charges, the bank's quarterly administrative fee, and a prepayment penalty which is classified as an extraordinary item on the Consolidated Statement of Operations.

The Company received an offer of $1,850,000 for the sale of its 25,200 s.f. office facility in Bloomington, Illinois. The offer is subject to a thirty (30) day purchaser "due diligence" period. If concluded, the sale would occur on or before September 1, 2000. A brokerage fee in the amount of $50,000 would be payable to an outside broker. The property currently has 6,507 s.f. (25%) vacant. There is a lease proposal outstanding for 2,590 square feet. If the sale of the property is concluded, the leasing costs associated with the new lease, if concluded, will be paid by the purchaser. The Company's book value is $2,053,979. A contract of sale has been delivered to the prospective purchaser, but has not been executed. The asset has been reclassified to Real Estate held for sale. In accordance with FASB 121, "Accounting for the impairment of long lived assets to be disposed of", the Company has reduced the carrying value of the asset to its estimated fair value. Accordingly, an impairment loss of approximately $204,000 was recorded in the second quarter of 2000.

CBC is a New York general partnership. The Point Associates, L.P. a Pennsylvania limited partnership, and Triangle Center Associates, L.P. a Pennsylvania limited partnership, were the sole partners of CBC during 1998. Until July 1, 2000, the general partner of The Point Associates, L.P. was Selbridge Corp., a Delaware corporation (Selbridge Corp. is now a limited partner). The general partner of Triangle Center Associates is Buttzville Corp., a Delaware corporation. Leo S. Ullman was the sole limited partner in each of The Point Associates, L.P. and Triangle Center Associates, L.P. and is an executive officer and a director of each of Selbridge Corp. and Buttzville Corp. As of July 1, 2000, Mr. Ullman's limited partnership interest was sold to The Point Shopping Center, LLP. During March and April 1999 The Point Associates, L.P. and Triangle Center Associates, L.P., respectively, transferred their interests in CBC to TPA Ownership L.L.C. ("TPA") resulting in TPA temporarily being sole partner of CBC. Hicks Management Corp. ("Hicks"), Ledford Corp. ("Ledford"), and Thomsville Corp. ("Thomsville") were equal members in TPA. Leo S. Ullman is an executive officer and a director of each of the aforementioned members of TPA. Effective December 31, 1999, TPA was dissolved and all of the member interests were assigned to Hicks, Ledford, and Thomsville, as general partnership interests, in equal one-third portions. Immediately following and also effective December 31, 1999, each of the aforementioned general partners transferred its one-third general partnership interests to Duncomb Corp., Lindsay Management Corp. and Hicks Corp. The transfers resulted in Duncomb Corp. having a 55% interest, Lindsay Management Corp. a 40% interest, and Hicks Corp., a 5% interest. Mr. Ullman is an executive officer and a director in Duncomb Corp., Lindsay Management Corp., and Hicks Corp.

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

The Company, through its Operating Partnership, owns and operates three office properties aggregating approximately 224,000 square feet (as of May 11, 2000 after the sale of Germantown), located in Jacksonville, Florida, Salt Lake City, Utah, and Bloomington, Illinois.

Cedar Bay Realty Advisors, Inc. ("CBRA" and/or "Advisor") serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company substantially similar to the terms of that agreement previously in effect between Old Cedar and AEGON USA Realty Advisors, Inc. ("AEGON") of Cedar Rapids, Iowa, which served as investment advisor to the Company from formation until April 3, 1998. Brentway Management LLC ("Brentway" and/or "Property Manager"), a New York limited liability company, provides property management services for the Company's properties pursuant to a management agreement with the Company on substantially the same terms as the agreement previously in effect with AEGON. Brentway and CBRA are both affiliates of CBC, SKR Management Corp. and Leo S. Ullman. Leo S. Ullman is President and is expected to be reinstated as Chairman of the Board of the Company at the next meeting of the Board of Directors.

Note 2.  Description of Business and Significant Accounting Policies

Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for year ended December 31, 2000.

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

Consolidation Policy and Related Matters

The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of June 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

As the Company owns the sole general partnership interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of June 30, 2000.

The limited partner's interest as of June 30, 2000 (currently owned entirely by CBC) represents approximately a 64% limited partnership interest in the equity of the Operating Partnership.

Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

The accompanying financial statements include its 50% co-tenancy interest in the assets, liabilities and operations of the Germantown retail property, until date of sale on May 11, 2000.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. Five Hundred Thousand (500,000) of the Company's authorized shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of June 30, 2000, no options have been granted under the Plan.

Earnings Per Share

Statement of Financial Accounting Standard Board ("FASB") No. 128, "Earnings per Share", was issued and adopted by the Company during 1997. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Since the Company has no potentially dilutive securities outstanding, basic and diluted net income per share in accordance with Statement No. 128 are the same and do not differ from amounts previously reported as net income per share (primary earnings per share). Accordingly, basic and diluted net income per share is computed using the weighted average number of shares outstanding during the year.

Basic and diluted net income per share is based on the weighted average number of shares outstanding (942,651 for the six months ended June 30, 2000 and 542,111 for the first two-quarters of 1999). Dividends to shareholders per share are based on the actual number of shares outstanding on the respective dates.

Earnings Per Share (Continued)

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

Impairment of Long-Lived Assets

The Company reviews its real estate assets if indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3.  Real Estate and Accumulated Depreciation

The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership.

Note 4.  Mortgage Loan Payable

On October 30, 1992 the Company borrowed $1,500,000 to finance an existing property. The Company paid off the mortgage loan on May 10, 2000 with a (the first) drawdown on its commercial bank line of credit. The total due to the mortgagee as of May 10, 2000 was $1,358,789.39 which amount was net of the real estate tax escrow and included accrued interest and a 3% pre-payment penalty of $40,104.48. Such prepayment penalty along with unamortized loan fees is included in the accompanying Consolidated Statement of Operations as an extraordinary item.

Note 5.  Related Party Transactions

Administrative and Advisory Services

The Company does not have any employees and has contracted with Cedar Bay Realty Advisors, Inc., a New York corporation ("CBRA") to provide administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement") entered into in April 1998. CBRA is wholly owned by Mr. Ullman. Mr. Ullman is President and a director of, and Brenda J. Walker is Vice President of, CBRA. The term of the Advisory Agreement is for one (1) year and is automatically renewed annually for an additional year subject to the right of either party to cancel the Advisory Agreement upon 60 days written notice.

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

CBRA receives fees for its administrative and advisory services as follows: (a) a monthly administrative and advisory fee equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company, plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company; (b) an acquisition fee equal to 5% of the gross purchase price (before expenses and without deducting indebtedness assumed) of any real property acquired during the term of the Advisory Agreement; provided that the total of all such acquisition fees plus acquisition expenses in connection with the purchase of any real property shall be reasonable and shall not exceed 6% of the amount paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses; and (c) a disposition fee equal to 3% of the gross sales price (before expenses but without deducting any indebtedness against the property) of any real property disposed of during the term of the Advisory Agreement; provided that no disposition fee shall be paid unless and until the stockholders have received certain distributions from the Company. In addition, CBRA may receive one-half of the brokerage commission on such a disposition but only up to 3% of the price actually paid for the property, subject to certain limitations. Furthermore, if the Advisory Agreement is terminated prior to the liquidation of the Company, CBRA will be entitled to payment of disposition fees based on the ratio of the number of years the Advisory Agreement was operative to the number of years from the date the Advisory Agreement was entered into that such fee became payable. No incentive or acquisition fees were paid during the first two quarters of 2000. A disposition fee for the sale of Germantown in the amount of $22,500 was paid to CBRA during the second quarter of 2000.

Management Services

Brentway Management LLC, a New York limited liability company ("Brentway") provides property management and leasing services to the Company's real property pursuant to a Management Agreement (the "Management Agreement") entered into in April 1998. Brentway is owned by Mr. Ullman and Ms. Walker, who are also Chairman and President of Brentway, respectively. The term of the Management Agreement is for one (1) year and is automatically renewed annually for an additional one year period subject to the right of either party to cancel the Management Agreement upon 60 days' written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting to the Company regarding property operations, and maintenance of insurance. All of the duties of Brentway are to be fulfilled at the Company's expense; provided, however, that the Company is not required to reimburse Brentway for personnel expenses other than for on-site personnel at the properties managed. Brentway receives fees for its property management services as follows: a monthly management fee equal to 5% of the gross income from properties managed and leasing fees of up to 6% of the rent to be paid during the term of the lease procured.

Brentway has subcontracted with various local management companies for site management and leasing services.

Financial Advisory Agreement

In June 1998, the Company entered into a Financial Advisory Agreement (the "HVB Agreement") with HVB Capital Markets Inc., as successor to B.V. Capital Markets, Inc. ("HVB"), pursuant to which HVB agreed to perform the following services as financial advisor to the Company: (a) advise on acquisition financing and/or lines of credit for future acquisitions; (b) advise on acquisitions of United States real property interests and the consideration to be paid therefor; (c) advise on private placements of the shares of the Company; (d) assist the Board of Directors in developing suitable investment parameters for the Company; (e) develop and maintain contacts on behalf of the Company with institutions with substantial interests in real estate and capital markets; (f) advise the Board with respect to additional private or public offerings of equity securities of the Company; (g) review certain financial policy matters with consultants, accountants, lenders, attorneys and other agents of the Company; and (h) prepare periodic reports of its performance of the foregoing services. As compensation for the foregoing services, the Company was required to pay HVB, (i) .25% of the Company's net asset value, less any indebtedness affecting such net value, but in any event, not less than $100,000 per year; (ii) a one-time payment of 1.5% of 90% of the agreed value of properties contributed to the Company or its affiliates by persons introduced to the Company by HVB; and (iii) upon the Company Item becoming self-administered, a one-time payment equal to five times the annual fee income attributable to fee receipts from clients or contacts of HVB that have contributed property to the Company. The term of the HVB Agreement was for a period of one (1) year and was automatically renewed for an additional year subject to the right of either party to cancel at the end of any year upon 60 days' written notice. Mr. Jean-Bernard Wurm, a Director of the Company from April 1998 until December 31, 1999, when he resigned, is a director of HVB. HVB was paid for financial advisory services in 1999. HVB agreed to terminate the HVB Agreement effective as of December 31, 1999. Uni-Invest Holdings (U.S.A.), B.V. succeeded to that contract effective January 1, 2000. No fees were paid to Uni-Invest Holdings (U.S.A.), B.V. under that contract.

                                  January 1 -      January 1 -
                                  June 30, 2000    June 30, 1999
                                  -------------    --------------

Management Fees
AEGON                               $ 9,118         $ 8,802
Brentway                             24,742          27,547
Leasing Fees
AEGON                                   552              --

Administrative and Advisory
CBRA                                 48,936          48,936
AEGON                                    --              --

HVB                                                  50,000
Uni-Invest Holdings (U.S.A.) B.V         --

Legal
SKR                                  10,687          15,713


Fees of $10,687 were paid to Stuart H. Widowski, Esq., SKR Management Corp.'s in-house counsel and Secretary of the Company, through SKR Management Corp., an affiliate of CBRA, Brentway, CBC and Leo S. Ullman, for legal services provided.

Note 6. Co-tenancy Interest

On September 28, 1988, the Company purchased a 50% co-tenancy interest in Germantown. The remaining 50% co-tenancy interest was owned by Life Investors, an affiliate of AEGON. Germantown was managed solely by AEGON. On May 11, 2000 the Operating Partnership sold its 50% co-tenancy interest at a gain of $91,012. All amounts due to or from the co-tenancy partner have been paid in full.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements of the Company and related notes.

Results of Operations

The Company owns office, office/warehouse, and retail properties in three U.S. cities. The Company's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of June 30, 2000, the combined lease occupancy of the Company's three properties (Corporate Center East, Southpoint Parkway Center and Broadbent Business Center) was 87%. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Rental income for the three months and six month periods ended June 30, 2000 was $558,240 and $1,214,132, respectively, compared to $594,825 and $1,248,076, respectively, for the corresponding period in 1999, a decrease of approximately $37,000 and $34,000, respectively. This decrease is primarily attributable to the sale of Germantown on May 11, 2000.

Interest income increased by approximately $70,000 due to the additional funds available for investment generated by the November 15, 1999 sale of Common Stock (see Note 1 to the financial statements).

Total property expenses, excluding depreciation, were $216,857 and $433,720 for the three month and six month periods ended June 30, 2000 compared to $238,682 and $446,262 for the corresponding periods in 1999, a decrease of approximately $22,000 and $13,000, respectively.

Net income (loss) for the three month and six month periods ended June 30, 2000 were ($55,615) (($0.06) per share) and $7,960 ($0.01 per share) compared to $19,522 ($0.04 per share) and $56,486 ($0.10 per share) for the corresponding period in 1999. This decrease is attributable to the recognition of the impairment loss on the potential sale of the Bloomington, Illinois property. This loss is offset, in part, by the gain on the actual sale of Germantown. Net income before the impairment loss, gain on segment disposal, limited partner's interest, and early extinguishment of debt for the three months and six months ended June 30, 2000 was $63,620 and $270,669 compared to $116,181 and $294,731, a decrease of $52,561 and $24,062 respectively. This decrease is attributable to the one time termination payment received by a vacating tenant at the Bloomington, Illinois property during the second quarter of 1999.

Liquidity and Capital Resources

The Company's liquidity at June 30, 2000 represented by cash and cash equivalents was $2,363,044 compared to $2,298,334 at December 31, 1999, an increase of $64,710. The Company has continued its policy to date of distributing dividends equal to $0.10 per share, an amount generally equal to $54,211 per quarter through November 14, 1999 and $94,211 since the sale of additional stock on November 15, 1999. After the repurchase on July 31, 2000 of the 150,000 shares owned by Uni-Invest Holdings (U.S.A.) B.V., dividends will be approximately $79,211 per quarter. In addition, the Company has maintained a policy of distributing equal amounts per Operating Partnership Unit of Cedar Income Fund Partnership, L.P. Such amounts generally equal $170,330 per quarter. Such distributions are substantially in excess of amounts presently required to be distributed in order to meet the tests for continued REIT status which generally require distributions of 95% of qualified REIT taxable income, as defined in the Internal Revenue Code of 1986 and Regulations thereto. During the six month period ended June 30, 2000, for example, earnings per share were approximately $0.01. If the Company's dividend policy is to continue, absent further growth in income of the Operating Partnership, the ability to distribute dividends substantially in excess of current income could impair the cash reserves which the Directors would deem to be appropriate to the business of the Company.

Further, after the acquisition of the three Pennsylvania shopping centers owned by CBC or its affiliates, the Company's new commercial bank line of credit limits, while such credit facility is outstanding, dividends/distributions to 75% of Funds From Operations less capital expenditures plus (i) amounts necessary to maintain

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the Company's real estate investment trust status and (ii) amounts necessary to avoid payment by the Company of federal, state and excise taxes. With the exception of the Operating Partnerships acquisition of a 50% partnership interest in The Point Associates, L.P., such Pennsylvania shopping center acquisitions have been postponed.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None.

Part II           Other Information

Item 1.           Legal Proceedings

                  None

Item 2.           Changes in Securities and Use of Proceeds

                  None

Item 3.           Defaults upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Securities Holders


Item 5.           Other Information

                  None

Item 6.  Exhibits and Reports on Form 8-K

          1. Form 8-K dated July 1, 2000 was filed relating to the acquisition of a 50% interest in The Point Associates, L.P.

          2. On August 10, 2000, Form 8-K/A dated July 1, 2000 was filed amending Form 8-K filed on July 1, 2000.

                             CEDAR INCOME FUND, LTD.


                                  June 30, 2000


Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CEDAR INCOME FUND, LTD.

/s/ Leo S. Ullman                               /s/ Brenda J. Walker
-----------------------------                   ---------------------------
Leo S. Ullman                                   Brenda J. Walker
President                                       Vice President and Director
(principal executive officer)                   (principal financial officer)

                                                /s/ Ann Maneri
                                                -----------------------------
                                                Ann Maneri
                                                Controller
                                                (principal accounting officer)


August 11, 2000