Form 10-Q
period 2000-09-30
UNI INVEST USA LTD
filed 2000-11-14
CIK 761648

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

CURRENT REPORT

[X]	PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Date of Report (Date of earliest event reported): September 30, 2000

0-14510
(Commission file number)

CEDAR INCOME FUND, LTD.
(Exact name of registrant as specified in charter)

Maryland (State or other Jurisdiction of Incorporation)	42-1241468 (IRS Employer Identification No.)

44 South Bayles Avenue, Port Washington, New York (Address of principal executive offices)	11050 (Zip Code)

(516) 767-6492
(Registrant’s telephone number, including area code)

_________________________________________________________________
(Former name or former address, if changed since last report)

CEDAR INCOME FUND, LTD.

INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Consolidated Balance Sheets— September 30, 2000 (unaudited) and December 31, 1999	3
	Consolidated Statements of Shareholders’ Equity—September 30, 2000 (unaudited) and December 31, 1999	4
	Consolidated Statements of Operations—Three Months Ended September 30, 2000 and 1999 (unaudited), and Nine Months Ended September 30, 2000 and 1999 (unaudited)	5
	Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2000 and 1999 (unaudited)	6
	Notes to Consolidated Financial Statements—September 30, 2000 (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	17

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES	19

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

CEDAR INCOME FUND, LTD.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2000	1999

	(unaudited)
ASSETS
Real Estate:
Land	$5,681,696	$4,144,705
Buildings and improvements	20,689,707	15,041,317

	26,371,403	19,186,022
Less accumulated depreciation	(4,026,140)	(5,190,825)

Real Estate	22,345,263	13,995,197
Real estate held for sale	1,850,000	—

Cash and cash equivalents	1,408,925	2,298,334
Restricted cash	772,288	—
Rents and other receivables	70,586	98,629
Deferred financing costs	390,960	—
Deferred costs	62,233	—
Prepaid expenses	105,169	101,892

Deferred lease commissions	95,092	122,944
Deferred rental income	10,156	12,312
Due from co-tenancy partner	—	56,993
Taxes held in escrow	—	6,259

Total Assets	$27,110,672	$16,692,560

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgage loan payable	9,300,000	1,346,750
Line of credit	1,515,644	—
Accounts payable and accrued expenses	760,736	365,790
Due to co-tenancy partner	—	46,158
Security deposits	81,041	87,919
Advance rents	42,448	42,095

Total Liabilities	11,699,869	1,888,712

Minority Interest	2,195,899	—
Limited partner’s interest in consolidated Operating Partnership	9,169,355	9,560,913
Shareholders’ Equity
Common stock ($.01 par value) 50,000,000 shares authorized, 792,111 shares outstanding	7,921	9,421
Additional paid-in-capital	4,037,628	5,233,514

Total Shareholders’ Equity	4,045,549	5,242,935

Total liabilities and shareholders’ Equity	$27,110,672	$16,692,560

CEDAR INCOME FUND, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

		Additional	Undistributed	Total
	Common	Paid-In	Net	Shareholders’
	Stock	Capital	Income	Equity

Balance at December 31, 1999	$9,421	$5,233,514	$—	$5,242,935

Net income	—		(14,435)	(14,435)
Dividends to shareholders	—	(282,386)	14,435	(267,951)

Distributions	—	(225,000)	—	(225,000)

Treasury Stock	(1,500)	(688,500)	—	(690,000)

Balance at September 30, 2000	$7,921	$4,037,628	$—	$4,045,549

CEDAR INCOME FUND, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

Revenue:
Rents	$934,045	$600,899	$2,148,013	$1,848,975
Other Income	—	—	—	75,000
Interest	31,918	4,408	128,454	17,544

Total Revenue	965,963	605,307	2,276,467	1,941,519

Expenses:
Property expenses:
Payroll	14,042	—	14,042	—
Real estate taxes	92,999	62,643	217,753	187,803
Repairs and maintenance	61,723	74,322	177,031	200,104
Utilities	95,417	53,856	174,137	127,073
Management fee	33,968	31,149	94,353	93,134
Insurance	12,115	3,614	24,751	11,555
Other	49,453	35,855	90,453	87,639

Property expenses, excluding depreciation and amortization	359,717	261,439	792,520	707,308
Depreciation	149,174	113,162	370,447	384,897
Amortization	60,698	—	82,360	—

Total property expenses	569,589	374,601	1,245,327	1,092,205
Interest	225,904	31,845	298,569	96,022
Administrative fees	24,468	19,095	73,404	70,521
Directors’ fees and expenses	18,058	24,468	59,999	73,404
Disposition fee	—	—	22,500	—
Other administrative	105,045	93,115	283,108	252,060

Total Expenses	943,064	543,124	1,982,907	1,584,212

Net income before minority interest	22,899	62,183	293,560	357,307
Minority interest	(25,991)	—	(25,991)	—

Net (loss) income before loss on impairment and gain on disposal	(3,092)	62,183	267,569	357,307
Loss on impairment	—	—	(203,979)	—
Gain on disposal	—	—	91,012	—

Net (loss) income before limited partner’s interest in Operating Partnership	(3,092)	62,183	154,602	357,307
Limited partner’s interest	(25,286)	(54,450)	(151,474)	(292,695)

Net (loss) income before extraordinary item	(28,378)	7,733	3,128	64,612

Extraordinary item
Early extinguishment of debt	—	—	(17,502)	—

Net (loss) income	$(28,378)	$7,733	$(14,374)	$64,612

Net (loss) earnings before extraordinary item per share	(0.03)	0.01	0.00	0.12
Extraordinary loss per share	—	—	(0.01)	—
Net (loss) earnings per share	$(0.03)	$0.01	$(0.01)	$0.12

Dividends to shareholders	$79,211	$54,211	$267,951	$162,728

Dividends to shareholders per share	$0.09	$0.10	$0.29	$0.30

Average number of shares outstanding	843,200	542,111	932,396	542,111

CEDAR INCOME FUND, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended

	September 30, 2000	September 30, 1999

Net income (loss)	$(14,374)	$64,612
Adjustments to reconcile net income to net cash(used in) provided by operating activities:
Limited partner’s interest in Operating Partnership	151,474	292,695
Minority interest	25,991	—
Gain on sale of Germantown Square	(91,012)
Loss on real estate impairment	203,979
Early extinguishment of debt	(49,575)
Depreciation and amortization	370,447	384,897
Decrease (increase) in deferred rental receivable	2,156	(16,429)

Changes in operating assets and liabilities:
Decrease (increase) in rent and other receivables	28,043	(41,444)
Decrease (increase) in prepaid expenses	7,476	(8,823)
Decrease in deferred leasing commissions	27,852	1,798
Decrease in tax held in escrow	6,259	1,908
Increase in accounts payable	394,946	57,731
Decrease in amounts due from co-tenancy partner	56,993	29,585
Decrease in amounts due to co-tenancy partner	(46,158)	(32,302)
Security deposits collected, net	(6,878)	12,182
Increase in advance rents	353	7,548

Net cash provided by operating activities	1,067,972	753,958

Cash Flow From Investing Activities:
Capital expenditures	(176,875)	(40,890)
Deferred Costs	(62,233)	—
Restricted Cash	(772,288)	—
Sale of Germantown Square	2,982,641	—
Property deposits	—	(250,000)
Acquisition of the Point LLC	(2,030,092)	—

Net cash used in investing activities	(58,847)	(290,890)

Cash Flow from Financing Activities:
Payoff of mortgage payable	(1,346,750)	(20,756)
Line of credit	1,515,644	—
Dividends paid	(492,951)	(162,728)
Distributions to limited partner	(493,517)	(511,286)

Financing costs	(390,960)	(35,000)
Reacquisition of Treasury Stock	(690,000)	—

Net cash used in financing activities	(1,898,534)	(729,770)

Net decrease in cash and cash equivalents	(889,409)	(266,702)
Cash and cash equivalents at beginning of the period	2,298,334	378,200

Cash and cash equivalents at end of the period	$1,408,925	$411,498

Supplemental Disclosure of Cash Activities:
Interest Paid	$345,902	$96,022

CEDAR INCOME FUND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.   Background, Organization and Reorganization of the Company

             Cedar Income Fund, Ltd. (the “Company”) was originally incorporated in Iowa on December 10, 1984 under the name Cedar Income Fund, Ltd. (“Old Cedar”). Public offerings of Common Stock were completed by Old Cedar in 1986 and 1988 and raised approximately $19 million. Old Cedar invested the proceeds from these offerings in four real estate properties and a mortgage loan participation, utilizing only a minimum amount of indebtedness against the properties. The mortgage loan participation has since been liquidated.

             On April 2, 1998, Cedar Bay Company, (“CBC”) a New York general partnership, pursuant to a tender offer to purchase all of the outstanding shares of Common Stock of Old Cedar for $7.00 per share in cash (the “Offer”), acquired 1,893,038.335 shares of Old Cedar’s outstanding Common Stock, $1.00 par value per share (“Old Common Stock”), representing approximately 85% of the then-outstanding shares.

             On June 26, 1998, Old Cedar merged with and into the Company, then newly formed as a wholly-owned Maryland subsidiary of Old Cedar. Immediately thereafter, the Company assigned substantially all of its assets and liabilities to a newly-formed Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the “Operating Partnership”), in exchange for an aggregate of 2,245,411 operating partnership units of the Operating Partnership (“Units”), which constituted the sole general partnership interest and all of the limited partnership interests in the Operating Partnership. After such assignment, CBC exchanged 1,703,300 shares of the Company’s Common Stock, $0.01 par value per share (“New Common Stock”), for 1,703,300 limited partnership units in the Operating Partnership owned by the Company. The shares of New Common Stock were cancelled by the Company upon their exchange by CBC. Following these transactions, substantially all of the Company’s assets consisted of the controlling general partner interest of the Operating Partnership and approximately 24% of the Units; substantially all of CBC’s assets consisted of 189,737 shares of New Common Stock, approximately 35% of the then issued and outstanding shares of New Common Stock, and approximately 76% of the Units.

             As of November 5, 1999, a Subscription Agreement was entered into by and between the Company and Uni-Invest Holdings (U.S.A.) B.V., pursuant to which Uni-Invest Holdings (U.S.A.) B.V. acquired on or about November 15, 1999, through a private placement, 150,000 shares of Common Stock of the Company at $4.50 per share (which price as of such date of issue was higher than the quoted price for such shares on the NASDAQ). As a result of such placement and other private placements of an additional 250,000 shares of Common Stock, as of November 15, 1999, Uni-Invest Holdings (U.S.A.) B.V. owned approximately 16% of the Common Stock of the Company. CBC’s Common Stock ownership was correspondingly reduced from approximately 35% to approximately 20%. Also in accordance with the agreement, and pursuant to Board of Directors’ approval and shareholders’ approval at a special meeting held on February 24, 2000, the Company changed its name from Cedar Income Fund, Ltd. to Uni-Invest (U.S.A.), Ltd. effective as of February 29, 2000. The name of the Operating Partnership was correspondingly changed from Cedar Income Fund Partnership, L.P. to Uni- Invest (U.S.A.) Partnership, L.P. as of February 29, 2000.

             At a Board meeting held on November 18, 1999 the following persons were elected to the positions respectively set forth below:

Richard Homburg	Chairman of the Board
Louis Ph. Marcus	Treasurer
Lawrence W. Freeman, Esq.	Assistant Secretary

             In addition, the Company, Uni-Invest Holdings (U.S.A) B.V. and CBC entered into a Stockholders’ Agreement effective as of the issuance of stock pursuant to the Subscription Agreement, wherein Uni-Invest Holdings (U.S.A.) B.V. and CBC agreed, among other things, to hold their shares for a period of not less than five years and setting forth certain provisions for the orderly sale or other disposition of shares under certain circumstances, and also to provide certain other arrangements common to such stockholders’ agreements. The specific terms of the Stockholders’ Agreement and the Subscription Agreement are further described in the Company’s Annual Report and corresponding 10K for 1999.

             The Subscription Agreement, among other things, as further described in the Company’s Annual Report and corresponding 10K for 1999, also called for the guarantee by Uni-Invest Holdings (U.S.A.) B.V. of the funding on or before May 15, 2000 of $7.5 million in exchange for shares of the Company and/or Units in the Operating Partnership at $4.50 per share/ Unit. The proceeds of such contribution, together with $7.5 million to be raised by the Company from other private placements of shares of stock or Units, from refinancing of its existing properties and/or the sale of its interests in one or more of the existing properties, would have been used to purchase three anchored strip shopping centers aggregating more than 700,000 square feet, substantially fully leased with many creditworthy tenants, in Harrisburg (The Point Shopping Center), Lancaster (Golden Triangle Shopping Center) and Philadelphia (Red Lion Shopping Center), Pennsylvania from CBC or entities affiliated therewith. The aggregate purchase price for the three properties was $15 million plus closing adjustments, where applicable, above existing first mortgage liabilities estimated at approximately $37 million as of March 31, 2000, and was subject to third-party appraisals and “fairness” opinions by a reputable independent investment banking firm. The purchase agreements to reflect the foregoing were executed by the parties as of April 28, 2000.

             It was also agreed that CBC or its affiliates would contribute to the Operating Partnership, upon sale of the three Pennsylvania Shopping Center Properties described above, $2.5 million in cash in exchange for certain Units with certain priority payments at 8%.

             The funding by Uni-Invest Holdings (U.S.A.) B.V. did not occur. As a result, the Company and Uni-Invest Holdings (U.S.A.) B.V., mutually agreed to unwind the entire transaction subject to certain conditions, including, but not limited to, the Company’s option to repurchase Uni-Invest Holdings (U.S.A.) B.V.’s Common Stock and change the name of the Company and the Operating Partnership to eliminate the Uni-Invest name, to remove Richard Homburg and Louis Marcus as directors and Chairman of the Board and Treasurer, respectively, and to remove Lawrence Freeman as Assistant Secretary.

             On or about July 31, 2000 the Company received the resignations of Richard Homburg and Louis Marcus as members of the Board of Directors. Mr.  Freeman’s resignation was received on or about June 21, 2000. Prior to the receipt of such resignations, the Company agreed to pay $4.60 per share to repurchase the 150,000 shares previously purchased by Uni-Invest Holdings (U.S.A.) B.V., without obligation to pay any further dividends with respect to such shares. Such payment in the amount of $690,000 was made to Uni-Invest Holdings (U.S.A.) B.V. on July 31, 2000.

             Further, and in addition to the “unwind” provisions outlined in the Subscription Agreement, the Company agreed, no later than September 30, 2000, to repurchase, or arrange for the purchase by others of, a total of 100,000 shares of stock in the Company proportionately (40%) from each of the seven shareholders introduced by Uni-Invest Holdings (U.S.A.) B.V. at the same price per share and upon the same conditions as the previously completed repurchase of shares of the Company from Uni-Invest Holdings (U.S.A.) B.V. The Company has also undertaken to register the remaining 150,000 shares of stock in the Company owned by such seven shareholders and to use its best efforts to purchase or find replacement purchasers for the remaining 150,000 shares owned by such seven shareholders also at $4.60 per share without further dividend rights, subject to NASDAQ and SEC rules. The Company and Uni-Invest Holdings (U.S.A.) B.V. exchanged mutual releases against any claims either may have against each other arising prior to July 31, 2000.

             As of the date this report was filed, the repurchase of 100,000 shares of stock proportionately from each of the seven shareholders introduced by Uni-Invest Holdings (U.S.A.) B.V. had not yet been completed.

             Effective as of August 3, 2000 the Company changed its name (back) to Cedar Income Fund, Ltd. The name of the Operating Partnership was correspondingly changed (back) to Cedar Income Fund Partnership, L.P. The Company’s NASDAQ Stock Market symbol was changed (back) to CEDR as of August 7, 2000.

             As of July 1, 2000, pursuant to a Purchase and Sale Agreement dated as of that date, the Operating Partnership through, a newly-created limited liability company (The Point Shopping Center LLC), in which the Operating Partnership, (of which the Company is the sole general partner) is the sole member, purchased a 50% partnership interest in The Point Associates, L.P., the partnership entity that owns The Point Shopping Center in Harrisburg, Pennsylvania, then a 320,000 s.f. shopping center (“The Point”), for $2,100,000 plus closing adjustments of approximately $385,000. The purchase price was based on 50% of the appraised value of the property less the existing first mortgage debt (i.e. $13,500,000 less $9,300,000 or $4,200,000 x .5). The purchase price was funded primarily by the proceeds of the sale of the Operating Partnership’s interest in Germantown, which was sold in April 2000 for $3,000,000.

             The 50% interest in The Point Associates, L.P, acquired by the Operating Partnership, was purchased from Selbridge Corp. (“Selbridge”), then the sole general partner of The Point Associates, L.P., by assignment of a 42% partnership interest, and from Leo S. Ullman, then the sole limited partner of The Point Associates, L.P., by assignment of an 8% partnership interest. Mr.  Ullman’s 8% interest represented his entire interest in The Point Associates, L.P. Simultaneously with the assignment of partnership interests, Selbridge became a limited partner and The Point Shopping Center LLC became the general partner. The transfers resulted in the Operating Partnership (through The Point Shopping Center LLC) owning a 50% general partnership interest and Selbridge owning a 50% limited partnership interest in The Point Associates, L.P.

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

             The proceeds of Mr. Ullman’s 8% limited partnership interest were used to repay a loan from Selbridge to Mr. Ullman to buy such partnership interest. Selbridge paid a disposition fee to SKR Management Corp. in the amount of $67,500. Mr. Ullman is sole owner, director and President of SKR Management Corp. CBRA, Inc. has waived any rights to any acquisition fee from the Company to which it may otherwise have been entitled as a result of The Point Shopping Center transaction.

             The Point Associates, L.P. is redeveloping The Point Shopping Center based primarily upon construction of a new 55,000 s.f. store reflecting a lease dated June 19, 2000 between Giant Food Stores, Inc. (“Giant”) and The Point Associates, L.P. Such lease requires, among other things, construction of the new Giant premises, demolition and reconstruction of certain existing portions of the shopping center, relocation of certain existing tenants, new stores for certain new tenants and reconfiguration and repaving of the parking lot. In addition, pursuant to the terms of the Giant lease, Giant was required to pay $1,500,000 to The Point Associates, L.P. towards the termination of certain leases, and up to an additional $250,000 for certain other tenant relocations. In consideration of receipt of $1,500,000 from Giant, The Point Associates, L.P. undertook to post a $1,500,000 letter of credit or an acceptable guaranty of $1,500,000 for Giant’s benefit for two years. The Company gave such guaranty and Selbridge gave the Company a letter of credit in the amount of $750,000, representing Selbridge’s 50% share of the guaranty.

             The Point Associates, L.P. has applied for and received a commitment to increase its first mortgage on The Point Shopping Center from $9,300,000 to $17,900,000. After closing costs, it is estimated that net proceeds of approximately $8,100,000 will be available for the redevelopment. The redevelopment net costs (i.e. after crediting the Giant payments) are estimated at $9,650,000, resulting in additional capital required of The Point Associates, L.P. in the amount of approximately $1,550,000 to be funded by the partners. The loan is expected to close no later than November 17, 2000.

             During the period commencing July 1, 2000 until the earlier of (i) the date Giant commences to pay rent or (ii) December 31, 2001, Selbridge has guaranteed to The Point Shopping Center LLC a 10% return on its purchase price of $2,100,000 (i.e. $210,000 per annum). A payment of $52,500 was made on September 29, 2000. The payment of 52,500 has been accounted for as an adjustment to the purchase price of The Point Shopping Center.

             As The Point Shopping Center was owned by Cedar Bay Company or its affiliates, the owner of 189,767 shares of the outstanding stock of the Company, and 1,703,300 of the outstanding Operating Partnership units, the Board of Directors of the Company retained Houlihan Lokey Howard & Zukin Financial Advisors, Inc., an investment bank unaffiliated with the Company, to render an opinion as to the fairness, from a financial point of view, to the Company/Operating Partnership of the purchase by the Operating Partnership of an interest in any or all of the three Pennsylvania shopping centers, including The Point Shopping Center, owned by Cedar Bay Company, or affiliates thereof at the appraised values. In addition to the fairness opinion, the Company obtained a third party appraisal, which valued The Point Shopping Center as a whole at $13,500,000 (such appraisal was completed prior to, and did not include a value for, the recently-executed Giant Food Stores lease). The Point Shopping Center is managed by Brentway Management LLC and SKR Management Corp. which companies receive management, leasing and construction management fees.

             As a result of such acquisitions, the Company’s gross real estate assets have increased substantially, while the Company’s total liabilities have increased by nearly $10 million. Correspondingly, the Company’s revenue and expense figures have also been increased as further discussed below.

             The Company has a $10 million line of credit from a national commercial bank secured by first mortgage liens on properties of the Operating Partnership. The Company closed on the line of credit facility on May 10, 2000. The first drawdown was used to pay off the then existing first mortgage on the Utah Property. Such first drawdown was in the amount of $1,515,644 which included $1,358,789 payable to the Utah first mortgagee, legal fees for the bank and the Company, title charges, the bank’s quarterly administrative fee, and a prepayment penalty which is classified as an extraordinary item on the Consolidated Statement of Operations.

             The Company received an offer of $1,850,000 for the sale of its 25,200 s.f. office facility in Bloomington, Illinois. The offer was subject to a thirty (30) day purchaser “due diligence” period. If concluded, the sale would have occurred on or before September 1, 2000. A brokerage fee in the amount of $50,000 would have been payable to an outside broker. The proposed purchaser of the subject office facility elected not to proceed with the acquisition. The property currently has 3,917 s.f. (16%) vacant and a 8,309 s.f. (33%) tenant in default and in arrears of its rent payments. The Company’s book value was $2,053,979. In accordance with FASB 121, “Accounting for the impairment of long lived assets to be disposed of”, the Company has reduced the carrying value of the asset to its estimated fair value. Accordingly, an impairment loss of approximately $204,000 was recorded in the second quarter of 2000. The asset has been reclassified to “Real Estate Held For Sale.” The Company’s intention is to continue to hold this property for sale.

             CBC is a New York general partnership. The Point Associates, L.P. a Pennsylvania limited partnership, and Triangle Center Associates, L.P. a Pennsylvania limited partnership, were the sole partners of CBC during 1998. Until July 1, 2000, the general partner of The Point Associates, L.P. was Selbridge Corp., a Delaware corporation (Selbridge Corp. is now a limited partner). The general partner of Triangle Center Associates is Buttzville Corp., a Delaware corporation. Leo S. Ullman was the sole limited partner in each of The Point Associates, L.P. and Triangle Center Associates, L.P. and is an executive officer and a director of each of Selbridge Corp. and Buttzville Corp. As of July 1, 2000, Mr. Ullman’s limited partnership interest was sold to The Point Shopping Center LLP. During March and April 1999 The Point Associates, L.P. and Triangle Center Associates, L.P., respectively, transferred their interests in CBC to TPA Ownership L.L.C. (“TPA”) resulting in TPA temporarily being sole partner of CBC. Hicks Management Corp. (“Hicks”), Ledford Corp. (“Ledford”), and Thomsville Corp. (“ Thomsville”) were equal members in TPA. Leo S. Ullman is an executive officer and a director of each of the aforementioned members of TPA. Effective December 31, 1999, TPA was dissolved and all of the member interests were assigned to Hicks, Ledford, and Thomsville, as general partnership interests, in equal one-third portions. Immediately following and also effective December 31, 1999, each of the aforementioned general partners transferred its one-third general partnership interests to Duncomb Corp., Lindsay Management Corp. and Hicks Corp. The transfers resulted in Duncomb Corp. having a 55% interest, Lindsay Management Corp. a 40% interest, and Hicks Corp., a 5% interest. Mr. Ullman is an executive officer and a director in Duncomb Corp., Lindsay Management Corp., and Hicks Corp.

             Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

             The Company operates as a real estate investment trust (“REIT”). To qualify as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended, and Regulations thereto, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company’s objectives are to provide its shareholders with a professionally managed, diversified portfolio of commercial real estate investments which will provide the best available cash flow and present an opportunity for capital appreciation.

             As of July 1, 2000, the Company, through its Operating Partnership, owns and operates three office properties aggregating approximately 224,000 square feet and a 50% interest in a 265,000 square foot shopping center property. The office properties are located in Jacksonville, Florida, Salt Lake City, Utah, and Bloomington, Illinois; the shopping center is located in Harrisburg, Pennsylvania.

             Cedar Bay Realty Advisors, Inc. (“CBRA” and/or “Advisor”) serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company as further described in Note 5 to the financial statements. Brentway Management LLC (“Brentway” and/or “Property Manager”), a New York limited liability company, provides property management services for the Company’s properties pursuant to a management agreement with the Company as further described in Note 5 to the financial statements. Brentway and CBRA are both affiliates of CBC, SKR Management Corp. and Leo S. Ullman. Leo S. Ullman is President and is expected to be reinstated as Chairman of the Board of the Company at the next meeting of the Board of Directors.

Note 2.   Description of Business and Significant Accounting Policies

Basis of Presentation and Summary of Significant Accounting Policies

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for year ended December 31, 2000.

             The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

             For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Consolidation Policy and Related Matters

             The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of September 30, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

             As the Company owns the sole general partnership interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of September 30, 2000.

             The company owns the sole general partnerships interest in The Point Shopping Center Associates, L.P. The Point is consolidated with the Company in the accompanying financial statements, as of September 30, 2000.

             The limited partner’s interest as of September 30, 2000 (currently owned entirely by CBC) represents approximately a 68% limited partnership interest in the equity of the Operating Partnership.

             Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or losses and distributions of the Operating Partnership.

             The minority interest represents the limited partner’s 50% interest in the Point Shopping Center.

             As described in Note 1, approximately 20% of the Point Shopping Center is under redevelopment. Therefore 20% of the operating costs and related mortgage interest have been capitalized.

             The accompanying financial statements include its 50% co-tenancy interest in the assets, liabilities and operations of the Germantown retail property, until the date of sale on May 11, 2000.

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

Deferred Leasing Commissions and Financing Costs

             Leasing fees and loan costs are capitalized and amortized over the life of the relevant lease or loan.

Stock Options

             The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) requires use of option valuation models that were not developed for use in valuing employee stock options.

             The Company established a stock option plan (the “Plan”) for the purpose of attracting and retaining executive officers, directors and other key employees. Five Hundred Thousand (500,000) of the Company’s authorized shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of September 30, 2000, no options have been granted under the Plan.

Earnings Per Share

             Statement of Financial Accounting Standard Board (“FASB”) No. 128, “Earnings per Share”, was issued and adopted by the Company during 1997. Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Since the Company has no potentially dilutive securities outstanding, basic and diluted net income per share in accordance with Statement No. 128 are the same and do not differ from amounts previously reported as net income per share (primary earnings per share). Accordingly, basic and diluted net income per share is computed using the weighted average number of shares outstanding during the year.

             Basic and diluted net income per share is based on the weighted average number of shares outstanding (843,200 and 932,396 for the three months and nine months ended September 30, 2000, and 542,111 for the three months and nine months ended September 30, 1999). Dividends to shareholders per share are based on the actual number of shares outstanding on the respective dates.

             In 1997, the FASB issued Statement No. 130, “Reporting Comprehensive Income” (“Statement 130”) which is effective for fiscal years beginning after December 15, 1997. Statement 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. Statement 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company’s financial position or results of operations.

Segment Reporting

             In 1997, the FASB issued Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company’s financial position or results of operations. The Company owns all of the interests in real estate properties through the Operating Partnership. Previously, each of the properties were evaluated on an individual basis. However, due to the numerous changes being made by the Company or discussed in Note 1, the company has changed the composition of its reportable segments to one segment.

Recent Pronouncements

             In June 1999, the FASB issued Statement No. 137, amending Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” , which extended the required date of adoption to the years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company expects to adopt the new Statement effective January 1, 2001. The Company does not anticipate that the adoption of this Statement will have any effect on its results of operations or financial position.

Income Taxes

             The Company generally will not be subject to federal income taxes as long as it qualifies as a REIT under Sections 856-869 of The Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements of the Code relating to income and assets. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 95% of its REIT taxable income to maintain qualification as a REIT. As distributions, for federal income tax purposes, have exceeded REIT taxable income, no federal income tax provision has been made.

Impairment of Long-Lived Assets

             The Company reviews its real estate assets if indicators of impairment are present to determine whether the carrying amount of the asset will be recovered. Recognition of impairment is required if the undiscounted cash flows estimated to be generated by the assets are less than the asset’s carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

Reclassifications

             Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3.   Real Estate and Accumulated Depreciation

             The Company’s properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership .

Note 4.   Mortgage Loan Payable and Line of Credit

             On October 30, 1992 the Company borrowed $1,500,000 to finance an existing property. The Company paid off the mortgage loan on May 10, 2000 with a (the first) drawdown on its commercial bank line of credit. The total due to the mortgagee as of May 10, 2000 was $1,358,789 which amount was net of the real estate tax escrow and included accrued interest and a 3% pre-payment penalty of $40,104. Such prepayment penalty along with unamortized loan fees is included in the accompanying Consolidated Statement of Operations as an extraordinary item.

             As of September 30, 2000 The Point Shopping Center was encumbered by a first mortgage loan in the amount of $9,300,000. Included in restricted cash are the reserve and escrow accounts associated with the loan.

Deferred financing costs of $28,000 are attributable to this loan. As discussed in Note 1, The Point Associates, L.P. has received a commitment to increase such mortgage loan to $17,900,000, subject to conditions therein described.

             As discussed in Note 1, the Company has a $10 million line of credit, of which $1,515,644 was outstanding at September 30, 2000. There are $362,960 in deferred financing costs incurred on this loan.

Note 5.   Related Party Transactions

Administrative and Advisory Services

             The Company does not have any employees and has contracted with Cedar Bay Realty Advisors, Inc., a New York corporation (“CBRA”) to provide administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the “Advisory Agreement”) entered into in April 1998, and amended as of August 21, 2000. CBRA is wholly owned by Mr. Ullman. Mr. Ullman is President and a director of, and Brenda J. Walker is Vice President of, CBRA. The term of the amended Advisory Agreement is for five (5) years and is automatically renewed annually thereafter for an additional year subject to the right of a majority of independent directors to cancel the Advisory Agreement upon 60 days written notice.

             Further, such Advisory Agreement may be terminated i) for cause upon not less than sixty (60) days’ written notice and ii) by vote of at least 75% of the independent directors at the end of the third or fourth year of such five year term in the event gross assets fail to increase by 15% per annum.

             CBRA has agreed to defer certain acquisition fees to which it may otherwise be entitled with respect to the possible acquisition by the Company or the Operating Partnership of certain properties owned by CBC and/or its affiliates. This includes acquisition fees otherwise payable with respect to the purchase by the Operating Partnership of its 50% interest in The Point Associates, L.P. Further, CBRA has agreed to defer certain fees otherwise payable with respect to the sale of the Operating Partnership’s interest in the Germantown property.

             Such deferred acquisition or disposition fees otherwise payable to CBRA will be reduced to 50% if the Administrative Advisory Agreement with CBRA is continued beyond December 31, 2004 and by an additional 10% for each year such Agreement remains in effect thereafter.

             Under the Advisory Agreement, CBRA is obligated to: (a) provide office space and equipment, personnel and general office services necessary to conduct the day-to-day operations of the Company; (b) select and conduct relations with accountants, attorneys, brokers, banks and other lenders, and such other parties as may be considered necessary in connection with the Company’s business and investment activities, including, but not limited to, obtaining services required in the acquisition, management and disposition of investments, collection and disbursement of funds, payment of debts and fulfillment of obligations of the Company, and prosecuting, handling and settling any claims of the Company; (c) provide property acquisition and disposition services, research, economic and statistical data, and investment and financial advice to the Company; and (d) maintain appropriate legal, financial, tax, accounting and general business records of activities of the Company and render appropriate periodic reports to the Directors and stockholders of the Company and to regulatory agencies, including the Internal Revenue Service, the Securities and Exchange Commission, and similar state agencies.

             CBRA receives fees for its administrative and advisory services as follows: (a) a monthly administrative and advisory fee equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company, plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company; (b) an acquisition fee equal to 5% of the gross purchase price (before expenses and without deducting indebtedness assumed) of any real property acquired during the term of the Advisory Agreement; provided that the total of all such acquisition fees plus acquisition expenses in connection with the purchase of any real property shall be reasonable and shall not exceed 6% of the amount paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses; and (c) a disposition fee equal to 3% of the gross sales price (before expenses but without deducting any indebtedness against the property) of any real property disposed of during the term of the Advisory Agreement; provided that no disposition fee shall be paid unless and until the stockholders have received certain distributions from the Company. In addition, CBRA may receive one-half of the brokerage commission on such a disposition but only up to 3% of the price actually paid for the property, subject to certain limitations. Those fees are essentially the same as those previously applicable under the Administrative and Advisory Agreement between Old Cedar and Aegon U.S.A. Realty Advisors, Inc. “Aegon” from the date of formation until April 3, 1998. No incentive or acquisition fees were paid during the first two quarters of 2000. A disposition fee for the sale of Germantown in the amount of $22,500 was paid to CBRA during the second quarter of 2000.

Management Services

             Brentway Management LLC, a New York limited liability company (“Brentway”) provides property management and leasing services to the Company’s real property pursuant to a Management Agreement (the “Management Agreement”) entered into in April 1998. Brentway is owned by Mr. Ullman and Ms. Walker, who are also Chairman and President of Brentway, respectively. The term of the Management Agreement is for one (1) year and is automatically renewed annually for an additional one year period subject to the right of either party to cancel the Management Agreement upon 60 days’ written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting to the Company regarding property operations, and maintenance of insurance. All of the duties of Brentway are to be fulfilled at the Company’s expense; provided, however, that the Company is not required to reimburse Brentway for personnel expenses other than for on-site personnel at the properties managed. Brentway receives fees for its property management services as follows: with the exception of The Point Shopping Center, a monthly management fee equal to 5% of the gross income from properties managed and leasing fees of up to 6% of the rent to be paid during the term of the lease procured. In the case of The Point Shopping Center, the monthly management fee is equal to 3% of the gross income and the leasing fees are limited to 4.5% of the rent to be paid during the term of the lease procured.

             Brentway has subcontracted with various local management companies for site management and leasing services for the Company’s office properties.

Financial Advisory Agreement

	January 1- September 30,	January 1- September 30,
	1999	2000

Management Fees:
AEGON	$9,118	$14,041
Brentway	52,823	40,029

Leasing Fees:
AEGON	552	—

Administrative and Advisory:
CBRA	73,404	73,404
AEGON	—	—
HVB		75,000

Legal:
SKR	43,837	22,050

             Fees of $43,837 were paid to Stuart H. Widowski, Esq., SKR Management Corp.’s in-house counsel and Secretary of the Company, through SKR Management Corp., an affiliate of CBRA, Brentway, CBC and Leo S. Ullman, for legal services provided.

             The fee paid to HVB Capital Markets, Inc. was for services rendered pursuant to a financial advisory agreement terminated as of 12/31/99. Jean Bernard Wurm, a director of HVB, was also a director of the Company prior to 12/31/99.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             The following discussion should be read in conjunction with the historical financial statements of the Company and related notes.

Results of Operations

             The Company owns office, office/warehouse, and retail properties in four U.S. cities. The Company’s properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of September 30, 2000, the combined lease occupancy of the Company’s three office properties (Corporate Center East, Southpoint Parkway Center and Broadbent Business Center) was 88%. The Company’s fourth property, The Point Shopping Center, is currently undergoing a major redevelopment based primarily upon the construction of a 55,000 square foot Giant Food Store the elimination of approximately 100,000 square feet of internal mall area, and construction of a number of new stores. Upon completion in September, 2001, the center will measure approximately 265,000 square feet and will be at least 88% occupied. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company’s ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

             Rental income for the three months and nine month periods ended September 30, 2000 was $934,045 and $2,148,013, respectively, compared to $600,899 and $1,848,975, respectively, for the corresponding period in 1999, an increase of approximately $330,000 and 300,000 , respectively. This increase is attributable to the additional rental income generated by the acquisition of The Point Shopping Center on July 1, 2000.

             Interest income increased by approximately $90,000 due to the additional funds available for investment generated by the November 15, 1999 sale of Common Stock (see Note 1 to the financial statements).

             Total property expenses, excluding depreciation, amortization and interest expense were $359,717 and $792,520 for the three month and nine month periods ended September 30, 2000 compared to $261,439 and $707,308 for the corresponding periods in 1999, an increase of approximately $98,000 and $85,000, respectively. This increase is due to the operating expenses of the Point Shopping Center commencing with the acquisition on July 1, 2000.

             Net income (loss) for the three month and nine month periods ended September 30, 2000 were ($28,378) (($0.03) per share) and ($14,374) (($0.01) per share) compared to $7,733 ($0.01 per share) and $64,612 ($0.12 per share) for the corresponding period in 1999. This decrease is attributable to the recognition of the impairment loss on the potential sale of the Bloomington, Illinois property. The loss if offset, in part, by the gain on the actual sale of Germantown. In addition, total expenses increased by approximately $399,000 for the nine months ended September 30, 2000 over the same period in 1999. This is due to the increase in interest expense as a result of the acquisition of The Point Shopping Center and its mortgage loan payable. Correspondingly, total revenue increased by approximately $335,000 due to income attributable to The Point.

Liquidity and Capital Resources

             The Company’s liquidity at September 30, 2000 represented by cash and cash equivalents was $1,408,925 compared to $2,298,334 at December 31, 1999, a decrease of $889,409. This decrease is attributable to the funds needed to purchase the 50% interest in The Point Shopping Center, and the repurchase of the Uni-Invest shares, offset, in part, by the proceeds from the Keybank line of credit. The Company has continued its policy to date of distributing dividends equal to $0.10 per share, an amount generally equal to $54,211 per quarter through November 14, 1999 and $94,211 since the sale of additional stock on November 15, 1999. After the repurchase on July 31, 2000 of the 150,000 shares owned by Uni-Invest Holdings (U.S.A.) B.V., dividends will be approximately $79,211 per quarter. In addition, the Company has maintained a policy of distributing equal amounts per Operating Partnership Unit of Cedar Income Fund Partnership, L.P. Such amounts generally equal $170,330 per quarter. Such distributions are substantially in excess of amounts presently required to be distributed in order to meet the tests for continued REIT status which generally require distributions of 95% of qualified REIT taxable income, as defined in the Internal Revenue Code of 1986 and Regulations thereto. During the nine month period ended September 30, 2000, for example, earnings per share were approximately ($0.03). If the Company’s dividend policy is to continue, absent further growth in income of the Operating Partnership, the ability to distribute dividends substantially in excess of current income could impair the cash reserves which the Directors would deem to be inappropriate to the business of the Company.

             Further after the acquisition of the three Pennsylvania shopping centers owned by CBC or its affiliates, the Company’s new commercial bank line of credit limits, while such credit facility is outstanding, dividends/distributions to 75% of Funds From Operations less capital expenditures plus (i) amounts necessary to maintain the Company’s real estate investment trust status and (ii) amounts necessary to avoid payment by the Company of federal, state and excise taxes. With the exception of the Operating Partnerships acquisition of a 50% partnership interest in The Point Associates, L.P., such Pennsylvania shopping center acquisitions have been postponed.

Inflation

             Low to moderate levels of inflation during the past few years have favorably impacted the Company’s operations by stabilizing operating expenses. At the same time, low inflation has the indirect effect of reducing the Company’s ability to increase tenant rents. The Company’s properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. These factors, in the long run, are expected to result in more attractive returns from the Company’s real estate portfolio as compared to short-term investment vehicles.

Year 2000 Issue

             The Company has received no reports of incidents of system or facilities malfunctions related to the inability of computers and/or computer software to process and calculate date-related information from and after January 1, 2000.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

             None.

PART II.  OTHER INFORMATION

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

        2.  On August 10, 2000 Form 8-K/A dated July 1, 2000 was filed amending Form 8-K filed on July 14, 2000.

CEDAR INCOME FUND, LTD.

September 30, 2000

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR INCOME FUND, LTD.
/s/ Leo S. Ullman	/s/ Brenda J. Walker

Leo S. Ullman President (principal executive officer)	Brenda J. Walker Vice President and Director (principal financial officer)

November 14, 2000	/s/ Ann Maneri

Ann Maneri Controller (principal accounting officer)