Form 10-K
period 2000-12-31
CEDAR INCOME FUND LTD /MD/
filed 2001-04-02
CIK 761648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2000; Commission file number 0-14510

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

                                    Yes __X__  No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price on March 21, 2001 of $3.50 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,755,509.

The number of shares outstanding of the registrant's common stock $.01 par value was 692,111 on March 21, 2001.



                   DOCUMENTS INCORPORATED BY REFERENCE: NONE.

                                TABLE OF CONTENTS

                                                                                                Form 10-K
Item No.                                                                                       Report Page
--------                                                                                       -----------
                                     PART I
      1.       Business..................................................................           1
      2.       Properties................................................................           4
      3.       Legal Proceedings.........................................................           9
      4.       Submission of Matters to a Vote of Security Holders.......................           9

                                     PART II

      5.       Market for Registrant's Common Equity and Related Stockholders' Matters...          10
      6.       Selected Financial Data...................................................          12
      7.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..........................................          13
      7(a).    Quantitative and Qualitative Disclosures about Market Risk................          18
      8.       Financial Statements and Supplemental Data................................          19
      9.       Changes in, and Disagreements with Accountants on, Accounting
                      and Financial Disclosure...........................................          20

                                    PART III

      10.      Directors and Executive Officers of the Registrant........................          21
      11.      Executive Compensation....................................................          22
      12.      Security Ownership of Certain Beneficial Owners and Management............          22
      13.      Certain Relationships and Related Transactions............................          23

                                  PART IV

      14.      Financial Statements and Schedules, Exhibits and Reports on Form 8-K......          27
      15.      Signatures................................................................          30

Part I.

Item 1.  Business

         Cedar Income Fund, Ltd. (the "Company") was originally incorporated in Iowa on December 10, 1984 and qualified to operate as a real estate investment trust ("REIT"). Shortly thereafter, the Company's Common Stock was listed on the NASDAQ securities market. In June 1998, the Company was reorganized and included in an "umbrella partnership REIT" structure through the contribution of substantially all of its assets to a limited partnership (the "Operating Partnership") in exchange for the sole general partnership interest and all 2,245,411 limited partnership interests ("Units") of the Operating Partnership. Immediately thereafter, Cedar Bay Company, ("CBC"), a New York general partnership, which, as a result of a tender offer completed in April 1998, became the largest stockholder of the Company, exchanged 1,703,300 shares of Common Stock for 1,703,300 Units owned by the Company. Following these transactions, substantially all of the Company's assets consisted of the controlling general partnership interest of the Operating Partnership and approximately 24% of the Units; substantially all of CBC's assets consisted of 189,737 shares of Common Stock (approximately 35% of the then-issued and outstanding shares of Common Stock) and approximately 76% of the Units.

         As of November 5, 1999, a Subscription Agreement was entered into by and between the Company and Uni-Invest Holdings (U.S.A.) B.V., pursuant to which Uni-Invest Holdings (U.S.A.) B.V. acquired on or about November 15, 1999, through a private placement, 150,000 shares of Common Stock of the Company at $4.50 per share (which price as of such date of issue was higher than the quoted price for such shares on the NASDAQ). As a result of such placement and the other private placements of an additional 250,000 shares of Common Stock, as of November 15, 1999, Uni-Invest Holdings (U.S.A.) B.V. owned approximately 16% of the Common Stock of the Company. CBC's Common Stock ownership was correspondingly reduced from approximately 35% to approximately 20%. Also in accordance with the Subscription Agreement, and pursuant to Board of Directors' approval and shareholders' approval at a special meeting held on February 24, 2000, the Company changed its name to "Uni-Invest (U.S.A.), Ltd." effective as of February 29, 2000. The name of the Operating Partnership was correspondingly changed to "Uni-Invest (U.S.A.) Partnership, L.P." as of that date.

         In addition, the Company, Uni-Invest Holdings (U.S.A.) B.V. and CBC entered into a Stockholders' Agreement effective as of the issuance of stock pursuant to the Subscription Agreement, as further described in the Company's 1999 Annual Report and 10-K.

         The Subscription Agreement, among other things, as further described in the 1999 Annual Report and 10-K, also called for the guaranty by Uni-Invest Holdings (U.S.A.) B.V. of the funding on or before May 15, 2000 of $7.5 million in exchange for shares of the Company and/or Units in the Operating Partnership at $4.50 per share/ Unit.

         In the event that funding by Uni-Invest Holdings (U.S.A.) B.V. did not occur, the Company had the right to unwind the entire transaction with Uni-Invest Holdings (U.S.A.) B.V., subject to certain conditions, including but not limited to, the Company's option to repurchase the shares of Common Stock of the Company held by Uni-Invest Holdings (U.S.A.) B.V., to change the name of the Company and the Operating Partnership to eliminate the Uni-Invest name and to remove representatives of Uni-Invest Holdings (U.S.A.) B.V. as directors and officers of the Company. Accordingly, upon notice given on or about August 11, 2000, Uni-Invest (U.S.A.) B.V.'s representatives Richard Homburg and Loek Marcus submitted their resignations as members of the Board of Directors and officers of the Company and Lawrence Freeman submitted his resignation as Assistant Secretary effective as of July 31, 2000. In addition, the Company bought back 150,000 shares of the Company's Common Stock from Uni-Invest Holdings (U.S.A.) B.V. at $4.60 per share.

         Effective as of August 3, 2000, the Company changed its name back to Cedar Income Fund, Ltd. Correspondingly, the name of the Operating Partnership was changed back to Cedar Income Fund Partnership, L.P. The Company's NASDAQ stock market symbol was changed back to "CEDR" as of August 7, 2000.

         Further, and in addition to the "unwind" provisions outlined in the Subscription Agreement, the Company agreed to repurchase, or arrange for the purchase by others, of a total of 100,000 shares of stock in the Company proportionately (40%) from each of seven shareholders introduced by Uni-Invest Holdings (U.S.A.) B.V. at the same price per share and upon the same conditions as the repurchase of shares of the Company from Uni-Invest Holdings (U.S.A.) B.V. Such repurchase of shares was completed by December 2000. The Company also undertook to register the remaining 150,000 shares of stock in the Company owned by such seven shareholders and to use its best efforts to purchase or find replacement purchasers for the remaining 150,000 shares owned by such seven shareholders at the same price per share described above, subject to the NASDAQ and SEC rules. The Company and Uni-Invest Holdings (U.S.A.) B.V. exchanged mutual releases against any claims either may have had against each other arising prior to July 31, 2000.

         On May 11, 2000, pursuant to the provisions of a "buy-sell" provision in its tenancy-in-common agreement with Life Investors Insurance Company of America ("Life Investors"), an affiliate of the Company's former management company and advisor, the Company sold an undivided 50% interest in Germantown Square, a 74,267 s.f. retail property to Life Investors for $3,000,000. As of July 1, 2000, the Company, through its Operating Partnership, invested a substantial portion of the proceeds from such sale for the purchase of a 50% sole general partnership interest in The Point Shopping Center in Harrisburg, Pennsylvania ("The Point") for approximately $2.1 million over then-existing indebtedness of $9.3 million plus closing costs of approximately $385,000. That property interest was purchased from an affiliate of CBC, which owns the balance as a limited partner, after receipt by the Company of a "fairness opinion" with respect to the terms of such purchase.

         On May 10, 2000, the Company obtained a $10 million line of credit from a national commercial bank secured by first mortgage liens on properties of the Operating Partnership. The first drawdown in the amount of $1,515,644 was used to retire the then-existing first mortgage on the Company's Utah property and to pay related loan closing costs.

         The Company continues to operate as a real estate investment trust ("REIT"). To qualify as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended, and Regulations thereto, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company's objectives are to provide to its shareholders a professionally managed, diversified portfolio of commercial real estate investments which will provide the best available cash flow and present an opportunity for capital appreciation.

         The Company's shares are traded on the NASDAQ (Small Cap Market) under the symbol "CEDR".

         The Company, through its Operating Partnership, owns and operates three office properties aggregating approximately 224,000 square feet, located in Jacksonville, Florida, Salt Lake City, Utah and Bloomington, Illinois; and a 50% sole general partnership interest in a 260,000 square foot shopping center property located in Harrisburg, Pennsylvania.

         Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

         Cedar Bay Realty Advisors, Inc. ("CBRA") serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company on terms substantially similar to the terms of that agreement previously in effect between the Company and AEGON USA Realty Advisors, Inc. ("AEGON") of Cedar Rapids, Iowa, which served as investment advisor to the Company from formation until April 3, 1998. Brentway Management LLC ("Brentway" and/or "Property Manager"), a New York limited liability company provides property management services for the Company's properties pursuant to a Management Agreement with the Company on substantially the same terms as the agreement previously in effect with AEGON. Brentway and CBRA are both affiliates of CBC, SKR Management Corp. and Leo S. Ullman. Leo S. Ullman is President and Chairman of the Board of the Company. The terms of the Administrative and Advisory Agreement and Management Agreement are further discussed in Note 6.

         CBRA agreed to defer until termination of its services as investment advisor to the Company, any acquisition fees to which it would otherwise be entitled with respect to the acquisition by the Company or the Operating Partnership of the 50% general partnership interest in The Point Shopping Center property from CBC or its affiliates, described above and in Item 2 below.

Item 2.  Properties

Retail Property

The Point Shopping Center
Harrisburg, Pennsylvania

         As of July 1, 2000, pursuant to a Purchase and Sale Agreement dated as of that date, the Operating Partnership, through a newly-created limited liability company (The Point Shopping Center LLC), in which the Operating Partnership, of which the Company is the sole general partner, is the sole member, purchased a 50% partnership interest in The Point Associates, L.P., the partnership entity that owns The Point, then a 320,000 s.f. shopping center, for $2,100,000 plus closing adjustments of approximately $385,000. The purchase price was based on 50% of the appraised value of the property less the then-existing first mortgage debt (i.e. 50% of $13,500,000 less $9,300,000). As set forth above, the purchase price was funded primarily by the proceeds of the sale of the Operating Partnership's interest in Germantown Square in Louisville, Kentucky.

         The 50% interest in The Point Associates, L.P., acquired by the Operating Partnership, was purchased from Selbridge Corp. ("Selbridge"), then the sole general partner of The Point Associates, L.P., by assignment of a 42% general partnership interest and from Leo S. Ullman, then the sole limited partner of The Point Associates, L.P. by assignment of an 8% limited partnership interest. Ullman's 8% limited partnership interest represented his entire interest in The Point Associates, L.P. Simultaneously with the assignment of partnership interests, Selbridge became a limited partner and The Point Shopping Center LLC became the general partner. The transfers resulted in the Operating Partnership (through The Point Shopping Center LLC) owning a 50% partnership interest in The Point Associates, L.P.

         The proceeds of Mr. Ullman's 8% limited partnership interest were used to repay a loan from Selbridge to Mr. Ullman to buy such partnership interest. Selbridge paid a disposition fee to SKR Management Corp. in the amount of $67,500. Mr. Ullman is sole owner, director and President of SKR Management Corp. CBRA. has waived any rights to any acquisition fee from the Company to which it may otherwise have been entitled as a result of The Point transaction.

         The Operating Partnership has the right to acquire an additional 39% partnership interest from Selbridge at any time at a price equal to the fractional interest to be acquired, multiplied by ten times net operating income, less the outstanding first mortgage debt. Selbridge is prohibited from selling its remaining interest in The Point Associates, L.P. without first offering to sell such interest to the Operating Partnership based upon the aforementioned formula.

         The Point Associates, L.P. is redeveloping The Point into a 260,000 s.f. strip shopping center based primarily upon construction of a new 54,000 s.f. store reflecting a lease dated June 19, 2000 between Giant Food Stores, Inc. ("Giant") and The Point Associates, L.P. Such lease requires, among other things, construction of the new Giant premises, demolition and reconstruction of certain existing portions of the shopping center, relocation of certain existing tenants, new stores for certain new tenants and reconfiguration and repaving of the parking lot. In addition, pursuant to the terms of the Giant lease, Giant was required to pay $1,500,000 to The Point Associates, L.P. towards the termination of certain leases, and up to an additional $250,000 for certain other tenant relocations. In consideration of receipt of $1,500,000 from Giant, The Point Associates, L.P. undertook to post a $1,500,000 letter of credit or an acceptable guaranty of $1,500,000 for Giant's benefit for two years. The Company ultimately gave such guaranty and Selbridge gave the Company a letter of credit equal to $750,000, representing its 50% share of the guaranty.

         As of November 20, 2000, the first mortgage loan on The Point was increased from $9,300,000 to $17,900,000. Net proceeds of such refinancing in the amount of approximately $8,100,000 became available to The Point Associates for redevelopment costs, which costs (after crediting the Giant payments) are estimated to be approximately $9,650,000; resulting in additional capital required of The Point Associates, L.P. in the approximate amount of $1,550,000, which will be funded through the cash receipts received from The Point Shopping Center.

         During the period commencing July 1, 2000 until the earlier of (i) the date Giant commences to pay rent or (ii) December 31, 2001, Selbridge has guaranteed to The Point Shopping Center LLC, a 10% return on its purchase price of $2,100,000 (i.e. $210,000 per annum).

         As The Point was previously wholly owned by an affiliate of CBC, the owner of 189,767 shares (approximately 27%) of the outstanding stock of the Company, and 1,703,000 (approximately 71%) of the outstanding Operating Partnership units, the Board of Directors of the Company retained Houlihan Lokey Howard & Zukin Financial Advisors, Inc., an investment bank unaffiliated with the Company, to render an opinion as to the fairness, from a financial point of view, to the Company/Operating Partnership of the purchase by the Operating Partnership of an interest in any or all of the three shopping centers, including The Point, owned by an affiliate of CBC, at the appraised values. In addition to the fairness opinion, the Company obtained a third party appraisal, which valued The Point as a whole at $13,500,000 (such appraisal was completed prior to, and did not include a value for, the executed Giant Food Stores' lease).

Germantown Square Shopping Center
Louisville, Kentucky

         On September 28, 1988, the Company paid $2,963,674 for a 50% undivided interest as tenant-in-common in a 74,267 square foot neighborhood shopping center known as Germantown Square Shopping Center in Louisville, Kentucky ("Germantown"). The remaining 50% undivided interest was purchased by Life Investors Insurance Company of America ("Life Investors"), an affiliate of the Company's former management company and advisor. Subsequent improvements increased the Company's recorded cost to $3,746,593.

         Germantown represented approximately 20% of the Company's total assets as of December 31, 1999, and provided approximately 16% of total revenue.

         On April 3, 2000, the Company initiated the "buy-sell" provision in its tenancy-in-common agreement with Life Investors. Life Investors elected to buy the Company's 50% undivided interest in the property. On May 11, 2000, the Company sold its interest in the property to Life Investors for $3,000,000, representing a gain to the Company of $91,012 over its adjusted basis for such property. The Company invested the net proceeds in qualifying money market instruments until the funds were used to acquire the Company's 50% sole general partnership interest in The Point Shopping Center, as described above.

Office Properties

Corporate Center East
Bloomington, Illinois

         On March 24, 1988, the Company purchased Corporate Center East, a 25,200 square foot office building in Bloomington, Illinois for $2,221,783 in cash.

         Corporate Center East represented approximately 5% of the Company's total assets at December 31, 2000, and provided approximately 9% of 2000 revenue. At December 31, 2000, Corporate Center East was 52% leased to four tenants under leases having a minimum remaining term of twenty-three months (not including renewal options). Annual base rents range from $10.00 to $12.50 per square foot. Goshen Fidelity Inc., formerly Corporate Center East's largest tenant, occupied 12,226 square feet under a lease that initially expired in February 2000. The tenant surrendered 3,917 s.f. and renewed the lease for the remaining 8,309 square feet for a term of three years at a slightly higher average rent. In the Fall of 2000, Goshen Fidelity was in default of certain rental payment obligations under its lease and the Company engaged local counsel to pursue eviction proceedings which were subsequently completed in December 2000. Rental receipts from Goshen Fidelity's lease provided approximately 3% of the Company's 2000 revenue.

         The Company executed a lease with EMC Corporation, a NASDAQ-listed, data storage company, for approximately 10,000 s.f. of the former Goshen Fidelity premises. The five-year market rent lease requires the Company to pay a fixed amount towards the tenant's leasehold improvements in the new space; costs of improvements above the Company's fixed amount will be paid by the tenant. In addition to the fixed amount, the Company is responsible for the cost of architectural/engineering services related to the tenant build-out as well as the leasing commission payable to third party brokers, which commission is based upon 6% of the aggregate rental payable over the initial five year lease term. With the addition of EMC's tenancy, Corporate Center East has signed leases for 91% of the rentable square footage of the property as of the date hereof.

The Company received an offer of $1,850,000 for the sale of this 25,200 s.f. Bloomington, Illinois office facility. The offer was subject to a thirty (30) day purchaser "due diligence" period. If concluded, the sale would have occurred on or before September 1, 2000 and a brokerage fee in the amount of $50,000 would have been payable to an outside broker. The proposed purchaser of the subject office facility elected not to proceed with the acquisition. The property then had 3,917 s.f. (16%) vacant and a 8,309 s.f. (33%) tenant in default and in arrears of its rent payments. The Company's then book value was $2,053,979. In accordance with FASB 121, "Accounting for the impairment of long lived assets to be disposed of", the Company reduced the carrying value of the asset to its estimated fair value. Accordingly, an impairment loss of approximately $204,000 was recorded in the second quarter of 2000. The asset was reclassified to "Real Estate Held For Sale". The Company's intention is again to offer this property for sale.

Broadbent Business Center
Salt Lake City, Utah

         Broadbent Business Center in Salt Lake City, Utah ("Broadbent") was purchased on March 31, 1987, for $4,057,950, subject to mortgage loan indebtedness of $1,966,110. Approximately $300,000 was expended to upgrade the property immediately after acquisition and subsequent improvements have increased the property's recorded cost to $4,708,393. New first mortgage financing was obtained in October 1992 in the amount of $1,500,000.

         In May 2000, the first drawdown on the Company's $10 million line of credit in the amount of $1,515,644 was used to retire the then-existing balance of the first mortgage loan on the property.

         Broadbent consists of eight single-story buildings totaling 119,500 square feet on a 12.5 acre site which includes parking for approximately 320 vehicles. Approximately half of the property is leased for office use and the balance for service/warehouse use, Broadbent represented approximately 12% of the Company's total assets at December 31, 2000, and provided approximately 23% of 2000 revenue. At December 31, 2000, Broadbent was 78% occupied by 43 tenants under leases having a minimum term of one month (not including renewal options) with annual base rents ranging from $3.79 to $9.29 per square foot. Leases representing 17% of the square footage of Broadbent are scheduled to expire during 2001.

         Cyclopss Corporation ("Cyclopss"), Broadbent's largest tenant, representing approximately 2% of the Company's 2000 revenue, occupies 9,150 square feet under a lease scheduled to expire in December 2001. In the event the tenant does not renew its lease, the revenues at this property will in all likelihood be adversely affected, as Cyclopss represents approximately 10% of projected 2001 revenue for Broadbent. In addition to the potential lost rent, the Company would expect to incur tenant improvement and leasing commission costs in order to secure a replacement tenant. Broadbent's second largest tenant is Purser Associates with 7,500 square feet.

         Other national tenants in Broadbent include: IBM, Pitney Bowes, USA Today (Gannett), Mosler Alarm Systems, and Midwest Industrial Tools.

         The Company engaged the services of a national brokerage company to assist it in seeking to sell Broadbent. The Company has received and accepted an offer to purchase the property for $5,300,000. The offer is contingent upon (i) the Purchaser's due diligence review, within thirty days of contract execution as to, among other things, the physical, financial and environmental conditions of the property, and (ii) the Purchaser obtaining financing in the amount of not less than 70% of the purchase price within thirty days thereafter. Should such sale of Broadbent be consummated, the Company will be obligated to pay a brokerage commission in the amount of 5% of the sales price. The Contract of Sale was executed by both parties as of March 7, 2001.

Southpoint Parkway Center
Jacksonville, Florida

         Southpoint Parkway Center in Jacksonville, Florida ("Southpoint") was acquired on May 6, 1986 for $6,505,495 in cash. Capital expenditures made since the purchase date have increased the property's recorded cost to $8,111,127. Southpoint is a single-story office service center consisting of 79,010 square feet of net leaseable area on approximately 10.8 acres which includes 467 parking spaces. Southpoint represented approximately 16% of the Company's total assets at December 31, 2000, and provided approximately 34% of its revenue.

         At December 31, 2000, the property was 99% leased to nine tenants with remaining terms ranging from two months to five years (not including renewal options) and annual base rents ranging from $11.00 to $14.05 per square foot.

         The General Services Administration ("GSA"), a United States government agency, occupies 40,447 square feet in Southpoint under a ten-year lease which expires in December 2001, which lease grants to the tenant the right to terminate the lease at any time after 90 days' prior written notice. The GSA lease was negotiated in 1991 and, in connection therewith, the Company purchased
2.9 acres of adjacent land, constructed a parking lot and made interior building improvements at a total cost of $988,832 (included in the above $8,111,127 recorded cost). Rental receipts from the GSA provided approximately 18% of the Company's 2000 revenue.

         In addition to the 40,447 s.f. (51%) leased to the GSA, another 10,576 s.f. (13%) of leases expire in 2001.

The Company's properties as of December 31, 2000 are summarized in the table below.

-----------------------------------------------------------------------------------------------

                                           Occupancy                        2000      Revenue
                             Size             at            Lease          --------------------
Name and Location          (Sq. Ft.)  December 31, 2000   Expirations      Amount     Percent
-----------------------------------------------------------------------------------------------
Corporate Center East        25,200           52%          2001-2009       286,072        9%
  Bloomington, Illinois

Broadbent Business Center   119,500           78           2001-2004       715,139       24
  Salt Lake City, Utah

Southpoint Parkway Center    79,010           99           2001-2006     1,031,453       34
  Jacksonville, Florida

The Point Shopping Center
Harrisburg, Pennsylvania    260,000  (2)                   2002-2013       821,907       27
                                                                         -------------------
                  Totals:   483,710                                      2,854,511       94% (1)

(1) Germantown was sold on May 11, 2000 and accounted for approximately 6% of total revenue in 2000.
(2) Upon completion of redevelopment in September 2001, The Point will be approximately 88% occupied.

Item 3.  Legal Proceedings

         The Company is not a party to any pending legal proceeding which, in the opinion of management, is material to the Company's financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE.

Part II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Dividend Information

         The Company is required to distribute at least 95% of its "REIT taxable income", as defined in the Internal Revenue Code, to continue qualification as a real estate investment trust. In 2000, the Company paid dividends of $0.10 per share in March, June and September, totaling $0.30 per share. Subject to the 95% test described above, as of December 2000, the Board of Directors of the Company voted unanimously to suspend payment of any dividend on shares and distributions on operating partnership units for the four quarterly periods from July 1, 2000 through June 30, 2001. The Company has distributed amounts during the last two calendar years significantly in excess of both distributions required under applicable rules and the Company's net income.

         A Form 1099 is mailed to shareholders at the end of each year reflecting the dividends paid by the Company in that year. The percentages indicated below, multiplied by the amount of dividends paid for that year, result in the amount to be reported for income tax purposes.

              Dividend Character
                                      2000           1999         1998
               --------------------------------------------------------
              Ordinary
                income               28.07%         43.57%       57.34%

              Nontaxable
                return of
                capital              71.93%         56.43%        42.66%

              Total                    100%        100.00%       100.00%

              Dividends
              paid, per share        $0.30          $0.40         $0.40
              ----------------------------------------------------------

Market Information

         As of June 26, 1998, CBC, which had owned from April 2, 1998, 1,893,038 of the 2,245,411 shares of common stock, exchanged 1,703,300 of such shares for Operating Partnership units of equal number. The shares were cancelled, and, accordingly, there were 542,111 shares outstanding to 522 shareholders of record at December 31, 1998. During November 1999, 400,000 shares of New Common Stock were issued through private placements to eight shareholders. As a result, there were 942,651 shares of common stock outstanding (to 488 shareholders of record) at December 31, 1999. Pursuant to the "unwind" provisions outlined in the Subscription Agreement and as subsequently further agreed, the Company repurchased all of the 150,000 shares of stock in the Company owned by Uni-Invest Holdings (U.S.A.) B.V. and 100,000 shares of stock in the Company

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters (continued)

from the seven shareholders introduced by Uni-Invest Holdings (U.S.A.) B.V. As a result, there were 692,111 shares of common stock outstanding to 428 shareholders of record at December 31, 2000. The Company's shares began trading on the NASDAQ under the symbol CEDR on December 17, 1986. As of February 29, 2000 the Company's symbol was changed to UNII. As a result of the termination of the Uni-Invest Holdings (U.S.A.) B.V. arrangements, the terms of which are described in the Company's 1999 Annual Report and 10-K, effective as of August 7, 2000, the Company changed its NASDAQ symbol back to "CEDR". At March 21, 2001, the Company's last reported sale of common stock was $3.50 as reported by Wedbush/Morgan Securities, Inc., Newport Beach, California and Herzog, Heine, Geduld, Inc., New York, New York, the principal market makers for shares of the Company. No shares were in fact traded on that date. Prices for shares of the Company reflect quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                  Market Price Range

                  Quarter           Over-the-Counter Sales Prices
                  Ended              High     Low           Close
                  -----------------------------------------------------
                  2000
                  March 31          6 3/16     6 1/8       6 3/16
                  June 30           4          4           4
                  September 30      4 1/2      3 3/4       5
                  December 31       2 3/4      2 3/4       2 3/4

                  1999
                  March 31         $6 1/4     $5          $4 7/8
                  June 30           5          4           4 1/2
                  September 30      4 3/4      4 1/4       4 9/32
                  December 31       5 3/4      3 1/4       5 3/4
                  -----------------------------------------------------

Item 6. Selected Financial Data

-----------------------------------------------------------------------------------------------------------------
                                                               Years ended December 31,
                                      2000             1999            1998            1997             1996
                                      ----             ----            ----            ----             ----
Operating Data
REVENUE
     Rents                         3,036,943       $2,413,958       $2,505,372       $2,386,549       $2,121,866
     Other                             -               75,000            -                -               -
     Interest                        178,838           26,329           59,653           81,309           95,160
                                  ------------------------------------------------------------------------------
Total revenue                      3,215,781        2,515,287        2,565,025        2,467,858        2,217,026
                                  ------------------------------------------------------------------------------

EXPENSES
Property expenses:
     Payroll                          23,966             -                -                -               -
     Real estate taxes               308,386          258,597          262,761          233,160          239,324
     Repairs and maintenance         247,896          273,253          252,320          385,806          255,621
     Utilities                       235,740          167,886          163,279          159,762          146,772
     Management fee                  127,826          124,358          126,520         130,084           128,053
     Insurance                        36,385           21,764           18,336           19,270           18,817
     Other                           182,390          124,883           73,737           92,396           95,517
                                  ------------------------------------------------------------------------------
Property expenses, excluding
 depreciation and amortization     1,162,589          970,741          896,953        1,020,388          884,104

           Depreciation              520,934          492,716          480,410          462,687          436,739
           Amortization              100,575             -                -                -               -
                                  ------------------------------------------------------------------------------
Total property expenses            1,784,098        1,463,457        1,377,363        1,483,075        1,320,843
Interest                             604,182          127,700          130,197          136,137          138,209
Administrative fees                   97,872          102,397           99,180          101,192          100,363
Directors' fees and expenses          82,636           97,872          100,703           49,417           42,382
Other administrative                 344,661          343,901          587,684          197,851           53,613
                                  ------------------------------------------------------------------------------
Total expenses                     2,913,449        2,135,327        2,295,127        1,967,672        1,655,410
                                  ------------------------------------------------------------------------------
Net income (loss) before
  minority interest                  302,332          379,960          269,898          500,186          561,616

Minority interest                      7,669             -                -                -               -
                                  ------------------------------------------------------------------------------
Net income (loss) before loss on
  impairment and gain on disposal    310,001             -                -                -               -
Loss on impairment                  (203,979)
Gain on disposal                      91,012             -                -                -               -
                                  ------------------------------------------------------------------------------

Net income before limited partner's
  interest in Operating Partnership  197,034          379,960          269,898          500,186          561,616
Limited partner's interest          (191,615)        (315,490)         (89,950)            -               -
                                  ------------------------------------------------------------------------------
Net income (loss) before
  extraordinary item                   5,419           64,470          179,948          500,186          561,616

Extraordinary item
  Early extinguishment of debt       (17,502)            -                -                -               -

Net income (loss)                 $  (12,083)      $   64,470          179,948       $  500,186       $  561,616
                                  ==========       ==========       ==========       ==========       ==========

Net income before
  extraordinary item per share          0.01             0.11             0.13             0.22             0.25

Extraordinary loss per
  share                                (0.02)            -                -                -               -

Net earnings per share            $    (0.01)      $     0.11       $     0.13       $     0.22       $     0.25
                                  ==========       ==========       ==========       ==========       ==========

Dividends to shareholders         $  267,951       $  256,990       $  557,504       $  898,164       $  898,164
                                  ==========       ==========       ==========       ==========       ==========
Dividends to shareholders
  per share                       $     0.30       $     0.40       $     0.40       $     0.40       $     0.40
                                  ==========       ==========       ==========       ==========       ==========

Average number of shares
  outstanding                        869,481          593,618        1,393,761        2,245,411        2,245,411
                                  ==========       ==========       ==========       ==========       ==========
-----------------------------------------------------------------------------------------------------------------

                                       12

Item 6.  Selected Financial Data continued

--------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
------------------
Real estate before accumulated
  depreciation                          $28,271,530      $ 19,186,022     $18,903,767  $18,762,887      $18,462,902
Real estate after accumulated
  depreciation                          $24,094,923      $ 13,995,197     $14,205,658  $14,545,188      $14,707,890
Total assets                            $35,567,317      $ 16,692,560     $15,323,315  $15,941,683      $16,270,149
Mortgage loan payable                   $19,415,644      $  1,346,750     $ 1,374,751  $ 1,400,259      $ 1,423,492
Limited partner's interest in
  consolidated Operating Partnership    $ 9,241,509      $  9,560,913     $10,309,316  $     -          $     -
Shareholders' equity                    $ 3,814,901      $  5,242,935     $ 3,289,520  $14,227,102      $14,625,080
Other Data
Funds from operations
   for the Operating Partnership (1)    $   823,266      $    872,676     $   750,308  $     -          $     -
Funds from operations
    for the Company (1)                 $   211,394      $    196,276     $   477,324  $   962,873      $   998,355
Total properties square feet                483,710           297,977         297,977      297,977          297,977
Total properties percent leased                  83%               92%             95%          98%              89%
--------------------------------------------------------------------------------------------------------------------

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

         The Company owns office, office/warehouse, and retail properties in four U.S. cities. The Company's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of December 31, 2000, the combined lease occupancy of the Company's three office properties (Corporate Center East, Southpoint Parkway Center and Broadbent Business Center) was approximately 83%. The Company's fourth property, a 50% interest in The Point Shopping Center, is currently undergoing a redevelopment, including construction of a new 54,000 square foot Giant Food store, the elimination of approximately 100,000 square feet of internal mall area, and construction of a number of new stores. Upon completion, expected in September 2001, the center will measure approximately 260,000 rentable square feet and will be approximately 88% occupied. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

2000 Compared to 1999

The Company's net income before extraordinary items for the year ended December 31, 2000 was $5,419 ($.01 per share) compared to $64,470 ($.11 per share) for the year ended December 31, 1999 (all per share amounts are on a basic and diluted basis). The decrease in net income from 1999 to 2000 was primarily due to the recognition of the impairment loss on the Bloomington office property and the increase in amortization expense relating to the financing costs incurred to obtain the $10 million line of credit.

Rental income was $3,036,943 in 2000 compared to $2,413,958 in 1999, an increase of $622,985. This increase is attributable to the additional rental income generated by the acquisition of a 50% partnership interest in The Point Shopping Center as of July 1, 2000.

Interest income increased by approximately $150,000 due to the higher cash balance and interest accrued on the reserve accounts associated with the first mortgage loan on The Point Shopping Center.

Property expenses, excluding depreciation, amortization and interest expense increased from $970,741 in 1999 to $1,162,589 in 2000, an increase of approximately $192,000. This increase is due to the additional expenses generated by the acquisition of The Point Shopping Center.

Other administrative expenses increased from $343,901 in 1999 to $344,661 in 2000. Administrative costs of $344,661 in 2000 consisted of approximately $80,000 for accounting fees, $62,000 for professional fees, $37,000 for legal fees, $36,000 for printing, $36,000 for mailing, $22,500 for disposition fees, $21,000 in unamortizable loan fees, $10,000 in business travel and $40,000 for other corporate expenses such as state taxes, NASDAQ costs and fees associated with memberships in professional organizations.

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

         Other income increased by $75,000 due to termination fees received from a vacating tenant at Corporate Center East.

         Interest income decreased by approximately $33,000 due to the lower cash balance and the liquidation in March 1998 of the mortgage receivable formerly with Life Investors.

         Property expenses, excluding depreciation, increased from $896,953 in 1998 to $970,741 in 1999, an increase of 8%. This was due to an increase in property administrative expenses resulting from increased legal expense at Broadbent Business Center because of short term lease preparations and renewals. Repairs and maintenance increased at Southpoint and Germantown.

         Other administrative expenses decreased from $587,684 in 1998 to $343,901 in 1999. This decrease was attributable to legal and consulting fees in 1998, which were not present in 1999. The 1998 expenses relate primarily to the April 1998 tender offer, the Company's subsequent reorganization, and the creation of the Operating Partnership structure. Administrative costs of $343,901 consisted of approximately $100,000 in legal, $100,000 in financial advisory fees, $67,000 in accounting and $77,000 in printing, mailing and other corporate expenses.

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

The following table presents the Operating Partnership's FFO calculation for the years ended December 31,

                                                      2000              1999
                                                  ------------------------------
Net earnings before limited partner's
  interest in Operating Partnership               $   197,034          $379,960
                                                  ------------------------------
Less:
  Limited partner's interest in the
     Operating Partnership                            191,615           315,490
                                                  ------------------------------
Net income available to common shareholders             5,419            64,470

Adjustment for funds from operations

Add:
  Limited partner's interest in the
     Operating Partnership                            191,615           315,490
Depreciation                                          520,934           492,716
Impairment loss                                       203,979
Loss:
Gain on Sale of real estate                           (91,012)
Minority Interest                                    (  7,669)
                                                  ------------------------------
Basic and diluted funds from operations           $   823,266          $872,676
                                                  =============================

Weighted average shares/units outstanding (1)       2,572,781         2,296,918
                                                   =============================


(1) Assumes conversion of limited partnership Units of the Operating Partnership; reflects the issuance of 400,000 new shares of Common Stock on November 15, 1999 and the repurchase of 150,000 shares of common stock on November 22, 2000 and repurchase of 100,000 shares of common stock on December 14, 2000.

Note:  The Operating Partnership was formed in June 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table represents the Company's FFO calculation for the years ended December 31,

                                                      2000              1999
Net earnings before limited partner's
  interest in Operating Partnership                 $197,034          $379,960
                                                    --------------------------
Less:
Limited partner's interest in the
  Operating Partnership                              191,615           315,490
                                                    --------------------------
Net income available to common shareholders            5,419            64,470

Adjustment for funds from operations

Add:
Depreciation                                         150,498           131,806
Impairment loss                                       70,026              -
Less:
Minority interest                                     (2,216)             -
Gain on sale of real estate                          (26,293)
                                                    --------------------------
Basic and diluted funds from operation               197,434           196,276
                                                    ==========================
Weighted average share/units outstanding (1)         869,481           593,618
                                                    ==========================

(1) Assumes conversion of limited partnership Units of the Operating Partnership; reflects the issuance of 400,000 new shares of Common Stock on November 15, 1999 and the repurchase of 150,000 shares of common stock on November 22, 2000 and repurchase of 100,000 shares of common stock on December 14, 2000.

Liquidity and Capital Resources

The Company's capital resources consist of its current equity in real estate investments (carrying value less mortgage indebtedness). The Company maintains the real estate in good condition and provides adequate insurance coverage.

Real estate before deduction for accumulated depreciation equals $11.80 per share/OP Unit based on shares/OP Units outstanding as of 12/31/00. Real Estate at cost, less accumulated deductions for depreciation equals $10.06 per share/OP Unit on shares/OP Units outstanding as of 12/31/00.

The Company's rental revenues for 2000 were $3,036,943. The rental revenues for 2001 are expected to increase by approximately $825,000 to $3,861,943 reflecting fairly conservative estimates for leasing current and expected vacancies during the year. As a result, vacancy at the end of 2001 is expected to decrease from approximately 94,000 square feet to 65,000 square feet. The leasing time-table, between getting a lease signed, building-out the space and the tenant taking possession, varies depending on the market in the geographic location of the property. Exclusive of The Point Shopping Center, management estimates that the Company will incur approximately $427,000 in tenant improvement and leasing costs to lease-up vacancies during 2001. Despite the increase in tenant improvement and leasing costs, liquidity is considered sufficient to meet current obligations, which include capital expenditures, and is represented by cash and cash equivalents of $841,111 as of December 31, 2000. Tenant improvement and leasing costs for The Point Shopping Center are being funded by the new $17,900,000 mortgage loan and approximately $1,550,000 equity described in Item 2 above.

         Net cash provided by operating activities, as shown in the Statements of Cash Flows, was $995,246 for the year ended December 31, 2000. The major uses of cash in 2000 were dividends to shareholders and distributions to the limited partner of the Operating Partnership totaling $511,019, and capital expenditures of $2,066,268 ($10,754 at Corporate Center East, $57,091 at Broadbent, $38,405 at Southpoint and $1,960,018 at The Point (such capital expenditure at The Point was funded from the proceeds of the mortgage loan described above). The Board

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


of Directors continues to closely monitor occupancies, leasing activity, overall Company operations, and liquidity in determining quarterly dividends.

         The Company's debt service commitments for the mortgage loan payable are described in Note 6 to the Financial Statements.

Inflation

         Low to moderate levels of inflation during the past several years have favorably impacted the Company's operations by stabilizing operating expenses. At the same time, low inflation has had the indirect effect of reducing the Company's ability to increase tenant rents. The Company's properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. These factors, in the long run, are expected to result in more attractive returns from the Company's real estate portfolio as compared to short-term investment vehicles.


Item 7(a).  Quantitative and Qualitative Disclosures about Market Risk

         The Company uses an interest rate cap to reduce the Company's exposure to interest rate fluctuations on a certain variable rate loan. The intention is for the cap agreement to be held to maturity and the company does not use derivative financial instruments for trading purposes.

         The Company is exposed to changes in interest rates primarily from its floating debt arrangements. The Company's primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the variability that floating rate interest fluctuations could have on cash flow. In November 2000, The Company through a subsidiary it controls, entered into an interest rate cap agreement effective December 1, 2000 with a financial institution for a notional amount of $17,900,000 to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge has a 7.5% fixed rate and expires on June 1, 2002.

         Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or on the financial position of the Company.

         The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at December 21, 2000.

                                            Expected Maturity Date

                                    2001       2002        2003      Total            FMV
-------------------------------------------------------------------------------------------------------------------
         Variable Rate Debt:           -    $19,415,644     -0-    $19,415,644      $19,415,644
         Average Interest Rate      9.656%        9.656%   9.656%

Item 8.  Financial Statements and Supplemental Data


                                                                        Page
                                                                        ----

Report of Independent Auditors...................................       F-1
Consolidated Balance Sheets as of December 31, 2000 and
      December 31, 1999..........................................       F-2
Consolidated Statements of Income for the years ended
      December 31, 2000, 1999 and 1998...........................       F-3
Consolidated Statements of Stockholder's Equity for the years
      ended December 31, 2000, 1999 and 1998.....................       F-4
Consolidated Statements of Cash Flows for the years ended
      December 31, 2000, 1999 and 1998...........................       F-5
Notes to Financial Statements....................................       F-6

Report of Independent Auditors


The Board of Directors and Shareholders
Cedar Income Fund, Ltd.


         We have audited the accompanying consolidated balance sheets of Cedar Income Fund, Ltd. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Income Fund, Ltd. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                          /s/ Ernst & Young, LLP
                                          --------------------------------------

New York, NY
February 28, 2001

Cedar Income Fund, Ltd.
Balance Sheets

                                                                     December 31,              December 31,
                                                                         2000                      1999
                                                                         ----                      ----
Assets
Real estate
  Land                                                               $ 5,681,696              $ 4,144,705
  Buildings and improvements                                          22,589,834               15,041,317
                                                                     -----------              -----------
                                                                      28,271,530               19,186,022
  Less accumulated depreciation                                       (4,176,607)              (5,190,825)
                                                                     -----------              -----------
  Real estate                                                         24,094,923               13,995,197

Real estate held for sale                                              1,850,000                    -
Cash and cash equivalents                                                841,111                2,298,334
Restricted cash                                                        7,298,671                    -
Rents and other receivables                                              211,685                   98,629
Deferred financing costs, net                                            831,128                    -
Deferred legal, net                                                       98,833                    -
Prepaid expenses, net                                                    100,720                  101,892
Deferred lease commissions                                                79,960                  122,944
Due from co-tenancy partner                                                 -                      56,993
Deferred rental income                                                    43,762                   12,312
Taxes held in escrow                                                     152,963                    6,259
                                                                     -----------              -----------

Total Assets                                                         $35,603,756              $16,692,560
                                                                     ===========              ===========
Liabilities and Shareholders' Equity
Liabilities
  Mortgage loan payable                                              $17,900,000              $ 1,346,750
  Line of credit                                                       1,515,644                    -
  Accounts payable and accrued expenses                                  670,351                  365,790
  Due to co-tenancy partner                                                -                       46,158
  Security deposits                                                       66,980                   87,919
  Advance rents                                                          103,261                   42,095
                                                                     -----------              -----------
Total Liabilities                                                     20,256,236                1,888,712

Minority interest                                                      2,291,110                    -
Limited partner's interest in consolidated
     operating partnership                                             9,241,509                9,560,913


Shareholders' Equity
  Common stock ($.01 par value                                             -                        -
  50,000,000 shares authorized, 692,111
  and 942,111 shares outstanding, as of
  12/31/2000 and 1999 respectively)                                        6,921                    9,421
   Additional paid-in-capital                                          3,807,980                5,233,514
                                                                     -----------              -----------
Total Shareholders' Equity                                             3,814,901                5,242,935
                                                                     -----------              -----------
Total Liabilities and Shareholders' Equity                           $35,603,756              $16,692,560
                                                                     ===========              ===========


See the accompanying notes to financial statements

Cedar Income Fund, Ltd.
Statements of Operations

--------------------------------------------------------------------------------------------------------------------------
                                                                              Years ended December 31,
                                                                    2000                1999              1998
--------------------------------------------------------------------------------------------------------------------------
Revenue
 Rents                                                           $3,036,943          $2,413,958         $2,505,372
 Other                                                                 -                 75,000             -
 Interest                                                           178,838              26,329             59,653
                                                                 ----------          ----------         ----------
                                                                  3,215,781           2,515,287          2,565,025
Expenses
  Property expenses
         Payroll                                                     23,966               -                 -
         Real estate taxes                                          308,386             258,597            262,761
         Repairs and maintenance                                    247,896             273,253            252,320
         Utilities                                                  235,740             167,886            163,279
         Management fees                                            127,826             124,358            126,520
         Insurance                                                   36,385              21,764             18,336
         Other                                                      182,390             124,883             73,737
                                                                 ----------          ----------         ----------

  Property expenses, excluding depreciation                       1,162,589             970,741            896,953
         Depreciation                                               520,934             492,716            480,410
         Amortization                                               100,575                -                  -
                                                                 ----------          ----------         ----------

  Total property expenses                                         1,784,098           1,463,457          1,377,363
  Interest                                                          604,182             127,700            130,197
  Administrative fees                                                97,872             102,397             99,180
  Directors' fees and expenses                                       82,636              97,872            100,703
  Other administrative                                              344,661             343,901            587,684
                                                                 ----------          ----------         ----------
                                                                  2,913,449           2,135,327          2,295,127
                                                                 ----------          ----------         ----------

Net income before minority interest                                 302,332             379,960            269,898

Minority interest                                                     7,669               -                 -
                                                                 ----------          ----------         ----------
Net income before loss on impairment
  and gain on disposal                                              310,001             379,960            269,898
Loss on impairment                                                 (203,979)              -                 -
Gain on disposal                                                     91,012               -                 -
                                                                 ----------          ----------         ----------

Net income before limited partner's
  interest in operating partnership                                 197,034             379,960            269,898
Limited partner's interest                                         (191,615)           (315,490)           (89,950)
                                                                 ----------          ----------         ----------
Net income before extraordinary item                                  5,419          $   64,470         $  179,948

Extraordinary item
Early extinguishment of debt                                        (17,502)              -                   -
                                                                 ----------          ----------         ----------
Net (loss) income                                                $  (12,083)         $   64,470         $  179,948
                                                                 ==========          ==========         ==========

Net earnings  before extraordinary item
  per share                                                            0.01                0.11               0.13
Extraordinary loss per share                                          (0.02)              -                   -
Net (loss) earnings per share                                         (0.01)               0.11               0.13

Basic and diluted net income per share                           $    (0.01)         $      .11         $      .13
                                                                 ==========          ==========         ==========
Dividends to shareholders                                        $  267,951          $  256,990         $  557,504
                                                                 ==========          ==========         ==========
Dividends to shareholders per share                                    0.30          $      .43         $      .40
                                                                 ==========          ==========         ==========
Average number of shares outstanding                                869,481             593,618          1,393,761
                                                                 ==========          ==========         ==========


See the accompanying notes to financial statements.

Cedar Income Fund, Ltd.
Statements of Shareholders' Equity

-------------------------------------------------------------------------------------------------------------------------------
                                                         Years ended December 31, 2000, 1999, and 1998
-------------------------------------------------------------------------------------------------------------------------------
                                                              Additional           Undistributed          Total
                                        Common                 Paid-In                 Net             Shareholders'
                                         Stock                 Capital               Earnings             Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998             $2,245,411             $11,981,691             $    -             $14,227,102
Net earnings                               -                       -                    179,948              179,948
  Dividends to shareholders                -                     (377,556)             (179,948)            (557,504)
  Change in par value                    (536,690)                536,690                  -                    -
  Cancelled shares                     (1,703,300)              1,703,300                  -                    -
  Limited partner's interest in
    Operating Partnership                  -                  (10,560,026)                 -            ( 10,560,026)
                                       ----------             -----------             ---------          -----------


Balance at December 31, 1998                5,421               3,284,099                  -               3,289,520
                                       ==========             ===========             =========          ===========

Net Earnings                               -                                             64,470               64,470
Dividends to shareholders                  -                     (192,520)              (64,470)            (256,990)
Sale of additional shares                   4,000               2,141,935                  -               2,145,935
                                       ----------             -----------             ---------          -----------

Balance at December 31, 1999             $  9,421              $5,233,514             $    -             $ 5,242,935
                                       ==========             ===========             =========          ===========
Net earnings                               -                                            (12,083)             (12,083)
Dividends to shareholders                  -                     (280,034)               12,083             (267,951)
Treasury stock                             (2,500)             (1,145,500)                 -              (1,148,000)
                                       ----------             -----------             ---------          -----------
Balance at December 31, 2000               $6,921              $3,807,980             $    -             $ 3,814,901
                                       ==========             ===========             =========          ===========

See the accompanying notes to financial statements.

Cedar Income Fund, Ltd.
Statements of Cash Flow

                                                                              Years ended December 31,
                                                                    2000              1999             1998
-----------------------------------------------------------------------------------------------------------------------
Operating Activities
Net (loss) income                                             $   (12,083)         $  64,470      $    179,948
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
  Gain on sale of real estate                                     (91,012)             -                  -
  Loss on real estate impairment                                  203,979              -                  -
  Minority interest                                                 7,669              -                  -
  Limited partner's interest in operating partnership             191,615            315,490            89,950
  Depreciation and amortization                                   621,509            496,992           483,161
  (Increase) decrease in deferred rental receivable               (31,450)             9,188           (21,500)
Changes in operating assets and liabilities:
  (Increase)decrease in rent and other receivable                (113,056)             9,567            22,419

  Decrease in interest receivable                                    -                 -                 3,881

  Decrease  (increase) in prepaid expenses                          1,172              1,115              (410)
  (Increase) decrease in deferred lease commissions               (32,016)             8,406            33,477
  (Increase) decrease in tax held in escrow                      (146,704)             3,550             6,087
  Increase in accounts payable and accrued expenses               304,561            193,432            10,038
  Decrease (increase) in amounts
         due from co-tenancy partner                               56,993              4,330           (61,323)
  (Decrease) increase in due to co-tenancy partner                (46,158)              (412)          (16,000)
  Security deposits collected, net                                (20,939)             3,453             4,381
  Decrease (increase)  in advance rents                            61,166             (4,239)           36,986
                                                              -----------          ---------      ------------
Net cash provided by operating activities                         995,246          1,105,342           771,095
                                                              -----------          ---------      ------------

Cash Flow from Investing Activities
  Increase in deferred legal                                      (98,833)             -                  -
  Acquisition of The Point                                     (1,916,559)             -                  -
  Proceeds on sale of Germantown                                2,982,641              -                  -
  Increase in restricted cash                                  (7,298,670)             -                  -

  Capital expenditures                                         (2,066,268)          (282,255)         (140,880)
  Sale and collection of mortgage loan receivable                    -                 -               564,437
                                                              -----------          ---------      ------------
Net cash (used in) provided by in investing activities         (8,397,689)          (282,255)          423,557
                                                              -----------          ---------      ------------

Cash Flow from Financing Activities
Principal portion of scheduled mortgage payments               (1,346,750)           (28,001)          (25,508)
Dividends paid                                                   (267,951)          (256,990)         (557,504)
Distributions to limited partner                                 (511,019)          (681,681)         (340,660)
                                                                                                          -
Gross proceeds from sale of stock                                    -             1,800,000              -
Costs associated with sale of stock                                  -               (36,277)             -
Proceeds from mortgage                                          8,600,000              -                  -
Increase in deferred financing costs                             (856,704)             -                  -
Proceeds from draw on line of credit                            1,515,644              -                  -
Reacquisition of treasury stock                                (1,148,000)             -                  -
                                                              -----------          ---------      ------------
Net cash provided by (used in)financing activities              5,985,220            797,051          (923,672)
                                                              -----------          ---------      ------------
Net (decrease) increase in cash and cash equivalents           (1,457,223)         1,620,138           270,980
Cash and cash equivalents at beginning of the period            2,298,334            678,196           407,216
                                                              -----------          ---------      ------------
Cash and cash equivalents at end of the period                $   841,111         $2,298,334      $    678,196
                                                              ===========         ==========      ============

Supplemental Disclosure of Cash Activities
Interest paid                                                 $   604,182         $  127,700      $    130,197
                                                              ===========         ==========      ============

Supplemental Disclosure of Non-Cash Financing
Activities
Reallocation of Limited Partner Interest for Sale of
     Shares below book value                                  $      -            $  382,211      $       -
                                                              ===========         ==========      ============
Cancelled shares                                              $      -            $    -          $ (1,703,300)
                                                              ===========         ==========      ============
Decrease in par value from $1 to $.01                         $      -            $    -          $   (506,690)
                                                              ===========         ==========      ============
Recordation of initial Limited
   Partner's Interest                                         $      -            $    -          $(10,560,026)
                                                              ===========         ==========      ============
Assumption of mortgage payable                                $ 9,600,000         $    -          $       -
                                                              ===========         ==========      ============

                                      F-5

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


Note 1 Background, Organization and Reorganization of the Company

         Cedar Income Fund, Ltd. (the "Company") was originally incorporated in Iowa on December 10, 1984 and qualified to operate as a real estate investment trust ("REIT"). Shortly thereafter, the Company's Common Stock was listed on the NASDAQ securities market. In June 1998, the Company was reorganized and included in an "umbrella partnership REIT" structure through the contribution of substantially all of its assets to a limited partnership (the "Operating Partnership") in exchange for the sole general partnership interest and all 2,245,411 limited partnership interests ("Units") of the Operating Partnership . Immediately thereafter, Cedar Bay Company, ("CBC"), a New York general partnership, which, as a result of a tender offer completed in April 1998, became the largest stockholder of the Company, exchanged 1,703,300 shares of Common Stock for 1,703,300 Units owned by the Company. Following these transactions, substantially all of the Company's assets consisted of the controlling general partnership interest of the Operating Partnership and approximately 24% of the Units; substantially all of CBC's assets consisted of 189,737 shares of Common Stock (approximately 35% of the then-issued and outstanding shares of Common Stock) and approximately 76% of the Units.

         As of November 5, 1999, a Subscription Agreement was entered into by and between the Company and Uni-Invest Holdings (U.S.A.) B.V., pursuant to which Uni-Invest Holdings (U.S.A.) B.V. acquired on or about November 15, 1999, through a private placement, 150,000 shares of Common Stock of the Company at $4.50 per share (which price as of such date of issue was higher than the quoted price for such shares on the NASDAQ). As a result of such placement and the other private placements of an additional 250,000 shares of Common Stock, as of November 15, 1999, Uni-Invest Holdings (U.S.A.) B.V. owned approximately 16% of the Common Stock of the Company. CBC's Common Stock ownership was correspondingly reduced from approximately 35% to approximately 20%. Also in accordance with the Subscription Agreement, and pursuant to Board of Directors' approval and shareholders' approval at a special meeting held on February 24, 2000, the Company changed its name to "Uni-Invest (U.S.A.), Ltd." effective as of February 29, 2000. The name of the Operating Partnership was correspondingly changed to "Uni-Invest (U.S.A.) Partnership, L.P." as of that date.

         In addition, the Company, Uni-Invest Holdings (U.S.A.) B.V. and CBC entered into a Stockholders' Agreement effective as of the issuance of stock pursuant to the Subscription Agreement, as further described in the Company's 1999 Annual Report and 10-K.

         The Subscription Agreement, among other things, as further described in the 1999 Annual Report and 10-K, also called for the guaranty by Uni-Invest Holdings

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


Note 1 Background, Organization and Reorganization of the Company (continued)

(U.S.A.) B.V. of the funding on or before May 15, 2000 of $7.5 million in exchange for shares of the Company and/or Units in the Operating Partnership at $4.50 per share/ Unit.

         In the event that funding by Uni-Invest Holdings (U.S.A.) B.V. did not occur, the Company had the right to unwind the entire transaction with Uni-Invest Holdings (U.S.A.) B.V., subject to certain conditions, including but not limited to, the Company's option to repurchase the shares of Common Stock of the Company held by Uni-Invest Holdings (U.S.A.) B.V., to change the name of the Company and the Operating Partnership to eliminate the Uni-Invest name and to remove representatives of Uni-Invest Holdings (U.S.A.) B.V. as directors and officers of the Company. Accordingly, upon notice given on or about August 11, 2000, Uni-Invest Holdings (U.S.A.) B.V. representatives Richard Homburg and Loek Marcus submitted their resignations as members of the Board of Directors and officers of the Company and Lawrence Freeman submitted his resignation as Assistant Secretary effective as of July 31, 2000. In addition, the Company bought back 150,000 shares of the Company's Common Stock from Uni-Invest Holdings (U.S.A.) B.V. at $4.60 per share.

         Effective as of August 3, 2000, the Company changed its name back to Cedar Income Fund, Ltd. Correspondingly, the name of the Operating Partnership was changed back to Cedar Income Fund Partnership, L.P. The Company's NASDAQ stock market symbol was changed back to "CEDR" as of August 7, 2000.

         Further, and in addition to the "unwind" provisions outlined in the Subscription Agreement, the Company agreed to repurchase, or arrange for the purchase by others, of a total of 100,000 shares of stock in the Company proportionately (40%) from each of seven shareholders introduced by Uni-Invest Holdings (U.S.A.) B.V. at the same price per share and upon the same conditions as the repurchase of shares of the Company from Uni-Invest Holdings (U.S.A.) B.V. Such repurchase of shares was completed by December 2000. The Company also undertook to register the remaining 150,000 shares of stock in the Company owned by such seven shareholders and to use its best efforts to purchase or find replacement purchasers for the remaining 150,000 shares owned by such seven shareholders at the same price per share described above, subject to the NASDAQ and SEC rules. The Company and Uni-Invest Holdings (U.S.A.) B.V. exchanged mutual releases against any claims either may have had against each other arising prior to July 31, 2000.

         On May 11, 2000, pursuant to the provisions of a "buy-sell" provision in its tenancy-in-common agreement with Life Investors Insurance Company of America ("Life Investors"), an affiliate of the Company's former management company and advisor, the Company sold an undivided 50% interest in Germantown Square, a 74,267 s.f. retail property to Life Investors for $3,000,000. As of July 1, 2000, the Company, through its Operating Partnership, invested a substantial portion of the proceeds from such sale for the purchase of a 50% sole general partnership interest in The Point Shopping Center in Harrisburg, Pennsylvania ("The Point") for approximately $2.1 million over then-existing indebtedness of $9.3 million plus closing costs of approximately $385,000. That property interest was purchased from an affiliate of CBC, which

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


Note 1 Background, Organization and Reorganization of the Company (continued)

owns the balance as a limited partner, after receipt by the Company of a "fairness opinion" with respect to the terms of such purchase.

         On May 10, 2000, the Company obtained a $10 million line of credit from a national commercial bank secured by first mortgage liens on properties of the Operating Partnership. The first drawdown in the amount of $1,515,644 was used to retire the then-existing first mortgage on the Company's Utah property and to pay related loan closing costs.

         The Company continues to operate as a real estate investment trust ("REIT"). To qualify as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended, and Regulations thereto, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company's objectives are to provide to its shareholders a professionally managed, diversified portfolio of commercial real estate investments which will provide the best available cash flow and present an opportunity for capital appreciation.

         The Company's shares are traded on the NASDAQ (Small Cap Market) under the symbol "CEDR".

         The Company, through its Operating Partnership, owns and operates three office properties aggregating approximately 224,000 square feet, located in Jacksonville, Florida, Salt Lake City, Utah and Bloomington, Illinois; and a 50% sole general partnership interest in a 260,000 square foot shopping center property located in Harrisburg, Pennsylvania.

         The Company has retained brokerage companies to explore the sale of its office properties in Jacksonville, Florida, Salt Lake City, Utah and Bloomington, Illinois to qualified purchasers.

         Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

         Cedar Bay Realty Advisors, Inc. ("CBRA") serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company on terms substantially similar to the terms of that agreement previously in effect between the Company and AEGON USA Realty Advisors, Inc. ("AEGON") of Cedar Rapids, Iowa, which served as investment advisor to the Company from formation until April 3, 1998. Brentway Management LLC ("Brentway" and/or "Property Manager"), a New York limited liability company provides property management services for the Company's properties pursuant to a Management Agreement with the Company on substantially the same terms as the agreement previously in effect with AEGON. Brentway and CBRA are both affiliates of CBC, SKR Management Corp. and Leo S. Ullman. Leo S. Ullman is President and Chairman of the Board of the Company. The terms of the Administrative and Advisory Agreement and Management Agreement are further discussed in Note 6.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000



Note 1 Background, Organization and Reorganization of the Company (continued)


         CBRA agreed to defer until termination of its services as investment advisor to the Company, any acquisition fees to which it would otherwise be entitled with respect to the acquisition by the Company or the Operating Partnership of the 50% general partnership interest in The Point Shopping Center property from CBC or its affiliates, described above.


Note 2.  Description of Business and Significant Accounting Policies

Consolidation Policy and Related Matters

         The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of December 31, 2000. All significant intercompany balances and transactions have been eliminated in consolidation.

         As the Company owns the sole general partnership interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of December 31, 2000.

         The Company owns the sole general partnerships interest in The Point Shopping Center Associates, L.P. The Point is consolidated with the Company in the accompanying financial statements, as of December 31, 2000.

         The limited partner's interest as of December 31, 2000 (currently owned entirely by CBC) represents approximately a 71% limited partnership interest in the equity of the Operating Partnership.

         Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or losses and distributions of the Operating Partnership.

         The minority interest represents the limited partner's 50% interest in The Point Shopping Center.

         As described in Note 1, approximately 20% of The Point Shopping Center is under redevelopment. Therefore 20% of the operating costs and related mortgage interest have been capitalized.

         The accompanying financial statements includes the 50% co-tenancy interest in the assets, liabilities and operations of the Germantown retail property, until the date of sale on May 11, 2000.

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

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

Note 2.  Description of Business and Significant Accounting Policies (continued)

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

         Basic and diluted net income per share is based on the weighted average number of shares outstanding (869,481 in 2000, 593,618 in 1999, 1,393,761 in
1998, and 2,245,411 for 1997). Dividends to shareholders per share are based on the actual number of shares outstanding on the respective dates.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

Note 2.  Description of Business and Significant Accounting Policies (continued)


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

Segment Reporting

         In 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations. The Company owns all of the interests in real estate properties through the Operating Partnership. Previously, each of the properties were evaluated on an individual basis. However, due to the numerous changes being made by the Company as discussed in
Note 1, the company has changed the composition of its reportable segments to one segment.

Recent Pronouncements

         In June 1999, the FASB issued Statement No. 137, amending Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which extended the required date of adoption to the years beginning after June 15, 2000. The Company will adopt the new Statement effective January 1, 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

Note 2.  Description of Business and Significant Accounting Policies (continued)

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

Impairment of Long-Lived Assets

The Company's real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. Management during the year ended December 31, 2000 recognized a $203,979 impairment loss related to the Corporate Center East property.

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

Interest Cap: The fair value of the interest rate approximates its carrying value.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

2.       Description of Business and Significant Accounting Policies (continued)

Fair Values of Financial Instruments (continued)

The following sets forth a comparison of the fair values and carrying values of the Company's financial instruments subject to the provisions of Statement of Financial Accounting Standard No. 107:

                                                        2000                            1999
                                            -----------------------------------------------------------------------
                                            Carrying           Fair             Carrying            Fair
                                              Value            Value             Value              Value
         Assets
           Cash and cash equivalents        $841,111         $841,111         $2,298,334        $2,298,334
         Liabilities
           Mortgage loan payable          17,900,000       17,900,000          1,346,750         1,414,160
           Line of Credit                  1,515,644        1,515,644                  -                 -

Note 3.  Real Estate and Accumulated Depreciation

         The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership. In 2000, the Company incurred capital expenditures of $2,066,268. Improvements for new and existing tenants totaled $2,066,268. In 1999 the Company incurred capital expenditures of $282,255 of which $228,572 were improvements for new and existing tenants. Information regarding the Company's investment in each property is presented in the Schedule of Real Estate and Accumulated Depreciation that follows.

Information on Real Estate and Accumulated Depreciation

                                                                                      Gross Amount at Which Carried
                                     Initial Cost to Company                                  December 31, 2000
                              -------------------------------------       ----------------------------------------------------------
Property Description                                                      Subsequent
Name and Location             Amount of                Buildings &           Cost                        Buildings &
of Property                   Encumbrance      Land    Improvements       Capitalized       Land         Improvements       Total
------------------------------------------------------------------------------------------------------------------------------------
Broadbent Business Center                    $595,000   $3,462,950          $650,471        $599,681      $4,108,725      $4,708,406
  Salt Lake City, Utah
  (Office/Service Facility)

Southpoint Parkway Center             --    2,005,495    4,500,000         1,605 664       2,382,059       5,729,099       8,111,158
  Jacksonville, Florida
  (Office/Service Facility)

The Point Shopping Center
Harrisburg, Pennsylvania
(Shopping Center)                           2,700,495   10,800,000         2,541,631       2,700,000      12,752,010      15,452,010

------------------------------------------------------------------------------------------------------------------------------------
                                           $5,300,990  $18,762,950        $4,797,766      $5,681,740     $22,589,834     $28,271,574
                                           ==========  ===========        ==========      ==========     ===========     ===========

                                                                                              Life on Which
Property Description                                                                          Depreciation
Name and Location                                 Accumulated         Date        Date        is Computed
of Property                                       Depreciation        Built       Acquired    (in years)
------------------------------------------------------------------------------------------------------------


Broadbent Business Center                         $1,487,422          1978         3/87         10-40
  Salt Lake City, Utah
  (Office/Service Facility)

Southpoint Parkway Center                          2,550,723          1984         5/86         10-40
  Jacksonville, Florida
  (Office/Service Facility)

The Point Shopping Center
Harrisburg, Pennsylvania
(Shopping Center)                                    138,462          1972         7/00         10-40

------------------------------------------------------------------------------------------------------------
                                                  $4,176,607
                                                  ==========

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

3.  Real Estate and Accumulated Depreciation (continued)

The activity in real estate and related accumulated depreciation for the three-year period ended December 31, 2000 are summarized in the table below.

                                                                 Years ended December 31,
                                                         2000             1999             1998
---------------------------------------------------------------------------------------------------
Cost
     Beginning of year improvements                  19,186,022        $18,903,767      $18,762,887
     Improvement additions                            2,066,268            282,255          140,880
     The Point acquisition                           13,500,000                  -                -
     Impairment loss                                 (2,715,386)                 -                -
     Sale of Germantown                              (3,765,374)
                                                    -----------------------------------------------

     End of year                                    $28,271,530        $19,186,022      $18,903,767
                                                    ===========        ===========      ===========

Accumulated Depreciation
    Beginning of year                                 5,190,825        $ 4,698,109       $4,217,699
    Additions during year depreciation expense          520,934            492,716          480,410
    Impairment property                                (661,407)                 -                -
    Sale of Germantown                                 (873,745)                 -                -
                                                     ----------------------------------------------

    End of year                                      $4,176,607        $ 5,190,825      $4,698,109
                                                     ==========        ===========      ==========

Note 4.  Real Estate Held For Sale

The Company received an offer of $1,850,000 for the sale of this 25,200 s.f. Bloomington, Illinois office facility. The offer was subject to a thirty (30) day purchaser "due diligence" period. If concluded, the sale would have occurred on or before September 1, 2000 and brokerage fee in the amount of $50,000 would have been payable to an outside broker. The proposed purchaser of the subject office facility elected not to proceed with the acquisition. The property then had 3,917 s.f. (16%) vacant and a 8,309 s.f. (33%) tenant in default and in arrears of its rent payments. The property's book value at that time was $2,053,979. In accordance with FASB 121, "Accounting for the impairment of long lived assets to be disposed of", the Company reduced the carrying value of the asset to its estimated fair value. Accordingly, an impairment loss of approximately $204,000 was recorded in the second quarter of 2000. The asset was reclassified to "Real Estate Held For Sale". The Company's intention is again to offer this property for sale.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

Note 5.  Leased Assets

         The Company's properties are leased to tenants under short-term, non-cancelable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are approximately as follows:

                           Year                                   Amount

                           2001                               $ 2,673,000
                           2002                                 2,782,000
                           2003                                 2,291,000
                           2004                                 2,060,000
                           2005                                 1,980,000
                           Thereafter                          17,594,000
                                                              -----------
                                                              $29,383,000
                                                              ===========

         Contingent rentals (expense recoveries) provided by various leases were included in rental income for 2000, 1999 and 1998 in the amounts of $450,470, $253,755 and $281,874 respectively.

         The Company derived approximately 26% or more of its revenue from two major tenants in 2000. Revenues from GSA, a tenant at Southpoint, were $535,198 in 2000. Revenues from Intuition, a tenant at Southpoint, were $233,036 in 2000.

Note 6.  Mortgage Loan Payable

         On October 30, 1992 the Company borrowed $1,500,000 to finance an existing property. The Company paid off the mortgage loan on May 10, 2000 with a drawdown on its commercial bank line of credit. The total due to the mortgagee was $1,358,789 which amount was net of the real estate tax escrow and included accrued interest and a 3% pre-payment penalty of $40,104. Such prepayment penalty along with unamortized loan fees are included in the accompanying Consolidated Statement of Operations as an extraordinary item.

         On July 1, 2000 The Point Shopping Center was encumbered by a first mortgage loan in the amount of $9,300,000. On November 17,2000 The Point Shopping Center increased its first mortgage from $9,300,000 to $17,900,000. The proceeds of which are to be used for the redevelopment of the shopping center. Included in restricted cash are the reserve and escrow accounts associated with the loan. Deferred financing costs of $527,063 are attributable to The Point loan. As a result of the Company has $7,298,671 of cash restricted for interest, taxes and future tenant improvements.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000

Note 6.  Mortgage Loan Payable (continued)

         As discussed in Note 1, the Company has a $10,000,000 line of credit, of which $1,515,644 was outstanding at December 31, 2000. There were $329,641 in deferred financing costs incurred on this loan. Any further draw downs on the line of credit are subject to restrictions which may limit the Company's ability to obtain additional draw downs under the line of credit.

Note 7.  Related Party Transactions

         The Company does not have any employees and has contracted with Cedar Bay Realty Advisors, Inc., a New York corporation ("CBRA") to provide administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement") entered into in April 1998, and amended as of August 21, 2000. CBRA is wholly owned by Mr. Ullman. Mr. Ullman is President and a director of, and Brenda J. Walker is Vice President of, CBRA. Mr. Ullman is President and Chairman of the Company. The term of the amended Advisory Agreement is for five (5) years and is automatically renewed annually thereafter for an additional year subject to the right of a majority of independent directors to cancel the Advisory Agreement upon 60 days written notice.

         Further, such Advisory Agreement may be terminated i) for cause upon not less than sixty (60) day's written notice and ii) by vote of at least 75% of the independent directors at the end of the third or fourth year of such five year term in the event gross assets fail to increase by 15% per annum.

         CBRA has agreed to defer certain acquisition fees to which it may otherwise be entitled with respect to the possible acquisition by the Company or the Operating Partnership of certain properties owned by CBC and/or its affiliates. This includes acquisition fees otherwise payable with respect to the purchase by the Operating Partnership of its 50% interest in The Point Associates, L.P. Further, CBRA has agreed to defer certain fees otherwise payable with respect to the sale of the Operating Partnership's interest in the Germantown property.

         Such deferred acquisition or disposition fees otherwise payable to CBRA will be reduced to 50% if the Administrative Advisory Agreement with CBRA is continued beyond December 31, 2004 and by an additional 10% for each year such agreement remains in effect thereafter.

         Under the Advisory Agreement, CBRA is obligated to: (a) provide office space and equipment, personnel and general office services necessary to conduct the day-to-day operations of the Company; (b) select and conduct relations with accountants, attorneys', brokers, banks and other lenders, and such other parties as may be considered necessary in connection with the Company's business and investment activities, including, but not limited to, obtaining services required in the acquisition, management and disposition of investments, collection and disbursement of funds, payment of debts and fulfillment of obligations of the Company, and prosecuting, handling and settling any claims of the Company; (c) provide property acquisition and disposition services, research, economic and statistical data, and investment and financial advice to the Company; and (d) maintain appropriate legal, financial, tax accounting and general business records of activities of the Company and render appropriate periodic reports to the Directors and stockholders of the Company and to regulatory agencies, including the Internal Revenue Service, the Securities and Exchange Commission, and similar state agencies.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


Note 7. Related Party Transactions (continued)

         CBRA receives fees for its administrative and advisory services as follows: (a) a monthly administrative and advisory fee equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company, plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company; (b) an acquisition fee equal to 5% of the gross purchase price (before expenses and without deducting indebtedness assumed) of any real property acquired during the term of the Advisory Agreement; provided that the total of all such acquisition fees plus acquisition expenses in connection with the purchase of any real property shall be reasonable and shall not exceed 6% of the amount paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses; and (c) a disposition fee equal to 3% of the gross sales price (before expenses but without deducting any indebtedness against the property) of any real property disposed of during the term of the Advisory Agreement; provided that no disposition fee shall be paid unless and until the stockholders have received certain distributions from the Company. In addition, CBRA may receive one-half of the brokerage commission on such a disposition but only up to 3% of the price actually paid for the property, subject to certain limitations. Those fees are essentially the same as those previously applicable under the Administrative and Advisory Agreement between the Company and Aegon U.S.A. Realty Advisors, Inc. "Aegon" from the date of formation until April 3, 1998. The Company paid $97,872 in administrative fees during 2000. A disposition fee for the sale of Germantown in the amount of $22,500 was paid to CBRA during the second quarter of 2000. No incentive or acquisition fees were paid during 2000.

Management Services

         Brentway Management LLC, a New York Limited Liability Company ("Brentway") provides property management and leasing services to the Company's real property pursuant to a Management Agreement entered into in April 1998 (the "Management Agreement"). Brentway is owned by Mr. Ullman and Ms. Walker, who are also Chairman and President of Brentway, respectively. Mr. Ullman is President and Chairman of the Company. The term of the Management Agreement is for one (1) year and is automatically renewed annually for an additional one (1) year subject to the right of either party to cancel the Management Agreement upon 60 days' written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting the Company regarding property operations, and maintenance of insurance. All of the duties of Brentway are to be fulfilled at the Company's expense; provided, however, that the Company is not required to reimburse Brentway for personnel expenses other than for on-site personnel at the properties managed. Brentway receives fees for its property management services as follows: with the exception of The Point Shopping Center, a monthly management fee equal to 5% of the gross income from properties managed and leasing fees of up to 6% of the rent to be paid during the term of the lease procured. In the case of The Point Shopping Center, the monthly management fee is equal to 3% of the gross income and the leasing fees are limited to 4.5% of the rent to be paid during the term of the lease procured.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2000


7.       Related Party Transactions (continued)

Brentway was paid $78,928 in property management fees and no leasing fees in 2000. Leasing fees paid by the Company in 2000 were paid to third parties. Brentway has subcontracted with various local management companies for site management and leasing services for the Company's office properties.

      Schedule of Management, Administrative and Advisory and Leasing Fees

                                                                             Years ended December 31,
                                                                            Jan 1 -                Apr 1 -
                                      2000                   1999       Mar 31, 1998           Dec 31, 1998
                                      ----                   ----       ------------           ------------
Management Fees
AEGON                               $9,118                 $ 18,705         $31,952               $16,440
                                    ======                 =======          =======               =======
Brentway                            $69,611                $ 50,683         $     -               $44,587
                                    =======                ========         =======               =======
Construction Management
Brentway                            $28,239                $      -         $     -               $     -
                                    =======                ========         =======               =======
Leasing Fees
AEGON                               -0-                    $      -         $23,561               $     -
                                    =======                ========         =======               =======
Brentway                            $44,063                $      -         $     -               $     -
                                    =======                ========         =======               =======
Administrative and Advisory
Cedar Bay Realty Advisors, Inc.     $97,872                $ 97,872         $     -               $73,404
                                    =======                ========         =======               =======
AEGON                               $ -0-                  $     -          $25,770               $     -
                                    =======                ========         =======               =======
HVB                                 $ -0-                  $100,000         $     -               $58,808
                                    =======                ========         =======               =======

Legal
Stuart H. Widowski/
     SKR Management Corp.           $33,088                $28,350          $     -               $     -
                                    =======                =======          =======               =======

         Fees of $33,088 were paid to Stuart H. Widowski, Esq., SKR Management Corp.'s in-house counsel and Secretary of the Company, through SKR Management Corp., an affiliate of CBRA, Brentway, CBC and Leo S. Ullman, for legal services provided.

         The fee paid to HVB Capital Markets, Inc. was for services rendered pursuant to a financial advisory agreement terminated as of 12/31/99. Jean Bernard Wurm, a director of HVB, was also a director of the Company prior to 12/31/99.

CEDAR INCOME FUND, LTD.
             Notes to Consolidated Financial Statements (continued)

8.  Selected Quarterly Financial Data (Unaudited)

                                                                            Quarter Ended
                                                 ------------------------------------------------------------------    Year Ended
             Year                                      3/31            6/30           9/30              12/31            12/31
----------------------------------------------------------------------------------------------------------------------------------
                2000
Revenue                                               696,440         600,838        965,963           952,540         3,215,781
Net income (loss)                                      63,575         (55,615)       (28,373)            8,330           (12,083)
Basic and diluted net income per share                  $0.07            (.06)          (.03)              .01              (.01)
----------------------------------------------------------------------------------------------------------------------------------
                1999
Revenue                                              $660,226        $675,946       $605,307          $573,808        $2,515,287
Net income (loss)                                      37,356          19,522          7,733              (141)           64,470
Basic and diluted net income per share                    .07             .04            .01              (.01)              .11
----------------------------------------------------------------------------------------------------------------------------------
                1998
Revenue                                              $670,324        $644,278       $635,612          $614,811        $2,565,025
Net income (loss)                                     175,726          20,686         (8,581)           (7,883)          179,948
Basic and diluted net income per share                    .08             .01           (.02)             (.01)              .13
----------------------------------------------------------------------------------------------------------------------------------

Item 9. Changes in, and Disagreements with Accountants on, Accounting and Financial Disclosure

None.

Part III.

Item 10.  Directors and Executive Officers of the Registrant

         LEO S. ULLMAN, age 61, is President of the Company. He has been Chairman and President of SKR Management Corp. and Chairman of Brentway Management LLC from 1994 through the current date; and President of Cedar Bay Realty Advisors, Inc. since the latter company's formation in January 1998 Mr. Ullman served as Chairman of the Company from April 1998 until November 1999, when he was replaced by Richard Homburg; Mr. Ullman was reelected to the position of Chairman of the Company in December 2000; Mr. Ullman has also been the President and sole director of Selbridge Corp. and Buttzville Corp. (the two former partners of CBC) from 1994 through the current date, as well as President and sole director of Duncomb Corp., Lindsay Management Corp. and Hicks Corp., the partners of CBC as from December 31, 1999. From 1992 through 1995, Mr. Ullman was President of API Management Services Corp. and API Asset Management, Inc. Mr. Ullman has been involved in real estate property and asset management for approximately twenty years. Mr. Ullman has been a member of the New York Bar since 1966. From 1993 until the end of 1998, Mr. Ullman served as "of counsel" to the New York office of the law firm Schnader Harrison Segal & Lewis, LLP.

         J.A.M.H. DER KINDEREN, age 60, was the Director of Investments from 1984 through 1994 for Rabobank Pension Fund, and has been or is Chairman of the Board of the following entities: Noro America Real Estate B.V. (1995-present); Noro Amerika Vast Goed B.V. (1985-present); Mass Mutual Pierson (M.M.P.) (1988-present); and, from 1996 to 2000 , a director of Warner Building Corporation. Mr. der Kinderen became a Director of the Company in 1998.

         EVERETT B. MILLER, III, age 53, is currently the Senior Vice President and Chief Executive Officer of CommonFund Realty, Inc. a regulated investment advisor. Prior to that, starting in March 1997, Mr. Miller was the Senior Vice President and Chief Executive Officer of two finite REITs, Endowment Realty Investors and Endowment Realty Investors II. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior to that, Mr. Miller was employed for twenty years at Travelers Realty Investment Co., at which his last position was Senior Vice President. Mr. Miller became a Director of the Company in 1998.

         BRENDA J. WALKER, age 48, is Vice President of the Company. She has been President of Brentway Management LLC and Vice President of SKR Management Corp. from 1994 through the current date; Treasurer of the Company from April 1998 until November 1999. Vice President of API Management Services Corp. and API Asset Management, Inc. from 1992 through 1995. Ms. Walker has been involved in real estate property and asset management for approximately twenty years. Ms. Walker became Vice President and Director of the Company in 1998.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         The Company believes that during 2000 all of its officers, directors and holders of more than 10% of its Common Stock complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

         The officers and directors of the Company who are affiliated with CBC and the former officers and directors of the Company who were affiliated with Uni-Invest Holdings (U.S.A.) B.V. do not/did not receive any remuneration for their services to the Company other than reimbursement of travel and other expenses incurred in connection with their duties. During 1999, directors not affiliated with CBC and Uni-Invest Holdings (U.S.A.) B.V., Mr. Miller and Mr. der Kinderen, each received an annual fee of $5,000 plus $750 for each board meeting attended.

         The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. As of December 31, 2000, 500,000 of the Company's authorized shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of December 31, 2000, no options have been granted under the Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

         The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding Shares of the Company as of December 31, 2001. Each such owner has sole voting and investment powers with respect to the Shares owned by it.

                                     Number of Shares
Name and Address                    Beneficially Owned       Percent of Class
----------------                    ------------------       ----------------
Cedar Bay Company 1                      1,893,037                  79%
c/o SKR Management Corp.
44 South Bayles Avenue
Port Washington, NY  11050

Security Ownership of Management


-----------------
(1) Represents 189,737 shares of Common Stock and 1,703,300 Units convertible into shares of Common Stock owned by Cedar Bay Company plus 1,200 shares owned personally.

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

         The following table sets forth the number of shares of Common Stock beneficially owned as of, 2000 by each Director and officer and by all Directors and officers as a group (5 persons).


                                    Amount and Nature
Name                             of Beneficial Ownership      Percent of Class
----                             -----------------------      ----------------
Leo S. Ullman(2)                      1,894,237                    79.07%
J.A.M.H. der Kinderen                       200                         o
Everett B. Miller III                       200                         o
Brenda J. Walker                            200                         o
Stuart H. Widowski                          200                         o

Directors and Officers as a group                                   79.07%
  (5 persons)






         All of the shares of Common Stock and all of the Units held by CBC were pledged to its share loan lender as of the closing date of the April 1998 tender offer, at which time CBC became the largest shareholder in the Company. CBC paid-off the share loan in full as of December 23, 1999, thus eliminating any restrictions on CBC's interests.

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

-------------
(2) Mr. Ullman may be deemed to be the beneficial owner of all the shares of Common Stock and Units owned by Cedar Bay Company. Mr. Ullman disclaims beneficial ownership of such securities.

         CBC is a New York general partnership. The Point Associates, L.P. a Pennsylvania limited partnership, and Triangle Center Associates, L.P. a Pennsylvania limited partnership, were the sole partners of CBC during 1998. Until July 1, 2000, The general partner of The Point Associates, L.P. was Selbridge Corp., a Delaware corporation. The general partner of Triangle Center Associates is Buttzville Corp., a Delaware corporation. Until July 1, 2000, Leo
S. Ullman was the sole limited partner in The Point Associates, L.P. Mr. Ullman remains the sole limited partner in Triangle Center Associates, L.P. and is an executive officer and a Director of each of Selbridge Corp. and Buttzville Corp. During March and April 1999 The Point Associates, L.P. and Triangle Center Associates, L.P., respectively transferred their interests in CBC to TPA Ownership L.L.C. ("TPA") resulting in TPA temporarily being sole partner of CBC. Hicks Management Corp. ("Hicks"), Ledford Corp. ("Ledford"), and Thomsville Corp. ("Thomsville") were equal members in TPA. Leo S. Ullman is an executive officer and a Director of each of the aforementioned members of TPA. Effective December 31, 1999 TPA was dissolved and all of the member interests were assigned to Hicks, Ledford, and Thomsville, as general partnership interests, in equal one-third portions. Immediately following and also effective December 31, 1999, each of the aforementioned general partners transferred its one-third general partnership interests to Duncomb Corp., Lindsay Management Corp., and Hicks Corp. The transfer resulted in Duncomb Corp. having a 55% interest, Lindsay Management Corp. a 40% interest, and Hicks Corp., a 5% interest. Mr. Ullman is an executive officer and a director in Duncomb Corp., Lindsay Management Corp., and Hicks Corp.


         CBRA is wholly-owned by Leo S. Ullman. Mr. Ullman is President and a Director of, and Brenda J. Walker is Vice President of, CBRA.

         Brentway Management LLC, a New York limited liability company ("Brentway"), is owned by Mr. Ullman and Ms. Walker. Mr. Ullman is Chairman and Ms. Walker is President of Brentway.

Administrative and Advisory Services

         The Company does not have any employees and has contracted with Cedar Bay Realty Advisors, Inc., a New York corporation ("CBRA") to provide administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement") entered into in April 1998, and amended as of August 21, 2000. CBRA is wholly owned by Mr. Ullman. Mr. Ullman is President and a director of, and Brenda J. Walker is Vice President of, CBRA. Mr. Ullman is President and Chairman of the Company. The term of the amended Advisory Agreement is for five (5) years and is automatically renewed annually thereafter for an additional year subject to the right of a majority of independent directors to cancel the Advisory Agreement upon 60 days written notice.

         Further, such Advisory Agreement may be terminated i) for cause upon not less than sixty (60) day's written notice and ii) by vote of at least 75% of the independent directors at the end of the third or fourth year of such five year term in the event gross assets fail to increase by 15% per annum.

         CBRA has agreed to defer certain acquisition fees to which it may otherwise be entitled with respect to the possible acquisition by the Company or the Operating Partnership of certain properties owned by CBC and/or its affiliates. This includes acquisition fees otherwise payable with respect to the purchase by the Operating Partnership of its 50% interest in The Point Associates, L.P. Further, CBRA has agreed to defer certain fees otherwise payable with respect to the sale of the Operating Partnership's interest in the Germantown property.

         Such deferred acquisition or disposition fees otherwise payable to CBRA will be reduced to 50% if the Administrative Advisory Agreement with CBRA is continued beyond December 31, 2004 and by an additional 10% for each year such agreement remains in effect thereafter.

         Under the Advisory Agreement, CBRA is obligated to: (a) provide office space and equipment, personnel and general office services necessary to conduct the day-to-day operations of the Company; (b) select and conduct relations with accountants, attorneys', brokers, banks and other lenders, and such other parties as may be considered necessary in connection with the Company's business and investment activities, including, but not limited to, obtaining services required in the acquisition, management and disposition of investments, collection and disbursement of funds, payment of debts and fulfillment of obligations of the Company, and prosecuting, handling and settling any claims of the Company; (c) provide property acquisition and disposition services, research, economic and statistical data, and investment and financial advice to the Company; and (d) maintain appropriate legal, financial, tax accounting and general business records of activities of the Company and render appropriate periodic reports to the Directors and stockholders of the Company and to regulatory agencies, including the Internal Revenue Service, the Securities and Exchange Commission, and similar state agencies.

         CBRA receives fees for its administrative and advisory services as follows: (a) a monthly administrative and advisory fee equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company, plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company; (b) an acquisition fee equal to 5% of the gross purchase price (before expenses and without deducting indebtedness assumed) of any real property acquired during the term of the Advisory Agreement; provided that the total of all such acquisition fees plus acquisition expenses in connection with the purchase of any real property shall be reasonable and shall not exceed 6% of the amount paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses; and (c) a disposition fee equal to 3% of the gross sales price (before expenses but without deducting any indebtedness against the property) of any real property disposed of during the term of the Advisory Agreement; provided that no disposition fee shall be paid unless and until the stockholders have received certain distributions from the Company. In addition, CBRA may receive one-half of the brokerage commission on such a disposition but only up to 3% of the price actually paid for the property, subject to certain limitations. Those fees are essentially the same as those previously applicable under the Administrative and Advisory Agreement between the Company and Aegon U.S.A. Realty Advisors, Inc. "Aegon" from the date of formation until April 3, 1998. The Company paid $97,872 in administrative fees during 2000. A disposition fee for the sale of Germantown in the amount of $22,500 was paid to CBRA during the second quarter of 2000. No incentive or acquisition fees were paid during 2000.

Management Services

         Brentway Management LLC, a New York Limited liability company ("Brentway") provides property management and leasing services to the Company's real property pursuant to a Management Agreement entered into in April 1998 (the "Management Agreement"). Brentway is owned by Mr. Ullman and Ms. Walker, who are also Chairman and President of Brentway, respectively. Mr. Ullman is President and Chairman of the Company. The term of the Management Agreement is for one (1) year and is automatically renewed annually for an additional one (1) year subject to the right of either party to cancel the Management Agreement upon 60 days' written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting the Company regarding property operations, and maintenance of insurance. All of the duties of Brentway are to be fulfilled at the Company's expense; provided, however, that the Company is not required to reimburse Brentway for personnel expenses other than for on-site personnel at the properties managed. Brentway receives fees for its property management services as follows: with the exception of The Point Shopping Center, a monthly management fee equal to 5% of the gross income from properties managed and leasing fees of up to 6% of the rent to be paid during the term of the lease procured. In the case of The Point Shopping Center, the monthly management fee is equal to 3% of the gross income and the leasing fees are limited to 4.5% of the rent to be paid during the term of the lease procured.

Brentway was paid $78,928 in property management fees and no leasing fees in 2000. Leasing fees paid by the Company in 2000 were paid to third parties. Brentway has subcontracted with various local management companies for site management and leasing services for the Company's office properties.

Part IV

Item 14. Financial Statements and Schedules, Exhibits Reports on Form 8-K

(a)      List of Documents

1.  Financial Statements.

The following financial statements are included in Item 8:

Consolidated Balance Sheets, December 31, 2000 and 1999.

Consolidated Statements of Operations, Years ended December 31, 2000, 1999, and 1998.

Consolidated Statements of Shareholders' Equity, Years ended December 31, 2000, 1999 and 1998.

Consolidated Statements of Cash Flows, Years ended December 31, 2000, 1999 and 1998.

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

                                            CEDAR INCOME FUND, LTD.

/s/ Leo S. Ullman                           /s/ Brenda J. Walker
-------------------------------             ------------------------------------
Leo S. Ullman                               Brenda J. Walker
President and Chairman                      Vice President and Director
(principal executive officer)               (principal financial officer)



                                            /s/ Ann Maneri
                                            ------------------------------------
                                            Ann Maneri
                                            Controller
                                            (principal accounting officer)


_______________, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

/s/ J.A.M.H. der Kinderen
-------------------------------
J.A.M.H. der Kinderen
Director

/s/ Everett B. Miller, III
-------------------------------
Everett B. Miller, III
Director

______________, 2001

                                  EXHIBIT INDEX
Exhibit
 Item             Title or Description
-------           --------------------

    (3.1)*        Articles of Incorporation.

    (3.2)*        By-laws.

    (3.3)*        Agreement of Limited Partnership for the Operating
                  Partnership.

    (10.1)* Administrative and Advisory Agreement dated April 2, 1998 between Cedar Bay Realty Advisors, Inc. and the Company.

    (10.2)* Management Agreement dated April 2, 1998 between Brentway Management LLC and the Company.

    (10.3)* Financial Advisory Agreement dated June 1, 1998 between BV Capital Markets, Inc. and the Company.
------
* Exhibits filed previously with the registrant's report on Form 10-Q dated June 30, 1998.

(b)      Reports on Form 8-K.
         None

(c)      The required exhibits applicable to this section are listed in
         Item 14(a)3.

(d)      There are no financial statement schedules applicable to this section.