Form 10-Q
period 2001-03-31
CEDAR INCOME FUND LTD /MD/
filed 2001-05-11
CIK 761648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



        Date of Report (Date of earliest event reported): March 31, 2001


                             CEDAR INCOME FUND, LTD.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



    Maryland                         0-14510                   42-1241468
-------------------------------------------------------------------------------
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


-------------------------------------------------------------------------------
(Former name or former address, if changed since last report)

                             Cedar Income Fund, Ltd.

                                      INDEX

Part I.  Financial Information

         Item 1.   Financial Statements

                   Consolidated Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000

                   Consolidated Statements of Shareholders' Equity - March 31, 2001 (unaudited) and December 31, 2000

                   Consolidated Statements of Operations - Three
                   Months Ended March 31, 2001 and 2000 (unaudited)

                   Consolidated Statements of Cash Flow - Three Months Ended March 31, 2001 and 2000 (unaudited)

                   Notes to Consolidated Financial Statements - March 31, 2001 (unaudited)

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

         Item 5.   Other Information

         Item 6.   Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information
Item 1.  Financial Statements (Unaudited)

                             Cedar Income Fund, Ltd.
                           Consolidated Balance Sheets

                                                        March 31,              December 31,
                                                          2001                    2000
                                                       (Unaudited)
                                                      -------------------------------------
Assets
Real Estate
     Land                                             $  5,082,028             $  5,681,696
     Buildings and improvements                         19,622,434               22,589,834
                                                      ------------             ------------
                                                        24,704,462               28,271,530
     Less accumulated depreciation                      (2,809,921)              (4,176,607)
                                                      ------------             ------------
     Real estate                                        21,894,541               24,094,923

Real estate held for sale                                5,060,723                1,850,000
Cash and cash equivalents                                1,072,881                  841,111
Restricted cash                                          5,944,365                7,298,671
Rents and other receivables                                195,303                  211,685
Deferred financing costs, net                              766,091                  831,128
Deferred legal, net                                         61,733                   98,833
Prepaid expenses, net                                       94,671                  100,720
Deferred leasing commissions                                71,187                   79,960
Deferred rental income                                      25,474                   43,762
Taxes held in escrow                                       141,423                  152,963
                                                      ------------             ------------

Total Assets                                          $ 35,328,392             $ 35,603,756
                                                      ============             ============

Liabilities and Shareholders' Equity
Liabilities
     Mortgage loan payable                            $ 17,900,000             $ 17,900,000
     Line of credit                                      1,515,644                1,515,644
     Accounts payable and accrued expenses                 409,417                  670,351
     Security deposits                                      72,773                   66,980
     Advance rents                                          67,656                  103,261
                                                      ------------             ------------

Total Liabilities                                       19,965,490               20,256,236
                                                      ------------             ------------

Minority interest                                        2,316,906                2,291,110
Limited partner's interest in consolidated
     Operating Partnership                               9,239,726                9,241,509

Shareholders' Equity
     Common stock ($.01 par value
     50,000,000 shares authorized, 692,111
     shares outstanding                                      6,921                    6,921
     Additional paid-in-capital                          3,799,349                3,807,980
                                                      ------------             ------------
Total Shareholders' Equity                               3,806,270                3,814,901
                                                      ------------             ------------
Total liabilities and Shareholders' Equity            $ 35,328,392             $ 35,603,756
                                                      ============             ============

                             Cedar Income Fund, Ltd.
                 Consolidated Statements of Shareholders' Equity
                                   (Unaudited)

                                                               Additional         Undistributed           Total
                                          Common                Paid-In                Net             Shareholders'
                                          Stock                 Capital               Income              Equity
                                        -----------            -----------            ------            -----------
Balance at December 31, 2000            $     6,921            $ 3,807,980             $--              $ 3,814,901

Net loss                                       --                   (8,631)             --                   (8,631)
                                        -----------            -----------             -----            -----------

Balance at March 31, 2001               $     6,921            $ 3,799,349              --              $ 3,806,270
                                        ===========            ===========             =====            ===========

                             Cedar Income Fund, Ltd.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                             -------------------------------
                                                                               2001                  2000
                                                                              ----                  ----
Revenue
     Rents                                                                   $ 712,208             $ 544,477
     Expense recoveries                                                        163,427               111,415
     Interest                                                                  107,644                40,548
                                                                             ---------             ---------
Total Revenue                                                                  983,279               696,440
                                                                             ---------             ---------

Expenses
     Property expenses:
         Payroll                                                                14,010                  --
         Real estate taxes                                                      91,988                65,930
         Repairs and maintenance                                                87,405                56,588
         Utilities                                                              67,117                38,796
         Management fee                                                         31,918                34,736
         Insurance                                                              10,358                 6,714
         Leasing                                                                21,202                10,246
         Other                                                                  26,432                 3,853
                                                                             ---------             ---------
Property expenses, excluding depreciation                                      350,430               216,863
     Depreciation                                                              130,985               114,829
     Amortization                                                               41,571                  --
                                                                             ---------             ---------
Total property expenses                                                        522,986               331,692
Interest                                                                       377,479                31,507
Administrative fees                                                             24,468                24,468
Directors' fees and expenses                                                    18,086                21,334
Legal and accounting                                                            32,220                21,745
Advisory fee                                                                      --                  25,000
Other administrative                                                            20,605                33,645
                                                                             ---------             ---------
Total Expenses                                                                 995,844               489,391
                                                                             ---------             ---------
Net income (loss) before minority interest                                     (12,565)              207,049
Minority interest share of loss                                                 22,888                  --
                                                                             ---------             ---------
Net income before limited partner's interest
     in Operating Partnership                                                   10,323               207,049
Limited partner's interest                                                     (12,940)             (143,474)
                                                                             ---------             ---------

Net (loss) income before cumulative effect adjustment                           (2,617)               63,575
Cumulative effect of change in accounting principles, net
     of limited partnership share of ($14,723)                                  (6,014)                 --
                                                                             ---------             ---------
Net (loss) income                                                               (8,631)               63,575
                                                                             =========             =========
Net (loss) earnings per share before cumulative effect adjustment            $   (0.01)            $    0.07
Cumulative effect of change in accounting principle                              (0.01)                 --
                                                                             ---------             ---------
Net (loss) earnings per share                                                    (0.02)                 0.07
                                                                             =========             =========
Dividends to shareholders                                                    $     -0-             $  94,211
                                                                             =========             =========
Dividends to shareholders per share                                                -0-                  0.10
                                                                             =========             =========
Average number of shares outstanding                                           692,111               942,111
                                                                             =========             =========

                             Cedar Income Fund, Ltd.
                       Consolidated Statement of Cash Flow
                                   (Unaudited)

                                                                          Three Months Ended
                                                                 -------------------------------------
                                                                 March 31, 2001         March 31, 2000
                                                                 --------------         --------------
Net (loss) income                                                 $    (8,631)            $    63,575
Adjustments to reconcile net (loss) income to net cash
     provided by operating activities:
Cumulative effect of change in accounting principle                     6,014                    --
Minority interest share of loss                                       (22,888)                   --
Limited partner's interest in Operating Partnership                    12,940                  43,474
Depreciation and amortization                                         173,479                 114,835
Decrease in deferred rental receivable                                 18,288                    --

Changes in operating assets and liabilities:
Decrease (increase) in rent and other receivables                      16,382                  (2,619)
Decrease in prepaid expenses                                            6,049                  19,020
Decrease (increase) in deferred leasing commissions                     8,773                    (711)
Income (decrease) in taxes held in escrow                              11,539                    --
Increase (decrease) in accounts payable                                82,096                 (26,338)
Decrease in amounts due from co-tenancy partner                          --                    27,682
Decrease in amounts due to co-tenancy partner                            --                   (39,087)
Security deposits collected, net                                        5,793                   2,002
(Decrease) increase in advance rents                                  (35,605)                 26,592
                                                                  -----------             -----------
Net cash provided by operating activities                             274,229                 328,425
                                                                  -----------             -----------

Cash Flow From Investing Activities
Capital Expenditures                                               (1,053,735)                (35,816)
Decrease in restricted cash                                         1,354,306                    --
Decrease in construction payable                                     (343,030)                   --
                                                                  -----------             -----------

Net cash used in investing activities                                 (42,459)                (35,816)
                                                                  -----------             -----------

Cash Flow from Financing Activities
Principal portion of scheduled mortgage payments                         --                    (7,422)
Dividends paid                                                           --                   (94,211)
Distributions to limited partner                                         --                  (170,446)
Financing costs                                                          --                  (100,000)
Deferred legal costs                                                     --                   (13,234)
                                                                  -----------             -----------
Net cash used in financing activities                                    --                  (385,313)
                                                                  -----------             -----------

Net increase (decrease) in cash and cash equivalents                  231,770                 (92,704)
Cash and cash equivalents at beginning of the period                  841,111               2,298,334
                                                                  -----------             -----------

Cash and cash equivalents at end of the period                    $ 1,072,881             $ 2,205,630
                                                                  ===========             ===========

Supplemental Disclosure of Cash Activities
Interest Paid                                                     $   363,603             $    31,507
                                                                  ===========             ===========

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

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

         Pursuant to certain arrangements by and between the Company and Uni-Invest Holdings (U.S.A.) B.V., as further described in the Company's 1999 and 2000 Form 10-K, the Company undertook to register 150,000 shares of stock in the Company owned by seven shareholders introduced by Uni-Invest Holdings (U.S.A.) B.V., and to use its best efforts to purchase or find replacement purchasers for the remaining 150,000 shares owned by such seven shareholders at the same price per share described above, subject to the NASDAQ and SEC rules. The shares held by such seven shareholders were acquired by Uni-Invest Holdings N.V., an affiliate of Uni-Invest Holdings (U.S.A.) B.V., subsequent to March 31, 2001, and Uni-Invest Holdings N.V. has requested that the Company arrange to register such shares to permit their sale without further restriction.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

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

         The Company continues to operate as a REIT. To qualify as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended, and Regulations thereto, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company's objectives are to provide to its shareholders a professionally managed, diversified portfolio of commercial real estate investments which will provide the best available cash flow and present an opportunity for capital appreciation.

         The Company's shares are traded on the NASDAQ (Small Cap Market) under the symbol "CEDR".

         The Company, through its Operating Partnership, owns and operates four office/retail properties aggregating approximately 484,000 s.f., located in Jacksonville, Florida, Salt Lake City, Utah, Bloomington, Illinois and Harrisburg, Pennsylvania.

         On March 7, 2001, the Company entered into a contract for the sale of the Broadbent Business Center. This transaction is discussed further in Note 4 to the financial statements.

         Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

         Cedar Bay Realty Advisors, Inc. ("CBRA") serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company on terms substantially similar to the terms of that agreement previously in effect between the Company and AEGON USA Realty Advisors, Inc. ("AEGON") of Cedar Rapids, Iowa, which served as investment advisor to the Company from formation until April 3, 1998. Brentway Management LLC ("Brentway" and/or "Property Manager"), a New York limited liability company provides property management services for the Company's properties pursuant to a Management Agreement with the Company on substantially the same terms as the agreement previously in effect with AEGON. Brentway and CBRA are both affiliates of CBC, SKR Management Corp. ("SKR") and Leo S. Ullman. Leo S. Ullman is President and Chairman of the Board of the Company.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 1.  Background, Organization and Reorganization of the Company (Continued)

         The terms of the Administrative and Advisory Agreement and Management Agreement are further discussed in Related Party Transactions below.

         CBRA agreed to defer until termination of its services as investment advisor to the Company, any acquisition fees to which it would otherwise be entitled with respect to the acquisition by the Company or the Operating Partnership of the 50% general partnership interest in The Point Shopping Center property, from CBC or its affiliates, described above and in Note 6 below.

Note 2.  Description of Business and Significant Accounting Policies

Basis of Presentation and Summary of Significant Accounting Policies

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for year ended December 31, 2001.

         The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Consolidation Policy and Related Matters

         The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of March 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

         As the Company owns the sole general partnership interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 2.  Description of Business and Significant Accounting Policies (Continued)

Consolidation Policy and Related Matters (Continued)

March 31, 2001. The limited partner's interest as of March 31, 2001 (currently owned entirely by CBC) represents approximately a 71% limited partnership interest in the equity of the Operating Partnership. The Company owns the sole general partnerships interest in The Point Shopping Center Associates, L.P. The Point is consolidated with the Company in the accompanying financial statements, as of December 31, 2000. The minority interest represents the limited partner's 50% interest in The Point Shopping Center.

         The accompanying 2000 financial statements include its 50% co-tenancy interest in the assets, liabilities and operations of the Germantown property. During the second quarter of 2000, the Company sold its 50% co-tenancy interest in this property.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

         Minimum rental income is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due are included in deferred rental income on the accompanying balance sheets. Contractually due but unpaid rents are included in rents and other receivables on the accompanying balance sheets. Certain lease agreements provide for reimbursement of real estate taxes, insurance, common area maintenance costs and indexed rental increases, which are recorded on an accrual basis.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 2.  Description of Business and Significant Accounting Policies (Continued)

Deferred Costs

         Leasing fees and loan costs are capitalized and amortized over the life of the relevant lease or loan.

Stock Options

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under Financial Accounting Standard Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation, ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options.

         The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. Five Hundred Thousand (500,000) of the Company's authorized shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of March 31, 2001, no options have been granted under the Plan.

Earnings Per Share

         FASB Statement No. 128, "Earnings per Share", ("SFAS 128") was issued and adopted by the Company during 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Since the Company has no potentially dilutive securities outstanding, basic and diluted net income per share in accordance with SFAS 128 are the same and do not differ from amounts previously reported as net income per share (primary earnings per share). Accordingly, basic and diluted net income per share are computed using the weighted average number of shares outstanding during the year.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 2.  Description of Business and Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

         Basic and diluted net income per share are based on the weighted average number of shares outstanding (692,111 for the three months ended March 31, 2001 and 942,111 for the three months ended March 31, 2000). Dividends to shareholders per share are based on the actual number of shares outstanding on the respective dates.

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

Segment Reporting

         In 1997, the FASB issued Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which is effective for fiscal years beginning after December 15, 1997. SFAS 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this standard had no impact on the Company's financial position or results of operations. The Company owns all of the interests in real estate properties through the Operating Partnership. The Company has one segment.

Recent Pronouncements - Change in Accounting Policy

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the changes in fair value of the hedges asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 1, 2001, the hedge was written-down to fair value with a cumulative effect of change in accounting principle adjustment of $6,014, which is net of the operating partnership's share of $14,723.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited


Note 2.  Description of Business and Significant Accounting Policies (Continued)

Recent Pronouncements (Continued)

         In June 1999, the FASB issued Statement No. 137, amending SFAS 133 which extended the required date of adoption to the years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted the new Statement effective January 1, 2001.

Income Taxes

         The Company generally will not be subject to federal income taxes as long as it qualifies as a REIT under Sections 856-869 of The Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements of the Code relating to income and assets. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 90% of its REIT taxable income to maintain qualification as a REIT. As distributions for federal income tax purposes have exceeded REIT taxable income, no federal income tax provision has been made.

Impairment of Long-Lived Assets

         The Company's real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. Management during the quarter ended June 30, 2000 recognized a $203,979 impairment loss related to the Corporate Center East property. No provision was required during the quarter ended March 31, 2001.

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

         Interest Cap: The fair value of the interest rate cap approximates its carrying value.

Note 3.  Real Estate and Accumulated Depreciation

         The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership.

Note 4.  Real Estate Held For Sale

         In 2000 the Company received an offer of $1,850,000 for the sale of this 25,200 s.f. Bloomington, Illinois office facility. The offer was subject to a thirty (30) day purchaser "due diligence" period. If concluded, the sale would have occurred on or before September 1, 2000 and brokerage fees in the amount of $50,000 would have been payable to an outside broker. The proposed purchaser of the subject office facility elected not to proceed with the acquisition. The property then had 3,917 s.f. (16%) vacant and a 8,309 s.f. (33%) tenant in default and in arrears of its rent payments. The property's book value at that time was $2,053,979. In accordance with FASB Statement No. 121, "Accounting for the Impairment of Long Lived Assets to be Disposed Of", the Company reduced the carrying value of the asset to its estimated fair value. Accordingly, an impairment loss of approximately $204,000 was recorded in the second quarter of 2000. The asset was reclassified to "Real Estate Held For Sale". The Company is still actively marketing this property for sale.

         The Company engaged the services of a national brokerage company to assist in seeking to sell Broadbent Business Center. The Company has received

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 4.  Real Estate Held For Sale (Continued)

and accepted an offer to purchase the property for $5,300,000. The property's (depreciated cost basis) book value as of March 31, 2001 is approximately $3,200,000, resulting in an estimated potential gain after certain legal and brokerage fees of approximately $1,800,000. Upon such sale of Broadbent, the Company will be obligated to pay a brokerage commission in the amount of 5% of the sales price. The Contract of Sale was executed by both parties as of March 7, 2001. The closing date is expected to be on or about May 15, 2001. The Company expects to defer recognition of the gain for federal income tax purposes under Section 1031 of the Internal Revenue Code.

Note 5.  Mortgage Loan Payable

         On October 30, 1992, the Company borrowed $1,500,000 to finance an existing property. The Company paid off the mortgage loan on May 10, 2000 with a drawdown on its commercial bank line of credit. The total due to the mortgagee was $1,358,789 which amount was net of the real estate tax escrow and included accrued interest and a 3% pre-payment penalty of $40,104. Such prepayment penalty along with unamortized loan fees were included in the Consolidated Statement of Operations as an extraordinary item.

         On July 1, 2000, The Point Shopping Center was encumbered by a first mortgage loan in the amount of $9,300,000. On November 17, 2000, The Point increased its first mortgage from $9,300,000 to $17,900,000. The proceeds of which are to be used for the redevelopment of the shopping center. Included in restricted cash are the reserve and escrow accounts associated with the loan. Deferred financing costs of $519,774 (net of accumulated amortization) are attributable to The Point loan. As a result, the Company has $5,944,365 of cash restricted for interest, taxes and future tenant improvements.

         As discussed in Note 1, the Company has a $10,000,000 line of credit, of which $1,515,644 was outstanding at March 31, 2001. There were $404,938 in deferred financing costs incurred on this loan. Any further drawdowns on the line of credit are subject to restrictions which may limit the Company's ability to obtain additional drawdowns under the line of credit.

Note 6.  Related Party Transactions

Advisory Services

         The Company does not have any employees and has contracted with Cedar Bay Realty Advisors, Inc., a New York corporation ("CBRA"), to provide administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement") entered into in April 1998, and amended as of August 21, 2000. CBRA is wholly owned by Mr. Ullman. Mr. Ullman is President and a director of, and Brenda J. Walker is Vice President of, CBRA. Mr. Ullman is President and Chairman of the

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 6.  Related Party Transactions (Continued)

Company. The term of the amended Advisory Agreement is for five (5) years and is automatically renewed annually thereafter for additional one-year periods, subject to the right of a majority of independent directors to cancel the Advisory Agreement upon sixty (60) days' written notice.

         Further, such Advisory Agreement may be terminated (i) for cause upon not less than sixty (60) days' written notice and (ii) by vote of at least 75% of the independent directors at the end of the third or fourth year of such five year term in the event gross assets fail to increase by 15% per annum.

         CBRA has agreed to defer certain acquisition fees to which it may otherwise be entitled with respect to the possible acquisition by the Company or the Operating Partnership of certain properties owned by CBC and/or its affiliates. This includes acquisition fees otherwise payable with respect to the purchase by the Operating Partnership of its 50% interest in The Point Associates, L.P. Further, CBRA has agreed to defer certain fees otherwise payable with respect to the sale in 2000 of the Operating Partnership's interest in a property in Germantown, Kentucky, as further described in the Form 10-K for the year 2000.

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

         CBRA receives fees for its administrative and advisory services as follows: (a) a monthly administrative and advisory fee equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company, plus

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 6.  Related Party Transactions (Continued)

1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company; (b) an acquisition fee equal to 5% of the gross purchase price (before expenses and without deducting indebtedness assumed) of any real property acquired during the term of the Advisory Agreement; provided that the total of all such acquisition fees plus acquisition expenses in connection with the purchase of any real property shall be reasonable and shall not exceed 6% of the amount paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses; and (c) a disposition fee equal to 3% of the gross sales price (before expenses but without deducting any indebtedness against the property) of any real property disposed of during the term of the Advisory Agreement; provided that no disposition fee shall be paid unless and until the stockholders have received certain distributions from the Company. In addition, CBRA may receive one-half of the brokerage commission on such a disposition but only up to 3% of the price actually paid for the property, subject to certain limitations. Those fees are essentially the same as those previously applicable under the Administrative and Advisory Agreement between the Company and AEGON U.S.A. Realty Advisors, Inc. ("AEGON") from the date of formation until April 3, 1998. The Company paid $24,468 in administrative fees during the quarter ended March 31, 2001. A disposition fee for the sale of Germantown in the amount of $22,500 was paid to CBRA during the second quarter of 2000. No incentive or acquisition fees were paid during the first quarter of 2001.

Management Services

         Brentway Management LLC, a New York limited liability company ("Brentway"), provides property management and leasing services to the Company's real properties pursuant to a Management Agreement entered into in April 1998 (the "Management Agreement"). Brentway is owned by Mr. Ullman and Ms. Walker, who are also Chairman and President of Brentway, respectively. Mr. Ullman is President and Chairman of the Company. The term of the Management Agreement is for one (1) year and is automatically renewed annually for an additional one (1) year subject to the right of either party to cancel the Management Agreement upon sixty (60) days' written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting the Company regarding property operations, and maintenance of insurance. All of the duties of Brentway are to be fulfilled at the Company's expense, provided, however, that the Company is not required to reimburse Brentway for personnel expenses other than for on-site personnel at the properties managed. Brentway receives fees for its property management services as follows: with the exception of The Point, a monthly management fee equal to 5% of the gross income from properties managed and leasing fees of up to 6% of the rent to be paid during the term of the lease procured. In the case

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                    Unaudited

Note 6. Related Party Transactions (Continued)

of The Point, the monthly management fee is equal to 3% of the gross income and the leasing fees are limited to 4.5% of the rent to be paid during the term of the lease procured.

         Brentway was paid $21,218 in property management fees and no leasing fees during the first quarter of 2001. Leasing fees paid by the Company during the first quarter of 2001 were paid to third parties. Brentway has subcontracted with various local management companies for site management and leasing services for the Company's office properties.

         Schedule of Management, Administrative and Advisory and Leasing Fees

                                             January 1 -         January 1 -
                                            March 31, 2001      March 31, 2000
                                            --------------      --------------
Management Fees

AEGON                                          $  --                6,556
Brentway                                        21,218             28,180

Leasing Fees
AEGON                                                                 552

Administrative and Advisory
CBRA                                            24,468             24,468
Uni-Invest Holdings (U.S.A.) B.V                  --               25,000

Legal
SKR                                              2,138                525

         Fees of $2,138 were paid to Stuart H. Widowski, Esq., SKR Management Corp.'s in-house counsel and Secretary of the Company, through SKR, an affiliate of CBRA, Brentway, CBC and Leo S. Ullman, for legal services provided.

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the historical financial statements of the Company and related notes.

Results of Operations

         The Company owns office, office/warehouse, and retail properties in four U.S. cities. The Company's properties continue to compete with centers and office buildings of similar size, tenant mix and location. As of March 31, 2001, the combined lease occupancy of the Company's three office properties (Corporate Center East, Southpoint Parkway Center and Broadbent Business Center) was approximately 84%. The Company's fourth property, The Point Shopping Center, is currently undergoing a redevelopment, including construction of a new 54,000 square foot Giant Food store, the elimination of approximately 100,000 square feet of internal mall area, and construction of a number of new stores. Upon completion, expected in September 2001, the center will measure approximately 260,000 rentable s.f. and will be approximately 88% occupied. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

         Rental income for the three months ended March 31, 2001 was $875,635 compared to $655,892 for the corresponding period in 2000. This increase is attributable to the additional rental income generated by the acquisition of The Point as of July 1, 2000, and offset, in part, by the sale of Germantown.

         Interest income increased by approximately $67,000 due to the additional escrow funds made available by the November 2000 mortgage refinancing of The Point.

         Total property expenses, excluding depreciation and amortization, were $350,430 for the three month period ended March 31, 2001, compared to $216,863 for the corresponding period in 2000, an increase of approximately $130,000. This increase is attributable to the additional expenses generated by the acquisition of The Point in July 2000.

         Net loss before cumulative effect adjustment for the three month period ended March 31, 2001 was $(2,617) (($0.01) per share) compared to a net income of $63,575 ($0.07 per share) for the corresponding period in 2000. This decrease is primarily attributable to the increase in interest, amortization, and financing costs associated with the $10 million line of credit and the November 2000 mortgage refinancing of The Point.

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

         The Company's capital resources consist of its current equity in real estate investments (carrying value less mortgage indebtedness). The Company maintains the real estate in good condition and provides adequate insurance coverage. The Company's redevelopment costs for one Pennsylvania Shopping Center are being funded by the Company's existing tenant reserve funds.

         Real estate before deduction for accumulated depreciation equals $10.31 per share/OP Unit based on shares/OP Units outstanding as of March 31, 2001. Real Estate at cost, less accumulated deductions for depreciation equals $9.14 per share/OP Unit on shares/OP Units outstanding as of March 31, 2001.

         The Company's liquidity at March 31, 2001 represented by cash and cash equivalents was $1,072,881 compared to $841,111 at December 31, 2000, an increase of $231,770. This increase is a result of the dividend/distribution suspension in December 2000.

         Net cash provided by operating activities, as shown in the Statements of Cash Flow, was $274,229 for the quarter ended March 31, 2001, compared to $328,425 for the corresponding period in 2000. This decrease of approximately $54,000 is attributable to the decline in net income resulting from expenses relating to the $10 million line of credit.

         The Company has entered into an agreement dated March 7, 2001 to sell the Broadbent Business Center, Salt Lake City, Utah, to Business Property Trust for $5,300,000. In the event that sale is successfully concluded, the Company would expect to receive approximately $4.9 million in net proceeds of sale after payment of closing costs and commissions. Of that amount, the Company would expect to pay off the then-outstanding principal balance of the amounts outstanding under the Company's line of credit with KeyBank in the approximate amount of $1,500,000. Of the then-remaining approximately $3,400,000, the Company would expect to invest approximately $2,000,000-$2,500,000 for the purchase of three shopping centers in Pennsylvania and New Jersey, in accordance with discussions presently pending. The balance of cash received would be expected also to be invested in the acquisition of suitable properties, probably retail properties in the Midlantic area and perhaps Michigan, pursuant to other negotiations presently pending. It is further expected that the sale of the Broadbent Business Center property and the purchase of other properties would be structured in a manner to defer federal and state income taxes on any gain which might otherwise be recognized for tax purposes on the sale of the Broadbent property through the use of escrow mechanisms and otherwise in accordance with the provisions of Section 1031 of the Internal Revenue Code and regulations thereto.

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources (Continued)

         As of January 1, 2001, the Company is required to distribute at least 90% of its "REIT taxable income", as defined in the Internal Revenue Code, to continue qualification as a real estate investment trust. Subject to the current 90% test described above (95% in 2000), as of December 2000, the Board of Directors of the Company voted unanimously to suspend payment of any dividend on shares and distributions on operating partnership units for the four quarterly periods from July 1, 2000 through June 30, 2001. The Company has distributed amounts during the last two calendar years significantly in excess of both distributions required under applicable rules and the Company's net income.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company uses an interest rate cap to reduce the Company's exposure to interest rate fluctuations on a certain variable rate loan. The intention is for the cap agreement to be held to maturity and the Company does not use derivative financial instruments for trading purposes.

         The Company is exposed to changes in interest rates primarily from its floating debt arrangements. The Company's primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the variability that floating rate interest fluctuations could have on cash flow. In November 2000, the Company through a subsidiary it controls, entered into an interest rate cap agreement effective December 1, 2000 with a financial institution for a notional amount of $17,900,000 to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge has a 7.5% fixed rate and expires on June 1, 2002. As of March 31, 2001, the hedge effectively has no value and has been adjusted in accordance with SFAS 133 (See Note 2 to the Consolidated Financial Statements).

                             Cedar Income Fund, Ltd.

         Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or on the financial position of the Company.

         The following table sets forth the Company's long-term debt obligations, principal cash flows by scheduled maturity, weighted average interest rates and estimated fair market value ("FMV") at March 31, 2001.

                             Expected Maturity Date

                                   2001            2002               2003        Total              FMV
-------------------------------------------------------------------------------------------------------------
Variable Rate Debt:                  --         $19,415,644            -0-      $19,415,644       $19,415,644
Average Interest Rate            9.656%              9.656%         9.656%

                             Cedar Income Fund, Ltd.

Part II    Other Information

Item 1.    Legal Proceedings

           None

Item 2.    Changes in Securities and Use of Proceeds

           None

Item 3.    Defaults upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Securities Holders

           None

Item 5.    Other Information

           None

Item 6.    Exhibits and Reports on Form 8-K

           None

                             Cedar Income Fund, Ltd.

                             CEDAR INCOME FUND, LTD.

                                 March 31, 2001

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CEDAR INCOME FUND, LTD.



By: /s/ Leo S. Ullman                          By: /s/ Brenda J. Walker
------------------------------                 -------------------------------
Leo S. Ullman                                  Brenda J. Walker
President                                      Vice President and Director
(principal executive officer)                  (principal financial officer)



                                               By: /s/ Ann Maneri
                                               -------------------------------
                                               Ann Maneri
                                               Controller
                                               (principal accounting officer)


May 11, 2001