Form 10-Q
period 2001-06-30
CEDAR INCOME FUND LTD /MD/
filed 2001-08-14
CIK 761648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



         Date of Report (Date of earliest event reported): June 30, 2001


                             CEDAR INCOME FUND, LTD.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



   Maryland                         0-14510                      42-1241468
--------------------------------------------------------------------------------
(State or other                   (Commission                   (IRS Employer
Jurisdiction of                   File Number)               Identification No.)
Incorporation)


44 South Bayles Avenue, Port Washington, New York                    11050
--------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)



Registrant's telephone number, including area code            (516) 767-6492
--------------------------------------------------------------------------------
(Former name or former address, if changed since last report)

                             Cedar Income Fund, Ltd.


                                      INDEX

Part I. Financial Information

     Item 1. Financial Statements

             Consolidated Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000

             Consolidated Statements of Shareholders' Equity - June 30, 2001 (unaudited) and December 31, 2000

             Consolidated Statements of Operations - Three Months and Six Months Ended June 30, 2001 and 2000 (unaudited)

             Consolidated Statements of Cash Flow - Six Months Ended June 30, 2001 and 2000 (unaudited)

             Notes to Consolidated Financial Statements - June 30, 2001 (unaudited)

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

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

Signatures

Part I.  Financial Information
Item 1.  Financial Statements (unaudited)

                             Cedar Income Fund, Ltd.
                           Consolidated Balance Sheets

                                                               June 30,
                                                                 2001                     December 31,
                                                             (unaudited)                      2000
                                                             -----------                  ------------
Assets
Real Estate
     Land                                                    $ 5,082,028                  $ 5,681,696
     Buildings and improvements                               22,264,798                   22,589,834
                                                             -----------                  -----------
                                                              27,346,826                   28,271,530
     Less accumulated depreciation                            (2,931,445)                  (4,176,607)
                                                             -----------                  -----------
     Real estate                                              24,415,381                   24,094,923
Real estate held for sale                                             --                    1,850,000
Property deposit                                                 350,000                           --
Cash and cash equivalents                                      2,318,724                      841,111
Restricted cash                                                6,645,918                    7,298,671
Rents and other receivables                                      216,975                      211,685
Deferred financing costs, net                                    439,872                      831,128
Deferred legal, net                                               78,775                       98,833
Prepaid expenses, net                                             85,127                      100,720
Deferred leasing commissions                                      27,093                       79,960
Deferred rental income                                            25,474                       43,762
Taxes held in escrow                                             197,708                      152,963
                                                             -----------                  -----------
Total Assets                                                 $34,801,047                  $35,603,756
                                                             ===========                  ===========

Liabilities and Shareholders' Equity
Liabilities
  Mortgage loan payable                                      $17,900,000                  $17,900,000
  Line of credit                                                      --                    1,515,644
  Accounts payable and accrued expenses                          332,849                      670,351
  Security deposits                                               19,832                       66,980
  Advance rents                                                   51,812                      103,261
                                                             -----------                  -----------
Total Liabilities                                             18,304,493                   20,256,236
                                                             -----------                  -----------

Minority interest                                              2,297,039                    2,291,110
Limited partner's interest in consolidated
     Operating Partnership                                    10,058,932                    9,241,509

Shareholders' Equity
     Common Stock ($0.01 par value)
     50,000,000 shares authorized, 692,111
         shares outstanding                                        6,921                        6,921
         Additional paid-in capital                            3,807,980                    3,807,980
         Undistributed net income                                325,682                           --
                                                             -----------                  -----------
Total Shareholders' Equity                                     4,140,583                    3,814,901
                                                             -----------                  -----------
Total Liabilities and Shareholders' Equity                   $34,801,047                  $35,603,756
                                                             ===========                  ===========

           See Accompanying Notes to Consolidated Financial Statements

                             Cedar Income Fund, Ltd.
                 Consolidated Statements of Shareholders' Equity
                                   (unaudited)


                                                     Additional          Undistributed            Total
                                  Common               Paid-In                Net              Shareholders'
                                  Stock                Capital              Income                Equity
                                  ------             ----------          -------------         ------------
Balance at December 31, 2000      $6,921             $3,807,980                   --            $3,814,901

Net income                            --                     --              325,682               325,682
                                  ------             ----------             --------            ----------

Balance at June 30, 2001          $6,921             $3,807,980             $325,682            $4,140,583
                                  ======             ==========             ========            ==========










           See Accompanying Notes to Consolidated Financial Statements

                             Cedar Income Fund, Ltd.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                       Three Months Ended                       Six Months Ended
                                                             June 30,                               June 30,
                                                       2001          2000                       2001        2000
                                                   ---------------------------             ---------------------------
REVENUE
     Rents                                         $  885,012       $  558,240             $ 1,760,647     $ 1,214,132
     Interest                                          80,906           42,598                 188,550          83,146
                                                   ----------       ----------             -----------     -----------
Total Revenue                                         965,918          600,838               1,949,197       1,297,278
                                                   ----------       ----------             -----------     -----------
EXPENSES
    Property expenses:
        Payroll                                        13,417               --                  27,427              --
        Real estate taxes                              83,324           58,824                 175,312         124,754
        Repairs and maintenance                        85,702           58,720                 173,107         115,308
        Utilities                                      51,846           39,924                 118,963          78,720
        Management fee                                 34,254           25,649                  66,172          60,385
        Insurance                                      11,343            5,922                  21,701          12,636
        Leasing                                        20,073           13,638                  41,275          23,884
        Other                                          41,452           14,180                  67,904          18,033
                                                   ----------       ----------             -----------     -----------
Property expenses, excluding depreciation             341,411          216,857                 691,861         433,720

        Depreciation                                  121,524          105,527                 252,509         220,356
        Amortization                                    8,181               --                  53,583              --
                                                   ----------       ----------             -----------     -----------
Total property expenses                               471,116          322,384                 997,953         654,076

Interest                                              303,053           41,158                 666,656          72,665
Administrative fees                                    24,468           24,468                  48,170          48,936
Directors' fees and expenses                           30,084           20,607                  48,936          41,941
Disposition fee                                            --           22,500                      --          22,500
Other administrative                                   42,451          106,101                 108,229         186,491
                                                   ----------       ----------             -----------     -----------
Total Expenses                                        871,172          537,218               1,869,944       1,026,609
                                                   ----------       ----------             -----------     -----------

Net income before minority interest                    94,746           63,620                  79,253         270,669

Minority interest                                     (18,413)              --                   5,929              --
                                                   ----------       ----------             -----------     -----------
Net income before loss on impairment
  and gain/loss on sale                                76,333           63,620                  85,182         270,669
Loss on impairment                                         --         (203,979)                     --        (203,979)
Loss on sale                                         (295,610)              --                (295,610)             --
Gain on sale                                        1,638,416           91,012               1,638,416          91,012
                                                   ----------       ----------             -----------     -----------
Net income before limited partner's interest
  in Operating Partnership                          1,419,139          (49,347)              1,427,988         157,702

Limited partner's interest                         (1,007,040)          11,234              (1,019,980)       (132,240)
                                                   ----------       ----------             -----------     -----------
Net income (loss) before cumulative
  effect adjustment                                   412,099          (38,113)                408,008          25,462
Cumulative effect of change in accounting
  principles, net of limited partner's
  share of ($14,723)                                       --               --                  (6,014)             --
                                                   ----------       ----------             -----------     -----------
Net income (loss) before extraordinary item(s)        412,099          (38,113)                401,994          25,462


Extraordinary items
  Early extinguishment of debt (net of limited
  partner's share of $187,834)                        (76,312)              --                 (76,312)             --

Early extinguishment of debt (net of limited
  partner's share of $32,073)                              --          (17,502)                     --         (17,502)
                                                   ----------       ----------             -----------     -----------
Net income (loss)                                  $  335,787       $  (55,615)            $   325,682     $     7,960
                                                   ==========       ==========             ===========     ===========

Net earnings (loss) per share before cumulative
  effect adjustment                                $     0.60       $    (0.04)            $      0.59     $      0.03
Cumulative change in accounting principle                  --               --                   (0.01)             --
                                                   ----------       ----------             -----------     -----------
Net earnings (loss) per share before
  extraordinary items                                    0.60            (0.04)                   0.58            0.03
Extraordinary loss per share                            (0.11)              --                   (0.11)             --
Extraordinary loss per share                               --            (0.02)                     --           (0.02)
                                                   ----------       ----------             -----------     -----------
Net earnings (loss) per share                      $     0.49       $    (0.06)            $      0.47         $  0.01
                                                   ==========       ==========             ===========     ===========
Dividends to shareholders                                  --           94,211                      --         188,895
                                                   ==========       ==========             ===========     ===========
Dividends to shareholders per share                        --             0.10                      --            0.20
                                                   ==========       ==========             ===========     ===========

Average number of shares outstanding                  692,111          942,111                 692,111         942,111
                                                   ==========       ==========             ===========     ===========

           See Accompanying Notes to Consolidated Financial Statements

                             Cedar Income Fund, Ltd.
                       Consolidated Statement of Cash Flow
                                   (unaudited)

                                                                          Six Months Ended
                                                               ---------------------------------------
                                                               June 30, 2001             June 30, 2000
                                                               -------------             -------------
Net Income
Adjustments to reconcile net income to net cash
     provided by operating activities:                           $  325,682               $     7,960
Limited partner's interest in Operating Partnership               1,019,980                   132,240
Minority interest share of loss                                      (5,929)                      ---
Gain on sale of Broadbent Business Center                        (1,638,416)                      ---
Loss on sale of Corporate Center East                               295,610                       ---
Gain on sale of Germantown Square                                       ---                   (91,012)
Loss on real estate impairment                                          ---                   203,979
Cumulative effect of change in accounting principle                  20,737                       ---
Early extinguishment of debt                                        264,146                    49,575
Depreciation and amortization                                       306,092                   220,356
Decrease in deferred rental receivable                               18,288                     2,156

Changes in operating assets and liabilities:
(Decrease) increase in rent and other receivables                    (5,290)                   13,040
Decrease in prepaid expenses                                         15,593                    52,583
Decrease in deferred leasing commissions                             52,867                    30,997
Decrease (increase) in deferred legal                                20,058                  (114,561)
(Increase) decrease in taxes held in escrow                         (44,745)                    6,259
(Decrease) increase in accounts payable                             (35,614)                  125,570
Decrease in amounts due from co-tenancy partner                         ---                    56,993
Decrease in amounts due to co-tenancy partner                           ---                   (46,158)
Security deposits collected, net                                    (47,148)                   (9,464)
(Decrease) in advance rents                                         (51,449)                   (9,522)
                                                               ------------               -----------
Net cash provided by operating activities                           510,462                   650,035
                                                               ------------               -----------

Cash Flow from Investing Activities
Capital expenditures                                             (3,893,799)                  (41,152)
Decrease in construction payable                                   (343,090)                      ---
Decrease in restricted cash                                         652,753                       ---
Sale of Broadbent Business Center                                 4,839,941                       ---
Sale of Corporate Center East                                     1,722,458                       ---
Sale of Germantown Square                                               ---                 2,982,641
Property deposits                                                  (350,000)               (2,734,951)
                                                               ------------               -----------

Net cash provided by investing activities                         2,628,263                   206,538
                                                               ------------               -----------

Cash Flow from Financing Activities
Payoff of mortgage payable                                              ---                (1,346,750)
Line of credit                                                   (1,515,644)                1,515,644
Dividends paid                                                          ---                  (188,595)
Distributions to limited partner                                        ---                  (340,719)
Financing costs                                                    (145,468)                 (430,001)
                                                               ------------               -----------
Net cash used in financing activities                            (1,661,112)                 (790,421)
                                                               ------------               -----------

Net increase (decrease) in cash and cash equivalents              1,477,613                    66,152
Cash and cash equivalents at beginning of the period                841,111                 2,298,334
                                                               ------------               -----------

Cash and cash equivalents at end of the period                 $  2,318,724               $ 2,363,386
                                                               ============               ===========

Supplemental Disclosure of Cash Activities
Interest Paid                                                  $    666,656               $    72,665
                                                               ------------               -----------

           See Accompanying Notes to Consolidated Financial Statements

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)

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

     Pursuant to certain arrangements by and between the Company and Uni-Invest Holdings (U.S.A.) B.V., as further described in the Company's 1999 and 2000 Form 10-K, the Company undertook to register 150,000 shares of stock in the Company owned by seven shareholders introduced by Uni-Invest Holdings (U.S.A.) B.V., and to use its best efforts to purchase or find replacement purchasers for such 150,000 shares owned by such seven shareholders at the same price per share as the previous repurchase, subject to the NASDAQ and SEC rules. A portion of the shares held by such seven shareholders (60,000 shares) were acquired by Uni-Invest Holdings N.V., an affiliate of Uni-Invest Holdings (U.S.A.) B.V., subsequent to March 31, 2001. As of June 30, 2001, all 150,000 shares have been registered to permit their sale without further restriction.

     Cedar Bay Realty Advisors, Inc. ("CBRA") serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company on terms substantially similar to the terms of that agreement previously in effect between the Company and AEGON USA Realty Advisors, Inc. ("AEGON") of Cedar Rapids, Iowa, which served as investment advisor to the Company from formation until April 3, 1998. Brentway Management LLC ("Brentway" and/or "Property Manager"), a New York limited liability company, provides property management services for the Company's properties pursuant to a Management Agreement with the Company on substantially the same terms as the agreement previously in effect with AEGON. Brentway and CBRA are both affiliates of CBC, SKR Management Corp. ("SKR") and Leo S. Ullman. Leo S. Ullman is President and Chairman of the Board of Directors of the Company.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)

Note 1. Background, Organization and Reorganization of the Company (continued)

     The terms of the Administrative and Advisory Agreement and Management Agreement are further discussed in "Related Party Transactions" below.

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

     The Company, through its Operating Partnership, owns and operates an office property of approximately 79,000 square feet in Jacksonville, Florida and owns a supermarket-anchored shopping center of approximately 260,000 square feet in Harrisburg, Pennsylvania through its 50% general partnership interest in the owning partnership.

     Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

Note 2. Description of Business and Significant Accounting Policies

Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for years ending December 31, 2001.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)

Note 2. Description of Business and Significant Accounting Policies (continued)

Basis of Presentation and Summary of Significant Accounting Policies (continued)

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Consolidation Policy and Related Matters

     The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of June 30, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

     As the Company owns the sole general partnership interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of June 30, 2001. The limited partner's interest as of June 30, 2001 (currently owned entirely by CBC) represents approximately a 71% limited partnership interest in the equity of the Operating Partnership. The Company owns the sole general partnership interests in The Point Associates, L.P., and is consolidated with the Company in the accompanying financial statements as of December 31, 2000. The minority interest represents the limited partner's 50% interest in The Point Shopping Center, Harrisburg, Pennsylvania ("The Point").

     The accompanying 2000 financial statements include the Company's 50% co-tenancy interest in the assets, liabilities and operations of the Germantown Square, Louisville, Kentucky ("Germantown") property. During the second quarter of 2000, the Company sold its 50% co-tenancy interest in this property. The June 30, 2000 Consolidated Statement of Operations reflects the activity of Germantown through May 11, 2000, the date of the sale.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)

Note 2. Description of Business and Significant Accounting Policies (continued)

Stock Options

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for under Financial Accounting Standard Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options.

     The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. Five Hundred Thousand (500,000) of the Company's authorized shares of Common Stock have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options. As of June 30, 2001, no options have been granted under the Plan. See Note 6, "Subsequent Event", for further discussion pertaining to options.

Recent Pronouncements - Changes in Accounting Policy

     FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the changes in fair value of the hedges asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 1, 2001, the hedge was written-down to fair value with a cumulative effect of change in accounting principle adjustment of $6,014, which is net of the Operating Partnership's share of $14,723.

     In June 1999, the FASB issued Statement No. 137, amending SFAS 133, which extended the required date of adoption to the years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted the new Statement effective January 1, 2001. As of June 30, 2001, the hedge has effectively no value and has been adjusted in accordance with SFAS 133.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)

Note 2. Description of Business and Significant Accounting Policies (continued)

Income Taxes

     The Company generally will not be subject to federal income taxes as long as it qualifies as a REIT under Sections 856-869 of The Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements of the Code relating to income and assets. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 90% of its REIT taxable income to maintain qualification as a REIT. Due to the anticipated 1031 exchange relative to the Broadbent property, there is no taxable income; therefore no federal income tax provision has been made.

Impairment of Long-Lived Assets

     The Company's real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. Management during the quarter ended June 30, 2000 recognized a $203,979 impairment loss related to the Corporate Center East - Phase I, Bloomington, Illinois ("Corporate Center East") property. No provision was required during the six months ended June 30, 2001.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)

Note 2. Description of Business and Significant Accounting Policies (continued)

Fair Values of Financial Instruments (continued)

     Mortgage loan payable: The fair value of the mortgage loan payable is estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loans and approximate carrying value.

     Interest cap: The fair value of the interest rate cap approximates its carrying value.

Note 3.  Significant Transactions

     On May 11, 2000, pursuant to the provisions of a "buy-sell" provision in its tenancy-in-common agreement with Life Investors Insurance Company of America ("Life Investors"), an affiliate of the Company's former management company and advisor, the Company sold to Life Investors an undivided 50% interest in Germantown, a 74,267 s.f. retail property for $3,000,000. As of July 1, 2000, the Company, through its Operating Partnership, invested a substantial portion of the proceeds from such sale for the purchase of a 50% sole general partnership interest in The Point for approximately $2.1 million over then-existing indebtedness of $9.3 million plus closing costs of approximately $385,000. That property interest was purchased from an affiliate of CBC, which owns the balance as a limited partner, after receipt by the Company of a "fairness opinion" with respect to the terms of such purchase.

     On May 22, 2001, the Operating Partnership, pursuant to a Contract of Sale dated May 7, 2001, sold its interest in the Broadbent Business Center, Salt Lake City, Utah ("Broadbent"), to Business Property Trust, LLC for $5.3 million. The Operating Partnership incurred closing expenses of approximately $500,000, including a broker's commission of $250,000, a "Rent Guarantee Deposit" of $100,000, a disposition fee of $53,000 and legal and other closing adjustments of approximately $100,000.

     The net cost basis of Broadbent on the books of the Operating Partnership as of the closing date was $3,210,723, resulting in a gain of approximately $1.6 million. Management intends to reinvest the proceeds of sale in certain qualifying properties structured to defer income tax on such gain pursuant to the "like-kind exchange" provisions of Section 1031 of the Internal Revenue Code. In this connection, the Company announced that it had entered into an agreement, subject to due diligence and certain closing conditions, to purchase three supermarket-anchored shopping centers, containing in the aggregate approximately 470,000 rentable square feet, located in eastern Pennsylvania and southern New Jersey. A deposit of $350,000 was made pursuant to an Agreement of Sale dated May 16, 2001.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)

Note 3.  Significant Transactions (continued)

     In addition, on June 28, 2001, the Operating Partnership, pursuant to a Contract of Sale dated June 4, 2001, sold its interest in Corporate Center East, to CIP, LLC for $1.86 million. The Operating Partnership incurred closing expenses of approximately $86,000, including a broker's commission of $55,800 and legal and other closing adjustments of approximately $30,000. The net sales proceeds received by the Operating Partnership, after the aforementioned closing costs, and property taxes of approximately $51,000, were approximately $1.72 million.

     The net cost basis of Corporate Center East on the books of the Operating Partnership as of the closing date was approximately $2,000,000. The net sales price, after closing costs and the write-off of deferred leasing costs and prepaid expense of approximately $81,000, was $1,692,087 resulting in a loss of approximately $300,000 during the quarter ended June 30, 2001. The cost basis for the property had been reduced by approximately $204,000 on the books of the Company during the second quarter of 2000, to adjust the value to fair market when the property was reclassified to "real estate held for sale", and is classified as such at December 31, 2000.

Note 4.  Mortgage Loan Payable and Related Matters

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

     On July 1, 2000, The Point was encumbered by a first mortgage loan in the amount of $9,300,000. On November 17, 2000, The Point increased its first mortgage loan from $9,300,000 to $17,900,000, the excess proceeds of the increased first mortgage loan have been used for the redevelopment of the shopping center. Included in restricted cash are the reserve and escrow accounts associated with the loan. Deferred financing costs of $519,774 (net of accumulated amortization) are attributable to The Point loan. As a result, the Company has $3,321,621 of cash restricted for interest, taxes and future tenant improvements.

         On May 10, 2000, the Company obtained a $10 million line of credit from a national commercial bank secured by first mortgage liens on properties of the Operating Partnership. The first drawdown in the amount of $1,515,644 was used to retire the then-existing first mortgage on the Company's Utah property and to pay related loan closing costs. The proceeds of the sale of Broadbent were, in part, used to fully repay this line of credit which was then canceled by the Company in May 2001. Deferred financing costs, net of accumulated amortization of $264,146, were written-off as an extraordinary item during the quarter ended June 30, 2001.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)

Note 5. Related Party Transactions

Advisory Services

     The Company does not have any employees and has contracted with CBRA to provide administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement") entered into in April 1998, and amended as of August 21, 2000. CBRA is wholly owned by Mr. Ullman. Mr. Ullman is President and a director of, and Brenda J. Walker is Vice President of, CBRA. Mr. Ullman is President and Chairman of the Company. The term of the amended Advisory Agreement is for five
(5) years and is automatically renewed annually thereafter for additional one-year periods, subject to the right of a majority of independent directors to cancel the Advisory Agreement upon sixty (60) days' written notice.

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

     With respect to the sale of Broadbent, CBRA is entitled to receive a disposition fee from the Company in accordance with the terms of the investment advisory agreement between CBRA and the Company in an amount not to exceed 3% of the gross sales price. The Operating Partnership will pay $53,000 to CBRA representing a 1% fee. CBRA has agreed with the Board of Directors and management to defer an additional 2% ($106,000) to which it would otherwise be entitled pursuant to the terms of that agreement, until termination of such agreement.

     With respect to the sale of Corporate Center East, the Operating Partnership will pay to CBRA, in accordance with the terms of the Investment Advisory Agreement between CBRA and the Company, a disposition fee of $18,600, representing 1% of the sales price. CBRA has agreed with the Board of Directors and management to defer an additional 2% ($37,200) to which it would otherwise be entitled pursuant to the terms of that agreement, until termination of such agreement.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)

Note 5. Related Party Transactions (continued)

Advisory Services (continued)

     These additional fees will be reduced by 50% if CBRA remains investment advisor to the Company for a period extending beyond December 31, 2005, and will be waived in its entirety if CBRA remains investment advisor to the Company for a period extending beyond December 31, 2009. These contingent amounts have not been reflected in the Company's financial statements as it is believed that such payments are remote.

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

     CBRA receives fees for its administrative and advisory services as follows:
(a) a monthly administrative and advisory fee equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company, plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company; (b) an acquisition fee equal to 5% of the gross purchase price (before expenses and without deducting indebtedness assumed) of any real property acquired during the term of the Advisory Agreement; provided that the total of all such acquisition fees plus acquisition expenses in connection with the purchase of any real property shall be reasonable and shall not exceed 6% of the amount paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses; and (c) a disposition fee equal to 3% of the gross sales price (before expenses but without deducting any indebtedness against the property) of any real property disposed of during the term of the Advisory Agreement; provided that no disposition fee shall be paid unless and until the stockholders have received certain distributions from the Company. In addition, CBRA may receive one-half of the brokerage commission on such a disposition but only up to 3% of the price actually paid for the property, subject to certain limitations. Those fees are essentially the same as those previously applicable under the Administrative and Advisory Agreement between the Company and AEGON from the date of formation until April 3, 1998. The Company paid

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)

Note 5. Related Party Transactions (continued)

Advisory Services (continued)

$48,936 in administrative and advisory fees during the quarter ended June 30, 2001. A disposition fee for the sale of Germantown in the amount of $22,500 was paid to CBRA during the second quarter of 2000. No incentive or acquisition fees were paid during the first two quarters of 2001.

Management Services

     Brentway provides property management and leasing services to the Company's real properties pursuant to a Management Agreement entered into in April 1998 (the "Management Agreement"). Brentway is owned by Mr. Ullman and Ms. Walker, who are also Chairman and President of Brentway, respectively. Mr. Ullman is President and Chairman of the Company. The term of the Management Agreement is for one (1) year and is automatically renewed annually for additional one (1) year periods subject to the right of either party to cancel the Management Agreement upon sixty (60) days' written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting the Company regarding property operations, and maintenance of insurance. All of the duties of Brentway are to be fulfilled at the Company's expense, provided, however, that the Company is not required to reimburse Brentway for personnel expenses other than for on-site personnel at the properties managed. Brentway receives fees for its property management services as follows: with the exception of The Point, a monthly management fee equal to 5% of the gross income from properties managed and leasing fees of up to 6% of the rent to be paid during the term of the lease procured; in the case of The Point, the monthly management fee is equal to 3% of the gross income and the leasing fees are limited to 4.5% of the rent to be paid during the term of the lease procured.

     Brentway was paid $43,908 in property management fees and no leasing fees during the first and second quarters of 2001. Leasing fees paid by the Company during this period were paid to third parties. Brentway has subcontracted with various local management companies for site management and leasing services for the Company's office properties.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (unaudited)

Note 5. Related Party Transactions (continued)

Management Services (continued)

                                         Schedule of Related Party Fees
                                   -----------------------------------------
                                    January 1 -                 January 1 -
                                   June 30, 2001               June 30, 2000
                                   -------------               -------------
Management Fees

AEGON                             $          ---               $      9,118
Brentway                                  43,908                     24,742

Leasing Fees
AEGON                                        ---                        552

Administrative and Advisory
CBRA                                      48,936                     48,936

Disposition Fees
CBRA                                      71,600                     22,500

Legal
SKR                                       60,938                     10,687

     Legal fees of $60,938 were paid to SKR for services rendered by in-house counsel and Secretary of the Company, Stuart H. Widowski, Esq. SKR is wholly owned by Leo S. Ullman and is an affiliate of CBRA, Brentway and CBC. This includes approximately $21,000 in fees relating to the closings of Broadbent and Corporate Center East and approximately $28,000 in fees relating to the redevelopment of The Point.

Note 6. Subsequent Event

     On July 10, 2001, the Board of Directors of the Company resolved that the Company issue to each then-current member of the Board (five members), options to purchase 10,000 shares of Common Stock of the Company at $3.50 per share (the quoted price on the NASDAQ (Small Cap) Stock Market as of the market close of business on July 3, 2001). The options shall remain outstanding for a period of ten years from July 10, 2001. The options shall vest ratably 33.3% after one year of service commencing on July 10, 2001, and an additional 33.3% as of each of the next two following anniversary dates, provided, in each case, that the respective Director has remained a director of the Company for the entire one-year period preceding the respective anniversary date.

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the historical financial statements of the Company and related notes.

Results of Operations

     As discussed in Note 1 to the Financial Statements, the Company has sold its office property in Salt Lake City, Utah (Broadbent Business Center) and its office/warehouse property in Bloomington, Illinois (Corporate Center East - Phase I). The proceeds were used, in part, to pay down the Company's line of credit in the amount of $1,515,644. The Company expects to invest the remaining proceeds in three grocery-anchored shopping centers in Pennsylvania and New Jersey, as well as in other suitable retail properties. The remaining office property, Southpoint Parkway Center ("Southpoint"), located in Jacksonville, Florida, was 99% occupied as of June 30, 2001. The Company's Pennsylvania property, The Point is currently undergoing a redevelopment, including construction of a new 54,000 square foot Giant Supermarket, the elimination of approximately 100,000 square feet of internal mall area, and construction of a number of new stores. Construction of the center is expected to be completed on or about September 15, 2001, and, upon completion, the center will measure approximately 260,000 rentable s.f. and will be approximately 88% occupied. The Rent Commencement Date for the Giant Supermarket is confirmed as July 30, 2001. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

     Rental income for the three months and six months ended June 30, 2001 was $885,012 and $1,760,647 compared to $600,838 and $1,297,278 for the corresponding periods in 2000. This increase is attributable to the additional rental income generated by the acquisition of The Point as of July 1, 2000, and offset, in part, by the sale of Germantown as of May 11, 2000 and the sale of Broadbent as of May 22, 2001.

     Interest income increased by approximately $105,000 due to the additional escrow funds made available by the November 2000 mortgage refinancing of The Point.

     Total property expenses, excluding depreciation and amortization, were $341,411 and $691,861 for the three month and six month periods ended June 30, 2001, compared to $216,857 and $433,720 for the corresponding periods in 2000, an increase of approximately $125,000 and $260,000, respectively. This increase is attributable to the additional expenses generated by the acquisition of The Point in July 2000, offset, in part, by the Germantown and Broadbent sales.

     Net income (loss) for the three month and six month periods ended June 30, 2001 was $335,787 ($0.49 per share) and $325,682 ($0.47 per share) compared to
$(55,615) (($0.06) per

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

share) and $7,960 ($0.01 per share) for the corresponding periods in 2000. This increase is attributable to the gain on the sale of Broadbent. This gain is offset, in part, by the loss on the sale of Corporate Center East and the loss on early extinguishment of debt.

Liquidity and Capital Resources

     The Company's capital resources consist of its current equity in real estate investments (carrying value less mortgage indebtedness). The Company maintains the real estate in good condition and provides adequate insurance coverage. The Company's redevelopment costs for the Pennsylvania shopping center are being funded by the Company's existing tenant reserve funds.

     Real estate before deduction for accumulated depreciation equals $11.42 per share/Unit based on shares/Units outstanding as of June 30, 2001. Real estate at cost, less accumulated deductions for depreciation equals $10.19 per share/Unit on shares/Units outstanding as of June 30, 2001.

     The Company's liquidity at June 30, 2001, represented by cash and cash equivalents, was $2,318,724 compared to $841,111 at December 31, 2000, an increase of $1,477.613. This increase is a result of the proceeds received from the sale of Corporate Center East and the suspension of the dividend/distribution in December 2000. As previously discussed, it is the Company's intention to invest the proceeds from the sale of both Corporate Center East and Broadbent in qualifying retail properties. The net proceeds from the Broadbent sale ($3,324,297) are held in escrows structured to defer income tax on the gain pursuant to the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code, and is classified as restricted cash.

     Net cash provided by operating activities, as shown in the Statements of Cash Flow, was $536,293 for the six months ended June 30, 2001, compared to $650,035 for the corresponding period in 2000. This decrease of approximately $115,000 is attributable to the write-off of deferred and prepaid expenses associated with the sale of Broadbent and Corporate Center East.

                             Cedar Income Fund, Ltd.

Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations (continued)

Liquidity and Capital Resources (continued)

     As of January 1, 2001, the Company is required to distribute at least 90% of its "REIT taxable income", as defined in the Internal Revenue Code, to continue qualification as a real estate investment trust. Subject to the current 90% test described above (95% in 2000), as of December 2000, the Board of Directors of the Company voted unanimously to suspend payment of any dividend on shares and distributions on Units for the four quarterly periods from July 1, 2000 through June 30, 2001. As of June 27, 2001, the Board further decided to distribute only such dividends for the year 2001, before or shortly after the end of the year, as may be necessary to comply with the Internal Revenue Code requirements for continued REIT status. The Company has distributed amounts during the last two calendar years significantly in excess of both distributions required under applicable rules and the Company's net income.

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

     The Company is exposed to changes in interest rates primarily from its floating debt arrangements. The Company's primary strategy is to protect against this risk by using derivative transactions as appropriate to minimize the variability that floating rate interest fluctuations could have on cash flow. In November 2000, the Company through a subsidiary it controls, entered into an interest rate cap agreement effective December 1, 2000 with a financial institution for a notional amount of $17,900,000 to hedge against unfavorable fluctuations in the LIBOR rates of its secured mortgage loan facility. The hedge has a 7.5% fixed rate and expires on June 1, 2002. As of June 30, 2001, the hedge effectively has no value and has been adjusted in accordance with SFAS 133 (See Note 2 to the unaudited Consolidated Financial Statements). If

                            Cedar Income Fund, Ltd.

the base interest rates would increase by 1%, there would be an approximate $179,000 decrease in net income prior to minority interest and limited partners' interest.

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

              None

Item 5.       Other Information

              None

Item 6.       Exhibits and Reports on Form 8-K

              Sale of Broadbent Business Center - 8-K dated as of May 22, 2001

              Sale of Corporate Center East - 8-K dated as of June 28, 2001

                             Cedar Income Fund, Ltd.

                                  June 30, 2001


Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CEDAR INCOME FUND, LTD.


/s/ Leo S. Ullman                           /s/ Brenda J. Walker
----------------------------                ----------------------------
    Leo S. Ullman                               Brenda J. Walker
    Chairman of the Board and President         Vice President and Director
    (principal executive officer)               (principal financial officer)


                                            /s/ Ann Maneri
                                            ----------------------------
                                                Ann Maneri
                                                Controller
                                                (principal accounting officer)


August  14, 2001

                                                                       EXHIBIT A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   -------------------------------------------

                                    FORM 8-K

                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



Date of Report (Date of earliest event reported)     May 22, 2001


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



--------------------------------------------------------------------------------
(Former name or former address, if changed since last report)

                             Cedar Income Fund, Ltd.


Item 2.    Acquisition or Disposition of Assets
-------    ------------------------------------

           1) Sale of the Fund's Interest in Broadbent Business Center (Salt Lake City, Utah):

           On May 22, 2001, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"), pursuant to a Contract of Sale dated May 7, 2001, sold its interest in the Broadbent Business Center, Salt Lake City, Utah, to Business Property Trust, LLC for $5.3 million. The Operating Partnership incurred closing expenses of approximately $450,000, including a broker's commission of $250,000, a "Rent Guarantee Deposit" of $100,000, and legal and other closing adjustments of approximately $100,000.

           The net sales amount received by the Operating Partnership after the aforementioned closing costs and repayment of outstanding indebtedness in the amount of approximately $1.5 million under a secured credit line was $3,324,297. The credit line has been terminated, and deferred financing costs of approximately $260,000 will be written off as an extraordinary item during the second quarter of 2001.

           The net cost basis of Broadbent on the books of the Operating Partnership as of the closing date was $3,210,723, resulting in a gain of approximately $1.6 million. Management intends to reinvest the proceeds of sale in certain qualifying properties structured to defer income tax on such gain pursuant to the "like-kind exchange" provisions of Section 1031 of the Internal Revenue Code. In this connection, Cedar Income Fund, Ltd. (the "Company"), announced that it had entered into an agreement, subject to due diligence and certain closing conditions, to purchase three supermarket-anchored shopping centers, containing in the aggregate approximately 470,000 rentable square feet, located in eastern Pennsylvania and southern New Jersey.

           Cedar Bay Realty Advisors, Inc. ("CBRA") is entitled to receive a disposition fee from the Company in accordance with the terms of the investment advisory agreement between CBRA and the Company in an amount not to exceed 3%. CBRA has agreed with management of the Company to defer this fee.

                             Cedar Income Fund, Ltd.


Item 7.    Financial Statements and Exhibits
-------    ---------------------------------

           Pro Forma Combined Balance Sheet as of March 31, 2001.

           Pro Forma Combined Statement of Operations for the three months ended March 31, 2001.

           Pro Forma Combined Statement of Operations for the twelve months ended December 31, 2000.

           Notes to Pro Forma Financial Statements.

           Exhibits.

           Contract of Sale dated March 7, 2001

           Press release dated May 22, 2001 regarding sale of Broadbent

                            Cedar Income Fund, Ltd.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CEDAR INCOME FUND, LTD.


                                               By:
                                                  -----------------------------
                                                  Leo S. Ullman
                                                  Chairman



         Dated:   June 5, 2001

                             Cedar Income Fund, Ltd.
                   Pro Forma Condensed Combined Balance Sheet
                              As of March 31, 2001
                              --------------------


The following unaudited pro forma condensed Combined Balance Sheet is presented as if the Company had sold Broadbent on March 31, 2001. This pro forma condensed Combined Balance Sheet should be read in conjunction with the pro forma condensed Combined Statement of Operations of the Company and the historical financial statements and notes thereto of the Company as filed on Form 10-Q for the three months ended March 31, 2001. The pro forma condensed Combined Balance Sheet is unaudited and is not necessarily indicative of what the actual financial position would have been had the Company sold Broadbent on March 31, 2001, nor does it purport to represent the future financial position of the Company.

                                        Cedar Income                          Repayment
                                          Fund, Ltd.       Broadbent             of                Pro Forma
                                        Historical (a)  Disposition (b)   Credit Facility (c)    March 31, 2001
                                        --------------  ---------------   -------------------    --------------
Description
-----------
Assets:
Real estate, net                         $21,894,541       $     -          $        -            $21,894,541
Real estate held for sale                  5,060,723      (3,210,723)                -              1,850,000
Escrow                                           -         4,839,941          (1,515,644)           3,324,297
Cash and cash equivalents                  1,072,881         (30,305)                -              1,042,576
Restricted cash                            5,944,365             -                   -              5,944,365
Tenant receivables                           195,303         (17,454)                -                177,849
Deferred rent receivable                      25,474             -                   -                 25,474
Prepaid expenses and other                   236,094          (4,891)                -                231,203
Deferred leasing and financing costs         837,278         (17,287)           (203,429)             616,562
Deferred legal                                61,733             -                   -                 61,733
                                         -----------     -----------         -----------          -----------

Total Assets                             $35,328,392     $ 1,559,281         $(1,719,073)         $35,168,600
                                         ===========     ===========         ===========          ===========

Liabilities and Stockholders' Equity

Mortgage notes payable                   $17,900,000      $      -              $    -            $17,900,000
Credit facility                            1,515,644             -            (1,515,644)                 -
Accrued expenses and other                   549,846        (495,266)                -                 54,580
                                         -----------     -----------         -----------          -----------

Total Liabilities                         19,965,490        (495,266)         (1,515,644)          17,954,580
                                         -----------     -----------         -----------          -----------

Minority interest                          2,316,906             -                   -              2,316,906
Limited partner's interest in
  Operating Partnership                    9,239,726       1,460,988            (144,658)          10,556,056

Stockholders' Equity
Common stock                                   6,921             -                   -                  6,921
Additional paid-in capital                 3,799,349         593,559          (   58,771)           4,334,137
                                         -----------     -----------         -----------          -----------
Total Stockholders' Equity                 3,806,270         593,559          (   58,771)           4,341,058
                                         -----------     -----------         -----------          -----------

Total Liabilities and
Stockholders' Equity                     $35,328,392     $ 1,559,281         $(1,719,073)         $35,168,600
                                         ===========     ===========         ===========          ===========


            See accompanying Notes to Pro Forma Financial Statements

                            Cedar Income Fund, Ltd.
                   Pro Forma Combined Statement of Operations
                    For the three months ended March 31, 2001
                    -----------------------------------------

The following unaudited pro forma condensed Combined Statement of Operations is presented as if the Company had disposed of Broadbent as of January 1, 2001 and the Company qualified as a REIT, distributed 90% of its taxable income and, therefore, incurred no income tax expense during the period. This pro forma condensed Combined Statement of Operations should be read in conjunction with the pro forma condensed Combined Balance Sheet of the Company and the historical financial statements and notes thereto of the Company as filed on Form 10-Q for the three months ended March 31, 2001. The pro forma condensed Combined Statement of Operations is unaudited and is not necessarily indicative of what the actual financial position would have been had the Company sold Broadbent as of January 2001, nor does it purport to represent the operations of the Company for future periods.

                                             Cedar Income                                                  Pro Forma
                                              Fund, Ltd.           Broadbent          Pro Forma       Three months ended
                                             Historical (d)     Disposition (e)     Adjustments (f)      March 31, 2001
                                             --------------     ---------------     ---------------      --------------
Description
-----------
Revenues:
Base rent                                      $ 712,208           $(118,150)          $     -             $ 594,058
Tenant escalations                               163,427             (36,400)                -               127,027
Interest                                         107,644                 -                29,292             136,936
                                               ---------           ---------           ---------           ---------

Total Revenues                                   983,279            (154,550)             29,292             858,021
                                               ---------           ---------           ---------           ---------

Expenses:
Operating Expenses
Property expenses                                258,442             (43,587)                -               214,855
Real estate taxes                                 91,988             (15,273)                -                76,715
Administrative                                    95,379                 -                   -                95,379
                                               ---------           ---------           ---------           ---------

Total Operating Expenses                         445,809             (58,860)                -               386,949
                                               ---------           ---------           ---------           ---------

Interest                                         377,479                 -               (35,049)            342,430
Depreciation and amortization                    172,556             (10,249)            (30,669)            131,638
                                               ---------           ---------           ---------           ---------

Total Expenses                                   995,844             (69,109)            (65,718)            861,017
                                               ---------           ---------           ---------           ---------

Net income before minority interest              (12,565)            (85,441)             95,010              (2,996)
Minority interest share of loss                   22,888                 -                   -                22,888
Net income (loss) before limited partner's
  interest in Operating Partnership               10,323             (85,441)             95,010              19,892
Limited partner's interest                       (12,940)             60,757             (67,562)            (19,745)
                                               ---------           ---------           ---------           ---------

Net (loss) income before cumulative
 effect adjustment                                (2,617)            (24,684)             27,448                 147
Extraordinary item
Write-off of deferred mortgage and
  administrative costs, net of limited
  partner's interest of ($197,044)                   -                   -               (80,054)            (80,054)
Cumulative effect of change in accounting
  principle, net of limited partnership
  interest of ($14,723)                           (6,014)                -                   -                (6,014)
                                               ---------           ---------           ---------           ---------
Net (loss)                                     $  (8,631)          $ (24,684)          $ (52,606)          $ (85,921)
                                               =========           =========           =========           =========

Basic and Diluted Net Income per Share         $   (0.01)          $   (0.04)          $   (0.08)          $   (0.13)
                                               =========           =========           =========           =========




            See accompanying notes to Pro Forma Financial Statements

                            Cedar Income Fund, Ltd.
                   Pro Forma Combined Statement of Operations
                  For the twelve months ended December 31, 2000
                  ---------------------------------------------

The following unaudited pro forma condensed Combined Statement of Operations is presented as if the Company had disposed of Broadbent as of January 1, 2000 and the Company qualified as a REIT, distributed 95% of its taxable income and, therefore, incurred no income tax expense during the period. This pro forma condensed Combined Statement of Operations should be read in conjunction with the pro forma condensed Combined Balance Sheet of the Company and the historical financial statements and notes thereto of the Company as filed on Form 10-K for the year ended December 31, 2000. The pro forma condensed Combined Statement of Operations is unaudited and is not necessarily indicative of what the actual financial position would have been had the Company disposed of Broadbent as of January 1, 2000, nor does it purport to represent the operations of the Company for future periods.

                                              Cedar Income
                                                Fund, Ltd.          Broadbent        Pro Forma         Pro Forma
                                              Historical (g)     Disposition (h)  Adjustments (i)         2000
                                              --------------     ---------------  ---------------      ---------
Description
-----------
Revenues:
Base rent                                       $ 2,586,473      $  (568,151)     $         -          $ 2,018,322
Tenant escalations                                  450,470         (146,988)               -              303,482
Interest                                            178,838              -              134,284            313,122
                                                -----------      -----------        -----------        -----------

Total Revenues                                    3,215,781         (715,139)           134,284          2,634,926
                                                -----------      -----------        -----------        -----------

Expenses:
Operating Expenses
Property expenses                                   854,203         (185,083)               -              669,120
Real estate taxes                                   308,386          (59,080)               -              249,306
Administrative                                      525,169              -                  -              525,169
                                                -----------      -----------        -----------        -----------

Total Operating Expenses                          1,687,758         (244,163)               -            1,443,595
                                                -----------      -----------        -----------        -----------

Interest                                            604,182          (52,414)           (93,033)           458,735
Depreciation and amortization                       621,509         (116,189)           (96,842)           408,478
                                                -----------      -----------        -----------        -----------

Total Expenses                                    2,913,449         (412,766)          (189,875)         2,310,808
                                                -----------      -----------        -----------        -----------

Net income before minority interest                 302,332         (301,373)           324,159            324,118
Minority interest                                     7,669              -                  -                7,669
Loss on impairment                                 (203,979)             -                  -             (203,979)
Gain on disposal                                     91,012              -                  -               91,012

Net income before limited partner's
   interest in Operating Partnership                197,034         (302,373)           324,159            218,820
Limited partner's interest                         (191,615)         215,017           (230,509)          (171,366)
                                                -----------      -----------        -----------        -----------

Net income (loss) before extraordinary item           5,419          (87,356)            93,650             47,454
Extraordinary item
Early extinguishment of debt                        (17,502)          17,502                -                  -
Write-off of deferred mortgage and
   administrative costs, net of limited
   partner's interest of ($231,088)                     -                -              (93,885)           (93,885)
                                                -----------      -----------        -----------        -----------
Net (loss)                                      $   (12,083)     $   (69,854)       $      (235)       $   (46,431)
                                                ===========      ===========        ===========        ===========

Basic and Diluted Net Income per Share          $     (0.01)     $     (0.08)       $      0.00        $     (0.09)
                                                ===========      ===========        ===========        ===========



            See accompanying notes to Pro Forma Financial Statements

                            Cedar Income Fund, Ltd.

                     Notes to Pro Forma Financial Statements
                     ---------------------------------------


Pro Forma Condensed Combined Balance Sheet
------------------------------------------

a.       Reflects the Company's historical balance sheet as of March 31, 2001.
b.       Reflects the disposition of Broadbent for $5.3 million cash.
c.       Reflects repayment of $1.5 million credit facility.

Pro Forma Condensed Combined Statements of Operations for the three months ended March 31, 2001
--------------------------------------------------------------------------

d. Reflects the historical operations of the Company for the three months ended March 31, 2001.
e.       Reflects the operations of Broadbent for the three months ended March
         31, 2001.
f. Reflects the interest income associated with the net cash received from the sale of Broadbent and write-off of deferred mortgage and amortization expense.

Pro forma Condensed Combined Statements of Operations for the Year Ended December 31, 2000
------------------------------------------------------------------------

g. Reflects the historical operations of the Company for the year ended December 31, 2000.
h. Reflects the operations of Broadbent for the year ended December 31, 2000.
i. Reflects the interest income associated with the net cash received from the sale of Broadbent and write-off of deferred mortgage and amortization expense.

                                                               EX-1 TO EXHIBIT A


                                CONTRACT OF SALE
                            BROADBENT BUSINESS CENTER
                            -------------------------

Contract of Sale made as of the 7th day of March, 2001 between CEDAR INCOME FUND PARTNERSHIP, L.P., a Delaware limited partnership, with an address at 44 South Bayles Avenue, Port Washington, NY 11050 ("Seller") and BUSINESS PROPERTY TRUST, LLC, an Oregon limited liability company, with an address at Suite 230, 9500 SW Barbur Boulevard, Portland, Oregon 97219 ("Purchaser").

                              W I T N E S S E T H:
                              --------------------

         For and in consideration of the mutual covenants herein contained, the parties hereto agree as follows:

1. Agreement to Sell. Seller agrees to sell to Purchaser, and Purchaser agrees to buy from Seller all that certain lot, tract or parcel of land and premises, together with all buildings and improvements thereon, located at 3608-3710 West 2100 South and 3609-3705 West 1987 South, Salt Lake City, Utah and more particularly described in Exhibit A attached hereto (the "Premises").

2. Purchase Price. Purchaser agrees to pay to Seller, and Seller agrees to accept as and for the purchase price for the Premises the sum of Five Million Three Hundred Thousand Dollars ($5,300,000) which sum (the "Purchase Price") shall be paid as follows:

         (a) Upon execution of this Contract, Purchaser shall deliver a certified or bank check in the amount of $100,000 (the "First Deposit") to be held by Fidelity National Title Insurance Company of Oregon ("Escrow Agent") at its office at 900 SW 5th Avenue, Portland, Oregon 97204 (attn: Cheryl Mozinski and Karleen Huggins, 503-222-2424), in accordance with the terms of this Contract; and

         (b) Upon the satisfaction or waiver of the financing contingency described in Section 6 hereof, Purchaser shall deliver a certified or bank check in the amount of $50,000 (the "Second Deposit") to be added to the First Deposit and to be held by the Escrow Agent in accordance with the terms of this Contract (the First Deposit and the Second Deposit, once delivered, together with any interest thereon, are referred to collectively as the "Earnest Money"); and

         (c) Upon closing of title, the balance of the Purchase Price, subject to apportionments pursuant to Paragraph 13 hereof, shall be paid to Seller. All monies in excess of $500 in the aggregate payable under this Contract, unless otherwise agreed to by Seller, shall be paid by unendorsed certified check of Purchaser, or official check of any bank, savings bank, trust company or savings and loan association having a banking office in the State of New York or, at Seller's or Purchaser's election, by wire transfer to Seller's account or Escrow Agent.

3. Title to Premises. Purchaser acknowledges that the Premises are to be conveyed subject to the following matters, which matters shall not be deemed to be title defects rendering Seller's title to the Premises unmarketable or unsatisfactory to Purchaser (each constituting a "Permitted Exception"):

         (a) Zoning ordinances and other applicable governmental regulations and requirements, provided same does not prohibit the maintenance of the existing use of the Premises;

         (b) All matters described on Schedule B, Part I and Schedule A, Item 5 of Merrill Title Company Title Policy No F52-389441 dated May 11, 2000;

         (c) Liens for taxes, assessments, water charges and sewer rents not yet due and payable, subject to adjustment as hereinafter set forth;

         (d) Standard conditions and exceptions to title contained in the standard form of Owner's Title Insurance Policy; and

         (e) Leases (subject to Purchaser's right of due diligence review set forth in Section 5) and matters affecting the interests or leasehold estates of, or personal property or fixtures owned or leased from third parties by, tenants under such Leases or under leases previously in effect.

4. Title Search. Purchaser shall promptly order a title search of the Premises from Fidelity National Title Insurance Company of Oregon (the "Title Company") and shall instruct the Title Company to deliver to both Seller and Purchaser duplicate copies of all reports or other search results obtained related to the Premises. If the title report discloses any title matter not provided for above which operates to render title to Premises unsatisfactory to Purchaser in its reasonable discretion (a "Title Defect"), then Purchaser shall give notice thereof to Seller in writing within thirty (30) days of the date hereof ("Title Objection Period"), and Seller shall have thirty (30) business days, at its option, and in its sole discretion, to cure such title matters. If Seller is not able or does not elect to cure, satisfy or discharge the same, then Purchaser's sole right shall be to terminate this Contract on notice to Seller within five
(5) days after Seller notifies Purchaser that it will not or cannot cure, satisfy or discharge same, and thereafter the Earnest Money shall be returned to Purchaser and neither party shall have any further rights or obligations under this Contract (except for the obligations set forth in Sections 5, 24 and 25 hereof). If Purchaser does not exercise its right to terminate this Contract, then Purchaser shall accept such title as Seller is able to convey without reduction or abatement of the Purchase Price and such uncured Title Defects(s) shall constitute a "Permitted Exception". Any objection to title based on a Title Defect existing on the date hereof not raised in accordance with the provisions of this Section (other than liens in favor of Key Bank National Association, which Seller hereby agrees to satisfy out of the proceeds of sale) within the Title Objection Period shall be deemed waived, and thereafter shall constitute a "Permitted Exception".

5. Due Diligence Review. Purchaser's obligations are subject to the following contingencies, which are for Purchaser's sole benefit and may be exercised or waived only by Purchaser, but if not exercised by Purchaser within the time requirements set forth herein, shall be deemed waived:

         a. Purchaser's review and approval of the existing leases, licenses, and occupancy agreements (however denominated) affecting the Premises, any other Due Diligence Documents (defined and listed on Exhibit D to this Contract), and of the general financial feasibility of the purchase, within thirty (30) days after Seller provides complete copies of the Due Diligence Documents to Purchaser. Seller will provide complete copies of the Due Diligence Documents to Purchaser within five (5) days after the date of this Contract. Purchaser shall confirm in writing receipt of the Due Diligence Documents.

         b. Purchaser's review and approval of the state of title to the Premises, as more specifically described in Section 4 above.

         c. Purchaser's obtaining financing for at least 70% of the Purchase Price, on terms reasonably acceptable to Purchaser, as more specifically described in Section 6 below.

         d. Purchaser's review and approval of the zoning and land use regulations affecting the Premises, and of the physical condition of the Premises, including any environmental, surveying, engineering or other review of the Premises within thirty (30) days of the date of this Contract (the "Due Diligence Review Period"), provided that Purchaser shall obtain Seller's written consent prior to conducting any test which may cause damage to the Premises or any part thereof and shall promptly repair any damage caused by any sampling or other tests conducted on the Premises and shall indemnify and hold harmless Seller for any loss, cost, liability or expense incurred by Seller as a result of or arising from performance of such tests or any activity by Purchaser or its representatives, agents or contractors on or about or concerning the Premises. The foregoing obligations shall survive any termination of this Contract. Purchaser shall promptly deliver to Seller duplicate copies of all reports, test results or other materials prepared in connection with its review of the Premises. In the event such review discloses deficient environmental or other conditions, then Purchaser shall give notice thereof to Seller within the Due Diligence Review Period, and Seller shall have thirty (30) business days, at its option and in its sole discretion, to propose a cure of such deficient condition. If Seller proposes a cure to Purchaser, then Purchaser will have ten
(10) days to elect whether to accept the proposed cure. If Seller proposes a cure which is accepted by Purchaser, then Seller will diligently proceed with the cure and closing will be delayed until after the cure is complete. If (a) Purchaser , in its sole discretion, rejects Seller's proposed cure, or(b) Seller notifies Purchaser that Seller does not elect to cure such deficient condition, then Purchaser may terminate this Contract on notice to Seller within (a) five
(5) days after Seller notifies Purchaser that it is unable or elects not to cure or , (b) simultaneously with Purchaser's rejection of Seller's proposed cure (whichever is appropriate), and thereafter the Earnest Money shall be returned to Purchaser and neither party shall have any further rights or obligations under this Contract (except for the obligations set forth in this Section and in Sections 24 and 25 hereof). In the event Purchaser does not timely exercise the foregoing right to cancel, then Purchaser shall proceed to Closing without any abatement of the Purchase Price.

Upon either (a) notice from Purchaser that there are no deficient conditions or any deficient condition has been cured or (b) expiration of the Due Diligence Review Period and the period for Seller's cure, if applicable, without Seller receiving notice of cancellation of the Contract pursuant to this Section, whichever is first to occur ("Due Diligence Completion"), the contingency provided for in this Section shall be deemed satisfied and Purchaser shall accept the Premises in such condition as existing on the date of such notice or expiration of the applicable period, subject to reasonable wear and tear prior to closing of title, without abatement of the Purchase Price set forth above.

6. Financing Contingency. Purchaser intends to obtain a new first mortgage loan at prevailing rates and terms (including maturity, charges and fees, prepayment and recourse provisions) and in so doing, Purchaser shall (a) submit in any such loan application truthful, accurate and complete information as required by the proposed lender(s); (b) promptly and completely reply to any request for additional information or documentation by the proposed lender(s) and (c) comply with all reasonable or customary requirements of the proposed lender(s). Within ten (10) days after Due Diligence Completion (and at Financing Contingency Expiration) Purchaser shall deliver to Seller a complete list of all lenders to whom Purchaser shall have applied and the date(s) of such application(s). If Purchaser fails through no fault of Purchaser, and despite Purchaser's diligent efforts, to obtain a commitment for financing (whether or not conditional upon any factor) in the minimum principal amount of seventy (70%) percent of the Purchase Price (or any lesser loan amount acceptable to Purchaser) on terms reasonably acceptable to Purchaser (provided that prevailing market terms shall be deemed to be acceptable) by the date which is thirty (30) days after Due Diligence Completion ("Financing Contingency Expiration"), then Purchaser shall have the option of terminating this Contract upon notice to Seller ("Financing Failure Notice") not later than the Financing Contingency Expiration. If Seller does not receive the Financing Failure Notice prior to Financing Contingency Expiration, then the financing contingency shall be deemed waived and of no further effect, Purchaser shall make the Second Deposit and Purchaser shall proceed to closing in accordance with Section 12 hereof. In the event Seller has not received the Financing Failure Notice by the Financing Contingency Expiration, then the failure of Purchaser to make the Second Deposit by the Financing Contingency Expiration shall constitute a default hereunder.

Upon receipt of Purchaser's Financing Failure Notice, Seller shall have the option (but not the obligation) of (x) attempting to place the loan or (y) providing purchase money financing for all or a portion of the Purchase Price. In the event Seller elects such option, Seller shall notify Purchaser within fifteen (15) days of the Financing Failure Notice, including in Seller's notice the terms of Seller's proposed financing to Purchaser if Seller elects to offer such financing, and in which event the Financing Contingency Expiration shall be extended for a period of thirty (30) days thereafter. In the event Seller elects either (x) or (y) above, generally prevailing market rates and terms shall be deemed to be acceptable and Purchaser shall be obligated to accept financing on such terms. Purchaser shall also make available to Seller within five (5) days of such notice to Purchaser by Seller, all correspondence with respect to any loan application made by Purchaser with respect to the Premises. If Purchaser accepts Seller's financing proposal, or if Seller locates other financing reasonably acceptable to Purchaser, then the transaction will close as soon as financing documents can be drafted and agreed upon, Purchaser agreeing to use in best efforts to conclude such documentation as expeditiously as possible. But if Purchaser is not obligated to accept the financing as provided above and (a) Purchaser does not accept Seller's financing proposal, or (b) Seller neither offers financing to Purchaser nor locates other financing reasonably acceptable to Purchaser, then the Earnest Money will be refunded to Purchaser and the Contract will terminate.

7. No Representations. Purchaser to date and during the Due Diligence Period will have made such examination of the Premises, the operation, income and expenses thereof and all other matters affecting or relating to this transaction as Purchaser shall deem necessary. Purchaser affirms that Seller has not made nor has Purchaser relied upon any representation, warranty or promise made by Seller or any broker or any representative or agent of Seller, nor has Purchaser relied on any information or material provided by Seller or any broker or any representative or agent of Seller, with respect to any of the following ("Premises Conditions"): the Premises or its physical or legal condition, income, expenses, operation or use, or the laws, ordinances, rules and regulations applicable to the Premises or compliance of the Premises therewith, or any other matter or thing affecting or related to the Premises, except as specifically set forth in this Contract. It is understood and agreed that, except for the representations explicitly set forth herein, Purchaser is acquiring and will accept conveyance of the Premises and the equipment and fixtures therein in their "as is" condition, subject to reasonable wear and tear prior to closing of title. Purchaser hereby releases and agrees that it shall not seek recourse of any kind against Seller or any of its employees, contractors, attorneys, partners, agents or representatives for any claims, loss, cost or expense of any kind related to or arising from any of the Premises Conditions, other than the limited recourse against Seller only for breach of the representations specifically set forth herein, subject to the limitations described herein.

8. Seller's Limited Representations and Warranties. Seller represents and warrants to Purchaser as follows:

         (a) Seller has received no written notice of any action for eminent domain from any governmental instrumentality having jurisdiction over the Premises.

         (b) Seller has received no written notice issued by insurance or casualty companies regarding the Premises, with respect to violations affecting the same as to use or operation.

         (c) There are no service contracts affecting the Premises for elevator service, air conditioning and heating service, except as listed on Exhibit B annexed hereto.

         (d) There are no outstanding contracts with any labor unions affecting employees who may be used in connection with the operation of the Premises.

         (e) Seller owns fee title to the Premises.

         (f) Seller has the power and authority to enter into this Contract and to fulfill its obligations under this Contract.

         (g) Seller has received no notice from any governmental authority of any violation of law, regulation, or code affecting the Premises, except only for notices relating to violations which have been cured.

         (h) Seller has received no notice from any tenant at the Premises of any default or breach of Seller's obligations under any lease, license, or occupancy agreement affecting the Premises, nor of any tenant's intention to terminate its lease, license, or occupancy agreement pursuant to any right to terminate contained within the lease, except as set forth on Exhibit C.

         (i) To the best of Seller's knowledge, the copies of the leases, licenses, and occupancy agreements which Seller has provided or will provide to Purchaser are all the leases, licenses, and occupancy agreements which affect the Premises, and are complete copies of those leases, licenses, and occupancy agreements.

         (j) To the best of Seller's knowledge, no tenant has an option or right of first refusal to acquire title to the Premises, except as contained in the copies of the leases (and other agreements) provided or to be provided by Seller to Purchaser and to the best of Seller's knowledge, no tenant has an option to renew or extend the term of its lease, except as contained in the copies of the leases (and other agreements) provided or to be provided by Seller to Purchaser.

For the purposes of this Contract, or any of Seller's closing documents, the phrase "to the knowledge of Seller", or phrases of similar import, shall mean the actual knowledge of Brenda J. Walker, Vice President of Cedar Income Fund, Ltd. and Leo S. Ullman, President of Cedar Income Fund, Ltd., without having conducted, or undertaken to so conduct, any independent investigations or studies as to the accuracy or completeness of same, or having undertaken any past, present, or future duty to so investigate same.

9. Personalty and Fixtures. All right, title, and interest of Seller in and to the personalty and fixtures that are in or on the Premises, and are due to be transferred at the time of Closing, shall be deemed transferred to Purchaser under the deed to be delivered at Closing. No part of the Purchase Price shall be deemed to have been paid by Purchaser for the personalty and fixtures. In the event a taxing authority shall determine that a sales tax is due on the personalty, Purchaser agrees to pay the same. This provision shall survive Closing.

10. Destruction or Condemnation. (A) If, prior to the Closing, all or any portion of the Premises becomes the subject of an actual or threatened eminent domain proceeding, (a) Seller shall notify Purchaser of such fact; (b) this Contract shall be unaffected thereby; (c) Seller shall assign to Purchaser all of its rights to any condemnation proceeds awarded with respect to such condemnation; and (d) Seller shall convey the Premises to Purchaser without an abatement of the Purchase Price or obligation on the part of Seller to restore the damage.

         (B) If, prior to the Closing, all or any portion of the Premises is damaged or destroyed by fire or other casualty (excepting normal wear and tear), and (i) the cost to repair the damage or destruction is $100,000 or less, then Seller shall notify Purchaser of the event and proceed forthwith to repair the damage or destruction. The Contract shall be otherwise unaffected. (ii) If the cost to repair the damage or destruction is more than $100,000 but the damage or destruction does not reduce the rental income of the Premises (i.e., does not result in any tenant having a right to abate rent, not covered by insurance, or terminate its lease), then Seller shall notify Purchaser of the event, assign to Purchaser its rights to any insurance proceeds payable to Seller on account of the event, and credit to Purchaser against the Purchase Price that amount, if any, by which the insurance proceeds fall short of the estimated cost to repair the damage or destruction (but in no event exceeding $5,000). The Contract shall be otherwise unaffected, provided however that if the total insurance proceeds shortfall exceeds $10,000, then Purchaser shall have the right to elect within fifteen (15) days whether to terminate this Contract (which election Seller may nullify by notifying Purchaser within fifteen (15) days of Purchaser's exercise of its election that Seller agrees to reimburse Purchaser for the amount that the insurance shortfall exceeds $10,000). (iii) If the cost to repair the damage or destruction is more than $100,000 and the damage or destruction reduces the rental income of the Premises, then Seller shall notify Purchaser of the event and Purchaser shall have the right to elect within fifteen (15) days whether to terminate this Contract.

If Purchaser delivers timely notice to Seller of its election to terminate this Contract in accordance with subsection (ii) or (iii) above, then Purchaser shall receive return of the Earnest Money and the other obligations of the parties will end, except for the obligations set forth in Sections 5, 24 and 25 hereof), otherwise the parties shall proceed as under subsection (ii) of this paragraph (without reference to any right of termination).

11. Leases. The Premises are sold and shall be conveyed subject to the leasehold interests and tenancies (the "Leases") listed on Exhibit C attached hereto and made a part hereof. Purchaser acknowledges that by Due Diligence Completion it shall have had an opportunity to examine copies of the Leases and will accept title subject thereto. Seller does not warrant that any particular Lease will be in force or effect at the Closing or that the tenant will have performed its obligations thereunder, but Seller does covenant that after Due Diligence Completion Seller will not terminate any Lease or materially reduce the financial obligations of any tenant by agreement with the tenant without the prior consent of Purchaser, which Purchaser will not unreasonably withhold or delay. Failure of Purchaser to respond within five (5) business days shall be deemed to be consent. Prior to Due Diligence Completion, Seller shall only be obligated to notify Purchaser of such termination or modification. The termination of any Lease, the removal of any tenant or vacation by any tenant prior to the Closing shall not affect the obligations of Purchaser under this Contract in any manner or entitle Purchaser to any abatement of or credit against Purchaser's obligations or give rise to any other claim of Purchaser. If Purchaser shall, subsequent to the date of Closing, collect rentals from any tenants in arrears, such rentals shall first be applied to rentals due for a period of thirty (30) days prior to the date of Closing, which amounts shall be remitted to Seller promptly after receipt thereof. Purchaser agrees to bill the applicable tenants as soon as practicable and to promptly remit to Seller the portion of any additional rent attributable to the period prior to the date of Closing as and when collected. This obligation shall survive the Closing.

12. Closing of Title. The closing of title ("Closing") shall be held at the offices of the Escrow Agent, or such other place as the parties shall mutually agree at a mutually agreeable date and time within thirty (30) days after the Financing Contingency Expiration (the "Closing Date"), except as may be extended for financing or for repair of damage or destruction pursuant to the terms herein contained. The following actions shall take place at Closing:

         (a) Seller shall deliver to Purchaser a special warranty deed, properly executed in proper form for recording so as to convey the title required by this Contract and will cause the Title Company to deliver to Purchaser an ALTA Owner's Policy of title insurance insuring marketable title to the Premises in Purchaser subject only to Purchaser's acquisition financing, the usual preprinted exceptions, and the Permitted Exceptions, at Purchaser's expense;

         (b) Purchaser shall pay to Seller the balance of the Purchase Price, as provided in Paragraph 2 of this Contract and Escrow Agent shall release the Earnest Money to Seller (along with the balance of the Purchase Price if paid by Purchaser to Escrow Agent);

         (c) Apportionments shall be made pursuant to Paragraph 13 hereof and Seller and Purchaser shall each pay closing costs as is customary for commercial transactions in Salt Lake City, Utah, except as may be explicitly provided otherwise herein;

         (d) Purchaser shall cause the deed to be recorded;

         (e) Seller and Purchaser shall each deliver to the other a consent of partners, board resolutions or other appropriate evidence of authority to enter into the transactions described herein; and

         (f) Seller shall deliver the original Leases, licenses, and occupancy agreements to Purchaser and shall assign to Purchaser all Leases and security deposits held in connection therewith and Purchaser shall assume all of the obligations of Seller that are to be performed under the Leases following the Closing; and

         (g) Purchaser shall deliver to Seller an agreement indemnifying and agreeing to defend Seller against any claims made by tenants with respect to tenants' security deposits to the extent assigned to Purchaser and claims by real estate brokers (except for claims by affiliates of Seller, such as Brentway Management LLC and Cedar Bay Realty Advisors, Inc.) with respect to claims arising from renewals, expansions or other modifications or new leases entered into after the Closing Date.

13. Apportionments. The following are to be apportioned between Seller and Purchaser as of midnight of the day before the date of Closing:

         (a) Rents collected from the Premises as of the Closing Date; and
         (b) Charges under transferable service contracts;
         (c) Real estate taxes, assessments and water and sewer rents; and
         (d) Utility usage for vacant tenant spaces.

14. Brokerage. Purchaser and Seller each represent to the other that it did not deal with any broker except CB Richard Ellis, Inc., Jones Lang LaSalle Americas, Inc. and Brentway Management LLC (the "Brokers") in connection with this transaction. Purchaser and Seller each represent to the other that no broker other than the aforementioned Brokers was instrumental in bringing about this sale. In the event any claim is made by a broker, finder or similar person (other than one of the Brokers) based on actual dealings with either party hereto, such party with whom said broker claims to have dealt shall indemnify and hold harmless the other from and against any and all claims, loss, liability and expense (including without limitation reasonable legal fees) in connection with any such claims. The Brokers shall be paid a real estate sales commission by the Seller in accordance with separate agreements between the Brokers and the Seller.

15. Liability for Breach of Contract. The liability of Seller hereunder is hereby limited to return of the Earnest Money (except only in the case of Seller's willful refusal to close in violation of the terms hereof where Purchaser is not in default and is ready, willing and able to close, in which case such limit shall include reimbursement of Purchaser's out-of-pocket expenses actually incurred in its due diligence and investigation of the Premises after the date of this Contract up to a maximum aggregate of $10,000), upon which return the liability of Seller shall wholly cease, and Purchaser shall have no further claim against Seller for any default, breach or violation hereof. Upon the default or failure of Purchaser to perform its agreements hereunder, Seller shall be entitled to the full amount of the Earnest Money as liquidated damages, which sum Purchaser agrees is not a penalty and which sum Seller and Purchaser agree is a reasonable estimation of Seller's damages, such damages being difficult to calculate at this time.

16. Further Assurances. Each of the parties hereby agrees to execute, acknowledge and deliver such other documents or instruments as the other may reasonably require from time to time to carry out the purposes of this Contract.

17. Notices. All notices, requests, consents, approvals or other communications under this Contract shall be in writing and sent by overnight delivery service requiring the recipient's signature or mailed by certified mail, return receipt requested, postage prepaid, addressed (a) if to Seller, at Cedar Income Fund Partnership, L.P., 44 South Bayles Avenue, Port Washington, New York 11050 Attn:
Brenda J. Walker, with a copy to Stuart H. Widowski, General Counsel, Cedar Bay

Realty Advisors, Inc., 44 South Bayles Avenue, Port Washington, New York 11050 and (b) if to Purchaser, at Suite 230, 9500 SW Barbur Boulevard, Portland, Oregon 97219, with a copy to Dean N. Alterman, Esq., Lane Powell Spears Lubersky LLP, Suite 2100, 601 SW 2nd Avenue, Portland, Oregon 97204; or at such other address as either party shall designate by giving notice thereof to the other party in the manner above provided. Such notice shall be deemed effective upon delivery to or refusal by the intended recipient thereof.

18. Merger. The acceptance of a deed by Purchaser shall be deemed to be a full performance by Seller of, and shall discharge Seller from, all obligations hereunder, and thereafter, Seller shall have no liability hereunder to Purchaser, or to any other person, firm, corporation or public body with respect to the Premises, except as herein specifically provided. In the event that any representation of Seller hereunder shall be discovered by Purchaser before Closing to be false, Purchaser's sole right shall be to terminate this Contract and obtain return of the Earnest Money and neither party shall have any further rights or obligations hereunder (except for the obligations under Sections 5, 24 and 25 hereof). The representations and indemnities of Seller shall not survive the Closing , except for the representations set forth in Section 8(c), (d), (f) and (g), which shall survive for a period of twelve (12) months after Closing, provided however that in no event shall any post-closing liability arising from the representations set forth in Section 8(c), (d) and/or (g) exceed Purchaser's actual out-of-pocket loss up to $5,000 in the aggregate.

19. Binding Effect; Entire Agreement. This Contract, once executed by both parties, shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, legal representatives, successors and permitted assigns. This Contract contains the entire agreement between the parties, and may not be modified except by a writing executed by the party against whom enforcement is sought. Prior to execution by both parties, this Contract shall not constitute an offer nor confer any rights upon Purchaser.

20. Recording. This Contract of Sale shall not be recorded by either party.

21. No Assignment. None of the rights or obligations under this Contract shall be assignable by the Purchaser without prior written consent of Seller and any such attempted assignment shall be without force or effect. However, Purchaser, upon notice to Seller at least five (5) business days prior to Closing, may assign its rights to any entity which is owned or controlled by Purchaser without the prior consent of Seller, but no such assignment will relieve Purchaser of its obligations under this Contract. Purchaser shall deliver to Seller a fully executed copy of any qualifying assignment (which must contain an assumption of all liabilities hereunder) along with the notice required herein.

22. Governing Law. This Contract of Sale shall be construed in accordance with and governed by the laws of the State of Utah.

23. Time of the Essence. Time is of the essence with respect to the performance of each of the obligations described herein.

24. Obligations Upon Termination. In the event this Contract is terminated for any reason, Purchaser shall immediately deliver to Seller all documents, plans, reports or other materials provided to Purchaser or prepared by Purchaser or its agents, contractors or representatives related to the Premises.

25. Confidentiality. All information, materials and documents provided by Seller or prepared by Purchaser or its contractors in connection with this Contract or the Premises shall be treated by Purchaser as strictly confidential and shall not be disclosed to any third party except as necessary to perform the evaluations described herein (in which case such third party shall be required to adhere to such confidentiality requirement and Purchaser shall be responsible for any breach thereof by such third party) or as required by applicable law. The obligations contained in this Section shall survive any termination of this Contract.

26. Attorneys Authorized to Extend Time. The respective attorneys for each of Seller and Purchaser are authorized to consent in writing to the extension of any time period set forth herein.

27. Costs. Except as explicitly provided otherwise herein, any action to be performed by any party herein shall be performed by such party at its sole cost and expense.

28. Waiver of Trial by Jury. THE PARTIES HERETO EACH WAIVE THE RIGHT TO TRIAL BY JURY WITH RESPECT TO ANY DISPUTE ARISING FROM OR RELATED TO THIS CONTRACT OR ANY PROVISION CONTAINED HEREIN.

29. Construction of Agreement. This Contract has been fully negotiated between the parties and the parties agree that no presumption shall be made based on which party may have been responsible for the drafting of any provisions herein.

30. Escrow Provisions. It is hereby agreed that the Earnest Money shall not be released by the Escrow Agent except upon the mutual written consent of both parties hereto, or the Escrow Agent is instructed otherwise by a judgment of a court of competent jurisdiction. In the event of such dispute, the Escrow Agent shall also have the right to deposit said Earnest Money into a court of competent jurisdiction and from and after the date such deposit is made the Escrow Agent shall be released and discharged of all obligations with respect thereto.

It is further agreed and understood: (1) that the Escrow Agent may deposit for collection in the Escrow Agent's escrow bank account all checks tendered in payment of the First Deposit without such deposit constituting in any way an acceptance by the Seller of the Purchaser's offer contained in this Contract;
(2) that the Escrow Agent shall not be liable for the disposition of the Earnest Money, except in case of its gross negligence or willful disregard of the provisions of this Contract; and (3) that no compensation shall be paid to the Escrow Agent for its services performed hereunder.


WITNESS:                            CEDAR INCOME FUND PARTNERSHIP, L.P.
                                      By:  Cedar Income Fund, Ltd.


_______________________________            By: _________________________
                                               Brenda J. Walker
                                               Vice President


WITNESS:                                   BUSINESS PROPERTY TRUST, LLC

_______________________________            By: _______________________________
                                               Barry P. Raber
                                               Manager

                                           FIDELITY NATIONAL TITLE
                                           INSURANCE COMPANY OF OREGON,
                                           as Escrow Agent


                                           By: ______________________________
                                               Karleen M. Huggins
                                               Vice President

                                    EXHIBITS
                                    --------


A - Legal Description
B - Service Contracts
C - Leases
D - Due Diligence Delivery Items

                                    EXHIBIT A
                                    ---------

                                Legal Description
                                -----------------


Lot 2, CENTENNIAL INDUSTRIAL PARK PHASE I, according to the official plat thereof as recorded in the office of the Salt Lake County Recorder.

Excepting therefrom all coal, oil, gas, mines, metals, gravel, and all other minerals of whatsoever kind or nature in subject property as excepted by Union Pacific Land Resources Corporation, a Corporation of the State of Utah, in that certain Warranty Deed, dated September 9, 1975, recorded September 12, 1975, as Entry No. 2741808 in Book 3967 at Page 300 of Official Records.

Parcel Identification Number 15-17-300-029.

                                    EXHIBIT B
                                    ---------

                                Service Contracts
                                -----------------

                                [to be attached]

                                    EXHIBIT C
                                    ---------

                              Description of Leases
                              ---------------------

                                [to be attached]

                                    EXHIBIT D
                                    ---------



(i) Statement of income and expense for the Premises for the last three calendar years and the current year through the most recent month-ending, including a list of all capital expenditures on the Premises for such period.

(ii) Copies of all existing and proposed service and maintenance contracts, guaranties and warranties relating to the Premises, including all amendments and modifications thereto.

(iii) A complete and correct current rent roll for the Premises indicating for each resident their name, current rent, concessions (if any), deposits and lease expiration date.

(iv)     ALTA survey of the Premises (if available in Seller's files).

(v) A list of personal Premises owned by Seller and used in connection with the operation and maintenance of the Premises.

(vi) Copies of all plans and specifications, engineering reports, environmental reports, all governmental licenses and permits with respect to the use and occupancy of the Premises in Seller's possession (if available in Seller's files).

(vii) A copy of the most recent available property tax bill for the Premises, including a breakdown and copies of all bonds and assessments encumbering the Premises.

(viii)   Copies of Shell Certificates of Occupancy.

         In addition to the items provided to Purchaser described above (such items above being referred to as "Due Diligence Documents"), Seller shall provide access to Purchaser to supporting books and records, ledgers, records of income, expense, capital expenditures, utility bills, county tax bills, and other supporting documentation for the operation of the Premises at Seller's principal office upon reasonable prior notice. Original tenant files, including rental agreements, payment history and related material will be made available for Purchaser's review and inspection at Seller's principal office, upon reasonable prior notice.

                                                               EX-2 TO EXHIBIT A


                             CEDAR INCOME FUND, LTD.
                          44 South Bayles Avenue, #304
                         Port Washington, New York 11050


                                               Contact: Brenda J. Walker
                                                        Vice President/Treasurer
                                                        516) 767-6492
FOR IMMEDIATE RELEASE:
======================


CEDAR INCOME FUND ANNOUNCES SALE OF UTAH PROPERTY AND AGREEMENT FOR PURCHASE OF
-------------------------------------------------------------------------------
THREE SHOPPING CENTERS
----------------------



Port Washington, New York - May 22, 2001 - Cedar Income Fund, Ltd. (NASDAQ), a real estate investment trust with offices in Port Washington, New York, today announced that it had completed the sale of the Broadbent Business Center in Salt Lake City, Utah. Management has advised that the Salt Lake office/warehouse facility did not fit the Company's future portfolio strategy.

Management expects to reinvest the net proceeds of sale of the Broadbent property in certain qualifying properties. In this connection, the Company also announced that it had entered into an agreement, subject to due diligence and certain closing conditions, to purchase three supermarket-anchored shopping centers containing in the aggregate approximately 470,000 rentable square feet located in eastern Pennsylvania and southern New Jersey.

Cedar Income Fund, Ltd. is a real estate investment trust administered by Cedar Bay Realty Advisors, Inc., Port Washington, New York. Shares of Cedar Income Fund, Ltd. are traded on the NASDAQ (Small Cap) Market under the symbol "CEDR".

                                                                       EXHIBIT B

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   -------------------------------------------

                                    FORM 8-K

                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



         Date of Report (Date of earliest event reported) June 28, 2001


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



-------------------------------------------------------------------------------
(Former name or former address, if changed since last report)

                             Cedar Income Fund, Ltd.

Item 2.  Acquisition or Disposition of Assets

         1) Sale of the Fund's Interest in Corporate Center East - Phase I (Bloomington, Illinois):

         On June 28, 2001, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"), pursuant to a Contract of Sale dated June 4, 2001, sold its interest in Corporate Center East - Phase I, Bloomington, IL, to CIP, LLC for $1.86 million.

         The Operating Partnership incurred closing expenses of approximately $86,000, including a broker's commission of $55,800 and legal and other closing adjustments of approximately $30,000.

         The net sales proceeds received by the Operating Partnership after the aforementioned closing costs, and property taxes of approximately $51,000 were approximately $1.72 million. In addition to such closing costs, the Operating Partnership will pay to Cedar Bay Realty Advisors, Inc. ("CBRA") in accordance with the terms of the Investment Advisory Agreement between CBRA and the Company, a disposition fee of $18,600, representing 1% of the sales price. CBRA has agreed with the Board of Directors and management to defer an additional 2% ($37,200) to which it would otherwise be entitled pursuant to the terms of that agreement, until termination of such agreement. The additional fee will be reduced by 50% if CBRA remains investment advisor to the Company for a period extending beyond December 31, 2005, and will be waived in its entirety if CBRA remains investment advisor to the Company for a period extending beyond December 31, 2009.

         The net cost basis of Corporate Center East on the books of the Operating Partnership as of the closing date was approximately $2,050,000. The net sales price, after closing costs and the write-off of deferred leasing costs and prepaid expense of approximately $81,000, was $1,692,087, resulting in a capital loss of approximately $360,000. It should be noted that the cost basis for the property had been reduced by approximately $204,000 on the books of the Company during the second quarter of 2000, to adjust the value to fair market when the property was reclassified to "real estate held for sale".

         Management intends to reinvest the proceeds of sale in certain qualifying properties, including, without limitation, three supermarket-anchored shopping centers located in eastern Pennsylvania and southern New Jersey, the proposed purchase of which, as formalized in a purchase contract executed by the Company, has been previously announced.

         It should be noted that the Pro Forma Combined Statement of Operations for the three months ended March 31, 2001, as presented as if the Company had disposed of Corporate Center East, as well as the Broadbent Business Center (as previously reported), each as of January 1, 2001, indicates an increase in the net loss per share from $(0.01) to $(0.12). On such restated basis, the Company would have two fewer real estate properties and, accordingly, less revenues/income from those properties. As stated above, and as previously reported, the Company intends to reinvest the proceeds of sale of both properties on a tax-free basis pursuant to the "like-kind exchange" provisions of the Internal Revenue Code, to the extent required in order to defer tax on any gain, in qualifying real estate properties. The Pro Forma Combined Statement of Operations also reflects the previously-reported write-off of approximately $280,000 in deferred financing costs associated with the line of credit that was terminated in the second quarter of 2001.

                             Cedar Income Fund, Ltd.

Item 7.  Financial Statements and Exhibits

         Pro Forma Combined Balance Sheet as of March 31, 2001.

         Pro Forma Combined Statement of Operations for the three months ended March 31, 2001.

         Pro Forma Combined Statement of Operations for the twelve months ended December 31, 2000.

         Notes to Pro Forma Financial Statements.

         Exhibits.

         Contract of Sale dated June 4, 2001.

         Press release dated July 2, 2001, regarding sale of Corporate Center East.

                             Cedar Income Fund, Ltd.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CEDAR INCOME FUND, LTD.


                                                     By: /s/ Leo S. Ullman
                                                         -----------------------
                                                         Leo S. Ullman
                                                         Chairman

         Dated: July 13, 2001

                             Cedar Income Fund, Ltd.
                   Pro Forma Condensed Combined Balance Sheet
                              As of March 31, 2001

The following unaudited Pro Forma Condensed Combined Balance Sheet is presented as if the Company had sold Corporate Center East and Broadbent Business Center on March 31, 2001. This Pro Forma Condensed Combined Balance Sheet should be read in conjunction with the Pro Forma Condensed Combined Statement of Operations of the Company and the historical financial statements and notes thereto of the Company as filed on Form 10-Q for the three months ended March 31, 2001. The Pro Forma Condensed Combined Balance Sheet is unaudited and is not necessarily indicative of what the actual financial position would have been had the Company sold Corporate Center East and Broadbent Business Center on March 31, 2001, nor does it purport to represent the future financial position of the Company.

                                                (As per previously filed 8-K)
                                   Cedar Income                    Repayment           Corporate         Corporate
                                     Fund, Ltd.    Broadbent          of              Center East       Center East     Pro Forma
                                   Historical(a) Disposition(b) Credit Facility(c) 2nd Qtr Activity(d) Disposition(e) March 31, 2001
                                   ------------- -------------- ------------------ ------------------- -------------  --------------
Description
-----------
Assets:
Real estate, net                     $21,894,541  $      --      $       --          $       --         $       --     $ 21,894,541
Real estate held for sale              5,060,723   (3,210,723)           --                  --           (1,850,000)          --
Improvements                                --           --              --               200,820           (200,820)          --
Escrow                                      --      4,839,941      (1,515,644)               --            1,629,208      4,953,505
Cash and cash equivalents              1,072,881      (30,305)           --                  --               (9,882)     1,032,694
Restricted cash                        5,944,365         --              --                  --                 --        5,944,365
Tenant receivables                       195,303      (17,454)           --                  --              (17,845)       160,004
Deferred rent receivable                  25,474         --              --                  --                 --           25,474
Prepaid expenses and other               236,094       (4,891)           --                  --                 (555)       230,648
Deferred leasing and financing costs     837,278      (17,287)       (203,429)             37,975            (67,773)       586,764
Deferred legal                            61,733         --              --                  --               (6,150)        55,583
                                     -----------  -----------    ------------        ------------       ------------   ------------

Total Assets                         $35,328,392  $ 1,559,281    $ (1,719,073)       $    238,795       $   (523,817)  $ 34,883,578
                                     ===========  ===========    ============        ============       ============   ============

Liabilities and Stockholders' Equity

Mortgage notes payable               $17,900,000  $      --      $       --          $       --         $       --     $ 17,900,000
Credit facility                        1,515,644         --        (1,515,644)               --                 --             --
Accrued expenses and other               549,846     (495,266)           --                  --              (77,333)       (22,753)
                                     -----------  -----------    ------------        ------------       ------------   ------------

Total Liabilities                     19,965,490     (495,266)     (1,515,644)               --              (77,333)    17,877,247
                                     -----------  -----------    ------------        ------------       ------------   ------------

Minority interest                      2,316,906         --              --                  --                 --        2,316,906
Limited partner's interest in
  Operating Partnership                9,239,726    1,460,988        (144,658)            169,807           (317,495)    10,408,368

Stockholders' Equity
Common stock                               6,921         --              --                  --                 --            6,921
Additional paid-in capital             3,799,349      593,559         (58,771)             68,988           (128,989)     4,274,136
                                     -----------  -----------    ------------        ------------       ------------   ------------
Total Stockholders' Equity             3,806,270      593,559         (58,771)             68,988           (128,989)     4,281,057
                                     -----------  -----------    ------------        ------------       ------------   ------------
Total Liabilities and
Stockholders' Equity                 $35,328,392  $ 1,559,281    $ (1,719,073)       $    238,795       $   (523,817)  $ 34,883,578
                                     ===========  ===========    ============        ============       ============   ============

            See accompanying Notes to Pro Forma Financial Statements

                             Cedar Income Fund, Ltd.
                   Pro Forma Combined Statement of Operations
                    For the three months ended March 31, 2001

The following unaudited Pro Forma Condensed Combined Statement of Operations is presented as if the Company had disposed of Corporate Center East and Broadbent Business Center as of January 1, 2001 and the Company qualified as a REIT, distributed 90% of its taxable income and, therefore, incurred no income tax expense during the period. This Pro Forma Condensed Combined Statement of Operations should be read in conjunction with the Pro Forma Condensed Combined Balance Sheet of the Company and the historical financial statements and notes thereto of the Company as filed on Form 10-Q for the three months ended March 31, 2001. The Pro Forma Condensed Combined Statement of Operations is unaudited and is not necessarily indicative of what the actual financial position would have been had the Company sold Corporate Center East and Broadbent Business Center as of January 2001, nor does it purport to represent the operations of the Company for future periods.

                                                         (Per previously filed 8-K)
                                          Cedar Income                                  Corporate                      Pro Forma
                                           Fund, Ltd.      Broadbent      Pro Forma    Center East     Pro Forma     3 Months Ended
                                          Historical(f)  Disposition(g) Adjustments(h) Disposition(i) Adjustments(j) March 31, 2001
                                          -------------  -------------- -------------- -------------- -------------- --------------
Revenues:
Base rent                                   $ 712,208      $(118,150)     $    --        $ (35,907)     $    --         $ 558,151
Tenant escalations                            163,427        (36,400)          --          (10,447)          --           116,580
Interest                                      107,644           --           29,292           --           14,297         151,233
                                            ---------      ---------      ---------      ---------      ---------       ---------

Total Revenues                                983,279       (154,550)        29,292        (46,354)        14,297         825,964
                                            ---------      ---------      ---------      ---------      ---------       ---------

Expenses:
Operating Expenses
Property expenses                             258,442        (43,587)          --          (29,098)          --           185,757
Real estate taxes                              91,988        (15,273)          --          (12,323)          --            64,392
Administrative                                 95,379           --             --             --             --            95,379
                                            ---------                                                                   ---------

Total Operating Expenses                      445,809        (58,860)          --          (41,421)          --           345,528
                                            ---------      ---------      ---------      ---------      ---------       ---------

Interest                                      377,479           --          (35,049)          --             --           342,430
Depreciation and amortization                 172,556        (10,249)       (30,669)          --             --           131,638
                                            ---------      ---------      ---------      ---------      ---------       ---------

Total Expenses                                995,844        (69,109)       (65,718)       (41,421)          --           819,596
                                            ---------      ---------      ---------      ---------      ---------       ---------

Net (loss) income before minority interest    (12,565)       (85,441)        95,010         (4,933)        14,297           6,368
Minority interest share of loss                22,888           --             --             --             --            22,888
                                            ---------      ---------      ---------      ---------      ---------       ---------
Net income(loss) before limited partner's
  interest in Operating Partnership            10,323        (85,441)        95,010         (4,933)        14,297          29,256
Limited partner's interest                    (12,940)        60,757        (67,562)         3,507        (10,166)        (26,404)
                                            ---------      ---------      ---------      ---------      ---------       ---------

Net (loss) income before extraordinary item
and cumulative effect adjustment               (2,617)       (24,684)        27,448         (1,426)         4,131           2,852
Extraordinary item
    Write-off of deferred mortgage and
    administrative costs, net of limited
    partner's interest of ($197,044)             --             --          (80,054)          --             --           (80,054)
Cumulative effect of change in accounting
   principle, net of limited partnership
   interest of ($14,723)                       (6,014)          --             --             --             --            (6,014)
                                            ---------      ---------      ---------      ---------      ---------       ---------
Net (loss) income                           $  (8,631)     $ (24,684)     $ (52,606)     $  (1,426)     $   4,131       $ (83,216)
                                            =========      =========      =========      =========      =========       =========

Basic and Diluted Net Income per Share      $   (0.01)     $   (0.04)     $   (0.08)     $    0.00      $    0.01       $   (0.12)
                                            =========      =========      =========      =========      =========       =========

            See accompanying notes to Pro Forma Financial Statements

                             Cedar Income Fund, Ltd.
                   Pro Forma Combined Statement of Operations
                  For the twelve months ended December 31, 2000

The following unaudited Pro Forma Condensed Combined Statement of Operations is presented as if the Company had disposed of Corporate Center East and Broadbent Business Center as of January 1, 2000 and the Company qualified as a REIT, distributed 95% of its taxable income and, therefore, incurred no income tax expense during the period. This Pro Forma Condensed Combined Statement of Operations should be read in conjunction with the Pro Forma Condensed Combined Balance Sheet of the Company and the historical financial statements and notes thereto of the Company as filed on Form 10-K for the year ended December 31, 2000. The Pro Forma Condensed Combined Statement of Operations is unaudited and is not necessarily indicative of what the actual financial position would have been had the Company disposed of Corporate Center East and Broadbent Business Center as of January 1, 2000, nor does it purport to represent the operations of the Company for future periods.

                                                           (Per previously filed 8-K)
                                          Cedar Income                                     Corporate
                                           Fund, Ltd.      Broadbent       Pro Forma      Center East      Pro Forma       2000
                                         Historical(k)   Disposition(l)  Adjustments(m)  Disposition(n)  Adjustments(o)  Pro Forma
                                         -------------   --------------  --------------  --------------  --------------  ---------
Description
-----------
Revenues:
Base rent                                  $ 2,586,473    $  (568,151)     $    --        $ (241,698)     $      --     $ 1,776,624
Tenant escalations                             450,470       (146,988)          --           (44,374)            --         259,108
Interest                                       178,838           --          134,284            --             66,376       379,498
                                           -----------    -----------      ---------      ----------      -----------   -----------

Total Revenues                               3,215,781       (715,139)       134,284        (286,072)          66,376     2,415,230
                                           -----------    -----------      ---------      ----------      -----------   -----------

Expenses:
Operating Expenses
Property expenses                              854,203       (185,083)          --          (115,383)            --         553,737
Real estate taxes                              308,386        (59,080)          --           (49,291)            --         200,015
Administrative                                 525,169           --             --              --               --         525,169
                                           -----------    -----------      ---------      ----------      -----------   -----------

Total Operating Expenses                     1,687,758       (244,163)          --          (164,674)            --       1,278,921
                                           -----------    -----------      ---------      ----------      -----------   -----------

Interest                                       604,182        (52,414)       (93,033)           --               --         458,735
Depreciation and amortization                  621,509       (116,189)       (96,842)        (34,838)            --         373,640
                                           -----------      ---------      ----------     -----------     -----------   -----------

Total Expenses                               2,913,449       (412,766)      (189,875)       (199,512)            --       2,111,296
                                           -----------    -----------      ---------      ----------      -----------   -----------

Net income (loss) before minority interest     302,332       (302,373)       324,159         (86,560)          66,376       303,934
Minority interest                                7,669           --             --              --               --           7,669
Loss on impairment                            (203,979)          --             --           203,979             --            --
Gain on disposal                                91,012           --             --              --               --          91,012
                                           -----------    -----------      ---------      ----------      -----------   -----------

Net income (loss) before limited partner's
   interest in Operating Partnership           197,034       (302,373)       324,159         117,419           66,376       402,615
Limited partner's interest                    (191,615)       215,017       (230,509)        (83,497)         (47,193)     (337,797)
                                           -----------    -----------      ---------      ----------      -----------   -----------

Net income (loss) before extraordinary item      5,419        (87,356)        93,650          33,922           19,183        64,818
Extraordinary item
  Early extinguishment of debt                 (17,502)        17,502           --              --               --            --
Write-off of deferred mortgage and
   administrative costs, net of limited
   partner's interest of ($231,088)               --             --          (93,885)           --               --         (93,885)
                                           -----------    -----------      ---------      ----------      -----------   -----------
Net (loss) income                          $   (12,083)   $   (69,854)     $    (235)     $   33,922      $    19,183   $   (29,067)
                                           ===========    ===========      =========      ==========      ===========   ===========

Basic and Diluted Net Income per Share     $     (0.01)   $     (0.08)     $    0.00      $     0.04      $      0.02   $     (0.03)
                                           ===========    ===========      =========      ==========      ===========   ===========

            See accompanying notes to Pro Forma Financial Statements

                             Cedar Income Fund, Ltd.
                     Notes to Pro Forma Financial Statements

Pro Forma Condensed Combined Balance Sheet
------------------------------------------

a.  Reflects the Company's historical balance sheet as of March 31, 2001.
b.  Reflects the disposition of Broadbent for $5.3 million cash.
c.  Reflects repayment of $1.5 million credit facility.
d. Reflects the activity for Corporate Center East for the period April 1, 2001 through June 27, 2001.
e.  Reflects the disposition of Corporate Center East for $1,860,000.

Pro Forma Condensed Combined Statements of Operations for the three months ended March 31, 2001
--------------------------------------------------------------------------------

f. Reflects the historical operations of the Company for the three months ended March 31, 2001.
g. Reflects the operations of Broadbent for the three months ended March 31, 2001.
h. Reflects the interest income associated with the net cash received from the sale of Broadbent and write-off of deferred mortgage and amortization expenses.
i. Reflects the operations of Corporate Center East for the three months ended March 31, 2001.
j. Reflects the interest income associated with the net cash received from the sale of Corporate Center East.

Pro forma Condensed Combined Statements of Operations for the Year Ended December 31, 2000
------------------------------------------------------------------------

k. Reflects the historical operations of the Company for the year ended December 31, 2000.
l.  Reflects the operations of Broadbent for the year ended December 31, 2000.
m. Reflects the interest income associated with the net cash received from the sale of Broadbent and write-off of deferred mortgage and amortization expense.
n. Reflects the operations of Corporate Center East for the year ended December 31, 2000.
o. Reflects the interest income associated with the net cash received from the sale of Corporate Center East.

                                                               EX-1 TO EXHIBIT B
                                CONTRACT OF SALE
                             CORPORATE CENTER EAST I

Contract of Sale made as of the 4th day of June, 2001 between CEDAR INCOME FUND PARTNERSHIP, L.P. formerly known as UNI-INVEST (U.S.A.) PARTNERSHIP, L.P., a Delaware limited partnership with an address c/o Brentway Management LLC, 44 South Bayles Avenue, Port Washington, NY 11050 ("Seller") and CIP, LLC a limited liability company with an address at 405 N. Hershey, Bloomington, IL.

                              W I T N E S S E T H:

         For and in consideration of the mutual covenants herein contained, the parties hereto agree as follows:

1. Agreement to Sell. Seller agrees to sell to Purchaser, and Purchaser agrees to buy from Seller all that certain lot, tract or parcel of land and premises, together with all buildings and improvements thereon, located at 2205 E. Empire Street, Bloomington, Illinois and more particularly described in Exhibit A attached hereto (the "Premises").

2. Purchase Price. Purchaser agrees to pay to Seller, and Seller agrees to accept as and for the purchase price for the Premises the sum of One Million Eight Hundred Sixty Thousand Dollars ($1,860,000) which sum (the "Purchase Price") shall be paid as follows:

         (a) Upon execution of this contract, Purchaser shall deliver a certified or bank check in the amount of $93,000 (the "Down Payment") to be held by Stuart Widowski, Esq. ("Escrow Agent"), in accordance with the terms of this Contract; and

         (b) Upon closing of title, the balance of the Purchase Price, subject to apportionments pursuant to Paragraph 12 hereof, shall be paid to Seller. All monies in excess of $500 payable under this Contract, unless otherwise agreed to by Seller, shall be paid by unendorsed certified check of Purchaser, or official check of any bank, savings bank, trust company or savings and loan association having a banking office in the State of New York or, at Seller's or Purchaser's election, by wire transfer to Seller's account.

3. Title to Premises. Purchaser acknowledges that the Premises are to be conveyed subject to the following matters, which matters shall not be deemed to be title defects rendering Seller's title to the Premises unmarketable:

         (a) Zoning ordinances and other applicable governmental regulations and requirements, provided same do not prohibit the maintenance of the existing use of the Premises;

         (b) Retaining walls and other walls, bushes, trees, hedges, fences and the like extending from or onto the Premises, and any portion of the Premises lying in the bed of any public street;

         (c) Rights of the public and adjoining owners of highways, streets, roads, and lanes bounding the Premises;

         (d) Rights of any utility companies of record;

         (e) Covenants, restrictions, and easements of record on the date hereof, if any, provided same are not currently being violated;

         (f) The present physical condition of the Premises, and all improvements thereon, and any changes that may result in such condition from reasonable wear and tear and natural deterioration prior to the closing;

         (g) Liens for taxes, assessments, water charges and sewer rents not yet due and payable, subject to adjustment as hereinafter set forth;

         (h) Such state of facts which an accurate survey would show, including the location of the Premises in relation to any flood plain, provided same do not prevent the use of the existing structures on the Premises;

         (i) Standard conditions and exceptions to title contained in the standard form of Owner's Title Insurance Policy; and

         (j) Leases, as hereinafter provided.

4. Title Search. Purchaser agrees to order a title search of the Premises from New York Land Services, Inc., 630 Third Avenue, 5th Floor, New York, NY 10017
(212) 490-2277, as agent for Commonwealth Land Title Insurance Company (the "Title Company") within three (3) business days of the date hereof and shall cause a duplicate of all title reports to be simultaneously delivered to Seller. If Purchaser's title report discloses any title matter not provided for above which operates to render title to Premises unmarketable (a "Title Defect"), then Purchaser shall give notice thereof to Seller in writing prior to the earlier of
(a) ten (10) days after receipt of such search results or (b) thirty (30) days of the date hereof ("Title Objection Period"), and Seller shall have thirty (30) business days, at its option, and in its sole discretion, to cure such title matters. If Seller is not able or does not elect to cure, satisfy or discharge the same, then Purchaser's sole right shall be to terminate this Contract on notice to Seller within five (5) days after Seller notifies Purchaser that it will not or cannot cure, satisfy or discharge same, and thereafter the Down Payment (and any interest accrued thereon) shall be returned to Purchaser and neither party shall have any further rights or liabilities under this Contract. If Purchaser does not exercise its right to terminate this Contract, then Purchaser shall accept such title as Seller is able to convey without reduction or abatement of the Purchase Price. Any objection to title based on a Title Defect existing on the date hereof not raised in accordance with the provisions of this Section within the Title Objection Period shall be deemed waived.


5. No Representations. Purchaser has made such examination of the Premises, the operation, income and expenses thereof and all other matters affecting or relating to this transaction as Purchaser deems necessary. Purchaser affirms that Seller has not made nor has Purchaser relied upon any representation, warranty or promise made by Seller or any broker or any representative or agent of Seller whether express or implied, oral or written with respect to the Premises or its physical condition, income, expenses, operation or use, or the laws, ordinances, rules and regulations applicable to the Premises or compliance of the Premises therewith, or any other matter or thing affecting or related to the Premises, including without limitation the presence or absence of any pollutant or hazardous substance on, about or adjacent to the Premises or the suitability of the Premises for Purchaser's intended use, except as specifically set forth in this Contract. It is understood and agreed that Purchaser is acquiring and will accept conveyance of the Premises and the equipment and fixtures therein in their "as is" condition, subject to reasonable wear and tear prior to closing of title, provided that Seller agrees to deliver the Premises with the roof free of leaks, the building structurally sound and the mechanical systems in working order.

6. Seller's Representations and Warranties. Seller represents and warrants to Purchaser as follows:

         (a) Seller has received no written notice of any action for eminent domain from any governmental instrumentality having jurisdiction thereof.

         (b) Seller has received no written notice issued by insurance or casualty companies affecting the Premises, with respect to violations affecting the same as to use or operation.

         (c) There are no service contracts affecting the Premises for elevator service, air conditioning and heating service, except as listed on Exhibit B annexed hereto.

         (d) There are no outstanding contracts with any labor unions affecting employees who may be used in connection with the operation of the Premises.

         (e) Seller has not received any written notice(s) from any governmental agencies concerning building code or ADA violations at the Premises.

         (f) Seller has not received any written notice(s) from any governmental agencies concerning environmental violations involving the Premises.

7. Purchaser's Representations and Warranties. Purchaser hereby represents and warrants to Seller as follows: Purchaser is a limited liability company organized and validly existing under the laws of Illinois and is or will be qualified under the laws of the State of Illinois to conduct business therein on the Closing Date.

8. Personalty and Fixtures. All right, title, and interest of Seller in and to the personalty and fixtures that are in or on the Premises, and are due to be transferred at the time of Closing, shall be deemed transferred to Purchaser under the deed to be delivered at Closing. No part of the Purchase Price shall be deemed to have been paid by Purchaser for the personalty and fixtures. In the event a taxing authority shall determine that a sales tax is due on the personalty, Purchaser agrees to pay the same. This provision shall survive Closing.

9. Destruction. If, prior to the Closing, all or a material portion of the Premises is destroyed by fire or any other casualty, or becomes the subject of an actual eminent domain proceeding, (a) Seller shall notify Purchaser of such fact and (b) Purchaser shall have the option, which must be exercised within fifteen (15) days of the foregoing notice from Seller, to cancel this Contract in which case Purchaser shall receive return of the Down Payment and any accrued interest thereon. In the absence of such exercise, or in the event the portion of the Premises affected is not material, (x) Seller shall assign to Purchaser all of its rights to any insurance or condemnation proceeds awarded with respect to such casualty or condemnation; and (y) Seller shall convey the Premises to Purchaser without an abatement of the purchase price or obligation on the part of Seller to restore the damage. Purchaser waives the provisions of the State of Illinois Uniform Vendor and Purchaser Risk Act (765 ILCS 65/1) to the extent contrary to the terms set forth hereinabove.

10. Leases. The Premises are sold and shall be conveyed subject to the leasehold interests and tenancies (the "Leases") listed on Exhibit C attached hereto and made a part hereof. Purchaser acknowledges that it has had an opportunity to examine copies of the Leases and will accept title subject thereto. Seller does not warrant that any particular Lease will be in force or effect at the Closing or that the tenant will have performed their obligations thereunder. The termination of any Lease, the removal of any tenant or vacation by any tenant prior to the Closing shall not affect the obligations of Purchaser under this Contract in any manner or entitle Purchaser to any abatement of or credit against Purchaser's obligations or give rise to any other claim of Purchaser. If Purchaser shall, subsequent to the date of Closing, collect rentals from any tenants in arrears, such rentals shall first be applied to rentals due for a period of thirty (30) days prior to the date of Closing, which amounts shall be remitted to Seller promptly after receipt thereof. Purchaser agrees to bill the applicable tenants as soon as practicable and to promptly remit to Seller the portion of any additional rent attributable to the period prior to the date of Closing as and when collected. This obligation shall survive the Closing.

11. Closing of Title. The closing of title ("Closing") shall be held at such place as the parties shall mutually agree at a mutually agreeable date and time but in no event later than July 1, 2001 (the "Closing Date"). The following actions shall take place at Closing:

         (a) Seller shall deliver to Purchaser a Special Warranty Deed, properly executed in proper form for recording so as to convey the title required by this Contract;

         (b) Purchaser shall pay to Seller the balance of the Purchase Price, as provided in Paragraph 2 of this Contract;

         (c) Apportionments shall be made pursuant to Paragraph 12 hereof;

         (d) Seller shall pay all applicable real property transfer taxes customarily paid by sellers;

         (e) Purchaser shall cause the deed to be recorded, duly complete all required real property transfer returns and cause all such returns and checks in payment of such taxes to be delivered to the appropriate officers promptly after the Closing;

         (f) Seller and Purchaser shall each deliver to the other a consent of partners, board resolutions or other appropriate evidence of authority to enter into the transactions described herein; and

         (g) Seller shall assign to Purchaser and Purchaser shall assume all Leases and security deposits held in connection therewith and all security deposits, if any, shall be transferred to Purchaser; and

         (h) Purchaser shall deliver to Seller an agreement indemnifying and agreeing to defend Seller against any claims made by tenants with respect to tenants' security deposits to the extent assigned to Purchaser and claims by real estate brokers with respect to claims arising from renewals, expansions or other modifications or new leases entered into after the Closing Date.

         (i) Seller shall pay the premium for an ALTA Owner's Policy of Title Insurance insuring title in the name of Purchaser, subject to all exceptions provided for hereunder, in a policy amount equal to the Purchase Price.

12. Apportionments. The following are to be apportioned between Seller and Purchaser as of midnight of the day before the date of Closing:

         (a)      Rents collected from the Premises as of the Closing Date; and
         (b)      Charges under transferable service contracts; and
         (c)      Real estate taxes, assessments and water and sewer rents

13. Use of Purchase Price to Pay Encumbrances. If there is any liability affecting the Premises which Seller is obligated to pay and discharge at Closing, Seller may use any portion of the balance of the Purchase Price to discharge such liability. As an alternative, Seller may deposit with Purchaser's title insurance company such amounts as may be required to assure discharge of the liability. Upon request made within a reasonable time before Closing, Purchaser agrees to provide separate certified checks as requested to assist in clearing up these matters.

14. Brokerage. Purchaser and Seller each represent to the other that it did not deal with any broker except Coldwell Banker/Heart of America Realtors and Brentway Management LLC (the "Brokers") in connection with this transaction. Purchaser and Seller each represent to the other that no broker other than the aforementioned brokers was instrumental in bringing about this sale. In the event any claim is made by a broker, finder or similar person based on actual dealings with either party hereto, such party with whom said broker claims to have dealt shall indemnify and hold harmless the other from and against any and all claims, loss, liability and expense (including without limitation reasonable legal fees) in connection with any such claims. The Brokers shall be paid a real estate sales commission by the Seller in accordance with separate agreements between the Brokers and the Seller.

15. Liability for Breach of Contract. The liability of Seller hereunder is hereby limited to return of any sums deposited with Seller on account of the sale (and any interest accrued thereon), upon which the liability of Seller shall wholly cease, and Purchaser shall have no further claim against Seller for any default, breach or violation hereof. Upon the default or failure of Purchaser to perform its agreements hereunder, Seller shall be entitled to the full amount of the Down Payment as liquidated damages, which sum Purchaser agrees is not a penalty and which sum is a reasonable estimation of Seller's damages, such damages being difficult to calculate at this time.

16. Further Assurances. Each of the parties hereby agrees to execute, acknowledge and deliver such other documents or instruments as the other may reasonably require from time to time to carry out the purposes of this Contract.

17. Notices. All notices, requests, consents, approvals or other communications under this Contract shall be in writing and sent by overnight delivery service requiring the recipient's signature mailed by certified mail, return receipt requested, postage prepaid, addressed (a) if to Seller, at the address set forth above, with a copy to Stuart H. Widowski, General Counsel, SKR Management Corp., 44 South Bayles Avenue, Port Washington, New York 11050 and (b) if to Purchaser, at the address set forth above; or at such other address as either party shall designate by giving notice thereof to the other party in the manner above provided. Such notice shall be deemed effective upon delivery to or refusal by the intended recipient thereof.

18. Merger. The acceptance of a deed by Purchaser shall be deemed to be a full performance by Seller of, and shall discharge Seller from, all obligations hereunder and thereafter, Seller shall have no liability hereunder to Purchaser, or to any other person, firm, corporation or public body with respect to the Premises, except as herein specifically provided. In the event that any representation of Seller hereunder shall be false, Purchaser's sole right shall be to terminate this Contract and obtain return of any sums deposited with Seller on account of this sale (with any interest accrued thereon) and neither party shall have any further rights or liabilities hereunder. The representations and indemnities of Seller shall not survive the Closing unless specifically provided in this Contract.

19. Binding Effect; Entire Agreement. This Contract, once executed by both parties, shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, legal representatives, successors and permitted assigns. This Contract contains the entire agreement between the parties, and may not be modified except by a writing executed by the party against whom enforcement is sought. Prior to execution by both parties, this Contract shall not constitute an offer nor confer any rights upon Purchaser.

20. Recording. This Contract of Sale shall not be recorded by either party.

21. No Assignment. None of the rights or obligations under this Contract shall be assignable by the Purchaser without prior written consent of Seller and any such attempted assignment shall be without force or effect.

22. Governing Law. This Contract of Sale shall be construed in accordance with and governed by the laws of the State of Illinois.

23. Escrow. Anything herein contained to the contrary notwithstanding, the Down Payment shall be paid by wire transfer into an account designated by Stuart Widowski, Esq., Escrow Agent (hereinafter called the "Escrow Agent") and shall be held in escrow in a segregated interest bearing account it maintains with North Fork Bank (The Down Payment together with all such interest, if any, is hereinafter referred to as the "Escrow Funds".) It is further agreed that the Escrow Funds shall not be released by said Escrow Agent except upon the mutual written consent of both parties hereto, or, if such consent is not obtained, the Escrow Agent may deliver such Escrow Funds to the party entitled to same pursuant to the provisions of this Contract, provided not less than five (5) business days' prior written notice is given to the parties. If after sending such notice, the Escrow Agent receives written notice from either party disputing the intended disposition of the Escrow Funds as indicated in said notification from the Escrow Agent, then notwithstanding anything herein contained to the contrary, the Escrow Agent shall retain such Escrow funds until the dispute is settled, as evidenced by mutual written agreement of the parties, or the Escrow Agent is instructed otherwise by a final judgment of a court of competent jurisdiction. In the event of such dispute, the Escrow Agent shall also have the right to deposit said Escrow Funds into a court of competent jurisdiction and from and after the date such deposit is made and notice thereof is given to Purchaser and Seller the Escrow Agent shall be released and discharged of all obligations with respect thereto.

It is further agreed and understood: (1) that the Escrow Agent may deposit for collection in the Escrow Agent's escrow bank account all checks tendered or wire transfers received in payment of the Down Payment without such deposit constituting in any way an acceptance by the Seller of the Purchaser's offer contained in this Contract; (2) that the Escrow Agent shall not be liable for the disposition of the Escrow Funds, except in the case of its gross negligence or willful disregard of the provisions of his Contract; (3) that no compensation shall be paid to the Escrow Agent for its services performed hereunder; and (4) that the service by Stuart Widowski, Esq. as Escrow Agent hereunder shall not be a bar to such attorney's acting as attorney for the Seller in connection with the transactions contemplated by this Contract. Seller and Purchaser hereby indemnify and hold Escrow Agent harmless against any loss, cost, liability, judgment, claim or other expense whatsoever (including reasonable attorneys' fees) incurred or arising out of the performance of its duties hereunder, except claims arising from Escrow Agent's gross negligence or willful breach of its duties.

24. Negotiations with Third Parties. Seller agrees that from the date of this Contract until the earlier to occur of (a) the Closing or (b) a default by Purchaser in any of its obligations hereunder, Seller shall not negotiate with any third-party purchaser for the sale of the Premises.

25. Time of the Essence. Time is of the essence with respect to all obligations to be performed hereunder.

26. Waiver of Jury Trial. Waiver of Trial by Jury. THE PARTIES HERETO EACH WAIVE THE RIGHT TO TRIAL BY JURY WITH RESPECT TO ANY DISPUTE ARISING FROM OR RELATED TO THIS CONTRACT OR ANY PROVISION CONTAINED HEREIN.

27. Construction of Agreement. This Contract has been fully negotiated between the parties and the parties agree that no presumption shall be made based on which party may have been responsible for the drafting of any provisions herein.

28. Attorneys Authorized to Extend Time. The respective attorneys for each of Seller and Purchaser are authorized to consent in writing to the extension of any time period set forth herein.

29. Costs. Except as explicitly provided otherwise herein, any action to be performed by any party herein shall be performed by such party at its sole cost and expense.

WITNESS:                            CEDAR INCOME FUND PARTNERSHIP, L.P.
                                    by:  Cedar Income Fund, Ltd.

                                    By: /s/ Brenda J. Walker
------------------------               --------------------------------------
                                    Name:   Brenda J. Walker
                                    Title:  Vice President


WITNESS:                            CIP, LLC


                                    By: /s/   Laurence F. Hundman
------------------------               --------------------------------------
                                    Name:     Laurence F. Hundman
                                    Title:    Manager

                                    EXHIBITS


A - Legal Description
B - Service Contracts
C - Leases

                                    EXHIBIT A

Lot 1 in Corporate Center East Subdivision in the North East 1/4 of Section 2, Township 23 North, Range 2 East of the Third Principal Meridian, according to the Plat thereof recorded January 27, 1988 as Document No. 88-1195, in McLEAN COUNTY, ILLINOIS.

Together with a nonexclusive assessment for ingress, egress and parking created by the certain Ingress, Egress and Parking Easements dated March 9, 1988 and recorded March 10, 1988 as Document No. 88-3619, in McLEAN COUNTY, ILLINOIS.

Together with the nonexclusive rights, benefits and burdens of the following described easement as they may pertain to the property herein conveyed, to-wit:
Easement for ingress and egress created by Agreement dated December 23, 1988 and recorded February 9, 1987 as Document No. 87-2108 by and between Bloomington-Normal Airport Authority and Life Investors Insurance Company of America; reserving unto Grantor the nonexclusive rights created by said easement for the use and benefit of Lots 2 and 3 of Corporate Center East Subdivision aforesaid, in McLEAN COUNTY, ILLINOIS.

                                    EXHIBIT B


Wear & Tear Janitorial                      Common area cleaning

American Disposal Service                   8 yard dumpster

Golf Green Lawn Care                        Lawn chemicals

Prochnow Landscaping                        Snow removal

Verizon                                     Sprinkler monitor

Orkin                                       Pest control

City of Bloomington                         Water (2 accounts)

Illinois Power                              Electric (2 accounts)

Nicor                                       Gas (2 accounts)

Apartment Mart                              Property Management

Apartment Mart                              Lawn services

Coldwell Banker                             Leasing services

Culligan Water Conditioning                 Filter rental


                                                              EXHIBIT C


                                                       BRENTWAY MANAGEMENT LLC


User: MANAGER                                             Commercial Rent Roll                                                Page 1

Property: CEDAR INCOME FUND-ILLINOIS           Report Date From: 6/01/01 To: 6/30/01
          BLOOMINGTON, IL 61704

                                                                    TEAM                        PRORATED                  BASE RENT
                                                  SQ. FOOT     --------------      UNIT INFO    BASE RENT     RENT PER    INCREASE
TENANT                             UNIT REF NO.   OCCUPIED     FROM        TO      BASE RENT     ANNUAL       SQ FT/YR     (DATE)
------                             ------------   --------     ----        --      ---------    ---------     ---------   ---------

AMERICAN UNION INSURANCE CO           701-A        2590       9/01/00   10/31/03    2697.92      32375.04      12.50      11/01/00

EMC CORPORATION                       701-B        9928       5/14/01    4/30/06   10548.50     126582.50      12.75       6/01/01
                                                                                                                           6/01/02
                                                                                                                           6/01/03
                                                                                                                           6/01/04
                                                                                                                           6/01/05



MERRILL LYNCH, PIERCE, FENNER         701-C        4455      11/22/99   12/31/09    3712.50     44550.00       10.00      12/01/99
                                                                                                                          12/01/04

SKYWARD, INC.                         701-D        5929      11/22/96   11/30/02    5558.44     66701.28       11.25      12/01/99
                                                                                                                          12/01/01


*** VACANT ***                        701-E        2298                                0.00         0.00        0.00


-----------------------------------------------------------------------------------------------------------------------------------

TOTALS:                                           25200                            22517.36    270208.32       11.80

                Total Occupied Square Feet :      22902

                Total Vacant Square Feet   :       2298

-----------------------------------------------------------------------------------------------------------------------------------

GRAND TOTALS:                                     25200                            22517.36    270208.32       11.80

                Total Occupied Square Feet :      22902

                Total Vacant Square Feet   :       2298



                                                             BASE RENT
                                                  SQ. FOOT   INCREASE    - OPERATING EXPENSE -   -- REAL ESTATE TAX --
TENANT                             UNIT REF NO.   OCCUPIED   (AMOUNT)     MONTH      SQ FT/YR      MONTH      SQ FT/YR
------                             ------------   --------   ---------    -----      --------      -----      --------

AMERICAN UNION INSURANCE CO           701-A        2590      2,697.92     0.00          0.00       0.00          0.00

EMC CORPORATION                       701-B        9928     10,548.50     0.00          0.00       0.00          0.00
                                                            10,755.33
                                                            10,962.17
                                                            11,169.00
                                                            11,375.83



MERRILL LYNCH, PIERCE, FENNER         701-C        4455      3,712.50     0.00          0.00       0.00          0.00
                                                             4,455.00

SKYWARD, INC.                         701-D        5929      5,588.44     0.00          0.00       0.00          0.00
                                                             5,681.96


*** VACANT ***                        701-E        2298          0.00     0.00          0.00       0.00          0.00


---------------------------------------------------------------------------------------------------------------------------

TOTALS:                                           25200          0.00     0.00          0.00       0.00          0.00

                Total Occupied Square Feet :      22902

                Total Vacant Square Feet   :       2298

---------------------------------------------------------------------------------------------------------------------------

GRAND TOTALS:                                     25200          0.00     0.00          0.00       0.00          0.00

                Total Occupied Square Feet :      22902

                Total Vacant Square Feet   :       2298




                                                  SQ. FOOT   -- CPI EXPENSE --       -- GROSS RENTS --
TENANT                             UNIT REF NO.   OCCUPIED   MONTH      SQ FT/YR     SQ FT/YR      TOTAL
------                             ------------   --------   -----      --------     --------      -----

AMERICAN UNION INSURANCE CO           701-A        2590       0.00          0.00       12.50      2,697.92

EMC CORPORATION                       701-B        9928       0.00          0.00       12.75     10,548.50







MERRILL LYNCH, PIERCE, FENNER         701-C        4455       0.00          0.00       10.00      3,712.50


SKYWARD, INC.                         701-D        5929       0.00          0.00       11.25      5,558.44



*** VACANT ***                        701-E        2298       0.00          0.00        0.00          0.00


-----------------------------------------------------------------------------------------------------------

TOTALS:                                           25200       0.00          0.00       10.72     22,517.36

                Total Occupied Square Feet :      22902

                Total Vacant Square Feet   :       2298

-----------------------------------------------------------------------------------------------------------

GRAND TOTALS:                                     25200       0.00          0.00       10.72     22,517.36

                Total Occupied Square Feet :      22902

                Total Vacant Square Feet   :       2298


                                                               EX-2 TO EXHIBIT B

                             CEDAR INCOME FUND, LTD.
                          44 South Bayles Avenue, #304
                         Port Washington, New York 11050

                                            Contact:   Brenda J. Walker
                                                       Vice President/Treasurer
                                                       (516) 767-6492
FOR IMMEDIATE RELEASE:

              CEDAR INCOME FUND ANNOUNCES SALE OF ILLINOIS PROPERTY
                       AND INTENTION TO REINVEST PROCEEDS

Port Washington, New York - July 2, 2001 - Cedar Income Fund, Ltd. (NASDAQ) today announced that it had completed the sale of Corporate Center East in Bloomington, Illinois. Management has advised that this property, like the Salt Lake office/warehouse facility sold in May of this year, does not fit the Company's future primary portfolio focus on retail properties.

The Board of Directors of the Company has also decided to retain and reinvest the net proceeds of the sale of Corporate Center East and of the Salt Lake property in certain qualifying retail properties, including, without limitation, three supermarket-anchored shopping centers in eastern Pennsylvania and southern New Jersey, as previously announced. In this regard, the Board and management expect to elect to defer any gain for Federal income tax purposes with respect to such sales pursuant to the tax-free exchange provisions of Section 1031 of the Internal Revenue Code. Accordingly, the Directors do not presently contemplate distribution of any capital gain dividend for the year nor any ordinary dividend except to the extent required to meet the distribution requirements of continued REIT status under the Internal Revenue Code (generally 90% of certain otherwise taxable income, if any). Such determination as to required distributions, if any, will be made in December of this year.

Cedar Income Fund, Ltd. is a real estate investment trust administered by Cedar Bay Realty Advisors, Inc., Port Washington, New York. Shares of Cedar Income Fund, Ltd. are traded on the NASDAQ (Small Cap) Market under the symbol "CEDR".