Form 10-Q
period 2001-09-30
CEDAR INCOME FUND LTD /MD/
filed 2001-11-14
CIK 761648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



      Date of Report (Date of earliest event reported): September 30, 2001


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

                             Cedar Income Fund, Ltd.


                                      INDEX

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000

                  Consolidated Statements of Shareholders' Equity - September 30, 2001 (unaudited) and December 31, 2000

                  Consolidated Statements of Operations - Three Months and Nine Months Ended September 30, 2001 and 2000 (unaudited)

                  Consolidated Statements of Cash Flow - Nine Months Ended September 30, 2001 and 2000 (unaudited)

                  Notes to Consolidated Financial Statements - September 30, 2001 (unaudited)

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K and 8-K/A

Signatures

Part I.  Financial Information
Item 1.  Financial Statements (unaudited)

                             Cedar Income Fund, Ltd.
                           Consolidated Balance Sheets

                                                      September 30,             December 31,
                                                          2001                     2000
                                                      (unaudited)
                                                     ---------------------------------------
Assets
Real Estate
     Land                                             $  5,082,028             $  5,681,696
     Buildings and improvements                         23,973,268               22,589,834
                                                      ------------             ------------
                                                        29,055,296               28,271,530
     Less accumulated depreciation                      (3,079,843)              (4,176,607)
                                                      ------------             ------------
     Real estate                                        25,975,453               24,094,923
Real estate held for sale                                     --                  1,850,000
Property deposit                                           350,000                     --
Cash and cash equivalents                                2,530,988                  841,111
Restricted cash                                          4,437,541                7,298,671
Rents and other receivables                                115,548                  211,685
Deferred financing costs, net                              406,054                  831,128
Deferred legal, net                                         59,602                   98,833
Prepaid expenses, net                                      145,961                  100,720
Deferred leasing commissions                               437,868                   79,960
Deferred rental income                                      25,474                   43,762
Taxes held in escrow                                       106,600                  152,963
                                                      ------------             ------------
Total Assets                                          $ 34,591,089             $ 35,603,756
                                                      ============             ============
Liabilities and Shareholders' Equity
Liabilities
  Mortgage loan payable                               $ 17,900,000             $ 17,900,000
  Line of credit                                              --                  1,515,644
  Accounts payable and accrued expenses                    228,375                  670,351
  Security deposits                                         19,832                   66,980
  Advance rents                                             22,926                  103,261
                                                      ------------             ------------
Total Liabilities                                       18,171,133               20,256,236
                                                      ------------             ------------

Minority interest                                        2,270,856                2,291,110
Limited partner's interest in consolidated
     Operating Partnership                              10,035,484                9,241,509

Shareholders' Equity
     Common Stock ($0.01 par value)                                                    --
     50,000,000 shares authorized, 692,111
         shares outstanding                                  6,921                    6,921
         Additional paid-in capital                      3,807,980                3,807,980
         Undistributed net income                          298,715                     --
                                                      ------------             ------------
 Total Shareholders' Equity                              4,113,616                3,814,901
                                                      ------------             ------------
Total Liabilities and Shareholders' Equity            $ 34,591,089             $ 35,603,756
                                                      ============             ============

           See Accompanying Notes to Consolidated Financial Statements

                             Cedar Income Fund, Ltd.
                 Consolidated Statements of Shareholders' Equity
                                   (unaudited)

                                                               Additional         Undistributed             Total
                                           Common               Paid-In                Net               Shareholders'
                                            Stock               Capital               Income                Equity
                                         ------------------------------------------------------------------------------
Balance at December 31, 2000             $    6,921            $3,807,980                  --              $3,814,901

Undistributed net income                       --                    --                 298,715               298,715
                                         ----------            ----------            ----------            ----------
Balance at September 30, 2001            $    6,921            $3,807,980            $  298,715            $4,113,616
                                         ==========            ==========            ==========            ==========















           See Accompanying Notes to Consolidated Financial Statements

                             Cedar Income Fund, Ltd.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                         September 30,
                                                               2001               2000               2001               2000
                                                            --------------------------------------------------------------------
REVENUE
     Rents                                                  $   822,332        $   934,045        $ 2,582,793        $ 2,148,013
     Interest                                                    38,380             31,918            226,930            128,454
                                                            -----------        -----------        -----------        -----------
Total Revenue                                                   860,712            965,963          2,809,723          2,276,467
                                                            -----------        -----------        -----------        -----------
EXPENSES
     Property expenses:
         Payroll                                                 17,831             14,042             45,258             14,042
         Real estate taxes                                       69,362             92,999            244,674            217,753
         Repairs and maintenance                                 54,991             61,723            228,098            177,301
         Utilities                                               49,775             95,417            168,738            174,137
         Management fee                                          26,362             33,968             92,534             94,353
         Insurance                                                7,152             12,115             28,853             24,751
         Other                                                   48,551             49,453            157,710             90,453
                                                            -----------        -----------        -----------        -----------
Property expenses, excluding depreciation                       274,024            359,717            965,865            792,520
     Depreciation                                               148,398            149,174            400,907            370,447
     Amortization                                                10,226             60,698             63,809             82,360
                                                            -----------        -----------        -----------        -----------
Total property expenses                                         432,648            569,589          1,430,581
Interest                                                        293,425            225,904            960,081            298,569
Administrative fees                                              41,397             24,468             89,567             73,404
Directors' fees and expenses                                     24,468             18,058             73,404             59,999
Other administrative                                             92,840            105,045            201,069            283,108
                                                            -----------        -----------        -----------        -----------
Total Expenses                                                  884,778            943,064          2,754,702          1,960,407
                                                            -----------        -----------        -----------        -----------
Net income before minority interest                             (24,066)            22,899             55,021            316,060
Minority interest                                               (26,183)           (25,991)           (20,254)           (25,991)
                                                            -----------        -----------        -----------        -----------
Net income before loss on impairment
  and gain/loss on disposal                                     (50,249)            (3,092)            34,767            290,069
Loss on impairment                                                 --                 --                 --             (203,979)
Loss on disposal                                                   --                 --             (295,610)              --
Gain on disposal                                                   --                 --            1,638,416             68,512
                                                            -----------        -----------        -----------        -----------
Net (loss) income before limited partner's interest
     in Operating Partnership                                   (50,249)            (3,092)         1,377,573            154,602
Limited partner's interest                                       23,449            (25,286)          (996,532)          (151,474)
                                                            -----------        -----------        -----------        -----------
Net (loss) income before cumulative effect adjustment           (26,800)           (28,378)           381,041              3,128
Cumulative effect of change in accounting principles,
  net of limited partner's share of ($14,723)                      --                 --               (6,014)              --
                                                            -----------        -----------        -----------        -----------
Net loss income  before extraordinary items                     (26,800)           (28,378)           375,027              3,128
Extraordinary items
   Early extinguishment of debt (net of limited
   partner's share of $187,834)                                    --                 --              (76,312)              --
   Early extinguishment of debt (net of limited
   partner's share of $32,073)                                      --                 --                 --             (17,502)
                                                            -----------        -----------        -----------        -----------
Net (loss) income                                           $   (26,800)       $   (28,378)       $   298,715        $   (14,374)
                                                            ===========        ===========        ===========        ===========
Net (loss) earnings per share before cumulative
  effect adjustment                                         $     (0.04)       $     (0.03)       $      0.55        $      0.00
                                                            ===========        ===========        ===========        ===========
Cumulative change in accounting principle                   $      --          $      --          $     (0.01)       $      --
                                                            ===========        ===========        ===========        ===========
Net (loss) earnings per share before
  extraordinary items                                       $     (0.04)       $     (0.03)       $      0.54        $      0.00
                                                            ===========        ===========        ===========        ===========
Extraordinary loss per share                                $      --                 --          $     (0.11)              --
                                                            ===========        ===========        ===========        ===========
Extraordinary loss per share                                $      --          $      --          $      --          $     (0.02)
                                                            ===========        ===========        ===========        ===========
Net (loss)earnings per share                                $     (0.04)       $     (0.03)       $      0.43        $     (0.02)
                                                            ===========        ===========        ===========        ===========
Dividends to shareholders                                          --          $    79,211        $      --          $   267,951
                                                            ===========        ===========        ===========        ===========
Dividends to shareholders per share                         $      --          $      0.09        $      --          $      0.29
                                                            ===========        ===========        ===========        ===========
Average number of shares outstanding                            692,111            843,200            692,111            932,396
                                                            ===========        ===========        ===========        ===========

           See Accompanying Notes to Consolidated Financial Statements

                             Cedar Income Fund, Ltd.
                       Consolidated Statement of Cash Flow
                       -----------------------------------
                                   (unaudited)

                                                                  Nine Months Ended
                                                           --------------------------------
                                                           Sept. 30, 2001    Sept. 30, 2000
                                                           --------------    --------------
Net Income                                                 $   298,715        $   (14,374)
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
Limited partner's interest in Operating Partnership            996,532            151,474
Minority interest share of income                               20,254             25,991
Gain on sale of Broadbent Business Center                   (1,638,416)              --
Loss on sale of Corporate Center East                          295,610               --
Gain on sale of Germantown Square                                 --              (91,012)
Loss on real estate impairment                                    --              203,979
Cumulative effect of change in accounting principle             20,737               --
Early extinguishment of debt                                   264,146            (49,575)
Depreciation and amortization                                  464,716            370,447
Decrease in deferred rental receivable                          18,288              2,156

Changes in operating assets and liabilities:                      --                 --
Decrease in rent and other receivables                          96,137             28,043
(Increase) decrease in prepaid expenses                        (45,241)             7,476
 Decrease in deferred lease commissions                         33,936             27,852
Decrease in deferred legal                                      39,231               --
Decrease in taxes held in escrow                                46,362              6,259
(Decrease) increase in accounts payable                        (98,886)           394,946
Decrease in amounts due from co-tenancy partner                   --               56,993
Decrease in due to co-tenancy partner                             --              (46,158)
Security deposits collected, net                               (47,367)            (6,878)
(Decrease) increase in advance rents                           (80,116)               353
                                                           -----------        -----------
Net cash provided by operating activities                      684,638          1,067,972

Cash Flow from Investing Activities
Capital expenditures                                        (5,656,784)          (176,875)
Deferred costs                                                    --              (62,233)
Decrease in construction payable                              (343,090)              --
Payment of long-term leasing commissions                      (391,844)              --
Decrease in restricted cash                                  2,861,130           (772,288)
Sale of Broadbent Business Center                            4,839,941               --
Sale of Corporate Center East                                1,722,458               --
Sale of Germantown Square                                         --            2,982,641
Acquisition of 50% of The Point Associates, L.P.                  --           (2,030,092)
Property deposits                                             (350,000)              --
                                                           -----------        -----------
Net cash provided by (used in) investing activities          2,681,811            (58,847)

Cash Flow from Financing Activities
Payoff of mortgage payable                                        --           (1,346,750)
Line of credit                                              (1,515,644)         1,515,644
Dividends paid                                                    --             (492,951)
Distributions to limited partner                                  --             (493,517)
Financing costs                                               (160,928)          (390,960)
Reacquisition of Treasury Stock                                   --             (690,000)
                                                           -----------        -----------
Net cash used in financing activities                       (1,676,572)        (1,898,534)
                                                           -----------        -----------
Net increase (decrease) in cash and cash equivalents         1,689,877           (889,409)
Cash and cash equivalents at beginning of the period           841,111          2,298,334
                                                           -----------        -----------
Cash and cash equivalents at end of the period             $ 2,530,988        $ 1,408,925
                                                           ===========        ===========
Supplemental disclosure of cash activities
Interest paid                                              $   960,081        $   298,569
                                                           ===========        ===========

           See Accompanying Notes to Consolidated Financial Statements

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

Note 1.    Background, Organization and Reorganization of the Company

         Cedar Income Fund, Ltd. (the "Company") was originally incorporated in Iowa on December 10, 1984 and qualified to operate as a real estate investment trust ("REIT"). Shortly thereafter, the Company's Common Stock was listed on the NASDAQ securities market. In June 1998, the Company was reorganized and included in an "umbrella partnership REIT" structure. Following such reorganization, substantially all of the Company's assets consisted of the controlling general partnership interest of a limited partnership (the "Operating Partnership") and approximately 24% of the limited partnership interests ("Units").

         Cedar Bay Realty Advisors, Inc. ("CBRA") serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company. Brentway Management LLC ("Brentway" and/or "Property Manager"), a New York limited liability company, provides property management services for the Company's properties pursuant to a Management Agreement with the Company. Brentway and CBRA are both affiliates of Cedar Bay Company, a New York general partnership, which owns approximately 27% of the outstanding stock of the Company, and approximately 71% of the Units, SKR Management Corp. ("SKR") and Leo S. Ullman. Leo S. Ullman is President and Chairman of the Board of Directors of the Company.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

Note 1.   Background, Organization and Reorganization of the Company (continued)

         The Company's shares are traded on the NASDAQ (Small Cap Market) under the symbol "CEDR".

         The Company, through its Operating Partnership, owns and operates an office property of approximately 79,000 square feet in Jacksonville, Florida and owns a 50% interest in a supermarket-anchored shopping center of approximately 260,000 square feet in Harrisburg, Pennsylvania (the "Point") through its general partnership interest in the owning partnership, The Point Associates, L.P.

         Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

Note 2.  Description of Business and Significant Accounting Policies

Basis of Presentation and Summary of Significant Accounting Policies

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for year ending December 31, 2001.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

Note 2.  Description of Business and Significant Accounting Policies (continued)

Basis of Presentation and Summary of Significant Accounting Policies (continued)

Consolidation Policy and Related Matters

         The accompanying consolidated financial statements include the Company and the Operating Partnership as of September 30, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

         As the Company owns the sole general partnership interest in the Operating Partnership, which provides the Company with effective control over all significant activities of the Operating Partnership, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of September 30, 2001. The limited partner's interest as of September 30, 2001 (currently owned entirely by CBC) represents approximately a 71% limited partnership interest in the equity of the Operating Partnership. The Company owns the sole general partnership interest in The Point Associates, L.P., which is consolidated with the Company in the accompanying financial statements as of December 31, 2000. The minority interest represents the limited partner's 50% interest in such partnership.

         The accompanying 2000 financial statements include the Company's 50% co-tenancy interest in the operations of the Germantown Square, Louisville, Kentucky ("Germantown") property. During the second quarter of 2000, the Company sold its 50% co-tenancy interest in this property. The September 30, 2000 Consolidated Statement of Operations reflects the activity of Germantown through May 11, 2000, the date of the sale.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

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

         On July 10, 2001, the Board of Directors of the Company resolved that the Company issue to each then-current member of the Board (five members), options to purchase 10,000 shares of Common Stock of the Company at $3.50 per share (the quoted price on the NASDAQ (Small Cap) Stock Market as of the market close of business on July 3, 2001). The options shall remain outstanding for a period of ten years from July 10, 2001. The options shall vest ratably 33.3% after one year of service commencing on July 10, 2001, and an additional 33.3% as of each of the next two following anniversary dates, provided, in each case, that the respective Director has remained a director of the Company for the entire one-year period preceding the respective date. Pursuant to such resolution, options to purchase 50,000 shares of Common Stock of the Company at $3.50 per share were issued to the five board members.

Recent Pronouncements - Changes in Accounting Policy

         FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the changes in fair value of the hedges asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of January 1, 2001, the Company's only hedge was written-down to fair value with a cumulative effect of change in accounting principle adjustment of $6,014, which is net of the Operating Partnership's share of $14,723.

         In June 1999, the FASB issued Statement No. 137, amending SFAS 133, which extended the required date of adoption to the years beginning after June 15, 2000. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Company adopted the new Statement effective January 1, 2001. As of September 30, 2001, the hedge has effectively no value and has been adjusted in accordance with SFAS 133.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

Note 2.  Description of Business and Significant Accounting Policies (continued)

Income Taxes

         The Company generally will not be subject to federal income taxes as long as it qualifies as a REIT under Sections 856-869 of The Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements of the Code relating to income and assets. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 90% of its REIT taxable income to maintain qualification as a REIT. Due to the subsequent completion of the 1031 exchange relative to the Broadbent property, there is no taxable incomethrough September 30, 2001.

Impairment of Long-Lived Assets

         The Company's real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss. Management during the quarter ended June 30, 2000 recognized a $203,979 impairment loss related to the Corporate Center East - Phase I, Bloomington, Illinois ("Corporate Center East") property. No provision was required during the nine months ended September 30, 2001.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

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

Note 3.  Significant Transactions

         On May 11, 2000, pursuant to the provisions of a "buy-sell" provision in its tenancy-in-common agreement with Life Investors Insurance Company of America ("Life Investors"), an affiliate of the Company's former management company and advisor, the Company sold to Life Investors an undivided 50% interest in Germantown, a 74,267 s.f. retail property, for $3,000,000. As of July 1, 2000, the Company, through its Operating Partnership, invested a substantial portion of the proceeds from such sale for the purchase of a 50% sole general partnership interest in The Point for approximately $2.1 million over then-existing indebtedness of $9.3 million plus closing costs of approximately $385,000. That property interest was purchased from an affiliate of CBC, which owns the balance as a limited partner, after receipt by the Company of a "fairness opinion" with respect to the terms of such purchase.

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

         The net cost basis of Broadbent on the books of the Operating Partnership as of the closing date was $3,210,723, resulting in a gain of approximately $1.6 million. Management reinvested the proceeds of sale in certain qualifying properties structured to defer income tax on such gain pursuant to the "like-kind exchange" provisions of Section 1031 of the Internal Revenue Code. The Company used the proceeds of sale to purchase three supermarket-anchored shopping centers, containing in the aggregate approximately 470,000 rentable square feet, located in eastern Pennsylvania and southern New Jersey. Such acquisition is discussed below.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

Note 3.  Significant Transactions (continued)

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

         As of October 9, 2001, pursuant to an Agreement of Sale dated as of May 16, 2001, the Operating Partnership through a number of newly-created limited liability companies, in which the Operating Partnership, directly or indirectly, is the managing (or sole) member, purchased three shopping center properties and a certain land parcel from entities controlled, directly or indirectly by Bryant Development Corp. of Purchase, NY, for an aggregate purchase price of $35,034,353 plus closing costs, adjustments, and reserves of approximately $2.8 million.

The properties consist of the following:

1. Academy Plaza, Philadelphia, PA, a 154,836 s.f. community shopping center anchored by a 50,000 s.f. Acme Supermarket, at a contract purchase price of $11,607,515;

2. Port Richmond Village, Philadelphia, PA, a 156,471 s.f. community shopping center anchored by a 40,000 s.f. Thriftway, at a contract purchase price of $14,216,502;

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

Note 3.  Significant Transactions (continued)

3. Washington Centre Shoppes, Sewell, NJ, a 157,146 s.f. community shopping center anchored by a 66,046 s.f. Acme Supermarket, at a contract purchase price of $8,960,336; and

4. 304 Greentree Road, Sewell, NJ, an approximate 34,500 s.f. development parcel, at a contract purchase price of $250,000.

         The three shopping center properties were appraised by Integra Realty Resources-Philadelphia, licensed general appraisers in Pennsylvania and New Jersey, at approximately $13,300,000, $14,900,000 and $9,000,000, respectively. The Greentree Road parcel has not been separately appraised.

         The properties were purchased subject to first mortgages of approximately $10,715,000 on the Academy Plaza property, $11,610,000 on the Port Richmond property and $5,986,000 on the Washington Centre property. The balance of the purchase price was funded with approximately $3,365,000 of the net proceeds of the sale of the Broadbent Business Center in Salt Lake City, Utah (completing a tax-deferred "like-kind exchange" under Section 1031 of the Internal Revenue Code) and the net proceeds of a certain financing in the amount of $6 million made available by SWH Funding Corp. of Hackensack, NJ ("SWH"), secured by a first mortgage on Southpoint Parkway Center, Jacksonville, FL ("Southpoint"), an office building of approximately 79,000 s.f. on 11.73 acres of land owned in fee by the Operating Partnership. The Southpoint property was unencumbered immediately prior to such financing. Approximately $150,000 of monies required at closing was funded from operations.

         As a result of the SWH financing and the related mandatory payments, Southpoint will be actively marketed for sale and will be classified as "real estate held for sale" effective October 9, 2001.

         The first mortgage loans which encumber the respective shopping center properties are at interest rates of 7.275% for the Academy Plaza property, 7.174% for the Port Richmond Village property and 7.53% for the Washington Centre Shoppes property and mature respectively on March 10, 2013, April 10, 2008 and November 11, 2007.

         The SWH financing arrangements involve a term of three years, maturing November 1, 2004, with a right to extend for two additional eighteen month periods upon payment of certain fees, and subject to certain additional minimum monthly and annual or "back-end" payments, and to certain additional participations in gain in value payable at the earliest of the repayment date, maturity or the date of sale of the (three) shopping center properties described above.

         Payments to SWH pursuant to the financing arrangements shall be at a rate of 12.5% per annum on the outstanding balance. In addition, an "equity fee" in an amount equal to the greater of $350,000 or 10% of the gain in value of the properties as determined by appraisal is payable at maturity. Further, SWH shall be entitled to "exit fees" of $120,000 if the entire principal is paid prior to October 2002, thereafter additional amounts accrue at 1/3% per month during the period October 2002 - November 2004; 1/2% per month during the extension period from November 2004 - November 2005; and 2/3% per month during the extension periods from November 2005 - November 2007. A loan fee of $225,000 was paid to SWH at closing.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

Note 3.  Significant Transactions (continued)

         Amortization payments of $10,000 are required during each of the first three months, $20,000 for each of the 7th through the 12th months, $45,833.33 for the 13th through the 24th month, and $41,666.67 for the 25th through the 36th month. In addition there is a mandatory payment of $4.5 million on or prior to the 12th month and an additional mandatory payment of $300,000 on or prior to the 18th month.


         The obligations of the Operating Partnership under the SWH financing agreement are guaranteed by the Company.

         A wholly-owned subsidiary of SWH and the Operating Partnership have formed Cedar Center Holdings L.L.C. 3, which, in turn, is the sole member of each of the four limited liability companies which, indirectly through other limited liability companies, respectively, own each of the three shopping center properties acquired by the Operating Partnership. SWH has no interest in profits or assets of Cedar Center Holdings L.L.C. 3; however, SWH shall have the right, pursuant to the operating agreement of such LLC, to acquire operating control of the above mentioned three shopping center properties in the event of a default by the Operating Partnership or its affiliatesof certain terms of the SWH loan.

         As additional security for the SWH loan, the Operating Partnership has pledged to SWH Funding Corp., its rights to distributions from the Operating Partnership's 100% membership interest in Cedar Center Holdings L.L.C. 3. Under the pledge, SWH has no rights to such distributions unless and until an event of default occurs.

         Property management for each of the three shopping center properties acquired by the Operating Partnership will be provided by Brentway , which will receive management, leasing and construction management fees. Management fees shall be at 4% of gross rental receipts; leasing and construction management fees shall be standard for the industry.

         Pursuant to the Advisory Agreement CBRA was entitled to receive an acquisition fee in the amount of $1,737,500 (5%) with respect to the acquisition of the three supermarket-anchored shopping centers and corresponding land parcel acquired on October 9, 2001, CBRA has agreed to accept a fee in the amount of $173,750 (one-half of 1%). As for the balance of the fee, CBRA has agreed to (i) waive a portion in the amount of $868,750 (2.5%) and (ii) defer a portion in the amount of $696,000 (2%), pursuant to the terms of the Advisory Agreement, which provide generally that the deferred amounts are reduced and eventually eliminated if CBRA remains investment advisor to the Company beyond December 31, 2009.


Note 4.  Mortgage Loan Payable and Related Matters

         On October 30, 1992, the Company borrowed $1,500,000 to finance an existing property. The Company paid off the mortgage loan on May 10, 2000 with a drawdown on its commercial bank line of credit. The total due to the mortgagee was $1,358,789 which amount was net of the real estate tax escrow and included accrued interest and a 3% pre-payment penalty of $40,104. Such prepayment penalty along with unamortized loan fees were included in the Consolidated Statement of Operations as an extraordinary itemduring the quarter ended June 30, 2000.

         On May 10, 2000, the Company obtained a $10 million line of credit from a national commercial bank secured by first mortgage liens on properties of the Operating Partnership. The first drawdown in the amount of $1,515,644 was used to retire the then-existing first mortgage on the Company's Utah (Broadbent Business Center) property and to pay related loan closing costs. The proceeds of the sale of Broadbent were, in part, used to fully repay this line of credit which was then canceled by the Company in May 2001. Deferred financing costs, net of accumulated amortization of $264,146, were written-off as an extraordinary item during the quarter ended June 30, 2001.

         The Point Shopping Center is presently encumbered by a first mortgage loan of approximately $17.9 million. Included in restricted cash are the reserve and escrow accounts associated with the loan. Deferred financing costs of $264,121 (net of accumulated amortization) are attributable to The Point loan. As a result, the Company has $1,113,244 of cash restricted for interest, taxes and future tenant improvements at September 30, 2001.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

Note 5.  Related Party Transactions

Advisory Services

         The Company does not have any employees and has contracted with CBRA to provide administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement") entered into in April 1998, and amended as of August 21, 2000. CBRA is wholly owned by Leo S. Ullman. Mr. Ullman is President and a director of, and Brenda J. Walker is Vice President of, CBRA. Mr. Ullman is President and Chairman of the Company. The term of the amended Advisory Agreement is for five
(5) years and is automatically renewed annually thereafter for additional one-year periods, subject to the right of a majority of independent directors to cancel the Advisory Agreement upon sixty (60) days' written notice.

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

         With respect to the sale of Broadbent, CBRA was entitled to receive a disposition fee from the Company in accordance with the terms of the Advisory Agreement between CBRA and the Company in an amount not to exceed 3% of the gross sales price. The Operating Partnership paid $53,000 to CBRA representing a 1% fee. CBRA agreed with the Board of Directors and management to defer an additional 2% ($106,000) to which it would otherwise be entitled pursuant to the terms of that agreement, which provide generally that the deferred amounts are reduced and eventually eliminated if CBRA remains investment advisor to the Company beyond December 31, 2009.

         With respect to the sale of Corporate Center East, the Operating Partnership paid to CBRA, in accordance with the terms of the Advisory Agreement between CBRA and the Company, a disposition fee of $18,600, representing 1% of the sales price. CBRA agreed with the Board of Directors and management to defer an additional 2% ($37,200) to which it would otherwise be entitled pursuant to the terms of that agreement, which provide generally that the deferred amounts are reduced and eventually eliminated if CBRA remains investment advisor to the Company beyond December 31, 2009.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

Note 5.  Related Party Transactions (continued)

Advisory Services (continued)

         Pursuant to the Advisory Agreement CBRA was entitled to receive an acquisition fee in the amount of $1,737,500 (5%) with respect to the acquisition of the three supermarket-anchored shopping centers and corresponding land parcel acquired on October 9, 2001, CBRA has agreed to accept a fee in the amount of $173,750 (one-half of 1%). As for the balance of the fee, CBRA has agreed to 1.) waive a portion in the amount of $868,750 (2.5%) and 2.) defer a portion in the amount of $696,000 (2%), pursuant to the terms of the Advisory Agreement, which provide generally that the deferred amounts are reduced and eventually eliminated if CBRA remains investment advisor to the Company beyond December 31, 2009.

         These additional deferred disposition and acquisition fees aggregating $839,200 will be reduced by 50% if CBRA remains investment advisor to the Company for a period extending beyond December 31, 2005, and will be waived in its entirety if CBRA remains investment advisor to the Company for a period extending beyond December 31, 2009. These contingent amounts have not been reflected in the Company's financial statements as it is believed that such payments are remote.

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

         CBRA receives fees for its administrative and advisory services as follows: (a) a monthly administrative and advisory fee equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company, plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company; (b) an acquisition fee equal to 5% of the gross purchase price (before expenses and without deducting indebtedness assumed) of any real property acquired during the term of the Advisory Agreement; provided that the total of all such acquisition fees plus acquisition expenses in connection with the purchase of any real property shall be reasonable and shall not exceed 6% of the amount paid or allocated to the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses; and (c) a disposition fee equal to 3% of the gross sales price (before expenses but without deducting any indebtedness against the property) of any real property disposed of during the term of the Advisory Agreement; provided that no disposition fee shall be paid unless and until the stockholders have received certain distributions from the Company. In addition, CBRA may receive one-half of the brokerage commission on such a disposition but only up to 3% of the price actually paid for the property, subject to certain limitations. Those fees are essentially the same as those previously applicable under the Administrative and Advisory Agreement between the Company and AEGON from the date of formation until April 3, 1998. The Company paid $24,468 and $73,404 in administrative and advisory fees during the quarter and nine months ended September 30, 2001. Disposition fees of $18,600 and $53,000 were accrued during the second quarter of 2001 and paid during the third quarter ended September 30, 2001 with respect to the sale of Corporate Center East and Broadbent. A disposition fee for the sale of Germantown in the amount of $22,500 was paid to CBRA during the second quarter of 2000.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

Note 5.  Related Party Transactions (continued)

Management Services

         Brentway provides property management and leasing services to the Company's real properties pursuant to a Management Agreement entered into in April 1998 (the "Management Agreement"). Brentway is owned by Mr. Ullman and Ms. Walker, who are also Chairman and President of Brentway, respectively. Mr. Ullman is President and Chairman of the Company. The term of the Management Agreement is for one (1) year and is automatically renewed annually for additional one (1) year periods subject to the right of either party to cancel the Management Agreement upon sixty (60) days' written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting the Company regarding property operations, and maintenance of insurance. All of the duties of Brentway are to be fulfilled at the Company's expense, provided, however, that the Company is not required to reimburse Brentway for personnel expenses other than for on-site personnel at the properties managed. Brentway receives fees for its property management services as follows: with the exception of The Point, and the three newly acquired supermarket-anchored shopping centers a monthly management fee equal to 5% of the gross income from properties managed and leasing fees of up to 6% of the rent to be paid during the term of the lease procured; in the case of The Point, the monthly management fee is equal to 3% of the gross income and the leasing fees are limited to 4.5% of the rent to be paid during the term of the lease procured, in the case of the three supermarket-anchored shopping centers, the monthly management fee is equal to 4% of gross income.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (unaudited)

Note 5.  Related Party Transactions (continued)

Management Services (continued)

         Brentway was paid $69,328 in property management fees and $100,000 in leasing fees during the nine months ended September 30, 2001. Leasing fees paid by the Company during this period were also paid to third parties. Brentway has subcontracted with a local management company for site management and leasing services for the Company's remaining office property.


                         Schedule of Related Party Fees

                                            January 1 -                          January 1 -
                                            September 30, 2001                   September  30, 2000
                                            ------------------                   -------------------
Management Fees

                                                    $    ---
Brentway                                              69,328                            24,742

Leasing Fees
                                                         ---
Brentway                                             100,000
Administrative and Advisory
CBRA                                                  73,404                            73,404

Disposition Fees
CBRA                                                  71,600                            22,500

Legal
SKR                                                   72,038                            10,687

         Legal fees of $72,038 were paid to SKR for services rendered by in-house counsel and Secretary of the Company, Stuart H. Widowski, Esq. SKR is wholly owned by Leo S. Ullman and is an affiliate of CBRA, Brentway and CBC.

                             Cedar Income Fund, Ltd.
                             -----------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the historical financial statements of the Company and related notes.

Results of Operations

         As discussed in Note 1 to the Financial Statements, the Company has sold its office property in Salt Lake City, Utah (Broadbent Business Center) and its office/warehouse property in Bloomington, Illinois (Corporate Center East - Phase I). The proceeds were used, in part, to pay down the Company's then-existing line of credit in the amount of $1,515,644. As previously discussed, on October 9, 2001 the Company, pursuant to an agreement of sale dated May 16, 2001 invested the remaining proceeds in three grocery-anchored shopping centers in Pennsylvania and New Jersey. The remaining office property, Southpoint Parkway Center ("Southpoint"), located in Jacksonville, Florida, was 99% occupied as of September 30, 2001. The Company's Pennsylvania property, The Point has substantially completed an entire redevelopment plan, including construction of a new 55,000 square foot Giant Supermarket, the elimination of approximately 100,000 square feet of internal mall area, and construction of a number of new stores. The center measures approximately 260,000 rentable s.f. and was approximately 88% occupied as of September 30, 2001. The Rent Commencement Date for the Giant Supermarket was July 30, 2001. Operating results in the forthcoming year will be influenced by the ability of current tenants to continue paying rent, and the Company's ability to renew expiring tenant leases and obtain new leases at competitive rental rates.

         Rental income for the three months and nine months ended September 30, 2001 was $822,332 and $2,582,793 compared to $934,045 and $2,148,013 for the corresponding periods in 2000. This increase for the nine month period is attributable to the additional rental income generated by the acquisition of The Point as of July 1, 2000, and offset, in part, by the sale of Germantown as of May 11, 2000, the sale of Broadbent as of May 22, 2001, and the sale of Corporate Center East on June 28, 2001. The decrease for the quarter ended September 30, 2001 as compared to the corresponding quarter in 2000 is attributable to the loss of revenue relative to Broadbent and Corporate Center East. This decrease is offset, in part, by the increase in revenue attributable to The Point as a result of the opening of the Giant Supermarket. The three newly acquired supermarket-anchored shopping centers were acquired after September 30, 2001.

         Interest income increased by approximately $98,000 due to the additional escrow funds made available by the November 2000 mortgage refinancing of The Point.

         Total property expenses, excluding depreciation and amortization, were $274,024 and $965,865 for the three month and nine month periods ended September 30, 2001, compared to $359,717 and $792,520 for the corresponding periods in 2000, a decrease of approximately $86,000 and an increase of approximately $173,000, respectively. The decrease between quarters is attributable to the sale of Broadbent and Corporate Center East . The nine month increase is attributable to the additional expenses generated by the acquisition of The Point in July 2000, offset, in part, by the Germantown, Broadbent and Corporate Center East sales.

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)


         Net (loss) income for the three month and nine month periods ended September 30, 2001 was <$26,800> (<$0.04> per share) and $298,715 ($0.43 per share) compared to <$28,378> (<$0.03> per share) and <$14,374> (<$0.02> per share) for the corresponding periods in 2000.

This increase for nine months is attributable to the gain on the sale of Broadbent. This increase is offset, in part, by the loss on the sale of Corporate Center East, loss on early extinguishment of debt, and the increase in interest expense relating to The Point loan.

Liquidity and Capital Resources

         The Company's capital resources consist of its current equity in real estate investments (carrying value less mortgage indebtedness). The Company maintains the real estate in good condition and provides adequate insurance coverage.

         The Company's liquidity at September 30, 2001, represented by cash and cash equivalents, was $2,530,988 compared to $841,111 at December 31, 2000, an increase of $1,689,877. This increase is a result of the proceeds received from the sale of Corporate Center East. The Company's redevelopment costs for the Pennsylvania shopping center are being funded by the Company's existing tenant reserve funds established in connecton with the related loan agreement. As previously discussed, the Company has invested the proceeds from the sale of both Corporate Center East and Broadbent in qualifying retail properties. The net proceeds from the Broadbent sale ($3,324,297) were held, until October 9, 2001 when used to acquire three supermarket-anchored shopping centers, in escrows structured to defer income tax on the gain pursuant to the "like-kind exchange" provision of Section 1031 of the Internal Revenue Code, and is classified as restricted cash at September 30, 2001.

         Net cash provided by operating activities, as shown in the Statement of Cash Flow, was $684,638 for the nine months ended September 30, 2001, compared to $1,067,972 for the corresponding period in 2000. This decrease of approximately $383,000 is attributable to the decrease in net income from operations as a result of the Broadbent and Corporate Center East sales, as well as the redevelopment of The Point which did not reach substantial completion until July 30, 2001.

         The Company expects to use the net proceeds of the sale of its only remaining office property (Jacksonville, Florida) and excess proceeds of refinancing of The Point to pay the two SWH Loan mandatory payments.

                             Cedar Income Fund, Ltd.
                             -----------------------

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to changes in interest rates primarily from its floating debt arrangements. The Company's primary strategy is to protect against this risk by using a derivative transaction to limit the adverse impact that floating LIBOR rate interest fluctuations could have on cash flow. In November 2000, the Company through a subsidiary it controls, entered into an interest rate cap agreement effective December 1, 2000 with a financial institution for a notional amount of $17,900,000 which capped the interest rate of its secured mortgage loan facility. The cap limits interest to 7.5% and expires on June 1, 2002. The intention is for the cap agreement to be held to maturity. The Company does not use derivative financial instruments for trading purposes. As of September 30, 2001, the hedge effectively has no value and has been adjusted in accordance with SFAS 133 (See Note 2 to the unaudited Consolidated Financial Statements).

                             Cedar Income Fund, Ltd.
                             -----------------------


Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

If the base interest rates would increase by 1%, there would be an approximate $179,000 decrease in net income prior to minority interest and limited partners' interest.

         Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or on the financial position of the Company.

                             Cedar Income Fund, Ltd.
                             -----------------------

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

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  1. Form 8-K dated October 9, 2001, reporting on Items 2 and 7, relating to the acquisition of Washington Centre Shops, L.P. and Greentree Road Land, Inc., Port Richmond Associates, L.L.C., Academy Store, L.P., filed October 24, 2001.

                  2. On November 14, 2001 Form 8-K/A dated October 9, 2001, reporting on Items 2 and 7, was filed amending Form 8-K filed on October 24, 2001.

                             Cedar Income Fund, Ltd.
                             -----------------------


                               September 30, 2001


Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CEDAR INCOME FUND, LTD.

/s/ Leo S. Ullman                           /s/ Brenda J. Walker
------------------------------------        -------------------------------
Leo S. Ullman                               Brenda J. Walker
Chairman of the Board and President         Vice President and Director
(principal executive officer)              (principal financial officer)


                                            /s/ Ann Maneri
                                            -------------------------------
                                            Ann Maneri
                                            Controller
                                            (principal accounting officer)


November 14, 2001