Form 10-K
period 2001-12-31
CEDAR INCOME FUND LTD /MD/
filed 2002-04-01
CIK 761648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2001; Commission file number 0-14510

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

                                    Yes  X  No
                                       -----  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price on March 18, 2002 of $4.74 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was $2,369,877.
               ----------

The number of shares outstanding of the registrant's Common Stock $.01 par value was 692,111 on March 18, 2002.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

Item No.
--------
                                     PART I
1.       Business...........................................................
2.       Properties.........................................................
3.       Legal Proceedings..................................................
4.       Submission of Matters to a Vote of Security Holders................

                                     PART II
5.       Market for Registrant's Common Equity and Related Stockholder
                  Matters...................................................
6.       Selected Financial Data............................................
7.       Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................
7(a).    Quantitative and Qualitative Disclosures about Market Risk.........
8.       Financial Statements and Supplemental Data.........................
9.       Changes in, and Disagreements with Accountants on, Accounting and Financial Disclosure..................................

                                    PART III
10.      Directors and Executive Officers of the Registrant.................
11.      Compensation of Directors and Executives...........................
12.      Security Ownership of Certain Beneficial Owners and
                  Management................................................
13.      Certain Relationships and Related Party Transactions...............

                                     PART IV
 14.      Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K.................................................
 15.      Signatures........................................................

Part I.

Item 1. Business

         Cedar Income Fund, Ltd. (the "Company") was originally incorporated in Iowa on December 10, 1984 and qualified to operate as a real estate investment trust ("REIT"). Shortly thereafter, the Company's Common Stock was listed on the NASDAQ securities market. In June 1998, following a tender offer completed in April 1998, for the purchase of the Company's shares by Cedar Bay Company ("CBC"), the Company was reorganized as a Maryland corporation and included in an "umbrella partnership REIT" structure through the contribution of substantially all of its assets to a Delaware limited partnership (the "Operating Partnership"). (See Note 1 to the Consolidated Financial Statements). Following these transactions, the Company's assets consisted primarily of the controlling general partnership interest of the Operating Partnership and approximately 24% of the limited partnership interests ("Units") in the Operating Partnership.

         The Company continues to operate as a REIT. To qualify as a REIT under applicable provisions of the Internal Revenue Code, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company's objectives are to provide to its shareholders a professionally managed, diversified portfolio of commercial (primarily shopping center) real estate investments which will provide the best available cash flow and present an opportunity for capital appreciation.

         As the Company's principal assets consist of its general and limited partnership interests in the Operating Partnership, and as the Operating Partnership owns all the real property interests, including partial ownership interests, where applicable, the consolidated financial statements of the Company and of the Operating Partnership will evidence the assets, equity, net worth, income and losses attributable to their combined operations and financial position.

         The Company as of December 31, 2001, had 692,111 shares outstanding; in addition, 1,703,300 Units of the Operating Partnership, convertible into shares of common stock of the Company on a one-to-one basis, were held as of December 31, 2001, by CBC, as sole limited partner. Currently, a Unit in the Operating Partnership and a share of common stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

         The Company's shares are traded on the NASDAQ (Small Cap) Market under the symbol "CEDR".

         During the years 2000 and 2001, the Company sold three of the four original properties, acquired by the Company and held in each case for approximately 15 years, and reinvested the net proceeds, together with certain newly-borrowed funds, in certain supermarket-anchored shopping centers, as described below. This marked a change of focus away from the prior concentration in office and office/warehouse properties dispersed throughout the United States (Utah, Illinois, Kentucky and Florida) to retail properties, primarily supermarket-anchored shopping centers, in Pennsylvania and New Jersey.

         The Company, through its Operating Partnership, as of the date of this filing owns and operates one office property of approximately 79,000 sq. ft., located in Jacksonville, Florida (which it has owned for nearly 15 years and for which a contract of sale is presently pending), three supermarket-anchored shopping center properties aggregating approximately 470,000 sq. ft. (two in Philadelphia, Pennsylvania and the third in Sewell, New Jersey) which the Company acquired in October 2001, and a 50% sole general partnership interest in a partnership owning a supermarket-anchored shopping center property of approximately 260,000 sq. ft. located in Harrisburg, Pennsylvania, which the Company acquired in July 2000.

         The Operating Partnership has entered into agreements to purchase (i) an approximate 7 acre parcel of land in Fort Washington, Pennsylvania, on which it has agreed to build a 41,000 sq. ft. health club facility, net-leased pursuant to an executed lease agreement to L.A. Fitness International, L.L.C.;
(ii) subject to mortgagee approval of the assumption of existing first mortgage financing, a 293,000 sq. ft. supermarket-anchored shopping center in north central Pennsylvania; and (iii) subject to a fairness opinion, a 20% sole general partnership interest in a partnership owning a 220,000 sq. ft. shopping center in Philadelphia, Pennsylvania presently owned by an affiliate of CBC.

         The Fort Washington development is expected to be financed with a third-party construction loan, which, upon completion of construction, will become a permanent loan, of $5 million (the aggregate term of the loan including the construction period will be five years), third-party participating equity of $1 million, approximately $1.7 million from the tenant and approximately $300,000 in equity contributions from the Company out of currently available cash. The supermarket-anchored center is expected to be acquired by assumption of existing third-party financing of approximately $14 million, $4 million from a third-party participating equity co-venturer, and $1.4 million from the Company's currently available cash. The 20% sole general partnership interest will be purchased in four equal annual installments of approximately $300,000-$400,000 each, again from currently available cash.

         Prior to the reorganization in 1998, the Company had gross assets of approximately $15 million and a total of slightly less than 300,000 rentable sq. ft. of properties. As of December 31, 2001, and as a result of a total of the acquisitions described above, the Company had gross assets of approximately $68.6 million and interests in properties of more than 800,000 rentable sq. ft. in the aggregate. As further described below, the Company has financed such acquisitions with considerable third-party financings secured by the properties.

         The Company competes with other public and private real estate owners and developers for new acquisitions. Many of such other entities have greater available financial resources than the Company with which to conclude such acquisitions. The Company has relied, and expects to continue to rely, to a very considerable extent on third-party lenders and equity sources to fund most of the purchase price for new acquisitions.

         The Company's properties also compete with other shopping centers (or office buildings in the case of Southpoint) for tenants within the same geographic marketplace. The Company's ability to attract new tenants and keep existing tenants may be affected by its ability to fund tenant improvements, to grant rent concessions, or to pay commissions for new tenants or current tenants seeking to expand or extend their tenancies. Also, the Company's capacity to pay for capital improvements to periodically upgrade/modernize the shopping centers (or office building) may affect its ability to attract and retain tenants.

         The Company has not been required to make any material capital expenditures for environmental compliance.

         Neither the Company nor the Operating Partnership has any employees. Both are advised and administered (managed) by a separate management company with employees who conduct the various activities of the Company and the Operating Partnership, as further discussed below. The Company and the Operating Partnership are thus referred to generally as an "advised" REIT (and/or Operating Partnership) rather than a "self-administered" REIT (and/or Operating Partnership). Cedar Bay Realty Advisors, Inc., a New York corporation ("CBRA"), serves as investment advisor to the Company (and the Operating Partnership) pursuant to an Administrative and Advisory Agreement with the Company which generally provides for certain asset management fees and acquisition/disposition fees. Brentway Management LLC ("Brentway"), a New York limited liability company provides property management, leasing, construction management and loan placement services for the Company's (and the Operating Partnership's) properties pursuant to a Management Agreement with the Company on terms generally applicable in the industry. SKR Management Corp., a New York S corporation ("SKR") provides certain legal services to the Company through its in-house counsel and Secretary of the Company, Stuart H. Widowski. CBRA and SKR are wholly-owned by Leo S. Ullman. Brentway is owned by Leo S. Ullman and Brenda Walker. Leo S. Ullman is President and Chairman of the Board of the Company and of the corporate partners of CBC. Brenda Walker is Vice President and a Director of the Company and Vice President of the corporate partners of CBC. The terms of the Administrative and Advisory Agreement and Management Agreement are further discussed in Note 7 to the Consolidated Financial Statements and in Item 13.

Item 2. Properties

Retail Properties

The Point Shopping Center
Harrisburg, Pennsylvania

         In July 2000, the Operating Partnership purchased a 50% general partnership interest in The Point Associates, L.P., the partnership entity that owns The Point Shopping Center, Harrisburg, Pennsylvania ("The Point") for $2,100,000 plus closing adjustments of approximately $385,000, above then-existing first mortgage financing of approximately $9.3 million.

         The Operating Partnership has the right to acquire an additional 39% partnership interest from the limited partner at any time at a price equal to the fractional interest to be acquired, multiplied by ten times net operating income, less the outstanding first mortgage debt. The limited partner is prohibited from selling its remaining interest in The Point Associates, L.P. without first offering to sell such interest to the Operating Partnership based upon the aforementioned formula.

         The Point Shopping Center has been redeveloped during the past two years into approximately 260,000 sq. ft. of retail space as the result of the construction of a new Giant supermarket of approximately 55,000 sq. ft. The Giant supermarket lease required, among other things, construction of the new Giant premises, demolition and reconstruction of certain then-existing portions of the shopping center, relocation of certain then-existing tenants, new stores for certain new tenants, installation of a new traffic signal, development of a new pad site for a bank, reconfiguration/installation of new drainage systems, and repaving of the parking lot. Except for interior tenant finishes, redevelopment of The Point is substantially complete at this time.

         As of December 31, 2001, the first mortgage loan balance on The Point was $17.9 million. New first mortgage financing is expected to be concluded for The Point during the second quarter of 2002 in a maximum amount of $20.75 million with a holdback of $1 million pending lease-up of an additional 22,600 sq. ft. of rentable space of the center (consisting of an expanded former drug store space) at a minimum annual rental of $316,400 with the tenant in place and paying rent within two years of the effective date of the new loan. Net proceeds of such refinancing will be used primarily to retire existing debt on The Point.

          As of December 31, 2001, The Point represented approximately 31% of the Operating Partnership's total assets, and approximately 45% of its revenues. Also as of that date, the property was 92% leased to 16 tenants with terms ranging from 9 months to 20 years (not including renewal options) and annual base rents ranging from $4.50 to $24.00 per sq. ft..

Academy Plaza and Port Richmond Village, Philadelphia, Pennsylvania Washington Center Shoppes and 304 Greentree Road, Sewell, New Jersey

         In October 2001, the Operating Partnership purchased three supermarket-anchored shopping center properties and a certain land parcel for an aggregate purchase price of $35,034,353 plus closing costs, adjustments, and reserves of approximately $2.8 million.

The properties purchased at that time are the following:

o Academy Plaza, Philadelphia, Pennsylvania - a 154,836 sq. ft. community shopping center anchored by a 50,000 sq. ft. Acme supermarket, at a contract purchase price of $11,607,515; subject to then-outstanding first mortgage financing of approximately $10,715,000;
o Port Richmond Village, Philadelphia, Pennsylvania - a 156,471 sq. ft. community shopping center anchored by a 40,000 sq. ft. Thriftway supermarket, at a contract purchase price of $14,216,502; subject to then-outstanding first mortgage financing of approximately $11,610,000;
o Washington Center Shoppes, Sewell, New Jersey - a 157,146 sq. ft. community shopping center anchored by a 66,046 sq. ft. Acme supermarket, at a contract purchase price of $8,960,336; subject to then-outstanding first mortgage financing of approximately $5,986,000; and
o 304 Greentree Road, Sewell, New Jersey - a development parcel of approximately 34,500 sq. ft., adjacent to the Washington Center Shoppes, at a contract purchase price of $250,000 (unencumbered).

         The balance of the purchase price for the properties above the respective first mortgage balances was funded primarily with approximately $3,365,000 of the net proceeds of the sale of the Broadbent Business Center in Salt Lake City, Utah completed on May 22, 2001, and financing in the amount of $6 million made available by SWH Funding Corp. of Hackensack, New Jersey ("SWH"). Such financing is secured, among other things, by a first mortgage on Southpoint Parkway Center, Jacksonville, Florida ("Southpoint") (see discussion below). The Southpoint property was unencumbered immediately prior to such financing. Approximately $150,000 of additional monies required at closing were funded from available cash.

         A wholly-owned subsidiary of SWH and the Operating Partnership have together formed Cedar Center Holdings L.L.C. 3, which, in turn, is the sole member of each of the four limited liability companies which own, indirectly through other limited liability companies, the three shopping center properties and development parcel acquired by the Operating Partnership in October 2001. SWH has no interest in profits or assets of Cedar Center Holdings L.L.C. 3; however, SWH has the right to acquire operating control of the above mentioned three shopping center properties in the event of a default by the Operating Partnership or its affiliates of certain terms of the SWH financing.

         As additional security for the SWH financing, the Operating Partnership has pledged to SWH its rights to distributions from the entity which controls the limited liability companies which own each of the three shopping center properties. Under the pledge, SWH has no rights to such distributions unless and until an event of default occurs.

         As a result of the SWH financing and the related mandatory payments discussed below, Southpoint, a 79,000 sq. ft. office property in Jacksonville, Florida has been actively marketed for sale and was classified as "real estate held for sale" effective October 9, 2001. A contract for the sale of Southpoint to an unrelated party for $4.7 million is pending as of the date of this filing.

         The SWH financing arrangements involve a term of three years, maturing November 1, 2004, with a right to extend for two additional eighteen-month periods upon payment of certain fees, and subject to certain additional minimum monthly and annual or "back-end" payments, and to certain additional participations in gain in value payable at the earliest of the repayment date, maturity or the date of sale of the three shopping center properties described above.

         Payments to SWH pursuant to the financing arrangements are at a rate of 12.5% per annum on the outstanding balance. In addition, an "equity fee" in an amount equal to the greater of $350,000 or 10% of the gain in value of the properties as determined by appraisal is payable at maturity. Further, SWH shall be entitled to "exit fees" of $120,000 if the entire principal is paid prior to October 2002; thereafter, additional amounts accrue at 1/3% per month during the period October 2002 - November 2004; 1/2% per month during the extension period from November 2004 - November 2005; and 2/3% per month during the extension periods from November 2005 - November 2007. A loan fee of $225,000 was paid to SWH at closing.

         Amortization payments of $10,000 are required during each of the first three months, $20,000 for each of the 4th through 6th months, $35,000 for each of the 7th through the 12th months, $45,833.33 for the 13th through the 24th months, and $41,666.67 for the 25th through the 36th months. Those payments, as and when required, are expected to be made out of cash flow. In addition there is a mandatory payment of $4.5 million due on or prior to the 12th month, November 2002. An additional mandatory payment of $300,000 is required on or prior to the 18th month, May 2003. The payments are expected to be met largely from a combination of (i) net proceeds from the currently-pending sale of Southpoint as further discussed below, (ii) $2.8 million of cash and cash equivalents presently on hand, (iii) drawdowns on a $1 million line of credit ,
(iv) net proceeds of sales of partial interests in one or more of the Company's other properties and (v) net proceeds of the pending refinancing of The Point's mortgage loan.

         The obligations of the Operating Partnership under the SWH financing agreement are guaranteed by the Company.

         As of December 31, 2001, Academy Plaza represented approximately 19% of the Operating Partnership's total assets, and approximately 10% of its revenues. Also as of that date, the property was 95% leased to 35 tenants with terms ranging from month-to-month to 16 years (not including renewal options) and annual base rents ranging from $1.25 to $35 per sq. ft.

         As of December 31, 2001, Port Richmond Village represented approximately 24% of the Operating Partnership's total assets, and approximately 11% of its revenues. Also as of that date, the property was 88% leased to 29 tenants with terms ranging from month-to-month to 7 years (not including renewal options) and annual base rents ranging from $3.28 to $25.00 per sq. ft.

         As of December 31, 2001, Washington Center represented approximately 15% of the Operating Partnership's total assets, and approximately 8% of its revenues. Also as of that date, the property was 95% leased to 28 tenants with terms ranging from month-to-month to 18 years (not including renewal options) and annual base rents ranging from $1.95 to $17.53 per sq. ft.

Office Property

Southpoint Parkway Center
Jacksonville, Florida

         The Southpoint property was purchased in May 1986 for $6,505,495 in cash. Capital expenditures made since the purchase date have increased the property's recorded cost to $8,371,700. Southpoint is a single-story office service center consisting of approximately 79,010 sq. ft. of net leaseable area on approximately 11.73 acres which includes 467 parking spaces. Southpoint represented approximately 8% of the Company's total assets at December 31, 2001, and provided approximately 21% of its revenue.

         At December 31, 2001, Southpoint was 86% leased to nine tenants with remaining terms ranging from one month to five years (not including renewal options) and annual base rents ranging from $11.00 to $18.46 per sq. ft.

         A contract of sale for Southpoint in the amount of $4.7 million, entered into as of February 1, 2002, is presently pending. The deposit on the contract became non-refundable as of March 20, 2002. The sale is expected to be completed during the second quarter of 2002. Net proceeds of the sale are expected to be approximately $4,400,000, after credits to purchaser for certain tenant and capital improvements in the aggregate amount of approximately $25,000, and after deduction of sales costs of $273,000, including estimated commissions of $169,000, legal fees of $10,000 and a disposition fee payable to CBRA in the amount of $47,000.

SWH has agreed to accept payment of the net proceeds from the pending sale of Southpoint, in lieu of the mandatory payment of $4,500,000 otherwise payable on or before the twelfth loan month, in reduction of the then-outstanding principal balance of its loan pursuant to the terms of its loan agreement, as generally described above. The remaining balance of amounts otherwise payable to SWH will remain payable pursuant to the financing agreement in accordance with its terms as generally described above.

Properties Sold in 2001

Broadbent Business Center
Salt Lake City, Utah

         On May 22, 2001, the Operating Partnership sold its interest in the Broadbent Business Center, Salt Lake City, Utah ("Broadbent") for $5.3 million. The Operating Partnership incurred closing expenses of approximately $500,000, including a broker's commission of $250,000, a "Rent Guarantee Deposit" of $100,000, a disposition fee of $53,000 and legal and other closing adjustments of approximately $100,000.

         The net cost basis of Broadbent on the books of the Operating Partnership as of the closing date was $3,210,723, resulting in a gain of approximately $1.6 million during the quarter ended June 30, 2001.

Corporate Center East
Bloomington, Illinois

         On June 28, 2001, the Operating Partnership sold its interest in Corporate Center East, Bloomington, Illinois ("Corporate Center") for $1.86 million. The Operating Partnership incurred closing expenses of approximately $86,000, including a broker's commission of $55,800 and legal and other closing adjustments of approximately $30,000. The net sales proceeds received by the Operating Partnership, after the aforementioned closing costs, and property taxes of approximately $51,000, were approximately $1.72 million.

         The net cost basis of Corporate Center on the books of the Operating Partnership as of the closing date was approximately $2,000,000, net of an impairment reserve of $203,979 recorded during the year ended December 31, 2000. The net sales price, after closing costs and the write-off of deferred leasing costs and prepaid expense of approximately $81,000, was $1,692,087 resulting in a loss of approximately $300,000 during the quarter ended June 30, 2001.

Summary of Properties Presently Owned

         Properties owned as of December 31, 2001 by the Company through the Operating Partnership are summarized in the table below.

                                                                                                2001 Revenue
                                                                                           ----------------------
                                                    Occupancy at
Name and Location                  Size (Sq. Ft)      12/31/01    Lease Expiration          Amount       Percent
-----------------------------------------------------------------------------------------------------------------
Southpoint Parkway Center              79,010           86%          2002-2006            $1,025,290         21%
Jacksonville, Florida

The Point Shopping Center             260,000           92%          2002-2013             2,066,314         45%
Harrisburg, Pennsylvania

Port Richmond Village                 156,471           88%          2002-2009               527,804         11%
Philadelphia, Pennsylvania

Academy Plaza                         154,836           95%          2002-2018               459,130         10%
Philadelphia, Pennsylvania

Washington Center Shoppes             157,146           95%          2002-2020               373,577          8%
Washington Township, NJ (1)
-----------------------------------------------------------------------------------------------------------------------------
Totals                                807,463                                             $4,452,115         92% (2)(3)

(1) Includes an adjacent development parcel of approximately 34,500 sq. ft.
(2) Broadbent Business Center was sold on May 22, 2001, and accounted for approximately 5% of total revenue in 2001.
(3) Corporate Center East was sold on June 28, 2001, and accounted for approximately 2% of total revenue in 2001.

Item 3. Legal Proceedings

         The Company is not a party to any pending legal proceeding which, in the opinion of management, is material to the Company's financial position.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Dividend Information

         The Company is required to distribute at least 90% of its "REIT taxable income", as defined in the Internal Revenue Code, to continue qualification as a real estate investment trust. The Company paid no dividends in 2001.

         The SWH financing arrangement restricts the Company's ability to make distributions from the three supermarket-anchored shopping centers to the Operating Partnership. The effect of such restriction, during the period the SWH financing remains outstanding, is to limit the Company's ability to pay dividends/distributions to shareholders/Unit holders during such period.

         Where applicable, a Form 1099 is mailed to shareholders at the end of each year reflecting the dividends paid by the Company in that year. The percentages indicated below, multiplied by the amount of dividends paid for that year, result in the amount to be reported for income tax purposes.

                  Dividend Character

                                           2001        2000             1999
                  -----------------------------------------------------------
                  Ordinary
                    income                  0%         28.07%          43.57%

                  Non-taxable
                    return of
                    capital                 0%         71.93%          56.43%

                  Total                     0%           100%            100%

                  Dividends
                    paid, per share         $0         $0.30           $0.40
                  ----------------------------------------------------------

Market Information

         The Company had 692,111 shares of Common Stock outstanding to 505 shareholders of record at December 31, 2001. The Company's shares trade on the NASDAQ under the symbol "CEDR".

           The following table sets forth the high and low bid prices and closing prices for each quarter for the Company's last two fiscal years. Prices for shares of the Company reflect quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                         Market Price Range

                                             Over-the-Counter Bid Prices
Quarter Ended                                High        Low        Close
--------------------------------------------------------------------------
2001
March 31                                     3.31        3.31        3.31
June 30                                      3.50        3.45        3.50
September 30                                 7.94        4.60        6.50
December 31                                  4.25        4.25        4.25

2000
March 31                                     6.19        6.13        6.19
June 30                                      4.00        4.00        4.00
September 30                                 4.50        3.75        5.00
December 31                                  2.75        2.75        2.75

Item 6.  Selected Financial Data

                                                                                       Years ended December 31,
                                                                   2001           2000            1999           1998           1997
                                                            ------------------------------------------------------------------------
REVENUE
  Rents                                                     $ 4,816,868    $ 3,036,943     $ 2,413,958    $ 2,505,372    $ 2,386,549
  Other                                                               -              -          75,000              -              -
  Interest                                                      281,897        178,838          26,329         59,653         81,309
                                                            ------------------------------------------------------------------------
Total Revenue                                                 5,098,765      3,215,781       2,515,287      2,565,025      2,467,858
                                                            ------------------------------------------------------------------------

EXPENSES
Property expenses:
  Payroll                                                        71,065         23,966               -              -              -
  Real estate taxes                                             494,348        308,386         258,597        262,761        233,160
  Repairs and maintenance                                       435,093        247,896         273,253        252,320        385,806
  Utilities                                                     250,828        235,740         167,886        163,279        159,762
  Management fee                                                186,283        127,826         124,358        126,520        130,084
  Insurance                                                      63,271         36,385          21,764         18,336         19,270
  Other                                                         234,162        182,390         124,883         73,737         92,396
                                                            ------------------------------------------------------------------------
Property expenses, excluding depreciation                     1,735,050      1,162,589         970,741        896,953      1,020,478
  Depreciation                                                  697,234        520,934         492,716        480,410        462,687
  Amortization                                                  294,100        100,575               -              -              -
                                                            ------------------------------------------------------------------------
Total property expenses                                       2,726,384      1,784,098       1,463,457      1,377,363      1,483,165
Interest                                                      1,887,837        604,182         127,700        130,197        136,137
Administrative fees                                             163,404         97,872         102,397         99,180        101,192
Directors' fees, Directors' and Officers' insurance,
  and expenses                                                   99,170         82,636          97,872        100,703         49,417
Other administrative                                            318,863        344,661         343,901        587,684        197,851
                                                            ------------------------------------------------------------------------
Total Expenses                                                5,195,658      2,913,449       2,135,327      2,295,127      1,967,762
                                                            ------------------------------------------------------------------------

Net (loss) income  before minority interest, limited
  partnership's interest, loss on impairment, and
  gain (loss) on sales                                          (96,893)       302,332         379,960        269,898        500,096
                                                            ------------------------------------------------------------------------
Minority interest                                               (44,129)         7,669               -              -              -
Limited partner's interest                                       74,586       (191,615)       (315,490)       (89,950)             -
Loss on impairment                                           (1,341,759)      (203,979)              -              -              -
Gain on sale                                                  1,638,416         91,012               -              -              -
Loss on sale                                                   (295,610)             -               -              -              -
                                                            ------------------------------------------------------------------------

Net income  before cumulative effect adjustment                 (65,389)         5,419          64,470        179,948        500,096

Cumulative effect of change in accounting principles,
  net of limited partner's share of ($14,723)                    (6,014)             -               -              -              -
                                                            ------------------------------------------------------------------------

Net (loss) income before extraordinary items                    (71,403)         5,419          64,470        179,948        500,096
Extraordinary items
    Early extinguishment of debt (net of limited partner's
        share of $187,834)                                      (76,312)             -               -              -              -
    Early extinguishment of debt (net of limited partner's
        share of $32,073)                                             -        (17,502)              -              -              -
                                                            ------------------------------------------------------------------------

Net income (loss)                                           $  (147,715)   $   (12,083)    $    64,470    $   179,948    $   500,096
                                                            ========================================================================

Net  (loss) earnings per share before cumulative
  effect adjustment and extraordinary items                 $     (0.09)   $      0.01     $      0.11    $      0.13    $      0.22
Cumulative change in accounting principles                        (0.01)             -               -              -              -
                                                            ------------------------------------------------------------------------
Net (loss) earnings per share before
  extraordinary items                                             (0.10)          0.01            0.11           0.13           0.22
Extraordinary loss per share                                      (0.11)         (0.02)              -              -              -
                                                            ------------------------------------------------------------------------

Net (loss) earnings per share                               $     (0.21)   $     (0.01)    $      0.11    $      0.13    $      0.22
                                                            ========================================================================

Dividends to shareholders                                   $         -    $   267,951     $   256,990    $   557,504    $   896,164
Dividends to shareholders per share                         $         -    $      0.31     $      0.43    $      0.40    $      0.40

Average number of shares outstanding                            692,111        869,481         593,618      1,393,761      2,245,411
                                                            ========================================================================

                                                                           Years Ended December 31,
Balance Sheet Data                                      2001            2000           1999             1998           1997
----------------------------------------------------------------------------------------------------------------------------
Real estate before accumulated depreciation      $57,621,984     $28,271,530    $19,186,022      $18,903,767    $18,762,887
Real estate after accumulated depreciation       $56,947,728     $24,094,923    $13,995,197      $14,205,658    $14,545,188
Real estate held for sale                         $4,401,800      $1,850,000             $0               $0             $0
Total assets                                     $68,348,390     $35,567,317    $16,692,560      $15,323,315    $15,941,683
Mortgage loans and loan payable                  $52,109,760     $19,415,644     $1,346,750       $1,374,751     $1,400,259
Minority interest                                 $2,235,239      $2,291,210             $0               $0             $0
Limited partner's intererst in
    consolidated Operating Partnership            $8,964,366      $9,241,509     $9,560,913      $10,309,316            $ -
Shareholders' equity                              $3,667,186      $3,814,901     $5,242,935       $3,289,520    $14,227,102
Other Data
Funds from operations for the
    Operating Partnership (1)                       $507,273        $823,266       $872,676         $750,308            $ -
Funds from operations for the Company (1)           $121,598        $197,434       $196,276         $477,324       $962,873
Total properties - square feet                       807,463         483,710        297,977          297,977        297,977
Total properties - percent leased                        92%             83%            92%              95%            98%

-------------------------------------------
(1) See "Management's Discussion and Analysis" for discussion of funds from operations.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the historical financial statements of the Company and related notes.

         The Company considers certain statements set forth herein to be forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward looking statements, including, without limitation, statements related to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward looking statements and the Company can give no assurance that its expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward looking statements include, among other factors, general economic conditions, general real estate industry risks, tenant default and bankruptcies, loss of major tenants, the impact of competition and acquisition, redevelopment and development risks including delays in completion and cost overruns, the ability to finance business opportunities, increase in interest rates and local real estate markets. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statement.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the Company's consolidated financial statements and related notes. In preparing these financial statements, management has utilized information available including its past history, industry standards and the current economic environment among other factors in forming its estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. It is possible that the ultimate outcome as anticipated by management in formulating its estimates inherent in these financial statements might not materialize. However, application of the critical accounting policies below involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In addition, other companies may utilize different estimates, which may impact comparability of the Company's results of operations to those of similar businesses.

Consolidation Policy

         The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of December 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company owns an approximate 29% partnership interest as sole general partner in the Operating Partnership, which provides the Company with control over all significant activities of the Operating Partnership. As per the Agreement of Limited Partnership of Cedar Income Fund Partnership, L.P. dated June 1998, the general partner has exclusive control over the business affairs of the Operating Partnership, including, without limitation, the following: (1) the making of any expenditures, the lending or borrowing of money, the assumption or guarantee of or any other contracting of indebtedness and other liabilities; (2) the making of tax, regulatory and other filings, or rendering of periodic or other reports to governmental agencies; (3) the acquisition, disposition, mortgage, pledge, encumbrance, hypothecation or exchange of any assets; (4) the negotiation, execution and performance of any contracts, leases, conveyances or other instruments; (5) the appointment of a manager or advisor to manage the business of the Operating Partnership; (6) the maintenance of insurance; (7) the formation of, or acquisition of an interest in, and the contribution of property to, any further limited or general partnerships, joint ventures or other relationships that it deems desirable; (8) the control of all matters affecting the rights and obligations of the Operating Partnership; and
(9) the general partner may not be removed by the limited partners, with or without cause, except with the consent of the general partner.

         Based on the above nine items noted from the Limited Partnership Agreement and the fact that the limited partners have no significant rights, the Company has control over the Operating Partnership based on its general partnership interest, and, accordingly, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of December 31, 2001. The Operating Partnership in turn owns a 50% general partnership interest in The Point Associates, L.P. which entity is also included in the consolidated financial statements of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue Recognition and Accounts Receivable

         Rental revenue is recognized on a straight-line basis, which averages minimum rents over the terms of the leases. The excess of rents recognized over amounts contractually due are included in deferred rents receivable on the Company's balance sheets. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property related income is recognized in the period earned.

         The Company makes estimates of the collectibility of its accounts receivable related to base rent, tenant escalations and reimbursements and other revenue or income. The Company specifically analyzes tenant receivables and analyzes historical bad debts, customer credit worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims may extend beyond a year. Such estimates may have a direct impact on the Company's net income, as a greater bad debt reserve will result in less net income.

         Sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

Real Estate

         Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives.

         Depreciation is computed utilizing the straight-line method over the estimated useful life of ten to forty years for buildings and improvements, and five to ten years for furniture, fixtures and equipment. Tenant improvements are amortized on a straight-line basis over the term of the related leases.

         The Company is required to make subjective assessments as to the useful lives of its properties for purpose of determining the amounts of depreciation to be reflected on an annual basis with respect to those properties. These assessments have a direct impact on the Company's net income. Should the Company lengthen the expected useful life of a particular asset, it would be depreciated over more years, and result in less depreciation expense and higher annual net income.

         Assessments by the Company of certain other lease-related costs as well as any recorded straight-line rent receivable must be made when the Company has a reason to believe that the tenant will not be able to perform under the terms of the lease as originally expected.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Impairment of Long-Lived Assets

         On a periodic basis, management assesses whether there are any indicators that the value of the real estate properties may be impaired. A property's value is impaired only if management's estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Such cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of demand, competition and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

         The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. Any assessment resulting in a determination of impairment will have a direct negative impact on the Company's net income.

Overview and Background

         The Company is an advised REIT specializing in the acquisition, leasing, financing, management and development of retail properties. The Company's growth strategy is focused on the real estate markets in Pennsylvania and New Jersey.

         The Company owns all of its interests in real property, directly or indirectly, through the Operating Partnership. As of December 31, 2001 the Company owns and operates four retail properties (three located in Pennsylvania and one, with an adjacent separate development parcel, in southern New Jersey) and one office property located in Jacksonville, Florida. As of December 31, 2001, the lease occupancy of the Company's one office property was approximately 86%. The four retail properties have combined lease occupancy of approximately 92% as of December 31, 2001.

         In July 2000 the Company acquired a 50% general partnership interest in The Point Associates L.P., the partnership entity that owns The Point, for $2.1 million at closing above the then-existing first mortgage financing of approximately $9.3 million plus closing costs of approximately $385,000. The Point has been redeveloped during the past two years into approximately 260,000 sq. ft. of retail space, based primarily upon construction of a new 55,000 sq. ft. Giant supermarket. The lease for the Giant supermarket required, among other things, construction of the new premises, demolition and reconstruction of certain then-existing portions of the shopping center, relocation of certain then-existing tenants, new stores for certain new tenants and reconfiguration and repaving of the parking lot. Except for certain interior tenant finishes the redevelopment of The Point has been substantially completed.

         On May 22, 2001, the Company sold its interest in Broadbent for $5.3 million. The Company incurred closing expenses of approximately $500,000, including a broker's commission of $250,000.

         On June 28, 2001, the Company sold its interest in Corporate Center for $1.86 million. The Company incurred closing expenses of approximately $86,000, including a broker's commission of $55,800.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         In October 2001, the Company purchased three shopping center properties and a certain parcel of land for an aggregate purchase price of approximately $35 million, plus closing costs, adjustments and reserves of approximately $2.8 million. The properties are: (i) Academy Plaza a 155,000 sq. ft. community shopping center anchored by a 50,000 sq. ft. Acme supermarket, (ii) Port Richmond Village a 156,000 sq. ft. community shopping center anchored by a 40,000 sq. ft. Thriftway Supermarket, (iii) Washington Center Shoppes a 157,000 sq. ft. community shopping center anchored by a 66,000 sq. ft. Acme Supermarket, and (iv) a development parcel of approximately 34,500 sq. ft. adjacent to Washington Center Shoppes.

         In connection with the October 2001 acquisition of three shopping centers and the land parcel, the Company assumed approximately $28.3 million in first mortgages on the three shopping center properties. The balance of the purchase price for the properties was funded primarily with the approximately $3.36 million of net proceeds from the sale of the Broadbent property completed on May 22, 2001 and from net proceeds of certain financing in the amount of $6 million made available by SWH, secured, among other things, by a first mortgage on the Southpoint property, which was unencumbered immediately prior to such financing.

Results of Operations

         The Company's total revenues increased by $1.88 million, or 58.6%, from 2000 to 2001 and $700,000 or 27.8% from 1999 to 2000. Property operating revenues, which include base rents and tenant escalations and reimbursements ("Property Operating Revenues") increased by $1.78 million, or 58.6%, from 2000 to 2001 and $623,000, or 25.8%, from 1999 to 2000. The increase in 2000 of
Property Operating Revenues is substantially attributable to the acquisition of The Point on July 1, 2000. The increase in 2001 of Property Operating Revenues is substantially attributable to a full year of operations of The Point and the acquisition of the three supermarket-anchored shopping center properties in October of 2001, offset by the sales of the Broadbent property (May 22, 2001) and the Corporate Center property (June 28, 2001).

         Property operating expenses and real estate taxes ("Property Expenses") increased by $572,000 or 49.2% from 2000 to 2001 and $192,000 or 19.8% from 1999 to 2000. The increase in 2000 Property Expenses is substantially attributable to the acquisition of The Point on July 1, 2000. The increase in 2001 of Property Expenses is substantially attributable to a full year of operations of The Point and the acquisition of the three supermarket-anchored shopping center properties in October of 2001, offset by the sales of Broadbent (May 22, 2001) and Corporate Center (June 28, 2001).

         Interest expense was $1.89 million in 2001, $604,000 in 2000 and $128,000 in 1999. The increase in 2000 is substantially due to the acquisition of The Point on July 1, 2000, with the assumption of a $9.3 million mortgage payable and the use of a $1.55 million line of credit. The increase in 2001 is primarily due to the full year of activity of The Point mortgage payable and the acquisition of the three supermarket-anchored shopping center properties in October 2001, with the assumption of $28.3 million mortgages payable and $6 million of financing from SWH.

         Extraordinary losses, net of the limited partner's share, were $76,000 in 2001 and, $17,500 in 2000; there were no extraordinary losses in 1999. The extraordinary losses were all attributable to the write-off of certain deferred mortgage costs, incurred in connection with the Company's prepayment of lines of credit in 2001 and 2000.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Summary of Cash Flows

         The Company's rental revenues for 2001 were $4,816,868. The rental revenues for 2002 are expected to increase by approximately $3,700,000, to approximately $8,500,000, reflecting twelve months of ownership of the three shopping centers acquired in October 2001, the anticipated sale of Southpoint Parkway Center and estimates for leasing current and expected vacancies during the year. As a result, vacancy at the end of 2002 is expected to increase from 58,439 sq. ft. to approximately 63,800 sq. ft. The leasing time-table, between getting a lease signed, building-out the space and the tenant taking possession, varies depending on the market in the geographic location of the property as well as the nature of the tenant's business. Management estimates that the Company will incur approximately $890,000 in tenant improvement and leasing costs to lease-up vacancies during 2002. Such amounts have been included in the respective properties' 2002 operating budgets.

         The operating expenses of the five properties owned by the Company through its Operating Partnership are paid from the respective properties' rental revenues. Management has prepared 2002 operating budgets for each of the five properties and the aggregate revenues more than cover the operating expenses, first mortgage debt service, tenant improvements and commissions.

         Net cash provided by operating activities totaled $787,000 in 2001, $955,000 in 2000 and $1.1 million in 1999. The decrease from year to year is predominantly due to the sales of two properties in 2001 and the acquisition of four new properties over the past two years.

         Net cash used in investing activities totaled $2.2 million in 2001, $8.3 million in 2000 and $282,000 in 1999. The differences from year to year are predominantly due to the acquisition of The Point in 2000 and the three shopping centers in 2001.

         Net cash provided by financing activities totaled $3.4 million in 2001, $6 million in 2000 and $797,000 in 1999. The differences from year to year are predominantly due to the acquisition of The Point in 2000 and the three shopping centers in 2001.

Liquidity and Capital Resources

         Real estate before deduction for accumulated depreciation equals $24.06 per share/OP Unit based on shares/OP Units outstanding as of December 31, 2001. Real Estate at cost, less accumulated deductions for depreciation equals $23.77 per share/OP Unit on shares/OP Units outstanding as of December 31, 2001.

         Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Operating Partnership has entered into agreements to purchase (i) an approximate 7 acre parcel of land in Fort Washington, Pennsylvania, on which it has agreed to build a 41,000 sq. ft. health club facility, net-leased pursuant to an executed lease agreement to L.A. Fitness International, L.L.C.;
(ii) subject to mortgagee approval of the assumption of existing first mortgage financing, a 293,000 sq. ft. supermarket-anchored shopping center in north central Pennsylvania; and (iii) subject to a fairness opinion, a 20% sole general partnership interest in a partnership owning a 220,000 sq. ft. shopping center in Philadelphia, Pennsylvania presently owned by an affiliate of CBC.

         The Fort Washington development is expected to be financed with a third-party construction loan, which, upon completion of construction, will become a permanent loan, of $5 million (the aggregate term of the loan including the construction period will be five years), third-party participating equity of $1 million, approximately $1.7 million from the tenant and approximately $300,000 in equity contributions from the Company out of currently available cash. The supermarket-anchored center is expected to be acquired by assumption of existing third-party financing of approximately $14 million, $4 million from a third-party participating equity co-venturer, and $1.4 million from the Company's currently available cash. The 20% sole general partnership interest will be purchased in four equal annual installments of approximately $300,000-$400,000 each, again from currently available cash.

         The Company's indebtedness at December 31, 2001 was approximately $52.1 million, including $6 million in financing payable to SWH. The SWH financing requires a $4.5 million payment to be made as of November, 2002, among other required payments.

         The Company expects to fund the two mandatory payments due with respect to the SWH financing ($4,500,000 and $300,000 due by November 2002 and May 2003, respectively) from a combination of (i) net proceeds of the currently-pending sale of the Southpoint property, (ii) $2.8 million in cash and cash equivalents presently on hand, (iii) drawdowns on a $1 million line of credit (iv) net proceeds of sales of partial interests in one or more of the Company's other properties and (v) net proceeds of the pending refinancing of The Point's mortgage loan.

         The Operating Partnership obtained a line of credit, effective March 4, 2002, in the amount of $1,000,000 from North Fork Bank, Melville, New York. The term of the loan is for one (1) year with a maturity date of March 4, 2003. The loan, at the sole discretion of the bank, may be used for (i) real estate investment, (ii) real estate management, (iii) working capital and (iv) other purposes as applicable and as approved by the bank. The interest rate is the greater of 6% or the bank's prime rate plus 1%. Interest on the outstanding loan balance is to be paid to the bank monthly in arrears. The line of credit's availability is subject to certain conditions, including, but not limited to, quarterly submission of 10-Q filings, annual submission of 10K filings and a 30-day annual "clean up" (i.e. the outstanding balance of drawdowns under the line of credit must be reduced to zero for 30 days). The line of credit does not require any fees to be paid by the Company or the Operating Partnership. The Company views the availability of this line of credit to be sound business practice and an augment to its liquidity.

         The Company expects that capital markets in the United States will continue to be active and will provide funds for the refinancing of its four (retail) properties' first mortgages as such mortgages mature over the next 5 months to 11 years. With the exception of the Point's mortgage, all such mortgages are amortizing loans. The balances due at maturity, and the annual amortization payments due are summarized below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The Company believes that its liquidity and expected sources of future cash, including the (i) net proceeds from the currently-pending sale of Southpoint as further discussed below, (ii) $2.8 million of cash and cash equivalents presently on hand, (iii) drawdowns on a $1 million line of credit,
(iv) net proceeds of sales of partial interests in one or more of the Company's other properties, and (v) net proceeds of the pending refinancing of The Point's mortgage loan are sufficient to meet current and short-term obligations, which include capital expenditures, property acquisition commitments, SWH amortization payments and repayment of The Point's existing mortgage loan.

         The tragedy of September 11, 2001 had a significant effect on the real estate industry. The real estate industry has been experiencing a significant change in the property insurance markets that has resulted in significantly higher premiums for landlords whose policies are subject to renewal in 2002, primarily in the area of terrorism insurance coverage. The Company does not know if sufficient insurance coverage will be available when the current policy expires, or the costs for obtaining a policy containing terms similar to our current policy. This may have an impact on the availability and cost of secured financing in the future. Also, the Company expects, as a result of investigations of Enron and other reported investigations of financial reporting, that insurance coverage and premium costs for officers and directors insurance will be adversely affected.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

         The following table sets forth the Company's significant debt obligations at December 31, 2001 by scheduled principal cash flow payments and maturity date:

The combined aggregate future principal payments of mortgages and loans at December 31, are as follows:

    Year                 Mortgage loan payable        Other loan payable
--------------           ---------------------        ------------------
    2002                    $ 18,242,311 (1)            $4,871,667 (2)
    2003                         368,197                   841,667
    2004                         391,499                   266,666
    2005                         425,651                         -
    2006                         457,842                         -
 Thereafter                   26,244,260                         -
                            ------------                ----------
                            $ 46,129,760                $5,980,000
                            ============                ==========

(1) The Point's $17.9 million loan has two six-month extensions through June 1, 2003. The Company expects to refinance The Point in an amount equal to or greater than $17.9 million on or before June 1, 2002.

(2) Substantially all of amount due is expected to be paid from the proceeds of the sale of Southpoint (see Note 4).

         In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 90% of REIT taxable income. The Company expects to use its cash on hand and cash flow from operating activities for this purpose if distributions to partners and stockholders are required in order to continue to qualify as a REIT.

Inflation

         Low to moderate levels of inflation during the past several years have favorably impacted the Company's operations by stabilizing operating expenses. At the same time, low inflation had the indirect effect of reducing the Company's ability to increase tenant rents. The Company's properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. These factors, in the long run, are expected to result in more attractive returns from the Company's real estate portfolio as compared to short-term investment vehicles.

Funds from Operations

         Management believes that funds from operations ("FFO") is an appropriate measurement of performance of the REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructuring and sale of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered an alternative to cash flow as a measure of liquidity (See Selected Financial
Data).

         Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures reported by other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following table represents the Company's FFO calculation for the years ended December 31,

                                                                        2001            2000                 1999
                                                                  -----------------------------------------------
Net (loss) before limited partner's
  interest in Operating Partnership                               $ (139,975)      $ 197,034            $ 379,960
                                                                  -----------------------------------------------

Add (Less):
 Limited partner's interest in
   Operating Partnership                                              74,586        (191,615)            (315,490)
                                                                  -----------------------------------------------

Net income available to common shareholders                          (65,389)          5,419               64,470

Adjustment for funds from operations

Add (less) Company's share of the following items:
Depreciation                                                         201,431         150,498              131,806
Impairment loss                                                      387,634          70,026                    -
Loss on sale of real estate                                           85,399               -                    -
Minority interest                                                     12,749          (2,216)                   -
Gain on sale of real estate                                         (473,338)        (26,293)                   -
Amount distributable to Minority Partners
 upon consolidation                                                  (26,888)              -                    -
                                                                  -----------------------------------------------
Basic and diluted funds from operations                           $  121,598       $ 197,434            $ 196,276
                                                                  ===============================================

Weighted average shares/units outstanding (1)                        692,111         869,481              593,618
                                                                  ===============================================

The following table represents the Operating Partnership's FFO calculation for the years ended December 31,

                                                                        2001            2000                 1999
                                                                  -----------------------------------------------
Net (loss) before limited partner's
  interest in Operating Partnership                               $ (139,975)      $ 197,034            $ 379,960
                                                                  -----------------------------------------------

Add (less):
 Limited partner's interest in
   Operating Partnership                                              74,586        (191,615)            (315,490)
                                                                  -----------------------------------------------

Net (loss) income available to common shareholders                   (65,389)          5,419               64,470

Adjustment for funds from operations:

Add (less) Company's share of the following items:
Limited partner's interest                                           (74,586)        191,615              315,490
Depreciation                                                         697,234         520,934              492,416
Loss on sale of real estate                                          295,610               -                    -
Impairment loss                                                    1,341,759         203,979                    -
Minority interest                                                     44,129          (7,669)                   -
Gain on sale of real estate                                       (1,638,416)        (91,012)                   -
Amount distributable to Minority Partners
 upon consolidation                                                  (93,068)              -                    -
                                                                  -----------------------------------------------
Basic and diluted funds from operations                           $  507,273       $ 823,266            $ 872,376
                                                                  ===============================================

Weighted average shares/units outstanding (1)                      2,395,411       2,572,781            2,296,918

-------------------------------------------------------------------------------
(1) Assumes conversion of limited partnership Units of the Operating Partnership; reflects the issuance of 400,000 new shares of Common Stock on November 15, 1999, and the repurchase of 150,000 shares of Common Stock on November 22, 2000, and the repurchase of 100,000 shares of Common Stock on December 14, 2000.

Item 7(a). Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to changes in interest rates primarily from its floating debt arrangements. The Company's primary strategy is to protect against this risk by using a derivative transaction to limit the adverse impact that floating LIBOR rate interest fluctuations could have on cash flow. In November 2000, the Company, through a partnership it controls, entered into an interest rate cap agreement effective December 1, 2000 with a financial institution for a notional amount of $17,900,000, capping the interest rate of its secured mortgage loan facility which provides for interest at LIBOR plus 3.25% (interest rate at December 31, 2001 was 5.39%). The cap limits interest to 7.5% and expires on June 1, 2002. The intention is for the cap agreement to be held to maturity. The Company does not use derivative financial instruments for trading purposes. As of December 31, 2001, the hedge effectively had no value and has been adjusted in accordance with SFAS 133 (See Note 2, "Recent Pronouncements" to the consolidated financial statements). Because of the Company's minimal use of derivatives, management's adoption of SFAS 137 (See Note 2, "Recent Pronouncements" to the consolidated financial statements) did not have a significant effect on earnings or on the financial position of the Company. If the base interest rates would increase by 1%, there would be an approximate $179,000 decrease in net income prior to minority interest and limited partner's interest.

         In addition, the Company has an aggregate of $34,209,760 of mortgage loans and one other loan payable at fixed interest rates. A substantial increase in general interest rates would potentially prevent the Company from refinancing the mortgage loans and the other loan at rates favorable to the Company.

Item 8. Financial Statements and Supplemental Data


Report of Independent Auditors..........................................

Consolidated Balance Sheets as of December 31, 2001 and
         December 31, 2000................................................

Consolidated Statements of Operations for the years ended
         December 31, 2001, 2000 and 1999............................

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.....................

Consolidated Statements of Cash Flows for the years ended December 31, 2001,
         2000 and 1999 .............................

Notes to Financial Statements.............................................

Report of Independent Auditors


The Board of Directors and Shareholders
Cedar Income Fund, Ltd.


         We have audited the accompanying consolidated balance sheets of Cedar Income Fund, Ltd. as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Income Fund, Ltd. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                     /s/ Ernst & Young, LLP
                                                     ----------------------

New York, NY
March 8, 2002
except for Note 4,
as to which the date
is March 20, 2002.

Cedar Income Fund, Ltd.
Consolidated Balance Sheets

                                                                      December 31,
                                                                 2001              2000
                                                             -----------------------------
Assets
Real estate
  Land                                                       $ 10,108,717     $  5,681,696
  Buildings and improvements                                   47,513,267       22,589,834
                                                             -----------------------------
                                                               57,621,984       28,271,530
  Less accumulated depreciation                                  (674,256)      (4,176,607)
                                                             -----------------------------
  Real estate                                                  56,947,728       24,094,923

Real estate held for sale                                       4,401,800        1,850,000
Cash and cash equivalents                                       2,872,289          841,111
Restricted cash                                                 1,402,654        7,298,671
Rents and other receivables                                       217,104          211,685
Deferred financing costs, net                                   1,195,047          831,128
Deferred legal, net                                                98,749           98,833
Prepaid expenses, net                                             130,557          100,720
Deferred leasing commissions                                      392,823           79,960
Deferred rental income                                             47,924           43,762
Taxes held in escrow                                              641,715          152,963
                                                             -----------------------------

Total Assets                                                 $ 68,348,390     $ 35,603,756
                                                             =============================

Liabilities and Shareholders' Equity
Liabilities
  Mortgage loans payable                                     $ 46,129,760     $ 17,900,000
  Loan payable                                                  5,980,000                -
  Line of credit                                                        -        1,515,644
  Accounts payable and accrued expenses                           876,456          670,351
  Security deposits                                               243,089           66,980
  Advance rents                                                   252,294          103,261
                                                             -----------------------------
Total Liabilities                                              53,481,599       20,256,236
                                                             -----------------------------

Minority Interest                                               2,235,239        2,291,110
Limited partner's interest in consolidated
     Operating Partnership                                      8,964,366        9,241,509
Shareholders' Equity
  Common stock ($0.01 par value)
     50,000,000 shares authorized, 692,111
     shares outstanding                                             6,921            6,921
   Additional paid-in-capital                                   3,660,265        3,807,980
   Undistributed net income                                             -                -
                                                             -----------------------------
Total Shareholders' Equity                                      3,667,186        3,814,901
                                                             -----------------------------
Total Liabilities and Shareholders' Equity                   $ 68,348,390     $ 35,603,756
                                                             =============================

Total Shareholders' Equity in the Company
     and limited partner's (equity) interest in
     Operating Partnership and minority interest             $ 14,866,791     $ 15,347,520
                                                             =============================

See the accompanying notes to financial statements.

Cedar Income Fund, Ltd.
Consolidated Statements of Operations

                                                                            Years ended December 31,
                                                                       2001           2000            1999
                                                                ------------------------------------------
REVENUE
  Rents                                                         $ 4,816,868    $ 3,036,943     $ 2,413,958
  Other                                                                   -              -          75,000
  Interest                                                          281,897        178,838          26,329
                                                                ------------------------------------------
Total Revenue                                                     5,098,765      3,215,781       2,515,287
                                                                ------------------------------------------
EXPENSES
Property expenses:
  Payroll                                                            71,065         23,966               -
  Real estate taxes                                                 494,348        308,386         258,597
  Repairs and maintenance                                           435,093        247,896         273,253
  Utilities                                                         250,828        235,740         167,886
  Management fee                                                    186,283        127,826         124,358
  Insurance                                                          63,271         36,385          21,764
  Other                                                             234,162        182,390         124,883
                                                                ------------------------------------------
Property expenses, excluding depreciation and amortization        1,735,050      1,162,589         970,741
  Depreciation                                                      697,234        520,934         492,716
  Amortization                                                      294,100        100,575               -
                                                                ------------------------------------------
Total property expenses                                           2,726,384      1,784,098       1,463,457
Interest                                                          1,887,837        604,182         127,700
Administrative fees                                                 163,404         97,872         102,397
Directors' fees, Directors' and Officers' insurance
  and expenses                                                       99,170         82,636          97,872
Other administrative                                                318,863        344,661         343,901
                                                                ------------------------------------------
Total Expenses                                                    5,195,658      2,913,449       2,135,327
                                                                ------------------------------------------

Net (loss) income  before minority interest, limited
 partnership's interest, loss on impairment, and
 gain (loss) on sales                                               (96,893)       302,332         379,960
                                                                ------------------------------------------
Minority interest                                                   (44,129)         7,669               -
Limited partner's interest                                           74,586       (191,615)       (315,490)
Loss on impairment                                               (1,341,759)      (203,979)              -
Gain on sale                                                      1,638,416         91,012               -
Loss on sale                                                       (295,610)             -               -
                                                                ------------------------------------------
Net (loss) income before cumulative effect adjustment               (65,389)         5,419          64,470

Cumulative effect of change in accounting principles,
  net of limited partner's share of ($14,723)                        (6,014)             -               -
                                                                ------------------------------------------
Net (loss) income before extraordinary items                        (71,403)         5,419          64,470
Extraordinary items
    Early extinguishment of debt (net of limited partner's
        share of $187,834)                                          (76,312)             -               -
    Early extinguishment of debt (net of limited partner's
        share of $32,073)                                                 -        (17,502)              -
                                                                ------------------------------------------
Net (loss) income                                               $  (147,715)   $   (12,083)    $    64,470
                                                                ==========================================
Net  (loss) earnings per share before cumulative
  effect adjustment                                             $     (0.09)   $      0.01     $      0.11
Cumulative effect of change in accounting principles                  (0.01)             -               -
                                                                ------------------------------------------
Net (loss) earnings per share before
  extraordinary items                                                 (0.10)          0.01            0.11
Extraordinary loss per share                                          (0.11)                             -
Extraordinary loss per share                                              -          (0.02)              -
                                                                ------------------------------------------
Net (loss) earnings per share                                   $     (0.21)   $     (0.01)    $      0.11
                                                                ==========================================
Dividends to shareholders                                       $         -    $   267,951     $   256,990
Dividends to shareholders per share                             $         -    $      0.31     $      0.43

Average number of shares outstanding                                692,111        869,481         593,618
                                                                ==========================================

See the accompanying notes to the financial statements.

Cedar Income Fund, Ltd.
Consolidated Statements of Shareholders' Equity

                                             Years ended December 31, 2001, 2000, 1999
--------------------------------------------------------------------------------------------------
                                                                                         Total
                                                Additional Paid-In    Undistributed  Shareholders'
                                  Common Stock        Capital          Net Earnings      Equity
--------------------------------------------------------------------------------------------------
Balance at January 1, 1999          $ 5,421          $ 3,284,099        $      -      $ 3,289,520
 Net earnings                             -                    -          64,470           64,470
 Dividends to shareholders                -             (192,520)        (64,470)        (256,990)
 Sale of additional shares            4,000            2,141,935               -        2,145,935
--------------------------------------------------------------------------------------------------

Balance at December 31, 1999          9,421            5,233,514               -        5,242,935
 Net loss                                 -                    -         (12,083)         (12,083)
 Dividends to shareholders                -             (280,034)         12,083         (267,951)
 Treasury stock                      (2,500)          (1,145,500)              -       (1,148,000)
--------------------------------------------------------------------------------------------------

Balance at December 31, 2000          6,921            3,807,980               -        3,814,901
 Net loss                                 -             (147,715)              -         (147,715)
 Dividends to shareholders                -                    -               -                -
 Treasury stock                           -                    -               -                -
--------------------------------------------------------------------------------------------------

Balance at December 31, 2001        $ 6,921          $ 3,660,265        $      -      $ 3,667,186
                                    =============================================================

See the accompanying notes to the financial statements.

Cedar Income Fund, Ltd.
Consolidated Statements of Cash Flows
Operating Activities

                                                                                            YEARS ENDED DECEMBER 31,
                                                                                        2001               2000            1999
                                                                                -----------------------------------------------
Operating Activities
Net (loss) income                                                               $   (147,715)       $   (12,083)    $    64,470
 Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
Limited partner's interest in Operating Partnership                                  (74,586)           191,615         315,490
Minority interest                                                                     44,129              7,669               -
Gain on sale of Germantown                                                                 -            (91,012)              -
Gain on sale of Broadbent                                                         (1,638,416)                 -               -
Loss on sale of Corporate Center                                                     295,610
Loss on real estate impairment                                                     1,341,759            203,979               -
Cumulative effect of change in accounting principle                                   20,737                  -               -
Early extinguishment of debt                                                         264,146                  -               -
Depreciation and amortization                                                        991,334            621,509         496,992
Decrease (increase) in deferred rental receivable                                     (4,162)           (31,450)          9,188

Changes in operating assets and liabilities:
(Decrease) increase in deferred legal                                                     84            (98,833)              -
(Increase) decrease in rent and other receivable                                      (5,419)          (113,056)          9,567
(Increase) decrease in prepaid expenses                                              (29,837)             1,172           1,115
(Increase) decrease in deferred lease commissions                                   (312,863)           (32,016)          8,406
(Increase) decrease in tax held in escrow                                           (488,752)          (146,704)          3,550
Increase in accounts payable and accrued expenses                                    206,105            304,561         193,432
(Increase) decrease in amounts due from co-tenancy partner                                 -             56,993           4,330
(Increase) decrease in amounts due to co-tenancy partner                                   -            (46,158)           (412)
Security deposits collected, net                                                     176,109            (20,939)          3,453
Increase in advance rents                                                            149,033             61,166          (4,239)
                                                                                -----------------------------------------------
Net cash provided by operating activities                                            787,296            856,413       1,105,342

Cash flow from investing activities
Capital expenditures                                                              (6,054,658)        (2,066,268)       (282,255)
(Decrease) increase in restricted cash                                             5,896,017         (7,298,670)              -
Distribution to minority partner                                                    (100,000)                 -               -
Sale of Germantown Square                                                                  -          2,982,641               -
Sale of Broadbent                                                                  4,839,941                  -               -
Sale of Corporate Center                                                           1,722,458                  -               -
Acquisition of three supermarket-anchored shopping centers                        (8,510,761)                 -               -
Acquisition of The Point Associates L.P.                                                   -         (1,916,559)              -
                                                                                -----------------------------------------------
Net cash used in investing activities                                             (2,207,003)        (8,298,856)       (282,255)

Cash flow from financing activities
Proceeds from mortgages                                                            6,000,000          8,600,000               -
Principal portion of scheduled mortgage payments                                    (111,306)        (1,346,750)        (28,001)
(Repayment of) proceeds from line of credit                                       (1,515,644)         1,515,644               -
Dividends paid                                                                             -           (267,951)       (256,990)
Distributions to limited partner                                                           -           (511,019)       (681,681)
Financing costs                                                                     (922,165)          (856,704)              -
Gross proceeds from sale of stock                                                          -                  -       1,800,000
Costs associated with sale of stock                                                        -                  -         (36,277)
Reacquisition of treasury stock                                                            -         (1,148,000)              -
                                                                                -----------------------------------------------
Net cash provided by financing activities                                          3,450,885          5,985,220         797,051

Net increase (decrease) in cash and cash equivalents                               2,031,178         (1,457,223)      1,620,138
Cash and cash equivalents at beginning of the year                                   841,111          2,298,334         678,196
                                                                                -----------------------------------------------
Cash and cash equivalents at end of the year                                    $  2,872,289        $   841,111     $ 2,298,334
                                                                                ===============================================
Supplemental disclosure of cash activities
Interest paid                                                                   $  2,017,455        $   604,182     $   127,700
                                                                                ===============================================
Supplemental disclosure of non-cash financing activities
Reallocation of limited partner's interest for sale of shares
  below book value                                                              $          -        $         -     $   382,211
                                                                                ===============================================
Assumption of mortgage payable                                                  $ 28,321,066        $ 9,300,000     $         -
                                                                                ===============================================

See the accompanying notes to financial statements.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 1. Background, Organization and Reorganization of the Company

         Cedar Income Fund, Ltd. (the "Company") was originally incorporated in Iowa on December 10, 1984 and qualified to operate as a real estate investment trust ("REIT"). Shortly thereafter, the Company's Common Stock was listed on the NASDAQ securities market. In June 1998, the Company was reorganized and included in an umbrella partnership REIT structure through the contribution of substantially all of its assets to a limited partnership (the "Operating Partnership") in exchange for the sole general partnership interest and all 2,245,411 limited partnership interests ("Units") of the Operating Partnership. Immediately thereafter, Cedar Bay Company, ("CBC") a New York general partnership, which, as a result of a tender offer completed in April 1998, became the largest stockholder of the Company, exchanged 1,703,300 shares of Common Stock for 1,703,300 Units owned by the Company. Following these transactions, substantially all of the Company's assets consisted of the controlling general partnership interest of the Operating Partnership and approximately 24% of the Units; substantially all of CBC's assets consisted of 189,737 shares of Common Stock (approximately 35% of the then-issued and outstanding shares of Common Stock) and approximately 76% of the Units.

         The Company's shares are traded on the NASDAQ (Small Cap) Market under the symbol "CEDR".

         Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

         The Company continues to operate as a REIT. To qualify as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended, and Regulations thereto, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company's objectives are to provide to its shareholders a professionally managed, diversified portfolio of commercial (primarily shopping center) real estate investments which will provide the best available cash flow and present an opportunity for capital appreciation.

         The Company, through its Operating Partnership, owns and operates one office property of approximately 79,000 sq. ft., located in Jacksonville, Florida, a shopping center property of approximately 260,000 sq. ft. located in Harrisburg, Pennsylvania through a 50% sole general partnership interest, and three shopping center properties aggregating approximately 470,000 sq. ft., two of which are located in Philadelphia, Pennsylvania and the third of which is located in Sewell, New Jersey.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 1. Background, Organization and Reorganization of the Company (continued)

         Cedar Bay Realty Advisors, Inc., a New York corporation ("CBRA"), serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company. Brentway Management LLC ("Brentway") a New York limited liability company provides property management services for the Company's properties pursuant to a Management Agreement with the Company on terms standard in the industry. SKR Management Corp., a New York corporation ("SKR") provides certain legal services to the Company through its in-house counsel and Secretary of the Company, Stuart H. Widowski. CBRA and SKR are wholly-owned by Leo S. Ullman. Brentway is owned by Leo Ullman and Brenda Walker. Leo S. Ullman is President and Chairman of the Board of the Company and of the corporate partners of CBC. Brenda Walker is Vice President and a Director of the Company and Vice President of the corporate partners of CBC. The terms of the Administrative and Advisory Agreement and Management Agreement are further discussed in Note 7 to the Consolidated Financial Statements and in Item 13.

         The Company believes that its liquidity and expected sources of future cash including the (i) net proceeds from the currently-pending sale of Southpoint as further discussed below, (ii) $2.8 million of cash and cash equivalents presently on hand, (iii) drawdowns on a $1 million line of credit
(iv) net proceeds of sales of partial interests in one or more of the Company's other properties, and (v) net proceeds of the pending refinancing of The Point's mortgage loan are sufficient to meet current and short-term obligations, which include capital expenditures, property acquisition commitments, SWH amortization payments and repayment of The Point's existing mortgage loan. (See Notes 4, 5 and 6).

Note 2. Description of Significant Accounting Policies

Consolidation Policy and Related Matters

         The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of December 31, 2001. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company owns an approximate 29% partnership interest as sole general partner in the Operating Partnership, which provides the Company with control over all significant activities of the Operating Partnership. The terms of the Agreement of Limited Partnership of Cedar Income Fund Partnership, L.P. dated June 1998, provide that the general partner has exclusive control over the business affairs of the Operating Partnership, including, without limitation, the following: (1) the making of any expenditures, the lending or borrowing of money, the assumption or guarantee of or any other contracting of indebtedness and other liabilities; (2) the making of tax, regulatory and other filings, or rendering of periodic or other reports to governmental agencies; (3) the acquisition, disposition, mortgage, pledge, encumbrance, hypothecation or exchange of any assets; (4) the negotiation, execution and performance of any contracts, leases, conveyances or other instruments; (5) the appointment of a manager or advisor to manage the business of the Operating Partnership; (6) the maintenance of insurance; (7) the formation of, or acquisition of an interest in, and the contribution of property to, any further limited or general partnerships, joint ventures or other relationships that it deems desirable; (8)

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 2. Description of Significant Accounting Policies (continued)

Consolidation Policy and Related Matters (continued)

the control of all matters affecting the rights and obligations of the Operating Partnership; and (9) the general partner may not be removed by the limited partners, with or without cause, except with the consent of the general partner.

         Based on the above nine items noted from the Limited Partnership Agreement and the fact that the limited partners have no significant rights, the Company has control over the Operating Partnership based on its general partnership interest, and, accordingly, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of December 31, 2001.

         The limited partner's interest as of December 31, 2001 (currently owned entirely by CBC) represents approximately a 71% limited partnership interest in the equity of the Operating Partnership.

         The minority interest represents the limited partner's 50% interest in The Point Associates, LP ("The Point Associates"). The Operating Partnership has a 50% general partnership interest in such partnership, which is consolidated in the accompanying financial statements for similar reasons as set forth for the Operating Partnership. The limited partner in The Point Associates is an affiliate of CBC.

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

         Sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance for the sale.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 2. Description of Significant Accounting Policies (continued)

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

Stock Options

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options because, the alternative fair value accounting provided for by the Financial Accounting Standard Board ("FASB") under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options.

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

         Effective July 10, 2001, the Board of Directors authorized the issuance of options to purchase 10,000 shares at $3.50 per share, the stock price as of that date, to each of the five Directors then in office and valid for ten years thereafter.

Earnings Per Share

         FASB Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", was issued and adopted by the Company during 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Since the

CEDAR INCOME FUND, LTD.
Notes to Consolidated Financial Statements
December 31, 2001

Note 2. Description of Significant Accounting Policies (continued)

Earnings Per Share (continued)

Company has no dilutive securities outstanding, basic and diluted net income per share in accordance with SFAS 128 are the same and do not differ from amounts previously reported as net income per share (primary earnings per share). Accordingly, basic and diluted net income (loss) per share is computed using the weighted average number of shares outstanding during the year.

         Basic and diluted net income per share is based on the weighted average number of shares outstanding (692,111 in 2001, 869,481 in 2000, and 593,618 in 1999). Dividends to shareholders per share are based on the actual number of shares outstanding on the respective dates.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 2. Description of Significant Accounting Policies (continued)

Income Taxes

         The Company generally will not be subject to federal income taxes as long as it qualifies as a REIT under Sections 856-869 of The Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements of the Code relating to income and assets. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 90% of its taxable income to qualify as a REIT.

Impairment of Long-Lived Assets

         The Company's real estate assets are reviewed for impairment whenever events or changes in circumstances indicate that the net carrying amount may not be recoverable. When such events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from use of the assets and their eventual disposition. If the sum of the expected undiscounted future cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based upon an estimate of value of the respective property.

Comprehensive Income

         In 1997, the FASB issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. SFAS 130 established standards for reporting comprehensive income and its components in a full set of general-purpose financial statements. SFAS 130 requires that all components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this standard had no impact on the Company's financial position or results of operations.

Recent Pronouncements

         In June 2001, the FASB approved Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 142 at the beginning of its fiscal year ending December 31, 2002. The Company believes that the adoption of this standard will have no impact on the Company's financial position or results of operations.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 2. Description of Significant Accounting Policies (continued)

         In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of business. SFAS 144 retains the requirements of SFAS 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS 144 at the beginning of its fiscal year ending December 31, 2002. The Company is assessing the impact of the adoption of SFAS 144.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

Derivative Financial Instruments

         On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including those for the use of derivatives. The only hedging transaction entered into by the Company was the purchase of an interest rate cap during 2000. The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

Fair Values of Financial Instruments

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 2. Description of Significant Accounting Policies (continued)

Fair Values of Financial Instruments (continued)

         Interest Rate Cap: The following table summarizes the notional value and fair value of the Company's derivative financial instrument, interest rate cap, as of December 31, 2001:

                                            Notional          Interest
         Hedge             Type               Value             Rate            Maturity      Fair Value
         -------------------------------------------------------------------------------------------------
         Interest Rate     Cash Flow        $17,900,000         7.5%            June 1, 2002    $  0
         Cap               Hedge

         For an interest rate cap, which is a cash flow hedge, the unrealized gain/loss in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings, depending on the type of hedging relationship. At January 1, 2001, the fair value of the interest rate cap decreased by $20,737, which was recorded as a cumulative effect adjustment. At December 31, 2001 the fair value of the interest rate cap decreased by $926, which was recorded as interest expense.

         Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate their fair values.

         Mortgage loans payable: The fair value of mortgage loans payable is estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loans.

         The following sets forth a comparison of the fair values and carrying values of the Company's financial instruments subject to the provisions of Statement of Financial Accounting Standard No. 107 ("SFAS 107"):

                                                         2001                                 2000
                                        ----------------------------------------------------------------------
                                        Carrying Value         Fair Value        Carrying Value     Fair Value
Assets
Cash and cash equivalents                $  2,872,276         $  2,872,276       $    841,111     $    841,111

Liabilities

Mortgage loans payable
   The Point                             $ 17,900,000         $ 17,900,000       $ 17,900,000     $ 17,900,000
   Academy Plaza                           10,684,372           10,833,005                  -                -
   Washington Center                        5,968,342            6,289,936                  -                -
   Port Richmond                           11,577,046           11,767,040       $          -     $          -
                                         ---------------------------------------------------------------------
                                         $ 46,129,760         $ 46,789,981       $ 17,900,000     $ 17,900,000
                                         =====================================================================
Line of Credit                           $          -         $          -       $  1,515,644     $  1,515,644

Loan Payable                             $  5,980,000         $  5,980,000       $          -     $          -

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 3. Real Estate and Accumulated Depreciation

         The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership. In 2001, the Company incurred capital expenditures of $6,054,658, exclusive of the purchases of operating properties. In 2000, the Company incurred capital expenditures of $2,066,268. The Company acquired the Port Richmond Village, Academy Plaza, and Washington Center (and the adjacent development parcel) properties on October 9, 2001 for an aggregate purchase price of $36,831,627, including debt assumed of $28,321,066. Information regarding the Company's investment in each property is presented in the Schedule of Real Estate and Accumulated Depreciation that follows:

Information on Real Estate and Accumulated Depreciation

                                                                                             Gross Amount at Which Carried
                                            Initial Cost to Company                                 December 31, 2001
                                            -----------------------                        ---------------------------------

                               Amount of               Buildings and  Subsequent Cost              Buildings and
  Property Description(1)     Encumbrance      Land    Improvements     Capitalized        Land    Improvements     Total
----------------------------------------------------------------------------------------------------------------------------
The Point Shopping Center     $17,900,000  $ 2,700,000  $10,800,000     $7,988,968     $ 2,700,000  $18,788,968  $21,488,968
Harrisburg, Pennsylvania

Port Richmond Village          11,577,046    2,942,342   11,769,365         13,200       2,942,342   11,782,565   14,724,907
Philadelphia, Pennsylvania

Academy Plaza                  10,648,372    2,405,662    9,622,646              -       2,405,662    9,622,646   12,028,308
Philadelphia, Pennsylvania

Washington Center Shoppes       5,968,342    2,060,713    7,314,338          4,750       2,060,713    7,319,088    9,379,801
Washington Township, NJ (2)
                              -----------  -----------  -----------     ----------     -----------  -----------  -----------
Totals                        $46,093,760  $10,108,717  $39,506,349     $8,006,918     $10,108,717  $47,513,267  $57,621,984
                              ==============================================================================================

                                                                           Life on which
                                                                          Depreciation is
                                          Accumulated     Date     Date    Computed (in
                                          Depreciation    Built  Acquired      years)
                                        ----------------------------------------------------------

The Point Shopping Center                   $494,811       1972   Jul-00       10-40
Harrisburg, Pennsylvania (3)

Port Richmond Village                         73,609       1988   Oct-01       10-40
Philadelphia, Pennsylvania

Academy Plaza                                 60,142       1965   Oct-01       10-40
Philadelphia, Pennsylvania

Washington Center Shoppes                     45,694       1979   Oct-01       10-40
Washington Township, NJ (2)

Totals                                      $674,256
                                        ============

(1) Does not include Southpoint, which was classified as "real estate held for sale" at December 31, 2001.

(2) Includes adjacent unencumbered development parcel.

(3) Redeveloped in 2001.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 3. Real Estate and Accumulated Depreciation (continued)

         The activity in real estate and related accumulated depreciation for the three year period ended December 31, 2001, is summarized in the table below:

                                                              2001            2000             1999
                                                      ---------------------------------------------
Cost
Beginning of year improvements                        $ 28,271,530      19,186,022       18,903,767
Improvement additions                                    6,054,658       2,066,268          282,255
The Point acquisition                                            -      13,500,000                -
Acquisition of 3 supermarket-anchored
 shopping centers                                       36,115,316               -                -
Reclass Southpoint to real estate held for sale         (8,111,127)              -                -
Impairment loss                                                  -      (2,715,386)               -
Sale of Broadbent                                       (4,708,393)                               -
Sale of Germantown                                               -      (3,765,374)               -
                                                      ---------------------------------------------

End of Year                                           $ 57,621,984    $ 28,271,530     $ 19,186,022
                                                      =============================================

Accumulated depreciation
Beginning of year                                      $ 4,176,607    $  5,190,825     $  4,698,109
Additional depreciation expense this year                  697,234         520,934          492,716
Reclass Southpoint to real estate held for sale         (2,701,914)              -                -
Impairment property                                              -        (661,407)               -
Sale of Broadbent                                       (1,497,671)              -                -
Sale of Germantown                                               -        (873,745)               -
                                                      ---------------------------------------------

End of Year                                           $    674,256    $  4,176,607     $  5,190,825
                                                      =============================================

Pro Forma

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2001 and 2000 as though the 2001 acquisitions of Washington Center Shops L.P., Port Richmond Associates, LLC, Academy Stores LP, and Greentree Road Inc., (all purchased on October 6, 2001) were completed as of January 1, 2000.

                                                      2001         2000
                                                  ------------------------

Pro forma revenues                                $9,507,765    $8,681,236
Pro forma net income (loss)                         (141,689)     (214,086)
Pro forma basic earnings per common share         $    (0.20)   $    (0.25)
Common shares - basic                                692,111       869,481

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 4. Real Estate Held for Sale and Sales of Real Estate

         As a result of the SWH financing and the related mandatory payments (see Note 6), the Company's Southpoint property in Jacksonville, Florida has been actively marketed for sale and was classified as "real estate held for sale" effective October 9, 2001 (see Notes 1 and 6). A contract of sale for Southpoint with an unrelated purchaser in the amount of $4.7 million, entered into as of February 1, 2002, is presently pending. The deposit on the contract became non-refundable as of March 20, 2002. The sale is expected to be completed in the second quarter of 2002. Net proceeds of the sale are expected to be approximately $4,400,000, after credits to purchaser for certain tenant and capital improvements in the aggregate amount of approximately $25,000, and after deduction of sales costs of $273,000, including estimated commissions of $169,000, legal fees of $10,000 and a disposition fee payable to CBRA in the amount of $47,000. Management, during the year ended December 31, 2001, recognized an impairment loss of $1,341,759 related to the Southpoint property. That impairment loss reflects the difference between the book value of the Southpoint property, as of December 31, 2001, and the present market value of the property less estimated sales costs.

          The cost basis of Corporate Center was reduced by approximately $204,000 to $1,850,000 on the books of the Company during the second quarter of 2000, to adjust the property's value to fair market when the property was reclassified to "Real Estate Held for Sale", and was classified as such at December 31, 2000.

         In 2001, the Company sold two of its office properties, Broadbent Business Center, Salt Lake City, Utah and Corporate Center, Bloomington, Illinois for $5.3 million and $1.86 million, respectively. The gain (loss) on the sale of those properties were $1,638,416 and ($295,610), respectively.

Note 5. Commitments and Contingencies

         The Company's properties are leased to tenants under short-term, non-cancelable operating lease agreements. Future minimum lease rentals to be received under the terms of these lease agreements are approximately as follows:

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 5. Commitments and Contingencies (continued)

           Year                         Amount
        -----------------------------------------
           2002                       $ 5,759,000
           2003                         5,149,000
           2004                         4,668,000
           2005                         4,421,000
           2006                         3,812,000
        Thereafter                     27,116,000
                                     ------------
                                     $ 50,925,000
                                     ============

         Contingent rentals (expense recoveries and percentage rent) provided by various leases were included in rental income for 2001, 2000 and 1999 in the amounts of $811,412, $450,470 and $253,755, respectively.

         The Company derived approximately 26% of its revenue from three major tenants in 2001. Revenue from GSA, a tenant at Southpoint, was $535,692 in 2001. Revenue from Giant Food Stores, a tenant at The Point with rent commencing July 30, 2001, was $389,580. Revenue from Burlington Coat Factory, another tenant at The Point, was $344,988 in 2001.

         The Operating Partnership has entered into agreements to purchase (i) an approximate 7 acre parcel of land in Fort Washington, Pennsylvania, on which it has agreed to build a 41,000 sq. ft. health club facility, net-leased pursuant to an executed lease agreement to L.A. Fitness International, L.L.C.;
(ii) subject to mortgagee approval of the assumption of existing first mortgage financing, a 293,000 sq. ft. supermarket-anchored shopping center in north central Pennsylvania; and (iii) subject to a fairness opinion, a 20% sole general partnership interest in a partnership owning a 220,000 sq. ft. shopping center in Philadelphia, Pennsylvania presently owned by an affiliate of CBC.

         The Fort Washington development is expected to be financed with a third-party construction loan, which, upon completion, will become a permanent loan, of $5 million (the aggregate term of the loan including the construction period will be five years), third-party participating equity of $1 million, approximately $1.7 million from the tenant and approximately $300,000 in equity contributions from the Company out of currently available cash. The supermarket-anchored center is expected to be acquired by assumption of existing third-party financing of approximately $14 million, $4 million from a third-party participating equity co-venturer and $1.4 million from the Company's currently available cash. The 20% sole general partnership interest will be purchased in four equal annual installments of approximately $300,000-$400,000 each, again from currently available cash.

See notes 1, 6 and 7 for additional commitments and contingencies.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 6. Mortgage Loans, Other Loans Payable, and Line of Credit

         Properties owned by the Company are subject to the following property-specific mortgage loans payable:

o Academy Plaza, Philadelphia, Pennsylvania, has a first mortgage with a principal balance of approximately $10,715,000 as of December 31, 2001, at 7.275% due March 10, 2013, with a 30-year amortization schedule.

o Port Richmond Village, Philadelphia, Pennsylvania, has a first mortgage with a principal balance of approximately $11,610,000 as of December 31, 2001, at 7.174% due April 10, 2007, with a 30-year amortization schedule.

o Washington Center Shoppes, Sewell, New Jersey, has a first mortgage with a principal balance of approximately $5,986,000 as of December 31, 2001, at 7.53% with an anticipated payment date of November 11, 2007, with a 30-year amortization schedule with a contractual maturity date of November 11, 2027.

o The Point Shopping Center, Harrisburg, Pennsylvania, in which the Company has a 50% general partnership interest, has a first mortgage in the amount of $17,900,000 as of December 31, 2001, at LIBOR plus 3.25%, due June 1, 2002.

o Southpoint Parkway Center, Jacksonville, Florida, became encumbered on October 9, 2001, by a first mortgage in the amount of $6 million in connection with financing in such amount, by SWH Funding Corp. of Hackensack, New Jersey. The Southpoint property was unencumbered immediately prior to such financing. Net proceeds of such $6 million financing were applied to the acquisition of the three supermarket-anchored shopping centers in Pennsylvania and southern New Jersey as described in
     Note 3.

         A wholly-owned subsidiary of SWH and the Operating Partnership have together formed Cedar Center Holdings L.L.C. 3, which, in turn, is the sole member of each of the four limited liability companies which own, indirectly through other limited liability companies, the three shopping center properties and development parcel acquired by the Operating Partnership in October 2001. SWH has no interest in profits or assets of Cedar Center Holdings L.L.C. 3; however, SWH has the right to acquire operating control of the above mentioned three shopping center properties in the event of a default by the Operating Partnership or its affiliates of certain terms of the SWH financing.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 6. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

         As additional security for the SWH loan, the Operating Partnership has pledged to SWH Funding Corp., its rights to distributions from the entity which controls the limited liability companies which own each of the three shopping center properties. Under the pledge, SWH has no rights to such distributions unless and until an event of default occurs.

         The SWH financing arrangements involve a term of three years, maturing November 1, 2004, with a right to extend for two additional eighteen month periods upon payment of certain fees, and subject to certain additional minimum monthly and annual or "back-end" payments, and to certain additional participations in gain in value payable at the earliest of the repayment date, maturity or the date of sale of the three shopping center properties described above.

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

         Commencing as of December 1, 2001, amortization payments of $10,000 are required during each of the first three months, $20,000 for each of the 4th through 6th months, $35,000 for each of the 7th through the 12th months, $45,833.33 for the 13th through the 24th months, and $41,666.67 for the 25th through the 36th months. In addition there is a mandatory payment of $4.5 million on or prior to the 12th month (November 2002) and an additional mandatory payment of $300,000 on or prior to the 18th month.

         The obligations of the Operating Partnership under the SWH financing agreement are guaranteed by the Company.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 6. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

The combined aggregate future principal payments of mortgages & loans at December 31, are as follows:

    Year               Mortgage loans payable          Other loan payable
--------------         ----------------------          ------------------
    2002                    $18,242,311 (1)               $4,871,667 (2)
    2003                        368,197                      841,667
    2004                        391,499                      266,666
    2005                        425,651                            -
    2006                        457,842                            -
 Thereafter                  26,244,260                            -
                            -----------                   ----------
                            $46,129,760                   $5,980,000
                            ===========                   ==========

(1) The Point's $17.9 million loan has two six-month extensions through June 1, 2003. The Company expects to refinance in an amount equal to or greater than $17.9 million on or before June 1, 2002.

(2) Substantially all of amount due is expected to be paid from the proceeds of the sale of Southpoint (see Note 4).

         The Operating Partnership obtained a line of credit, effective March 4, 2002, in the amount of $1,000,000 from North Fork Bank, Melville, New York. The term of the loan is for one (1) year with a maturity date of March 4, 2003. The loan, at the sole discretion of the bank, may be used for (i) real estate investment, (ii) real estate management, (iii) working capital and (iv) other purposes as applicable and as approved by the bank. The interest rate is the greater of 6% or the bank's prime rate plus 1%. Interest on the outstanding loan balance is to be paid to the bank monthly in arrears. The line of credit's availability is subject to certain conditions, including, but not limited to, quarterly submission of 10-Q filings, annual submission of 10K filings and a 30-day annual "clean up". The line of credit does not require any fees to be paid by the Company or the Operating Partnership.

Note 7. Related Party Transactions

Tender Offer

         In June 1998, CBC, following a tender offer completed in April 1998 for the purchase of the Company's shares, became the Company's largest shareholder.

         CBC is a New York general Partnership. CBC is owned 55% by Duncomb Corp., 40% by Lindsay Management Corp. and 5% by Hicks Corp. Mr. Ullman, President and Chairman of the Board of Directors of the Company, is an executive officer and a director of each of those corporations.

         CBC is also an affiliate of the limited partner in The Point Associates, L.P. in which the Operating Partnership acquired a 50% general partnership interest in July 2000 for $2.1 million plus closing costs of approximately $385,000.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 7. Related Party Transactions (continued)

         The 50% interest in The Point Associates, was purchased from Selbridge Corp., then the sole general partner of The Point Associates, L.P. by assignment of its 42% general partnership interest and from Mr. Ullman, then the sole limited partner, by assignment of his entire 8% limited partnership interest. Simultaneously with the assignment of partnership interests, Selbridge Corp. became a 50% limited partner and the Company became a 50% general partner.

         The proceeds of Mr. Ullman's 8% limited partnership interest were used to repay a loan from Selbridge Corp. to Mr. Ullman to buy such partnership interest. Selbridge Corp. paid a disposition fee to SKR in the amount of $67,500.

         The Operating Partnership has the right to acquire an additional 39% partnership interest from Selbridge Corp. at any time at a price equal to the fractional interest to be acquired, multiplied by ten times net operating income, less the outstanding first mortgage debt. Selbridge Corp. is prohibited from selling its remaining interest in The Point Associates, without first offering to sell such interest to the Operating Partnership based upon the aforementioned formula.

Advisory Services

         The Company does not have any employees and has contracted with CBRA to provide administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement") entered into in April 1998, and amended as of August 21, 2000 and January 1, 2002. CBRA is wholly-owned by Leo S. Ullman. Mr. Ullman is President and a director of, and Brenda J. Walker is Vice President of, CBRA. The term of the amended Advisory Agreement commenced as of August 21, 2000, and is for five years and is automatically renewed annually thereafter for additional one-year periods, subject to the right of a majority of independent directors to cancel the Advisory Agreement upon sixty days' written notice. While Mr. Ullman and Ms. Walker are not employed by the Company, they do receive remuneration from CBRA, Brentway, and SKR each of which receives fees from the Company.

         Under the Advisory Agreement, CBRA is obligated to: (a) provide office space and equipment, personnel and general office services necessary to conduct the day-to-day operations of the Company; (b) select and conduct relations with accountants (subject to audit committee approval), attorneys, brokers, banks and other lenders, and such other parties as may be considered necessary in connection with the Company's business and investment activities, including, but not limited to, obtaining services required in the acquisition, management and disposition of investments, collection and disbursement of funds, payment of debts and fulfillment of obligations of the Company, and prosecuting, handling and settling any claims of the Company; (c) provide property acquisition and disposition services, research, economic and statistical data, and investment and financial advice to the Company; and (d) maintain appropriate legal, financial, tax, accounting and general business records of activities of the Company and render appropriate periodic reports to the Directors and

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 7. Related Party Transactions (continued)

stockholders of the Company and to regulatory agencies, including the Internal Revenue Service, the Securities and Exchange Commission, and similar state agencies.

         The Advisory Agreement may be terminated (i) for cause upon not less than sixty days' written notice and (ii) by vote of at least 75% of the independent directors at the end of the third or fourth year of such five year term in the event gross assets fail to increase by 15% per annum.

         Pursuant to the Advisory Agreement as in effect through December 31, 2001, CBRA was generally entitled to receive acquisition and disposition fees of 5% of the gross purchase price and 3% of the gross sales price, respectively.

         CBRA had agreed to defer certain acquisition fees to which it may otherwise be entitled with respect to the possible acquisition by the Company or the Operating Partnership of certain properties owned by CBC and/or its affiliates. Further, CBRA has agreed to defer certain fees otherwise payable with respect to the sales in 2001 of the Operating Partnership's Corporate Center and Broadbent properties.

         With respect to the sales of these two properties, the Operating Partnership paid to CBRA aggregate disposition fees of $61,600, representing 1% of the sales prices. CBRA agreed with the Board of Directors and management to defer an additional 2% (aggregate $143,200) to which it would otherwise be entitled pursuant to the terms of the agreement, which provided generally that the deferred amounts would be reduced and eventually eliminated if CBRA remained investment advisor to the Company beyond December 31, 2009.

         On December 18, 2001 the Board of Directors approved an Amendment to the Administrative and Advisory Agreement, reflecting a reduction in acquisition and disposition fees payable to CBRA by the Company. Effective as of January 1, 2002, CBRA will earn a disposition or acquisition fee, as applicable, equal to 1% of the sale/purchase price; no other fees will be payable in connection with such transactions.

         Pursuant to the Advisory Agreement CBRA was originally entitled to receive an acquisition fee in the maximum amount of $1,737,500 (5%) with respect to the acquisition of the three supermarket-anchored shopping centers and land parcel acquired on October 9, 2001. Initially, CBRA agreed to accept a cash fee in the amount of $173,750 (one-half of 1%). As for the balance of the fee, CBRA had agreed to (1) waive a portion in the amount of $868,750 (2.5%) and (2) defer a portion in the amount of $696,000 (2%). Subsequently, with agreement of the Board of Directors, the cash fee portion paid to CBRA was increased to 1% (aggregate $347,500), and the deferred portion was waived in its entirety by CBRA.

         As a result of the amendment, it is expected that there will be no further deferrals or waivers of fees payable by the Company to CBRA.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 7. Related Party Transactions (continued)

         The following is a schedule of fees payable by the Company to CBRA reflecting the impact of the amendment and the reduced fees related to the shopping centers:

Property                                                 Deferred             Paid             Total
-------------------------------------------------------------------------------------------------------
2001 Transactions
Broadbent Business Center                              $   106,000         $    53,000     $   159,000

Corporate Center                                            37,200              18,600          55,800

The three supermarket-anchored shopping centers (2)
                                                                 -             347,500         347,500

2000 Transaction
Germantown                                                  52,500              22,500          75,000
                                                       -----------------------------------------------


Total fees                                             $   195,700 (1)     $   441,600     $   637,300
                                                       ===============================================

(1) Amount owed if the Administrative and Advisory Agreement with CBRA is not continued beyond December 31, 2004.
(2) The three supermarket anchored shopping centers consist of Academy Plaza, Port Richmond Village and Washington Center (including development parcel adjacent to Washington Center).

         As indicated above, deferred disposition and acquisition fees will be reduced by 50% if CBRA remains investment advisor to the Company for the period after December 31, 2004, but prior to December 31, 2005. In the event of termination or expiration of the Agreement after December 31, 2005, such fees payable to Advisor shall be reduced by 10 percentage points for each subsequent calendar year the Agreement remains in effect, until reduced to zero in any event after December 31, 2009. Any deferred disposition and acquisition fees payable to CBRA will also be waived as of the effective date of termination of services by CBRA if the services of CBRA are terminated voluntarily by CBRA.

         Based on the above, it is probable that a liability has been incurred. However, the liability at this point can only be estimated to be in the range of zero and the full fee. There is no best estimate within the range. This reflects the fact that depending on how long CBRA's services are being used, the ultimate fee amount payable may well be zero. Accordingly, none of the deferred fees have been reflected in the accompanying financial statements.

         In addition to acquisition and disposition fees payable to CBRA, CBRA also receives a monthly administrative and advisory fee equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company, plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

Note 7. Related Party Transactions (continued)

Property Management Services

         Brentway provides property management, leasing, construction management and loan placement services to the Company's real properties pursuant to a Management Agreement entered into in April 1998 (the "Management Agreement"). Brentway is owned by Mr. Ullman and Ms. Walker, who are also Chairman and President of Brentway, respectively. Mr. Ullman is President and Chairman of the Company and Ms. Walker is Vice President and Director of the Company. The term of the Management Agreement is for one year and is automatically renewed annually for additional one-year periods subject to the right of either party to cancel the Management Agreement upon sixty days' written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting for the Company regarding property operations, and maintenance of insurance. All of the duties of Brentway are to be fulfilled at the Company's expense, provided, however, that the Company is not required to reimburse Brentway for personnel expenses other than for on-site personnel at the properties managed. Brentway receives fees for its property management services as follows: a monthly management fee equal to 4% of the gross income for the four supermarket-anchored shopping centers, and 5% of the gross income for Southpoint (2.5% of which is paid to an unrelated party). Brentway also receives leasing fees of up to 6% of the rent to be paid during the term of the lease procured except in the case of the supermarket-anchored shopping centers, where leasing fees are limited to 4.5%. Construction management fees are 5% of the hard costs of construction. Loan placement fees are 1% of the amount financed, subject to a maximum fee of $100,000 per transaction.

         Leasing fees paid by the Company during this period were also paid to third parties. Brentway has subcontracted with a local management company for site management and leasing services for the Company's office property in Jacksonville, Florida.

Schedule of Administrative and Advisory, Property Management, Leasing and Other Fees Paid to Related Parties:

                                                                Years ended December 31,
                                                              2001         2000           1999
                                                         -------------------------------------
Administrative and Advisory Fees
Cedar Bay Realty Advisors, Inc.                          $ 163,404    $  97,872    $    97,872
HVB                                                  (1) $       -    $       -    $   100,000
                                                         -------------------------------------
Property Management Fees
AEGON                                                    $       -    $   9,118    $    18,705
Brentway                                                 $ 103,149    $  69,611    $    50,683
                                                         -------------------------------------
Construction Management Fees
Brentway                                             (2) $ 180,000    $  28,239    $         -
                                                         -------------------------------------
Leasing Fees
Brentway                                                 $ 135,354    $  44,063    $         -
                                                         -------------------------------------
Legal Fees
Stuart H. Widowski / SKR Management Corp.            (3) $ 181,525    $  33,088    $    28,350
                                                         -------------------------------------
Loan Placement Fees
Brentway                                             (4) $ 100,000    $       -    $         -
                                                         -------------------------------------

(1) The fee paid to HVB Capital Markets, Inc. was for services rendered pursuant to a Financial Advisory Agreement terminated as of December 31, 1999. Jean Bernard Wurm, a Director of HVB, was also a Director of the Company prior to December 31, 1999.
(2) Brentway was entitled to a construction management fee of 5% of the hard costs of construction ($7,266,835). Brentway agreed on a fee of $200,000 of which $180,000 was paid in 2001.
(3) Fees of $181,525 were paid to Stuart H. Widowski, Esq., SKR in-house counsel and Secretary of the Company, through SKR, an affiliate of CBRA, Brentway, and Leo S. Ullman, for legal services provided. $85,000 of such fee was attributable to the acquisition of the three supermarket-anchored shopping centers and negotiation of the corresponding SWH financing.
(4) A placement fee of $100,000 was paid to Brentway in 2001 for services rendered in obtaining a refinancing of The Point Associates, L.P.'s first mortgage loan.

Note 8. Selected Quarterly Financial Data (Unaudited)

Selected Quarterly Financial Data

                                                                           Quarter Ended                      Year Ended
                                                   -----------------------------------------------------------------------
                 Year                                03/31/01     06/30/01      09/30/01     12/31/01          12/31/01
--------------------------------------------------------------------------------------------------------------------------
                 2001
Revenue                                            $  983,279    $ 965,918     $ 860,712    $ 2,288,856       $ 5,098,765
Net income (loss)                                      (8,631)     335,787       (26,800)      (448,071)         (147,715)
Basic and diluted net income per share                  (0.01)        0.49         (0.04)         (0.65)             (.21)
--------------------------------------------------------------------------------------------------------------------------
                 2000
Revenue                                            $  696,440    $ 600,838     $ 965,963    $   952,540       $ 3,215,781
Net income (loss)                                      63,575      (55,615)      (28,373)         8,330           (12,083)
Basic and diluted net income per share                   0.07        (0.06)        (0.03)          0.01             (0.01)
--------------------------------------------------------------------------------------------------------------------------
                 1999
Revenue                                            $  660,226    $ 675,946     $ 605,307    $   573,808       $ 2,515,287
Net income (loss)                                      37,356       19,522         7,733           (141)           64,470
Basic and diluted net income per share                   0.07         0.04          0.01          (0.01)             0.11
--------------------------------------------------------------------------------------------------------------------------

Item 9. Changes in, and Disagreements with Accountants on, Accounting and Financial Disclosure

None.

Part III.
Item 10. Directors and Executive Officers of the Registrant

         LEO S. ULLMAN, age 62, President and Chairman of the Board of Directors of the Company has been involved in real estate property and asset management for approximately twenty-four years. He has been Chairman and President of SKR Management Corp. and Chairman of Brentway Management LLC from 1994 through the current date, and President of Cedar Bay Realty Advisors, Inc. since the latter company's formation in January 1998. He is also President and sole director of a number of companies affiliated with CBC. Mr. Ullman was first elected as Chairman of the Company in April 1998 and served until November 1999. He was re-elected in December 2000. Mr. Ullman has been President of the Company from April 1998 to date. He has been a member of the New York Bar since 1966 and in private legal practice until 1998. From 1984 until 1993, he was a partner in the New York law firm, Reid & Priest, and served as initial director of its real estate group. From 1993 until the end of 1998, in addition to his real estate management affiliations, Mr. Ullman was "of counsel" to the New York office of the law firm Schnader Harrison Segal & Lewis, LLP.

         JOHANNES A.M.H. DER KINDEREN, age 62, a Director of the Company since 1998 was the Director of Investments from 1984 through 1994 for Rabobank Pension Fund, and has been or is Chairman and/or a member of the Board of the following entities: Noord Amerika Real Estate B.V. (1995-present); Noord Amerika Vast Goed B.V. (1985-present); Mass Mutual Pierson (M.M.P.) (1988-1997); Warner Building Corporation (1996 to date). GIM Vastgoed (1998 to date); Fellion Investments B.V. (2001 to date); and N.V. Maatschappij voor Trustzaken Ameuro (from 2002 to date).

         EVERETT B. MILLER, III, age 54, a Director of the Company since 1998, is currently the Senior Vice President and Chief Executive Officer of Common Fund Realty, Inc. a regulated investment advisor. Prior to that, starting in March 1997, Mr. Miller was the Senior Vice President and Chief Executive Officer of two finite REITs, Endowment Realty Investors and Endowment Realty Investors
II. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior to that, Mr. Miller was employed for twenty years at Travelers Realty Investment Co., at which his last position was Senior Vice President.

         BRENDA J. WALKER, age 49, has been Vice President and a Director of the Company since 1998 and Treasurer of the Company from April 1998 until November 1999: she has been President of Brentway Management LLC and Vice President of SKR Management Corp. from 1994 through the current date; Vice President of API Management Services Corp. and API Asset Management, Inc. from 1992 through 1995, and Vice President of CBRA from 1998 to date. Ms. Walker has been involved in real estate property and asset management for approximately twenty years.

         JAMES J. BURNS, age 62, a Director of the Company since 2001, has been Chief Financial Officer and Senior Vice President, of Wellsford Real Properties, Inc. since December 2000. He joined Wellsford in October 1999 as Chief Accounting Officer upon his retirement from Ernst & Young in September 1999. At Ernst & Young, Mr. Burns was a senior audit partner in the E&Y Kenneth Leventhal Real Estate Group for 22 years. Mr. Burns also serves as a director of One Liberty Properties, Inc., a real estate investment trust. Mr. Burns is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Item 11. Compensation of Directors and Executives

         The officers and directors of the Company who are affiliated with CBC and the former officers and directors of the Company who were affiliated with Uni-Invest Holdings (U.S.A.) B.V. do not/did not receive any direct remuneration for their services to the Company other than reimbursement of travel and other out of pocket expenses incurred in connection with their duties. Mr. Ullman and Ms. Walker receive remuneration from CBRA, Brentway and SKR, each of which receives fees from the Company. During 2001, directors not affiliated with CBC, Mr. Miller, Mr. der Kinderen and Mr. Burns, each received an annual fee of $5,000 plus $750 for each board meeting attended. Effective January 1, 2002, independent directors' fees shall be $2,500 per quarter; meeting attendance fees shall be $1,000 per regular Board meeting and $250 per telephonic Audit Committee meeting.

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

         On July 10, 2001, the Board of Directors of the Company granted to each then-current member of the Board (five members), options to purchase 10,000 shares of Common Stock of the Company at $3.50 per share (the quoted price on the NASDAQ (Small Cap) Stock Market on that date). The options shall remain outstanding for a period of ten years from July 10, 2001. The options shall vest ratably 33.3% after one year of service commencing on July 10, 2001, and an additional 33.3% as of each of the next two following anniversary dates, provided, in each case, that the respective Director has remained a director of the Company for the entire one-year period preceding the respective date.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

         The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to be the beneficial owner of more than 5% of the outstanding Shares of the Company as of March 20, 2002. Each such owner has sole voting and investment powers with respect to the shares owned by such person.

                                                       Number of Shares
Name and Address                                      Beneficially Owned                   Percent of Class
----------------                                      ------------------                   ----------------
Cedar Bay Company c/o SKR Management Corp.                1,893,037(1)                                79%
44 South Bayles Avenue
Port Washington, NY  11050

Homburg Invest Inc.
200 - 11 Akerley Boulevard                                  150,000                                 21.7%
Halifax, Nova Scotia
Canada B3B 1V7

Security Ownership of Management

         The following table sets forth the number of shares of Common Stock beneficially owned as of March 20, 2002, by each Director and officer and by all Directors and executive officers as a group (5 persons).(1)

                                                      Amount and Nature
Name                                               of Beneficial Ownership                 Percent of Class
----                                               -----------------------                 ----------------
Leo S. Ullman                                            1,895,437(1)(2)(3)                        79%
J.A.M.H. der kinderen                                          200(2)                               0
Everett B. Miller III                                          200(2)                               0
Brenda J. Walker                                               300(2)                               0
James J. Burns                                                                                      0
Directors and Executive Officers as a group
(5 persons)                                                       (2)                               0

--------
(1) Represents 189,737 shares of Common Stock and 1,703,300 units convertible into shares of Common Stock owned by Cedar Bay Company plus 2,400 shares owned personally.
(2) Excludes options to purchase 10,000 shares of common stock granted to each of the Company's five directors.
(3) Mr. Ullman may be deemed to be the beneficial owner of all the shares of Common Stock and Units owned by Cedar Bay Company. Mr. Ullman disclaims beneficial ownership of such securities.

Section 16(a) Beneficial Reporting Compliance

         The Company believes that during 2001 all of its officers, Directors and holders of more than 10% of its Common Stock complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except that each of the five directors failed to file in a timely manner a Form 5 reporting on the grant of stock options during 2001.

Item 13. Certain Relationships and Related Party Transactions

         The Company does not have any employees and has contracted with CBRA to provide administrative, advisory, acquisition and divestiture services to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement") entered into in April 1998, and amended as of August 21, 2000 and January 1, 2002. CBRA is wholly-owned by Leo S. Ullman. Mr. Ullman is President and sole director of, and Brenda J. Walker is Vice President of, CBRA. Mr. Ullman is President and Chairman of the Company. Ms. Walker is Vice President and a Director of the Company. The term of the amended Advisory Agreement commenced as of August 21, 2000, and is for five (5) years, automatically renewed annually thereafter for additional 1-year periods, subject to the right of a majority of independent directors to cancel the Advisory Agreement upon sixty (60) days' written notice.

         Further, such Advisory Agreement may be terminated (i) for cause upon not less than sixty (60) days written notice and (ii) by vote of at least 75% of the independent directors at the end of the third or fourth year of such five-year term in the event gross assets fail to increase by 15% per annum.

         CBC, which owns approximately 79% of the aggregate of shares and Units, is a New York general partnership. CBC is owned 55% by Duncomb Corp., 40% by Lindsay Management Corp. and 5% by Hicks Corp. Mr. Ullman is an executive officer and a director of each of those corporations. CBC is an affiliate of the limited partner in The Point Associates. Mr. Ullman is an executive officer and director of that entity, but disclaims any beneficial ownership.

         CBRA is wholly-owned by Leo S. Ullman. Mr. Ullman is President and sole director of, and Brenda J. Walker is Vice President of, CBRA.

         Brentway is owned by Mr. Ullman and Ms. Walker. Mr. Ullman is Chairman and Ms. Walker is President of Brentway. Brentway provides property management, leasing, construction management and loan placement services to the Company.

         SKR is wholly-owned by Mr. Ullman. Mr. Widowski through SKR provides certain legal services to the Company and its properties at rates which the Company believes to be less than those prevailing in the market.

_______________________________________________________________________________

Advisory Services

                  Under the Advisory Agreement, CBRA is obligated to: (a) provide office space and equipment, personnel and general office services necessary to conduct the day-to-day operations of the Company; (b) select, and conduct relations with accountants (subject to audit committee approval), attorneys', brokers, banks and other lenders, and such other parties as may be considered necessary in connection with the Company's business and investment activities, including, but not limited to, obtaining services required in the acquisition, management and disposition of investments, collection and disbursement of funds, payment of debts and fulfillment of obligations of the Company, and prosecuting, handling and settling any claims of the Company; (c) provide property acquisition and disposition services, research, economic and statistical data, and investment and financial advice to the Company; and (d) maintain appropriate legal, financial, tax accounting and general business records of activities of the Company and render appropriate periodic reports to the Directors and stockholders of the Company and to regulatory agencies, including the Internal Revenue Service, the Securities and Exchange Commission, and similar state agencies.

         CBRA has agreed to defer certain acquisition fees to which it may otherwise be entitled with respect to the possible acquisition by the Company or the Operating Partnership of certain properties owned by CBC and/or its affiliates. Further, CBRA has agreed to defer certain fees otherwise payable with respect to the sales in 2001 of Corporate Center and Broadbent.

         With respect to the sales of these two properties, the Operating Partnership paid to CBRA aggregate disposition fees of $61,600, representing 1% of the sales prices. CBRA agreed with the Board of Directors and management to defer an additional 2% (aggregate $143,200) to which it would otherwise be entitled pursuant to the terms of the Administrative and Advisory Agreement, which provide generally that the deferred amounts are reduced and eventually eliminated if CBRA remains investment advisor to the Company beyond December 31, 2009.

         On December 18, 2001 the Board of Directors approved an Amendment to the Administrative and Advisory Agreement, reflecting a reduction in acquisition and disposition fees payable to CBRA by the Company, effective as of January 1, 2002, CBRA will earn a disposition or acquisition fee, as applicable, equal to 1% of the sale/purchase price; no other fees will be payable in connection with such transactions.

         Pursuant to the Advisory Agreement CBRA was originally entitled to receive an acquisition fee in the maximum amount of $1,737,500 (5%) with respect to the acquisition of the three supermarket-anchored shopping centers and land parcel acquired on October 9, 2001. Initially, CBRA agreed to accept a cash fee in the amount of $173,750 (one-half of 1%). As for the balance of the fee, CBRA had agreed to (1) waive a portion in the amount of $868,750 (2.5%) and (2) defer a portion in the amount of $696,000 (2%). Subsequently, with agreement of the Board of Directors, the cash fee portion paid to CBRA was increased to 1% (aggregate $347,500), and the deferred portion was waived in its entirety by CBRA.

         As a result of the amendment, it is expected that there will be no further deferrals or waivers of fees payable by the Company to CBRA.

         The following is a schedule of fees payable by the Company to CBRA reflecting the amendment to the Administrative and Advisory Agreement and the reduction in fees described above:

Property                                                 Deferred             Paid             Total
-------------------------------------------------------------------------------------------------------
2001 Transactions
Broadbent                                              $   106,000         $    53,000     $   159,000

Corporate Center                                            37,200              18,600          55,800

The three supermarket-anchored shopping centers (1)
                                                                 -             347,500         347,500

2000 Transaction
Germantown                                                  52,500              22,500          75,000
                                                       -----------------------------------------------


Total fees                                             $   195,700 (2)     $   441,600     $   637,300
                                                       ===============================================

(1) The three supermarket anchored shopping centers consist of Academy Plaza, Port Richmond Village and Washington Center (including the Greentree Road development parcel).
(2) Amount owed if the Administrative and Advisory Agreement with CBRA is not continued beyond December 31, 2004.

     As indicated above, deferred disposition and acquisition fees will be reduced by 50% if CBRA remains investment advisor to the Company for the period after December 31, 2004, but prior to December 31, 2005. In the event of expiration or termination of the Agreement after December 31, 2005, such fees payable to Advisor shall be reduced by 10 percentage points for each subsequent calendar year the Agreement remains in effect, until reduced to zero in the event of expiration or termination after December 31, 2009. Any deferred disposition and acquisition fees payable to CBRA will also be waived as of the effective date of termination of services by CBRA if the services of CBRA are terminated voluntarily by CBRA.

         Based on the above it is probable that a liability has been incurred. However, the liability at this point can only be estimated to be in the range of zero and the full fee; there is no best estimate within the range. This reflects the fact that depending on how long CBRA's services are being used, the ultimate fee amount payable may well be zero. Accordingly, none of the deferred fees have been reflected in the Company's financial statements.

         In addition to acquisition and disposition fees payable to CBRA, CBRA also receives a monthly administrative and advisory fee equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company, plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company.

Property Management Services

         Brentway provides property management, leasing, construction management and loan placement services to the Company's real properties pursuant to a Management Agreement entered into in April 1998 (the "Management Agreement"). Brentway is owned by Mr. Ullman and Ms. Walker, who are also Chairman and President of Brentway, respectively. Mr. Ullman is President and Chairman of the Company and Ms. Walker is Vice President and Director of the Company. The term of the Management Agreement is for one year and is automatically renewed annually for additional one-year periods subject to the right of either party to cancel the Management Agreement upon sixty days' written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting for the Company regarding property operations, and maintenance of insurance. All of the duties of Brentway are to be fulfilled at the Company's expense, provided, however, that the Company is not required to reimburse Brentway for personnel expenses other than for on-site personnel at the properties managed. Brentway receives fees for its property management services as follows: a monthly management fee equal to 4% of the gross income for the shopping centers, and 5% of the gross income for Southpoint (2.5% of which is paid to an unrelated party). Brentway also receives leasing fees of up to 6% of the rent to be paid during the term of the lease procured except in the case of the shopping centers, where leasing fees are limited to 4.5%. Construction management fees are 5% of the hard costs of construction. Loan placement fees are 1% of the amount financed, subject to a maximum fee of $100,000 per transaction.

         Leasing fees paid by the Company during this period were also paid to third parties. Brentway has subcontracted with a local management company for site management and leasing services for the Company's office property in Jacksonville, Florida.

Schedule of Administrative and Advisory, Property Management, Leasing and Other Fees Paid to Related Parties as follows:

                                                                Years ended December 31,
                                                              2001         2000           1999
                                                         -------------------------------------
Administrative and Advisory Fees
Cedar Bay Realty Advisors, Inc.                          $ 163,404    $  97,872    $    97,872
HVB                                                  (1) $       -    $       -    $   100,000
                                                         -------------------------------------
Property Management Fees
AEGON                                                    $       -    $   9,118    $    18,705
Brentway                                                 $ 103,149    $  69,611    $    50,683
                                                         -------------------------------------
Construction Management Fees
Brentway                                             (2) $ 180,000    $  28,239    $         -
                                                         -------------------------------------
Leasing Fees
Brentway                                                 $ 135,354    $  44,063    $         -
                                                         -------------------------------------
Legal Fees
Stuart H. Widowski / SKR Management Corp.            (3) $ 181,525    $  33,088    $    28,350
                                                         -------------------------------------
Loan Placement Fees
Brentway                                             (4) $ 100,000    $       -    $         -
                                                         -------------------------------------

(1) The fee paid to HVB Capital Markets, Inc. was for services rendered pursuant to a Financial Advisory Agreement terminated as of December 31, 1999. Jean Bernard Wurm, a Director of HVB, was also a Director of the Company prior to December 31, 1999.
(2) Brentway was entitled to a construction management fee of 5% of the hard costs of construction ($7,266,835). Brentway agreed on a fee of $200,000 of which $180,000 was paid in 2001.
(3) Fees of $181,525 were paid to Stuart H. Widowski, Esq., SKR in-house counsel and Secretary of the Company, through SKR, an affiliate of CBRA, Brentway, and Leo S. Ullman, for legal services provided. $85,000 of such fee was attributable to the acquisition of the three supermarket-anchored shopping centers and negotiation of the corresponding SWH financing.
(4) A placement fee of $100,000 was paid to Brentway in 2001 for services rendered in obtaining a refinancing of The Point Associates, L.P.'s first mortgage loan.

         The Company has entered into an agreement to purchase, from affiliates of CBC a 20% interest as managing general partner in API Red Lion Associates, L.P., ("Red Lion") a Pennsylvania limited partnership which owns the Red Lion Shopping Center in Philadelphia, Pennsylvania. That center is a community strip center of approximately 218,000 rentable sq. ft. on approximately 18.72 acres of land located at the intersection of Route 1 (Roosevelt Boulevard) and Red Lion Road. It is anchored by Best Buys, Sports Authority, Staples and Pep Boys. The purchase arrangements contemplate a valuation of $23 million for the property, which is encumbered by a first mortgage of approximately $16.8 million at 8.86% due in February 2010. A sixty-nine percent limited partnership interest in the partnership will be sold simultaneously to a newly-formed limited liability company owned by third parties at the same valuation. An affiliate of CBC will continue to own an 11% limited partnership interest and will master-lease certain presently vacant store premises aggregating approximately 50,000 sq. ft. at rentals of $11.50; further it will fund a reserve deposit of $1.5 million for such purposes. The valuation is supported by an MAI appraisal at a higher value. Mr. Ullman presently owns an 8% limited partnership interest in Red Lion, it is contemplated that Mr. Ullman's entire interest will be sold as part of the transaction described above. The net proceeds of such sale by Mr. Ullman are expected to be paid to such affiliate of CBC in repayment of a loan to Mr. Ullman to purchase such interest in the property. The purchase agreement is subject to receipt by the Board of Directors of a "fairness" opinion from a reputable independent investment banking firm.

         The Company will purchase its 20% interest in API Red Lion Associates for $1.2 million payable in four equal annual installments of $300,000 with interest at 7.5%. The Company expects to fund those payments out of available cash or cash flow.

         On or about January 18, 2002, Homburg Invest Inc., a Canadian corporation listed on the Toronto Stock Exchange, acquired from Richard Homburg, a Canadian national, and/or affiliated persons, 150,000 shares of the Company (approximately 21.7%). As the Articles and By-Laws of the Company prohibit acquisition of more than 3.5% of the stock of the Company without consent of the Board of Directors, the Company, Homburg Invest Inc. and Richard Homburg entered into a certain "standstill" agreement pursuant to which Homburg Invest Inc., Mr. Homburg and their respective affiliates have agreed not to purchase more than 29.9% of the stock of the Company in the aggregate for a period of five (5) years, not to commence or support a "hostile" tender offer during that period, and to vote for certain directors of the Company. The Company has agreed to support the election of a designee of Homburg Invest Inc. to its Board of Directors. The first designee is expected to be Mr. Frank Matheson and Mr. Matheson is expected to be appointed as of April 1, 2002 by the Board of the Company to fill a vacancy on the Board pending election to a full term by the shareholders at the next annual meeting of shareholders.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and 2. The response to this portion of Item 14 is submitted as a separate section of this report.

3. Exhibits

  (3.1) Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended 1998 ("1998 10-K").

  (3.2) By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended 1998 ("1998 10-K").


  (3.3) Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended 1998 ("1998 10-K").


  (10.1) Administrative and Advisory Agreement dated April 2, 1998 between Cedar Bay Realty Advisors, Inc. and the Company. Incorporated by reference Exhibit 3.4 to Form 10-K for the year ended 1998 ("1998 10-K").


  (10.2) Management Agreement dated April 2, 1998 between Brentway Management LLC and the Company. Incorporated by reference Exhibit 3.5 to Form 10-K for the year ended 1998 ("1998 10-K").


  (10.3) Assignment of Administrative and Advisory Agreement dated April 30, 1999, between Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P.; Amendment of Administrative and Advisory Agreement dated August 21, 2000, between Cedar Income Fund Partnership, L.P. and Cedar Bay Realty Advisors, Inc.; Second Amendment of Administrative and Advisory Agreement dated August 21, 2000, between Cedar Income Fund Partnership, L.P. and Cedar Bay Realty Advisors, Inc.; and Third Amendment of the Administrative and Advisory Agreement dated as of January 1, 2002, between Cedar Income Fund Partnership, L.P. and Cedar Bay Realty Advisors, Inc.

  (10.4) Standstill Agreement between Homburg Invest Inc., Richard Homburg and the Company dated January 18, 2002.

  (10.5) For the sale of Southpoint Parkway, Jacksonville, Florida, Real Estate Purchase and Sale Agreement by and between Cedar Income Fund Partnership, L.P. and Southpoint Parkway Center, L.C. dated February 1, 2002; Addendum Number One by and between Cedar Income Fund Partnership, L.P. and Southpoint Parkway Center, L.C.

  (21)      Listing of the Company's subsidiaries.

  (b) Reports on Form 8-K. Report on Form 8-K filed on October 24, 2001, reporting on an event listed under Item 2. Report on Form 8-K/A filed on November 14, 2001, reporting on an event listed under Items 2 and 7.

  (c) Exhibits The response to this portion of Item 14 is submitted in a separate section of this report.

  (d) Financial Statement Schedules The response to this portion of Item 14 is submitted in a separate section of this report

Item 15.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CEDAR INCOME FUND, LTD.


/s/ Leo S. Ullman                           /s/ Brenda J. Walker
---------------------------                 ------------------------------------
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


_______________, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and as of the date indicated.


/s/ J.A.M.H. der Kinderen                   /s/ James J. Burns
---------------------------                 ---------------------------
J.A.M.H. der Kinderen                       James J. Burns
Director                                    Director



------------------------
Everett B. Miller, III
Director




______________, 2002

                                  EXHIBIT INDEX

Exhibit
 Item                     Title or Description
-------                   --------------------

  (3.1) Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 to Form 10-K for the year ended 1998 ("1998 10-K").

  (3.2) By-laws of the Company. Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended 1998 ("1998 10-K").

  (3.3) Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended 1998 ("1998 10-K").

  (10.1) Administrative and Advisory Agreement dated April 2, 1998 between Cedar Bay Realty Advisors, Inc. and the Company. Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended 1998 ("1998 10-K").

  (10.2) Management Agreement dated April 2, 1998 between Brentway Management LLC and the Company. Incorporated by reference to Exhibit 10.2 to Form 10-K for the year ended 1998 ("1998 10-K").

  (10.3) Assignment of Administrative and Advisory Agreement dated April 30, 1999, between Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P.; Amendment of Administrative and Advisory Agreement dated August 21, 2000, between Cedar Income Fund Partnership, L.P. and Cedar Bay Realty Advisors, Inc.; Second Amendment of Administrative and Advisory Agreement dated August 21, 2000, between Cedar Income Fund Partnership, L.P. and Cedar Bay Realty Advisors, Inc.; and Third Amendment of the Administrative and Advisory Agreement dated as of January 1, 2002 between Cedar Income Fund Partnership, L.P. and Cedar Bay Realty Advisors, Inc.

  (10.4) Standstill Agreement between Homburg Invest Inc., Richard Homburg and the Company dated January 18, 2002.

  (10.5) For the sale of Southpoint Parkway, Jacksonville, Florida, Real Estate Purchase and Sale Agreement by and between Cedar Income Fund Partnership, L.P. and Southpoint Parkway Center, L.C. dated February 1, 2002; Addendum Number One by and between Cedar Income Fund Partnership, L.P. and Southpoint Parkway Center, L.C.

  (10.6) Agreement of Sale between Washington Centre Shops, L.P., Port Richmond Associates, LLC, Academy Stores, L.P. and Greentree Road Land, Inc., as seller, and Cedar Income Fund Partnership, L.P., as Purchaser. Incorporated by reference to Form 8-K filed October 24, 2001.

  (21)      Listing of the Company's subsidiaries.