Form 10-Q
period 2002-03-31
CEDAR INCOME FUND LTD /MD/
filed 2002-05-15
CIK 761648

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

                                 CURRENT REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934



        Date of Report (Date of earliest event reported): March 31, 2002


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

                             Cedar Income Fund, Ltd.

                                      INDEX

Part I.  Financial Information

                Item 1.        Financial Statements

                               Consolidated Balance Sheets - March 31, 2002
                               (unaudited) and December 31, 2001

                               Consolidated Statements of Shareholders' Equity - March 31, 2002 (unaudited) and December 31, 2001

                               Consolidated Statements of Operations - Three Months Ended March 31, 2002 and 2001 (unaudited)

                               Consolidated Statements of Cash Flows -
                               Three Months Ended March 31, 2002 and 2001
                               (unaudited)

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

                Item 3.        Defaults upon Senior Securities

                Item 4.        Submission of Matters to a Vote of Security
                               Holders

                Item 5.        Other Information

                Item 6.        Exhibits and Reports on Form 8-K and 8-K/A

Signatures

Part I. Financial Information
Item 1.  Financial Statements
             Consolidated Balance Sheet

                                                     March 31,      December 31,
                                                       2002            2001
                                                   ------------    ------------
                                                   (unaudited)
Assets
Real estate
  Land                                             $ 10,108,717    $ 10,108,717
  Buildings and improvements                         47,930,622      47,513,267
                                                   ------------    ------------
                                                     58,039,339      57,621,984
  Less accumulated depreciation                        (976,333)       (674,256)
                                                   ------------    ------------
  Real estate                                        57,063,006      56,947,728

Real estate held for sale                             4,401,800       4,401,800
Property deposits                                       150,000            --
Cash and cash equivalents                             2,290,404       2,872,289
Restricted cash                                         889,757       1,402,654
Rents and other receivables                             423,432         217,104
Deferred financing costs, net                         1,372,477       1,195,047
Deferred legal, net                                     178,936          98,749
Prepaid expenses, net                                   519,647         130,557
Deferred lease commissions                              606,565         392,823
Deferred rental income                                  128,173          47,924
Taxes held in escrow                                    241,959         641,715
                                                   ------------    ------------

Total Assets                                       $ 68,266,155    $ 68,348,390
                                                   ============    ============


Liabilities and Shareholders' Equity
Liabilities
  Mortgage loans payable                           $ 46,042,006    $ 46,129,760
  Loan payable                                        5,960,000       5,980,000
  Accounts payable and accrued expenses               1,111,597         876,456
  Security deposits                                     227,059         243,089
  Advance rents                                         162,730         252,294
                                                   ------------    ------------
Total Liabilities                                    53,503,392      53,481,599
                                                   ------------    ------------

Minority Interest                                     2,301,845       2,235,239
Limited partner's interest in consolidated
     Operating Partnership                            8,846,604       8,964,366
Shareholders' Equity
  Common stock ($.01 par value
  50,000,000 shares authorized, 692,111
     shares outstanding)                                  6,921           6,921
   Additional paid-in-capital                         3,607,393       3,660,265
                                                   ------------    ------------
Total Shareholders' Equity                            3,614,314       3,667,186
                                                   ------------    ------------
Total Liabilities and Shareholders' Equity         $ 68,266,155    $ 68,348,390
                                                   ============    ============

Total Shareholders' Equity in the Company
 and limited partner's (equity) interest in
 Operating Partnership and minority interest       $ 14,762,763    $ 14,866,791
                                                   ============    ============

  See the accompanying notes to consolidated financial statements.

                             Cedar Income Fund, Ltd.
                 Consolidated Statements of Shareholders' Equity
                                   (unaudited)


                                                      Additional                                 Total
                                         Common        Paid-In          Undistributed        Shareholders'
                                         Stock         Capital          Net Earnings             Equity
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2001           $ 6,921       $3,660,265        $       -              $3,667,186
                                                                                                       -
Net loss                                     -          (52,872)               -                 (52,872)
                                    ----------------------------------------------------------------------

Balance at March 31, 2002              $ 6,921       $3,607,393        $       -              $3,614,314
                                    ======================================================================



          See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Operations
                                   (unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                           2002           2001
                                                       -----------    -----------
REVENUE
  Rents                                                $ 1,877,353    $   712,208
  Expense recoveries                                       622,639        163,427
  Interest                                                  10,325        107,644
                                                       -----------    -----------
Total Revenue                                            2,510,317        983,279
                                                       -----------    -----------

EXPENSES
Property expenses:
  Payroll                                                   22,403         14,010
  Real estate taxes                                        288,674         91,988
  Repairs and maintenance                                  227,336         87,405
  Utilities                                                 97,489         67,117
  Management fee                                            96,990         31,918
  Insurance                                                 34,748         10,358
  Leasing commisions                                        25,704         21,202
  Other                                                     99,730         26,432
                                                       -----------    -----------
Property expenses, excluding depreciation                  893,074        350,430
   and amortization
  Depreciation                                             302,077        130,985
  Amortization                                             250,178         41,571
                                                       -----------    -----------
Total property expenses                                  1,445,329        522,986

Interest                                                   920,552        377,479
Directors' fees, directors' and officers'
   insurance and expenses                                   30,762         18,086
Administrative and advisory fees                            90,000         24,468
Legal and accounting                                       111,491         32,220
Other administrative                                        16,211         20,605
                                                       -----------    -----------
Total Expenses                                           2,614,345        995,844
                                                       -----------    -----------

Net loss before minority interest and limited
  partner's interest in Operating Partnership             (104,028)       (12,565)
Minority interest                                          (66,606)        22,888
Limited partner's interest                                 117,762        (12,940)
                                                       -----------    -----------
Net loss before cumulative effect adjustment               (52,872)        (2,617)
Cumulative effect of change in accounting principles
  (net of limited partnership share of ($14,732))             --           (6,014)
                                                       -----------    -----------
Net loss                                               $   (52,872)   $    (8,631)

Net loss before extraordinary item per share                 (0.08)         (0.01)
Cumulative effect of change in accounting principle           --            (0.01)
                                                       -----------    -----------
Net loss per share                                     $     (0.08)   $     (0.02)
                                                       ===========    ===========


Average number of shares outstanding                       692,111        692,111
                                                       ===========    ===========

      See the accompanying notes to the consolidated financial statements.

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                              Three Months Ended
                                                       March 31, 2002     March 31, 2001
                                                       ---------------------------------
Net loss                                               $   (52,872)         $    (8,631)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
Cumulative effect of change in accounting principle           --                  6,014
Minority interest                                           66,606              (22,888)
Limited partner's interest in Operating Partnership       (117,762)              12,940
Depreciation and amortization                              552,255              173,479
(Increase) decrease in deferred rental receivable          (80,249)              18,288
Changes in operating assets and liabilites:
(Increase) decrease in rent and other receivable          (206,328)              16,382
(Increase) decrease in prepaid expenses                   (389,090)               6,049
(Increase) decrease in deferred lease commissions         (213,742)               8,773
Decrease in tax held in escrow                             399,756               11,539
Increase in accounts payable                               235,141               82,096
Security deposits collected, net                           (16,030)               5,793
Decrease  in advance rents                                 (89,564)             (35,605)
                                                       --------------------------------

Net cash provided by operating activities                   88,121              274,229
                                                       --------------------------------


Cash Flow From Investing Activities
Capital expenditures                                      (417,355)          (1,053,735)
Decrease in restricted cash                                512,897            1,354,306
Deferred legal                                             (80,187)                --
Property deposits                                         (150,000)                --
Decrease in construction payable                              --               (343,030)
                                                       --------------------------------
Net cash used in investing activities                     (134,645)             (42,459)
                                                       --------------------------------

Cash Flow from Financing Activities
Principal portion of scheduled mortgage payments          (107,754)                --
Financing costs                                           (427,608)                --
                                                       --------------------------------
Net cash used in financing activities                     (535,362)                --
                                                       --------------------------------

Net (decrease) increase in cash and cash equivalents      (581,886)             231,770
Cash and cash equivalents at beginning of the period     2,872,290              841,111

Cash and cash equivalents at end of the period         $ 2,290,404          $ 1,072,881
                                                       ================================

Supplemental Disclosure of Cash Activities
Interest paid                                          $   839,341          $   363,603
                                                       ================================

             See the accompanying notes to consolidated financial statements.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 1.    Background, Organization and Reorganization of the Company

         Cedar Income Fund, Ltd. (the "Company") was originally incorporated in Iowa on December 10, 1984, and qualified to operate as a real estate investment trust ("REIT"). Shortly thereafter, the Company's Common Stock was listed on the NASDAQ securities market. In June 1998, the Company was reorganized and included in an umbrella partnership REIT structure through the contribution of substantially all of its assets to a limited partnership (the "Operating Partnership") in exchange for the sole general partnership interest and all 2,245,411 limited partnership interests ("Units") of the Operating Partnership. Immediately thereafter, Cedar Bay Company, ("CBC") a New York general partnership, which, as a result of a tender offer completed in April 1998, became the largest stockholder of the Company, exchanged 1,703,300 shares of Common Stock for 1,703,300 Units owned by the Company. Following these transactions, substantially all of the Company's assets consisted of the controlling general partnership interest of the Operating Partnership and approximately 24% of the Units; substantially all of CBC's assets consisted of 189,737 shares of Common Stock (approximately 35% of the then-issued and outstanding shares of Common Stock) and approximately 76% of the Units.

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

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 1.   Background, Organization and Reorganization of the Company (continued)

         Cedar Bay Realty Advisors, Inc., a New York corporation ("CBRA"), serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement with the Company. Brentway Management LLC ("Brentway") a New York limited liability company, provides property management services for the Company's properties pursuant to a Management Agreement with the Company on terms standard in the industry. SKR Management Corp., a New York corporation ("SKR"), provides certain legal services to the Company through its in-house counsel and Secretary of the Company, Stuart H. Widowski. CBRA and SKR are wholly-owned by Leo S. Ullman. Brentway is owned by Leo Ullman and Brenda Walker. Leo S. Ullman is President and Chairman of the Board of the Company and of the corporate partners of CBC. Brenda Walker is Vice President and a Director of the Company and Vice President of the corporate partners of CBC. The terms of the Administrative and Advisory Agreement and Management Agreement are further discussed in Note 7 to the Consolidated Financial Statements.

         The Company believes that its liquidity and expected sources of future cash including (i) net proceeds from the currently-pending sale of Southpoint as further discussed below, (ii) $2.3 million of cash and cash equivalents, (iii) drawdowns on a $1 million line of credit (iv) net proceeds of sales of partial interests in one or more of the Company's other properties, and (v) net proceeds of the pending refinancing of The Point's mortgage loan, are sufficient to meet current and near-term obligations, which include capital expenditures, property acquisition commitments, SWH amortization payments and repayment of The Point's existing mortgage loan. (See Notes 4 and 6).

Note 2.  Description of Significant Accounting Policies

Consolidation Policy and Related Matters

         The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of March 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the three months ended March 31, 2002 and 2001, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

         The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 2.           Description of Significant Accounting Policies (continued)

Consolidation Policy and Related Matters (continued)

States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

         The Company owns an approximate 29% partnership interest as sole general partner in the Operating Partnership, which provides the Company with control over all significant activities of the Operating Partnership. The terms of the Agreement of Limited Partnership of Cedar Income Fund Partnership, L.P. dated June 1998, provide that the general partner has exclusive control over the business affairs of the Operating Partnership, including, without limitation, the following: (1) the making of any expenditures, the lending or borrowing of money, the assumption or guarantee of or any other contracting of indebtedness and other liabilities; (2) the making of tax, regulatory and other filings, or rendering of periodic or other reports to governmental agencies; (3) the acquisition, disposition, mortgage, pledge, encumbrance, hypothecation or exchange of any assets; (4) the negotiation, execution and performance of any contracts, leases, conveyances or other instruments; (5) the appointment of a manager or advisor to manage the business of the Operating Partnership; (6) the maintenance of insurance; (7) the formation of, or acquisition of an interest in, and the contribution of property to, any further limited or general partnerships, joint ventures or other relationships that it deems desirable; (8) the control of all matters affecting the rights and obligations of the Operating Partnership; and (9) the general partner may not be removed by the limited partners with or without cause, except with the consent of the general partner.

         Based on the above nine items noted from the Limited Partnership Agreement and the fact that the limited partners have no significant rights, the Company has control over the Operating Partnership based on its general partnership interest, and, accordingly, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of March 31, 2002.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 2.  Description of Significant Accounting Policies (continued)

         The limited partner's interest as of March 31, 2002 (currently owned entirely by CBC) represents approximately a 71% limited partnership interest in the equity of the Operating Partnership.

         The minority interest represents the limited partner's 50% interest in The Point Associates, L.P. ("The Point Associates"). The Operating Partnership has a 50% general partnership interest in such partnership, which is consolidated in the accompanying financial statements for similar reasons as set forth for the Operating Partnership. The limited partner in The Point Associates is an affiliate of CBC.

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

         Gain on sales of real estate is recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

Real Estate

         Depreciation is computed utilizing the straight-line method over the estimated useful lives of ten to forty years for buildings and improvements. Tenant improvements, which are included in buildings and improvements, are amortized on a straight-line basis over the term of the related lease.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 2.  Description of Significant Accounting Policies (continued)

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

Earnings Per Share

         FASB Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", was issued and adopted by the Company during 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Since the Company's financial statements reflect a net loss for the period, dilutive securities are not considered in the computation of basic and diluted net loss per share in accordance with SFAS 128. Accordingly, basic and diluted net income (loss) per share is computed using the weighted average number of shares outstanding during the periods (692,111 in both 2001 and 2002).

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

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

Recent Pronouncements

         In June 2001, the FASB approved Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. The provisions of SFAS 142 are effective for fiscal years beginning

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 2.  Description of Significant Accounting Policies (continued)

after December 15, 2001. The Company has adopted SFAS 142 as of January 1, 2002. The Company believes that the adoption of this standard will have no impact on the Company's financial position or results of operations.

         In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of business. SFAS 144 retains the requirements of SFAS 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 144 as of January 1, 2002. The Company believes that the adoption of this Standard will have no impact on the Company's financial position or results of operations.

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

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 3.  Real Estate and Accumulated Depreciation

         The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership. The Company incurred capital expenditures of $417,354 and $1,053,735 for the quarters ended March 31, 2002 and 2001, respectively.

Note 4.  Real Estate Held for Sale and Sales of Real Estate

         As a result of the SWH financing and the related mandatory payments (see Note 6), the Company's Southpoint property in Jacksonville, Florida has been actively marketed for sale and was classified as "real estate held for sale" effective October 9, 2001 (see Note 1). A contract of sale for Southpoint with an unrelated purchaser in the amount of $4.7 million, entered into as of February 1, 2002, is presently pending. The deposit on the contract became non-refundable as of March 20, 2002. The closing is scheduled for the second quarter of 2002. Net proceeds of the sale are expected to be approximately $4,400,000, after credits to purchaser for certain tenant and capital improvements in the aggregate amount of approximately $25,000, and after deduction of sales costs of $273,000, including estimated commissions of $169,000, title and deed costs of $47,000, legal fees of $10,000 and a disposition fee payable to CBRA in the amount of $47,000. The Company, during the quarter ended December 31, 2001, recognized an impairment loss of $1,341,759 related to the Southpoint property. That impairment loss reflects the difference between the book value of the Southpoint property, as of December 31, 2001, and the present market value of the property less estimated sales costs.

Note 5.  Commitments and Contingencies

         The Operating Partnership has entered into agreements to purchase (i) an approximate 7 acre parcel of land in Fort Washington, Pennsylvania, on which it has agreed to build a 41,000 sq. ft. health club facility, net-leased pursuant to an executed lease agreement to L.A. Fitness International, L.L.C., subject to certain governmental approvals; (ii) subject to mortgagee approval of the assumption of existing first mortgage financing, a 293,000 sq. ft. supermarket-anchored shopping center in north central Pennsylvania; and (iii) subject to a fairness opinion, a 20% sole general partnership interest in a partnership owning a 220,000 sq. ft. shopping center in Philadelphia, Pennsylvania presently owned by an affiliate of CBC.

         The Fort Washington development is expected to be financed with a third-party construction loan, which, upon completion, will become a permanent loan of $5 million (the aggregate term of the loan including the construction period will be five years), third-party participating equity of $1 million, approximately $1.7 million from the tenant and approximately

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 5.  Commitments and Contingencies (continued)

$300,000 in equity contributions from the Company out of currently-available cash. The supermarket-anchored center is expected to be acquired by assumption of existing third-party financing of approximately $13.9 million, $4 million from a third-party participating equity co-venturer and $1.4 million from the Company's currently-available cash. The 20% sole general partnership interest will be purchased in four equal annual installments of approximately $300,000-$400,000 each, again from currently-available cash. A third party entity will purchase a 69% interest in the partnership at the time of the aforementioned acquisition, and outstanding financing of $16.8 million will be assumed.

See Notes 1, 6 and 7 for additional commitments and contingencies.

Note 6.  Mortgage Loans, Other Loan Payable, and Line of Credit

         Properties owned by the Company are subject to the following property-specific mortgage loans payable:

o Academy Plaza, Philadelphia, Pennsylvania, has a first mortgage with a principal balance of approximately $10,651,000 as of March 31, 2002, at 7.275% due March 10, 2013, with a 30-year amortization schedule.

o Port Richmond Village, Philadelphia, Pennsylvania, has a first mortgage with a principal balance of approximately $11,541,000 as of March 31, 2002, at 7.174% due April 10, 2007, with a 30-year amortization schedule.

o Washington Center Shoppes, Sewell, New Jersey, has a first mortgage with a principal balance of approximately $5,950,000 as of March 31, 2002, at 7.53% with an anticipated payment date of November 11, 2007, with a 30-year amortization schedule with a contractual maturity date of November 11, 2027.

o The Point Shopping Center, Harrisburg, Pennsylvania, in which the Company has a 50% general partnership interest, has a first mortgage in the amount of $17,900,000 as of March 31, 2002, at LIBOR plus 2.25%, due June 1, 2002.
     The pending refinancing is scheduled to close prior to such date.

o Southpoint Parkway Center, Jacksonville, Florida, became encumbered on October 9, 2001, by a first mortgage in the amount of $6 million in connection with financing in such amount, by SWH Funding Corp. of Hackensack, New Jersey. The Southpoint property was

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 6.  Mortgage Loans, Other Loan Payable, and Line of Credit (continued)

     unencumbered immediately prior to such financing. Net proceeds of such $6 million loan were applied to the acquisition of the three supermarket-anchored shopping centers in Pennsylvania and southern New Jersey as further described in the Company's Form 10-K for the year ended December 31, 2001.

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

         Commencing as of December 1, 2001, amortization payments of $10,000 are required during each of the first three months, $20,000 for each of the 4th through 6th months, $35,000 for each of the 7th through the 12th months, $45,833.33 for the 13th through the 24th months, and

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 6.  Mortgage Loans, Other Loan Payable, and Line of Credit (continued)

$41,666.67 for the 25th through the 36th months. In addition there is a mandatory payment of $4.5 million on or prior to the 12th month (November 2002) and an additional mandatory payment of $300,000 on or prior to the 18th month.

         The obligations of the Operating Partnership under the SWH financing agreement are guaranteed by the Company.

The combined aggregate future principal payments of mortgage loans and other loan(s) at March 31, 2002, are as follows:

    Year                    Mortgage loans payable      Other loan payable
--------------            -------------------------------------------------
    2002                         $ 18,154,557 (1)          $ 4,851,667 (2)
    2003                              368,197                  841,667
    2004                              391,499                  266,666
    2005                              425,651                        -
    2006                              457,842                        -
 Thereafter                        26,244,260                        -
                          -------------------           --------------
                                 $ 46,042,006              $ 5,960,000
                          ===================           ==============

(1) The Point's $17.9 million loan has two six-month extensions through June 1, 2003. The Company expects to refinance the property in an amount equal to or greater than $17.9 million on or before June 1, 2002.

(2) Substantially all of amount due is expected to be paid from the proceeds of the sale of Southpoint (see Note 4).

         The Operating Partnership obtained a line of credit, effective March 4, 2002, in the amount of $1,000,000 from North Fork Bank, Melville, New York. The term of the line of credit is for one (1) year with a maturity date of March 4, 2003. The line, at the sole discretion of the bank, may be used for (i) real estate investment, (ii) real estate management, (iii) working capital and (iv) other purposes as applicable and as approved by the bank. The interest rate on any drawdown will be the greater of 6% or the bank's prime rate plus 1%. Interest on the outstanding loan balance is to be paid to the bank monthly in arrears. The line of credit's availability is subject to certain conditions as defined.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2001
                                   (unaudited)

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

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 7.  Related Party Transactions (continued)

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

         Under the Advisory Agreement, CBRA is obligated to: (a) provide office space and equipment, personnel and general office services necessary to conduct the day-to-day operations of the Company; (b) select and conduct relations with accountants, (subject to audit committee approval), attorneys, brokers, banks and other lenders, and such other parties as may be considered necessary in connection with the Company's business and investment activities, including, but not limited to, obtaining services required in the acquisition, management and disposition of investments, collection and disbursement of funds, payment of debts and fulfillment of obligations of the Company, and prosecuting, handling and settling any claims of the Company; (c) provide property acquisition and disposition services, research, economic and statistical data, and investment and financial advice to the Company; and (d) maintain appropriate legal, financial, tax, accounting and general business records of activities of the Company and render appropriate periodic reports to the Directors and stockholders of the Company and to regulatory agencies, including the Internal Revenue Service, the Securities and Exchange Commission, and similar state agencies.

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

         CBRA had agreed to defer certain acquisition fees to which it may otherwise be entitled with respect to the possible acquisition by the Company or the Operating Partnership of certain properties owned by CBC and/or its affiliates. Further, CBRA had agreed to defer certain fees otherwise payable with respect to the sales in 2001 of the Operating Partnership's Corporate Center and Broadbent properties.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 7.  Related Party Transactions (continued)

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

         On December 18, 2001, the Board of Directors approved an Amendment to the Administrative and Advisory Agreement, reflecting a reduction in acquisition and disposition fees payable to CBRA by the Company. Effective as of January 1, 2002, CBRA will earn a disposition or acquisition fee, as applicable, equal to 1% of the sale/purchase price; no other fees will be payable in connection with such transactions.

         Pursuant to the Advisory Agreement, CBRA was originally entitled to receive an acquisition fee in the maximum amount of $1,737,500 (5%) with respect to the acquisition of the three supermarket-anchored shopping centers and land parcel acquired on October 9, 2001. Initially, CBRA agreed to accept a cash fee in the amount of $173,750 (one-half of 1%). As for the balance of the fee, CBRA had agreed to (1) waive a portion in the amount of $868,750 (2.5%) and (2) defer a portion in the amount of $696,000 (2%). Subsequently, with agreement of the Board of Directors, the cash fee portion paid to CBRA was increased to 1% (aggregate $347,500), and the deferred portion was waived in its entirety by CBRA.

         As a result of the Amendment, it is expected that there will be no further deferrals or waivers of fees payable by the Company to CBRA.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 7.  Related Party Transactions (continued)

         The following is a schedule of fees payable by the Company to CBRA reflecting the impact of the amendment and the reduced fees related to the shopping centers:



Property                                          Deferred                 Paid              Total
--------                                          --------                 ----              -----
1st Quarter 2002 Transaction                    $         0             $        0      $         0
----------------------------
2001 Transactions
-----------------
Broadbent Business Center                           106,000                 53,000          159,000

Corporate Center                                     37,200                 18,600           55,800

The three supermarket-anchored
   shopping centers (2)                                   -                347,500          347,500

2000 Transaction
----------------
Germantown                                           52,500                 22,500           75,000
                                                ---------------------------------------------------


Total fees                                      $   195,700 (1)         $  441,600      $   637,300
                                                ===================================================

(1) Amount owed if the Administrative and Advisory Agreement with CBRA is not continued beyond December 31, 2004.

(2) The three supermarket-anchored shopping centers consist of Academy Plaza, Port Richmond Village and Washington Center (including development parcel adjacent to Washington Center).

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

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 7.  Related Party Transactions (continued)

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

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (unaudited)

Note 7.  Related Party Transactions (continued)

of construction. Loan placement fees are 1% of the amount financed, subject to a maximum fee of $100,000 per transaction.

         Leasing fees paid by the Company during this period were also paid to third parties. Brentway has subcontracted with a local management company for site management and leasing services for the Company's office property in Jacksonville, Florida.

Schedule of Administrative and Advisory, Property Management, Leasing and Other Fees Paid or Accrued to Related Parties:

                                                         January 1 -             January 1 -
                                                        March 31, 2002          March 31, 2001
                                                    -------------------------------------------
Administrative and Advisory Fees
Cedar Bay Realty Advisors, Inc.                      $        90,000             $     24,468
                                                    -------------------------------------------
Property Management Fees
Brentway                                             $      101, 522             $     21,218
                                                    -------------------------------------------
Construction Management Fees
Brentway                                             $        20,000             $          -
                                                    -------------------------------------------
Leasing Fees
Brentway                                             $       259,829             $          -
                                                    -------------------------------------------
Legal Fees
Stuart H. Widowski / SKR Management Corp.       (1)  $        28,902             $      2,138
                                                    -------------------------------------------


(1) Fees of $28,902 were paid to Stuart H. Widowski, Esq., SKR's in-house counsel and Secretary of the Company, through SKR Management Corp., an affiliate of CBRA, Brentway, CBC and Leo S. Ullman, for legal services provided.

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the historical financial statements of the Company and related notes.

         The Company considers certain statements set forth herein to be "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements related to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward looking statements include, among other factors, general economic conditions, general real estate industry risks, tenant default and bankruptcies, loss of major tenants, the impact of competition and acquisition, redevelopment and development risks including delays in completion and cost overruns, the ability to finance business opportunities, increase in interest rates and local real estate markets. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statement.

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

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidation Policy

         The accompanying consolidated financial statements include the (unaudited) consolidated financial position of the Company and the Operating Partnership as of March 31, 2002 and December 31, 2001, and the results of their opreations and their cash flows for the three months ended March 31, 2002 and 2001, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Revenue Recognition and Accounts Receivable (continued)

         The Company makes estimates of the collectibility of its accounts receivable related to base rent, tenant escalations and reimbursements and other revenue or income. The Company specifically analyzes tenant receivables and analyzes historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims may extend beyond a year. Such estimates may have a direct impact on the Company's net income, as a greater bad debt reserve will result in less net income.

         Gain on sales of real estate are recorded when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale.

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

Overview and Background

         The Company is an advised REIT specializing in the acquisition, leasing, financing, management and development of retail properties. The Company's growth strategy is focused on the real estate markets in Pennsylvania and southern New Jersey.

         The Company owns all of its interests in real property, directly or indirectly, through the Operating Partnership. As of March 31, 2002, the Company owns and operates four retail properties (three located in Pennsylvania and one, with an adjacent separate development parcel, in southern New Jersey) and one office property located in Jacksonville, Florida. As of March 31, 2002, the lease occupancy of the Company's one office property was approximately 86%. The four retail properties have combined lease occupancy of approximately 87% as of March 31, 2002.

         On June 28, 2001, the Company sold its interest in Corporate Center for $1.86 million. The Company incurred closing expenses of approximately $86,000, including a broker's commission of $55,800.

                             Cedar Income Fund, Ltd.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)



Overview and Background (continued)

         In October 2001, the Company purchased three shopping center properties and a certain parcel of land for an aggregate purchase price of approximately $35 million, plus closing costs, adjustments and reserves of approximately $2.8 million. The properties are: (i) Academy Plaza - a 155,000 sq. ft. community shopping center anchored by a 50,000 sq. ft. Acme supermarket, (ii) Port Richmond Village - a 156,000 sq. ft. community shopping center anchored by a 40,000 sq. ft. Thriftway supermarket, (iii) Washington Center Shoppes - a 157,000 sq. ft. community shopping center anchored by a 66,000 sq. ft. Acme supermarket, and (iv) a development parcel of approximately 34,500 sq. ft. adjacent to Washington Center Shoppes.

Results of Operations

         Property operating revenue for the three months ended March 31, 2002 was $2,499,992 compared to $875,635 for the corresponding period in 2001, an increase of approximately $1.6 million. This increase is attributable to the acquisition of the three supermarket-anchored shopping center properties in October 2001, and the increase in rental revenue at The Point as a result of the opening of the Giant supermarket in July 2001. This increase is offset, in part, by the sales of Corporate Center East and Broadbent Business Center during the second quarter of 2001.

         Property operating expenses and real estate taxes ("Property Expenses") were $1,445,329 for the three months ended March 31, 2002 compared to $522,986 for the corresponding period in 2001, an increase of approximately $900,000. This increase is attributable to the acquisition of the three supermarket-anchored shopping centers and the full years' operation of The Point and is offset, in part, by the sales of Corporate Center East and the Broadbent Business Center.

         Interest expense was $920,552 for the three months ended March 31, 2002, compared to $377,479 for the corresponding period in 2001. This increase is attributable to the acquisition of the aforementioned shopping centers with the assumption of $28.3 million in mortgages and $6 million of financing from SWH. As a result of the increase in estimated value of the Company's assets, administrative fees increased by approximately $66,000 from March 31, 2001 to March 31, 2002. Professional fees increased by approximately $79,000 over the same period due to an increase in accounting fees attributable to audits for the three acquisition properties, as well as an increase in the Company's audit fees as a result of the growth of the real estate portfolio.

                             Cedar Income Fund, Ltd.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Summary of Cash Flows

         The Company's rental revenues for the three months ended March 31, 2002 were $2,499,992 compared to $875,635 for the three months ended March 31, 2001. Vacancy at the end of 2002 is expected to increase from 58,439 sq. ft. to approximately 63,800 sq. ft. The leasing time-table, between getting a lease signed, building-out the space and the tenant taking possession, varies depending on the market in the geographic location of the property as well as the nature of the tenant's business. Management estimates that the Company will incur approximately $890,000 in tenant improvement and leasing costs to lease-up vacancies during 2002. Such amounts have been included in the respective properties' 2002 operating budgets.

         The operating expenses of the five properties owned by the Company through its Operating Partnership are paid from the respective properties' rental revenues. Management has prepared operating budgets for each of the five properties and the aggregate revenues more than cover the operating expenses, first mortgage debt service, tenant improvements and commissions.

         Net cash provided by operating activities totaled $88,121 for the three months ended March 31, 2002 and $274,229 for the corresponding period in 2001. The decrease from year-to-year is predominantly due to the sales of two properties in 2001, and the acquisition of four new properties over the past two years.

         Net cash used in investing activities totaled $134,644 for the three months ended March 31, 2002 and $42,459 for the corresponding period in 2001.

         Net cash used in financing activities totaled $535,362 for the three months ended March 31, 2002 and $0 for the corresponding period in 2001. Financing costs incurred during the first quarter of 2002 relate to currently pending acquisitions.

Liquidity and Capital Resources

         Real estate before deduction for accumulated depreciation equals $24.30 per share/OP Unit based on shares/OP Units outstanding as of March 31, 2002. Real Estate at cost, less accumulated deductions for depreciation equals $23.82 per share/OP Unit on shares/OP Units outstanding as of March 31, 2002.

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

         The Operating Partnership has entered into agreements to purchase (i) an approximate 7 acre parcel of land in Fort Washington, Pennsylvania, on which it has agreed to build a 41,000 sq. ft. health club facility, net-leased pursuant to an executed lease agreement to L.A. Fitness International, L.L.C., subject to certain governmental approvals; (ii) subject to mortgage approval of the assumption of existing first mortgage financing a 293,000 sq. ft. supermarket-anchored shopping center in north central, Pennsylvania; and (iii) subject to a fairness opinion, a 20% sole general partnership interest in a partnership owning a 220,000 sq. ft. shopping center in Philadelphia, Pennsylvania presently owned by an affiliate of CBC.

         The Fort Washington development is expected to be financed with a third-party construction loan, which, upon completion of construction, will become a permanent loan of $5 million (the aggregate term of the loan including the construction period will be five years), third-party participating equity of $1 million, approximately $1.7 million from the tenant and approximately $300,000 in equity contributions from the Company out of currently-available cash. The supermarket-anchored center is expected to be acquired by assumption of existing third-party financing of approximately $13.9 million, $4 million from a third-party participating equity co-venturer, and $1.4 million from the Company's currently-available cash. The 20% sole general partnership interest will be purchased in four equal annual installments of $300,000-$400,000 each, again from currently-available cash.

         The Company's indebtedness at March 31, 2002 was approximately $52 million, including $6 million in financing payable to SWH. The SWH financing requires a $4.5 million payment to be made as of November 2002, among other required payments

         The Company expects to fund the two mandatory payments due with respect to the SWH financing ($4,500,000 and $300,000 due by November 2002 and May 2003, respectively) from a combination of (i) net proceeds of the currently-pending sale of the Southpoint property, (ii) $2.3 million in cash and cash equivalents,
(iii) drawdowns on a $1 million line of credit (iv) net proceeds of sales of partial interests in one or more of the Company's other properties and (v) net proceeds of the pending refinancing of The Point's mortgage loan.

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

         The Operating Partnership obtained a line of credit, effective March 4, 2002, in the amount of $1,000,000 from North Fork Bank, Melville, New York. The term of the loan is for one (1) year with a maturity date of March 4, 2003. The loan, at the sole discretion of the bank, may be used for (i) real estate investment, (ii) real estate management, (iii) working capital and (iv) other purposes as applicable and as approved by the bank. The interest rate is the greater of 6% or the bank's prime rate plus 1%. Interest on the outstanding loan balance is to be paid to the bank monthly in arrears. The line of credit's availability is subject to certain conditions, including, but not limited to, quarterly submission of 10-Q filings, annual submission of 10-K filings and a 30-day annual "clean up" (i.e. the outstanding balance of drawdowns under the line of credit must be reduced to zero for 30 days). The line of credit does not require any fees to be paid by the Company or the Operating Partnership. The Company views the availability of this line of credit to be sound business practice and an augment to its liquidity.

         The Company expects that capital markets in the United States will continue to be active and will provide funds for the refinancing of its four (retail) properties' first mortgages as such mortgages mature over the next five months to eleven years. With the exception of the Point's mortgage, all such mortgages are amortizing loans. The balances due at maturity, and the annual amortization payments due are summarized below.

         The Company believes that its liquidity and expected sources of future cash including the (i) net proceeds from the currently-pending sale of Southpoint as further discussed below, (ii) $2.3 million of cash and cash equivalents, (iii) drawdowns on a $1 million line of credit, (iv) net proceed of sales of partial interests in one or more of the Company's other properties, and
(v) net proceeds of the pending refinancing of The Point's mortgage loan are sufficient to meet current and near-term obligations, which include capital expenditures, property acquisition commitments, SWH amortization payments and repayment of The Point's existing mortgage loan.

         The tragedy of September 11, 2001 had a significant effect on the real estate industry. The real estate industry has been experiencing a significant change in the property insurance markets that has resulted in significantly higher premiums for landlords whose policies are subject to renewal in 2002, primarily in the area of terrorism insurance coverage. The Company does not know if sufficient insurance coverage will be available when the current policy expires, or the costs for obtaining a policy containing terms similar to our current policy. This may have an impact on the availability and cost of secured financing in the future. Also, as a result of investigations of Enron and other reported investigations of financial reporting, that insurance coverage and premium costs for officers and directors insurance has been adversely affected. The Company's annual premium for such insurance increased by approximately 29%.

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)


         The following table sets forth the Company's significant debt obligations at March 31, 2002, by scheduled principal cash flow payments and maturity date:



The combined aggregate future principal payments of mortgage loans and other loan(s) at March 31, 2002, are as follows:

    Year                Mortgage loans payable        Other loan payable
--------------        ------------------------------------------------------
    2002                       $ 18,154,557 (1)           $ 4,851,667 (2)
    2003                            368,197                   841,667
    2004                            391,499                   266,666
    2005                            425,651                         -
    2006                            457,842                         -
 Thereafter                      26,244,260                         -
                      ----------------------         -----------------
                               $ 46,042,006               $ 5,960,000
                      ======================         =================

(1) The Point's $17.9 million loan has two six-month extensions through June 1, 2003. The Company expects to refinance the property in an amount equal to or greater than $17.9 million on or before June 1, 2002.

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

Inflation

         Low-to-moderate levels of inflation during the past several years have favorably impacted the Company's operations by stabilizing operating expenses. At the same time, low inflation had the indirect effect of reducing the Company's ability to increase tenant rents. The Company's properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. These factors, in the long run, are expected to result in the more attractive returns from the Company's real estate portfolio as compared to short-term investment vehicles.

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Funds from Operations

         Management believes that funds from operations ("FFO") are an appropriate measurement of performance of the REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss, excluding gains or losses from debt restructuring and sale of properties plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs. FFO should not be considered an alternative to cash flow as a measure of liquidity.

         Since all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures reported by other companies.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to changes in interest rates primarily from its floating debt arrangements. The Company's primary strategy is to protect against this risk by using a derivative transaction to limit the adverse impact that floating LIBOR rate interest fluctuations could have on cash flow. In November 2000, the Company, through a partnership it controls, entered into an interest rate cap agreement effective December 1, 2000 with a financial institution for a notional amount of $17,900,000, capping the interest rate of its secured mortgage loan facility which provides for interest at LIBOR plus 3.25% (interest rate at March 31, 2002 was 5.12%). The cap limits the base LIBOR interest rate to 7.5% and expires on June 1, 2002. The intention is for the cap agreement to be held to maturity. The Company does not use derivative financial instruments for trading purposes. As of March 31, 2002, the hedge effectively had no value and has been adjusted in accordance with SFAS 133 (See Note 2, "Recent Pronouncements" to the consolidated financial statements). Due to the Company's minimal use of derivatives, management's adoption of SFAS 137 (See Note 2, "Recent Pronouncements" to the consolidated financial statements) did not have a significant effect on earnings or on the financial position of the Company. If the base interest rates would increase by 1%, there would be an approximate $26,000 decrease in net income after minority interest and limited partner's interest.

         In addition, the Company has an aggregate of $34,102,006 of mortgage loans and one other loan payable at fixed interest rates. A substantial increase in general interest rates would potentially prevent the Company from refinancing the mortgage loans and the other loan at rates favorable to the Company.

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


                                 March 31, 2002


Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CEDAR INCOME FUND, LTD.


/s/ Leo S. Ullman                               /s/ Brenda J. Walker
-----------------------------------             --------------------------------
Leo S. Ullman                                   Brenda J. Walker
Chairman of the Board and President             Vice President and Director
(principal executive officer)                   (principal financial officer)

                                                /s/ Ann Maneri
                                                --------------------------------
                                                Ann Maneri
                                                Controller
                                                (principal accounting officer)


May 15, 2002