Form 10-Q
period 2002-06-30
CEDAR INCOME FUND LTD /MD/
filed 2002-08-14
CIK 761648

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended................June 30, 2002

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from..............to................

         Commission file number.......................................0-14510

                             CEDAR INCOME FUND, LTD.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



  Maryland                                                      42-1241468
-------------------------------------------------------------------------------
(State or other                                                (IRS Employer
 Jurisdiction of                                             Identification No.)
 Incorporation)

44 South Bayles Avenue, Port Washington, New York                 11050
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code            (516) 767-6492

-------------------------------------------------------------------------------
(Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock $0.01 par value was 694,411 on August 12, 2002.

                             Cedar Income Fund, Ltd.
                             -----------------------

                                      INDEX

Part I.  Financial Information
                Item 1.        Financial Statements

                               Consolidated Balance Sheets as of June 30, 2002 (unaudited) and December
                               31, 2001

                               Consolidated Statements of Shareholders' Equity for the six months ended
                               June 30, 2002 (unaudited)

                               Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001 (unaudited)

                               Consolidated Statements of Cash Flows for the six months ended
                               June 30, 2002 and 2001 (unaudited)

                               Notes to Consolidated Financial Statements - June 30, 2002 (unaudited)

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


Part II.   Other Information


                Item 6.        Exhibits and Reports on Form 8-K


Signatures

Part I. Financial Information
Item 1.  Financial Statements

                             Cedar Income Fund, Ltd.
                           Consolidated Balance Sheet

                                                           June 30,        December 31,
                                                             2002              2001
                                                         -----------------------------
                                                          (unaudited)
Assets
Real estate
  Land                                                   $ 14,217,648     $ 10,108,717
  Buildings and improvements                               65,018,347       47,513,267
                                                         -----------------------------
                                                           79,235,995       57,621,984
  Less accumulated depreciation                            (1,316,107)        (674,256)
                                                         -----------------------------
  Real estate                                              77,919,888       56,947,728

Real estate held for sale                                           -        4,401,800
Property deposits                                             250,000                -
Cash and cash equivalents                                   3,265,566        2,872,289
Restricted cash                                             1,051,074        1,402,654
Rents and other receivables                                   486,366          217,104
Deferred financing costs, net                               1,291,925        1,195,047
Deferred legal, net                                           153,868           98,749
Prepaid expenses, net                                         694,876          130,557
Deferred lease commissions                                    623,998          392,823
Deferred rental income                                        193,430           47,924
Taxes held in escrow                                          504,253          641,715
                                                         -----------------------------

Total Assets                                             $ 86,435,244     $ 68,348,390
                                                         =============================

Liabilities and Shareholders' Equity
Liabilities
  Mortgage loans payable                                 $ 64,835,067     $ 46,129,760
  Loans payable                                             2,441,909        5,980,000
  Accounts payable and accrued expenses                     1,083,056          876,456
  Security deposits                                           226,888          243,089
  Advance rents                                               434,620          252,294
                                                         -----------------------------
Total Liabilities                                          69,021,540       53,481,599
                                                         -----------------------------

Minority Interests                                          5,546,986        2,235,239
Limited partner's interest in consolidated
     Operating Partnership                                  8,408,114        8,964,366
Shareholders' Equity
  Common stock ($.01 par value 50,000,000
     shares authorized, 694,411 and 692,111 shares
     issued and outstanding, respectively)                      6,944            6,921
   Additional paid-in capital                               3,451,660        3,660,265
                                                         -----------------------------
Total Shareholders' Equity                                  3,458,604        3,667,186
                                                         -----------------------------
Total Liabilities and Shareholders' Equity               $ 86,435,244     $ 68,348,390
                                                         =============================

Total Shareholders' Equity in the Company
 and limited partner's (equity) interest in
 Operating Partnership and minority interests            $ 17,413,704     $ 14,866,791
                                                         =============================

        See the accompanying notes to consolidated financial statements.

                             Cedar Income Fund, Ltd.
                 Consolidated Statements of Shareholders' Equity
                                   (unaudited)



                                                       Additional                          Total
                                            Common      Pain-In        Undistributed  Shareholders'
                                             Stock      Capital        Net Earnings      Equity
----------------------------------------------------------------------------------------------------
Balance at December 31, 2001               $ 6,921     $3,660,265        $       -       $3,667,186
                                                                                                  -
Net loss for the six months
  ended June 30, 2002                            -       (274,134)               -         (274,134)
                                                                                                  -
Warrants                                                   54,242                            54,242

Conversion of Operating
  Partnership units to Common
  Stock                                         23         11,287                -           11,310
                                       -------------------------------------------------------------

Balance at June 30, 2002                   $ 6,944     $3,451,660        $       -       $3,458,604
                                       =============================================================

        See the accompanying notes to consolidated financial statements.

                                                       Cedar Income Fund, Ltd.
                                                Consolidated Statements of Operations
                                                             (unaudited)

                                                                Three Months Ended                      Six Months Ended
                                                                     June 30,                               June 30,
                                                             2002               2001              2002                 2001
                                                          -----------------------------        --------------------------------
REVENUE
  Rents                                                   $2,650,540          $ 885,012        $5,150,532           $ 1,760,647
  Other                                                            -                  -             3,648                     -
  Interest                                                     5,283             80,906            11,960               188,550
                                                          ----------          ---------        ----------           -----------
Total Revenue                                              2,655,823            965,918         5,166,140             1,949,197
                                                          ----------          ---------        ----------           -----------
EXPENSES
Property expenses:
  Payroll                                                     32,235             13,417            54,638                27,427
  Real estate taxes                                          304,131             83,324           592,805               175,312
  Repairs and maintenance                                    161,005             85,702           388,341               173,107
  Utilities                                                   79,458             51,846           176,947               118,963
  Management fee                                             117,910             34,254           214,900                66,172
  Insurance                                                   35,878             11,343            70,626                21,701
  Leasing commissions                                         11,043             20,073            36,747                41,275
  Other                                                      165,058             41,452           264,788                67,904
                                                          ----------          ---------        ----------           -----------
Property expenses, excluding depreciation                    906,718            341,411         1,799,792               691,861
   and amortization
  Depreciation                                               339,747            121,524           641,851               252,509
  Amortization                                               221,559              8,181           470,642                53,583
                                                          ----------          ---------        ----------           -----------
Total property expenses                                    1,468,024            471,116         2,912,285               997,953
Interest                                                   1,048,193            303,053         1,968,745               666,656
Directors' fees, directors' and officers'
   insurance and expenses                                     32,244             30,084            63,006                48,936
Administrative and advisory fees                              90,000             24,468           180,000                48,170
Legal and accounting                                         128,434             31,601           239,925                65,366
Other administrative                                          54,394             10,850            70,605                42,863
Loan repayment fee                                           268,500                  -           268,500                     -
                                                          ----------          ---------        ----------           -----------
Total Expenses                                             3,089,789            871,172         5,703,066             1,869,944
                                                          ----------          ---------        ----------           -----------
(Loss) income before minority interests and limited
  partner's interest in Operating Partnership               (433,966)            94,746          (536,926)               79,253
Minority interests                                           187,313            (18,413)          120,647                 5,929
Limited partner's interest                                   209,891         (1,007,040)          331,272            (1,019,980)
Gain on sale                                                       -          1,638,416                 -             1,638,416
Loss on sale                                                 (48,511)          (295,610)          (48,511)             (295,610)
                                                          ----------          ---------        ----------           -----------
(Loss) before cumulative effect adjustment                   (85,273)           412,099          (133,518)              408,008
Cumulative effect of change in accounting principles
  (net of limited partner's share of ($14,732))                    -                  -                 -                (6,014)
                                                          ----------          ---------        ----------           -----------
(Loss) income before extraordinary items                  $  (85,273)         $ 412,099        $ (133,518)          $   401,994
Extraordinary items
   Early extinguishment of debt (net of limited partner's
      share of $346,110)                                  $ (140,616)         $       -        $ (140,616)          $         -
   Early extinguishment of debt (net of limited partner's
      share of $187,834)                                           -            (76,312)                -               (76,312)
                                                          ----------          ---------        ----------           -----------
Net (loss) income                                         $ (225,889)         $ 335,787        $ (274,134)            $ 325,682
                                                          ==========          =========        ==========           ===========
Net (loss) income per share before cumulative
   effect adjustment                                           (0.12)              0.60             (0.19)                 0.59
Cumulative change in accounting principal per share                -                  -                 -                 (0.01)
                                                          ----------          ---------        ----------           -----------
Net (earnings) loss per share before extraordinary item        (0.12)              0.60             (0.19)                 0.58
Extraordinary (loss) per share                                 (0.20)                 -             (0.20)                    -
Extraordinary (loss) per share                                     -              (0.11)                -                 (0.11)
                                                          ----------          ---------        ----------           -----------
Net earnings (loss) per share                             $    (0.32)         $    0.49        $    (0.39)          $      0.47
                                                          ==========          =========        ==========           ===========

Average number of shares outstanding                         693,334            692,111           692,600               692,111
                                                          ==========          =========        ==========           ===========

                             Cedar Income Fund, Ltd.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                       Six Months Ended
                                                                June 30, 2002    June 30, 2001
                                                                ------------------------------
Net (loss) income                                                $  (274,134)     $   325,682
Adjustments to reconcile net loss to net cash
   provided by operating activities:
Cumulative effect of change in accounting principle                        -           20,737
Minority interests                                                  (120,647)          (5,929)
Limited partner's interest in Operating Partnership                 (331,272)       1,019,980
Gain on sale of Broadbent Business Center                                  -       (1,638,416)
Loss on sale of Corporate Center East                                      -          295,610
Loss on sale of Southpoint Parkway                                    48,511                -
Early extinguishment of debt                                         486,726          264,146
Depreciation and amortization                                      1,112,493          306,092
(Increase) decrease in deferred rental receivable                   (145,506)          18,288

Changes in operating assets and liabilites:
(Increase) in rent and other receivables                            (269,262)          (5,290)
Decrease in deferred legal                                                 -           20,058
(Increase) decrease in prepaid expenses                             (549,902)          15,593
(Increase) decrease in deferred lease commissions                   (231,175)          52,867
Decrease (increase) in taxes held in escrow                          137,462          (44,745)
Increase (decrease) in accounts payable                              206,600          (35,614)
Security deposits collected, net                                     (16,201)         (47,148)
Increase (decrease) in advance rents                                 181,791          (51,449)
                                                                 ----------------------------
Net cash provided by operating activities                            235,484          510,462
                                                                 ----------------------------

Cash Flow from Investing Activities
Capital expenditures                                                (954,492)      (3,893,799)
Decrease in restricted cash                                          351,580          652,753
Property deposits                                                   (250,000)        (350,000)
Decrease in construction payable                                           -         (343,090)
Sale of Broadbent Business Center                                          -        4,839,941
Sale of Southpoint Parkway                                         4,353,289                -
Sale of Corporate Center East                                              -        1,722,458
Acquisition of Red Lion Associates net of cash at acquisition     (3,174,623)               -
                                                                 ----------------------------
Net cash provided by investing activities                            325,754        2,628,263
                                                                 ----------------------------

Cash Flow from Financing Activities
Repayment of The Point financing                                 (17,900,000)               -
Principal portion of scheduled mortgage payments                    (165,780)               -
Proceeds from The Point mortgage financing                        20,000,000                -
Proceeds from line of credit                                         500,000                -
Contribution from minority interest                                4,030,290                -
Distribution to minority interest                                   (597,896)               -
(Repayment of) loans payable                                      (4,925,210)      (1,515,644)
Deferred financing costs                                          (1,054,246)        (145,468)
Deferred legal costs                                                 (55,119)               -
                                                                 ----------------------------
Net cash (used in) financing activities                             (167,961)      (1,661,112)
                                                                 ----------------------------

Net increase in cash and cash equivalents                            393,278        1,477,613
Cash and cash equivalents at beginning of the period               2,872,289          841,111
                                                                 ----------------------------
Cash and cash equivalents at end of the period                   $ 3,265,567      $ 2,318,724
                                                                 ============================

Supplemental Disclosure of Cash Activities
Interest paid                                                    $ 1,777,180      $   666,656
                                                                 ============================
Non-Cash activities
Warrants                                                           $ 198,095      $         -
                                                                 ============================
Red Lion note payable                                              $ 887,142      $         -
                                                                 ============================
Red Lion mortgage assumed                                        $16,778,156      $         -
                                                                 ============================

    See the accompanying notes to consolidated financial statements.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 1. Background, Organization and Reorganization of the Company

         Cedar Income Fund, Ltd. (the "Company") was originally incorporated in Iowa on December 10, 1984, and qualified to operate as a real estate investment trust ("REIT"). Shortly thereafter, the Company's Common Stock was listed on the NASDAQ securities market. In June 1998, the Company was reorganized and included in an umbrella partnership REIT structure through the contribution of substantially all of its assets to a limited partnership (the "Operating Partnership") in exchange for the sole general partnership interest and all 2,245,411 limited partnership interests ("Units") of the Operating Partnership. Immediately thereafter, Cedar Bay Company, ("CBC") a New York general partnership, which, as a result of a tender offer completed in April 1998, became the largest stockholder of the Company, exchanged 1,703,300 shares of Common Stock for 1,703,300 Units owned by the Company. Following these transactions, substantially all of the Company's assets consisted of the controlling general partnership interest of the Operating Partnership and approximately 24% of the Units; substantially all of CBC's assets consisted of 189,737 shares of Common Stock (approximately 35% of the then-issued and outstanding shares of Common Stock) and approximately 76% of the Units. The Company is the sole general partner of the Operating Partnership.

         The Company's shares are traded on the NASDAQ (Small Cap) Market under the symbol "CEDR".

         Currently, a Unit in the Operating Partnership and a share of Common Stock of the Company have essentially the same economic characteristics, as they effectively share equally in net income or loss and distributions of the Operating Partnership.

         The Company continues to operate as a REIT. To qualify as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended, and Regulations thereto (the "Code"), the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company's objectives are to provide to its shareholders a professional managed, diversified portfolio of commercial (primarily shopping center) real estate investments which will provide the best available cash flow and present an opportunity for capital appreciation.

         The Company, through its Operating Partnership, directly or indirectly through partnership interests or limited liability companies as of June 30, 2002, owned and operated the following shopping center properties:

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 1. Background, Organization and Reorganization of the Company (continued)

                                                                                           Ownership
         Name                          Location               Square Footage            Interest (as G.P.)
         ----                          --------               --------------            ------------------
         Academy Plaza                 Philadelphia, PA       154,124 sq. ft.           100%
         Port Richmond Village         Philadelphia, PA       156,471 sq. ft.           100%
         Washington Center Shoppes     Sewell, NJ             157,146 sq. ft.           100%
         Greentree Road (parcel)       Sewell, NJ             47,000 sq. ft.            100%
         The Point Shopping Center     Harrisburg, PA         255,613 sq. ft.           50%
         Red Lion Shopping Center      Philadelphia, PA       217,874 sq. ft.           20%

         Cedar Bay Realty Advisors, Inc., a New York corporation ("CBRA"), serves as investment advisor to the Company pursuant to an Administrative and Advisory Agreement (the "Advisory Agreement") with the Company. Brentway Management LLC, a New York limited liability company ("Brentway"), provides property management services for the Company's properties pursuant to a Management Agreement dated April 1998 (the "Management Agreement") and through individual management agreements for the respective properties with the Company on arm's-length terms. SKR Management Corp., a New York corporation ("SKR"), provides certain legal services to the Company through its in-house counsel and Secretary of the Company, Stuart H. Widowski. CBRA and SKR are wholly-owned by Leo S. Ullman. Brentway is owned by Leo Ullman and Brenda Walker. Leo S. Ullman is President and Chairman of the Board of the Company and of the corporate partners of CBC. Brenda Walker is Vice President and a Director of the Company and Vice President of the corporate partners of CBC. The terms of the Advisory Agreement and Management Agreement are further discussed in Note 8 to the Consolidated Financial Statements.

Note 2. Acquisition of Red Lion Shopping Center and Related Matters

         On May 31, 2002, Cedar-RL, LLC ("Cedar-RL"), a newly-formed special purpose, wholly-owned subsidiary of the Operating Partnership, purchased from Silver Circle Management Corp. ("Silver Circle") an affiliate of Leo S. Ullman and CBC (the limited partner of the Operating Partnership and a 27.4% owner of the Company's outstanding shares) a 20% interest in API Red Lion Shopping Center Associates ("Red Lion Associates"), a partnership owned by Leo S. Ullman (as limited partner with an 8% ownership interest) and Silver Circle (as sole general partner with a 92% ownership interest). The purchase price was $1,182,857, payable $295,714 at closing (May 31, 2002) and paid out of the Company's available cash, with the balance evidenced by a promissory note (the "Note") payable in three equal annual installments commencing one year after closing and bearing interest at 7.5% due annually with each installment payment. The Note may be prepaid in whole or in part at any time. The security for the
Note is a pledge by Cedar-RL of its interest in Red Lion Associates.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 2. Acquisition of Red Lion Shopping Center and Related Matters (continued)

         Also on May 31, 2002, Silver Circle and Leo S. Ullman sold an aggregate 69% limited partnership interest in Red Lion Associates to Philadelphia ARC-Cedar LLC ("ARC Cedar") for $4,360,500. As a result of such transactions, Leo S. Ullman will have no continuing ownership interest in Red Lion Associates. The proceeds of sale of Mr. Ullman's interest in Red Lion Associates were used in their entirety to repay certain loans to Silver Circle. Mr. Ullman and Brenda
J. Walker, President and Vice President of the Company, respectively, are officers of Silver Circle, but have no ownership interest in that entity.

         The principal asset of Red Lion Associates is the Red Lion Shopping Center, a 218,000 sq. ft. shopping center in Philadelphia, Pennsylvania with Best Buy, Staples, Sports Authority and Pep Boys as anchor tenants. The property was built in 1972, substantially "rehabbed" in 1990 and subsequently expanded in 1998, 1999 and 2000 to accommodate the tenancies for Best Buy, Staples and Pets Plus, respectively.

         The property is subject to a first mortgage with a principal balance of approximately $16.8 million as of May 1, 2002, maturing in February 2010.

         Silver Circle, in consideration of the purchase by Cedar-RL and ARC-Cedar, has entered into a master lease for a period ending on the earlier of
(i) 10 years or (ii) the date on which approximately 49,600 sq. ft. of gross leaseable area (vacant space formerly occupied by Ross Dress for Less and Cost Less stores) has been leased to third parties meeting certain criteria at a minimum rent of $11.50 per sq. ft. ($570,262 per annum) plus taxes, common area maintenance and utilities payable by occupant. As security for such obligations, Silver Circle has deposited $1.5 million into escrow to be drawn upon pursuant to the master lease.

         In addition, Silver Circle will guarantee monthly minimum rental payments of the Sports Authority lease during the term of its existing lease ($43,825 per month) until the earlier to occur of (i) exercise by Sports Authority of a renewal option, (ii) new leases to tenants approved by Red Lion Associates or (iii) five years after the earlier to occur of the date of any Sports Authority default or August 14, 2005, subject in each case to a maximum of $200,000. This obligation and certain other obligations are secured by Silver Circle's partnership interest in Red Lion Associates.

         The purchases by Cedar-RL and ARC-Cedar were determined on an arm's-length basis, based on a valuation of the Red Lion Shopping Center property at approximately $23 million (approximately $6 million above existing first mortgage financing of approximately $17 million). The Company previously commissioned and received on December 14, 2001, an appraisal of the Red Lion Shopping Center from St. John Realty Associates, Inc. at $23.7 million, including the value of the master lease described above.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 2. Acquisition of Red Lion Shopping Center and Related Matters (continued)

         The Board of Directors of the Company commissioned, and has received, a "fairness" opinion from the investment banking firm, Robert A. Stanger & Co. Inc., with respect to the purchase of the partnership interest in Red Lion Associates by the Operating Partnership.

         On May 31, 2002, contemporaneous with the closing of the Red Lion Associates transaction, an Operating Unit Purchase Warrant was issued by the Operating Partnership to ARC Properties, Inc., to purchase Units of the Operating Partnership at an exercise price of $4.50 per Unit. Such Warrants were issued and vested one-third on the closing of the transaction (83,333 warrants), with the balance to vest one-third each on January 1, 2003 and 2004 (83,333, respectively), provided that ARC Properties, Inc. performs future services for the Company.

         The first 83,333 of Warrants which were issued were capitalized as part of the Red Lion transaction using the fair value method. The accounting treatment of the subsequent issuance of Warrants will be determined by future services performed by ARC Properties, Inc.

         As a condition for the issuance of the Warrant, the holder has entered into a "standstill" agreement which prohibits the holder from, among other things, purchasing directly or indirectly any additional Shares or Units, conducting a proxy contest or a tender offer to the Company's shareholders/unitholders without the prior approval of the Company, or selling, transferring, or pledging the Warrant or any Units or Shares except under Securities and Exchange Commission ("SEC") Rule 144 volume restrictions or through a broker/dealer, subject to certain restrictions to prevent disqualification as a REIT.

         Silver Circle, ARC-Cedar and Cedar-RL entered into an amended partnership agreement for Red Lion Associates effective as of the closing date with respect to the operation of the Red Lion Shopping Center. Cedar-RL under such agreement is the sole general partner of Red Lion Associates; ARC-Cedar and Silver Circle are limited partners.

         Pursuant to the terms of the agreement, income and loss of the partnership will be allocated to the respective partners in accordance with their percentage interests. Silver Circle has a continuing right to receive on a priority basis upon a capital event, an amount equal to cash left in the partnership at closing in the amount of approximately $185,000, which amount constitutes the approximate amount payable to the first mortgagee for one month's debt service and reserves, respectively. Cash distributions from operations or from liquidation will also be allocated in accordance with their percentage interests.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 2. Acquisition of Red Lion Shopping Center and Related Matters (continued)

         The general partner will be reimbursed only for actual costs and expenses (including administrative) incurred for the partnership's operations. Brentway, an affiliate of Mr. Ullman and Ms. Walker, will continue to provide management services in accordance with the existing management agreement for the property, which provides for leasing fees, construction management fees, and property management fees at customary rates.

         The general partner will be indemnified to the full extent of Red Lion Associates' assets and the law against any loss or damage in connection with the business of the partnership resulting from any act or omission performed in good faith.

         The Company's 20% indirect ownership interest as sole general partner of Red Lion Associates, provides the Company with control over all significant activities of Red Lion Associates. The specific narrow rights of the limited partners, which, in turn, are contingent, have been described above. Accordingly, the Company has reported consolidated results of Red Lion Associates. In this manner, the accounting treatment for this property will be similar to the accounting treatment for The Point Shopping Center property in Harrisburg, Pennsylvania ("The Point"), in which the Operating Partnership, through a single-purpose entity, is similarly the sole general partner with controlling responsibility for the operations of that partnership.

         SKR is entitled to, and has collected a fee from Silver Circle in connection with the sale of its ownership interest in Red Lion Associates to ARC-Cedar and Cedar-RL in an amount equal to 1% of the sales price with a maximum of $100,000. The initial fee paid to SKR, based on cash proceeds of the sales to Silver Circle, was $43,767. CBRA is generally entitled under the Investment Advisory Agreement between CBRA and the Company to an acquisition fee of 1% of the purchase price of any property acquired by the Company or the Operating Partnership. The fee to which CBRA would otherwise be entitled with respect to the purchase of the 20% interest in Red Lion Associates by the Operating Partnership, has been waived by CBRA.

Note 3. Description of Significant Accounting Policies

Consolidation Policy and Related Matters

         The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of June 30, 2002 and December 31, 2001, the results of their operations and their operations for the three months and six months ended June 30, 2002, and their cash flows for the six months ended June 30, 2002 and 2001, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 3. Description of Significant Accounting Policies (continued)

Consolidation Policy and Related Matters (continued)

         The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 2002, and for the three month and six month periods ended June 30, 2002 and 2001 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

         The Company owns an approximate 29% partnership interest as sole general partner in the Operating Partnership, which provides the Company with control over all significant activities of the Operating Partnership.

         As the Company has control over the Operating Partnership, the Operating Partnership in turn is consolidated with the Company in the accompanying financial statements as of June 30, 2002.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 3. Description of Significant Accounting Policies (continued)

Consolidation Policy and Related Matters (continued)

         The limited partner's interest as of June 30, 2002 (currently owned entirely by CBC) represents approximately a 71% limited partnership interest in the equity of the Operating Partnership.

         The minority interests represent the limited partner's 50% interest in The Point Associates, L.P. ("The Point Associates") and the 69% and 11% limited partners' interests in API Red Lion Shopping Center Associates ("Red Lion Associates"). The Operating Partnership has a 50% general partnership interest in The Point Associates and a 20% general partnership interest in Red Lion Associates, which are consolidated in the accompanying financial statements for similar reasons as set forth for the Operating Partnership. The limited partner in The Point Associates is an affiliate of CBC. The 11% limited partner in Red Lion Associates is also an affiliate of CBC, and the 69% limited partner is an affiliate of ARC Properties, Inc. (see Note 2).

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 3. Description of Significant Accounting Policies (continued)

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

         The Company established a stock option plan (the "Plan") for the purpose of attracting and retaining executive officers, directors and other key employees. Of the Company's authorized shares of Common Stock, 500,000 have been reserved for issuance under the Plan. The Plan is administered by a committee of the Board of Directors, which committee will, among other things, select the number of shares subject to each grant, the vesting period for each grant and the exercise price (subject to applicable regulations with respect to incentive stock options) for the options.

         Effective July 10, 2001, the Board of Directors authorized the issuance of options to purchase 10,000 shares at $3.50 per share, the stock price as of that date, to each of the five Directors then in office and valid for ten years thereafter.

Warrants

         Warrants that are issued to non-employees are accounted for under EITF 96-18 Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in conjunction with selling Good or Services or Services are recorded at fair value. The value of the Warrants are expensed or capitalized based on the nature of the service provided for them.

Earnings Per Share

         FASB Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", was issued and adopted by the Company during 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Since the Company's financial statements reflect a net loss for the period, dilutive securities are not considered in the computation of basic and diluted net loss per share in accordance with SFAS 128. Accordingly,

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 3. Description of Significant Accounting Policies (continued)

Earnings Per Share (continued)

basic and diluted net income (loss) per share is computed using the weighted average number of shares outstanding during the periods (692,111 in 2001 and 692,600 in 2002).

Income Taxes

         The Company generally will not be subject to federal income taxes as long as it qualifies as a REIT under Sections 856-869 of the Code. A REIT will generally not be subject to federal income taxation on that portion of income that qualifies as REIT taxable income and to the extent that it distributes such taxable income to its stockholders and complies with certain requirements of the Code relating to income and assets. As a REIT, the Company is allowed to reduce taxable income by all or a portion of distributions to stockholders and must distribute at least 90% of its taxable income to qualify as a REIT.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 3. Description of Significant Accounting Policies (continued)

Recent Pronouncements (continued)

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 4. Real Estate and Accumulated Depreciation

         The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership. The Company incurred capital expenditures of $954,492 and $3,893,799 for the six months ended June 30, 2002 and 2001, respectively.

Note 5. Real Estate Held for Sale and Sales of Real Estate

         As a result of a financing through SWH Funding Corp. ("SWH"), and the related mandatory payments (see Note 7), the Company's Southpoint Parkway Center property in Jacksonville, Florida ("Southpoint") had been actively marketed for sale and was classified as "real estate held for sale" effective October 9, 2001. On May 24, 2002, the Operating Partnership sold its interest in Southpoint to Southpoint Parkway Center, L.C. for $4.7 million.

         The Operating Partnership incurred closing costs and adjustments of approximately $330,000, including brokers' commissions of $172,000 and legal and other closing adjustments of approximately $158,000. Other closing costs included a disposition fee paid to CBRA, in accordance with the terms of the Advisory Agreement between CBRA and the Company, in the amount of $46,750, representing 1% of the sales price.

         The net sales proceeds of approximately $4,370,000 were used to paydown the then-existing $6 million financing entered into with SWH in connection with the purchase of three supermarket-anchored shopping centers (two in Philadelphia, and one in southern New Jersey) during the fourth quarter of 2001. In connection with the paydown, approximately $487,000 of deferred financing costs were written off.

         The net cost basis of Southpoint on the books of the Operating Partnership as of the closing date was approximately $4,440,000. The net sales price after closing costs and adjustments was approximately $4,391,000, resulting in a capital loss of approximately $49,000. The cost basis for the property had been reduced by $1,341,759 on the books of the Company during the fourth quarter of 2001, to adjust the value to fair market when the property was reclassified to "real estate held for sale".

         The Southpoint property was the only remaining office property of the Company and the last of the four properties acquired shortly after organization of the Company in 1985-1986. The Company's remaining portfolio consists primarily of supermarket-anchored shopping centers in Pennsylvania and New Jersey.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 6. Commitments and Contingencies

         The Operating Partnership has entered into agreements to purchase an approximate 7 acre parcel of land in Fort Washington, Pennsylvania, on which it has agreed to build a 41,000 sq. ft. health club facility, net-leased pursuant to an executed lease agreement to L.A. Fitness International, L.L.C., subject to certain governmental approvals.

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

         As of June 30, 2002, the Company had committed to purchase the Loyal Plaza Shopping Center in Williamsport, Pennsylvania. The purchase of that property was subsequently completed and is described in Note 9.

Note 7. Mortgage Loans, Other Loans Payable, and Line of Credit

         Properties owned by the Company are subject to the following property-specific mortgage loans payable:

o Academy Plaza, Philadelphia, Pennsylvania, has a first mortgage with a principal balance of approximately $10,621,000 as of June 30, 2002, at 7.275% due March 10, 2013, with a 30-year amortization schedule.

o Port Richmond Village, Philadelphia, Pennsylvania, has a first mortgage with a principal balance of approximately $11,508,000 as of June 30, 2002, at 7.174% due April 10, 2007, with a 30-year amortization schedule.

o Washington Center Shoppes, Sewell, New Jersey, has a first mortgage with a principal balance of approximately $5,934,000 as of June 30, 2002, at 7.53% with an anticipated payment date of November 11, 2007, with a 30-year amortization schedule with a contractual maturity date of November 11, 2027.

     As discussed in Note 5, the Company's Southpoint property was sold on May 24, 2002. The net proceeds of approximately $4,370,000 were used to pay down the $6 million SWH financing. In addition, reserves of approximately $153,000 were applied to the outstanding principal balance, and the second mandatory payment of $300,000 was made in May 2002. The approximate principal balance at June 30, 2002 was $1,055,000. Deferred financing costs of approximately

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 7. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

     $487,000 were written off as an extraordinary item during the second quarter of 2002.

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

     As additional security for the SWH financing, the Operating Partnership has pledged to SWH, its rights to distributions from the entity which controls the limited liability companies which own each of the three shopping center properties. Under the pledge, SWH has no rights to such distributions unless and until an event of default occurs.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 7. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

o The Point Associates, in which the Company has a 50% general partnership interest, had a first mortgage in the amount of $17,900,000, at LIBOR plus 2.25%, due June 1, 2002. On May 29, 2002, the Company completed a refinancing of the property.

     The new loan, for which the lender is Protective Life Insurance Company of Birmingham, Alabama, has a ceiling loan amount of $21 million, of which a floor loan amount of $20 million was drawn down on May 29, 2002. The additional $1 million ceiling amount can be earned by the borrower with a lease-up, within two years of the date of closing, of approximately 22,500 sq. ft. (consisting primarily of the former Eckerd drug store premises) at $11.50 per sq. ft. for a 10-year period to an acceptable creditworthy tenant. In the event the lease-up conditions are not satisfied and the $1 million ceiling amount has not been funded within such two year period, borrower's rights to any of such ceiling amounts will be terminated.

     The interest rate on the initial $20 million funding is 7.625%. The maturity date of the loan is 25 years. The call date (at which time the lender can call for replacement of the loan and the borrower shall have the continuing option of repaying the loan without penalty) is 10 years. The amortization is on a 25-year schedule.

     Certain title costs, borrower's and lender's counsel fees, and other closing costs aggregating approximately $96,000 were paid (a commitment fee to the lender of $420,000 was fully refunded). An "exit" fee was paid to Salomon Smith Barney in the amount of $268,500 (1.5% of the loan balance). A placement fee of $210,000 was paid to Ekstein Rothenberg Corp.; $100,000 was paid to Brentway, the management company for The Point, which is an affiliate of Leo S. Ullman and Brenda J. Walker pursuant to the Management Agreement. The Operating Partnership received a distribution of approximately $600,000 of such proceeds in connection with its 50% ownership interest in The Point Shopping Center, LLC and approximately $900,000, including a $300,000 priority distribution, was distributed to the affiliate of the limited partnership which owns the other 50% interest.

     Debt service under the loan (at the initial funding level of $20 million) is $1,781,816.50 per annum ($148,484.71 per month).

     The loan may be pre-paid in full at any time upon 90-days' prior written notice and payment of a prepayment premium equal to the greater of (i) 1% of the then-unpaid principal balance of the loan, or (ii) a yield maintenance formula.

     The borrower is required to escrow with the lender, amounts equal to annual real estate taxes and insurance premiums.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 7. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

     The new loan replaces a 2-year floating rate borrowing in the amount of $17.9 million from Salomon Smith Barney, which was due June 1, 2002, but was subject to two six-month extensions. The proceeds of such loan, together with certain additional amounts contributed by the borrower; were used to construct improvements to the center, including, without limitation, the new +/-55,000 sq. ft. Giant supermarket, a new facade on the Burlington Coat store, parking lot and site improvements, new store premises, demolition of the former mall space of approximately 110,000 sq. ft., construction of a new Pennsylvania Liquor Control Board store and related matters. The Company incurred a $268,500 loan repayment fee.

o Red Lion Associates, in which the Company has a 20% general partnership interest, has a first mortgage with a principal balance of approximately $16,772,000 as of June 30, 2002, at 8.6% due February 2010, with a 30-year amortization schedule.

o As discussed in Note 2, the Company purchased a 20% interest in Red Lion Associates for $1,182,857, payable $295,714 at closing from available cash, with the balance evidenced by a promissory note in the amount of $887,143, payable in three equal annual installments commencing one year after closing and bearing interest at 7.5% due annually with each installment payment.

o The Operating Partnership obtained a line of credit, effective March 4, 2002, in the amount of $1,000,000 from North Fork Bank, Melville, New York. The term of the line of credit is for one year with a maturity date of March 4, 2003. The line, at the sole discretion of the bank, may be used for (i) real estate investment, (ii) real estate management, (iii) working capital and (iv) other purposes as applicable and as approved by the bank. The interest rate on any drawdown will be the greater of 6% or the bank's prime rate plus 1%. Interest on the outstanding loan balance is to be paid to the bank monthly in arrears. The line of credit's availability is subject to certain conditions as defined. The outstanding loan balance at June 30, 2002 was $500,000. The proceeds of the $500,000 drawdown were used in fact to acquire the 20% general partnership interest in Red Lion Associates and for an earnest money deposit on a contract to acquire an additional property. The Company expects to repay such balance out of available cash.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 7. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

         The combined aggregate future principal payments of mortgage loans and other loan(s) at June 30, 2002, are as follows:

    Year             Mortgage loans payable       Other loans payable
--------------      ------------------------      --------------------
    2002                   $ 400,484                    $ 220,883
    2003                     778,656                    1,341,548
    2004                     832,016                      583,814
    2005                     907,547                      295,664
    2006                     980,236                            -
 Thereafter               60,936,128                            -
                        ------------                  -----------
                        $ 64,835,066                  $ 2,441,909
                        ============                  ===========

Note 8. Related Party Transactions

Ownership

         In June 1998, CBC, following a tender offer completed in April 1998 for the purchase of the Company's shares, became the Company's largest shareholder.

         CBC is a New York general Partnership. CBC is owned 55% by Duncomb Corp., 40% by Lindsay Management Corp. and 5% by Hicks Corp. Mr. Ullman, President and Chairman of the Board of Directors of the Company, is an executive officer and a Director of each of those corporations. Ms. Walker, Vice President and Director of the Company, is an executive officer of each of the corporations which own CBC. Neither Mr. Ullman nor Ms. Walker have any ownership interest in CBC or the corporations that own CBC.

         CBC is an affiliate of the limited partner in The Point Associates, in which the Operating Partnership acquired a 50% general partnership interest in July 2000.

         CBC is also an affiliate of the 11% limited partner in Red Lion Associates, in which the Operating Partnership acquired a 20% general partnership interest on May 31, 2002 (see Note 2).

Advisory Services

         The Company does not have any employees and has contracted with CBRA to provide administrative, advisory, acquisition and divestiture services to the Company pursuant to the Advisory Agreement entered into in April 1998, and amended as of August 21, 2000 and January 1, 2002. CBRA is wholly-owned by Leo
S. Ullman. Mr.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 8. Related Party Transactions (continued)

Advisory Services (continued)

Ullman is President and a director of, and Brenda J. Walker is Vice President of, CBRA. The term of the amended Advisory Agreement commenced as of August 21, 2000, and extends for a period of five years. The Advisory Agreement is automatically renewed annually thereafter for additional one-year periods, subject to the right of a majority of independent directors to cancel the Advisory Agreement upon sixty days' written notice. While Mr. Ullman and Ms. Walker are not employed by the Company, they do receive remuneration from CBRA, Brentway, and SKR each of which receives fees from the Company.

         Under the Advisory Agreement, CBRA is obligated to: (a) provide office space and equipment, personnel and general office services necessary to conduct the day-to-day operations of the Company; (b) select and conduct relations with accountants, (subject to audit committee approval), attorneys, brokers, banks and other lenders, and such other parties as may be considered necessary in connection with the Company's business and investment activities, including, but not limited to, obtaining services required in the acquisition, management and disposition of investments, collection and disbursement of funds, payment of debts and fulfillment of obligations of the Company, and prosecuting, handling and settling any claims of the Company; (c) provide property acquisition and disposition services, research, economic and statistical data, and investment and financial advice to the Company; and (d) maintain appropriate legal, financial, tax, accounting and general business records of activities of the Company and render appropriate periodic reports to the Directors and stockholders of the Company and to regulatory agencies, including the Internal Revenue Service, the SEC and similar state agencies.

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

         CBRA had agreed to defer certain acquisition fees to which it may otherwise be entitled with respect to the possible acquisition by the Company or the Operating Partnership of certain properties owned by CBC and/or its affiliates. Further, CBRA had agreed to defer certain fees otherwise payable with respect to the sales in 2001 of the Operating Partnership's Corporate Center East and Broadbent Business Center properties.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 8. Related Party Transactions (continued)

Advisory Services (continued)

         With respect to the sales of these two properties, the Operating Partnership paid to CBRA aggregate disposition fees of $71,600, representing 1% of the sales prices. CBRA agreed with the Board of Directors and management to defer an additional 2% (aggregate $143,200) to which it would otherwise be entitled pursuant to the terms of the agreement, which provided generally that the deferred amounts would be reduced and eventually eliminated if CBRA remained investment advisor to the Company beyond December 31, 2009.

         On December 18, 2001, the Board of Directors approved an Amendment to the Advisory Agreement, reflecting a reduction in acquisition and disposition fees payable to CBRA by the Company. Effective as of January 1, 2002, CBRA will earn a disposition or acquisition fee, as applicable, equal to 1% of the sale/purchase price; no other fees will be payable in connection with such transactions.

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

         In connection with the sale of Southpoint, a disposition fee of $46,570 was paid to CBRA. This represents 1% of the sales price after adjustments.

         The fee to which CBRA would otherwise be entitled with respect to the purchase of the 20% interest in Red Lion Associates by the Operating Partnership, has been waived by CBRA. SKR is entitled to and has collected a fee from Silver Circle, an affiliate of CBC, in connection with the sale of its ownership interest in Red Lion Associates to ARC-Cedar and Cedar-RL in an amount equal to 1% of the sales price, with a maximum amount of $100,000. The fee paid to SKR during the second quarter of 2002 was $43,767 and is based on the cash proceeds of the sales ($4,081,000 from ARC-Cedar and $295,714 from Cedar-RL).

         As a result of the Amendment, it is expected that there will be no further deferrals or waivers of fees payable by the Company to CBRA.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 8. Related Party Transactions (continued)

Advisory Services (continued)

         The following is a schedule of acquisition and disposition fees payable by the Company to CBRA reflecting the impact of the amendment and the reduced acquisition and disposition fees related to the shopping centers:

Property                                        Deferred          Paid           Total
-----------------------------------------------------------------------------------------
2002 Transactions (through 6/30/02)
-----------------------------------
Southpoint Parkway                           $        -         $  46,750      $   46,750

2001 Transactions
-----------------
Broadbent Business Center                       106,000            53,000         159,000

Corporate Center                                 37,200            18,600          55,800

The three supermarket-anchored
   shopping centers (2)                               -           347,500         347,500

2000 Transaction
----------------
Germantown                                       52,500            22,500          75,000
                                             --------------------------------------------


Total fees                                   $  195,700(1)      $ 488,350      $  684,050
                                             ============================================

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 8. Related Party Transactions (continued)

Advisory Services (continued)

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

Property Management Services

         Brentway provides property management, leasing, construction management and loan placement services to the Company's real properties pursuant to the Management Agreement between Brentway and the Company and through individual management agreements between Brentway and each of the Company's respective properties on arm's-length terms Brentway is owned by Mr. Ullman and Ms.
Walker, who are also Chairman and President of Brentway, respectively. Mr. Ullman is President and Chairman of the Company and Ms. Walker is Vice President and Director of the Company. The term of the Management Agreement is for one year and is automatically renewed annually for additional one-year periods subject to the right of either party to cancel the Management Agreement upon sixty days' written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting for the Company regarding property operations, and maintenance of insurance.

         As discussed above, Brentway has entered into individual management agreements with each entity holding title to the properties owned by the Company. Such individual management agreements are required by the properties' first mortgage lenders and in some instances by the individual partnership agreements. The following table outlines the fees provided in the Management Agreement and the fees provided in each property's management agreement (Greentree Road is vacant land and as such there is no individual management agreement):

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 8. Related Party Transactions (continued)

Property Management Services (continued)

                                      Management     Leasing     Construction     Loan Placement
Subject                                  Fee         Fee [3]    Management Fee         Fee
-------------------------------------------------------------------------------------------------
Management Agreement of April 1998        5%           6%             N/A              N/A

Academy Plaza   [4]                       4%           4.5%           5%               1%

Port Richmond Village   [4]               4%           4.5%           5%               1%

Washington Center [4]                     4%           4.5%           5%               1%

The Point Shopping Center [4]             3%           4.5%           5%               1% [1]

Red Lion Shopping Center  [2]  [4]        4%           4.5%           5%               1% [1]

-------------------------------------------------------------------------------------------------

[1] Up to a maximum of $100,000.
[2] As of May 31, 2002, 20% of all fees paid to Brentway are in turn paid to ARC-Cedar Manager LLC pursuant to terms of the purchase agreement regarding the acquisition by ARC-Cedar of a 69% limited partnership interest in Red Lion Associates.
[3] Only if no outside broker.
[4] In the event an outside broker is involved, then the fee to Brentway is generally 2.25%. In the event Brentway can achieve savings vis-a-vis the outside broker's full commission, then Brentway shall be entitled to one-half of the savings on the outside broker's otherwise full commission.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (unaudited)

Note 8. Related Party Transactions (continued)

Property Management Services (continued)

Schedule of Administrative and Advisory, Property Management, Leasing and Other Fees Paid or Accrued to Related Parties:

                                                             January 1 -          January 1 -
                                                            June 30, 2002       June 30, 2001
                                                         -------------------------------------
Administrative and Advisory Fees
Cedar Bay Realty Advisors, Inc.                          $        180,000       $       48,936
                                                         -------------------------------------
Property Management Fees
Brentway                                                 $        202,006       $       43,908
                                                         -------------------------------------
Construction Management Fees
Brentway                                                 $         20,000       $            -
                                                         -------------------------------------
Leasing Fees
Brentway                                                 $        259,829       $            -
                                                         -------------------------------------
Legal Fees
Stuart H. Widowski / SKR Management Corp.            (1) $         86,613       $       60,938
                                                         -------------------------------------
Loan Placement Fees
Brentway                                             (2) $        100,000       $            -
                                                         -------------------------------------

(1) Fees of $86,613 were paid to Stuart H. Widowski, Esq., SKR's in-house counsel and Secretary of the Company, through SKR Management Corp., an affiliate of CBRA, Brentway, CBC and Leo S. Ullman, for legal services provided.

(2) Paid in connection with the refinancing of The Point Loan on May 29, 2002 (see Note 7).

         Leasing fees paid by the Company during this period were also paid to third parties. Brentway has subcontracted with a local management company for site management and leasing services for the Company's office property in Jacksonville, Florida, which was sold on May 24, 2002.

Note 9. Subsequent Event

         On July 2, 2002, the Operating Partnership purchased, through a newly-created limited partnership, the sole general partnership interest, ranging from 25% initially to a 50% residual interest in a 293,000 sq. ft. supermarket-anchored shopping center in Williamsport, Pennsylvania. The center is anchored by a 67,000 sq. ft. Giant supermarket and is 92% leased.

                             Cedar Income Fund, Ltd.
                             -----------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion should be read in conjunction with the historical financial statements of the Company and related notes.

         The Company considers certain statements set forth herein to be "forward-looking" statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to the Company's expectations for future periods. Certain forward-looking statements, including, without limitation, statements related to the timing and success of acquisitions and the completion of development or redevelopment of properties, the financing of the Company's operations, the ability to lease vacant space and the ability to renew or relet space under expiring leases, involve certain risks and uncertainties. Although the Company believes that the expectations reflected in such forward-looking statements are based on reasonable assumptions, the actual results may differ materially from those set forth in the forward-looking statements and the Company can give no assurance that its expectations will be achieved. Certain factors that might cause the results of the Company to differ materially from those indicated by such forward looking statements include, among other factors, general economic conditions, general real estate industry risks, tenant default and bankruptcies, loss of major tenants, the impact of competition and acquisition, redevelopment and development risks including delays in completion and cost overruns, the ability to finance business opportunities, increase in interest rates and local real estate markets. Consequently, such forward-looking statements should be regarded solely as reflections of the Company's current operating and development plans and estimates. These plans and estimates are subject to revisions from time to time as additional information becomes available, and actual results may differ from those indicated in the referenced statement.

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

                             Cedar Income Fund, Ltd.
                             -----------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidation Policy

         The accompanying consolidated financial statements include the (unaudited) consolidated financial position of the Company and the Operating Partnership as of June 30, 2002 and December 31, 2001(audited), and the results of their operations for the three months and six months ended June 30, 2002 and 2001, respectively, and their cash flows for the six months ended June 30, 2002 and 2001, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company owns an approximate 29% partnership interest as sole general partner in the Operating Partnership, which provides the Company with control over all significant activities of the Operating Partnership.

         The Company has control over the Operating Partnership based on its general partnership interest, and, accordingly, the Operating Partnership is consolidated with the Company in the accompanying financial statements as of December 31, 2001. The Operating Partnership in turn owns a 50% general partnership interest in The Point Associates, and a 20% general partnership interest in Red Lion Associates, which entities are also included in the consolidated financial statements of the Company.

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

         The Company makes estimates of the collectibility of its accounts receivable related to base rent, tenant escalations and reimbursements and other revenue or income. The Company specifically analyzes tenant receivables and analyzes historical bad debts, customer creditworthiness, current economic trends and changes in customer payment terms when evaluating the adequacy of its allowance for doubtful accounts. In addition, when tenants are in bankruptcy, the Company makes estimates of the expected recovery of pre-petition administrative and damage claims. In some cases, the ultimate resolution of those claims may extend beyond a year. Such estimates may have a direct impact on the Company's net income, as a greater bad debt reserve will result in less net income.

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

                             Cedar Income Fund, Ltd.
                             -----------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview and Background

         The Company is an advised REIT specializing in the acquisition, leasing, financing, management and development of retail properties. The Company's growth strategy is focused primarily on the real estate markets in Pennsylvania and southern New Jersey.

         The Company owns all of its interests in real property, directly or indirectly, through the Operating Partnership. As of June 30, 2002, the Company owned and operated five retail properties (four located in Pennsylvania and one, with an adjacent separate development parcel, in southern New Jersey). As of June 30, 2002, the five retail properties had combined lease occupancy of approximately 88%. As further discussed in Note 9 to the financial statements, the Company, subsequent to June 30, 2002 and prior to the filing of this report, purchased one additional retail property (Loyal Plaza in Williamsport, Pennsylvania).

         In the course of refocusing the Company's portfolio of real estate investments toward retail properties, the Company has sold the office properties and other properties which it previously owned. Thus, on May 22, 2001, the Company sold its interest in the Broadbent Business Center, Salt Lake City, Utah ("Broadbent") for $5.3 million. The Company incurred closing expenses of approximately $500,000, including a broker's commission of $250,000, a "Rent Guarantee Deposit" of $100,000, a disposition fee of $53,000 and other closing adjustments of approximately $100,000.

         The net cost basis of Broadbent on the books of the Operating Partnership as of the closing date was $3,210,723, resulting in a gain of approximately $1.6 million. In October 2001, management reinvested the proceeds of sale in three supermarket-anchored shopping centers and one adjacent development parcel located in eastern Pennsylvania and southern New Jersey, which constitute part of the six shopping centers mentioned above. The reinvestment was structured to defer income tax on such gain pursuant to the "like-kind exchange" provisions of Section 1031 of the Internal Revenue Code (see further discussion below). The purchase arrangements have been described in detail in earlier filings with the SEC.

         On June 28, 2001, the Company sold its interest in Corporate Center East, Bloomington, Illinois ("Corporate Center") for $1.86 million plus closing expenses of approximately $86,000. The net cost basis of Corporate Center on the books of the Operating Partnership as of the closing date was approximately $2,050,000. The resulting capital loss was approximately $360,000. The cost basis for the property had been reduced by approximately $204,000 on the books of the Company during the second quarter of 2000, to adjust the value to fair market when the property was reclassified to "real estate held for sale".

                             Cedar Income Fund, Ltd.
                             -----------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview and Background (continued)

         As earlier indicated, in October 2001, the Company purchased three shopping center properties and a certain parcel of land. The purchase price was approximately $35 million, plus closing costs, adjustments and reserves of approximately $2.8 million. The properties were purchased with certain financing from SWH (see Note 7).

         On May 24, 2002, the Company sold its interest in Southpoint for $4.7 million.

         The net sales proceeds of approximately $4,370,000 from Southpoint were used to paydown the then-existing $6 million SWH financing. In connection with the paydown, approximately $487,000 of deferred financing costs were written off.

         The net cost basis of Southpoint on the books of the Operating Partnership as of the closing date was approximately $4,440,000, thus resulting in a capital loss of approximately $49,000. The cost basis for the property had been reduced by $1,341,759 on the books of the Company during the fourth quarter of 2001, to adjust the value to fair market when the property was reclassified to "real estate held for sale".

         The Point, in which the Company acquired a 50% general partnership interest in July 2000, had a first mortgage in the amount of $17,900,000, at LIBOR plus 2.25%, due June 1, 2002. On May 29, 2002, the Company completed a refinancing of that loan, as further discussed in Note 7.

         On May 31, 2002, as described in Note 2 above, the Company purchased a 20% interest in Red Lion Associates, which owns the 218,000 sq. ft. Red Lion Shopping Center in Philadelphia, Pennsylvania. The purchase price was $1,182,857, payable $295,714 at closing (May 31, 2002), paid out of the Company's available cash with the balance evidenced by the Note, and payable in three equal annual installments commencing one year after closing and bearing interest at 7.5% due annually with each installment payment.

         Management expects the Company to continue to seek acquisition opportunities primarily with respect to supermarket-anchored shopping center properties in the Pennsylvania and southern New Jersey markets.

                             Cedar Income Fund, Ltd.
                             -----------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

         Property operating revenue for the three months and six months ended June 30, 2002 and 2001 was $2,655,823 and $5,166,140 compared to $965,918 and
$1,949,197 for the corresponding period in 2001, an increase of approximately $1,689,905 and $3,216,943, respectively. This increase is attributable to the acquisition of the three supermarket-anchored shopping center properties in October 2001, the increase in rental revenue at The Point as a result of the opening of the Giant supermarket in July 2001, and the additional revenue generated by the newly-acquired participation in Red Lion Associates. This increase is offset, in part, by the sales of Corporate Center and Broadbent during the second quarter of 2001.

         Property operating expenses (excluding depreciation and amortization) and real estate taxes ("Property Expenses") were $1,468,024 and $2,912,285 for the three and six months ended June 30, 2002 compared to $471,116 and $997,953 for the corresponding periods in 2001, an increase of approximately $997,000 and $1,915,000, respectively. This increase is attributable to the acquisition of the three supermarket-anchored shopping centers, the full years' operation of The Point, and the additional expenses applicable to Red Lion Associates, and is offset, in part, by the sales of Corporate Center and the Broadbent.


         Interest expense for the three months and six months ended June 30, 2002 was $1,048,193 and $1,968,745 compared to $303,053 and $666,656 for the corresponding periods in 2001. This increase is attributable to the October 2001 acquisition of the aforementioned shopping center properties with the assumption of $28.3 million of mortgage debt, $6 million SWH financing and the assumption of the $16,771,000 mortgage on the Red Lion property. As a result of the increase in estimated value of the Company's assets, administrative fees increased by approximately $65,000 and $132,000 for the three months and six months ended June 30, 2002, over the corresponding periods in 2001. Professional fees were $128,434 and $239,925 for the three months and six months ended June 30, 2002 compared to $31,601 and $65,366 for the corresponding periods in 2001. This is due to an increase in the Company's audit and legal fees as a result of the growth of the real estate portfolio.

         Net (loss) was ($225,889) and ($274,134) for the three months and six months ended June 30, 2002, compared to net income of $335,787 and $325,682 for the corresponding periods in 2001. These decreases are attributable to the increase in interest expense, the repayment fee incurred on The Point loan and an increase in administrative, legal and accounting fees.

Summary of Cash Flows

         The Company's rental revenues for the three and six months ended June 30, 2002 were $2,650,540 and $5,154,580 compared to $885,012 and $1,760,647 for the three months and six months ended June 30, 2001. Vacancy within the 988,228 sq. ft. (including 47,000 sq. ft. of land) of the

                             Cedar Income Fund, Ltd.
                             -----------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Summary of Cash Flows (continued)

Company's properties is projected to be 51,400 sq. ft. or 5.2% by the end of 2002. Such projection reflects management's expectation that certain leasing discussions will ultimately be consummated lease deals. Such expectation assumes that the 47,000 sq. ft. of land plus 22,200 sq. ft. of building premises will be leased by year-end.

         The operating expenses of the five properties owned by the Company through its Operating Partnership as well as the recently-sold Southpoint property are paid from the respective properties' rental revenues. Management has prepared operating budgets for each of these properties and the aggregate revenues more than cover the operating expenses, first mortgage debt service, tenant improvements and commissions.

         Net cash provided by operating activities totaled $235,484 for the six months ended June 30, 2002, and $510,462 for the corresponding period in 2001. The decrease in 2002 compared to 2001 is predominantly due to the increase in interest expense, administrative, legal and accounting fees, and the repayment fee incurred on The Point loan.

         Net cash provided by investing activities totaled $325,754 for the six months ended June 30, 2002, and $2,628,263 for the corresponding period in 2001.

         Net cash used in financing activities totaled ($167,961) for the six months ended June 30, 2002, and ($1,661,112) for the corresponding period in 2001.

         The net differential in cash and cash equivalents for the six months ended June 30, 2002 and 2001 were $393,277 and $1,477,613, respectively. This reduction in the change in cash and cash equivalents is attributable to the decrease in net income discussed above, as well as a decrease in cash provided by investing activities during 2002, resulting from the purchase of the 20% interest in Red Lion. This decrease in cash from investing activities is offset, in part, by the sale of Southpoint during the second quarter of 2002.

         The cash and cash equivalents of $3,265,566 include $900,497 in The Point partnership, in which the Company has a 50% interest, and $252,615 in Red Lion partnership, in which the Company has a 20% interest.

Liquidity and Capital Resources

         Real estate before deduction for accumulated depreciation amounted to $33.00 per share/OP Unit based on shares/OP Units outstanding as of June 30, 2002. Real estate at cost, less accumulated deductions for depreciation, amounted to $32.46 per share/OP Unit on shares/OP Units outstanding as of June 30, 2002.

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

         The Operating Partnership has entered into agreements to purchase an approximate 7 acre parcel of land in Fort Washington, Pennsylvania, on which it has agreed to build a 41,000 sq. ft. health club facility, net-leased pursuant to an executed lease agreement to L.A. Fitness International, L.L.C., subject to certain governmental approvals.

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

         The Company's indebtedness at June 30, 2002 was approximately $67 million. The Company funded the two mandatory payments due with respect to the SWH financing ($4,370,000 and $300,000 due by November 2002 and May 2003, respectively) from a combination of (i) net proceeds of the sale of the Southpoint property, and (ii) a portion of the net proceeds of the refinancing of The Point.

         The Operating Partnership obtained a line of credit, effective March 4, 2002, in the amount of $1,000,000 from North Fork Bank, Melville, New York. The term of the loan is for one (1) year with a maturity date of March 4, 2003. The loan, at the sole discretion of the bank, may be used for (i) real estate investment, (ii) real estate management, (iii) working capital and (iv) other purposes as applicable and as approved by the bank. The interest rate is the greater of 6% or the bank's prime rate plus 1%. Interest on the outstanding loan balance is to be paid to the bank monthly in arrears. The line of credit's availability is subject to certain conditions, including, but not limited to, quarterly submission of 10-Q filings, annual submission of 10-K filings and a 30-day annual "clean up" (i.e. the outstanding balance of drawdowns under the line of credit must be reduced to zero for 30 days). The line of credit does not require any fees to be paid by the Company or the Operating Partnership. The Company views the availability of this line of credit to be sound business practice and an augment to its liquidity. Of the line of credit, $500,000 has been drawn down, and is expected to be repaid from available cash.

         The foregoing is a summary prepared by management and is subject to the terms and provisions of the underlying agreement with respect to these transactions previously filed with the SEC.

                             Cedar Income Fund, Ltd.
                             -----------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

         The Company expects that capital markets in the United States will continue to be active and will provide funds for the refinancing of its properties' first mortgages as such mortgages mature. However, there can be no assurances that the Company will be able in fact to refinance any of its mortgages. All such mortgages are amortizing loans. The balances due at maturity, and the annual amortization payments due are summarized below.

         The Company believes that its liquidity and expected sources of future cash, including (i) the $3.3 million of cash and cash equivalents, (ii) drawdowns on the remaining $500,000 available line of credit, and (iii) net proceeds of sales of partial interests in one or more of the Company's other properties will be sufficient to meet current and near-term obligations, which include capital expenditures, property acquisition commitments, and debt service payments. There can be no assurances that the Company will be able to sell any of its properties on terms acceptable to the Company.

         The tragedy of September 11, 2001 had a significant adverse effect on the real estate industry. The real estate industry has been experiencing a significant change in the property insurance markets that has resulted in significantly higher premiums for landlords whose policies are subject to renewal in 2002, primarily in the area of terrorism insurance coverage. The Company renewed its insurance coverages effective July 1, 2002. Generally, such premiums, exclusive of terrorism coverage, increased 35% over the prior one year period. The Company has opted to purchase $50 million of blanket terrorism coverage for its properties; a potential liability not previously covered by insurance. Also, as a result of investigations of Enron and other reported investigations of financial reporting, the insurance coverage and premium costs for officers and directors insurance has been adversely affected. The Company's annual premium for such insurance increased by approximately 29%.

         The following table sets forth the Company's significant debt obligations at June 30, 2002, by scheduled principal cash flow payments and maturity date:

                             Cedar Income Fund, Ltd.
                             -----------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

    Year             Mortgage loans payable        Other loans payable
--------------      ------------------------      ---------------------
    2002                   $ 400,484                    $ 220,883
    2003                     778,656                    1,341,548
    2004                     832,016                      583,814
    2005                     907,547                      295,664
    2006                     980,236                            -
 Thereafter               60,936,128                            -
                        ------------                  -----------
                        $ 64,835,066                  $ 2,441,909
                        ============                  ===========

         In order to qualify as a REIT for federal income tax purposes, the Company is required to make distributions to its stockholders of at least 90% of REIT taxable income. The Company expects to use its cash on-hand and cash flow from operating activities for this purpose if distributions to partners and stockholders are required in order to continue to qualify as a REIT.

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


Management's Summaries

         The materials herein include summaries prepared by management of written agreements with respect to a number of transactions. Such summaries are intended in many cases to reflect and describe terms and provisions of various agreements with respect to the transactions described, and are subject in each case, to the terms and provisions of the underlying agreements, where applicable, previously filed with the SEC.



Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to changes in interest rates primarily from its floating debt arrangements. The Company's $1 million line of credit from North Fork Bank, which outstanding balance was $500,000 as of June 30, 2002, is the only floating rate debt. The rate payable is the greater of 6% or the bank's prime rate plus 1%. The line of credit is further discussed above in Note 7.

         The Company does not use derivative financial instruments for trading purposes.

                             Cedar Income Fund, Ltd.
                             -----------------------

Item 3. Quantitative and Qualitative Disclosures about Market Risk (continued)

         The Company has an aggregate of $66,776,976 of mortgage loans and other loans payable at fixed interest rates. A substantial increase in general interest rates would potentially prevent the Company from refinancing the mortgage loans and the other loan at rates favorable to the Company.

                             Cedar Income Fund, Ltd.
                             -----------------------

Part II           Other Information


Item 6.           Exhibits and Reports on Form 8-K

                  8-K reporting under Item 2 on the sale of Southpoint Parkway Center dated May 24, 2002; and
                  8-K reporting under Item 2 on the purchase of a 20% interest in Red Lion Shopping Center, Warrants with ARC-Cedar and the refinancing of The Point Shopping Center dated May 29, 2002

                             Cedar Income Fund, Ltd.
                             -----------------------


                                  June 30, 2002


Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CEDAR INCOME FUND, LTD.


/s/ Leo S. Ullman                           /s/ Brenda J. Walker
-----------------------------------         ------------------------------------
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


                                            /s/ Ann Maneri
                                            ------------------------------------
                                            Ann Maneri
                                            Controller
                                            (principal accounting officer)


August 14, 2002

                                 CERTIFICATION

I, Leo S. Ullman, Chief Executive Officer of the Cedar Income Fund, Ltd. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report on Form 10-Q of the Company for the period ended June 30, 2002, fully complies with the requiremetns of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 14th day of August, 2002.

                                          /s/ Leo S. Ullman
                                          --------------------------------------
                                          Leo S. Ullman, Chief Executive Officer


I, Brenda J. Walker, Chief Financial Officer of the Cedar Income Fund, Ltd. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

3. The quarterly report on Form 10-Q of the Company for the period ended June 30, 2002, fully complies with the requiremetns of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 14th day of August, 2002.

                                       /s/ Brenda J. Walker
                                       -----------------------------------------
                                       Brenda J. Walker, Chief Financial Officer