Form 10-Q
period 2002-09-30
CEDAR INCOME FUND LTD /MD/
filed 2002-11-14
CIK 761648

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ___________________________________________


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended............................September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from..............to................

Commission file number............................................0-14510

                             CEDAR INCOME FUND, LTD.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)



  Maryland                                                     42-1241468
--------------------------------------------------------------------------------
(State or other                                              (IRS Employer
 Jurisdiction of                                           Identification No.)
 Incorporation)

44 South Bayles Avenue, Port Washington, New York                11050
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code          (516) 767-6492

--------------------------------------------------------------------------------
(Former name or former address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares outstanding of the registrant's Common Stock $0.01 par value was 694,411 on November 12, 2002.

                             Cedar Income Fund, Ltd.

                                      INDEX

Part I.  Financial Information
                Item 1. Financial Statements

                        Consolidated Balance Sheets as of September 30, 2002 (unaudited) and December 31, 2001

                        Consolidated Statements of Shareholders' Equity for the nine months ended September 30, 2002 (unaudited)

                        Consolidated Statements of Operations for the three months and nine months ended September 30, 2002 and 2001 (unaudited)

                        Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)

                        Notes to Consolidated Financial Statements - September 30, 2002 (unaudited)

                Item 2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

                Item 3. Quantitative and Qualitative Disclosure of Market Risk

                Item 4. Controls and Procedures


Part II.   Other Information


                Item 6. Exhibits and Reports on Form 8-K


Signatures

Part I. Financial Information
Item 1. Financial Statements

                             Cedar Income Fund, Ltd.
                           Consolidated Balance Sheet
                                   (unaudited)

                                                        September 30,     December 31,
                                                            2002              2001
                                                         -----------------------------
                                                         (unaudited)
Assets
Real estate
  Land                                                  $  17,974,039     $ 10,108,717
  Buildings and improvements                               80,357,963       47,513,267
                                                        ------------------------------
                                                           98,332,002       57,621,984
  Less accumulated depreciation                            (1,822,911)        (674,256)
                                                        ------------------------------
  Real estate                                              96,509,091       56,947,728

Real estate held for sale                                           -        4,401,800
Property deposits                                             684,000                -
Cash and cash equivalents                                   1,633,915        2,872,289
Restricted cash                                             1,305,081        1,402,654
Rents and other receivables                                   561,241          217,104
Deferred financing costs, net                               1,452,963        1,195,047
Deferred legal, net                                            38,087           98,749
Prepaid expenses, net                                         865,024          130,557
Deferred lease commissions                                    684,909          392,823
Deferred rental income                                        296,177           47,924
Taxes held in escrow                                          581,822          641,715
                                                        ------------------------------
Total Assets                                            $ 104,612,310     $ 68,348,390
                                                        ==============================
Liabilities and Shareholders' Equity
Liabilities
  Mortgage loans payable                                $  79,459,112     $ 46,129,760
  Loans payable                                             1,387,142        5,980,000
  Accounts payable and accrued expenses                     1,688,854          876,456
  Security deposits                                           285,649          243,089
  Advance rents                                               444,930          252,294
                                                        ------------------------------
Total Liabilities                                          83,265,687       53,481,599
                                                        ------------------------------

Minority interests                                          9,550,201        2,235,239
Limited partner's interest in consolidated
     Operating Partnership                                  8,359,311        8,964,366
Shareholders' Equity
  Common stock ($.01 par value 50,000,000
  shares authorized, 694,411 and 692,111 shares
  issued and outstanding, respectively)                         6,944            6,921
  Additional paid-in capital                                3,430,167        3,660,265
                                                        ------------------------------
Total Shareholders' Equity                                  3,437,111        3,667,186
                                                        ------------------------------
Total Liabilities and Shareholders' Equity              $ 104,612,310     $ 68,348,390
                                                        ==============================

Total Shareholders' Equity in the Company
 and limited partner's (equity) interest in
 Operating Partnership and minority interests           $  21,346,623     $ 14,866,791
                                                        ==============================

  See the accompanying notes to consolidated financial statements.

                             Cedar Income Fund, Ltd.
                 Consolidated Statements of Shareholders' Equity
                                   (unaudited)

                                                         Additional                         Total
                                            Common        Paid-In     Undistributed     Shareholders'
                                            Stock         Capital     Net Earnings          Equity
----------------------------------------------------------------------------------------------------
Balance at December 31, 2001               $ 6,921      $ 3,660,265       $ -            $ 3,667,186

Issuance of warrants                             -           78,566         -                 78,566

Conversion of Operating
  Partnership units to Common
  Stock                                         23           11,287         -                 11,310

Net (loss)                                       -         (319,951)        -               (319,951)
                                           ---------------------------------------------------------

Balance at September 30, 2002              $ 6,944      $ 3,430,167       $ -            $ 3,437,111
                                           =========================================================

        See the accompanying notes to consolidated financial statements.

                             Cedar Income Fund, Ltd.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                    Three Months Ended                     Nine Months Ended
                                                                       September 30,                         September 30,
                                                                    2002               2001             2002               2001
REVENUE                                                          ----------------------------        ------------------------------
  Rents                                                          $2,820,545         $ 723,424        $6,674,517         $ 2,141,433
  Expense recoveries                                                785,782            98,908         2,086,685             419,862
  Other                                                               7,673                 -             7,673              21,498
  Interest                                                              325            38,380            11,507             226,930
                                                                 ----------         ---------        ----------         -----------
Total Revenue                                                     3,614,325           860,712         8,780,382           2,809,723
                                                                 ----------         ---------        ----------         -----------
EXPENSES
Property expenses:
  Payroll                                                            45,118            17,831            99,756              45,258
  Real estate taxes                                                 446,104            69,362         1,038,909             244,674
  Repairs and maintenance                                           147,476            54,991           535,817             228,098
  Utilities                                                          85,257            49,775           262,204             168,738
  Management fee                                                    144,542            26,362           359,442              92,534
  Insurance                                                          85,538             7,152           156,164              28,853
  Leasing commissions                                                11,605                 -            48,352                   -
  Other                                                             270,377            48,551           560,433             157,710
                                                                 ----------         ---------        ----------         -----------
Property expenses, excluding depreciation
  and amortization                                                1,236,017           274,024         3,061,077             965,865
  Depreciation                                                      505,998           148,398         1,147,849             400,907
  Amortization                                                      101,296            10,226           571,938              63,809
                                                                 ----------         ---------        ----------         -----------
Total property expenses                                           1,843,311           432,648         4,780,864           1,430,581
Interest                                                          1,592,835           293,425         3,561,580             960,081
Directors' fees, directors' and officers'
   insurance and expenses                                            55,839            24,468           118,845              73,404
Administrative and advisory fees                                     90,000            41,397           270,000              89,567
Other administrative                                                 46,175            92,840           331,437             201,069
Loan repayment fee                                                        -                 -           268,500                   -
                                                                 ----------         ---------        ----------         -----------
Total Expenses                                                    3,628,160           884,778         9,331,226           2,754,702
                                                                 ----------         ---------        ----------         -----------
Net income (loss) before minority interests and limited partner's
  interest in Operating Partnership and gain (loss) on sale         (13,835)          (24,066)         (550,844)             55,021
Minority interests                                                 (142,044)          (26,183)          (21,397)            (20,254)
Limited partner's interest in loss and (gain) loss on sale           96,310            23,449           441,417            (996,532)
Gain on sale                                                              -                 -                 -           1,638,416
Loss on sale                                                              -                 -           (48,511)           (295,610)
                                                                 ----------         ---------        ----------         -----------
(Loss) before cumulative effect adjustment                          (59,569)          (26,800)         (179,335)            381,041
Cumulative effect of change in accounting principles
  (net of limited partner's share of ($14,732))                           -                 -                 -              (6,014)
                                                                 ----------         ---------        ----------         -----------
Net (loss) income before extraordinary items                     $  (59,569)        $ (26,800)       $ (179,335)        $   375,027
Extraordinary items
   Early extinguishment of debt (net of limited
   partner's share of $346,110)                                  $        -         $       -        $ (140,616)        $         -
   Early extinguishment of debt (net of limited
   partner's share of $187,834)                                           -                 -                 -             (76,312)
                                                                 ----------         ---------        ----------         -----------
Net (loss) income                                                $  (59,569)        $ (26,800)       $ (319,951)        $   298,715
                                                                 ==========         =========        ==========         ===========
Net (loss) income per share before cumulative
   effect adjustment                                                  (0.09)            (0.04)            (0.26)               0.55
Cumulative change in accounting principle per share                       -                 -                 -               (0.01)
                                                                 ----------         ---------        ----------         -----------
Net (earnings) loss per share before extraordinary item               (0.09)            (0.04)            (0.26)               0.54
Extraordinary (loss) per share                                            -                 -             (0.20)              (0.11)
                                                                 ----------         ---------        ----------         -----------
Net (loss) earnings per share                                    $    (0.09)        $   (0.04)       $    (0.46)        $      0.43
                                                                 ==========         =========        ==========         ===========
Average number of shares outstanding                                694,411           692,111           693,175             692,111
                                                                 ==========         =========        ==========         ===========

        See the accompanying notes to consolidated financial statements.

                             Cedar Income Fund, Ltd.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                        Nine Months Ended
                                                              September 30, 2002  September 30, 2001
                                                              --------------------------------------
Net (loss) income                                               $   (319,951)       $   298,715
Adjustments to reconcile net (loss) income to net cash
   (used in) provided by operating activities:
Cumulative effect of change in accounting principle                        -             20,737
Minority interest                                                     21,397             20,254
Limited partner's interest in Operating Partnership                 (441,417)           996,532
Gain on sale of Broadbent Business Center                                  -         (1,638,416)
Loss on sale of Corporate Center East                                      -            295,610
Loss on sale of Southpoint Parkway                                    48,511                  -
Early extinguishment of debt                                         486,726            264,146
Depreciation and amortization                                      1,719,787            464,716
(Increase) decrease in deferred rental receivable                   (248,253)            18,288

Changes in operating assets and liabilites:
(Increase) decrease in rent and other receivables                   (344,137)            96,137
Decrease in deferred legal                                            60,662             39,231
(Increase) decrease in prepaid expenses                             (635,406)           (45,241)
(Increase) decrease in deferred lease commissions                   (292,086)            33,936
(Increase) decrease in taxes held in escrow                           59,893             46,362
Increase (decrease) in accounts payable                              812,398            (98,886)
Security deposits collected, net                                      42,560            (47,367)
(Decrease) increase in advance rents                                 192,636            (80,116)
                                                                -------------------------------
Net cash provided by operating activities                          1,163,320            684,638
                                                                -------------------------------

Cash Flow from Investing Activities
Capital expenditures                                              (1,079,941)        (5,656,784)
Decrease (increase) in restricted cash                                97,573          2,861,130
Property deposits                                                   (684,000)          (350,000)
Decrease in construction payable                                           -           (343,090)
Payment of long-term leasing commissions                                   -           (391,844)
Sale of Broadbent Business Center                                          -          4,839,941
Sale of Southpoint Parkway                                         4,353,289                  -
Sale of Corporate Center East                                              -          1,722,458
Acquisition of Red Lion Associates net of cash at acquisition     (3,174,623)                 -
Acquisition of Loyal Plaza                                        (5,408,453)                 -
                                                                -------------------------------
Net cash (used in) provided by investing activities               (5,896,155)         2,681,811
                                                                -------------------------------
Cash Flow from Financing Activities
Repayment of The Point financing                                 (17,900,000)                 -
Principal portion of scheduled mortgage payments                    (251,990)                 -
Proceeds from The Point mortgage financing                        20,000,000                  -
Proceeds from line of credit                                         500,000         (1,515,644)
Contribution from minority interest - Red Lion                     4,030,290                  -
Contribution from minority interest - Loyal Plaza                  4,000,000                  -
Distribution to minority interest                                   (736,725)                 -
Repayment of loans payable                                        (5,092,858)                 -
Deferred financing costs                                          (1,054,256)          (160,928)
                                                                -------------------------------
Net cash provided by (used in) financing activities                3,494,461         (1,676,572)
                                                                -------------------------------

Net (decrease) increase in cash and cash equivalents              (1,238,374)         1,689,877
Cash and cash equivalents at beginning of the period               2,872,289            841,111
                                                                -------------------------------
Cash and cash equivalents at end of the period                  $  1,633,915        $ 2,530,988
                                                                ===============================
Supplemental Disclosure of Cash Activities
Interest paid                                                   $  3,528,871        $ 2,530,988
                                                                ===============================
Non-Cash Activities
Warrants                                                        $    198,095        $         -
                                                                ===============================
Red Lion acquisition note payable                               $    887,142        $         -
                                                                ===============================
Red Lion mortgage assumed                                       $ 16,778,156        $         -
                                                                ===============================
Loyal Plaza mortgage assumed                                    $ 13,877,087        $         -
                                                                ===============================

        See the accompanying notes to consolidated financial statements.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 1. Background, Organization and Reorganization of the Company

         Cedar Income Fund, Ltd. (the "Company") was originally incorporated in Iowa on December 10, 1984, and qualified to operate as a real estate investment trust ("REIT"). Shortly thereafter, the Company's Common Stock was listed on the NASDAQ securities market. In June 1998, the Company was reorganized and included in an umbrella partnership REIT structure through the contribution of substantially all of its assets to a limited partnership (the "Operating Partnership") in exchange for the sole general partnership interest and all 2,245,411 limited partnership interests ("Units") of the Operating Partnership. Immediately thereafter, Cedar Bay Company, ("CBC") a New York general partnership, which, as a result of a tender offer completed in April 1998, became the largest stockholder of the Company, exchanged 1,703,300 shares of Common Stock for 1,703,300 Units owned by the Company. Following these transactions, substantially all of the Company's assets consisted of the controlling interest as the sole general partner of the Operating Partnership and approximately 24% of the Units; substantially all of CBC's assets consisted of 189,737 shares of Common Stock (approximately 35% of the then-issued and outstanding shares of Common Stock) and approximately 76% of the Units.

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

         The Company's objectives are to provide to its shareholders a professionally-managed, diversified portfolio of commercial (primarily shopping center) real estate investments which will provide the best available cash flow and present an opportunity for capital appreciation.

         The Company, through its Operating Partnership, directly or indirectly through partnership interests or limited liability companies, as of September 30, 2002 owned and operated the following shopping center properties:

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 1. Background, Organization and Reorganization of the Company (continued)

                                                                                    Ownership
         Name                               Location          Square Footage    Interest (as G.P.)
         ----                               --------          --------------    ------------------
         Academy Plaza                   Philadelphia, PA     154,067 sq. ft.          100%
         Port Richmond Village           Philadelphia, PA     156,651 sq. ft.          100%
         Washington Center Shoppes       Sewell, NJ           157,146 sq. ft.          100%
         Greentree Road (parcel)         Sewell, NJ            47,000 sq. ft.          100%
         The Point Shopping Center       Harrisburg, PA       255,230 sq. ft.           50%
         Red Lion Shopping Center        Philadelphia, PA     224,309 sq. ft.           20%
         Loyal Plaza Shopping Center     Williamsport, PA     293,270 sq. ft.           25%

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

Note 2. Description of Significant Accounting Policies

General

         The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the SEC. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of September 30, 2002, and for the three month and nine month periods ended September 30, 2002 and 2001 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 2. Description of Significant Accounting Policies (continued)

General (continued)

the year ending December 31, 2002. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

Consolidation Policy and Related Matters

         The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of September 30, 2002 and December 31, 2001, the results of their operations for the three months and nine months ended September 30, 2002, and their cash flows for the nine months ended September 30, 2002 and 2001, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company owns an approximate 29% partnership interest as sole general partner in the Operating Partnership, which provides the Company with control over all significant activities of the Operating Partnership, and accordingly, the Operating Partnership in turn is consolidated with the Company in the accompanying financial statements as of September 30, 2002.

         The Operating Partnership has a 50% general partnership interest in The Point Associates, L.P. ("The Point Associates") a 20% general partnership interest in API Red Lion Shopping Center Associates ("Red Lion Associates") and a 25% general partnership interest in Loyal Plaza Associates, L.P. ("Loyal Plaza Associates"); all such entities are consolidated in the accompanying financial statements as a result of similar control attributes as exist with respect to the Operating Partnership.

         The limited partner's interest as of September 30, 2002 (currently owned entirely by CBC) represents approximately a 71% limited partnership interest in the equity of the Operating Partnership. The minority interests represent the limited partner's 50% interest in The Point Associates, the 69% and 11% limited partner's interests in Red Lion Associates and the 75% limited partner's interest in Loyal Plaza Associates. The limited partner in The Point Associates is an affiliate of CBC. The 11% limited partner in Red Lion Associates is also an affiliate of CBC, and the 69% limited partner is an affiliate of ARC Properties, Inc.; the 75% limited partner interest in Loyal Plaza Associates is an affiliate of Kimco Realty Corp. (see Note 2).

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 2. Description of Significant Accounting Policies (continued)

Use of Estimates (continued)

amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate

         Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Construction period interest and real estate taxes are capitalized during the relevant construction period.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 2. Description of Significant Accounting Policies (continued)

Real Estate (continued)

         Assessments by the Company of certain other lease-related costs as well as any recorded straight-line rent receivable must be made when the Company has a reason to believe that the tenant will not be able to perform under the terms of the lease as originally expected.

Cash Equivalents

         The Company considers highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents. The cash held by certain individual partnerships is restricted for use for operations of those partnerships and for distribution to all partners of the respective partnership, including the Operating Partnership. Such partnership cash included in cash and cash equivalents amounts to $1,309,115 at September 30, 2002.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 2. Description of Significant Accounting Policies (continued)

Warrants

         Warrants that are issued to non-employees are accounted for under EITF 96-18 "Accounting for Equity Instruments that are issued to other than Employees for Acquiring or in conjunction with selling Goods or Services or Services" are recorded at fair value. The value of the Warrants are expensed or capitalized based on the nature of the service provided.

Earnings Per Share

         FASB Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", was issued and adopted by the Company during 1997. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Since the Company's financial statements reflect a net loss for the period, dilutive securities are not considered in the computation of basic and diluted net loss per share in accordance with SFAS 128. Accordingly, basic and diluted net income (loss) per share is computed using the weighted average number of shares outstanding during the periods (692,111 in 2001 and 693,175 in 2002).

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 2. Description of Significant Accounting Policies (continued)

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

         In August 2001, the FASB approved Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of business. SFAS 144 retains the requirements of SFAS 121 for recognition and measurement of an impairment loss on long-lived assets, and establishes a single accounting model for all long-lived assets to be disposed of by sale, whether previously held and used or newly-acquired. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS 144 as of January 1, 2002. The Company believes that the adoption of this Standard will have no impact on the Company's financial position or results of operations.

Reclassifications

         Certain prior year amounts have been reclassified to conform to the current year presentation.

Derivative Financial Instruments

         On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 2. Description of Significant Accounting Policies (continued)

Derivative Financial Instruments (continued)

management policies and procedures including those for the use of derivatives. The only hedging transaction entered into by the Company was the purchase of an interest rate cap during 2000. The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. There are no hedging transactions in effect at September 30, 2002.

Note 3. Fiscal Year 2002 Property Acquisitions and Related Matters

Red Lion Shopping Center, Philadelphia, PA

         On May 31, 2002, Cedar-RL, LLC ("Cedar-RL"), a newly-formed special purpose, wholly-owned subsidiary of the Operating Partnership, purchased from affiliates of Leo S. Ullman and CBC, a 20% interest in Red Lion Associates, owner of the Red Lion Shopping Center, a 218,000 sq. ft. shopping center in Philadelphia, Pennsylvania (with Best Buy, Staples, Sports Authority and Pep Boys as anchor tenants), for $1,182,857, payable $295,714 at closing (paid out of the Company's available cash), with the balance evidenced by a promissory note (the "Note") payable in three equal annual installments commencing one year after closing and bearing interest at 7.5% due annually with each installment payment. The Note is secured by a pledge by Cedar-RL of its interest in Red Lion Associates.

         Also on May 31, 2002, Silver Circle Management Corp. ("Silver Circle") and Leo S. Ullman sold an aggregate 69% limited partnership interest in Red Lion Associates to Philadelphia ARC-Cedar LLC ("ARC Cedar") for $4,360,500. As a result of such transactions, Leo S. Ullman has no continuing ownership interest in Red Lion Associates.

         Silver Circle has entered into a master lease for a period ending on the earlier of (i) 10 years or (ii) the date on which approximately 49,600 sq. ft. of gross leaseable area (vacant space formerly occupied by Ross Dress for Less and Cost Less stores) has been leased to third parties meeting certain criteria at a minimum rent of $11.50 per sq. ft. ($570,262 per annum) plus taxes, common area maintenance and utilities payable by occupant. As security for such obligations, Silver Circle has deposited $1.5 million into escrow to be drawn upon pursuant to the master lease.

         In addition, Silver Circle will guarantee monthly minimum rental payments of the Sports Authority lease during the term of its existing lease ($43,825 per month) until the earlier to occur of (i) exercise by Sports Authority of a renewal option, (ii) new leases to tenants approved by Red Lion Associates or (iii) five years after the earlier to occur of the date of any Sports Authority default or

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 3. Fiscal Year 2002 Property Acquisitions and Related Matters (continued)

Red Lion Shopping Center, Philadelphia, PA (continued)

August 14, 2005, subject in each case to a maximum of $200,000. To date, Silver Circle has paid $177,301 in master lease payments, which have been recorded as reductions in the cost basis of the property. This obligation and certain other obligations are secured by Silver Circle's partnership interest in Red Lion Associates.

         As previously reported, the purchases by Cedar-RL and ARC-Cedar were determined on an arm's-length basis, and reflected certain appraisals and a "fairness" opinion from qualifying third parties.

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

         The first 83,333 Warrants issued were capitalized as part of the Red Lion transaction using the fair value method. The accounting treatment of the subsequent issuance of Warrants will be determined by future services performed by ARC Properties, Inc. ARC Properties continues to provide services to the Company, and, as such, the second tranche of Warrants is being accrued and capitalized as prepaid expense.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 3. Fiscal Year 2002 Property Acquisitions and Related Matters (continued)

Red Lion Shopping Center, Philadelphia, PA (continued)

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

         The Company's 20% indirect ownership interest as sole general partner of Red Lion Associates, provides the Company with control over all significant activities of Red Lion Associates. Accordingly, the Company has reported consolidated results of Red Lion Associates.

         The fee to which CBRA would otherwise be entitled with respect to the purchase of the 20% interest in Red Lion Associates by the Operating Partnership (generally 1% of the purchase price) has been waived by CBRA.

Loyal Plaza Shopping Center, Williamsport, PA

         On July 2, 2002, pursuant to an assignment under the Purchase Agreement entered into by and between the Operating Partnership, of which the Company is the managing general partner, and Loyal Plaza Venture, L.P. dated January 7, 2002, as subsequently amended, Loyal Plaza Associates, a Delaware limited partnership formed by CIF-Loyal Plaza Associates L.P., a Delaware limited partnership, the partners of which are a wholly-owned affiliate of the Company as general partner, and Kimco Preferred Investor IV Trust ("Kimco Trust"), a Pennsylvania business trust, as limited partner, purchased the Loyal Plaza Shopping Center, 1915 East Third Street, Loyalsock (Williamsport), Lycoming County, Pennsylvania ("Loyal Plaza"), from Loyal Plaza Venture, L.P., an affiliate of Glimcher Properties Limited Partnership of Columbus, Ohio. The purchase price, exclusive of closing costs, was $18,300,000. Closing costs were approximately $985,540. Loyal Plaza Associates purchased the property subject to a first mortgage, the balance of

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 3. Fiscal Year 2002 Property Acquisitions and Related Matters (continued)

Loyal Plaza Shopping Center, Williamsport, PA (continued)

which as of the closing date was $13,877,087. The purchase price and other terms of the transaction were negotiated with third parties on an arm's-length basis. The Company commissioned and received an independent certified appraisal from Integra Realty Resources - Philadelphia of Philadelphia, Pennsylvania, for Loyal Plaza at a value in excess of the purchase price.

         The existing first mortgage loan on Loyal Plaza with Lehman Brothers Bank, FSB ("Lehman Brothers"), carries an interest rate of 7.18%, an amortization schedule of thirty years and matures in June 2011. Annual debt service is approximately $1,138,091. Prepayment of that mortgage requires a "defeasance" ("make whole") deposit equal generally to the amount in government securities or other acceptable securities which will not result in a downgrading, withdrawal or qualification of the ratings of the rating agencies in effect for the loan, and which will generate amounts equal to or greater than the payments required by the loan agreement for the remaining period of the loan.

         The total cash requirements, including the purchase price above the first mortgage balance plus closing costs, were approximately $5,410,000. Of the cash requirements at closing, Kimco Trust funded $4,000,000. The Company funded or will have funded approximately $1,410,000. The source of funds for this purchase was cash on deposit in the Company's operating accounts.

         CBRA, the investment advisor to the Company and the Operating Partnership, wholly-owned by Leo S. Ullman, Chairman and President of the Company, will receive an acquisition fee of $183,000 (1% of the purchase price in accordance with the Advisory Agreement, as amended, currently in effect between the Company and CBRA), which will be paid by the Company out of available cash flow.

         The Company intends to continue to operate Loyal Plaza as a shopping center.

         Loyal Plaza has approximately 293,000 sq. ft. of gross leaseable area. Its principal tenants include K-Mart (approximately 103,000 sq. ft.) (see below), Giant Food Stores (approximately 67,000 sq. ft.), and a free-standing Eckerd drug store (approximately 11,000 sq. ft.). The estimated gross rental income for Loyal Plaza, annualized for the year 2002, is approximately $2,277,000 excluding any rent for Family Toy Warehouse (which vacated the premises in May and paid rent only through that month) (see below). The projected net operating income for 2002 (excluding Family Toy Warehouse for the period June 1 - December 31, 2002) is approximately $1,657,000.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 3. Fiscal Year 2002 Property Acquisitions and Related Matters (continued)

Loyal Plaza Shopping Center, Williamsport, PA (continued)

         CIF-Loyal Plaza Associates, L.P. (the "CIF Entity") is the sole general partner responsible for managing the affairs of the partnership and making all decisions relevant thereto. Accordingly, the operation of the property is consolidated into the accompanying financial statements. Management of the shopping center will be vested with Brentway, an affiliate of the Company. Brentway will be entitled to standard arm's-length fees for property management, leasing and construction management. Brentway is owned by Leo S. Ullman and Brenda Walker, directors and officers of the Company.

         The Company's indirect ownership interest, ranges from 25% initially to a 50% residual interest as sole general partner of Loyal Plaza Associates.

         The Loyal Plaza Associates partnership agreement provides essentially that Kimco Trust will be entitled to receive an amount which accrues on its capital contributions as a "preferred return" of 12%, after which the CIF Entity will be entitled to receive an amount which accrues on its capital contributions as a "preferred return" of 10%; thereafter, any excess cash flow is divided 70% to Kimco Trust and 30% to the CIF Entity. In the event of a "capital transaction" (sale or refinancing, for example) the initial proceeds of such transaction after repayment of third party debt shall be distributed as follows: first to repayment of "default capital contributions", as described below, then to "additional capital contributions", next to Kimco Trust until its initial capital contribution is reduced to zero, then to Kimco Trust until it achieves a 14% internal rate of return ( "IRR"), then to the CIF Entity until its capital contribution balance is reduced to zero, then until it receives a 14% IRR, and then in accordance with the residual sharing ratio (50% - 50%).

         The effect of the preferred internal rate of return arrangements with Kimco Trust will expose the Company's contributed capital in the event of a capital transaction to cover any shortfall in Kimco Trust's rate of return. There will not be any exposure beyond the potential inability of the CIF Entity to realize repayment of such contributed amounts (and any undistributed income). Management believes, based on its income projections, that, absent unforeseen negative results for the shopping center, such as a prolonged vacancy of a substantial portion of the shopping center, for example, and/or a dramatic reduction in rents, the shopping center, if sold or refinanced, should generate sufficient funds to pay such preferred returns. Each partner shall be required to make additional contributions in proportion to its respective sharing ratio (initially 75% for Kimco Trust and 25% for the CIF Entity) if approved by the partners for the conduct of the partnership's business. The failure by a partner to make any additional capital contributions will not give rise to recourse by one partner against another except as otherwise provided generally in the agreement, as further described below.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 3. Fiscal Year 2002 Property Acquisitions and Related Matters (continued)

Loyal Plaza Shopping Center, Williamsport, PA (continued)

         If one partner fails to make any portion of the required additional contributions, any funds advanced by the other partner to cover the portion which is in default will constitute a loan to the defaulting partner for a period of ten years at the lesser of the maximum lawful rate of interest or prime plus 4%. The obligation of a defaulting partner will be secured by a security interest in the defaulting partner's partnership interest in favor of the non-defaulting partner.

         In the event a capital call is required for the partnership, and in the event Kimco Trust funds an amount greater than its proportionate ownership interest in Loyal Plaza, any such contributed funds will have a "super" priority, and will thus be due before any preferred returns to the partners. If the CIF Entity fails to make additional capital contributions in excess of $300,000, its residual sharing ratio will be automatically reduced to 35% (and Kimco Trust's increased to 65%). For every $2,000 in additional capital contributions beyond $300,000 which the CIF Entity fails to fund, the CIF Entity's residual sharing ratio will be decreased by 0.1% (and Kimco Trust's residual sharing ratio increased by a corresponding amount), but in no event shall the CIF Entity's residual sharing ratio be reduced ("crammed down") to a percentage of less than 25%. If the unpaid capital contributions of the CIF Entity equals or exceeds $600,000 (i.e. Kimco Trust contributes in excess of $2,400,000 and the CIF Entity fails to contribute at least $600,000), Kimco Trust shall have the right to purchase the CIF Entity's interest as described below.

         In the event the CIF Entity, management or the management company commits certain egregiously harmful acts to the detriment of the partnership and Loyal Plaza, and without the consent of Kimco Trust, then Kimco Trust shall have the right to remove the CIF Entity. Those acts, if reasonably determined by Kimco Trust to have occurred, include certain criminal acts, misapplication of funds, certain fraud, misrepresentation, gross negligence or willful misconduct, bankruptcy of the CIF Entity, failure of the CIF Entity to make additional capital contributions so that its unpaid capital contributions exceed $600,000 and Major Decisions made without Kimco Trust's consent. The CIF Entity has at least thirty days to cure or commence to cure those actions asserted by Kimco Trust against the CIF Entity which are in fact capable of being cured.

         In the case of such removal event, Kimco Trust shall have the right to purchase the CIF Entity's interest for an amount equal to the lesser of the fair market value less imputed closing costs, or the unreturned capital contributions of the CIF Entity less damages and costs incurred by the partnership. The existence of removal events and values, if unagreed, shall be determined by arbitration.

         If the CIF Entity is removed as general partner, then the partnership may also terminate the management agreement with Brentway.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 3. Fiscal Year 2002 Property Acquisitions and Related Matters (continued)

Loyal Plaza Shopping Center, Williamsport, PA (continued)

         Either party shall have the right after June 30, 2007 to initiate a procedure for offering Loyal Plaza for sale for amounts in excess of any debt secured by Loyal Plaza plus unreturned capital contributions, or to initiate a "buy-sell" option.

         The largest tenant at Loyal Plaza is K-Mart, with a store of approximately 103,000 sq. ft. Its annual base rent is approximately $280,000, and its contribution to common area maintenance charges, real estate taxes and insurance costs is approximately $75,000, which, in turn, may be offset against its percentage rent payments. K-Mart has filed for protection under the bankruptcy laws and, while having disaffirmed a large number of leases and closed a substantial number of stores throughout the country, K-Mart has continued to operate the store at Loyal Plaza and has not disaffirmed this lease. The K-Mart store at Loyal Plaza has been in existence for approximately 26 years. In the event K-Mart should close this store, management believes that it will be able to improve substantially on the rental income for such premises. However, the cost of redeveloping the premises for other tenants, which may include demolition and substantial new building, plus lost rents pending such re-leasing and payment by one or more new tenants of sufficient rents, plus leasing commissions, may require substantial additional funds in excess of funds available to Loyal Plaza Associates or the Company.

         Family Toy Warehouse, a junior anchor tenant at Loyal Plaza, had occupied a 20,000 sq. ft. store premises until May 2002, at which time it vacated the premises. Its rent for the premises has been approximately $6.75 per sq. ft. ($135,000 per annum, increasing to $140,000 as of 10/1/02); its contribution to common area maintenance, real estate taxes and insurance, expenses was approximately $37,000 per year. It has filed a petition in bankruptcy, and petitioned the court for disaffirmance of its lease at Loyal Plaza. That petition was granted and so ordered effective June 25, 2002. Management estimates that the cost of re-finishing the Family Toy Warehouse into a standard fit-out for a new tenant will be approximately $300,000. The Loyal Plaza Associates partnership agreement provides that Kimco Trust will fund an additional $300,000 for re-tenanting of the Family Toy Warehouse space. Any funds expended for that purpose will be treated as additional contributions by Kimco Trust entitled to the same rates of preferred returns and "look-back" internal rates of return as and when funded as the original $4,000,000 funded at the closing.

         With the exception of the Family Toy Warehouse status as described above, the only existing vacancies in the shopping center consist of two 2,000 sq. ft. store premises. (Management believes it will be able to lease the 4,000 sq. ft. premises promptly and has already submitted proposals with respect thereto). Accordingly, Loyal Plaza, taking into account the Family Toy Warehouse vacant space, is approximately 92% leased.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 3. Fiscal Year 2002 Property Acquisitions and Related Matters (continued)

Loyal Plaza Shopping Center, Williamsport, PA (continued)

         There are certain environmental contamination matters which affect the shopping center. Those matters have been extensively reviewed by EMG of Baltimore, Maryland for Lehman Brothers, as lenders on Loyal Plaza and in a Phase I report dated January 31, 2002, prepared by Brinkerhoff Environmental Services, Inc., retained by the Company. Additional reports have been prepared for the sellers by Civil and Environmental Consultants, Inc. of Pittsburgh, Pennsylvania. The two principal matters here involved are (i) certain petroleum-impacted soil at the newly-built, free-standing Eckerd drug store building on an outparcel of the property; and (ii) a concentration of dry cleaning solvents, tetrachloroethene (PCE) and trichloroethene (TCE), at levels in excess of amounts permitted by the Pennsylvania Department of Environmental Protection (PADEP).

         The Company has been advised by its environmental consultants that the Eckerd site remediation should be essentially completed with no further problems and that no remediation should be required with respect thereto. The sellers have proposed a program to institute certain engineering and property controls at the site, using the Eckerd building and parking lot as a "cap" and creating a deed restriction to prohibit consumption of groundwater on Loyal Plaza . There will also be additional investigations through air quality checks, monitoring wells, collection of additional hydro geologic data, etc. An "attainment" monitoring program will be instituted to demonstrate the effectiveness of the "cap". The time periods contemplated for the Eckerd site remediation, as proposed to PADEP could take until March 2003 in their normal course. The Company has been advised by its consultants that they would expect a "No Further Action" letter to be issued by PADEP in due course.

         With respect to the chlorinated solvents, PCE and TCE concentrations above the PADEP Soil Cleanup Criteria were found in soil sampling results at or near the former coin laundry and dry cleaning establishment then-operated by Norge Village, Inc. at the premises presently leased to Advanced Auto Parts. In addition to the soil contamination, groundwater sampling has indicated that PCE, TCE and dichloroethene (DCE) are in fact present at levels above the PADEP's Groundwater Quality Standard. The dry cleaning solvent contamination in the groundwater appears to have migrated in a southerly direction with the groundwater flow to East Third Street and perhaps offsite beyond East Third Street. The Company has been advised that it does not appear that there is any groundwater use as a potable water source downgradient of the site. The land development downgradient of the site is predominantly commercial and the area is serviced by public-supplied water. Based on sampling data provided in the draft work plan submitted to PADEP by the seller's environmental consultants, it appears that the highest level of chlorinated compound detected at the downgradient edge of Loyal Plaza was 84 parts per billion (ppb). The Company's consultants have advised the Company that, based on such concentration, it is not likely the downgradient water body will be affected by the discharge.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 3. Fiscal Year 2002 Property Acquisitions and Related Matters (continued)

Loyal Plaza Shopping Center, Williamsport, PA (continued)

         Pending further completion of vertical delineation at the site, which will be required before the PADEP will approve any remedial plan for the site (including a natural attenuation program), the Company's consultants have advised that given the relatively low concentration of PCE, extensive impact to the lower portion of the aquifer is not anticipated. The Company has been advised that based on the data received to date, it would expect a "No Further Action" letter for the soil relevant to the chlorinated solvent contamination at the former dry cleaning site, and that if the groundwater contaminant levels stay consistent with sampling events to date, the amount of $450,000 (see discussion below), should be sufficient to complete delineation and any necessary sampling and reporting for a natural attenuation program. They have further advised that it does not appear that PADEP will require active groundwater remediation.

         Under the loan agreement documents between Glimcher Realty Limited Partnership and Lehman Brothers, the sellers had maintained an escrow deposit of $450,000 for clean-up and testing of environmental contamination at the site. Pursuant to the purchase agreements for the purchase of Loyal Plaza by Loyal Plaza Associates, seller will remain liable for all costs up to and including a satisfactory "Release of Liability" letter issued by PADEP with respect to all such contamination at Loyal Plaza. Pursuant to the purchase agreement, the sellers have also increased the environmental escrow deposit to $950,000. Further, in the event that the escrows are insufficient to cover all required testing and remediation, sellers have undertaken to expend any and all monies required to complete such testing and remediation including monitoring, etc. without limits as to time. The Company has obtained opinion of counsel to the effect that an anticipated "Release of Liability" letter from the PADEP will operate to relieve the new owner of any further liability for remediation of the site under Pennsylvania environmental statutes or for any contamination identified in reports submitted to and approved by PADEP and shall not be subject to citizens' suits or other contribution actions.

         The above descriptive purchase and partnership arrangements and related matters with respect to the Loyal Plaza acquisition are subject to the actual terms set forth in the Agreements.

Note 4. Real Estate and Accumulated Depreciation

         The Company's properties are leased to various tenants, whereby the Company incurs normal real estate operating expenses associated with ownership. The Company incurred capital expenditures of $1,079,941 and $5,656,784 for the nine months ended September 30, 2002 and 2001, respectively.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 5. Real Estate Held for Sale and Sales of Real Estate

         The Company's Southpoint Parkway property in Jacksonville, Florida ("Southpoint"), was sold on May 24, 2002 for $4.7 million. That property was sold in connection with certain mandatory payments pursuant to a financing from SWH Funding Corp. ("SWH") (see note 7).

         None of the properties of the Company are currently being marketed for sale, and no sales were effected during the quarter ended September 30, 2002 or thereafter to the date hereof.

Note 6. Commitments and Contingencies

L.A. Fitness Facility, Fort Washington, PA

         The Operating Partnership has entered into agreements to purchase an approximate 7 acre parcel of land in Fort Washington, Pennsylvania, on which it has agreed to build a 41,000 sq. ft. health club facility, net-leased pursuant to an executed lease agreement to L.A. Fitness International, L.L.C. ("L.A. Fitness"), subject to certain governmental approvals. L.A. Fitness has advised the Company that it has obtained the required governmental approvals.

         The Fort Washington development is expected to be financed with a third-party construction loan, which, upon completion, will become a permanent loan of $5 million (the aggregate term of the loan including the construction period will be five years), third-party participating equity of $1 million, and approximately $300,000 in equity contributions from the Company out of currently-available cash. The project has been appraised at $7,300,000 upon completion and stabilization. The closing is expected to occur by mid-December. L.A. Fitness will commence rent payment nine months after closing/acquisition of the land.

Fairview Plaza, New Cumberland, PA; Halifax Plaza, Halifax, PA; Newport Plaza, Newport, PA

         The Company has entered into an agreement dated August 2002 with affiliates of Caldwell Development Corp to purchase Newport Plaza (Newport, PA), Fairview Plaza (New Cumberland, PA) and Halifax Plaza (Halifax, PA). Due diligence has been completed for two of the three properties and deposits of $200,000 thereon have become non-refundable. The three properties represent

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 6. Commitments and Contingencies (continued)

Fairview Plaza, New Cumberland, PA; Halifax Plaza, Halifax, PA; Newport Plaza, Newport, PA (continued)

approximately 200,000 sq. ft. of gross leaseable area and each of the properties is anchored by a Giant supermarket. The aggregate purchase price for the three properties is approximately $18,040,000, plus closing costs of approximately $1,000,000. In addition, the Company is expected to exercise an option to purchase the building owned by Giant Food Stores at the Newport Plaza property (presently subject to a ground lease) for an additional amount estimated at $1.6 million. Estimated net operating income for the three properties for 2003 is approximately $1,672,000 before exercise of the option to purchase the Giant building at Newport Plaza and approximately $1,832,000 after the Giant/Newport building acquisition.

         The Giant supermarkets represent approximately 70% of the gross leaseable area of the properties. Each of the Giant supermarket leases extends for at least 15 years. Other tenants include McDonald's, Rite Aid, the Pennsylvania Liquor Control Board and regional banks.

         Closings of the purchase of the three properties are expected to be completed in early-December.

Camp Hill Mall, Camp Hill, PA

         The Company has entered into an agreement dated August 12, 2002, with a non-refundable deposit of $400,000, for the purchase of the Camp Hill Mall in Camp Hill, Pennsylvania.

         The Camp Hill Mall is a 523,000+/- sq. ft. enclosed shopping mall located on approximately 44 acres at the intersection of Route 15 and Trindle Road. Principal tenants include Boscov's, a Giant supermarket, Barnes & Noble and Zany Brainy. It also has a vacant 89,000 sq. ft. former Montgomery Ward store. Management contemplates redevelopment of the former Montgomery Ward store and of the mall property generally. The purchase price is approximately $17.2 million. Closing costs are

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 6. Commitments and Contingencies (continued)

Camp Hill Mall, Camp Hill, PA

estimated at $1 million. The Company is considering several redevelopment possibilities for this property which may involve expenditures, subject to execution of leases, of as much as $14 million or more. The seller is an affiliate of the Connecticut General Life Insurance Company. Closing of the purchase is expected in mid-November.

         The Company has identified various sources of funding these acquisitions. Those sources may involve substantial risk to the Company in terms of demands on cash and other assets of the Company, as well as security interests in the Company's properties, which may expose the Company to severe risks of default with respect to the financing arrangements for this particular acquisition and/or those previously concluded.

Note 7. Mortgage Loans, Other Loans Payable, and Line of Credit

         Properties owned by the Company are subject to certain mortgages or other security interests as described below:

o Academy Plaza, Philadelphia, Pennsylvania, has a first mortgage with a principal balance of approximately $10,591,121 as of September 30, 2002, at 7.275% due March 10, 2013, with a 30-year amortization schedule.

o Port Richmond Village, Philadelphia, Pennsylvania, has a first mortgage with a principal balance of approximately $11,475,481 as of September 30, 2002, at 7.174% due April 10, 2007, with a 30-year amortization schedule.

o Washington Center Shoppes, Sewell, New Jersey, has a first mortgage with a principal balance of approximately $5,917,849 as of September 30, 2002, at 7.53% with an anticipated repayment date of November 11, 2007, with a 30-year amortization schedule with a contractual maturity date of November 11, 2027.

o The approximate principal balance of the SWH financing, as further described below, at September 30, 2002 was $949,768. Deferred financing costs of approximately $487,000 were written off as an extraordinary item during the second quarter of 2002 in connection with a $4.6 million principal payment of the debt from the Southpoint proceeds.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 7. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

    A wholly-owned subsidiary of SWH and the Operating Partnership have together formed Cedar Center Holdings L.L.C. 3, which, in turn, is the sole member of each of the four limited liability companies which own, indirectly through other limited liability companies, the three shopping center properties and development parcel acquired by the Operating Partnership in October 2001. SWH has no interest in profits or assets of Cedar Center Holdings L.L.C. 3; however, SWH has the right to acquire operating control of the above-mentioned three shopping center properties in the event of a default by the Operating Partnership or its affiliates of certain terms of the SWH financing.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 7. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

    The Company expects to repay to SWH the outstanding principal balance, the "equity fee" and "exit fee" during the month of November 2002 in connection with a refinancing by SWH or other third-party sources, of the three properties acquired in October 2001.

o The Point Associates, in which the Company has a 50% general partnership interest, completed a refinancing of the property on May 29, 2002, with Protective Life Insurance Company of Birmingham, Alabama, at a ceiling loan amount of $21 million, of which a floor loan amount of $20 million was drawn down on May 29, 2002. The additional $1 million ceiling amount can be earned by the borrower with a lease-up, within two years of the date of closing, of approximately 22,500 sq. ft. (consisting primarily of the former Eckerd drug store premises) at $11.50 per sq. ft. for a 10-year period to an acceptable creditworthy tenant. In the event the lease-up conditions are not satisfied and the $1 million ceiling amount has not been funded within such two year period, borrower's rights to any of such ceiling amounts will be terminated.

    The interest rate on the initial $20 million funding is 7.625%. The maturity date of the loan is 25 years. The call date (at which time the lender can call for replacement of the loan and the borrower shall have the continuing option of repaying the loan without penalty) is 10 years. The amortization is on a 25-year schedule.

o Red Lion Associates, in which the Company has a 20% general partnership interest, has a first mortgage with a principal balance of approximately $16,745,000 as of September 30, 2002, at 8.6% due February 2010, with a 30-year amortization schedule.

o The Company purchased a 20% interest in Red Lion Associates for $1,182,857, of which $295,714 was paid at closing on May 31, 2002, from available cash, with the balance evidenced by a promissory note in the amount of $887,143, payable in three equal annual installments commencing one year after closing and bearing interest at 7.5% due annually with each installment payment.

o The Operating Partnership obtained a line of credit, effective March 4, 2002, in the amount of $1,000,000 from North Fork Bank, Melville, New York. The term of the line of credit is for one year with a maturity date of March 4, 2003. The line, at the sole discretion of the bank, may be used for (i) real estate investment, (ii) real estate management, (iii) working capital and (iv) other purposes as applicable and as approved by the bank. The interest rate on any drawdown will be the greater of 6% or the bank's prime rate plus 1%. Interest on the outstanding loan balance is to be paid to the bank monthly in arrears. The line of credit's availability is subject to certain conditions as defined. The outstanding loan balance at September 30, 2002 was $500,000. The proceeds of the drawdowns were used primarily to acquire the 20% general partnership interest in Red Lion

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 7. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

    Associates and for deposits on contracts to acquire additional properties and on third party fees (lenders, appraisers, counsel) in connection therewith.

o Loyal Plaza Associates, in which the Company has a 25% general partnership interest, ranging from an initial 25% interest to a 50% residual interest, has a first mortgage with a principal balance of approximately $13,850,000 at September 30, 2002, at 7.15% due June 2011, with a 30-year amortization schedule. Annual debt service is approximately $1,140,000.



The combined aggregate future principal payments of mortgage loans and other loans at September 30, 2002, are as follows:

    Year              Mortgage loans payable      Other loans payable
  ----------          ----------------------      -------------------
    2002                 $    361,958                 $         -
    2003                    1,745,274                     795,714
    2004                      997,652                     295,714
    2005                    1,085,190                     295,714
    2006                    1,170,809                           -
 Thereafter                74,098,229                           -
                         ------------                 -----------
                         $ 79,459,112                 $ 1,387,142
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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 8. Related Party Transactions (continued)

Ownership (continued)

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

         Under the Advisory Agreement, CBRA is obligated, among other things, to conduct the day-to-day operations of the Company in connection with its business and investment activities, and to provide property acquisition and disposition services, as well as investment and financial advice, to the Company.

         The Advisory Agreement may be terminated (i) for cause upon not less than sixty days' prior written notice and (ii) by vote of at least 75% of the independent directors at the end of the third or fourth year of such five year term in the event gross assets fail to increase by 15% per annum

         Pursuant to the Advisory Agreement, effective as of January 1, 2002, CBRA will earn a disposition or acquisition fee, as applicable, equal to 1% of the sale/purchase price; no other fees will be payable in connection with such transactions.

         In connection with the purchase of Loyal Plaza, CBRA is entitled to receive an acquisition fee payable by the Operating Partnership equal to 1% of the purchase price or $183,000. This fee is included in accrued expenses at September 30, 2002.

         The following is a schedule of acquisition and disposition fees payable by the Company to CBRA reflecting an amendment dated December 18, 2001 to the Advisory Agreement and the agreed reduced acquisition and disposition fees related to the shopping centers set forth in that Amendment:

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 8. Related Party Transactions (continued)

Property                                        Deferred          Accrued                Paid           Total
----------------------------------------------------------------------------------------------------------------
2002 Transactions (through 9/30/02)
-----------------------------------
Southpoint Parkway                            $        -        $        -            $   46,750     $   46,750
Loyal Plaza Shopping Center (3)                        -           183,000                     -        183,000

2001 Transactions
-----------------
Broadbent Business Center                        106,000                 -                53,000        159,000
Corporate Center                                  37,200                 -                18,600         55,800
The three supermarket-anchored
   shopping centers (2)                                -                 -               347,500        347,500

2000 Transaction
----------------
Germantown                                        52,500                 -                22,500         75,000
                                              -----------------------------------------------------------------
Total fees                                    $  195,700(1)     $  183,000            $  488,350     $  867,050
                                              =================================================================

(1) Amount owed if the Administrative and Advisory Agreement with CBRA is not continued beyond December 31, 2004.
(2) The three supermarket-anchored shopping centers consist of Academy Plaza, Port Richmond Village and Washington Center (including development parcel adjacent to Washington Center).
(3) An acquisition fee of $183,000 has been accrued at September 30, 2002, relating to the purchase of Loyal Plaza.

         Certain deferred disposition and acquisition fees incurred prior to the December 2001 agreement modification will be reduced by 50% if CBRA remains investment advisor to the Company for any period extending beyond December 31, 2004, but ending on or prior to December 31, 2005. In the event of termination or expiration of the Advisory Agreement after December 31, 2005, such fees payable to Advisor shall be reduced by ten percentage points for each subsequent calendar year the Advisory Agreement remains in effect, until reduced to zero in any event after December 31, 2009. Any deferred disposition and acquisition fees payable to CBRA will also be waived as of the effective date of termination of services by CBRA if the services of CBRA are terminated voluntarily by CBRA.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

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

Property Management Services

         Brentway provides property management, leasing, construction management and loan placement services to the Company's real properties pursuant to the Management Agreement between Brentway and the Company and through individual management agreements between Brentway and each of the Company's respective properties on arm's-length terms. Brentway is owned by Mr. Ullman and Ms. Walker, who are also Chairman and President of Brentway, respectively. Mr. Ullman is President and Chairman of the Company and Ms. Walker is Vice President and Director of the Company. The term of the Management Agreement is for one year and is automatically renewed annually for additional one-year periods subject to the right of either party to cancel the Management Agreement upon sixty days' written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting for the Company regarding property operations, and maintenance of insurance.

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

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 8. Related Party Transactions (continued)

Property Management Services (continued)

Subject                                 Management     Leasing         Construction      Loan Placement
                                           Fee          Fee (3)       Management Fee          Fee
-------------------------------------------------------------------------------------------------------
Management Agreement of April 1998          5%            6%                N/A               N/A

Academy Plaza (4)                           4%          4.5%                 5%                1%

Port Richmond Village (4)                   4%          4.5%                 5%                1%

Washington Center (4)                       4%          4.5%                 5%                1%

The Point Shopping Center (4)               3%          4.5%                 5%                1% (1)

Red Lion Shopping Center (2) (4)            4%          4.5%                 5%                1% (1)

Loyal Plaza Shopping Center (5)             3%            4%                 5%               N/A

-----------------------------------------------------------------------------------------------------

(1) Up to a maximum of $100,000.
(2) As of May 31, 2002, 20% of all fees paid to Brentway are in turn paid to ARC-Cedar Manager LLC pursuant to terms of the purchase agreement regarding the acquisition by ARC-Cedar of a 69% limited partnership interest in Red Lion Associates.
(3) Only if no outside broker.
(4) In the event an outside broker is involved, then the fee to Brentway is generally 2.25%. In the event Brentway can achieve savings vis-a-vis the outside broker's full commission, then Brentway shall be entitled to one-half of the savings on the outside broker's otherwise full commission.
(5) 4% for leases of less than 5,000 sq. ft.; 3% for leases of more than 5,000 sq. ft.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (unaudited)

Note 8. Related Party Transactions (continued)

Property Management Services (continued)

Schedule of Administrative and Advisory, Property Management, Leasing and Other Fees Paid or Accrued to Related Parties:

                                                              January 1 -                January 1 -
                                                           September 30, 2002         September 30, 2001
                                                           ---------------------------------------------
Administrative and Advisory Fees
Cedar Bay Realty Advisors, Inc.                               $  270,000                 $   73,404
                                                              -------------------------------------
Property Management Fees
Brentway                                                      $  421,261                 $   69,328
                                                              -------------------------------------
Construction Management Fees
Brentway                                                      $   20,000                 $        -
                                                              -------------------------------------
Leasing Fees (1)
Brentway                                                      $  276,349                 $  100,000
                                                              -------------------------------------
Legal Fees
Stuart H. Widowski / SKR Management Corp. (2)                 $  127,981                 $   72,308
                                                              -------------------------------------
Loan Placement Fees
Brentway (3)                                                  $  100,000                 $        -
                                                              -------------------------------------

(1) The Company also paid leasing fees to third parties during the periods ended September 30, 2002 and 2001.

(2) Fees of $127,981 were paid to Stuart H. Widowski, Esq., SKR's in-house counsel and Secretary of the Company, through SKR Management Corp., an affiliate of CBRA, Brentway, CBC and Leo S. Ullman, for legal services provided.

(3) Paid in connection with the refinancing of The Point Loan on May 29, 2002 (see Note 7).

See prior discussion of acquisition and disposition fees.

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

                            Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Consolidation Policy

         The accompanying consolidated financial statements include the consolidated financial position of the Company and the Operating Partnership as of September 30, 2002 and December 31, 2001, the results of their operations for the three months and nine months ended September 30, 2002, and their cash flows for the nine months ended September 30, 2002 and 2001, respectively. All significant intercompany balances and transactions have been eliminated in consolidation.

         The Company owns an approximate 29% partnership interest as sole general partner in the Operating Partnership, which provides the Company with control over all significant activities of the Operating Partnership, and, accordingly, the Operating Partnership in turn is consolidated with the Company in the accompanying financial statements as of September 30, 2002.

         The Operating Partnership has a 50% general partnership interest in The Point Associates, a 20% general partnership interest in Red Lion Associates and a 25% general partnership interest in Loyal Plaza Associates; all such entities are consolidated in the accompanying financial statements as a result of similar control attributes as exist with respect to the Operating Partnership.

         The limited partner's interest as of September 30, 2002 (currently owned entirely by CBC) represents approximately a 71% limited partnership interest in the equity of the Operating Partnership. The minority interests represent the limited partner's 50% interest in The Point Associates, the 69% and 11% limited partners' interests in Red Lion Associates and the 75% limited partner's interest in Loyal Plaza Associates. The limited partner in The Point Associates is an affiliate of CBC. The 11% limited partner in Red Lion Associates is also an affiliate of CBC, and the 69% limited partner is an affiliate of ARC Properties, Inc.; the 75% limited partner in Loyal Plaza Associates is an affiliate of Kimco Realty Corp. (see Note 3).

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

Real Estate

         Land, buildings and improvements, furniture, fixtures and equipment are recorded at cost. Tenant improvements, which are included in buildings and improvements, are also stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred. Renovations and/or replacements, which improve or extend the life of the asset are capitalized and depreciated over their estimated useful lives. Construction period interest and real estate taxes are capitalized during the relevant construction period.

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

Impairment of Long-Lived Assets (continued)

and other factors. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property.

         The Company is required to make subjective assessments as to whether there are impairments in the value of its real estate properties and other investments. Any assessment resulting in a determination of impairment will have a direct negative impact on the Company's net income and financial position.

Overview and Background

         The Company is an advised REIT specializing in the acquisition, leasing, financing, management and development of retail properties. The Company's growth strategy is focused primarily on the real estate markets in Pennsylvania and southern New Jersey.

         The Company owns all of its interests in real property, directly or indirectly, through the Operating Partnership. As of September 30, 2002, the Company owned and operated six retail properties (five located in Pennsylvania and one, with an adjacent separate development parcel, in southern New Jersey). As of September 30, 2002, the six retail properties had combined lease occupancy of approximately 93%.

         The Company, as earlier indicated, is in contract (and has made certain deposits, which, after completion of due diligence reviews by management, have become non-refundable), to acquire five additional properties in Pennsylvania. The aggregate size of such properties to be acquired is approximately 765,000 sq. ft. at an aggregate purchase price, including closing costs, of approximately $45 million. The Company is expected to retain controlling general partnership interests in each of such properties with an aggregate investment of at least $5.3 million, to be funded primarily from proceeds of financings secured by interest in the three supermarket-anchored properties acquired in 2001 and in the properties to be acquired.

         Management expects the Company to continue to seek acquisition opportunities primarily with respect to supermarket-anchored shopping center properties in the Pennsylvania and southern New Jersey markets. It is expected that those acquisition opportunities will be premised primarily on shared-equity participations and, if possible, certain additional equity investments in the Company by third parties.

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

         Property operating revenues for the three months and nine months ended September 30, 2002 and 2001 were $3,614,325 and $8,780,382 compared to $860,712 and $2,753,613 for the corresponding periods in 2001, an increase of $2,753,613 and $5,970,659, respectively. This increase is attributable to the acquisition of the three supermarket-anchored shopping center properties in October 2001, the increase in rental revenue at The Point as a result of the opening of the Giant supermarket in July 2001, and the additional revenue generated by the newly-acquired equity ownership participations in Red Lion Associates and Loyal Plaza Associates. This increase is offset, in part, by the sales of Corporate Center and Broadbent during the second quarter of 2001 and the sale of Southpoint during the second quarter of 2002.

         Property operating expenses (excluding depreciation and amortization) and real estate taxes ("Property Expenses") were $1,236,017 and $3,061,077 for the three and nine months ended September 30, 2002 compared to $274,024 and $965,865 for the corresponding periods in 2001, an increase of $961,993 and $2,095,212, respectively. This increase is similarly attributable to the acquisition of the three supermarket-anchored shopping centers, the full year's operation of The Point, and the additional expenses applicable to Red Lion Associates and Loyal Plaza Associates, and is offset, in part, by the sales of Corporate Center, Broadbent and Southpoint.

         Interest expense for the three months and nine months ended September 30, 2002 was $1,592,835 and $3,561,580 compared to $293,425 and $960,081 for the corresponding periods in 2001, an increase of $1,299,410 and $2,601,499, respectively. This increase is attributable to the October 2001 acquisition of the aforementioned shopping center properties with the assumption of $28.3 million of mortgage debt, $6 million SWH financing and the assumption of the $16,771,000 mortgage on the Red Lion property and the assumption of the $13,877,000 mortgage on Loyal Plaza. As a result of the increase in estimated value of the Company's assets, administrative fees increased by approximately $49,000 and $138,000 for the three months and nine months ended September 30, 2002, over the corresponding periods in 2001.

         Net losses were ($59,569) and ($319,951) for the three months and nine months ended September 30, 2002, compared to net (loss) income of ($26,800) and $298,715 for the corresponding periods in 2001.

Summary of Cash Flows

         The Company's rental revenues for the three and nine months ended September 30, 2002 were $3,614,000 and $8,768,875 compared to $822,332 and
$2,582,793 for the corresponding periods in 2001. Vacancy within the 1,240,673 sq. ft. (excluding the 47,000 sq. ft. land parcel) of the Company's properties for the period ended September 30, 2002 was 93,737 sq. ft., or 7.6%. The vacancy is

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Summary of Cash Flows (continued)

projected to be 65,977 sq. ft. or 5.3% by the end of 2002. Such projection reflects management's expectation that certain leasing discussions will ultimately be consummated lease deals.

         Net cash provided by operating activities totaled $1,163,320 for the nine months ended September 30, 2002, and $684,638 for the corresponding period in 2001. The increase in 2002 compared to 2001 is due to the Company's increase in net income before depreciation and amortization as a result of the purchase in October 2001 of the three supermarket-anchored shopping centers, the purchase of the 20% interest in Red Lion in June 2002, and the purchase of the 25% initial interest in Loyal Plaza in July 2002.

         Net cash (used in) provided by investing activities totaled ($5,896,155) for the nine months ended September 30, 2002, and $2,681,811 for the corresponding period in 2001.

         Net cash provided by (used in) financing activities totaled $3,494,461 for the nine months ended September 30, 2002, and ($1,676,572) for the corresponding period in 2001.

         The net differential in cash and cash equivalents for the nine months ended September 30, 2002 and 2001 were ($1,238,374) and $1,689,877, respectively. This reduction in the change in cash and cash equivalents is attributable to a decrease in cash provided by investing activities during 2002, resulting from the purchase of the 20% interest in Red Lion and the 25% initial interest in Loyal Plaza. This decrease in cash from investing activities is offset, in part, by the cash proceeds from the sale of Southpoint during the second quarter of 2002.

         The cash and cash equivalents of $1,633,915 include $841,769 in The Point partnership, in which the Company has a 50% interest, $211,266 in Red Lion partnership, in which the Company has a 20% interest, and $256,400 in the Loyal Plaza partnership, in which the Company has a 25% interest. The cash held by the individual partnerships is restricted for use for operations of those partnerships and for distribution to all partners of the respective partnership, including the Operating Partnership. Such cash totaled $1,309,435 at September 30, 2002.

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

         Real estate before deduction for accumulated depreciation amounted to $41.07 per share/OP Unit based on shares/OP Units outstanding as of September 30, 2002. Real estate at cost, less accumulated deductions for depreciation, amounted to $40.31 per share/OP Unit on shares/OP Units outstanding as of September 30, 2002.

         Historically, rental revenue has been the principal source of funds to pay operating expenses, debt service and capital expenditures, excluding non-recurring capital expenditures of the Company.

         The Company's indebtedness at September 30, 2002 was approximately $80 million. The Company funded the two mandatory payments due with respect to the SWH financing ($4,370,000 and $300,000 due by November 2002 and May 2003, respectively) from a combination of (i) net proceeds of the sale of the Southpoint property, and (ii) a portion of the net proceeds of the refinancing of The Point.

         The Operating Partnership obtained a line of credit, effective March 4, 2002, in the amount of $1,000,000 from North Fork Bank, Melville, New York. The term of the loan is for one (1) year with a maturity date of March 4, 2003. The loan, at the sole discretion of the bank, may be used for (i) real estate investment, (ii) real estate management, (iii) working capital and (iv) other purposes as applicable and as approved by the bank. The interest rate is the greater of 6% or the bank's prime rate plus 1%. Interest on the outstanding loan balance is to be paid to the bank monthly in arrears. The line of credit's availability is subject to certain conditions, including, but not limited to, quarterly submission of 10-Q filings, annual submission of 10-K filings and a 30-day annual "clean up" (i.e. the outstanding balance of drawdowns under the line of credit must be reduced to zero for 30 days). The line of credit does not require any fees to be paid by the Company or the Operating Partnership. The Company views the availability of this line of credit to be sound business practice and an augment to its liquidity. Of the line of credit, $500,000 has been drawn down, primarily to acquire the 20%

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

general partnership interest in Red Lion Associates and for deposits on contracts to acquire additional properties, and on third party fees (lenders, appraisers, counsel) in connection therewith. The Company expects to repay such balance out of available cash and proceeds of the refinancing of the three properties acquired in October 2001.

         As discussed in Note 3, the Company on July 2, 2002, acquired a controlling general partnership interest in Loyal Plaza from an affiliate of Glimcher Properties Limited Partnership. That property includes a K-Mart store of approximately 103,000 sq. ft., paying approximately $280,000 per annum in base rent and paying contributions to common area maintenance charges, real estate taxes and insurance costs of approximately $75,000. In the event K-Mart should close this store, management believes that it will be able to improve substantially on the rental income for such premises. However, the cost of redeveloping the premises may require substantial additional funds in excess of funds available to Loyal Plaza Associates or the Company. This, in turn, may jeopardize the Company's abilities to meet its payment obligations to the Kimco Trust partner in Loyal Plaza Associates and potentially to the first mortgage lender on the property.

         Also as discussed in Note 3, there are certain environmental contamination matters which affect the Loyal Plaza property. With respect to certain hydrocarbon contamination, the Company has been advised by its consultants that they expect a "No Further Action" letter to be issued by the Pennsylvania Department of Environmental Protection in due course.

         With respect to certain dry cleaning solvent contamination, while the contamination has reached the ground water and appears to have migrated off site, the Company has been advised that there does not appear to be any groundwater use as a potable water source and that it is not likely that a downgradient water body would be affected by the contamination. The Company has also been further advised that PADEP will require active ground water remediation. Pursuant to purchase agreements, the seller will remain liable for all costs up to and including a satisfactory "release of liability" letter by PADEP. Also pursuant to the purchase agreement, the sellers have increased the environmental escrow deposit to $950,000. Moreover, sellers have undertaken to expend any and all monies required to complete all testing and remediation without limits as to time.

         As previously announced and discussed in Note 6, the Company is under contract to purchase the approximate 522,000 sq. ft. Camp Hill Mall in Camp Hill, Pennsylvania, three Giant supermarket-anchored shopping centers in and around the Harrisburg, Pennsylvania area, as well as a development site in Fort Washington, Pennsylvania, on which the Company has agreed to build a 41,000 sq. ft. health club facility. The Company has identified various sources of funding these acquisitions, including, without limitation, new first mortgage financing, preferred equity participation arrangements, renegotiation and recapitalization of the SWH financing and the sale of a property or of a partial interest in one or more properties. Certain of those sources may involve substantial risk to the Company in terms of demands on cash and other assets of the Company, as well as security interests in the Company's properties, which may expose the Company to severe risks of default with respect to the financing arrangements for these particular acquisitions and/or those previously concluded.

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

         The Company believes that its liquidity and expected potential sources of future cash, including (i) the $1.6 million of cash and cash equivalents ($1,309,435 of which is restricted for specific use by partnerships), (ii) drawdowns on the remaining $500,000 available line of credit, (iii) net proceeds of sales of partial interests in one or more of the Company's properties, (iv) proceeds of refinancing the Company's equity interests in the three supermarket-anchored properties acquired in October 2001, and (v) potential private placement of Common Stock, Operating Partnership Units and (convertible) preferred stock (subject to shareholder approval where applicable), will be sufficient to meet current and near-term obligations, which include capital expenditures, property acquisition commitments, and debt service payments. There can be no assurances that the Company will be able to sell (interests in) any of its properties or to place any Common Stock, Operating Partnership Units or (convertible) preferred stock on terms acceptable to the Company. If the Company is in fact unable to generate sufficient liquidity or to arrange additional sources of future cash sufficient to meet its current and near-term obligations, the Company will be exposed to severe risks of default with respect to the financing arrangements for its existing properties and for the properties to be acquired and consequent exposure of its assets to foreclosure or other remedies available to the Company's lenders and equity providers.

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

The combined aggregate future principal payments of mortgage loans and other loans at September 30, 2002, are as follows:

    Year              Mortgage loans payable      Other loans payable
  ----------          ----------------------      -------------------
    2002                  $    361,958                $         -
    2003                     1,745,274                    795,714
    2004                       997,652                    295,714
    2005                     1,085,190                    295,714
    2006                     1,170,809                          -
 Thereafter                 74,098,229                          -
                          ------------                -----------
                          $ 79,459,112                $ 1,387,142
                          ============                ===========

                             Cedar Income Fund, Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

         The real estate industry has been experiencing a significant change in the property insurance markets that has resulted in significantly higher premiums. The Company renewed its insurance coverages effective July 1, 2002. Generally, such premiums, exclusive of terrorism coverage, increased 35% over the prior one year period. The Company has opted to purchase $50 million of blanket terrorism coverage for its properties; a potential liability not previously covered by insurance. Such increase in insurance premiums will be recovered in large part through the 2002 and future tenant escalation billings. Also, as a result of widely-publicized financial reporting irregularities, insurance coverage and premium costs for officers' and directors' insurance has increased by approximately 29%.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The Company is exposed to changes in interest rates primarily from its floating debt arrangements. The Company's $1 million line of credit from North Fork Bank, which outstanding balance was $500,000 as of September 30, 2002, is the only floating rate debt. The rate payable is the greater of 6% or the bank's prime rate plus 1%. At September 30, 2002, the interest rate was 6%. The line of credit is further discussed above in Note 7.

                             Cedar Income Fund, Ltd.

         The Company does not use derivative financial instruments for trading purposes.

         The Company has an aggregate of $80,346,254 of mortgage loans and other loans payable at fixed interest rates. A substantial increase in general interest rates would potentially prevent the Company from refinancing the mortgage loans and the other loan at rates favorable to the Company.

Item 4. Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company's disclosure controls and procedures within the past ninety days, have concluded that such disclosure controls and procedures were effective to ensure that material information relating to the Company and required to be disclosed by the Company has been made known to them and has been recorded, processed, summarized and reported timely. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

                             Cedar Income Fund, Ltd.



Part II Other Information


Item 6. Exhibits and Reports on Form 8-K

        8-K reporting under Item 2 on the acquisition of Loyal Plaza Shopping Center, dated July 2, 2002; and
        8-K/A reporting under Item 7 on the financial statements, revenues and certain expenses in connection with the acquisition of Loyal Plaza Shopping Center, dated September 16, 2002.

                             Cedar Income Fund, Ltd.


                               September 30, 2002


Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CEDAR INCOME FUND, LTD.


/s/ Leo S. Ullman                              /s/ Brenda J. Walker
-----------------------------------            --------------------------------
Leo S. Ullman                                  Brenda J. Walker
Chairman of the Board and President            Vice President and Director
(principal executive officer)                  (principal financial officer)


/s/ Thomas J. O'Keeffe                         /s/ Ann Maneri
-----------------------------------            --------------------------------
Thomas J. O'Keeffe                             Ann Maneri
Chief Financial Officer                        Controller
(principal accounting officer)


November 14, 2002

                                  CERTIFICATION

         I, Leo S. Ullman, Chief Executive Officer of Cedar Income Fund, Ltd. (the "Company"), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
    (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):
    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date:  November 14, 2002

                                        /s/ Leo S. Ullman
                                        --------------------------------
                                        Leo S. Ullman
                                        Chief Executive Officer

                                  CERTIFICATION

         I, Thomas J. O'Keeffe, Chief Financial Officer of Cedar Income Fund, Ltd. (the "Company"), certify that:

1.  I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:
    (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):
    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date:  November 14, 2002

                                     /s/ Thomas J. O'Keeffe
                                     -------------------------------
                                     Thomas J. O'Keeffe
                                     Chief Financial Officer

                                  CERTIFICATION


I, Leo S. Ullman, Chief Executive Officer of the Cedar Income Fund, Ltd. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report on Form 10-Q of the Company for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


IN WITNESS WHEREOF, I have executed this Certification this 14th day of November, 2002.


                                  /s/ Leo S. Ullman
                                  ---------------------------------------
                                  Leo S. Ullman, Chief Executive Officer

I, Thomas J. O'Keeffe, Chief Financial Officer of the Cedar Income Fund, Ltd. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

3. The quarterly report on Form 10-Q of the Company for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
4. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


IN WITNESS WHEREOF, I have executed this Certification this 14th day of November, 2002.


                                  /s/ Thomas J. O'Keeffe
                                  -------------------------------------------
                                  Thomas J. O'Keeffe, Chief Financial Officer