Form 10-K
period 2002-12-31
CEDAR INCOME FUND LTD /MD/
filed 2003-03-28
CIK 761648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2002;
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

Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange on
Title of each class                                  which registered
-------------------                              ---------------------------
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

                                 Yes [X] No [ ]

Indicate by check mark if whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price on March 26, 2003 of $5.19 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,918,000.

The number of shares outstanding of the registrant's Common Stock $.01 par value was 852,711 on March 26, 2003.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS

Item No.

                                   PART I
  1.     Business..........................................................3
  2.     Properties.......................................................14
  3.     Legal Proceedings................................................14
  4.     Submission of Matters to a Vote of Security Holders..............14

                                 PART II
  5.     Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................14
  6.     Selected Financial Data..........................................16
  7.     Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................17
  7(a).  Quantitative and Qualitative Disclosures about Market Risk.......30
  8.     Financial Statements and Supplemental Data.......................31
  9.     Changes in, and Disagreements with Accountants on, Accounting and Financial Disclosure........................................57

                                PART III
  10.    Directors and Executive Officers of the Registrant...............58
  11.    Compensation of Directors and Executives.........................59
  12.    Security Ownership of Certain Beneficial Owners and
          Management......................................................60
  13.    Certain Relationships and Related Party Transactions.............62

                                 PART IV
  14.    Controls and Procedures..........................................66
  15.    Exhibits, Financial Statement Schedules and Reports on
          Form 8-K, Signatures and Certifications.........................67

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in the Company's real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; risks of adverse operating results and creditworthiness of current tenants; governmental actions and initiatives; and environmental/safety requirements.

Part I.

Item 1. Business

     Cedar Income Fund, Ltd. (the "Company") was originally incorporated in Iowa on December 10, 1984 and qualified to operate as a real estate investment trust ("REIT"). Shortly thereafter, the Company's common stock was listed on the NASDAQ securities market. In June 1998, following a tender offer completed in April 1998 for the purchase of the Company's shares by Cedar Bay Company ("CBC"), the Company was reorganized as a Maryland corporation and included in an "umbrella partnership REIT" structure through the contribution of substantially all of its assets to a Delaware limited partnership, Cedar Income Fund Partnership, L.P. (the "Operating Partnership"). Following these transactions, the Company's assets consisted primarily of the controlling general partnership interest of the Operating Partnership and approximately 24% of the limited partnership interests ("Units") in the Operating Partnership.

     The Company, the Operating Partnership, their subsidiaries, and affiliated partnerships are separate legal entities. For ease of reference the terms "Company" and "Operating Partnership" (including their respective affiliates) refer to the business and properties of all these entities, unless the context otherwise requires.

General

     The Company continues to operate as a REIT. To qualify as a REIT under applicable provisions of the Internal Revenue Code, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company's objectives are to provide to its shareholders a professionally managed, diversified portfolio of commercial (primarily shopping center) real estate investments, which will provide the best available cash flow and present an opportunity for capital appreciation.

     The Company has no employees and accordingly relies on Cedar Bay Realty Advisors, Inc. and its affiliates ("CBRA") to manage the affairs of the Company. The Company is thus referred to as an "advised" REIT. Pursuant to the terms of an Administrative and Advisory Agreement, CBRA provides the Company, among other things, with acquisition, disposition, administrative, asset and property management, leasing, construction management, loan placement, and certain legal services. In addition, CBRA provides to the Company support personnel and office facilities. Leo S. Ullman, the Company's Chairman and Chief Executive Officer, is also the principal owner of CBRA. Certain of the Company's officers are also officers and employees of CBRA. Ms. Brenda Walker, also an owner of an affiliate of CBRA, is Vice President and a Director of the Company. The terms of the Administrative and Advisory Agreement and Management Agreement are further discussed in Item 13 and Note 9.

     The Company as of December 31, 2002, had 694,411 shares outstanding; in addition, the Operating Partnership had issued and outstanding 1,701,000 Units convertible into shares of common stock of the Company on a one-to-one basis, and 3,300 9% preferred units with a liquidation value of $1,000 per unit. The preferred units are convertible into shares of the Company (2,748 units subject to shareholder approval) at prices ranging from $3.6363 to $ 4.0909. (See Homburg equity contribution below.)

     The Company's shares are traded on the NASDAQ (SmallCap) Market under the symbol "CEDR".

Acquisitions and Dispositions

     During the years 2000 and 2001, the Company sold three of the four originally acquired properties, which it had held for approximately fifteen years, and reinvested the net proceeds together with newly-borrowed funds in a portfolio of primarily supermarket-anchored shopping centers. This marked a change of focus away from the prior concentration in office and office/warehouse properties dispersed throughout the United States (Utah, Illinois, Kentucky and Florida) to retail properties, primarily supermarket-anchored shopping centers, in Pennsylvania and New Jersey.

     During May 2002, the Company sold Southpoint Parkway Center ("Southpoint"), the remaining original property, and incurred a $49,000 loss on the sale. The Company utilized the net proceeds from the sale of approximately $4,390,000 to repay certain borrowed funds used to finance the shopping center portfolio that was acquired during 2001.

     During May 2002, the Company completed the acquisition, from a related party, of a 20% sole general partnership interest in the Red Lion Shopping Center ("Red Lion") a 218,000 sq. ft. shopping center in Philadelphia, Pennsylvania. The Company's general partnership interest cost $1.2 million, payable $296,000 at closing with the balance payable in three equal annual installments plus interest at 7.5%. A separate partnership acquired a 69% limited partner interest in the partnership at the time of the Company's investment. The investment was based on a property value of $23 million including a lease for certain vacant space from the seller, subject to a $16.8 million, 8.86% first mortgage loan due February 2010. The center was originally built in 1972, substantially rehabbed in 1999 and expanded to accommodate a new Staples and a Best Buy, among others, in 2000.

     During July 2002, the Company completed the acquisition of a 25% sole general partnership interest in Loyal Plaza Shopping Center ("Loyal Plaza"), a 293,000 sq. ft. grocery-anchored shopping center in Williamsport, Pennsylvania. The center cost $18.3 million and was purchased subject to a $13.9 million, 7.18% first mortgage loan, due June 2011. The Company's general partnership interest cost $1.4 million and Kimco Preferred Investor IV Trust, as limited partner, invested $4 million. Loyal Plaza was originally constructed in 1969, and was substantially redeveloped during 1999 and 2000, including the construction of a new Giant supermarket that opened in March 2001.

     During November 2002, the Company completed the acquisition of Camp Hill Mall ("Camp Hill"), a 528,000 sq. ft. one-level enclosed regional shopping mall in Camp Hill, Pennsylvania. This acquisition cost $17.2 million and was financed by a $14 million first mortgage bank loan due November 2004. The entire loan is fixed via an interest rate swap at 4.74% for the first year, and $7 million of the loan is fixed at the same rate for the second year. The remaining $ 7 million portion of the loan will float at the 30-day LIBOR rate plus 195 basis points during the second year. The balance of the acquisition cost, approximately $4.2 million, was funded from the proceeds of the SWH financing (see SWH financing below). Camp Hill was originally constructed in 1958, redeveloped in 1986, and a 90,000 sq. ft addition was completed during 1991. The Company is currently exploring several redevelopment opportunities, joint venture partnership and other financing arrangements for the redevelopment of Camp Hill. The redevelopment is expected to cost approximately $17 to $19 million. However, no assurances can be given that any such joint venture or financing arrangements can be successfully concluded.

     During December 2002, the Company completed the purchase of a 50% sole general partnership interest in a 7-acre parcel of land in Fort Washington, Pennsylvania. The Company's general partnership interest cost $280,000 and the limited partner, an affiliate of the 69% limited partner in the Red Lion partnership, invested $1 million. The partnership has agreed to build a 41,000 sq. ft. health club facility, net-leased pursuant to a 15-year lease agreement with LA Fitness International, L.L.C. The terms of the agreement with LA fitness provide, among other things, that LA fitness is responsible for any construction overruns that may occur. The project, which is scheduled to be completed during the fourth quarter of 2003, is expected to cost $8.8 million and will be financed in part by a $5 million LIBOR-based construction loan due on December 31, 2007, with a two-year extension option.

The Company's Properties

     The following table and notes describe the Company's properties and rental information for leases in effect as of December 31, 2002:

                                         Rentable                            Percent   Percent
                                 Year     Square    Net Book      Mortgage   Occupied  Occupied    Major          Square
Property   (1)                 Acquired    Feet      Value         Balance   Y/E 2002  Y/E 2001   Tenants (1)      Feet     Expires
-----------------------------  -------- ------- -------------- ------------- --------- -------- ---------------- ----------  -------
The Point Shopping Center(2)    2000   255,000  $  21,597,000  $  19,864,000    93%       92%   Burlington Coat      77,000     2006
Harrisburg, PA                                                                                  Giant Food           55,000     2021

Port Richmond Village(3)        2001   157,000     14,478,000     11,439,000    89%       88%   Thriftway            40,000     2008
Philadelphia, PA                                                                                Pep Boys             21,000     2009

Academy Plaza(3)                2001   154,000     11,803,000     10,558,000    89%       95%   Acme Market          50,000     2018
Philadelphia, PA                                                                                Charter School       20,000     2004

Washington Center Shoppes(3)    2001   157,000      9,207,000      5,900,000    87%       95%   Acme Market          66,000     2020
Washington Township, NJ

Loyal Plaza Shopping Center(4)  2002   293,000     19,277,000     13,814,000    92%       N/A   K-Mart Giant        103,000     2006
Williamsport, PA                                                                                Food Store           67,000     2019

Red Lion Shopping Center(5)     2002   218,000     20,503,000     16,715,000    91%       N/A   Best Buy Stores      46,000     2014
Philadelphia, PA                                                                                Sports Authority     44,000     2005
                                                                                                Ashley Furniture     29,000     2003
                                                                                                Staples              24,000     2015

Camp Hill Mall(3),(6)           2002   528,000     22,266,000     14,000,000    90%       N/A   Boscov's            168,000     2010
Camp Hill, PA                                                                                   Giant Foods          42,000     2003
                                                                                                Bames & Nobles       25,000     2011

LA Fitness facility(7)          2002    41,000      2,107,000      1,247,000    N/A       N/A   LA Fitness         41,000
Fort Washington, PA
                                     ---------- -------------  ------------
Totals                               1,803,000  $ 121,238,000  $ 93,537,000


(1) The Company's properties are generally owned by bankruptcy-remote special purpose entities. Accordingly, the assets of these entities, including the properties, may not be available to satisfy claims that a creditor may have against the Company. Major tenants are defined as those tenants that occupy more than 10% of a property's total rentable square footage.
(2) The Point Associates L.P., a joint venture in which the Company is the sole general partner with a 50% partnership interest, owns this property.
(3) The Company's interest in the ownership of these properties was pledged as security for the SWH financing (see SWH financing below).
(4) Loyal Plaza Associates L.P., a joint venture in which the Company is the sole general partner with a 25% ownership interest, owns this property. The terms of the joint venture agreement provide, among other things, that the limited partner is entitled to certain preferential returns on its investment prior to any distributions to the Company. After such rates of return have been achieved, the Company is entitled to receive distributions from net cash flow, and any refinancing or sale proceeds in varying amounts up to 50%.
(5) API Red Lion Shopping Center Associates, a limited partnership in which the Operating Partnership is the sole general partner with a 20% partnership interest, owns this property.
(6) This property is a redevelopment project on which the Company expects to spend an additional $17 to $19 million. The Company is currently exploring various joint venture and financing arrangements. However, no assurances can be given that any such joint venture or financing arrangements can be successfully concluded.
(7) Fort Washington Fitness, L.P., a limited partnership in which the Company is the sole general partner with a 50% partnership interest, owns this property. The limited partner is entitled to receive certain preferential returns on its investment before any distributions to the Company. This property is a development project that is expected to be completed during the fourth quarter of 2003, and will be financed by a $5 million construction loan that was arranged prior to acquisition.

     The terms of the Company's outstanding retail leases vary from tenancies at will to 18 years (excluding options). Anchor tenant leases are typically for 10 to 25 years, with one or more extension options available to the lessee upon expiration of the initial lease term. By contrast, smaller shop leases are typically negotiated for 5-year terms. The longer terms of the major tenant leases serve to protect the Company against significant vacancies and to assure the presence of strong tenants who draw consumers to its centers. The shorter term of the smaller shop leases allows the Company to adjust rental rates for non-major store space on a regular basis and upgrade the overall tenant mix.

     Leases to anchor tenants generally provide lower minimum rents per square foot than smaller shop leases. The Company believes that minimum rental rates for anchor tenant leases entered into several years ago are at or below current market rates, while recent anchor tenant leases and most non-anchor leases provide for minimum rental rates that more closely reflect current market conditions.

Capital Structure Activity

SWH Financing

     During November 2002, the Company entered into a financing agreement with SWH Funding Corp. of Hackensack, NJ ("SWH") for a $6 million loan of which approximately $4.2 million was used to fund the Camp Hill acquisition and to provide approximately $100,000 of working capital. The balance of the SWH financing, approximately $1.3 million, was used to pay off the then-existing SWH loan balance of approximately $880,000 together with certain "exit fees" of approximately $500,000 attributable to financing previously provided by SWH for the portfolio of supermarket-anchored shopping centers that the Company purchased in October 2001. The term of the SWH loan is through November 30, 2005 and it carries interest at the rate of 12.5% (14% from December 1, 2004 through maturity). The loan provides for monthly principal payments of $50,000 commencing January 1, 2003, a $2 million payment (the first prepayment) on April 1, 2003, continued payments of $50,000 from the 5th through 12th months and $60,000 from the 13th through 17th months. A $3 million payment (the second prepayment) is due on the 18th month, and monthly principal payments of $60,000 continue from the 19th month until the loan is fully amortized. The agreement provides for an alternative amortization schedule which the company is considering adopting. Under the alternative amortization schedule the first prepayment is not required but the monthly principal payments are increased to $150,000 per month from April 1, 2003 through and including the 12th month and $200,000 commencing in the 13th month through the 17th month. If the second prepayment (of $3 million) is not made on the 18th month, the Borrower will be required to pay $250,000 per month commencing in the 19th month until the loan is fully amortized.

     In addition to the interest and principal payments, SWH received a funding fee of $300,000 (equal to 5% of the loan amount) at closing and will receive an exit fee of $120,000 if the loan is paid on or before February 28, 2004. If the loan is repaid after February 28, 2004, SWH will receive the sum of $120,000 plus the product of (i) $30,000 and (ii) the number of months between February 2004 and the date the loan is paid in full. The loan may be repaid at any time after six months in whole or in part without penalty. In the event of default, in addition to a default interest rate of 17.5%, Borrower will also be required to pay a late charge equal to 5% of the amount overdue.

     The security for repayment of the SWH financing remains the Company's equity interest in the portfolio of three supermarket-anchored shopping centers acquired in October 2001, together with a pledge of the Operating Partnership's interest in the Camp Hill Mall. Citizens Bank, who holds the first mortgage on the Camp Hill Mall, and SWH have entered into certain inter-creditor agreements, which provide, among other things, for notice and other procedures in the event of default under either of the loan agreements.

Homburg Equity Contribution

     Homburg Invest USA Inc. ("Homburg USA"), a wholly-owned U.S. subsidiary of Homburg Invest Inc. (approximately 62% owned by Mr. Richard Homburg), a real estate company listed on the Toronto (Canada) Stock Exchange, purchased on December 18, 2002 for $3 million, 3,300 preferred Operating Partnership units at $909.09 with a liquidation value of $1,000 each and a preferred distribution rate of 9%. The Board subsequently elected Mr. Homburg a Director of the Company to serve alongside Mr. Frank Matheson who is also a Director of the Company and an officer of Homburg Invest Inc. On January 3, 2003, 552 of the preferred units were converted to 138,000 shares of the Company's common stock at $3.6363 per share. At the next annual meeting of shareholders, the Company will seek shareholder approval to issue 137,000 shares of additional common stock, if approved, 548 preferred units would then be converted by Homburg USA into the newly-approved common stock at $3.6363 per share. At the shareholder meeting, the Company will also seek shareholder approval to have the remaining 2,200 preferred units owned by Homburg USA become ultimately convertible into common stock of the Company (upon thirty days' notice at $4.0909 per share). The Operating Partnership may redeem, at any time, the preferred units upon sixty days' notice at 120% of liquidation value.

     Upon completion of these transactions, if approved by shareholders (affiliates of Homburg USA and Cedar Bay Company have agreed to vote their shares in favor of the arrangements), Homburg USA will own 137,000 shares of newly issued common stock in addition to the 288,000 shares already owned by Homburg Invest Inc. The total shares owned by companies controlled by Richard Homburg will represent approximately 43% of the presently outstanding common shares of the Company. If all conversion rights available to option, warrant and unit holders were exercised, Mr. Homburg would control approximately 26% of the shares outstanding.

     In accordance with a certain "standstill" agreement entered into by the Company and affiliates of Homburg USA, Homburg USA will have a continuing right to purchase and hold up to 29.9% of the Company's voting stock in the event that dilution from any source reduces its ownership interest below 29.9%.

     Proceeds of the new equity funding from Homburg USA are expected to be used in part to pay the $1.4 million amortization required by the SWH financing during 2003. The remainder of the proceeds were used to complete the 2003 purchase of three Giant supermarket-anchored shopping center properties located in Newport, Halifax and New Cumberland, PA and to fund the acquisition of the Company's partnership interest in the LA Fitness facility at Fort Washington, PA.

     The issuance of common stock to Homburg USA may result in the disqualification of the Company's status as a REIT in 2003. If Mr. Richard Homburg, directly or indirectly, together with the four other largest shareholders of the Company, were to own, directly or indirectly, more than 50% of the value of the Company, it would fail to meet the "five or fewer" test (five or fewer individual shareholders owning more than 50%) for continued REIT status. The loss of REIT status, while creating no immediate income tax liability for the Company or its shareholders, would mean, among other things, that the Company would be taxed as if it were a "C" corporation on future net taxable income and capital gains. Additionally, the Company would generally be disqualified for federal income tax purposes as a REIT for the four taxable years following disqualification.

     In November 1999, the Company and affiliates of Mr. Homburg entered into a Subscription Agreement pursuant to which an affiliate of Mr. Homburg acquired through a private placement, 150,000 shares of common stock of the Company at $4.50 per share (prior to entering into the Subscription Agreement, investors introduced by Mr. Homburg had purchased an additional 250,000 shares.). In accordance with the terms of that agreement, Mr. Homburg was elected Chairman of the Board of Directors of the Company. Mr. Homburg and his affiliates also entered into Stockholder Agreements with Cedar Bay Company, among other things, agreeing to hold their shares for a period of not less than five years. As certain funding by affiliates of Mr. Homburg did not occur, the Company, pursuant to the terms of the Subscription Agreement, in August 2000 exercised its right to unwind the entire transaction. Mr. Homburg, at that time, submitted his resignation as Chairman of the Board and the Company repurchased 150,000 shares of the Company's common stock from Mr. Homburg's affiliate at $4.50 per share and also repurchased 100,000 shares from the investor group introduced by Mr. Homburg at $4.60 per share. Subsequently Mr. Homburg's affiliate purchased the remaining 150,000 shares from the investor group.

ARC Warrants

     The Operating Partnership, in connection with the Red Lion acquisition, issued to Arc Properties, Inc. ("ARC"), a limited partner in API Red Lion Shopping Center Associates, Warrants to purchase 250,000 shares of the Operating Partnership. The Warrants, with an exercise price of $4.50 per unit, are subject to adjustment for, among other things, dividend payments, stock splits and reorganizations. The Warrants expire in May 2012, and vest 83,333 units in May 2002, 83,333 units in January 2003 and 83,333 units in January 2004. Such vesting is contingent upon ARC rendering certain services to the Company throughout the vesting period.

     The first 83,333 Warrants issued were capitalized as part of the Red Lion transaction using the fair value method. The accounting treatment of the subsequent issuance of Warrants will be determined by future services performed by ARC. Approximately $173,000 was charged to operations during 2002. If ARC continues to provide services to the Company pursuant to the terms of the Warrant agreement, the remaining Warrants will be accounted for over the vesting period.

Risk Factors

General

     Income from the Company's real property investments and its resulting ability to service debt and to meet other obligations as they become due may be adversely affected by the general economic climate, competitive factors, creditworthiness and operating results of retailing tenants, changing retailing trends and changing demographics and traffic patterns. In addition, real estate values may be affected by such factors as government regulations, interest rates, availability of financing, zoning or tax laws, and potential liability under environmental and other laws.

Insurance

     The Company carries comprehensive liability and all-risk property insurance (fire, flood, extended coverage and rental loss insurance) with respect to its assets. The Company's all-risk insurance policies in effect before September 11, 2001, did not expressly exclude coverage for hostile acts, except for acts of war. Since September 11, 2001, insurance companies have for the most part excluded terrorist acts from coverage in all-risk policies. The Company has generally been unable to obtain all-risk insurance, which includes coverage for terrorist acts, for policies it has renewed since September 11, 2001. In 2002, the Company obtained a non-cancelable $50,000,000 per occurrence and annual aggregate insurance policy for terrorist acts for its properties. The Company is at risk for financial loss in excess of these limits for terrorist acts (as defined), which loss could be material.

     On November 26, 2002, the Terrorism Risk Insurance Act of 2002 was signed into law. Under this new legislation, through 2004 (with a possible extension through 2005), regulated insurers must offer coverage in their commercial property and casualty policies (including existing policies) for losses resulting from defined "acts of terrorism". Given the non-cancelable nature of the Company's $50 million terrorism policy, the Company opted not to pay the additional premiums to its commercial property and casualty insurance carriers. At policy renewal on June 30, 2003, the Company expects to receive premium quotes from its primary property and casualty insurer as well as its specialty markets insurer. The Company will then decide which coverage is best for it, based upon, among other things, the strength of the insurer, and the limits of the policy for terrorist acts (as defined).

Dependence on Rental Income

     Substantially all of the Company's revenues are derived from rental income from its properties. The Company competes with other shopping centers for tenants within the same geographic marketplace. The Company's ability to attract new tenants and keep existing tenants may be affected by its ability to fund tenant improvements, grant rent concessions, pay leasing commissions, pay for capital improvements, and to periodically upgrade and modernize the shopping centers. As a result, the Company's ability to service its debt and to meet its other obligations may be adversely affected if a major tenant or a significant number of smaller tenants were unable to meet their obligations, or if a significant amount of space at our properties became vacant. Kmart, a major tenant at Loyal Plaza, has filed for protection under Chapter 11 of the federal bankruptcy laws. Although the Kmart store at Loyal Plaza was not included in Kmart's January 14, 2003 announcement that it was closing an additional 326 stores, future events could result in Kmart closing its store at that center. In the event that Kmart ultimately does close its store at Loyal Plaza, the Company believes, based on inquires from prospective tenants, that a replacement tenant or tenants would be found before the vacancy would have a material adverse effect on the Company.

     Six of the Company's properties (Loyal Plaza, Halifax Plaza, Newport Plaza, Fairview Plaza, The Point Shopping Center and Camp Hill Mall) have Giant stores as anchor tenants. In all, rental income and reimbursement of operating expenses and taxes paid by Giant in 2002 represent approximately 10% of total gross income from the Company's properties. Giant leases at the Newport, Halifax and Fairview properties purchased in early 2003 represent a substantial majority of the gross leaseable area and income from these properties. Ahold N.V., a Netherlands corporation and Giant's ultimate parent company, generally guarantees the Giant leases. Recent published reports indicate there have been accounting irregularities at certain of Ahold's U.S. and foreign operations, which do not necessarily include the grocery stores, or the Giant supermarket affiliates. However, a reduction in Ahold's debt ratings may adversely affect the resulting value of the Company's properties having such tenancies.

Market Liquidity

     Real estate investments are relatively illiquid. Therefore, the Company is limited in its ability to vary its real estate portfolio in response to economic changes and may encounter difficulty in disposing of properties when tenants vacate at the expiration of their lease terms or otherwise.

Competition

     The Company competes with other public and private real estate owners for new acquisitions. Many of the Company's competitors have greater financial resources with which to conclude such acquisitions. The Company has relied, and expects to continue to rely to a very considerable extent, on third-party lenders and equity sources to fund most of the purchase price for new acquisitions. The Company's ability to acquire additional properties will depend on its ability to obtain additional financing on favorable terms, which will be dependent upon conditions in the equity and credit markets generally.

Leverage

     Prior to the reorganization in 1998, the Company had gross assets of approximately $15 million and slightly less than 300,000 rentable sq. ft. At December 31, 2002, and as a result of the acquisitions described above, the Company had gross assets of approximately $120 million with more than 1.8 million rentable sq. ft. The Company has financed these acquisitions with a considerable amount of third-party debt and at December 31, 2002, the Company had outstanding approximately $94 million in long-term mortgage indebtedness and approximately $7.5 million of other indebtedness as well as equity interests owned by third parties. The minimum aggregate principal payments, over the next twelve months, required by the terms of these financings (see Note 6 to the financial statements) amount to approximately $3.2 million and the ratio of debt to total assets at December 31, 2002 was approximately 79%.

     The Company is subject to risks normally associated with debt financing, including the risk that its cash flow will be insufficient to meet required payments of principal and interest. The Company is also subject to the risk that existing indebtedness on the properties (which, in most cases, will not have been fully amortized at maturity) will not be able to be refinanced, or that the terms of such refinancing will not be as favorable as the terms of the Company's existing indebtedness. If the Company is not successful in refinancing this debt when it becomes due, it may be forced to dispose of properties at disadvantageous terms, which might adversely affect the Company's ability to service other debt and to meet its other obligations. If prevailing interest rates, or other factors at the time of refinancing result in higher interest rates, the Company's interest expense would increase, which could also adversely affect its ability to service other debt and to meet its other obligations. In addition to the risks associated with debt financing the terms of certain of the Company's joint venture partnership agreements provide for minimum priority cumulative returns to the limited partners. To the extent that these specified minimum returns are not achieved the Company's equity interest in these partnerships can be negatively affected.

Adverse Consequences of Failure to Qualify as a REIT

     The Company believes that it has operated to qualify as a REIT under the Internal Revenue Code. Qualification as a REIT involves the application of technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the Company's control may affect its ability to qualify as a REIT. If the Company fails to qualify as a REIT, it will be subject to federal, state and local income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and would not be allowed a deduction in computing its taxable income for amounts distributed to stockholders. In addition, unless entitled to relief under certain statutory provisions, the Company will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

     The issuance of common stock to Homburg USA may result in the disqualification of the Company's status as a REIT in 2003. If Mr. Richard Homburg, directly or indirectly, together with the four other largest shareholders of the Company, were to own, directly or indirectly, more than 50% of the value of the Company, it would fail to meet the "five or fewer" test (five or fewer individual shareholders owning more than 50%) for continued REIT status. The loss of REIT status, while creating no immediate income taxes for the Company or its shareholders, would mean, among other things, that the Company would be taxed as if it were a "C" corporation on future net taxable income and capital gains. Additionally, the Company would generally be disqualified for federal income tax purposes as a REIT for the four taxable years following disqualification. The Company does not presently expect to have taxable income for the year ended December 31, 2003, and as such does not contemplate paying dividends during 2003.

Environmental Risks

     Under various federal, state, and local laws, ordinances, and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership, operation and management of real properties, the Company is potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

     With the exception of the Loyal Plaza environmental matter discussed below, the Company believes that environmental studies made with respect to substantially all of its properties has not revealed environmental liabilities that would have a material adverse affect on its business, results of operations and liquidity. However, no assurances can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities, that any prior owner of a property did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist at any one or more of its properties. If a material environmental condition does in fact exist, it could have an adverse impact upon the Company's financial condition, results of operations and liquidity.

     There are certain environmental contamination matters that affect the Loyal Plaza property. Those matters have been extensively reviewed by EMG of Baltimore, Maryland for Lehman Brothers Bank, FSB as lenders on the property; and in a Phase I report dated January 31, 2002, prepared by Brinkerhoff Environmental Services, Inc., retained by the Company. Additional reports have been prepared for the sellers by Civil and Environmental Consultants, Inc. of Pittsburgh, Pennsylvania.

     The two principal matters involved are (i) certain petroleum-impacted soil at the newly-built, free-standing Eckerd drug store building on an outparcel of the property; and (ii) a concentration of dry cleaning solvents, tetrachloroethene (PCE) and trichloroethene (TCE), at levels in excess of amounts permitted by the Pennsylvania Department of Environmental Protection (PADEP).

     Under loan agreements between the seller and its lender, the sellers had maintained an escrow deposit of $450,000 for clean up and testing of environmental contamination at the site. Pursuant to the purchase agreements for the purchase of the property by Loyal Plaza Associates L.P., the seller will remain liable for all costs up to and including a satisfactory "Release of Liability" letter issued by PADEP with respect to all such contamination at the property. Pursuant to the purchase agreement, the sellers increased the environmental escrow deposit to $950,000. Further, in the event that the escrows are insufficient to cover all required testing and remediation, the sellers have undertaken to expend any and all monies required to complete such testing and remediation including monitoring, etc. without limits as to time. The Company has obtained opinion of counsel to the effect that an anticipated "Release of Liability" letter from the PADEP will operate to relieve it of any further liability for remediation of the site under Pennsylvania environmental statutes, or for any contamination identified in reports submitted to and approved by PADEP and shall not be subject to citizens' suits or other contribution actions.

Item 2. Properties

     The properties the Company owned at December 31, 2002 are described under
Item 1 and in Note 3 of the Notes to Consolidated Financial Statements contained in this report.

     The Company's principal office is located at 44 South Bayles Avenue, Port Washington, NY, and it maintains a property management and leasing office at one of its properties located in Pennsylvania.

Item 3. Legal Proceedings

     The Company is not presently involved in any litigation nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Dividend Information

     The Company is required to distribute at least 90% of its "REIT taxable income", as defined in the Internal Revenue Code, to continue qualification as a real estate investment trust. The Company was not required to, and did not, pay dividends in 2001 or 2002. The Company does not presently expect to have taxable income for the year ended December 31, 2003, and as such does not contemplate paying dividends during 2003.


     The SWH financing restricts the Company's ability to make distributions to the Operating Partnership from the three supermarket-anchored shopping centers acquired in October 2001. The effect of such restriction, during the period the SWH financing remains outstanding, is to limit the Company's ability to pay dividends during such period.

     Where applicable, a Form 1099-DIV is mailed to shareholders at the end of each year reflecting the dividends paid by the Company in that year. The percentages indicated below, multiplied by the amount of dividends paid for that year, result in the amount to be reported for income tax purposes.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

                  Dividend Character      2002            2001          2000
                  -------------------     ----            ----          ----
                  Ordinary
                    income                  0%              0%         28.07%

                  Non-taxable
                    return of
                    capital                 0%              0%         71.93%

                  Total                     0%              0%           100%

                  Dividends
                  paid, per share          $0              $0          $0.30

Market Information

     The Company had 694,411 shares of common stock outstanding to 367 shareholders of record at December 31, 2002. The Company's shares trade on the NASDAQ under the symbol "CEDR". The following table sets forth the high and low bid prices and closing prices for each quarter for the Company's last two fiscal years. Prices for shares of the Company reflect quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions. The shares of the Company are thinly traded and as such, the quoted price at any time may not reflect the actual price at which the company's shares may be bought or sold. The quoted price can vary significantly from actual transactions depending on the size of the inside bid and asked quotations and the quantity of shares actually being traded.

                             Market Price Range

                                       Over-the-Counter Bid Prices
                                      ------------------------------
                    Quarter Ended      High       Low         Close
                  -----------------   ------------------------------
                      2002
                      ----
                  March 31            $ 4.85     $ 4.25      $  4.74
                  June 30               8.85       4.73         5.01
                  September 30          6.40       3.55         4.23
                  December 31           4.00       2.61         4.00

                      2001
                      ----
                  March 31            $ 3.31     $ 3.31      $  3.31
                  June 30               3.50       3.45         3.50
                  September 30          7.94       4.60         6.50
                  December 31           4.25       4.25         4.25


Item 6. Selected Financial Data                                            Years ended December 31,
                                                   2002            2001            2000            1999            1998
                                               ------------    ------------    ------------    ------------    ------------
Revenues
  Rents                                        $ 12,964,000    $  4,817,000    $  3,037,000    $  2,489,000    $  2,505,000
  Interest                                           25,000         282,000         179,000          26,000          60,000
                                               ------------    ------------    ------------    ------------    ------------
Total Revenues                                   12,989,000       5,099,000       3,216,000       2,515,000       2,565,000

Operating Expenses
  Operating, maintenance and management           2,313,000       1,091,000         745,000         587,000         560,000
  Real estate taxes                               1,527,000         494,000         308,000         259,000         263,000
  General and administrative                      2,005,000         731,000         635,000         669,000         861,000
  Depreciation and amortization                   2,546,000         991,000         622,000         493,000         480,000
  Interest expense                                5,523,000       1,888,000         604,000         128,000         130,000
                                               ------------    ------------    ------------    ------------    ------------
Total Operating Expenses                         13,914,000       5,195,000       2,914,000       2,136,000       2,294,000

Operating (loss) income                            (925,000)        (96,000)        302,000         379,000         271,000
Minority interests                                 (159,000)        (44,000)          8,000               -               -
Limited partner's interest                          806,000          75,000        (192,000)       (315,000)        (90,000)
Loss on impairment                                        -      (1,342,000)       (204,000)              -               -
Gain on sale of properties                                -       1,638,000          91,000               -               -
Loss on sale of properties                          (49,000)       (296,000)              -               -               -
                                               ------------    ------------    ------------    ------------    ------------
Net (loss) income before cumulative effect
adjustment                                         (327,000)        (65,000)          5,000          64,000         181,000

Cumulative effect of change in accounting
principles, (net of limited partner's
share of $15,000)                                         -          (6,000)              -               -               -
                                               ------------    ------------    ------------    ------------    ------------
Net (loss) income before extraordinary items       (327,000)        (71,000)          5,000          64,000         181,000
Extraordinary items

Early extinguishment of debt (net of
limited partner's share of $346,000,
$188,000 and $32,000 in 2002, 2001 and
2000 respectively)                                 (141,000)        (76,000)        (18,000)              -               -
                                               ------------    ------------    ------------    ------------    ------------
Net (loss) income                              $   (468,000)   $   (147,000)   $    (13,000)   $     64,000    $    181,000
                                               ============    ============    ============    ============    ============

Net (loss) earnings per share before
cumulative effect adjustment                   $      (0.47)   $      (0.09)   $       0.01    $       0.11    $       0.13
Cumulative change in accounting principle
per share                                              0.00           (0.01)           0.00            0.00            0.00
                                               ------------    ------------    ------------    ------------    ------------
Net (loss) earnings per share before
extraordinary item                                    (0.47)          (0.10)           0.01            0.11            0.13
Extraordinary (loss) per share                        (0.20)          (0.11)          (0.02)           0.00            0.00
                                               ------------    ------------    ------------    ------------    ------------
Net (loss) earnings per share                  $      (0.67)   $      (0.21)   $      (0.01)   $       0.11    $       0.13
                                               ============    ============    ============    ============    ============

Dividends to shareholders                      $          -    $          -    $    268,000    $    257,000    $    558,000
Dividends to shareholders per share            $          -    $          -    $       0.31    $       0.43    $       0.40
                                               ------------    ------------    ------------    ------------    ------------
Average number of shares outstanding                694,000         692,000         869,000         594,000       1,394,000

                                                                             Years Ended December 31,
Balance Sheet Data                                    2002            2001             2000             1999              1998
-------------------------------------------      -------------   -------------    ---------------   -------------     -------------
Real estate before accumulated depreciation      $ 123,634,000   $  57,622,000    $    28,272,000   $  19,186,000     $  18,904,000
Real estate after accumulated depreciation         121,238,000      56,948,000         24,095,000      13,995,000        14,206,000
Real estate held for sale                                    -       4,402,000          1,850,000               -                 -
                                                 -------------   -------------    ---------------   -------------     -------------
Total assets                                       133,138,000      68,350,000         35,567,000      16,693,000        15,323,000

Mortgage loans and loan payable                    101,001,000      52,110,000         19,416,000       1,347,000         1,375,000
Minority interest                                   10,238,000       2,235,000          2,291,000               -                 -
Preferred Operating Partnership Units               $3,000,000               -                  -               -                 -
Limited partner's intererst in
 consolidated Operating Partnership                  7,889,000       8,964,000          9,242,000       9,561,000        10,309,000
                                                 -------------   -------------    ---------------   -------------     -------------
Shareholders' equity                             $   3,245,000   $   3,667,000    $     3,815,000   $   5,243,000     $   3,290,000
                                                 =============   =============    ===============   =============     =============
Other Data
Funds from operations for the
 Operating Partnership (1)                       $      36,000   $     507,000    $       823,000   $     873,000     $     750,000
Funds from operations for the Company (1)        $      11,000   $     122,000    $       197,000   $     196,000     $     477,000

Total properties - square feet                       1,806,000         807,000            484,000         298,000           298,000
Total properties - percent leased                           92%             92%                83%             92%               95%

(1) See Item 7 - "Operating Activities" for discussion of Funds From Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company, the Operating Partnership and their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference the terms the "Company" and the "Operating Partnership" (including their respective affiliates) refer to the business and properties of all these entities, unless the context otherwise requires. The following discussion should be read together with the Company's Consolidated Financial Statements and Notes thereto.

Summary of Critical Accounting Policies

Basis of Presentation and Consolidation Policy

     The financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

     The consolidated financial statements of the Company include the accounts and operations of the Company and the Operating Partnership. The Operating Partnership has a 50% general partnership interest in The Point, a 20% general partnership interest in Red Lion and a 25% general partnership interest in Loyal Plaza. Since the Company has operating control over the operating partnership, and the operating partnership exercises similar control over the other entities, all of the partnerships are included in the consolidated financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rents and Other Receivables

     Management has determined that all of the Company's leases with its various tenants are operating leases. Minimum rents are recognized on a straight-line basis over the terms of the related leases net of valuation adjustments based on management's assessment of credit, collection and other business risks. The excess of rents recognized over amounts contractually due is included in deferred rents receivable on the Company's balance sheets. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property-related income is recognized in the period earned. The Company makes estimates as to the collectibility of its accounts receivables and assesses historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. Such estimates have a direct impact on the Company's net income.

Real Estate Investments and Real Estate Held For Sale

     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation and amortization has been calculated using the straight-line method based upon the following estimated useful lives of assets:

        Buildings and Improvements                    40 years
        Tenant Improvements                           Over the life of the lease

     Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred.

     Additions and betterments that substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in net income. Real estate investments include capitalized interest and other costs on development and redevelopment activities and on significant construction in progress. Capitalized costs are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life.

     In October 2001, the FASB issued Statement of Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The Company adopted SFAS 144 on January 1, 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Real estate investments held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the period held for sale.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Deferred Charges

     Deferred charges consist of leasing commissions incurred in leasing the Company's properties. Such charges are amortized using the straight-line method over the term of the related lease. In addition, deferred charges include costs incurred in connection with securing long-term debt, including the costs of entering into interest rate protection agreements. Such costs are amortized over the term of the related agreement.

Derivative Financial Instruments

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. This accounting standard requires the Company to measure derivative instruments at fair value and to record them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company's derivative investments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges the ineffective portion of a derivative's change in fair value is immediately recognized in earnings, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in shareholders' equity as accumulated other comprehensive income (loss).

     The Company utilizes derivative financial instruments to reduce exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not, and does not plan to enter into derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering into derivative contracts with major financial institutions. The principal derivative financial instruments used by the Company are interest rate swaps and interest rate caps.

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires the Company to disclose fair value information of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

to estimate fair value. The Company's financial instruments, other than debt are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, rents and other receivables, and accounts payable. The carrying amount of these assets and liabilities in the consolidated balance sheets are assumed to be at fair value.

     The carrying amounts of cash and cash equivalents approximates their fair value. The fair value of mortgage loans payable is estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loans.

Earnings Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), basic EPS is computed by dividing income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock Option Plans and Warrants

     In December 2002, the Financial Accounting Standards Board, ("FASB") issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28. "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). The Company has elected to continue using Opinion No. 25 and make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS 123 had been applied.

     The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with SFAS No. 123

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

and EITF 96-18 Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable with charges taken into operations over the period goods and services are received.

Recent Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the effects of FIN 45 on the Company's results of operations or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The provisions of this interpretation are immediately effective for VIE's formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management has not yet determined whether any of its consolidated entities represent variable interest entities pursuant to such interpretation. Such determination could result in a change in the Company's consolidation policy related to such entities.

Intangible Lease Asset/Liability

     On July 1, 2001 and January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141 "Business Combinations," and Statement of Financial Accounting Standards No. 142 "Goodwill and Intangibles", respectively. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles. As part of the acquisition of real estate assets, the Company determines whether an intangible asset or liability related to above or below market leases, was acquired as part of the acquisition of the real estate. The intangible assets and liabilities are recorded at their estimated fair market values at the date of acquisition, and are amortized over the remaining term of the respective lease to rental income.

Liquidity and Capital Resources

            The Company funds its operating expenses primarily from operating cash flows, although, if needed, the Company may also use its bank line of credit for this purpose. The Company funds acquisitions, developments, and other capital expenditures primarily from available cash, property-specific

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations(continued)

mortgage indebtedness, joint venture partner equity contributions, its line of credit, and to a lesser extent, operating cash flows. The Company may also acquire properties through the issuance of limited partnership Units of the Operating Partnership. Additionally, the Company may dispose of certain properties, reinvesting the proceeds from such dispositions into properties with better growth potential or more consistent with its strategic focus.

     The Company focuses its investment activities on community and neighborhood shopping centers, primarily located in Pennsylvania and New Jersey, anchored principally by regional and national grocery store chains. The Company continues to seek acquisition opportunities where it can utilize its experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in markets beyond the Pennsylvania and New Jersey area in the event such opportunities were consistent with its focus, could be effectively controlled and managed by it, and provided the potential to create favorable investment returns and increased value to its shareholders.

     The Company's financial liquidity is provided by $3.8 million in cash and cash equivalents at December 31, 2002 and by the unused balance of its $1 million bank line of credit. In March 2003 the Company entered into a new Line of credit that will contribute to its liquidity during 2003 (see below). The Company also believes that it has sufficient flexibility to fund the required payments in connection with the SWH financing, property level capital expenditures, tenant improvements, leasing costs and mortgage and other scheduled principal payments, including the $1.4 million (based on $150,000 alternative amortization schedule) due with respect to the SWH financing in 2003. The Company's ability, however, to meet these obligations is dependent in large part on its ability to attract a joint venture partner or suitable financing for the Camp Hill redevelopment project. Based on preliminary discussions with several potential partners, the Company believes it will be successful in arranging a transaction that will allow it to withdraw a significant portion of its equity investment in Camp Hill while retaining a substantial portion of the upside potential in the redevelopment. However, no assurances can be given that such an arrangement will ultimately be finalized.

     Mortgage debt outstanding at December 31, 2002 consisted of fixed-rate notes totaling $94 million with a weighted average interest rate of 7.13%, maturing at various dates through 2013. Short-term liquidity requirements include debt service payments due within one year. The scheduled principal payments of mortgage debt in 2003 total $933,000. The Company expects to fund short-term liquidity requirements, including mortgage principal payments with operating cash flows and draw downs under its line of credit. While the Company currently expects to fund long-term liquidity requirements primarily through a combination of issuing additional mortgage debt and equity securities and with borrowings under the bank line of credit, there can be no assurance that it will in fact be able to repay or refinance its indebtedness on commercially reasonable or any other terms.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     In March 2002, the Company entered into a one-year $1 million unsecured line of credit facility with North Fork Bank, Melville, New York. The line of credit bore interest at the greater of 6% or the bank's prime rate plus 1%. The line of credit was repaid on January 26, 2003. The Company entered into a new line of credit facility effective as of March 16, 2003 for a one-year period at the same rates as the previous facility and with a $2 million limit, provided, however, that the additional $1 million will be available only when the SWH financing has been repaid.

     The Company obtained a $5 million LIBOR-based construction loan in connection with the LA Fitness development project. The loan is due on December 31, 2007, has a two-year extension option, and carries interest at LIBOR plus 275 basis points.

     Subsequent to year-end, the Company purchased a 30% sole general partnership interest in three additional shopping centers located near Harrisburg, Pennsylvania, aggregating approximately 190,000 square feet of leaseable space. In the aggregate these centers cost approximately $19 million, the Company's general partnership interest cost $1.4 million and Kimco Preferred Investors III as limited partner invested $3,740,000. The balance of the purchase price was financed by three separate mortgage loans aggregating approximately $15.9 million. One loan is for ten years with a fixed rate of 5.64% and the Company entered into interest rate swaps for the entire amounts and for the seven year terms of the other two of the loans, which results in a fixed rate of 6.43%. The blended interest rate for all three loans amounts to 6.09%.

     Significant portions of the Company's assets are owned through joint venture partnership arrangements (see property table in Item 1). As the Company is the sole general partner in these joint venture arrangements with substantial control over ownership operations, it prepares its financial statements on a consolidated basis. The joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint venture and distributions to the general and limited partners are strictly controlled. These arrangements to date have not resulted in any significant liquidity shortfalls at the Company or the partnership level, however; the Company or any combination of the joint venture partnerships could suffer a liquidity crisis while other members of the group have sufficient liquidity. Joint venture cash amounted to $1.2 million at December 31, 2002.

     The terms of certain of the Company's mortgage agreements require it to deposit certain replacement and other reserves with its lenders. This restricted cash is generally available for property-level capital requirements for which the reserve was established. This cash is not, however, available to fund other property-level or Company-level obligations. Such restricted cash amounted to $1.7 million at December 31, 2002.

     The Company expects that capital markets in the United States will continue to be active and will provide funds for the refinancing of its indebtedness as such indebtedness matures over the next two to ten years. With the exception of the Citizens Bank first mortgage financing on the Camp Hill property and the construction loan on the LA fitness property, all such mortgages are amortizing loans. The balances due at maturity and the annual amortization payments are summarized below.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

        The combined aggregate future principal payments of mortgages, notes & loans at December 31, 2002 are as follows:

                                           Line of Credit
                                           and Loans and
                                            other Notes
        Year        Mortgages Payable         Payable            Total
    -----------    ------------------      --------------     -------------
        2003       $          933,000      $    2,273,000     $   3,206,000
        2004               15,017,000           2,996,000        18,013,000
        2005                1,106,000           2,195,000         3,301,000
        2006                1,193,000                   -         1,193,000
        2007                2,448,000                   -         2,448,000
     Thereafter            72,840,000                   -        72,840,000
                   ------------------      --------------     -------------
                   $       93,537,000      $    7,464,000     $ 101,001,000
                   ==================      ==============     =============

     As the table incorporates only those exposures that exist as of December 31, 2002, it does not consider those exposures or positions that could arise after that date. Moreover, because future commitments are not presented in the table above, the information presented has limited predictive value. As a result, the ultimate financial impact with respect to interest rate fluctuations will depend on the exposures that arise during the period, the Company's hedging strategies and interest rates at that time.

Funds From Operations

     The Company generally considers Funds From Operations ("FFO") to be a relevant and meaningful supplemental measure of the performance of an equity REIT because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on generally accepted accounting principles which gives effect to non-cash items such as depreciation. The Company computes FFO in accordance with the April 2002 "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as income before allocation to minority interest (computed in accordance with GAAP), excluding gains or losses from debt restructuring and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with our financing activities or depreciation of non-real estate assets, but does add back to net income those items that are defined as "extraordinary" under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one REIT to another. FFO is not necessarily indicative of cash available to fund cash needs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
Cedar Income Fund, Ltd.
The following table represents the Company's FFO calculation for the years ended December 31,

                                                        2002           2001            2000
                                                     -----------    -----------    -----------
Net (loss) income before limited partner's
  interest in Operating Partnership                  $(1,133,000)   $  (140,000)   $   197,000
Add (Less):
  Limited partner's interest in the
   Operating Partnership                                 806,000         75,000       (192,000)
                                                     -----------    -----------    -----------
Net (loss) income available to common shareholders      (327,000)       (65,000)         5,000

Add (less) Company's share of the following items:
Depreciation                                             497,000        201,000        150,000
Impairment loss                                                -        388,000         70,000
Loss on sale of real estate                               14,000         85,000         (2,000)
Minority interest                                         46,000         13,000        (26,000)
Gain on sale of real estate                                    -       (473,000)             -
Amount distributable to minority partners               (219,000)       (51,000)       (20,000)
                                                     -----------    -----------    -----------
Basic and diluted funds from operation               $    11,000    $    98,000    $   177,000
                                                     ===========    ===========    ===========

Weighted average shares/units outstanding (1)            694,000        692,000        869,000

The following table represents the Operating Partnership's FFO calculation for the years ended December 31,

                                                        2002           2001            2000
                                                     -----------    -----------    -----------
Net (loss) income before limited partner's
  interest in Operating Partnership                  $(1,133,000)   $  (140,000)   $   197,000
Add (Less):
  Limited partner's interest in the
   Operating Partnership                                 806,000         75,000       (192,000)
                                                     -----------    -----------    -----------
Net (loss) income available to common shareholders      (327,000)       (65,000)         5,000

Add (less) Company's share of the following items:
Limited partner's interest                              (806,000)       (75,000)       192,000
Depreciation                                           1,720,000        697,000        521,000
Impairment loss                                                -      1,342,000        204,000
Loss on sale of real estate                               49,000        296,000              -
Minority interest                                        159,000         44,000         (8,000)
Gain on sale of real estate                                    -     (1,638,000)       (91,000)
Amount distributable to minority partners               (759,000)      (178,000)       (69,000)
                                                     -----------    -----------    -----------
Basic and diluted funds from operation               $    36,000    $   423,000    $   754,000
                                                     ===========    ===========    ===========

Weighted average shares/units outstanding (1)          2,395,000      2,395,000      2,573,000

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Cash Flows:

Operating Activities

     Net cash flows provided by operating activities increased to $1,159,000 during 2002 from $1,000,000 in 2001, and $989,000 in 2000. These increases were due primarily to the growth of the Company's portfolio.

Investing Activities

     Net cash flows used in investing activities increased to approximately $41,380,000 during 2002, from approximately $2,529,000 in 2001 and approximately $8,850,000 in 2000. During 2002, the Company completed the acquisitions of four shopping centers located in Pennsylvania aggregating 1.1 million square feet for a cost of approximately $60 million, and sold one office property for a net sales price of $4.37 million.

Financing Activities

     Net cash flows provided by financing activities increased to approximately $41,803,000 in 2002 from approximately $3,451,000 in 2001 and approximately $5,886,000 in 2000. The Company funded the acquisitions of four shopping centers, and capital expenditures necessary to improve and lease its properties with cash provided by joint venture partners, mortgage and other indebtedness and the sale of 3,300 preferred Operating Partnership Units in connection with the Homburg capital contribution. The Company used the net proceeds from the sale of one property during 2002 to pay down the outstanding balance on the 2001 SWH financing.

Results of Operations

Comparison of 2002 to 2001

     During 2002, the Company acquired three shopping centers aggregating approximately 1,039,000 rentable sq. ft. and the land for a 41,000 sq ft. LA Fitness facility for an aggregate cost of approximately $60 million. During May 2002, the Company sold one office property that did not meet its strategic focus for a net sales price of $4.37 million

     During 2001, the Company completed the acquisitions of three shopping centers for an aggregate purchase price of approximately $36 million, and sold two properties for an aggregate gross sales price of $7.2 million.

     Differences in results of operations between 2002 and 2001 were driven largely by the Company's acquisition and disposition activity. Net loss before the loss on sale of properties, income allocated to minority interest, and income before extraordinary items increased approximately $829,000 from a net loss of $96,000 in 2001 to a net loss of $925,000 in 2002. Net loss attributable to common shareholders increased approximately $321,000 from a net loss of

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

$147,000 in 2001 to a net loss of $468,000 in 2002. Net loss per share increased $0.46 from net loss per share of $.21 in 2001 to a net loss per share of $0.67 per share in 2002.

     Results of operations for properties consolidated for financial reporting purposes and held throughout both 2002 and 2001 included one property. Results of operations for properties consolidated for financial reporting purposes and purchased or sold subsequent to January 1, 2001 through December 31, 2002 included only three properties. As of December 31, 2002, the Company owned seven shopping center properties.

Property-Specific Revenue and Expenses

                                                                                         Acquisitions/   Held in
                                            2002            2001         Difference      dispositions   both years
                                        ------------    ------------    -------------  ---------------- -----------
Rents                                   $ 12,964,000    $  4,817,000    $   8,147,000  $     7,304,000  $   843,000
Property expenses                          3,840,000       1,585,000        2,255,000        2,061,000      194,000
Depreciation and amortization              2,546,000         991,000        1,555,000        1,195,000      360,000
Interest expense                           5,523,000       1,888,000        3,645,000        3,531,000      104,000
General and Administrative Expense         2,005,000         731,000        1,274,000         N/A            N/A

Results attributable to acquisition and disposition activities:

     Rents increased from approximately $4,817,000 in 2001 to approximately $12,964,000 in 2002, a net increase of approximately $8,147,000. Such increase reflects approximately $7,304,000 attributable to the Company's acquisition activities, and approximately $843,000 attributable to properties held in both years.

     Property expenses, excluding depreciation, amortization and interest expense, increased from approximately $1,585,000 in 2001 to approximately $3,840,000 in 2002, an increase of approximately $2,256,000. Approximately $2,061,000 of the net increase was attributable to acquisition and disposition activities, while approximately $194,000 was attributable to properties held both years.

     Depreciation and amortization increased from approximately $991,000 in 2001 to approximately $2,546,000 in 2002, an increase of approximately $1,555,000. Approximately $1,195,000 of the net increase was attributable to acquisition and disposition activities, while approximately $360,000 was attributable to properties held both years.

     Interest expense increased from approximately $1,888,000 in 2001 to approximately $5,523,000 in 2002. Approximately $3,531,000 of the net increase was attributable to mortgage and other indebtedness incurred with respect to acquisition and disposition activities, while approximately $104,000 was attributable to properties held both years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     General and administrative expense increased approximately $1,274,000 to $2,005,000 in 2002 from approximately $731,000 in 2001. The increase is primarily the result of the Company's growth throughout both years.

Results for properties fully operating throughout both years:

     Several factors affected the comparability of results for The Point, the only property fully operating throughout both years. Rental income for The Point increased from approximately $2,066,000 in 2001 to approximately $2,910,000 in 2002. This is a result of the completion of the redevelopment of the center and the commencement in August 2001 of the Giant supermarket tenancy. Correspondingly, property expenses increased from approximately $629,000 in 2001 to approximately $823,000 in 2002.

Comparison of 2001 to 2000

     During 2001, the Company acquired three shopping centers aggregating approximately 440,000 rentable sq. ft. and an adjacent parcel of land (of approximately 34,000 sq ft.) for a total cost of approximately $36 million. During 2001, the Company sold two office properties that did not meet its strategic focus for an aggregate gross sales price of $7.2 million.

     During 2000, the Company completed the acquisition of a 50% interest in The Point at a purchase price of $2.1 million (50% of the appraised value less the existing first mortgage debt (i.e. $13,500,000 - $9,300,000 x .50)), and sold one 50% interest in the Germantown Square property for a gross sales price of $3 million.

     Differences in results of operations between 2001 and 2000 were driven largely by the acquisition and disposition activity. Net loss attributable to common shareholders for 2001 totaled approximately $147,000 compared with a net loss of approximately $13,000 for the prior year. Net income before minority interest, limited partnership's interest, loss on impairment, and gain (loss) on sales decreased from net income of approximately $302,000 in 2000 to a net loss of approximately $96,000 in 2001. The computation of net loss per share resulted in a $0.20 per share increase from a net loss of $0.01 in 2000 to a net loss of $0.21 for 2001. As the Company had no dilutive securities outstanding during 2000 or 2001, basic and diluted net loss per share figures are the same for both years.

     Results of operations for properties consolidated for financial reporting purposes and held throughout both 2001 and 2000 included one property. Results of operations for properties consolidated for financial reporting purposes and purchased or sold during the period January 1, 2000 through December 31, 2001 included nine properties. As of December 31, 2001, the Company owned five properties.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Property-Specific Revenue and Expenses

                                                                                          Acquisitions/   Held in
                                            2001             2000         Difference      dispositions   both years
                                        ------------     ------------    ------------   ---------------  ----------
Rents                                   $  4,817,000     $  3,037,000    $  1,780,000   $     1,757,000  $   23,000
Property expenses                          1,585,000        1,053,000         532,000           506,000      26,000
Depreciation and amortization                991,000          622,000         369,000           420,000     (51,000)
Interest expense                           1,888,000          604,000       1,284,000         1,284,000           -

Results attributable to acquisition and disposition activities:

     Rents increased from approximately $3,037,000 in 2000 to approximately $4,817,000 in 2001, an increase of approximately $1,780,000. Substantially all of the net increase was attributable to the Company's acquisition and disposition activities.

     Property expenses increased from approximately $1,053,000 in 2000 to approximately $1,585,000 in 2001, an increase of approximately $532,000. Substantially all of the net increase was attributable to acquisition and disposition activities.

     Depreciation and amortization increased from approximately $622,000 in 2000 to approximately $991,000 in 2001, an increase of approximately $369,000. Substantially all of the net increase was attributable to acquisition and disposition activities.

     Interest expense increased from approximately $604,000 in 2000 to approximately $1,888,000 in 2001. The net increase was attributable to mortgage and other indebtedness incurred with respect to acquisition and disposition activities.

     General and administrative fees increased from approximately $635,000 in 2000 to approximately $731,000 in 2001. The increase is primarily the result of the Company's growth throughout both years.

     During 2001, the Company incurred an extraordinary loss on the early extinguishment of debt of approximately $76,000 (net of the limited partner's portion) in connection with The Point refinancing. During 2000, the Company incurred an extraordinary loss of approximately $17,500 (net of the limited partner's interest portion) on the early extinguishment of debt in connection with the prepayment of the Broadbent mortgage loan.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Inflation

     Low to moderate levels of inflation during the past several years have favorably impacted the Company's operations by stabilizing operating expenses. At the same time, low inflation had an indirect effect of reducing the Company's ability to increase tenant rents. The Company's properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. These factors, in the long run, are expected to result in more attractive returns from the Company's real estate portfolio as compared to short-term investment vehicles.

Item 7A.Quantitative And Qualitative Disclosures About Market Risk

     The primary market risk facing the Company is interest rate risk on its loans payable and mortgage notes payable. The Company will, when advantageous, hedge its interest rate risk using financial instruments. The Company is not subject to foreign currency risk.

     The Company is exposed to interest rate changes primarily as a result of
(i) the line of credit used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio and (ii) the Camp Hill acquisition financing. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of December 31, 2002, the Company has an interest rate swap on one of its mortgage loans. The derivative had a change in fair value of approximately $224,000, of which $65,000 was recognized in other comprehensive income and the remaining $159,000 was recognized as the limited partner's interest in consolidated Operating Partnership.

     The Company's interest rate risk is monitored using a variety of techniques. As of December 31, 2002, long-term debt consisted of fixed-rate secured mortgage indebtedness, fixed-rate unsecured notes, a variable rate secured mortgage note, and a variable rate line of credit facility. The average interest rate on the $94 million of fixed rate secured mortgage indebtedness outstanding at December 31, 2002 was 7.13%, with maturities at various dates through 2013. The weighted average interest rate on the Company's line of credit at December 31, 2002 was 6%. The line of credit, had an outstanding balance at December 31, 2002 of $577,100, which amount was repaid and the credit facility was retired during January 2003.

Item 8. Financial Statements and Supplemental Data

Report of Independent Auditors....................................32

Consolidated Balance Sheets as of December 31, 2002 and
     December 31, 2001............................................33

Consolidated Statements of Operations for the years ended
     December 31, 2002, 2001 and 2000.............................34

Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.......................35

Consolidated Statements of Cash Flows for the years ended
     December 31, 2002, 2001 and 2000.............................36

Notes to Consolidated Financial Statements........................37

Report of Independent Auditors

The Board of Directors and Shareholders
Cedar Income Fund, Ltd.

     We have audited the accompanying consolidated balance sheets of Cedar Income Fund, Ltd. as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Income Fund, Ltd. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                                          /s/ Ernst & Young, LLP
                                                          ----------------------

New York, NY
March 16, 2003

Cedar Income Fund, Ltd.
Consolidated Balance Sheet
(Audited)

                                                             December 31,           December 31,
                                                                 2002                   2001
                                                           ----------------        --------------
Assets
Real estate
   Land                                                    $     24,741,000        $   10,109,000
   Buildings and improvements                                    98,893,000            47,513,000
                                                           ----------------        --------------
                                                                123,634,000            57,622,000
   Less: accumulated depreciation                                (2,396,000)             (674,000)
                                                           ----------------        --------------
Real estate, net                                                121,238,000            56,948,000
Real estate held for sale                                                 -             4,402,000
Cash and cash equivalents                                         3,827,000             2,245,000
Cash at joint ventures and restricted cash                        2,883,000             2,030,000
Property deposits                                                   344,000                     -
Real estate tax deposits                                            627,000               642,000
Rents and other receivables, net                                    304,000               217,000
Prepaid expenses                                                    496,000               131,000
Deferred rental income                                              432,000                48,000
Deferred charges, net                                             2,987,000             1,687,000
                                                           ----------------        --------------
Total Assets                                               $    133,138,000        $   68,350,000
                                                           ================        ==============

Liabilities and Shareholders' Equity
Liabilities
   Mortgage loans payable                                  $     93,537,000        $   46,130,000
   Loans payable                                                  7,464,000             5,980,000
   Accounts payable and accrued expenses                          1,767,000               876,000
   Security deposits                                                335,000               243,000
   Deferred liabilities                                           5,195,000                     -
   Prepaid rents                                                    468,000               255,000
                                                           ----------------        --------------
Total Liabilities                                               108,766,000            53,484,000

Minority interests                                               10,238,000             2,235,000
Limited partner's interest in consolidated
   Operating Partnership                                          7,889,000             8,964,000
Series A preferred 9% convertible, redeemable
     Operating Partnership Units                                  3,000,000                     -
                                                           ----------------        --------------
                                                                 10,889,000             8,964,000
Shareholders' Equity
Common stock  ($.01 par value,
   50,000,000 shares authorized,
   694,411 and 694,111 shares issued and
   outstanding, respectively)                                         7,000                 7,000
Accumulated other comprehensive loss                                (65,000)                    0
Additional paid-in-capital                                        3,303,000             3,660,000
                                                           ----------------        --------------
Total Shareholders' Equity                                        3,245,000             3,667,000
                                                           ----------------        --------------
Total Liabilities and Shareholders' Equity                 $    133,138,000        $   68,350,000
                                                           ================        ==============
Total Shareholders' Equity in the Company
 and limited partner's (equity) interest in
 Operating Partnership and minority interests              $     24,372,000        $   14,866,000
                                                           ================        ==============

        See the accompanying notes to consolidated financial statements.

Cedar Income Fund, Ltd.
Consolidated Statements of Operations

                                                                                   Years ended December 31,
                                                                            2002               2001               2000
                                                                        ------------        -----------        -----------
Revenues
  Rents                                                                 $ 12,964,000        $ 4,817,000        $ 3,037,000
  Interest                                                                    25,000            282,000            179,000
                                                                        ------------        -----------        -----------
Total Revenues                                                            12,989,000          5,099,000          3,216,000
                                                                        ------------        -----------        -----------
Operating Expenses
  Operating, maintenance and management                                    2,313,000          1,091,000            745,000
  Real estate taxes                                                        1,527,000            494,000            308,000
  General and administrative                                               2,005,000            731,000            635,000
  Depreciation and amortization                                            2,546,000            991,000            622,000
  Interest expense                                                         5,523,000          1,888,000            604,000
                                                                        ------------        -----------        -----------
Total Operating Expenses                                                  13,914,000          5,195,000          2,914,000
                                                                        ------------        -----------        -----------
Operating (loss) income                                                     (925,000)           (96,000)           302,000
Minority interests                                                          (159,000)           (44,000)             8,000
Limited partner's interest                                                   806,000             75,000           (192,000)
Loss on impairment                                                                 -         (1,342,000)          (204,000)
Gain on sale of properties                                                         -          1,638,000             91,000
Loss on sale of properties                                                   (49,000)          (296,000)                 -
                                                                        ------------        -----------        -----------
Net (loss) income before cumulative effect adjustment                       (327,000)           (65,000)             5,000

Cumulative effect of change in accounting principles, net of
limited partnership share of ($15,000)                                             -             (6,000)                 -
                                                                        ------------        -----------        -----------
Net (loss) income before extraordinary items                                (327,000)           (71,000)             5,000
Extraordinary items
 Early extinguishment of debt (net of limited partner's share of
 $346,000, $188,000 and $32,000 in 2002, 2001 and 2000 respectively)        (141,000)           (76,000)           (18,000)
                                                                        ------------        -----------        ------------
Net (loss)                                                              $   (468,000)       $  (147,000)       $   (13,000)
                                                                        ============        ===========        ===========

Net (loss) earnings per share before cumulative effect adjustment       $      (0.47)       $     (0.09)       $      0.01
Cumulative change in accounting principle per share                                -              (0.01)                 -
                                                                        ------------        -----------        -----------
Net (loss) earnings per share before extraordinary item                        (0.47)             (0.10)              0.01
Extraordinary (loss) per share                                                 (0.20)             (0.11)             (0.02)
                                                                        ------------        -----------        -----------
Net (loss) per share                                                           (0.67)       $     (0.21)       $     (0.01)
                                                                        ============        ===========        ===========
Dividends to shareholders                                               $          -        $         -        $   268,000
Dividends to shareholders per share                                     $          -        $         -        $      0.30
                                                                        ------------        -----------        -----------
Average number of shares outstanding                                         694,000            692,000            869,000
                                                                        ============        ===========        ===========

        See the accompanying notes to consolidated financial statements.

Cedar Income Fund, Ltd.
Consolidated Statements of Shareholders' Equity

                                                                                             Accumulated
                                                                                               other            Total
                                                   Common     Additional     Undistributed  Comprehensive    Shareholders'
                                                   Stock    Paid-In Capital   Net Income         Loss          Equity
                                                 ---------  --------------  --------------  -------------  ---------------
Balance at December 31, 1999                     $   9,000  $    5,234,000  $            -  $           -        5,243,000

Net income                                               -               -         (12,000)             -          (12,000)
Dividends to shareholders                                -        (280,000)         12,000              -         (268,000)
Treasury stock                                      (2,000)     (1,146,000)              -              -       (1,148,000)
                                                 ---------  --------------  --------------  -------------  ---------------
Balance at December 31, 2000                         7,000       3,808,000               -              -        3,815,000

Net loss                                                 -        (148,000)              -              -         (148,000)
Dividends to shareholders                                -               -                              -                -
                                                 ---------  --------------  --------------  -------------  ---------------
Balance at December 31, 2001                         7,000       3,660,000               -              -        3,667,000

Net loss                                                 -        (468,000)              -                        (468,000)
Unrealized loss on change of fair value
 of cash flow hedge                                      -               -               -        (65,000)         (65,000)
Dividends to shareholders                                -               -               -              -                -
Issuance of warrants                                     -         100,000               -              -          100,000
Conversion of O.P. Units to stock                        -          11,000               -              -           11,000
                                                 ---------  --------------  --------------  -------------  ---------------
Balance at December 31, 2002                     $   7,000  $    3,303,000  $            -  $     (65,000) $     3,245,000
                                                 =========  ==============  ==============  =============  ===============

             See the accompanying notes to the financial statements.

Cedar Income Fund, Ltd.
Consolidated Statement of Cash Flows

                                                                      Years Ended December 31,
                                                              2002                2001               2000
                                                          ------------       -------------       ------------
Cash Flow From Operating Activities
Net loss                                                  $   (468,000)      $    (148,000)      $    (12,000)

Adjustments to reconcile net (loss) to net cash provided
by operating activities:
Cumulative effect of change in accounting principle                 -              21,000
Minority interest                                              159,000              44,000              8,000
Distributions to minority interest partners                 (1,185,000)           (100,000)                 -
Limited partner's interest in Operating Partnership           (806,000)            (75,000)           192,000
Gain (loss) on sale of properties                               49,000          (1,342,000)           (91,000)
Early extinguishment of debt                                   487,000             264,000                  -
Depreciation and amortization                                2,546,000             991,000            622,000
Impairment of real estate                                            -           1,342,000            204,000
Straight line rent                                            (385,000)            (48,000)                 -
Changes in operating assets and liabilities:
(Increase) decrease in rent and other receivables             (87,000)              39,000           (144,000)
(Increase) decrease in prepaid expenses                      (365,000)             (30,000)             1,000
(Increase) decrease in taxes held in escrow                     15,000            (489,000)          (147,000)
Increase in accounts payable and accrued expense               891,000             206,000            305,000
(Increase) in amounts due from related parties                       -                   -             11,000
Security deposits collected, net                                92,000             176,000            (21,000)
Increase in prepaid rents                                      216,000             149,000             61,000
                                                          ------------       -------------       ------------
  Net cash provided by operating activities                  1,159,000           1,000,000            989,000

Cash Flow From Investing Activities
Expenditures for real estate and improvements              (44,240,000)        (14,566,000)        (3,983,000)
Decrease (increase) in  joint venture and restricted cash     (836,000)          5,788,000         (7,818,000)
Increase in property deposits                                 (344,000)
Payment of deferred leasing costs                             (313,000)           (313,000)           (32,000)
Net proceeds from sale of properties                         4,353,000           6,562,000          2,983,000
                                                          ------------       -------------       ------------
  Net cash (used in) investing activities                  (41,380,000)         (2,529,000)        (8,850,000)

Cash Flow from Financing Activities
Proceeds from mortgages                                     32,708,000           4,484,000         10,116,000
Principal portion of scheduled mortgage payments              (617,000)           (111,000)        (1,347,000)
Contributions from minority interest partners                9,030,000                   -                  -
Proceeds from sale of preferred units                        3,000,000                   -                  -
Distributions to limited partner                                     -                   -           (511,000)
Dividends paid                                                       -                   -           (268,000)
Reacquisition of treasury stock                                      -                   -         (1,148,000)
Deferred financing and legal costs (net)                    (2,318,000)           (922,000)          (956,000)
                                                          ------------       -------------       ------------
  Net cash provided by financing activities                 41,803,000           3,451,000          5,886,000

Net increase (decrease) in cash and cash equivalents         1,582,000           1,922,000         (1,975,000)
Cash and cash equivalents at beginning of the period         2,245,000             323,000          2,298,000
                                                          ------------       -------------       ------------
Cash and cash equivalents                                 $  3,827,000       $   2,245,000       $    323,000
                                                          ============       =============       ============

Supplemental Disclosure of Cash Activities
Interest paid                                             $  5,144,000       $   2,017,000       $    604,000
                                                          ============       =============       ============
Supplemental Disclosure of Non-Cash Financing
Activities:
Assumption of mortgage loans payable                      $ 16,800,000       $  28,321,000       $  9,300,000
                                                          ============       =============       ============

        See the accompanying notes to consolidated financial statements.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 1. Organization

     Cedar Income Fund, Ltd. ("Cedar" or the "Company"), organized in 1984 and qualified to operate as a real estate investment trust ("REIT"), focuses on the ownership, operation and redevelopment of community and neighborhood shopping centers primarily located in the Pennsylvania and New Jersey area. As of December 31, 2002, the Company owned seven properties, aggregating approximately
1.8 million square feet of rentable space. The Company's tenant mix is dominated by supermarkets and other consumer necessity or value-oriented retailers.

     The Company has no employees and accordingly relies on Cedar Bay Realty Advisors, Inc. and its affiliates (collectively, "CBRA") to manage the affairs of the Company. The Company is thus referred to as an "advised" REIT. Pursuant to the terms of an Administrative and Advisory Agreement and Property Management Agreement, CBRA provides the Company with acquisition, disposition, asset, construction and property management, leasing, advisory services, loan placement, certain legal services, accounting systems, professional and support personnel and office facilities. Leo S. Ullman, the Company's Chairman and Chief Executive Officer, is also the major shareholder of CBRA. Certain of the Company's other officers are also officers and employees of CBRA. The terms of the Agreements are further discussed in Note 9.

     Cedar Income Fund Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of December 31, 2002, Cedar owned an approximate 29% economic interest in, and is the sole general partner of, the Operating Partnership.

     The Operating Partnership also has outstanding 3,300 Units of 9% Series A Cumulative Redeemable Perpetual Preferred Units with a $1,000 par value. The Series A Preferred Units were issued during 2002 to an investor at a price of $909.09 per unit. The Units are redeemable by the Operating Partnership at any time at a redemption price equal to 120% of par value plus an amount equal to all accumulated, accrued and unpaid distributions or dividends thereon to the date of redemption. Holders of the Series A Preferred Units have the right to exchange their Units for shares of the Company's common stock at prices ranging from $3.64 to $4.09 per common share. On January 3, 2002, 552 of such Preferred Units were converted to 138,000 shares of common stock at $3.64 per share.

     As used herein, the "Company" refers to Cedar Income Fund, Ltd. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Income Fund, Ltd. only.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation Policy

     The financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities and the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

     The consolidated financial statements of the Company include the accounts and operations of the Company and the Operating Partnership. The Operating Partnership has a 50% general partnership interest in The Point Shopping Center ("The Point"), a 20% general partnership interest in the Red Lion Shopping Center ("Red Lion") and a 25% general partnership interest in the Loyal Plaza Shopping Center ("Loyal Plaza"). Since the Company has operating control over the Operating Partnership, and the Operating Partnership exercises similar control over the other entities, all of the partnerships are included in the consolidated financial statements.

Rents and Other Receivables

     Management has determined that all of the Company's leases with its various tenants are operating leases. Minimum rents are recognized on a straight-line basis over the terms of the related leases net of valuation adjustments based on management's assessment of credit, collection and other business risks. The excess of rents recognized over amounts contractually due is included in deferred rents receivable on the Company's balance sheets. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses and real estate taxes. Ancillary and other property-related income is recognized in the period earned. The Company makes estimates as to the collectibility of its accounts receivables and assesses historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. Such estimates have a direct impact on the Company's net income.

Real Estate Investments and Real Estate Held For Sale

     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation and amortization has been calculated using the straight-line method based upon the following estimated useful lives of assets:

     Buildings and Improvements                  40 years
     Tenant Improvements                         Over the life of the lease

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 2. Summary of Significant Accounting Policies (continued)

     Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred and amounted to $827,000, $435,000 and $248,000 for 2002, 2001, and
2000, respectively.

     Additions and betterments that substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in net income. Real estate investments include capitalized interest and other costs on development and redevelopment activities and on significant construction in progress. Capitalized costs are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life. Interest capitalized amounted to $0, $181,000, and $92,000, in 2002, 2001, and 2000, respectively.

     In October 2001, the FASB issued Statement of Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." It also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The Company adopted SFAS 144 on January 1, 2002. The adoption of SFAS 144 has had no material affect on the operations of the Company.

     Real estate investments held for sale are carried at the lower of cost or fair value less cost to sell. Depreciation and amortization are suspended during the period held for sale.

Cash Equivalents

     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.

Cash at Joint Ventures and Restricted Cash

     Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint venture and distributions to the general and limited partners are strictly controlled. These arrangements to date have not resulted in any significant liquidity shortfalls at the Company or the partnership level, however; the Company or any combination of the joint venture partnerships could suffer a liquidity crisis while other members of the group have sufficient liquidity. Cash at joint ventures amounted to $1.2 million at December 31, 2002.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 2. Summary of Significant Accounting Policies (continued)

     The terms of the Company's mortgage agreements require it to deposit certain replacement and other reserves with its lenders. This restricted cash is generally available for property-level capital requirements for which the reserve was established. This cash is not, however, available to fund other property-level or Company-level obligations. Restricted cash amounted to $1.7 million at December 31, 2002.

Deferred Charges

     Deferred charges consist of leasing commissions incurred in leasing the Company's properties. Such charges are amortized using the straight-line method over the term of the related lease. In addition, deferred charges include costs incurred in connection with securing long-term debt, including the costs of entering into interest rate protection agreements. Such costs are amortized over the term of the related agreement.

Derivative Financial Instruments

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended. SFAS No. 133 establishes accounting and reporting standards for derivative instruments. This accounting standard requires the Company to measure derivative instruments at fair value and to record them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company's derivative investments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges the ineffective portion of a derivative's change in fair value is immediately recognized in earnings, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in shareholders' equity as accumulated other comprehensive income (loss).

     The Company utilizes derivative financial instruments to reduce exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not, and does not plan to enter into derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering into derivative contracts with major financial institutions. The principal derivative financial instruments used by the Company are interest rate swaps and interest rate caps.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

     Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires the Company to disclose fair value information of all financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. The Company's financial instruments, other than debt are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, rents and other receivables, and accounts payable. The carrying amount of these assets and liabilities in the consolidated balance sheets are assumed to be at fair value.

     The carrying amounts of cash and cash equivalents approximates their fair value. The fair value of mortgage loans payable is estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loans. The following sets forth a comparison of the fair values and carrying values of the Company's financial instruments subject to the provisions of statement of Financial Accounting Standard No. 107 ("SFAS 107"):

                                                          2002                                        2001
-----------------------------------------------------------------------------------------------------------------------------
                                             Carrying Value           Fair Value          Carrying Value           Fair Value
-----------------------------------------------------------------------------------------------------------------------------
Assets

Cash and Cash Equivalents                      $ 3,827,000          $  3,827,000             $ 2,245,000          $ 2,245,000
Cash at Joint Ventures and Restricted
Cash                                           $ 2,883,000          $  2,883,000             $ 2,030,000          $ 2,030,000

Liabilities

Mortgage Loans Payable

The Point                                      $19,864,000          $ 21,800,000             $17,900,000          $17,900,000
Academy Plaza                                   10,558,000            11,400,000              10,684,000           10,833,000
Washington Center                                5,900,000             6,000,000               5,968,000            6,290,000
Port Richmond                                   11,439,000            12,100,000             $11,577,000           11,767,000
Red Lion                                        16,715,000            19,400,000                       -                    -
Loyal Plaza                                     13,814,000            14,700,000                       -                    -
Camp Hill                                       14,000,000            14,000,000                       -                    -
L..A. Fitness                                    1,247,000             1,247,000
-----------------------------------------------------------------------------------------------------------------------------
                                               $93,537,000          $100,647,000             $46,129,000          $46,790,000
-----------------------------------------------------------------------------------------------------------------------------
Loans payable                                    7,464,000             7,464,000               5,980,000            5,980,000

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 2. Summary of Significant Accounting Policies (continued)

Earnings Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"), basic EPS is computed by dividing income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company reported a net loss in 2002, 2001 and 2000, the diluted EPS is not presented.

Stock Option Plans and Warrants

     In December 2002, the Financial Accounting Standards Board, ("FASB") issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation" ("SFAS 123") to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of Statement 123 and APB Opinion No. 28. "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). The Company has elected to continue using Opinion No. 25 and make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS 123 had been applied.

     The Company's Shareholders approved, in 1998, an incentive stock option plan authorizing the issuance of option grants for up to 500,000 shares. During 2001, the Company granted to each of its five directors options to purchase 10,000 shares at $3.50 per share, the market value of the Company's common stock on the date of the grant. The following table sets forth, on a pro-forma basis, the net loss and net loss per share as if the fair value method of accounting defined in SFAS 123 had been applied.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 2. Summary of Significant Accounting Policies (continued)

Pro-forma Basic Net Loss Per Share
                                           2002           2001         2000
                                      ------------------------------------------
Net loss as reported                   $ 468,000     $  147,000      $  13,000
Adjustment to amortize
the value of options granted              17,000          8,000              -
                                      ------------------------------------------
Pro-forma loss                         $ 485,000     $  155,000      $  13,000
                                      ==========================================

Outstanding shares                       694,000        692,000        869,000
Pro-forma basic net loss per share     $   (0.70)    $    (0.22)     $   (0.01)
                                      ==========================================

     The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with SFAS 123 and EITF 96-18 Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable with charges taken into operations over the period goods and services are received.

     The Operating Partnership, in connection with the Red Lion acquisition, issued to Arc Properties, Inc. ("ARC"), a limited partner in API Red Lion Shopping Center Associates, Warrants to purchase 250,000 shares of the Operating Partnership. The Warrants, with an exercise price of $4.50 per unit, are subject to adjustment for, among other things, dividend payments, stock splits and reorganizations. The Warrants expire in May 2012, and vest 83,333 units in May 2002, 83,333 units in January 2003 and 83,333 units in January 2004. Such vesting is contingent upon ARC rendering certain services to the Company throughout the vesting period.

     The first 83,333 Warrants issued were capitalized as part of the Red Lion transaction using the fair value method. The accounting treatment of the subsequent issuance of Warrants will be determined by future services performed by ARC. Approximately $173,000 was charged to operations during 2002. If ARC continues to provide services to the Company pursuant to the terms of the Warrant agreement, the remaining Warrants will be accounted for over the vesting period.

Recent Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 2. Summary of Significant Accounting Policies (continued)

within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company is currently evaluating the effects of FIN 45 on the Company's results of operations or financial condition.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The provisions of this interpretation are immediately effective for VIE's formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management has not yet determined whether any of its consolidated entities represent variable interest entities pursuant to such interpretation. Such determination could result in a change in the Company's consolidation policy related to such entities.

Reclassifications

     Certain reclassifications have been made to the prior year consolidated financial statements to conform to the classifications used in the current year.

Intangible Lease Asset/Liability

     On July 1, 2001 and January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 141 "Business Combinations," and Statement of Financial Accounting Standards No. 142 "Goodwill and Intangibles", respectively. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles. As part of the acquisition of real estate assets, the Company determines whether an intangible asset or liability related to above or below market leases, was acquired as part of the acquisition of the real estate. As a result of adopting the standards, amounts totaling $5,117,000 have been recorded as intangible lease liabilities, relating to above and below market lease arrangements for properties acquired in 2002. The intangible assets and liabilities are recorded at their estimated fair market values at the date of acquisition, and are amortized over the remaining term of the respective lease to rental income. Such amortization amounted to $146,000 during 2002. The weighted average amortization period for the intangible lease liabilities was approximately eight years.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 2. Summary of Significant Accounting Policies (continued)

These intangibles will be amortized as follows:

                                              Intangible Lease
     For the year ending December 31:            Liability
                                            --------------------
           2003                               $      719,000
           2004                                      678,000
           2005                                      642,000
           2006                                      577,000
           2007                                      591,000
        Thereafter                                 1,764,000
                                            --------------------
                                              $    4,971,000
                                            ====================

Note 3. Real Estate and Accumulated Depreciation

     The following is a summary of the Company's real estate held for investment at December 31:

                                            2002                    2001
                                      -----------------       ----------------
Land                                     $  24,741,000           $ 10,109,000
Buildings                                   89,514,000             39,506,000
Redevelopment and Improvements               9,379,000              8,007,000
                                      -----------------       ----------------
                                           123,634,000             57,622,000
Accumulated depreciation                    (2,396,000)              (674,000)
                                      -----------------       ----------------
Net real estate held for investment      $ 121,238,000           $ 56,948,000
                                      =================       ================

     During 2002, the Company completed the acquisition of four properties for an aggregate purchase price of approximately $60 million. The L.A. Fitness property is a ground up development project on which the Company expects to spend an additional $5 million. Construction financing in that amount was arranged before closing the acquisition. The Camp Hill Mall acquisition is a redevelopment project on which the Company expects to spend an additional $17 to $19 million. The Company is currently exploring joint venture or other financing partnership arrangements for this redevelopment. No assurances, however, can be given that such a joint venture or other financing can be arranged. The Company also sold the Southpoint office property in Jacksonville, Florida for $4,370,000. Impairment losses of $204,000 and $1,342,000 were recorded in 2000 and 2001, respectively, and a loss on sale of $49,000 was recognized in 2002.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 3. Real Estate and Accumulated Depreciation (continued)

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2002 and 2001 as though the 2001 acquisitions of Washington Center Shops L.P., Port Richmond Associates, LLC, Academy Stores LP, and Greentree Road Inc., (all purchased on October 6, 2001) and the 2002 acquisitions of the Red Lion Shopping Center (purchased on June 1, 2002), Loyal Plaza (purchased on July 1, 2002), and Camp Hill Mall (purchased on November 20,2002) were completed as of January 1, 2001.

                                              2002                2001
                                              ----                ----

Proforma revenues                        $   19,204,000      $   19,796,000
Proforma net income (loss)               $      (97,000)     $      (53,000)
Proforma net income per common share     $        (0.14)     $        (0.08)
Common shares outstanding                       694,000             692,000

     The following table sets forth detail with respect to the properties owned by the Company at December 31, 2002:

                                                                                 Gross Amount at Which Carried
                                Initial Cost to Company                                  December 31, 2002
                              ----------------------------              --------------------------------------------
                                              Buildings     Subsequent
                                                  &            Cost                     Buildings &
Property Description                Land     Improvements   Capitalized      Land      Improvements       Total
--------------------------------------------------------------------------------------------------------------------
The Point Shopping Center       $ 2,700,000   $10,800,000    $9,101,000   $ 2,700,000    $19,901,000   $ 22,601,000
Harrisburg, PA

Red Lion Shopping Center          4,213,000    16,531,000         3,000     4,213,000     16,534,000     20,747,000
Philadelphia, PA

Camp Hill Mall                    4,460,000    17,857,000             -     4,460,000     17,857,000     22,317,000
Camp Hill, PA

Loyal Plaza                       3,852,000    15,620,000             -     3,852,000     15,620,000     19,472,000
Williamsport, PA

Port Richmond Village             2,942,000    11,769,000       137,000     2,942,000     11,906,000     14,848,000
Philadelphia, PA

Academy Plaza                     2,406,000     9,623,000        77,000     2,406,000      9,700,000     12,106,000
Philadelphia, PA

Washington Center Shoppes (1)     2,061,000     7,314,000        61,000     2,061,000      7,375,000      9,436,000
Washington Township, NJ

LA Fitness Property               2,107,000             -             -     2,107,000              -      2,107,000
Fort Washington,  PA
--------------------------------------------------------------------------------------------------------------------
Totals                          $24,741,000   $89,514,000    $9,379,000   $24,741,000    $98,893,000   $123,634,000
====================================================================================================================

                                                                                  Depreciation
                                   Accumulated      Amount of     Date     Date       Life
Property Description              Depreciation    Encumbrance    Built   Acquired    (years)
---------------------------------------------------------------------------------------------
The Point Shopping Center            $1,004,000     $19,864,000   1972    Jul-00      10-40
Harrisburg, PA

Red Lion Shopping Center                244,000      16,715,000   1971    Jun-02      10-40
Philadelphia, PA

Camp Hill Mall                           51,000      14,000,000   1958    Nov-02      10-40
Camp Hill, PA

Loyal Plaza                             195,000      13,814,000   1969    Jul-02      10-40
Williamsport, PA

Port Richmond Village                   370,000      11,439,000   1988    Oct-01      10-40
Philadelphia, PA

Academy Plaza                           303,000      10,558,000   1965    Oct-01      10-40
Philadelphia, PA

Washington Center Shoppes (1)           229,000       5,900,000   1979    Oct-01      10-40
Washington Township, NJ

LA Fitness Property                           -       1,247,000    N/A    Dec-02       N/A
Fort Washington, PA (2)
---------------------------------------------------------------
Totals                               $2,396,000     $93,537,000
===============================================================

(1) Includes adjacent unencumbered development parcel.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 3. Real Estate and Accumulated Depreciation (continued)

The activity in real estate and accumulated depreciation for the years ending December 31:

Cost                                                               2002                    2001                     2000
                                                           ---------------------   ---------------------    ---------------------
Beginning of year real estate balance                             $  57,622,000            $ 28,272,000            $  19,186,000
Improvement additions                                                 1,372,000               6,055,000                2,066,000
Acquisition of The Point property                                             -                       -               13,500,000
Acquisition of Red Lion property                                     20,744,000                       -                        -
Acquisition of Loyal Plaza property                                  19,472,000                       -                        -
Acquisition of Camp Hill property                                    22,317,000                       -                        -

Acquisition of LA Fitness development property                        2,107,000                       -
Acquisition of three supermarket-anchored shopping centers                    -              36,114,000                        -
Reclass Southpoint to "real estate held for sale"                             -              (8,111,000)
Impairment loss                                                               -                       -               (2,715,000)
Sale of Broadbent                                                             -              (4,708,000)                       -
Sale of Germantown                                                            -                       -               (3,765,000)
                                                           ---------------------   ---------------------    ---------------------
End of Year                                                       $ 123,634,000            $ 57,622,000            $  28,272,000
                                                           =====================   =====================    =====================

Accumulated depreciation
Beginning of year accumulated balance                             $     674,000            $  4,177,000            $   5,191,000
Additional depreciation expense this year                             1,722,000                 697,000                  521,000
Reclass Southpoint to "real estate held for sale"                             -              (2,702,000)
Impairment property                                                           -                       -                 (661,000)
Sale of Broadbent                                                             -              (1,498,000)                       -
Sale of Germantown                                                            -                       -                 (874,000)
                                                           ---------------------   ---------------------    ---------------------
End of Year                                                       $   2,396,000            $    674,000            $   4,177,000
                                                           =====================   =====================    =====================

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 4. Rentals Under Operating Leases

     Annual minimum future rentals due to be received under non-cancelable operating leases in effect at December 31, 2002 are as follows:

     Minimum Future Rental Income
     ---------------------------------------------------
           2003                          $   12,595,000
           2004                              11,636,000
           2005                              10,574,000
           2006                               9,225,000
           2007                               8,143,000
     Thereafter                              51,123,000
                                    -------------------
     Total                               $  103,296,000
                                    ===================

     Total minimum future rentals do not include contingent rentals under certain leases based upon tenant's sales volume or contributions to real estate taxes and operating costs. Such contingent rentals amounted to $ 2,990,000, $811,412, and $ 450,470 in 2002, 2001, and 2000, respectively.

     Giant Food Stores accounted for 10% of rental income in 2002 and 2001. The Giant leases are generally guaranteed by Ahold N.V., a Netherlands corporation and Giant's ultimate parent company. Recent published reports indicate there have been accounting irregularities at certain of Ahold's U.S. and foreign operations, which do not necessarily include the grocery stores, or the Giant supermarket affiliates. However, a reduction in Ahold's debt ratings may adversely affect the resulting value of the Company's properties having such tenancies.

Note 5. Commitments and Contingencies

     The Company is a party to several legal actions, which arose in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company's financial position or results of operations.

     Under various federal, state, and local laws, ordinances, and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property and may be held liable to a governmental entity or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership, operation and management of real properties, the Company is potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 5. Commitments and Contingencies (continued)

     With the exception of the Loyal Plaza environmental matter discussed below, the Company believes that environmental studies made with respect to substantially all of its properties has not revealed environmental liabilities that would have a material adverse affect on its business, results of operations and liquidity. However, no assurances can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities, that any prior owner of a property did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist at any one or more of its properties. If a material environmental condition does in fact exist, it could have an adverse impact upon the Company's financial condition, results of operations and liquidity.

     There are certain environmental contamination matters that affect the Loyal Plaza property. Those matters have been extensively reviewed by EMG of Baltimore, Maryland for Lehman Brothers Bank, FSB as lenders on the property; and in a Phase I report dated January 31, 2002, prepared by Brinkerhoff Environmental Services, Inc., retained by the Company. Additional reports have been prepared for the sellers by Civil and Environmental Consultants, Inc. of Pittsburgh, Pennsylvania.

     The two principal matters involved are (i) certain petroleum-impacted soil at the newly-built, free-standing Eckerd drug store building on an outparcel of the property; and (ii) a concentration of dry cleaning solvents, tetrachloroethene (PCE) and trichloroethene (TCE), at levels in excess of amounts permitted by the Pennsylvania Department of Environmental Protection (PADEP).

     Under loan agreements between the seller and its lender, the sellers had maintained an escrow deposit of $450,000 for clean up and testing of environmental contamination at the site. Pursuant to the purchase agreements for the purchase of the property by Loyal Plaza Associates L.P., the seller will remain liable for all costs up to and including a satisfactory "Release of Liability" letter issued by PADEP with respect to all such contamination at the property. Pursuant to the purchase agreement, the sellers increased the environmental escrow deposit to $950,000. Further, in the event that the escrows are insufficient to cover all required testing and remediation, the sellers have undertaken to expend any and all monies required to complete such testing and remediation including monitoring, etc. without limits as to time. The Company has obtained opinion of counsel to the effect that an anticipated "Release of Liability" letter from the PADEP will operate to relieve it of any further liability for remediation of the site under Pennsylvania environmental statutes, or for any contamination identified in reports submitted to and approved by PADEP and shall not be subject to citizens' suits or other contribution actions.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 6. Mortgage Loans, Other Loans Payable, and Line of Credit

Mortgage loans outstanding consist of the following:

                                                                                                     December 31,
                                                                                        ------------------------------------
                               Original Mortgage      Effective
Property Description                Amount          interest rate        Maturity             2002               2001
---------------------------    -----------------  -----------------  -----------------  -----------------  -----------------
The Point Shopping Center      $   20,000,000           7.625%          05/29/2012         $ 19,864,000       $17,900,000
Harrisburg, PA

Red Lion Shopping Center           16,800,000           8.860%          02/01/2010           16,715,000               N/A
Philadelphia, PA

Camp Hill Mall (1)                 14,000,000           4.740%          11/22/2004           14,000,000               N/A
Camp Hill, PA

Loyal Plaza                        13,877,000           7.180%          07/11/2011           13,814,000               N/A
Williamsport, PA

Port Richmond Village              12,000,000           7.174%          04/10/2007           11,439,000        11,577,000
Philadelphia, PA

Academy Plaza                      11,080,000           7.275%          03/10/2013           10,558,000        10,685,000
Philadelphia, PA

Washington Center Shoppes           6,192,000           7.530%          11/11/2027            5,900,000         5,968,000
Washington Township, NJ

LA Fitness facility                 5,000,000          LIBOR +          12/31/2007            1,247,000               N/A
Fort Washington, PA (2)                            .275 points
-------------------------------------------------------------------------------------------------------------------------------
Totals                         $   98,949,000                                              $ 93,537,000       $46,130,000

     (1) The interest rate on the entire loan amount is fixed via an interest rate swap at 4.74% through November 2003 and $7 million of the loan is fixed at that same rate through maturity. The remaining $7 million portion of the loan will float at the 30-day LIBOR rate plus 195 basis points from November 2003 through maturity. The Company has agreed in connection with this loan to maintain a minimum net worth of $13,000,000 (including minority and limited partner interests) and consolidated liquid assets of at least $1,000,000.
     (2) The Company obtained a $5 million LIBOR based construction loan in connection with the LA Fitness development project. The loan is due on December 31, 2007, has a two-year extension option, and carries interest at LIBOR plus 275 basis points.

The net book value of real estate pledged as collateral for mortgage loans was approximately $121 million.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 6. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

Line of credit, and loans and other notes payable are as follows:

     During November 2002, the Company entered into a financing agreement with SWH Funding Corp. ("SWH") for a $6 million loan. The term of the SWH loan is through November 30, 2005 and the loan carries interest at the rate of 12.5% (14% from December 1, 2004 through maturity). The loan provides for monthly principal payments of $50,000 commencing January 1, 2003, a $2 million payment (the first prepayment) on April 1, 2003, continued payments of $50,000 on the fifth through 12th months and $60,000 from the 13th through 17th months. A $3 million (the second prepayment) is due on the 18th month, and monthly principal payments of $60,000 continue from the 19th month until the loan is fully amortized. The agreement provides for an alternative amortization schedule which the Company is considering adopting. Under the alternative amortization schedule the first prepayment is not required but the monthly principal payments are increased to $150,000 per month from April 1, 2003 through and including the 12th month and $200,000 commencing in the 13th month through the 17th month. If the second prepayment (of $3 million) is not made on the 18th month, the Borrower will be required to pay $250,000 per month commencing in the 19th month until the loan is fully amortized.

     The Company's financial liquidity is provided by $3.8 million in cash and cash equivalents at December 31, 2002 and by the unused balance of its $1 million bank line of credit. In March 2003 the Company entered into a new Line of credit that will contribute to its liquidity during 2003 (see below). The Company also believes that it has sufficient flexibility to fund the required payments in connection with the SWH financing, property level capital expenditures, tenant improvements, leasing costs and mortgage and other scheduled principal payments, including the $1.4 million (based on $150,000 alternative amortization schedule) due with respect to the SWH financing in 2003. The Company's ability, however, to meet these obligations is dependent in large part on its ability to attract a joint venture partner or suitable financing for the Camp Hill redevelopment project. Based on preliminary discussions with several potential partners, the Company believes it will be successful in arranging a transaction that will allow it to withdraw a significant portion of its equity investment in Camp Hill while retaining a substantial portion of the upside potential in the redevelopment. However, no assurances can be given that such an arrangement will ultimately be finalized.

     In addition to the interest and principal payments, SWH received a funding fee equal to 5% of the loan amount ($300,000) at closing and will receive an exit fee of $120,000 if the loan is paid on or prior to February 28, 2004. If the loan is repaid after February 28, 2004, SWH will receive the sum of $120,000 plus the product of (i) $30,000 and (ii) the number of months between February 2004 and the date the loan is paid in full. The loan may be repaid at any time after six months in whole or in part without penalty. In the event of default, in addition to a default interest rate of 17.5%, Borrower will also be required to pay a late charge equal to 5% of the amount overdue.

     The security for repayment of the SWH financing is the Company's equity interests in Port Richmond Village, Academy Plaza, Washington Center Shoppes, and the Camp Hill Mall.

     The December 31, 2001 SWH loan balance of $5,980,000 was repaid during 2002.

     In connection with the acquisition of the Red Lion partnership interest from a related party, the Company agreed to pay $888,000 in three equal annual installments of $296,000 plus interest at 7.5%.

     In March 2002, the Company entered into a one-year $1 million unsecured line of credit facility with North Fork Bank, Melville, New York. The line of credit bore interest at the greater of 6% or the bank's prime rate plus 1%. The line of credit was repaid on January 26, 2003. The Company entered into a new line of credit facility effective as of March 16, 2003 for a 1-year period at the same rates as the previous facility and with a $2 million limit, provided, however, that the additional $1 million will be available only when the SWH financing has been repaid.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 6. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

Scheduled principal payments of debt outstanding at December 31, 2002 are as follows:

     The combined aggregate future principal payments of mortgages, notes & loans at December 31, 2002 are as follows:

                                                 Line of Credit and
                                               Loans and other Notes
     Year               Mortgages Payable             Payable                 Total
----------------      ----------------------   ----------------------  --------------------
     2003                $     933,000              $ 2,273,000            $   3,206,000
     2004                   15,017,000                2,996,000               18,013,000
     2005                    1,106,000                2,195,000                3,301,000
     2006                    1,193,000                        -                1,193,000
     2007                    2,448,000                        -                2,448,000
  Thereafter                72,840,000                        -               72,840,000
                      ----------------------   ----------------------  --------------------
                         $  93,537,000              $ 7,464,000            $ 101,001,000
                      ======================   ======================  ====================

Note 7. Interest Rate Hedges

     During 2002, the Company completed one interest rate swap transaction to hedge the Company's exposure to changes in interest rates with respect to $14 million of LIBOR based variable rate debt. The swap agreement provides for a fixed all-in rate of 4.74% (includes a credit spread of 1.95%). The swap agreement extends through November 19, 2003, on $7 million of notional principal and through November 19, 2004 on the remaining $7 million.

     As of December 31, 2002, unrealized losses of $224,000 representing the change in fair value of the aforementioned swaps were reflected 29% or approximately $65,000 in accumulated other comprehensive loss, a component of shareholder's equity, and 71% or approximately $159,000 is reflected in the limited partner's interest.

     The Company's interest rate hedges are designated as cash flow hedges and hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, such as those held by the Company, as well as interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive income or earnings. For cash flow hedges, the ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 7. Interest Rate Hedges (continued)

     The following table summarizes the notional value and fair value of the Company's derivative financial instrument, interest rate swap, as of December 31, 2002 :

                                                Notational      Interest                                      Fair
      Hedge                    Type               Value           Rate                Term                    Value
      -----                    ----               -----           ----                ----                    -----
Interest Rate Swap        Cash Flow Hedge      $ 14,000,000      4.74%        11/19/2002-11/19/2003       Combined Value
Interest Rate Swap        Cash Flow Hedge      $  7,000,000      4.74%        11/19/2003-11/19/2004       $      224,000

Note 8. Income Taxes

     The Company believes that it has operated to qualify as a REIT under the Internal Revenue Code. Qualification as a REIT involves the application of technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the Company's control may affect its ability to qualify as a REIT. If the Company fails to qualify as a REIT, it will be subject to federal, state and local income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates and would not be allowed a deduction in computing its taxable income for amounts distributed to stockholders. In addition, unless entitled to relief under certain statutory provisions, the Company will be disqualified from treatment as a REIT for the four taxable years following the year during which qualification is lost.

     The issuance of common stock to any shareholder who directly or indirectly, together with the four other largest shareholders of the Company, were to own, directly or indirectly, more than 50% of the outstanding shares the Company would fail to meet the "five or fewer" test (five or fewer individual shareholders owning more than 50%) for continued REIT status. The loss of REIT status, while creating no immediate income taxes for the Company or its shareholders, would mean, among other things, that the Company would be taxed as if it were a C corporation on future net taxable income and capital gains (See
Note 9). Additionally, the Company would generally be disqualified from federal income taxation as a REIT for the four taxable years following disqualification. The Company does not presently expect to have taxable income for the year ended December 31, 2003, and as such does not contemplate paying dividends during 2003.

Note 9. Related Party Transactions

     The Company has no employees and accordingly relies on CBRA and its affiliates to manage the affairs of the Company. The Company is thus referred to as an "advised" REIT. Pursuant to the terms of an Administrative and Advisory Agreement (the "Advisory Agreement"), CBRA provides the Company with management, acquisition, leasing, advisory services, accounting systems, professional and support personnel and office facilities. Leo S. Ullman, the Company's Chairman and Chief Executive

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 9. Related Party Transactions (continued)

Officer, is also the principal stockholder of CBRA. Certain of the Company's other officers are also officers and employees of CBRA.

     The Advisory Agreement may be terminated (i) for cause upon not less than sixty days' prior written notice, and (ii) by vote of at least 75% of the independent Directors at the end of the third or fourth year of its five-year term in the event gross assets fail to increase by 15% per annum.

     Pursuant to the Advisory Agreement, effective as of January 1, 2002, CBRA will earn a disposition or acquisition fee, as applicable, equal to 1% of the sale/purchase price; no other fees will be payable in connection with such transactions. All accrued acquisition fees are included in accounts payable at December 31, 2002.

     The following is a schedule of acquisition and disposition fees paid, accrued, or deferred by the Company to CBRA:

Property                        Deferred      Paid      Accrued       Total
2002 Transactions             ----------   ---------  ----------   ----------
-----------------
Southpoint                    $        -   $  47,000  $        -   $   47,000
Red Lion                               -           -      44,000       44,000
Loyal Plaza                            -           -     183,000      183,000
Camp Hill                              -           -     172,000      172,000
LA Fitness                             -      60,000           -       60,000
                              ----------   ---------  ----------   ----------
Total                                  -   $ 107,000     399,000      506,000
                              ==========   =========  ==========   ==========
2001 Transactions        (1)
-----------------
Broadbent                     $  106,000   $  53,000  $        -   $  159,000
Corporate Center                  37,000      19,000           -       56,000
The three supermarket-
anchored shopping centers              -     348,000           -      348,000
                              ----------   ---------  ----------   ----------
Totals                        $  143,000   $ 420,000  $        -   $  563,000
                              ==========   =========  ==========   ==========
2000 Transaction
----------------
Germantown                    $   53,000   $  23,000  $        -   $   76,000
                              ==========   =========  ==========   ==========

(1) During 2001 the Advisory Agreement was modified and CBRA agreed to defer certain fees and to ultimately waive such fees if the Agreement is not terminated before December 31, 2004.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 9. Related Party Transactions (continued)

     The following is a schedule of management, administrative, advisory, legal, leasing and loan placement fees paid to CBRA or its affiliates.

                                             Years ended December 31,
                                         2002          2001           2000
                                       ---------    ---------      ---------
Management Fees                (1)     $ 536,000    $ 103,000      $  70,000
Construction Management        (2)     $  20,000    $ 180,000      $  28,000
Leasing Fees                   (3)     $ 135,000    $ 135,000      $  44,000
Administrative and Advisory    (4)     $ 360,000    $ 163,000      $  98,000
Legal                          (5)     $ 210,000    $ 182,000      $  33,000
Loan Placement Fees            (6)     $ 100,000    $ 100,000      $       -

(1)  Management fees are calculated at 3%-4% of prospective gross revenues.
(2)  Construction management fees are calculated at 5% of construction costs.
(3)  Leasing fees are calculated at 4%-4.5% of a new tenants' base rent.
(4) Administrative and advisory fees are equal to 1/2 of 3/4 of 1% of the estimated current value of real estate assets of the Company plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company.
(5) Legal fees are paid to an affiliate of CBRA for the services provided by Stuart H. Widowski, Esq., in-house counsel.
(6) Loan placement fees are calculated at 1% of the loan cost up to a maximum of $100,000.

     During May 2002, the Company completed the acquisition, from an affiliate of Cedar Bay Company ("CBC") the sole Operating Partnership limited unit holder, of a 20% sole general partnership interest in the Red Lion. The Company's general partnership interest cost $1.2 million, payable $296,000 at closing with the balance payable in three equal annual installments plus interest at 7.5%. The investment was based on a property value of $23 million including a lease for certain vacant space from the seller, subject to a $16.8 million, 8.86% first mortgage loan due February 2010. The CBC affiliate retained an 11% limited partnership interest in Red Lion. The Company also purchased in 2000 a 50% general partnership interest in The Point from another affiliate of CBC who retains a 50% limited partnership interest.

     Homburg Invest USA Inc. ("Homburg USA"), a wholly-owned U.S. subsidiary of Homburg Invest Inc. (approximately 62% owned by Mr. Richard Homburg), a real estate company listed on the Toronto (Canada) Stock Exchange, and which owns 21.6% of the Company's common shares outstanding, purchased on December 24, 2002 for $3 million, 3,300 convertible preferred Operating Partnership Units at $909.09 with a liquidation value of $1,000 each and a preferred distribution rate of 9%. The Board subsequently elected Mr. Homburg a Director of the Company to serve alongside Mr. Frank Matheson who is also a Director of the Company and an officer of Homburg Invest Inc.

                             CEDAR INCOME FUND, LTD.
                   Notes to Consolidated Financial Statements
                                December 31, 2002

Note 9. Related Party Transactions (continued)

     The issuance of common stock to Homburg USA may result in the disqualification of the Company's status as a REIT in 2003. If Mr. Richard Homburg, directly or indirectly, together with the four other largest shareholders of the Company, were to own, directly or indirectly, more than 50% of the value of the Company, it would fail to meet the "five or fewer" test (five or fewer individual shareholders owning more than 50%) for continued REIT status. The loss of REIT status, while creating no immediate income taxes for the Company or its shareholders, would mean, among other things, that the Company would be taxed as if it were a "C" corporation on future net taxable income and capital gains. Additionally, the Company would generally be disqualified for federal income tax purposes as a REIT for the four taxable years following disqualification. The Company does not presently expect to have taxable income for the year ended December 31, 2003, and as such does not contemplate paying dividends during 2003.

Note 10. Selected Quarterly Financial Data

                                                                      Quarter Ended                              Year Ended
---------------------------------------------   ----------------------------------------------------------------------------
                  Year                              3/31            6/30            9/30           12/31           12/31
---------------------------------------------   ------------    ------------    ------------    ------------    ------------
                  2002
Revenue                                         $  2,510,000    $  2,656,000    $  3,614,000    $  4,184,000    $ 12,964,000
Net (loss)                                           (53,000)       (226,000)        (60,000)       (129,000)       (468,000)
Basic and diluted net loss per share            $      (0.08)   $      (0.33)   $      (0.09)   $      (0.17)   $      (0.67)
---------------------------------------------   ------------    ------------    ------------    ------------    ------------
                  2001
Revenue                                         $    983,000    $    966,000    $    861,000    $  2,289,000    $  5,099,000
Net (loss) income                                     (9,000)        336,000         (27,000)       (448,000)       (147,000)
Basic and diluted net (loss) income per share   $      (0.01)   $       0.49    $      (0.04)   $      (0.65)   $      (0.21)
---------------------------------------------   ------------    ------------    ------------    ------------    ------------
                  2000
Revenue                                         $    696,000    $    601,000    $    966,000    $    953,000    $  3,216,000
Net income (loss)                                     64,000         (56,000)        (28,000)          7,000         (13,000)
Basic and diluted net income (loss) per share   $       0.07    $      (0.06)   $      (0.03)   $       0.01    $      (0.01)
---------------------------------------------   ------------    ------------    ------------    ------------    ------------

Note 11. Subsequent Events

     In February 2003, the Company completed the acquisition of a 30% general partnership interest in three Giant supermarket-anchored shopping centers with an aggregate gross leaseable area of approximately 190,000 sq. ft., in the Pennsylvania area.

     The centers cost approximately $19 million. The Company's general partnership interest cost $1.4 million and the limited partner, who is affiliated with the limited partner in the Loyal Plaza partnership, invested $3,740,000. The balance of the purchase price was financed by three separate mortgage loans aggregating approximately $15.9 million. One loan is for ten years with a fixed rate of 5.64% and the Company entered into interest rate swaps for the entire amounts and for the seven year terms of the other two of the loans, which results in a fixed rate of 6.43%. The blended interest rate for all three loans amounts to 6.09%.

                  CEDAR INCOME FUND, LTD. Notes to Consolidated
                              Financial Statements
                               December 31, 2002

Note 11. Subsequent Events (continued)

     The Company entered into a new line of credit facility effective as of March 16, 2003 for a one year period with a $2 million limit, provided, however, that $1 million will be available only when the SWH financing has been repaid. The line bares interest on the outstanding balance at the greater of 6% or the bank's prime rate plus 1%.

Item 9. Changes in, and Disagreements with Accountants on, Accounting and Financial Disclosure

None.

Part III.

Item 10. Directors and Executive Officers of the Registrant

     LEO S. ULLMAN, age 63, President and Chairman of the Board of Directors of the Company has been involved in real estate property and asset management for approximately twenty-five years. He has been Chairman and President of SKR Management Corp. and Chairman of Brentway Management LLC from 1994 through the current date, and President of Cedar Bay Realty Advisors, Inc. since the latter company's formation in January 1998. He is also President and sole director of a number of companies affiliated with CBC. Mr. Ullman was first elected as Chairman of the Company in April 1998 and served until November 1999. He was re-elected in December 2000. Mr. Ullman has been President of the Company from April 1998 to date. He has been a member of the New York Bar since 1966 and in private legal practice until 1998. From 1984 until 1993, he was a partner in the New York law firm, Reid & Priest, and served as initial director of its real estate group. From 1993 until the end of 1998, in addition to his real estate management affiliations, Mr. Ullman was "of counsel" to the New York office of the law firm Schnader Harrison Segal & Lewis, LLP.

     BRENDA J. WALKER, age 50, has been Vice President and a Director of the Company since 1998 and Treasurer of the Company from April 1998 until November 1999. She has been President of Brentway Management LLC and Vice President of SKR Management Corp. from 1994 through the current date; Vice President of API Management Services Corp. and API Asset Management, Inc. from 1992 through 1995, and Vice President of CBRA from 1998 to date. Ms. Walker has been involved in real estate property and asset management for more than twenty years.

     THOMAS J. O'KEEFFE, age 58, joined the Company during November 2002 as Chief Financial Officer. Prior to joining the Company, Mr. O'Keeffe served as a financial consultant from 1997 to 2002, as Chief Financial Officer of Bradley Real Estate, Inc., a shopping center REIT, from 1985 to 1996, as Chief Financial Officer of R. M. Bradley & Co., Inc., a full service real estate management company from 1981 to 1997, and as audit manager for Deloitte & Touche from 1975 to 1981. Mr. O'Keeffe, a Certified Public Accountant, is also a Director of the John Fitzgerald Kennedy Library Foundation and serves on its Executive, Audit, and Investment Committees.

     JAMES J. BURNS, age 63, a Director of the Company since 2001, has been Chief Financial Officer and Senior Vice President, of Wellsford Real Properties, Inc. since December 2000. He joined Wellsford in October 1999 as Chief Accounting Officer upon his retirement from Ernst & Young in September 1999. At Ernst & Young, Mr. Burns was a senior audit partner in the E&Y Kenneth Leventhal Real Estate Group for 22 years. Mr. Burns also serves as a director of One Liberty Properties, Inc., a real estate investment trust. Mr. Burns is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

     JOHANNES A.M.H. DER KINDEREN, age 63, a Director of the Company since 1998 was the Director of Investments from 1984 through 1994 for Rabobank Pension Fund, and has been or is Chairman and/or a member of the Board of the following entities: Noord Amerika Real Estate B.V. (1995-present); Noord Amerika Vast Goed B.V. (1985-present); Mass Mutual Pierson (M.M.P.) (1988-1997); Warner Building Corporation (1996 to date). GIM Vastgoed (1998 to date); Fellion Investments B.V. (2001 to date); and N.V. Maatschappij voor Trustzaken Ameuro (from 2002 to date).

     RICHARD HOMBURG, age 53, a Director of the Company and its Chairman from November 1999 to August 2000, and a Director again since December 18, 2002, was born and educated in the Netherlands. In 1991, Mr. Homburg was the former President and CEO of Uni-Invest N.V., a publicly listed Dutch real estate fund. In 2002, an investment group purchased 100% of the shares of Uni-Invest N.V., taking it private, at which time it was one of the largest real estate funds in the Netherlands with assets of approximately $2.5 billion CDN. Mr. Homburg is Chairman and CEO of Homburg Invest, Inc. and President of Homburg Invest USA, Inc. In addition to his varied business interests, Mr. Homburg has served on many boards including Past President and Director of the Investment Property Owners of Nova Scotia, Evangeline Trust, World Trade Center in Eindhoven, the Netherlands, as well as sitting on the Board of Directors or Advisory Boards of other large charitable organizations.

     FRANK W. MATHESON, age 58, a Director of the Company since April 2002, has been involved in the real estate industry for the past 14 years, serving as President and CEO of Homburg Canada Incorporated, an international real estate company with holdings in residential, commercial, industrial and retail properties. Before that time, he was active in the general insurance industry. An active community member, Mr. Matheson is past Chairman of the Halifax School Board and Halifax Forum Commission. He is presently Vice Chairman and Director of the Halifax International Airport. He has also served on other community and corporate boards. Mr. Matheson is an affiliate of Homburg Invest Inc.

     EVERETT B. MILLER, III, age 57, a Director of the Company since 1998, is currently a member of the Board of Directors of Commonfund Realty, Inc. a registered investment advisor. In March 2003, Mr. Miller was appointed to the Real Estate Advisory Committee of the New York State Common Retirement Fund. Prior to his retirement from Commonfund Realty and his appointment to the Board in May, 2002, Mr. Miller served as the Chief Operating Officer of that company. Before that, starting in March 1997, Mr. Miller was the Senior Vice President and Chief Executive Officer of two privately held REITs, Endowment Realty Investors and Endowment Realty Investors II sponsored by Commonfund, Wilton, Connecticut. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Before that, Mr. Miller was employed for eighteen years at affiliates of the Travelers Insurance Company, at which his most recent position was Senior Vice President of the Travelers Realty Investment Company.

Item 11. Compensation of Directors and Executives

     The officers and directors of the Company who are affiliated with CBRA do not receive any direct remuneration for their services to the Company other than reimbursement of travel and other out of pocket expenses incurred in connection with their duties. Mr. Ullman and Ms. Walker and Mr. O'Keeffe and certain of the Company's other officers are also officers and employees of CBRA and accordingly receive remuneration from CBRA. During 2002, directors not affiliated with CBRA, Mr. Miller, Mr. der Kinderen and Mr. Burns, each received an annual fee of $10,000 plus $1,000 for each Board meeting and $250 for each Audit Committee meeting attended. Effective January 1, 2003, independent directors' fees shall be $4,000 per quarter; meeting attendance fees shall be $1,000 per regular Board meeting and Audit Committee meeting.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners

     The following table sets forth information with respect to each person and group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by the Company to be the beneficial owner of more than 5% of the outstanding Shares of the Company as of March 20, 2003. Each such owner has sole voting and investment powers with respect to the shares owned by such person.

                                       Number of Shares
Name and Address                      Beneficially Owned      Percent of Class
----------------                      ------------------      ----------------

Cedar Bay Company (1)                    1,891,937                 66.9%
c/o SKR Management Corp.
44 South Bayles Avenue, #304
Port Washington, NY  11050

Homburg Invest USA Inc. (2)                288,000                 33.8%
11 Akerley Boulevard, #200
Halifax, Nova Scotia
Canada B3B 1V7

     (1) Consists of 189,937 shares of common stock and 1,701,000 Units convertible into shares of common stock owned by Cedar Bay Company. Cedar Bay Company is a New York partnership owned 55% by Duncomb Corp., 40% by Lindsay Management Corp. and 5% by Hicks Corp. Mr. Ullman is an executive officer and director, but not an owner, of each of these entities.
     (2) Does not include any common stock to be issued to Homburg Invest USA Inc. upon approval by stockholders. Homburg Invest USA Inc., which is a wholly-owned subsidiary of Homburg Invest Inc., is owned 49.29% by Uni-Invest Holdings N.V., a company controlled by Richard Homburg and 14.48% by Homburg Euro Inc., a company controlled by Mr. Homburg for the benefit of a family trust.

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

Security Ownership of Management

     The following table sets forth the number of shares of common stock beneficially owned as of March 20, 2003, by each director and officer and by all directors and officers as a group (8 persons).

                                   Amount and Nature of             Percent of
Name                               Beneficial Ownership                Class
----                               --------------------             -----------

Leo S. Ullman                            1,898,070    (1) (2) (3)     69.1%

J.A.M.H. der Kinderen                        3,433    (2)                *

Everett B. Miller III                        3,433    (2)                *

Brenda J. Walker                             3,833    (2)                *

James J. Burns                               3,333    (2)                *

Richard Homburg                            288,000    (4)                0%

Frank Matheson                             288,000    (4)                0%

Directors and Officers as a group
 (8 persons)                             2,203,935    (2)             85.6%

*    less than 1%

(1) Includes 189,737 shares of common stock and 1,701,000 Units convertible into shares of common stock owned by Cedar Bay Company.
(2) Includes options to purchase shares of common stock which are exercisable within 60 days.
(3) Mr. Ullman may be deemed to be the beneficial owner of all the shares of common stock and Units owned by Cedar Bay Company. Mr. Ullman disclaims beneficial ownership of such securities.
(4) Messrs. Homburg and Matheson, respectively, may be deemed to be the beneficial owners of all the shares of common stock and Units owned by Homburg Invest Inc. and Homburg Invest USA Inc. They disclaim beneficial ownership of such securities.

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services:

------------------------------------------------------------------------------------------------
                                        A                   B                     C
------------------------------------------------------------------------------------------------
                                Number of            Weighted-average  Number of securities
                                securities to be     of exercise       remaining available for
                                issued upon          price of          futures issuance under
                                exercise of          outstanding       equity compensation
                                outstanding          options,          plans (excluding
                                options, warrants    warrants and      securities in column A)
Plan category                   and rights           rights

Equity compensation plans
approved by security holders               50,000    $           3.50                  450,000

Equity compensation plans
not approved by security
holders                                   166,666                4.50                   83,333

Total                                     216,666    $           4.00                  533,333
------------------------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management (continued)

Section 16(a) Beneficial Reporting Compliance

     The Company believes that during 2002 all of its officers, directors and holders of more than 10% of its common stock complied with all filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except that Mr. Homburg was late in filing his Form 3 relating to his election as a director and Homburg Invest USA Inc. has failed to file Form 3.

Item 13.  Certain Relationships and Related Party Transactions

     The Company has no employees and accordingly relies on CBRA and its affiliates to manage the affairs of the Company. The Company is thus referred to as an "advised" REIT. Pursuant to the terms of an Administrative and Advisory Agreement, CBRA provides the Company with management, acquisition, leasing, advisory services, accounting systems, professional and support personnel and office facilities. Leo S. Ullman, the Company's chairman and Chief Executive Officer, is also the principal stockholder of CBRA. Ms. Brenda Walker (Vice President, Treasurer and Director), Mr. Thomas J O'Keeffe (Chief Financial Officer) and Stuart H. Widowski (Secretary) are also officers and employees of CBRA.

     The Advisory Agreement may be terminated (i) for cause upon not less than sixty days' prior written notice, and (ii) by vote of at least 75% of the independent Directors at the end of the third or fourth year of its five-year term in the event gross assets fail to increase by 15% per annum.

     Pursuant to the Advisory Agreement, effective as of January 1, 2002, CBRA will earn a disposition or acquisition fee, as applicable, equal to 1% of the sale/purchase price; no other fees will be payable in connection with such transactions. All accrued acquisition fees are included in accounts payable at December 31, 2002.

     The following is a schedule of acquisition and disposition fees paid, accrued, or deferred by the Company to CBRA:

Property                            Deferred          Paid           Accrued          Total
-----------------------             ---------       -----------      ---------     ------------
2002 Transaction
----------------
Southpoint                          $       -       $    47,000      $       -     $     47,000
Red Lion                                    -                 -         44,000           44,000
Loyal Plaza                                 -                 -        183,000          183,000
Camp Hill                                   -                 -        172,000          172,000
LA Fitness                                  -            60,000              -           60,000
                                    ---------       -----------      ---------     ------------
Total                               $       -       $   107,000      $ 399,000     $    506,000
                                    =========       ===========      =========     ============
2001 Transactions (1)
----------------------
Broadbent                           $ 106,000       $    53,000      $       -     $    159,000
Corporate Center                       37,000            19,000              -           56,000
The three supermarket-
anchored shopping centers                   -           348,000              -          348,000
                                    ---------       -----------      ---------     ------------
Totals                              $ 143,000       $   420,000      $       -     $    563,000
                                    =========       ===========      =========     ============
2000 Transaction
----------------
Germantown                          $  53,000       $    23,000      $       -     $     76,000
                                    =========       ===========      =========     ============

(1) During 2001, the Advisory Agreement was modified and CBRA agreed to defer certain fees and to ultimately waive such fees if the Agreement is not terminated before December 31, 2004.

Property Management Services

     Brentway provides property management, leasing, construction management and loan placement services to the Company's real properties pursuant to a Management Agreement dated April 1998 between Brentway and the Company (the "Management Agreement") and individual management agreements between Brentway and each of the Company's properties. Brentway is owned by Mr. Ullman and Ms. Walker, who are also Chairman and President of Brentway, respectively. Mr. Ullman is President and Chairman of the Company and Ms. Walker is Vice President and Director of the Company. The term of the Management Agreement is for one year and is automatically renewed annually for additional one-year periods subject to the right of either party to cancel the Management Agreement upon sixty days' written notice. Under the Management Agreement, Brentway is obligated to provide property management services, which include leasing and collection of rent, maintenance of books and records, establishment of bank accounts and payment of expenses, maintenance and operation of property, reporting and accounting for the Company regarding property operations, and maintenance of insurance.

     As discussed above, Brentway has entered into individual management agreements with each entity holding title to the properties owned by the Company. Such individual management agreements are required by the properties' first mortgage lenders and in some instances by the individual partnership agreements. The following table outlines the fees provided in the Management Agreement and the fees provided in each property's management agreement (Greentree Road is vacant land and as such there is no individual management agreement).

Legal Services

     SKR Management Corp. is wholly-owned by Leo S. Ullman. Stuart H. Widowski, Esq. through SKR, provides certain legal services to the Company and its properties at rates which the Company believes to be less than those prevailing in the market.

     The following is a schedule of management, administrative, advisory, legal, leasing and loan placement fees paid to CBRA or its affiliates.

                                                   Years ended December 31,
                                              2002           2001          2000
                                           ---------      ---------     -------
Management Fees                (1)         $ 536,000      $ 103,000     $ 70,000
Construction Management        (2)         $  20,000      $ 180,000     $ 28,000
Leasing Fees                   (3)         $ 135,000      $ 135,000     $ 44,000
Administrative and Advisory    (4)         $ 360,000      $ 163,000     $ 98,000
Legal                          (5)         $ 210,000      $ 182,000     $ 33,000
Loan Placement Fees            (6)         $ 100,000      $ 100,000     $      -

(1)  Management fees are calculated at 3%-4% of prospective gross revenues.
(2)  Construction management fees are calculated at 5% of construction costs.
(3)  Leasing fees are calculated at 4%-4.5% of a new tenants' base rent.
(4) Administrative and advisory fees are equal to 1/2 of 3/4 of 1% of the estimated current value of real estate assets of the Company plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company.
(5) Legal fees are paid to an affiliate of CBRA for the services provided by Stuart H. Widowski, Esq., in-house counsel.
(6) Loan placement fees are calculated at 1% of the loan cost up to a maximum of $100,000.

     Leasing and management fees paid by the Company during these periods were also paid to third parties. Brentway subcontracted with local management companies for site management and leasing services for the Company's office properties in Jacksonville, Florida, and Salt Lake City, Utah, which properties were sold as of May 24, 2002 and May 22, 2002, respectively.

Purchase of 20% interest in API Red Lion Shopping Center Associates

     On May 31, 2002, Cedar-RL, LLC ("Cedar-RL"), a newly-formed special purpose, wholly-owned subsidiary of the Operating Partnership, purchased from Silver Circle Management Corp. ("Silver Circle"), an affiliate of Leo S. Ullman and CBC (the limited partner of the Operating Partnership and a 27.4% owner of the Company's outstanding shares), a 20% interest in API Red Lion Shopping Center Associates ("Red Lion Associates"), a partnership owned by Leo S. Ullman (as limited partner with an 8% ownership interest) and Silver Circle (as sole general partner with a 92% ownership interest). The purchase price was $1,182,857.

     Also on May 31, 2002, Silver Circle and Leo S. Ullman sold an aggregate 69% limited partnership interest in Red Lion Associates to Philadelphia ARC-Cedar LLC ("ARC Cedar") for $4,360,500 to an unrelated party. As a result of such transactions, Leo S. Ullman will have no continuing ownership interest in Red Lion Associates. The proceeds of sale of Mr. Ullman's interest in Red Lion Associates were used in their entirety to repay certain loans to Silver Circle. Mr. Ullman and Brenda J. Walker, President and Vice President of the Company, respectively, are officers of Silver Circle, but have no ownership interest in that entity.

     The purchase price was based on a third party appraisal of the Red Lion Shopping Center property.

     The Board of Directors of the Company obtained a "fairness" opinion from the investment banking firm, Robert A. Stanger & Co. Inc., with respect to the purchase of the partnership interest in Red Lion Associates by the Operating Partnership.

Subscription Agreement

     On December 24, 2002, the Company entered into a Subscription Agreement (the "Subscription Agreement") with Homburg Invest USA Inc., (the "Subscriber") pursuant to which the Company issued in a private placement to the Subscriber 3,300 Series A Preferred Partnership Units (the "Preferred Units") in the Operating Partnership at a purchase price of $909.00 per Preferred Unit, for an aggregate purchase price of $3 million. On January 2, 2003, the Subscriber converted 552 Preferred Units into 138,000 shares of Common Stock of the Company (the "Common Stock").

     Pursuant to the Subscription Agreement, Mr. Richard Homburg was appointed as a director of the Company. The Company also agreed to seek approval of its shareholders to enable the Company to issue to the Subscriber 137,000 additional shares of Common Stock at a purchase price of $3.6363 per share, to cause 548 Preferred Units to be redeemed at their purchase price and to cause the balance of the 2,200 Preferred Units to be convertible into Common Stock of the Company. Each of Cedar Bay Company and the Subscriber agreed to vote all its shares 477,737 shares representing approximately 56% of the shares entitled to vote) in favor of the proposal.

Standstill Agreement

     On or about January 18, 2002, Homburg Invest Inc., a Canadian corporation listed on the Toronto Stock Exchange, acquired from Richard Homburg, a Canadian national, and/or affiliated persons, 150,000 shares of Common Stock of the Company (approximately 21.7%). As the Articles and By-Laws of the Company prohibit acquisition of more than 3.5% of the stock of the Company without consent of the Board of Directors, the Company, Homburg Invest Inc. and Richard Homburg entered into a certain "standstill" agreement pursuant to which Homburg Invest Inc., Mr. Homburg and their respective affiliates have agreed not to purchase more than 29.9% of the stock of the Company in the aggregate for a period of five (5) years, not to commence or support a "hostile" tender offer during that period, and to vote for certain persons as directors of the Company. The Company has agreed to support the election of a designee of Homburg Invest Inc. to its Board of Directors. The first designee was Mr. Frank Matheson. Pursuant to the Subscription Agreement, this agreement was amended to permit Homburg Invest to continue to own all securities owned by it after the consummation of the Subscription Agreement; provided, however, that if its ownership interest gets reduced to below 29.9%, then it may continue to own 29.9%. In addition, Richard Homburg was appointed to the Board of Directors, pending election to a full term by shareholders at the next annual meeting.

Item 14.  Controls and Procedures

     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company with the SEC and assists the Company's Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company's SEC reports. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company's principal executive and financial officers have evaluated its disclosure controls and procedures within ninety days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

     There have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part IV

Items 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. and 2. The response to this portion of Item 15 is submitted as a separate section of this report.

3. Exhibits

   (3.1) Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended 1998 ("1998 10-K").

   (3.2) By-laws of the Company. Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended 1998 ("1998 10-K").

   (3.3) Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended 1998 ("1998 10-K").

   (10.1) Administrative and Advisory Agreement dated April 2, 1998 between Cedar Bay Realty Advisors, Inc. and the Company. Incorporated by reference to Exhibit 10.1 of Form 10-K for the year ended 1998 ("1998 10-K").

   (10.2) Management Agreement dated April 2, 1998 between Brentway Management LLC and the Company. Incorporated by reference to Exhibit 10.2 of Form 10-K for the year ended 1998 ("1998 10-K").

   (10.3) Assignment of Administrative and Advisory Agreement dated April 30, 1999, between Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P.; Amendment of Administrative and Advisory Agreement dated August 21, 2000, between Cedar Income Fund Partnership, L.P. and Cedar Bay Realty Advisors, Inc.; Second Amendment of Administrative and Advisory Agreement dated August 21, 2000, between Cedar Income Fund Partnership, L.P. and Cedar Bay Realty Advisors, Inc.; and Third Amendment of the Administrative and Advisory Agreement dated as of January 1, 2002 between Cedar Income Fund Partnership, L.P. and Cedar Bay Realty Advisors, Inc., incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended 2001 ("2001 10-K").

   (10.4) Standstill Agreement between Homburg Invest Inc., Richard Homburg and the Company dated January 18, 2002, incorporated by reference to
            Exhibit 10.4 of Form 10-K for the year ended 2001 ("2001 10-K").

   (10.5) Real Estate Purchase and Sale Agreement regarding the sale of Southpoint Parkway, Jacksonville, Florida, by and between Cedar Income Fund Partnership, L.P. and Southpoint Parkway Center, L.C. dated February 1, 2002, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 10, 2002; and Addendum Number One to Real Estate Purchase and Sale Agreement by and between Cedar Income Fund Partnership, L.P. and Southpoint Parkway Center, L.C., incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 20, 2002.

   (10.6) Subscription Agreement by and between Cedar Income Fund, Ltd. and Homburg Invest USA Inc., dated as of December 18, 2002.

   (10.7) Property Management Agreement by and between API Red Lion Shopping Center Associates and SKR Management Corp., dated as of January 1, 1995, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 13, 2002.

   (10.8) Assignment of Property Management Agreement by and between SKR Management Corp. and Brentway Management LLC, dated as of January 1, 1996, incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 13, 2002.

   (10.9) Standstill Agreement by and between Robert J. Ambrosi and ARC Properties, Inc. and Cedar Income Fund, Ltd., dated May 31, 2002, incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 13, 2002.

   (10.10) Purchase and Sale Agreement by and between Silver Circle Management Corp. and Leo S. Ullman and Philadelphia Cedar-RL, LLC, dated as of February 6, 2002, incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 13, 2002.

   (10.11)  Indemnity Agreement by Cedar-RL, LLC to and for the benefit of Leo
            S. Ullman, dated as of May 31, 2002, incorporated by reference to
            Exhibit 10.5 of Form 8-K filed on June 13, 2002.

   (10.12) Promissory Note between Cedar-RL, LLC to Silver Circle Management Corp., dated as of May 31, 2002, incorporated by reference to
            Exhibit 10.6 of Form 8-K filed on June 13, 2002.

   (10.13) Subordinate Pledge and Security Agreement by Cedar-RL, LLC and Silver Circle Management Corp., dated as of May 31, 2002, incorporated by reference to Exhibit 10.7 of Form 8-K filed on June 13, 2002.

   (10.14) Compensation Agreement between Cedar Income Fund, Ltd., Cedar Income Fund Partnership, L.P., SKR Management Corp., Cedar Bay Realty Advisors, Inc., Brentway Management LLC, Leo S. Ullman and ARC Properties, Inc., dated May 31, 2002, incorporated by reference to
            Exhibit 10.8 of Form 8-K filed on June 13, 2002.

   (10.15) Amended and Restated Limited Partnership Agreement of API Red Lion Shopping Center Associates, L.P., a New York Limited Partnership among Cedar-RL, LLC and Silver Circle Management Corp. and Philadelphia ARC-Cedar, LLC, dated as of May 31, 2002, incorporated by reference to Exhibit 11.11 of Form 8-K filed on June 13, 2002.

   (10.16) Warrant by Cedar Income Fund Partnership, L.P. to ARC Properties, Inc., dated as of May 31, 2002, incorporated by reference to Exhibit
            10.12 of Form 8-K filed on June 13, 2002.

   (10.17) Property Management Agreement by and between The Point Associates, L.P. and SKR Management Corp., dated as of December 1, 1994, incorporated by reference to Exhibit 10.17 of Form 8-K filed on June 13, 2002.

   (10.18) Assignment of Property Management Agreement by and between SKR Management Corp. and Brentway Management LLC, dated as of January 1, 1996, incorporated by reference to Exhibit 10.18 of Form 8-K filed on June 13, 2002.

   (10.19) Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated January 7, 2002; First Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated February 22, 2002; Second Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated February 24, 2002; Third Amendment to Agreement to Purchase Real Estate between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated March 1, 2002; Fourth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated March 8, 2002; Fifth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated March 13, 2002; Sixth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated March 15, 2002; and Seventh Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated March 22, 2002 (collectively, the "Purchase Contract"), incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 17, 2002.

   (10.20) Agreement to Assign Agreement between Cedar Income Fund Partnership, L.P. as Assignor to Loyal Plaza Associates, L.P. as Assignee, made by and between Assignor and Loyal Plaza Venture, L.P. dated June __, 2002, incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 17, 2002.

   (10.21) Limited Partnership Agreement of Loyal Plaza Associates, L.P. between CIF-Loyal Plaza Associates, L.P. and Kimco Preferred Investor IV Trust dated June 28, 2002, incorporated by reference to
            Exhibit 10.3 of Form 8-K filed on July 17, 2002.

   (10.22) Limited Partnership Agreement of CIF-Loyal Plaza Associates, L.P. by and among CIF-Loyal Plaza Associates, L.P. and Cedar Income Fund Partnership, L.P. dated as of June 28, 2002, incorporated by reference to Exhibit 10.4 of Form 8-K filed on July 17, 2002.

   (10.23) Open-End Mortgage and Security Agreement in the amount of $14 million (Original Mortgage) by Loyal Plaza Venture, L.P. (Borrower) and Glimcher Loyal Plaza Tenant, L.P. (Tenant) (collectively referred to as Mortgagor) to Lehman Brothers Bank, FSB (Lender) dated May 31, 2001, incorporated by reference to Exhibit 10.5 of Form 8-K filed on July 17, 2002.

   (10.24) Loan Assumption and Modification Agreement by and among Loyal Plaza Associates, L.P. (Assuming Borrower), Cedar Income Fund, Ltd. (Assuming Principal), Loyal Plaza Venture, L.P. (Original Borrower), Glimcher Properties Limited Partnership (Glimcher) and Glimcher Loyal Plaza Tenant, L.P. (Tenant), in favor of LaSalle Bank National Association (Trustee) and LB-UBS Commercial Mortgage Trust 2001-C3 (Lender) dated as of July 2, 2002, incorporated by reference to Exhibit 10.6 of Form 8-K filed on July 17, 2002.

   (10.25) Property Management Agreement [Loyal Plaza] by and between Loyal Plaza Associates, L.P. and Brentway Management LLC dated as of June ___, 2002, incorporated by reference to Exhibit 10.11 of Form 8-K filed on July 17, 2002.

   (10.26) Post Closing Agreement regarding the Assumption by Loyal Plaza Associates, L.P. (Assuming Borrower) of that certain Loan evidenced by that certain Note dated May 31, 2001 payable by Loyal Plaza Venture, L.P. (Original Borrower) to Lehman Brothers Bank, FSB (Original Lender) as secured by that certain Open-End Mortgage and Security Agreement of even date to Glimcher Loyal Plaza Tenant, L.P. (Mortgage) currently held and owned by LaSalle Bank National Association (Trustee) of LB-UBS Commercial Trust 2001-C3 (Lender) dated July 2, 2002, incorporated by reference to Exhibit 10.13 of Form 8-K filed on July 17, 2002.

   (10.27) Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Income Fund Partnership, L.P., dated August 12, 2002, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 9, 2002.

   (10.28) First Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Income Fund Partnership, L.P., dated September 12, 2002, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 9, 2002.

   (10.29) Second Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Income Fund Partnership, L.P., dated as of October 31, 2002, incorporated by reference to Exhibit 10.3 of Form 8-K filed on December 9, 2002.

   (10.30) Third Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Income Fund Partnership, L.P., dated as of November 15, 2002, incorporated by reference to Exhibit 10.4 of Form 8-K filed on December 9, 2002.

   (10.31) Assignment and Assumption of Contract of sale between Cedar Income Fund Partnership, L.P. and Cedar-Camp Hill, LLC dated as of November __, 2002, incorporated by reference to Exhibit 10.5 of Form 8-K filed on December 9, 2002.

   (10.32) Limited Liability Company Agreement of Cedar-Camp Hill, LLC by Cedar Income Fund Partnership, L.P., effective as of November 1, 2002, incorporated by reference to Exhibit 10.6 of Form 8-K filed on December 9, 2002.

   (10.33) Property Management Agreement by and between Cedar-Camp Hill, LLC and Brentway Management LLC dated as of __________, 2002, incorporated by reference to Exhibit 10.7 of Form 8-K filed on December 9, 2002.

   (10.34) Loan Agreement by and between SWH Funding Corp. and Cedar Income Fund Partnership, L.P., dated as of November __, 2002, incorporated by reference to Exhibit 10.9 of Form 8-K filed on December 9, 2002.

   (10.35) Loan Agreement by and between Cedar-Camp Hill, LLC and Citizens Bank of Pennsylvania, executed on November 14, 2002, incorporated by reference to Exhibit 10.10 of Form 8-K filed on December 9, 2002.

   (10.36) Open-End Mortgage and Security Agreement between Cedar Camp Hill, LLC, Cedar Bay Realty Advisors, Inc. and Citizens Bank of Pennsylvania, executed on November 14, 2002, incorporated by reference to Exhibit 10.11 of Form 8-K filed on December 9, 2002.

   (10.37) Pledge and Security Agreement by Cedar Income Fund Partnership, L.P. and SWH Funding Corp. regarding that certain Loan Agreement; dated as of November 22, 2002, incorporated by reference to Exhibit 10.22 of Form 8-K filed on December 9, 2002.

   (10.38) Intercreditor Recognition Agreement among Citizens Bank of Pennsylvania, SWH Funding Corp., Cedar-Camp Hill, LLC and Cedar Income Fund Partnership, L.P., dated as of November 22, 2002, incorporated by reference to Exhibit 10.26 of Form 8-K filed on December 9, 2002.

(21)            Listing of the Company's subsidiaries.

(b) Reports on Form 8-K. Report on Form 8-K filed on December 9, 2002, reporting on an event listed under Item 2.

(c) Exhibits The response to this portion of Item 15 is submitted in a separate section of this report.

(d) Financial Statement Schedules The response to this portion of Item 15 is submitted in a separate section of this report

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  CEDAR INCOME FUND, LTD.

/s/ LEO S. ULLMAN                                 /s/ THOMAS J. O'KEEFFE
-----------------------------                     ------------------------------
Leo S. Ullman                                     Thomas J. O'Keeffe
President and Chairman                            Chief Financial Officer
(principal executive officer)                     (principal financial officer)

/s/ ANN MANERI
------------------------------
Ann Maneri
Controller
(principal accounting officer)

March  28, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and as of the date indicated this report has been signed by the below.

/s/ J.A.M.H. DER KINDEREN                         /s/ JAMES J. BURNS
--------------------------                        --------------------------
J.A.M.H. der Kinderen                             James J. Burns
Director                                          Director

/s/ EVERETT B. MILLER, III                        /s/ BRENDA J. WALKER
--------------------------                        --------------------------
Everett B. Miller, III                            Brenda J. Walker
Director                                          Director

/s/ RICHARD HOMBURG                               /s/ FRANK W. MATHESON
--------------------------                        --------------------------
Richard Homburg                                   Frank W. Matheson
Director                                          Director

March 28, 2003

                                  CERTIFICATION

     I, Leo S. Ullman, Chief Executive Officer of Cedar Income Fund, Ltd. (the "Company"), certify that:

     1.   I have reviewed this annual report on Form 10-K of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                             /s/ Leo S. Ullman
                                                  ------------------------------
                                                  Leo S. Ullman
                                                  Chief Executive Officer

                                  CERTIFICATION

     I, Thomas J. O'Keeffe, Chief Financial Officer of Cedar Income Fund, Ltd.. (the "Company"), certify that:

     1.   I have reviewed this annual report on Form 10-K of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                             /s/ Thomas J. O'Keeffe
                                                  ------------------------------
                                                  Thomas J. O'Keeffe
                                                  Chief Financial Officer

                                  CERTIFICATION

     I, Leo S. Ullman, Chief Executive Officer of Cedar Income Fund, Ltd. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The annual report on Form 10-K of the Company for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

     IN WITNESS WHEREOF, I have executed this Certification this 28th day of March, 2003.
                                                     /s/ LEO S. ULLMAN
                                          --------------------------------------
                                          Leo S. Ullman, Chief Executive Officer

     I, Thomas J. O'Keeffe, Chief Financial Officer of Cedar Income Fund, Ltd. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

3. The annual report on Form 10-K of the Company for the period ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4. The information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

     IN WITNESS WHEREOF, I have executed this Certification this 28th day of March, 2003.
                                             /s/ THOMAS J. O'KEEFFE
                                     -------------------------------------------
                                     Thomas J. O'Keeffe, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
  Item      Title or Description

  (3.1) Articles of Incorporation of the Company. Incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended 1998 ("1998 10-K").

  (3.2) By-laws of the Company. Incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended 1998 ("1998 10-K").

  (3.3) Agreement of Limited Partnership for the Operating Partnership. Incorporated by reference to Exhibit 3.3 to Form 10-K for the year ended 1998 ("1998 10-K").

  (10.1) Administrative and Advisory Agreement dated April 2, 1998 between Cedar Bay Realty Advisors, Inc. and the Company. Incorporated by reference to Exhibit 10.1 of Form 10-K for the year ended 1998 ("1998 10-K").

  (10.2) Management Agreement dated April 2, 1998 between Brentway Management LLC and the Company. Incorporated by reference to Exhibit 10.2 of Form 10-K for the year ended 1998 ("1998 10-K").

  (10.3) Assignment of Administrative and Advisory Agreement dated April 30, 1999, between Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P.; Amendment of Administrative and Advisory Agreement dated August 21, 2000, between Cedar Income Fund Partnership, L.P. and Cedar Bay Realty Advisors, Inc.; Second Amendment of Administrative and Advisory Agreement dated August 21, 2000, between Cedar Income Fund Partnership, L.P. and Cedar Bay Realty Advisors, Inc.; and Third Amendment of the Administrative and Advisory Agreement dated as of January 1, 2002 between Cedar Income Fund Partnership, L.P. and Cedar Bay Realty Advisors, Inc., incorporated by reference to Exhibit 10.3 of Form 10-K for the year ended 2001 ("2001 10-K").

  (10.4) Standstill Agreement between Homburg Invest Inc., Richard Homburg and the Company dated January 18, 2002, incorporated by reference to
            Exhibit 10.4 of Form 10-K for the year ended 2001 ("2001 10-K").

  (10.5) Real Estate Purchase and Sale Agreement regarding the sale of Southpoint Parkway, Jacksonville, Florida, by and between Cedar Income Fund Partnership, L.P. and Southpoint Parkway Center, L.C. dated February 1, 2002, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 10, 2002; and Addendum Number One to Real Estate Purchase and Sale Agreement by and between Cedar Income Fund Partnership, L.P. and Southpoint Parkway Center, L.C., incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 20, 2002.

  (10.6) Subscription Agreement by and between Cedar Income Fund, Ltd. and Homburg Invest USA Inc., dated as of December 18, 2002.

  (10.7) Property Management Agreement by and between API Red Lion Shopping Center Associates and SKR Management Corp., dated as of January 1, 1995, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 13, 2002.

  (10.8) Assignment of Property Management Agreement by and between SKR Management Corp. and Brentway Management LLC, dated as of January 1, 1996, incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 13, 2002.

  (10.9) Standstill Agreement by and between Robert J. Ambrosi and ARC Properties, Inc. and Cedar Income Fund, Ltd., dated May 31, 2002, incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 13, 2002.

  (10.10) Purchase and Sale Agreement by and between Silver Circle Management Corp. and Leo S. Ullman and Philadelphia Cedar-RL, LLC, dated as of February 6, 2002, incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 13, 2002.

  (10.11)   Indemnity Agreement by Cedar-RL, LLC to and for the benefit of Leo
            S. Ullman, dated as of May 31, 2002, incorporated by reference to
            Exhibit 10.5 of Form 8-K filed on June 13, 2002.

  (10.12) Promissory Note between Cedar-RL, LLC to Silver Circle Management Corp., dated as of May 31, 2002, incorporated by reference to
            Exhibit 10.6 of Form 8-K filed on June 13, 2002.

  (10.13) Subordinate Pledge and Security Agreement by Cedar-RL, LLC and Silver Circle Management Corp., dated as of May 31, 2002, incorporated by reference to Exhibit 10.7 of Form 8-K filed on June 13, 2002.

  (10.14) Compensation Agreement between Cedar Income Fund, Ltd., Cedar Income Fund Partnership, L.P., SKR Management Corp., Cedar Bay Realty Advisors, Inc., Brentway Management LLC, Leo S. Ullman and ARC Properties, Inc., dated May 31, 2002, incorporated by reference to
            Exhibit 10.8 of Form 8-K filed on June 13, 2002.

  (10.15) Amended and Restated Limited Partnership Agreement of API Red Lion Shopping Center Associates, L.P., a New York Limited Partnership among Cedar-RL, LLC and Silver Circle Management Corp. and Philadelphia ARC-Cedar, LLC, dated as of May 31, 2002, incorporated by reference to Exhibit 11.11 of Form 8-K filed on June 13, 2002.

  (10.16) Warrant by Cedar Income Fund Partnership, L.P. to ARC Properties, Inc., dated as of May 31, 2002, incorporated by reference to Exhibit
            10.12 of Form 8-K filed on June 13, 2002.

  (10.17) Property Management Agreement by and between The Point Associates, L.P. and SKR Management Corp., dated as of December 1, 1994, incorporated by reference to Exhibit 10.17 of Form 8-K filed on June 13, 2002.

  (10.18) Assignment of Property Management Agreement by and between SKR Management Corp. and Brentway Management LLC, dated as of January 1, 1996, incorporated by reference to Exhibit 10.18 of Form 8-K filed on June 13, 2002.

  (10.19) Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated January 7, 2002; First Amendment to Agreement to

            Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated February 22, 2002; Second Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated February 24, 2002; Third Amendment to Agreement to Purchase Real Estate between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated March 1, 2002; Fourth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated March 8, 2002; Fifth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated March 13, 2002; Sixth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated March 15, 2002; and Seventh Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Income Fund Partnership, L.P. dated March 22, 2002 (collectively, the "Purchase Contract"), incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 17, 2002.

  (10.20) Agreement to Assign Agreement between Cedar Income Fund Partnership, L.P. as Assignor to Loyal Plaza Associates, L.P. as Assignee, made by and between Assignor and Loyal Plaza Venture, L.P. dated June __, 2002, incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 17, 2002.

  (10.21) Limited Partnership Agreement of Loyal Plaza Associates, L.P. between CIF-Loyal Plaza Associates, L.P. and Kimco Preferred Investor IV Trust dated June 28, 2002, incorporated by reference to
            Exhibit 10.3 of Form 8-K filed on July 17, 2002.

  (10.22) Limited Partnership Agreement of CIF-Loyal Plaza Associates, L.P. by and among CIF-Loyal Plaza Associates, L.P. and Cedar Income Fund Partnership, L.P. dated as of June 28, 2002, incorporated by reference to Exhibit 10.4 of Form 8-K filed on July 17, 2002.

  (10.23) Open-End Mortgage and Security Agreement in the amount of $14 million (Original Mortgage) by Loyal Plaza Venture, L.P. (Borrower) and Glimcher Loyal Plaza Tenant, L.P. (Tenant) (collectively referred to as Mortgagor) to Lehman Brothers Bank, FSB (Lender) dated May 31, 2001, incorporated by reference to Exhibit 10.5 of Form 8-K filed on July 17, 2002.

  (10.24) Loan Assumption and Modification Agreement by and among Loyal Plaza Associates, L.P. (Assuming Borrower), Cedar Income Fund, Ltd. (Assuming Principal), Loyal Plaza Venture, L.P. (Original Borrower), Glimcher Properties Limited Partnership (Glimcher) and Glimcher Loyal Plaza Tenant, L.P. (Tenant), in favor of LaSalle Bank National Association (Trustee) and LB-UBS Commercial Mortgage Trust 2001-C3 (Lender) dated as of July 2, 2002, incorporated by reference to
            Exhibit 10.6 of Form 8-K filed on July 17, 2002.

  (10.25) Property Management Agreement [Loyal Plaza] by and between Loyal Plaza Associates, L.P. and Brentway Management LLC dated as of June ___, 2002, incorporated by reference to Exhibit 10.11 of Form 8-K filed on July 17, 2002.

  (10.26) Post Closing Agreement regarding the Assumption by Loyal Plaza Associates, L.P. (Assuming Borrower) of that certain Loan evidenced by that certain Note dated May 31, 2001 payable by Loyal Plaza Venture, L.P. (Original Borrower) to Lehman Brothers Bank, FSB (Original Lender) as secured by that certain Open-End Mortgage and Security

            Agreement of even date to Glimcher Loyal Plaza Tenant, L.P. (Mortgage) currently held and owned by LaSalle Bank National Association (Trustee) of LB-UBS Commercial Trust 2001-C3 (Lender) dated July 2, 2002, incorporated by reference to Exhibit 10.13 of Form 8-K filed on July 17, 2002.

  (10.27) Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Income Fund Partnership, L.P., dated August 12, 2002, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 9, 2002.

  (10.28) First Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Income Fund Partnership, L.P., dated September 12, 2002, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 9, 2002.

  (10.29) Second Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Income Fund Partnership, L.P., dated as of October 31, 2002, incorporated by reference to Exhibit 10.3 of Form 8-K filed on December 9, 2002.

  (10.30) Third Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Income Fund Partnership, L.P., dated as of November 15, 2002, incorporated by reference to Exhibit 10.4 of Form 8-K filed on December 9, 2002.

  (10.31) Assignment and Assumption of Contract of sale between Cedar Income Fund Partnership, L.P. and Cedar-Camp Hill, LLC dated as of November __, 2002, incorporated by reference to Exhibit 10.5 of Form 8-K filed on December 9, 2002.

  (10.32) Limited Liability Company Agreement of Cedar-Camp Hill, LLC by Cedar Income Fund Partnership, L.P., effective as of November 1, 2002, incorporated by reference to Exhibit 10.6 of Form 8-K filed on December 9, 2002.

  (10.33) Property Management Agreement by and between Cedar-Camp Hill, LLC and Brentway Management LLC dated as of __________, 2002, incorporated by reference to Exhibit 10.7 of Form 8-K filed on December 9, 2002.

  (10.34) Loan Agreement by and between SWH Funding Corp. and Cedar Income Fund Partnership, L.P., dated as of November __, 2002, incorporated by reference to Exhibit 10.9 of Form 8-K filed on December 9, 2002.

  (10.35) Loan Agreement by and between Cedar-Camp Hill, LLC and Citizens Bank of Pennsylvania, executed on November 14, 2002, incorporated by reference to Exhibit 10.10 of Form 8-K filed on December 9, 2002.

  (10.36) Open-End Mortgage and Security Agreement between Cedar Camp Hill, LLC, Cedar Bay Realty Advisors, Inc. and Citizens Bank of Pennsylvania, executed on November 14, 2002, incorporated by reference to Exhibit 10.11 of Form 8-K filed on December 9, 2002.

  (10.37) Pledge and Security Agreement by Cedar Income Fund Partnership, L.P. and SWH Funding Corp. regarding that certain Loan Agreement; dated as of November 22, 2002, incorporated by reference to Exhibit 10.22 of Form 8-K filed on December 9, 2002.

  (10.38) Intercreditor Recognition Agreement among Citizens Bank of Pennsylvania, SWH Funding Corp., Cedar-Camp Hill, LLC and Cedar Income Fund Partnership, L.P., dated as of November 22, 2002, incorporated by reference to Exhibit 10.26 of Form 8-K filed on December 9, 2002.

  (21)      Listing of the Company's subsidiaries.