Form 10-Q
period 2003-03-31
CEDAR INCOME FUND LTD /MD/
filed 2003-05-15
CIK 761648

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended: March 31, 2003
                           Commission File No. 0-14510

                             CEDAR INCOME FUND, LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Maryland                   42-1241468
             -------------------------------    -------------------
             (State or other jurisdiction of     (I.R.S. Employer
             incorporation or organization)     Identification No.)

             44 South Bayles Avenue, Port Washington, New York 11050
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (516) 767-6492
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X   No __

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes __  No X

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                  Outstanding at May 14, 2003
           -------------------           ---------------------------
              Common Shares                       851,336

                             Cedar Income Fund, Ltd.
                             -----------------------

                                      INDEX

Part I. Financial Information

            Item 1.   Financial Statements

                      Consolidated Balance Sheets - March 31, 2003 (unaudited) and December 31, 2002

                      Consolidated Statements of Shareholders' Equity - March 31, 2003 (unaudited) and December 31, 2002

                      Consolidated Statements of Operations - Quarter Ended
                       March 31, 2003 and 2002 (unaudited)

                      Consolidated Statements of Cash Flows - Quarter Ended
                       March 31, 2003 and 2002 (unaudited)

                      Notes to Consolidated Financial Statements - March 31, 2003 (unaudited)

            Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

            Item 3.   Quantitative and Qualitative Disclosure of Market Risk

            Item 4.   Controls and Procedures

Part II. Other Information

            Item 6.   Exhibits and Reports on Form 8-K and 8-K/A


Signatures

Certifications

Part I. Financial Information
Item1. Financial Statements
                             Cedar Income Fund, Ltd.
                           Consolidated Balance Sheet

                                                                     March 31,
                                                                       2003              December 31,
                                                                    (unaudited)              2002
                                                                  ----------------      ----------------
Assets
Real estate
  Land                                                            $    28,844,000       $    24,741,000
  Buildings and improvements                                          115,645,000            98,893,000
                                                                  ---------------       ---------------
                                                                      144,489,000           123,634,000
  Less: accumulated depreciation                                       (3,120,000)           (2,396,000)
                                                                  ---------------       ---------------
Real estate, net                                                      141,369,000           121,238,000

Cash and cash equivalents                                               1,658,000             3,827,000
Cash at joint ventures and restricted cash                              2,272,000             2,883,000
Property deposits                                                         150,000               344,000
Real estate tax deposits                                                  554,000               627,000
Rents and other receivables, net                                          654,000               304,000
Prepaid expenses, net                                                   1,228,000               496,000
Deferred rental income                                                    551,000               432,000
Deferred charges, net                                                   2,901,000             2,987,000
                                                                  ---------------       ---------------
Total Assets                                                      $   151,337,000       $   133,138,000
                                                                  ===============       ===============

Liabilities and Shareholders' Equity
Liabilities
  Mortgage loans payable                                          $   109,047,000       $    93,537,000
  Loans payable                                                         6,737,000             7,464,000
  Accounts payable and accrued expenses                                 2,069,000             1,767,000
  Security deposits                                                       355,000               335,000
  Deferred liabilities                                                  5,413,000             5,195,000
  Advance rents                                                           623,000               468,000
                                                                  ---------------       ---------------
Total Liabilities                                                     124,244,000           108,766,000
                                                                  ---------------       ---------------

Minority Interests                                                     13,815,000            10,238,000

Limited partner's interest in consolidated
  Operating Partnership                                                 7,261,000             7,889,000
Series A preferred 9% convertible, redeemable
  Operating Partnership units                                           2,498,000             3,000,000
                                                                  ---------------       ---------------
                                                                        9,759,000            10,889,000
Shareholders' Equity
  Common stock  ($0.01 par value,
    50,000,000 shares authorized,
    851,336 and 694,411 shares issued and
    outstanding, respectively)                                              9,000                 7,000
Accumulated other comprehensive loss                                     (203,000)              (65,000)
Additional paid-in capital                                              3,713,000             3,303,000
                                                                  ---------------       ---------------
Total Shareholders' Equity                                              3,519,000             3,245,000
                                                                  ---------------       ---------------
Total Liabilities and Shareholders' Equity                        $   151,337,000       $   133,138,000
                                                                  ===============       ===============

Total Shareholders' Equity in the Company
 and limited partner's equity interest in
 Operating Partnership and minority interests                     $    27,093,000       $    24,372,000
                                                                  ===============       ===============

        See accompanying notes to the consolidated financial statements.

                             Cedar Income Fund, Ltd.
                             -----------------------
                 Consolidated Statements of Shareholders' Equity
                                   (unaudited)

                                                                                        Accumulated
                                                      Additional          Un-              other               Total
                                       Common          Paid-In        distributed      comprehensive        Shareholders'
                                        Stock          Capital         Net Income         income              Equity
                                    -------------   --------------   -------------   ------------------   ---------------

Balance at December 31, 2002             $ 7,000       $3,303,000          $    -         $    (65,000)       $ 3,245,000
Unrealized loss on change of
 fair value of cash flow hedge                 -                -               -             (138,000)          (138,000)
Issuance of warrants                           -           14,000               -                    -             14,000
Issuance of stock                            200           95,000               -                    -             95,200
Conversion of OP units to stock            1,400          500,000               -                    -            501,000
Net loss                                       -         (199,000)              -                    -           (199,000)
                                         -------       ----------          ------         ------------        -----------
 Balance at March 31, 2003               $ 8,600       $3,713,000          $    -         $   (203,000)       $ 3,519,000
                                         =======       ==========          ======         ============        ===========


        See accompanying notes to the consolidated financial statements.

                             Cedar Income Fund, Ltd.
                      Consolidated Statements of Operations
                                   (unaudited)


                                                                    For the three months ended
                                                                  March 31,                March 31,
                                                                    2003                     2002
                                                                -------------            -------------
REVENUE
  Rents                                                           $5,281,000               $2,500,000
  Interest                                                             3,000                   10,000
                                                                  ----------               ----------
Total Revenue                                                      5,284,000                2,510,000
                                                                  ----------               ----------

EXPENSES
  Operating, maintenance and management                            1,730,000                  604,000
  Real estate taxes                                                  620,000                  289,000
  General and administrative                                         523,000                  248,000
  Depreciation and amortization                                      841,000                  552,000
  Interest expense                                                 2,038,000                  921,000
                                                                  ----------               ----------
Total Expenses                                                     5,752,000                2,614,000
                                                                  ----------               ----------

Income (loss)                                                       (468,000)                (104,000)
Minority interests                                                  (134,000)                 (67,000)
Limited partner's interest                                           403,000                  118,000
                                                                  ----------               ----------
Net (loss)                                                        $ (199,000)              $  (53,000)
                                                                  ==========               ==========

Net (loss) per share                                              $    (0.24)              $    (0.08)
                                                                  ==========               ==========

Dividends to shareholders                                         $        -               $        -
Dividends to shareholders per share                               $        -               $        -
                                                                  ----------               ----------
Average number of shares outstanding                                 833,381                  692,111
                                                                  ==========               ==========


       See accompanying notes to the consolidated financial statements.

                        Cedar Income Fund, Ltd.
                 Consolidated Statements of Cash Flows
                              (unaudited)

                                                                              For the three months ended
                                                                            March 31,            March 31,
                                                                              2003                 2002
                                                                         ---------------       -------------

Cash Flow From Operating Activities
Net loss                                                                    $  (199,000)        $   (53,000)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
 Minority interest                                                              134,000              67,000
 Limited partner's interest in Operating Partnership                           (403,000)           (118,000)
 Distribution to minority interest partners                                    (296,000)                  -
 Depreciation and amortization                                                  672,000             552,000
 Straight line rent                                                            (119,000)            (80,000)
Changes in operating assets and liabilities:
 Increase in rent and other receivables                                        (350,000)           (206,000)
 Increase in prepaid expenses                                                  (732,000)           (389,000)
 Decrease in taxes held in escrow                                                73,000             400,000
 Increase in accounts payable and accrued expense                               302,000             235,000
 Security deposits collected, net                                                20,000             (16,000)
 Increase (decrease) in advance rents                                           155,000             (90,000)
                                                                            -----------         -----------
  Net cash (used in) provided by operating activities                          (743,000)            302,000
                                                                            -----------         -----------

Cash Flow From Investing Activities
 Expenditures for real estate and improvements                              (20,855,000)           (417,000)
 Decrease in  joint venture and restricted cash                                 611,000             513,000
 Decrease (increase) in property deposits                                       194,000            (150,000)
 Payment of deferred leasing costs                                              (62,000)           (214,000)
                                                                            -----------         -----------
  Net cash used in investing activities                                     (20,112,000)           (268,000)
                                                                            -----------         -----------

Cash Flow from Financing Activities
 Proceeds from mortgages                                                     15,769,000                   -
 Repayment of line of credit                                                   (577,000)                  -
 Repayment of loans payable                                                    (150,000)                  -
 Principal portion of scheduled mortgage payments                              (258,000)           (108,000)
 Contributions from minority interest partners                                3,740,000                   -
 Deferred financing and legal costs (net)                                       162,000            (508,000)
                                                                            -----------         -----------
  Net cash provided by (used in) financing activities                         18,686,000            (616,000)
                                                                            -----------         -----------

Net decrease in cash and cash equivalents                                    (2,169,000)           (582,000)
Cash and cash equivalents at beginning of the period                          3,827,000           2,872,000
                                                                            -----------         -----------
Cash and cash equivalents                                                   $ 1,658,000         $ 2,290,000
                                                                            ===========         ===========

Supplemental Disclosure of Cash Activities
Interest paid                                                               $ 1,967,122         $   839,000
                                                                            ===========         ===========

    See accompanying notes to the consolidated financial statements.

                            Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                  (unaudited)
                                  -----------

Note 1. Organization and Basis of Presentation

         Cedar Income Fund, Ltd. (the "Company"), organized in 1984 and qualified to operate as a real estate investment trust ("REIT"), focuses on the ownership, operation and redevelopment of community and neighborhood shopping centers located primarily in Pennsylvania and New Jersey. As of March 31, 2003, the Company owned eleven properties, aggregating approximately 2,000,000 square feet of rentable space. The Company has no employees and accordingly relies on Cedar Bay Realty Advisors, Inc. and its affiliates (collectively, "CBRA") to manage the affairs of, and provide other services to, the Company. The terms of the agreements and other information are further discussed in Note 7.

         Cedar Income Fund Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. The Company owns an approximate 29% economic interest in, and is the sole general partner of, the Operating Partnership. As of March 31, 2003, the consolidated financial statements of the Company include the accounts and operations of the Company and the Operating Partnership. The Operating Partnership has a 50% general partnership interest in The Point Shopping Center ("The Point"), a 20% general partnership interest in the Red Lion Shopping Center ("Red Lion"), a 25% general partnership interest in the Loyal Plaza Shopping Center ("Loyal Plaza"), and a 30% general partnership interest in the three Giant supermarket-anchored shopping centers, Fairview Plaza Associates, L.P. ("Fairview"), Halifax Plaza Associates, L.P. ("Halifax") and Newport Plaza Associates, L.P. ("Newport"). As the Company has operating control over the Operating Partnership, and the Operating Partnership exercises similar control over the other entities, all of the partnerships are included in the consolidated financial statements.

         The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (unaudited)
                                   -----------

Note 1. Organization and Basis of Presentation (continued)

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

         In December 2002, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principals Board ("APB") Opinion No. 28. "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

         SFAS 123, as amended by SFAS 148, establishes financial accounting and reporting standards for stock based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). The Company has elected to continue using Opinion No. 25 and make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS 123 had been applied.

         In 1998, the Company's shareholders approved an incentive stock option plan authorizing the issuance of option grants for up to 500,000 shares. During 2001, the Company granted to each of its five directors then in office, options to purchase 10,000 shares at $3.50 per share, the market value of the Company's common stock on the date of the grant.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (unaudited)
                                   -----------

Note 1. Organization and Basis of Presentation (continued)

         The following table sets forth, on a pro forma basis, the net loss and net loss per share as if the fair value method of accounting defined in SFAS 123 had been applied.

Pro Forma Basic Net Loss Per Share

                                                                   For the quarter ended March 31,
                                                                     2003                   2002
                                                                --------------         --------------
Net loss as reported                                               $199,000                $53,000
Adjustment to amortize the value of options granted                   4,000                  4,000
Pro forma loss                                                     $203,000                $57,000
                                                                   ========                =======

Outstanding shares                                                  833,381                692,111

Note 2. Supplemental Cash Flow Disclosures

         During the first quarter of 2003, 138,000 shares of common stock were issued in exchange for 552 Series A cumulative redeemable preferred Operating Partnership units, and 19,000 shares of common stock were issued at $5.00 per share to vendors for services rendered.

Note 3. Cash at Joint Ventures and Restricted Cash

         Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint venture and that distributions to the general and limited partners be strictly controlled. These arrangements to date have not resulted in any significant liquidity shortfalls at the Company or the partnership level; however, the Company or any combination of the joint venture partnerships could suffer a liquidity crisis while other members of the group have sufficient liquidity. Cash at joint ventures and restricted cash amounted to approximately $2.3 million at March 31, 2003.

Note 4. Acquisition and Disposition Activity

In February 2003, the Company completed the acquisition of a 30% general partnership interest in three Giant supermarket-anchored shopping centers with an aggregate gross leaseable area of approximately 190,000 sq. ft. in the Harrisburg, Pennsylvania area. The centers cost approximately $20.8 million. The Company's general partnership interest cost $1.16 million and the limited partner, which is affiliated with the limited partner in the Loyal Plaza partnership, invested $3.74 million. The terms of the partnership agreement provide that the limited partner receive a preferential return of 12.5% on its investment before the Company is entitled to receive any distributions. The

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (unaudited)
                                   -----------

Note 4. Acquisition and Disposition Activity (continued)

balance of the purchase price was financed by three separate mortgage loans aggregating approximately $15.9 million. One loan, in the amount of approximately $6.1 million with a term of ten years, has a fixed rate of 5.64%. The Company entered into interest rate swaps for the entire amount and for the seven year terms of the other two loans (approximately $ 4.3 million and $5.5 million), resulting in a fixed rate of 6.43%. The blended interest rate for the three loans is 6.09%. The Company intends to account for the acquisition in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations," ("SFAS 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Intangibles" ("SFAS 142"), and is currently in the process of analyzing the fair value of its in-place leases; and, consequently, no value has yet been assigned to the leases.

Note 5. Line of Credit and SWH Financing

         Effective as of March 16, 2003, the Company entered into a new line of credit facility for a one-year period. The credit facility has a $2 million limit, provided, however, that only $1 million is available until the SWH financing has been repaid. The line bears interest on the outstanding balance at the greater of 6% or the bank's prime rate plus 1%. During the first quarter, the Company also exercised its rights under the SWH financing to utilize the $150,000 per month alternate amortization schedule under the loan agreement.

Note 6. Intangible Lease Asset/Liability

         On July 1, 2001 and January 1, 2002, the Company adopted SFAS 141 and SFAS 142, respectively. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles. As part of the acquisition of real estate assets, the Company determines whether an intangible asset or liability related to above- or below-market leases, was acquired as part of the acquisition of the real estate. As a result of adopting the standards, amounts totaling $5,117,000 have been recorded as intangible lease liabilities, relating to above and below market lease arrangements for properties acquired in 2002. The intangible assets and liabilities are recorded at their estimated fair market values at the date of acquisition, and are amortized over the remaining term of the respective lease to rental income. Such amortization amounted to $169,000 during the first quarter of 2003 and $0 during the first quarter of 2002. The weighted average amortization period for the intangible lease liabilities was approximately eight years.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (unaudited)
                                   -----------

Note 6. Intangible Lease Asset/Liability (continued)

These intangibles will be amortized as follows:

     For the year ending December 31:
           2003                                  $    719,000
           2004                                       678,000
           2005                                       642,000
           2006                                       577,000
           2007                                       591,000
        Thereafter                                  1,764,000
                                                 ------------
                                                 $  4,971,000
                                                 ============

Note 7. Related Party Transactions

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

         Pursuant to the Advisory Agreement, effective as of January 1, 2002, CBRA will earn a disposition or acquisition fee, as applicable, equal to 1% of the sale/purchase price; no other fees will be payable in connection with such transactions. All accrued acquisition fees are included in accounts payable at March 31, 2003.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (unaudited)
                                   -----------

Note 7. Related Party Transactions (continued)

         The following is a schedule of acquisition and disposition fees paid, accrued, or deferred by the Company to CBRA for the quarter ended March 31, 2003 and for the year ended December 31, 2002:

Property                            Deferred (1)          Paid             Accrued             Total
-------------------------------     -------------      ------------      -------------      ------------
2003 Transactions
-----------------
Three Giant supermarket-
anchored shopping centers            $         -        $        -        $   180,000        $  180,000
                                     ----------         ----------        -----------        ----------
Totals                               $         -        $        -        $   180,000        $  180,000
                                     ==========         ==========        ===========        ==========

2002 Transactions
-----------------
Southpoint                           $         -        $   47,000        $         0        $   47,000
Red Lion                                       -            44,000                  -            44,000
Loyal Plaza                                    -                 -            183,000           183,000
Camp Hill                                      -                 -            172,000           172,000
LA Fitness                                     -            60,000                  -            60,000
                                     ----------         ----------        -----------        ----------
Totals                               $         -        $  107,000        $   399,000        $  506,000
                                     ==========         ==========        ===========        ==========

(1) During 2001, the Advisory Agreement was modified and CBRA agreed to defer certain fees of $195,700 and to ultimately waive such fees if the Agreement is not terminated before December 31, 2004.

         The following is a schedule of management, administrative, advisory, legal, leasing and loan placement fees paid to CBRA or its affiliates:

                                                    For the quarters ending March 31,
                                                    2003                         2002
                                                 -----------                  -----------

Management Fees                     (1)            $ 203,000                    $ 102,000
Construction Management             (2)            $       -                    $  20,000
Leasing Fees                        (3)            $       -                    $ 260,000
Administrative and Advisory         (4)            $ 159,000                    $  90,000
Legal                               (5)            $  58,000                    $  29,000
Loan Placement Fees                 (6)            $       -                    $       -

(1)  Management fees are calculated at 3%-4% of gross revenues collected.
(2)  Construction management fees are calculated at 5% of construction costs.
(3)  Leasing fees are calculated at 4%-4.5% of a new tenant's base rent.
(4) Monthly administrative and advisory fees are equal to 1/12 of 3/4 of 1% of the estimated current value of real estate assets of the Company plus 1/12 of 1/4 of 1% of the estimated current value of all other assets of the Company.
(5) Legal fees are paid to an affiliate of CBRA for the services provided by Stuart H. Widowski, Esq., in-house counsel.
(6) Loan placement fees are calculated at 1% of the loan cost up to a maximum of $100,000.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (unaudited)
                                   -----------

Note 7. Related Party Transactions (continued)

         Homburg Invest (USA) Inc. ("Homburg USA"), a wholly-owned U.S. subsidiary of Homburg Invest Inc. (approximately 72% owned by Richard Homburg), a real estate company listed on the Toronto (Canada) Stock Exchange, and which owns 21.6% of the Company's common shares outstanding, purchased on December 24, 2002 for $3 million, 3,300 convertible preferred Operating Partnership units at $909.09 with a liquidation value of $1,000 each and a preferred distribution rate of 9%. The Board subsequently elected Mr. Homburg a Director of the Company to serve alongside Frank Matheson who is also a Director of the Company and an officer of Homburg Invest (USA) Inc. During January 2003, 138,000 shares of common stock were issued to Homburg USA in exchange for 552 preferred operating partnership units.

         The issuance of common stock to Homburg USA may result in the disqualification of the Company's status as a REIT in 2003. If Richard Homburg, directly or indirectly, together with the four other largest shareholders of the Company, were to own, during the second half of any calendar year, more than 50% of the value of the Company, it would fail to meet the "five or fewer" test (five or fewer individual shareholders owning more than 50%) for continued REIT status. The loss of REIT status, while creating no immediate income taxes for the Company or its shareholders, would mean, among other things, that the Company would be taxed as if it were a "C" corporation on future net taxable income and capital gains. Additionally, the Company would generally be disqualified for federal income tax purposes as a REIT for the four taxable years following disqualification. The Company does not presently expect to have taxable income for the year ended December 31, 2003, and as such does not contemplate paying dividends during 2003. The Company believes that as of the date of this filing, it is in full compliance with the REIT provisions of the Internal Revenue Code, and will continue to monitor the situation closely.

Note 8. Interest Rate Hedges

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

         During the first quarter of 2003, the Company entered into two interest rate swaps to hedge the Company's exposure to changes in interest rates with respect to $9.8 million of LIBOR based variable rate debt. The swap agreements provide for a fixed all-in rate of 6.43% and extend through the seven year term of the loans.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (unaudited)
                                   -----------

Note 8. Interest Rate Hedges (continued)

         As of March 31, 2003, unrealized losses of $616,000 representing the change in fair value of the aforementioned swaps were reflected 33% or approximately $203,000 in accumulated other comprehensive loss, a component of shareholder's equity, and 67% or approximately $413,000 is reflected in the limited partner's interest.

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

Note 9. Earnings Per Share

     In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") ("SFAS 128"), basic EPS are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As the Company reported a net loss during the first quarter of 2003 and 2002, diluted EPS are not presented.

Note 10. Subsequent Events

         During, the second quarter of 2003, the Company acquired a 15% general partnership interests in Pine Grove Shopping Center, a 79,000 sq. ft. center in Browns Mills, New Jersey, and Swede Square, a 101,000 sq. ft. center in East Norriton, Pennsylvania. The Pine Grove Shopping Center cost approximately $8.3 million and was financed in part by a $6 million first mortgage of which the Company guaranteed $1.8 million. Swede Square cost approximately $8 million and was financed in part by a $5 million first mortgage. Homburg USA, a related party (see Note 7), supplied substantially all of the equity required for the two acquisitions through limited partner interests. The terms of the partnership agreements provide, among other things, that the limited partner receive a 12% preferential return prior to any distributions to the Company. In addition, the Company has the option to purchase the limited partner's interest provided that the limited partner receives a 15% annualized rate of return from the acquisition date through the effective date of the exercise of the option.

                             Cedar Income Fund, Ltd.
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (unaudited)
                                   -----------


Note 10. Subsequent Events (continued)

         During the second quarter of 2003, the Company entered into a proposed net lease transaction with regard to a shopping center in Philadelphia, Pennsylvania. In connection therewith, the Company made a non-refundable deposit of $1 million borrowed from its unsecured line of credit. The Company is currently seeking a joint venture partner and or other financing arrangements for this transaction. In the event that the Company is unable to make such arrangements the $1 million dollar deposit would be at risk.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations

Forward-Looking Statements

         Statements made or incorporated in this Form 10-Q include certain forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express the Company's belief, expectations or intentions regarding future performance or future events or trends. We caution you that, while forward-looking statements reflect good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company's control. Certain factors that might cause such a difference include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the eastern United States in particular; the financial viability of our tenants; the continuing availability of retail center acquisitions, development and redevelopment opportunities on favorable terms; the availability of equity and debt capital in the public markets; the fact that returns from development, redevelopment and acquisition activity may not be at expected levels; the Company may be unable to realize the level of proceeds from property sales as initially expected; inherent risks in ongoing redevelopment and development projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of redevelopment and development efforts, and market factors involved in the pricing of material and labor; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due. Reference is made to the statements under the caption "Risk Factors" included in the Company's Form 10-K for 2002.

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

         The consolidated financial statements of the Company include the accounts and operations of the Company and the Operating Partnership in which the Company has a 33% general partnership interest. The Operating Partnership has a 50% general partnership interest in The Point, a 20% general partnership interest in Red Lion, a 25% general partnership interest in Loyal Plaza and a 30% general partnership interest in the three Giant anchored centers purchased

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations (continued)

Basis of Presentation and Consolidation Policy (continued)

during the first quarter. As the Company has operating control over the Operating Partnership, and the Operating Partnership exercises similar control over the other entities, all of the partnerships are included in the consolidated financial statements.

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

         In October 2001, the FASB issued Statement of Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations (continued)

Real Estate Investments and Real Estate Held For Sale (continued)

Long-Lived Assets to be Disposed Of." It also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The Company adopted SFAS 144 on January 1, 2002. Accordingly, the Company periodically evaluates its real estate to determine if any impairment has occurred.

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

Deferred Charges

         Deferred charges consist of leasing commissions incurred in leasing the Company's properties. Such charges are amortized using the straight-line method over the term of the relevant lease. In addition, deferred charges include costs incurred in connection with securing long-term debt, including the costs of entering into interest rate protection agreements. Such costs are amortized over the term of the relevant agreement.

Derivative Financial Instruments

         Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended. SFAS 133 establishes accounting and reporting standards for derivative instruments. This accounting standard requires the Company to measure derivative instruments at fair value and to record them in the Consolidated Balance Sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company's derivative investments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges the ineffective portion of a derivative's change in fair value is immediately recognized in earnings, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in shareholders' equity as accumulated other comprehensive income (loss).

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations (continued)

Derivative Financial Instruments (continued)

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

Earnings Per Share

         In accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("EPS") ("SFAS 128"), basic EPS are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Stock Option Plans and Warrants

         In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends SFAS 123 "Accounting for Stock-Based Compensation" to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28. "Interim Financial Reporting" to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations (continued)

Stock Option Plans and Warrants (continued)

         SFAS 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25"). The Company has elected to continue using Opinion No. 25 and make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS 123 had been applied.

          The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with SFAS 123 and EITF 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services", based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable with charges taken into operations over the period goods and services are received.

Recent Accounting Pronouncements

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 significantly changes the current practice in the accounting for, and disclosure of, guarantees. Guarantees and indemnification agreements meeting the characteristics described in FIN 45 are required to be initially recorded as a liability at fair value. FIN 45 also requires a guarantor to make significant new disclosures for virtually all guarantees even if the likelihood of the guarantor having to make payment under the guarantee is remote. The disclosure requirements within FIN 45 are effective for financial statements for annual or interim periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 on January 1, 2003. The result of this adoption did not have a material effect on the results of operations or the financial position of the Company.

         In January 2003, FASB Interpretation No. 46 was issued, "Consolidation of Variable Interest Entities" ("FIN 46"), which explains how to identify variable interest entities ("VIE") and how to assess whether to consolidate such entities. The provisions of this interpretation are immediately effective for VIE's formed after January 31, 2003. For VIEs formed prior to January 31, 2003, the provisions of this interpretation apply to the first fiscal year or interim period beginning after June 15, 2003. Management has not yet determined whether any of its consolidated entities in existence on January 31, 2003 represent variable interest entities pursuant to such interpretation. Such determination could result in a change in the Company's consolidation policy related to such entities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations (continued)

Results of Operations

         During the first quarter of 2003, the Company acquired a 30% general partnership interest in three shopping centers with an aggregate purchase price of $20.8 million. During the second quarter of 2002, the Company acquired a 20% general partnership interest in one shopping center from a related party, based on a property value of $23 million. The Company also sold one office property for a gross sales price of approximately $4.4 million, which resulted in a loss of $49,000. During the third quarter of 2002, the Company acquired a 25% general partnership interest in one shopping center with an aggregate purchase price of approximately $18.3 million. During the fourth quarter of 2002, the Company acquired a 100% interest in a property with a purchase price of $ 17.2 million and acquired a 50% general partnership interest in a seven-acre parcel of land on which the partnership commenced construction, during the first quarter of 2003, of a 41,000 sq. ft. health club facility.

         Differences in results of operations between the first quarter of 2003 and the first quarter of 2002 were driven largely by the Company's acquisition and disposition activity. Net loss before the loss on sale of properties, and income allocated to minority interest, increased approximately $359,000 from a net loss of $109,000 in the first quarter of 2002 to a net loss of $468,000 in the first quarter of 2003. Net loss attributable to common shareholders increased approximately $146,000 from a net loss of $53,000 in the first quarter of 2002 to a net loss of $199,000 in the first quarter of 2003. Net loss per share increased $0.15 from a net loss per share of $0.08 in the first quarter of 2002 to a net loss per share of $0.23 in the first quarter of 2003.

         Results of operations for properties consolidated for financial reporting purposes and held throughout both the first quarter of 2002 and the first quarter of 2003 included four properties. Results of operations for properties consolidated for financial reporting purposes and purchased or sold subsequent to January 1, 2002 through March 31, 2003 included eight properties. As of March 31, 2003, the Company owned eleven shopping center properties.

Revenue and Expenses

                                             Quarter ended
                                         March 31,     March 31,                  Acquisitions/    Held in
                                           2003          2002        Difference    dispositions  both years
                                      ---------------------------------------------------------------------
Rents                                   $5,281,000    $2,504,000    $ 2,777,000    $ 2,790,000    $(13,000)
Property expenses                        2,368,000       893,000      1,475,000      1,161,000     314,000
Depreciation & amortization                841,000       552,000        289,000        269,000      20,000
Interest expense                         2,038,000       921,000      1,117,000        964,000     153,000
General & administrative expense           478,000       191,000        287,000              -           -

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations (continued)

Results attributable to acquisition and disposition activities

         Rents increased from approximately $2,500,000 in the first quarter of 2002 to approximately $5,300,000 in the first quarter of 2003, a net increase of approximately $2,800,000 or 112%. Such net increase is attributable to the Company's acquisition and disposition activities.

         Property expenses, excluding depreciation, amortization and interest expense, increased from approximately $893,000 in the first quarter of 2002 to approximately $2,368,000 in the first quarter of 2003, a net increase of approximately $1,475,000 or 165%. Such increase reflects approximately $1,161,000 attributable to the Company's acquisition activities, and approximately $314,000 attributable to properties held in both years.

         Depreciation and amortization increased from approximately $552,000 in the first quarter of 2002 to approximately $841,000 in the first quarter of 2003, a net increase of approximately $288,000 or 52%. Such increase reflects approximately $269,000 attributable to the Company's acquisition activities, and approximately $20,000 attributable to properties held in both years.

          Interest expense increased from approximately $921,000 in the first quarter of 2002 to approximately $2,038,000 in the first quarter of 2003, a net increase of approximately $1,117,000 or 121%. Such increase reflects approximately $964,000 attributable to the Company's acquisition activities, and approximately $153,000 attributable to properties held in both years.

         General and administrative expense increased approximately $287,000 to $478,000 in the first quarter of 2003 from approximately $191,000 in the first quarter of 2002, a change of 150%. The increase is primarily the result of the Company's growth throughout both years.

Results for properties fully operating throughout both years

         Rental income for Port Richmond L.L.C. 1 ("Port Richmond"), Academy Plaza L.L.C. 1 ("Academy Plaza"), Washington Center L.L.C. 1 ("Washington Center'), and The Point Associates, L.P. ("The Point Associates"), the only properties fully operating throughout the first quarters of both years, decreased by approximately $13,000 from $2,218,000 in the first quarter of 2002 to $2,206,000 in the first quarter of 2003. Property expenses increased $314,000 from approximately $710,000 during the first quarter of 2002 to $1,024,000 during the first quarter of 2003. The increase in property expenses for the quarter ended March 31, 2003 is attributable to (1) an increase in snow removal costs of approximately $94,000, (2) an increase in real estate taxes of $66,000 resulting from a second quarter 2002 re-assessment following the completion of The Point redevelopment project, and (3) an increase of $94,000 in bad debt expense principally attributable to disputed common area maintenance ("CAM") charges with a major tenant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations (continued)

Net Cash Flows

Operating Activities

         Net cash flow provided by (used in) operating activities increased from $302,000 during the first quarter of 2002 to $(743,000) during the first quarter of 2003. The change of $1,045,000 is primarily attributable to increases in rent and other receivables and prepaid expenses, offset in part by a decrease of taxes held in escrow.

Investing Activities

         Net cash flow used in investing activities increased to approximately $20,112,000 during the first quarter of 2003, from approximately $268,200 in the first quarter of 2002. During the first quarter of 2003, the Company completed the acquisitions of three shopping centers located in Pennsylvania aggregating 190,000 square feet for a cost of approximately $20,800,000.

Financing Activities

         Net cash flow provided by (used in) financing activities increased to approximately $18,686,000 in the first quarter of 2003 from approximately $(616,000) during the first quarter of 2002. The change of approximately $19,300,000 was primarily the result of the Company borrowing approximately $16,000,000 and the receipt of $3,740,000 in equity contributions from limited partners to fund the acquisitions of three shopping centers, and the capital expenditures necessary to improve and lease its properties.

Liquidity and Capital Resources

         The Company funds its operating expenses primarily from operating cash flows, although, if needed, the Company may also use its bank line of credit for this purpose. The Company funds acquisitions, developments, and other capital expenditures primarily from available cash, property-specific mortgage indebtedness, joint venture partner equity contributions, its line of credit, and to a lesser extent, operating cash flows. The Company may also acquire properties through the issuance of limited partnership Units of the Operating Partnership. Additionally, the Company may dispose of certain properties, reinvesting the proceeds from such dispositions into properties with better growth potential or more consistent with its strategic focus.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations (continued)

Liquidity and Capital Resources (continued):

         The Company's financial liquidity is provided by $1,658,000 in cash and cash equivalents at March 31, 2003 and by the unused balance of its bank line of credit. In March 2003, the Company entered into a new line of credit that will contribute to its liquidity during 2003 (see below). The Company also believes that it has sufficient flexibility to fund its operations for at least the next twelve months including required payments in connection with the SWH financing (based on a $150,000 alternative monthly amortization schedule provided for in the SWH loan documents and adopted by the Company on April 1, 2003), property level capital expenditures, tenant improvements, leasing costs and mortgage and other scheduled principal payments.

         The Company's ability, however, to meet these obligations is dependent in large part on its ability to attract joint venture partners or make other suitable financing arrangements with respect to acquisition agreements and redevelopment projects undertaken by the Company. With respect to the Camp Hill redevelopment project, and as a result of preliminary discussions with several potential partners, the Company believes it will be successful in arranging a transaction to finance the redevelopment project, however, no assurances can be given that such an arrangement will ultimately be finalized.

         During the second quarter of 2003, the Company entered into a proposed net lease transaction with regard to a shopping center in Philadelphia, Pennsylvania. In connection therewith, the Company made a non-refundable deposit of $1 million fully utilizing the amount available from its unsecured line of credit. The Company is currently seeking a joint venture partner and or other financing arrangements for this acquisition. In the event that the Company is unable to make such arrangements, the $1 million deposit would be at risk.

         In March 2002, the Company entered into a one-year $1 million unsecured line of credit facility with North Fork Bank, Melville, New York. The line of credit bore interest at the greater of 6% or the bank's prime rate plus 1%. The line of credit was repaid on January 26, 2003. During March 2003, the Company entered into a new line of credit facility with North Fork Bank for a one-year period. The line bears interest at the greater of 6% or the bank's prime rate plus 1%. The new credit facility has a $2 million limit, provided, however, that only $1 million will be available until the SWH financing has been repaid.

Capital Strategy

         The Company focuses its investment activities on community and neighborhood shopping centers, primarily located in Pennsylvania and New Jersey, anchored principally by regional and national grocery store chains. The Company continues to seek acquisition opportunities where it can utilize its experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in markets beyond the Pennsylvania and New Jersey area provided such opportunities were consistent with its focus, had the potential to create favorable investment returns and increased value to its shareholders, and could be effectively controlled and managed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results Operations (continued)

Funds from Operations

         Management believes that funds from operations ("FFO") is an appropriate measure of performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts ("NAREIT") as net income or loss excluding gains or losses from debt restructuring and sales of properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income, as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

         As all companies and analysts do not calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

The following table represents the Company's FFO calculation for the quarters ended,

                                                                                                  March 31,      March 31,
                                                                                                    2003           2002
                                                                                               -----------------------------
Net (loss) income before limited partner's
  interest in Operating Partnership                                                               $ (602,000)    $ (171,000)
Add (Less):
 Limited partner's interest in the
   Operating Partnership                                                                             403,000        118,000
                                                                                                  -------------------------
Net (loss) income available to common shareholders                                                  (199,000)       (53,000)

Add (less) Company's share of the following items:
Depreciation                                                                                         239,000         94,000
Minority interest                                                                                     44,000         21,000
Amount distributable to minority partners                                                           (129,000)       (40,000)
                                                                                                  -------------------------
Basic and diluted funds (used in) from operations                                                 $  (45,000)    $   22,000
                                                                                                  =========================

Weighted average shares outstanding                                                                  833,000        692,000

The following table represents the Company's and the Operating Partnership's FFO calculation for the quarters ended,

                                                                                                  March 31,      March 31,
                                                                                                    2003           2002
                                                                                               -----------------------------
Net (loss) income before limited partner's
  interest in Operating Partnership                                                               $ (602,000)    $ (171,000)
Add (Less):
 Limited partner's interest in the
   Operating Partnership                                                                             403,000        118,000
                                                                                                  -------------------------
Net (loss) income available to common shareholders                                                  (199,000)       (53,000)

Add (less) Company's share of the following items:
Limited partner's interest                                                                          (403,000)      (118,000)
Depreciation                                                                                         725,000        302,000
Minority interest                                                                                    134,000         67,000
Amount distributable to minority partners                                                           (391,000)      (128,000)
                                                                                                  -------------------------
Basic and diluted funds (used in ) from operations                                                $ (134,000)    $   70,000
                                                                                                  =========================

Weighted average shares/units outstanding (1)                                                      2,534,000      2,393,000

(1) Assumes conversion of 1,701,000 limited partnership units of the Operating Partnership.

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

         The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of March 31, 2003, the Company has interest rate swaps on three of its mortgage loans. These derivatives had a change in fair value of approximately $616,000, of which $203,000 was recognized in other comprehensive income and the remaining $413,000 was recognized as the limited partner's interest in consolidated Operating Partnership.

         The Company's interest rate risk is monitored using a variety of techniques. As of March 31, 2003, long-term debt consisted of fixed-rate secured mortgage indebtedness, fixed-rate unsecured notes, variable rate secured mortgage notes, and a variable rate line of credit facility. The average interest rate on the $88 million of fixed rate secured mortgage indebtedness outstanding at March 31, 2003 was 7.5%, with maturities at various dates through 2013. The weighted average interest rate on the Company's line of credit at March 31, 2003 was 6%. There was no outstanding balance on the line of credit at March 31, 2003.

Item 4. Controls and Procedures

         The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company with the SEC and assists the Company's Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company's SEC reports. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company's principal executive and financial officers have evaluated its disclosure controls and procedures within ninety days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

                             Cedar Income Fund, Ltd.
                             -----------------------



Part II       Other Information


Item 6.       Exhibits and Reports on Form 8-K

              8-K reporting under Item 5 on the investment of funds to Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P., filed January 7, 2003;
              8-K/A reporting under Item 7 on the financial statements, revenues and certain expenses in connection with the acquisition of the Camp Hill Mall, filed February 5, 2003; and
              8-K reporting under Item 2 on the acquisition of the three Giant supermarket-anchored shopping center properties located in Pennsylvania, filed February 21, 2003.


Exhibit 99.   Section 906 Certifications

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CEDAR INCOME FUND, LTD.


Leo S. Ullman                                   Thomas J O'Keeffe
-----------------------------------             --------------------------------
Leo S. Ullman                                   Thomas J O'Keeffe
Chairman of the Board and President             Chief financial Officer
(Principal executive officer)                   (Principal financial officer)



Ann Maneri
-----------------------------------
Ann Maneri
Controller
(Principal accounting officer)


May 15, 2003

                                  CERTIFICATION
                                  -------------

         I, Leo S. Ullman, Chief Executive Officer of Cedar Income Fund, Ltd. the "Company"), certify that:

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

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date:  May 15, 2003

                                        Leo S. Ullman
                                        --------------------------------
                                        Leo S. Ullman
                                        Chief Executive Officer

                                  CERTIFICATION
                                  -------------

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


    Date:  May 15, 2003

                                     Thomas J. O'Keeffe
                                     -------------------------------
                                     Thomas J. O'Keeffe
                                     Chief Financial Officer

                                  CERTIFICATION
                                  -------------


I, Leo S. Ullman, Chief Executive Officer of the Cedar Income Fund, Ltd. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1. The quarterly report on Form 10-Q of the Company for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 15th day of May,
2003.


                                  Leo S. Ullman
                                  ---------------------------------------
                                  Leo S. Ullman, Chief Executive Officer


                                  A signed original of this written statement required by Section 906 has been provided to Cedar Income Fund, Ltd. and will be retained by Cedar Income Fund, Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.



I, Thomas J. O'Keeffe, Chief Financial Officer of the Cedar Income Fund, Ltd. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

1.  The quarterly report on Form 10-Q of the Company for the period ended
    March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2. The information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 15th day of May,
2003.


                                  Thomas J. O'Keeffe
                                  -------------------------------------------
                                  Thomas J. O'Keeffe, Chief Financial Officer


                                  A signed original of this written statement required by Section 906 has been provided to Cedar Income Fund, Ltd. and will be retained by Cedar Income Fund, Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.