Form 10-Q
period 2003-06-30
CEDAR SHOPPING CENTERS INC
filed 2003-08-13
CIK 761648

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended: June 30, 2003
                           Commission File No. 0-14510

                          CEDAR SHOPPING CENTERS, INC.
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

                             Cedar Income Fund, Ltd.
   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X   No __
            ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes __  No X
                   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                                    Outstanding at August 13, 2003
------------------------                         ------------------------------
    Common Shares                                         1,427,000

                          Cedar Shopping Centers, Inc.

                                      INDEX

Part I.  Financial Information

                Item 1.        Financial Statements

                               Consolidated Balance Sheets - June 30, 2003
                               (unaudited) and December 31, 2002

                               Consolidated Statements of Shareholders' Equity - June 30, 2003 (unaudited) and December 31, 2002

                               Consolidated Statements of Operations - Three and Six Month Periods Ended June 30, 2003 and 2002 (unaudited)

                               Consolidated Statements of Cash Flows - Six Month Period Ended June 30, 2003 and 2002 (unaudited)

                               Notes to Consolidated Financial Statements -
                               June 30, 2003  (unaudited)

                Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                Item 3.        Quantitative and Qualitative Disclosure of
                               Market Risk

                Item 4.        Controls and Procedures


Part II.   Other Information

                Item 6.  Exhibits and Reports on Form 8-K


Signatures

Part I. Financial Information
Item1. Financial Statements

                          Cedar Shopping Centers, Inc.
                           Consolidated Balance Sheet

                                                                   June 30,
                                                                     2003             December 31,
                                                                  (unaudited)             2002
                                                               ------------------   -----------------
Assets
 Real estate
 Land                                                                $34,575,000         $24,741,000
 Buildings and improvements                                          137,856,000          98,893,000
                                                              ------------------   -----------------
                                                                     172,431,000         123,634,000
 Less accumulated depreciation                                        (3,916,000)         (2,396,000)
                                                              ------------------   -----------------
Real estate, net                                                     168,515,000         121,238,000

 Cash and cash equivalents                                             1,117,000           3,827,000
 Cash in joint ventures and restricted cash                            2,818,000           2,883,000
 Property deposits and prepaid closing costs                           3,438,000             344,000
 Real estate tax deposits                                              1,015,000             627,000
 Rents and other receivables, net                                        495,000             304,000
 Prepaid expenses, net                                                   853,000             496,000
 Deferred rent receivable                                                739,000             432,000
 Deferred charges, net                                                 3,506,000           2,987,000
                                                              ------------------   -----------------
Total Assets                                                        $182,496,000        $133,138,000
                                                              ==================   =================

Liabilities and Shareholders' Equity
Liabilities
 Mortgage loans payable                                             $130,566,000         $93,537,000
 Loans payable                                                         9,767,000           7,464,000
 Accounts payable and accrued expenses                                 2,380,000           1,767,000
 Security deposits                                                       427,000             335,000
 Deferred liabilities                                                  6,581,000           5,195,000
 Advance tenant payments                                                 917,000             468,000
                                                              ------------------   -----------------
Total Liabilities                                                    150,638,000         108,766,000
                                                              ------------------   -----------------

Minority interests                                                    18,915,000          10,238,000

Limited partner's interest in consolidated
 Operating Partnership                                                 7,026,000           7,889,000
Series A preferred 9% convertible, redeemable
 Operating Partnership units                                           3,000,000           3,000,000
                                                              ------------------   -----------------
                                                                      10,026,000          10,889,000
Shareholders' Equity Common stock ($0.01 par value,
 50,000,000 shares authorized,
 1,427,000 and 1,389,000 shares issued
 and outstanding, respectively)                                           14,000              14,000
Accumulated other comprehensive loss                                    (276,000)            (65,000)
Additional paid-in capital                                             3,179,000           3,296,000
                                                              ------------------   -----------------
Total Shareholders' Equity                                             2,917,000           3,245,000
                                                              ------------------   -----------------
Total Liabilities and Shareholders' Equity                          $182,496,000        $133,138,000
                                                              ==================   =================

Total Shareholders' Equity in the Company
 and limited partner's (equity) interest in
 Operating Partnership and minority interests                        $31,858,000         $24,372,000
                                                              ==================   =================

      See the accompanying notes to the consolidated financial statements.

                          Cedar Shopping Centers, Inc.
                 Consolidated Statements of Shareholders' Equity
                                   (unaudited)

                                          Common Stock                                        Accumulated
                                     -----------------------   Additional         Un-            Other            Total
                                                  $0.01 par      Paid-In      Distributed    Comprehensive    Shareholders'
                                       Shares       value        Capital      Net Income         Loss             Equity
                                     -----------   ---------  --------------  ------------  ----------------  ---------------
Balance at December 31, 2002         $1,427,000     $14,000      $3,296,000   $         -          $(65,000)      $3,245,000
 Unrealized (loss) on change of
  fair value of interest rate hedge           -           -               -             -          (211,000)        (211,000)
 Issuance of warrants                         -           -          27,000             -                 -           27,000
 Issuance of stock                          400           4          95,000             -                 -           95,000
 Conversion of OP units to stock          2,800          28         500,000             -                 -          500,000
 Conversion of stock to OP units         (2,800)        (28)       (500,000)            -                 -         (500,000)
 Net (loss)                                   -           -        (239,000)            -                 -         (239,000)
                                     -----------   ---------  --------------  ------------  ----------------  ---------------
Balance at June 30, 2003             $1,427,400     $14,004      $3,179,000   $         -         $(276,000)      $2,917,000
                                     ===========   =========  ==============  ============  ================  ===============


      See the accompanying notes to the consolidated financial statements.

                          Cedar Shopping Centers, Inc.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                           Three Months Ended               Six Months Ended
                                                                June 30,                       June 30,
                                                           2003            2002            2003            2002
                                                      ------------    ------------    ------------    ------------
Revenue
 Rents                                                $  4,608,000    $  1,977,000    $  8,744,000    $  3,854,000
 Expense recoveries                                      1,397,000         674,000       2,459,000       1,297,000
 Interest and other                                        133,000           5,000         219,000          16,000
                                                      ------------    ------------    ------------    ------------
Total Revenue                                            6,138,000       2,656,000      11,422,000       5,167,000
                                                      ------------    ------------    ------------    ------------

Expenses
 Operating, maintenance and management                   1,476,000         603,000       3,206,000       1,207,000
 Real estate taxes                                         612,000         304,000       1,232,000         593,000
 General and administrative                                649,000         305,000       1,172,000         554,000
 Depreciation and amortization                             926,000         561,000       1,767,000       1,112,000
 Interest                                                2,252,000       1,535,000       4,290,000       2,456,000
 Repayment fee                                                 --          269,000             --          269,000
                                                      ------------    ------------    ------------    ------------
Total Expenses                                           5,915,000       3,577,000      11,667,000       6,191,000
                                                      ------------    ------------    ------------    ------------

Income (loss) before minority interests, limited
  partner's interest, distributions, and loss on sale      223,000        (921,000)       (245,000)     (1,024,000)
Minority interests                                        (288,000)        187,000        (422,000)        121,000
Limited partner's interest                                  46,000         556,000         449,000         677,000
Distribution to preferred shareholder (net of
  limited partner's interest of $48,000)                   (21,000)           --           (21,000)           --
Loss on sale                                                  --           (49,000)           --           (49,000)
                                                      ------------    ------------    ------------    ------------
Net loss                                              $    (40,000)   $   (227,000)   $   (239,000)   $   (275,000)
                                                      ============    ============    ============    ============

Net loss per share                                    $(      0.02)   $(      0.16)   $(      0.15)   $(      0.20)
                                                      ============    ============    ============    ============

Weighted average number of shares outstanding            1,658,000       1,386,000       1,620,000       1,386,000

         See the accompanying notes to the consolidated financial statements.

                      Cedar Shopping Centers, Inc.
                  Consolidated Statement of Cash Flows
                              (unaudited)

                                                                        For the Six Months Ended
                                                                        June 30,         June 30,
                                                                          2003             2002
                                                                      ------------    ------------
Cash Flow From Operating Activities
Net loss                                                              $(   239,000)   $(   275,000)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities:
Minority interests                                                         422,000        (121,000)
Limited partner's interest in Operating Partnership                       (449,000)       (331,000)
Loss on sale of Southpoint Parkway                                            --            49,000
Early extinguishment of debt                                                  --           487,000
Distribution to minority interest partners                                (580,000)       (598,000)
Distributions to Operating Partnership preferred unit holder               (68,000)           --
Depreciation and amortization                                            1,767,000       1,112,000
Deferred rent                                                             (307,000)       (146,000)
Market rent                                                               (313,000)           --
Changes in operating assets and liabilities:
Increase in rent and other receivables                                    (191,000)       (269,000)
Increase in prepaid expenses                                              (357,000)       (550,000)
(Increase) decrease in taxes held in escrow                               (388,000)        137,000
Increase in accounts payable and accrued expense                           613,000         207,000
Increase (decrease) in security deposits collected, net                     92,000         (16,000)
Increase in advance tenant payments                                        449,000         182,000
                                                                      ------------    ------------
 Net cash provided by (used in) operating activities                       451,000        (132,000)
                                                                      ------------    ------------

Cash Flow From Investing Activities
Expenditures for real estate and improvements                          (47,534,000)       (954,000)
(Increase) in property deposits and advance closing costs               (3,094,000)       (250,000)
Decrease in  joint venture and restricted cash                              65,000         352,000
Sale of Southpoint Parkway                                                    --         4,353,000
Acquisition of Red Lion Associates                                            --        (3,175,000)
                                                                      ------------    ------------
 Net cash (used in) provided by investing activities                   (50,563,000)        326,000
                                                                      ------------    ------------

Cash Flow From Financing Activities
Proceeds from mortgage financing                                        37,612,000      20,000,000
Repayment of mortgage financing                                               --       (17,900,000)
Contributions from minority interest partners                            8,836,000       4,030,000
Proceeds from line of credit and other short term borrowings             2,880,000         500,000
Repayment of line of credit and other loans payable                       (577,000)     (4,925,000)
Principal portion of scheduled mortgage payments                          (583,000)       (166,000)
Deferred financing and legal costs, net                                   (766,000)     (1,340,000)
                                                                      ------------    ------------
 Net cash provided by financing activities                              47,402,000         199,000
                                                                      ------------    ------------

Net (decrease) increase in cash and cash equivalents                    (2,710,000)        393,000
Cash and cash equivalents at beginning of the period                     3,827,000       2,872,000
                                                                      ------------    ------------
Cash and cash equivalents                                             $  1,117,000    $  3,265,000
                                                                      ============    ============

Supplemental Disclosure of Cash Activities
Interest paid                                                         $  4,173,000    $  1,777,000
                                                                      ============    ============

         See the accompanying notes to the consolidated financial statements.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)


Note 1.     Organization and Basis of Presentation

         Cedar Income Fund, Ltd. has changed its name to Cedar Shopping Centers, Inc., at the same time, the name of the Operating Partnership of which the Company is the sole general partner, has been changed from Cedar Income Fund Partnership, L.P. to Cedar Shopping Centers Partnership, L.P. The Board of Directors and management determined that the change of names more accurately reflects the nature of the current operations and activities of the Company and of the Operating Partnership.

         On June 25, 2003, the Company announced a 2-for-1 split of the Company's common shares. The split was effected by paying a stock dividend of one new share for each share of common stock outstanding. The stock dividend was payable July 14, 2003 to shareholders of record on July 7, 2003. All of the accompanying financial statements have been adjusted to give retroactive effect to the stock dividend.

         Cedar Shopping Centers, Inc. (the "Company"), organized in 1984 and qualified to operate as a real estate investment trust ("REIT"), focuses on the ownership, operation and redevelopment of community and neighborhood shopping centers located primarily in Pennsylvania. As of June 30, 2003, the Company owned 14 properties, aggregating approximately 2,361,000 square feet of rentable space. The Company has no administrative or executive employees and accordingly relies on Cedar Bay Realty Advisors, Inc. and its affiliates (collectively, "CBRA") to manage the affairs of, and provide other services to, the Company. The terms of the agreements and other information are further discussed in Note 7.

         The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information presented not misleading. The unaudited financial statements as of June 30, 2003, and for the three and six month periods ended June 30, 2003 and 2002, include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

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

            Cedar Shopping Centers Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. The Company owns an approximate 30% economic interest in, and is the sole general partner of, the Operating Partnership. As of June 30, 2003, the consolidated financial statements of the Company include the accounts and operations of the Company and the Operating Partnership. The Operating Partnership has a 50% general partnership interest in The Point Shopping Center ("The Point"); a 20% general partnership interest in the Red Lion Shopping Center ("Red Lion"); a 25% general partnership interest in the Loyal Plaza Shopping Center ("Loyal Plaza"); a 30% general partnership interest in the three Giant supermarket-anchored shopping centers, Fairview Plaza ("Fairview"), Halifax Plaza ("Halifax"), and Newport Plaza ("Newport"); a 15% general partnership interest in Pine Grove Plaza Shopping Center ("Pine Grove"); and a 15% general partnership interest in the Swede Square Shopping Center ("Swede Square").

            In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities". The Interpretation clarifies the application of existing accounting pronouncements to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interest entities created after January 31, 2003. The Company has evaluated the effects of the issuance of the Interpretation on the accounting for its ownership interest in its joint venture partnerships created after January 31, 2003, and has concluded that all of the Company's joint ventures should be included in the consolidated financial statements. The Company is currently in the process of evaluating the impact that this Interpretation will have on its financial statements for all joint ventures created before January 31, 2003.

            On April 30, 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety, or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Management does not expect the adoption of SFAS 149 to have a material impact on the Company's financial condition, results of operations or cash flows.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

Note 1.     Organization and Basis of Presentation (continued)


            In May 2003, the FASB issued SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement, which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period starting after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Management does not believe that the implementation of SFAS 150 will have a material impact on the Company's financial condition, results of operations or cash flows.

         In December 2002, the FASB issued SFAS No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS 148 amends SFAS No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

         SFAS 123, as amended by SFAS 148, establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25 ("Opinion No. 25"), "Accounting for Stock Issued to Employees". The Company has elected to continue using Opinion No. 25 and to make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in SFAS 123 had been applied.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

Note 1.     Organization and Basis of Presentation (continued)

         In May 2002, the FASB issued SFAS No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 generally provided for various technical corrections to previously issued accounting pronouncements. The only impact to the Company related to SFAS 145 provided that early extinguishment of debt, including the write-off of unamortized deferred loan costs, are generally no longer considered extraordinary items. The Company has adopted the provisions of SFAS 145 and has presented all previous early write-offs of unamortized loan costs as a component of interest expense.

         In 1998, the Company's shareholders approved an incentive stock option plan authorizing the issuance of option grants for up to 1,000,000 shares. During 2001, the Company granted each of its five directors then in office options to purchase 20,000 shares at $1.75 per share, the market value of the Company's common stock on the date of the grant.

         The following table sets forth, on a pro forma basis, the net loss and net loss per share as if the fair value method of accounting defined in SFAS 123 had been applied:


Pro Forma Basic Net Loss Per Share

                                                      Six Months Ended June 30,
                                                         2003           2002
                                                     -----------    -----------
Net loss as reported                                 $   239,000    $   275,000
Adjustment to amortize the value of options granted        8,000          8,000
Pro forma net loss                                   $   247,000    $   283,000
                                                     ===========    ===========

Outstanding shares                                     1,427,000      1,389,000
Pro forma basic net loss per share                   $(     0.17)   $(     0.20)
                                                     ===========    ===========

         During August 2003, the Company expects to file a registration statement for a public offering of its common stock. In order to finance the Company's expansion plans and to ensure that, in the event the public stock offering is not successful, the Company has the necessary resources until it can make other long-term financing arrangements, the Company requested, and received on July 24, 2003, a non-binding term sheet from Hudson Realty Capital Corporation, an affiliate of SWH Funding Corp. ("SWH"), to refinance the existing SWH loan. Although this financing has not been finalized as of the date of this filing, it is expected to provide the Company with approximately $2.0 million in cash after payment of certain fees. The term sheet also provides for a moratorium on principal payments for the first six months after the loan is closed. The Company has also arranged with Homburg Participaties B. V., an affiliate of Mr. Richard Homburg, a director of the Company, on a best efforts basis, to syndicate the proposed Philadelphia shopping center transaction in the event the Company is unable to consummate the public share offering or otherwise arrange appropriate financing. The Company also contemplates the possibility of selling one or more of its shopping centers to generate additional liquidity if required. There can be no assurances, however, that any of these arrangements will be successfully completed.


Note 2.       Supplemental Cash Flow Disclosures

         During the first quarter of 2003, 276,000 shares of common stock were issued in exchange for 552 Series A cumulative redeemable preferred Operating Partnership units, and 38,000 shares of common stock were issued at $2.50 per share to vendors for services rendered. During the second quarter of 2003, the 276,000 shares issued in the first quarter were converted back to 552 Series A cumulative redeemable preferred Operating Partnership units.

Note 3.      Cash in Joint Ventures and Restricted Cash

         Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of each joint venture and that distributions to the general and limited partners be strictly controlled. These arrangements to date have not resulted in any significant liquidity shortfalls at the Company or the partnership level; however, the Company or any combination of the joint venture partnerships could experience a liquidity shortage while other members of the group have sufficient liquidity. Cash in joint ventures and restricted cash amounted to approximately $2,818,000 at June 30, 2003.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)



Note 4.      Acquisition Activity

         During June 2003, the Company acquired Valley Plaza Shopping Center ("Valley Plaza") in Hagerstown, MD, a 191,000 square foot shopping center, for approximately $9.5 million. The purchase price plus certain lender fees were financed by a $6.4 million two-year interest-only senior bank loan with interest at LIBOR plus 250 basis points, and a two-year $3.4 million junior bank loan with interest at 12.5% annually. Commitment fees of $65,000 for the senior bank loan and $346,000 for the junior bank loan were included in the loan amounts. Substantially all of the net cash flow from the property is required to be applied to the outstanding principal balance of the junior loan until it is paid in full. Additionally, the Company is required to pay an exit fee of $103,000 upon repayment. Homburg Invest Inc. ("Homburg Invest"), a real estate company listed on the Toronto (Canada) Stock Exchange, is entitled to receive one-half of the commitment fees and exit fees, and 4.75% of the interest payments on the junior loan in consideration for arranging the loan, and for providing the lender with certain repayment guarantees with respect to both loans. Homburg Invest owns 21.6% of the Company's common shares outstanding. Richard Homburg, a director of the Company, owns approximately 72% of Homburg Invest.

         During April and May 2003, the Company acquired a 15% general partnership interest in both Pine Grove, a 79,000 square foot shopping center in Pemberton Township, NJ, and in Swede Square, a 95,000 square foot shopping center in East Norriton, PA. The purchase prices, including closing costs, for these properties, were approximately $8.0 million and $8.6 million, respectively. Pine Grove was financed by a seven-year LIBOR-based first mortgage loan for $6.0 million, with level principal payments of $12,500 per month. The Company entered into an interest rate swap with the lender fixing the interest rate at 6.24% annually for the term of the loan. Swede Square was purchased subject to a two-year, first mortgage loan with a balance of $5.6 million and fixed interest-only payments at 7.25% annually. The loan provides for additional borrowings up to a total loan amount of $7.5 million to provide for tenant improvements and leasing commissions as vacant space is occupied. Homburg Invest (Delaware) LLC, ("Homburg Delaware") the limited partner in these transactions and an affiliate of Richard Homburg, provided approximately $2.0 million and $3.0 million of the purchase price of the Pine Grove and Swede Square acquisitions, respectively. Homburg Delaware received a 10% placement fee on this $5.0 million investment and is entitled to receive a 12% preferential return before the Company receives any distributions. The Company, in addition to its 15% general partnership interest, received an option to purchase the limited partner interest at any time, provided the limited partner has received a 15% total annualized rate of return at the time the option is exercised by the Company.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

Note 4.      Acquisition Activity (continued)

         In February 2003, the Company completed the acquisition of a 30% general partnership interest in three Giant supermarket-anchored shopping centers, Fairview, Newport and Halifax, with an aggregate gross leaseable area of approximately 190,000 square foot in the Harrisburg, Pennsylvania area. The centers cost approximately $20.8 million. The Company's general partnership interest cost $1.16 million and the limited partner, who is affiliated with the limited partner in the Loyal Plaza partnership, invested $3.74 million. The terms of the partnership agreement provide that the limited partner receive a preferential return of 12.5% on its investment before the Company is entitled to receive any distributions. The balance of the purchase price was financed by three separate mortgage loans aggregating approximately $15.9 million. The first loan, for $6.1 million with a term of ten years, has a fixed rate of 5.64% annually. The Company entered into interest rate swaps for the entire amount of the first loan, and for the seven-year terms of the other two loans (approximately $ 4.3 million and $5.5 million), resulting in a fixed rate of 6.43% annually. The blended interest rate for the three loans is 6.09% annually.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

Note 5.       Mortgage Loans, Other Loans Payable, and Line of Credit



Mortgage loans outstanding consist of the following:

                                                                                   Balance outstanding at
                                                                                ---------------------------
                                     Original        Interest                     June 30,     December 31,
Property                              Amount           Rate         Maturity        2003             2002
-----------------------------------------------------------------------------------------------------------
The Point Shopping Center          $20,000,000         7.63%        May 2012    $19,722,000     $19,864,000
Harrisburg, PA

Red Lion Shopping Center            16,800,000         8.86%        Feb 2010     16,652,000      16,715,000
Philadelphia, PA

Camp Hill Mall                      14,000,000         4.74% (1)    Nov 2004     14,000,000      14,000,000
Camp Hill, PA

Loyal Plaza                         13,877,000         7.18%        Jul 2011     13,745,000      13,814,000
Williamsport, PA

Port Richmond Village               11,610,000         7.17%        Apr 2007     11,366,000      11,439,000
Philadelphia, PA

Academy Plaza                       10,715,000         7.13%        Mar 2013     10,490,000      10,558,000
Philadelphia, PA

Washington Center Shoppes            6,236,000         7.53%        Nov 2027      5,863,000       5,900,000
Washington Township, NJ

LA Fitness facility(2)               5,000,000      LIBOR+2.75%     Dec 2007      1,626,000       1,247,000
Fort Washington, PA

Fairview Plaza                       6,080,000         5.64%        Jan 2013      6,054,000             N/A
New Cumberland, PA

Halifax Plaza                        4,265,000         6.43%        Feb 2010      4,235,000             N/A
Halifax, PA

Newport Plaza                        5,424,000         6.43%        Feb 2010      5,398,000             N/A
Newport, PA

Pine Grove Shopping Center           6,000,000         6.24%        Apr 2010      5,963,000             N/A
Pemberton Township, NJ

Swede Square Shopping Center         5,560,000         7.25%        May 2005      5,560,000             N/A
East Norriton, PA

Valley Plaza Shopping Center         6,430,000      LIBOR+2.50%     Jun 2005      6,430,000             N/A
Hagerstown, MD                       3,462,000        12.50%        Jun 2005      3,462,000
-----------------------------------------------------------------------------------------------------------
Totals                            $135,459,000                                 $130,566,000     $93,537,000
===========================================================================================================

(1) The interest rate on the entire loan amount is fixed via an interest rate swap at 4.74% through November 2003 and $7.0 million of the loan is fixed at that same rate through maturity. The remaining $7.0 million portion of the loan will float at the 30-day LIBOR rate plus 195 basis points from November 2003 through maturity. The Company has agreed in connection with this loan to maintain a minimum net worth of $13.0 million (including minority and limited partner interests) and consolidated liquid assets of at least $1.0 million.
(2) The Company obtained a $5.0 million LIBOR-based construction loan in connection with the LA Fitness development project. The loan is due on December 31, 2007, has a two-year extension option, and carries interest at LIBOR plus 275 basis points. Construction is scheduled to be completed during 2003.


                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

Note 5. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

            During November 2002, the Company entered into a financing agreement with SWH for a $6.0 million loan. The SWH loan matures on November 30, 2005 and carries interest at the annual rate of 12.5% through November 30, 2003 adjusting to an annual rate of 14% from December 1, 2004 through maturity. The loan provides for, commencing January 1, 2003, monthly principal payments of $50,000, through and including the 4th month, $150,000 commencing in the 5th month through and including the 12th month, $200,000 commencing in the 13th month through the 17th month and $250,000 per month commencing in the 18th month until the loan is fully paid.

            In connection with the acquisition of the Red Lion partnership interest from a related party, the Company agreed to pay $888,000 in three equal annual installments of $296,000 plus interest at 7.5%. During the second quarter of 2003, the related party agreed to extend the payment of the current installment of $296,000 through September 30, 2003.

         During March 2003, the Company entered into a new credit facility with North Fork Bank for a one-year period. The line of credit bears interest at the greater of 6% or the bank's prime rate plus 1%. The new credit facility has a $2.0 million limit, provided, however, that only $1.0 million will be available until the SWH financing has been repaid.

         As discussed in Note 4, during the second quarter of 2003, Homburg Delaware provided the equity financing for the acquisition of Pine Grove and Swede Square, and Homburg Invest guaranteed the financing for Valley Plaza . In addition, Homburg Invest (USA) Inc. ("Homburg USA"), a wholly-owned U.S. subsidiary of Homburg Invest, provided to the Company a one-year, $1.1 million 9% interest-only loan. The loan includes a $100,000 entrance fee and requires payment of a $200,000 exit fee. The loan was used to partially fund the deposit requirements for the South Philadelphia Shopping Center (see Note 11).

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

Note 5. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

         During the second quarter of 2003, Selbridge Corporation, a related party, provided the Company with a $750,000 loan. The principal plus interest, calculated at an annual rate of 15%, is payable on or before October 31, 2003. The loan was used to partially fund the deposit requirements for the South Philadelphia Shopping Center (see Note 11).

Note 6.  Intangible Lease Asset/Liability

         On July 1, 2001 and January 1, 2002, the Company adopted SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

         The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and building improvements based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related costs.

         In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values (included in deferred leasing costs in the accompanying combined balance sheet) are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligations in the accompanying combined balance sheet) are amortized as an increase to rental income over the remaining initial terms in the respective leases.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

Note 6.      Intangible Lease Asset/Liability (continued)

         The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by the Predecessor because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

         As a result of adopting the standards, amounts totaling $5,117,000 and $1,062,000 have been recorded as intangible lease liabilities for properties acquired in 2002 and 2003, respectively. The intangible assets and liabilities are amortized over the remaining terms of the respective leases to rental income. Such amortization amounted to $169,000 and $143,000 during the first and second quarters of 2003, respectively, and $0 during each of the first and second quarters of 2002. The weighted average amortization period for the intangible lease liabilities was approximately eight years.

These intangibles will be amortized as follows:

    For the year ending December 31:
           2003                         $     493,000
           2004                               818,000
           2005                               645,000
           2006                               476,000
           2007                               543,000
        Thereafter                          2,746,000
                                        -------------
                                        $   5,721,000
                                        =============

Note 7.  Related Party Transactions

         The Company has no administrative or executive employees and accordingly relies on CBRA and its affiliates to manage the affairs of the Company. The Company is thus referred to as an "advised" REIT. Pursuant to the terms of an Administrative and Advisory Agreement (the "Advisory Agreement"), CBRA provides the Company with management, acquisition, leasing, advisory services, accounting systems, professional and support personnel and office facilities. Leo S. Ullman, the Company's Chairman and Chief Executive Officer, is also the principal stockholder of CBRA. Certain of the Company's other officers are also officers and employees of CBRA.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

Note 7.       Related Party Transactions (continued)


         The Advisory Agreement may be terminated (i) for cause upon not less than sixty days' prior written notice, and (ii) by vote of at least 75% of the Company's independent directors at the end of the third or fourth year of its five-year term in the event gross assets fail to increase by 15% per annum.

         Pursuant to the Advisory Agreement, effective as of January 1, 2002, CBRA will earn a disposition or acquisition fee, as applicable, equal to 1% of the sale/purchase price of the properties; no other fees will be payable in connection with such transactions. All accrued acquisition fees are included in accounts payable at June 30, 2003.

         The following is a schedule of acquisition and disposition fees paid, accrued, or deferred by the Company to CBRA for the six-month period ended June 30, 2003 and for the year ended December 31, 2002:

          Property                          Paid       Accrued          Total
          -------------------------       --------     --------       --------
          2003 Transactions
          Three Giant supermarket-
          anchored shopping centers       $   --       $180,000       $180,000
          Pine Grove                        74,000         --           74,000
          Swede Square                      79,000         --           79,000
          Valley Plaza                      92,000         --           92,000
                                          --------     --------       --------
          Totals                          $245,000     $180,000       $425,000
                                          ========     ========       ========

          2002 Transactions
          Southpoint                      $ 47,000     $   --         $ 47,000
          Red Lion                          44,000         --           44,000
          Loyal Plaza                         --        183,000        183,000
          Camp Hill                           --        172,000        172,000
          LA Fitness                        60,000         --           60,000
                                          --------     --------       --------
          Totals                          $151,000     $355,000       $506,000
                                          ========     ========       ========

         During 2001, the Advisory Agreement was modified and CBRA agreed to defer certain fees of $195,700 and to ultimately waive such fees if the Agreement is not terminated before December 31, 2004. These fees are not included in accrued expense at June 30, 2003.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

Note 7.       Related Party Transactions (continued)

         The following is a schedule of management, administrative, advisory, legal, leasing and loan placement fees paid or accrued to CBRA or its affiliates:

                                         Three Months Ended June 30,      Six Months Ended June 30,
                                             2003            2002            2003            2002
                                          --------        --------        --------        --------
Management Fees                (1)        $190,000        $202,000        $393,000        $304,000
Construction Management        (2)        $  2,000        $ 20,000        $  2,000        $ 40,000
Leasing Fees                   (3)        $ 17,000        $260,000        $ 17,000        $520,000
Administrative and Advisory    (4)        $225,000        $180,000        $384,000        $270,000
Legal                          (5)        $ 24,000        $ 87,000        $ 82,000        $116,000
Loan Placement Fees            (6)        $   --          $100,000        $   --          $100,000


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

         Homburg USA purchased on December 24, 2002, for $3 million, 3,300 convertible Series A preferred Operating Partnership units at $909.09 with a liquidation value of $1,000 each and a preferred distribution rate of 9%. After such acquisition of securities by Homburg USA, the Company's Board of Directors appointed Richard Homburg a director. Frank Matheson, another director of the Company is an officer of Homburg USA. During January 2003, 276,000 shares of common stock were issued to Homburg USA in exchange for 552 preferred Operating Partnership units.

         The issuance of common stock to Homburg USA, absent curative measures, could have resulted in the disqualification of the Company's status as a REIT in 2003. If Richard Homburg, directly or indirectly, together with the four other largest shareholders of the Company, were to own, during the second half of any calendar year, more than 50% of the value of the Company, it would fail to meet the "five or fewer" test. "Five or fewer" refers to five or fewer individual shareholders owning more than 50% of the value of the REIT required for continued REIT status. The loss of REIT status, while creating no immediate income tax liability for the Company or its shareholders, would mean, among other things, that the Company would be taxed as if it were a "C" corporation on future net taxable income and capital gains. Additionally, the Company would generally be disqualified for federal income tax purposes as a REIT for the four taxable years following disqualification. In order to avoid the potential loss of REIT status, during June 2003, Mr. Homburg re-converted the 276,000 shares of common stock to Series A preferred Operating Partnership units on the same terms and with the same rights as they were originally issued. The Company believes that as of the date of this filing, it is in full compliance with the REIT provisions of the Internal Revenue Code.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

Note 7.       Related Party Transactions (continued)

         During the second quarter of 2003, Homburg Delaware provided the equity financing for the acquisition of Pine Grove and Swede Square and Homburg Invest guaranteed the financing for Valley Plaza (see Note 4). In addition, Homburg USA provided to the Company a one-year $1.1 million, 9% interest only loan. The loan includes a $100,000 entrance fee and requires payment of a $200,000 exit fee. The loan was used to partially fund the deposit requirements for the South Philadelphia Shopping Center (see Note 11).

         In connection with the acquisition of the Red Lion partnership interest from Silver Circle Management Corp, a party related to Cedar Bay Company, the limited partner of the Operating Partnership, the Company agreed to pay $888,000 in three equal annual installments of $296,000 plus interest at 7.5%. During the second quarter of 2003, the related party agreed to extend the payment of the current installment of $296,000 through September 30, 2003.

          During the second quarter of 2003, Selbridge Corporation, also a party related to Cedar Bay Company, provided the Company with a $750,000 loan. The principal, plus interest calculated an annual rate of 15%, is payable on or before October 30, 2003. The loan was used to partially fund the deposit requirements for the South Philadelphia Shopping Center (see Note 11).

Note 8.     Interest Rate Hedges

         During 2002, the Company completed one interest rate swap transaction to hedge the Company's exposure to changes in interest rates with respect to $14.0 million of LIBOR-based variable rate debt. The swap agreement provides for a fixed all-in rate of 4.74% (includes a credit spread of 1.95%). The swap agreement extends through November 19, 2003 on $7.0 million of principal and through November 19, 2004 on the remaining $7.0 million of principal.

         During the first quarter of 2003, the Company entered into two interest rate swaps to hedge the Company's exposure to changes in interest rates with respect to $9.8 million of LIBOR-based variable rate debt. The swap agreements provide for a fixed all-in rate of 6.43% for the seven-year term of the Halifax and Newport loans. During the second quarter of 2003, the Company entered into one swap agreement to hedge a $6.0 million LIBOR-based variable rate loan. The agreement fixes the rate at 6.24% for the seven-year term of the loan.

         As of June 30, 2003, unrealized losses of $860,000 that represent the change in fair value of the aforementioned swaps were reflected 30%, or approximately $276,000 in accumulated other comprehensive loss, a component of shareholder's equity. The remaining 70% or approximately $584,000 is reflected in the limited partner's interest.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (unaudited)

Note 8.  Interest Rate Hedges (continued)


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

Note 9.  Earnings Per Share

         In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), basic earnings per share ("EPS") are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As the Company reported a net loss during the first and second quarters of 2003 and 2002, diluted EPS are not presented.

Note 10. Subsequent Events

         The Company entered into an agreement on July 17, 2003, to purchase a 155,000 square foot shopping center in Southington, CT for approximately $8.3 million, plus closing costs.

Note 11.  Commitments and Contingencies

         During the second quarter of 2003, the Company entered into an agreement to enter into a lease, purchase option and loan transaction with regard to a shopping center in Philadelphia, Pennsylvania. In connection therewith, the Company made a non-refundable deposit of $3.0 million. The Company is currently seeking a joint venture partner and or other financing arrangements for this transaction, which is expected to close on or before October 31, 2003. In the event that the Company is unable to make such arrangements, the deposit would be at risk.

          As discussed in Note 10, the Company also entered into an agreement on July 17, 2003, to purchase a 155,000 square foot shopping center in Southington, CT, anchored by a 94,000 square foot Wal-Mart store, for approximately $8.3 million, plus closing costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Statements made or incorporated in this Form 10-Q include certain forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express the Company's belief, expectations or intentions regarding future performance or future events or trends. We caution you that, while forward-looking statements reflect good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company's control. Certain factors that might cause such a difference include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the eastern United States in particular; the financial viability of our tenants; the continuing availability of retail center acquisitions, development and redevelopment opportunities on favorable terms; the availability of equity and debt capital in the public markets; the fact that returns from development, redevelopment and acquisition activity may not be at expected levels; the Company's potential inability to realize the level of proceeds from property sales as initially expected; inherent risks in ongoing redevelopment and development projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of redevelopment and development efforts, and market factors involved in the pricing of material and labor; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due. Reference is made to the statements under the caption "Risk Factors" included in the Company's Form 10-K for 2002.

Summary of Critical Accounting Policies

         The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. In response to recent guidance from the Securities and Exchange Commission, we have identified the following critical accounting policies, the application of which requires significant judgments and estimates.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities". The Interpretation clarifies the application of existing accounting pronouncements to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interest entities created after January 31, 2003. The Company has evaluated the effects of the issuance of the Interpretation on the accounting for its ownership interest in its joint venture partnerships created after January 31, 2003, and has concluded that all of the Company's joint ventures should be included in the consolidated financial statements. The Company is currently in the process of evaluating the impact that this Interpretation will have on its financial statements for all joint ventures created before January 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Summary of Critical Accounting Policies (continued)


         On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and asset impairment, and derivatives used to hedge interest-rate risks. These accounting policies are further described in the notes to our consolidated financial statements. Our estimates are based on information that is currently available to us and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

Revenue Recognition

        Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in deferred rent receivable. Leases generally contain provisions under which the tenants reimburse us for a portion of property operating expenses and real estate taxes incurred by us. In addition, certain of our operating leases contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. We defer recognition of contingent rental income until those specified targets are met.

        We must make estimates as to the collectibility of our accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue. We analyze accounts receivable and historical bad debts, tenant creditworthiness, current economic trends and changes in our tenant's payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on our net income, because a higher bad debt allowance would result in lower net income.

Real Estate Investments

        Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation and amortization is calculated using the straight-line method based upon the estimated useful lives of assets. Expenditures for maintenance, repairs and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Additions and betterments that substantially extend the useful lives of the properties are capitalized.

        We are required to make subjective estimates as to the useful lives of our properties for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. A shorter estimate of the useful life of an investment would have the effect of increasing depreciation expense and lowering net income, whereas a longer estimate of the useful life of the investment would have the effect of reducing depreciation expense and increasing net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Summary of Critical Accounting Policies (continued)

Real Estate Investments (continued)

         On July 1, 2001 and January 1, 2002, the Company adopted SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

         The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and building improvements based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related costs.

         In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values (included in deferred leasing costs in the accompanying combined balance sheet) are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values (presented as acquired lease obligations in the accompanying combined balance sheet) are amortized as an increase to rental income over the remaining initial terms in the respective leases.

         The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value for the additional interests in real estate entities acquired by the Predecessor because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Summary of Critical Accounting Policies (continued)

Real Estate Investments (continued)

        We apply SFAS No. 144 to recognize and measure impairment of long-lived assets. We review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value. Real estate investments held for sale are carried at the lower of carrying amount or fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale. We are required to make subjective assessments as to whether there are impairments in the value of our real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

Hedging Activities

        From time to time, we use derivative financial instruments to limit our exposure to changes in interest rates related to variable rate borrowings. Derivative instruments are carried on the consolidated financial statements at their estimated fair value and a change in the value of a derivative is reported as other comprehensive income or loss. If interest rate assumptions and other factors used to estimate a derivative's fair value or methodologies used to determine a derivative's effectiveness were different, amounts included in the determination of net income or other comprehensive income or loss could be affected.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

         During the second quarter of 2003, the Company acquired a 100% interest in one shopping center with a purchase price of $9.5 million, and 15% general partnership interests in two shopping centers with an aggregate purchase price, including closing costs, of approximately $16 million. During the first quarter of 2003, the Company acquired a 30% general partnership interest in three shopping centers with an aggregate purchase price of $20.8 million. During the second quarter of 2002, the Company acquired a 20% general partnership interest in one shopping center from a related party, based on a property value of $23 million. The Company also sold one office property for a gross sales price of approximately $4.4 million, which resulted in a loss of $49,000.

Results of operations for the six months ended June 30, 2003 compared to June 30, 2002

         Differences in results of operations between the first half of 2003 and the first half of 2002 were driven largely by the Company's acquisition and disposition activity. Net loss before the loss on sale of properties, distributions to preferred shareholders, and income allocated to minority interest and limited partner, decreased approximately $779,000, from a net loss of $1,024,000 in the first half of 2002 to a net loss of $245,000 in the first half of 2003. Net loss attributable to common shareholders decreased approximately $36,000, from a net loss of $275,000 in the first half of 2002 to a net loss of $239,000 in the first half of 2003. Net loss per share decreased $0.05, from a net loss per share of $0.20 in the first half of 2002 to a net loss per share of $0.15 in the first half of 2003.

         Results of operations for properties consolidated for financial reporting purposes and held throughout both the first half of 2002 and the first half of 2003 included four properties. As of June 30, 2002 and 2003, the Company owned 10 and 14 properties, respectively.

Revenue and Expenses

                                                Six months ended
                                             June 30,        June 30,                                    Held in
                                               2003           2002        Difference    Acquisitions    both years
                                           -----------------------------------------------------------------------
Rents and expense recoveries               $ 11,383,000    $ 5,151,000    $ 6,232,000    $ 6,076,000     $ 156,000
Property expenses                             4,438,000      1,800,000      2,638,000      2,297,000       341,000
Depreciation and amortization                 1,767,000      1,112,000        655,000        786,000      (131,000)
Interest expense                              4,290,000      2,456,000      1,834,000      1,122,000       712,000
General and administrative expense            1,172,000        554,000        618,000              -             -



Results attributable to acquisition activities

         Rents increased from approximately $5,151,000 in the first half of 2002 to approximately $11,383,000 in the first half of 2003, a net increase of approximately $6,232,000, or 121%. Such net increase is attributable primarily to the Company's acquisition activities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results attributable to acquisition activities (continued)

         Property expenses, excluding depreciation, amortization and interest expense, increased from approximately $1,800,000 in the first half of 2002 to approximately $4,438,000 in the first half of 2003, a net increase of approximately $2,638,000, or 147%. Such increase reflects approximately $2,297,000 attributable to the Company's acquisition activities, and approximately $341,000 attributable to properties held in both years.

         Depreciation and amortization increased from approximately $1,112,000 in the first half of 2002 to approximately $1,767,000 in the first half of 2003, a net increase of approximately $655,000, or 59%. Such increase is attributable to the Company's acquisition activities and is offset, in part, by the reduction in amortization expense at The Point.

         Interest expense increased from approximately $2,456,000 in the first half of 2002 to approximately $4,290,000 in the first half of 2003, a net increase of approximately $1,834,000, or 75%. Such increase reflects approximately $1,122,000 attributable to the Company's acquisition activities, and approximately $712,000 attributable to properties held in both years. The increase attributable to properties held in both years is due to the refinancing of The Point loan.

         General and administrative expense increased approximately $618,000 to $1,172,000 in the first half of 2003 from approximately $554,000 in the first half of 2002, a change of 112%. This is attributable to overall growth of the Company resulting in an increase in advisory fees of $204,000, an increase in legal and accounting fees of approximately $262,000, directors fees of approximately $60,000, and an increase in other administrative costs of $56,000.

Results for properties fully operating throughout the first half of both years

         Rental income for Port Richmond L.L.C. 1 ("Port Richmond"), Academy Plaza L.L.C. 1 ("Academy Plaza"), Washington Center L.L.C. 1 ("Washington Center'), and The Point Associates, L.P. ("The Point"), the only properties fully operating throughout the first half of both years, increased by approximately $156,000 from $4,452,000 in the first half of 2002 to $4,608,000 in the first half of 2003. Property expenses increased $342,000, from approximately $1,490,000 during the first half of 2002 to $1,832,000 during the first half of 2003. The increase in property expenses for the six-month period ended June 30, 2003 is attributable to (1) an increase in snow removal costs of approximately $94,000, (2) an increase in real estate taxes of $88,000 resulting from a second quarter 2002 reassessment following the completion of The Point redevelopment project, and (3) an increase of $94,000 in expense principally attributable to common area maintenance charges disputed with a major tenant. These increases will, in part, be recovered through future tenant escalations.

Results of operations for the three months ended June 30, 2003 compared to June 30, 2002

         Differences in results of operations between the second quarter of 2003 and the second quarter of 2002 were driven largely by the Company's acquisition and disposition activities. Net income (loss) before the loss on sale of properties, and income allocated to minority interest and limited partner, increased approximately $1,144,000, from a net loss of $921,000 in the second quarter of 2002 to net income of $223,000 in the second quarter of 2003. Net loss attributable to common shareholders decreased approximately $187,000, from a net loss of $227,000 in the second quarter of 2002 to a net loss of $40,000 in the second quarter of 2003. Net loss per share decreased $0.14, from a net loss per share of $0.16 in the second quarter of 2002 to a net loss per share of $0.02 in the second quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of operations for the three months ended June 30, 2003 compared to June 30, 2002 (continued)


            Results of operations for properties consolidated for financial reporting purposes and held throughout both the second quarter of 2002 and the second quarter of 2003 included four properties. As of June 30, 2002 and 2003, the Company owned 10 and 14 properties, respectively.

Revenue and Expenses

                                              Quarter ended
                                         June 30,        June 30,                      Acquisitions/       Held in
                                           2003           2002         Difference      dispositions       both years
                                      ---------------------------------------------------------------------------------
Rents and expense recoveries         $ 6,005,000      $ 2,651,000    $ 3,354,000       $ 3,182,000       $ 172,000
Property expenses                      2,088,000          907,000      1,181,000         1,133,000          48,000
Depreciation and amortization            926,000          561,000        365,000           523,000        (158,000)
Interest expense                       2,252,000        1,535,000        717,000           157,000         560,000
General and administrative expense       649,000          305,000        344,000                 -               -


Results attributable to acquisition and disposition activities

         Rents increased from approximately $2,651,000 in the second quarter of 2002 to approximately $6,005,000 in the second quarter of 2003, a net increase of approximately $3,354,000 or 127%. Such net increase is attributable primarily to the Company's acquisition and disposition activities.

         Property expenses, excluding depreciation, amortization and interest expense, increased from approximately $907,000 in the second quarter of 2002 to approximately $2,088,000 in the second quarter of 2003, a net increase of approximately $1,181,000 or 130%. Such increase reflects approximately $1,133,000 attributable to the Company's acquisition activities, and approximately $48,000 attributable to properties held in both years.

         Depreciation and amortization increased from approximately $561,000 in the second quarter of 2002 to approximately $926,000 in the second quarter of 2003, a net increase of approximately $365,000 or 66%. Such increase is attributable to the Company's acquisition activities. Amortization expense attributable to properties held both years decreased by approximately $158,000 as a result of the Point's loan refinancing and corresponding write down of deferred costs during the second quarter of 2002.

          Interest expense increased from approximately $1,535,000 during the second quarter of 2002 to approximately $2,252,000 in the second quarter of 2003, a net increase of approximately $717,000 or 47%. Such increase reflects approximately $157,000 attributable to the Company's acquisition activities, and approximately $560,000 attributable to properties held in both years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results attributable to acquisition and disposition activities (continued)

         General and administrative expense increased approximately $344,000 to $649,000 in the second quarter of 2003 from approximately $305,000 in the second quarter of 2002, a change of 113%. The increase is primarily attributable to the Company's growth resulting in increases in advisory fees of $135,000 and an increase in legal and accounting fees of $204,000.

Results for properties fully operating throughout the second quarter of both years

         Rental income for Port Richmond, Academy Plaza, Washington Center, and The Point, the only properties fully operating throughout the second quarter of both years, increased by approximately $172,000, from $2,233,000 in the second quarter of 2002 to $2,405,000 in the second quarter of 2003. Property expenses for those properties increased $48,000, from approximately $752,000 during the second quarter of 2002 to $799,000 during the second quarter of 2003.

Net Cash Flows

Operating Activities
         Net cash flow (used in) provided by operating activities increased from ($132,000) during the first half of 2002 to $451,000 during the first half of 2003. The increase of $583,000 is attributable to the increase in net income
(loss) before minority interests, limited partner's interest, distributions, and loss on sale for the period.

 Investing Activities
         Net cash flow used in investing activities was $50,563,000 during the first half of 2003, compared to approximately $326,000 provided by investing activities during the first half of 2002. During the first half of 2003, the Company completed the purchase of six shopping center properties aggregating approximately 556,000 square feet at a cost of approximately $46,144,000, while the Company sold the Southpoint property for approximately $4,353,000 in May 2002.

Financing Activities
         Cash flow provided by financing activities increased to approximately $47,402,000 in the first half of 2003 from approximately $199,000 of cash provided during the first half of 2002. The change of approximately $47,203,000 was primarily the result of the Company obtaining mortgage financing of approximately $37,612,000, proceeds from a line of credit and other short term borrowings of approximately $2,880,000, and the receipt of $8,836,000 in equity contributions from limited partners to fund the acquisitions of six shopping centers, including the capital expenditures necessary to improve and lease the Company's properties. This increase is offset, in part, by payments of scheduled mortgage amortization and the repayment of a line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources

         The Company funds its operating expenses primarily from operating cash flows, although, if needed, the Company may also use its bank line of credit for this purpose. The Company funds acquisitions, developments, and other capital expenditures primarily from available cash, property-specific mortgage indebtedness, joint venture partner equity contributions, its line of credit and, to a lesser extent, operating cash flows. The Company also may acquire properties through the issuance of limited partnership units of the Operating Partnership. Additionally, the Company may dispose of certain properties, reinvesting the proceeds from such dispositions into properties with better growth potential or that are more consistent with its strategic focus.

         The Company's financial liquidity is provided by $1,117,000 in cash and cash equivalents at June 30, 2003. The Company believes that it has sufficient flexibility to fund its operations for at least the next twelve months, including required property-level capital expenditures, tenant improvements, leasing costs, and mortgage and other scheduled principal payments. The Company's ability, however, to continue to meet these obligations is dependent in large part on its ability to attract joint venture partners or make other suitable financing arrangements.

         During March 2003, the Company entered into a credit facility with North Fork Bank for a one-year period. The line of credit bears interest at the greater of 6% or the bank's prime rate plus 1%. The new credit facility has a $2.0 million limit; provided, however, that only $1.0 million will be available until the SWH financing has been repaid. At June 30, 2003, $1.0 million was borrowed.

         During the second quarter of 2003, the Company entered into an agreement to enter into a lease, purchase option and loan transaction with regard to a shopping center in Philadelphia, Pennsylvania. In connection therewith, the Company made a non-refundable deposit of $3.0 million, fully utilizing the amount available from its unsecured line of credit, and borrowed $1.75 million from related parties. The Company is currently seeking a joint venture partner and/or other financing arrangements for this transaction, which is scheduled to close on or before October 31, 2003. In the event that the Company is unable to make such arrangements, the deposit would be at risk.

         During August 2003, the Company expects to file a registration statement for a public offering of its common stock. In order to finance the Company's expansion plans and to ensure that, in the event the public stock offering is not successful, the Company has the necessary resources until it can make other long term financing arrangements, the Company requested, and received on July 24, 2003, a non-binding term sheet from Hudson Realty Capital Corporation, an affiliate of SWH, to refinance the existing SWH loan. Although this financing has not been finalized as of the date of this filing, it is expected to provide the company with approximately $2.0 million in cash after payment of certain fees. The term sheet also provides for a moratorium on principal payments for the first six months after the loan is closed. The Company has also arranged with Homburg Participaties B.V., an affiliate of Mr. Richard Homburg, a director of the Company, on a best efforts basis, to syndicate the proposed Philadelphia shopping center transaction in the event the Company is unable to consummate the public share offering or otherwise arrange appropriate financing. The Company also contemplates the possibility of selling one or more of its shopping centers to generate additional liquidity if required. There can be no assurance, however, that any of these arrangements will be successfully completed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Capital Strategy

         The Company focuses its investment activities on community and neighborhood shopping centers, primarily located in Pennsylvania, anchored principally by regional and national grocery store chains. The Company continues to seek acquisition opportunities in which it can utilize its experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company also would consider investment opportunities in markets beyond the Pennsylvania area, provided such opportunities were consistent with its focus, had the potential to create favorable investment returns and increased value to its shareholders, and could be effectively controlled and managed.

Funds from Operations

         Management believes that funds from operations ("FFO") is a widely recognized and appropriate measure of performance of an equity REIT. Although FFO is a non-GAAP financial measure, Management believes it provides useful information to shareholders, potential investors, and management. Management computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"). FFO is defined by NAREIT as net income or loss excluding gains or losses from debt restructuring and sales of properties plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. FFO does not represent cash generated from operating activities in accordance with accounting principles generally accepted in the United States and is not indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity.

         As not all companies and analysts calculate FFO in a similar fashion, the Company's calculation of FFO presented herein may not be comparable to similarly titled measures as reported by other companies.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cedar Shopping Centers, Inc.

The following table represents the Company's FFO calculation for the following periods:

                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                            2003            2002          2003            2002
                                                         -----------    -----------    -----------    -----------
Net (loss) income before limited partner's
  interest in Operating Partnership                      $   (86,000)   $  (437,000)   $  (688,000)   $  (952,000)
Add (less):
 Limited partner's interest in the
   Operating Partnership                                      46,000        210,000        449,000        677,000
                                                         -----------    -----------    -----------    -----------
Net (loss) income available to common shareholders           (40,000)      (227,000)      (239,000)      (275,000)

Add (less) Company's share of the following items:
Depreciation                                                 239,000         99,000        478,000        185,000
Loss on sale of real estate                                     --           14,000           --           14,000
Loss on early extinguishment of debt                            --          141,000           --          141,000
Minority interest                                             86,000        (54,000)       130,000        (35,000)
Amount distributable to minority partners                   (215,000)       (12,000)      (344,000)       (49,000)
                                                         -----------    -----------    -----------    -----------
Basic and diluted funds from operations                  $    70,000    $   (39,000)   $    25,000    $   (19,000)
                                                         ===========    ===========    ===========    ===========

Weighted average shares outstanding                        1,658,000      1,386,000      1,620,000      1,386,000

The following table represents the Operating Partnership's FFO calculation for the following periods:


                                                            Three Months Ended             Six Months Ended
                                                                  June 30,                      June 30,
                                                            2003            2002          2003            2002
                                                         -----------    -----------    -----------    -----------
Net (loss) income before limited partner's
  interest in Operating Partnership                      $   (86,000)   $  (783,000)   $  (688,000)   $  (952,000)
Add (less):
 Limited partner's interest in the
   Operating Partnership                                      46,000        556,000        449,000        677,000
                                                         -----------    -----------    -----------    -----------
Net (loss) income available to common shareholders           (40,000)      (227,000)      (239,000)      (275,000)

Add (less) Company's share of the following items:
Limited partner's interest                                   (46,000)      (556,000)      (448,000)      (677,000)
Depreciation                                                 798,000        340,000      1,523,000        642,000
Loss on sale                                                    --           49,000           --           49,000
Loss on early extinguishment of debt                            --          487,000           --          487,000
Minority interest                                            286,000       (187,000)       421,000       (120,000)
Amount distributable to minority partners                   (715,000)       (43,000)    (1,106,000)      (171,000)
                                                         -----------    -----------    -----------    -----------
Basic and diluted funds from operations                  $   283,000    $  (137,000)   $   151,000    $   (65,000)
                                                         ===========    ===========    ===========    ===========

Weighted average shares outstanding                        1,658,000      1,386,000      1,620,000      1,386,000

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

         The primary market risk facing the Company is interest rate risk on its loans payable and mortgage notes payable. The Company will, when advantageous, hedge its interest rate risk using financial instruments. The Company is not subject to foreign currency risk.

         The Company is exposed to interest rate changes primarily as a result of (1) the line of credit used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio and (2) the Camp Hill and Valley Plaza acquisition financing. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

         The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of June 30, 2003, the Company has interest rate swaps on four of its mortgage loans. These derivatives had a fair value of approximately $860,000 of which $276,000 was recognized in other comprehensive income and the remaining $584,000 was recognized as the limited partner's interest in consolidated Operating Partnership.

         The Company's interest rate risk is monitored using a variety of techniques. As of June 30, 2003, long-term debt consisted of fixed-rate secured mortgage indebtedness, fixed-rate unsecured notes, variable rate secured mortgage notes, and a variable rate line of credit facility. The average interest rate on the $123,000,000 of fixed rate secured mortgage indebtedness outstanding at June 30, 2003 was 7.2%, with maturities at various dates through 2013. The average interest rate on the Company's line of credit at June 30, 2003 was 6%. There was $1,000,000 outstanding balance on the line of credit at June 30, 2003.

Item 4.  Controls and Procedures

         The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company with the SEC and assists the Company's Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company's SEC reports. The Committee

Item 4.        Controls and Procedures (continued)

meets regularly and reports to the Audit Committee on at least a quarterly basis. The Company's principal executive and financial officers have evaluated the Company's disclosure controls and procedures within ninety days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective as of the end of the period covered by this report.

         During the quarter ended June 30, 2003, there have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          Cedar Shopping Centers, Inc.



Part II           Other Information


Item 6.           Exhibits and Reports on Form 8-K

                  None


Exhibit 31.1      Section 302 Certifications


Exhibit 32.1      Section 906 Certifications

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CEDAR SHOPPING CENTERS, INC.


Leo S. Ullman                                Thomas J O'Keeffe
-----------------------------------          -----------------------------------
Leo S. Ullman                                Thomas J O'Keeffe
Chairman of the Board and President          Chief Financial Officer
(Principal executive officer)                (Principal financial officer)



Ann Maneri
-----------------------------------
Ann Maneri
Controller
(Principal accounting officer)


August 13, 2003