Form 10-Q
period 2003-09-30
CEDAR SHOPPING CENTERS INC
filed 2003-11-13
CIK 761648

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended: September 30, 2003
                           Commission File No. 0-14510

                          CEDAR SHOPPING CENTERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                   42-1241468
-------------------------------                    -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

        44 South Bayles Avenue, Port Washington, New York    11050
        -------------------------------------------------  ---------
             (Address of principal executive offices)     (Zip Code)

                                 (516) 767-6492
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

   --------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes X   No
            ---    ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes     No X
            ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at November 12, 2003
           ---------------                   --------------------------------
            Common Shares                             14,431,166

                          Cedar Shopping Centers, Inc.

                                      INDEX

Part I.  Financial Information

                Item 1.  Financial Statements

                         Consolidated Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002

                         Consolidated Statements of Shareholders' Equity - September 30, 2003 (unaudited) and December 31, 2002

                         Consolidated Statements of Operations - Three and Nine Month Periods Ended September 30, 2003 and 2002 (unaudited)

                         Consolidated Statements of Cash Flows - Nine Month Period Ended September 30, 2003 and 2002 (unaudited)

                         Notes to Consolidated Financial Statements - September 30, 2003 (unaudited)

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


Part II.   Other Information

                Item 6.  Exhibits and Reports on Form 8-K


Signatures

Part I. Financial Information
Item1. Financial Statements

                          Cedar Shopping Centers, Inc.
                           Consolidated Balance Sheets

                                                               September 30,
                                                                   2003            December 31,
                                                                (unaudited)           2002
                                                               -------------      -------------
Assets
Real estate
  Land                                                         $  36,896,000      $  24,741,000
  Buildings and improvements                                     148,527,000         98,893,000
                                                               -------------      -------------
                                                                 185,423,000        123,634,000
  Less accumulated depreciation                                   (4,829,000)        (2,396,000)
                                                               -------------      -------------
Real estate, net                                                 180,594,000        121,238,000

  Cash and cash equivalents                                        2,740,000          3,827,000
  Cash at joint ventures and restricted cash                       2,784,000          2,883,000
  Property deposits and advance closing costs                      3,593,000            344,000
  Real estate tax deposits                                           891,000            627,000
  Rents and other receivables, net                                   211,000            304,000
  Prepaid expenses, net                                            1,499,000            496,000
  Straight line rent receivable                                      947,000            432,000
  Deferred charges, net                                            5,448,000          2,987,000
                                                               -------------      -------------
Total Assets                                                   $ 198,707,000      $ 133,138,000
                                                               =============      =============
Liabilities and Shareholders' Equity
Liabilities
  Mortgage loans payable                                       $ 139,411,000      $  93,537,000
  Loans payable                                                   13,555,000          7,464,000
  Accounts payable and accrued expenses                            2,844,000          1,767,000
  Security deposits                                                  483,000            335,000
  Deferred liabilities                                             9,399,000          5,195,000
  Advance tenant payments                                            982,000            468,000
                                                               -------------      -------------
Total Liabilities                                                166,674,000        108,766,000
                                                               -------------      -------------

Minority Interests                                                19,633,000         10,238,000

Limited partner's interest in consolidated
  Operating Partnership                                            6,650,000          7,889,000
Series A preferred 9% convertible, redeemable
  Operating Partnership units                                      3,000,000          3,000,000
                                                               -------------      -------------
                                                                   9,650,000         10,889,000
Shareholders' Equity
Common stock  ($0.06 par value,
  50,000,000 shares authorized,
  238,000 and 232,000 shares issued
  and outstanding, respectively)                                      14,000             14,000
Accumulated other comprehensive loss                                (227,000)           (65,000)
Additional paid-in-capital                                         2,963,000          3,296,000
                                                               -------------      -------------
Total Shareholders' Equity                                         2,750,000          3,245,000
                                                               -------------      -------------
Total Liabilities and Shareholders' Equity                     $ 198,707,000      $ 133,138,000
                                                               =============      =============
Total Shareholders' Equity in the Company,
  limited partner's (equity) interest in
  Operating Partnership, and minority interests                $  32,033,000      $  24,372,000
                                                               =============      =============

      See the accompanying notes to the consolidated financial statements.

                          Cedar Shopping Centers, Inc.
                 Consolidated Statements of Shreholders' Equity
                                  (unaudited)

                                          Common Stock                              Accumulated
                                        ----------------------      Additional         Other           Total
                                                     $0.06 par        Paid-in      Comprehensive    Shareholders'
                                         Shares        value          Capital           Loss          Equity
                                        --------     ---------      ----------     -------------    -------------
Balance at December 31, 2002             232,000      $ 14,000     $ 3,296,000       $ (65,000)     $ 3,245,000
  Unrealized loss on change of
    fair value of interest rate hedge          -             -               -        (162,000)        (162,000)
  Issuance of warrants                         -             -          39,000               -           39,000
  Issuance of stock                        6,000             -          95,000               -           95,000
  Conversion of OP units to stock         46,000         3,000         500,000               -          503,000
  Conversion of stock to OP units        (46,000)       (3,000)       (500,000)              -         (503,000)
  Net loss                                     -             -        (467,000)              -         (467,000)
                                         -------      --------     -----------      ----------      -----------
Balance at September 30, 2003            238,000      $ 14,000     $ 2,963,000      $ (227,000)     $ 2,750,000
                                         =======      ========     ===========      ==========      ===========

      See the accompanying notes to the consolidated financial statements.

                          Cedar Shopping Centers, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                     September 30,
                                                                  2003              2002             2003             2002
                                                                 ------            ------           ------           ------
REVENUE
  Rents                                                        $5,199,000        $2,820,000      $14,122,000       $6,675,000
  Expense Recoveries                                            1,452,000           786,000        3,912,000        2,087,000
  Interest and Other                                               20,000             8,000           60,000           19,000
                                                               ----------        ----------      -----------       ----------
Total Revenue                                                   6,671,000         3,614,000       18,094,000        8,781,000
                                                               ----------        ----------      -----------       ----------

EXPENSES
  Operating, Maintenance and Management                         1,594,000           790,000        4,784,000        2,021,000
  Real Estate Taxes                                               662,000           446,000        1,895,000        1,039,000
  General and Administrative                                      355,000           192,000        1,542,000          720,000
  Depreciation and Amortization                                 1,150,000           607,000        2,917,000        1,720,000
  Interest                                                      3,243,000         1,593,000        7,533,000        4,049,000
  Debt Repayment Fee                                                    -                 -                -          269,000
                                                               ----------        ----------      -----------       ----------
Total Expenses                                                  7,004,000         3,628,000       18,671,000        9,818,000
                                                               ----------        ----------      -----------       ----------

Loss before the following:                                       (333,000)          (14,000)        (577,000)      (1,037,000)
  Minority interests                                             (367,000)         (142,000)        (790,000)         (21,000)
  Limited partner's interest                                      490,000            96,000          939,000          787,000
  Distribution to preferred shareholders (net of
    limited partner's share of $43,000 and  $91,000)              (18,000)                -          (39,000)               -
  Loss on sale of Southpoint Parkway                                    -                 -                -          (49,000)
                                                               ----------        ----------      -----------       ----------
Net loss                                                        ($228,000)         ($60,000)       ($467,000)       ($320,000)
                                                               ==========        ==========      ===========       ==========
Net loss per share                                                 ($0.96)           ($0.26)          ($1.78)          ($1.39)
                                                               ==========        ==========      ===========       ==========
Weighted average number of shares outstanding                     238,000           231,000          263,000          231,000
                                                               ==========        ==========      ===========       ==========

  See the accompanying notes to the consolidated financial statements.

                      Cedar Shopping Centers, Inc.
                 Consolidated Statements of Cash Flows
                              (unaudited)

                                                                                  Nine Months Ended
                                                                            September 30,     September 30,
                                                                                2003               2002
                                                                             -----------       -----------
Cash Flow From Operating Activities
Net loss                                                                     $  (467,000)      $  (320,000)
Adjustments to reconcile net loss to net cash provided by (used in)
  operating activities:
Minority interests                                                               790,000            21,000
Limited partner's interest in Operating Partnership                             (939,000)         (787,000)
Loss on sale of Southpoint Parkway                                                     -            49,000
Distributions to partners                                                     (1,145,000)         (737,000)
Depreciation and amortization                                                  2,917,000         1,720,000
Straight line rent                                                              (515,000)         (248,000)
Amortization of intangible lease liabilities                                    (590,000)                -
Changes in operating assets and liabilities:
Decrease (increase) in rent and other receivables                                 93,000          (344,000)
Increase in prepaid expenses                                                  (1,003,000)         (867,000)
(Increase) decrease in taxes held in escrow                                     (264,000)           60,000
Increase in accounts payable and accrued expenses                              1,077,000           812,000
Increase in security deposits                                                    148,000            43,000
Increase in advance tenant payments                                              514,000           193,000
                                                                             -----------       -----------
  Net cash provided by (used in) operating activities                            616,000          (405,000)
                                                                             -----------       -----------

Cash Flow From Investing Activities
Expenditures for real estate and improvements                                (57,468,000)       (9,663,000)
Increase in property deposits and advance closing costs                       (3,249,000)         (684,000)
Decrease in cash at joint ventures and restricted cash                            99,000            98,000
Sale of  Southpoint Parkway                                                            -         4,353,000
                                                                             -----------       -----------
  Net cash used in  investing activities                                     (60,618,000)       (5,896,000)
                                                                             -----------       -----------

Cash Flow From Financing Activities
Proceeds from mortgage financing                                              46,927,000        20,000,000
Repayment of mortgage financing                                                        -       (17,900,000)
Contributions from minority interest partners                                  9,661,000         8,030,000
Proceeds from line of credit and other  borrowings                            11,041,000           500,000
Repayment of line of credit and other loans payable                           (4,950,000)       (5,093,000)
Principal portion of scheduled mortgage payments                              (1,053,000)         (253,000)
Deferred financing, legal and other costs, net                                (2,711,000)         (221,000)
                                                                             -----------       -----------
  Net cash provided by financing activities                                   58,915,000         5,063,000
                                                                             -----------       -----------

Net decrease in cash and cash equivalents                                     (1,087,000)       (1,238,000)
Cash and cash equivalents at beginning of the period                           3,827,000         2,872,000
                                                                             -----------       -----------
Cash and cash equivalents at end of period                                   $ 2,740,000       $ 1,634,000
                                                                             ===========       ===========
Supplemental Disclosure of Cash Activities
Interest paid                                                                $ 6,119,000       $ 3,529,000
                                                                             ===========       ===========

      See the accompanying notes to the consolidated financial statements.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 1. Organization

         Cedar Shopping Centers, Inc. (the "Company"), formerly Cedar Income Fund, Ltd., was organized in 1984 and qualified to operate as a real estate investment trust ("REIT"). The Company focuses on the ownership, operation and redevelopment of community and neighborhood shopping centers located primarily in Pennsylvania. As of September 30, 2003, the Company owned 15 properties, aggregating approximately 2.5 million square feet of gross leasable area ("GLA").

Name Change

         During the second quarter of 2003, the Company changed its name from Cedar Income Fund, Ltd. to Cedar Shopping Centers, Inc. At the same time, the name of the operating partnership, of which the Company is the sole general partner, was changed from Cedar Income Fund Partnership, L.P. to Cedar Shopping Centers Partnership, L.P. (the "Operating Partnership"). The Board of Directors (the "Board") and management determined that the new name more accurately reflects the nature of the current operations and activities of the Company and of the Operating Partnership.

Stock Split and Reverse Stock Split

         On June 25, 2003, the Company announced a 2-for-1 split of the Company's common shares. The split was effected to maintain the minimum "float" requirement for purposes of the Company's listing on the NASDAQ small cap market. The Company paid a stock dividend of one new share for each share of common stock outstanding, payable July 14, 2003 to shareholders of record on July 7, 2003. On October 20, 2003 the Company effectuated a 1-for-6 "reverse" stock split in connection with a public Offering of its common shares. The reverse stock split was intended to facilitate efficient trading of the Company's stock which was listed on the New York Stock Exchange (see Note 2 below). The accompanying financial statements have been adjusted to give retroactive effect to the stock dividend and the reverse stock split.

Stock Based Compensation

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 1. Organization (continued)

Stock Based Compensation (continued)

         The following table sets forth, on a pro forma basis, the net loss and net loss per share as if the fair value method of accounting defined in SFAS 123 had been applied:

Pro Forma Basic Net Loss Per Share

                                                                   Nine Months Ended
                                                           September 30,       September 30,
                                                              2003                2002
                                                             ------              ------
Net loss as reported                                        $ 467,000           $ 320,000
Adjustment to amortize the value of options granted            12,000              12,000
                                                            ---------           ---------
Pro forma net loss                                          $ 479,000           $ 332,000
                                                            =========           =========

Weighted average number of shares outstanding                 238,000             232,000
                                                            =========           =========
Pro forma basic net loss per share                            $ (2.01)            $ (1.43)
                                                            =========           =========

Note 2. Offering, New York Stock Exchange listing, and related transactions

         During October 2003, the Company completed an Offering (the "Offering") of 13,500,000 shares of its common stock at a price of $11.50 per share pursuant to a registration statement filed with the Securities and Exchange Commission and received approximately $145,000,000 after underwriting fees and Offering costs. The Company's shares were listed on the New York Stock Exchange on October 24, 2003, and commenced trading on that date. The listing of the Company's stock on the NASDAQ was simultaneously terminated. In addition to the transactions described in Note 12, the following transactions are expected to be completed during the fourth quarter of 2003 as a result of the completion of the Offering. On November 11, 2003, the underwriter exercised its over-allotment option to purchase an additional 2,025,000 shares at $11.50 per share less the underwriters' discount.

Transactions with CBRA, SKR and Brentway, the Company's Advisors

         Prior to the equity Offering, the Company was an externally advised REIT, and in this connection Cedar Bay Realty Advisors, Inc. ("CBRA"), SKR Management Corp. ("SKR") and Brentway Management LLC ("Brentway") provided advisory, management and legal services to the Company. Immediately prior to the Offering, CBRA and SKR merged into the Company and Brentway merged into the Operating Partnership. Each of the Company's executive officers was also a principal or officer of the Company's advisors and each became an employee of the Company upon consummation of the Offering. An independent committee of the Board, consisting of disinterested directors, retained a financial advisor who advised them as to the fairness of the consideration to be paid in connection with the merger of the Company's advisors from a financial perspective. The merger was submitted to and approved by the Company's

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 2. Offering, New York Stock Exchange listing, and related transactions (continued)

Transactions with CBRA, SKR and Brentway, the Company's Advisors (continued)

stockholders at the annual meeting of stockholders held on October 9, 2003. With more than 70% of the Company's outstanding shares voting, approximately 93% of the shares were voted in favor of the merger. The total consideration for CBRA, SKR and Brentway in connection with the mergers was 1,040,000 shares of common stock and units of the Operating Partnership which will be distributed to the owners, who are also executive officers of the Company; and to other executive officers and employees of the Company. Each share of common stock and each Operating Partnership unit issued pursuant to the merger is valued at $11.50 per share/unit, the Offering price for the shares.

Transactions with Cedar Bay Company

         In addition to the acquisition of certain shopping center transactions more fully described in Note 12, Cedar Bay Company ("CBC"), which as of September 30, 2003 owned approximately 78% of the Company's common stock and units on a fully-diluted basis, received $9.0 million of the proceeds from the Offering in connection with the repurchase of all of the units of the Operating Partnership owned by CBC, representing a price of $15.87 per unit. The aforementioned independent committee of the Board retained the same financial advisor who advised them as to the fairness of the consideration to be paid to CBC for the repurchase of the units. After the Offering, CBC owned less than 1% of the then-outstanding common stock.

         Affiliates of CBC currently own a 50% interest in The Point Shopping Center. The Company will use $2.4 million of the proceeds from the Offering to purchase this 50% interest. The purchase price for this interest was arrived at through negotiation with CBC.

         Affiliates of CBC currently own Golden Triangle Shopping Center. The Company will use $1.5 million, plus closing costs, of the proceeds from the Offering to purchase this property and will assume the then-remaining balance, estimated at $9.9 million, of the existing first mortgage.

         In connection with the Company's lease agreement to obtain operating control of South Philadelphia Shopping Plaza, in August 2003, an affiliate of CBC loaned the Company $750,000 to make a portion of the deposit in connection with the proposed transaction. The loan matured in October 2003 and bore interest at a rate of 15%. A portion of the proceeds of the Offering was used to repay this loan.

         In connection with the acquisition of the Red Lion partnership interest from an affiliate of CBC, the Company agreed to pay $888,000 in three equal annual installments of $296,000 plus interest at 7.5%. The owner of the affiliate agreed to extend the payment of the installment of $296,000 due in May 2003 until October 30, 2003. This loan was paid in full with the proceeds from the Offering.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 2. Offering, New York Stock Exchange listing, and related transactions (continued)

Transactions with Homburg Invest

          On December 18, 2002, the Company entered into a subscription agreement with Homburg Invest (USA) Inc. ("Homburg Invest") pursuant to which the Company issued in a private placement to Homburg Invest, 3,300 preferred units at a purchase price of $909.09 per preferred unit, for an aggregate purchase price of $3.0 million. The Company had a redemption option for these preferred units at $1,200 per unit. The Company used $3.96 million of the proceeds from the Offering to redeem the preferred units owned by Homburg Invest in accordance with the terms relating to such units.

          Homburg Invest supplied substantially all the equity (through the purchase of joint venture interests) in connection with the Company's acquisition of Pine Grove Shopping Center, Swede Square Shopping Center and Wal-Mart Shopping Center. Homburg Invest received a 10% origination fee for providing the equity in each acquisition. Under the partnership agreement for each property, Homburg Invest was to receive a 12% preferential return on its investment. The Company had the option to buy the Homburg Invest limited partnership interest in the Wal-Mart Shopping Center for 120% of Homburg Invest's original investment plus the 12% preferential return. In the case of Pine Grove and Swede Square, the Company had the option to purchase the Homburg Invest limited partnership interests provided that Homburg Invest received a 15% annualized rate of return from the date each center was acquired. The Company exercised these options and used the proceeds from the Offering to purchase the Homburg Invest limited partnership interests.

          In connection with the Company's lease agreement to obtain operating control of South Philadelphia Shopping Plaza, in August 2003, Homburg Invest loaned the Company $1.1 million to make a portion of the deposit in connection with the proposed transaction. Proceeds from the Offering were used to repay this loan.

Line of Credit

         The Company obtained a commitment for a three-year $75 million secured revolving credit facility from Fleet Bank. Under the terms of this commitment, the Company expects to have available a $40 million bridge loan, with the remaining $35 million to be available upon syndication of the facility prior to December 31, 2003 subject to the satisfaction of certain covenants. Borrowings under the facility will incur interest at a rate of LIBOR plus 2.25% - 2.75% depending upon the Company's leverage (loan to value). The facility will be subject to customary financial covenants and limits on leverage. The Company will have the ability to extend the payments of amounts drawn under the facility for an additional one year period. Security for such facility is expected to be first mortgages on properties which will be otherwise unencumbered after the Offering. There can be no assurances that the lenders will determine that the proffered collateral will be sufficient to support the entire facility, that the syndication will be completed, or that the Company will be able to comply with all of the loan covenants. To the extent available, the Company expects to use the facility to, among other things, finance

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 2. Offering, New York Stock Exchange listing, and related transactions (continued)

Line of Credit (continued)

(a) certain expected acquisitions of shopping centers or interim purchase deposits with respect to new acquisitions, (b) certain expected acquisitions of optioned properties, (c) capital improvements, (d) costs of redevelopment and new development projects and properties, and (e) working capital and other corporate purposes.

Note 3.   Basis of Presentation

          The Operating Partnership is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2003 the Company owned an approximate 30% economic interest in, and is the sole general partner of, the Operating Partnership. As of September 30, 2003, the consolidated financial statements of the Company include the accounts and operations of the Company and the Operating Partnership. The Operating Partnership has a 50% general partnership interest in The Point Shopping Center ("The Point"); a 20% general partnership interest in the Red Lion Shopping Center ("Red Lion"); a 25% general partnership interest in the Loyal Plaza Shopping Center ("Loyal Plaza"); 30% general partnership interests in Fairview Plaza ("Fairview"), Halifax Plaza ("Halifax"), and Newport Plaza ("Newport"); and 15% general partnership interests in Pine Grove Plaza Shopping Center ("Pine Grove"); Swede Square Shopping Center ("Swede Square") and the Wal-Mart Shopping Center ("Wal-Mart"). As discussed in Note 2, the Company has purchased, or will purchase, the following interests held by Homburg Invest and CBC and related entities with Offering proceeds:

         70% limited partnership interest in The Operating Partnership
         50% limited partnership interest in The Point Shopping Center
         85% limited partnership interest in Pine Grove Plaza Shopping Center 85% limited partnership interest in Swede Square Shopping Center
         85% limited partnership interest in Wal-Mart Shopping Center

         The Company owned 97% of the Operating Partnership after (i) the Offering, (ii) the conversion of the Realty Enterprise loan into Operating Partnership units, and (iii) the merger of the Advisors.

         The accompanying interim unaudited financial statements have been prepared by the Company's management pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures are adequate to make the information

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 3. Basis of Presentation (continued)

presented not misleading. The unaudited financial statements as of September 30, 2003, and for the three and nine month periods ended September 30, 2003 and 2002, include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2002 and the prospectus filed with the Securities and Exchange Commission on October 23, 2003.

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

Recent Accounting Developments

         In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 generally provided for various technical corrections to previously issued accounting pronouncements. The only impact to the Company related to SFAS 145 provided that early extinguishment of debt, including the write-off of unamortized deferred loan costs, are generally no longer considered extraordinary items. The Company has adopted the provisions of SFAS 145 and has presented all previous early write-offs of unamortized loan costs as a component of interest expense.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 3. Basis of Presentation (continued)

Recent Accounting Developments (continued)

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". The Interpretation clarifies the application of existing accounting pronouncements to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interest entities created after January 31, 2003. The Company has evaluated the effects of the issuance of the Interpretation on the accounting for its ownership interest in its joint venture partnerships created after January 31, 2003, and has concluded that all such joint ventures should be included in the consolidated financial statements. The Company is currently in the process of evaluating the impact that this Interpretation will have on its financial statements for all joint ventures created before January 31, 2003 and final implementation will be completed during the fourth quarter of 2003.

         On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"). SFAS 149 amends and clarifies the accounting guidance on (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety, or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Management does not expect the adoption of SFAS 149 to have a material impact on the Company's financial condition, results of operations or cash flows.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). This Statement, which establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity, was originally effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective at the beginning of the first interim period starting after June 15, 2003. It was to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. On October 29, 2003 the FASB indefinitely deferred the implementation of SFAS 150 to non-controlling interests in limited-life consolidated entities.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 4. Supplemental Cash Flow Disclosures

         During the first quarter of 2003, 46,000 shares of common stock were issued in exchange for 552 Series A cumulative redeemable preferred Operating Partnership units, and 6,333 shares of common stock were issued at $15.00 per share to vendors for services rendered. During the second quarter of 2003, the 46,000 shares issued in the first quarter were converted back to 552 Series A cumulative redeemable preferred Operating Partnership units.

Note 5. Cash in Joint Ventures and Restricted Cash

         Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of each joint venture and that distributions to the general and limited partners be strictly controlled. To date, these arrangements have not resulted in any significant liquidity shortfalls at the Company or the partnership level; however, the Company or any combination of the joint venture partnerships could experience a liquidity shortage while other members of the group have sufficient liquidity. Cash in joint ventures and restricted cash amounted to approximately $2,784,000 at September 30, 2003.

Note 6. Acquisition Activity

         During August 2003, the Company acquired, subject to a ground lease that expires in 2072, a 15% general partnership interest in the Wal-Mart Shopping Center a 154,700 square foot community shopping center in Southington CT, of which Wal-Mart represents approximately 94,400 square feet with a lease extending through 2018. The purchase price for the property was approximately $8.35 million, plus closing costs. The Company obtained a junior loan of $2.9 million and a senior loan of $5.4 million for the purchase of this property. Both loans were scheduled to mature in two years. The junior loan bore interest at a rate of 12%, while the senior loan bears interest at a spread of 250 basis points over 30-day LIBOR. Substantially all of the net cash flow from the property was required to be applied to the outstanding principal balance of the junior loan until it is paid in full. Additionally, the Company is required to pay an exit fee of $88,000 upon repayment. The junior loan was repaid in full from the proceeds of the Offering completed during October 2003 (See Note 2).

         During June 2003, the Company acquired Valley Plaza Shopping Center ("Valley Plaza") in Hagerstown, MD, a 191,000 square foot shopping center, for approximately $9.5 million. The purchase price plus certain lender fees were financed by a $6.4 million two-year interest-only senior bank loan with interest at LIBOR plus 250 basis points, and a two-year $3.4 million junior bank loan with interest at 12.5% annually. Commitment fees of $65,000 for the senior bank loan and $346,000 for the junior bank loan were included in the loan amounts. Substantially all of the net cash flow from the property was required to be applied to the outstanding principal balance of the junior loan until it was paid in full. Additionally, the Company was required to pay an exit fee of $103,000 upon repayment. The junior loan was repaid in full from the proceeds of the Offering completed during October 2003 (See Note 2).

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 6. Acquisition Activity (continued)

         During April and May 2003, the Company acquired a 15% general partnership interest in both Pine Grove, a 79,000 square foot shopping center in Pemberton Township, NJ, and Swede Square, a 95,000 square foot shopping center in East Norriton, PA. The purchase prices for these properties, including closing costs, were approximately $8.0 million and $8.6 million, respectively. Pine Grove was financed by a seven-year LIBOR-based first mortgage loan for $6.0 million, with level principal payments of $12,500 per month. The Company entered into an interest rate swap with the lender fixing the interest rate at 6.24% annually for the term of the loan.

         Swede Square was purchased subject to a two-year, first mortgage construction/acquisition loan with a balance of $5.6 million and fixed interest-only payments at 7.25% annually. The loan provides for additional borrowings up to a total loan amount of $7.5 million to provide for tenant improvements and leasing commissions as vacant space is occupied.

         In January and February 2003, the Company completed the acquisition of a 30% general partnership interest in Fairview, Newport and Halifax, with an aggregate gross leaseable area of approximately 190,000 square feet, the properties are all anchored by Giant supermarkets and are all located in the Harrisburg, Pennsylvania area. The centers cost approximately $20.8 million. The Company's general partnership interest cost $1.16 million and the limited partner, who is affiliated with the limited partner in the Loyal Plaza partnership, invested $3.74 million. The terms of the partnership agreement provide that the limited partner will receive a preferential return of 12.5% on its investment before the Company is entitled to receive any distributions. The balance of the purchase price was financed by three separate mortgage loans aggregating approximately $15.9 million. The loan on Fairview was in the amount of $6.1 million with a term of ten years, and has a fixed annual rate of 5.64%. The Company entered into interest rate swaps for the entire amount of the first loan, and for the seven-year terms of the other two loans (approximately $ 4.3 million and $5.5 million for the Newport and Halifax properties, respectively), resulting in a fixed annual rate of 6.43%. The blended annual interest rate for the three loans is 6.09%.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 7. Mortgage Loans, Other Loans Payable, and Line of Credit

Mortgage loans outstanding consist of the following:

                                                                                       Balance outstanding at
                                                                                   -----------------------------
                                       Original      Interest                      September 30     December 31,
Property                                Amount         Rate         Maturity           2003             2002
----------------------------------------------------------------------------------------------------------------
The Point Shopping Center            $ 20,000,000      7.63%        Jun 2027       $ 19,650,000     $ 19,864,000
Harrisburg, PA

Red Lion Shopping Center               16,800,000      8.86%        Feb 2010         16,624,000       16,715,000
Philadelphia, PA

Camp Hill Mall                         14,000,000      4.74%(1)     Nov 2004         14,000,000       14,000,000
Camp Hill, PA

Loyal Plaza                            13,877,000      7.18%        Jun 2011         13,712,000       13,814,000
Williamsport, PA

Port Richmond Village                  11,610,000      7.17%        Mar 2008         11,330,000       11,439,000
Philadelphia, PA

Academy Plaza                          10,715,000      7.28%        Mar 2013         10,458,000       10,558,000
Philadelphia, PA

Washington Center Shoppes               6,236,000      7.53%        Nov 2027          5,845,000        5,900,000
Washington Township, NJ

LA Fitness Center  (2)                  5,000,000   LIBOR+2.75%     Dec 2007          2,427,000        1,247,000
Fort Washington, PA

Fairview Plaza                          6,080,000      5.64%        Feb 2013          6,036,000              N/A
New Cumberland, PA

Halifax Plaza                           4,265,000      6.43%        Jan 2010          4,213,000              N/A
Halifax, PA

Newport Plaza                           5,424,000      6.43%        Feb 2010          5,373,000              N/A
Newport, PA

Pine Grove Shopping Center              6,000,000      6.24%        Apr 2010          5,938,000              N/A
Pemberton Township, NJ

Swede Square Shopping Center            5,560,000      7.25%        May 2005          5,560,000              N/A
East Norriton, PA

Valley Plaza Shopping Center            6,430,000   LIBOR+2.50%     Jun 2005          6,408,000              N/A
Hagerstown, MD                          3,462,000      12.00%       Jun 2005          3,462,000

Wal-Mart Shopping Center                5,444,000   LIBOR+2.50%     Aug 2005          5,444,000              N/A
Southington, CT                         2,931,000      12.00%       Aug 2005          2,931,000
----------------------------------------------------------------------------------------------------------------
Totals                              $ 143,834,000                                 $ 139,411,000     $ 93,537,000
================================================================================================================

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

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

         During November 2002, the Company entered into a financing agreement with SWH for a $6.0 million loan. The SWH loan was scheduled to mature on November 30, 2005 and carried an annual interest rate of 12.5% through November 30, 2003. During August 2003, the Company refinanced the SWH loan and such refinancing provided the Company with approximately $2.0 million in cash after payment of certain fees. The refinancing also carried interest at the annual rate of 12.5%. This loan together with certain exit fees was paid with the proceeds from the Offering completed in October 2003 (See Note 2).

         In connection with the acquisition of the Red Lion partnership interest from a related party, the Company agreed to pay $888,000 in three equal annual installments of $296,000 plus interest at 7.5%. The related party agreed to extend the payment of the current installment of $296,000 through October 30, 2003. This loan was repaid with the proceeds from the Offering completed in October 2003 (See Note 2).

         During March 2003, the Company entered into a new credit facility with North Fork Bank for a one-year period. The line of credit bore interest at the greater of 6% or the bank's prime rate plus 1%. The credit facility has a $2.0 million limit. The outstanding balance of the borrowings under this line was repaid with the proceeds from the Offering completed in October 2003 (See
Note 2).

         Homburg Invest provided to the Company a one-year, $1.1 million 9% interest-only loan. The loan included a $100,000 entrance fee and required payment of a $220,000 exit fee. The loan was used to partially fund the deposit requirements for the South Philadelphia Shopping Plaza. This loan was repaid with the proceeds from the Offering completed in October 2003 (See Note 2).

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 7. Mortgage Loans, Other Loans Payable, and Line of Credit (continued)

         During the second quarter of 2003, Selbridge Corporation, an affiliate of CBC, a related party, provided the Company with a $750,000 loan. The principal plus interest, calculated at an annual rate of 15%, was payable on or before October 31, 2003. The loan was used to partially fund the deposit requirements for the South Philadelphia Shopping Plaza. This loan was paid in full with the proceeds from the Offering completed in October 2003 (See Note 2).

           During August 2003, The Company obtained a $1.0 million loan from Realty Enterprise Fund, LLC, which was used to fund the deposit for the acquisition of Columbus Crossing Shopping Center and River View Plaza I, II and
III. The loan bore interest at the rate of 9% annually and was due on the earlier to occur of one year from the date of the advance or five days after completion of any public Offering. The Company agreed to pay an exit fee of 20% of the principal advanced. The lender had the right to convert the loan to units in the Operating Partnership valued at the public Offering price, less the underwriting commission. During October 2003 the lender exercised its right to convert the principal of the loan to Operating Partnership units and the Company paid the exit fee and accrued interest from the proceeds of the Offering (See
Note 2).

Note 8. Intangible Lease Asset/Liability

         On July 1, 2001 and January 1, 2002, the Company adopted SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets subsequent to January 1, 2002, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

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

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 8. Intangible Lease Asset/Liability (continued)

         In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the remaining initial terms in the respective leases.

         The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is immaterial for these particular acquisitions. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

         As a result of adopting the standards, amounts totaling $5,117,000 and $4,321,000 have been recorded as intangible lease liabilities for properties acquired in 2002 and 2003, respectively, and are included in deferred liabilities in the accompanying consolidated balance sheet. The intangible assets and liabilities are amortized over the remaining terms of the respective leases to rental income. Such amortization amounted to $169,000, $143,000 and $278,000 during the first three quarters of 2003, respectively, $0 during each of the first three quarters of 2002, and $146,000 of amortization in the fourth quarter of 2002. The weighted average amortization period for the intangible lease liabilities is approximately eleven years.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 8. Intangible Lease Asset/Liability (continued)

These intangibles will be amortized as follows:

    For the year ending December 31:
           2003                                     $  253,000
           2004                                        994,000
           2005                                        822,000
           2006                                        669,000
           2007                                        763,000
       Thereafter                                    5,201,000
                                                    ----------
                                                    $8,702,000
                                                    ==========

Note 9. Related Party Transactions

         Prior to the Offering described in Note 2, the Company had no administrative or executive employees and accordingly relied on CBRA and its affiliates to manage the affairs of the Company. The Company was referred to as an "advised" REIT.

         The following is a schedule of acquisition and disposition fees paid, accrued, or deferred by the Company to CBRA for the nine-month period ended September 30, 2003 and for the year ended December 31, 2002:

Property                        Paid               Accrued             Total
-------------------------     ---------           ---------          ---------
2003 Transactions
-----------------
Fairview Plaza, Halifax
Plaza and Newport Plaza       $       -           $ 180,000          $ 180,000
Pine Grove                       74,000                   -             74,000
Swede Square                     79,000                   -             79,000
Valley Plaza                     92,000                   -             92,000
Wal-Mart Shopping Center         83,500                   -             83,500
                              ---------           ---------          ---------
Totals                        $ 328,500           $ 180,000          $ 508,500
                              =========           =========          =========

2002 Transactions
-----------------
Southpoint                    $  47,000           $       -          $  47,000
Red Lion                         44,000                   -             44,000
Loyal Plaza                           -             183,000            183,000
Camp Hill                             -             172,000            172,000
LA Fitness                       60,000                   -             60,000
                              ---------           ---------          ---------
Totals                        $ 151,000           $ 355,000          $ 506,000
                              =========           =========          =========

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 9. Related Party Transactions (continued)

         The following is a schedule of management, administrative, advisory, legal, leasing, and loan placement fees paid or accrued to CBRA or its affiliates:

                                    Three Months Ended Sept. 30,           Nine Months Ended Sept. 30,
                                    2003                   2002             2003                 2002
                                   ------                 ------           ------               ------
Management Fees                   $ 237,633              $ 202,000        $ 630,633            $ 421,000

Construction Management           $       -              $  20,000        $   2,000            $  20,000

Leasing Fees                      $       -              $ 260,000        $  17,000            $ 276,000

Administrative and Advisory       $ 159,000              $  90,000        $ 543,000            $ 270,000

Legal                             $  85,735              $  87,000        $ 167,735            $ 128,000

Loan Placement Fees               $       -              $ 100,000        $       -            $ 100,000


             In connection with the Offering completed during October 2003, CBRA was merged into the Company and the Company has become a self-administered REIT (See Note 2).

         Homburg Invest purchased, on December 24, 2002, for $3.0 million, 3,300 convertible Series A preferred Operating Partnership units at $909.09 with a liquidation value of $1,000 each and a preferred distribution rate of 9%. In connection with such acquisition of securities by Homburg Invest, the Company's Board of Directors elected Richard Homburg a director.

         During the second and third quarters of 2003, Homburg Invest provided the equity financing in the form of an 85% limited partnership interest with respect to the acquisitions of the Pine Grove ($2.1 million), Swede Square ($3.0 million) and Wal-Mart Shopping Center ($825,000) properties and jointly and severally with the Company guaranteed the junior debt financing for Valley Plaza ($3.4 million) and the Wal-Mart Shopping Center ($2.9 million). Homburg Invest received from the third party lender a $320,000 placement fee for the loans and is entitled to receive from the lender 40% of the interest accrued on the junior loans and an exit fee of $96,000. Homburg invest also received a 10% placement fee on the equity financings and a 12% preferential return on its limited partnership interests. During October 2003, the Company exercised its option to buy the Homburg Invest limited partnership interest in the Wal-Mart Shopping Center for $990,000 and exercised its option to buy the Homburg Invest limited partnership interests in Pine Grove and Swede Square pursuant to a 15% look-back IRR provision in the partnership agreements.

         During June 2003, Homburg provided to the Company a one-year $1.1 million, 9% interest-only loan that was used to partially fund the deposit requirements for the South Philadelphia Shopping Plaza transaction. The loan included a 10% placement fee and provided for a 20% exit fee.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 9. Related Party Transactions

         In connection with the acquisition of the Red Lion partnership interest from Silver Circle Management Corp, a party related to CBC, the limited partner of the Operating Partnership, the Company agreed to pay $888,000 in three equal annual installments of $296,000 plus interest at 7.5%.

         During the second quarter of 2003, Selbridge Corporation, a party related to CBC, provided the Company with a $750,000 loan. The principal, plus interest calculated at an annual rate of 15%, was payable on or before October 31, 2003.

         All of the related party junior loans and certain third party indebtedness were repaid together with the agreed-upon exit fees and accrued interest from the proceeds of the public Offering.

Note 10. Interest Rate Hedges

         During 2002, the Company completed one interest rate swap transaction to hedge the Company's exposure to changes in interest rates with respect to $14.0 million of LIBOR-based variable rate debt. The swap agreement provides for a fixed all-in rate of 4.74% (including a credit spread of 1.95%). The swap agreement extends through November 19, 2003 on $7.0 million of principal and through November 19, 2004 on the remaining $7.0 million of principal.

         During the first quarter of 2003, the Company entered into two interest rate swaps to hedge the Company's exposure to changes in interest rates with respect to $9.8 million of LIBOR-based variable rate debt. The swap agreements provide for a fixed all-in rate of 6.43% for the seven-year term of the Halifax and Newport loans. During the second quarter of 2003, the Company entered into one swap agreement to hedge a $6.0 million LIBOR-based variable rate loan for Pine Grove. The agreement fixes the rate at 6.24% for the seven-year term of the loan.

         As of September 30, 2003, the Company has interest rate swaps on four of its mortgage loans. These derivatives had a fair value of approximately $697,000 of which $227,000 has been recognized in accumulated other comprehensive loss and the remaining $470,000 has been recorded in the limited partner's interest in consolidated Operating Partnership.

         The Company's interest rate hedges are designated as cash flow hedges and hedge the future cash outflows on debt. Interest rate swaps that convert variable payments to fixed payments, such as those held by the Company, as well as interest rate caps, floors, collars, and forwards are cash flow hedges. The unrealized gains/losses in the fair value of these hedges are reported on the balance sheet with a corresponding adjustment to either accumulated other comprehensive loss or results of operations. For cash flow hedges, the ineffective portion of a derivative's change in fair value is immediately recognized in results of operations.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 11. Earnings Per Share

         In accordance with SFAS No. 128, "Earnings Per Share" ("SFAS 128"), basic earnings per share ("EPS") are computed by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. As the Company reported a net loss during the first three quarters of 2003 and 2002, diluted EPS are not presented.

Note 12. Commitments, Contingencies and Subsequent Events

South Philadelphia Shopping Plaza

         During October 2003, the Company entered into a net lease with regard to the South Philadelphia Shopping Plaza, located in Philadelphia, PA. Simultaneously with the execution of the net lease, the Operating Partnership made a loan to the existing owner in the amount of $39.0 million, secured by a first mortgage on the owner's fee interest in the property. The Company has the right to exercise an option to purchase the property at fair market value at any time after ten years, subject to acceleration of its right to exercise the purchase option in certain instances. In connection with this transaction, the current owner of this center has agreed that the Company may offset rent due under the net lease in the event a certain 7,600 square foot space is vacant at the property during the three years subsequent to the transaction.

         South Philadelphia Shopping Plaza is a 283,000 square foot shopping center built in 1950 with a 54,000 square foot Shop Rite as the anchor tenant. Additional tenants include Bally's Total Fitness, Ross Dress For Less and Strauss Auto Zone.

         Proceeds from the Offering were used to fund this transaction (See
Note 2).

Golden Triangle Shopping Center

          In September 2003, the Company entered into an agreement to acquire from affiliates of CBC, the Golden Triangle Shopping Center in Lancaster, PA. This is an approximately 229,000 square foot shopping center built in 1960 with a 30,000 square foot Marshalls and a 24,000 square foot Staples. The shopping center has entered into a lease for a 46,000 square foot L.A. Fitness Center and is negotiating leases for a 30,000 square foot in line vacancy. The Company also expects to redesign the parking lot and install new facades and signage. Construction of the L.A. Fitness facility requires consent of one or more existing tenants at the center, which consent has not yet been obtained. Management believes such consents will be forthcoming; however, there can be no assurances that such consents will ultimately be received.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 12. Commitments, Contingencies and Subsequent Events (continued)

Golden Triangle Shopping Center (continued)

         The purchase price for the property will be approximately $11.4 million, plus defeasance costs with respect to existing financing of approximately $1.9 million, and closing costs. Defeasance will require a 90-day prior notice to the existing lender, which the Company intends to give upon closing its line of credit facility. Proceeds from the Offering and/or the Company's line of credit will be used to fund this acquisition which is expected to close during the first quarter of 2004 (see Note 2).

Columbus Crossing Center

         On or about November 21, 2003, the Company will acquire operating control of Columbus Crossing Shopping Center in Philadelphia, PA. This is a new, fully leased approximately 142,000 square foot shopping center completed in 2001 with a 62,000 square foot Super Fresh Supermarket as the principal anchor tenant. Additional tenants include a 25,000 square foot Old Navy, a 22,000 square foot A.C. Moore and a 10,000 square foot Famous Footwear. The property abuts adjacent free-standing Wal-Mart and Home Depot stores, which the Company is not acquiring.

         In connection with the transaction, the Operating Partnership will make a $6.4 million loan to the owners, which must be repaid at the time their interests in the partnership are redeemed. The Company has the option to redeem those interests in ten years. The transaction will be entered into subject to a $17.5 million first mortgage loan. Proceeds from the Offering will be used to fund this transaction (See Note 2), which is expected to close during November 2003.

River View Plaza I, II, and III

          In November 2003, the Company acquired operating control of River View Plaza I, River View Plaza II and River View Plaza III shopping centers in Philadelphia, PA. These shopping centers consist of three separate properties with an aggregate of approximately 246,600 square feet of GLA. River View I is anchored by a 77,000 square foot United Artists Theatre, River View II is anchored by Staples and West Marine and River View III is anchored by Pep Boys and Athlete's Foot.

          All three properties are also located on the opposite side of the boulevard from the Columbus Crossing property. There is a northbound exit from Route I-95 adjacent to the properties.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (unaudited)

Note 12.  Commitments, Contingencies and Subsequent Events (continued)

River View Plaza I, II, and III (continued)

         In connection with the transaction, the Operating Partnership made a $26.7 million loan to the former owners, which must be repaid at the time their interests in the partnership are redeemed. The Company has the option to redeem those interests in ten years. The transaction was entered into subject to a $22.5 million first mortgage loan, which the Company repaid at the closing. Proceeds from the Offering were used to fund this transaction (See Note 2).

The Point Shopping Center

         The Company has entered into an agreement to acquire from affiliates of CBC, the 50% interest in The Point Shopping Center in Harrisburg, PA not previously owned by us for a purchase price of approximately $2.4 million, subject to a $19.7 million first mortgage. This property contains approximately 255,000 square feet of GLA. This acquisition will be financed from the proceeds of the Offering, and is expected to close in November 2003.

Lake Raystown Plaza and Huntingdon Plaza

         In August 2003, the Company entered into agreements to purchase, from the same owner, Lake Raystown Plaza for approximately $7.0 million and Huntingdon Plaza for approximately $4.0 million. During November 2003, the agreements to purchase these properties were terminated. The Company expects that the earnest money deposits made with respect to these properties, aggregating $100,000, will be refunded with the exception of $50,000, used to extend the due diligence period, which has been forfeited.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

         Statements made or incorporated in this Form 10-Q include certain forward-looking statements. Forward-looking statements include, without limitation, statements containing the words "anticipates," "believes," "expects," "intends," "future," and words of similar import which express the Company's belief, expectations or intentions regarding future performance or future events or trends. You should be cautioned that, while forward-looking statements reflect good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company's control. Certain factors that might cause such a difference include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the eastern United States in particular; the financial viability of the tenants; the continuing availability of retail center acquisitions, development and redevelopment opportunities on favorable terms; the availability of equity and debt capital in the public markets; the fact that returns from development, redevelopment and acquisition activity may not be at expected levels; the Company's potential inability to realize the level of proceeds from property sales as initially expected; inherent risks in ongoing redevelopment and development projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of redevelopment and development efforts, and market factors involved in the pricing of material and labor; the need to renew leases or relet space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due.

Summary of Critical Accounting Policies

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. In response to recent guidance from the Securities and Exchange Commission, the Company has identified the following critical accounting policies, the application of which requires significant judgments and estimates.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". The Interpretation clarifies the application of existing accounting pronouncements to certain entities in which the equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation are immediately effective for all variable interest entities created after January 31, 2003. The Company has evaluated the effects of the issuance of the Interpretation on the accounting for its ownership interest in its joint venture partnerships created after January 31, 2003, and has concluded that all of the Company's joint ventures should be included in the consolidated financial statements. The Company is currently in the process of evaluating the impact that this Interpretation will have on its financial statements for all joint ventures created

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary of Critical Accounting Policies (continued)

before January 31, 2003 and final implementation will be completed during the fourth quarter of 2003.

         On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and asset impairment, and derivatives used to hedge interest-rate risks. These accounting policies are further described in the notes to the consolidated financial statements. Management's estimates are based on information that is currently available and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

Revenue Recognition

         Rental income with scheduled rent increases is recognized using the straight-line method over the term of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in straight line rent receivable. Leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until those specified targets are met.

         The Company must make estimates as to the collectibility of its accounts receivable related to minimum rent, deferred rent, expense reimbursements and other revenue. Management analyzes accounts receivable and historical bad debts, tenant creditworthiness, current economic trends and changes in the tenant's payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income.

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

          The Company is required to make subjective estimates as to the useful lives of its properties for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. A shorter estimate of the useful life of an investment would have the effect of increasing depreciation expense and lowering net income, whereas a longer estimate of the useful life of the investment would have the effect of reducing depreciation expense and increasing net income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Summary of Critical Accounting Policies (continued)

Real Estate Investments (continued)

         On July 1, 2001 and January 1, 2002, the Company adopted SFAS No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles", respectively. As part of the acquisition of real estate assets subsequent to January 1, 2002, the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and building improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases, and value of tenant relationships, based in each case on their fair values.

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

         In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the remaining initial terms in the respective leases.

         The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease; however, the value of tenant relationships has not been separated from in-place lease value because such value and its consequence to amortization expense is immaterial. Should future acquisitions of properties result in allocating material amounts to the value of tenant relationships, an amount would be separately allocated and amortized over the estimated life of the relationship. The value of in-place leases exclusive of the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Summary of Critical Accounting Policies (continued)

Real Estate Investments (continued)

value of above-market and below-market in-place leases is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all un-amortized amounts relating to that lease would be written off.

         The Company applies SFAS No. 144 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If impairment exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value. Real estate investments held for sale are carried at the lower of carrying amount or fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

Hedging Activities

        From time to time, the Company uses derivative financial instruments to limit its exposure to changes in interest rates related to variable rate borrowings. Derivative instruments are carried on the consolidated financial statements at their estimated fair value and a change in the value of a derivative is reported as accumulated other comprehensive income or loss. If interest rate assumptions and other factors used to estimate a derivative's fair value or methodologies used to determine a derivative's effectiveness were different, amounts included in the determination of net income or accumulated other comprehensive income or loss could be affected.

Results of Operations

         During the third quarter of 2003, the Company acquired a 15% general partnership interest in one shopping center with an aggregate cost of approximately $9.1 million. During the second quarter of 2003, the Company acquired a 100% interest in one shopping center with an aggregate cost of $9.5 million, and 15% general partnership interests in two shopping centers with an aggregate cost of approximately $16 million. During the first quarter of 2003, the Company acquired a 30% general partnership interest in three shopping centers with an aggregate cost of $20.8 million. During the fourth quarter of 2002, the Company acquired a 100% interest in one shopping center with an aggregate cost of approximately $17.2 million. During the third quarter of 2002, the Company acquired a 25% general partnership interest in one shopping center with an aggregate cost of $19.3 million. During the second quarter of 2002, the Company acquired a 20% general partnership interest in one shopping center from a related

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

party, based on a property value of $23 million. The Company also sold one office property during the second quarter of 2002 for a gross sales price of approximately $4.4 million, which resulted in a loss of $49,000 during that quarter.

Results of operations for the nine month period ended September 30, 2003 compared to September 30, 2002

         Differences in results of operations between the first nine months of 2003 and the first nine months of 2002 were attributable primarily to the Company's acquisition and disposition activities. Net loss before the loss on sale of properties, distributions to preferred shareholders, and income allocated to minority interest and limited partner, decreased approximately $460,000 from a net loss of $1,037,000 in the first nine months of 2002 to a net loss of $577,000 in the first nine months of 2003. Net loss attributable to common shareholders increased approximately $147,000, from a net loss of $320,000 in the first nine months of 2002 to a net loss of $467,000 in the first nine months of 2003. Net loss per share increased $0.39, from a net loss per share of $1.39 in the first nine months of 2002 to a net loss per share of $1.78 in the first nine months of 2003.

         Results of operations for properties consolidated for financial reporting purposes and held throughout both the first nine months of 2002 and the first nine months of 2003 included four properties. As of September 30, 2002 and 2003, the Company owned 6 properties and 15 properties, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of operations for the nine month period ended September 30, 2003 compared to September 30, 2002 (continued)

Revenue and Expenses

                                                 Nine Months Ended
                                        September 30,       September 30,                Acquisitions/      Held in
                                            2003                2002       Difference    Dispositions      both years
                                        -----------------------------------------------------------------------------
Rents and expense recoveries            $ 18,034,000        $ 8,762,000   $ 9,272,000    $ 8,877,000      $ 395,000
Property expenses                          6,679,000          3,060,000     3,619,000      3,257,000        362,000
Depreciation and amortization              2,917,000          1,720,000     1,197,000      1,475,000       (278,000)
Interest expense                           7,533,000          4,049,000     3,484,000      2,774,000        710,000
General and administrative expense         1,542,000            720,000       822,000              -              -

Results attributable to acquisition activities

         Rents and expense recoveries increased from approximately $8,762,000 in the first nine months of 2002 to approximately $18,034,000 in the first nine months of 2003, a net increase of approximately $9,272,000 or 106%. Such net increase is attributable primarily to the Company's acquisition and disposition activities.

         Property expenses, excluding depreciation, amortization and interest expense, increased from approximately $3,060,000 in the first nine months of 2002 to approximately $6,679,000 in the first nine months of 2003, a net increase of approximately $3,619,000, or 118%. Such increase reflects approximately $3,257,000 attributable to the Company's acquisition activities, and approximately $362,000 attributable to properties held in both years.

         Depreciation and amortization increased from approximately $1,720,000 in the first nine months of 2002 to approximately $2,917,000 in the first nine months of 2003, a net increase of approximately $1,197,000, or 70%. Such increase is attributable to the Company's acquisition activities and is offset, in part, by the reduction in amortization expense at The Point.

         Interest expense increased from approximately $4,049,000 in the first nine months of 2002 to approximately $7,533,000 in the first nine months of 2003, a net increase of approximately $3,484,000, or 86%. Such increase reflects approximately $2,774,000 attributable to the Company's acquisition activities, and approximately $710,000 attributable primarily to the interest on the Company's short-term borrowings and the related write off of deferred financing charges, as well as the refinancing of The Point loan.

         General and administrative expense increased approximately $822,000 to $1,542,000 in the first nine months of 2003 from approximately $720,000 in the first nine months of 2002, a change of 114%. This is attributable to overall growth of the Company resulting in an increase in advisory fees of $273,000, an increase in legal and accounting fees of approximately $409,000, an increase in directors' fees of approximately $14,000, and an increase in other administrative costs of $126,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results for properties fully operating throughout the first nine months of both years

         Rental income for Port Richmond L.L.C. 1 ("Port Richmond"), Academy Plaza L.L.C. 1 ("Academy Plaza"), Washington Center L.L.C. 1 ("Washington Center"), and The Point Associates, L.P. ("The Point"), the only properties fully operating throughout the first nine months of both years, increased by approximately $395,000 from $6,624,000 in the first nine months of 2002 to $7,019,000 in the first nine months of 2003. Property expenses increased $362,000, from approximately $2,319,000 during the first nine months of 2002 to $2,681,000 during the first nine months of 2003. The increase in property expenses for the nine-month period ended September 30, 2003 is primarily attributable to (1) an increase in snow removal costs of approximately $94,000,
(2) an increase in real estate taxes of $88,000 resulting from a second quarter 2002 reassessment following the completion of The Point redevelopment project and a $30,000 increase in real estate taxes at Port Richmond, (3) an increase in insurance expense of $49,000, and (4) the write off of $94,000 of accounts receivable principally attributable to common area maintenance charges disputed with a major tenant. These increases will, in part, be recovered through future tenant escalations.

Results of operations for the three months ended September 30, 2003 compared to September 30, 2002

         Differences in results of operations between the third quarter of 2003 and the third quarter of 2002 were driven largely by the Company's acquisition and disposition activities. Net loss before income allocated to minority interest and limited partner, increased approximately $319,000, from a net loss of $14,000 in the third quarter of 2002 to a net loss of $333,000 in the third quarter of 2003. Net loss attributable to common shareholders increased approximately $168,000 from a net loss of $60,000 in the third quarter of 2002 to a net loss of $228,000 in the third quarter of 2003. Net loss per share increased $0.70, from a net loss per share of $0.26 in the third quarter of 2002 to a net loss per share of $0.96 in the third quarter of 2003.

         Results of operations for properties consolidated for financial reporting purposes and held throughout both the third quarter of 2002 and the third quarter of 2003 included six properties. As of September 30, 2002 and 2003, the Company owned 6 properties and 15 properties, respectively.

Revenue and Expenses

                                                  Quarter Ended
                                        September 30,       September 30,                Acquisitions/      Held in
                                            2003                2002       Difference    Dispositions      both years
                                        -----------------------------------------------------------------------------
Rents and expense recoveries             $ 6,651,000       $ 3,606,000   $ 3,045,000     $ 2,879,000       $ 166,000
Property expenses                          2,256,000         1,236,000     1,020,000         996,000          24,000
Depreciation and amortization              1,150,000           607,000       543,000         507,000          36,000
Interest expense                           3,243,000         1,593,000     1,650,000         786,000         864,000
General and administrative expense           355,000           192,000       163,000               -               -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results attributable to acquisition and disposition activities

         Rents and expense recoveries increased from approximately $3,606,000 in the third quarter of 2002 to approximately $6,651,000 in the third quarter of 2003, a net increase of approximately $3,045,000 or 84%. Such net increase is attributable primarily to the Company's acquisition and disposition activities.

         Property expenses, excluding depreciation, amortization and interest expense, increased from approximately $1,236,000 in the third quarter of 2002 to approximately $2,256,000 in the third quarter of 2003, a net increase of approximately $1,020,000 or 83%. Such increase is attributable to the Company's acquisition and disposition activities.

         Depreciation and amortization increased from approximately $607,000 in the third quarter of 2002 to approximately $1,150,000 in the third quarter of 2003, a net increase of approximately $543,000 or 89%. Such increase is attributable primarily to the Company's acquisition activities.

         Interest expense increased from approximately $1,593,000 during the third quarter of 2002 to approximately $3,243,000 in the third quarter of 2003, a net increase of approximately $1,650,000 or 104%. Such increase reflects approximately $786,000 attributable to the Company's acquisition activities, and approximately $864,000 is principally attributable to the interest on the Company's short-term borrowings and the related write off of deferred financing charges.

         General and administrative expense increased approximately $163,000 to $355,000 in the third quarter of 2003 from approximately $192,000 in the third quarter of 2002, a change of 85%. The increase is primarily attributable to the Company's growth resulting in increases in advisory fees of $69,000 and an increase in legal and accounting fees of $94,000.

Results for properties fully operating throughout the third quarter of both years

         Rental income for Port Richmond, Academy Plaza, Washington Center, The Point, Red Lion and Loyal Plaza, the only properties fully operating throughout the third quarter of both years, increased by approximately $166,000, from $3,606,000 in the third quarter of 2002 to $3,772,000 in the third quarter of 2003. Property expenses for those properties increased $24,000 from approximately $1,236,000 during the third quarter of 2002 to $1,260,000 during the third quarter of 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Net Cash Flows

Operating Activities

         Net cash flow (used in) provided by operating activities increased from $(405,000) during the first nine months of 2002 to $616,000 during the first nine months of 2003. The increase of $1,021,000 is attributable to the decrease in net loss before minority interests, limited partner's interest, distributions, and loss on sale for the period, as well as the increases /decreases in rent and other receivables, prepaid expenses, taxes held in escrow, accounts payable and accrued expenses, security deposits, and advanced tenant payments, all principally associated with the properties acquired since September 2002.

Investing Activities

         Net cash flow used in investing activities was $(60,618,000) during the first nine months of 2003, compared to approximately $(5,896,000) during the first nine months of 2002. During the first nine months of 2003, the Company completed the purchase of seven shopping center properties aggregating approximately 718,000 square feet at a cost of approximately $57,000,000, while the Company purchased two properties during the first nine months of 2002 with an aggregate purchase price of approximately $8,583,000 and sold one property for approximately $4,350,000 in May 2002.

Financing Activities

         Cash flow provided by financing activities increased to approximately $58,915,000 in the first nine months of 2003 from approximately $5,063,000 of cash provided during the first nine months of 2002. The change of approximately $54,000,000 was primarily the result of the Company obtaining mortgage financing of approximately $47,000,000, proceeds from a line of credit and other short term borrowings of approximately $11,000,000, and the receipt of $10,000,000 in equity contributions from limited partners to fund the acquisitions of six shopping centers, including the capital expenditures necessary to improve and lease the Company's properties. This increase is offset, in part, by payments of scheduled mortgage amortization and the repayment of a line of credit.

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

         During October 2003, the Company completed an Offering, the net proceeds of which amounted to approximately $145,000,000, and in November 2003, the underwriter exercised its over-allotment option to purchase an additional 2,025,000 shares at $11.50 per share less the underwriters' discount. In connection with the Offering, the Company obtained a commitment for a three-year $75 million secured revolving credit facility from Fleet Bank. Under the terms of this commitment the Company expects to have available a $40 million bridge loan, with the remaining $35 million to be available upon syndication of the facility prior to December 31, 2003 subject to the satisfaction of certain covenants. Borrowings under the facility will incur interest at a rate of LIBOR plus 2.25% - 2.75% depending upon the Company's leverage (loan to value). The facility will be subject to customary financial covenants and limits on leverage. The Company will have the ability to extend the payments of amounts drawn under the facility for an additional one year period. Security for such facility is expected to be first mortgages on properties which will be otherwise unencumbered after the Offering. There can be no assurances that the lenders will determine that the proffered collateral will be sufficient to support the entire facility, that the syndication will be completed, or that the Company will be able to comply with all of the loan covenants. To the extent available, the Company expects to use the facility to, among other things, finance (a) certain expected acquisitions of shopping centers or interim purchase deposits with respect to new acquisitions, (b) certain expected acquisitions of optioned properties, (c) capital improvements, (d) costs of redevelopment and new development projects and properties, and (e) working capital and other corporate purposes.

         The Company believes that it has the ability to fund its operations for at least the next twelve months, including required property-level capital expenditures, tenant improvements, leasing costs, and mortgage and other scheduled principal payments.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Cedar Shopping Centers, Inc.

The following table represents the Company's FFO calculation for the following periods:

                                                         Three Months Ended                     Nine Months Ended
                                                            September 30,                          September 30,
                                                        2003              2002                2003               2002
                                                     ----------        ----------         ------------       ------------
Net loss  before limited partner's
  interest in Operating Partnership                  $ (718,000)       $ (156,000)        $ (1,406,000)      $ (1,107,000)
Add (less):
Limited partner's interest in the
  Operating Partnership                                 490,000            96,000              939,000            787,000
                                                     ----------        ----------         ------------       ------------
Net loss available to common shareholders              (228,000)          (60,000)            (467,000)          (320,000)

Add (less) Company's share of the following items:
Depreciation                                            274,000           147,000              730,000            333,000
Loss on sale                                                  -                 -                    -             14,000
Minority interest                                       110,000            41,000              237,000              6,000
Amount distributable to minority partners              (214,000)         (100,000)            (521,000)          (109,000)
                                                     ----------        ----------         ------------       ------------
Basic and diluted funds from operations              $  (58,000)       $   28,000         $    (21,000)      $    (76,000)
                                                     ==========        ==========         ============       ============

Weighted average shares outstanding                     238,000           231,000              263,000            231,000

The following table represents the Operating Partnership's FFO calculation for the following periods:

                                                         Three Months Ended                     Nine Months Ended
                                                            September30,                           September 30,
                                                        2003              2002                2003               2002
                                                     ----------        ----------         ------------       ------------
Net loss  before limited partner's
  interest in Operating Partnership                  $ (718,000)       $ (156,000)        $ (1,406,000)      $ (1,107,000)
Add (less):
Limited partner's interest in the
  Operating Partnership                                 490,000            96,000              939,000            787,000
                                                     ----------        ----------         ------------       ------------
Net loss available to common shareholders              (228,000)          (60,000)            (467,000)          (320,000)

Add (less) Company's share of the following items:
Limited partner's interest                             (490,000)          (96,000)            (939,000)          (787,000)
Limited Partners share of Series A  preferred
  distribution                                          (43,000)                -              (91,000)                 -
Depreciation                                            914,000           506,000            2,434,000          1,148,000
Loss on sale                                                                                                       49,000
Minority interest                                       367,000           142,000              790,000             21,000
Amount distributable to minority partners              (714,000)         (345,000)          (1,738,000)          (376,000)
                                                     ----------        ----------         ------------       ------------
Basic and diluted funds from operations              $ (194,000)        $ 147,000            $ (11,000)        $ (265,000)
                                                     ==========        ==========         ============       ============

Weighted average shares/units outstanding               806,000           799,000              831,000            799,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

         The primary market risk facing the Company is variable interest rate risk on its loans payable and mortgage notes payable. The Company will, when advantageous, hedge its interest rate risk using financial instruments. The Company is not subject to foreign currency risk.

         The Company is exposed to interest rate changes primarily as a result of (1) the line of credit used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio and (2) the Camp Hill, L.A. Fitness Center, Valley Plaza and Wal-Mart acquisition financing. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

         The Company will recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges will be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. As of September 30, 2003, the Company has interest rate swaps on four of its mortgage loans. These derivatives had a fair value of approximately $697,000 of which $227,000 was recognized in other comprehensive income and the remaining $470,000 was recognized as the limited partner's interest in the consolidated Operating Partnership.

         The Company's interest rate risk is monitored using a variety of techniques. As of September 30, 2003, long-term debt consisted of fixed-rate secured mortgage indebtedness, fixed-rate unsecured notes, variable rate secured mortgage notes, and a variable rate line of credit facility. The average interest rate on the $125,000,000 of fixed rate secured mortgage indebtedness outstanding at September 30, 2003 was 7.3%, with maturities at various dates through 2013. The average interest rate on the Company's line of credit at September 30, 2003 was 6%. There was $1,000,000 outstanding balance on the line of credit at September 30, 2003.

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

         The Committee meets regularly and reports to the Audit Committee on at least a quarterly basis. The Company's Chief Executive and Chief Financial Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003 and have determined that such disclosure controls and procedures are effective as of the end of the period covered by this report.

         During the quarter ended September 30, 2003, there have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                          CEDAR SHOPPING CENTERS, INC.


/s/ Leo S. Ullman                         /s/ Thomas J O'Keeffe
-----------------------------------       -------------------------------------
Leo S. Ullman                             Thomas J O'Keeffe
Chairman of the Board and President       Chief Financial Officer
(Principal executive officer)             (Principal financial officer)



/s/ Ann Maneri
-----------------------------------
Ann Maneri
Controller
(Principal accounting officer)


November 13, 2003