Form 10-K
period 2003-12-31
CEDAR SHOPPING CENTERS INC
filed 2004-03-30
CIK 761648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2003; Commission file number 0-14510

                          CEDAR SHOPPING CENTERS, INC.
             (Exact name of registrant as specified in its charter)

                    Maryland                               42-1241468
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)               Identification Number)

44 South Bayles Avenue, Port Washington, NY                 11050
 (Address of principal executive offices)                 (Zip Code)

       Registrant's telephone number, including area code: (516) 767-6492
           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
    Title of each class                                 which registered
    -------------------                              ------------------------
Common Stock, $0.06 par value                         New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes _X_   No ___

Indicate by check mark if the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                    Yes  __  No  _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sales price on June 30, 2003 of $16.39 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was $ 2,009,447.

The number of shares outstanding of the registrant's Common Stock $.06 par value was 16,456,011 on March 26, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant's definitive proxy statement relating to its 2004 annual meeting of shareholders are incorporated herein by reference.

                                    TABLE OF CONTENTS

Item No.
--------
                                     PART I
   1.    Business......................................................................  3
   2.    Properties.................................................................... 17
   3.    Legal Proceedings............................................................. 18
   4.    Submission of Matters to a Vote of Security Holders........................... 18

                                     PART II
   5.    Market for Registrant's Common Equity and Related Stockholder Matters......... 22
   6.    Selected Financial Data....................................................... 23
   7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations................................................ 24
   7(a). Quantitative and Qualitative Disclosures about Market Risk.................... 32
   8.    Financial Statements and Supplemental Data.................................... 33
   9.    Changes in, and Disagreements with Accountants on, Accounting and Financial Disclosure................................................. 57
   9(a). Controls and Procedures....................................................... 57

                                    PART III
   10.   Directors and Executive Officers of the Registrant............................ 58
   11.   Compensation of Directors and Executives...................................... 58
   12.   Security Ownership of Certain Beneficial Owners and Management................ 58

   13.   Certain Relationships and Related Party Transactions.......................... 58
   14.   Principal Accountant Fees and Services ....................................... 58

                                     PART IV
   15    Exhibits, Financial Statement Schedules, Reports on
              Form 8-K and Signatures.................................................. 58

                   SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the securities laws. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general and specific economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing; adverse changes in the Company's real estate markets, including, among other things, competition with other companies; risks of real estate development and acquisition; risks of adverse operating results and creditworthiness of current tenants; governmental actions and initiatives; and environmental/safety requirements. Such forward-looking statements speak only as of the date of this report. The Company does not intend, and disclaims any duty or obligation, to update or revise any forward-looking statements set forth in this report to reflect any change in expectations, change in information, new information, future events or circumstances on which such information was based.

Part I.

Item 1. Business

         Cedar Shopping Centers, Inc., formerly Cedar Income Fund, Ltd. (the "Company"), was organized in 1984 and elected to be taxed as a real estate investment trust ("REIT") in 1986. The Company is now a fully-integrated, self-administered and self-managed real estate company, and focuses on the ownership, operation and redevelopment of community and neighborhood shopping centers located primarily in Pennsylvania, with additional properties in Connecticut, Maryland and New Jersey. As of December 31, 2003, the Company owned 22 properties, aggregating approximately 3.5 million square feet of gross leasable area ("GLA").

         Originally incorporated in Iowa in 1984, the Company's common stock was listed on the NASDAQ securities market shortly thereafter. In June 1998, following a tender offer for the purchase of the Company's shares by Cedar Bay Company ("CBC"), the Company was reorganized as a Maryland corporation and included in an "umbrella partnership" structure through the contribution of substantially all of its assets to a Delaware limited partnership, Cedar Shopping Centers Partnership, L.P, formerly Cedar Income Fund Partnership, L.P. (the "Operating Partnership"). At the time of the tender offer, the Company owned four properties, which it had held since shortly after its incorporation. During the years 2000, 2001 and 2002, the Company sold those four properties and reinvested the net proceeds, together with newly-borrowed funds, in a portfolio of primarily supermarket-anchored shopping centers. This marked a change of focus away from the prior concentration in office and office/warehouse properties dispersed throughout the United States to retail properties, mostly supermarket-anchored shopping centers, located primarily in Pennsylvania.

         The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms "Company" and "Operating Partnership" (including their respective subsidiaries and affiliates), as well as the terms "we", "us", "our", and "ours" refer to the business and properties of all these entities, unless the context otherwise requires. The Company's executive offices are located at 44 South Bayles Avenue, Port Washington, New York 10050 (Telephone 516-767-6492). The Company's website can be accessed at www.cedarshoppingcenters.com, where a copy of the Company's forms 10-K, 10-Q, 8-K and other filings can be obtained free of charge. These SEC filings are added to the website as soon as reasonably practicable. The Company's Code of Ethics and committee charters are also listed on the website. This information is also available by written request to Investor Relations at our executive office address set forth above.

         In early 2003, management of the Company made a strategic decision to significantly expand the Company's capital base and its portfolio of shopping-center properties. In connection therewith, the Company (1) identified an appropriate underwriter and planned for a public offering of shares of its common stock, (2) identified and targeted a number of real estate investment opportunities, (3) arranged for the temporary financing that would be required in the interim, and (4) identified banking institutions and received a commitment for a term line of credit to be concluded following the completion of the public offering. As a result of discussions with the underwriter and the Company's financial advisor, management determined that it was appropriate to acquire the companies that had previously provided the Company with advisory, management, and legal services, and to acquire the ownership interests in the Operating Partnership and certain other remaining partnership interests that were held by related parties.

         On July 14, 2003, in order to maintain the minimum "float" requirement for purposes of the Company's listing on the NASDAQ small cap market, the Company paid a stock dividend of one new share for each share of common stock outstanding to shareholders of record on July 7, 2003. On October 20, 2003 the Company effectuated a one-for-six "reverse" stock split, intended to facilitate efficient trading of the Company's stock in connection with the intended public offering and listing of its shares on the New York Stock Exchange.

         In October 2003, the Company completed a public offering ("the Offering") of 13,500,000 shares of its common stock at a price of $11.50 per share pursuant to a registration statement filed with the Securities and Exchange Commission, and realized approximately $141,200,000 after underwriting fees and Offering costs. The Company's shares were listed on the New York Stock Exchange and commenced trading on October 24, 2003; the listing of the Company's stock on the NASDAQ was simultaneously terminated. In November 2003, the underwriter exercised its over-allotment option to purchase an additional 2,025,000 shares at $11.50 per share less underwriting fees, and the Company received an additional $21,700,000.

         Prior to the Offering, the Company was externally advised and, in this connection, Cedar Bay Realty Advisors, Inc. ("CBRA"), SKR Management Corp. ("SKR") and Brentway Management, LLC ("Brentway") provided advisory, management and legal services to the Company. Contemporaneously with the Offering, CBRA and SKR merged into the Company and Brentway merged into the Operating Partnership. Each of the Company's executive officers was also a principal or officer of our advisors and each became an employee of the Company upon consummation of the Offering, together with the employees of the acquired companies. An independent committee of our Board retained a financial advisor who advised it as to the fairness from a financial perspective of the consideration to be paid in connection with the merger. The merger was approved at the annual meeting of stockholders held on October 9, 2003, with approximately 93% of the shares voting in favor. The total consideration paid for CBRA, SKR and Brentway was $11.96 million, comprised of 693,333 shares of the Company's common stock and 346,667 units of the Operating Partnership ("OP Units"), each valued at $11.50 per share/unit. The consideration was distributed to the owners, who are also executive officers of the Company, and to substantially all other officers and employees of the Company.

         Prior to the Offering, CBC owned approximately 78% of the Company's common stock and OP Units (comprised of approximately 63,000 shares of common stock and approximately 568,000 OP Units). CBC received $9.0 million of the proceeds from the Offering in connection with the repurchase of all the OP Units owned by it ($15.85 per unit). The same financial advisor that opined as to the fairness from a financial perspective of the consideration paid for the merged entities also advised the independent committee of the Board as to the fairness from a financial perspective of the consideration paid to CBC.

         The Company used $3.96 million of the proceeds from the Offering to redeem the 3,300 Preferred OP Units owned by Homburg Invest USA Inc. (see below). As a result of these redemptions, the conversion of $1,000,000 of outstanding debt into OP Units, and the aforementioned issuances of common stock and OP Units in connection with the mergers of the management companies, the Company now owns approximately 97% of the Operating Partnership.

General

         The Company has elected to be taxed as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"). To qualify as a REIT under those provisions, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company's objectives are to provide to its shareholders a professionally managed, diversified portfolio of commercial real estate investments (primarily supermarket-anchored shopping centers), which will provide the best available cash flow, currently or in the future, and present an opportunity for capital appreciation.

         The Company as of December 31, 2003, had 16,456,011 shares outstanding; in addition, the Operating Partnership had outstanding 439,421 OP Units convertible into shares of common stock of the Company on a one-to-one basis.

         The Company's shares are traded on the New York Stock Exchange under the symbol "CDR".

Acquisitions in 2003

Fairview Plaza, Halifax Plaza and Newport Plaza
         In January and February of 2003, the Company acquired a 30% general partnership interest in Fairview Plaza, Halifax Plaza and Newport Plaza. These properties, located in New Cumberland, Halifax and Newport, Pennsylvania, respectively, contain an aggregate of 191,000 square feet of GLA, and are leased to 28 tenants, including Giant Foods, Rite Aid, the Pennsylvania Liquor Control Board, and McDonald's. The properties were originally built in 1992, 1994 and 1996, respectively, and were acquired for an aggregate purchase price of $20.5 million, including closing costs. Kimco Preferred Investors III ("Kimco") is the 70% limited partner.

         The properties were acquired with a combination of first mortgage financing and cash equity provided by the purchasers. As of December 31, 2003, the outstanding principal balances on the mortgage loans for Fairview Plaza, Halifax Plaza and Newport Plaza were $6.0 million, $4.2 million and $5.3 million, respectively. The interest rate on the Fairview Plaza mortgage is 5.71%. Through interest rate swaps, the interest rates on the Halifax Plaza and Newport Plaza mortgages have been fixed at 6.83% throughout the terms of the mortgages. The maturity dates for the mortgages are February 2013 for Fairview Plaza, and February 2010 for Halifax Plaza and Newport Plaza. The amortization schedule for Fairview Plaza is 30 years, while Halifax Plaza and Newport Plaza have annual principal amortization payments of $90,000 and $109,000, respectively.

          The partnership agreements for each of the respective properties essentially provide that Kimco is entitled to receive a 12.5% preferred return, after which the Operating Partnership is entitled to receive a 12.5% preferred return, after which the next $100,000 is payable to Kimco, and thereafter, any excess cash flow is divided 50% to Kimco and 50% to the Operating Partnership. In the event of a sale, refinancing or other capital transaction, the initial proceeds of such transaction after repayment of third party debt shall be distributed generally to Kimco until its initial capital contribution is reduced to zero, then to Kimco until it achieves a 12.5% internal rate of return ("IRR"), then to the Operating Partnership until its capital contribution balance is reduced to zero, then until it receives a 12.5% IRR, and then in accordance with the residual sharing ratio (30% to the Operating Partnership and 70% to Kimco). Pursuant to the partnership agreements, any shortfall in required priority payments by any one of the three properties can be offset by excess payments from any of the other properties. Any shortfall in Kimco's preferred IRR arrangements may expose the Company's contributed capital.

 Pine Grove Shopping Center

         In April 2003, the Company acquired a 15% general partnership interest in the Pine Grove Shopping Center. The property, located in Pemberton Township, New Jersey, contains 79,000 square feet of GLA and is leased to 15 tenants, including Peebles, Fashion Bug and others. It is "shadow anchored" (i.e., a tenant located on adjacent property not owned by the Company) by an approximately 45,000 square foot Acme supermarket. The center was constructed in 2001 and 2002.

          The purchase price for the property was approximately $8.6 million, including closing costs, which the Company financed in part by a $6.0 million first mortgage. Homburg Invest USA Inc., a wholly-owned subsidiary of Homburg Invest Inc. ("Homburg Invest"), which owned approximately 21% of the Company's common stock prior to the Offering and which is approximately 62% owned by Mr. Richard Homburg, a director of the Company, purchased an 85% limited partnership interest for $2.1 million and received a 10% origination fee. Following the Offering, the Company exercised its option to acquire the 85% limited partnership interest, whereby Homburg Invest received a return of its $2.1 million plus a 15% annualized rate of return.

         As of December 31, 2003, the outstanding principal balance on the mortgage was approximately $5.9 million. Through an interest rate swap, the interest rate on the mortgage was fixed at 6.24% throughout the term of the mortgage. The mortgage has annual principal amortization payments of $150,000 and matures in April 2010.

Swede Square Shopping Center

         In May 2003, the Company acquired a 15% general partnership interest in the Swede Square Shopping Center. The property, located in East Norriton, Pennsylvania, contains 103,000 square feet of GLA and is leased to 12 tenants, including LA Fitness Center, Panera Bread and others. The center was originally constructed in 1980 and is currently in the final stages of a complete redevelopment, including re-tenanting with multiple new tenant build-outs, upgrading common areas, redesigning the parking lot, improving access and traffic flow, and installing new facades and signage.

          The purchase price for the property was approximately $8.1 million, including closing costs, which the Company financed in part by a $5.6 million, two-year, interest-only first mortgage. The principal amount of the mortgage may be increased to a total of $7.5 million based on certain leasing and redevelopment achievements. Homburg Invest purchased an 85% limited partnership interest for $3.0 million, and received a 10% origination fee. Following the Offering, the Company exercised its option to acquire the 85% limited partnership interest, whereby Homburg Invest received a return of its $3.0 million plus a 15% annualized rate of return.

         The balance of the mortgage was repaid without penalty in March 2004, and had carried a floating rate of LIBOR plus 585 basis points, with a minimum rate of 7.25%.


Valley Plaza Shopping Center

         In June 2003, the Company acquired Valley Plaza Shopping Center. The property, located in Hagerstown, Maryland, contains 191,000 square feet of GLA and is leased to seven tenants, including K-Mart, Ollie's, Tractor Supply Company and McDonald's. The center was originally constructed in 1975, and was redeveloped in 1994.

          The purchase price was $9.4 million, including closing costs, which the Company financed by a $6.4 million, two-year, interest-only senior bank loan with interest at LIBOR plus 250 basis points, and a two-year, $3.5 million subordinated bank loan with interest at 12%. Commitment fees of $65,000 for the senior bank loan and $346,000 for the subordinated bank loan were included in the loan amounts. Following the Offering, the Company repaid the subordinated bank loan together with an exit fee of $104,000. Homburg Invest received from the lender one-half of the commitment fees and exit fees, and 40% of the interest on the subordinated loan, in consideration for arranging the loan and for providing the lender with certain repayment guarantees with respect to both loans.

Wal-Mart Shopping Center

         In August 2003, the Company acquired a 15% general partnership interest in the Wal-Mart Shopping Center. The property, located in Southington, Connecticut, contains 155,000 square feet of GLA, and is subject to a ground lease that expires in 2071. Tenants include Wal-Mart, which occupies approximately 94,000 square feet with a lease extending through 2020, Namco, Southington Wine & Spirits, Connecticut Lighting Center and Sovereign Bank. The property was built in 1972 and was redeveloped in 2000.

          The purchase price for the property was approximately $8.7 million, including closing costs. Homburg Invest purchased an 85% limited partnership interest for $825,000, and received a 10% origination fee. The Company also obtained a subordinated loan of $2.9 million and a senior loan of $5.4 million, with both loans maturing in two years. Commitment fees of $102,000 for the senior bank loan and $293,000 for the subordinated bank loan were included in the loan amounts. The subordinated loan bore interest at a rate of 12%, while the senior loan bears interest at 250 basis points over 30-day LIBOR. Following the Offering, the Company exercised its option to acquire Homburg Invest's limited partnership interest for $990,000 plus a 12% annualized rate of return. In addition, the Company repaid the subordinated loan together with an exit fee of $88,000. Homburg Invest received from the lender one-half of the commitment fees and exit fees, and 40% of the interest on the subordinated loan, in consideration for arranging the loan and for providing the lender with certain repayment guarantees with respect to both loans.

South Philadelphia Shopping Plaza

         In October 2003, following the Offering, the Company entered into a net lease for the South Philadelphia Shopping Plaza for a term of 29 years, 11 months. The Company has an option to purchase the property at fair market value at any time after ten years, subject to an acceleration right in certain instances, such as the bankruptcy of the existing owner.

         The property, located in Philadelphia, Pennsylvania, contains 283,000 square feet of GLA. Tenants include a 54,000 square foot Shop Rite, Bally's Total Fitness, Ross Stores and Strauss Auto Zone. The property was built in 1950 and was redeveloped from 1998 through 2003. Simultaneously with the execution of the net lease, the Company loaned $39 million to the existing owner, secured by a first mortgage on the owner's fee interest in the property; interest payments under the loan will approximate the fixed rent under the net lease.

River View Plaza I, River View Plaza II, and River View Plaza III
Shopping Centers

         In November 2003, the Company acquired operating control of the River View Plaza I, River View Plaza II and River View Plaza III shopping centers for approximately $50.3 million, including closing costs. In connection with the transaction, the Company defeased the existing first mortgage at a cost of approximately $4.8 million, which was charged to expense in 2003. These shopping centers, located in Philadelphia, Pennsylvania, consist of three separate properties containing an aggregate of approximately 247,000 square feet of GLA. River View I is anchored by a United Artists Theatre, River View II is anchored by Staples and West Marine, and River View III is anchored by Pep Boys and Athlete's Foot. The properties were built in 1991 and were redeveloped from 1993 through 1998.

         In exchange for their contribution of the properties to a newly formed-partnership, each of the prior owners received a preferred limited partnership interest in the partnership, and the Company became the managing general partner. In addition, the Company made a $26.7 million loan to the prior owners, which must be repaid at the time their interests in the partnership are redeemed. The return on the preferred interests will approximate the interest payable under the loan. The Company has an option to redeem the preferred interests in ten years in the event and to the extent the prior owners have not previously redeemed their interests.

The Point Shopping Center

         In November 2003, the Company increased its ownership in The Point Shopping Center to 100% by acquiring the remaining 50% interest from an affiliate of CBC for a purchase price of approximately $2.4 million. The property, located in Harrisburg, Pennsylvania, contains approximately 255,000 square feet of GLA, and is subject to a 7.63% first mortgage with an outstanding balance of approximately $19.6 million at December 31, 2003. The mortgage is scheduled for repayment in September 2012.

Columbus Crossing Shopping Center

         In December 2003, the Company acquired operating control of the Columbus Crossing Shopping Center for approximately $24.2 million, including closing costs. The property, located in Philadelphia, Pennsylvania, is fully leased, contains approximately 142,000 square feet of GLA, and was completed in 2001. Tenants include a 62,000 square foot Super Fresh supermarket, Old Navy, A.C. Moore and Famous Footwear.

         The interests of the prior partners in the partnership that owns the property were recast to preferred limited partnership interests, and the Company became the managing general partner. In addition, the Company made a $6.4 million loan to the prior owners, which must be repaid at the time their interests in the partnership are redeemed. The return on the preferred interests will approximate the interest payable under the loan. The Company has an option to redeem the preferred interests in ten years in the event and to the extent the existing owners have not previously redeemed their interests.

Sunset Crossings Shopping Center

         In December 2003, the Company acquired the Sunset Crossings Shopping Center for a purchase price of approximately $11.4 million, including closing costs. The property, located in Dickson City, Pennsylvania, contains approximately 74,000 square feet of GLA, was built in 2002, and is anchored by a 54,000 square foot Giant Foods supermarket.

Golden Triangle Shopping Center

         In December 2003, the Company acquired, from an affiliate of CBC, the Golden Triangle Shopping Center in Lancaster, Pennsylvania. This property contains 229,000 square feet of GLA, was built in 1960, was redeveloped in 1985, 1990 and 1997, and is currently undergoing a complete redevelopment, including re-tenanting with multiple new tenant build-outs, upgrading of common areas, redesigning the parking lot, and improving access and traffic flow. Tenants include a 30,000 square foot Marshalls and a 24,000 square foot Staples. The Company has entered into a lease for a new 46,000 square foot L.A. Fitness Center, and expects to redesign the parking lot and install new facades and signage. The purchase price for the property was approximately $11.4 million, including closing costs, and the assumption of a $9.8 million 7.39% first mortgage loan. The mortgage is amortized over a thirty year schedule with the balance due in April 2008.

 Options

          The Company has an option to acquire an undeveloped 16.5 acre parcel of land located between Harrisburg and Hershey, Pennsylvania for $1.84 million. The option, which cost $150,000, was originally scheduled to expire in March 2004, but was extended for an additional six-month period. It is the Company's present intention to exercise the option and to build a supermarket-anchored shopping center on the site. In this connection, the Company has entered into a letter of intent with Giant Foods for a 55,000 square foot store on the site.

         The Company has an option to acquire the Shore Mall in Egg Harbor Township, New Jersey, a 620,000 square foot shopping center, subject to a right of first refusal of a former owner. The option, which expires in 2013, provides that the purchase price will be the appraised value at the time the option is exercised. The option also provides the Company with a right of first refusal if the owner receives a bona fide third-party offer. Following the Offering, the Company has been providing property management, leasing, construction management and legal services to the property, and expects to continue to provide these services, and to receive fees at standard rates until the property is acquired or sold or otherwise disposed of by the existing owners. An affiliate of CBC owns 92% of this property and Mr. Ullman, the Company's Chief Executive Officer, owns 8%.

Competition

         The Company believes that competition for the acquisition and operation of retail shopping centers is highly fragmented. It faces competition from institutional investors, public and private REITs and owner-operators engaged in the acquisition, ownership and leasing of shopping centers, as well as from numerous local, regional and national real estate developers and owners in each of our markets.

         The Company encounters competition for acquisitions of existing income-producing properties. It also faces competition in leasing available space at its properties to prospective tenants. The actual competition for tenants varies depending upon the characteristics of each local market in which it owns and manages property. The Company believes that the principal competitive factors in attracting tenants in its market areas are location, price, the presence of anchor tenants, the mix and quality of tenants, and maintenance of properties.

Environmental Matters

            Under various federal, state, and local laws, ordinances, and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at such property, and may be held liable to a governmental entity or to third parties for property damage, and for investigation and clean up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner's ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership, operation and management of real properties, the Company is potentially liable for removal or remediation costs, as well as certain other related costs, including governmental fines and injuries to persons and property.

         The Company believes that environmental studies made with respect to substantially all of its properties have not revealed environmental liabilities that would have a material adverse affect on its business, results of operations and liquidity. However, no assurances can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities, that any prior owner of a property did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist at any one or more of its properties. If a material environmental condition does in fact exist, it could have an adverse impact upon the Company's financial condition, results of operations and liquidity.

Employees

As of March 26, 2004 the Company had 43 employees. The Company believes that its relations with its employees are good.

The Company's Properties

         The following table and notes set forth information relating to the Company's properties and major tenants as of December 31, 2003:

                                               Gross                                           Percent Occupied     Major Tenants
                                 Percent      Leasable        Net Book           Mortgage      at December 31,      Greater than
Property Description             Owned (1)      Area            Value             Balance      2003       2002       10% of GLA
-----------------------------------------------------------------------------------------------------------------------------------
The Point Shopping Center          100%       255,000        $22,625,000        $19,575,000    93%         93%     Burlington Coat
Harrisburg, PA                                                                                                     Giant Foods

Port Richmond Village              100%       157,000        14,322,000         11,292,000     100%        89%     Thriftway
Philadelphia, PA                                                                                                   Pep Boys

Academy Plaza                      100%       155,000        11,893,000         10,422,000     99%         89%     Acme Markets
Philadelphia, PA                                                                                                   Raising Horizons

Washington Center Shoppes          100%       158,000         9,273,000          5,826,000     98%         87%     Acme Markets
Washington Township, NJ                                                                                            Powerhouse Gym

Red Lion Shopping Center            20%       224,000        19,799,000         16,590,000     95%         91%     Best Buy Stores
Philadelphia, PA                                                                                                   Sports Authority
                                                                                                                   Staples

Loyal Plaza                         25%       293,000        18,957,000         13,677,000     92%         92%     K-Mart
Williamsport, PA                                                                                                   Giant Foods

Camp Hill Mall (2)                 100%       522,000        22,694,000         14,000,000     66%         90%     Boscov's
Camp Hill, PA

LA Fitness Facility                 50%        41,000         5,692,000          4,559,000     100%        N/A     LA Fitness
Fort Washington, PA

Fairview Plaza                      30%        70,000         8,904,000          6,018,000     97%         N/A     Giant Foods
New Cumberland, PA

Halifax Plaza                       30%        54,000         5,634,000          4,190,000     100%        N/A     Giant Foods
Halifax, PA                                                                                                        Rite Aid

Newport Plaza                       30%        67,000         6,514,000          5,346,000     100%        N/A     Giant Foods
Newport, PA                                                                                                        Rite Aid

Pine Grove Plaza Shopping Center   100%        79,000         8,379,000          6,301,000     97%         N/A     Peebles
Pemberton Township, NJ

Swede Square Shopping Center (2)   100%       103,000         7,875,000          5,560,000     78%         N/A     LA Fitness
East Norriton, PA

Valley Plaza Shopping Center       100%       191,000         9,619,000          6,361,000     100%        N/A     K-Mart
Hagerstown, MD                                                                                                     Ollie's
                                                                                                                   Tractor Supply

                               [RESTUBBED TABLE]

                                        Square     Lease
Property Description                     Feet    Expiration
--------------------------------       ----------------------
The Point Shopping Center               77,000      2016
Harrisburg, PA                          55,000      2021

Port Richmond Village                   40,000      2008
Philadelphia, PA                        21,000      2009

Academy Plaza                           51,000      2018
Philadelphia, PA                        20,000      2004

Washington Center Shoppes               66,000      2020
Washington Township, NJ                 21,000      2012

Red Lion Shopping Center                46,000      2014
Philadelphia, PA                        44,000      2005
                                        24,000      2015

Loyal Plaza                            103,000      2006
Williamsport, PA                        67,000      2019

Camp Hill Mall (2)                     168,000      2010
Camp Hill, PA

LA Fitness Facility                     41,000      2018
Fort Washington, PA

Fairview Plaza                          59,000      2017
New Cumberland, PA

Halifax Plaza                           32,000      2019
Halifax, PA                              8,000      2009

Newport Plaza                           43,000      2021
Newport, PA                             10,000      2016

Pine Grove Plaza Shopping Center        25,000      2022
Pemberton Township, NJ

Swede Square Shopping Center (2)        37,000      2016
East Norriton, PA

Valley Plaza Shopping Center            96,000      2004
Hagerstown, MD                          42,000      2011
                                        32,000      2010

                                               Gross                                       Percent Occupied
                                  Percent    Leasable         Net Book         Mortgage     at December 31,
Property Description             Owned (1)     Area            Value           Balance      2003      2002
-----------------------------------------------------------------------------------------------------------------
Wal-Mart Shopping Center            100%       155,000        11,735,000     $  5,441,000   100%       N/A
Southington, CT

South Philadelphia Shopping         100%       283,000        41,117,000          -          82%       N/A
Plaza
Philadelphia, PA

River View Plaza I, II and III      100%       247,000        48,389,000          -          95%       N/A
Philadelphia, PA

Columbus Crossing Shopping          100%       142,000        22,869,000          -         100%       N/A
Center
Philadelphia, PA


Sunset Crossings Shopping           100%        74,000        10,744,000          -          96%       N/A
Center
Dickson City, PA

Golden Triangle Shopping (2)        100%       229,000        11,590,000        9,825,000    68%       N/A
Center
Lancaster, PA
                                             --------------------------------------------
Totals                                       3,499,000      $318,624,000     $144,983,000
                                             ============================================

                                [RESTUBBED TABLE]

                                 Major Tenants
                                  Greater than             Square     Lease
Property Description              10% of GLA                Feet    Expiration
------------------------------   ---------------------------------------------
Wal-Mart Shopping Center         Wal-Mart                  94,000      2020
Southington, CT                  Namco                     20,000      2011

South Philadelphia Shopping      Shop Rite                 54,000      2018
Plaza                            Bally's Total Fitness     31,000      2017
Philadelphia, PA                 Ross Stores               31,000      2013

River View Plaza I, II and III   United Artists            78,000      2018
Philadelphia, PA

Columbus Crossing Shopping
Center                           Super Fresh Supermarkets  62,000      2020
Philadelphia, PA                 Old Navy                  25,000      2009
                                 A.C. Moore                22,000      2011

Sunset Crossings Shopping        Giant Foods               54,000      2017
Center
Dickson City, PA

Golden Triangle Shopping (2)     Marshalls                 30,000      2010
Center                           Staples                   24,000      2012
Lancaster, PA

Totals

(1) Other than Red Lion, the terms of the several joint venture agreements provide, among other things, that the limited partners receive certain preferential returns on their investments prior to any distributions to the Company.

(2) These properties are redevelopment properties. The occupancy rates for these properties may include month-to-month and seasonal tenants.

            The terms of the Company's retail leases vary from tenancies at will to 25 years, excluding options. Anchor tenant leases are typically for 10 to 25 years, with one or more extension options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for 5-year terms. The longer terms of major tenant leases serve to protect the Company against significant vacancies and to assure the presence of strong tenants who draw consumers to its centers. The shorter terms of smaller store leases allow the Company under appropriate circumstances to adjust rental rates periodically for non-major store space and, where possible, to upgrade the overall tenant mix.

         Leases to anchor tenants generally provide lower minimum rents per square foot than smaller shop leases. The Company believes that minimum rental rates for most anchor tenant leases entered into several years ago are at or below current market rates, while recent anchor tenant leases and most non-anchor leases provide for minimum rental rates that more closely reflect current market conditions.

Risk Factors

General

            Income from the Company's real property investments and its resulting ability to service debt and to meet other obligations as they become due may be adversely affected by general and specific economic and business conditions, which will, among other things, affect demand for rental space, the availability and creditworthiness of prospective tenants, lease rents and the availability of financing, adverse changes in the Company's real estate markets, including, among other things, competition with other companies, risks of real estate development and acquisition, risks of adverse operating results and creditworthiness of current tenants, governmental actions and initiatives, and environmental/safety requirements.

Insurance

         The Company carries comprehensive liability and all-risk property insurance with respect to its assets (fire, flood, extended coverage, terrorism and rental loss insurance). There can be no assurance, however, that the policy limits will in fact be adequate to cover all possible losses.

Dependence on Rental Income

         Substantially all of the Company's revenues are derived from rental income from its properties. The Company competes with other shopping centers for tenants within the same geographic marketplace. The Company's ability to attract new tenants and keep existing tenants may be affected by its ability to fund tenant improvements, grant rent concessions, pay leasing commissions, pay for capital improvements, and to periodically upgrade and modernize the shopping centers. As a result, the Company's ability to service its debt and to meet its other obligations may be adversely affected if a major tenant or a significant number of smaller tenants were unable to meet their obligations, or if a significant amount of space at the Company's properties were to become vacant.

         Several of the Company's properties (Camp Hill, Fairview Plaza, Halifax Plaza, Loyal Plaza, Newport Plaza, The Point and Sunset Crossings) have Giant Food Stores, Inc. supermarkets ("Giant Foods") as anchor tenants. In all, rents and expense recoveries from Giant Foods in 2003 represented approximately 12% of the Company's total revenues. Ahold N.V., a Netherlands corporation and Giant Food's parent company, generally guarantees the Giant Foods leases. During 2003, there were published reports indicating that there had been accounting irregularities at certain of Ahold's U.S. and foreign operations, which did not necessarily include the supermarket stores or the Giant Foods supermarket affiliates. Ahold's debt rating was downgraded, which may adversely affect the resulting value of the Company's properties having such tenancies.

Market Liquidity

            Real estate investments are relatively illiquid. The Company is limited in its ability to vary its real estate portfolio in response to economic changes, and may encounter difficulty in recovering its investment in properties if vacancy rates rise.

Leverage

         At December 31, 2003, the Company had gross assets of approximately $341.3 million with approximately 3.5 million square feet of GLA. The Company has financed its growth with a combination of the proceeds from the Offering and third-party debt. At December 31, 2003, the Company had approximately $145.0 million in mortgage indebtedness outstanding and approximately $17.0 million outstanding under its line of credit; the percentage of debt to total assets at December 31, 2003 was approximately 47.5%. Principal payments of approximately $21.2 million are scheduled to be paid over the next twelve months on such debt (see notes to consolidated financial statements contained in this report).

         The Company is subject to risks normally associated with debt financing, including the risk that its cash flow will be insufficient to meet required payments of principal and interest. The Company is also subject to the risk that existing indebtedness on the properties (which, in most cases, will not have been fully amortized at maturity) will not be able to be refinanced, or that the terms of such refinancing, if in fact available, will not be as favorable as the terms of the Company's existing indebtedness. If the Company is not successful in refinancing such debt when it becomes due, it may be forced to dispose of properties at disadvantageous terms, which might adversely affect the Company's ability to service other debt and to meet its other obligations. If prevailing interest rates, or other factors at the time of refinancing result in higher interest rates, the Company's interest expense would increase, which could also adversely affect its ability to service other debt and to meet its other obligations.

         In addition to the risks associated with debt financing, the terms of certain of the Company's joint venture partnership agreements provide for minimum priority cumulative returns to the limited partners. To the extent that these specified minimum returns are not achieved, the Company's equity interest in these partnerships can be negatively affected.

Adverse Consequences of Failure to Qualify as a REIT

         The Company has elected since 1986 to be taxed as a REIT under the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Under applicable provisions of the Code governing REITs, a REIT, among other things, may not own more than ten percent in value or voting power of a corporation other than a qualifying "taxable REIT subsidiary". During the course of the Company's preparation of this report, it was determined that the Company indirectly owned more than 10% of one company with an equity value of approximately $8,000, for which it had inadvertently failed to file a timely election to be treated as a taxable REIT subsidiary. The Company has filed with the Internal Revenue Service an election to treat such entity as a taxable REIT subsidiary retroactive to June 2002 when it was formed, and has filed a request for a ruling to permit late filing of such election. The Company, based on opinion of counsel, believes that it will receive a favorable ruling and that the likelihood of an unfavorable ruling is remote.

Rents and Occupancy Information

         Five of our properties either contributed more than 10% of our aggregate gross revenues during 2003 or had a book value equal to more than 10% of our total assets at year-end 2003. Except for Giant Foods, no tenant leases more than 10% of the Company's total GLA. The following table shows certain information for these properties during the shorter of the prior three years or the period of our ownership.

                                                     Average     Average Annual
                                                    Occupancy    Gross Revenues
  Property                               Year         Rate       PerSquare Foot
-------------------------------------------------------------    ---------------

The Point Shopping Center                   2003       93%              $ 12.24
                                            2002       93%                11.44
                                            2001       82%                 8.94

Red Lion Shopping Center                    2003       93%                13.73

Port Richmond Village Shopping Center       2003       95%                17.32
                                            2002       89%                15.46

Camp Hill Mall                              2003       78%                 9.29

South Philadelphia Shopping Center          2003       82%                  n/a

         The following tables show lease expiration data as of December 31, 2003 for each of the above properties for the next ten years (assuming that none of the tenants exercise renewal options). Annualized expiring rents represents the contractual rent for expiring leases, calculated on a straight-line basis in accordance with GAAP.

                                        The Point Shopping Center

                   Number of                          Annualized                          Percentage of
 Year of Lease      Leases     Square Footage of    Expiring Rents      Annualized        Property Rent
  Expiration       Expiring     Leases Expiring        per Sq Ft      Expiring Rents        Expiring
-------------------------------------------------------------------------------------------------------
     2004              1             2,550           $ 10.09            $ 25,733                1.04%
     2005              1             1,600              8.13              13,000                0.52%
     2006              2            11,640              3.65              42,512                1.71%
     2007              3            14,648             15.99             234,231                9.43%
     2008              1             6,635              8.17              54,241                2.18%
     2011              1             5,000              7.50              37,500                1.51%
     2012              4            15,664             15.76             246,793                9.94%
     2013              2            44,000             10.25             451,046               18.16%
  Thereafter           3           134,865             10.22           1,378,605               55.51%
-------------------------------------------------------------------------------------------------------
                      18           236,602           $ 10.50         $ 2,483,661              100.00%
                              =========================================================================

                                         Red Lion Shopping Center

                   Number of                          Annualized                          Percentage of
 Year of Lease      Leases     Square Footage of    Expiring Rents      Annualized        Property Rent
  Expiration       Expiring     Leases Expiring        per Sq Ft      Expiring Rents        Expiring
-------------------------------------------------------------------------------------------------------
     2004              1            29,483           $  2.85         $    84,000                3.46%
     2005              3            50,546             11.86             599,553               24.69%
     2006              1             3,600             15.00              54,000                2.22%
     2007              3            26,815             10.64             285,297               11.75%
     2008              1              1,410            17.00              23,970                0.99%
     2009              1             4,310             14.96              64,489                2.66%
     2013              3            12,550             16.75             210,191                8.66%
     2014              2            59,500             13.13             781,244               32.17%
  Thereafter           1            23,942             13.60             325,708               13.41%
-------------------------------------------------------------------------------------------------------
     Total            16           212,156           $ 11.45         $ 2,428,452              100.00%
                              =========================================================================

                                  Port Richmond Village Shopping Center

                   Number of                          Annualized                          Percentage of
 Year of Lease      Leases     Square Footage of    Expiring Rents      Annualized        Property Rent
  Expiration       Expiring     Leases Expiring        per Sq Ft      Expiring Rents        Expiring
-------------------------------------------------------------------------------------------------------
     2004              5             8,631           $ 27.29         $   235,516               12.60%
     2005              3             3,150             19.25              60,645                3.24%
     2006              2            10,403             14.69             152,769                8.17%
     2007              5            19,917              8.73             173,813                9.30%
     2008              9            76,625             11.17             856,133               45.81%
     2009              7            36,182             10.78             390,053               20.87%
-------------------------------------------------------------------------------------------------------
     Total            31           154,908           $ 12.06         $ 1,868,929              100.00%
                              =========================================================================

                                 Camp Hill Mall

                   Number of                          Annualized                          Percentage of
 Year of Lease      Leases     Square Footage of    Expiring Rents      Annualized        Property Rent
  Expiration       Expiring     Leases Expiring        per Sq Ft      Expiring Rents        Expiring
-------------------------------------------------------------------------------------------------------
     2004             28            61,040           $ 11.71         $   714,917               26.62%
     2005              3             3,479             19.94              69,388                2.58%
     2006              2             8,276             11.19              92,597                3.45%
     2008              1             1,297             18.32              23,759                0.88%
     2009              1             3,639             17.16              62,438                2.32%
     2010              3           173,662              4.90             851,508               31.71%
     2011              5            74,646              8.98             669,956               24.95%
     2012              2             3,466             15.42              53,462                1.99%
  Thereafter           1             3,700             39.86             147,468                5.49%
-------------------------------------------------------------------------------------------------------
     Total            46           333,205           $  8.06         $ 2,685,492              100.00%
                              =========================================================================

                                    South Philadelphia Shopping Center

                   Number of                          Annualized                          Percentage of
 Year of Lease      Leases     Square Footage of    Expiring Rents      Annualized        Property Rent
  Expiration       Expiring     Leases Expiring        per Sq Ft      Expiring Rents        Expiring
--------------------------------------------------------------------------------------------------------
     2004              3             9,100           $ 13.49         $   122,775                3.79%
     2005              3            16,830             12.90             217,114                7.01%
     2006              2             4,410             22.73             100,247                1.84%
     2007              3            14,880             15.98             237,744                6.20%
     2008              2            12,577             17.39             218,678                5.24%
     2009              3            13,383             17.08             228,552                5.58%
     2011              1             1,300             30.35              39,461                0.54%
     2012              1             3,100             22.96              71,167                1.29%
     2013              2            51,349             11.10             569,963               21.40%
  Thereafter           4           112,988             13.54           1,529,597               47.09%
-------------------------------------------------------------------------------------------------------
     Total            24           239,917           $ 13.90         $ 3,335,298              100.00%
                              =========================================================================

         Depreciation on The Point Shopping Center, Red Lion Shopping Center, Port Richmond Shopping Center, Camp Hill Mall and South Philadelphia Shopping Center is calculated using the straight-line method over the estimated useful life of the real property and improvements, which ranges from ten to 40 years. At December 31, 2003, the Federal tax basis in these centers was as follows: approximately $22.6 million for The Point Shopping Center, approximately $19.7 for Red Lion Shopping Center, approximately $14.3 million for Port Richmond Shopping Center, approximately $18.9 million for Camp Hill Mall and approximately $39 million for a mortgage loan receivable on South Philadelphia Shopping Center.

         The real estate tax rate is approximately $8.27 per $100 of assessed value for Red Lion Shopping Center; $1.74 per $100 for The Point Shopping Center; $1.61 per $100 for Camp Hill Mall, $8.27 per $100 for Port Richmond Village Shopping Center, and $8.27 per $100 for South Philadelphia Shopping Center.

Item 2. Properties

         The properties the Company owned at December 31, 2003 are described under Item 1 and in the notes to consolidated financial statements contained in this report.

         The Company's executive office is located in 6,200 square feet at 44 South Bayles Avenue, Port Washington, New York, which it leases from a partnership owned 24% by the Company's Chief Executive Officer. The lease expires in October 2007. The Company also maintains property management and leasing offices at two of its shopping-center properties.

Item 3. Legal Proceedings

         The Company is not presently involved in any litigation, nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries, that in management's opinion would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

Item 4. Submission of Matters to a Vote of Security Holders

         The Company held an annual meeting of stockholders on October 9, 2003, at which the following matters were voted upon:

         1.    Election of three directors.
         2.    Approval of issuance of stock.
         3.    Approval of an amendment to the 1998 Stock Option Plan
         4. Approval of merger of Cedar Bay Realty Advisors, Inc. and SKR Management Corp. into the Company and Brentway Management, LLC into Cedar Shopping Centers Partnership, L.P.
         5. Authorize amendments to articles of incorporation to effect a reverse stock split, declassify the Board of Directors, and increase ownership limit of the Company's stock.
         6. Approval of appointment of Ernst & Young, LLP as independent auditors for the fiscal year ending December 31, 2003.

The results of the meeting were as follows:

                                                                                                    Broker
                                       For                 Against              Abstain            Non-Votes
                                       ---                 -------              -------            ---------
Proposal 1:
James J. Burns                       1,315,160             22,772
Richard Homburg                      1,317,186             20,747
Everett B. Miller                    1,315,160             22,772

Proposal 2:
Issuance of Stock                    1,004,198             60,296                 7,890             265,549

Proposal 3:
Amendment to Employee
Stock Option Plan                      974,854             91,814                 6,516             264,749


Proposal 4:
Mergers                              1,000,252             65,753                 7,179             264,749

Proposal 5:
Amendments to Articles of
Incorporation                        1,032,415             30,088                10,681             264,749

Proposal 6:
Independent Auditors                 1,318,528              6,506                12,899

Messrs. Leo S. Ullman, Frank Matheson and J.A.M.H. der Kinderen and Ms. Brenda Walker continued as directors after the meeting.

                 Directors and Executive Officers of the Company

 Information regarding our directors and executive officers is set forth below:

                Name                 Age                         Position
--------------------------------------------------------------------------------------------------------------------
Leo S. Ullman                         64  Chairman of the Board of Directors, Chief Executive Officer and President
Brenda J. Walker                      51  Director and Vice President
James J. Burns                        64  Director
Johannes A.M.H. der Kinderen          63  Director
Richard Homburg                       54  Director
Everett B. Miller, III                58  Director
Roger M. Widmann                      64  Director
Thomas J. O'Keeffe                    59  Chief Financial Officer
Thomas B. Richey                      48  Vice President and Director of Development and Construction Services
Stuart H. Widowski                    43  Secretary and General Counsel

         Leo S. Ullman, chief executive officer, president and chairman of the board of directors, has been involved in real estate property and asset management for approximately twenty-five years. He was chairman and president of SKR and chairman of Brentway from 1994 (and its predecessors since 1978), and president of CBRA since the latter company's formation in January 1998. He is also president and sole director of a number of companies affiliated with CBC. Mr. Ullman was first elected as the Company's chairman in April 1998 and served until November 1999. He was re-elected in December 2000. Mr. Ullman also has been chief executive officer and president from April 1998 to date. He has been a member of the New York Bar since 1966 and was in private legal practice until 1998. From 1984 until 1993, he was a partner in the New York law firm of Reid & Priest, and served as initial director of its real estate group. Mr. Ullman received an A.B. from Harvard University and a J.D. and M.B.A. from Columbia University.

         Brenda J. Walker, has been vice president and a director since 1998, and was treasurer from April 1998 until November 1999. She was president of Brentway and vice president of SKR from 1994; vice president of API Management Services Corp. and API Asset Management, Inc. from 1992 through 1995; and vice president of CBRA from 1998. Ms. Walker has been involved in real estate property and asset management for more than twenty years. Ms. Walker received a B.A. from Lincoln University.

         James J. Burns, a director since 2001, has been chief financial officer and senior vice president of Wellsford Real Properties, Inc. since December 2000. He joined Wellsford in October 1999 as chief accounting officer upon his retirement from Ernst & Young in September 1999. At Ernst & Young, Mr. Burns was a senior audit partner in the E&Y Kenneth Leventhal Real Estate Group for 22 years. Mr. Burns also serves as a director of One Liberty Properties, Inc., a REIT listed on the New York Stock Exchange. Mr. Burns is a certified public accountant and a member of the American Institute of Certified Public Accountants.

         Johannes A.M.H. der Kinderen, a director since 1998, was the director of investments from 1984 through 1994 for Rabobank Pension Fund, and has been or is chairman and/or a member of the board of the following entities: Noord Amerika Real Estate B.V. (1995-to date); Noord Amerika Vast Goed B.V. (1985-to date); Mass Mutual Pierson (M.M.P.) (1988 to 1997); Warner Building Corporation (1996 to date); GIM Vastgoed (1998 to date); Fellion Investments B.V. (2001 to date); and N.V. Maatschappij voor Trustzaken Ameuro (2002 to date).

         Richard Homburg, a director and chairman from November 1999 to August 2000, and a director again since December 2002, was born and educated in the Netherlands. Mr. Homburg was the president and CEO of Uni-Invest N.V., a publicly listed Dutch real estate fund from 1991 until 2000. In 2002, an investment group purchased 100% of the shares of Uni-Invest N.V., taking it private, at which time it was one of the largest real estate funds in the Netherlands with assets of approximately $2.5 billion CDN. Mr. Homburg is chairman and CEO of Homburg Invest Inc. and president of Homburg Invest USA Inc. (a wholly-owned subsidiary of Homburg Invest Inc.). In addition to his varied business interests, Mr. Homburg has served on many boards, including as past president and director of the Investment Property Owners of Nova Scotia, Evangeline Trust and World Trade Center in Eindhoven, the Netherlands, and also has sat on the board of directors or advisory boards of large charitable organizations.

         Everett B. Miller, III, a director since 1998, is vice president of alternative investments at YMCA Retirement Fund. In March 2003, Mr. Miller was appointed to the Real Estate Advisory Committee of the New York State Common Retirement Fund. Prior to his retirement from Commonfund Realty, Inc., a registered investment advisor, and his appointment to the board of directors of such company in May 2002, Mr. Miller served as the chief operating officer of that company from 1997 until May 2002. Prior to such time, commencing in March 1997, Mr. Miller was the senior vice president and chief executive officer of two privately held REITs, Endowment Realty Investors and Endowment Realty Investors II, sponsored by Commonfund, which is located in Wilton, Connecticut. From January 1995 through March 1997, Mr. Miller was the principal investment officer for real estate and alternative investment at the Office of the Treasurer of the State of Connecticut. Before that, Mr. Miller was employed for eighteen years at affiliates of the Travelers Insurance Company, at which his last position was senior vice president of the Travelers Realty
Investment Company.

         Roger M. Widmann, a director since October 2003, is a principal of the investment banking firm of Tanner & Co., Inc., which specializes in providing advice to corporations ranging from Fortune 200 companies to mid-sized firms. From 1986 to 1995, Mr. Widmann was a senior managing director of Chemical Securities Inc., a subsidiary of Chemical Banking Corporation (now JPMorgan Chase Corporation). Prior to joining Chemical Securities Inc., Mr. Widmann was a founder and managing director of First Reserve Corporation, the largest independent energy investing firm in the U.S. Previously, he was senior vice president with the investment banking firm of Donaldson, Lufkin & Jenrette, responsible for the firm's domestic and international investment banking business. He has also been a vice president with New Court Securities Corporation (now Rothschild, Inc.). Mr. Widmann is a senior moderator of the Executive Seminar in the Humanities at The Aspen Institute, is Chairman of Lydall, Inc. (NYSE), Manchester, Connecticut, a manufacturer of thermal, acoustical and filtration materials, and is president of the March of Dimes of Greater New York.

         Thomas J. O'Keeffe, joined the Company in November 2002 as the chief financial officer. Prior to joining, Mr. O'Keeffe served as a financial consultant from 1997 to 2002, as chief financial officer of Bradley Real Estate, Inc., a shopping center REIT, from 1985 to 1996, as chief financial officer of R.M. Bradley & Co., Inc., a full service real estate management company from 1981 to 1997, and as audit manager for Deloitte & Touche from 1975 to 1981. Mr. O'Keeffe, a certified public accountant, is also a director of the John Fitzgerald Kennedy Library Foundation and serves on its executive, audit and investment committees. Mr. O'Keeffe received a B.S.A. from Bentley College and an M.B.A. from Babson College.

         Thomas B. Richey, joined the Company in 1998 as vice president and director of development and construction services. Mr. Richey has been involved in the real estate business for approximately 25 years. He served as director of a historic site service project in Muncy, Pennsylvania, from 1978 through 1980, and as economic development director of the city of Williamsport, Pennsylvania, from 1980 through 1983. From 1983 to 1986, Mr. Richey was involved with acquisitions and construction for Lundy Construction Company and for Shawnee Management Inc. From 1988 through 1996, Mr. Richey was a partner in two companies involved in renovating and providing other services to hotel properties. From 1996 through 1998, Mr. Richey was business and project manager for Grove Associates, Inc., an engineering and surveying company. Mr. Richey received a B.A. from Lycoming College.

         Stuart H. Widowski, joined the Company in 1996 as vice president and general counsel. He was in private practice for seven years, including five years with the law firm of Reid & Priest in New York, New York. From 1991 through 1996, Mr. Widowski served in the legal department of the Federal Deposit Insurance Corporation. Mr. Widowski received a B.A. from Brandeis University and a J.D. from the University of Michigan.

Part II.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Dividend Information

         A corporation electing REIT status is required to distribute at least 90% of its "REIT taxable income", as defined in the Code, to continue qualification as a REIT. The Company was not required to, and did not, pay dividends in 2003 or 2002. On January 27, 2004, the Company's Board of Directors approved a dividend of $0.16 per share, which was paid on February 16, 2004 to shareholders of record as of February 9, 2004. This amount reflects an annual dividend rate of $0.90 per share, which was the estimated dividend rate set forth in the Offering prospectus. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements, where applicable, under the REIT provisions of the Code, covenant limitations under our revolving line of credit, and such other factors as the Board of Directors deems relevant.

Market Information

         The Company had 16,456,011 shares of common stock outstanding held by 292 shareholders of record at December 31, 2003. The Company believes it has more than 2,000 beneficial holders of its common stock. The Company's shares trade on the NYSE under the symbol "CDR". Prior to the Offering and the Company's listing on the NYSE, the Company's shares were thinly traded on the NASDAQ small cap market, and as such, the price could vary significantly depending on the size and the "spread" between the inside bid and asked quotations and the quantity of shares actually being traded. The following table sets forth the high, low, and closing prices of the Company's stock during each quarter for last two years. All share and per share data have been adjusted to reflect the 2-for-1 stock split that was paid as a stock dividend on July 14, 2003 and the 1-for-6 reverse stock split effectuated on October 20, 2003.

                  Market Price Range

  Quarter Ended           High      Low      Close
------------------       --------------------------
      2003
      ----
March 31                 $18.69    $12.66    $16.41
June 30                   17.81     12.97     16.39
September 30              31.19     12.50     23.26
December 31               23.31     11.28     12.42

      2002
      ----
March 31                 $15.16    $13.28    $14.81
June 30                   27.50     14.81     15.66
September 30              20.25     11.09     13.22
December 31               13.44      8.16     12.50

Item 6. Selected Financial Data

                                                                                  Years ended December 31,
                                                        --------------------------------------------------------------------
Operations statement data                                 2003            2002           2001          2000           1999
                                                        -------         --------       --------      --------        -------
Revenues
  Rents and expense recoveries                         $  26,279,000    $ 12,964,000  $  4,817,000   $  3,037,000    $ 2,489,000
  Interest and other                                         227,000          25,000       282,000        179,000         26,000
                                                      --------------    ------------  ------------   ------------   ------------
Total revenues                                            26,506,000      12,989,000     5,099,000      3,216,000      2,515,000
                                                      --------------    ------------  ------------   ------------   ------------

Expenses
  Operating, maintenance and management                    7,190,000       3,158,000     1,091,000        745,000        587,000
  Real estate and other property-related taxes             2,861,000       1,527,000       494,000        308,000        259,000
  General and administrative                               3,161,000       1,160,000       731,000        635,000        669,000
  Depreciation and amortization                            5,023,000       2,546,000       991,000        622,000        493,000
  Interest                                                 9,412,000       5,523,000     1,888,000        604,000        128,000
  Costs incured in acquiring external advisor             11,960,000               -             -              -              -
  Early extinguishment of debt                             6,935,000         487,000       264,000         50,000              -
  Other                                                    1,893,000               -             -              -              -
                                                      --------------    ------------  ------------   ------------   ------------
Total expenses                                            48,435,000      14,401,000     5,459,000      2,964,000      2,136,000
                                                      --------------    ------------  ------------   ------------   ------------

(Loss) income before the following:                      (21,929,000)     (1,412,000)     (360,000)       252,000        379,000
Minority interest                                           (983,000)       (159,000)      (44,000)         8,000              -
Limited partners' interest in consolidated Operating
 Partnership                                               1,637,000       1,152,000       263,000       (160,000)      (315,000)
Distributions on Preferred OP Units
 (net of limited partners' interest of $178,000)             (76,000)              -             -              -              -
Loss on impairment                                                 -               -    (1,342,000)      (204,000)             -
(Loss) gain on sale of properties                                  -         (49,000)    1,342,000         91,000              -
                                                      --------------    ------------  ------------   ------------   ------------
Net (loss) income before cumulative effect adjustment    (21,351,000)       (468,000)     (141,000)       (13,000)        64,000

Cumulative effect of change in accounting principles
 (net of limited partners' interest of $15,000)                    -               -        (6,000)             -              -
                                                      --------------    ------------  ------------   ------------   ------------
Net (loss) income                                      $ (21,351,000)   $   (468,000) $   (147,000)  $    (13,000)   $    64,000
                                                      ==============    ============  ============   ============   ============

Per share:
Net (loss) income before cumulative effect adjustment         ($7.09)         ($2.03)       ($0.61)        ($0.04)         $0.32
Cumulative effect of change in accounting principles            0.00            0.00         (0.03)          0.00           0.00
                                                      --------------    ------------  ------------   ------------   ------------
Net (loss) income before cumulative effect adjustment         ($7.09)         ($2.03)       ($0.64)        ($0.04)         $0.32
                                                      ==============    ============  ============   ============   ============

Dividends to shareholders                              $           -    $          -  $          -   $    268,000    $   257,000
Dividends to shareholders per share                    $           -    $          -  $          -   $       0.92    $      1.30
Average number of shares outstanding                       3,010,000         231,000       231,000        290,000        198,000


                                                                               As Of December 31,
                                              -------------------------------------------------------------------------------------
Balance Sheet Data                                  2003              2002             2001             2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
Land, buildings and improvements,
 net of accumulated                               $ 318,624,000     $121,238,000     $ 56,948,000     $ 24,095,000     $13,995,000
Real estate held for sale                                     -                -        4,402,000        1,850,000               -
Other assets                                         22,683,000       11,900,000        7,000,000        9,622,000       2,698,000
                                                  -------------     ------------     ------------     ------------     -----------
Total assets                                       $341,307,000     $133,138,000     $ 68,350,000     $ 35,567,000     $16,693,000
                                                  =============     ============     ============     ============     ===========

Mortgages and other loans payable                 $ 161,983,000     $101,001,000     $ 52,110,000     $ 19,416,000     $ 1,347,000
Other liabilities                                    11,706,000        7,765,000        1,374,000          803,000         542,000
Minority interests                                   12,435,000       10,238,000        2,235,000        2,291,000               -
Limited partners' interest in consolidated
Operating Partnership                                 4,035,000        7,889,000        8,964,000        9,242,000       9,561,000
Preferred OP Units                                            -        3,000,000                -                -               -
Shareholders' equity                                151,148,000        3,245,000        3,667,000        3,815,000       5,243,000
                                                  -------------     ------------     ------------     ------------     -----------
Total liabilities and shareholders' equity        $ 341,307,000     $133,138,000     $ 68,350,000     $ 35,567,000     $16,693,000
                                                  =============     ============     ============     ============     ===========

Funds From Operations (1)                         $ (20,537,000)    $   (451,000)       $ 153,000     $    754,000     $   872,000
Total properties - square feet                        3,499,000        1,806,000          807,000          484,000         298,000
Total properties - percent leased                            88%              92%              92%              83%             92%


(1) See Item 7 - "Operating Activities" for discussion of Funds From Operations

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion should be read in conjunction with the historical financial statements of the Company and the related notes thereto.

Executive Summary

         The Company is a fully integrated, self-administered and self-managed real estate company. As of December 31, 2003, the Company had a portfolio of 22 properties totaling approximately 3.5 million square feet of GLA, including 16 wholly-owned properties comprising approximately 2.8 million square feet of GLA and six properties owned through joint ventures comprising approximately 700,000 square feet of GLA. The portfolio, excluding three properties currently under redevelopment, was approximately 95% leased as of that date.

         The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership. On December 31, 2003, the Company owned approximately 97.4% of the Operating Partnership, is its sole general partner, and through which it conducts all of its business. OP units are economically equivalent to the Company's common stock and are convertible into the Company's common stock at the option of the holders on a one-for-one basis.

          The Company derives substantially all of its revenues from rents and expense reimbursements received pursuant to long term leases. The Company's operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional and national grocery store chains. The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.

            The Company continues to seek acquisition opportunities where it can utilize its experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in markets beyond the Pennsylvania, New Jersey, Connecticut and Maryland areas in the event such opportunities were consistent with its focus, could be effectively controlled and managed by it, and provided that the investment has the potential for favorable investment returns and can contribute to increased shareholder value.

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

         On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and asset impairment, and derivatives used to hedge interest-rate risks. These accounting policies are further described in the notes to the consolidated financial statements. Management's estimates are based on information that is currently available and on various other assumptions management believes to be reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

Revenue Recognition

         Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in rents and other receivables on the consolidated balance sheet. Leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until those specified targets are met.

         The Company must make estimates as to the collectibility of its accounts receivable related to minimum rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable and historical bad debts, tenant creditworthiness, current economic trends and changes in the tenants' payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income.

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

         Effective January 1, 2002, the Company adopted, on a prospective basis, Statement of Accounting Standard ("SFAS") No. 141 "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangibles". In connection therewith, the fair value of the real estate acquired is allocated to land, building and building improvements. The fair value of in-place leases, consisting of above and below market rents, tenant relationships, and other intangibles is allocated to intangible assets and liabilities.

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

         The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of fair market lease rates, measured over the non-cancelable terms. This aggregate value is allocated between above and below market lease rates, tenant relationships, and other intangibles based on management's evaluation of the specific characteristics of each lease.

         The value of tenant relationships and other intangibles is amortized to expense, and the above and below market lease values is amortized to rental income over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be immediately recognized in earnings.

         The Company applies SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value. Real estate investments held for sale are carried at the lower of carrying amount or estimated fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

Hedging Activities

        From time to time, the Company uses derivative financial instruments to manage its exposure to changes in interest rates. Derivative instruments are carried on the consolidated balance sheet at their estimated fair values. Any change in the value of a derivative is reported as accumulated other comprehensive income or loss, whereas the ineffective portion of a derivative's change in fair value is immediately recognized in earnings. If interest rate assumptions and other factors used to estimate a derivative's fair value or methodologies used to determine a derivative's effectiveness were different, amounts included in the determination of net income or accumulated other comprehensive income or loss could be affected.

Results of Operations

Comparison of 2003 to 2002


Schedule of changes in revenues and expenses

                                                                                                                       Properties
                                                                               Increase   Percentage    Acquisitions/   held in
                                                   2003            2002       (decrease)    change      dispositions   both years
                                                  ------          ------      ----------  -----------  --------------- -----------
Rents and expense recoveries                   $26,279,000     $12,964,000   $13,315,000       103%      $12,686,000    $629,000
Property expenses                               10,051,000       4,685,000     5,366,000       115%        4,780,000     586,000
Depreciation and amortization                    5,023,000       2,546,000     2,477,000        97%        2,311,000     166,000
Interest expense                                 9,412,000       5,523,000     3,889,000        70%        3,947,000     (58,000)
General and administrative                       3,161,000       1,160,000     2,001,000       173%
Costs incurred in acquiring external advisor    11,960,000               -    11,960,000        N/A
Early extinguishment of debt                     6,935,000         487,000     6,448,000      1324%
Other                                            1,893,000               -     1,893,000        N/A

         Acquisitions/dispositions. Differences in results of operations between 2003 and 2002 were driven largely by the transactions in connection with the Offering described elsewhere in this report and acquisition activity. During 2003, the Company acquired 14 shopping centers aggregating approximately 1.7 million square feet of GLA for a total cost of approximately $193.4 million, including closing costs, and the assumption of a $9.8 million mortgage. In addition the Company also completed the acquisition of the remaining 50% interest in The Point for a purchase price of $2.4 million. Net loss before minority interest, limited partners' interest, gain (loss) on sale of properties, and Preferred OP Unit distributions increased from $1.4 million in 2002 to $21.9 million in 2003.

         Properties held in both years. The Company held four properties throughout both 2003 and 2002. The increase in revenues and operating expenses for the four properties is attributable to an increased occupancy rate during 2003 as compared to 2002. (97% at December 31, 2003 versus 90% at December 31
2002) Interest expense declined as a result of lower debt levels achieved through scheduled principal amortization.

         General and administrative expenses. General and administrative expenses increased from approximately $1.2 million in 2002 to approximately $3.2 million in 2003. The increase is primarily the result of the Company's growth throughout both years.

         Costs incurred in acquiring external advisor. During the fourth quarter of 2003, the Company completed an Offering of 15,250,000 shares of its common stock at a price of $11.50 per share pursuant to a registration statement filed with the Securities and Exchange Commission, and received approximately $162.5 million after underwriting fees and Offering costs. Contemporaneously with the Offering, the Company merged with its advisor and became self-advised and self-managed. The total consideration for the merger was $11.96 million (1,040,000 shares of stock and OP Units) at the public offering price of $11.50 per share/unit. The Company accounted for the merger as the termination of a contract and accordingly the full consideration was charged to operations.

         Early extinguishment of debt. In connection with the Offering, the Company refinanced certain of its debt financings and defeased a mortgage in connection with a property acquisition for an aggregate cost of approximately $6.9 million, which was charged to operations during 2003.

         Other. The Company redeemed the $3 million Preferred OP Units for $3.96 million of which $960,000 was charged to operations during 2003. In connection with the distribution of shares to certain non-executive employees, the Company's chairman and the principal owner of the advisory companies agreed to reimburse these employees for the personal income taxes incurred as a result of receiving the shares. Prior to December 31, 2003, the chairman contributed $633,000 to the Company which was credited to shareholders' equity and charged to operations during 2003.

Comparison of 2002 to 2001


Schedule of changes in revenues and expenses

                                                                                                                 Properties
                                                                    Increase       Percentage   Acquisitions/     held in
                                           2002          2001      (decrease)        change     dispositions     both years
                                       ------------   ----------  -----------    -------------  --------------  -------------
Rents and  expense recoveries          $12,964,000    $4,817,000  $8,147,000         169%        $7,304,000      $843,000
Property expenses                        4,685,000     1,585,000   3,100,000         196%         2,906,000       194,000
Depreciation and amortization            2,546,000       991,000   1,555,000         157%         1,195,000       360,000
Interest expense                         5,523,000     1,888,000   3,635,000         193%         3,531,000       104,000
General and administrative               1,160,000       731,000     429,000          59%               N/A           N/A

         Acquisitions and dispositions. Differences in results of operations between 2002 and 2001 were driven largely by the Company's acquisition and disposition activity. At December 31, 2002, the Company owned eight properties. During 2002, the Company acquired three shopping centers aggregating approximately 1,039,000 square feet of GLA and the land for a 41,000 square foot LA Fitness facility for an aggregate cost of approximately $61 million. During May 2002, the Company sold its last office building for a net sales price of $4.4 million. Net loss before minority interest, limited partners' interest, gain (loss) on sale of properties, and Preferred OP Unit distributions increased from $360,000 in 2001 to $1.4 million in 2002.

         Properties held in both years. Results of operations for properties held throughout both 2002 and 2001 included one property. Revenues and property operating expenses increased as a redevelopment project started in August 2001 was fully in service during 2002. Interest expense increased as a result of financing the redevelopment costs.

         General and administrative expenses. General and administrative expenses increased from $731,000 in 2001 to approximately $1.2 million in 2002. The increase was primarily the result of the Company's growth throughout both years.

Liquidity and Capital Resources

         The Company funds operating expenses and other short-term liquidity requirements including debt service payments, tenant improvements, leasing commissions, and dividend distributions primarily from operating cash flows, although, if needed, the Company may also use its line of credit for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs and capital improvements, initially with its line of credit and ultimately through a combination of issuing additional mortgage debt and equity securities. The Company may also acquire properties through the issuance of limited partnership Units of the Operating Partnership.

         Under the terms of its three-year syndicated secured revolving credit facility with Fleet National Bank as agent, the Company will have available, subject to certain covenants and collateral requirements, $100 million on a revolving basis. As of March 26, 2004, based on collateral in place, the Company is permitted to draw up to approximately $70 million. Borrowings under the facility will incur interest at a rate of LIBOR plus 225 basis points, ("bps"), subject to increases to a maximum of 275 bps depending upon the Company's overall leverage. The credit facility may be used to fund acquisitions, re-development activities, capital expenditures, mortgage repayments, dividend distributions, and for general corporate purposes.

         At December 31, 2003, the Company's financial liquidity was provided by $6.2 million in cash and cash equivalents and by the line of credit. Mortgage debt outstanding at December 31, 2003 consisted of fixed-rate notes totaling $110.2 million and floating rate debt totaling $34.8 million, with a combined weighted average interest rate of 6.6%, and maturing at various dates through 2013.

         In March 2004, the Company acquired two properties aggregating approximately 406,000 square feet of GLA. The properties cost approximately $34.5 million, including closing costs. Funding was provided by the Company's line of credit and by the assumption of a $10.0 million first mortgage.

         Portions of the Company's assets are owned through joint venture partnership arrangements which require, among other things, that the Company maintain separate cash accounts for the operations of the joint venture partnerships. The terms of certain of the Company's mortgage agreements require it to deposit replacement and other reserves with its lenders. These joint venture and reserve accounts are separately classified on the Company's balance sheet as restricted cash and are available for the specific purpose for which they were established; they are not available to fund other Company obligations.

Contractual obligations and commercial commitments

         The following table sets forth the Company's significant debt repayment and operating lease obligations at December 31, 2003 (in thousands):

                                         2004          2005         2006       2007         2008        Thereafter         Total
                                      --------      ---------     --------   --------     --------      -----------       --------
Mortgage notes payable                $ 21,200      $ 13,500      $ 2,200    $12,000      $ 20,900        $ 75,200       $ 145,000
Line of credit                                             -            -     17,000             -               -          17,000
Operating lease obligations                301           306          307        281           129           8,049           9,373
                                      --------      --------      -------    -------      --------        --------       ---------
Total                                 $ 21,501      $ 13,806      $ 2,507    $29,281      $ 21,029        $ 83,249       $ 171,373
                                      ========      ========      =======    =======      ========        ========       =========

Net Cash Flows

Operating Activities

         Net cash flows used in operating activities amounted to ($4.9 million) during 2003 compared to cash flows provided by operating activities of $1.3 million during 2002 and $0.6 million during 2001. The 2003 change in operating cash flows is primarily due to transactions associated with the Offering, including debt defeasance costs, the cost of interim financing associated with the property acquisition program, and costs above par value to redeem Preferred OP Units (see note 2 to the consolidated financial statements). These cash flows used in operating activities are offset, in part, by net revenues generated from property acquisitions. During 2002 and 2001, the change in cash flows from operating activities was primarily the result of net revenues generated by the Company's property acquisition program.

Investing Activities

         Net cash flows used in investing activities increased to $199.9 million in 2003 from $40.5 million during 2002, and $2.1 million in 2001. These increases are the result of an active acquisition program. Dring 2003, the Company acquired 12 shopping centers and two redevelopment properties; during 2002, the Company acquired three shopping centers and one redevelopment property; and during 2001, the Company acquired three shopping centers. During 2002, the Company sold one property for net proceeds of $4.4 million and during 2001, the Company sold two properties for net proceeds of $6.6 million.

Financing Activities

         Net cash flows provided by financing activities increased to $207.1 million in 2003 from $40.8 million in 2002 and $3.4 million in 2001. The increase in 2003 is primarily due to the $162.5 million net proceeds from the Offering, $49.3 million net proceeds from mortgage financings, net capital contributions from minority interest partners of $8.8 million, net proceeds from the Company's line of credit and interim financings of $10.5 million, offset by $12.0 million in redemptions of OP Units, other financing costs of $4.3 million, and the repayment of mortgage obligations of $7.7 million. During 2002, the Company received $32.7 million in mortgage financings, $9.0 million in minority interest capital contributions and $3.0 million from the issuance of Preferred OP Units. During 2001 the Company received $4.5 million from mortgage financings.

Funds From Operations

         The Company considers Funds From Operations ("FFO") to be a relevant and meaningful supplemental measure of the performance of the Company because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on GAAP, which gives effect to non-cash items such as depreciation. The Company computes FFO in accordance with the "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), as income before allocation to minority interests (computed in accordance with GAAP), excluding gains or losses from debt restructurings and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with its financing activities or depreciation of non-real estate assets, but does add back to net income those items that are defined as "extraordinary" under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. FFO is not necessarily indicative of cash available to fund ongoing cash needs. The following table sets forth the Company's calculations of FFO for the years ended December 31:

                                                                                  2003                2002               2001
                                                                              ------------       -------------      -----------
Net (loss)                                                                    $(21,351,000)       $ (468,000)        $ (147,000)
Add (deduct):
Depreciation                                                                     3,751,000         1,720,000            697,000
Limited partners' interest                                                      (1,637,000)       (1,152,000)          (263,000)
Impairment loss                                                                          -                 -          1,342,000
Loss (gain) on sale of real estate                                                       -            49,000         (1,342,000)
Minority interests                                                                 983,000           159,000             44,000
Amount distributable to minority partners                                       (2,283,000)         (759,000)          (178,000)
                                                                              ------------        ----------          ---------
Funds (used in) from operations                                               $(20,537,000)       $ (451,000)         $ 153,000
                                                                              ============        ==========          =========
Weighted average shares/units outstanding                                        3,557,000           799,000            799,000


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


Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

         The primary market risk facing the Company is interest rate risk on its mortgages and loans payable. The Company will, when advantageous, hedge its interest rate risk using financial instruments. The Company is not subject to foreign currency risk.

         The Company is exposed to interest rate changes primarily through (i) the line of credit used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio, and (ii) floating rate acquisition financing. The Company's interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company borrows primarily at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on a related financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

         The Company's interest rate risk is monitored using a variety of techniques. As of December 31, 2003, long-term debt consisted of fixed-rate secured mortgage indebtedness, variable-rate secured mortgage indebtedness, and a variable-rate line of credit facility. The average interest rate on the $110.2 million of fixed rate indebtedness outstanding was 7.2%, with maturities at various dates through 2013. The weighted average interest rate on the Company's $34.8 million of variable-rate debt was 4.6%, with maturities at various dates through 2007.



Item 8.  Financial Statements and Supplemental Data


Report of Independent Auditors.......................................................    34


Consolidated Balance Sheets as of December 31, 2003 and
         December 31, 2002...........................................................    35


Consolidated Statements of Operations for the years ended December 31, 2003,
         2002 and 2001...............................................................    36


Consolidated Statements of Shareholders' Equity for the years ended December 31,
         2003, 2002 and 2001 ........................................................    37


Consolidated Statements of Cash Flows for the years ended December 31, 2003,
         2002 and 2001 ..............................................................    38


Notes to Consolidated Financial Statements...........................................   39-56


Report of Independent Auditors


The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.


         We have audited the accompanying consolidated balance sheets of Cedar Shopping Centers, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Shopping Centers, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                    /s/ Ernst & Young, LLP
                                                    ----------------------
New York, NY
March 26, 2004

                           Cedar Shopping Centers, Inc
                           Consolidated Balance Sheets

                                                                 December 31,              December 31,
                                                                    2003                      2002
                                                                ------------              ------------
Assets
Real estate
 Land                                                            $ 61,717,000              $ 24,741,000
 Buildings and improvements                                       263,054,000                98,893,000
                                                                 ------------              ------------
                                                                  324,771,000               123,634,000
 Less accumulated depreciation                                     (6,147,000)               (2,396,000)
                                                                 ------------              ------------
Real estate, net                                                  318,624,000               121,238,000

 Cash and cash equivalents                                          6,154,000                 3,827,000
 Cash at joint ventures and restricted cash                         6,208,000                 2,883,000
 Rents and other receivables, net                                   3,269,000                   736,000
 Other assets                                                       3,773,000                 1,467,000
 Deferred charges, net                                              3,279,000                 2,987,000
                                                                 ------------              ------------
Total Assets                                                     $341,307,000              $133,138,000
                                                                 ============              ============

Liabilities and Shareholders' Equity
 Mortgage loans payable                                          $144,983,000               $93,537,000
 Loans payable                                                     17,000,000                 7,464,000
 Accounts payable, accrued expenses, and other                      5,616,000                 2,570,000
 Deferred liabilities                                               6,090,000                 5,195,000
                                                                 ------------              ------------
Total Liabilities                                                 173,689,000               108,766,000
                                                                 ------------              ------------

Minority interest                                                  12,435,000                10,238,000

Limited partners' interest in consolidated
 Operating Partnership                                              4,035,000                 7,889,000
 Series A preferred 9% convertible, redeemable
 Operating Partnership Units                                                -                 3,000,000
                                                                 ------------              ------------
                                                                   16,470,000                10,889,000
Shareholders' Equity
 Common stock ($0.06 par value, 50,000,000 shares
 authorized, 16,456,000 and 232,000 shares issued
 and outstanding, respectively)                                       987,000                    14,000
Treasury stock  (319,000 shares, at cost)                          (3,669,000)                        -
Accumulated other comprehensive gain (loss)                            47,000                   (65,000)
Additional paid-in capital                                        153,783,000                 3,296,000
                                                                 ------------              ------------
Total Shareholders' Equity                                        151,148,000                 3,245,000
                                                                 ------------              ------------
Total Liabilities and Shareholders' Equity                       $341,307,000              $133,138,000
                                                                 ============              ============

          See accompanying notes to consolidated financial statements.

                           Cedar Shopping Centers, Inc
                      Consolidated Statements of Operations

                                                                                       For the years ended December 31,
                                                                              2003                  2002                  2001
                                                                          -----------            -----------          -----------
Revenues
 Rents                                                                    $ 20,770,000           $ 9,974,000          $ 3,913,000
 Expense recoveries                                                          5,509,000             2,990,000              904,000
 Interest and other                                                            227,000                25,000              282,000
                                                                          ------------           -----------          -----------
Total revenues                                                              26,506,000            12,989,000            5,099,000
                                                                          ------------           -----------          -----------
Expenses
 Operating, maintenance and management                                       7,190,000             3,158,000            1,091,000
 Real estate and other property-related taxes                                2,861,000             1,527,000              494,000
 General and administrative                                                  3,161,000             1,160,000              731,000
 Depreciation and amortization                                               5,023,000             2,546,000              991,000
 Interest                                                                    9,412,000             5,523,000            1,888,000
 Costs incurred in acquiring external advisor (see Note 2)                  11,960,000                     -                    -
 Early extinguishment of debt (see Note 2)                                   6,935,000               487,000              264,000
 Other (see Note 2)                                                          1,893,000                     -                    -
                                                                          ------------           -----------          -----------
Total expenses                                                              48,435,000            14,401,000            5,459,000
                                                                          ------------           -----------          -----------

Loss before the following:                                                 (21,929,000)           (1,412,000)            (360,000)
 Minority interests                                                           (983,000)             (159,000)             (44,000)
 Limited partners' interest                                                  1,637,000             1,152,000              263,000
 Distribution to preferred shareholders (net of
 limited partners' interest of $178,000)                                       (76,000)                    -                    -
 Loss on impairment                                                                  -                     -           (1,342,000)
 (Loss) gain on sale of properties                                                   -               (49,000)           1,342,000
                                                                          ------------           -----------          -----------
Net loss before cumulative effect adjustment                              $(21,351,000)           $ (468,000)          $ (141,000)

Cumulative effect of change in accounting
 principles (net of limited partners' interest of $15,000)                           -                     -               (6,000)
                                                                          ------------           -----------          -----------
Net loss                                                                  $(21,351,000)           $ (468,000)          $ (147,000)
                                                                          ============            ==========           ==========

Per share:
Net loss before cumulative effect adjustment                                    ($7.09)               ($2.03)              ($0.61)
 Cumulative change in accounting principles                                          -                     -                (0.03)
                                                                          ------------           -----------          -----------
Net loss                                                                        ($7.09)               ($2.03)              ($0.64)
                                                                          ============            ==========           ==========
Average number of shares outstanding                                         3,010,000               231,000              231,000


          See accompanying notes to consolidated financial statements.

                           Cedar Shopping Centers, Inc
                 Consolidated Statements of Shareholders' Equity


                                                   Common Stock                   Treasury             Additional
                                          --------------------------------          Stock,               Paid-In
                                                   Shares       Par Value          At Cost               Capital
                                          ---------------------------------------------------------------------------
Balance at December 31, 2000                       232,000       $ 14,000        $        -           $  3,800,000
Net loss                                                                                                  (147,000)
                                          ---------------------------------------------------------------------------
Balance at December 31, 2001                       232,000         14,000                                3,653,000

Net loss                                                                                                  (468,000)
Unrealized loss on change in fair value of
 cash flow hedge
Issuance of warrants                                                                                       100,000
Conversion of OP Units to stock                                                                             11,000
                                          ---------------------------------------------------------------------------
Balance at December 31, 2002                       232,000         14,000                                3,296,000

Net loss                                                                                               (21,351,000)
Unrealized gain on change in fair value of
 cash flow hedges

Issuance of warrants                                                                                        70,000
Issuances of stock for services                      6,000                                                  95,000
Conversion of OP Units to stock                     46,000          3,000                                  500,000
Conversion of stock to OP Units                    (46,000)        (3,000)                                (500,000)
Proceeds from public offering                   15,525,000        931,000                              161,982,000
Redemption of limited partners' interest in
 excess of basis                                                                                        (2,542,000)
Issuance of stock in connection with
 acquiring external advisor                        693,000         42,000                                7,931,000

Contribution from Company's chairman
 relating to employee payroll taxes                                                                        633,000
Deferred compensation program funded by
 treasury stock                                                                   (3,669,000)            3,669,000
                                          ---------------------------------------------------------------------------
Balance at December 31, 2003                    16,456,000       $987,000        $(3,669,000)         $153,783,000
                                          ===========================================================================

                                  [RESTUBBED TABLE]

                                                       Accumulated
                                                           Other                Total
                                                      Comprehensive        Shareholders'
                                                        Gain (Loss)            Equity
                                                  ---------------------------------------
Balance at December 31, 2000                             $      -           $  3,814,000
Net loss                                                                        (147,000)
                                                  ---------------------------------------
Balance at December 31, 2001                                                   3,667,000

Net loss                                                                        (468,000)
Unrealized loss on change in fair value of
 cash flow hedge                                          (65,000)               (65,000)
Issuance of warrants                                                             100,000
Conversion of OP Units to stock                                                   11,000
                                                  ---------------------------------------
Balance at December 31, 2002                              (65,000)             3,245,000

Net loss                                                                     (21,351,000)
Unrealized gain on change in fair value of
 cash flow hedges                                         112,000                112,000

Issuance of warrants                                                              70,000
Issuances of stock for services                                                   95,000
Conversion of OP Units to stock                                                  503,000
Conversion of stock to OP Units                                                 (503,000)
Proceeds from public offering                                                162,913,000
Redemption of limited partners' interest in
 excess of basis                                                              (2,542,000)
Issuance of stock in connection with
 acquiring external advisor                                                    7,973,000

Contribution from Company's chairman
 relating to employee payroll taxes                                              633,000
Deferred compensation program funded by
 treasury stock                                                                        -
                                                  ---------------------------------------
Balance at December 31, 2003                             $ 47,000           $151,148,000
                                                  =======================================

          See accompanying notes to consolidated financial statements.

                  Cedar Shopping Centers, Inc.
              Consolidated Statements of Cash Flows

                                                                               Years Ended December 31,
                                                                        2003             2002           2001
                                                                   -------------     -----------    -----------
Cash Flow From Operating Activities
Net loss                                                           $ (21,351,000)    $  (468,000)   $  (147,000)
Adjustments to reconcile net loss to net cash (used in)
 provided by operating activities:
Non-cash provisions:
Acquisition of external advisor for stock and OP Units                11,960,000               -              -
Minority interests                                                       193,000               -              -
Straight-line rents                                                     (739,000)       (385,000)       (48,000)
Limited partners' interests                                           (1,637,000)       (806,000)       (75,000)
Early extinguishment of debt                                           1,442,000         487,000        264,000
Depreciation and amortization                                          5,023,000       2,546,000        991,000
Amortization of intangible lease liabilities                            (706,000)       (146,000)             -
Other                                                                    927,000         222,000         21,000
Changes in operating assets and liabilities:
Decrease (increase) in  joint venture cash                               225,000        (601,000)      (108,000)
(Increase) decrease in rents and other receivables                    (1,794,000)        (87,000)        39,000
(Increase) in other assets                                            (1,470,000)       (663,000)      (832,000)
 Increase in accounts payable and accrued expenses                     3,046,000       1,199,000        531,000
                                                                   -------------     -----------    -----------
  Net cash (used in) provided by operating activities                 (4,881,000)      1,298,000        636,000
                                                                   -------------     -----------    -----------

Cash Flow From Investing Activities
Expenditures for real estate and improvements                       (188,111,000)    (44,584,000)   (14,566,000)
(Increase) decrease in construction/improvement escrows               (3,427,000)       (252,000)     5,896,000
Acquisitions of minority interests                                    (8,360,000)              -              -
Net proceeds from sales of properties                                          -       4,353,000      6,562,000
                                                                   -------------     -----------    -----------
  Net cash (used in) investing activities                           (199,898,000)    (40,483,000)    (2,108,000)
                                                                   -------------     -----------    -----------

Cash Flow from Financing Activities
Net proceeds from public offering                                    162,508,000               -              -
Proceeds from mortgage financings                                     49,321,000      32,708,000      4,484,000
Mortgage repayments                                                   (7,700,000)       (617,000)      (111,000)
Line of credit and other interim financings                           40,573,000               -              -
Repayments of interim financings                                     (30,037,000)              -              -
Contributions from minority interest partners                          9,665,000       9,030,000              -
Distributions to minority interest partners                             (867,000)     (1,026,000)       (56,000)
Redemption of Operating Partnership Units                             (9,000,000)              -              -
Distributions on Preferred Operating Partnership Units                  (254,000)              -              -
(Redemption) sale of Preferred Operating Partnership Units            (3,000,000)      3,000,000              -
Deferred financing costs and other, net                               (4,103,000)     (2,328,000)      (923,000)
                                                                   -------------     -----------    -----------
  Net cash provided by financing activities                          207,106,000      40,767,000      3,394,000
                                                                   -------------     -----------    -----------

Net increase in cash and cash equivalents                              2,327,000       1,582,000      1,922,000
Cash and cash equivalents at beginning of the period                   3,827,000       2,245,000        323,000
                                                                   -------------     -----------    -----------
Cash and cash equivalents at end of period                         $   6,154,000     $ 3,827,000     $2,245,000
                                                                   =============     ===========    ===========

Supplemental Disclosure of Cash Activities:
Interest paid                                                      $   9,806,000     $ 5,144,000     $2,017,000
                                                                   =============     ===========    ===========
Supplemental Disclosure of Non-Cash Financing Activities:
Conversion of debt to OP Units                                     $   1,000,000     $         -    $         -
                                                                   =============     ===========    ===========
Assumptions of mortgage loans payable                              $   9,825,000     $16,800,000    $28,321,000
                                                                   =============     ===========    ===========

   See accompanying notes to consolidated financial statements.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


Note 1. Organization

         Cedar Shopping Centers, Inc., formerly Cedar Income Fund, Ltd. (the "Company"), was organized in 1984 and elected to be taxed as a real estate investment trust ("REIT") in 1986. The Company focuses on the ownership, operation and redevelopment of community and neighborhood shopping centers located primarily in Pennsylvania, with additional properties in Connecticut, Maryland and New Jersey. As of December 31, 2003, the Company owned 22 properties, aggregating approximately 3.5 million square feet of gross leasable area ("GLA").

         Cedar Shopping Centers Partnership, L.P., formerly Cedar Income Fund Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of December 31, 2003, the Company owned approximately a 97.4% economic interest in, and is the sole general partner of, the Operating Partnership. The limited partners' interest in the Operating Partnership is adjusted at the end of the reporting period to an amount equal to the limited partners' ownership percentage of the Operating Partnership's net equity. Such ownership percentage was approximately 2.6% and 71.0% at December 31, 2003 and 2002, respectively.


         As used herein, the "Company" refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.

Stock Split and Reverse Stock Split

         On July 14, 2003, in order to maintain the minimum "float" requirement for purposes of the Company's listing on the NASDAQ small cap market, the Company paid a stock dividend of one new share for each share of common stock outstanding to shareholders of record on July 7, 2003. On October 20, 2003, the Company effectuated a one-for-six "reverse" stock split, intended to facilitate efficient trading of the Company's stock in connection with the intended public offering and listing of its shares on the New York Stock Exchange (see below). The accompanying financial statements and all share and per share data have been retroactively adjusted to give effect to the stock dividend and the reverse stock split.

Note 2. Public Offering, New York Stock Exchange Listing, Related-Party Transactions, Allocation of Costs and Expenses, and Pro Forma Financial Information

Public Offering

         In October 2003, the Company completed a public offering ("the Offering") of 13,500,000 shares of its common stock at a price of $11.50 per share pursuant to a registration statement filed with the Securities and Exchange Commission, and received approximately $141,200,000 after underwriting fees and Offering costs. The Company's shares were listed on the New York Stock Exchange and commenced trading on October 24, 2003; the listing of the Company's stock on the NASDAQ was simultaneously terminated. In November 2003, the underwriter exercised its over-allotment option to purchase an additional 2,025,000 shares at $11.50 per share less underwriting fees, and the Company received approximately $21,700,000.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 2. Public Offering, New York Stock Exchange Listing, Related-Party Transactions, Allocation of Costs and Expenses, and Pro Forma Financial Information (continued)

Transactions with CBRA, SKR and Brentway, related parties

         Prior to the Offering, the Company was externally advised and, in this connection, Cedar Bay Realty Advisors, Inc. ("CBRA"), SKR Management Corp. ("SKR") and Brentway Management, LLC ("Brentway") (collectively the "external advisor") provided advisory, management and legal services to the Company. The Company paid fees in connection with these services of approximately $2.2 million, $1.9 million, and $1.4 million during 2003, 2002, and 2001, respectively. Contemporaneously with the Offering, CBRA and SKR merged into the Company and Brentway merged into the Operating Partnership. Each of the Company's executive officers was also a principal or officer of the external advisor and each became an employee of the Company together with the other employees of the external advisor. An independent committee of the Board retained a financial advisor who advised it as to the fairness from a financial perspective of the consideration paid in connection with the merger. The merger was also approved at the annual meeting of stockholders held on October 9, 2003; approximately 93% of the shares voted were voted in favor of the merger. The total consideration paid for the external advisor was $11.96 million, comprised of 693,333 shares of the Company's common stock and 346,667 units of the Operating Partnership ("OP Units"), each valued at $11.50 per share/unit and such consideration was charged to operations during 2003. The consideration was distributed to the owners, who are also executive officers of the Company, and to other officers and employees of the Company. In connection with the merger, an aggregate of 319,000 shares of the consideration with a value of $3.7 million was transferred to a Rabbi Trust for the benefit of certain of the Company's executive officers; such shares have been classified as treasury stock in the Company's consolidated financial statements, and are accounted for pursuant to Emerging Issues Task Force ("EITF") No. 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested". Also in connection with the merger, 90,000 shares, with an aggregate value $1.04 million were distributed to non-executive employees. At the time the aggregate consideration for the external advisor was being negotiated with the independent committee of the Board, the Company's chairman and the principal owner of the external advisor agreed to reimburse these non-executive employees for their personal income taxes incurred as a result of receiving the shares. The chairman paid $633,000 to the Company which in accordance with AIN-APB 25 "Accounting for Stock Issued to Employees", was credited to shareholders' equity and charged to operations during 2003.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 2. Public Offering, New York Stock Exchange Listing, Related-Party Transactions, Allocation of Costs and Expenses, and Pro Forma Financial Information (continued)

Transactions with CBC, a related party

         Prior to the Offering, Cedar Bay Company ("CBC") owned approximately 78% of the Company's common stock and OP Units (comprised of approximately 63,000 shares of common stock and approximately 568,000 OP Units). CBC received $9.0 million of the proceeds from the Offering in connection with the repurchase all the OP Units owned by them ($15.85 per unit). The same financial advisor who opined as to the fairness from a financial perspective of the consideration paid for the merged entities also advised the independent committee of the Board as to the fairness from a financial perspective of the consideration paid to CBC.

         In May 2003, an affiliate of CBC loaned $750,000 to the Company, which was used to partially fund the deposit requirement for the South Philadelphia Shopping Center. The principal, plus interest at an annual rate of 15%, was repaid in full with the proceeds from the Offering.

         In November 2003, the Company used approximately $2.4 million of the proceeds from the Offering to purchase the remaining 50% interest in The Point Shopping Center owned by an affiliate of CBC. The purchase price for this interest was arrived at through negotiation with the owner of CBC.

          In December 2003, the Company used approximately $1.6 million of the proceeds from the Offering to acquire the Golden Triangle Shopping Center from an affiliate of CBC. In connection with the acquisition, the Company assumed a $9.8 million 7.39% existing first mortgage.

         In connection with the June 2002 acquisition of the Red Lion partnership interest from an affiliate of CBC, the Company agreed to pay $887,000 in three equal annual installments, plus interest at 7.5%. This loan was repaid in full with the proceeds from the Offering.

Transactions with Homburg Invest, a related party

         In December 2002, Homburg Invest USA Inc., a wholly-owned subsidiary of Homburg Invest Inc. ("Homburg Invest"), which is owned approximately 62% by Mr. Richard Homburg, a director of the Company, purchased 3,300 Preferred OP Units for $3.0 million ($909.09 each), with a liquidation value of $1,000 each and a preferred distribution rate of 9%. Mr. Homburg was subsequently elected a Director of the Company. In October 2003, the Company exercised its option and redeemed the Preferred OP Units at $1,200 per unit, an aggregate of $3.96 million from the proceeds of the Offering. The $960,000 redemption premium was charged to operations during 2003.

         Homburg Invest supplied substantially all the equity (through the purchase of joint venture interests) in connection with the Company's acquisitions of Pine Grove Shopping Center, Swede Square Shopping Center and Wal-Mart Shopping Center. Homburg Invest received 10% origination fees for providing the equity in each acquisition. The Company had the option to buy the Homburg Invest limited partnership interest in the Wal-Mart Shopping Center for 120% of Homburg Invest's original investment plus the 12% preferential return.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 2. Public Offering, New York Stock Exchange Listing, Related-Party Transactions, Allocation of Costs and Expenses, and Pro Forma Financial Information (continued)

Transactions with Homburg Invest, a related party (continued)

In the case of Pine Grove and Swede Square, the Company had the option to purchase the Homburg Invest limited partnership interests provided that Homburg Invest receive a 15% annualized rate of return from the date each center was acquired. The Company exercised these options and used the proceeds from the Offering to purchase the Homburg Invest limited partnership interests.

         Homburg Invest provided to the Company a one-year, $1.1 million, 9% interest-only loan. The loan included a $100,000 entrance fee and required payment of a $220,000 exit fee. The loan was used to partially fund the deposit requirements for the South Philadelphia Shopping Center. This loan was repaid in full with the proceeds from the Offering and the entrance and exit fees were charged to operations during 2003. In addition, Homburg Invest arranged for and guaranteed the third-party financing for the acquisition of Valley Plaza and the Wal-Mart Shopping Center and received approximately $325,000 in fees from the third-party lender.

         The entrance and exit fees paid to Homburg Invest, either directly or indirectly, in connection with the aforementioned transactions aggregated approximately $2.6 million.

Allocation of Costs and Expenses

         Costs and expenses charged to operations during 2003 in connection with the above transactions are as follows:

                                                                            Contract              Early
                                                                           Termination        Extinguishment           Other
                                                        Total                 Costs               of Debt              Costs
                                                    --------------------------------------------------------------------------
       Acquisition of external advisor              $ 11,960,000          $ 11,960,000         $         -         $         -
       Preferred OP Unit redemption                      960,000                     -                   -             960,000
       Mortgage defeasance                             4,754,000                     -           4,754,000                   -
       Contribution for employee income taxes            633,000                     -                   -             633,000
       Early extinguishment of debt                    2,181,000                     -           2,181,000                   -
       Other                                             300,000                     -                   -             300,000
                                                    --------------------------------------------------------------------------
                                                    $ 20,788,000          $ 11,960,000         $ 6,935,000         $ 1,893,000
                                                    ==========================================================================


Pro Forma Financial Information (Unaudited)

         The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2003 and 2002 as though the transactions described above and the 2003 and 2002 property acquisitions were completed as of January 1, 2002.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 2. Public Offering, New York Stock Exchange Listing, Related-Party Transactions, Allocation of Costs and Expenses, and Pro Forma Financial Information (continued)

      This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred as of January 1, 2002, nor do they purport to predict the results of operations of future periods.

                                                             2003               2002
                                                             ----               ----
Pro forma revenues                                       $41,857,000        $39,200,000
Pro forma net income                                     $ 6,004,000        $ 5,452,000
Pro forma basic net income per common share              $      0.37        $      0.33
Pro forma fully diluted net income per common share      $      0.37        $      0.33
Common shares outstanding                                 16,456,000         16,456,000

Note 3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation Policy

         The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and joint venture partnerships in which it participates. With respect to its joint ventures, the Company has general partnership interests ranging from 20% to 50% and, since the Company is the sole general partner and exercises substantial operating control over these entities, such partnerships are included in the consolidated financial statements. In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of existing accounting pronouncements to certain entities in which the equity investors do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 were immediately effective for all variable interest entities created after January 31, 2003. The Company has evaluated the effects of FIN 46 on the accounting for its joint venture partnerships created after January 31, 2003, and has concluded that all such joint ventures should be included in the consolidated financial statements. In December 2003, the FASB issued FIN 46R, deferring the effective date for variable interest entities created before February 1, 2003 until the period ending March 31, 2004. Management has not yet determined whether the three consolidated joint ventures affected thereby represent variable interest entities pursuant to FIN 46, which could result in a change in the Company's consolidation policy with respect thereto.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 3. Summary of Significant Accounting Policies (continued)

Real Estate Investments

         Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation and amortization has been calculated using the straight-line method based upon the following estimated useful lives of assets:

            Buildings and Improvements            40 years
            Tenant Improvements                   Over the lives of the leases

         Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred, and amounted to approximately $1,903,000, $827,000, and $435,000 for 2003, 2002, and 2001, respectively.

         Additions and betterments that substantially extend the useful lives of the properties are capitalized. Upon sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in earnings. Real estate investments include capitalized interest, costs of development and redevelopment activities, and construction in progress. Capitalized costs are included in the cost of the related asset and charged to operations through depreciation over the asset's estimated useful life. Interest capitalized amounted to $184,000, none, and $181,000, in 2003, 2002, and 2001, respectively.

            In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company applies SFAS No. 144 to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment trigger exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value. The Company adopted SFAS No. 144 on January 1, 2002; it has had no material affect on the Company's results of operations.

          Real estate investments held for sale are carried at the lower of carrying amount or estimated fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale.

Intangible Lease Asset/Liability

         In July 2001 and January 2002, the Company adopted SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Intangibles", respectively. These standards govern business combinations and asset acquisitions, and the accounting for acquired intangibles. As part of the

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 3. Summary of Significant Accounting Policies (continued)

Intangible Lease Asset/Liability (continued)

acquisition of real estate assets, the Company determines whether an intangible asset or liability, related to above or below market leases, was acquired as part of the transaction. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and building improvements based on management's determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related costs.

          The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management's estimate of fair market lease rates, measured over the non-cancelable terms. This aggregate value is allocated between above and below market lease rates, tenant relationships, and other intangibles based on management's evaluation of the specific characteristics of each lease. The intangible assets or liabilities are recorded at their estimated fair market values at the dates of acquisition, are amortized over the remaining terms of the respective leases to rental income, and are included in deferred liabilities in the consolidated balance sheet. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be immediately recognized in earnings.

            During 2003 and 2002, respectively, amounts totaling $947,000 and $5,117,000 were recorded as intangible lease liabilities relating to above and below market lease arrangements, with a weighted average amortization period of approximately 10 years. Revenues include $706,000 and $146,000 during 2003 and 2002, respectively, relating to amortization of intangible lease liabilities.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 3. Summary of Significant Accounting Policies (continued)

Intangible Lease Asset/Liability (continued)

The balance of intangible lease liabilities at December 31, 2003 will be amortized as follows:



     Year ending December 31,
     ------------------------
                2004                        $  168,000
                2005                           152,000
                2006                           121,000
                2007                           429,000
                2008                           594,000
             Thereafter                      3,748,000
                                            ----------
                                            $5,212,000
                                            ==========

Cash Equivalents

         Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.

Cash at Joint Ventures and Restricted Cash

          Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint venture, and distributions to the general and limited partners are strictly controlled. Cash at joint ventures amounted to $1,003,000 and $1,228,000 at December 31, 2003 and 2002, respectively.

         The terms of the Company's mortgage agreements require it to deposit certain replacement and other reserves with its lenders. This restricted cash is generally available for property-level capital requirements for which the reserve was established. This cash is not, however, available to fund other property-level or Company-level obligations. Restricted cash amounted to $5,205,000 and $1,655,000 at December 31, 2003 and 2002, respectively.

Rents and Other Receivables

         Management has determined that all of the Company's leases with its various tenants are operating leases. Minimum rents are recognized on a straight-line basis over the terms of the related leases, net of valuation adjustments based on management's assessment of credit, collection and other business risks. The excess of rents recognized over amounts contractually due is included in rents and other receivables on the consolidated balance sheet and, where applicable, are evaluated under the provisions of SFAS No. 144. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses, and real estate taxes. Ancillary and

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 3. Summary of Significant Accounting Policies (continued)

Rents and Other Receivables (continued)

other property-related income is recognized in the period earned. The Company makes estimates as to the collectibility of its accounts receivables, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of its allowance for doubtful accounts. Such estimates have a direct impact on the Company's net income.

Deferred Charges

         Deferred charges consist of lease origination costs, the costs incurred in connection with securing the Company's line of credit and other long-term debt, and the cost of interest rate protection agreements. Such costs are amortized over the term of the related agreement and, where applicable, are evaluated under the provisions of SFAS No. 144.

Income Taxes

         The Company has elected since 1986 to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Under applicable provisions of the Code governing REITs, a REIT, among other things, may not own more than ten percent in value or voting power of a corporation other than a qualifying "taxable REIT subsidiary". During the course of the Company's preparation of its 2003 financial statements, it was determined that the Company indirectly owned more than 10% of one such subsidiary, with an equity value of approximately $8,000, for which it had inadvertently failed to file a timely election to be treated as a taxable REIT subsidiary. The Company has filed with the Internal Revenue Service an election to treat such entity as a taxable REIT subsidiary retroactive to June 2002 when it was formed, and has filed a request for a ruling to permit late filing of such election. The Company, based on opinion of counsel, believes that it will receive a favorable ruling and that the likelihood of an unfavorable ruling is remote.

Derivative Financial Instruments

         Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires the Company to measure derivative instruments at fair value and to record them in the consolidated balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. The Company's derivative investments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges, the ineffective portion of a derivative's change in fair value is immediately recognized in earnings, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in shareholders' equity as accumulated other comprehensive gain (loss).

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 3. Summary of Significant Accounting Policies (continued)

Derivative Financial Instruments (continued)

         The Company utilizes derivative financial instruments to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering into derivative contracts with major financial institutions. The principal derivative financial instruments used by the Company are interest rate swaps and interest rate caps.

Fair Value of Financial Instruments

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose fair value information of all financial instruments for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheet. The Company's financial instruments, other than debt, are generally short-term in nature and contain minimal credit risk. These instruments consist of cash and cash equivalents, rents and other receivables, and accounts payable. The carrying amount of these assets and liabilities are assumed to be at fair value.

            The fair value of mortgage loans payable is estimated utilizing discounted cash flow analysis, using interest rates reflective of current market conditions and the risk characteristics of the loans. The following sets forth a comparison of the fair values and carrying values of the Company's financial instruments:

                                                                2003                           2002
                                                                ----                           ----
                                                 Carrying Value     Fair Value    Carrying Value    Fair Value
                                               -----------------------------------------------------------------
Assets
------
Cash and cash equivalents                         $  6,154,000     $  6,154,000     $ 3,827,000    $  3,827,000
Cash at joint ventures and restricted cash        $  6,208,000     $  6,208,000     $ 2,883,000    $  2,883,000

Liabilities
-----------
Mortgages payable                                 $144,983,000     $152,037,000     $93,537,000    $100,647,000
Loans payable                                     $ 17,000,000     $ 17,000,000       7,464,000       7,464,000

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 3. Summary of Significant Accounting Policies (continued)

Earnings Per Share

         In accordance with SFAS No. 128, "Earnings Per Share", basic earnings per share ("EPS") are computed by dividing net income available to common shareowners by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Since the Company reported a net loss in 2003, 2002 and 2001, diluted EPS are not presented.

Stock-Based Compensation

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation". It provided alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. It also amended the disclosure provisions of SFAS 123 and APB Opinion No. 28, "Interim Financial Reporting", to require disclosure, in the summary of significant accounting policies, of the effects of an entity's accounting policy with respect to stock options on reported net income and EPS in annual and interim financial statements.

         SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". The Company has elected to continue using APB Opinion No. 25 and make pro forma disclosures of net income and EPS as if the fair value method of accounting defined in SFAS No. 123 had been applied.

         In 1998, the Company's shareholders approved an incentive stock option plan authorizing the issuance of option grants for up to 166,666 shares. In 2003, the Company's shareholders approved an amendment to the plan authorizing the Company to issue option grants for a total of 2,000,000 shares. In 2001, the Company granted to each of its five directors options to purchase 3,333 shares at $10.50 per share, the market value of the Company's common stock on the date of the grant. The following table sets forth, on a pro-forma basis, the net loss and net loss per share as if the fair value method of accounting defined in SFAS No. 123 had been applied.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 3. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)

                                                      2003         2002         2001
                                                 ------------------------------------
Net loss as reported                              $21,351,000    $468,000    $147,000
Adjustment to amortize the value of options
 granted                                               17,000      17,000       8,000
                                                 ------------------------------------
Pro forma net loss                                $21,368,000    $485,000    $155,000
                                                 ====================================

Weighted average outstanding shares                 3,010,000     231,000     231,000
Pro forma basic net loss per share                     ($7.10)     ($2.10)     ($0.67)
                                                 ====================================

         The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable, is charged to earnings over the period the goods or services are received.

         In connection with the Red Lion acquisition, the Operating Partnership issued to ARC Properties, Inc., a limited partner in the property, warrants to purchase 83,333 OP Units with an exercise price of $13.50 per unit, subject to anti-dilution adjustments. The warrants became fully vested in January 2004, and expire in May 2012. The first 27,778 warrants were capitalized at fair value as part of the Red Lion acquisition cost; approximately $173,000 was charged to earnings during each of 2003 and 2002.

Recent Accounting Pronouncements

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies the accounting treatment of (1) derivative instruments (including certain derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety, or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective prospectively (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The Company adopted SFAS No. 149, which has had no material affect on its results of operations.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 3. Summary of Significant Accounting Policies (continued)

Reclassifications

Prior years' consolidated financial statements have been reclassified to conform to the 2003 presentation.

Note 4. Real Estate and Accumulated Depreciation

            The following table details the activity in real estate and accumulated depreciation for 2003 and 2002:

       Cost                                        2003             2002
       ----                                   -------------     ------------
       Beginning of year                      $ 123,634,000     $ 57,622,000
       Property acquisitions                    194,308,000       64,640,000
       Improvements and betterments               6,829,000        1,372,000
                                              -------------     ------------
       End of year                            $ 324,771,000     $123,634,000
                                              =============     ============

       Accumulated depreciation
       ------------------------
       Beginning of year                      $   2,396,000     $    674,000
       Depreciation                               3,751,000        1,722,000
                                              -------------     ------------
       End of year                            $   6,147,000     $  2,396,000
                                              =============     ============

        During 2003 and 2002, the Company acquired 14 and 4 properties, respectively. One of the 2003 acquisitions is a redevelopment property on which the Company expects to spend approximately $5 million; one of the 2002 acquisitions is also a redevelopment project on which the Company expects to spend approximately $24 million.

         At December 31, 2003, all of the Company's real estate was pledged as collateral for mortgage loans and the line of credit.

Note 5.   Rentals Under Operating Leases

         Annual minimum future rentals due to be received under non-cancelable operating leases in effect at December 31, 2003 are as follows:


       Year ending December 31,
       ------------------------
                2004                         $ 30,430,000
                2005                           28,006,000
                2006                           26,216,000
                2007                           23,778,000
                2008                           21,415,000
             Thereafter                       149,551,000
                                             ------------
                                             $279,396,000
                                             ============

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003


Note 5. Rentals Under Operating Leases (continued)

         Total minimum future rentals do not include contingent rentals based upon tenants' sales volume, or contributions for real estate taxes and operating costs. Such contingent rentals amounted to approximately $5,724,000, $2,990,000, and $811,000 in 2003, 2002, and 2001, respectively.

         Giant Food Stores, Inc. ("Giant Foods") accounted for 12% of the Company's total revenues in 2003, and 10% of total revenues in 2002 and 2001. The leases are generally guaranteed by Ahold N.V., a Netherlands corporation, and Giant Food's parent company. During 2003, there were published reports indicating that there had been accounting irregularities at certain of Ahold's U.S. and foreign operations, which did not necessarily include the supermarket stores or the Giant Foods supermarket affiliates. Ahold's debt rating was downgraded, which may adversely affect the resulting value of the Company's properties having such tenancies.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 6. Mortgage Loans, Line of Credit, and Other Loans Payable

Mortgage loans outstanding consist of the following:


                                                                                                    Balance outstanding at
                                                                                              --------------------------------
                                            Original      Interest                            December 31,        December 31,
Collateral Property                          Amount         Rate          Maturity                2003                2002
------------------------------------------------------------------------------------------------------------------------------
The Point Shopping Center                 $ 20,000,000      7.63%         Sep 2012            $ 19,575,000        $19,864,000
Red Lion Shopping Center                    16,800,000      8.86%         Feb 2010              16,590,000         16,715,000
Camp Hill Mall                               7,000,000      4.74%         Nov 2004               7,000,000         14,000,000
Camp Hill Mall                               7,000,000   LIBOR+1.95%      Nov 2004               7,000,000     Combined above
Loyal Plaza                                 13,877,000      7.18%         Jun 2011              13,677,000         13,814,000
Port Richmond Village                       11,610,000      7.17%         Mar 2008              11,292,000         11,439,000
Academy Plaza                               10,715,000      7.28%         Mar 2013              10,422,000         10,558,000
Washington Center Shoppes                    6,236,000      7.53%         Nov 2007               5,826,000          5,900,000
LA Fitness Center                            5,000,000   LIBOR+2.75%      Dec 2007               4,559,000          1,247,000
Fairview Plaza                               6,080,000      5.71%         Feb 2013               6,018,000                N/A
Halifax Plaza                                4,265,000      6.83%         Feb 2010               4,190,000                N/A
Newport Plaza                                5,424,000      6.83%         Feb 2010               5,346,000                N/A
Pine Grove Shopping Center                   6,000,000      6.24%         Apr 2010               5,888,000                N/A
Pine Grove Out Parcel                          388,000      8.50%         Mar 2006                 413,000                N/A
Swede Square Shopping Center                 5,560,000      7.25%         May 2005               5,560,000                N/A
Valley Plaza Shopping Center                 6,430,000   LIBOR+2.50%      Jun 2005               6,361,000                N/A
Wal-Mart Shopping Center                     5,444,000   LIBOR+2.50%      Aug 2005               5,441,000                N/A
Golden Triangle Shopping Center              9,825,000      7.39%         Apr 2008               9,825,000                N/A
------------------------------------------------------------------------------------------------------------------------------
Totals                                    $147,654,000                                        $144,983,000        $93,537,000
==============================================================================================================================

         Scheduled principal payments on mortgages outstanding at December 31, 2003 are as follows: 2004 - $21,170,000, 2005 - $13,527,000, 2006 - $2,245,000,
2007 - $11,975,000, 2008 - $20,871,000, and thereafter - $75,195,000.

Line of Credit

         In December 2003, Fleet National Bank ("Fleet") provided a six-month $40 million secured bridge line of credit. In January 2004, the Company concluded a three-year $100 million syndicated secured revolving credit facility with Fleet and several other banks, and Fleet as agent, pursuant to which the Company pledged certain of its shopping center properties. Borrowings under the facility bear interest at a rate of LIBOR plus 225 to 275 basis points ("bps") depending on the Company's overall leverage ratio as defined. The facility is subject to customary financial covenants including limits on leverage and collateral requirements. As of March 26, 2004, based on collateral in place, the Company is permitted to draw up to approximately $70 million. Repayment of amounts drawn under the facility may be extended for an additional year. The Company expects to use the facility, among other things, to finance acquisitions of shopping centers, capital improvements, redevelopment and new development projects, working capital and other corporate purposes. The Company paid facility and arrangement fees to the banks, plus legal and other closing costs, aggregating approximately $1.6 million. Borrowings under the bridge loan, which were repaid when the syndicated facility was completed, aggregated $17 million

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 6. Mortgage Loans, Line of Credit, and Other Loans Payable (continued)

Line of Credit (continued)

at December 31, 2003, and bore interest at an average rate of 3.39% per annum. The facility requires an unused portion fee of 1/4 of 1% per annum, and limits dividends to 95% of funds from operations, as defined.

Other Loans Payable

            The December 31, 2002 balance of other loans payable of $7.5 million, together with $22.5 million of additional interim financing during 2003, were repaid in full with $30.0 million in funds from the Offering and the line of credit. The remaining $1.0 million of interim financing was converted, at the election of the lender, into approximately 93,000 OP Units.


Note 7. Interest Rate Hedges

         In 2002, the Company completed an interest rate swap to hedge the Company's exposure to changes in interest rates with respect to $14 million of LIBOR-based variable rate debt that it incurred in connection with the acquisition of the Camp Hill Mall. The swap agreement provided for a fixed all-in rate of 4.74% through November 2003 on $7 million of notional principal, and through November 2004 on the remaining $7 million.

         In 2003, the Company entered into interest rate swaps in connection with the Newport Plaza, Halifax Plaza and Pine Grove acquisitions converting LIBOR-based variable rate debt to fixed annual rates.

         In November and December 2003, respectively, the Company entered into $20 million and $10 million non-specific five-year interest rate hedges capping LIBOR at 4.5%. Since these caps do not relate to specific debt, they are ineffective for accounting purposes and, accordingly, changes in their fair values are charged to operations.

         In December 2003, the Company entered into a fair value hedge with respect to its mortgage at Washington Center. The derivative swaps a fixed rate amortization schedule on $5,788,000 at 7.53% to a variable rate of LIBOR plus 250 bps through November, 2007. The change in fair value of this hedge is charged to operations.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments as of December 31, 2003:

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 7. Interest Rate Hedges (continued)


        Hedge               Type                    Value        Rate            Date             2003          2002
        -----               ----                    -----        ----            ----             ----          ----
Interest Rate Swap     Cash Flow Hedge          $ 7,000,000      4.74%          Nov 2003        $      -      $ 75,000
Interest Rate Swap     Cash Flow Hedge            7,000,000      4.74%          Nov 2004          93,000       149,000
Interest Rate Swap     Cash Flow Hedge            4,190,000      6.83%          Feb 2010         125,000             -
Interest Rate Swap     Cash Flow Hedge            5,346,000      6.83%          Feb 2010         122,000             -
Interest Rate Swap     Cash Flow Hedge            5,888,000      6.24%          Apr 2010          38,000             -
Interest Rate Cap      Cash Flow Hedge           20,000,000      4.50%          Nov 2008         609,000             -
Interest Rate Cap      Cash Flow Hedge           10,000,000      4.50%          Oct 2008         335,000             -
Interest Rate Swap     Fair Value Hedge           5,788,000  LIBOR +2.50%       Nov 2007         395,000             -

         During 2003, the Company recognized unrealized losses of $367,000, representing the change in fair value of the aforementioned derivatives. A $112,000 gain was recorded in accumulated other comprehensive gain (loss), a $266,000 loss was charged to limited partners' interest, and the $213,000 ineffective portion of net loss was charged to earnings. During 2002, an unrealized loss resulting from a change in the fair value of the derivatives totaled $224,000, of which $65,000 was reflected in accumulated other comprehensive gain (loss) and $159,000 was charged to limited partners' interest.

Note 8. Commitments and Contingencies

         The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company's consolidated financial statements.

         Under various federal, state, and local laws, ordinances, and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances, or petroleum product releases, at its properties. The owner may be liable to governmental entities or to third parties for property damage and for investigation and cleanup costs incurred by such parties in connection with any contamination. Management is unaware of any environmental matters that would have a material impact on the Company's consolidated financial statements.

         The Company's principal office is located in 6,200 square feet at 44 South Bayles Avenue, Port Washington, New York, which it leases from a partnership owned 24% by the Company's CEO. Future minimum rents payable under the terms of the lease amount to $172,000, $177,000, $178,000, and $152,000 during 2004, 2005, 2006, and through October 31, 2007, respectively. The Company's Wal-Mart Shopping Center is subject to a ground lease running through May 2071. Future minimum rents payable under the terms of the lease amount to $129,000 per annum.

                          Cedar Shopping Centers, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2003

Note 9. Selected Quarterly Financial Data (Unaudited)

                                                                         Quarter Ended                             Year Ended
-------------------------------------------------------------------------------------------------------------------------------
                        Year                    March 31           June 30       September 30      December 31     December 31
-------------------------------------------------------------------------------------------------------------------------------
                        2003
Revenue                                        $5,284,000        $6,138,000      $6,672,000         $8,412,000     $26,506,000
Net loss                                         (199,000)          (40,000)       (228,000)       (20,884,000)    (21,351,000)
Basic and diluted net loss per share               ($0.73)           ($0.14)         ($0.91)            ($5.31)         ($7.09)
-------------------------------------------------------------------------------------------------------------------------------
                        2002
Revenue                                        $2,510,000        $2,657,000      $3,614,000         $4,208,000     $12,989,000
Net loss                                          (53,000)         (222,000)        (45,000)          (148,000)       (468,000)
Basic and diluted net loss per share               ($0.23)           ($0.96)         ($0.20)            ($0.64)         ($2.03)
-------------------------------------------------------------------------------------------------------------------------------
                        2001
Revenue                                          $983,000          $966,000       $ 861,000         $2,289,000      $5,099,000
Net (loss) income                                  (9,000)          336,000         (27,000)          (447,000)       (147,000)
Basic and diluted net (loss) income per share      ($0.04)            $1.45          ($0.12)            ($1.93)         ($0.64)
-------------------------------------------------------------------------------------------------------------------------------

Note 10. Subsequent Events

            On January 27, 2004, the Company's Board of Directors approved a dividend of $.16 per share, which was paid on February 16, 2004 to shareholders of record as of February 9, 2004.

            In March 2004, the Company acquired two properties aggregating approximately 406,000 square feet of GLA. The properties cost approximately $34.5 million, including closing costs. Funding was provided by the Company's line of credit and by the assumption of a $10.0 million first mortgage.

            In March 2004, the Company utilized its line of credit to repay the first mortgage on the Swede Square Shopping Center amounting to approximately $5.8 million.

Item 9. Changes in, and Disagreements with Accountants on, Accounting and Financial Disclosure

None

Item 9 (a)   Controls and Procedures

         The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of all of the Company's executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company with the SEC and assists the Company's Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company's SEC reports. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company's principal executive and financial officers have evaluated its disclosure controls and procedures as of December 31, 2003 and have determined that such disclosure controls and procedures are effective.

         During the year ended December 31, 2003, there have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part III.

Item 10.   Directors and Executive Officers of the Registrant

         This item is incorporated by reference to the definitive proxy statement for the 2004 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11.   Compensation of Directors and Executives

         This item is incorporated by reference to the definitive proxy statement for the 2004 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

         This item is incorporated by reference to the definitive proxy statement for the 2004 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13.   Certain Relationships and Related Party Transactions

         This item is incorporated by reference to the definitive proxy statement for the 2004 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14.   Principal Accountant Fees and Services

         This item is incorporated by reference to the definitive proxy statement for the 2004 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Part IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1.   Financial Statements

           The response to this portion of Item 15 is included in Item 8 of this report.

      2.   Financial Statement Schedules

           III.  Real Estate and Accumulated Depreciation

                 All other schedules have been omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or is included in the consolidated financial statements or notes thereto.

3.                Exhibits

 Item                        Title or Description
 ----    ----------------------------------------------------------------
 3.1     Articles of Incorporation of the Company, incorporated by reference to
         Exhibit 3.1 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 3.2 Articles of Amendment of Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 3.3     By-laws of the Company, as amended, incorporated by reference to
         Exhibit 3.3 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 3.4 Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 3.5 Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Center Partnership L.P. incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 10.1 Agreement of Purchase and Sale by and between SAGD-11 Associates, L.P. and Cedar Shopping Centers Partnership, L.P., dated as of October 27, 2003.
 10.2 Amendment to Agreement of Purchase and Sale by and between SAGD-11 Associates, L.P. and Cedar Shopping Centers Partnership, L.P., dated December 1, 2003.
 10.3 Promissory Note between Cedar Sunset Crossings, LLC as Maker and Cedar Lender, LLC as Payee, dated December 22, 2003.
 10.4 Loan Agreement by and among Cedar Shopping Centers Partnership, L.P., Fleet National Bank, Commerzbank AG New York Branch, PB Capital Corporation, Manufacturers and Traders Trust Company, Sovereign Bank, Raymond James Bank, FSB, Citizens Bank and the other lending institutions which are or may become parties to the Loan Agreement (the "Lenders") and Fleet National Bank (as Administrative Agent), dated January 30, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 22, 2004.
 10.5 Real Estate Purchase and Sale Agreement regarding the sale of Southpoint Parkway, Jacksonville, Florida, by and between Cedar Shopping Centers Partnership, L.P. and Southpoint Parkway Center, L.C., dated February 1, 2002, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 10, 2002; and Addendum Number One to Real Estate Purchase and Sale Agreement by and between Cedar Shopping Centers Partnership, L.P. and Southpoint Parkway Center, L.C., incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 20, 2002.
 10.6 Property Management Agreement by and between API Red Lion Shopping Center Associates and SKR Management Corp., dated as of January 1, 1995, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 13, 2002.
 10.7 Assignment of Property Management Agreement by and between SKR Management Corp. and Brentway Management LLC, dated as of January 1, 1996, incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 13, 2002.
 10.8 Standstill Agreement by and between Robert J. Ambrosi of ARC Properties, Inc. and Cedar Shopping Centers, Inc., dated May 31, 2002, incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 13, 2002.
 10.9 Purchase and Sale Agreement by and between Silver Circle Management Corp. and Leo S. Ullman and Philadelphia Cedar-RL, LLC, dated as of February 6, 2002, incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 13, 2002.
 10.10 Indemnity Agreement by Cedar-RL, LLC to and for the benefit of Leo S. Ullman, dated as of May 31, 2002, incorporated by reference to Exhibit
         10.5 of Form 8-K filed on June 13, 2002.

 10.11 Promissory Note from Cedar-RL, LLC to Silver Circle Management Corp., dated as of May 31, 2002, incorporated by reference to Exhibit 10.6 of Form 8-K filed on June 13, 2002.
 10.12 Subordinate Pledge and Security Agreement by Cedar-RL, LLC and Silver Circle Management Corp., dated as of May 31, 2002, incorporated by reference to Exhibit 10.7 of Form 8-K filed on June 13, 2002.
 10.13 Compensation Agreement between Cedar Shopping Centers, Inc., Cedar Shopping Centers Partnership, L.P. SKR Management Corp., Cedar Bay Realty Advisors, Inc., Brentway Management LLC, Leo S. Ullman and ARC Properties, Inc., dated May 31, 2002, incorporated by reference to
         Exhibit 10.8 of Form 8-K filed on June 13, 2002.
 10.14 Amended and Restated Limited Partnership Agreement of API Red Lion Shopping Center Associates, L.P., a New York Limited Partnership, among Cedar-RL, LLC and Silver Circle Management Corp. and Philadelphia ARC-Cedar, LLC, dated as of May 31, 2002, incorporated by reference to
         Exhibit 11.11 of Form 8-K filed on June 13, 2002.
 10.15 Warrant by Cedar Shopping Centers Partnership, L.P. to ARC Properties, Inc., dated as of May 31, 2002, incorporated by reference to Exhibit
         10.12 of Form 8-K filed on June 13, 2002.
 10.16 Property Management Agreement by and between The Point Associates, L.P. and SKR Management Corp., dated as of December 1, 1994, incorporated by reference to Exhibit 10.17 of Form 8-K filed on June 13, 2002.
 10.17 Assignment of Property Management Agreement by and between SKR Management Corp. and Brentway Management LLC, dated as of January 1, 1996, incorporated by reference to Exhibit 10.18 of Form 8-K filed on June 13, 2002.
 10.18 Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P. dated January 7, 2002; First Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated February 22, 2002; Second Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated February 24, 2002; Third Amendment to Agreement to Purchase Real Estate between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 1, 2002; Fourth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 8, 2002; Fifth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 13, 2002; Sixth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 15, 2002; and Seventh Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 22, 2002 (collectively, the "Purchase Contract"), incorporated by reference to
         Exhibit 10.1 of Form 8-K filed on July 17, 2002.
 10.19 Agreement to Assign Agreement between Cedar Shopping Centers Partnership, L.P. as Assignor to Loyal Plaza Associates, L.P. as Assignee, made by and between Assignor and Loyal Plaza Venture, L.P., dated June 2002, incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 17, 2002.
 10.20 Limited Partnership Agreement of Loyal Plaza Associates, L.P. between CIF-Loyal Plaza Associates, L.P. and Kimco Preferred Investor IV Trust, dated June 28, 3002, incorporated by reference to Exhibit 10.3 of Form 8-K filed on July 17, 2002.
 10.21 Limited Partnership Agreement of CIF-Loyal Plaza Associates, L.P. by and among CIF-Loyal Plaza Associates, L.P. and Cedar Shopping Centers Partnership, L.P., dated as of June 28, 2002, incorporated by reference to Exhibit 10.4 of Form 8-K filed on July 17, 2002.

 10.22 Open-End Mortgage and Security Agreement in the amount of $14 million (Original Mortgage) by Loyal Plaza Venture, L.P. (Borrower) and Glimcher Loyal Plaza Tenant, L.P. (Tenant) (collectively referred to as Mortgagor) to Lehman Brothers Bank, FSB (Lender), dated May 31, 2001, incorporated by reference to Exhibit 10.5 of Form 8-K file don July 17, 2002.
 10.23 Loan Assumption and Modification Agreement by and among Loyal Plaza Associates, L.P. (Assuming Borrower), Cedar Shopping Centers, Inc. (Assuming Principal), Loyal Plaza Venture, L.P. (Original Borrower), Glimcher Properties Limited Partnership (Glimcher) and Glimcher Loyal Plaza Tenant, L.P. (Tenant), in favor of LaSalle Bank National Association (Trustee) and LB-UBS Commercial Mortgage Trust 2001-C3 (Lender), dated as of July 2, 2002, incorporated by reference to
         Exhibit 10.6 of Form 8-K filed on July 17, 2002.
 10.24 Property Management Agreement [Loyal Plaza] by and between Loyal Plaza Associates, L.P. and Brentway Management LLC, dated as of June 2002, incorporated by reference to Exhibit 10.11 of Form 8-K filed on July 17, 2002.
 10.25 Post Closing Agreement regarding the Assumption by Loyal Plaza Associates, L.P. (Assuming Borrower) of that certain Loan evidenced by that certain Note dated May 31, 2001, payable by Loyal Plaza Venture, L.P. (Original Borrower) to Lehman Brothers Bank, FSB (Original Lender) as secured by that certain Open-End Mortgage and Security Agreement of even date to Glimcher Loyal Plaza Tenant, L.P. (Mortgage) currently held and owned by LaSalle Bank National Association (Trustee) of LB-UBS Commercial Trust (Lender), dated July 2, 2002, incorporated by reference to Exhibit 10.13 of Form 8-K filed on July 17, 2002.
 10.26 Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Shopping Centers Partnership, L.P., dated September 12, 2002, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 9, 2002.
 10.27 First Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Shopping Centers Partnership, L.P., dated September 122, 2002, incorporated by reference to Exhibit
         10.2 of Form 8-K filed on December 9, 2002.
 10.28 Second Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Shopping Centers Partnership, L.P., dated September 12, 2002, incorporated by reference to Exhibit
         10.3 of Form 8-K filed on December 9, 2002.
 10.29 Third Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Shopping Centers Partnership, L.P., dated as of November 15, 2002, incorporated by reference to
         Exhibit 10.4 of Form 8-K filed on December 9, 2002.
 10.30 Assignment and Assumption of Contract of Sale between Cedar Shopping Centers Partnership, L.P. and Cedar-Camp Hill, LLC, dated November 2002, incorporated by reference to Exhibit 10.5 of Form 8-K filed on December 9, 2002.
 10.31 Limited Liability Company Agreement of Cedar-Camp Hill, LLC by Cedar Shopping Centers Partnership, L.P., effective as of November 1, 2002, incorporated by reference to Exhibit 10.6 of Form 8-K filed on December 9, 2002.
 10.32 Property Management Agreement by and between Cedar-Camp Hill, LLC and Brentway Management LLC dated as of ____, 2002, incorporated by reference to Exhibit 10.7 of Form 8-K filed on December 9, 2002.

 10.33 Loan Agreement by and between SWH Funding Corp and Cedar Shopping Centers Partnership, L.P., dated as of November 2002, incorporated by reference to Exhibit 10.9 of Form 8-K filed on December 9, 2002.
 10.34 Loan Agreement by and between Cedar-Camp Hill, LLC and Citizens Bank of Pennsylvania, executed on November 14, 2002, incorporated by reference to Exhibit 10.10 of Form 8-K filed on December 9, 2002.
 10.35 Open-End Mortgage and Security Agreement between Cedar-Camp Hill, LLC, Cedar Bay Realty Advisors, Inc. and Citizens Bank of Pennsylvania, executed on November 14, 2002, incorporated by reference to Exhibit
         10.11 of Form 8-K filed on December 9, 2002.
 10.36 Pledge and Security Agreement by Cedar Shopping Centers Partnership, L.P. and SWH Funding Corp. regarding that certain Loan Agreement; dated as of November 22, 2002; incorporated by reference to Exhibit 10.22 of Form 8-K filed on December 9, 2002.
 10.37 Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of October 1, 2003, incorporated by reference to
         Exhibit 10.39 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 10.38 Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of October 1, 2003, incorporated by reference to
         Exhibit 10.40 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 10.39 Employment Agreement between Cedar Shopping Centers, Inc. and Thomas J. O'Keeffe, dated as of October 1, 2003, incorporated by reference to
         Exhibit 10.41 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 10.40 Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of October 1, 2003, incorporated by reference to
         Exhibit 10.42 of the Registration Statement on Form S-11 field on August 20, 2003, as amended.
 10.41 Employment Agreement between Cedar Shopping Centers, Inc. and Stuart H. Widowski, dated as of October 1, 2003, incorporated by reference to
         Exhibit 10.43 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 10.42 Recapitalization Agreement dated October 2, 2003 by and among Delaware 1851 Associates, L.P., Indenture of Trust of Bart Blatstein dated as of June 9, 1998, Irrevocable Indenture of Trust of Barton Blatstein dated July 13, 1999, Welsh-Square, Inc. and CSC-Columbus, LLC, incorporated by reference to Exhibit 10.45 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 10.43 Agreement to enter into Net Lease dated April 23, 2003, between SPSP Corporation, Passyunk Supermarket, Inc., Twenty Fourth Street Passyunk Partners, L.P. and Cedar-South Philadelphia I, LLC, incorporated by reference to Exhibit 10.46 of the Registration Statement on Form S-11 filed on August 10, 2003, as amended.
 21.1    List of Subsidiaries of the Registrant
 31.1    Section 302 Chief Executive Officer Certification
 31.2    Section 302 Chief Financial Officer Certification
 32.1    Section 906 Chief Executive Officer Certification
 32.2    Section 906 Chief Financial Officer Certification

(b)   Reports on Form 8-K.
      During the last quarter of the period covered by this report, the Company filed the following reports on Form 8-K:

      None

(c)   Exhibits
      The response to this portion of Item 15 is included in Item 15(a)(3) above.

(d)   The following documents are filed as part of the report:

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CEDAR SHOPPING CENTERS, INC.


/s/                                            /s/
--------------------------------               ---------------------------------
Leo S. Ullman                                  Thomas J. O'Keeffe
President and Chairman                         Chief Financial Officer
(principal executive officer)                  (principal financial officer)

/s/
--------------------------------
Ann Maneri
Controller
(principal accounting officer)


March  29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and as of the date indicated this report has been signed by the below.


/s/                                            /s/
--------------------------------               ---------------------------------
Leo S. Ullman                                  James J. Burns
Director                                       Director

/s/                                            /s/
--------------------------------               ---------------------------------
J.A.M.H. der Kinderen                          Brenda J. Walker
Director                                       Director

/s/                                            /s/
--------------------------------               ---------------------------------
Everett B. Miller, III                         Roger M Widmann
Director                                       Director

/s/
--------------------------------
Richard Homburg
Director


March 29, 2004

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate And Accumulated Depreciation
Year Ended December 31, 2003

                                                                               Initial Cost To Company
                                        Gross                                --------------------------- Subsequent
                          Percent      Leasable     Year Built/     Year                   Buildings &      Cost
Property Description       Owned         Area        Renovated    Acquired       Land     Improvements   Capitalized
---------------------------------------------------------------------------------------------------------------------
The Point Shopping Center   100%       255,000         1972/        2000       $2,700,000   $10,800,000   $10,664,000
Harrisburg, PA                                       2000-2001

Port Richmond Village       100%       157,000         1988         2001        2,942,000    11,769,000       284,000
Philadelphia, PA

Academy Plaza               100%       155,000         1965/        2001        2,406,000     9,623,000       416,000
Philadelphia, PA                                       1998

Washington Center Shoppes   100%       158,000         1979/        2001        2,061,000     7,314,000       330,000
Washington Township, NJ                                1995

Red Lion Shopping Center     20%       224,000         1991/        2002        4,213,000    16,531,000      (274,000)
Philadelphia, PA                                       1990;
                                                     1998-2000

Loyal Plaza                  25%       293,000         1969/        2002        3,852,000    15,620,000        72,000
Williamsport, PA                                     1999-2000

Camp Hill Mall              100%       522,000         1958/        2002        4,460,000    17,857,000       892,000
Camp Hill, PA                                       1986; 1991
                                                     2003-2004

LA Fitness Facility          50%        41,000         2003         2002        2,107,000             -     3,585,000
Fort Washington, PA

Fairview Plaza               30%        70,000         1992         2003        1,810,000     7,272,000             -
New Cumberland, PA

Halifax Plaza                30%        54,000         1994         2003        1,102,000     4,609,000        29,000
Halifax, PA

Newport Plaza                30%        67,000         1996         2003        1,316,000     5,320,000             -
Newport, PA

                               [RESTUBBED TABLE]

                               Gross Amount At Which Carried At
                                         December 31, 2003
                          ---------------------------------------------
                                             Buildings &                  Accumulated   Amount Of   Depreciation
Property Description            Land        Improvements       Total     Depreciation  Encumbrance  Life (Years)
------------------------------------------------------------------------------------------------------------------
The Point Shopping Center       $2,996,000     $21,168,000   $24,164,000    $1,539,000  $19,575,000     10-40
Harrisburg, PA

Port Richmond Village            2,942,000      12,053,000    14,995,000       673,000   11,292,000     10-40
Philadelphia, PA

Academy Plaza                    2,406,000      10,039,000    12,445,000       552,000   10,422,000     10-40
Philadelphia, PA

Washington Center Shoppes        2,061,000       7,644,000     9,705,000       432,000    5,826,000     10-40
Washington Township, NJ

Red Lion Shopping Center         4,221,000      16,249,000    20,470,000       671,000   16,590,000     10-40
Philadelphia, PA


Loyal Plaza                      3,852,000      15,692,000    19,544,000       587,000   13,677,000     10-40
Williamsport, PA

Camp Hill Mall                   4,460,000      18,749,000    23,209,000       515,000   14,000,000     10-40
Camp Hill, PA


LA Fitness Facility              2,107,000       3,585,000     5,692,000             -    4,559,000     10-40
Fort Washington, PA

Fairview Plaza                   1,810,000       7,272,000     9,082,000       178,000    6,018,000     10-40
New Cumberland, PA

Halifax Plaza                    1,102,000       4,638,000     5,740,000       106,000    4,190,000     10-40
Halifax, PA

Newport Plaza                    1,316,000       5,320,000     6,636,000       122,000    5,346,000     10-40
Newport, PA

Year Ended December 31, 2003


                                                                               Initial Cost To Company
                                        Gross                                --------------------------- Subsequent
                          Percent      Leasable     Year Built/     Year                   Buildings &      Cost
Property Description       Owned         Area        Renovated    Acquired       Land     Improvements   Capitalized
---------------------------------------------------------------------------------------------------------------------
Pine Grove Plaza
Shopping Center            100%         79,000         2001/        2003        2,010,000     6,489,000             -
Pemberton Township, NJ                                 2002

Swede Square
Shopping Center            100%        103,000         1980/        2003        1,555,000     6,232,000       210,000
East Norriton, PA                                    2003-2004

Valley Plaza
Shopping Center            100%        191,000         1975/        2003        1,950,000     7,766,000             -
Hagerstown, MD                                         1994


Wal-Mart Shopping
Center                     100%        155,000         1972/        2003                -    11,834,000             -
Southington, CT                                        2000

South Philadelphia
Shopping Plaza             100%        283,000         1950/        2003        8,173,000    33,083,000             -
Philadelphia, PA                                     1998-2003


River View Plaza I, II
and III                    100%        247,000         1991/        2003        9,710,000    38,840,000             -
Philadelphia, PA                                     1993-1998


Columbus Crossing
Shopping Center            100%        142,000         2001         2003        4,579,000    18,318,000             -
Philadelphia, PA


Sunset Crossings
Shopping Center            100%         74,000         2002         2003        2,149,000     8,601,000             -
Dickson City, PA

Golden Triangle
Shopping Center            100%        229,000         1960/        2003        2,318,000     9,272,000             -
Lancaster, PA                                       1985; 1990;
                                                       1997;
                                                     2003-2004
                                     ---------                                ---------------------------------------
Totals                               3,499,000                                $61,413,000  $247,150,000   $16,208,000
                                     =========                                =======================================

                               [RESTUBBED TABLE]

                               Gross Amount At Which Carried At
                                         December 31, 2003
                          ---------------------------------------------
                                             Buildings &                  Accumulated   Amount Of   Depreciation
Property Description            Land        Improvements       Total     Depreciation  Encumbrance  Life (Years)
------------------------------------------------------------------------------------------------------------------
Pine Grove Plaza
Shopping Center                  2,010,000       6,489,000     8,499,000       120,000    6,301,000     10-40
Pemberton Township, NJ

Swede Square
Shopping Center                  1,555,000       6,442,000     7,997,000       122,000    5,560,000     10-40
East Norriton, PA

Valley Plaza
Shopping Center                  1,950,000       7,766,000     9,716,000        97,000    6,361,000     10-40
Hagerstown, MD


Wal-Mart Shopping
Center                                   -      11,834,000    11,834,000        99,000    5,441,000     10-40
Southington, CT

South Philadelphia
Shopping Plaza                   8,173,000      33,083,000    41,256,000       139,000            -     10-40
Philadelphia, PA


River View Plaza I, II
and III                          9,710,000      38,840,000    48,550,000       161,000            -     10-40
Philadelphia, PA


Columbus Crossing
Shopping Center                  4,579,000      18,318,000    22,897,000        28,000            -     10-40
Philadelphia, PA


Sunset Crossings
Shopping Center                  2,149,000       8,601,000    10,750,000         6,000            -     10-40
Dickson City, PA

Golden Triangle
Shopping Center                  2,318,000       9,272,000    11,590,000       -          9,825,000     10-40
Lancaster, PA


                          ------------------------------------------------------------------------
Totals                         $61,717,000    $263,054,000  $324,771,000    $6,147,000$144,983,000
                          ========================================================================

                                  EXHIBIT INDEX

 Item                        Title or Description
 ----    ----------------------------------------------------------------
 3.1     Articles of Incorporation of the Company, incorporated by reference to
         Exhibit 3.1 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 3.2 Articles of Amendment of Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 3.3     By-laws of the Company, as amended, incorporated by reference to
         Exhibit 3.3 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 3.4 Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 3.5 Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Center Partnership L.P. incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 10.1 Agreement of Purchase and Sale by and between SAGD-11 Associates, L.P. and Cedar Shopping Centers Partnership, L.P., dated as of October 27, 2003.
 10.2 Amendment to Agreement of Purchase and Sale by and between SAGD-11 Associates, L.P. and Cedar Shopping Centers Partnership, L.P., dated December 1, 2003.
 10.3 Promissory Note between Cedar Sunset Crossings, LLC as Maker and Cedar Lender, LLC as Payee, dated December 22, 2003.
 10.4 Loan Agreement by and among Cedar Shopping Centers Partnership, L.P., Fleet National Bank, Commerzbank AG New York Branch, PB Capital Corporation, Manufacturers and Traders Trust Company, Sovereign Bank, Raymond James Bank, FSB, Citizens Bank and the other lending institutions which are or may become parties to the Loan Agreement (the "Lenders") and Fleet National Bank (as Administrative Agent), dated January 30, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 22, 2004.
 10.5 Real Estate Purchase and Sale Agreement regarding the sale of Southpoint Parkway, Jacksonville, Florida, by and between Cedar Shopping Centers Partnership, L.P. and Southpoint Parkway Center, L.C., dated February 1, 2002, incorporated by reference to Exhibit 10.1 to Form 8-K filed June 10, 2002; and Addendum Number One to Real Estate Purchase and Sale Agreement by and between Cedar Shopping Centers Partnership, L.P. and Southpoint Parkway Center, L.C., incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 20, 2002.
 10.6 Property Management Agreement by and between API Red Lion Shopping Center Associates and SKR Management Corp., dated as of January 1, 1995, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 13, 2002.
 10.7 Assignment of Property Management Agreement by and between SKR Management Corp. and Brentway Management LLC, dated as of January 1, 1996, incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 13, 2002.
 10.8 Standstill Agreement by and between Robert J. Ambrosi of ARC Properties, Inc. and Cedar Shopping Centers, Inc., dated May 31, 2002, incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 13, 2002.
 10.9 Purchase and Sale Agreement by and between Silver Circle Management Corp. and Leo S. Ullman and Philadelphia Cedar-RL, LLC, dated as of February 6, 2002, incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 13, 2002.
 10.10 Indemnity Agreement by Cedar-RL, LLC to and for the benefit of Leo S. Ullman, dated as of May 31, 2002, incorporated by reference to Exhibit
         10.5 of Form 8-K filed on June 13, 2002.

 10.11 Promissory Note from Cedar-RL, LLC to Silver Circle Management Corp., dated as of May 31, 2002, incorporated by reference to Exhibit 10.6 of Form 8-K filed on June 13, 2002.
 10.12 Subordinate Pledge and Security Agreement by Cedar-RL, LLC and Silver Circle Management Corp., dated as of May 31, 2002, incorporated by reference to Exhibit 10.7 of Form 8-K filed on June 13, 2002.
 10.13 Compensation Agreement between Cedar Shopping Centers, Inc., Cedar Shopping Centers Partnership, L.P. SKR Management Corp., Cedar Bay Realty Advisors, Inc., Brentway Management LLC, Leo S. Ullman and ARC Properties, Inc., dated May 31, 2002, incorporated by reference to
         Exhibit 10.8 of Form 8-K filed on June 13, 2002.
 10.14 Amended and Restated Limited Partnership Agreement of API Red Lion Shopping Center Associates, L.P., a New York Limited Partnership, among Cedar-RL, LLC and Silver Circle Management Corp. and Philadelphia ARC-Cedar, LLC, dated as of May 31, 2002, incorporated by reference to
         Exhibit 11.11 of Form 8-K filed on June 13, 2002.
 10.15 Warrant by Cedar Shopping Centers Partnership, L.P. to ARC Properties, Inc., dated as of May 31, 2002, incorporated by reference to Exhibit
         10.12 of Form 8-K filed on June 13, 2002.
 10.16 Property Management Agreement by and between The Point Associates, L.P. and SKR Management Corp., dated as of December 1, 1994, incorporated by reference to Exhibit 10.17 of Form 8-K filed on June 13, 2002.
 10.17 Assignment of Property Management Agreement by and between SKR Management Corp. and Brentway Management LLC, dated as of January 1, 1996, incorporated by reference to Exhibit 10.18 of Form 8-K filed on June 13, 2002.
 10.18 Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P. dated January 7, 2002; First Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated February 22, 2002; Second Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated February 24, 2002; Third Amendment to Agreement to Purchase Real Estate between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 1, 2002; Fourth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 8, 2002; Fifth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 13, 2002; Sixth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 15, 2002; and Seventh Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 22, 2002 (collectively, the "Purchase Contract"), incorporated by reference to
         Exhibit 10.1 of Form 8-K filed on July 17, 2002.
 10.19 Agreement to Assign Agreement between Cedar Shopping Centers Partnership, L.P. as Assignor to Loyal Plaza Associates, L.P. as Assignee, made by and between Assignor and Loyal Plaza Venture, L.P., dated June 2002, incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 17, 2002.
 10.20 Limited Partnership Agreement of Loyal Plaza Associates, L.P. between CIF-Loyal Plaza Associates, L.P. and Kimco Preferred Investor IV Trust, dated June 28, 3002, incorporated by reference to Exhibit 10.3 of Form 8-K filed on July 17, 2002.
 10.21 Limited Partnership Agreement of CIF-Loyal Plaza Associates, L.P. by and among CIF-Loyal Plaza Associates, L.P. and Cedar Shopping Centers Partnership, L.P., dated as of June 28, 2002, incorporated by reference to Exhibit 10.4 of Form 8-K filed on July 17, 2002.

 10.22 Open-End Mortgage and Security Agreement in the amount of $14 million (Original Mortgage) by Loyal Plaza Venture, L.P. (Borrower) and Glimcher Loyal Plaza Tenant, L.P. (Tenant) (collectively referred to as Mortgagor) to Lehman Brothers Bank, FSB (Lender), dated May 31, 2001, incorporated by reference to Exhibit 10.5 of Form 8-K file don July 17, 2002.
 10.23 Loan Assumption and Modification Agreement by and among Loyal Plaza Associates, L.P. (Assuming Borrower), Cedar Shopping Centers, Inc. (Assuming Principal), Loyal Plaza Venture, L.P. (Original Borrower), Glimcher Properties Limited Partnership (Glimcher) and Glimcher Loyal Plaza Tenant, L.P. (Tenant), in favor of LaSalle Bank National Association (Trustee) and LB-UBS Commercial Mortgage Trust 2001-C3 (Lender), dated as of July 2, 2002, incorporated by reference to
         Exhibit 10.6 of Form 8-K filed on July 17, 2002.
 10.24 Property Management Agreement [Loyal Plaza] by and between Loyal Plaza Associates, L.P. and Brentway Management LLC, dated as of June 2002, incorporated by reference to Exhibit 10.11 of Form 8-K filed on July 17, 2002.
 10.25 Post Closing Agreement regarding the Assumption by Loyal Plaza Associates, L.P. (Assuming Borrower) of that certain Loan evidenced by that certain Note dated May 31, 2001, payable by Loyal Plaza Venture, L.P. (Original Borrower) to Lehman Brothers Bank, FSB (Original Lender) as secured by that certain Open-End Mortgage and Security Agreement of even date to Glimcher Loyal Plaza Tenant, L.P. (Mortgage) currently held and owned by LaSalle Bank National Association (Trustee) of LB-UBS Commercial Trust (Lender), dated July 2, 2002, incorporated by reference to Exhibit 10.13 of Form 8-K filed on July 17, 2002.
 10.26 Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Shopping Centers Partnership, L.P., dated September 12, 2002, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 9, 2002.
 10.27 First Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Shopping Centers Partnership, L.P., dated September 122, 2002, incorporated by reference to Exhibit
         10.2 of Form 8-K filed on December 9, 2002.
 10.28 Second Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Shopping Centers Partnership, L.P., dated September 12, 2002, incorporated by reference to Exhibit
         10.3 of Form 8-K filed on December 9, 2002.
 10.29 Third Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Shopping Centers Partnership, L.P., dated as of November 15, 2002, incorporated by reference to
         Exhibit 10.4 of Form 8-K filed on December 9, 2002.
 10.30 Assignment and Assumption of Contract of Sale between Cedar Shopping Centers Partnership, L.P. and Cedar-Camp Hill, LLC, dated November 2002, incorporated by reference to Exhibit 10.5 of Form 8-K filed on December 9, 2002.
 10.31 Limited Liability Company Agreement of Cedar-Camp Hill, LLC by Cedar Shopping Centers Partnership, L.P., effective as of November 1, 2002, incorporated by reference to Exhibit 10.6 of Form 8-K filed on December 9, 2002.
 10.32 Property Management Agreement by and between Cedar-Camp Hill, LLC and Brentway Management LLC dated as of ____, 2002, incorporated by reference to Exhibit 10.7 of Form 8-K filed on December 9, 2002.

 10.33 Loan Agreement by and between SWH Funding Corp and Cedar Shopping Centers Partnership, L.P., dated as of November 2002, incorporated by reference to Exhibit 10.9 of Form 8-K filed on December 9, 2002.
 10.34 Loan Agreement by and between Cedar-Camp Hill, LLC and Citizens Bank of Pennsylvania, executed on November 14, 2002, incorporated by reference to Exhibit 10.10 of Form 8-K filed on December 9, 2002.
 10.35 Open-End Mortgage and Security Agreement between Cedar-Camp Hill, LLC, Cedar Bay Realty Advisors, Inc. and Citizens Bank of Pennsylvania, executed on November 14, 2002, incorporated by reference to Exhibit
         10.11 of Form 8-K filed on December 9, 2002.
 10.36 Pledge and Security Agreement by Cedar Shopping Centers Partnership, L.P. and SWH Funding Corp. regarding that certain Loan Agreement; dated as of November 22, 2002; incorporated by reference to Exhibit 10.22 of Form 8-K filed on December 9, 2002.
 10.37 Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of October 1, 2003, incorporated by reference to
         Exhibit 10.39 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 10.38 Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of October 1, 2003, incorporated by reference to
         Exhibit 10.40 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 10.39 Employment Agreement between Cedar Shopping Centers, Inc. and Thomas J. O'Keeffe, dated as of October 1, 2003, incorporated by reference to
         Exhibit 10.41 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 10.40 Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of October 1, 2003, incorporated by reference to
         Exhibit 10.42 of the Registration Statement on Form S-11 field on August 20, 2003, as amended.
 10.41 Employment Agreement between Cedar Shopping Centers, Inc. and Stuart H. Widowski, dated as of October 1, 2003, incorporated by reference to
         Exhibit 10.43 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 10.42 Recapitalization Agreement dated October 2, 2003 by and among Delaware 1851 Associates, L.P., Indenture of Trust of Bart Blatstein dated as of June 9, 1998, Irrevocable Indenture of Trust of Barton Blatstein dated July 13, 1999, Welsh-Square, Inc. and CSC-Columbus, LLC, incorporated by reference to Exhibit 10.45 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
 10.43 Agreement to enter into Net Lease dated April 23, 2003, between SPSP Corporation, Passyunk Supermarket, Inc., Twenty Fourth Street Passyunk Partners, L.P. and Cedar-South Philadelphia I, LLC, incorporated by reference to Exhibit 10.46 of the Registration Statement on Form S-11 filed on August 10, 2003, as amended.
 21.1    List of Subsidiaries of the Registrant
 31.1    Section 302 Chief Executive Officer Certification
 31.2    Section 302 Chief Financial Officer Certification
 32.1    Section 906 Chief Executive Officer Certification
 32.2    Section 906 Chief Financial Officer Certification


70