Form 10-Q
period 2004-03-31
CEDAR SHOPPING CENTERS INC
filed 2004-05-14
CIK 761648

Back to Index

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: March 31, 2004
Commission File No. 0-14510

CEDAR SHOPPING CENTERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	42-124146

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 South Bayles Avenue, Port Washington, New York 11050

(Address of principal executive offices) (Zip Code)

(516) 767-6492

(Registrant’s telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                           No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes                             No

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2004

Common Stock, $0.06 par value	16,456,011

Back to Index

CEDAR SHOPPING CENTERS, INC.

Back to Index

Forward-Looking Statements

     Statements made or incorporated by reference in this Form 10-Q include certain “forward-looking statements”. Forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “expects,” “intends,” “future,” and words of similar import which express the Company’s belief, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such a difference include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the eastern United States in particular; the financial viability of our tenants; the continuing availability of shopping center acquisitions, development and redevelopment opportunities on favorable terms; the availability of equity and debt capital in the public markets; the fact that returns from development, redevelopment and acquisition activity may not be at expected levels; the Company’s potential inability to realize the level of proceeds from property sales as initially expected; inherent risks in ongoing redevelopment and development projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of redevelopment and development efforts, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due.

Back to Index

Cedar Shopping Centers, Inc. Consolidated Balance Sheets

	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)

Assets
Real estate
Land	$67,875,000	$61,764,000
Buildings and improvements	298,877,000	268,991,000

	366,752,000	330,755,000
Less accumulated depreciation	(8,199,000)	(6,174,000)

Real estate, net	358,553,000	324,581,000

Cash and cash equivalents	3,871,000	6,154,000
Cash at joint ventures and restricted cash	6,420,000	6,208,000
Rents and other receivables, net	3,333,000	3,269,000
Other assets	7,838,000	2,999,000
Deferred charges, net	8,676,000	6,526,000

Total Assets	$388,691,000	$349,737,000

Liabilities and Shareholders’ Equity
Mortgage loans payable	$149,456,000	$144,983,000
Line of credit	53,650,000	17,000,000
Accounts payable, accrued expenses, and other	4,565,000	5,616,000
Deferred liabilities	15,423,000	14,520,000

Total Liabilities	223,094,000	182,119,000

Minority interests	12,114,000	12,435,000
Limited partners’ interest in consolidated Operating Partnership	3,991,000	4,035,000

Shareholders’ Equity
Common stock ($.06 par value, 50,000,000 shares authorized, 16,456,000 shares issued and outstanding)	987,000	987,000
Treasury stock (319,000 shares, at cost)	(3,669,000)	(3,669,000)
Accumulated other comprehensive (loss) gain	(319,000)	47,000
Additional paid-in capital	152,493,000	153,783,000

Total Shareholders’ Equity	149,492,000	151,148,000

Total Liabilities and Shareholders’ Equity	$388,691,000	$349,737,000

See accompanying notes to consolidated financial statements.

Back to Index

Cedar Shopping Centers, Inc. Consolidated Statements of Operations (unaudited)

	Three months ended March 31,

	2004	2003

Revenues
Rents	$8,809,000	$4,136,000
Expense recoveries	2,360,000	1,145,000
Interest and other	106,000	3,000

Total Revenues	11,275,000	5,284,000

Expenses
Operating, maintenance and management	2,740,000	1,730,000
Real estate and other property-related taxes	1,100,000	620,000
General and administrative	642,000	523,000
Depreciation and amortization	2,722,000	841,000
Interest	2,524,000	2,038,000

Total Expenses	9,728,000	5,752,000

Income (loss) before the following:	1,547,000	(468,000)
Minority interests	(168,000)	(134,000)
Limited partners’ interest	(36,000)	403,000

Net income (loss)	$1,343,000	$(199,000)

Net income (loss) per share	$0.08	$(0.73)

Dividends to shareholders	$2,633,000	$—

Dividends to shareholders per share	$0.16	$—

Average number of shares outstanding	16,456,000	274,000

See accompanying notes to consolidated financial statements.

Back to Index

Cedar Shopping Centers, Inc.
Consolidated Statement of Shareholders’ Equity
(unaudited)

	Common Stock		Treasury Stock, At Cost	Accumulated Other Comprehensive (Loss) gain	Additional Paid-In Capital	Total Shareholders’ Equity

	Shares	$0.06 Par Value

Balance at December 31, 2003	16,456,000	$987,000	($3,669,000)	$47,000	$153,783,000	$151,148,000
Unrealized loss on change in fair value of cash flow hedges				(366,000)		(366,000)
Net income					1,343,000	1,343,000
Dividends to shareholders					(2,633,000)	(2,633,000)

Balance at March 31, 2004	16,456,000	$987,000	($3,669,000)	($319,000)	$152,493,000	$149,492,000

See accompanying notes to consolidated financial statements.

Back to Index

Cedar Shopping Centers, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,

	2004	2003

Cash Flow From Operating Activities
Net income (loss)	$ 1,343,000	($199,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash provisions:
Minority interests	11,000	43,000
Straight-line rents	(262,000)	(119,000)
Limited partners’ interests	36,000	(403,000)
Depreciation and amortization	2,722,000	841,000
Amortization of intangible lease liabilities	(425,000)	(169,000)
Other	(34,000)	—
Changes in operating assets and liabilities:
Decrease in joint venture cash	165,000	101,000
Decrease (increase) in rents and other receivables	198,000	(350,000)
(Increase) in other assets	(868,000)	(659,000)
(Decrease) increase in accounts payable and accrued expenses	(1,051,000)	477,000

Net cash provided by (used in) operating activities	1,835,000	(437,000)

Cash Flow From Investing Activities
Expenditures for real estate and improvements	(30,177,000)	(20,661,000)
(Increase) decrease in construction/improvement escrows	(377,000)	510,000

Net cash (used in) investing activities	(30,554,000)	(20,151,000)

Cash Flow From Financing Activities
Proceeds from mortgage financings	723,000	15,769,000
Mortgage repayments	(6,243,000)	(258,000)
Line of credit and other interim financings	36,650,000	(727,000)
Contributions from minority interest partners	—	3,740,000
Distributions to minority interest partners	(332,000)	(205,000)
Distributions to common shareholders	(2,633,000)	—
Distributions to limited partners	(70,000)	—
Deferred financing costs and other, net	(1,659,000)	100,000

Net cash provided by financing activities	26,436,000	18,419,000

Net decrease in cash and cash equivalents	(2,283,000)	(2,169,000)
Cash and cash equivalents at beginning of the period	6,154,000	3,827,000

Cash and cash equivalents at end of period	$ 3,871,000	$ 1,658,000

Supplemental Disclosure of Cash Activities
Interest paid	$ 2,489,000	$ 1,967,000

Supplemental Disclosure of Non-Cash Financing Activities
Assumption of mortgage loan payable	$ 9,993,000	$ —

See accompanying notes to consolidated financial statements.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2004
(unaudited)

Note 1.   Organization

     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company is a self-advised and self- managed real estate company that focuses on the ownership, operation and redevelopment of community and neighborhood shopping centers located primarily in Pennsylvania, with additional properties in Connecticut, Maryland and New Jersey. The Company’s shares are listed on the New York Stock Exchange. As of March 31, 2004, the Company owned 24 properties, aggregating approximately 3.9 million square feet of gross leasable area (“GLA”).

     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of March 31, 2004 and December 31, 2003, the Company owned approximately a 97.4% economic interest in, and is the sole general partner of, the Operating Partnership. The limited partners’ interests in the Operating Partnership are evidenced by Operating Partnership Units (“OP Units”), which are economically equivalent to, and convertible into, shares of the Company’s common stock on a one-to-one basis.

     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.

Note 2.   Basis of Presentation and Consolidation Policy

     The Company’s management has prepared the accompanying interim unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of March 31, 2004 and for the three month periods ended March 31, 2004 and 2003 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The 2003 financial statements have been reclassified to conform to the 2004 presentation. In addition, all share and per share data have been retroactively adjusted to give effect to a stock dividend and a reverse stock split effectuated in 2003. The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2003.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2004
(unaudited)

     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and joint venture partnerships in which it participates. With respect to its joint ventures, the Company has general partnership interests ranging from 20% to 50% and, since the Company is the sole general partner and exercises substantial operating control over these entities, such partnerships are included in the consolidated financial statements. In January 2003, the FASB issued Financial Interpretation Number (“FIN”) 46, “Consolidation of Variable Interest Entities” which explains how to identify variable interest entities (“VIEs”) and how to assess whether to consolidate such entities. The initial determination of whether an entity qualifies as a VIE shall be made as of the date at which a primary beneficiary becomes involved with the entity and reconsidered as of the date of a triggering event, as defined. The provisions of this interpretation were immediately effective for VIEs formed after January 31, 2003. In December 2003 the FASB issued FIN 46R, deferring the effective date until the period ending March 31, 2004 for interests held by public companies in VIEs created before February 1, 2003, which were non-special purpose entities. The Company adopted FIN 46R during the period ended March 31, 2004. The Company has evaluated the effects of FIN 46 on the accounting for its joint venture partnerships and has concluded that all such joint ventures should continue to be included in the consolidated financial statements.

     The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”. In connection therewith, the fair value of the real estate acquired is allocated to land, building and building improvements. The fair value of in-place leases, consisting of above-market and below-market rents, tenant relationships, and other intangibles is allocated to intangible assets and liabilities. With respect to the Company’s 2004 acquisitions, the fair of in-place leases, tenant relationships, and other intangibles have been allocated, on a preliminary basis, to the applicable intangible asset and liability accounts.

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

Note 3.   Stock-Based Compensation and Shareholders’ Equity

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. FAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amends the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2004
(unaudited)

     SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has elected to continue using APB Opinion No. 25 and to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

     In 1998, the Company’s shareholders approved an incentive stock option plan authorizing the issuance of option grants for up to 166,666 shares. In 2003, the Company’s shareholders approved an amendment to the plan authorizing the Company to issue option grants for a total of 2,000,000 shares. In 2001, the Company granted to each of its five directors options to purchase 3,333 shares at $10.50 per share, the market value of the Company’s common stock on the date of the grant.

     The following table sets forth, on a pro forma basis, the net income (loss) and net income (loss) per share as if the fair value based method of accounting defined in SFAS 123 had been applied:

Pro Forma Basic Net Income (Loss) Per Share

	Three months ended March 31,

	2004	2003

Net income (loss) as reported	$1,343,000	$(199,000)
Adjustment to amortize the value of options granted	(4,000)	(4,000)

Pro forma net income (loss)	$1,339,000	$(203,000)

Weighted average number of shares outstanding	16,456,000	274,000
Pro forma basic net income (loss) per share	$0.08	$(0.74)

     During 2003, an aggregate of 319,000 shares of common stock, with a value of $3.7 million, were transferred to a Rabbi Trust for the benefit of certain of the Company’s executive officers. Such shares have been classified as treasury stock in the Company’s consolidated financial statements, and are accounted for pursuant to Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2004
(unaudited)

     The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable, is charged to earnings over the period the goods or services are received.

     In connection with the Red Lion acquisition, the Operating Partnership issued to ARC Properties, Inc., a limited partner in the property, warrants to purchase 83,333 OP Units with an exercise price of $13.50 per unit, subject to anti-dilution adjustments. The warrants became fully vested in January 2004, and expire in May 2012. The first 27,778 warrants were capitalized at fair value as part of the Red Lion acquisition cost, with the balance of their fair value amortized through December 31, 2003. Approximately $43,000 of such amortization was charged to earnings during the first quarter of 2003.

     During the first quarter of 2003, 46,000 shares of common stock were issued in exchange for 552 Series A cumulative redeemable preferred OP Units, and 6,000 shares of common stock were issued at $15.83 per share to vendors for services rendered.

Note 4.   Earnings Per Share

     Basic earnings per share was determined by dividing the net income applicable to common shareholders for the period by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution that could occur if options, warrants or other securities or contracts to issue common shares were exercised and/or converted into common shares that then shared in the earnings of the Company. The exercise or conversion of such instruments would be either anti-dilutive or have an immaterial impact on earnings per share and are therefore not presented. The assumed conversion of OP Units, convertible into common shares on a one-for-one basis, would have no impact on the determination of earnings per share.

Note 5.   Recent Accounting Developments

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies the accounting guidance with respect to (1) derivative instruments (including certain derivative instruments embedded in other contracts), and (2) hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety, or that contain embedded derivatives that warrant separate accounting. SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003. The guidance is to be applied prospectively. Management does not expect the adoption of SFAS 149 to have a material impact on the Company’s consolidated financial statements.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2004
(unaudited)

Note 6.   Cash in Joint Ventures and Restricted Cash

     Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of each joint venture and that distributions to the general and limited partners be strictly controlled. These arrangements to date have not resulted in any significant liquidity shortfalls at the Company or the partnership level; however, the Company or any combination of the joint venture partnerships could experience a liquidity shortage while other members of the group have sufficient liquidity. Restricted cash is comprised principally of construction and real estate tax escrows required by certain of the Company’s mortgage lenders. Cash in joint ventures and restricted cash amounted to approximately $838,000 and $5,582,000, respectively, at March 31, 2004, and $1,003,000 and $5,205,000, respectively, at December 31, 2003.

Note 7.   Income Taxes

     The Company has elected since 1986 to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Under applicable provisions of the Code governing REITs, a REIT, among other things, may not own more than ten percent in value or voting power of a corporation other than a qualifying “taxable REIT subsidiary”. During the course of the Company’s preparation of its 2003 financial statements, it was determined that the Company indirectly owned more than 10% of one such subsidiary, with an equity value of approximately $8,000, for which it had inadvertently failed to file a timely election to be treated as a taxable REIT subsidiary. The Company has filed with the Internal Revenue Service an election to treat such entity as a taxable REIT subsidiary retroactive to June 2002 when it was formed, and has filed a request for a ruling to permit late filing of such election. The Company, based on opinion of counsel, believes that it will receive a favorable ruling and that the likelihood of an unfavorable ruling is remote.

Note 8. Acquisition Activity

     On March 5, 2004, the Company acquired The Commons in DuBois, Pennsylvania. This community shopping center contains approximately 175,000 sq. ft. of GLA, was built in 1999 and expanded in 2003. Tenants include a 53,000 sq. ft. SuperValu Shop`n Save supermarket and a 55,000 sq. ft. Elder Beerman department store. The property is also shadow anchored (i.e., non-owned) by a 117,000 sq. ft. Lowe’s home improvement center. The purchase price for the property was approximately $17.6 million, including closing costs.

     On March 17, 2004, the Company acquired the Townfair Center in Indiana, Pennsylvania. This community shopping center contains approximately 204,000 sq. ft. of GLA, was built in 1997 and expanded in 2001-2003. The property also includes five acres of unencumbered land available for further expansion. Tenants include a 95,000 sq. ft. Lowe’s home improvement center, a 50,000 sq. ft. SuperValu Shop`n Save supermarket and an 18,000 sq. ft. Michael’s craft store. The purchase price for the property was approximately $16.4 million, including closing costs and the assumption of a 6.96% first mortgage loan with a balance of approximately $10.0 million. The mortgage loan is amortized over a thirty year schedule with the balance due in March 2008.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2004
(unaudited)

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations for the quarters ended March 31, 2004 and 2003 as though the transactions described above, the 2003 property acquisitions, and the transactions associated with the 2003 public offering were completed immediately prior to January 1, 2003. This pro forma information does not purport to represent what the actual results of operations would have been for the first quarters of 2004 and 2003, nor is it predictive of results of operations for future periods:

Pro Forma Financial Information (unaudited)	Three months ended March 31,

	2004	2003

Pro forma revenues	$12,004,000	$11,289,000
Pro forma net income	$1,468,000	$1,576,000
Pro forma basic net income per common share	$0.09	$0.10
Pro forma fully diluted net income per common share	$0.09	$0.10
Common shares outstanding	16,456,000	16,456,000

Note 9.   Line of Credit

     In January 2004, the Company concluded a three-year $100 million syndicated secured revolving credit facility with Fleet National Bank (“Fleet”) and several other banks, and Fleet as agent, pursuant to which the Company pledged certain of its shopping center properties. Borrowings under the facility bear interest at a rate of LIBOR plus 225 to 275 basis points (“bps”) depending on the Company’s overall leverage ratio, as defined. The facility is subject to customary financial covenants including limits on leverage and other financial statement ratios. As of March 31, 2004, based on covenants and collateral in place, the Company is permitted to draw up to approximately $71.5 million, of which $17.8 million remained available. The Company is presently in the process of adding properties to the collateral pool in order to make the full facility available. The Company expects to use the line of credit to finance acquisitions of shopping centers, capital improvements, redevelopment and new development projects, working capital and other corporate purposes.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2004
(unaudited)

Note 10.   Intangible Lease Asset/Liability

     At March 31, 2004 and December 31, 2003, respectively, amounts totaling $13,846,000 and $13,642,000 were recorded as intangible lease liabilities relating to above-market and below-market lease arrangements, with a weighted average amortization period of approximately 10 years. Revenues include $425,000 and $169,000 during the first quarter of 2004 and 2003, respectively, relating to amortization of intangible lease liabilities.

Note 11.   Derivative Financial Instruments

     During the first quarter of 2004, the Company recognized unrealized losses of $656,000, representing the change in fair value of its derivative financial instruments. A $366,000 loss was recorded in accumulated other comprehensive (loss) gain, a $10,000 loss was charged to limited partners’ interest, and the $280,000 ineffective portion of net loss was charged to earnings. During the first quarter of 2003, an unrealized loss resulting from a change in the fair value of the derivatives totaled $392,000, of which $138,000 was reflected in accumulated other comprehensive (loss) gain and $254,000 was charged to limited partners’ interest.

Note 12.   Subsequent Events

     On April 1, 2004, the Company acquired Carbondale Shopping Center in Carbondale, Pennsylvania. This property contains 130,000 sq. ft. of GLA, was built in 1972, and portions of the property were renovated in 1999. Tenants include a 53,000 sq. ft. Weis supermarket and a 10,000 sq. ft. CVS drug store. The center also contains a vacant 50,000 sq. ft. former Ames department store, which the Company intends to rebuild and re-lease. The purchase price for the property was approximately $4.4 million, including the issuance of approximately 15,000 OP Units valued at $210,000, and other closing costs. Funding for this acquisition was provided by the Company’s line of credit.

     On April 22, 2004, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. Such filing, which became effective on May 4, 2004, registered $200 million of equity securities for future sale, from time to time, by the Company.

     On May 4, 2004 the Company’s Board of Directors approved a dividend of $0.225 per share payable on May 20, 2004 to shareholders of record on May 14, 2004.

Back to Index

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the historical financial statements of the Company and the related notes thereto.

Executive Summary

     The Company is a fully-integrated, self-administered and self-managed real estate company. As of March 31, 2004, the Company had a portfolio of 24 properties totaling approximately 3.9 million square feet of GLA, including 18 wholly-owned properties comprising approximately 3.2 million square feet of GLA and six properties owned through joint ventures comprising approximately 700,000 square feet of GLA. The portfolio was approximately 88% leased as of that date.

     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership. As of March 31, 2004, the Company owned approximately 97.4% of the Operating Partnership, of which it is the sole general partner, and through which it conducts all of its business. OP units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-for-one basis.

     The Company derives substantially all of its revenues from rents and expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional and national supermarket chains. The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provides for relatively stable revenue flows even during difficult economic times.

     The Company continues to seek acquisition opportunities where it can utilize its experience in shopping center renovation, expansion, re-development, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in markets beyond the Pennsylvania, New Jersey, Connecticut and Maryland areas in the event such opportunities were consistent with its focus, could be effectively controlled and managed by it, and provided that the investment has the potential for favorable investment returns and can contribute to increased shareholder value.

Summary of Critical Accounting Policies

     The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and asset impairment, and derivatives used to hedge interest-rate risks. Management’s estimates are based on information that is currently available and on various other assumptions management believes to be reasonable under the circumstances. Actual results may differ from those estimates and those estimates may be different under varying assumptions or conditions.

Back to Index

     In response to guidance from the Securities and Exchange Commission, the Company has identified the following critical accounting policies, the application of which requires significant judgments and estimates.

Revenue Recognition

     Rental income pursuant to leases with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over cash received under applicable lease provisions is included in rents and other receivables on the consolidated balance sheets. Leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses, insurance and real estate taxes incurred. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay as additional rent a percentage of their sales in excess of specified amounts. The Company defers recognition of such contingent rental income until the specified sales levels are met.

     The Company must make estimates as to the collectibility of its accounts receivable related to minimum rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable and historical bad debts, tenant creditworthiness, recent sales trends, competition, changes in the tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income.

Real Estate Investments

     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation and amortization is calculated using the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for maintenance, repairs and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Additions and betterments that substantially extend the useful lives of the properties are capitalized.

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

     The Company applies SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”. In connection therewith, the fair value of the real estate acquired is allocated to land, building and building improvements. The fair value of in-place leases, consisting of above-market and below-market rents, tenant relationships, and other intangibles is allocated to intangible assets and liabilities.

Back to Index

     The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and building improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related costs.

     The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of fair market lease rates, measured over the non-cancelable terms. This aggregate value is allocated between above-market and below-market lease rates, tenant relationships, and other intangibles based on management’s evaluation of the specific characteristics of each lease.

     The value of tenant relationships and other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be immediately recognized in earnings.

     The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value. Real estate investments held for sale are carried at the lower of carrying amount or estimated fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

Back to Index

Hedging Activities

     From time to time, the Company uses derivative financial instruments to manage its exposure to changes in interest rates. Derivative instruments are carried on the consolidated balance sheet at their estimated fair values. Any change in the value of a derivative is reported as accumulated other comprehensive gain or loss, whereas the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. If interest rate assumptions and other factors used to estimate a derivative’s fair value, or methodologies used to determine a derivative’s effectiveness were different, amounts included in the determination of net income or accumulated other comprehensive gain or loss could be affected.

Results of Operations

Comparison of the quarter ended March 31, 2004 to the quarter ended March 31, 2003

						Properties held in both years
	Three months ended March 31,			Percentage change
	2004	2003	Increase		Acquisitions

Rents and expense recoveries	$11,169,000	$5,281,000	$5,888,000	111%	$5,577,000	$311,000
Property expenses	3,840,000	2,350,000	1,490,000	63%	1,869,000	(379,000)
Depreciation and amortization	2,722,000	841,000	1,881,000	224%	1,810,000	71,000
Interest expense	2,524,000	2,038,000	486,000	24%	461,000	25,000
General and administrative	642,000	523,000	119,000	23%	n/a	n/a

     Acquisitions. Differences in results of operations between the first quarter of 2004 and the first quarter of 2003 were driven largely by acquisition activity. During the period January 1, 2003 through March 31, 2004, the Company acquired 16 shopping centers aggregating approximately 2.1 million square feet of GLA for a total cost of approximately $227 million, including closing costs and the assumption of approximately $20 million in mortgage debt. Net income before minority interests and limited partners’ interest increased from a loss of $468,000 in the first quarter of 2003 to income of $1.5 million in the first quarter of 2004.

     Properties held in both years. The Company held eight properties throughout the first quarters of both 2004 and 2003. Revenues increased as a result of increased occupancy levels at several of the properties and the completion of the LA Fitness facility at Fort Washington, Pennsylvania, offset in part by a lower occupancy rate at Camp Hill Mall as the redevelopment program progresses. The decrease in operating expenses is primarily the result of capitalized development period costs of $60,000, lower operating costs of $262,000 attributable to lower occupancy levels at the Camp Hill Mall, and a reduction of approximately $147,000 in bad debt expense incurred during the first quarter of 2003, offset by a net increase in other property expenses of $90,000. Depreciation and amortization expense and interest expense increased primarily as a result of placing the LA Fitness facility in service during the first quarter of 2004. The increase in interest expense was offset by approximately $173,000 of capitalized interest at the Camp Hill Mall.

Back to Index

     General and administrative expenses. The increase in general and administrative expenses is primarily the result of the Company’s growth throughout both years.

Liquidity and Capital Resources

General

     During the fourth quarter of 2003, the Company completed a public offering (the “Offering”) of 15.5 million shares of its common stock at a price of $11.50 per share pursuant to a registration statement filed with the Securities and Exchange Commission, and realized approximately $162.9 million after underwriting fees and Offering costs.

     The Company funds operating expenses and other short-term liquidity requirements, including debt service payments, tenant improvements, leasing commissions, and dividend distributions, primarily from operating cash flows, although, if needed, the Company may also use its line of credit for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, capital improvements, and maturing debt, initially with its line of credit and ultimately through a combination of issuing additional mortgage debt and/or equity securities. The Company may also acquire properties through the issuance of OP Units.

     At March 31, 2004, the Company’s financial liquidity was provided by $3.9 million in cash and cash equivalents and by its line of credit. Mortgage debt outstanding at March 31, 2004 consisted of fixed-rate notes totaling $125.7 million and floating rate debt totaling $77.4 million, with a combined weighted average interest rate of 6.7%, maturing at various dates through 2013.

     Under the terms of its three-year syndicated secured revolving credit facility, the Company has available, subject to certain covenants and collateral requirements, $100 million on a revolving basis. As of March 31, 2004, based on covenants and collateral in place, the Company is permitted to draw up to approximately $71.5 million of which $53.7 million is outstanding at that date. Borrowings under the facility will incur interest at a rate of LIBOR plus 225 bps, subject to increases to a maximum of 275 bps depending upon the Company’s overall leverage ratio, as defined. The credit facility may be used to fund acquisitions, re-development activities, capital expenditures, mortgage repayments, dividend distributions, and other general corporate purposes.

     In March 2004, the Company acquired two properties aggregating approximately 379,000 square feet of GLA. The properties cost approximately $34.0 million, including closing costs. Funding was provided by the Company’s line of credit and by the assumption of a first mortgage loan of approximately $10.0 million.

     Portions of the Company’s assets are owned through joint venture partnership arrangements which require, among other things, that the Company maintain separate cash accounts for the operations of the joint venture partnerships. The terms of certain of the Company’s mortgage agreements require it to deposit replacement and other reserves with its lenders. These joint venture and reserve accounts are separately classified on the Company’s balance sheet and are available for the specific purposes for which they were established; they are not available to fund other Company obligations.

Back to Index

Contractual obligations and commercial commitments

     The following table sets forth the Company’s significant debt repayment and operating lease obligations at March 31, 2004 (in thousands):

	Periods ending December 31,

	2004	2005	2006	2007	2008	Thereafter	Total

Mortgage loans payable	$15,308	$13,685	$2,424	$12,599	$30,244	$75,196	$149,456
Line of credit	—	—	—	53,650	—	—	53,650
Operating lease obligations	225	306	307	281	129	8,049	9,297

Total	$15,533	$13,991	$2,731	$66,530	$30,373	$83,245	$212,403

     Mortgage loans payable maturing during the period ending December 31, 2004 include a $14 million mortgage which is extendable at the Company’s option for an additional one-year period. Repayment of amounts drawn under the Company’s line of credit may also be extended for an additional one-year period.

Net Cash Flows

Operating Activities

     Net cash flows provided by (used in) operating activities amounted to $1.8 million during the first quarter of 2004 compared to $(437,000) during the first quarter of 2003. The 2004 change in operating cash flows is primarily due to transactions associated with the Offering, described elsewhere in this report, and by the Company’s property acquisition program.

Investing Activities

     Net cash flows used in investing activities increased to $30.6 million in the first quarter of 2004 from $20.2 million during the first quarter of 2003. Cash flows used in investing activities are the result of an active acquisition program during both periods. The Company acquired two shopping centers during the first quarter of 2004 and three shopping centers during the first quarter of 2003.

Financing Activities

     Net cash flows provided by financing activities increased to $26.4 million during the first quarter of 2004 as compared to $18.4 million during the first quarter of 2003. During the first quarter of 2004 the net increase included the proceeds from borrowings under the Company’s line of credit of $36.7 million used to finance expenditures for real estate and improvements, offset by a $5.8 million repayment of the Swede Square Shopping Center mortgage, $2.7 million in distributions to shareholders and OP Unit holders, and $1.7 of financing costs principally related to the Company’s line of credit. Cash flows provided by financing activities during the first quarter of 2003 were principally the result of $16.0 million in mortgage financings and $3.7 million of contributions from minority interest partners.

Back to Index

Funds From Operations

     The Company considers Funds From Operations (“FFO”) to be a relevant and meaningful supplemental measure of the performance of the Company because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on GAAP, which gives effect to non-cash items such as depreciation. The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), as income before allocation to minority interests (computed in accordance with GAAP), excluding gains or losses from debt restructurings and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with its financing activities or depreciation of non-real estate assets, but does add back to net income those items that are defined as “extraordinary” under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. FFO is not necessarily indicative of cash available to fund ongoing cash needs. The following table sets forth the Company’s calculations of FFO:

	Three months ended March 31,

	2004	2003

Net income (loss)	$1,343,000	$(199,000)
Add (deduct):
Depreciation and amortization	2,192,000	725,000
Limited partners’ interest	36,000	(403,000)
Minority interests	168,000	134,000
Amounts distributable to minority partners	(370,000)	(391,000)

Funds from (used in) operations	$3,369,000	$(134,000)

Weighted average shares/units outstanding (1)	16,895,000	842,000
FFO per share/unit outstanding	$0.20	$(0.16)

(1) Assumes conversion of OP Units

Inflation

     Low to moderate levels of inflation during the past several years have favorably impacted the Company’s operations by stabilizing operating expenses. At the same time, low inflation had an indirect effect of reducing the Company’s ability to increase tenant rents. The Company’s properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. These factors, in the long run, are expected to result in more attractive returns from the Company’s real estate portfolio as compared to short-term investment vehicles.

Back to Index

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

     The primary market risk facing the Company is the interest rate risk on its mortgage loans payable and line of credit. The Company’s interest rate risk is monitored using a variety of techniques, and it hedges, in part, its interest rate risk by using financial derivative instruments. The Company is not subject to foreign currency risk.

     As of March 31, 2004, long-term debt consisted of fixed-rate secured mortgage indebtedness, variable-rate secured mortgage indebtedness, and the variable-rate line of credit facility. The average interest rate on the $125.7 million of fixed rate indebtedness outstanding was 7.2%, with maturities at various dates through 2013. The weighted average interest rate on the Company’s $77.4 million of variable-rate debt was 3.5%, with maturities at various dates through 2007.

     The Company is exposed to interest rate changes primarily through (i) the line of credit used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio, and (ii) floating rate acquisition financing. The Company’s objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on its variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     At March 31, 2004, the Company’s pro rata share of variable rate debt not covered by effective interest rate hedges amounted to approximately $75.0 million. Based upon this amount, if interest rates either increase or decrease by 1%, the Company’s net earnings for the quarter would increase or decrease respectively by approximately $187,000. We believe that the change in the fair value of our financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to our total assets and total liabilities.

Item 4.   Controls and Procedures

     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of all of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company with the SEC and assists the Company’s Chief Executive and Chief Financial Officers in connection with their certifications contained in the Company’s SEC reports. The Committee meets regularly and reports to the Audit Committee on at least a quarterly basis. The Company’s Chief Executive and Chief Financial Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2004 and have determined that such disclosure controls and procedures are effective as of the end of the period covered by this report.

Back to Index

     During the quarter ended March 31, 2004, there have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Back to Index

Part II	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Form 8-K reporting under Item 2 on the acquisition of the The Commons in DuBois, Pennsylvania and The Townfair Center in Indiana, Pennsylvania, filed March 22, 2004.

Exhibit 31	Section 302 Certifications
Exhibit 32	Section 906 Certifications

Back to Index

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR SHOPPING CENTERS, INC.

/s/ LEO S. ULLMAN	/s/ THOMAS J. O’KEEFFE
Leo S. Ullman	Thomas J. O’Keeffe
Chairman of the Board,	Chief Financial Officer
Chief Executive Officer and President	(Principal executive officer)
(Principal financial officer)

/s/ ANN MANERI	/s/ JEFFREY L. GOLDBERG
Ann Maneri	Jeffrey L. Goldberg
Property Controller	Acting Corporate Controller
(Principal accounting officer)

May 13, 2004