Form 10-Q
period 2004-06-30
CEDAR SHOPPING CENTERS INC
filed 2004-08-10
CIK 761648

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: June 30, 2004
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

Yes              No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2004

Common Stock, $0.06 par value	16,456,011

Back to Contents

CEDAR SHOPPING CENTERS, INC.

Back to Contents

Forward-Looking Statements

     Statements made or incorporated by reference in this Form 10-Q include certain “forward-looking statements”. Forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “expects,” “intends,” “future,” and words of similar import which express the Company’s belief, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such a difference include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the eastern United States in particular; the financial viability of our tenants; the continuing availability of shopping center acquisitions, development and redevelopment opportunities on favorable terms; the availability of equity and debt capital in the public markets; the fact that returns from development, redevelopment and acquisition activities may not be at expected levels; the Company’s potential inability to realize the level of proceeds from property sales as initially expected; inherent risks in ongoing redevelopment and development projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of redevelopment and development efforts, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due.

Back to Contents

Cedar Shopping Centers, Inc
Consolidated Balance Sheets

	June 30, 2004 (unaudited)	December 31, 2003

Assets
Real estate
Land	$74,707,000	$61,774,000
Buildings and improvements	324,947,000	269,031,000

	399,654,000	330,805,000
Less accumulated depreciation	(10,613,000)	(6,274,000)

Real estate, net	389,041,000	324,531,000

Cash and cash equivalents	3,561,000	6,154,000
Cash at joint ventures and restricted cash	6,591,000	6,208,000
Rents and other receivables, net	3,453,000	3,269,000
Other assets	2,847,000	3,000,000
Deferred charges, net	9,053,000	6,485,000

Total Assets	$414,546,000	$349,647,000

Liabilities and Shareholders' Equity
Mortgage loans payable	$149,049,000	$144,983,000
Secured revolving credit facility	75,000,000	17,000,000
Accounts payable, accrued expenses, and other	5,578,000	5,616,000
Deferred liabilities	20,112,000	14,430,000

Total Liabilities	249,739,000	182,029,000

Minority interests	12,139,000	12,435,000
Limited partners' interest in consolidated Operating Partnership	4,174,000	4,035,000

Shareholders' Equity
Common stock ($.06 par value, 50,000,000 shares authorized, 16,456,000 shares issued and outstanding)	987,000	987,000
Treasury stock (319,000 shares, at cost)	(3,669,000)	(3,669,000)
Accumulated other comprehensive gain	482,000	47,000
Additional paid-in capital	150,694,000	153,783,000

Total Shareholders' Equity	148,494,000	151,148,000

Total Liabilities and Shareholders' Equity	$414,546,000	$349,647,000

See accompanying notes to consolidated financial statements.

Back to Contents

Cedar Shopping Centers, Inc
Consolidated Statements of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Revenues
Rents	$9,939,000	$4,608,000	$18,748,000	$8,744,000
Expense recoveries	2,575,000	1,397,000	4,935,000	2,459,000
Interest and other	153,000	133,000	259,000	219,000

Total Revenues	12,667,000	6,138,000	23,942,000	11,422,000

Expenses
Operating, maintenance and management	2,657,000	1,476,000	5,397,000	3,206,000
Real estate and other property-related taxes	1,244,000	612,000	2,344,000	1,232,000
General and administrative	985,000	649,000	1,627,000	1,172,000
Depreciation and amortization	2,834,000	926,000	5,556,000	1,767,000
Interest	2,575,000	2,252,000	5,099,000	4,290,000

Total Expenses	10,295,000	5,915,000	20,023,000	11,667,000

Income (loss) before the following:	2,372,000	223,000	3,919,000	(245,000)
Minority interests	(416,000)	(288,000)	(584,000)	(422,000)
Limited partners’ interest	(53,000)	46,000	(89,000)	449,000
Distribution to preferred shareholders (net of limited partners’ interest of $48,000)	—	(21,000)	—	(21,000)

Net income (loss)	$1,903,000	$(40,000)	$3,246,000	$(239,000)

Net income (loss) per share	$0.12	$(0.14)	$0.20	$(0.87)

Dividends to shareholders	$3,703,000	$—	$6,335,000	$—

Dividends to shareholders per share	$0.225	$—	$0.385	$—

Average number of shares outstanding	16,456,000	276,000	16,456,000	275,000

See accompanying notes to consolidated financial statements.

Back to Contents

Cedar Shopping Centers, Inc.
Consolidated Statement of Shareholders’ Equity
Six Months Ended June 30, 2004
(unaudited)

	Common Stock		Treasury Stock, At Cost	Accumulated Other Comprehensive Gain	Additional Paid-In Capital	Total Shareholders' Equity

	Shares	$0.06 Par Value

Balance at December 31, 2003	16,456,000	$987,000	$(3,669,000)	$47,000	$153,783,000	$151,148,000

Unrealized gain on change in fair value of cash flow hedges	—	—	—	435,000	—	435,000

Net income	—	—	—	—	3,246,000	3,246,000

Dividends to shareholders	—	—	—	—	(6,335,000)	(6,335,000)

Balance at June 30, 2004	16,456,000	$987,000	$(3,669,000)	$482,000	$150,694,000	$148,494,000

See accompanying notes to consolidated financial statements.

Back to Contents

Cedar Shopping Centers, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,

	2004	2003

Cash Flow From Operating Activities
Net income (loss)	$3,246,000	$(239,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Non-cash provisions:
Minority interests	179,000	226,000
Straight-line rents	(701,000)	(307,000)
Limited partners’ interest	89,000	(449,000)
Depreciation and amortization	5,556,000	1,767,000
Amortization of intangible lease liabilities	(976,000)	(313,000)
Other	(87,000)	—
Changes in operating assets and liabilities:
Decrease in joint venture cash	142,000	167,000
Decrease (increase) in rents and other receivables	517,000	(191,000)
(Increase) in other assets	(97,000)	(745,000)
(Decrease) increase in accounts payable and accrued expenses	(38,000)	1,154,000

Net cash provided by operating activities	7,830,000	1,070,000

Cash Flow From Investing Activities
Expenditures for real estate and improvements	(53,006,000)	(50,632,000)
(Increase) decrease in construction/improvement escrows	(525,000)	98,000

Net cash (used in) investing activities	(53,531,000)	(50,534,000)

Cash Flow from Financing Activities
Proceeds from mortgage financings	723,000	37,612,000
Mortgage repayments	(6,650,000)	(583,000)
Line of credit and other interim financings	58,000,000	2,303,000
Contributions from minority interest partners	—	8,840,000
Distributions to minority interest partners	(475,000)	(434,000)
Distributions to common shareholders	(6,335,000)	—
Distributions to limited partners	(172,000)	—
Distributions on Preferred Operating Partnership Units	—	(69,000)
Deferred financing costs and other, net	(1,983,000)	(915,000)

Net cash provided by financing activities	43,108,000	46,754,000

Net decrease in cash and cash equivalents	(2,593,000)	(2,710,000)
Cash and cash equivalents at beginning of the period	6,154,000	3,827,000

Cash and cash equivalents at end of period	$3,561,000	$1,117,000

Supplemental Disclosure of Cash Activities:
Interest paid	$5,522,000	$4,173,000

Supplemental Disclosure of Non-Cash Financing Activities:
Assumption of mortgage loan payable	$9,993,000	$—

See accompanying notes to consolidated financial statements.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(unaudited)

Note 1. Organization

     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company is a self-advised and self- managed real estate company that focuses on the ownership, operation, and redevelopment of community and neighborhood shopping centers located primarily in Pennsylvania, with additional properties in Connecticut, Maryland, and New Jersey. The Company’s shares are listed on the New York Stock Exchange. As of June 30, 2004, the Company owned 28 properties, aggregating approximately 4.3 million square feet of gross leasable area (“GLA”).

     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of June 30, 2004 and December 31, 2003, respectively, the Company owned approximately a 97.3% and a 97.4% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interests in the Operating Partnership are evidenced by Operating Partnership Units (“OP Units”), which are economically equivalent to, and convertible into, shares of the Company’s common stock on a one-to-one basis.

     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.

Note 2. Basis of Presentation and Consolidation Policy

     The Company’s management has prepared the accompanying interim unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and 2003 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The 2003 financial statements have been reclassified to conform to the 2004 presentation. In addition, all share and per share data have been retroactively adjusted to give effect to a stock dividend and a reverse stock split effectuated in 2003. The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
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

Note 3. Stock-Based Compensation and Shareholders’ Equity

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. FAS 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amended the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

     SFAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer's stock. SFAS No. 123 defines a fair value based method of accounting for an employee stock option or similar equity instrument, and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The Company has elected to continue using APB Opinion No. 25 and to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been applied.

     In 1998, the Company’s shareholders approved a stock option plan authorizing the issuance of option grants for up to 166,666 shares. In 2003, the Company’s shareholders approved an amendment to the plan authorizing the Company to issue option grants for a total of 2,000,000 shares. In 2001, the Company granted to each of its five directors options to purchase 3,333 shares at $10.50 per share, the market value of the Company’s common stock on the date of the grant. During the second quarter of 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan whereby the Compensation Committee of the Company’s Board of Directors is authorized, subject to certain limitations, to grant up to 850,000 shares of restricted stock, stock options, or other stock-based compensation. In connection with the approval of the 2004 Stock Incentive Plan, as amended, the Company’s Board of Directors has voted to terminate the 1998 stock option plan, while leaving the previously-granted stock options in place.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(unaudited)

     The following table sets forth, on a pro forma basis, the net income (loss) and net income (loss) per share as if the fair value based method of accounting defined in SFAS 123 had been applied:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss) as reported	$1,903,000	$(40,000)	$3,246,000	$(239,000)
Adjustment to amortize the value of options granted	(4,000)	(4,000)	(8,000)	(8,000)

Pro forma net income (loss)	$1,899,000	$(44,000)	$3,238,000	$(247,000)

Pro forma basic net income (loss) per share	$0.12	$(0.16)	$0.20	$(0.90)

Average number of shares outstanding	16,456,000	276,000	16,456,000	275,000

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

     In connection with the Red Lion acquisition in 2002, the Operating Partnership issued to ARC Properties, Inc., a limited partner in the property, warrants to purchase 83,333 OP Units with an exercise price of $13.50 per unit, subject to anti-dilution adjustments. The warrants became fully vested in January 2004 and expire in May 2012. The first 27,778 warrants were capitalized at fair value as part of the Red Lion acquisition cost, with the balance of their fair value amortized through December 31, 2003. Approximately $43,000 and $85,000 of such amortization were charged to earnings during the three months and six months ended June 30, 2003, respectively.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(unaudited)

     During the first quarter of 2003, 46,000 shares of common stock were issued in exchange for 552 Series A cumulative redeemable preferred OP Units, and 6,000 shares of common stock were issued at $15.83 per share to vendors for services rendered. During the second quarter of 2003, the 46,000 shares issued in the first quarter were converted back to 552 Series A cumulative redeemable preferred OP Units.

     During the fourth quarter of 2003, an aggregate of 319,000 shares of common stock, with a value of approximately $3.7 million, were transferred to a Rabbi Trust for the benefit of certain of the Company’s executive officers. Such shares have been classified as treasury stock in the Company's consolidated financial statements, and are accounted for pursuant to Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”.

Note 4. Earnings Per Share

     Basic earnings per share was determined by dividing the net income applicable to common shareholders for each period by the average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if options, warrants or other securities or contracts to issue common shares were exercised and/or converted into common shares that then shared in the earnings of the Company. The exercise or conversion of such instruments would be either anti-dilutive or have an immaterial impact on earnings per share and are therefore not presented. The assumed conversion of OP Units, convertible into common shares on a one-for-one basis, would have no impact on the determination of earnings per share.

Note 5. Cash in Joint Ventures and Restricted Cash

     Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of each joint venture and that distributions to the general and limited partners be strictly controlled. These arrangements to date have not resulted in any significant liquidity shortfalls at the Company or the partnership level; however, the Company or any combination of the joint venture partnerships could experience a liquidity shortage while other members of the group have sufficient liquidity. Restricted cash is comprised principally of construction and real estate tax escrows required by certain of the Company’s mortgage lenders. Cash in joint ventures and restricted cash amounted to approximately $861,000 and $5,730,000, respectively, at June 30, 2004, and $1,003,000 and $5,205,000, respectively, at December 31, 2003.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(unaudited)

Note 6. Income Taxes

      The Company has elected since 1986 to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. Under applicable provisions of the Code governing REITs, a REIT, among other things, may not own more than ten percent in value or voting power of a corporation other than a qualifying “taxable REIT subsidiary”. During the course of the Company’s preparation of its 2003 financial statements, it was determined that the Company indirectly owned more than 10% of one such subsidiary, with an equity value of approximately $8,000, for which it had inadvertently failed to file a timely election to be treated as a taxable REIT subsidiary. Pursuant to a determination letter of the Internal Revenue Service dated June 28, 2004, the Company was granted an extension of time to make the election. The election has since been made in a timely fashion.

Note 7. Acquisition Activity

     On March 5, 2004, the Company acquired The Commons in DuBois, Pennsylvania. This community shopping center contains approximately 175,000 sq. ft. of GLA, was built in 1999 and expanded in 2003. Tenants include a 53,000 sq. ft. SuperValu Shop ’n Save supermarket and a 55,000 sq. ft. Elder Beerman department store. The property also has a 117,000 sq. ft. Lowe's home improvement center as a shadow (i.e., non-owned) anchor. The purchase price for the property was approximately $17.6 million, including closing costs.

     On March 17, 2004, the Company acquired the Townfair Center in Indiana, Pennsylvania. This community shopping center contains approximately 204,000 sq. ft. of GLA, was built in 1997 and expanded in 2001-2003. The property also includes five acres of unencumbered land available for further expansion. Tenants include a 95,000 sq. ft. Lowe’s home improvement center, a 50,000 sq. ft. SuperValu Shop ’n Save supermarket and an 18,000 sq. ft. Michael's craft store. The purchase price for the property was approximately $16.4 million, including closing costs and the assumption of a 6.96% first mortgage loan with a balance of approximately $10.0 million. The mortgage loan is amortized over a thirty year schedule with the balance due in March 2008.

     On April 1, 2004, the Company acquired Carbondale Shopping Center in Carbondale, Pennsylvania. This community shopping center contains approximately 130,000 sq. ft. of GLA, was built in 1972, and portions of the property were renovated in 1999. Tenants include a 53,000 sq. ft. Weis supermarket and a 10,000 sq. ft. CVS drug store. The center also contains a vacant 50,000 sq. ft. former Ames department store, which the Company intends to rebuild and re-lease. The purchase price for the property was approximately $4.5 million, including the issuance of approximately 15,000 OP Units valued at $210,000, and other closing costs.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(unaudited)

     On June 18, 2004, the Company acquired the Lake Raystown Shopping Center and Huntingdon Plaza, two adjacent properties in Huntingdon, Pennsylvania. These community shopping centers contain approximately 235,000 sq. ft. of GLA, plus an additional 26 acres of unencumbered land available for further expansion. Tenants include a 39,000 sq. ft. Giant Foods supermarket, a 22,000 Peebles department store, and a 10,000 sq. ft. Rite Aid drug store. The combined purchase price for the properties and the vacant land was approximately $13.0 million, including closing costs.

     On June 25, 2004, the Company acquired two adjacent community shopping center properties in Hamburg, Pennsylvania containing approximately 98,000 sq. ft. of GLA. Acquired as a development property, the centers contain a vacant 55,000 sq. ft. former Ames department store and a 29,000 sq. ft. Food Lion supermarket about to be vacated, both of which the Company intends to rebuild and re-lease. The purchase price for the properties was approximately $5.8 million, including closing costs.

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations for the three-month and six-month periods ended June 30, 2004 and 2003, respectively, as though the transactions described above, the 2003 property acquisitions, and the transactions associated with the 2003 public offering were completed immediately prior to January 1, 2003. This pro forma information does not purport to represent what the actual results of operations would have been for the three-month and six-month periods ended June 30, 2004 and 2003, respectively, nor is it predictive of results of operations for future periods:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Pro forma revenues	$13,523,000	$12,314,000	$25,527,000	$23,603,000
Pro forma net income	$1,992,000	$1,905,000	$3,460,000	$3,481,000
Pro forma basic net income per common share	$0.12	$0.12	$0.21	$0.21
Pro forma fully diluted net income per common share	$0.12	$0.12	$0.21	$0.21
Common shares outstanding	16,456,000	16,456,000	16,456,000	16,456,000

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(unaudited)

Note 8. Secured Revolving Credit Facility

     In January 2004, the Company concluded a three-year $100 million syndicated secured revolving credit facility with Fleet National Bank (“Fleet”) and several other banks, and Fleet as agent, pursuant to which the Company pledged certain of its shopping center properties as collateral for borrowings thereunder. Borrowings under the facility bear interest at a rate of LIBOR plus 225 to 275 basis points (“bps”) depending on the Company’s overall leverage ratio, as defined. The facility is subject to customary financial covenants, including limits on leverage and other financial statement ratios. As of June 30, 2004, based on covenants and collateral in place, the Company was permitted to draw up to approximately $85.5 million, of which approximately $10.5 million remained available as of that date. On July 29, 2004, the Company repaid $55,250,000 of outstanding loans under the secured revolving credit facility from the net proceeds of its preferred stock sale completed in July 2004; approximately $63.3 million was available for future borrowings as of that date. The Company is presently in the process of adding properties to the collateral pool with the intent to make the full facility available. The Company expects to use the secured revolving credit facility to finance acquisitions of shopping centers, and for capital improvements, redevelopment and new development projects, working capital and other general corporate purposes.

Note 9. Intangible Lease Assets/Liabilities

     The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles” in valuing real estate acquisitions. In connection therewith, the fair value of real estate acquired is allocated to land, building, and building improvements. The fair value of in-place leases, consisting of above-market and below-market rents, and other intangibles, is allocated to intangible assets and liabilities. During 2004, the Company finalized the real estate valuation allocations with respect to property acquisitions completed during the fourth quarter of 2003 and, in this connection, the December 31, 2003 consolidated balance sheet was adjusted. Real estate increased by $5,907,000, deferred charges increased by $2,433,000, and deferred liabilities increased by $8,340,000; 2003 results of operations were not effected by these allocations. With respect to the Company’s 2004 acquisitions, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis, to the applicable intangible asset and liability accounts. Deferred liabilities include $19,411,000 and $13,552,000 at June 30, 2004 and December 31, 2003, respectively, relating principally to above-market and below-market leases.

     Revenues include $551,000 and $144,000 for the three months ended June 30, 2004 and 2003, respectively, and $976,000 and $313,000 for the six months ended June 30, 2004 and 2003, respectively, relating to the amortization of intangible lease liabilities. Correspondingly, depreciation and amortization expense includes $609,000 and $30,000 for the three months ended June 30, 2004 and 2003, respectively, and $1,048,000 and $60,000 for the six months ended June 30, 2004 and 2003, respectively, applicable to amounts allocated to intangible lease assets.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2004
(unaudited)

Note 10. Derivative Financial Instruments

     During the three months ended June 30, 2004, the Company recognized a net unrealized gain of $743,000 relating to the change in fair value of its derivative financial instruments. Of that amount, an $801,000 gain was recorded in accumulated other comprehensive gain, a $22,000 gain was credited to limited partners’ interest, and an $80,000 charge for the ineffective portion thereof was reflected in earnings. During the three months ended June 30, 2003, an unrealized loss resulting from a change in the fair value of the derivatives totaled $244,000, of which $73,000 was reflected in accumulated other comprehensive (loss) gain and $171,000 was charged to limited partners’ interest.

     During the six months ended June 30, 2004, the Company recognized a net unrealized gain of $87,000 relating to the change in fair value of its derivative financial instruments. Of that amount, a $435,000 gain was recorded in accumulated other comprehensive gain, a $12,000 gain was credited to limited partners’ interest, and a $360,000 charge for the ineffective portion thereof was reflected in earnings. During the six months ended June 30, 2003, an unrealized loss resulting from a change in the fair value of the derivatives totaled $636,000, of which $211,000 was reflected in accumulated other comprehensive (loss) gain and $425,000 was charged to limited partners’ interest.

Note 11. Subsequent Events

     In July 2004, the Company sold in a public offering 2,350,000 shares of 8-7/8% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share, with gross proceeds of $58,750,000 before underwriting fees and offering costs. The preferred stock has no stated maturity and is not convertible into any other security of the Company. The preferred stock is redeemable at the Company's option on or after July 28, 2009 at a price of $25.00 per share, plus accrued and unpaid distributions. The net proceeds of the offering, after underwriting fees and offering costs, amounted to approximately $56.6 million, substantially all of which were used to repay amounts outstanding on the Company's secured revolving credit facility.

     On August 2, 2004 the Company’s Board of Directors approved a dividend of $0.225 per share payable on August 20, 2004 to shareholders of record on August 9, 2004.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the historical financial statements of the Company and the related notes thereto.

Executive Summary

   The Company is a fully-integrated, self-administered and self-managed Real Estate Investment Trust (REIT). As of June 30, 2004, the Company had a portfolio of 28 properties totaling approximately 4.3 million square feet of GLA, including 22 wholly-owned properties comprising approximately 3.6 million square feet of GLA and six properties owned through joint ventures comprising approximately 700,000 square feet of GLA. The portfolio was approximately 84% leased and, excluding redevelopment properties, was approximately 96% leased.

     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership. As of June 30, 2004, the Company owned approximately 97.3% of the Operating Partnership, of which it is the sole general partner, and through which it conducts all of its business. OP Units are economically equivalent to shares of the Company’s common stock and are convertible into shares of the Company’s common stock at the option of the holders on a one-to-one basis.

          The Company derives substantially all of its revenues from rents and expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on its ability to lease vacant space and renew leases that are expiring, and the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional and national supermarket chains. The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provides for relatively stable revenue flows even during difficult economic times.

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

Back to Contents

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

     The Company must make estimates as to the collectibility of its accounts receivable related to minimum rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable and historical bad debts, tenant creditworthiness, recent sales trends, competition, and changes in the tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income.

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

     The Company applies SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles” in valuing real estate acquisitions. In connection therewith, the fair value of real estate acquired is allocated to land, building and building improvements. The fair value of in-place leases, consisting of above-market and below-market rents, and other intangibles, is allocated to intangible assets and liabilities.

Back to Contents

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

     The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the non-cancelable terms. This aggregate value is allocated among above-market and below-market leases, tenant relationships, and other intangibles based on management’s evaluation of the specific characteristics of each lease.

     The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be immediately recognized in earnings.

     The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment's use and eventual disposition. These estimated cash flows reflect factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value.   Real estate investments held for sale are carried at the lower of carrying value or estimated fair value, less estimated cost to sell. Depreciation and amortization are suspended during the period held for sale. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

Back to Contents

Hedging Activities

     From time to time, the Company uses derivative financial instruments to manage its exposure to changes in interest rates.  Derivative instruments are carried on the consolidated balance sheet at their estimated fair values. Any change in the value of a derivative is reported as accumulated other comprehensive gain or loss, whereas the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. If interest rate assumptions and other factors used to estimate a derivative’s fair value, or methodologies used to determine a derivative’s effectiveness, were different, amounts included in the determination of net income or accumulated other comprehensive gain or loss could be affected.

Results of Operations

     Acquisitions. Differences in results of operations between the second quarters and first six months of 2004 and 2003, respectively, were driven largely by acquisition activity. During the period January 1, 2003 through June 30, 2004, the Company acquired 20 shopping centers aggregating approximately 2.5 million square feet of GLA for a total cost of approximately $250 million. Income before minority interests and limited partners’ interest and distributions to preferred shareholders increased from $223,000 in the second quarter of 2003 to $2.4 million in the second quarter of 2004. Income before minority interests, limited partners’ interest and distributions to preferred shareholders increased from a loss of $245,000 in the first six months of 2003 to income of $3.9 million in the first six months of 2004.

Comparison of the quarter ended June 30, 2004 to the quarter ended June 30, 2003

	Three Months Ended June 30,			Percentage		Properties Held In
	2004	2003	Increase	Change	Acquisitions	Both Years

Rents and expense recoveries	$12,514,000	$6,005,000	$6,509,000	108%	$6,181,000	$328,000
Property expenses	3,901,000	2,088,000	1,813,000	87%	1,787,000	26,000
Depreciation and amortization	2,834,000	926,000	1,908,000	206%	1,837,000	71,000
Interest expense	2,575,000	2,252,000	323,000	14%	544,000	(221,000)
General and administrative	985,000	649,000	336,000	52%	n/a	n/a

     Properties held in both years. The Company held twelve properties throughout the second quarters of both 2004 and 2003. Revenues increased as a result of increased occupancy levels at several of the properties and the completion of the LA Fitness facility at Fort Washington, Pennsylvania, offset in part by a lower occupancy rate at the Camp Hill Mall as the redevelopment program progresses. The increase in operating expenses is primarily the result of increased occupancy levels offset in part by capitalized development period costs of $91,000. Depreciation and amortization expense increased primarily as a result of placing the LA Fitness facility in service during the first quarter of 2004. Interest expense decreased primarily as a result of capitalizing approximately $259,000 of development period interest.

Back to Contents

     General and administrative expenses. The increase in general and administrative expenses is primarily due to the Company’s growth throughout 2003 and continuing into 2004. In addition, 2004 was impacted during the second quarter by approximately $200,000 relating to (1) legal and accounting fees incurred in applying for and obtaining the IRS determination letter relating to the REIT qualification issues discussed elsewhere in this report, (2) legal fees incurred in litigation wherein the Company is the plaintiff, and (3) legal and other professional fees incurred in evaluating, structuring and implementing the Company’s 2004 Incentive Stock Plan, including preparation of the related proxy material.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

	Six Months Ended June 30,
						Properties
	2004	2003	Increase	Percentage Change	Acquisitions	Held In Both Years

Rents and expense recoveries	$23,683,000	$11,203,000	$12,480,000	111%	$11,839,000	$641,000
Property expenses	7,741,000	4,438,000	3,303,000	74%	3,560,000	(257,000)
Depreciation and amortization	5,556,000	1,767,000	3,789,000	214%	3,651,000	138,000
Interest expense	5,099,000	4,290,000	809,000	19%	1,048,000	(239,000)
General and administrative	1,627,000	1,172,000	455,000	39%	n/a	n/a

     Properties held in both years. The Company held eight properties throughout the first six months of both 2004 and 2003. Revenues increased as a result of increased occupancy levels at several of the properties and the completion of the LA Fitness facility at Fort Washington, Pennsylvania, offset in part by a lower occupancy rate at the Camp Hill Mall as the redevelopment program progresses. The decrease in operating expenses is primarily the result of capitalized development period costs of $150,000 and lower operating costs of $245,000 attributable to lower occupancy levels at the Camp Hill Mall, offset by a net increase in other property expenses of approximately $138,000. Depreciation and amortization expense increased primarily as a result of placing the LA Fitness facility in service during the first six months of 2004. Interest expense decreased as a result of capitalized interest at the Camp Hill Mall in the amount of $432,000 offset, in part, by interest expense incurred as a result of placing the LA fitness facility in service during the first quarter of 2004.

     General and administrative expenses. The increase in general and administrative expenses is primarily due to the Company’s growth throughout 2003 and continuing into 2004. In addition, 2004 was impacted during the second quarter by approximately $200,000 relating to (1) legal and accounting fees incurred in applying for and obtaining the IRS determination letter relating to the REIT qualification issues discussed elsewhere in this report, (2) legal fees incurred in litigation wherein the Company is the plaintiff, and (3) legal and other professional fees incurred in evaluating, structuring and implementing the Company’s 2004 Incentive Stock Plan, including preparation of the related proxy material.

Back to Contents

Liquidity and Capital Resources

General

     During the fourth quarter of 2003, the Company completed a public offering of 15.5 million shares of its common stock at a price of $11.50 per share pursuant to a registration statement filed with the Securities and Exchange Commission, and realized approximately $162.9 million after underwriting fees and offering costs.

     The Company funds operating expenses and other short-term liquidity requirements, including debt service payments, tenant improvements, leasing commissions, and dividend distributions, primarily from operating cash flows, although, if needed, the Company may also use its secured revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, capital improvements, and maturing debt, initially with its secured revolving credit facility and ultimately through a combination of issuing additional mortgage debt, OP Units and/or equity securities. The Company currently projects that it will expend approximately $45 million to $55 million on redevelopment activities over the next 18 months.

     At June 30, 2004, the Company’s financial liquidity was provided by $3.6 million in cash and cash equivalents and by its secured revolving credit facility. Mortgage debt outstanding at June 30, 2004 consisted of fixed-rate notes totaling $125.2 million and floating rate debt totaling $98.8 million, with a combined weighted average interest rate of 5.6%, maturing at various dates through 2013.

     Under the terms of its three-year secured revolving credit facility, the Company has available, subject to certain covenants and collateral requirements, $100 million on a revolving basis. As of June 30, 2004, based on covenants and collateral in place, the Company was permitted to draw up to approximately $85.5 million, of which $75.0 million was outstanding as of that date. On July 29, 2004, the Company repaid $55,250,000 of outstanding loans under the secured revolving credit facility from the net proceeds of its preferred stock sale completed in July 2004; approximately $63.3 million was available for future borrowings as of that date. The Company is presently in the process of adding properties to the collateral pool with the intent to make the full facility available. Borrowings under the facility incur interest at a rate of LIBOR plus 225 bps, subject to increases to a maximum of 275 bps depending upon the Company’s overall leverage ratio, as defined. The credit facility may be used to fund acquisitions, re-development activities, capital expenditures, mortgage repayments, dividend distributions, and other general corporate purposes.

     Substantially all of the Company’s real estate is pledged as collateral for mortgage loans and the secured revolving credit facility.

     Certain of the Company’s properties are owned through joint venture partnership arrangements which require, among other things, that the Company maintain separate cash accounts for the operations of the joint venture partnerships. The terms of certain of the Company’s mortgage agreements require it to deposit replacement and other reserves with its lenders. These joint venture and reserve accounts are separately classified on the Company’s balance sheet and are available for the specific purposes for which they were established; they are not available to fund other Company obligations.

Back to Contents

Contractual obligations and commercial commitments

     The following table sets forth the Company’s significant debt repayment and operating lease obligations at June 30, 2004 (in thousands):

	Period/Years Ending December 31,

	2004	2005	2006	2007	2008	Thereafter	Total

Mortgage loans payable	$14,892	$13,685	$2,433	$12,599	$30,244	$75,196	$149,049
Line of credit	—	—	—	75,000	—	—	75,000
Operating lease obligations	150	306	307	281	129	8,049	9,222

Total	$15,042	$13,991	$2,740	$87,880	$30,373	$83,245	$233,271

     Mortgage loans maturing during the period ending December 31, 2004 include a $14 million mortgage loan which is extendable at the Company’s option for an additional one-year period. Repayment of amounts drawn under the Company’s secured revolving credit facility may also be extended for an additional one-year period.

Net Cash Flows

Operating Activities

     Net cash flows provided by operating activities amounted to $7.8 million during the first six months of 2004 compared to $1.1 million during the first six months of 2003. Such increase in operating cash flows is primarily due to transactions associated with the Offering, described elsewhere in this report, and by the Company’s property acquisition program.

Investing Activities

     Net cash flows used in investing activities increased to $53.5 million during the first six months of 2004 from $50.5 million during the first six months of 2003. Cash flows used in investing activities are the result of an active acquisition program during both periods. The Company acquired six shopping centers during the first six months of 2004 and interests in six shopping centers during the first six months of 2003.

Financing Activities

     Net cash flows provided by financing activities decreased to $43.1 million during the first six months of 2004 as compared to $46.8 million during the first six months of 2003. During the first six months of 2004, the net amount included the proceeds from borrowings under the Company’s secured revolving credit facility of $58.0 million used to finance expenditures for real estate and improvements, offset by a $5.8 million repayment of the Swede Square Shopping Center mortgage loan, $6.5 million in distributions to shareholders and OP Unit holders, and $2.0 of financing costs principally related to the Company’s secured revolving credit facility. Cash flows provided by financing activities during the first six months of 2003 were principally the result of $37.6 million in mortgage financings, $8.8 million of contributions from minority interest partners, and $2.3 million from other interim financings.

Back to Contents

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Net income (loss)	$1,903,000	$(40,000)	$3,246,000	$(239,000)
Add (deduct):
Depreciation and amortization	2,506,000	798,000	4,698,000	1,523,000
Limited partners' interest	53,000	(46,000)	89,000	(449,000)
Minority interests	416,000	288,000	584,000	422,000
Minority interests share of FFO	(625,000)	(715,000)	(995,000)	(1,106,000)

Funds from operations	$4,253,000	$285,000	$7,622,000	$151,000

FFO per share/unit outstanding	$0.25	$0.34	$0.45	$0.18

Average shares/units outstanding (1)	16,910,000	844,000	16,903,000	843,000

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

Back to Contents

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     The primary market risk facing the Company is the interest rate risk on its mortgage loans payable and secured revolving credit facility. The Company’s interest rate risk is monitored using a variety of techniques, and it hedges, in part, its interest rate risk by using financial derivative instruments. The Company is not subject to foreign currency risk.

     As of June 30, 2004, long-term debt consisted of fixed-rate secured mortgage indebtedness, variable-rate secured mortgage indebtedness, and the variable-rate secured revolving credit facility. The average interest rate on the $125.2 million of fixed rate indebtedness outstanding was 7.2%, with maturities at various dates through 2013. The average interest rate on the Company’s $98.8 million of variable-rate debt was 3.6%, with maturities at various dates through 2007.

     The Company is exposed to interest rate changes primarily through (i) the secured revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio, and (ii) floating rate acquisition financing. The Company’s objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on its variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes.

           At June 30, 2004, the Company’s pro rata share of variable rate debt not covered by effective interest rate hedges amounted to approximately $96.3 million. Based upon this amount, if interest rates either increase or decrease by 1%, the Company’s net earnings would increase or decrease respectively by approximately $963,000 per annum. Management believes that the change in the fair value of the Company’s financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its total assets and total liabilities.

Back to Contents

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission's (“SEC”) rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of certain of the Company's executive officers and other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company with the SEC and assists the Company's Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC reports. The Committee meets regularly and reports to the Audit Committee on at least a quarterly basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004 and have determined that such disclosure controls and procedures are effective as of the end of the period covered by this report.

     During the six months ended June 30, 2004, there have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Back to Contents

Part II           Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held an annual meeting of stockholders on June 15, 2004 (which was adjourned to June 29, 2004), at which the following matters were voted upon:

1.	Election of six directors.
2.	Approval of 2004 Stock Incentive Plan.
3.	Approval of appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004.

The results of the meeting were as follows:

	For	Against	Abstain	Broker Non-Votes

Proposal 1:
James J. Burns	14,515,279	132,750
Richard Homburg	11,532,743	3,115,286
Everett B. Miller	14,126,579	521,450
Leo S. Ullman	14,515,279	132,750
Brenda J. Walker	14,515,271	132,758
Roger M. Widmann	14,126,579	521,450

Proposal 2:
Stock Incentive Plan	7,381,334	3,356,685	34,682	3,875,328

Proposal 3:
Independent Auditors	14,608,288	21,251	18,490

Mr. J.A.M.H. der Kinderen continued as a director after the meeting.

Item 6.   Exhibits and Reports on Form 8-K

Form 8-K/A, filed May 21, 2004, amending the report under Item 2 on the acquisition of The Commons and Townfair Center, originally filed March 22, 2004.

Form 8-K, filed June 24, 2004, reporting under Item 5 the adjournment of the Company’s Annual Meeting of Shareholders to June 29, 2004 and an anticipated amendment to its 2004 Stock Incentive Plan.

Exhibit 31	Section 302 Certifications
Exhibit 32	Section 906 Certifications

Back to Contents

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR SHOPPING CENTERS, INC.

/s/ LEO S. ULLMAN	/s/ THOMAS J. O’KEEFFE
Leo S. Ullman	Thomas J. O’Keeffe
Chairman of the Board, Chief	Chief Financial Officer
Executive Officer and President	(Principal financial officer)
(Principal executive officer)

/s/ ANN MANERI	/s/ JEFFREY L. GOLDBERG
Ann Maneri	Jeffrey L. Goldberg
Property Controller	Corporate Controller
(Principal accounting officer)

August 9, 2004