Form 10-Q
period 2004-09-30
CEDAR SHOPPING CENTERS INC
filed 2004-11-15
CIK 761648

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: September 30, 2004
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

––––––––––––––––––––––––

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes X           No __

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes __           No X

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2004

Common Stock, $0.06 par value	16,456,011

Back to Contents

CEDAR SHOPPING CENTERS, INC.

Back to Contents

Forward-Looking Statements

     Statements made or incorporated by reference in this Form 10-Q include certain “forward-looking statements”. Forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “expects,” “intends,” “future,” and words of similar import which express the Company’s belief, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such a difference include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the eastern United States in particular; the financial viability of our tenants; the continuing availability of shopping center acquisitions, and development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital in the public and private markets; the fact that returns from development, redevelopment and acquisition activities may not be at expected levels; the Company’s potential inability to realize the level of proceeds from property sales as initially expected; inherent risks in ongoing redevelopment and development projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of redevelopment and development efforts, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due.

Back to Contents

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	September 30, 2004 (unaudited)	December 31, 2003
Assets
Real estate:
Land	$75,272,000	$61,774,000
Buildings and improvements	329,369,000	269,031,000

	404,641,000	330,805,000
Less accumulated depreciation	(13,060,000)	(6,274,000)

Real estate, net	391,581,000	324,531,000

Cash and cash equivalents	7,093,000	6,154,000
Cash at joint ventures and restricted cash	6,243,000	6,208,000
Rents and other receivables, net	3,762,000	3,269,000
Other assets	5,639,000	3,000,000
Deferred charges, net	8,599,000	6,485,000

Total assets	$422,917,000	$349,647,000

Liabilities and shareholders’ equity
Mortgage loans payable	$148,602,000	$144,983,000
Secured revolving credit facility	28,950,000	17,000,000
Accounts payable, accrued expenses, and other	6,843,000	5,616,000
Deferred liabilities	19,857,000	14,430,000

Total liabilities	204,252,000	182,029,000

Minority interests	12,201,000	12,435,000
Limited partners’ interest in consolidated Operating Partnership	4,095,000	4,035,000

Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share
liquidation value, 5,000,000 shares authorized, 2,350,000
shares issued and outstanding)	58,750,000	—
Common stock ($.06 par value, 50,000,000 shares
authorized, 16,456,000 shares issued and outstanding)	987,000	987,000
Treasury stock (319,000 shares, at cost)	(3,669,000)	(3,669,000)
Accumulated other comprehensive income	127,000	47,000
Additional paid-in capital	146,174,000	153,783,000

Total shareholders’ equity	202,369,000	151,148,000

Total liabilities and shareholders’ equity	$422,917,000	$349,647,000

See accompanying notes to consolidated financial statements.

Back to Contents

Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2004	2003	2004	2003

Revenues:
Rents	$10,087,000	$5,199,000	$28,835,000	$14,122,000
Expense recoveries	2,253,000	1,452,000	7,188,000	3,912,000
Interest and other	124,000	20,000	383,000	60,000

Total revenues	12,464,000	6,671,000	36,406,000	18,094,000

Expenses:
Operating, maintenance and management	2,349,000	1,594,000	7,746,000	4,784,000
Real estate and other property-related taxes	1,363,000	662,000	3,707,000	1,895,000
General and administrative	706,000	355,000	2,333,000	1,542,000
Depreciation and amortization	3,158,000	1,150,000	8,714,000	2,917,000
Interest	2,462,000	3,243,000	7,561,000	7,533,000

Total expenses	10,038,000	7,004,000	30,061,000	18,671,000

Income (loss) before the following:	2,426,000	(333,000)	6,345,000	(577,000)
Minority interests	(274,000)	(367,000)	(858,000)	(790,000)
Limited partners’ interest	(58,000)	490,000	(147,000)	939,000
Preferred distribution requirements (net of
limited partners’ share of $25,000,
$43,000, $25,000 and $91,000,
respectively)	(886,000)	(18,000)	(886,000)	(39,000)

Net income (loss)	$1,208,000	$(228,000)	$4,454,000	$(467,000)

Net income (loss) per share	$0.07	$(0.96)	$0.27	$(1.78)

Dividends to common shareholders	$3,703,000	$—	$10,038,000	$—

Dividends to common shareholders per share	$0.225	$—	$0.610	$—

Average number of common shares outstanding	16,456,000	238,000	16,456,000	263,000

See accompanying notes to consolidated financial statements.

Back to Contents

Cedar Shopping Centers, Inc.
Consolidated Statement of Shareholders' Equity
Nine months ended September 30, 2004
(unaudited)

	Preferred stock

	Shares	$25.00 Liquidation value	Common stock		Treasury stock, at cost	Accumulated other comprehensive income	Additional paid-in capital	Total shareholders' equity

			Shares	$0.06 Par value

Balance at December 31, 2003	—	$—	16,456,000	$987,000	$(3,669,000)	$47,000	$153,783,000	$151,148,000

Unrealized gain on change in fair value of cash flow hedges						80,000		80,000

Net proceeds from preferred stock offering	2,350,000	58,750,000					(2,025,000)	56,725,000

Net income							4,454,000	4,454,000

Dividends to common shareholders							(10,038,000)	(10,038,000)

Balance at September 30, 2004	2,350,000	$58,750,000	16,456,000	$987,000	$(3,669,000)	$127,000	$146,174,000	$202,369,000

See accompanying notes to consolidated financial statements.

Back to Contents

Cedar Shopping Centers, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,

	2004	2003

Cash flow from operating activities:
Net income (loss)	$4,454,000	$(467,000)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Non-cash provisions:
Minority interests	385,000	234,000
Straight-line rents	(905,000)	(520,000)
Limited partners’ interest	147,000	(939,000)
Depreciation and amortization	8,714,000	2,917,000
Amortization of intangible lease liabilities	(1,555,000)	(590,000)
Limited partners’ share of preferred distribution requirements	(25,000)	—
Other	(141,000)	—
Changes in operating assets and liabilities:
Decrease (increase) in joint venture cash	74,000	(101,000)
Decrease in rents and other receivables	412,000	98,000
(Increase) in other assets	(1,651,000)	(1,267,000)
Increase in accounts payable and accrued expenses	1,227,000	1,739,000

Net cash provided by operating activities	11,136,000	1,104,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(59,128,000)	(60,721,000)
(Increase) decrease in construction/improvement escrows	(109,000)	400,000

Net cash (used in) investing activities	(59,237,000)	(60,321,000)

Cash flow from financing activities:
Proceeds from mortgage financings	723,000	46,927,000
Mortgage repayments	(7,097,000)	(1,053,000)
Line of credit and other interim financings, net	11,950,000	6,091,000
Net proceeds from preferred stock offering	56,725,000	—
Contributions from minority interest partners	—	9,665,000
Distributions to minority interest partners	(619,000)	(548,000)
Distributions to common shareholders	(10,038,000)	—
Distributions to limited partners	(275,000)	—
Preferred distributions	—	(130,000)
Deferred financing, leasing and other costs, net	(2,329,000)	(2,822,000)

Net cash provided by financing activities	49,040,000	58,130,000

Net increase (decrease) in cash and cash equivalents	939,000	(1,087,000)
Cash and cash equivalents at beginning of period	6,154,000	3,827,000

Cash and cash equivalents at end of period	$7,093,000	$2,740,000

Supplemental disclosure of cash activities:
Interest paid	$8,536,000	$6,119,000

Supplemental disclosure of non-cash financing activities:
Assumption of mortgage loan payable	$9,993,000	$—

See accompanying notes to consolidated financial statements.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2004
(unaudited)

Note 1. Organization

     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company is a fully-integrated, self-administered and self- managed real estate company that focuses on the ownership, operation, and redevelopment of community and neighborhood shopping centers located primarily in Pennsylvania, with additional properties in Connecticut, Maryland, and New Jersey. The Company’s shares are listed on the New York Stock Exchange. As of September 30, 2004, the Company owned 28 properties, aggregating approximately 4.3 million square feet of gross leasable area (“GLA”).

     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. As of September 30, 2004 and December 31, 2003, respectively, the Company owned approximately a 97.3% and a 97.4% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership is evidenced by Operating Partnership Units (“OP Units”), which are economically equivalent to, and convertible into, shares of the Company’s common stock on a one-for-one basis.

     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.

Note 2. Basis of Presentation and Consolidation Policy

     The Company’s management has prepared the accompanying interim unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and 2003 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth herein. The 2003 financial statements have been reclassified to conform to the 2004 presentation. In addition, all share and per share data have been retroactively adjusted to give effect to a stock dividend and a reverse stock split effectuated in 2003. The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2004
(unaudited)

     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and joint venture partnerships in which it participates. With respect to its joint ventures, the Company has general partnership interests ranging from 20% to 50% and, as the Company is the sole general partner and exercises substantial operating control over these entities, such partnerships are consolidated in the Company’s financial statements.

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

Note 3. Stock-Based Compensation and Shareholders’ Equity

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. SFAS 148 amended SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. SFAS 148 also amended the disclosure provisions of SFAS 123 and Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock options on reported net income and earnings per share in annual and interim financial statements.

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

     In 1998, the Company’s shareholders approved a stock option plan authorizing the issuance of option grants for up to 166,666 shares. In 2003, the Company’s shareholders approved an amendment to the plan authorizing the Company to issue option grants for a total of 2,000,000 shares. In 2001, the Company granted to each of its five directors options to purchase 3,333 shares at $10.50 per share, the market value of the Company’s common stock on the date of the grant. During the second quarter of 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan whereby the Compensation Committee of the Company’s Board of Directors is authorized, subject to certain limitations, to grant up to 850,000 shares of restricted stock, stock options, or other stock-based compensation. In connection with the approval of the 2004 Stock Incentive Plan, as amended, the Company’s Board of Directors voted to terminate the 1998 stock option plan, while leaving the previously-granted stock options in place.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2004
(unaudited)

     The following table sets forth, on a pro forma basis, the net income (loss) and net income (loss) per share as if the fair value based method of accounting defined in SFAS 123 had been applied:

	Three months ended Sept 30,		Nine months ended Sept 30,

	2004	2003	2004	2003

Net income (loss) as reported	$1,208,000	$(228,000)	$4,454,000	$(467,000)
Adjustment to amortize the value of options granted	(4,000)	(4,000)	(12,000)	(12,000)

Pro forma net income (loss)	$1,204,000	$(232,000)	$4,442,000	$(479,000)

Pro forma basic net income (loss) per common share	$0.07	$(0.97)	$0.27	$(1.82)

Average number of common shares outstanding	16,456,000	238,000	16,456,000	263,000

     The Company accounts for non-employee stock-based awards in which goods or services are the consideration received for the equity instruments issued in accordance with SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the consideration received, or the fair value of the equity instruments issued, whichever is more reliably measurable, is charged to earnings over the period the goods or services are received.

     In connection with the Red Lion acquisition in 2002, the Operating Partnership issued to ARC Properties, Inc., a limited partner in the property, warrants to purchase 83,333 OP Units with an exercise price of $13.50 per unit, subject to anti-dilution adjustments. The warrants became fully vested in January 2004 and expire in May 2012. The first 27,778 warrants were capitalized at fair value as part of the Red Lion acquisition cost, with the balance of their fair value amortized through December 31, 2003. Approximately $45,000 and $130,000 of such amortization were charged to earnings during the three months and nine months ended September 30, 2003, respectively.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2004
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

     During the fourth quarter of 2003, an aggregate of 319,000 shares of common stock, with a value of approximately $3.7 million, were transferred to a Rabbi Trust for the benefit of certain of the Company’s executive officers. Such shares have been classified as treasury stock in the Company’s consolidated financial statements and are accounted for pursuant to EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested”.

     In July 2004, the Company sold 2,350,000 shares of 8-7/8% Series A Cumulative Redeemable Preferred Stock in a public offering at a price of $25.00 per share, with gross proceeds of $58,750,000 before underwriting fees and offering costs. The preferred stock has no stated maturity and is not convertible into any other security of the Company. The preferred stock is redeemable at the Company's option on or after July 28, 2009 at a price of $25.00 per share, plus accrued and unpaid distributions. The net proceeds of the offering, after underwriting fees and offering costs, amounted to approximately $56.7 million, substantially all of which were used to repay amounts outstanding on the Company's secured revolving credit facility.

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

Note 5. Cash in Joint Ventures and Restricted Cash

     Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of each joint venture and that distributions to the general and limited partners be strictly controlled. These arrangements to date have not resulted in any significant liquidity shortfalls at the Company or the partnership level; however, the Company or any combination of the joint venture partnerships could experience a liquidity shortage while other members of the group have sufficient liquidity. Restricted cash is comprised principally of construction and real estate tax escrows required by certain of the Company’s mortgage lenders. Cash in joint ventures and restricted cash amounted to approximately $929,000 and $5,314,000, respectively, at September 30, 2004, and $1,003,000 and $5,205,000, respectively, at December 31, 2003.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2004
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

Note 7. Acquisition Activity

     On March 5, 2004, the Company acquired The Commons in DuBois, Pennsylvania. This community shopping center contains approximately 175,000 sq. ft. of GLA; it was built in 1999 and expanded in 2003. Tenants include a 53,000 sq. ft. Shop ‘n Save supermarket and a 55,000 sq. ft. Elder Beerman department store. The property also has a 117,000 sq. ft. Lowe’s home improvement center as a “shadow” (i.e., non-owned) anchor. The purchase price for the property was approximately $17.6 million, including closing costs.

     On March 17, 2004, the Company acquired the Townfair Center in Indiana, Pennsylvania. This community shopping center contains approximately 204,000 sq. ft. of GLA; it was built in 1997 and expanded in 2001-2003. The property also includes five acres of unencumbered land available for further expansion. Tenants include a 95,000 sq. ft. Lowe’s home improvement center, a 50,000 sq. ft. Shop ‘n Save supermarket and an 18,000 sq. ft. Michael’s craft store. The purchase price for the property was approximately $16.4 million, including closing costs and the assumption of a 6.96% first mortgage loan with a balance of approximately $10.0 million. The mortgage loan is amortized over a thirty year schedule with the balance due in March 2008.

     On April 1, 2004, the Company acquired Carbondale Shopping Center in Carbondale, Pennsylvania. This community shopping center contains approximately 130,000 sq. ft. of GLA; it was built in 1972 and portions of the property were renovated in 1999. Tenants include a 53,000 sq. ft. Weis supermarket and a 10,000 sq. ft. CVS drug store. The center also contains a vacant 50,000 sq. ft. former Ames department store, which the Company intends to rebuild and re-lease. The purchase price for the property was approximately $4.5 million, including the issuance of approximately 15,000 OP Units valued at $210,000, and other closing costs.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2004
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

     On June 25, 2004, the Company acquired two adjacent community shopping center properties in Hamburg, Pennsylvania containing approximately 98,000 sq. ft. of GLA. Acquired as a development property, the centers contain a vacant 55,000 sq. ft. former Ames department store and a 29,000 sq. ft. Food Lion supermarket vacated after the closing pursuant to an agreement between the tenant and the Company, both of which the Company intends to rebuild and re-lease. The purchase price for the properties was approximately $5.8 million, including closing costs.

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively, as though the transactions described above, the 2003 property acquisitions, and the transactions associated with the 2003 public offering and the July 2004 preferred stock offering were completed immediately prior to January 1, 2003. This pro forma information does not purport to represent what the actual results of operations would have been for the three-month and nine-month periods ended September 30, 2004 and 2003, respectively, nor is it predictive of results of operations for future periods:

	Three months ended Sept 30,		Nine months ended Sept 30,

	2004	2003	2004	2003

Pro forma revenues	$12,464,000	$11,802,000	$37,991,000	$35,405,000
Pro forma net income	$969,000	$1,043,000	$3,042,000	$3,130,000
Pro forma basic net income per common share	$0.06	$0.06	$0.18	$0.19
Pro forma fully diluted net income per common share	$0.06	$0.06	$0.18	$0.19
Average number of common shares outstanding	16,456,000	16,456,000	16,456,000	16,456,000

Note 8. Secured Revolving Credit Facility

     In January 2004, the Company concluded a three-year $100 million syndicated secured revolving credit facility with Fleet National Bank (“Fleet”) and several other banks, and Fleet as agent, pursuant to which the Company pledged certain of its shopping center properties as collateral for borrowings thereunder. Borrowings under the facility bore interest at a rate of LIBOR plus 225 to 275 basis points (“bps”) depending on the Company’s overall leverage ratio, as defined. The facility is subject to customary financial covenants, including limits on leverage and other financial statement ratios. As of September 30, 2004, based on covenants and collateral in place, the Company was permitted to draw up to approximately $90 million, of which approximately $61 million remained available as of that date. The Company is presently in the process of adding properties to the collateral pool with the intent to make the full facility available. The Company expects to use the secured revolving credit facility to finance acquisitions of shopping centers, and for capital improvements, redevelopment and new development projects, working capital and other general corporate purposes. Several of the terms of the facility were amended in November 2004 (see Subsequent Events below).

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2004
(unaudited)

Note 9. Intangible Lease Assets/Liabilities

     The Company applies SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles” in valuing real estate acquisitions. In connection therewith, the fair value of real estate acquired is allocated to land, buildings, and building improvements. The fair value of in-place leases, consisting of above-market and below-market rents, and other intangibles, is allocated to intangible assets and liabilities. During 2004, the Company finalized the real estate valuation allocations with respect to property acquisitions completed during the fourth quarter of 2003 and, in this connection, the December 31, 2003 consolidated balance sheet was adjusted. Real estate increased by $5,907,000, deferred charges increased by $2,433,000, and deferred liabilities increased by $8,340,000; 2003 results of operations were not effected by these allocations. With respect to the Company’s 2004 acquisitions, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis, to the applicable intangible asset and liability accounts. Deferred liabilities include $18,846,000 and $13,552,000 at September 30, 2004 and December 31, 2003, respectively, relating principally to above-market and below-market leases.

     Revenues include $579,000 and $277,000 for the three months ended September 30, 2004 and 2003, respectively, and $1,555,000 and $590,000 for the nine months ended September 30, 2004 and 2003, respectively, relating to the amortization of intangible lease liabilities. Correspondingly, depreciation and amortization expense includes $679,000 and $36,000 for the three months ended September 30, 2004 and 2003, respectively, and $1,727,000 and $96,000 for the nine months ended September 30, 2004 and 2003, respectively, applicable to amounts allocated to intangible lease assets.

Note 10. Derivative Financial Instruments

     During the three months ended September 30, 2004, the Company recognized a net unrealized loss of $600,000 relating to the change in fair value of its derivative financial instruments. Of that amount, a $355,000 loss was recorded in accumulated other comprehensive income, a $9,000 loss was charged to limited partners’ interest, and a $236,000 charge for the ineffective portion thereof was reflected in earnings. During the three months ended September 30, 2003, an unrealized gain resulting from a change in the fair value of the derivatives totaled $163,000, of which a $49,000 gain was recorded in accumulated other comprehensive income (loss) and $114,000 was credited to limited partners’ interest.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2004
(unaudited)

     During the nine months ended September 30, 2004, the Company recognized a net unrealized loss of $513,000 relating to the change in fair value of its derivative financial instruments. Of that amount, an $80,000 gain was recorded in accumulated other comprehensive income, a $3,000 gain was credited to limited partners’ interest, and a $596,000 charge for the ineffective portion thereof was reflected in earnings. During the nine months ended September 30, 2003, an unrealized loss resulting from a change in the fair value of the derivatives totaled $473,000, of which $162,000 was reflected in accumulated other comprehensive income (loss) and $311,000 was charged to limited partners’ interest.

Note 11. Subsequent Events

          On October 14, 2004, the Company acquired approximately 16 acres of land in Hanover Township, near Hershey, Pennsylvania, for the development of a 92,000 to 97,000 sq. ft. shopping center to be anchored by a 65,300 sq. ft. Giant Foods supermarket. The Giant Foods lease, extending for a period of 20 years, has been signed, subject to the pending approval of the Netherlands parent company. The purchase price for the property was approximately $1.9 million, including closing costs.

     On November 1, 2004, the Company acquired Franklin Village Plaza in Franklin, Massachusetts. This community shopping center contains approximately 253,000 sq. ft. of GLA, with an adjacent approximately 36,000 sq. ft. office building. Tenants include a 55,000 sq. ft. Stop & Shop, Marshalls, Radio Shack, Payless, Bath & Body Works, and Applebees. The purchase price for the property was approximately $72.5 million, including closing costs. The acquisition was funded by a $43.5 million, seven-year, 4.81% interest-only first mortgage, with the balance provided from the Company’s secured revolving credit facility.

     On November 2, 2004, the Company concluded an agreement to amend several of the terms of its secured revolving credit facility, including (1) a reduction of the interest rate margin to a range of 150 to 205 bps above LIBOR, from a range of 225 to 275 bps, depending on the Company’s leverage ratio, as defined, (2) a reduction of the unused-line fee from 0.25% per annum to either 0.15% or 0.20% per annum, depending on availability under the line, (3) a provision for an increase in the facility to $200 million, subject to certain conditions, and (4) amendments to certain other financial covenants.

     On November 3, 2004, the Company’s Board of Directors approved a dividend of $0.225 per share with respect to its common stock as well as an equal distribution of $0.225 per share on its 454,469 outstanding OP Units. At the same time, the Board approved a dividend of $0.69 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions will be payable on November 19, 2004 to shareholders of record on November 8, 2004.

Back to Contents

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the historical financial statements of the Company and the related notes thereto.

Executive Summary

     The Company is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”). As of September 30, 2004, the Company had a portfolio of 28 properties totaling approximately 4.3 million square feet of GLA, including 22 wholly-owned properties comprising approximately 3.6 million square feet of GLA and six properties owned through joint ventures comprising approximately 700,000 square feet of GLA. The portfolio was approximately 85% leased and, excluding redevelopment properties, was approximately 95% leased.

     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership. As of September 30, 2004, the Company owned approximately 97.3% of the Operating Partnership, of which it is the sole general partner, and through which it conducts all of its business. OP Units are economically equivalent to shares of the Company’s common stock and are convertible into shares of the Company’s common stock at the option of the holders on a one-for-one basis.

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

     The Company continues to seek acquisition opportunities where it can utilize its experience in shopping center renovation, expansion, re-development, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in markets beyond the Pennsylvania, Massachusetts, New Jersey, Connecticut and Maryland areas in the event such opportunities were consistent with its focus, could be effectively controlled and managed by it, and provided that the investment has the potential for favorable investment returns and can contribute to increased shareholder value.

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

Back to Contents

     The Company has identified the following critical accounting policies, the application of which requires significant judgments and estimates:

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

Real Estate Investments

     Real estate assets are carried at cost less accumulated depreciation. The provision for depreciation and amortization is calculated using the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for maintenance, repairs and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Additions and betterments that substantially extend the useful life of an asset are capitalized.

      The Company is required to make subjective estimates as to the useful lives of its assets for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. A shorter estimate of the useful life of an asset would have the effect of increasing depreciation expense and lowering net income, whereas a longer estimate of the useful life of the asset would have the effect of reducing depreciation expense and increasing net income.

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

Back to Contents

     The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and building improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, legal and other related costs.

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

Back to Contents

Hedging Activities

     From time to time, the Company uses derivative financial instruments to manage its exposure to changes in interest rates.  Derivative instruments are carried on the consolidated balance sheet at their estimated fair values. Any change in the value of a derivative is reported as accumulated other comprehensive income (loss), whereas the ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. If interest rate assumptions and other factors used to estimate a derivative’s fair value, or methodologies used to determine a derivative’s effectiveness, were different, amounts included in the determination of net income or accumulated other comprehensive income (loss) could be affected.

Results of Operations

     Acquisitions. Differences in results of operations between the third quarters and first nine months of 2004 and 2003, respectively, were driven largely by acquisition activity. During the period January 1, 2003 through September 30, 2004, the Company acquired 20 shopping centers aggregating approximately 2.5 million square feet of GLA for a total cost of approximately $250 million. Income before minority interests, limited partners’ interest and preferred distribution requirements increased from a loss of $333,000 in the third quarter of 2003 to income of $2.4 million in the third quarter of 2004. Income before minority interests, limited partners’ interest and preferred distribution requirements increased from a loss of $577,000 in the first nine months of 2003 to income of $6.3 million in the first nine months of 2004.

Comparison of the quarter ended September 30, 2004 to the quarter ended September 30, 2003

Schedule of changes in revenues and expenses

	Three months ended Sept 30,
			Increase (decrease)	Percentage change	Acquisitions	Properties held in both years
	2004	2003

Rents and expense recoveries	$12,340,000	$6,651,000	$5,689,000	86%	$5,873,000	$(184,000)
Property expenses	3,712,000	2,256,000	1,456,000	65%	1,806,000	(350,000)
Depreciation and amortization	3,158,000	1,150,000	2,008,000	175%	1,994,000	14,000
Interest expense	2,462,000	3,243,000	(781,000)	-24%	(330,000)	(451,000)
General and administrative	706,000	355,000	351,000	99%	n/a	n/a

     Properties held in both years. The Company held twelve properties throughout the third quarters of both 2004 and 2003. Revenues decreased as a result of decreased occupancy levels at the Camp Hill Mall as the pace of the redevelopment program progressed, offset in part by the completion of the LA Fitness facility at Fort Washington, Pennsylvania. The decrease in operating expenses is primarily the result of decreased occupancy levels at Camp Hill Mall and by capitalized development period operating costs of $78,000 during the third quarter. Depreciation and amortization expense increased primarily as a result of placing the LA Fitness facility in service during the first quarter of 2004. Interest expense decreased as a result of lower short-term interest rates, lower debt levels during the third quarter, and as a result of capitalizing approximately $276,000 of development period interest.

Back to Contents

     General and administrative expenses. The increase in general and administrative expenses is primarily due to the Company’s growth throughout 2003 and continuing into 2004.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

				Percentage change	Acquisitions	Properties held in both years
	Nine months ended Sept 30,

	2004	2003	Increase

Rents and expense recoveries	$36,023,000	$18,034,000	$17,989,000	100%	$17,473,000	$516,000
Property expenses	11,453,000	6,679,000	4,774,000	71%	5,307,000	(533,000)
Depreciation and amortization	8,714,000	2,917,000	5,797,000	199%	5,621,000	176,000
Interest expense	7,561,000	7,533,000	28,000	0%	448,000	(420,000)
General and administrative	2,333,000	1,542,000	791,000	51%	n/a	n/a

     Properties held in both years. The Company held eight properties throughout the first nine months of both 2004 and 2003. Revenues increased as a result of increased occupancy levels at several of the properties and the completion of the LA Fitness facility at Fort Washington, Pennsylvania. These increases were offset in part by a lower occupancy rate at the Camp Hill Mall as the redevelopment program progressed. The decrease in operating expenses is primarily the result of capitalized development period operating costs of $229,000 and lower operating costs attributable to lower occupancy levels at the Camp Hill Mall. Depreciation and amortization expense increased primarily as a result of placing the LA Fitness facility in service during the first nine months of 2004. Interest expense decreased as a result of lower short-term interest rates and capitalized interest at the Camp Hill Mall in the amount of $708,000, offset by interest expense incurred as a result of placing the LA fitness facility in service during the first nine months of 2004.

     General and administrative expenses. The increase in general and administrative expenses is primarily due to the Company’s growth throughout 2003 and continuing into 2004. In addition, 2004 was impacted during the second quarter by approximately $200,000 relating to (1) legal and accounting fees incurred in applying for and obtaining an IRS determination letter relating to a REIT qualification issue resolved during the second quarter, (2) legal fees incurred in litigation wherein the Company is the plaintiff, and (3) legal and other professional fees incurred in evaluating, structuring and implementing the Company’s 2004 Incentive Stock Plan, including preparation of related proxy materials.

Back to Contents

Liquidity and Capital Resources

General

     During the fourth quarter of 2003, the Company completed a public offering of 15.5 million shares of its common stock at a price of $11.50 per share pursuant to a registration statement filed with the Securities and Exchange Commission, and realized approximately $162.9 million after underwriting fees and offering costs. During the third quarter of 2004, the Company completed an offering of 2,350,000 shares of 8-7/8% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share, realizing approximately $56.7 million after underwriting fees and offering costs.

     The Company funds operating expenses and other short-term liquidity requirements, including debt service payments, tenant improvements, leasing commissions, and dividend distributions, primarily from operating cash flows, although, if needed, the Company may also use its secured revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, capital improvements, and maturing debt, initially with its secured revolving credit facility and ultimately through a combination of issuing additional mortgage debt, OP Units and/or equity securities. The Company currently projects that it will expend approximately $50 million to $60 million on redevelopment activities over the next 12 months.

     At September 30, 2004, the Company’s financial liquidity was provided by $7.1 million in cash and cash equivalents and by its secured revolving credit facility. Mortgage debt outstanding at September 30, 2004 consisted of fixed-rate notes totaling $124.8 million and floating rate debt totaling $52.7 million, with a combined weighted average interest rate of 6.3%, maturing at various dates through 2013.

     Under the terms of its three-year secured revolving credit facility, the Company has available, subject to certain covenants and collateral requirements, $100 million on a revolving basis. As of September 30, 2004, based on covenants and collateral in place, the Company was permitted to draw up to approximately $90 million, of which $29 million was outstanding as of that date. The Company is presently in the process of adding properties to the collateral pool with the intent to make the full facility available. Borrowings under the facility had incurred interest at a rate of LIBOR plus 225 bps. Effective with the November 2004 amendment to the facility discussed elsewhere in this Report, borrowings under the facility will bear interest at a rate of LIBOR plus 150 bps, subject to increases to a maximum of 205 bps depending upon the Company’s overall leverage ratio, as defined. The credit facility may be used to fund acquisitions, re-development activities, capital expenditures, mortgage repayments, dividend distributions, and other general corporate purposes.

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

Back to Contents

Contractual obligations and commercial commitments

     The following table sets forth the Company’s significant debt repayment and operating lease obligations at September 30, 2004 (in thousands):

	Period/years ending December 31,

	2004	2005	2006	2007	2008	Thereafter	Total

Mortgage loans payable	$14,459	$13,685	$2,442	$12,577	$30,244	$75,195	$148,602
Line of credit	—	—	—	28,950	—	—	28,950
Operating lease obligations	75	306	307	281	129	8,049	9,147

Total	$14,534	$13,991	$2,749	$41,808	$30,373	$83,244	$186,699

     Mortgage loans maturing during the period ending December 31, 2004 include a $14 million mortgage loan secured by the Camp Hill Mall. The Company expects to arrange new financing which would provide for (1) the repayment of the existing mortgage, and (2) the completion of the redevelopment program at the property. If such financing is not in place by the due date of the existing mortgage, the Company expects that the $14 million loan will be temporarily refinanced from its secured revolving credit facility.

Net Cash Flows

Operating Activities

     Net cash flows provided by operating activities amounted to $11.1 million during the first nine months of 2004 compared to $1.1 million during the first nine months of 2003. Such increase in operating cash flows is primarily due to transactions associated with the 2003 public offering, described elsewhere in this report, and by the Company’s property acquisition program.

Investing Activities

     Net cash flows used in investing activities decreased to $59.2 million during the first nine months of 2004 from $60.3 million during the first nine months of 2003. Cash flows used in investing activities are the result of an active acquisition program during both periods. The Company acquired 6 shopping centers during the first nine months of 2004 and interests in 7 shopping centers during the first nine months of 2003.

Back to Contents

Financing Activities

     Net cash flows provided by financing activities decreased to $49.0 million during the first nine months of 2004 as compared to $58.1 million during the first nine months of 2003. During the first nine months of 2004, the net amount included (1) $12.0 million in borrowings under the Company’s secured revolving credit facility, and (2) the $56.7 million net proceeds of the preferred stock issue, offset by a $5.8 million repayment of the Swede Square Shopping Center mortgage loan, $10.3 million in distributions to common shareholders and OP Unit holders, and $2.3 of financing (related principally to the Company’s secured revolving credit facility), leasing and other costs. Cash flows provided by financing activities during the first nine months of 2003 were principally the result of $46.9 million in mortgage financings, $9.7 million of contributions from minority interest partners, $6.1 million from other interim financings, and $2.8 million of financing costs.

Funds From Operations

     The Company considers Funds From Operations (“FFO”) to be a relevant and meaningful supplemental measure of the performance of the Company because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on GAAP, which gives effect to non-cash items such as depreciation and amortization. The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), as income before allocation to minority interests (computed in accordance with GAAP), excluding gains or losses from debt restructurings and sales of property, plus depreciation and amortization, and after preferred stock distributions and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with its financing or hedging activities or depreciation of non-real estate assets, but does add back to net income those items that are defined as “extraordinary” under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. FFO is not necessarily indicative of cash available to fund ongoing cash needs. The following table sets forth the Company’s calculations of FFO:

Back to Contents

	Three months ended Sept 30,		Nine months ended Sept 30,

	2004	2003	2004	2003

Net income (loss)	$1,208,000	$(228,000)	$4,454,000	$(467,000)
Add (deduct):
Depreciation and amortization	2,671,000	914,000	7,369,000	2,434,000
Limited partners’ interest	58,000	(490,000)	147,000	(939,000)
Limited partners’ share of preferred distribution requirements	(25,000)	(43,000)	(25,000)	(91,000)
Minority interests	274,000	367,000	858,000	790,000
Minority interests’ share of FFO	(495,000)	(714,000)	(1,490,000)	(1,738,000)

Funds from operations	$3,691,000	$(194,000)	$11,313,000	$(11,000)

FFO per common share/unit outstanding	$0.22	$(0.24)	$0.67	$(0.01)

Average common shares/units outstanding (1)	16,910,000	806,000	16,905,000	831,000

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

Item 3. Quantitative and Qualitative Disclosures of Market Risk

     The primary market risk facing the Company is the interest rate risk on its mortgage loans payable and on its secured revolving credit facility. The Company’s interest rate risk is monitored using a variety of techniques, and it hedges, in part, its interest rate risk by using financial derivative instruments. The Company is not subject to foreign currency risk.

     As of September 30, 2004, long-term debt consisted of fixed-rate secured mortgage indebtedness, variable-rate secured mortgage indebtedness, and the variable-rate secured revolving credit facility. The average interest rate on the Company’s $124.8 million of fixed-rate indebtedness outstanding was 7.2%, with maturities at various dates through 2013. The average interest rate on the Company’s $52.7 million of variable-rate debt was 4.2%, with maturities at various dates through 2007.

     The Company is exposed to interest rate changes primarily through (1) the secured revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio, and (2) variable-rate acquisition financing. The Company’s objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and treasury locks in order to mitigate its interest rate risk on its variable rate debt. The Company does not enter into derivative or interest rate transactions for speculative purposes.

Back to Contents

     At September 30, 2004, the Company’s pro rata share of variable rate debt not covered by effective interest rate hedges amounted to approximately $50.2 million. Based upon this amount, if interest rates either increase or decrease by 1%, the Company’s net earnings would increase or decrease respectively by approximately $502,000 per annum. Management believes that the change in the fair value of the Company’s financial instruments resulting from a foreseeable fluctuation in interest rates would be immaterial to its total assets and total liabilities.

Item 4. Controls and Procedures

     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of certain of the Company’s executive officers and other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed by the Company with the SEC and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC reports. The Committee meets regularly and reports to the Audit Committee on at least a quarterly basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004 and have determined that such disclosure controls and procedures are effective as of the end of the period covered by this report.

     During the nine months ended September 30, 2004, there have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Back to Contents

Part II	Other Information

Item 6.	Exhibits

Exhibit 31	Section 302 Certifications
Exhibit 32	Section 906 Certifications

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

November 12, 2004