Form 10-K
period 2004-12-31
CEDAR SHOPPING CENTERS INC
filed 2005-03-15
CIK 761648

Click here to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-14510

CEDAR SHOPPING CENTERS, INC.
(Exact name of registrant as specified in its charter)

Maryland	42-1241468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

44 South Bayles Avenue, Port Washington, NY	11050
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (516) 767-6492
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.06 par value	New York Stock Exchange
8-7/8% Series A Cumulative Redeemable
Preferred Stock, $25.00 Liquidation Value	New York Stock Exchange

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

Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark if  the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes       No

Based on the closing sales price on June 30, 2004 of $11.49 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was $181,338,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 19,351,000 on February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2005 annual meeting of shareholders are incorporated herein by reference.

Back to Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates,” “believes,” “expects,” “intends,” “future,” and words of similar import which express the Company’s belief, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such a difference include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the eastern United States in particular; the financial viability of the Company’s tenants; the continuing availability of shopping center acquisitions, and development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital in the public and private markets; the fact that returns from development, redevelopment and acquisition activities may not be at expected levels; the Company’s potential inability  to realize the level of proceeds from property sales as initially expected; inherent risks in ongoing redevelopment and development projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of redevelopment and development efforts, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due. The Company does not intend, and disclaims any duty or obligation, to update or revise any forward-looking statements set forth in this report to reflect any change in expectations, change in information, new information, future events or circumstances on which such information was based.

Back to Contents

Part I.

Item 1. Business

General

Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986.  The Company is now a fully-integrated, self-administered and self-managed real estate company, and focuses on the ownership, operation, development and redevelopment of community and neighborhood shopping centers located primarily in Pennsylvania, with additional properties in Connecticut, Maryland, Massachusetts and New Jersey.  As of December 31, 2004, the Company owned 31 properties, aggregating approximately 4.9 million square feet of gross leasable area (“GLA”).

Originally incorporated in Iowa in 1984, the Company’s common stock was listed on the NASDAQ securities market shortly thereafter.  In June 1998, following a tender offer for the purchase of the Company’s shares by Cedar Bay Company (“CBC”), the Company was reorganized as a Maryland corporation and included in an “umbrella partnership” structure through the contribution of substantially all of its assets to a Delaware limited partnership, Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”).  At the time of the tender offer, the Company owned four properties, which it had held since shortly after its incorporation.  During the years 2000, 2001 and 2002, the Company sold those four properties and reinvested the net proceeds, together with newly-borrowed funds, in a portfolio of primarily supermarket-anchored shopping centers.  This marked a change of focus away from the prior concentration in office and office/warehouse properties dispersed throughout the United States to retail properties, mostly supermarket-anchored shopping centers, all located in the Northeast, primarily in Pennsylvania.

In early 2003, the Company’s management made a strategic decision to significantly expand the Company’s capital base and its portfolio of shopping-center properties through a public offering of shares of its common stock. Also, at that time, it was determined that the Company would acquire (1) the companies that had previously provided the Company with advisory, management, and legal services, and (2) the ownership interests in the Operating Partnership and certain other remaining property partnership interests that were held by related parties.

The Company has elected to be taxed as a REIT under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT under those provisions, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources.  The Company’s objectives are to provide to its shareholders a professionally managed, diversified portfolio of commercial real estate investments (primarily supermarket-anchored shopping centers), which will provide the best available cash flow, currently or in the future, taking into account an acceptable/modest risk profile, and present an opportunity for capital appreciation.

The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms “Company” and “Operating Partnership” (including their respective subsidiaries and affiliates) refer to the business and properties of all these entities, unless the context otherwise requires. The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York 10050 (telephone 516-767-6492). The Company’s website can be accessed at www.cedarshoppingcenters.com, where a copy of the Company’s Forms 10-K, 10-Q, 8-K and other filings with the SEC can be obtained free of charge. These SEC filings are added to the website as soon as reasonably practicable. The Company’s Code of Ethics, corporate governance guidelines and committee charters are also available on the website. This information is also available by written request to Investor Relations at the executive office address set forth above.

Back to Contents

Acquisitions in 2004

During 2004, the Company acquired eight shopping centers containing approximately 1.4 million sq. ft. of GLA for an aggregate purchase price of approximately $157.4 million. In addition, the Company acquired approximately 55 acres of land for development and/or future expansion for an aggregate purchase price of approximately $3.6 million. Information relating to the acquired shopping center properties is summarized as follows:

On March 5, 2004, the Company acquired The Commons in DuBois, PA. This community shopping center contains approximately 175,000 sq. ft. of GLA; it was built in 1999 and expanded in 2003. Tenants include a 53,000 sq. ft. Shop `n Save supermarket and a 55,000 sq. ft. Elder Beerman department store. The property also has a 117,000 sq. ft. Lowe’s home improvement center as a “shadow” (i.e., non-owned) anchor. The purchase price for the property was approximately $17.7 million, including closing costs.

On March 17, 2004, the Company acquired the Townfair Center in Indiana, PA. This community shopping center contains approximately 204,000 sq. ft. of GLA; it was built in 1997 and expanded in 2001-2003. The property also includes five acres of unencumbered land available for further expansion. Tenants include a 95,000 sq. ft. Lowe’s home improvement center, a 50,000 sq. ft. Shop `n Save supermarket and an 18,000 sq. ft. Michael’s craft store. The purchase price for the property was approximately $16.5 million, including closing costs and the assumption of a 6.96% first mortgage loan with a balance of approximately $10.0 million. The mortgage loan is amortized over a thirty year schedule with the balance due in March 2008.

On April 1, 2004, the Company acquired Carbondale Plaza in Carbondale, PA. This community shopping center contains approximately 130,000 sq. ft. of GLA; it was built in 1972 and portions of the property were renovated in 1999. Tenants include a 53,000 sq. ft. Weis supermarket and a 10,000 sq. ft. CVS drug store. Acquired as a redevelopment property, the center also contains a vacant 50,000 sq. ft. former Ames department store, which the Company intends to rebuild and re-lease (in January 2005, the Company concluded leases with Peebles and Dollar Tree for approximately 30,000 sq. ft. of such space). The purchase price for the property was approximately $4.4 million, including closing costs and the issuance of approximately 15,000 OP Units valued at $210,000.

On June 18, 2004, the Company acquired Lake Raystown Plaza and Huntingdon Plaza, two adjacent properties in Huntingdon, PA. These community shopping centers contain approximately 235,000 sq. ft. of GLA, plus an additional 26 acres of unencumbered land available for further expansion. Lake Raystown was built in 1995 – 1996; Huntingdon Plaza was built in 1970 and expanded in 1993. Tenants include a 39,000 sq. ft. Giant Foods Stores, Inc. supermarket (“Giant Foods”), a 22,000 sq. ft. Peebles department store, and a 10,000 sq. ft. Rite Aid drug store. The combined purchase price for the properties and the vacant land was approximately $13.0 million, including closing costs.

On June 25, 2004, the Company acquired two adjacent community shopping center properties in Hamburg, PA containing approximately 98,000 sq. ft. of GLA; the properties were built in 1988 and expanded in 1993. Acquired as redevelopment properties, the centers contain a vacant 55,000 sq. ft. former Ames department store and a 29,000 sq. ft. Food Lion supermarket vacated after the closing pursuant to an agreement between the tenant and the Company; the Company intends to rebuild and re-lease both of these store premises (in January 2005, the Company concluded a lease with Redner’s Markets, Inc. for approximately 57,000 sq. ft. of such space). The purchase price for the properties was approximately $5.8 million, including closing costs.

Back to Contents

On November 1, 2004, the Company acquired Franklin Village Plaza in Franklin, MA. This community shopping center contains approximately 253,000 sq. ft. of GLA, with an adjacent office building containing approximately 36,000 sq. ft.; it was built in 1987 and expanded in 1989. A 55,000 sq. ft. (presently expanding to 75,000 sq. ft.) Stop & Shop and a 27,000 sq. ft. Marshalls are the principal anchor tenants. The purchase price for the property was approximately $72.6 million, including closing costs. The acquisition was funded by a $43.5 million, seven-year, 4.81% interest-only first mortgage, with the balance provided from the Company’s secured revolving credit facility.

On December 27, 2004, the Company acquired The Brickyard shopping center, in Berlin CT.  This community shopping center contains approximately 275,000 sq. ft. of GLA; it was built in 1989 - 1990. A 110,000 sq. ft. Sam’s Club and a 103,000 sq. ft. Home Depot are the principal anchor tenants. The purchase price for the property was approximately $28.2 million, including closing costs.

Option

The Company has an option to acquire the Shore Mall in Egg Harbor Township, NJ, a 620,000 sq. ft. shopping center. The option, which is subject to a right of first refusal of a former owner, expires in 2013, and provides that the purchase price be the appraised value at the time the option is exercised. The option also provides the Company with a right of first refusal if the owner receives a bona fide third-party offer. Following the 2003 public offering, the Company has been providing property management, leasing, construction management and legal services to the property, and expects to continue to provide these services, and to receive fees at standard rates, until the property is acquired, sold or otherwise disposed of by the existing owners. An affiliate of CBC owns 92% of this property and Mr. Ullman, the Company’s Chief Executive Officer, owns 8%.

Competition

The Company believes that competition for the acquisition and operation of retail shopping centers is highly fragmented. It faces competition from institutional investors, public and private REITs, and owner-operators engaged in the acquisition, ownership and leasing of shopping centers, as well as from numerous local, regional and national real estate developers and owners in each of its markets. It also faces competition in leasing available space at its properties to prospective tenants.  The actual competition for tenants varies depending upon the characteristics of each local market in which it owns and manages property. The Company believes that the principal competitive factors in attracting tenants in its market areas are location, price and other terms, the presence of anchor tenants, the mix and quality of tenants, and maintenance of its properties.

Environmental Matters

Under various federal, state, and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at such property, and may be held liable to a governmental entity or to third parties for property damage, and for investigation and clean up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership, operation and management of real properties, the Company is potentially liable for removal or remediation costs, as well as certain other related costs and liabilities, including governmental fines and injuries to persons and property.

Back to Contents

The Company believes that environmental studies made with respect to substantially all of its properties have not revealed environmental liabilities that would have a material adverse affect on its business, results of operations and liquidity. However, no assurances can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities, that any prior owner of a property did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist at any one or more of its properties. If a material environmental condition does in fact exist, it could have an adverse impact upon the Company’s financial condition, results of operations and liquidity.

Employees

As of December 31, 2004, the Company had 45 employees (41 full time and 4 part time).  The Company believes that its relations with its employees are good.

The Company’s Properties

The following table sets forth information relating to the Company’s properties as of December 31, 2004:

	Year acquired	Percent owned (2)	GLA	Net book value	Mortgage loan payable balance	Percent occupied	Major tenants [>=20,000 SF of GLA]

Property description							Tenant name	SF	Lease expiration

STABILIZED PROPERTIES (1):
The Point	2000	100%	255,000	$22,558,000	$19,264,000	100%	Giant Foods	55,000	07/31/2021
Harrisburg, PA							Burlington Coat Factory	76,665	01/31/2011
							Staples	24,000	08/31/2013
							A.C. Moore	20,000	07/31/2008
Academy Plaza	2001	100%	153,000	12,115,000	10,278,000	100%	Acme Markets	50,918	09/31/2018
Philadelphia, PA							Raising Horizons School	20,092	08/31/2005
Port Richmond Village	2001	100%	155,000	14,056,000	11,135,000	100%	Thriftway	40,000	10/31/2008
Philadelphia, PA							Pep Boys	20,615	01/31/2009
Washington Center Shoppes	2001	100%	153,000	9,293,000	5,749,000	99%	Acme Markets	66,046	12/02/2020
Washington Township, NJ							Powerhouse Gym	20,742	12/31/2012
Red Lion	2002	20%	224,000	18,995,000	16,459,000	87%	Best Buy Stores	46,000	01/31/2014
Philadelphia, PA							Sports Authority	43,825	08/15/2005
							Staples	23,942	07/31/2015
Loyal Plaza	2002	25%	294,000	19,595,000	13,532,000	100%	K-Mart	102,558	08/31/2006
Williamsport, PA							Giant Foods	66,935	10/31/2019
							Staples	20,661	11/30/2014
LA Fitness Facility	2002	50%	41,000	5,930,000	4,955,000	100%	LA Fitness	41,000	12/31/2018
Fort Washington, PA
Fairview Plaza	2003	30%	70,000	8,871,000	5,941,000	97%	Giant Foods	59,237	02/28/2017
New Cumberland, PA
Halifax Plaza	2003	30%	54,000	5,571,000	4,100,000	100%	Giant Foods	32,000	10/11/2019
Halifax, PA

Back to Contents

	Year acquired	Percent owned (2)	GLA		Net book value	Mortgage loan payable balance		Percent occupied	Major tenants [>=20,000 SF of GLA]

Property description									Tenant name	SF	Lease expiration

Newport Plaza	2003	30%	67,000		6,475,000	5,237,000		100%	Giant Foods	43,400	05/31/2021
Newport, PA
Pine Grove Plaza	2003	100%	79,000		7,829,000	5,738,000		97%	Peebles	24,963	01/31/2022
Pemberton Township, NJ
Swede Square	2003	100%	99,000		9,307,000		(3)	88%	LA Fitness	37,200	06/30/2016
East Norriton, PA
Valley Plaza	2003	100%	191,000		9,483,000		(3)	100%	K-Mart	95,810	09/30/2009
Hagerstown, MD									Ollie’s	41,888	03/31/2011
									Tractor Supply	32,095	05/31/2010
Wal-Mart Center	2003	100%	156,000		11,449,000			95%	Wal-Mart	95,482	01/31/2020
Southington, CT									Namco	20,000	01/31/2011
South Philadelphia	2003	100%	283,000		43,602,000		(3)	97%	Shop Rite	54,388	09/30/2018
Philadelphia, PA									Bally’s Total Fitness	31,000	05/31/2017
									Ross Stores	31,349	01/31/2013
									National Wholesale Liquidators	26,000	01/31/2016
									Modell’s	20,000	01/31/2018
									Strauss Discount Auto	20,000	11/30/2013
River View Plaza I, II and III	2003	100%	244,000		48,657,000		(3)	95%	United Artists	77,700	12/31/2018
Philadelphia, PA									DA Lease Co.	25,000	01/31/2005
									Pep Boys	22,000	09/30/2014
Columbus Crossing	2003	100%	142,000		23,109,000		(3)	100%	Super Fresh Supermarket	61,506	09/30/2020
Philadelphia, PA									Old Navy	25,000	09/30/2008
									A.C. Moore	22,000	09/30/2011
Sunset Crossing	2003	100%	74,000		10,849,000		(3)	96%	Giant Foods	54,332	06/30/2022
Dickson City, PA
The Commons	2004	100%	175,000		16,671,000		(3)	98%	Elder-Beerman Stores	54,500	01/31/2017
DuBois, PA									Shop ‘n Save	52,654	10/07/2015
Townfair Center	2004	100%	204,000		16,796,000	10,167,000		97%	Lowe’s Home Centers	95,173	12/31/2015
White Township, PA									Shop ‘n Save	50,000	02/08/2012
Lake Raystown Plaza	2004	100%	84,000		8,073,000		(3)	100%	Giant Foods	39,244	07/31/2015
Huntingdon, PA
Franklin Village Plaza	2004	100%	304,000	(4)	71,606,000	43,500,000		96%	Stop & Shop (4)	75,000	10/31/2025
Franklin, MA									Marshalls	26,890	01/31/2009
The Brickyard	2004	100%	275,000		34,697,000		(3)	98%	Sam’s Club	109,755	01/31/2010
Berlin, CT									The Home Depot	103,003	01/31/2010
									Syms	38,000	03/31/2010

Sub-total Stabilized Properties			3,776,000		435,587,000	156,055,000		97%

Back to Contents

	Year acquired	Percent owned (2)	GLA		Net book value	Mortgage loan payable balance		Percent occupied	Major tenants [>=20,000 SF of GLA]

Property description									Name	SF	Lease expiration

DEVELOPMENT/REDEVELOPMENT PROPERTIES:
Camp Hill Mall	2002	100%	449,000		32,257,000	14,000,000	(5)	67%	Boscov’s	167,597	09/30/2010
Camp Hill, PA									Giant Foods	42,070	01/31/2011
									Barnes & Noble	24,908	01/31/2011
Golden Triangle	2003	100%	192,000		13,391,000	9,987,000		86%	Marshalls	30,000	05/31/2010
Lancaster, PA									Staples	24,060	05/31/2012
									B&G Inc.	22,000	04/30/2009
Carbondale Plaza	2004	100%	130,000		8,758,000	—		61%	Weis Markets	52,720	02/29/2016
Carbondale, PA
Huntingdon Plaza	2004	100%	151,000		5,003,000		(3)	50%	Peebles	22,060	01/31/2018
Huntingdon, PA
Hamburg Commons	2004	100%	98,000		5,872,000	—		14%
Hamburg, PA
Meadows Marketplace	2004	100%	91,000	(6)	1,977,000	—		—	Giant Foods (6)	65,000	09/30/2025
South Hanover Township, PA

Sub-total Development/Redevelopment Properties			1,111,000		67,258,000	23,987,000		57%

LAND ASSETS:
Washington Center Shoppes parcel	2001	100%	N/A		250,000	—		N/A
Washington Township, NJ
Pine Grove Plaza parcel	2003	100%	N/A		388,000	388,000		N/A
Pemberton Township, NJ
Lake Raystown Plaza parcel	2004	100%	N/A		770,000	—		N/A
Huntingdon, PA
Halifax Plaza parcel	2004	100%	N/A		1,072,000	—		N/A
Halifax, PA

Sub-total Land Assets			—		2,480,000	388,000		—

TOTAL PORTFOLIO			4,887,000		$505,325,000	$180,430,000		88%

(1)	“Stabilized properties” are those properties, with no development/redevelopment activities, having an occupancy rate of at least 80%.
(2)
Other than the partnerships owning the Red Lion and the LA Fitness Facility properties, the terms of the several joint venture agreements provide, among other things, that the minority interest partners receive certain preferential returns on their investments prior to any distributions to the Company.

(3)
Properties pledged as collateral under the Company’s secured revolving credit facility, including Valley Plaza which is being added to the collateral pool. The total net book value of all such properties was $209,451,000 at December 31, 2004; the total amounts outstanding under the secured revolving credit facility at that date was $68,200,000.

(4)
Stop & Shop is presently constructing an addition to its existing 55,000 sq. ft. store which will increase the size to 75,000 sq. ft. Upon completion, which is estimated to be November 1, 2005, the extended lease term will run for 20 years from that date. The total GLA for the shopping center includes approximately 15,000 sq. ft. which will result from the Stop & Shop expansion.

(5)
In February 2005, the Company received a commitment for an aggregate of $49 million in construction financing, which provides for the repayment of the $14 million in original acquisition financing, as well as funding for substantially all the projected redevelopment costs at the property. The facility will bear interest at 185 bps over LIBOR and mature in three years.

(6)
Giant Foods has signed a 20-year lease for a 65,000 sq. ft. store at Meadows Marketplace. Development activities have commenced, are expected to cost approximately $10 million (including the cost of the land), and are projected to be completed in September 2005. At present, it is anticipated that this property will contain a total of  approximately 91,000 sq. ft. of GLA.

The terms of the Company’s retail leases vary from tenancies at will to 25 years, excluding extension options. Anchor tenant leases are typically for 10 to 25 years, with one or more extension options available to

Back to Contents

the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for 5-year terms. The longer terms of major tenant leases serve to protect the Company against significant vacancies and to assure the presence of strong tenants who draw consumers to its centers. The shorter terms of smaller store leases allow the Company under appropriate circumstances to adjust rental rates periodically for non-major store space and, where possible, to upgrade the overall tenant mix.

Leases to anchor tenants generally provide lower minimum rents per square foot than smaller store leases. The Company believes that minimum rental rates for most anchor tenant leases entered into several years ago are at or below current market rates, while recent anchor tenant leases and most non-anchor leases provide for minimum rental rates that more closely reflect current market conditions.

Most leases contain provisions requiring tenants to pay their pro rata share of real estate taxes and certain operating costs. Some leases also provide that tenants pay percentage rent based upon sales volume generally in excess of certain negotiated minimums.

Risk Factors

General

The Company’s performance and value are subject to risks associated with real estate assets and with the real estate industry, including risks related to adverse changes in national, regional and local economic and market conditions. The Company’s ability to make expected distributions to its shareholders depends on its ability to generate sufficient revenues to meet operating expenses, future debt service and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond the Company’s control may decrease cash available for distribution and the value of its properties. These events include, but may not be limited to, the following:

1.	local oversupply, increased competition or declining demand for real estate;
2.	inability to collect rent from tenants;
3.	vacancies or an inability to rent space on favorable terms;
4.	inability to finance property development, tenant improvements and acquisitions on favorable terms;
5.	increased operating costs, including real estate taxes, insurance premiums and utilities;
6.	costs of complying with changes in governmental regulations;
7.	the relative illiquidity of real estate investments;
8.	changing submarket demographics; and
9.	changing traffic patterns.

In addition, periods of economic slowdown or recession, rising interest rates or declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults under existing leases, which would adversely affect the Company’s financial condition, results of operations, cash flow, per share trading price of its common stock, and the ability to satisfy its debt service obligations and to make distributions to its shareholders.

Future Growth and Maintenance of Profitable Operations

The Company has recently experienced and expects to continue to experience rapid growth. All of the Company’s properties have been acquired since 2000, and the acquisition of any additional properties would generate additional operating expenses that the Company would be required to pay. As the Company acquires additional properties, it will be subject to risks associated with managing new properties, including tenant

Back to Contents

retention and mortgage default. There can be no assurance that the Company will be able to adapt its management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to integrate these properties into its portfolio without operating disruptions or unanticipated costs. Any failure by the Company to successfully integrate any future acquisitions into its portfolio could have a material adverse effect on its business and operations.

The Company had net income of $7,860,000 in 2004, and net losses of $147,000, $468,000 and $21,275,000 for the years ended December 31, 2001, 2002 and 2003, respectively. In 2003, approximately $20.8 million of these losses were one-time transaction costs associated with the 2003 public offering. If the Company is unable to maintain profitability, the market price of its common stock could decrease, and its business and operations could be negatively impacted.

The Company’s properties will be subject to increases in real estate and other tax rates, utility costs, insurance costs, repairs, maintenance and other operating expenses, and administrative expenses. Rising operating expenses could reduce the Company’s cash flow and funds available for future distributions. The Company’s properties and any properties it acquires in the future are and will be subject to operating risks common to real estate in general, any or all of which may have a negative affect. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, then the Company could be required to expend funds to stabilize that property’s operating expenses.

Retention of Key Personnel

The Company’s success depends on the efforts of key personnel, particularly Leo S. Ullman, chairman, president, and chief executive officer, whose continued service is not guaranteed. The loss of services of key personnel could materially and adversely affect the Company’s operations because of diminished relationships with lenders, sources of equity capital, and existing and prospective tenants.

Development/Redevelopment Activities

Development/redevelopment activities may be delayed or otherwise may not achieve expected results. The Company is in the process of developing one property (Meadows Marketplace), redeveloping several of its other properties (Camp Hill Mall, Golden Triangle, Carbondale Plaza, Huntingdon Plaza and Hamburg Commons), and expects to continue such activities in the future. In this connection, the Company will bear certain risks, including the risks of construction delays or cost overruns that may increase project costs and make such project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable the Company to pay operating expenses or earn the targeted rate of return on investment, and the risk of incurrence of predevelopment costs in connection with projects that are not pursued to completion. In addition, consents may be required from various tenants, lenders, and/or joint venture partners. In case of an unsuccessful project, the Company’s loss could exceed its investment in the project.

Acquisitions

Integral to the Company’s business strategy is its ability to expand through acquisitions, which requires it to identify suitable acquisition candidates or investment opportunities that meet its criteria and are compatible with its growth strategy. The Company analyzes potential acquisitions on a property-by-property and market-by-market basis. It may not be successful in identifying suitable real estate properties or other assets that meet its acquisition criteria, or in consummating acquisitions or investments on satisfactory terms. Failure to identify or consummate acquisitions could reduce the number of acquisitions the Company completes and slow its growth, which could in turn harm its stock price.

Back to Contents

The Company competes with many other entities engaged in real estate investment activities for acquisitions of retail properties, including institutional investors, REITs, and other owner-operators of shopping centers. These competitors may drive up the price the Company must pay for real estate properties, or may succeed in acquiring those properties themselves. In addition, the Company’s potential acquisition targets may find such competitors to be more attractive suitors for a number of reasons, such as, for example, they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy. Further, the number of entities and the amount of funds competing for suitable investment properties may increase. This would result in increased demand for these assets and therefore increased prices paid for them. If the Company pays higher prices for properties, its profitability could be reduced.

Dependence on Rental Income

Substantially all of the Company’s revenues are derived from rental income from its properties. The Company’s tenants may experience a downturn in their business at any time that may weaken their financial condition. As a result, any such tenants may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, or declare bankruptcy. Any leasing delays, failure to make rental payments when due, or tenant bankruptcies could result in the termination of the tenant’s lease, and material losses to the Company and its operating results. In addition, adverse market conditions and competition may impede the Company’s ability to renew leases or re-let space as leases expire, which could harm its business and operating results.

The Company’s business may be seriously harmed if any anchor tenant fails to renew its lease or vacates a property and prevents the Company from re-leasing that property by continuing to pay base rent for the balance of the term. In addition to the loss of rental payments from the anchor tenant, a lease termination by an anchor tenant or a failure by that anchor tenant to occupy the premises could result in lease terminations or reductions in rent by other tenants in the same shopping center whose leases permit cancellation or rent reduction under these circumstances.

The Company may be restricted from re-leasing space based on existing exclusivity lease provisions with some of its tenants. In these cases, the leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center which limit the ability of other tenants within that center to sell that merchandise or provide those services. When re-leasing space after a vacancy by one of these other tenants, these provisions may limit the number and types of prospective tenants for the vacant space. The failure to re-lease space or to re-lease space on satisfactory terms could harm operating results.

The Company also faces competition from similar retail centers within its respective trade areas that may affect its ability to renew leases or re-let space as leases expire. In addition, any new competitive properties that are developed within the trade areas of the Company’s existing properties may result in increased competition for customer traffic and creditworthy tenants. Increased competition for tenants may require the Company to make capital improvements to properties that it would not have otherwise planned to make. Any unbudgeted capital improvements the Company undertakes may reduce cash that would otherwise be available for distributions to shareholders. Ultimately, to the extent the Company is unable to renew leases or re-let space as leases expire, it would result in decreased cash flow from tenants and harm operating results.

At December 31, 2004, eight of the Company’s properties had a Giant Foods supermarket as an anchor tenant, and one property had a Stop & Shop supermarket as an anchor tenant. For the year ended December 31, 2004, the combination of Giant Foods and Stop & Shop represented approximately 10% of the Company’s total revenues. Ahold N.V., a Netherlands corporation and the ultimate parent company of Giant Foods and Stop & Shop, generally guarantees the Giant Food leases.

Back to Contents

Any bankruptcy filings by or relating to one of the Company’s tenants or a lease guarantor would generally bar efforts by the Company to collect pre-bankruptcy debts from that tenant, or lease guarantor, unless the Company receives an order permitting it to do so from the bankruptcy court. A bankruptcy by a tenant or lease guarantor could delay efforts to collect past due balances, and could ultimately preclude full collection of these sums. If a lease is affirmed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must generally be paid in full. However, if a lease is disaffirmed by a tenant in bankruptcy, the Company would have only an unsecured claim for damages, which would be paid normally only to the extent that funds are available, and only in the same percentage as is paid to all other members of the same class of unsecured creditors. It is possible and indeed likely that the Company would recover substantially less than the full value of any unsecured claims it holds, which may in turn harm its financial condition.

Joint Ventures

The Company owns some of its properties through joint ventures and in the future it may co-invest with third parties through joint ventures. The Company may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with the Company’s business interests or goals, and may be in a position to take actions contrary to the Company’s policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither the Company nor the joint venture partner would have full control over the joint venture. Any disputes that may arise between the Company and joint venture partners may result in litigation or arbitration that would increase the Company’s expenses and prevent its officers and/or directors from focusing their time and effort on Company business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, the Company may in certain circumstances be liable for the actions of its third-party joint venture partners. Further, the terms of certain of its joint venture partnership agreements provide for minimum priority cumulative returns to the joint venture partners. To the extent that these specified minimum returns are not achieved, the Company’s equity interest in these partnerships may be negatively affected.

Borrowings/Debt

At December 31, 2004, the Company had approximately $248.6 million of outstanding debt, of which its share was approximately $212.1 million. Approximately $87.2 million of this outstanding debt bore interest at a variable rate, of which the Company’s share was approximately $84.7 million. During 2004, the Company’s LIBOR base for its variable rate debt increased from 1.14% at December 31, 2003 to 2.42% at December 31, 2004. Increases in interest rates may impede the Company’s operating performance and put it at a competitive disadvantage. Required repayments of debt and related interest can adversely affect the Company’s operating performance.

The Company intends to incur additional debt in connection with future acquisitions of real estate. The Company also may borrow funds to make distributions to shareholders. The Company’s debt may harm its business and operating results by (1) requiring it to use a substantial portion of its funds from operations to pay interest, which reduces the amount available for distributions, (2) placing it at a competitive disadvantage compared to competitors that have less debt, (3) making it more vulnerable to economic and industry downturns and reducing its flexibility in responding to changing business and economic conditions, and (4) limiting its ability to borrow more money for operations, capital expenditures, or to finance acquisitions in the future.

Back to Contents

In addition to these risks and those normally associated with debt financing, including the risk that the Company’s cash flow will be insufficient to meet required payments of principal and interest, the Company is also subject to the risk that it will not be able to refinance existing indebtedness on its properties (which, in most cases, will not have been fully amortized at maturity), or that the terms of any refinancing it could obtain would not be as favorable as the terms of its existing indebtedness. If the Company is not successful in refinancing this debt when it becomes due, it may be forced to dispose of properties on disadvantageous terms, which might adversely affect its ability to service other debt and to meet its other obligations.

The financial covenants in the Company’s loan agreements may restrict its operating or acquisition activities, which may harm its financial condition and operating results. The mortgages on the Company’s properties contain customary negative covenants, such as those that limit its ability, without the prior consent of the lender, to further mortgage the applicable property, to enter into leases, or to discontinue insurance coverage. The Company’s ability to borrow under its secured revolving credit facility is subject to compliance with these financial and other covenants, including restrictions on property eligible for collateral, and overall restrictions on the amount of indebtedness the Company can incur. If the Company breaches covenants in its debt agreements, the lender can declare a default and require the Company to repay the debt immediately and, if the debt is secured, can take possession of the property securing the loan.

Insurance

Potential losses may not be covered by insurance. The Company carries comprehensive liability, fire, flood, extended coverage and rental loss insurance under a blanket policy covering all of its properties. The Company believes the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. The Company does not carry insurance for generally uninsured losses such as loss from war, nuclear accidents, and nuclear, biological and chemical occurrences from terrorist’s acts. Some of the insurance, such as that covering losses due to terrorism, floods and earthquakes, is subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. Additionally, certain tenants have termination rights in respect of certain casualties. If the Company receives casualty proceeds, it may not be able to reinvest such proceeds profitably or at all, and it may be forced to recognize taxable gain on the affected property.  If the Company experiences losses that are uninsured or that exceeds policy limits, it could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, the Company would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Economic Conditions

The Company’s properties consist primarily of neighborhood and community shopping centers, and its performance therefore is linked to economic conditions in the market for retail space generally. The market for retail space has been and could be adversely affected by weakness in the national, regional and local economies, the adverse financial condition of some large retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. To the extent that any of these conditions occur, they are likely to impact market rents for retail space.

The Company’s properties are located in the Northeast, primarily in eastern Pennsylvania, which exposes it to greater economic risks than if it owned properties in several geographic regions. Any adverse economic or real estate developments in the Northeast resulting from the region’s regulatory environment, business climate, fiscal problems or weather, could have an adverse impact on the Company’s prospects. In addition, the economic condition of each of the Company’s markets may be dependent on one or more

Back to Contents

industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm the Company’s performance in the affected market.

Economic and market conditions also may impact the ability of the Company’s tenants to make payments required by their leases. If the Company’s properties do not generate sufficient income to meet operating expenses, including future debt service, income and results of operations would be significantly harmed.

Failure to Qualify as a REIT

If the Company does not qualify as a REIT, its distributions will not be deductible by it, and its income will be subject to taxation, reducing earnings available for distribution. The Company has elected since 1986 to be taxed as a REIT under the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.

The Company intends to make distributions to shareholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require the Company to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code. Certain assets generate substantial differences between taxable income and income recognized in accordance with accounting principles generally accepted in the United States (“GAAP”). Such assets include operating real estate that was acquired through structures that may limit or completely eliminate the depreciation deduction that would otherwise be available for income tax purposes. As a result, the requirement to distribute a substantial portion of net taxable income could cause the Company to (1) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, (2) borrow on unfavorable terms, or (3) sell assets in adverse market conditions. If the Company fails to obtain debt or equity capital in the future, it could limit its ability to grow, which could have a material adverse effect on the value of its common stock.

Dividends payable by REITs do not qualify for the reduced tax rates under recently enacted tax legislation which reduces the maximum tax rate for dividends payable to individuals from 35% to 15% (through 2008). Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals to perceive investments in REITs to be relatively less attractive investments than in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs.

Federal, State and Local Regulations

The Company could incur significant costs related to regulations and litigation over environmental matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at such property and may be held liable to a governmental entity or to third parties for property damage, and for investigation and clean up costs incurred by such parties in connection with contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such property or to borrow using such property as collateral. In connection with the ownership, operation and management of real properties, the Company is potentially liable for removal or remediation costs, as well as certain other related costs and liabilities, including governmental fines and injuries to persons and property.

Back to Contents

The Company may incur significant costs complying with the Americans with Disabilities Act of 1990 (the “ADA”) and similar laws, which require that all public accommodations meet federal requirements related to access and use by disabled persons, and with various other federal, state and local regulatory requirements, such as state and local fire and life safety requirements.

Although the Company believes that its properties are currently in material compliance with present requirements of the ADA and other regulations, it has not conducted an audit or investigation of all its properties to determine compliance. If one or more of the Company’s properties were not in compliance with such federal, state and local laws, the Company could be required to incur additional costs to bring the property into compliance. If the Company incurs substantial costs to comply with such requirements, its business and operations could be adversely affected. If the Company fails to comply with such requirements, it might incur governmental fines or private damage awards. In addition, the Company does not know whether existing requirements will change or whether future requirements will require it to make significant unanticipated expenditures that will adversely impact its business and operations.

Restrictions on Change of Control

The Company’s charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress the price of its common stock. The charter, subject to certain exceptions, authorizes directors to take such actions as are necessary and desirable relating to qualification as a REIT, and to limit any person to beneficial ownership of no more than 9.9% of the outstanding shares of the Company’s common stock. The board of directors, in its sole discretion, may exempt a proposed transferee from the ownership limit, but may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership could jeopardize the Company’s status as a REIT. These restrictions on transferability and ownership will not apply if the Company’s board of directors determines that it is no longer in the Company’s best interests to continue to qualify as, or to be, a REIT. This ownership limit may delay or impede a transaction or a change of control that might involve a premium price for the Company’s common stock or otherwise be in the best interests of shareholders.

The Company may authorize and issue stock and OP Units without shareholder approval. The Company’s charter authorizes the board of directors to issue additional shares of common or preferred stock, to issue additional OP Units, to classify or reclassify any unissued shares of common or preferred stock, and to set the preferences, rights and other terms of such classified or unclassified shares. Although the board of directors has no such intention at the present time, it could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for the Company’s common stock or otherwise be in the best interests of shareholders.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire the Company or of impeding a change of control under circumstances that otherwise could provide the holders of shares of the Company’s common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

1.
“business combination” provisions that, subject to limitations, prohibit certain business combinations between the Company and an “interested stockholder” (defined generally as any person or an affiliate thereof who beneficially owns 10% or more of the voting power of the Company’s shares) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

Back to Contents

2.
“control share” provisions that provide that the Company’s “control shares” (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of control shares) have no voting rights except to the extent approved by the Company’s shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

The Company has opted out of these provisions of the MGCL. However, the board of directors may, by resolution, elect to opt in to the business combination provisions of the MGCL, and the Company may, by amendment to its bylaws, opt in to the control share provisions of the MGCL.

Terrorism

Future terrorist attacks in the U.S., such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and other acts of terrorism or war, could harm the demand for and the value of the Company’s properties. Terrorist attacks could directly impact the value of the Company’s properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or may cost more. To the extent that the Company’s tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases could be adversely affected.

Back to Contents

Item 2.  Properties

The Company’s properties at December 31, 2004 are described under Item 1, in the notes to consolidated financial statements, and in Schedule III, contained elsewhere in this report. The following tables set forth lease expiration and tenant concentration data with respect to the Company’s property portfolio as of December 31, 2004:

Year of lease expiration	Number of leases expiring	Sq ft of leases expiring	Annualized expiring base rents	Annualized expiring base rents per sq ft	Percentage of annualized expiring base rents

M-T-M	7	16,000	$222,000	$13.54	0.49%
2005	59	261,000	3,835,000	14.69	8.39%
2006	72	338,000	4,052,000	11.99	8.87%
2007	69	257,000	3,501,000	13.64	7.66%
2008	60	315,000	4,501,000	14.28	9.85%
2009	65	365,000	3,457,000	9.47	7.57%
2010	20	548,000	3,969,000	7.24	8.69%
2011	20	307,000	2,616,000	8.52	5.73%
2012	22	206,000	2,166,000	10.50	4.74%
2013	15	124,000	1,439,000	11.58	3.15%
2014	19	150,000	1,964,000	13.06	4.30%
Thereafter	39	1,420,000	13,965,000	9.85	30.57%

	467	4,307,000	45,687,000	10.61	100.00%
Vacant (a)	N/A	580,000	N/A	N/A	N/A

Total portfolio	467	4,887,000	$45,687,000	$9.35	N/A

(a)	Includes locations presently undergoing development and/or redevelopment activities.

Back to Contents

Tenant	Number of stores	Total sq ft of GLA	Percentage of total sq ft of GLA	Annualized base rent	Annualized base rent per sq ft	Percentage annualized base rents

Top ten tenants:
Giant Foods/Stop & Shop	9	467,000	9.6%	$4,978,000	$10.65	10.9%
LA Fitness	3	123,000	2.5%	1,743,000	14.17	3.8%
Staples	5	111,000	2.3%	1,420,000	12.83	3.1%
United Artists Theatre Group	1	78,000	1.6%	1,329,000	17.10	2.9%
Wal-Mart/Sam’s Club	2	205,000	4.2%	1,256,000	6.12	2.7%
Shop ‘n Save	2	103,000	2.1%	854,000	8.32	1.9%
Boscov’s	1	168,000	3.4%	742,000	4.43	1.6%
The Home Depot	1	103,000	2.1%	670,000	6.50	1.5%
Super Fresh Super Markets	1	62,000	1.3%	650,000	10.57	1.4%
Best Buy	1	46,000	0.9%	619,000	13.46	1.4%

Sub-total top ten tenants	26	1,466,000	30.0%	14,261,000	9.74	31.2%
Remaining tenants	441	2,841,000	58.1%	31,426,000	11.06	68.8%

Sub-total all tenants	467	4,307,000	88.1%	45,687,000	10.61	100.0%
Vacant (a)	N/A	580,000	11.9%	N/A	N/A	N/A

Total (including vacant)	467	4,887,000	100.0%	$45,687,000	$9.35	N/A

(a)	Includes locations presently undergoing development and/or redevelopment activities.

Two of the Company’s properties either contributed more than 10% of total revenues during 2004 or had a net book value equal to more than 10% of total assets at December 31, 2004.  No tenants lease more than 10% of GLA.  The following tables show certain information for the two properties during the prior three years, or for the period of the Company’s ownership:
Property	Year	Occupany rate at year end	Annualized base rent per leased sq ft

Franklin Village Plaza	2004	96%	$17.93
River View Plaza I, II and III	2004	95%	$18.43
	2003	95%	$17.98

The following tables show annual lease expiration data as of December 31, 2004 for each of the above properties (assuming that none of the tenants exercise extension options where available).  Annualized expiring base rents represent the contractual rents for the expiring leases:

Back to Contents

Franklin Village Plaza

Year of lease expiration	Number of leases expiring	Sq ft of leases expiring	Annualized expiring base rents	Annualized expiring base rents per sq ft	Percentage of annualized expiring base rents

M-T-M	1	841	$20,154	$23.96	0.38%
2005	16	59,687	1,119,514	18.76	21.33%
2006	13	34,973	793,730	22.70	15.12%
2007	8	17,633	406,123	23.03	7.74%
2008	9	32,923	756,381	22.97	14.41%
2009	9	44,821	625,918	13.96	11.92%
2010	2	12,005	252,834	21.06	4.82%
2011	3	8,408	181,953	21.64	3.47%
2012	1	2,550	64,927	25.46	1.24%
2013	1	3,908	78,160	20.00	1.49%
Thereafter	1	75,000	950,000	12.67	18.10%

Total	64	292,749	$5,249,694	$17.93	100.00%

River View Plaza I, II and III

Year of lease expiration	Number of leases expiring	Sq ft of leases expiring	Annualized expiring base rents	Annualized expiring base rents per sq ft	Percentage of annualized expiring base rents

M-T-M	1	4,000	$70,032	$17.51	1.64%
2005	6	46,397	888,699	19.15	20.79%
2006	2	29,000	678,467	23.40	15.87%
2007	1	8,669	213,552	24.63	5.00%
2008	6	28,727	586,733	20.42	13.73%
2009	2	2,800	80,750	28.84	1.89%
2010	1	10,279	140,000	13.62	3.28%
2014	2	24,400	287,320	11.78	6.72%
Thereafter	1	77,700	1,328,950	17.10	31.09%

Total	22	231,972	$4,274,503	$18.43	100.00%

Depreciation on all the Company’s properties is calculated using the straight-line method over the estimated useful lives of the respective real properties and improvements, which range from five to forty years.  At December 31, 2004, the federal income tax bases for the above properties were approximately $72.3 million for Franklin Village Plaza and $49.3 million for River View Plaza I, II and III.

At December 31, 2004, the real estate tax rates (per $100 of assessed valuation) for the above properties were approximately $1.10 for Franklin Village Plaza and $33.06 for River View Plaza I, II and III. Real estate tax expense for 2004 was $59,000 for Franklin Village Plaza (acquired November 1, 2004) and $372,000 for River View Plaza I, II and III.

The Company’s executive office is located in 6,200 square feet (increased to 7,500 square feet effective as of March 1, 2005) at 44 South Bayles Avenue, Port Washington, New York, which it leases from a partnership owned 24% by the Company’s Chief Executive Officer. The lease expires in February 2010. The

Back to Contents

Company believes that the lease terms are at fair market value. The Company also maintains property management, construction management and/or leasing offices at two of its shopping-center properties.

Item 3.  Legal Proceedings

The Company is not presently involved in any litigation, nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries, which is either not covered by the Company’s liability insurance, or, in management’s opinion, would result in a material adverse effect on the Company’s financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders: None

Directors and Executive Officers of the Company

Information regarding the Company’s directors and executive officers is set forth below:

Leo S. Ullman	65	Chairman of the Board of Directors, Chief Executive Officer
and President
Brenda J. Walker	52	Director and Vice President
James J. Burns	65	Director
Johannes A.M.H. der Kinderen	64	Director
Richard Homburg	55	Director
Everett B. Miller, III	59	Director
Roger M. Widmann	65	Director
Thomas J. O’Keeffe	60	Chief Financial Officer
Thomas B. Richey	49	Vice President and Director of Development and Construction Services

Stuart H. Widowski	44	Secretary and General Counsel

Leo S. Ullman, chief executive officer, president and chairman of the board of directors, has been involved in real estate property and asset management for approximately twenty-five years. He was chairman and president of the real estate management companies which were merged into the Company in 2003, and their respective predecessors and affiliates, since 1978.  Mr. Ullman was first elected as the Company’s chairman in April 1998 and served until November 1999. He was re-elected in December 2000. Mr. Ullman also has been chief executive officer and president from April 1998 to date. He has been a member of the New York Bar since 1966 and was in private legal practice until 1998. From 1984 until 1993, he was a partner in the New York law firm of Reid & Priest (now Thelen, Reid & Priest), and served as initial director of its real estate group. Mr. Ullman received an A.B. from Harvard University, an M.B.A. from the Columbia University Graduate School of Business and a J.D. from the Columbia University School of Law where he was a Harlan Fiske Stone scholar.  He has lectured and written several books, monographs and articles on investment in US real estate, and is a former adjunct professor of business at the NYU Graduate School of Business.

Brenda J. Walker has been vice president and a director since 1998, and was treasurer from April 1998 until November 1999. She was president of Brentway Management LLC and vice president of SKR Management Corp. from 1994, vice president of API Management Services Corp. and API Asset Management, Inc. from 1992 through 1995, and vice president of Cedar Bay Realty Advisors, Inc. from 1998. Ms. Walker has been involved in real estate property and asset management for more than twenty years. Ms. Walker received a B.A. from Lincoln University.

James J. Burns, a director since 2001 and a member of the Audit (Chair) and Nominating/Corporate Governance committees, has been chief financial officer and senior vice president of Wellsford Real

Back to Contents

Properties, Inc. since December 2000. He joined Wellsford in October 1999 as chief accounting officer upon his retirement from Ernst & Young in September 1999. At Ernst & Young, Mr. Burns was a senior audit partner in the E&Y Kenneth Leventhal Real Estate Group for 22 years. Since 2000, Mr. Burns has also served as a director of One Liberty Properties, Inc., a REIT listed on the New York Stock Exchange. Mr. Burns is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Burns received an B.A. and M.B.A. from  Baruch College of the City University of New York.

Johannes A.M.H. der Kinderen, a director since 1998 and a member of the Audit, Compensation and Nominating/Corporate Governance (Chair) committees, was the director of investments from 1984 through 1994 for Rabobank Pension Fund, and has been or is chairman and/or a member of the board of the following entities: Noord Amerika Real Estate B.V. (from 1995 to 2004); Noord Amerika Vast Goed B.V. (from 1985 to 2004); Mass Mutual Pierson (M.M.P.) (from 1988 to 1997); Warner Building Corporation (since 1996); GIM Vastgoed I-II-III (since 1998); Fellion Investments B.V. (since 2001); N.V. Maatschappij voor Trustzaken Ameuro (since 2002); and Boom & Slettenhaar Fondsen VI-VII-VIII-IX-X-XI (since 2001). Mr. Der Kinderen received a Drs. degree in Economics from the University of Utrecht.

Richard Homburg, a director since 1999, and chairman from November 1999 to August 2000, was born and educated in the Netherlands. Mr. Homburg was the president and CEO of Uni-Invest N.V., a publicly-listed Dutch real estate fund, from 1991 until 2000. In 2002, an investment group purchased 100% of the shares of Uni-Invest N.V., taking it private, at which time it was one of the largest real estate funds in the Netherlands with assets of approximately $2.5 billion CDN. Mr. Homburg is chairman and CEO of Homburg Invest Inc. and president of Homburg Invest USA Inc. (a wholly-owned subsidiary of Homburg Invest Inc.). In addition to his varied business interests, Mr. Homburg has served on many boards. Previous positions held by Mr. Homburg include president and director of the Investment Property Owners of Nova Scotia, Evangeline Trust and World Trade Center in Eindhoven, the Netherlands, as well as director or advisory board member of other large charitable organizations. Mr. Homburg was named 2004 Entrepreneur of the Year for the Atlantic Provinces by Ernst & Young LLP.

Everett B. Miller, III, a director since 1998 and a member of the Audit, Compensation and Nominating/Corporate Governance committees, is vice president of alternative investments at YMCA Retirement Fund. In March 2003, Mr. Miller was appointed to the Real Estate Advisory Committee of the New York State Common Retirement Fund. Prior to his retirement in May 2002 from Commonfund Realty, Inc., a registered investment advisor, Mr. Miller was the chief operating officer of that company from 1997 until May 2002. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior thereto, Mr. Miller was employed for eighteen years at affiliates of Travelers Realty Investment Co., at which his last position was senior vice president. Mr. Miller received a B.S. from Yale University.

Roger M. Widmann, a director since October 2003 and a member of the Compensation committee (Chair), was a principal of the investment banking firm of Tanner & Co., Inc. from 1997 to 2004. From 1986 to 1995, Mr. Widmann was a senior managing director of Chemical Securities Inc., a subsidiary of Chemical Banking Corporation (now JPMorgan Chase Corporation). Prior to joining Chemical Securities Inc., Mr. Widmann was a founder and managing director of First Reserve Corporation, the largest independent energy investing firm in the U.S. Previously, he was senior vice president with the investment banking firm of Donaldson, Lufkin & Jenrette, responsible for the firm’s domestic and international investment banking business. He had also been a vice president with New Court Securities Corporation (now Rothschild, Inc.). He was a director of Lydall, Inc. (NYSE), Manchester, CT, a manufacturer of thermal, acoustical and filtration materials, from 1974 to 2004, and its chairman from 1998 to 2004. He is a director of Paxar Corporation, White Plains, NY, a global manufacturer of labeling systems. He is also a senior moderator of the Executive Seminar in the Humanities at The Aspen Institute, and is a board member of the March of Dimes of Greater

Back to Contents

New York and of Oxfam America. Mr. Widmann received an A.B. from Brown University and a J.D. from Columbia University.

Thomas J. O’Keeffe joined the Company in November 2002 as chief financial officer. Prior thereto, Mr. O’Keeffe served as a financial consultant from 1997 to 2002, as chief financial officer of Bradley Real Estate, Inc., a shopping center REIT, from 1985 to 1996, as chief financial officer of R.M. Bradley & Co., Inc., a full service real estate management company from 1981 to 1997, and as audit manager for Deloitte & Touche from 1975 to 1981. Mr. O’Keeffe, a certified public accountant, is also a director of the John Fitzgerald Kennedy Library Foundation, and serves on its executive, audit and investment committees. Mr. O’Keeffe received a B.S.A. from Bentley College and an M.B.A. from Babson College.

Thomas B. Richey joined the Company in 1998 as vice president and director of development and construction services. Mr. Richey has been involved in the real estate business for more than 25 years. He served as director of a historic site service project in Muncy, PA, from 1978 through 1980, and as economic development director of the city of Williamsport, PA, from 1980 through 1983. From 1983 to 1986, Mr. Richey was involved with acquisitions and construction for Lundy Construction Company and for Shawnee Management, Inc. From 1988 through 1996, Mr. Richey was a partner in two companies involved in renovating and providing other services to hotel properties. From 1996 through 1998, Mr. Richey was business and project manager for Grove Associates, Inc., an engineering and surveying company. Mr. Richey received a B.A. from Lycoming College.

Stuart H. Widowski joined the Company in 1996 as secretary and general counsel. He was in private practice for seven years, including five years with the New York law firm of Reid & Priest (now Thelen, Reid & Priest). From 1991 through 1996, Mr. Widowski served in the legal department of the Federal Deposit Insurance Corporation. Mr. Widowski received a B.A. from Brandeis University and a J.D. from the University of Michigan.

Back to Contents

Part II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dividend Information

A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT.  The Company was not required to, and did not, pay dividends in 2003 or 2002.  During 2004, the Company paid dividends totaling $0.835 per share (as per the schedule set forth below). While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, where applicable, covenant limitations under the secured revolving credit facility, and such other factors as the Board of Directors may deem relevant.

Market Information

The Company had 19,350,981 shares of common stock outstanding held by 416 shareholders of record at December 31, 2004.  The Company believes it has more than 2,200 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”.  Prior to the 2003 public offering and the Company’s listing on the NYSE, the Company’s shares were thinly traded on the NASDAQ small cap market and, as such, the price could vary significantly depending on the size and the “spread” between the inside bid and asked quotations and the quantity of shares actually being traded. The following table sets forth, for each quarter for the last two years, (1) the high, low, and closing prices of the Company’s common stock, and (2) dividends paid (all per share data have been adjusted to reflect the 2-for-1 stock split that was paid as a stock dividend in July 2003 and the 1-for-6 reverse stock split effectuated in October 2003):

	Market price range			Dividends paid

Quarter ended	High	Low	Close

2004
March 31	$14.33	$12.10	$14.19	$0.160
June 30	14.25	10.95	11.49	0.225
September 30	13.94	11.35	13.95	0.225
December 31	14.37	13.00	14.30	0.225
2003
March 31	$18.69	$12.66	$16.41	$—
June 30	17.81	12.97	16.39	—
September 30	31.19	12.50	23.26	—
December 31	23.31	11.28	12.42	—

Back to Contents

Item 6. Selected Financial Data

	Years ended December 31,

Operations data:	2004	2003	2002	2001	2000

Total revenues	$51,144,000	$26,679,000	$12,989,000	$5,099,000	$3,216,000

Expenses:
Property operating expenses	15,623,000	10,051,000	4,685,000	1,585,000	1,053,000
General and administrative	3,575,000	3,161,000	1,160,000	731,000	635,000
Depreciation and amortization	12,401,000	5,196,000	2,546,000	991,000	622,000
Interest	10,239,000	9,412,000	5,523,000	1,888,000	604,000
Costs incured in acquiring external advisor	—	11,960,000	—	—	—
Early extinguishment of debt	—	6,935,000	487,000	264,000	50,000
Other	—	1,893,000	—	—	—

Total expenses	41,838,000	48,608,000	14,401,000	5,459,000	2,964,000

Income (loss) before minority and limited partners’ interests and loss/impairment applicable to property sales	9,306,000	(21,929,000)	(1,412,000)	(360,000)	252,000
Minority interests	(1,229,000)	(983,000)	(159,000)	(44,000)	8,000
Limited partners’ interest	(217,000)	1,637,000	1,152,000	263,000	(160,000)
Loss/impairment applicable to property sales	—	—	(49,000)	—	(113,000)

Income (loss) before cumulative effect adjustment	7,860,000	(21,275,000)	(468,000)	(141,000)	(13,000)
Cumulative effect of change in accounting principles (net of limited partners’ interest of $15,000)	—	—	—	(6,000)	—

Net income (loss)	7,860,000	(21,275,000)	(468,000)	(147,000)	(13,000)
Preferred distribution requirements (net of limited partners’ interest of $60,000 and $178,000)	(2,158,000)	(76,000)	—	—	—

Net income (loss) applicable to common shareholders	$5,702,000	$(21,351,000)	$(468,000)	$(147,000)	$(13,000)

Per common share (basic and diluted):
Income (loss) before cumulative effect adjustment	0.47	(7.07)	(2.03)	(0.61)	(0.04)
Cumulative effect of change in accounting principles	—	—	—	(0.03)	—
Preferred distribution requirements, net	(0.13)	(0.02)

Net income (loss) applicable to common shareholders	0.34	(7.09)	(2.03)	(0.64)	(0.04)

Dividends to common shareholders	$13,750,000	$—	$—	$268,000	$257,000
Per common share	$0.835	$—	$—	$1.16	$0.89
Avg. number of common shares outstanding	16,681,000	3,010,000	231,000	231,000	290,000

Back to Contents

Item 6.  Selected Financial Data (continued)

	December 31,

Balance sheet data:	2004	2003	2002	2001	2000

Land, buildings and improvements, less accumulated depreciation	$505,325,000	$324,531,000	$121,238,000	$56,948,000	$24,095,000
Real estate held for sale	—	—	—	4,402,000	1,850,000
Other assets	31,835,000	25,116,000	11,900,000	7,000,000	9,622,000

Total assets	$537,160,000	$349,647,000	$133,138,000	$68,350,000	$35,567,000

Mortgages and other loans payable	$248,630,000	$162,458,000	$101,001,000	$52,110,000	$19,416,000
Other liabilities	34,239,000	19,571,000	7,765,000	1,374,000	803,000
Minority interests	11,995,000	12,435,000	10,238,000	2,235,000	2,291,000
Limited partners’ interest in Operating Partnership	6,542,000	4,035,000	7,889,000	8,964,000	9,242,000
Preferred OP Units	—	—	3,000,000	—	—
Shareholders’ equity	235,754,000	151,148,000	3,245,000	3,667,000	3,815,000

Total liabilities and shareholders’ equity	$537,160,000	$349,647,000	$133,138,000	$68,350,000	$35,567,000

Ownership interests:
Average common shares outstanding	16,681,000	3,010,000	231,000	231,000	290,000
Average OP Units outstanding	450,000	547,000	568,000	568,000	568,000

Total	17,131,000	3,557,000	799,000	799,000	858,000

Other data:
Funds from (used in) operations (1)	$15,625,000	$(20,588,000)	$(451,000)	$153,000	$754,000
Per common share/OP Unit	$0.91	$(5.79)	$(0.56)	$0.19	$0.88
Cash flows provided by (used in):
Operating activities	$19,334,000	$(4,856,000)	$1,298,000	$1,000,000	$989,000
Investing activities	$(168,063,000)	$(199,898,000)	$(40,483,000)	$(2,529,000)	$(8,850,000)
Financing activities	$151,032,000	$207,081,000	$40,767,000	$3,451,000	$5,886,000
Square feet of GLA	4,887,000	3,499,000	1,806,000	807,000	484,000
Percent leased (including development/ redevelopment properties)	88%	88%	92%	92%	83%

(1) The Company considers funds from operations (“FFO”) to be a relevant and meaningful supplemental measure of the performance of the Company because it is predicated on a cash flow analysis, contrasted with

Back to Contents

net income, a measure predicated on GAAP, which gives effect to non-cash items such as depreciation and amortization. The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as income before allocation to minority interests (computed in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after preferred distribution requirements and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with its financing or hedging activities, or depreciation of non-real estate assets, but does add back to net income those items that are defined as “extraordinary” under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. FFO is not necessarily indicative of cash available to fund ongoing cash needs.

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully integrated, self-administered and self-managed real estate company.  At December 31, 2004, the Company had a portfolio of 31 properties totaling approximately 4.9 million square feet of GLA, including 25 wholly-owned properties comprising approximately 4.2 million square feet and six properties owned through joint ventures comprising approximately 700,000 square feet. The portfolio, excluding 6 properties currently under development and/or redevelopment, was approximately 97% leased as of that date.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership. At December 31, 2004, the Company owned approximately 97.3% of the Operating Partnership and is its sole general partner; in addition, the Company conducts all of its business through the Operating Partnership.  OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on community and neighborhood shopping centers, anchored principally by regional supermarket chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at supermarket-anchored shopping centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.

The Company continues to seek opportunistic acquisition opportunities of (1) stabilized properties, and (2) properties suited for development and/or redevelopment activities where it can utilize its experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in markets beyond the Pennsylvania, Connecticut, Maryland, Massachusetts and New Jersey areas in the event

Back to Contents

such opportunities were consistent with its focus, could be effectively controlled and managed by it, have the potential for favorable investment returns, and contribute to increased shareholder value.

Summary of Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and purchase price allocations related thereto, asset impairment, and derivatives used to hedge interest-rate risks. These accounting policies are further described in the notes to the consolidated financial statements.  Management’s estimates are based on information that is currently available and on various other assumptions management believes to be reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

The Company has identified the following critical accounting policies, the application of which requires significant judgments and estimates:

Revenue Recognition

Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over base rents under applicable lease provisions is included in rents and other receivables on the consolidated balance sheet.  Leases generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred.  In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until those specified targets are met.

The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues.  Management analyzes accounts receivable and historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income.

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based on the estimated useful lives of the assets. Expenditures for maintenance, repairs and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Expenditures for betterments that substantially extend the useful lives of the properties are capitalized.

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

Back to Contents

The Company applies Statement of Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”, in valuing real estate acquisitions. In connection therewith, the fair value of real estate acquired is allocated to land, building and building improvements. The fair value of in-place leases, consisting primarily of below-market rents is allocated to intangible lease liabilities.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and building improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

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

The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be immediately recognized in operations.

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

Hedging Activities

From time to time, the Company uses derivative financial instruments to manage its exposure to changes in interest rates.  Derivative instruments are carried on the consolidated balance sheet at their

Back to Contents

estimated fair values. Any change in the value of a derivative is reported as accumulated other comprehensive income (loss), whereas the ineffective portion of a derivative’s change in fair value is immediately recognized in operations. If interest rate assumptions and other factors used to estimate a derivative’s fair value or methodologies used to determine a derivative’s effectiveness were different, amounts included in the determination of net income or accumulated other comprehensive income (loss) could be affected.

Results of Operations

Comparison of 2004 to 2003

	2004	2003	Increase (decrease)	Percentage change	Acquisitions/ dispositions	Properties held in both years

Rents and expense recoveries	$50,675,000	$26,452,000	$24,223,000	92%	$23,493,000	$730,000
Property expenses	15,623,000	10,051,000	5,572,000	55%	6,996,000	(1,424,000)
Depreciation and amortization	12,401,000	5,196,000	7,205,000	139%	6,964,000	241,000
Interest expense	10,239,000	9,412,000	827,000	9%	1,596,000	(769,000)
General and administrative	3,575,000	3,161,000	414,000	13%	N/A	N/A

Acquisitions and dispositions   Differences in results of operations between 2004 and 2003 were driven largely by the Company’s acquisition activities.  At December 31, 2004, the Company owned 31 properties. During 2004, the Company acquired eight shopping centers aggregating approximately 1.4 million square feet of GLA for a total cost of approximately $157.4 million, including closing costs; in addition, the Company acquired approximately 55 acres of land for development and/or future expansion for a total cost of approximately $3.6 million. Income before minority and limited partners’ interests and preferred distribution requirements increased from a loss of $1.1 million in 2003 (excluding the costs incurred in acquiring the external advisor, other related transaction costs, and the cost of early extinguishment of debt - see “Comparison of 2003 to 2002” below) to income of $9.3  million in 2004.

Properties held in both years   Results of operations for properties held throughout both 2004 and 2003 included eight properties.  Revenues increased as the LA Fitness Facility development project, which began during 2002, was placed in service at the beginning of 2004 at an annual rent of $742,000. The property expense decrease was principally at the Camp Hill Mall redevelopment project as a result of (1) capitalized real estate taxes and insurance ($200,000), and (2) decreased operating costs from closing the interior mall ($680,000). Interest expense decreased at that property as a result of capitalizing interest ($1.1 million) for the portion of the redevelopment project that was out of service during 2004; the effect of the capitalized interest was offset in part by interest expense ($290,000) at the LA Fitness Facility.

General and administrative expenses   General and administrative expenses increased from approximately $3.2 million in 2003 to approximately $3.6 million in 2004. The increase was primarily the result of the Company’s growth throughout both years.

Back to Contents

Comparison of 2003 to 2002

	2003	2002	Increase	Percentage change	Acquisitions/ dispositions	Properties held in both years

Rents and expense recoveries	$26,452,000	$12,964,000	$13,488,000	104%	$12,686,000	$802,000
Property expenses	10,051,000	4,685,000	5,366,000	115%	4,780,000	586,000
Depreciation and amortization	5,196,000	2,546,000	2,650,000	104%	2,311,000	339,000
Interest expense	9,412,000	5,523,000	3,889,000	70%	3,947,000	(58,000)
General and administrative	3,161,000	1,160,000	2,001,000	173%	N/A	N/A
Costs incurred in acquiring external advisor	11,960,000	—	11,960,000	N/A
Early extinguishment of debt	6,935,000	487,000	6,448,000	1324%
Other	1,893,000	—	1,893,000	N/A

Acquisitions/dispositions  Differences in results of operations between 2003 and 2002 were driven largely by the transactions in connection with the 2003 public offering and acquisition activity described elsewhere in this report. During 2003, the Company acquired 14 shopping centers aggregating approximately 1.7 million square feet of GLA for a total cost of approximately $193.4 million, including closing costs, and the assumption of a $9.8 million mortgage. In addition, the Company also completed the acquisition of the remaining 50% interest in The Point for a purchase price of $2.4 million. Loss before minority and limited partners’ interests, preferred distribution requirements, and loss on sale of property increased from $1.4 million in 2002 to $21.9 million in 2003.

Properties held in both years    The Company held four properties throughout both 2003 and 2002. The increase in revenues and property expenses for the four properties is attributable to an increased occupancy rate during 2003 as compared to 2002 (97% at December 31, 2003 versus 90% at December 31 2002). Interest expense declined as a result of lower debt levels achieved through scheduled principal amortization.

General and administrative expenses   General and administrative expenses increased from approximately $1.2 million in 2002 to approximately $3.2 million in 2003. The increase is primarily the result of the Company’s growth throughout both years.

Costs incurred in acquiring external advisor   During the fourth quarter of 2003, the Company sold 15,250,000 shares of its common stock in a public offering at a price of $11.50 per share, and received approximately $162.5 million after underwriting fees and offering costs. Contemporaneously with the offering, the Company merged with its external advisor and became a self-advised and self-managed REIT.  The total consideration for the merger was $11.96 million (1,040,000 shares of common stock and OP Units at the public offering price of $11.50 per share/unit). The Company accounted for the merger as the termination of a contract and, accordingly, the full consideration was charged to operations.

Early extinguishment of debt  In connection with the public offering, the Company refinanced certain of its debt financings and defeased a mortgage in connection with a property acquisition for an aggregate cost of approximately $6.9 million, which was charged to operations during 2003.

Other  The Company redeemed its $3.0 million of Preferred OP Units for $3.96 million, of which the cost above par of $960,000 was charged to operations during 2003. In connection with the distribution of shares to certain non-executive employees, the Company’s chairman and principal owner of the external advisor agreed to reimburse these employees for the personal income taxes incurred as a result of receiving the shares. During December 2003, the chairman contributed $633,000 to the Company, which was credited to shareholders’ equity; the reimbursement to employees was charged to operations.

Back to Contents

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, and preferred and common dividend distributions, primarily from operating cash flows; if needed, the Company may also use its secured revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with the secured revolving credit facility and ultimately through a combination of issuing additional mortgage debt and the sale of equity securities. During 2004, the Company sold (1) 2,350,000 shares of 8-7/8% Series A Cumulative Redeemable Preferred Stock at a price of $25.00 per share and realized approximately $56.7 million after underwriting fees and offering costs, and (2) 2,875,000 shares of its common stock at a price of $13.60 per share and realized approximately $38.2 million after underwriting fees and offering costs. The net proceeds from both offerings were initially used to reduce the Company’s secured revolving credit facility. In connection with its acquisition of Carbondale Plaza, the Company issued approximately 15,000 OP Units valued at $210,000; the Company may also issue additional OP Units in connection with future property acquisitions.

In January 2004 (as amended in November 2004), the Company concluded a three-year $100 million (expandable to $200 million, subject to certain conditions being met) syndicated secured revolving credit facility with Bank of America (formerly Fleet National Bank) and several other banks, with Bank of America as agent, pursuant to which the Company pledged certain of its shopping center properties as collateral for borrowings thereunder. As of December 31, 2004, based on covenants and collateral in place, the Company was permitted to draw the entire $100 million, of which approximately $31.8 million remained available as of that date. In January 2005, the banks’ commitments were increased from $100 million to $140 million, and the Company was permitted to draw approximately $120 million. The Company plans to add additional properties to the collateral pool with the intent to make the full facility available. Borrowings under the facility presently bear interest at a rate of LIBOR plus 150 basis points (“bps”), a total rate of 3.9% as of December 31, 2004, and are subject to increases to a maximum of 205 bps depending upon the Company’s leverage ratio, as defined. The credit facility may be used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and other financial statement ratios.

In February 2005, the Company received a commitment for approximately $49 million in construction financing for its Camp Hill Mall redevelopment property, which provides for the repayment of the $14 million in original acquisition financing, as well as funding for substantially all the projected redevelopment costs at the property. The facility will bear interest at 185 bps over LIBOR and mature in three years.

At December 31, 2004, the Company’s financial liquidity was provided by $8.5 million in cash and cash equivalents and by the $31.8 million availability under the secured revolving credit facility. In addition, mortgage loans payable at December 31, 2004 consisted of fixed-rate notes totaling $161.5 million and floating rate debt totaling $18.9 million, with a combined weighted average interest rate of 6.3%, and maturing at various dates through 2013.

Portions of the Company’s assets are owned through joint venture partnership arrangements which require, among other things, that the Company maintain separate cash accounts for the operations of the respective properties. In addition, the terms of certain of the Company’s mortgage agreements require it to deposit replacement and other reserves with its lenders. These joint venture and reserve accounts are

Back to Contents

separately classified on the Company’s balance sheet as restricted cash, and are available for the specific purpose for which they were established; they are not available to fund other Company obligations.

Contractual obligations and commercial commitments

The following table sets forth the Company’s significant debt repayment and operating lease obligations at December 31, 2004 (in thousands):

	Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total

Mortgage loans payable	$16,094	$2,595	$12,754	$30,292	$1,542	$117,153	$180,430
Secured revolving credit facility	—	—	68,200	—	—	—	68,200
Operating lease obligations	338	349	354	360	366	7,959	9,726

Total	$16,432	$2,944	$81,308	$30,652	$1,908	$125,112	$258,356

In addition, as of December 31, 2004, the Company had planned to spend approximately $50 million in connection with its development and redevelopment activities.

Net Cash Flows

Operating Activities

Net cash flows provided by operating activities amounted to $19.3 million during 2004, compared to cash flows used in operating activities of $4.9 million during 2003, and cash flows provided by operating activities of $1.3 million during 2002. The 2004 change in operating cash flows was primarily due to net operating results generated from property acquisitions. The 2003 change in operating cash flows was primarily due to transactions associated with the 2003 public offering, including debt defeasance costs, the cost of interim financing associated with property acquisitions, and the cost above par value to redeem the Preferred OP Units. Such cash flows were offset, in part, by net operating results generated from property acquisitions. During 2002, the change in cash flows from operating activities was primarily the result of net operating results generated by property acquisitions.

Investing Activities

Net cash flows used in investing activities were $168.1 million in 2004, $200.0 million in 2003, and $40.5 million in 2002. These increases were the result of an active acquisition program.  During 2004, the Company acquired five shopping centers, three redevelopment properties, one development property, and land for future expansion; during 2003, the Company acquired twelve shopping centers and two redevelopment properties; and during 2002, the Company acquired two shopping centers, one redevelopment property, and one development property.  During 2002, the Company sold one property for net proceeds of $4.4 million.

Financing Activities

Net cash flows provided by financing activities were $151.0 million in 2004, $207.1 million in 2003, and $40.8 million in 2002. During 2004, the Company received $94.9 million in net proceeds from public offerings, $51.2 million in net proceeds from the Company’s secured revolving credit facility, $44.2 million in net proceeds from mortgage financings, and $0.6 million realized from the termination of interest rate hedges, offset by the repayment of mortgage obligations of $19.6 million, preferred and common stock distributions of $16.0 million, the payment of financing, leasing and other costs of $3.2 million, and distributions paid to

Back to Contents

minority and limited partner interests of $1.1 million. During 2003, the Company received $162.5 million net proceeds from a public offering, $49.3 million net proceeds from mortgage financings, $10.5 million in net proceeds from the Company’s secured revolving credit facility and interim financings, and $8.8 million of capital contributions from, net of distributions to, minority interest partners, offset by $12.0 million in redemptions of OP Units, the repayment of mortgage obligations of $7.7 million, the payment of financing, leasing and other costs of $4.1 million, and preferred distribution requirements of $0.2 million.  During 2002, the Company received $32.7 million in mortgage financings, $8.0 million of capital contributions from, net of distributions to, minority interest partners, and $3.0 million from the issuance of Preferred OP Units, offset by the payment of financing, leasing and other costs of $2.3 million, and the repayment of mortgage obligations of $0.6 million

Funds From Operations

The Company considers Funds From Operations (“FFO”) to be a relevant and meaningful supplemental measure of the Company’s performance because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on GAAP, which gives effect to non-cash items such as depreciation and amortization. The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as income before allocation to minority interests (computed in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after preferred distribution requirements and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with its financing or hedging activities, or depreciation of non-real estate assets, but does add back to net income those items that are defined as “extraordinary” under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. FFO is not necessarily indicative of cash available to fund ongoing cash needs. The following table sets forth the Company’s calculations of FFO for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002

Net income (loss)	$7,860,000	$(21,275,000)	$(468,000)
Add (deduct):
Depreciation and amortization	10,622,000	3,878,000	1,720,000
Limited partners’ interest	217,000	(1,637,000)	(1,152,000)
Preferred distribution requirements	(2,218,000)	(254,000)	—
Loss on sale of property	—	—	49,000
Minority interests	1,229,000	983,000	159,000
Minority interests’ share of FFO	(2,085,000)	(2,283,000)	(759,000)

Funds from (used in) operations	$15,625,000	$(20,588,000)	$(451,000)

FFO per common share/OP Unit outstanding	$0.91	$(5.79)	$(0.56)

Average number of common shares/OP Units outstanding (1)	17,131,000	3,557,000	799,000

(1)	Assumes conversion of OP Units

Back to Contents

Inflation

Low to moderate levels of inflation during the past several years have favorably impacted the Company’s operations by stabilizing operating expenses.  At the same time, low inflation has had the indirect effect of reducing the Company’s ability to increase tenant rents. However, the Company’s properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk

The primary market risk facing the Company is interest rate risk on its mortgage loans payable and secured revolving credit facility.  The Company will, when advantageous, hedge its interest rate risk using derivative financial instruments.  The Company is not subject to foreign currency risk.

The Company is exposed to interest rate changes primarily through (i) the secured floating-rate revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio, and (ii) floating rate acquisition and construction financing. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and/or treasury locks in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company’s interest rate risk is managed using a variety of techniques. At December 31, 2004, long-term debt consisted of fixed- and variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $161.5 million of fixed rate indebtedness outstanding was 6.5%, with maturities at various dates through 2013. The average interest rate on the Company’s $87.1 million of variable-rate debt was 4.1%, with maturities at various dates through 2007. At December 31, 2004, the Company’s pro rata share of variable rate debt amounted to $84.7 million. Based upon this amount, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $847,000 per annum.

Back to Contents

Item 8.  Financial Statements and Supplementary Data

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.

We have audited the accompanying consolidated balance sheets of Cedar Shopping Centers, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and  cash flows for each of the three years in the period ended December 31, 2004. We have also audited the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Shopping Centers, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cedar Shopping Centers, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, NY
March 10, 2005

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Cedar Shopping Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cedar Shopping Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cedar Shopping Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Cedar Shopping Centers, Inc. and our report dated March 10, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, NY
March 10, 2005

Back to Contents

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	December 31,

	2004	2003

Assets
Real estate:
Land	$97,617,000	$61,774,000
Buildings and improvements	423,735,000	269,031,000

	521,352,000	330,805,000
Less accumulated depreciation	(16,027,000)	(6,274,000)

Real estate, net	505,325,000	324,531,000
Cash and cash equivalents	8,457,000	6,154,000
Cash at joint ventures and restricted cash	7,105,000	7,668,000
Rents and other receivables, net	4,483,000	3,269,000
Other assets	2,379,000	1,540,000
Deferred charges, net	9,411,000	6,485,000

Total assets	$537,160,000	$349,647,000

Liabilities and shareholders’ equity
Mortgage loans payable	$180,430,000	$145,458,000
Secured revolving credit facility	68,200,000	17,000,000
Accounts payable, accrued expenses, and other	9,012,000	6,019,000
Unamortized intangible lease liabilities	25,227,000	13,552,000

Total liabilities	282,869,000	182,029,000

Minority interests	11,995,000	12,435,000
Limited partners’ interest in Operating Partnership	6,542,000	4,035,000
Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 5,000,000 shares authorized, 2,350,000 shares issued and outstanding)	58,750,000	—
Common stock ($.06 par value, 50,000,000 shares authorized, 19,351,000 and 16,456,000 shares issued and outstanding)	1,161,000	987,000
Treasury stock (339,000 and 319,000 shares, at cost)	(3,919,000)	(3,669,000)
Additional paid-in capital	215,271,000	181,306,000
Cumulative distributions in excess of net income	(35,139,000)	(27,091,000)
Accumulated other comprehensive income (loss)	(165,000)	(385,000)
Unamortized deferred compensation plans	(205,000)	—

Total shareholders’ equity	235,754,000	151,148,000

Total liabilities and shareholders’ equity	$537,160,000	$349,647,000

See accompanying notes to consolidated financial statements.

Back to Contents

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Operations

	Years ended December 31,

	2004	2003	2002

Revenues:
Rents	$40,110,000	$20,943,000	$9,974,000
Expense recoveries	10,565,000	5,509,000	2,990,000
Interest and other	469,000	227,000	25,000

Total revenues	51,144,000	26,679,000	12,989,000

Expenses:
Operating, maintenance and management	10,751,000	7,190,000	3,158,000
Real estate and other property-related taxes	4,872,000	2,861,000	1,527,000
General and administrative	3,575,000	3,161,000	1,160,000
Depreciation and amortization	12,401,000	5,196,000	2,546,000
Interest	10,239,000	9,412,000	5,523,000
Costs incurred in acquiring external advisor	—	11,960,000	—
Early extinguishment of debt	—	6,935,000	487,000
Other	—	1,893,000	—

Total expenses	41,838,000	48,608,000	14,401,000

Income (loss) before minority and limited partners’ interests and loss on sale of property:	9,306,000	(21,929,000)	(1,412,000)
Minority interests	(1,229,000)	(983,000)	(159,000)
Limited partners’ interest	(217,000)	1,637,000	1,152,000
Loss on sale of property	—	—	(49,000)

Net income (loss)	7,860,000	(21,275,000)	(468,000)
Preferred distribution requirements (net of limited partners’ share of $60,000 and $178,000)	(2,158,000)	(76,000)	—

Net income (loss) applicable to common shareholders	$5,702,000	$(21,351,000)	$(468,000)

Per common share (basic and diluted)	$0.34	$(7.09)	$(2.03)

Dividends to common shareholders	$13,750,000	$—	$—

Per common share	$0.835	$—	$—

Average number of common shares outstanding	16,681,000	3,010,000	231,000

See accompanying notes to consolidated financial statements.

Back to Contents

CEDAR SHOPPING CENTERS, INC.
Condolidated Statement of Shareholders’ Equity
Years ended December 31, 2004, 2003 and 2002

	Preferred stock		Common stock

	Shares	$25.00 Liquidation value	Shares	$0.06 Par value	Treasury stock, at cost

Balance, December 31, 2001	—	$—	232,000	$14,000	$—
Net loss
Unrealized loss on change in fair value of cash flow hedge
Issuance of warrants
Conversion of OP Units to common stock

Balance, December 31, 2002	—	—	232,000	14,000	—
Net loss
Unrealized gain on change in fair value of cash flow hedges
Issuance of warrants
Issuances of common stock for services			6,000
Conversion of OP Units to common stock			46,000	3,000
Conversion of common stock to OP Units			(46,000)	(3,000)
Net proceeds from common stock offering			15,525,000	931,000
Redemption of limited partner’s interest in excess of basis
Issuance of common stock in connection with acquiring external advisor			693,000	42,000
Contribution from Company’s chairman relating to employee payroll taxes
Preferred distribution requirements, net of limited partners’ share of $178,000
Deferred compensation program funded by treasury stock					(3,669,000)

Balance, December 31, 2003	—	—	16,456,000	987,000	(3,669,000)
Net income
Unrealized gain on change in fair value of cash flow hedges
Deferred compensation plans, net			20,000	1,000	(250,000)
Accretion/dilution adjustment of limited partners’ interest
Net proceeds from preferred stock offering	2,350,000	58,750,000
Net proceeds from common stock offering			2,875,000	173,000
Preferred distribution requirements, net of limited partners’ share of $60,000
Dividends to common shareholders

Balance, December 31, 2004	2,350,000	$58,750,000	19,351,000	$1,161,000	$(3,919,000)

	Additional paid-in capital	Cumulative distributions in excess of net income	Accumulated other comprehensive income (loss)	Unamortized deferred compensation plans	Total shareholders’ equity

Balance, December 31, 2001	$8,925,000	$(5,272,000)	$—	$—	$3,667,000
Net loss		(468,000)			(468,000)
Unrealized loss on change in fair value of cash flow hedge			(65,000)		(65,000)
Issuance of warrants	100,000				100,000
Conversion of OP Units to common stock	11,000				11,000

Balance, December 31, 2002	9,036,000	(5,740,000)	(65,000)	—	3,245,000
Net loss		(21,275,000)			(21,275,000)
Unrealized gain on change in fair value of cash flow hedges			112,000		112,000
Issuance of warrants	70,000				70,000
Issuances of common stock for services	95,000				95,000
Conversion of OP Units to common stock	500,000				503,000
Conversion of common stock to OP Units	(500,000)				(503,000)
Net proceeds from common stock offering	161,982,000				162,913,000
Redemption of limited partner’s interest in excess of basis	(2,110,000)		(432,000)		(2,542,000)
Issuance of common stock in connection with acquiring external advisor	7,931,000				7,973,000
Contribution from Company’s chairman relating to employee payroll taxes	633,000				633,000
Preferred distribution requirements, net of limited partners’ share of $178,000		(76,000)			(76,000)
Deferred compensation program funded by treasury stock	3,669,000				—

Balance, December 31, 2003	181,306,000	(27,091,000)	(385,000)	—	151,148,000
Net income		7,860,000			7,860,000
Unrealized gain on change in fair value of cash flow hedges			220,000		220,000
Deferred compensation plans, net	499,000			(205,000)	45,000
Accretion/dilution adjustment of limited partners’ interest	(2,510,000)				(2,510,000)
Net proceeds from preferred stock offering	(2,027,000)				56,723,000
Net proceeds from common stock offering	38,003,000				38,176,000
Preferred distribution requirements, net of limited partners’ share of $60,000		(2,158,000)			(2,158,000)
Dividends to common shareholders		(13,750,000)			(13,750,000)

Balance, December 31, 2004	$215,271,000	$(35,139,000)	$(165,000)	$(205,000)	$235,754,000

See accompanying notes to consolidated financial statements.

Back to Contents

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,

	2004	2003	2002

Cash flow from operating activities:
Net income (loss)	$7,860,000	$(21,275,000)	$(468,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash provisions:
Minority interests	329,000	193,000	—
Limited partners’ interest	217,000	(1,637,000)	(806,000)
Straight-line rents	(1,333,000)	(835,000)	(385,000)
Depreciation and amortization	12,401,000	5,196,000	2,546,000
Amortization of intangible lease liabilities	(2,154,000)	(879,000)	(146,000)
Acquisition of external advisor for common stock and OP Units	—	11,960,000	—
Early extinguishment of debt	—	1,442,000	487,000
Other	45,000	851,000	222,000
Increases/decreases in operating assets and liabilities:
Joint venture cash	(190,000)	225,000	(601,000)
Rents and other receivables	119,000	(1,698,000)	(87,000)
Other assets	(1,180,000)	(1,470,000)	(663,000)
Accounts payable and accrued expenses	3,220,000	3,071,000	1,199,000

Net cash provided by (used in) operating activities	19,334,000	(4,856,000)	1,298,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(168,893,000)	(188,111,000)	(44,584,000)
Decrease (increase) in construction/improvement escrows	830,000	(3,427,000)	(252,000)
Acquisitions of minority interests	—	(8,360,000)	—
Net proceeds from sale of property	—	—	4,353,000

Net cash (used in) investing activities	(168,063,000)	(199,898,000)	(40,483,000)

Cash flow from financing activities:
Net proceeds from public offerings	94,899,000	162,508,000	—
Proceeds from mortgage financings	44,222,000	49,296,000	32,708,000
Mortgage repayments	(19,601,000)	(7,700,000)	(617,000)
Line of credit and other interim financings, net	51,200,000	40,573,000	—
Distributions to minority interest partners	(769,000)	(867,000)	(1,026,000)
Distributions to limited partners	(377,000)	—	—
Preferred distribution requirements	(2,218,000)	(254,000)	—
Distributions to common shareholders	(13,750,000)	—	—
Termination of interest rate hedges	609,000	—	—
Repayments of interim financings	—	(30,037,000)	—
Contributions from minority interest partners	—	9,665,000	9,030,000
Redemption of OP Units	—	(9,000,000)	—
Redemption/sale of Preferred OP Units	—	(3,000,000)	3,000,000
Deferred financing, leasing and other costs, net	(3,183,000)	(4,103,000)	(2,328,000)

Net cash provided by financing activities	151,032,000	207,081,000	40,767,000

Net increase in cash and cash equivalents	2,303,000	2,327,000	1,582,000
Cash and cash equivalents at beginning of year	6,154,000	3,827,000	2,245,000

Cash and cash equivalents at end of year	$8,457,000	$6,154,000	$3,827,000

Supplemental disclosure of cash activities:
Interest paid	$11,837,000	$9,806,000	$5,144,000

Supplemental disclosure of non-cash investing and financing activities:
Purchase accounting adjustments	$11,187,000	$7,481,000	$5,117,000

Assumption of mortgage loans payable	$9,993,000	$9,825,000	$16,800,000

Issuances of OP Units	$210,000	$1,000,000	$—

See accompanying notes to consolidated financial statements.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

Note 1. Organization and Basis of Preparation

Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company has focused on the ownership, operation and redevelopment of community and neighborhood shopping centers located in the Northeast, primarily in Pennsylvania. At December 31, 2004, the Company owned 31 properties, aggregating approximately 4.9 million square feet of gross leasable area (“GLA”).

Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2004 and 2003, the Company owned a 97.3% and 97.4%, respectively, economic interest in, and is the sole general partner of, the Operating Partnership.  The limited partners’ interest in the Operating Partnership is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity.  Such ownership percentage was 2.7% and 2.6% at December 31, 2004 and 2003, respectively. The 454,000 OP Units outstanding at December 31, 2004 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and joint venture partnerships in which it participates. With respect to its joint ventures, the Company has general partnership interests ranging from 20% to 50% and, since the Company is the sole general partner, exercises substantial operating control over these entities, and has determined pursuant to The Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, that they are not variable-interest entities, such partnerships are included in the consolidated financial statements. Prior years’ consolidated financial statements have been reclassified to conform to the 2004 presentation.

As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership, or, where the context so requires, Cedar Shopping Centers, Inc. only.

Note 2. Summary of Significant Accounting Policies

The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates.

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation has been calculated using the straight-line method based upon the following estimated useful lives of the respective assets:

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

Buildings and improvements	40 years
Tenant improvements	Over the lives of the respective leases

Depreciation expense amounted to $9,753,000, $3,878,000, and $1,722,000 for 2004, 2003, and 2002, respectively. Additions and betterments that substantially extend the useful lives of the properties are capitalized. Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred, and amounted to $2,102,000, $1,903,000, and $827,000 for 2004, 2003, and 2002, respectively.

Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected as discontinued operations. Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest capitalized amounted to $1,633,000, $184,000, and none, in 2004, 2003, and 2002, respectively.

FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that management review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment trigger exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value. No impairment provisions were recorded by the Company during the three years ended December 31, 2004.

 Real estate investments held for sale are carried at the lower of carrying amount or estimated fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale.

Intangible Lease Asset/Liability

SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”, require that management allocate the fair value of real estate acquired to land, building and building improvements. In addition, the fair value of in-place leases, consisting primarily of below-market rents, is allocated to intangible lease liabilities.

The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and building improvements based on management’s determination of the relative fair values of these assets. Management determines the as-if-vacant value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant.  Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the non-cancelable terms. This aggregate value is allocated among above-market and below-market leases, tenant relationships, and other intangibles based on management’s evaluation of the specific characteristics of each lease. The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be immediately recognized in operations.

During 2004, the Company finalized the real estate valuation allocations with respect to property acquisitions completed during the fourth quarter of 2003 and, in this connection, the December 31, 2003 consolidated balance sheet was adjusted. Real estate, net, increased by $5,907,000, deferred charges (leasing costs) increased by $2,433,000, and unamortized intangible lease liabilities increased by $8,340,000; 2003 results of operations were not affected by these allocations. With respect to the Company’s 2004 acquisitions, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis, to the applicable intangible asset and liability accounts. Unamortized intangible lease liabilities of $25,227,000 and $13,552,000 at December 31, 2004 and 2003, respectively, relate primarily to below-market leases.

Revenues include $2,154,000, $879,000 and $146,000 for the years ended December 31, 2004, 2003 and 2002, respectively, relating to the amortization of intangible lease liabilities. Correspondingly, depreciation and amortization expense includes $2,656,000, $307,000 and $17,000 for the years ended December 31, 2004, 2003 and 2002, respectively, applicable to amounts allocated to intangible lease assets.

The unamortized balance of intangible lease liabilities at December 31, 2004 will be credited to future operations as follows:

2005	$3,568,000
2006	3,209,000
2007	3,224,000
2008	3,209,000
2009	3,132,000
Thereafter	8,885,000

$25,227,000

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

Cash Equivalents

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.

Cash at Joint Ventures and Restricted Cash

Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and distributions to the general and limited (joint venture) partners are strictly controlled. Cash at joint ventures amounted to $1,193,000 and $1,003,000 at December 31, 2004 and 2003, respectively.

The terms of several of the Company’s mortgage loans payable require it to deposit certain replacement and other reserves with its lenders. This restricted cash is generally available for property-level capital requirements for which the reserve was established.  This cash is not, however, available to fund other property-level or Company-level obligations. Restricted cash amounted to $5,912,000 and $6,665,000 at December 31, 2004 and 2003, respectively.

Rents and Other Receivables

Management has determined that all of the Company’s leases with its various tenants are operating leases. Base rents are recognized on a straight-line basis over the terms of the related leases, net of valuation adjustments based on management’s assessment of credit, collection and other business risks. The excess of rents recognized over amounts contractually due is included in rents and other receivables on the consolidated balance sheet and, where applicable, are evaluated under the provisions of SFAS No. 144. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses, and real estate taxes; such income is recognized in the period earned. The Company makes estimates as to the collectibility of its accounts receivables based on evaluations of tenant creditworthiness, current economic trends, and changes in customer payment patterns when determining the adequacy of its allowance for doubtful accounts.

Deferred Charges

Deferred charges consist principally of lease origination costs, the costs incurred in connection with the Company’s secured revolving credit facility and other long-term debt, and the cost of interest rate protection agreements. Such costs are amortized over the term of the related agreement and, where applicable, are evaluated under the provisions of SFAS No. 144.

Income Taxes

The Company has elected since 1986 to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

Derivative Financial Instruments

The Company utilizes derivative financial instruments, principally interest rate swaps and interest rate caps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering into derivative contracts with major financial institutions.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires the Company to measure derivative instruments at fair value and to record them in the consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. The Company’s derivative investments are primarily cash flow hedges that limit the base rate of variable rate debt.  For cash flow hedges, the ineffective portion of a derivative’s change in fair value is immediately recognized in operations, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in shareholders’ equity as accumulated other comprehensive income (loss).

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, amended and clarified the accounting treatment of (1) derivative instruments (including certain derivative instruments embedded in other contracts), and (2) hedging activities that fall within the scope of SFAS No. 133.  SFAS No. 149 also amended certain other existing pronouncements, which result in more consistent reporting of contracts that are derivatives in their entirety, or that contain embedded derivatives that warrant separate accounting.  SFAS No. 149 was effective prospectively (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003, and has had no material affect on the Company’s results of operations.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires the Company to disclose fair value information of all financial instruments for which it is practicable to estimate fair value. The Company’s financial instruments, other than fixed-rate mortgage loans payable, are generally short-term in nature, or bear interest at variable current market rates, and contain minimal credit risk. These instruments consist of cash and cash equivalents, cash at joint ventures and restricted cash, rents and other receivables, and accounts payable. The carrying amount of these assets and liabilities are assumed to be at fair value.

The fair values of fixed-rate mortgage loans payable, estimated utilizing discounted cash flow analysis at interest rates reflective of current market conditions, were $168,959,000 and $152,037,000, respectively, at December 31, 2004 and 2003; the carrying values of such loans were $161,476,000 and $145,458,000, respectively at those dates.

Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the average number of common

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

shares outstanding for the period. Fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For 2004, 2003 and 2002, fully diluted EPS were not different than basic EPS.

In July 2003, the Company paid a stock dividend of one new share for each share of common stock outstanding. In October 2003, the Company effectuated a one-for-six “reverse” stock split. The accompanying financial statements and all share and per share data have been retroactively adjusted to give effect to the stock dividend and the reverse stock split.

Stock-Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure”, which amended SFAS No. 123, “Accounting for Stock-Based Compensation”, provides alternative methods of transition for an entity that voluntarily adopts the fair value recognition method of recording stock option expense. It also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, “Interim Financial Reporting” to require disclosure in the summary of significant accounting policies, of the effects of an entity’s accounting policy with respect to stock options on reported net income and EPS in annual and interim financial statements.

SFAS No. 123 established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. SFAS No. 123 defined a fair value based method of accounting for an employee stock option or similar equity instrument, and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allowed an entity to continue to measure compensation cost using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  The Company has elected to continue using APB Opinion No. 25 and make pro forma disclosures of net income and EPS as if the fair value method of accounting defined in SFAS No. 123 had been applied.

In 2003, the Company’s shareholders approved an amendment to its stock option plan, originally approved by shareholders in 1998, authorizing the Company to issue option grants for a total of 2,000,000 shares. In 2001, the Company granted to five directors ten-year options to purchase 3,333 shares at $10.50 per share, the market value of the Company’s common stock on the date of the grant. The following table sets forth, on a pro forma basis, the net income (loss) and net income (loss) per share as if the fair value method of accounting defined in SFAS No. 123 had been applied:

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

	2004	2003	2002

Net income (loss) applicable to common shareholders, as reported	$5,702,000	$(21,351,000)	$(468,000)
Adjustment to amortize the value of stock options granted	(17,000)	(17,000)	(17,000)

Pro forma net income (loss)	$5,685,000	$(21,368,000)	$(485,000)

Average number of common shares outstanding	16,681,000	3,010,000	231,000

Pro forma net income (loss) per common share	$0.34	$(7.10)	$(2.10)

In 2004, the Company’s shareholders approved the 2004 Stock Incentive Plan, which provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to this plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant may not exceed 250,000. The Company’s Board of Directors determined to grant $20,000 of restricted shares annually to each of its five independent directors, which shares would vest on the third anniversary of the grant date. In addition, the Board determined to grant $50,000 of restricted shares to each of three independent directors as consideration for past services rendered, which shares would vest 20% on the first anniversary of the grant date, and 40% each on the second and third anniversaries of the grant date. In August 2004, 19,970 shares of the Company’s common stock became issuable relating to these grants at $12.525 per share, the fair value on the date of grant, an aggregate of $250,000. Such shares were transferred to a Rabbi Trust for the benefit of the Directors, have been classified as treasury stock and deferred compensation plan in the Company’s consolidated balance sheet, and are accounted for pursuant to Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Amortization of amounts deferred are being charged to operations over the vesting periods. Shares held by the Rabbi Trust are included in outstanding shares for EPS computations.

In connection with the Red Lion acquisition, the Operating Partnership issued warrants to purchase 83,333 OP Units to a minority interests partner in the property; such warrants have an exercise price of $13.50 per unit, subject to anti-dilution adjustments. The warrants became fully vested in January 2004 and expire in May 2012. The first 27,778 warrants were capitalized at fair value as part of the property acquisition cost; approximately $173,000 was charged to operations during each of 2003 and 2002.

Note 3. Public Offerings

In October 2003, the Company sold 13,500,000 shares of its common stock in a public offering at a price of $11.50 per share, and realized approximately $141.2 million after underwriting fees and offering costs. The Company’s shares were listed on the New York Stock Exchange and commenced trading on October 24, 2003. In November 2003, the underwriter exercised its over-allotment option to

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

purchase an additional 2,025,000 shares at $11.50 per share, less underwriting fees, and the Company received an additional $21.7 million.

In July 2004, the Company sold 2,350,000 shares of 8-7/8% Series A Cumulative Redeemable Preferred Stock in a public offering at a price of $25.00 per share, an aggregate of $58.75 million. The preferred stock has no stated maturity and is not convertible into any other security of the Company. The preferred stock is redeemable at the Company’s option on or after July 28, 2009 at a price of $25.00 per share, plus accrued and unpaid distributions. The net proceeds of the offering, after underwriting fees and offering costs, amounted to approximately $56.7 million, substantially all of which were used to repay amounts outstanding on the Company’s secured revolving credit facility.

In December 2004, the Company sold 2,500,000 shares of its common stock in a public offering at a price of $13.60 per share, and realized approximately $33.2 million after underwriting fees and offering costs, substantially all of which were used to repay amounts outstanding on the Company’s secured revolving credit facility. Later in December 2004, the underwriters exercised their over-allotment option to purchase an additional 375,000 shares at $13.60 per share less underwriting fees, and the Company received an additional $5.0 million of proceeds.

Note 4. Related-Party Transactions, Allocation of Costs and Expenses and Pro Forma Financial Information

Transactions with CBRA, SKR and Brentway

Prior to the 2003 public offering, the Company was externally advised and, in this connection, Cedar Bay Realty Advisors, Inc. (“CBRA”), SKR Management Corp. (“SKR”) and Brentway Management LLC (“Brentway”) (collectively the “External Advisor”) provided advisory, management and legal services to the Company. The Company paid fees in connection with these services of approximately $2.2 million and $1.9 million during 2003 and 2002, respectively. Contemporaneously with the public offering, CBRA and SKR merged into the Company and Brentway merged into the Operating Partnership. Each of the Company’s executive officers was also a principal or officer of the External Advisor and each became an employee of the Company, together with the other employees of the External Advisor.  An independent committee of the Board retained a financial advisor who advised it as to the fairness of the consideration paid in connection with the merger. The merger was approved at the annual meeting of stockholders held in October 2003. The total consideration paid for the External Advisor was $11.96 million, comprised of 693,333 shares of the Company’s common stock and 346,667 OP Units, each valued at $11.50 per share/unit, and such consideration was charged to operations during 2003.  The consideration was distributed to the owners, who are also executive officers of the Company, and to other officers and employees of the Company. In connection with the merger, an aggregate of 319,000 shares of the consideration, with a value of $3.7 million, was transferred to a Rabbi Trust for the benefit of certain of the Company’s executive officers; such shares have been classified as treasury stock in the Company’s consolidated financial statements, and are accounted for pursuant to EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Also in connection with the merger, 90,000 shares, with an aggregate value of $1.04 million, were distributed to non-executive employees. At the time the aggregate consideration for the External Advisor was being negotiated with the independent committee of the Board, the Company’s chairman and principal owner of the External Advisor agreed to reimburse these non–executive

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

employees for their personal income taxes incurred as a result of receiving the shares. The chairman paid $633,000 to the Company which, in accordance with Interpretation of APB 25, “Accounting for Stock Issued to Employees”, was credited to shareholders’ equity; the tax payments were charged to operations during 2003.

Transactions with CBC

Prior to the 2003 public offering, Cedar Bay Company (“CBC”) owned approximately 78% of the Company’s common stock and OP Units (comprised of approximately 63,000 shares of common stock and approximately 568,000 OP Units). CBC received $9.0 million of the proceeds from the public offering in connection with the repurchase all the OP Units owned by it ($15.85 per unit). The same financial advisor who opined as to the fairness of the consideration paid for the External Advisor also advised the independent committee of the Board as to the fairness of the consideration paid to CBC.

In May 2003, an affiliate of CBC loaned $750,000 to the Company, which was used to partially fund the deposit requirement for the South Philadelphia shopping center. The principal, plus interest at an annual rate of 15%, was repaid in full with the proceeds from the public offering.

In November 2003, the Company used approximately $2.4 million of the proceeds from the public offering to purchase the remaining 50% interest in The Point owned by an affiliate of CBC. The purchase price for this interest was arrived at through negotiation with the owner of CBC.

In December 2003, the Company used approximately $1.6 million of the proceeds from the public offering to acquire Golden Triangle from an affiliate of CBC. In connection with the acquisition, the Company assumed a $9.8 million 7.39% existing first mortgage.

In connection with the June 2002 acquisition of the Red Lion partnership interest from an affiliate of CBC, the Company agreed to pay $887,000 in three equal annual installments, plus interest at 7.5%. This loan was repaid in full with the proceeds from the public offering.

Transactions with Homburg Invest Inc.

In December 2002, Homburg Invest USA Inc., a wholly-owned subsidiary of Homburg Invest Inc. (“Homburg Invest”), which is owned approximately 62% by Mr. Richard Homburg, a director of the Company, purchased 3,300 Preferred OP Units for $3.0 million ($909.09 each), with a liquidation value of $1,000 each and a preferred distribution rate of 9%. In October 2003, the Company exercised its option and redeemed the Preferred OP Units from the proceeds of the public offering, at $1,200 per unit, an aggregate of $3.96 million. The $960,000 cost above par was charged to operations during 2003.

Homburg Invest supplied substantially all the equity (through the purchase of joint venture interests) in connection with the Company’s acquisitions of the Pine Grove Plaza, Swede Square and Wal-Mart center properties. Homburg Invest received 10% in origination fees for providing the equity in each acquisition.  The Company had the option to buy the Homburg Invest joint venture interest in the Wal-Mart property for 120% of Homburg Invest’s original investment plus a 12% preferential return. In the case of the Pine Grove Plaza and Swede Square properties, the Company had the option to purchase the Homburg Invest joint venture interests provided that Homburg Invest receive a 15% annualized rate of

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

return from the date each center was acquired. The Company exercised these options and used the proceeds from the public offering to purchase these joint venture interests.

Homburg Invest provided to the Company a one-year, $1.1 million, 9% interest-only loan. The loan included a $100,000 entrance fee and required the payment of a $220,000 exit fee. The loan was used to partially fund the deposit requirements for the South Philadelphia property. This loan was repaid in full with the proceeds from the public offering and the entrance and exit fees were charged to operations during 2003. In addition, Homburg Invest arranged for and guaranteed the third-party financing for the acquisitions of the Valley Plaza and Wal-Mart properties, and received approximately $325,000 in fees from the third-party lender.

The entrance and exit fees paid to Homburg Invest in connection with the aforementioned transactions, either directly or indirectly, aggregated approximately $2.6 million.

Allocation of Costs and Expenses

Costs and expenses charged to operations during 2003 in connection with the above transactions (exclusive of fees paid to the External Advisor prior to the merger) are summarized as follows:

	Total	Contract termination costs	Early extinguishment of debt	Other costs

Acquisition of External Advisor	$11,960,000	$11,960,000	$—	$—
Redemption of Preferred OP Units	960,000	—	—	960,000
Mortgage defeasance	4,754,000	—	4,754,000	—
Payment of employee personal income taxes	633,000	—	—	633,000
Early extinguishment of debt	2,181,000	—	2,181,000	—
Other	300,000	—	—	300,000

	$20,788,000	$11,960,000	$6,935,000	$1,893,000

Pro Forma Financial Information (unaudited)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2004 and 2003 as though (1) the transactions described above, (2) the 2003 public offering, and (3) the 2004 and 2003 property acquisitions were all completed as of January 1, 2003. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2003, nor do they purport to predict the results of operations of future periods.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

	2004	2003

Revenues	$61,159,000	$56,927,000
Net income applicable to common shareholders	$6,768,000	$7,332,000
Per common share (basic and fully diluted)	$0.41	$0.44
Average number of common shares outstanding	16,681,000	16,681,000

Note 5. Real Estate

The following table summarizes the activity in real estate for 2004 and 2003:

	2004	2003

Cost
Balance, beginning of year	$330,805,000	$123,634,000
Properties acquired	172,192,000	200,342,000
Improvements and betterments	18,355,000	6,829,000

Balance, end of year	$521,352,000	$330,805,000

Accumulated depreciation
Balance, beginning of year	$6,274,000	$2,396,000
Depreciation expense	9,753,000	3,878,000

Balance, end of year	$16,027,000	$6,274,000

During 2004, the Company acquired 8 properties, of which three are redevelopment properties; in addition, the Company acquired 55 acres of land for development and/or future expansion. During 2003, the Company acquired 14 properties, of which two were redevelopment properties.

At December 31, 2004, substantially all of the Company’s real estate was pledged as collateral for mortgage loans payable and the secured revolving credit facility. In addition, one of the Company’s properties is owned subject to a ground lease which provides for annual payments of $129,000, subject to cost-of-living adjustments, through May 2071.

Note 6. Rentals Under Operating Leases

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2004 are as follows:

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

2005	$43,455,000
2006	40,984,000
2007	37,356,000
2008	33,999,000
2009	29,640,000
Thereafter	169,717,000

$355,151,000

Total future base rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such other rentals amounted to approximately $11,070,000, $5,724,000, and $2,990,000 in 2004, 2003, and 2002, respectively.

Giant Food Stores, Inc. (“Giant Foods”) and Stop & Shop, Inc., which are both owned by Ahold N.V., a Netherlands corporation, collectively accounted for approximately 10%, 12% and 10% of the Company’s total revenues in 2004, 2003 and 2002, respectively.  The Giant Foods leases are generally guaranteed by the parent company.

Note 7. Mortgage Loans Payable, Secured Revolving Credit Facility, and Other Loans Payable

Mortgage loans payable at December 31, 2004 and 2003 consist of the following:

				Balance at December 31,
Collateral property	Original amount	Interest rate	Maturity
				2004	2003

The Point	$20,000,000	7.63%	Sep 2012	$19,264,000	$19,575,000
Academy Plaza	10,715,000	7.28%	Mar 2013	10,278,000	10,422,000
Port Richmond Village	11,610,000	7.17%	Mar 2008	11,135,000	11,292,000
Washington Center Shoppes	6,236,000	7.53%	Nov 2007	5,749,000	5,826,000
Red Lion	16,800,000	8.86%	Feb 2010	16,459,000	16,590,000
Loyal Plaza	13,877,000	7.18%	Jun 2011	13,532,000	13,677,000
Camp Hill Mall	7,000,000	4.74%	Nov 2005	—	7,000,000
Camp Hill Mall (a)	7,000,000	LIBOR+1.95%	Nov 2005	14,000,000	7,000,000
LA Fitness Facility (b)	5,000,000	LIBOR+2.75%	Dec 2007	4,955,000	4,559,000
Fairview Plaza	6,080,000	5.71%	Feb 2013	5,941,000	6,018,000
Halifax Plaza	4,265,000	6.83%	Feb 2010	4,100,000	4,190,000
Newport Plaza	5,424,000	6.83%	Feb 2010	5,237,000	5,346,000
Pine Grove	6,000,000	6.24%	Apr 2010	5,738,000	5,888,000
Pine Grove outparcel	388,000	8.50%	Mar 2006	388,000	388,000
Swede Square (b)	5,560,000	LIBOR+2.75%	May 2005	—	5,560,000
Valley Plaza	6,430,000	LIBOR+2.50%	Jun 2005	—	6,361,000
Wal-Mart	5,444,000	LIBOR+2.50%	Aug 2005	—	5,441,000
Golden Triangle (c)	10,325,000	6.00%	Apr 2008	9,987,000	10,325,000
Townfair Center (c)	10,351,000	6.00%	Mar 2008	10,167,000	—
Franklin Village Plaza	43,500,000	4.81%	Nov 2011	43,500,000	—

Totals	$202,005,000			$180,430,000	$145,458,000

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

(a)
In February 2005, the Company received a commitment for an aggregate of $49 million in construction financing, which provides for the repayment of the $14 million in original acquisition financing, as well as funding for substantially all the projected redevelopment costs at the property. The facility will bear interest at 185 bps over LIBOR and mature in three years.

(b)	The LA Fitness Facility and Swede Square mortgage loans payable have minimum interest rate requirements of 5.75% and 7.25%, respectively.
(c)
The principal amounts and rates of interest on these assumed loans represent the fair market values at the dates of acquisition. The stated amounts were as follows: Golden Triangle - $9,825,000 at 7.39% and Townfair Center - $9,993,000 at 6.96%.

Scheduled principal payments on mortgage loans payable at December 31, 2004 are as follows: 2005 - $16,094,000 (including the $14 million Camp Hill Mall obligation), 2006 - $2,595,000, 2007 - $12,754,000, 2008 - $30,292,000, 2009 - $1,542,000, and thereafter - $117,153,000.

Secured Revolving Credit Facility

In January 2004 (as amended in November 2004 and January 2005), the Company concluded a three-year $100 million (expandable to $200 million, subject to certain conditions being met) syndicated secured revolving credit facility with Bank of America (formerly Fleet National Bank) and several other banks, and Bank of America as agent, pursuant to which the Company pledged certain of its shopping center properties as collateral for borrowings thereunder. Borrowings under the facility aggregated $68,200,000 at December 31, 2004, and bore interest at a rate of 3.9% per annum. Based on covenants and collateral in place, the Company was permitted to draw the entire $100 million, and $31.8 million remained available as of that date. In January 2005, the banks’ commitments were increased to $140 million and the Company was permitted to draw approximately $120 million. The Company plans to add additional properties to the collateral pool with the intent to make the full facility available. Borrowings under the facility presently incur interest at a rate of LIBOR plus 150 basis points (“bps”), subject to increases to a maximum of 205 bps depending upon the Company’s leverage ratio, as defined. The facility also requires an unused portion fee of 15 or 20 bps, depending on the level of outstanding borrowings, and limits dividends to 95% of funds from operations, as defined. The Company has paid facility and arrangement fees to the banks, plus legal and other on-going closing costs as properties are added to the collateral pool, aggregating approximately $2.2 million through December 31, 2004.

The credit facility is used to fund acquisitions, development/redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and other financial statement ratios.

In December 2003, Bank of America provided a $40 million secured bridge line of credit. Borrowings under that temporary facility aggregated $17 million at December 31, 2003, which were repaid in January 2004 when the syndicated facility was concluded.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

Other Loans Payable

The December 31, 2002 balance of other loans payable of $7.5 million, together with $22.5 million of additional interim financing during 2003, were repaid in full with $30.0 million in funds from the 2003 public offering and the secured bridge line of credit. An additional $1.0 million of interim financing was converted, at the election of the lender, into approximately 93,000 OP Units.

Note 8. Interest Rate Hedges

In 2003 and 2002, the Company entered into interest rate swaps in connection with the Camp Hill Mall, Newport Plaza, Halifax Plaza and Pine Grove Plaza acquisitions converting LIBOR-based variable rate debt to fixed annual rates.

In November and December 2003, respectively, the Company entered into $20 million and $10 million non-specific five-year interest rate hedges capping LIBOR at 4.5%. Since these caps did not relate to specific debt, they were ineffective for accounting purposes and, accordingly, changes in their fair values were charged to operations. These hedge positions were closed in December 2004.

In December 2003, the Company entered into a fair value hedge with respect to its mortgage at Washington Center Shoppes.  The derivative had swapped a fixed rate amortization schedule on $5,788,000 at 7.53% to a variable rate of LIBOR plus 250 bps through November 2007. The change in fair value of this hedge was charged to operations. This hedge position was closed in December 2004.

The following table summarizes the notional values and fair values of the Company’s derivative financial instruments as of December 31, 2004 and 2003 (the fair value liabilities are included in accounts payable, accrued expenses and other; the fair value assets are included in deferred charges):

Hedge	Type	Notational value	Interest rate	Expiration date	Fair value at December 31,

					2004	2003

Interest rate swap	Cash flow hedge	$4,190,000	6.83%	Feb 2010	$(80,000)	$(125,000)
Interest rate swap	Cash flow hedge	5,346,000	6.83%	Feb 2010	(71,000)	(122,000)
Interest rate swap	Cash flow hedge	5,888,000	6.24%	Apr 2010	—	(38,000)
Interest rate swap	Cash flow hedge	7,000,000	4.74%	Nov 2004	—	(93,000)
Interest rate cap	Cash flow hedge	20,000,000	4.50%	Nov 2008	—	609,000
Interest rate cap	Cash flow hedge	10,000,000	4.50%	Oct 2008	—	335,000
Interest rate swap	Fair value hedge	5,788,000	LIBOR +2.50%	Nov 2007	—	395,000

During 2004, the Company recognized losses of $503,000, representing the change in fair value of the derivatives. A $220,000 gain was recorded in accumulated other comprehensive income (loss), a $7,000 gain was credited to limited partners’ interest, and the $730,000 ineffective portion of net loss was charged to operations (included in depreciation and amortization). During 2003, the Company recognized losses of $367,000, representing the change in fair value of the derivatives. A $112,000 gain was recorded in accumulated other comprehensive income (loss), a $266,000 loss was charged to limited partners’

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

interest, and the $213,000 ineffective portion of net loss was charged to operations. During 2002, an unrealized loss resulting from a change in the fair value of the derivatives totaled $224,000, of which $65,000 was reflected in accumulated other comprehensive income (loss) and $159,000 was charged to limited partners’ interest.

Note 9. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Under various federal, state, and local laws, ordinances, and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances, or petroleum product releases, at its properties. The owner may be liable to governmental entities or to third parties for property damage, and for investigation and cleanup costs incurred by such parties in connection with any contamination. Management is unaware of any environmental matters that would have a material impact on the Company’s consolidated financial statements.

The Company’s principal office is located in 6,200 square feet (increasing to 7,500 square feet effective March 1, 2005) at 44 South Bayles Avenue, Port Washington, NY, which it leases from a partnership owned 24% by the Company’s CEO.  Future minimum rents payable under the terms of the lease, as amended, amount to $209,000, $220,000, $225,000, $231,000, $237,000, and $39,000 during the years 2005 through 2009, and through February 2010, respectively. The Company’s Wal-Mart shopping center is subject to a ground lease running through May 2071, with future minimum rents payable amounting to $129,000 per annum.

Note 10. Selected Quarterly Financial Data (unaudited)

	Quarter ended
Year					Year ended December 31
	March 31	June 30	September 30	December 31

2004
Revenues	$11,275,000	$12,667,000	$12,464,000	$14,738,000	$51,144,000
Net income applicable to common shareholders	1,343,000	1,903,000	1,208,000	1,248,000	5,702,000
Basic and fully diluted net income per share	$0.08	$0.12	$0.07	$0.07	$0.34
2003
Revenues	$5,284,000	$6,138,000	$6,672,000	$8,585,000	$26,679,000
Net loss applicable to common shareholders	(199,000)	(40,000)	(228,000)	(20,884,000)	(21,351,000)
Basic and fully diluted net loss per share	$(0.73)	$(0.14)	$(0.96)	$(1.86)	$(7.09)
2002
Revenues	$2,510,000	$2,657,000	$3,614,000	$4,208,000	$12,989,000
Net loss applicable to common shareholders	(53,000)	(222,000)	(45,000)	(148,000)	(468,000)
Basic and fully diluted net loss per share	$(0.23)	$(0.96)	$(0.20)	$(0.64)	$(2.03)

Note 11.  Subsequent Events

On February 2, 2005, the Company’s Board of Directors approved a dividend of $.225 per share with respect to its common stock as well as an equal distribution per unit on its 454,000 outstanding OP Units. At the same time, the Board approved a dividend of $0.554688 per share with respect to the

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2004

Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions were paid on February 22, 2005 to shareholders of record on February 14, 2005.

On February 7, 2005, the Company announced that it had reached an non-binding agreement to acquire a portfolio of 27 properties located primarily in Ohio. The properties contains approximately 735,000 sq. ft. of GLA, and the purchase price is expected to be approximately $90 million. Eleven of the properties are anchored by an Ohio-based drug store chain. The Company expects to finance the acquisition by (1) issuing approximately $15 million of OP Units, and (2) funding the balance with a combination of fixed-rate debt and borrowings from its secured revolving credit facility.

On March 2, 2005, the Company acquired the Kenley Village and St. James Square shopping centers, both located in Hagerstown, MD. These community shopping centers contain approximately 52,000 and 40,000 square feet of GLA, respectively, and both are anchored by Food Lion supermarkets. Kenley Village was built in 1988 and St. James Square was built in 2000. The combined purchase price for both properties, including closing costs, was approximately $8.3 million.

Back to Contents

Item 9.   Changes in, and Disagreements with Accountants on, Accounting and Financial Disclosure

None

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms.  In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process.  The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings.  The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis.  The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of December 31, 2004, and have determined that such disclosure controls and procedures are effective.

Management Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the last quarter of 2004.

Ernst & Young LLP, the Company’s independent auditors, have issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which appears elsewhere in this report.

Item 9B.   Other Information

None.

Back to Contents

Part III.

Item 10.   Directors and Executive Officers of the Registrant

This item is incorporated by reference to the definitive proxy statement for the 2005 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11.   Executive Compensation

This item is incorporated by reference to the definitive proxy statement for the 2005 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the definitive proxy statement for the 2005 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13.   Certain Relationships and Related Transactions

This item is incorporated by reference to the definitive proxy statement for the 2005 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

This item is incorporated by reference to the definitive proxy statement for the 2005 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Back to Contents

Part IV

Item 15.		Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

The response to this portion of Item 15 is included in Item 8 of this report.

	2.	Financial Statement Schedules

III. Real Estate and Accumulated Depreciation

All other schedules have been omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or is included in the consolidated financial statements or notes thereto.

	3.	Exhibits

Item	Title or Description

3.1.a	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
3.1.b	Articles Supplementary for 8-7/8% Series A Cumulative Redeemable Preferred Stock.
3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
3.3.b
Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.c	Amendment No. 2 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P.
10.1.a	[Intentionally left blank]
10.1.b
Standstill Agreement by and between Robert J. Ambrosi of ARC Properties, Inc. and Cedar Shopping Centers, Inc., dated May 31, 2002, incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 13, 2002.

10.1.c	Indemnity Agreement by Cedar-RL, LLC to and for the benefit of Leo S. Ullman, dated as of May 31, 2002, incorporated by reference to Exhibit 10.5 of Form 8-K filed on June 13, 2002.
10.1.d	Promissory Note from Cedar-RL, LLC to Silver Circle Management Corp., dated as of May 31, 2002, incorporated by reference to Exhibit 10.6 of Form 8-K filed on June 13, 2002.
10.1.e	Subordinate Pledge and Security Agreement by Cedar-RL, LLC and Silver Circle Management Corp., dated as of May 31, 2002, incorporated by reference to Exhibit 10.7 of Form 8-K filed on June 13, 2002.
10.1.f
Compensation Agreement between Cedar Shopping Centers, Inc., Cedar Shopping Centers Partnership, L.P. SKR Management Corp., Cedar Bay Realty Advisors, Inc., Brentway Management LLC, Leo S. Ullman and ARC Properties, Inc., dated May 31, 2002, incorporated by reference to Exhibit 10.8 of Form 8-K filed on June 13, 2002.

Back to Contents

10.1.g
Amended and Restated Limited Partnership Agreement of API Red Lion Shopping Center Associates, L.P., a New York Limited Partnership, among Cedar-RL, LLC and Silver Circle Management Corp. and Philadelphia ARC-Cedar, LLC, dated as of May 31, 2002, incorporated by reference to Exhibit 11.11 of Form 8-K filed on June 13, 2002.

10.1.h	Warrant by Cedar Shopping Centers Partnership, L.P. to ARC Properties, Inc., dated as of May 31, 2002, incorporated by reference to Exhibit 10.12 of Form 8-K filed on June 13, 2002.
10.2.a
Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P. dated January 7, 2002; First Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated February 22, 2002; Second Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated February 24, 2002; Third Amendment to Agreement to Purchase Real Estate between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 1, 2002; Fourth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 8, 2002; Fifth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 13, 2002; Sixth Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 15, 2002; and Seventh Amendment to Agreement to Purchase Real Estate by and between Loyal Plaza Venture, L.P. and Cedar Shopping Centers Partnership, L.P., dated March 22, 2002 (collectively, the “Purchase Contract”), incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 17, 2002.

10.2.b
Limited Partnership Agreement of Loyal Plaza Associates, L.P. between CIF-Loyal Plaza Associates, L.P. and Kimco Preferred Investor IV Trust, dated June 28, 3002, incorporated by reference to Exhibit 10.3 of Form 8-K filed on July 17, 2002.

10.2.c
Limited Partnership Agreement of CIF-Loyal Plaza Associates, L.P. by and among CIF-Loyal Plaza Associates, L.P. and Cedar Shopping Centers Partnership, L.P., dated as of June 28, 2002, incorporated by reference to Exhibit 10.4 of Form 8-K filed on July 17, 2002.

10.2.d
Open-End Mortgage and Security Agreement in the amount of $14 million (Original Mortgage) by Loyal Plaza Venture, L.P. (Borrower) and Glimcher Loyal Plaza Tenant, L.P. (Tenant) (collectively referred to as Mortgagor) to Lehman Brothers Bank, FSB (Lender), dated May 31, 2001, incorporated by reference to Exhibit 10.5 of Form 8-K file don July 17, 2002.

10.2.e
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

10.2.f
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

Back to Contents

and owned by LaSalle Bank National Association (Trustee) of LB-UBS Commercial Trust (Lender), dated July 2, 2002, incorporated by reference to Exhibit 10.13 of Form 8-K filed on July 17, 2002.
10.3.a
Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Shopping Centers Partnership, L.P., dated September 12, 2002, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 9, 2002.

10.3.b
First Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Shopping Centers Partnership, L.P., dated September 12, 2002, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 9, 2002.

10.3.c
Second Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Shopping Centers Partnership, L.P., dated September 12, 2002, incorporated by reference to Exhibit 10.3 of Form 8-K filed on December 9, 2002.

10.3.d
Third Amendment to Agreement of Purchase and Sale between Connecticut General Life Insurance Company and Cedar Shopping Centers Partnership, L.P., dated as of November 15, 2002, incorporated by reference to Exhibit 10.4 of Form 8-K filed on December 9, 2002.

10.3.e
Limited Liability Company Agreement of Cedar-Camp Hill, LLC by Cedar Shopping Centers Partnership, L.P., effective as of November 1, 2002, incorporated by reference to Exhibit 10.6 of Form 8-K filed on December 9, 2002.

10.3.f	Loan Agreement by and between Cedar-Camp Hill, LLC and Citizens Bank of Pennsylvania, executed on November 14, 2002, incorporated by reference to Exhibit 10.10 of Form 8-K filed on December 9, 2002.
10.3.g
Open-End Mortgage and Security Agreement between Cedar-Camp Hill, LLC, Cedar Bay Realty Advisors, Inc. and Citizens Bank of Pennsylvania, executed on November 14, 2002, incorporated by reference to Exhibit 10.11 of Form 8-K filed on December 9, 2002.

10.4.a
Limited Partnership Agreement of Fairport Associates, L.P. between CIF-Fairport Associates, LLC and Kimco Preferred Investor III, Inc, dated as of January 8, 2003, incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 21, 2003.

10.4.b
Limited Partnership Agreement of Fairview Plaza Associates, L.P. between CIF-Fairview Associates, LLC and Fairport Associates, L.P., dated as of January 10, 2003, incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 21, 2003.

10.4.c	Loan Agreement from General Electric Capital Corp. to Fairview Plaza Associates, L.P., dated as of January 10, 2003, incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 21, 2003.
10.4.d
Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Fairview Plaza Associates, L.P. for the benefit of General Electric Capital Corporation, is executed as of January 10, 2003, incorporated by reference to Exhibit 10.7 of Form 8-K filed on February 21, 2003.

10.4.e	Promissory Note for Fairview Plaza Associates, L.P. to General Electric Capital Corporation, dated January 10, 2003, incorporated by reference to Exhibit 10.8 of Form 8-K filed on February 21, 2003.
10.4.f
Loans to One Borrower Certificate from General Electric Capital Corp. to Fairview Plaza Associates, L.P. guaranteed by Cedar Income Fund, Ltd., dated January 10, 2003, incorporated by reference to Exhibit 10.10 of Form 8-K filed on February 21, 2003.

10.4.g
Agreement for the Sale of Real Estate of Newport Plaza by and between Cedar Income Fund Partnership, L.P. and Caldwell Development, Inc., dated in August 2002, incorporated by reference to Exhibit 10.11 of Form 8-K filed on February 21, 2003.

10.4.h
Limited Partnership Agreement of Newport Plaza Associates, L.P. between CIF-Newport Plaza Associates, LLC and Fairport Associates, L.P., dated as of January 7, 2003, incorporated by reference to Exhibit 10.12 of Form 8-K filed on February 21, 2003.

Back to Contents

10.4.i
Indemnification Agreement between Mark G. Caldwell and Newport Plaza Associates, L.P. by and between Mark G. Caldwell and Newport Plaza Associates, L.P., dated February 6, 2003, incorporated by reference to Exhibit 10.16 of Form 8-K filed on February 21, 2003.

10.4.j
Loan Agreement by and between Newport Plaza Associates, L.P. and Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.17 of Form 8-K filed on February 21, 2003.

10.4.k
Promissory Note from Citizens Bank of Pennsylvania for the benefit of Newport Plaza Associates, L.P., dated as of February 6, 2003, incorporated by reference to Exhibit 10.18 of Form 8-K filed on February 21, 2003.

10.4.l
Open-End Mortgage and Security Agreement between Newport Plaza Associates, L.P. and Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.19 of Form 8-K filed on February 21, 2003.

10.4.m
Guaranty and Suretyship Agreement by Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P. made in favor of Citizens Bank of Pennsylvania, made as of February 6, 2003, incorporated by reference to Exhibit 10.23 of Form 8-K filed on February 21, 2003.

10.4.n
Agreement for the Sale of Real Estate of Halifax Plaza between Cedar Income Fund Partnership, L.P. and Caldwell Development Company, dated in August 2002, incorporated by reference to Exhibit 10.27 of Form 8-K filed on February 21, 2003.

10.4.o
First Addendum to Agreement of Sale of Halifax Plaza between Cedar Income Fund Partnership, L.P. and Caldwell Development Company, dated in August 2002, incorporated by reference to Exhibit 10.28 of Form 8-K filed on February 21, 2003.

10.4.p
Limited Partnership Agreement of Halifax Plaza Associates, L.P. between CIF-Halifax Plaza Associates, LLC and Fairport Associates, L.P., entered into as of January 7, 2003, incorporated by reference to Exhibit 10.29 of Form 8-K filed on February 21, 2003.

10.4.q
Indemnification Agreement between Mark G. Caldwell and Halifax Plaza Associates, L.P. by and between Mark G. Caldwell and Halifax Plaza Associates, L.P., dated as of February 6, 2003, incorporated by reference to Exhibit 10.32 of Form 8-K filed on February 21, 2003.

10.4.r
Loan Agreement by and between Halifax Plaza Associates, L.P. and Citizens Bank of Pennsylvania, made as of February 6, 2003, incorporated by reference to Exhibit 10.33 of Form 8-K filed on February 21, 2003.

10.4.s	Promissory Note for Halifax Plaza Associates, L.P. to Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.34 of Form 8-K filed on February 21, 2003.
10.4.t
Open-End Mortgage and Security Agreement between Halifax Plaza Associates, L.P. and Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.35 of Form 8-K filed on February 21, 2003.

10.4.u
Guaranty and Suretyship Agreement by Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P. in favor of Citizens Bank of Pennsylvania, made as of February 6, 2003, incorporated by reference to Exhibit 10.39 of Form 8-K filed on February 21, 2003.

10.5.a.i
Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of November 1, 2003, incorporated by reference to Exhibit 10.39 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.5.a.ii	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of March 23, 2004.
10.5.b.i
Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of November 1, 2003, incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.5.b.ii	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of March 23, 2004.

Back to Contents

10.5.c.i
Employment Agreement between Cedar Shopping Centers, Inc. and Thomas J. O’Keeffe, dated as of November 1, 2003, incorporated by reference to Exhibit 10.41 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.5.c.ii	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas J. O’Keeffe, dated as of March 23, 2004.
10.5.d.i
Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of November 1, 2003, incorporated by reference to Exhibit 10.42 of the Registration Statement on Form S-11 field on August 20, 2003, as amended.

10.5.d.ii	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of March 23, 2004.
10.5.e.i
Employment Agreement between Cedar Shopping Centers, Inc. and Stuart H. Widowski, dated as of November 1, 2003, incorporated by reference to Exhibit 10.43 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.5.e.ii	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Stuart H. Widowski, dated as of March 23, 2004.
10.6.a	Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003.
10.6.b	Amendment No. 1 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003.
10.6.c	Amendment No. 2 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of August 9, 2004.
10.7.a	Agreement to Enter into Net Lease among SPSP, PSI, 24th Street (collectively. “Owners”) and Cedar I, dated as of April 23, 2003 (“Original Agreement”).
10.7.b	Amendment to Original Agreement among Owners and Cedar I, dated May 15, 2003.
10.7.c
Amendment to Original Agreement and Original Commitment among Owners and Cedar I, Cedar II and Cedar Income Fund Partnership, LP (“Cedar Partnership:) dated June 18, 2003 (the “Second Amendment Letter”).

10.7.d	Amended and Restated Agreement to Enter into Letter Agreement Among Owners, Cedar I and Cedar II, dated June 18, 2003.
10.7.e	Amendment to Original Agreement among Owners, Cedar I, Cedar II and Cedar Partnership, dated July 29, 2003.
10.7.f	Amendment to Original Agreement among Owners, Cedar I, Cedar II and Cedar Partnership, dated October 30, 2003.
10.7.g	Lease between Owners and Cedar I (the “Lease”).
10.7.h	Promissory Note in the original principal amount of $39,000,000 made by Owners in favor of Cedar II (the “Loan”).
10.7.i	Open-End Mortgage and Security Agreement made by Owners in favor of Cedar II, dated October 23, 2003 and made effective as of October 31, 2003.
10.8.a	Contribution Agreement by and among Owner Entities and Cedar LP, dated as of October 2, 2003.
10.8.b	Amendment to Contribution Agreement by and among Owner Entities and Cedar LP.
10.8.c	Loan Agreement between Owner Entities and Cedar Lender.
10.8.d	Promissory Note by Owner Entities in favor of Cedar Lender.
10.8.e	Pledge and Security Agreement by Owner Entities in favor of Cedar Lender.
10.8.f	Guaranty by Owner Principal in favor of Cedar GP, Cedar LP and Cedar Lender.
10.8.g	Agreement of Limited Partnership of the Partnership by and among Cedar GP, Cedar LP and Owner Entities.
10.9.a	Recapitalization Agreement by and among the Partnership, Owner Entities and Cedar LP, dated as of October 2, 2003.

Back to Contents

10.9.b	Amendment to Recapitalization Agreement by and among the Partnership, Owner Entities and Cedar LP, dated November 3, 2003.
10.9.c	Second Amendment to Recapitalization Agreement by and among the Partnership and Owner Entities and Cedar LP.
10.9.d	Right of First Refusal by the Partnership to Owner Entities, executed on November 19, 2003, and effective as of December 9, 2003.
10.9.e	Loan Agreement between Owner Entities and Cedar Lender.
10.9.f	Promissory Note by Owner Entities in favor of Cedar Lender.
10.9.g	Pledge and Security Agreement by Owner Entities in favor of Cedar Lender.
10.9.h	Guaranty by Owner Principal in favor of Cedar GP, Cedar LP and Cedar Lender.
10.9.i	Promissory Note by Cedar Partners in favor of Lender.
10.9.j	Amended and Restated Partnership Agreement of Limited Partnership of the Partnership LP, by and among the Partnership, Cedar GP, Cedar LP and Owner Entities.
10.10.a
Loan Agreement (the “Loan Agreement”) by and among Cedar Shopping Centers Partnership, L.P., Fleet National Bank (now Bank of America), Commerzbank AG New York Branch, PB Capital Corporation, Manufacturers and Traders Trust Company, Sovereign Bank, Raymond James Bank, FSB, Citizens Bank and the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”) and Fleet National Bank (as Administrative Agent), dated January 30, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 22, 2004.

10.10.b	First Amendment to Loan Agreement, dated as of June 16, 2004.
10.10.c	Second Amendment to Loan Agreement, dated as of November 2, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 8, 2004.
10.10.d	Third Amendment to Loan Agreement, dated as of January 28, 2005.
10.11.a
Agreement of Purchase and Sale between Dubois Realty Partners, L.P. and Cedar Shopping Centers Partnership, L.P., dated as of December 24 2003, incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 22, 2004.

10.11.b
Guaranty of Cedar Dubois, LLC by and among Cedar Shopping Centers Partnership, L.P. and Fleet National Bank, dated January 30, 2004, incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 22, 2004.

10.11.c
Pledge and Security Agreement of Cedar Dubois, LLC by and between Cedar Shopping Centers Partnership, L.P. and Fleet National Bank, dated as of March 2004, incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 22, 2004.

10.11.d
Open-End Mortgage and Security Agreement of Cedar Dubois, LLC between Fleet National Bank and Cedar Shopping Centers Partnership, L.P., dated as of March 2004, incorporated by reference to Exhibit 10.5 of Form 8-K filed on March 22, 2004.

10.11.e
Limited Liability Company Agreement of Cedar Dubois, LLC by Cedar Shopping Centers Partnership, L.P. as sole member, dated March 2004, incorporated by reference to Exhibit 10.8 of Form 8-K filed on March 22, 2004.

10.11.f
Agreement of Purchase and Sale between Townfair Center Associates and Townfair Center Associates, Phase III (comprised of P.J. Dick Incorporated and Michael Joseph Limited Partnership) and Cedar Shopping Centers Partnership, L.P., dated as of December 24, 2003, incorporated by reference to Exhibit 10.9 of Form 8-K filed on March 22, 2004.

10.11.g
Loan Agreement between Patrician Financial Company Limited Partnership as Lender and Townfair Center Associates as Borrower, dated as of February 13, 1998, incorporated by reference to Exhibit 10.10 of Form 8-K filed on March 22, 2004.

10.11.h
Promissory Note (Townfair Center Phases I & II) from Cedar Shopping Centers Partnership, L.P. to Patrician Financial Company Limited Partnership, Note Date: February 13, 1998, incorporated by reference to Exhibit 10.11 of Form 8-K filed on March 22, 2004.

Back to Contents

10.11.i
Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Townfair Center Associates in favor of Patrician Financial Company Limited Partnership, entered into as of February 13, 1998, incorporated by reference to Exhibit 10.12 of Form 8-K filed on March 22, 2004.

10.11.j
Limited Liability Company Agreement of Cedar Townfair, LLC between Cedar Shopping Centers Partnership, L.P. as sole member and Frank Ullman as special member, dated March 2004, incorporated by reference to Exhibit 10.17 of Form 8-K filed on March 22, 2004.

10.11.k
Limited Liability Company Agreement of Cedar Townfair Phase III, LLC between Cedar Shopping Centers Partnership, L.P. as  sole member, dated March 2004, incorporated by reference to Exhibit 10.18 of Form 8-K filed on March 22, 2004.

10.12.a
Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of August 2, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 5, 2004.

10.12.b
Amendment to Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of September 2, 2004, incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 5, 2004.

10.12.c
Second Amendment to Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of September 10, 2004, incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 5, 2004.

10.12.d
Third Amendment to Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of September 13, 2004, incorporated by reference to Exhibit 10.4 of Form 8-K filed on November 5, 2004.

10.12.e
Fourth Amendment to Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of October 29, 2004, incorporated by reference to Exhibit 10.5 of Form 8-K filed on November 5, 2004.

10.12.f
Limited Liability Company Agreement of Cedar-Franklin Village LLC entered into by Cedar-Franklin Village 2 LLC as sole equity member,        Suzanne M. Hay as Springing Member 1 and Jan Koeman as Springing Member 2, dated October 22, 2004, incorporated by reference to Exhibit 10.6 of Form 8-K filed on November 5, 2004.

10.12.g
Operating Agreement of Cedar-Franklin Village 2 LLC made and entered into by Cedar Shopping Centers Partnership, L.P. dated as of October 21, 2004, incorporated by reference to Exhibit 10.7 of Form 8-K filed on November 5, 2004.

10.12.h
Loan Agreement between Cedar-Franklin Village LLC as Borrower and Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004, incorporated by reference to Exhibit 10.13 of Form 8-K filed on November 5, 2004.

10.12.i	Promissory Note for Cedar-Franklin Village LLC to Eurohypo AG, New York Branch, dated November 1, 2004, incorporated by reference to Exhibit 10.14 of Form 8-K filed on November 5, 2004.
10.12.j
Mortgage and Security Agreement for Cedar-Franklin Village LLC as Borrower to Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004, incorporated by reference to Exhibit 10.15 of Form 8-K filed on November 5, 2004.

10.12.k
Guaranty for Cedar Shopping Centers Partnership, L.P. as Guarantor for the benefit of Eurohypo AG, New York Branch as Lender, executed as of November 1, 2004, incorporated by reference to Exhibit 10.18 of Form 8-K filed on November 5, 2004.

Back to Contents

10.12.l
Supplemental Guaranty by Cedar Shopping Centers Partnership, L.P. as Guarantor for the benefit of Eurohypo AG, New York Branch as Lender, executed as of November 1, 2004, incorporated by reference to Exhibit 10.19 of Form 8-K filed on November 5, 2004.

10.13.a
Agreement of Purchase and Sale dated as of November 15, 2004, by and between Gateway Connecticut Properties, Inc., as Seller, and Cedar Shopping Centers Partnership, L.P., a Delaware Limited Partnership, as Purchaser, in respect of the Brickyard Shopping Center, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 21, 2004.

21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Chief Executive Officer Certification
31.2	Section 302 Chief Financial Officer Certification
32.1	Section 906 Chief Executive Officer Certification
32.2	Section 906 Chief Financial Officer Certification

(b)	Exhibits
The response to this portion of Item 15 is included in Item 15(a) (3) above.

(c)	The following documents are filed as part of the report:

None.

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

March 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and as of the date indicated this report has been signed by the below.

/s/ JAMES J. BURNS	/s/ J.A.M.H. DER KINDEREN

James J. Burns	J.A.M.H. der Kinderen
Director	Director

/s/ RICHARD HOMBURG	/s/ EVERETT B. MILLER, III

Richard Homburg	Everett B. Miller, III
Director	Director

/s/ LEO S. ULLMAN	/s/ BRENDA J. WALKER

Leo S. Ullman	Brenda J. Walker
Director	Director

/s/ROGER M. WIDMANN

Roger M. Widmann
Director

March 10, 2005

Back to Contents

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III - Real Estate and Accumulated Depreciation
Year Ended December 31, 2004

Property location/% - owned (1)	Gross leasable area	Year acquired	Year built/ year last renovated	Initial cost to Company		Subsequent cost capitalized

				Land	Buildings and improvements

STABILIZE2D PROPERTIES (2):
The Point	255,000	2000	1972/2001	$2,700,000	$10,800,000	$11,179,000
Harrisburg, PA (100%)
Academy Plaza	153,000	2001	1965/1998	2,406,000	9,623,000	908,000
Philadelphia, PA (100%)
Port Richmond Village	155,000	2001	1988	2,942,000	11,769,000	324,000
Philadelphia, PA (100%)
Washington Center Shoppes	153,000	2001	1979/1995	1,811,000	7,314,000	859,000
Washington Tnsp, NJ (100%)
Red Lion	224,000	2002	1990/2000	4,221,000	16,531,000	(658,000)
Philadelphia, PA (20%)
Loyal Plaza	294,000	2002	1969/2000	3,853,000	15,620,000	1,129,000
Williamsport, PA (25%)
LA Fitness Facility	41,000	2002	2003	2,107,000	—	3,920,000
Fort Washington, PA (50%)
Fairview Plaza	70,000	2003	1992	1,810,000	7,272,000	156,000
New Cumberland, PA (30%)
Halifax Plaza	54,000	2003	1994	1,102,000	4,609,000	85,000
Halifax, PA (30%)
Newport Plaza	67,000	2003	1996	1,316,000	5,320,000	99,000
Newport, PA (30%)
Pine Grove Plaza	79,000	2003	2001/2002	1,622,000	6,489,000	—
Pemberton Tnsp, NJ (100%)
Swede Square	99,000	2003	1980/2004	1,555,000	6,232,000	1,932,000
East Norriton, PA (100%)
Valley Plaza	191,000	2003	1975/1994	1,950,000	7,766,000	59,000
Hagerstown, MD (100%)
Wal-Mart Center	156,000	2003	1972/2000	—	11,834,000	10,000
Southington, CT (100%)
South Philadelphia	283,000	2003	1950/2003	8,222,000	35,907,000	857,000
Philadelphia, PA (100%)
River View Plaza I II III	244,000	2003	1991/1998	9,718,000	40,356,000	75,000
Philadelphia, PA (100%)
Columbus Crossing	142,000	2003	2001	4,579,000	19,135,000	5,000
Philadelphia, PA (100%)
Sunset Crossing	74,000	2003	2002	2,150,000	8,980,000	(13,000)
Dickson City, PA (100%)
The Commons	175,000	2004	2000 - 2003	3,098,000	14,047,000	1,000
DuBois, PA (100%)
Townfair Center	204,000	2004	1995 - 2002	3,022,000	13,786,000	393,000
White Township, PA (100%)
Lake Raystown Plaza	84,000	2004	1995	1,482,000	6,735,000	—
Huntingdon, PA (100%)
Franklin Village Plaza	304,000	2004	1987/1989	13,825,000	58,203,000	—
Franklin, MA (100%)
The Brickyard	275,000	2004	1989 - 1990	6,463,000	28,198,000	42,000

Berlin, CT (100%)	3,776,000			81,954,000	346,526,000	21,362,000

Property location/% - owned (1)	Gross amount at which carried at Dec 31, 2004			Accumulated depreciation (4)	Amount Of encumbrance

	Land	Buildings and improvements	Total

STABILIZED PROPERTIES (2):
The Point	$2,996,000	$21,683,000	$24,679,000	$2,121,000	$19,264,000
Harrisburg, PA (100%)
Academy Plaza	2,406,000	10,531,000	12,937,000	822,000	10,278,000
Philadelphia, PA (100%)
Port Richmond Village	2,942,000	12,093,000	15,035,000	979,000	11,135,000
Philadelphia, PA (100%)
Washington Center Shoppes	1,811,000	8,173,000	9,984,000	691,000	5,749,000
Washington Tnsp, NJ (100%)
Red Lion	4,221,000	15,873,000	20,094,000	1,099,000	16,459,000
Philadelphia, PA (20%)
Loyal Plaza	3,853,000	16,749,000	20,602,000	1,007,000	13,532,000
Williamsport, PA (25%)
LA Fitness Facility	2,107,000	3,920,000	6,027,000	97,000	4,955,000
Fort Washington, PA (50%)
Fairview Plaza	1,810,000	7,428,000	9,238,000	367,000	5,941,000
New Cumberland, PA (30%)
Halifax Plaza	1,102,000	4,694,000	5,796,000	225,000	4,100,000
Halifax, PA (30%)
Newport Plaza	1,316,000	5,419,000	6,735,000	260,000	5,237,000
Newport, PA (30%)
Pine Grove Plaza	1,622,000	6,489,000	8,111,000	282,000	5,738,000
Pemberton Tnsp, NJ (100%)
Swede Square	2,268,000	7,451,000	9,719,000	412,000		(3)
East Norriton, PA (100%)
Valley Plaza	1,950,000	7,825,000	9,775,000	292,000		(3)
Hagerstown, MD (100%)
Wal-Mart Center	—	11,844,000	11,844,000	395,000
Southington, CT (100%)
South Philadelphia	8,222,000	36,764,000	44,986,000	1,384,000		(3)
Philadelphia, PA (100%)
River View Plaza I II III	9,718,000	40,431,000	50,149,000	1,492,000		(3)
Philadelphia, PA (100%)
Columbus Crossing	4,579,000	19,140,000	23,719,000	610,000		(3)
Philadelphia, PA (100%)
Sunset Crossing	2,150,000	8,967,000	11,117,000	268,000		(3)
Dickson City, PA (100%)
The Commons	3,098,000	14,048,000	17,146,000	475,000		(3)
DuBois, PA (100%)
Townfair Center	3,022,000	14,179,000	17,201,000	405,000	10,167,000
White Township, PA (100%)
Lake Raystown Plaza	1,482,000	6,735,000	8,217,000	144,000		(3)
Huntingdon, PA (100%)
Franklin Village Plaza	13,825,000	58,203,000	72,028,000	422,000	43,500,000
Franklin, MA (100%)
The Brickyard	6,463,000	28,240,000	34,703,000	6,000		(3)

Berlin, CT (100%)	82,963,000	366,879,000	449,842,000	14,255,000	156,055,000

Back to Contents

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III - Real Estate and Accumulated Depreciation
Year Ended December 31, 2004 (continued)

Property location/% - owned (1)	Gross leasable area	Year acquired	Year built/ year last renovated	Initial cost to Company		Subsequent cost capitalized

				Land	Buildings and improvements

DEVELOPMENT/REDEVELOPMENT PROPERTIES:
Camp Hill Mall	449,000	2002	1958/2004	4,460,000	17,857,000	10,897,000
Camp Hill, PA (100%)
Golden Triangle	192,000	2003	1960/2004	2,320,000	9,713,000	1,787,000
Lancaster, PA (100%)
Carbondale Plaza	130,000	2004	1972	1,586,000	7,289,000	95,000
Carbondale, PA (100%)
Huntingdon Plaza	151,000	2004	1972 - 2003	933,000	4,129,000	39,000
Huntingdon, PA (100%)
Hamburg Commons	98,000	2004	1988 - 1993	1,153,000	4,678,000	117,000
Hamburg, PA (100%)
Meadows Marketplace	91,000	2004	2004	1,914,000	—	63,000
So. Hanover Tnsp, PA (100%)

	1,111,000			12,366,000	43,666,000	12,998,000

LAND ASSETS:
Washington Center Shoppes
parcel	N/A	2001	N/A	250,000	—	—
Washington Tnsp, NJ (100%)
Pine Grove Plaza parcel	N/A	2003	N/A	388,000	—	—
Pemberton Township, NJ (100%)
Lake Raystown Plaza parcel	N/A	2004	N/A	749,000	—	21,000
Huntingdon, PA (100%)
Halifax Plaza parcel	N/A	2004	N/A	901,000	—	171,000
Halifax, PA (100%)

	—			2,288,000	—	192,000

Totals	4,887,000			$96,608,000	$390,192,000	$34,552,000

Property location/% - owned (1)	Gross amount at which carried at Dec 31, 2004			Accumulated depreciation (4)	Amount Of encumbrance

	Land	Buildings and improvements	Total

DEVELOPMENT/REDEVELOPMENT PROPERTIES:
Camp Hill Mall	4,460,000	28,754,000	33,214,000	957,000	14,000,000
Camp Hill, PA (100%)
Golden Triangle	2,320,000	11,500,000	13,820,000	429,000	9,987,000
Lancaster, PA (100%)
Carbondale Plaza	1,586,000	7,384,000	8,970,000	212,000
Carbondale, PA (100%)
Huntingdon Plaza	933,000	4,168,000	5,101,000	98,000		(3)
Huntingdon, PA (100%)
Hamburg Commons	1,153,000	4,795,000	5,948,000	76,000
Hamburg, PA (100%)
Meadows Marketplace	1,914,000	63,000	1,977,000	—
So. Hanover Tnsp, PA (100%)

	12,366,000	56,664,000	69,030,000	1,772,000	23,987,000

LAND ASSETS:
Washington Center Shoppes
parcel	250,000	—	250,000	—
Washington Tnsp, NJ (100%)
Pine Grove Plaza parcel	388,000	—	388,000	—	388,000
Pemberton Township, NJ (100%)
Lake Raystown Plaza parcel	749,000	21,000	770,000	—
Huntingdon, PA (100%)
Halifax Plaza parcel	901,000	171,000	1,072,000	—
Halifax, PA (100%)

	2,288,000	192,000	2,480,000	—	388,000

Totals	$97,617,000	$423,735,000	$521,352,000	$16,027,000	$180,430,000

(1)
Other than the partnerships owning the Red Lion and the LA Fitness Facility properties, the terms of the several joint venture agreements provide, among other things, that the minority interest partners receive certain preferential returns on their investments prior to any distributions to the Company.

(2)	“Stabilized properties” are those properties, with no development/redevelopment activities, having an occupancy rate of at least 80%.

(3)
Properties pledged as collateral under the Company’s secured revolving credit facility, including Valley Plaza which is in the process of being added to the collateral pool. The total net book value of all such properties was $209,451,000 at December 31, 2004; the total amounts outstanding under the secured revolving credit facility at that date was $68,200,000.

(4)	Depreciation is provided over the estimated useful lives of buildings and improvements, which range from 5 to 40 years.