Form 10-Q
period 2005-03-31
CEDAR SHOPPING CENTERS INC
filed 2005-05-06
CIK 761648

Click here to Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-14510

CEDAR SHOPPING CENTERS, INC.

(Exact name of registrant as specified in its charter)

Maryland	42-1241468

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 South Bayles Avenue, Port Washington, New York	11050-3765

(Address of principal executive offices)	(Zip Code)

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

     Yes     No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 5, 2005, there were 22,340,981 shares of Common Stock, $0.06 par value, outstanding.

Click here to Cover

CEDAR SHOPPING CENTERS, INC.

Back to Index

Forward-Looking Statements

          Statements made or incorporated by reference in this Form 10-Q include certain “forward-looking statements”. Forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s belief, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such a difference include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants; the continuing availability of shopping center acquisitions, and development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital in the public and private markets; changes in interest rates; the fact that returns from development, redevelopment and acquisition activities may not be at expected levels; the Company’s potential inability  to realize the level of proceeds from property sales as initially expected; inherent risks in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	March 31, 2005	December 31, 2004

	(unaudited)
Assets
Real estate:
Land	$98,922,000	$97,617,000
Buildings and improvements	439,161,000	423,735,000

	538,083,000	521,352,000
Less accumulated depreciation	(19,427,000)	(16,027,000)

Real estate, net	518,656,000	505,325,000
Cash and cash equivalents	5,975,000	8,457,000
Cash at joint ventures and restricted cash	6,720,000	7,105,000
Rents and other receivables, net	5,630,000	4,483,000
Other assets	3,781,000	2,379,000
Deferred charges, net	10,406,000	9,411,000

Total assets	$551,168,000	$537,160,000

Liabilities and shareholders’ equity
Mortgage loans payable	$179,873,000	$180,430,000
Secured revolving credit facility	87,500,000	68,200,000
Accounts payable, accrued expenses, and other	7,319,000	9,012,000
Unamortized intangible lease liabilities	24,878,000	25,227,000

Total liabilities	299,570,000	282,869,000

Minority interests	11,979,000	11,995,000
Limited partners’ interest in Operating Partnership	5,511,000	6,542,000
Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 5,000,000 shares authorized, 2,350,000 shares issued and outstanding)	58,750,000	58,750,000
Common stock ($.06 par value, 50,000,000 shares authorized, 19,351,000 shares issued and outstanding)	1,161,000	1,161,000
Treasury stock (339,000 shares, at cost)	(3,919,000)	(3,919,000)
Additional paid-in capital	216,240,000	215,271,000
Cumulative distributions in excess of net income	(38,139,000)	(35,139,000)
Accumulated other comprehensive income (loss)	195,000	(165,000)
Unamortized deferred compensation plans	(180,000)	(205,000)

Total shareholders’ equity	234,108,000	235,754,000

Total liabilities and shareholders’ equity	$551,168,000	$537,160,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended March 31,

	2005	2004

Revenues:
Rents	$12,849,000	$8,809,000
Expense recoveries	3,673,000	2,360,000
Interest and other	5,000	106,000

Total revenues	16,527,000	11,275,000

Expenses:
Operating, maintenance and management	4,027,000	2,740,000
Real estate and other property-related taxes	1,475,000	1,100,000
General and administrative	969,000	642,000
Depreciation and amortization	3,949,000	2,722,000
Interest	3,137,000	2,524,000

Total expenses	13,557,000	9,728,000

Income before minority and limited partners’ interests	2,970,000	1,547,000
Minority interests	(290,000)	(168,000)
Limited partners’ interest	(62,000)	(36,000)

Net income	2,618,000	1,343,000
Preferred distribution requirements (net of limited partners’ share of $30,000)	(1,264,000)	—

Net income applicable to common shareholders	$1,354,000	$1,343,000

Per common share (basic and diluted)	$0.07	$0.08

Dividends to common shareholders	$4,354,000	$2,633,000

Per common share	$0.225	$0.160

Average number of common shares outstanding	19,351,000	16,456,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Condolidated Statement of Shareholders’ Equity
Three months ended March 31, 2005
(unaudited)

	Preferred stock
			Common stock
		$25.00 Liquidation value			Treasury stock, at cost
				$0.06 Par value
	Shares		Shares

Balance, December 31, 2004	2,350,000	$58,750,000	19,351,000	$1,161,000	$(3,919,000)
Net income
Unrealized gain on change in fair value of cash flow hedges
Deferred compensation plans, net
Preferred distribution requirements, net of limited partners’ share of $30,000
Dividends to common shareholders
Reallocation adjustment of limited partners’ interest

Balance, March 31, 2005	2,350,000	$58,750,000	19,351,000	$1,161,000	$(3,919,000)

	Additional paid-in capital	Cumulative distributions in excess of net income	Accumulated other comprehensive income (loss)	Unamortized deferred compensation plans	Total shareholders’ equity

Balance, December 31, 2004	$215,271,000	$(35,139,000)	$(165,000)	$(205,000)	$235,754,000
Net income		2,618,000			2,618,000
Unrealized gain on change in fair value of cash flow hedges			360,000		360,000
Deferred compensation plans, net				25,000	25,000
Preferred distribution requirements, net of limited partners’ share of $30,000		(1,264,000)			(1,264,000)
Dividends to common shareholders		(4,354,000)			(4,354,000)
Reallocation adjustment of limited partners’ interest	969,000				969,000

Balance, March 31, 2005	$216,240,000	$(38,139,000)	$195,000	$(180,000)	$234,108,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,

	2005	2004

Cash flow from operating activities:
Net income	$2,618,000	$1,343,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Minority interests	113,000	11,000
Limited partners’ interest	62,000	36,000
Straight-line rents	(492,000)	(260,000)
Depreciation and amortization	3,949,000	2,722,000
Amortization of intangible lease liabilities	(907,000)	(425,000)
Other	25,000	(34,000)
Increases/decreases in operating assets and liabilities:
Joint venture cash	(107,000)	165,000
Rents and other receivables	(655,000)	196,000
Other assets	(1,492,000)	(1,056,000)
Accounts payable and accrued expenses	(1,306,000)	(1,051,000)

Net cash provided by operating activities	1,808,000	1,647,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(16,709,000)	(30,177,000)
Other	25,000	(431,000)

Net cash (used in) investing activities	(16,684,000)	(30,608,000)

Cash flow from financing activities:
Line of credit, net	19,300,000	36,650,000
Proceeds from mortgage financings	—	723,000
Mortgage repayments	(557,000)	(6,243,000)
Distributions to minority interest partners	(129,000)	(332,000)
Distributions to limited partners	(102,000)	(70,000)
Preferred distribution requirements	(1,294,000)	—
Distributions to common shareholders	(4,354,000)	(2,633,000)
Deferred financing costs	(470,000)	(1,417,000)

Net cash provided by financing activities	12,394,000	26,678,000

Net (decrease) in cash and cash equivalents	(2,482,000)	(2,283,000)
Cash and cash equivalents at beginning of period	8,457,000	6,154,000

Cash and cash equivalents at end of period	$5,975,000	$3,871,000

Supplemental disclosure of cash activities:
Interest paid (including capitalized interest of $564,000 and $271,000)	$3,568,000	$2,489,000

Supplemental disclosure of non-cash investing and financing activities:
Purchase accounting adjustments	$350,000	$(202,000)

Assumption of mortgage loans payable	$—	$9,993,000

See accompanying notes to consolidated financial statements.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2005
(unaudited)

Note 1.  Organization

          Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company has focused on the ownership, operation and redevelopment of community and neighborhood shopping centers located in the Northeast, primarily in Pennsylvania. At March 31, 2005, the Company owned 33 properties, aggregating approximately 5 million square feet of gross leasable area (“GLA”).

          Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2005, the Company owned a 97.7% economic interest in, and is the sole general partner of, the Operating Partnership.  The limited partners’ interest in the Operating Partnership is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity.  Such ownership percentage was 2.3% at March 31, 2005. The 454,000 Operating Partnership Units (“OP Units”)  held by limited partners at March 31, 2005 are economically equivalent to shares of the Company’s common stock and are convertible into shares of the Company’s common stock at the option of the holders on a one-to-one basis.

          As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership, or, where the context so requires, Cedar Shopping Centers, Inc. only.

Note 2.  Basis of Presentation and Consolidation Policy

          The Company’s management has prepared the accompanying interim unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The 2004 financial statements have been reclassified to conform to the 2005 presentation. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

          The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and joint venture partnerships in which it participates. With respect to its joint ventures, the Company has general partnership interests

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2005
(unaudited)

ranging from 20% to 50% and, since the Company (1) is the sole general partner and exercises substantial operating control over these entities, and (2) has determined pursuant to The Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, that they are not variable-interest entities, such partnerships are included in the consolidated financial statements.

          The accompanying financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates.

Note 3.  Stock-Based Compensation

          The Company’s 2004 Stock Incentive Plan provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to this plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant may not exceed 250,000. Commencing in 2004, the Company’s Board of Directors determined to grant $20,000 of restricted shares annually to each of its five independent directors, which shares vest on the third anniversary of the grant date. In addition, the Board determined to grant $50,000 of restricted shares to each of three independent directors as consideration for past services rendered, which shares would vest 20% on the first anniversary of the grant date, and 40% each on the second and third anniversaries of the grant date. Shares issued relating to these grants were transferred to a Rabbi Trust for the benefit of the Directors, have been classified as treasury stock and deferred compensation plans in the Company’s consolidated balance sheet, and are accounted for pursuant to Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Amortization of amounts deferred are being charged to operations over the vesting periods. Shares held by the Rabbi Trust are included in outstanding shares for earnings per share (“EPS”) computations.

          In connection with the Red Lion acquisition, the Operating Partnership issued warrants to purchase 83,333 OP Units to a minority interests partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to anti-dilution adjustments, are fully vested, and expire in 2012.

          During 2001, pursuant to the 1998 Stock Option Plan (the “Option Plan”), the Company granted to directors options to purchase an aggregate of 16,665 shares of common stock at $10.50 per share, the market value of the Company’s common stock on the date of the grant. The options are fully exercisable and expire in 2011. In connection with the adoption of the 2004 Stock Incentive Plan, the Company agreed that it would not issue any more options under the Option Plan.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2005
(unaudited)

Note 4.  Earnings Per Share

          In accordance with FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, basic EPS is computed by dividing net income available to common shareholders by the average number of common shares outstanding for the period. Fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2005 and 2004, fully diluted EPS was not different than basic EPS.

Note  5.  Cash in Joint Ventures and Restricted Cash

          Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and distributions to the general and limited (joint venture) partners are strictly controlled. Cash at joint ventures amounted to $1,300,000 and $1,193,000 at March 31, 2005 and December 31, 2004, respectively.

          The terms of several of the Company’s mortgage loans payable require it to deposit certain replacement and other reserves with its lenders. This restricted cash is generally available for property-level requirements for which the reserve was established.  This cash is not, however, available to fund other property-level or Company-level obligations. Restricted cash amounted to $5,420,000 and $5,912,000 at March 31, 2005 and December 31, 2004, respectively.

Note 6.  Income Taxes

          The Company has elected since 1986 to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. As a REIT, the Company will generally not be subject to federal income taxation on its taxable income that is distributed to its shareholders. To maintain its status as a REIT, the Company must satisfy certain tests, including a requirement that at least 90% of its taxable income be distributed to its shareholders.

Note 7.  Acquisition Activity

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

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2005
(unaudited)

          The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2005 and 2004 as though (1) the transaction described above, and (2) all 2004 property acquisitions, were completed as of January 1, 2004. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2004, nor do they purport to predict the results of operations of future periods.

	Three months ended March 31,

	2005	2004

Revenues	$16,681,000	$15,946,000
Net income applicable to common shareholders	$1,385,000	$1,962,000
Per common share (basic and diluted)	$0.07	$0.12
Average number of common shares outstanding	19,351,000	16,456,000

Note 8.  Secured Revolving Credit Facility

          The Company has a $140 million (expandable to $200 million, subject to certain conditions) secured revolving credit facility with Bank of America (the agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility will expire in January 2007, subject to a one-year extension option. Borrowings under the facility aggregated $87,500,000 at March 31, 2005, and bore interest at an average rate of 4.3% per annum. Based on covenants and collateral in place, the Company was permitted to draw up to $137.3 million, and $49.8 million remained available as of that date. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available. Borrowings under the facility presently incur interest at a rate of LIBOR plus 150 basis points (“bps”), subject to increases to a maximum of 205 bps depending upon the Company’s leverage ratio, as defined. The facility also requires an unused portion fee of 15 or 20 bps, depending on the level of outstanding borrowings, and limits dividends to 95% of funds from operations, as defined. The Company has paid facility and arrangement fees to the banks, plus legal and other on-going closing costs as properties are added to the collateral pool, aggregating approximately $2.3 million through March 31, 2005.

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
March 31, 2005
(unaudited)

Note 9.  Intangible Lease Assets/Liabilities

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

          With respect to the Company’s 2005 acquisitions, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis, to the applicable intangible asset and liability accounts. Unamortized intangible lease liabilities of $24,878,000 and $25,227,000 at March 31, 2005 and December 31, 2004, respectively, relate primarily to below-market leases.

          Revenues include $907,000 and $425,000 for the three months ended March 31, 2005 and 2004, respectively, relating to the amortization of intangible lease liabilities. Correspondingly, depreciation and amortization expense includes $1,070,000 and $439,000 for the three months ended March 31, 2005 and 2004, respectively, applicable to amounts allocated to intangible lease assets.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2005
(unaudited)

Note 10.  Derivative Financial Instruments

          During the three months ended March 31, 2005, an unrealized gain resulting from a change in the fair value of derivatives totaled $368,000, of which a $360,000 gain was credited to accumulated other comprehensive income (loss) and $8,000 was credited to limited partners’ interest. During the three months ended March 31, 2004, the Company recognized a net unrealized loss of $656,000 relating to the change in fair value of its derivative financial instruments. Of that amount, a $366,000 loss was recorded in accumulated other comprehensive income (loss), a $10,000 loss was charged to limited partners’ interest, and a $280,000 charge for the ineffective portion of the net loss was charged to earnings.

Note 11.  Subsequent Events

          On April 4, 2005, the Company concluded the sale of 1,200,000 shares of its 8-7/8% Series A Cumulative Redeemable Preferred Stock in a public offering at a price of $26.00 per share. The net proceeds of the offering, after underwriting fees and offering costs, amounted to approximately $30 million, substantially all of which were used to repay amounts outstanding under the Company’s secured revolving credit facility.

          On April 6, 2005, the Company concluded the sale of 2,990,000 shares of its common stock (including 390,000 shares representing the exercise by the underwriters of their over-allotment option) in a public offering at a price of $13.80 per share. The net proceeds of the offering, after underwriting fees and offering costs, amounted to approximately $40 million, substantially all of which were used to repay amounts outstanding under the Company’s secured revolving credit facility.

          On April 12, 2005, the Company entered into a three-year construction loan facility for the renovation of the retail facilities and construction of additional buildings at the Camp Hill Shopping Center. The $49.5 million aggregate facility includes $14.0 million representing the original acquisition loan from the same lender, which has been amended to conform to the terms of the new facility, and up to $35.5 million for reconfiguration and renovation of in-line retail space and construction of new space. The facility is for a three-year period; draws thereunder will bear interest at LIBOR plus 185 basis points.

          Pursuant to an agreement dated February 3, 2005 to acquire 25 primarily drug store-anchored properties located in Ohio, Pennsylvania, New York and Connecticut, the Company, on April 25, 2005, purchased 21 of the properties for an aggregate consideration, excluding closing costs, of approximately $67.9 million. The total consideration consisted of (1) approximately $27.6 million of new 10-year first mortgage financings at a weighted average fixed interest rate of approximately 5.2%, (2) the assumption of approximately $8.4 million of existing financing at a weighted average fixed interest rate of 7.4%, (3) approximately $13.8 million in newly-issued

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2005
(unaudited)

OP Units, and (4) approximately $18.1 million funded from the Company’s secured revolving credit facility. It is anticipated that the acquisition of the remaining four properties will be concluded within thirty days. The total consideration for those four properties will be approximately $19.4 million, excluding closing costs, and will similarly consist of a combination of new first mortgage financings, assumption of existing financing, the issuance of OP Units, and draws on the Company’s secured revolving credit facility.

          On May 3, 2005, the Company’s Board of Directors approved a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board approved a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions will be paid on May 20, 2005 to shareholders of record on May 13, 2005.

Back to Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

          The Company is a fully integrated, self-administered and self-managed real estate company.  At March 31, 2005, the Company had a portfolio of 33 properties totaling approximately 5 million square feet of GLA, including 27 wholly-owned properties comprising approximately 4.3 million square feet and six properties owned through joint ventures comprising approximately 700,000 square feet. The portfolio, excluding 6 properties currently under development and/or redevelopment, was approximately 97% leased as of that date.

          The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership. At March 31, 2005, the Company owned 97.7% of the Operating Partnership and is its sole general partner; in addition, the Company conducts all of its business through the Operating Partnership.  OP Units held by limited partners are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

          The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on community shopping and convenience centers, anchored principally by regional supermarket and drug store chains.  The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at its properties, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.

          The Company continues to seek opportunistic acquisition opportunities of (1) stabilized properties, and (2) properties suited for development and/or redevelopment activities where it can utilize its experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in markets beyond those in which it presently operates in the event such opportunities were consistent with its focus, could be effectively controlled and managed by it, have the potential for favorable investment returns, and could expect to contribute to increased shareholder value.

Summary of Critical Accounting Policies

          The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.

Back to Index

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

Back to Index

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

Back to Index

Results of Operations

Comparison of the quarter ended March 31, 2005 to the quarter ended March 31, 2004

	Three months ended March 31,					Properties held in both years
			Increase (decrease)	Percentage change	Acquisitions
	2005	2004

Rents and expense recoveries	$16,522,000	$11,169,000	$5,353,000	48%	$4,718,000	$635,000
Property expenses	5,502,000	3,840,000	1,662,000	43%	1,632,000	30,000
Depreciation and amortization	3,949,000	2,722,000	1,227,000	45%	1,203,000	24,000
Interest expense	3,137,000	2,524,000	613,000	24%	n/a	n/a
General and administrative	969,000	642,000	327,000	51%	n/a	n/a

          Acquisitions.  Differences in results of operations between the first quarters of 2005 and 2004, respectively, were driven largely by acquisition activity. During the period January 1, 2004 through March 31, 2005, the Company acquired 11 shopping centers aggregating approximately 1.6 million square feet of GLA for a total cost of approximately $169 million. Income before minority interests, limited partners’ interest and preferred distribution requirements increased from $1.5 million in the first quarter of 2004 to $3.0 million in the first quarter of 2005.

          Properties held in both years. The Company held 22 properties throughout the first quarters of both 2005 and 2004. Revenues increased as a result of lease commencements at our development properties ($135,000) and from higher occupancy rates elsewhere in the portfolio ($500,000).

          Interest expense Interest expense increased as a result of a higher level of borrowing generally used to finance acquisition properties, and higher short term interest rates.

          General and administrative expenses.  General and administrative expenses increased primarily as a result of the Company’s growth throughout 2004 and continuing into 2005.

Liquidity and Capital Resources

          The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, and preferred and common dividend distributions, primarily from operating cash flows; if needed, the Company may also use its secured revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with the secured revolving credit facility and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, and the issuance of additional OP Units.

Back to Index

          The Company has a $140 million (expandable to $200 million, subject to certain conditions) syndicated secured revolving credit facility with Bank of America (the agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. As of March 31, 2005, based on covenants and collateral in place, the Company was permitted to draw up to $137.3 million, of which approximately $49.8 million remained available as of that date. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available. Borrowings under the facility presently bear interest at a rate of LIBOR plus 150 basis points (“bps”), an average rate of 4.3% as of March 31, 2005, and are subject to increases to a maximum of 205 bps depending upon the Company’s leverage ratio, as defined. The credit facility may be used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and other financial statement ratios.

          At March 31, 2005, the Company’s financial liquidity was provided by $6.0 million in cash and cash equivalents and by the $49.8 million availability under the secured revolving credit facility. Mortgage loans payable at March 31, 2005 consisted of fixed-rate notes totaling $160.9 million and floating rate debt totaling $18.9 million, with a combined weighted average interest rate of 6.4%, and maturing at various dates through 2013. See Note 11 of notes to consolidated financial statements elsewhere herein for information relating to (1) recent sales of equity securities by the Company, and (2) an agreement for construction financing at the Company’s Camp Hill  Shopping Center.

          Portions of the Company’s assets are owned through joint venture partnership arrangements which require, among other things, that the Company maintain separate cash accounts for the operations of the respective properties. In addition, the terms of certain of the Company’s mortgage agreements require it to deposit replacement and other reserves with its lenders. These joint venture and reserve accounts are separately classified on the Company’s balance sheet as restricted cash, and are available for the specific purpose for which they were established; they are not available to fund other Company obligations.

Contractual obligations and commercial commitments

          The following table sets forth the Company’s significant debt repayment and operating lease obligations at March 31, 2005 (in thousands):

	Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total

Mortgage loans payable	$1,604	$2,667	$12,614	$44,292	$1,542	$117,154	$179,873
Secured revolving credit facility	—	—	87,500	—	—	—	87,500
Operating lease obligations	258	349	354	360	366	7,959	9,646

Total	$1,862	$3,016	$100,468	$44,652	$1,908	$125,113	$277,019

Back to Index

          In addition, as of March 31, 2005, the Company plans to spend approximately $45 million, principally by June 30, 2006, in connection with its development and redevelopment activities.

Net Cash Flows

Operating Activities

          Net cash flows provided by operating activities amounted to $1.8 million during the first three months of 2005 compared to $1.6 million during the first three months of 2004. Such increase in operating cash flows is primarily due to the Company’s property acquisition program.

Investing Activities

          Net cash flows used in investing activities decreased to $16.7 million during the first three months of 2005 from $30.6 million during the first three months of 2004. Cash flows used in investing activities are the result of an active acquisition program during both periods. The Company acquired two shopping centers during the first three months of 2005 and acquired two shopping centers during the first three months of 2004.

Financing Activities

          Net cash flows provided by financing activities decreased to $12.4 million during the first three months of 2005 as compared to $26.7 million during the first three months of 2004. During the first three months of 2005, the net amount included $19.3 million in net borrowings under the Company’s secured revolving credit facility, offset by $5.8 million in distributions to common and preferred shareholders and OP Unit holders, and $1.1 million in other uses. During the first three months of 2004, the net amount included $36.6 million in net borrowings under the Company’s secured revolving credit facility, offset by $5.5 million in mortgage repayments, net, $2.7 million in distributions to common shareholders and OP Unit holders, and $1.7 in other uses.

Funds From Operations

          The Company considers Funds From Operations (“FFO”) to be a relevant and meaningful supplemental measure of the Company’s performance because it is predicated on a cash flow analysis, contrasted with net income, a measure predicated on GAAP, which gives effect to non-cash items such as depreciation and amortization. The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as income before allocation to minority interests (computed in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after preferred distribution requirements and adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income the amortization of costs incurred in connection with its financing or hedging activities, or depreciation of non-real

Back to Index

estate assets, but does add back to net income those items that are defined as “extraordinary” under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to cash flow as a measure of liquidity. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. FFO is not necessarily indicative of cash available to fund ongoing cash needs. The following table sets forth the Company’s calculations of FFO for the three months ended March 31, 2005 and 2004:

	2005	2004

Net income	$2,618,000	$1,343,000
Add (deduct):
Depreciation and amortization	3,730,000	2,192,000
Limited partners’ interest	62,000	36,000
Preferred distribution requirements	(1,294,000)	—
Minority interests	290,000	168,000
Minority interests’ share of FFO	(536,000)	(370,000)

Funds from operations	$4,870,000	$3,369,000

FFO per common share/OP Unit outstanding	$0.25	$0.20

Average number of common shares/OP Units outstanding (1)	19,805,000	16,895,000

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

Back to Index

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          The primary market risk facing the Company is interest rate risk on its mortgage loans payable and secured revolving credit facility.  The Company will, when advantageous, hedge its interest rate risk using derivative financial instruments.  The Company is not subject to foreign currency risk. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and/or treasury locks in order to mitigate its interest rate risk on a related variable-rate financial instrument. At March 31, 2005, the Company had swap agreements in place applicable to approximately $15.0 million of variable rate mortgages. The Company does not enter into derivative or interest rate transactions for speculative purposes.

          The Company is exposed to interest rate changes primarily through (i) the secured floating-rate revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio, and (ii) floating rate acquisition and construction financing. At March 31, 2005, long-term debt consisted of fixed- and variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $160.9 million of fixed rate indebtedness outstanding was 6.5%, with maturities at various dates through 2013. The average interest rate on the Company’s $106.4 million of variable-rate debt was 4.5%, with maturities at various dates through 2007. At March 31, 2005, the Company’s pro rata share of variable rate debt amounted to $104.0 million. Based upon this amount, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $1,040,000 per annum.

Item 4.  Controls and Procedures

          The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC’s rules and forms.  In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process.  The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings.  The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis.  The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of March 31, 2005, and have determined that such disclosure controls and procedures are effective.

          During the three months ended March 31, 2005, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Back to Index

Part II	Other Information

Item 6.	Exhibits

Exhibit 10.1
Form of open-end mortgage, assignment of leases and rents, security agreement, and fixture filing, by Cedar-Clyde LLC, a Delaware limited liability company, as Borrower, in favor of KeyBank National Association, a national banking association, as Lender

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

May 5, 2005