Form 10-Q
period 2005-06-30
CEDAR SHOPPING CENTERS INC
filed 2005-08-04
CIK 761648

Click Here for Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At August 4, 2005, there were 22,347,981 shares of Common Stock, $0.06 par value, outstanding.

CEDAR SHOPPING CENTERS, INC.

Back to Index

Forward-Looking Statements

Statements made or incorporated by reference in this Form 10-Q include certain “forward-looking statements”. Forward-looking statements include, without limitation, statements containing the words "anticipates", "believes", "expects", "intends", "future", and words of similar import which express the Company’s belief, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such a difference include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants; the continuing availability of shopping center acquisitions, and development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital in the public and private markets; changes in interest rates; the fact that returns from development, redevelopment and acquisition activities may not be at expected levels; the Company’s potential inability to realize the level of proceeds from property sales as initially expected; inherent risks in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	June 30, 2005 (unaudited)	December 31, 2004

Assets
Real estate:
Land	$117,784,000	$97,617,000
Buildings and improvements	523,431,000	423,735,000

	641,215,000	521,352,000
Less accumulated depreciation	(23,287,000)	(16,027,000)

Real estate, net	617,928,000	505,325,000

Cash and cash equivalents	7,105,000	8,457,000
Cash at joint ventures and restricted cash	6,469,000	7,105,000
Rents and other receivables, net	7,299,000	4,483,000
Other assets	5,159,000	2,379,000
Deferred charges, net	11,097,000	9,411,000

Total assets	$655,057,000	$537,160,000

Liabilities and shareholders’ equity
Mortgage loans payable	$245,117,000	$180,430,000
Secured revolving credit facility	43,400,000	68,200,000
Accounts payable, accrued expenses, and other	8,629,000	9,012,000
Unamortized intangible lease liabilities	23,941,000	25,227,000

Total liabilities	321,087,000	282,869,000

Minority interests	11,929,000	11,995,000
Limited partners’ interest in Operating Partnership	21,899,000	6,542,000

Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 5,000,000 shares authorized, 3,550,000 and 2,350,000 shares issued and outstanding)	88,750,000	58,750,000

Common stock ($.06 par value, 50,000,000 shares authorized, 22,341,000 and 19,351,000 shares issued and outstanding)	1,340,000	1,161,000
Treasury stock (366,000 and 339,000 shares, at cost)	(4,292,000)	(3,919,000)
Additional paid-in capital	256,234,000	215,271,000
Cumulative distributions in excess of net income	(41,700,000)	(35,139,000)
Accumulated other comprehensive income (loss)	(78,000)	(165,000)
Unamortized deferred compensation plans	(112,000)	(205,000)

Total shareholders’ equity	300,142,000	235,754,000

Total liabilities and shareholders’ equity	$655,057,000	$537,160,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Revenues:
Rents	$13,685,000	$9,939,000	$26,534,000	$18,748,000
Expense recoveries	3,218,000	2,575,000	6,891,000	4,935,000
Other	144,000	126,000	144,000	229,000

Total revenues	17,047,000	12,640,000	33,569,000	23,912,000

Expenses:
Operating, maintenance and management	2,545,000	2,657,000	6,572,000	5,397,000
Real estate and other property-related taxes	1,915,000	1,244,000	3,390,000	2,344,000
General and administrative	1,197,000	985,000	2,166,000	1,627,000
Depreciation and amortization	4,188,000	2,592,000	7,931,000	5,067,000

Total expenses	9,845,000	7,478,000	20,059,000	14,435,000

Operating income	7,202,000	5,162,000	13,510,000	9,477,000

Non-operating income and expense:
Interest expense	(3,144,000)	(2,575,000)	(6,281,000)	(5,099,000)
Amortization of deferred financing costs	(230,000)	(242,000)	(436,000)	(489,000)
Interest income	27,000	27,000	32,000	30,000

Total non-operating income and expense	(3,347,000)	(2,790,000)	(6,685,000)	(5,558,000)

Income before minority and limited partners’ interests	3,855,000	2,372,000	6,825,000	3,919,000
Minority interests	(353,000)	(416,000)	(643,000)	(584,000)
Limited partners’ interest	(82,000)	(53,000)	(114,000)	(89,000)

Net income	3,420,000	1,903,000	6,068,000	3,246,000

Preferred distribution requirements	(1,954,000)	—	(3,248,000)	—

Net income applicable to common shareholders	$1,466,000	$1,903,000	$2,820,000	$3,246,000

Per common share (basic and diluted)	$0.07	$0.12	$0.14	$0.20

Dividends to common shareholders	$5,027,000	$3,703,000	$9,381,000	$6,335,000

Per common share	$0.225	$0.225	$0.450	$0.385

Average number of common shares outstanding	22,175,000	16,456,000	20,763,000	16,456,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Condolidated Statement of Shareholders’ Equity
Six months ended June 30, 2005
(unaudited)

	Preferred stock		Common stock		Treasury stock, at cost	Additional paid-in capital	Cumulative distributions in excess of net income	Accumulated other comprehensive income (loss)	Unamortized deferred compensation plans	Total shareholders’ equity

	Shares	$25.00 Liquidation value	Shares	$0.06 Par value

Balance, December 31, 2004	2,350,000	$58,750,000	19,351,000	$1,161,000	$(3,919,000)	$215,271,000	$(35,139,000)	$(165,000)	$(205,000)	$235,754,000
Net income							6,068,000			6,068,000
Unrealized gain on change in fair value of cash flow hedges								87,000		87,000
Deferred compensation plans, net					(373,000)	373,000			93,000	93,000
Net proceeds from preferred stock offering	1,200,000	30,000,000				(131,000)				29,869,000
Net proceeds from common stock offering			2,990,000	179,000		40,151,000				40,330,000
Preferred distribution requirements									(3,248,000)	(3,248,000)
Dividends to common shareholders									(9,381,000)	(9,381,000)
Reallocation adjustment of limited partners’ interest						570,000				570,000

Balance, June 30, 2005	3,550,000	$88,750,000	22,341,000	$1,340,000	$(4,292,000)	$256,234,000	$(41,700,000)	$(78,000)	$(112,000)	$300,142,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,

	2005	2004

Cash flow from operating activities:
Net income	$6,068,000	$3,246,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Minority interests	271,000	179,000
Limited partners’ interest	114,000	89,000
Straight-line rents	(934,000)	(645,000)
Depreciation and amortization	8,367,000	5,556,000
Amortization of intangible lease liabilities	(1,844,000)	(976,000)
Other	93,000	(87,000)
Increases/decreases in operating assets and liabilities:
Joint venture cash	(157,000)	142,000
Rents and other receivables	(1,882,000)	461,000
Other assets	(1,143,000)	(374,000)
Accounts payable and accrued expenses	(597,000)	(38,000)

Net cash provided by operating activities	8,356,000	7,553,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(94,128,000)	(53,042,000)
Other	889,000	(713,000)

Net cash (used in) investing activities	(93,239,000)	(53,755,000)

Cash flow from financing activities:
Line of credit, net	(24,800,000)	58,000,000
Proceeds from public offerings	70,521,000	—
Proceeds from mortgage financings	53,363,000	723,000
Mortgage repayments	(1,197,000)	(6,650,000)
Distributions to minority interest partners	(337,000)	(475,000)
Distributions to limited partners	(204,000)	(172,000)
Preferred distribution requirements	(3,273,000)	—
Distributions to common shareholders	(9,381,000)	(6,335,000)
Deferred financing costs	(1,161,000)	(1,482,000)

Net cash provided by financing activities	83,531,000	43,609,000

Net (decrease) in cash and cash equivalents	(1,352,000)	(2,593,000)
Cash and cash equivalents at beginning of period	8,457,000	6,154,000

Cash and cash equivalents at end of period	$7,105,000	$3,561,000

Supplemental disclosure of cash activities:
Interest paid (including capitalized interest of $1,249,000 and $638,000)	$7,371,000	$5,522,000

Supplemental disclosure of non-cash investing and financing activities:
Purchase accounting adjustments	$1,887,000	$5,354,000

Assumption of mortgage loans payable	$11,003,000	$9,993,000

See accompanying notes to consolidated financial statements.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(unaudited)

Note 1. Organization

Cedar Shopping Centers, Inc. (the "Company") was organized in 1984 and elected to be taxed as a real estate investment trust ("REIT") in 1986. The Company has focused on the ownership, operation and redevelopment of community shopping and convenience centers located in the Northeast, primarily in Pennsylvania. At June 30, 2005, the Company owned 58 properties, aggregating approximately 5.7 million square feet of gross leasable area (“GLA”).

Cedar Shopping Centers Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2005, the Company owned a 93.2% economic interest in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. Such ownership percentage was 6.8% at June 30, 2005. The 1,639,000 Operating Partnership Units (“OP Units”) held by limited partners at June 30, 2005 are economically equivalent to shares of the Company’s common stock and are convertible into shares of the Company’s common stock at the option of the holders on a one-to-one basis.

As used herein, the "Company" refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership, or, where the context so requires, Cedar Shopping Centers, Inc. only.

Note 2. Basis of Presentation and Consolidation Policy

The Company’s management has prepared the accompanying interim unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The 2004 financial statements have been reclassified to conform to the 2005 presentation. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(unaudited)

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and joint venture partnerships in which it participates. With respect to its joint ventures, the Company has general partnership interests ranging from 20% to 50% and, since the Company (1) is the sole general partner and exercises substantial operating control over these entities, and (2) has determined, pursuant to The Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, that they are not variable-interest entities, such partnerships are included in the consolidated financial statements.

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

Note 3. Stock-Based Compensation

The Company’s 2004 Stock Incentive Plan provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to this plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Commencing in 2004, as part of annual director compensation, the Company’s Board of Directors determined to grant $20,000 of restricted shares annually to each of its five independent directors, which shares vest on the third anniversary of the grant date. In addition, the Board determined to grant in 2004 $50,000 of restricted shares to each of three independent directors as consideration for past services rendered, which shares would vest 20% on the first anniversary of the grant date, and 40% each on the second and third anniversaries of the grant date. Shares issued relating to these grants were transferred to a Rabbi Trust for the benefit of the Directors, have been classified as treasury stock and deferred compensation plans in the Company’s consolidated balance sheet, and are accounted for pursuant to Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Amortization of amounts deferred is being charged to operations over the vesting periods. Shares held by the Rabbi Trust are included in outstanding shares for earnings per share (“EPS”) computations.

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

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(unaudited)

Note 4. Earnings Per Share

In accordance with FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, basic EPS is computed by dividing net income applicable to common shareholders by the average number of common shares outstanding for the period. Fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three and six months ended June 30, 2005 and 2004, fully diluted EPS was not different than basic EPS.

Note 5. Cash in Joint Ventures and Restricted Cash

Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and distributions to the general and limited (joint venture) partners are strictly controlled. Cash at joint ventures amounted to $1,350,000 and $1,193,000 at June 30, 2005 and December 31, 2004, respectively.

The terms of several of the Company’s mortgage loans payable require it to deposit certain replacement and other reserves with its lenders. This restricted cash is generally available for property-level requirements for which the reserve was established. This cash is not, however, available to fund other property-level or Company-level obligations. Restricted cash amounted to $5,119,000 and $5,912,000 at June 30, 2005 and December 31, 2004, respectively.

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

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(unaudited)

During the second quarter of 2005, the Company acquired 25 primarily drug store-anchored convenience centers located in Ohio, Pennsylvania, New York and Connecticut for an aggregate consideration, including closing costs, of approximately $89.3 million. The total consideration consisted of (1) approximately $37.5 million of new 10-year first mortgage financings at a weighted average fixed interest rate of approximately 5.2%, (2) the assumption of approximately $11.0 million of existing financing at a weighted average fixed interest rate of 7.4%, (3) approximately $16.0 million in newly-issued OP Units, and (4) approximately $24.8 million funded from the Company’s secured revolving credit facility.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2005 and 2004 as though (1) the transactions described above, and (2) all 2004 property acquisitions, were completed as of January 1, 2004. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2004, nor does it purport to predict the results of operations of future periods.

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Revenues	$18,466,000	$17,377,000	$37,346,000	$33,387,000
Net income applicable to common shareholders	$1,532,000	$2,238,000	$3,354,000	$3,916,000
Per common share (basic and diluted)	$0.07	$0.14	$0.16	$0.24
Average number of common shares outstanding	22,175,000	16,456,000	20,762,000	16,456,000

On May 11, 2005, the Company announced that it had entered into an agreement to purchase a portfolio of four redevelopment properties located in Pennsylvania and Michigan, containing approximately 430,000 sq. ft. of GLA. The combined purchase price for the properties is expected to be approximately $24.0 million, excluding closing costs, which the Company expects to finance by (1) assuming a first mortgage loan of approximately $4.8 million bearing interest at 8.3% and maturing in 2009, and (2) funding the approximately $19.2 million balance from its secured revolving credit facility.

On June 24, 2005, an agreement to acquire eight shopping center properties having a total of approximately 575,000 square feet of GLA (the “RVG Properties”) became non-cancelable. Six of the properties are located in Virginia (with approximately 455,000 of GLA) and two are located in Pennsylvania (with approximately 120,000 of GLA). The combined purchase price for the properties is expected to be approximately $94.8 million, excluding closing costs, which the Company expects to finance by (1) assuming approximately $58.6 million of existing first mortgage loans bearing interest at an average rate of 6.0% per annum and maturing principally in 2013 and 2014, and (2) funding the approximately $36.2 million balance from its secured revolving credit facility.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(unaudited)

Note 8. Secured Revolving Credit Facility

The Company has a $140 million secured revolving credit facility with Bank of America (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility is expandable to $200 million, subject to certain conditions, and will expire in January 2007, subject to a one-year extension option. Borrowings under the facility aggregated $43.4 million at June 30, 2005, and bore interest at an average rate of 4.8% per annum. Based on covenants and collateral in place, the Company was permitted to draw up to $140.0 million, and $96.6 million remained available as of that date. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available. Borrowings under the facility presently incur interest at a rate of LIBOR plus 150 basis points (“bps”), subject to increases to a maximum of 205 bps depending upon the Company’s leverage ratio, as defined. The facility also requires an unused portion fee of 15 or 20 bps, depending on the level of outstanding borrowings, and limits dividends to 95% of funds from operations, as defined. The Company has paid facility and arrangement fees to the banks, plus legal and other on-going closing costs as properties are added to the collateral pool, aggregating approximately $2.4 million through June 30, 2005.

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

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(unaudited)

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

With respect to the Company’s 2005 acquisitions concluded during the three months ended March 31, 2005, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis, to the applicable intangible asset and liability accounts. With respect to acquisitions concluded during the three months ended June 30, 2005, no values have yet been assigned to the leases and, accordingly, the purchase price allocation is preliminary and subject to change. Unamortized intangible lease liabilities of $23,941,000 and $25,227,000 at June 30, 2005 and December 31, 2004, respectively, relate primarily to below-market leases.

For the three months ended June 30, 2005 and 2004, respectively, revenues include $937,000 and $551,000 relating to the amortization of intangible lease liabilities and, correspondingly, depreciation and amortization expense includes $1,128,000 and $609,000 applicable to amounts allocated to intangible lease assets.For the six months ended June 30, 2005 and 2004, respectively, revenues include $1,844,000 and $976,000 relating to the amortization of intangible lease liabilities and, correspondingly, depreciation and amortization expense includes $2,198,000 and $1,048,000 applicable to amounts allocated to intangible lease assets.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2005
(unaudited)

Note 10. Derivative Financial Instruments

During the three months ended June 30, 2005, an unrealized loss resulting from a change in the fair value of derivatives totaled $285,000, of which $273,000 was charged to accumulated other comprehensive income (loss) and $12,000 was charged to limited partners’ interest. During the three months ended June 30, 2004, the Company recognized a net unrealized gain of $743,000 relating to the change in fair value of its derivative financial instruments. Of that amount, an $801,000 gain was recorded in accumulated other comprehensive income (loss), a $22,000 gain was credited to limited partners’ interest, and an $80,000 charge for the ineffective portion thereof was reflected in earnings (included in amortization expense).

During the six months ended June 30, 2005, an unrealized gain resulting from a change in the fair value of derivatives totaled $83,000; that amount consisted of an $87,000 gain credited to accumulated other comprehensive income (loss) and a $4,000 loss charged to limited partners’ interest. During the six months ended June 30, 2004, the Company recognized a net unrealized gain of $87,000 relating to the change in fair value of its derivative financial instruments; that amount consisted of a $435,000 gain recorded in accumulated other comprehensive income (loss), a $12,000 gain credited to limited partners’ interest, and a $360,000 charge for the ineffective portion thereof reflected in earnings (included in amortization expense).

Note 11. Subsequent Events

On July 11, 2005, the Company announced that it had entered into a contract to acquire the multi-anchored Trexler Mall in Trexlertown, Pennsylvania, containing approximately 340,000 sq. ft. of GLA. The acquisition, which involves an operating lease plus a purchase option of $2.5 million, will include (1) cash of $5.5 million, excluding closing costs, which will be funded from the Company's secured revolving credit facility, and (2) the assumption of a $23.0 million first mortgage loan bearing interest at 5.4% per annum and maturing in 2014.

On July 13, 2005, an agreement to acquire The Shops at Suffolk Downs, located in Revere, MA, became non-cancelable. The property is a newly-developed shopping center which, upon completing construction, will have approximately 123,000 sq. ft. of GLA. The purchase price for the property is expected to be approximately $18.7 million, excluding closing costs, and will be funded from the Company’s secured revolving credit facility.

On July 22, 2005, an agreement to acquire the Oakland Mills Shopping Center, located in Columbia, MD, became non-cancelable. The property is a community shopping center and contains approximately 58,000 sq. ft. of GLA. The purchase price for the property is expected to be approximately $8.0 million, excluding closing costs, and will be funded from the Company’s secured revolving credit facility.

On August 1, 2005, the Company’s Board of Directors approved a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board approved a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions will be paid on August 22, 2005 to shareholders of record on August 12, 2005.

Back to Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully integrated, self-administered and self-managed real estate company. At June 30, 2005, the Company had a portfolio of 58 properties totaling approximately 5.7 million square feet of GLA, including 52 wholly-owned properties comprising approximately 5.0 million square feet and six properties owned through joint ventures comprising approximately 700,000 square feet. The portfolio, excluding five properties currently under development and/or redevelopment, was approximately 95% leased as of that date.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership. At June 30, 2005, the Company owned 93.2% of the Operating Partnership and is its sole general partner; in addition, the Company conducts substantially all of its business through the Operating Partnership. OP Units held by limited partners are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

The Company continues to seek opportunistic acquisition opportunities of (1) stabilized properties, and (2) properties suited for development and/or redevelopment activities where it can utilize its experience in shopping center renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company generally expects to limit its investment opportunities to markets in which it presently operates, if they are consistent with its focus, can be effectively controlled and managed by it, have the potential for favorable investment returns, and could be expected to contribute to increased shareholder value.

Back to Index

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

The Company applies SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value.   Real estate investments held for sale are carried at the lower of carrying amount or estimated fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale.  Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

Back to Index

Results of Operations

Acquisitions. Differences in results of operations between the second quarters and first six months of 2005 and 2004, respectively, were driven largely by acquisition activity. During the period January 1, 2004 through June 30, 2005, the Company acquired 36 shopping centers aggregating approximately 2.3 million square feet of GLA for a total cost of approximately $258 million. Income before minority interests, limited partners’ interest and preferred distribution requirements increased from $2.4 million in the second quarter of 2004 to $3.9 million in the second quarter of 2005. Income before minority interests, limited partners’ interest and preferred distribution requirements increased from $3.9 million in the first six months of 2004 to $6.8 million in the first six months of 2005.

Comparison of the quarter ended June 30, 2005 to the quarter ended June 30, 2004

	Three months ended June 30,		Increase (decrease)	Percentage change	Acquisitions	Properties held in both years

	2005	2004

Rents and expense recoveries	$16,903,000	$12,514,000	$4,389,000	35%	$4,926,000	$(537,000)
Property expenses	4,460,000	3,901,000	559,000	14%	1,494,000	(935,000)
Depreciation and amortization	4,188,000	2,592,000	1,596,000	62%	1,476,000	120,000
General and administrative	1,197,000	985,000	212,000	22%	n/a	n/a
Non-operating income and expense (1)	3,347,000	2,790,000	557,000	20%	n/a	n/a

(1)	Non-operating income and expense consists principally of interest expense and amortization of deferred financing costs.

Properties held in both years. The Company held 25 properties throughout the second quarters of both 2005 and 2004. Overall rents and expense recoveries decreased as a result of (1) the timing of percentage rent collections ($178,000), (2) a decrease in tenant reimbursements as a result of an overall decrease in property expenses ($281,000), and (3) a decrease in the amortization of intangible lease liabilities ($65,000). These decreases were offset in part by an increase in rents resulting from lease commencements at the development properties ($191,000). Property expenses decreased primarily as a result of decreases in (1) bad debt expense ($538,000), (2) professional and other fees ($121,000), and (3) various repairs and maintenance work ($295,000).

Non-operating income and expense. Interest expense increased as a result of a higher level of borrowing generally used to finance acquisition properties, and higher short-term interest rates.

General and administrative expenses. General and administrative expenses increased primarily as a result of the Company’s growth throughout 2004 and continuing into 2005.

Back to Index

Comparison of the six months ended June 30, 2005 to the six months ended June 30, 2004

	Six months ended June 30,		Increase (decrease)	Percentage change	Acquisitions	Properties held in both years

	2005	2004

Rents and expense recoveries	$33,425,000	$23,683,000	$9,742,000	41%	$9,696,000	$46,000
Property expenses	9,962,000	7,741,000	2,221,000	29%	3,060,000	(839,000)
Depreciation and amortization	7,931,000	5,067,000	2,864,000	57%	2,578,000	286,000
General and administrative	2,166,000	1,627,000	539,000	33%	n/a	n/a
Non-operating income and expense (1)	6,685,000	5,558,000	1,127,000	20%	n/a	n/a

(1)	Non-operating income and expense consists principally of interest expense and amortization of deferred financing costs.

Properties held in both years. The Company held 22 properties throughout the first half of both 2005 and 2004. Overall rents and expense recoveries increased as a result of new lease commencements at the development properties ($310,000). This increase was partially offset by (1) the timing of collection of percentage rents ($129,000) and (2) a decrease in the amortization of intangible lease liabilities ($138,000). Property expenses decreased primarily as a result of decreases in (1) professional and other fees ($138,000), (2) various repairs and maintenance work ($332,000), and (3) bad debt expense ($320,000).

Non-operating income and expense. Interest expense increased as a result of a higher level of borrowing generally used to finance acquisition properties, and higher short-term interest rates.

General and administrative expenses. General and administrative expenses increased primarily as a result of the Company’s growth throughout 2004 and continuing into 2005.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, and preferred and common dividend distributions, primarily from operating cash flows; if needed, the Company may also use its secured revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with the secured revolving credit facility and property-specific construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, and the issuance of additional OP Units.

Back to Index

The Company has a $140 million syndicated secured revolving credit facility with Bank of America (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder; the facility is expandable to $200 million, subject to certain conditions. As of June 30, 2005, based on covenants and collateral in place, the Company was permitted to draw up to $140.0 million, of which approximately $96.6 million remained available as of that date. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available. Borrowings under the facility presently bear interest at a rate of LIBOR plus 150 bps, an average rate of 4.8% as of June 30, 2005, and are subject to increases to a maximum of 205 bps depending upon the Company’s leverage ratio, as defined. The credit facility may be used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and other financial statement ratios.

At June 30, 2005, the Company’s financial liquidity was provided by $7.1 million in cash and cash equivalents and by the $96.6 million availability under the secured revolving credit facility. Debt includes mortgage loans payable at June 30, 2005 consisting of fixed-rate notes totaling $210.3 million and floating rate debt totaling $78.2 million, with a combined weighted average interest rate of 5.9%, and maturing at various dates through 2020. In April 2005, the Company concluded the sales of 1,200,000 shares of its 8-7/8% Series A Cumulative Redeemable Preferred Stock at a price of $26.00 per share and 2,990,000 shares of its common stock (including 390,000 shares representing the exercise by the underwriters of their over-allotment option) at a price of $13.80 per share. The net proceeds of the offerings, after underwriting fees and offering costs, amounted to approximately $70.5 million, substantially all of which were used to repay amounts outstanding under the Company’s secured revolving credit facility.

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

Contractual obligations and commercial commitments

The following table sets forth the Company’s significant debt repayment and operating lease obligations at June 30, 2005 (in thousands):

	Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total

Mortgage loans payable	$1,610	$3,805	$13,812	$63,408	$2,718	$159,764	$245,117
Secured revolving credit facility	—	—	43,400	—	—	—	43,400
Operating lease obligations	172	349	354	360	366	7,959	9,560

Total	$1,782	$4,154	$57,566	$63,768	$3,084	$167,723	$298,077

Back to Index

In addition, as of June 30, 2005, the Company plans to spend approximately $40 million, principally by June 2006, in connection with its development and redevelopment activities.

Net Cash Flows

Operating Activities

Net cash flows provided by operating activities amounted to $8.4 million during the first six months of 2005 compared to $7.6 million during the first six months of 2004. Such increase in operating cash flows is primarily due to the Company’s property acquisition program.

Investing Activities

Net cash flows used in investing activities increased to $93.2 million during the first six months of 2005 from $53.8 million during the first six months of 2004. Cash flows used in investing activities are the result of an active acquisition program during both periods. The Company acquired 27 shopping and convenience centers during the first six months of 2005 and acquired six shopping centers during the first six months of 2004.

Financing Activities

Net cash flows provided by financing activities increased to $83.5 million during the first six months of 2005 as compared to $43.6 million during the first six months of 2004. During the first six months of 2005, the net amount included $70.5 million in net proceeds from public offerings and $53.4 million in proceeds from mortgage financings, offset by net repayments of $24.8 million under the Company’s secured revolving credit facility, $12.9 million in distributions to common and preferred shareholders and OP Unit holders, and $2.7 million in other uses. During the first six months of 2004, the net amount included $58.0 million in net borrowings under the Company’s secured revolving credit facility, offset by $6.7 million in mortgage repayments, net, $6.5 million in distributions to common shareholders and OP Unit holders, and $1.2 million in other net sources and uses.

Back to Index

Funds From Operations

Funds From Operations (“FFO”) is a widely-recognized measure of REIT performance. The Company computes FFO in accordance with the "White Paper" on FFO published by the National Association of Real Estate Investment Trusts ("NAREIT"), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income applicable to common shareholders the amortization of costs incurred in connection with its financing or hedging activities, or depreciation of non-real estate assets, but does add back to net income applicable to common shareholders those items that are defined as “extraordinary” under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income applicable to common shareholders (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. FFO is not necessarily indicative of cash available to fund ongoing cash needs. The following table sets forth the Company’s calculations of FFO for the three and six months ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Net income applicable to common shareholders	$1,466,000	$1,903,000	$2,820,000	$3,246,000
Add (deduct):
Depreciation and amortization	4,171,000	2,506,000	7,901,000	4,698,000
Limited partners’ interest	82,000	53,000	114,000	89,000
Minority interests	353,000	416,000	643,000	584,000
Minority interests’ share of FFO	(588,000)	(625,000)	(1,124,000)	(995,000)

Funds from operations	$5,484,000	$4,253,000	$10,354,000	$7,622,000

FFO per common share (assuming conversion of OP Units)	$0.23	$0.25	$0.48	$0.45

Average number of common shares:
Shares used in determination of earnings per share	22,175,000	16,456,000	20,763,000	16,456,000
Additional shares assuming conversion of OP Units	1,230,000	454,000	842,000	447,000

Shares used in determination of FFO per share	23,405,000	16,910,000	21,605,000	16,903,000

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

The primary market risk facing the Company is interest rate risk on its mortgage loans payable and secured revolving credit facility. The Company will, when advantageous, hedge its interest rate risk using derivative financial instruments. The Company is not subject to foreign currency risk. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and/or treasury locks in order to mitigate its interest rate risk on a related variable-rate financial instrument. At June 30, 2005, the Company had swap agreements in place applicable to approximately $14.9 million of variable rate mortgages. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company is exposed to interest rate changes primarily through (i) the secured floating-rate revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio, and (ii) floating rate acquisition and construction financing. At June 30, 2005, long-term debt consisted of fixed- and variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $210.3 million of fixed rate indebtedness outstanding was 6.2%, with maturities at various dates through 2020. The average interest rate on the Company’s $78.2 million of variable-rate debt was 5.0%, with maturities at various dates through 2008. At June 30, 2005, the Company’s pro rata share of variable rate debt amounted to $75.7 million. Based upon this amount, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $757,000 per annum.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC’s rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of June 30, 2005, and have determined that such disclosure controls and procedures are effective.

During the three months ended June 30, 2005, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Back to Index

Part II	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 20, 2005, at which the following matters were voted upon:

1.	The election of seven directors.

2.	The approval of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

The results of the vote were as follows:

	For	Withheld/ Against	Abstain	Broker Non-Votes
1. Directors:
James J. Burns	21,202,455	170,472
J.A.M.H der Kinderen	21,091,278	281,649
Richard Homburg	21,115,435	257,492
Everett B. Miller, III	21,202,172	170,755
Leo S. Ullman	21,177,598	195,329
Brenda J. Walker	21,177,798	195,129
Roger M. Widmann	21,201,605	171,322

2. Independent registered public accounting firm	21,250,313	112,864	9,750

Item 6.	Exhibits

Exhibit 31	Section 302 Certifications
Exhibit 32	Section 906 Certifications

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

August 4, 2005