Form 10-Q/A
period 2005-06-30
CEDAR SHOPPING CENTERS INC
filed 2005-08-10
CIK 761648

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
THE SECURITIES EXCHANGE ACT OF 1934 (AS AMENDED)

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Part I.   Financial Information:

Item 1. Financial Statements:

1. The Statement of Shareholders’ Equity is being revised to correct the “Preferred distribution requirements” and “Dividends to common shareholders” amounts, which were in the incorrect column.

2. The table appearing in Note 7 “Acquisition Activity” of Notes to Consolidated Financial Statements is being revised to correct the amounts shown therein, principally an increase in net income applicable to common shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations:

3. The “Comparison of the quarter ended June 30, 2005 to the quarter ended June 30, 2004” is being revised to correct the amounts shown therein, principally a reduction in the decrease in “Rents and expense recoveries” for properties held in both years.

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

	Three months ended June 30,		Six months ended June 30,

	2005	2004	2005	2004

Revenues	$18,150,000	$17,377,000	$37,030,000	$33,387,000
Net income applicable to common shareholders	$1,842,000	$2,238,000	$3,354,000	$3,916,000
Per common share (basic and diluted)	$0.08	$0.14	$0.16	$0.24
Average number of common shares outstanding	22,175,000	16,456,000	20,763,000	16,456,000

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

Comparison of the quarter ended June 30, 2005 to the quarter ended June 30, 2004

	Three months ended June 30,		Increase (decrease)	Percentage change	Acquisitions	Properties held in both years

	2005	2004

Rents and expense recoveries	$16,903,000	$12,514,000	$4,389,000	35%	$4,863,000	$(474,000)
Property expenses	4,460,000	3,901,000	559,000	14%	1,484,000	(925,000)
Depreciation and amortization	4,188,000	2,592,000	1,596,000	62%	1,482,000	114,000
General and administrative	1,197,000	985,000	212,000	22%	n/a	n/a
Non-operating income and expense (1)	3,347,000	2,790,000	557,000	20%	n/a	n/a

(1)	Non-operating income and expense consists principally of interest expense and amortization of deferred financing costs.

Properties held in both years. The Company held 25 properties throughout the second quarters of both 2005 and 2004. Overall rents and expense recoveries decreased as a result of (1) the timing of percentage rent collections ($178,000), (2) a decrease in tenant reimbursements as a result of an overall decrease in property expenses ($200,000), and (3) a decrease in the amortization of intangible lease liabilities ($75,000). Property expenses decreased primarily as a result of decreases in (1) bad debt expense ($520,000), (2) professional and other fees ($160,000), and (3) various repairs and maintenance work ($177,000).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR SHOPPING CENTERS, INC.

/s/ THOMAS J. O’KEEFFE
Thomas J. O’Keeffe
Chief Financial Officer
(Principal financial officer)

August 10, 2005