Form 10-Q
period 2005-09-30
CEDAR SHOPPING CENTERS INC
filed 2005-11-07
CIK 761648

Proceed to Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

    Yes     No

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes     No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 4, 2005, there were 28,508,935 shares of Common Stock, $0.06 par value, outstanding.

Back to Contents

CEDAR SHOPPING CENTERS, INC.

INDEX

Forward-Looking Statements		3

Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets – September 30, 2005 (unaudited) and December 31, 2004	4

	Consolidated Statements of Income (unaudited) – Three months and nine months ended September 30, 2005 and 2004	5

	Consolidated Statement of Shareholders’ Equity (unaudited) – Nine months ended September 30, 2005	6

	Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2005 and 2004	7

	Notes to Consolidated Financial Statements (unaudited) – September 30, 2005	8-16

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	17-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25-26

Part II. Other Information

Item 6.	Exhibits	27

Signatures		28

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

Back to Contents

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	September 30,
	2005	December 31,
	(unaudited)	2004

Assets
Real estate:
Land	$146,248,000	$97,617,000
Buildings and improvements	657,544,000	423,735,000

	803,792,000	521,352,000
Less accumulated depreciation	(28,275,000)	(16,027,000)

Real estate, net	775,517,000	505,325,000

Cash and cash equivalents	10,690,000	8,457,000
Cash at joint ventures and restricted cash	6,364,000	7,105,000
Rents and other receivables, net	7,984,000	4,483,000
Other assets	6,988,000	2,379,000
Deferred charges, net	14,325,000	9,411,000

Total assets	$821,868,000	$537,160,000

Liabilities and shareholders' equity
Mortgage loans payable	$309,997,000	$180,430,000
Secured revolving credit facility	60,400,000	68,200,000
Accounts payable, accrued expenses, and other	11,762,000	9,012,000
Unamortized intangible lease liabilities	25,576,000	25,227,000

Total liabilities	407,735,000	282,869,000

Minority interests	12,403,000	11,995,000
Limited partners' interest in Operating Partnership	20,488,000	6,542,000

Shareholders' equity:
Preferred stock ($.01 par value, $25.00 per share
liquidation value, 5,000,000 shares authorized, 3,550,000
and 2,350,000 shares issued and outstanding)	88,750,000	58,750,000
Common stock ($.06 par value, 50,000,000 shares
authorized, 28,509,000 and 19,351,000 shares issued
and outstanding)	1,711,000	1,161,000
Treasury stock (440,000 and 339,000 shares, at cost)	(5,360,000)	(3,919,000)
Additional paid-in capital	342,320,000	215,271,000
Cumulative distributions in excess of net income	(45,113,000)	(35,139,000)
Accumulated other comprehensive income (loss)	73,000	(165,000)
Unamortized deferred compensation plans	(1,139,000)	(205,000)

Total shareholders' equity	381,242,000	235,754,000

Total liabilities and shareholders' equity	$821,868,000	$537,160,000

See accompanying notes to consolidated financial statements.

Back to Contents

CEDAR SHOPPING CENTERS, INC. Consolidated Statements of Income (unaudited)
	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Revenues:
Rents	$16,386,000	$10,087,000	$42,920,000	$28,835,000
Expense recoveries	4,011,000	2,253,000	10,902,000	7,188,000
Other	154,000	107,000	298,000	335,000

Total revenues	20,551,000	12,447,000	54,120,000	36,358,000

Expenses:
Operating, maintenance and management	3,661,000	2,349,000	10,233,000	7,746,000
Real estate and other property-related taxes	1,961,000	1,363,000	5,351,000	3,707,000
General and administrative	1,317,000	706,000	3,483,000	2,333,000
Depreciation and amortization	5,643,000	2,911,000	13,574,000	7,978,000

Total expenses	12,582,000	7,329,000	32,641,000	21,764,000

Operating income	7,969,000	5,118,000	21,479,000	14,594,000

Non-operating income and expense:
Interest expense	(3,517,000)	(2,462,000)	(9,798,000)	(7,561,000)
Amortization of deferred financing costs	(335,000)	(247,000)	(771,000)	(736,000)
Interest income	19,000	17,000	51,000	48,000

Total non-operating income and expense	(3,833,000)	(2,692,000)	(10,518,000)	(8,249,000)

Income before minority and limited partners'
interests	4,136,000	2,426,000	10,961,000	6,345,000
Minority interests	(307,000)	(274,000)	(950,000)	(858,000)
Limited partners' interest in Operating
Partnership	(224,000)	(33,000)	(338,000)	(122,000)

Net income	3,605,000	2,119,000	9,673,000	5,365,000

Preferred distribution requirements	(1,969,000)	(911,000)	(5,217,000)	(911,000)

Net income applicable to common shareholders	$1,636,000	$1,208,000	$4,456,000	$4,454,000

Per common share (basic and diluted)	$0.06	$0.07	$0.20	$0.27

Dividends to common shareholders	$5,049,000	$3,703,000	$14,430,000	$10,038,000

Per common share	$0.225	$0.225	$0.675	$0.610

Average number of common shares outstanding	25,390,000	16,456,000	22,305,000	16,456,000

See accompanying notes to consolidated financial statements.

Back to Contents

CEDAR SHOPPING CENTERS, INC.
Condolidated Statement of Shareholders' Equity
Nine months ended September 30, 2005
(unaudited)

					Treasury stock, at cost	Additional paid-in capital	Cumulative distributions in excess of net income	Accumulated otherc omprehensive income (loss)	Unamortized deferred compensation
	Preferred stock		Common stock							Total shareholders' equity
	Shares	$25.00 Liquidation value	Shares	$0.06 Par value

Balance, December 31, 2004	2,350,000	$58,750,000	19,351,000	$1,161,000	$(3,919,000)	$215,271,000	$(35,139,000)	$(165,000)	$(205,000)	$235,754,000
Net income							9,673,000			9,673,000
Unrealized gain on change in fair value of cash flow hedges								238,000		238,000
Deferred compensation activity, net			75,000	5,000	(1,441,000)	2,526,000			(934,000)	156,000
Net proceeds from preferred stock offering	1,200,000	30,000,000				(131,000)				29,869,000
Net proceeds from common stock offering			8,990,000	539,000		122,701,000				123,240,000
Conversion of OP Units into common stock			93,000	6,000		1,239,000				1,245,000
Preferred distribution requirements							(5,217,000)			(5,217,000)
Dividends to common shareholders							(14,430,000)			(14,430,000)
Reallocation adjustment of limited partners'
interest						714,000				714,000

Balance, September 30, 2005	3,550,000	$88,750,000	28,509,000	$1,711,000	$(5,360,000)	$342,320,000	$(45,113,000)	$73,000	$(1,139,000)	$381,242,000

See accompanying notes to consolidated financial statements.

Back to Contents

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows (unaudited)
	Nine months ended September 30,

	2005	2004

Cash flow from operating activities:
Net income	$9,673,000	$5,365,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash provisions:
Minority interests	147,000	385,000
Limited partners' interest	338,000	122,000
Straight-line rents	(1,669,000)	(905,000)
Depreciation and amortization	13,574,000	7,978,000
Amortization of intangible lease liabilities	(2,918,000)	(1,555,000)
Other	927,000	595,000
Increases/decreases in operating assets and liabilities:
Joint venture cash	(12,000)	74,000
Rents and other receivables	(1,832,000)	412,000
Other assets	(4,343,000)	(2,109,000)
Accounts payable and accrued expenses	2,698,000	316,000

Net cash provided by operating activities	16,583,000	10,678,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(193,368,000)	(59,272,000)
Other	494,000	(311,000)

Net cash (used in) investing activities	(192,874,000)	(59,583,000)

Cash flow from financing activities:
Line of credit, net	(7,800,000)	11,950,000
Proceeds from public offerings	153,431,000	56,725,000
Proceeds from mortgage financings	62,817,000	723,000
Mortgage repayments	(7,764,000)	(7,097,000)
Contribution from minority interest partner	962,000	—
Distributions to minority interest partners	(701,000)	(619,000)
Distributions to limited partners	(461,000)	(275,000)
Preferred distribution requirements	(5,242,000)	—
Distributions to common shareholders	(14,430,000)	(10,038,000)
Deferred financing costs	(2,288,000)	(1,525,000)

Net cash provided by financing activities	178,524,000	49,844,000

Net increase in cash and cash equivalents	2,233,000	939,000
Cash and cash equivalents at beginning of period	8,457,000	6,154,000

Cash and cash equivalents at end of period	$10,690,000	$7,093,000

Supplemental disclosure of cash activities:
Interest paid (including capitalized interest of $2,449,000 and $1,029,000)	$11,964,000	$8,536,000

Supplemental disclosure of non-cash investing and financing activities:
Issuance of OP Units in an acquisition	$16,021,000	$—

Purchase accounting allocations	$5,731,000	$5,349,000

Assumption of mortgage loans payable	$69,500,000	$9,993,000

See accompanying notes to consolidated financial statements.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2005
(unaudited)

Note 1.   Organization

     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company has focused primarily on the ownership, operation and redevelopment of supermarket-anchored community shopping centers and drug-store anchored convenience centers located in nine states, largely in the northeast and mid-Atlantic regions. At September 30, 2005, the Company owned 72 properties, aggregating approximately 6.9 million sq. ft. of gross leasable area (“GLA”).

     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2005, the Company owned a 94.9% economic interest in, and is the sole general partner of, the Operating Partnership. The carrying amount of the limited partners’ interest in the Operating Partnership is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. Such ownership percentage was 5.1% at September 30, 2005. The 1,546,000 Operating Partnership Units (“OP Units”) held by limited partners at September 30, 2005 are economically equivalent to shares of the Company’s common stock and are convertible into shares of the Company’s common stock at the option of the holders on a one-to-one basis.

     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership, or, where the context so requires, Cedar Shopping Centers, Inc. only.

Note 2.   Basis of Presentation and Consolidation Policy

     The Company’s management has prepared the accompanying interim unaudited financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The 2004 financial statements have been reclassified to conform to the 2005 presentation. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The financial statements should be read in conjunction with the Company's audited financial statements and the notes thereto included in the Company's Form 10-K for the year ended December 31, 2004.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2005
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

Note 3.   Capital Stock Issuances

     In April 2005, the Company sold 1,200,000 shares of its 8-7/8% Series A Cumulative Redeemable Preferred Stock at a price of $26.00 per share, and realized net proceeds, after underwriting fees and offering costs, of $30.2 million. The Company also sold in April 2005 2,990,000 shares of its common stock (including 390,000 shares representing the exercise by the underwriters of their over-allotment option) at a price of $13.80 per share, and realized net proceeds, after underwriting fees and offering costs, of $40.3 million. Substantially all of the net proceeds from these offerings were used initially to repay amounts outstanding under the Company’s secured revolving credit facility.

          In August 2005, the Company consummated a public offering of an aggregate of 10,350,000 shares of its common stock (including 1,350,000 shares relating to the exercise of an overallotment option), of which 6,000,000 shares were sold at that time at a price of $14.60 per share; the net proceeds from this sale, after underwriting fees and offering costs, were $82.9 million, substantially all of which were used initially to repay amounts outstanding under the Company's secured revolving credit facility. With respect to the 4,350,000 share balance of the offering, the Company entered into a forward sales agreement with the lead underwriter, whereby the Company has the right to deliver the 4,350,000 shares, in whole or in part, at any time, through August 17, 2006. Pursuant to the agreement, upon delivery of the shares, the Company would receive $13.87 per share, subject to certain interest and dividend adjustments. Instead of delivering all of the shares, the Company has the right, at its option, to settle the balance of the contract either by a cash payment or delivery of shares of its common stock, on a net stock basis. As of September 30, 2005, the settlement price, as adjusted pursuant to the terms of the agreement, was $13.91 per share (compared to a closing market price of $14.47 per share). Accordingly, if the contract had been settled as of September 30, 2005, the Company would have been required to either (1) pay approximately $2.4 million, or (2) deliver approximately 168,000 shares of its common stock.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2005
(unaudited)

Note 4.   Stock-Based Compensation

The Company’s 2004 Stock Incentive Plan provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to this plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Commencing in 2004, as part of annual director compensation, the Company’s Board of Directors granted $20,000 of restricted shares annually (increased to $30,000 annually in 2005) to each of its five independent directors, which shares vest on the third anniversary of the grant date. Additionally in 2004, the Board granted $50,000 of restricted shares to each of three independent directors as consideration for past services rendered, which shares vest 20% on the first anniversary of the grant date, and 40% each on the second and third anniversaries of the grant date. In September 2005, the Board granted an aggregate of $915,000 of restricted shares to five executive officers as part of their 2005 annual compensation, which shares vest on the third anniversary of the grant date. Shares issued pursuant to these grants are transferred to a Rabbi Trust for the benefit of the Directors, have been classified as treasury stock and unamortized deferred compensation in the Company's consolidated balance sheet, and are accounted for pursuant to Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Amortization of amounts deferred is being charged to operations over the vesting periods. Shares held by the Rabbi Trust are included in outstanding shares for earnings per share (“EPS”) computations.

     In connection with the Red Lion acquisition, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a minority interests partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to anti-dilution adjustments, are fully vested, and expire in 2012.

     During 2001, pursuant to the 1998 Stock Option Plan (the “Option Plan”), the Company granted to directors options to purchase an aggregate of approximately 17,000 shares of common stock at $10.50 per share, the market value of the Company’s common stock on the date of the grant. The options are fully exercisable and expire in 2011. In connection with the adoption of the 2004 Stock Incentive Plan, the Company agreed that it would not issue any more options under the Option Plan.

Note 5.   Earnings Per Share

     In accordance with FASB’s Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, basic EPS is computed by dividing net income applicable to common shareholders by the average number of common shares outstanding for the period. Fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (including the August 2005 forward sales agreement) were exercised or converted into common stock. For the three and nine months ended September 30, 2005 and 2004, fully diluted EPS was not different than basic EPS.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2005
(unaudited)

Note 6.   Cash in Joint Ventures and Restricted Cash

     Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the general and limited (joint venture) partners be strictly controlled. Cash at joint ventures amounted to $1,205,000 and $1,193,000 at September 30, 2005 and December 31, 2004, respectively.

     The terms of several of the Company’s mortgage loans payable require it to deposit certain replacement and other reserves with its lenders. This restricted cash is generally available for property-level requirements for which the reserves were established. This cash is not, however, available to fund other property-level or Company-level obligations. Restricted cash amounted to $5,159,000 and $5,912,000 at September 30, 2005 and December 31, 2004, respectively.

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

Note 8.   Acquisition Activity

     On March 2, 2005, the Company acquired the Kenley Village and St. James Square shopping centers, both located in Hagerstown, Maryland. These community shopping centers contain approximately 52,000 and 40,000 sq. ft. of GLA, respectively, and both are anchored by Food Lion supermarkets. Kenley Village was built in 1988 and St. James Square was built in 2000. The combined purchase price for both properties, including closing costs, was approximately $8.3 million.

     During the second quarter of 2005, the Company acquired 25 primarily drug store-anchored convenience centers, having a total of approximately 715,000 sq. ft. of GLA, located in Ohio, Pennsylvania, New York and Connecticut for an aggregate consideration, including closing costs, of approximately $89.6 million. The acquisition was financed by (1) approximately $37.5 million of new 10-year first mortgage financings at a weighted average fixed interest rate of approximately 5.2%, (2) the assumption of approximately $11.0 million of existing financing at a weighted average fixed interest rate of 7.4%, (3) approximately $16.0 million in newly-issued OP Units, and (4) approximately $25.1 million funded from the Company’s secured revolving credit facility.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2005
(unaudited)

     On August 12, 2005, the Company acquired eight shopping center properties having a total of approximately 578,000 sq. ft. of GLA (the “RVG Properties”). Six of the properties are located in Virginia (with approximately 458,000 sq. ft. of GLA) and two are located in Pennsylvania (with approximately 120,000 sq. ft. of GLA). The combined purchase price for the properties was approximately $95.2 million, including closing costs, which the Company financed by (1) assuming approximately $58.5 million of existing first mortgage loans bearing interest at an average rate of 6.0% per annum and maturing principally in 2013 and 2014, and (2) funding approximately $36.7 million from its secured revolving credit facility.

     On August 17, 2005, the Company acquired the Oakland Mills Shopping Center, located in Columbia, Maryland. The property is a community shopping center and contains approximately 58,000 sq. ft. of GLA. The purchase price for the property was approximately $8.0 million, including closing costs, and was funded from the Company’s secured revolving credit facility.

     On September 21, 2005, the Company acquired three redevelopment properties, containing approximately 297,000 sq. ft. of GLA, from a portfolio of four properties located in Pennsylvania and Michigan. The combined purchase price for the three properties was approximately $15.4 million, including closing costs, which the Company funded from its secured revolving credit facility. The purchase of the fourth property in the portfolio, containing approximately 133,000 sq. ft. of GLA, is expected to be concluded during the next several months. The purchase price for this property is expected to be approximately $8.6 million, excluding closing costs, which the Company expects to finance by (1) assuming a first mortgage loan of approximately $4.8 million, and (2) funding the $3.8 million balance from its secured revolving credit facility.

     On September 22, 2005, the Company acquired The Point at Carlisle Plaza, located in Carlisle, Pennsylvania. The property is a community shopping center and contains approximately 183,000 sq. ft. of GLA. The purchase price for the property was approximately $11.2 million, including closing costs, and was funded from the Company’s secured revolving credit facility.

     On September 30, 2005, the Company acquired The Shops at Suffolk Downs, located in Revere, Massachusetts. The property is a newly-developed shopping center which, upon completing construction, will have approximately 123,000 sq. ft. of GLA. The purchase price for the property was approximately $19.0 million, including closing costs, and was funded from the Company’s secured revolving credit facility.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2005
(unaudited)

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2005 and 2004, respectively, as if (1) the transactions described above, and (2) all 2004 property acquisitions, were completed as of January 1, 2004. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all these transactions occurred as of January 1, 2004, nor does it purport to predict the results of operations of future periods.

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Revenues	$22,764,000	$20,340,000	$66,578,000	$60,036,000
Net income applicable to
common shareholders	$1,489,000	$1,445,000	$4,967,000	$5,164,000
Per common share (basic and diluted)	$0.06	$0.09	$0.22	$0.31
Average number of common shares
outstanding	25,390,000	16,456,000	22,305,000	16,456,000

     On September 8, 2005, the Company’s due-diligence period ended with respect to an agreement to acquire the multi-anchored Trexler Mall in Trexlertown, Pennsylvania. The property contains approximately 340,000 sq. ft. of GLA. The contract provides for a purchase price of approximately $33.8 million, excluding closing costs, which the Company expects to finance by (1) assuming a first mortgage loan of approximately $23.0 million bearing interest at 5.4% per annum and maturing in 2014, and (2) funding the $10.8 million balance from its secured revolving credit facility.

Note 9. Secured Revolving Credit Facility

     The Company has a $140 million secured revolving credit facility with Bank of America (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility is expandable to $200 million, subject to certain conditions, and will expire in January 2007, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $60.4 million at September 30, 2005, and such borrowings bore interest at an average rate of 5.3% per annum. Based on covenants and collateral in place, the Company was permitted to draw up to $137.8 million, of which $77.4 million remained available as of that date. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available. Borrowings under the facility presently incur interest at a rate of LIBOR plus 150 basis points (“bps”), subject to increases to a maximum of 205 bps depending upon the Company’s leverage ratio, as defined. The facility also requires an unused portion fee of 15 or 20 bps, depending on the level of outstanding borrowings.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2005
(unaudited)

     The credit facility is used to fund acquisitions, development/redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios.

Note 10.   Intangible Lease Assets/Liabilities

     SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”, require that management allocate the fair value of real estate acquired to land, building and building improvements. In addition, the fair value of in-place leases, consisting primarily of below-market rents, is allocated to intangible lease liabilities.

     The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and building improvements based on management’s determination of the relative fair values of such assets. Management determines the as-if-vacant value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

     The value of in-place leases is measured by the excess of (1) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (2) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the non-cancelable terms. This aggregate value is allocated among above-market and below-market leases, tenant relationships, and other intangibles based on management’s evaluation of the specific characteristics of each lease.

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

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2005
(unaudited)

     With respect to the Company’s 2005 acquisitions concluded during the six months ended June 30, 2005, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis, to the applicable intangible asset and liability accounts. With respect to acquisitions concluded during the three months ended September 30, 2005, no values have yet been assigned to in-place leases and, accordingly, the purchase price allocation is preliminary and subject to change. Unamortized intangible lease liabilities of $25,576,000 and $25,227,000 at September 30, 2005 and December 31, 2004, respectively, relate primarily to below-market leases.

     For the three months ended September 30, 2005 and 2004, respectively, revenues include $1,074,000 and $579,000 relating to the amortization of intangible lease liabilities; correspondingly, depreciation and amortization expense includes $1,806,000 and $679,000, respectively, applicable to amounts allocated to intangible lease assets. For the nine months ended September 30, 2005 and 2004, respectively, revenues include $2,918,000 and $1,555,000 relating to the amortization of intangible lease liabilities; correspondingly, depreciation and amortization expense includes $4,004,000 and $1,727,000, respectively, applicable to amounts allocated to intangible lease assets.

Note 11.   Derivative Financial Instruments

     During the three months ended September 30, 2005, an unrealized gain resulting from a change in the fair value of derivatives totaled $162,000; that amount consisted of a $151,000 gain credited to accumulated other comprehensive income (loss) and an $11,000 gain credited to limited partners’ interest. During the three months ended September 30, 2004, the Company recognized a net unrealized loss of $600,000 relating to the change in fair value of its derivative financial instruments. Of that amount, a $355,000 loss was recorded in accumulated other comprehensive income (loss), a $9,000 loss was charged to limited partners’ interest, and a $236,000 charge for the ineffective portion thereof was reflected in earnings (included in amortization expense).

     During the nine months ended September 30, 2005, an unrealized gain resulting from a change in the fair value of derivatives totaled $245,000; that amount consisted of a $238,000 gain credited to accumulated other comprehensive income (loss) and a $7,000 gain credited to limited partners’ interest. During the nine months ended September 30, 2004, the Company recognized a net unrealized loss of $513,000 relating to the change in fair value of its derivative financial instruments; that amount consisted of an $80,000 gain recorded in accumulated other comprehensive income (loss), a $3,000 gain credited to limited partners’ interest, and a $596,000 charge for the ineffective portion thereof reflected in earnings (included in amortization expense).

     A cash flow hedge position was closed in August 2005 relating to a mortgage that was repaid in full at that time. In connection therewith, a $79,000 gain was realized, and credited to interest expense.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2005
(unaudited)

Note 12.   Subsequent Events

     On October 7, 2005, the Company acquired the Columbia Mall, located in Bloomsburg, Pennsylvania. The property is a community shopping center and contains approximately 408,000 sq. ft. of GLA. The purchase price for the property was approximately $14.0 million, excluding closing costs, and was funded from the Company’s secured revolving credit facility.

     On October 18, 2005, the Company’s due-diligence period ended with respect to an agreement to acquire two supermarkets and two ancillary retail strip shopping center properties in suburban Richmond and Fredericksburg, Virginia. The properties contain an aggregate of approximately 131,000 sq. ft. of GLA. The contract provides for a purchase price of approximately $32.2 million, excluding closing costs, which the Company expects to fund from its secured revolving credit facility.

     On October 21, 2005, the Company’s due-diligence period ended with respect to an agreement to acquire the Jordan Lane Shopping Center in Whethersfield, Connecticut and Fieldstone Marketplace in New Bedford, Massachusetts. The properties are community shopping centers and contain an aggregate of approximately 376,000 sq. ft. of GLA. The contract provides for a purchase price for the two properties of approximately $47.3 million in the aggregate, excluding closing costs, which the Company expects to finance by (1) assuming a first mortgage loan on the Fieldstone Marketplace property of approximately $19.0 million, bearing interest at 6.02% per annum, and maturing in 2014, and (2) funding the $28.3 million balance from a combination of new first mortgage financing and its secured revolving credit facility.

     On October 27, 2005, the Company acquired the Pennsboro Commons Shopping Center, located in Enola, Pennsylvania. The property is a community shopping center and contains approximately 110,000 sq. ft. of GLA. The purchase price for the property was approximately $17.8 million, excluding closing costs, and was funded from the Company’s secured revolving credit facility.

     On November 1, 2005, the Company’s Board of Directors approved a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board approved a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions will be paid on November 21, 2005 to shareholders of record on November 11, 2005.

Back to Contents

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

   The Company is a fully integrated, self-administered and self-managed real estate company. At September 30, 2005, the Company had a portfolio of 72 properties totaling approximately 6.9 million sq. ft. of GLA, including 66 wholly-owned properties comprising approximately 6.2 million sq. ft. and six properties owned through joint ventures comprising approximately 700,000 sq. ft.. The portfolio, excluding eight development/redevelopment and other non-stabilized properties, was approximately 96% leased as of that date.

     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership. At September 30, 2005, the Company owned 94.9% of the Operating Partnership and is its sole general partner; in addition, the Company conducts substantially all of its business through the Operating Partnership. OP Units held by limited partners are economically equivalent to shares of the Company’s common stock and are convertible into shares of the Company’s common stock at the option of the holders on a one-to-one basis.

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

Back to Contents

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

     The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and building improvements based on management’s determination of the relative fair values of such assets. Management determines the as-if-vacant value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

     The value of in-place leases is measured by the excess of (1) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (2) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the non-cancelable terms. This aggregate value is allocated among above-market and below-market leases, tenant relationships, and other intangibles based on management’s evaluation of the specific characteristics of each lease.

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

Back to Contents

Results of Operations

     Acquisitions.   Differences in results of operations between the three months and nine months ended September 30, 2005 and 2004, respectively, were driven largely by acquisition activity. During the period January 1, 2004 through September 30, 2005, the Company acquired 50 shopping and convenience centers aggregating approximately 3.5 million sq. ft. of GLA for a total cost of approximately $408 million. Income before minority interests, limited partners’ interest and preferred distribution requirements increased from $2.4 million in the third quarter of 2004 to $4.1 million in the third quarter of 2005. Income before minority interests, limited partners’ interest and preferred distribution requirements increased from $6.3 million in the first nine months of 2004 to $11.0 million in the first nine months of 2005.

Comparison of the quarter ended September 30, 2005 to the quarter ended September 30, 2004

			Increase	Percentage change	Acquisitions	Properties held in both years
	Three months ended September 30,
	2005	2004

Rents and expense recoveries	$20,397,000	$12,340,000	$8,057,000	65%	$7,025,000	$1,032,000
Property expenses	5,622,000	3,712,000	1,910,000	51%	1,544,000	366,000
Depreciation and amortization	5,643,000	2,911,000	2,732,000	94%	2,475,000	257,000
General and administrative	1,317,000	706,000	611,000	87%	n/a	n/a
Non-operating income and
expense (1)	3,833,000	2,692,000	1,141,000	42%	n/a	n/a

(1) Non-operating income and expense consists principally of interest expense and amortization of deferred financing costs.

     Properties held in both years.   The Company held 28 properties throughout the third quarters of both 2005 and 2004. Overall rents and expense recoveries increased primarily as a result of lease commencements at the development properties and increased tenant reimbursements resulting from increased operating expenses during the quarter.

     Depreciation and amortization expense.   Depreciation and amortization expense increased primarily as a result of development properties being placed in service.

     General and administrative expenses.   General and administrative expenses increased primarily as a result of the Company’s growth throughout 2004 and continuing into 2005.

     Non-operating income and expense.   Interest expense increased as a result of a higher level of borrowing generally used to finance acquisition properties, and higher short-term interest rates.

Back to Contents

Comparison of the nine months ended September 30, 2005 to the nine months ended September 30, 2004

			Increase	Percentage change	Acquisitions	Properties held in both years

	Nine months ended September 30,
	2005	2004

Rents and expense recoveries	$53,822,000	$36,023,000	$17,799,000	49%	$16,965,000	$834,000
Property expenses	15,584,000	11,453,000	4,131,000	36%	4,615,000	(484,000)
Depreciation and amortization	13,574,000	7,978,000	5,596,000	70%	5,037,000	559,000
General and administrative	3,483,000	2,333,000	1,150,000	49%	n/a	n/a
Non-operating income and
expense (1)	10,518,000	8,249,000	2,269,000	28%	n/a	n/a

(1) Non-operating income and expense consists principally of interest expense and amortization of deferred financing costs.

     Properties held in both years.   The Company held 22 properties throughout the first nine months of both 2005 and 2004. Overall rents and expense recoveries increased primarily as a result of lease commencements at the development properties. Property expenses decreased primarily as a result of decreases in professional and other fees and a reduction of certain maintenance expenses.

     Depreciation and amortization expense.   Depreciation and amortization expense increased primarily as a result of development properties being placed in service.

     General and administrative expenses.   General and administrative expenses increased primarily as a result of the Company’s growth throughout 2004 and continuing into 2005.

     Non-operating income and expense.   Interest expense increased as a result of a higher level of borrowing generally used to finance acquisition properties, and higher short-term interest rates.

Liquidity and Capital Resources

     The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, and preferred and common dividend distributions, primarily from operating cash flows; if needed, the Company may also use its secured revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with the secured revolving credit facility and property-specific construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities (including the delivery of up to 4.35 million shares of common stock pursuant to the forward sales agreement), and the issuance of additional OP Units.

Back to Contents

     The Company has a $140 million secured revolving credit facility with Bank of America (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder; the facility is expandable to $200 million, subject to certain conditions, and will expire in January 2007, subject to a one-year extension option. As of September 30, 2005, based on covenants and collateral in place, the Company was permitted to draw up to $137.8 million, of which approximately $77.4 million remained available as of that date. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available. The credit facility is used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and other financial statement ratios.

     At September 30, 2005, the Company’s financial liquidity was provided by (1) $10.7 million in cash and cash equivalents, (2) the $77.4 million availability under the secured revolving credit facility, (3) the $16.4 million availability under the Camp Hill construction financing agreement, and (4) the availability pursuant to the common stock forward sales agreement. Debt includes mortgage loans payable at September 30, 2005 consisting of fixed-rate notes totaling $272.0 million and variable-rate notes totaling $38.0 million, with a combined weighted average interest rate of 5.9%, and maturing at various dates through 2021. In April 2005, the Company concluded the sales of 1,200,000 shares of its 8-7/8% Series A Cumulative Redeemable Preferred Stock at a price of $26.00 per share and 2,990,000 shares of its common stock (including 390,000 shares representing the exercise by the underwriters of their over-allotment option) at a price of $13.80 per share. In August 2005, the Company concluded the sale of 6,000,000 shares of its common at a price of $14.60 per share. The net proceeds of all the offerings, after underwriting fees and offering costs, amounted to approximately $153.4 million, substantially all of which were used initially to repay amounts outstanding under the Company's secured revolving credit facility. In connection with the August 2005 offering, the Company entered into a forward sales agreement with the principal underwriter covering 4,350,000 shares of common stock (including 1,350,000 shares relating to the exercise of an overallotment option), pursuant to which the Company may deliver such shares in whole or in part, at any time, through August 2006 and receive aggregate net proceeds of up to approximately $60 million.

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

Contractual obligations and commercial commitments

     The following table sets forth the Company’s significant debt repayment and operating lease obligations at September 30, 2005 (in thousands):

Back to Contents

	Maturity Date

	2005	2006	2007	2008	2009	Thereafter	Total

Mortgage loans payable	$1,108	$5,028	$15,080	$67,963	$4,085	$216,733	$309,997
Secured revolving credit facility	—	—	60,400	—	—	—	60,400
Operating lease obligations	86	349	354	360	366	7,959	9,474

Total	$1,194	$5,377	$75,834	$68,323	$4,451	$224,692	$379,871

     In addition, as of September 30, 2005, the Company planned to spend approximately $65 million, principally by December 2007, in connection with development/redevelopment activities at properties owned at that date.

Net Cash Flows

Operating Activities

     Net cash flows provided by operating activities amounted to $16.6 million during the first nine months of 2005 compared to $10.7 million during the first nine months of 2004. Such increase in operating cash flows is primarily due to acquisitions of properties.

Investing Activities

     Net cash flows used in investing activities increased to $192.9 million during the first nine months of 2005 from $59.6 million during the first nine months of 2004. Cash flows used in investing activities are the result of a number of acquisitions during both periods. The Company acquired 41 shopping and convenience centers during the first nine months of 2005 and acquired six shopping centers during the first nine months of 2004.

Financing Activities

     Net cash flows provided by financing activities increased to $178.5 million during the first nine months of 2005 compared to $49.8 million during the first nine months of 2004. During the first nine months of 2005, the net amount included $153.4 million in net proceeds from public offerings and $62.8 million in proceeds from mortgage financings, offset by $20.1 million in distributions to common and preferred shareholders and OP Unit holders, net repayments of $7.8 million under the Company’s secured revolving credit facility, $7.8 million in mortgage repayments, and $2.0 million in other net sources and uses. During the first nine months of 2004, the net amount included $56.7 million in net proceeds from public offerings and $11.9 million in net borrowings under the Company’s secured revolving credit facility, offset by $10.3 million in distributions to common shareholders and OP Unit holders, $7.1 million in mortgage repayments, and $1.4 million in other net sources and uses.

Back to Contents

Funds From Operations

     Funds From Operations (“FFO”) is a widely-recognized measure of REIT performance. The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income applicable to common shareholders the amortization of costs incurred in connection with its financing or hedging activities, or depreciation of non-real estate assets, but does add back to net income applicable to common shareholders those items that are defined as “extraordinary” under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income applicable to common shareholders (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. Since the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. FFO is not necessarily indicative of cash available to fund ongoing cash needs. The following table sets forth the Company’s calculations of FFO for the three and nine months ended September 30, 2005 and 2004:

	Three months ended September 30,		Nine months ended September 30,

	2005	2004	2005	2004

Net income applicable to common
shareholders	$1,636,000	$1,208,000	$4,456,000	$4,454,000
Add (deduct):
Depreciation and amortization	5,624,000	2,671,000	13,525,000	7,369,000
Limited partners' interest	224,000	33,000	338,000	122,000
Minority interests	307,000	274,000	950,000	858,000
Minority interests' share of FFO	(554,000)	(495,000)	(1,678,000)	(1,490,000)

Funds from operations	$7,237,000	$3,691,000	$17,591,000	$11,313,000

FFO per common share (assuming
conversion of OP Units)	$0.27	$0.22	$0.75	$0.67

Average number of common shares:
Shares used in determination of
earnings per share	25,390,000	16,456,000	22,305,000	16,456,000
Additional shares assuming conversion
of OP Units	1,578,000	454,000	1,088,000	449,000

Shares used in determination of
FFO per share	26,968,000	16,910,000	23,393,000	16,905,000

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

Back to Contents

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     The primary market risk facing the Company is interest rate risk on its mortgage loans payable and secured revolving credit facility. The Company will, when advantageous, hedge its interest rate risk using derivative financial instruments. The Company is not subject to foreign currency risk. The Company’s interest rate risk management objectives are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and/or treasury locks in order to mitigate its interest rate risk on a related variable-rate financial instrument. At September 30, 2005, the Company had swap agreements in place applicable to approximately $9.1 million of variable-rate mortgage loans. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     The Company is exposed to interest rate changes primarily through (1) its variable-rate secured revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio, and (2) variable rate acquisition and construction financing. At September 30, 2005, long-term debt consisted of fixed- and variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the outstanding $272.0 million of fixed rate indebtedness was 5.9%, with maturities at various dates through 2021. The average interest rate on the Company’s $98.4 million of variable-rate debt was 5.5%, with maturities at various dates through 2008. At September 30, 2005, the Company’s pro rata share of variable-rate debt amounted to $96.0 million. Based upon this amount, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $960,000 per annum.

Item 4.   Controls and Procedures

     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC’s rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of September 30, 2005, and have determined that such disclosure controls and procedures are effective.

Back to Contents

     During the three months ended September 30, 2005, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Back to Contents

Part II	Other Information

Item 6.	Exhibits

Exhibit 10.1	Confirmation of Forward Stock Sale Transaction, dated August 11, 2005, by and between Cedar Shopping Centers, Inc., Cedar Shopping Centers Partnership, L.P.,
Merrill Lynch International and Merrill Lynch Pierce Fenner & Smith
Incorporated

Exhibit 31	Section 302 Certifications
Exhibit 32	Section 906 Certifications

Back to Contents

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR SHOPPING CENTERS, INC.

/s/ LEO S. ULLMAN	/s/ THOMAS J. O’KEEFFE

Leo S. Ullman	Thomas J. O’Keeffe
Chairman of the Board, Chief Executive Officer and President (Principal executive officer)	Chief Financial Officer (Principal financial officer)

November 4, 2005