Form 10-K
period 2005-12-31
CEDAR SHOPPING CENTERS INC
filed 2006-03-13
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 0-14510

CEDAR SHOPPING CENTERS, INC.
(Exact name of registrant as specified in its charter)

Maryland	42-1241468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

44 South Bayles Avenue, Port Washington, NY	11050-3765
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 767-6492
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.06 par value	New York Stock Exchange
8-7/8% Series A Cumulative Redeemable
Preferred Stock, $25.00 Liquidation Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

     Yes                No    X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

     Yes                No    X

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

Back to Contents

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                No    X

Based on the closing sales price on June 30, 2005 of $14.75 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was $319,635,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 29,972,535 on February 28, 2006.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2006 annual meeting of shareholders are incorporated herein by reference.

Back to Contents

Back to Contents

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s beliefs, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such a difference include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants; the continuing availability of suitable acquisitions, and development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital in the public and private markets; changes in interest rates; the fact that returns from development, redevelopment and acquisition activities may not be at expected levels; inherent risks in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due. The Company does not intend, and disclaims any duty or obligation, to update or revise any forward-looking statements set forth in this report to reflect any change in expectations, change in information, new information, future events or other circumstances on which such information may have been based. See Item 1A. “Risk Factors” elsewhere herein.

Back to Contents

Part I.

Items 1 and 2. Business and Properties

General

Cedar Shopping Centers, Inc. (the “Company”) , which was organized in 1984, is a fully-integrated, self-administered and self-managed real estate company, and focuses primarily on the ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers located in nine states, largely in the Northeast and mid-Atlantic regions. At December 31, 2005, the Company had a portfolio of 84 properties totaling approximately 8.4 million square feet of gross leasable area (“GLA”), including 78 wholly-owned properties comprising approximately 7.7 million square feet and six properties owned through joint ventures comprising approximately 700,000 square feet. At December 31, 2005, the portfolio was comprised of (i) 74 “stabilized” properties (those properties not designated as “development/redevelopment” properties and which are at least 80% leased), with an aggregate of 6.8 million square feet of GLA, which were approximately 96% leased, (ii) seven development/redevelopment properties with an aggregate of 1.3 million square feet of GLA, which were approximately 74% leased, and (iii) three non-stabilized properties with an aggregate of 300,000 square feet of GLA, which are presently being re-tenanted and which were approximately 64% leased as of December 31, 2005. Overall, the portfolio was approximately 91% leased at December 31, 2005.

     The Company has elected to be taxed as a real estate investment trust (“REIT”) under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT under those provisions, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company’s objectives are to provide to its shareholders a professionally managed, diversified portfolio of commercial real estate investments (primarily supermarket-anchored shopping centers and drug store-anchored convenience centers), which will provide substantial cash flow, currently and in the future, taking into account an acceptable/modest risk profile, and to present an opportunity for capital appreciation.

     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. At December 31, 2005, the Company owned approximately 95.0% of the Operating Partnership and is its sole general partner; the Company conducts substantially all of its business through the Operating Partnership. Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

          The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on supermarket-anchored community shopping centers and drug store-anchored convenience centers. The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, that the nature of its investments provide relatively stable revenue flows even during difficult economic times.

Back to Contents

     The Company continues to seek opportunities to acquire stabilized properties and properties suited for development and/or redevelopment activities where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in regions beyond its present markets in the event such opportunities were consistent with its focus, could be effectively controlled and managed by it, have the potential for favorable investment returns, and contribute to increased shareholder value.

     The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms “we”, “our”, “us”, “Company” and “Operating Partnership” (including their respective subsidiaries and affiliates) refer to the business and properties of all these entities, unless the context otherwise requires. The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York 11050-3765 (telephone 516-767-6492). The Company also currently maintains property management, construction management and/or leasing offices at three of its shopping-center properties. The Company’s website can be accessed at www.cedarshoppingcenters.com, where a copy of the Company’s Forms 10-K, 10-Q, 8-K and other filings with the SEC can be obtained free of charge. These SEC filings are added to the website as soon as reasonably practicable. The Company’s Code of Ethics, corporate governance guidelines and committee charters are also available on the website. This information is also available by written request to Investor Relations at the executive office address set forth above.

     The Company’s executive office at 44 South Bayles Avenue, Port Washington, New York, is located in 7,500 square feet which it leases from a partnership owned 24% by the Company’s Chairman and which lease expires in February 2010. The Company believes that the lease terms are at fair market value.

Back to Contents

The Company’s Properties

          The following tables summarize information relating to the Company’s properties as of December 31, 2005:

State	Number of properties	GLA	Land	Buildings and improvements	Total cost	Accumulated depreciation	Net book value

Pennsylvania	36	5,076,000	$94,194,000	$446,925,000	$541,119,000	$24,277,000	$516,842,000

Massachusetts	3	583,000	22,828,000	94,873,000	117,701,000	2,987,000	114,714,000

Virginia	10	589,000	22,653,000	76,979,000	99,632,000	1,005,000	98,627,000

Connecticut	4	685,000	12,563,000	65,512,000	78,075,000	1,968,000	76,107,000

Ohio	20	687,000	14,251,000	62,133,000	76,384,000	1,562,000	74,822,000

Maryland	4	341,000	4,873,000	21,602,000	26,475,000	1,038,000	25,437,000

New Jersey	2	232,000	3,433,000	14,824,000	18,257,000	1,387,000	16,870,000

Michigan	2	196,000	2,530,000	10,498,000	13,028,000	107,000	12,921,000

New York	3	53,000	1,338,000	6,170,000	7,508,000	168,000	7,340,000

Total property portfolio	84	8,442,000	178,663,000	799,516,000	978,179,000	34,499,000	943,680,000

Land held for development	n/a	n/a	2,288,000	489,000	2,777,000	—	2,777,000

	84	8,442,000	$180,951,000	$800,005,000	$980,956,000	$34,499,000	$946,457,000

Back to Contents

Year of lease expiration	Number of leases expiring	GLA expiring	Percentage of GLA expiring	Annualized expiring base rents	Annualized expiring base rents per sq ft	Percentage of annualized expiring base rents

Month-To-Month	29	58,000	0.8%	$812,000	$14.00	1.0%
2006	105	424,000	5.5%	4,282,000	10.10	5.4%
2007	116	463,000	6.0%	5,271,000	11.38	6.6%
2008	129	692,000	9.0%	7,447,000	10.76	9.3%
2009	124	558,000	7.3%	6,076,000	10.89	7.6%
2010	86	990,000	12.9%	8,706,000	8.79	10.9%
2011	43	395,000	5.2%	4,403,000	11.15	5.5%
2012	29	250,000	3.3%	2,672,000	10.69	3.3%
2013	25	258,000	3.4%	2,405,000	9.32	3.0%
2014	28	593,000	7.7%	5,535,000	9.33	6.9%
2015	24	342,000	4.5%	3,240,000	9.47	4.1%
Thereafter	86	2,646,000	34.5%	28,922,000	10.93	36.3%

	824	7,669,000	100.0%	79,771,000	10.40	100.0%

Vacant space (a)	n/a	773,000	n/a	n/a	n/a	n/a

Total
portfolio	824	8,442,000	n/a	$79,771,000	$9.45	n/a

(a) Includes vacant space at properties presently undergoing development and/or redevelopment activities.

Tenant	Number of stores	GLA	Percentage of GLA	Annualized base rent	Annualized base rent per sq ft	Percentage annualized base rents

Top ten tenants (a):
Giant Foods/Stop & Shop	16	951,000	11.3%	$11,767,000	$12.37	14.8%
SuperValu/Farm Fresh/Shop ’n Save	8	467,000	5.5%	4,648,000	9.95	5.8%
Discount Drug Mart	12	308,000	3.6%	2,808,000	9.12	3.5%
Staples	8	175,000	2.1%	2,315,000	13.23	2.9%
LA Fitness	3	123,000	1.5%	1,743,000	14.17	2.2%
A&P/Super Fresh	2	116,000	1.4%	1,540,000	13.28	1.9%
CVS/Eckerd	12	127,000	1.5%	1,505,000	11.85	1.9%
Wal-Mart/Sam’s Club	2	205,000	2.4%	1,368,000	6.67	1.7%
Ukrop’s Super Markets	2	106,000	1.3%	1,364,000	12.87	1.7%
United Artists Theatre Group	1	78,000	0.9%	1,337,000	17.14	1.7%

Sub-total top ten tenants	66	2,656,000	31.5%	30,395,000	11.44	38.1%

Remaining tenants	758	5,013,000	59.3%	49,376,000	9.85	61.9%

Sub-total all tenants	824	7,669,000	90.8%	79,771,000	10.40	100.0%

Vacant space (b)	n/a	773,000	9.2%	n/a	n/a	n/a

Total (including vacant space)	824	8,442,000	100.0%	$79,771,000	$9.45	n/a

(a) Based on annualized base rent.
(b) Includes vacant space at properties presently undergoing development and/or redevelopment activities.

Back to Contents

     The terms of the Company’s retail leases vary from tenancies at will to 25 years, excluding extension options. Anchor tenant leases are typically for 10 to 25 years, with one or more extension options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for 5-year terms. The longer terms of major tenant leases serve to protect the Company against significant vacancies and to assure the presence of strong tenants who draw consumers to its centers. The shorter terms of smaller store leases allow the Company under appropriate circumstances to adjust rental rates periodically for non-major store space and, where possible, to upgrade or adjust the overall tenant mix.

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

     Giant Food Stores, Inc. (“Giant Foods”) and Stop & Shop, Inc., which are both owned by Ahold N.V., a Netherlands corporation, collectively leased approximately 11% of the Company’s GLA at December 31, 2005 and accounted for approximately 11% of the Company’s total revenues during 2005. No other tenants leased more than 10% of GLA at December 31, 2005, contributed more than 10% of total revenues during 2005, or had a net book value equal to more than 10% of total assets at December 31, 2005.

     Depreciation on all the Company’s properties is calculated using the straight-line method over the estimated useful lives of the respective real properties and improvements, which range from three to forty years.

Acquisitions in 2005

     During 2005, the Company acquired 53 shopping and convenience centers containing approximately 3.6 million sq. ft. of GLA for an aggregate purchase price of approximately $411.7 million (before purchase accounting allocations). Information relating to the acquired properties is summarized as follows:

Property	Number of properties	GLA	Acquition cost (2)

“ Giltz” portfolio	25	715,000	$90,375,000
“ RVG” portfolio	8	578,000	94,894,000
“ Silver” portfolio	4	131,000	32,750,000
“ WP Realty” properties	2	378,000	47,515,000
Trexlertown Shopping Center	1	339,000	34,663,000

	40	2,141,000	300,197,000

All other (1)	13	1,424,000	111,473,000

Totals	53	3,565,000	$411,670,000

(1) These thirteen properties, acquired individually and not part of a portfolio, had an acquisition cost of less than $20.0 million each.
(2) Before purchase accounting allocations.

Back to Contents

Competition

     The Company believes that competition for the acquisition and operation of retail shopping and convenience centers is highly fragmented. It faces competition from institutional investors, public and private REITs, and owner-operators engaged in the acquisition, ownership and leasing of shopping centers, as well as from numerous local, regional and national real estate developers and owners in each of its markets. It also faces competition in leasing available space at its properties to prospective tenants. Competition for tenants varies depending upon the characteristics of each local market in which the Company owns and manages properties. The Company believes that the principal competitive factors in attracting tenants in its market areas are location, price and other terms, the presence of anchor tenants, the mix and quality of tenants, and maintenance of its properties.

Environmental Matters

     Under various federal, state, and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at property owned, leased, managed or otherwise operated by such person, and may be held liable to a governmental entity or to third parties for property damage, and for investigation and clean up costs in connection with such contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such conditions, may adversely affect the owner’s, lessor’s or operator’s ability to sell or rent such property or to arrange financing using such property as collateral. In connection with the ownership, operation and management of real properties, the Company is potentially liable for removal or remediation costs, as well as certain other related costs and liabilities, including governmental fines and injuries to persons and property.

     The Company believes that environmental studies generally conducted at the time of acquisition with respect to substantially all of its properties have not revealed environmental liabilities that would have a material adverse affect on its business, results of operations or liquidity. However, no assurances can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities, that any prior owner of a property did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist at any one or more of its properties. If a material environmental condition does in fact exist, it could have an adverse impact upon the Company’s financial condition, results of operations and liquidity.

Employees

     As of December 31, 2005, the Company had 77 employees (71 full-time and 6 part-time). The Company believes that its relations with its employees are good.

Item 1A. Risk Factors

Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

     Our performance and value are subject to risks associated with real estate assets and with the real estate industry, including, among other things, risks related to adverse changes in national, regional and local economic and market conditions. Our continued ability to make expected distributions to our shareholders depends on our ability to generate sufficient revenues to meet operating expenses, future debt service and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events and conditions include, but may not be limited to, the following:

Back to Contents

1.	local oversupply, increased competition or declining demand for real estate;
2.	inability to collect rent or other charges from tenants;
3.	vacancies or an inability to rent space on favorable terms;
4.	inability to finance property development, tenant improvements and acquisitions on favorable terms;
5.	increased operating costs, including real estate taxes, insurance premiums, utilities, repairs and maintenance;
6.	increases in interest rates;
7.	increased costs of complying with current, new or expanded governmental regulations;
8.	the relative illiquidity of real estate investments;
9.	changing market demographics; and
10.	changing traffic patterns.

     In addition, periods of economic slowdown or recession, increased interest rates or decreased demand for real estate, or the public perception that any of these events may occur, could result in a decline in rents or an increased incidence of defaults under existing leases, which in turn could adversely affect our business, results of operations, liquidity, per share trading price of our common stock, and the ability to satisfy our debt service or repayment obligations and to make distributions to our shareholders.

We have recently experienced and expect to continue to experience substantial growth and may not be able to integrate additional properties effectively into our operations or otherwise manage our growth, which in turn may adversely affect our operating results.

     We have recently experienced, and expect to continue to experience, substantial growth. All of our properties have been acquired since 2000, and the acquisition of any additional properties would generate additional operating expenses that we would be required to pay. As we acquire additional properties, we will be subject to risks associated with managing new properties, including tenant retention and mortgage default. There can be no assurance that we will be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff, to integrate these properties into our portfolio without operating disruptions or unanticipated costs. Any failure by us to effectively integrate any future acquisitions into our portfolio could have a material adverse effect on our business and operations.

     Our properties will be subject to increases in real estate and other tax rates, utility costs, insurance costs, repairs, maintenance and other operating expenses, and administrative expenses. Rising operating expenses and/or interest rates could reduce our cash flow and funds available for future distributions. Our properties and any properties we acquire in the future are, and will be, subject to operating risks common to real estate in general, any or all of which may have a negative effect. If any property is not fully occupied or if rental receipts are insufficient to cover operating expenses, we could be required to expend additional funds to stabilize that property’s operating expenses. If we are unable to maintain profitability, the market price of our common stock could decrease, our business and operations could be negatively impacted, and we may have to reduce, eliminate or suspend our dividend.

Back to Contents

Our substantial indebtedness may impede our operating performance and put us at a competitive disadvantage.

     We intend to incur additional debt in connection with future acquisitions of real estate and in connection with the development and redevelopment of properties owned by us. We also may borrow funds to make distributions to shareholders. Our debt may harm our business and operating results by (1) requiring us to use a substantial portion of our available liquidity to pay required debt service and/or repayments or establish additional reserves, which would reduce the amount available for distributions, (2) placing us at a competitive disadvantage compared to competitors that have less debt or debt at more favorable terms, (3) making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions, and (4) limiting our ability to borrow more money for operations, capital expenditures, or to finance acquisitions in the future. Increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements, could adversely affect our liquidity.

     In addition to these risks and those normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, we are also subject to the risk that we will not be able to refinance existing indebtedness on our properties (which, in most cases, will not have been fully amortized at maturity), or that the terms of any refinancing we could obtain would be favorable. If we are not successful in refinancing existing indebtedness, or otherwise able to repay our outstanding indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our operating performance, our ability to service other debt, and to meet our other obligations.

We may not be successful in identifying suitable acquisitions that meet our criteria, which may impede our growth; if we do identify suitable acquisition targets, we may not be able to consummate such transactions on favorable terms.

     Integral to our business strategy is our ability to expand through acquisitions, which requires us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth and operating strategy. We analyze potential acquisitions on a property-by-property and market-by-market basis. We may not be successful in identifying suitable real estate properties or other assets that meet our acquisition criteria, or in consummating acquisitions or investments on satisfactory terms. Failure to identify or consummate acquisitions could reduce the number of acquisitions we complete and slow our growth, which could in turn harm our stock price.

     We compete with many other entities engaged in real estate investment activities for acquisitions of retail properties, including institutional investors, REITs, and other owner-operators of shopping centers. These competitors may drive up the price we must pay for real estate properties, or may succeed in acquiring those properties themselves. In addition, our potential acquisition targets may find such competitors to be more attractive suitors for a number of reasons, including, for example, that they may have greater resources and may be willing to pay more. Further, the number of entities and the amount of funds competing for suitable investment properties may increase. This would result in increased demand for such properties and therefore increased prices paid for them. If we pay higher prices for properties, our profitability could be reduced.

Back to Contents

As substantially all of our revenues are derived from rental income, failure of tenants to pay rent or delays in arranging leases and occupancy of leased premises, particularly with respect to anchor tenants, could seriously harm our operating results and financial condition.

     Substantially all of our revenues are derived from rental income from our properties. Our tenants may experience a downturn in their respective businesses at any time that may weaken their financial condition. As a result, any such tenants may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, or declare bankruptcy. Any leasing delays, failure to make rental or other payments when due, or tenant bankruptcies, could result in the termination of tenants’ leases, which would have a negative impact on our operating results. In addition, adverse market conditions and competition may impede our ability to renew leases or re-let space as leases expire, which could harm our business and operating results.

     Our business may be seriously harmed if a major tenant fails to renew its lease(s) or vacates one or more properties and prevents us from re-leasing such premises by continuing to pay base rent for the balance of the lease terms. In addition, the loss of such a major tenant could result in lease terminations or reductions in rent by other tenants.

     We may be restricted from re-leasing space based on existing exclusivity lease provisions with some of our tenants. In these cases, the leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center which limit the ability of other tenants within that center to sell that merchandise or provide those services. When re-leasing space after a vacancy by one of these other tenants, these provisions may limit the number and types of prospective tenants for the vacant space. The failure to re-lease space or to re-lease space on satisfactory terms could harm operating results.

     Any bankruptcy filings by, or relating to, one of our tenants or a lease guarantor would generally bar efforts by us to collect pre-bankruptcy debts from that tenant, or lease guarantor, unless we receive an order permitting us to do so from the bankruptcy court. A bankruptcy by a tenant or lease guarantor could delay efforts to collect past due balances, and could ultimately preclude full collection of these sums. If a lease is affirmed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must generally be paid in full. However, if a lease is disaffirmed by a tenant in bankruptcy, we would have only an unsecured claim for damages, which would be paid normally only to the extent that funds are available, and only in the same percentage as is paid to all other members of the same class of unsecured creditors. It is possible and indeed likely that we would recover substantially less than the full value of any unsecured claims we hold, which may in turn harm our financial condition.

Adverse market conditions and competition may impede our ability to renew leases or re-let space as leases expire, which could harm our business and operating results.

     We also face competition from similar retail centers within our respective trade areas that may affect our ability to renew leases or re-let space as leases expire. In addition, any new competitive properties that are developed within the trade areas of our existing properties may result in increased competition for customer traffic and creditworthy tenants. Increased competition for tenants may require us to make tenant and/or capital improvements to properties beyond those that we would otherwise have planned to make. Any unbudgeted tenant and/or capital improvements we undertake may reduce cash that would otherwise be available for distributions to shareholders. Ultimately, to the extent we are unable to renew leases or re-let space as leases expire, our business and operations could be negatively impacted.

Back to Contents

Our current and future joint venture investments could be adversely affected by the lack of sole decision-making authority, reliance on joint venture partners’ financial condition, and any disputes that may arise between us and our joint venture partners.

     We presently own six of our properties through joint ventures and in the future we may co-invest with third parties through joint ventures. We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners. Further, the terms of certain of our joint venture partnership agreements provide for minimum priority cumulative returns to the joint venture partners. To the extent that these specified minimum returns are not achieved, our equity interest in these partnerships may be negatively affected.

The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results.

     The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results. The mortgages on our properties contain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property, to enter into leases, or to discontinue insurance coverage. Our ability to borrow under our secured revolving credit facility is subject to compliance with these financial and other covenants, including restrictions on property eligible for collateral, and overall restrictions on the amount of indebtedness we can incur. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, could take possession of the property or properties securing the loan.

Our properties consist primarily of community shopping and convenience centers. Our performance therefore is linked to economic conditions in the market for retail space generally.

     Our properties consist primarily of supermarket-anchored community shopping centers and drug store-anchored convenience centers, and our performance therefore is linked to economic conditions in the market for retail space generally. The market for retail space has been, and could be, adversely affected by actual or perceived weaknesses in national, regional and local economies, the adverse financial condition or revised operating strategies of certain retailing companies, the ongoing consolidation in the retail sector, the excess amount of retail space in a number of markets, and increasing consumer purchases through catalogues or the Internet. To the extent that any of these conditions occur, they are likely to impact market rents for retail space.

Back to Contents

Substantially all of our properties are located in the Northeast and mid-Atlantic regions, which exposes us to greater economic risks than if our properties were owned in several geographic regions.

     Our properties are located in nine states, largely in the Northeast and mid-Atlantic regions, which exposes us to greater economic risks than if we owned properties in more geographic regions. Any adverse economic or real estate developments resulting from regulatory environment, business climate, fiscal problems or weather in such regions could have an adverse impact on our prospects. In addition, the economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm our performance in the affected markets.

     Economic and market conditions also may impact the ability of our tenants to make payments required by their leases. If our properties do not generate sufficient income to meet operating expenses, including current and future debt service, our business and results of operations would be significantly harmed.

Development and redevelopment activities may be delayed or otherwise may not achieve expected results.

     Development/redevelopment activities may be delayed or otherwise may not achieve expected results. We are in the process of developing/redeveloping several of our properties and expect to continue such activities in the future. In this connection, we will bear certain risks, including the risks of construction delays or cost overruns that may increase project costs and make such project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or achieve targeted rates of return on investment, and the risk of incurring acquisition and/or predevelopment costs in connection with projects that are not pursued to completion. Development/redevelopment activities are also generally subject to governmental permits and approvals, which may be delayed, may not be obtained, or may be conditioned on terms unfavorable to us. In addition, consents may be required from various tenants, lenders, and/or joint venture partners. In case of an unsuccessful project, our loss could exceed our investment in the project.

Our success depends on key personnel whose continued service is not guaranteed.

     Our success depends on the efforts of key personnel, whose continued service is not guaranteed. The loss of services of key personnel could materially and adversely affect our operations because of diminished relationships with lenders, sources of equity capital, construction companies, and existing and prospective tenants, and the ability to conduct our business and operations without material disruption.

Potential losses may not be covered by insurance.

     Potential losses may not be covered by insurance. We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance under a blanket policy covering all of our properties. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for generally uninsured losses such as loss from war, nuclear accidents, and nuclear, biological and chemical occurrences from terrorist’s acts. Some of the insurance, such as that covering losses due to floods and earthquakes, is subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. Additionally, certain tenants have termination rights in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. If we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Back to Contents

If we fail to continue as a REIT, our distributions will not be deductible, and our income will be subject to taxation, thereby reducing earnings available for distribution.

     If we do not continue to qualify as a REIT, our distributions will not be deductible, and our income will be subject to taxation, reducing earnings available for distribution. We have elected since 1986 to be taxed as a REIT under the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.

     We intend to make distributions to shareholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds to meet the 90% distribution requirement of the Code. Certain assets generate substantial differences between taxable income and income recognized in accordance with accounting principles generally accepted in the United States (“GAAP”). Such assets include, without limitation, operating real estate that was acquired through structures that may limit or completely eliminate the depreciation deduction that would otherwise be available for income tax purposes. As a result, the Code requirement to distribute a substantial portion of our otherwise net taxable income in order to maintain REIT status could cause us to (1) distribute amounts that could otherwise be used for future acquisitions, capital expenditures or repayment of debt, (2) borrow on unfavorable terms, or (3) sell assets on unfavorable terms. If we fail to obtain debt or equity capital in the future, it could limit our operations and our ability to grow, which could have a material adverse effect on the value of our common stock.

     Dividends payable by REITs do not qualify for the reduced tax rates under tax legislation which reduced the maximum tax rate for dividends payable to individuals from 35% to 15% (through 2008). Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors to perceive investments in REITs to be relatively less attractive than investments in the stock of corporations that pay dividends qualifying for reduced rates of tax, which in turn could adversely affect the value of the stock of REITs.

We could incur significant costs related to government regulation and litigation over environmental matters and various other federal, state and local regulatory requirements.

     We could incur significant costs related to regulations and litigation over environmental matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at property owned, leased, managed or otherwise operated by such person, and may be held liable to a governmental entity or to third parties for property damage, and for investigation and clean up costs in connection with such contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such conditions, may adversely affect the owner’s, lessor’s or operator’s ability to sell or rent such property or to arrange financing using such property as collateral. In connection with the ownership, operation and management of real properties, we are potentially liable for removal or remediation costs, as well as certain other related costs and liabilities, including governmental fines, injuries to persons, and damage to property.

Back to Contents

     We may incur significant costs complying with the Americans with Disabilities Act of 1990 (the “ADA”) and similar laws, which require that all public accommodations meet federal requirements related to access and use by disabled persons, and with various other federal, state and local regulatory requirements, such as state and local fire and life safety requirements.

     Environmental studies generally conducted at the time of acquisition with respect to substantially all of our properties did not reveal any material environmental liabilities, and we are unaware of any subsequent environmental matters that would have created a material liability. We believe that our properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. If one or more of our properties were not in compliance with such federal, state and local laws, we could be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with such requirements, our business and operations could be adversely affected. If we fail to comply with such requirements, we might incur governmental fines or private damage awards. We cannot presently determine whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our business and operations.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress our stock price.

     Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress the price of our common stock. The charter, subject to certain exceptions, authorizes directors to take such actions as are necessary and desirable relating to qualification as a REIT, and to limit any person to beneficial ownership of no more than 9.9% of the outstanding shares of our common stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit, but may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to continue to qualify as, or to be, a REIT. This ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of shareholders.

     We may authorize and issue stock and OP Units without shareholder approval. Our charter authorizes the Board of Directors to issue additional shares of common or preferred stock, to issue additional OP Units, to classify or reclassify any unissued shares of common or preferred stock, and to set the preferences, rights and other terms of such classified or unclassified shares. Although the Board of Directors has no such intention at the present time, it could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of shareholders.

     Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

1.	“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person or an affiliate thereof who beneficially owns 10% or more of the voting power of our shares) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and
2.	“control share” provisions that provide that our “control shares” (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of control shares) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Back to Contents

     We have opted out of these provisions of the MGCL. However, the Board of Directors may, by resolution, elect to opt in to the business combination provisions of the MGCL, and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL.

Future terrorist attacks could harm the demand for, and the value of, our properties.

     Future terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and other acts of terrorism or war, could harm the demand for, and the value of, our properties. Terrorist attacks could directly impact the value of our properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or may be subject to substantial cost increases. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases could be adversely affected.

Item 1B. Unresolved Staff Comments: None

Item 3. Legal Proceedings

     The Company is not presently involved in any litigation, nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries, which is either not covered by the Company’s liability insurance, or, in management’s opinion, would result in a material adverse effect on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders: None

Directors and Executive Officers of the Company

Information regarding the Company’s directors and executive officers is set forth below:

Name	Age	Position

Leo S. Ullman	66	Chairman of the Board of Directors, Chief Executive Officer
		and President
Brenda J. Walker	53	Director and Vice President
James J. Burns	66	Director
Richard Homburg	56	Director
Paul G. Kirk, Jr.	68	Director
Everett B. Miller, III	60	Director
Roger M. Widmann	66	Director
Thomas J. O’Keeffe	61	Chief Financial Officer
Thomas B. Richey	50	Vice President and Director of Development and Construction Services
Stuart H. Widowski	45	Secretary and General Counsel

Back to Contents

     Leo S. Ullman, chief executive officer, president and chairman of the Board of Directors, has been involved in real estate property and asset management for more than twenty-five years. He was chairman and president since 1978 of the real estate management companies which were merged into the Company in 2003, and their respective predecessors and affiliates. Mr. Ullman was first elected as the Company’s chairman in April 1998 and served until November 1999. He was re-elected in December 2000. Mr. Ullman also has been chief executive officer and president from April 1998 to date. He has been a member of the New York Bar since 1966 and was in private legal practice until 1998. From 1984 until 1993, he was a partner in the New York law firm of Reid & Priest (now Thelen, Reid & Priest), and served as initial director of its real estate group. Mr. Ullman received an A.B. from Harvard University, an M.B.A. from the Columbia University Graduate School of Business and a J.D. from the Columbia University School of Law where he was a Harlan Fiske Stone Scholar. He has lectured and written several books, monographs and articles on investment in US real estate, and is a former adjunct professor of business at the NYU Graduate School of Business.

     Brenda J. Walker has been involved in real estate property and asset management for more than twenty years. She has been vice president and a director since 1998, and was treasurer from April 1998 until November 1999. She was president of Brentway Management LLC and vice president of SKR Management Corp. from 1994 until October 2003, vice president of API Management Services Corp. and API Asset Management, Inc. from 1992 through 1995, and vice president of Cedar Bay Realty Advisors, Inc. from 1998 until October 2003. Ms. Walker received a B.A. from Lincoln University.

     James J. Burns, a director since 2001 and a member of the Audit (Chair), Compensation and Nominating/Corporate Governance committees, has been chief financial officer and senior vice president of Wellsford Real Properties, Inc. since December 2000. He joined Wellsford in October 1999 as chief accounting officer upon his retirement from Ernst & Young LLP in September 1999. At Ernst & Young LLP, Mr. Burns was a senior audit partner in the E&Y Kenneth Leventhal Real Estate Group for 22 years. Since 2000, Mr. Burns has also served as a director of One Liberty Properties, Inc., a REIT listed on the New York Stock Exchange. Mr. Burns is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Burns received a B.A. and M.B.A. from Baruch College of the City University of New York.

     Richard Homburg, a director since 1999, and chairman from November 1999 to August 2000, was born and educated in the Netherlands. Mr. Homburg was the president and CEO of Uni-Invest N.V., a publicly-listed Dutch real estate fund, from 1991 until 2000. In 2002, an investment group purchased 100% of the shares of Uni-Invest N.V., taking it private, at which time it was one of the largest real estate funds in the Netherlands with assets of approximately $2.5 billion CDN. Mr. Homburg is chairman and CEO of Homburg Invest Inc. and president of Homburg Invest USA Inc. (a wholly-owned subsidiary of Homburg Invest Inc.). In addition to his varied business interests, Mr. Homburg has served on many boards. Previous positions held by Mr. Homburg include president and director of the Investment Property Owners of Nova Scotia, Evangeline Trust and World Trade Center in Eindhoven, the Netherlands, as well as director or advisory board member of other large charitable organizations. Mr. Homburg holds an honorary Doctorate in Commerce from St. Mary’s University in Canada, and was named 2004 Entrepreneur of the Year for the Atlantic Provinces by Ernst & Young LLP.

     Paul G. Kirk, Jr., a director since September 2005, is a retired partner of the law firm of Sullivan & Worcester, LLP of Boston, Massachusetts. He was a member of the firm from 1977 through 1990. He also serves as Chairman and CEO of Kirk & Associates, Inc., a business advisory and consulting firm. Mr. Kirk also currently serves on the Board of Directors of the Hartford Financial Services Group, Inc., and Rayonier, Incorporated (a real estate investment trust listed on the New York Stock Exchange). He has previously served on the Boards of Directors of ITT Corporation (1989-1997) and of Bradley Real Estate, Inc. (1991-2000), a real estate investment trust that was subsequently acquired by Heritage Property Investment Trust, Inc. Mr. Kirk also serves as Chairman of the Board of Directors of the John F. Kennedy Library Foundation and was a founder and continues to serves as co-chairman of the Commission on Presidential Debates. From 1985 to 1989, Mr. Kirk served as Chairman of the Democratic Party of the U.S., and from 1983-1985 as its Treasurer. A graduate of Harvard College and Harvard Law School, Mr. Kirk is past-Chairman of the Harvard Board of Overseers’ Nominating Committee and currently serves as Chairman of the Harvard Board of Overseers’ Committee to Visit the Department of Athletics. He has received many awards for civic leadership and public service, including honorary doctors of law degrees from Stonehill College, of which he is currently a Trustee, and the Southern New England School of Law.

Back to Contents

     Everett B. Miller, III, a director since 1998 and a member of the Audit, Compensation and Nominating/Corporate Governance (Chair) committees, is vice president of alternative investments at YMCA Retirement Fund. In March 2003, Mr. Miller was appointed to the Real Estate Advisory Committee of the New York State Common Retirement Fund. Prior to his retirement in May 2002 from Commonfund Realty, Inc., a registered investment advisor, Mr. Miller was the chief operating officer of that company from 1997 until May 2002. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior thereto, Mr. Miller was employed for eighteen years at affiliates of Travelers Realty Investment Co., at which his last position was senior vice president. Mr. Miller received a B.S. from Yale University.

     Roger M. Widmann, a director since October 2003 and a member of the Audit, Compensation (Chair) and Nominating/Corporate Governance committees, was a principal of the investment banking firm of Tanner & Co., Inc. from 1997 to 2004. From 1986 to 1995, Mr. Widmann was a senior managing director of Chemical Securities Inc., a subsidiary of Chemical Banking Corporation (now JPMorgan Chase Corporation). Prior to joining Chemical Securities Inc., Mr. Widmann was a founder and managing director of First Reserve Corporation, the largest independent energy investing firm in the U.S. Previously, he was senior vice president with the investment banking firm of Donaldson, Lufkin & Jenrette, responsible for the firm’s domestic and international investment banking business. He had also been a vice president with New Court Securities Corporation (now Rothschild, Inc.). He was a director of Lydall, Inc. (NYSE), Manchester, CT, a manufacturer of thermal, acoustical and filtration materials, from 1974 to 2004, and its chairman from 1998 to 2004. He is a director of Paxar Corporation, White Plains, NY, a global manufacturer of labeling systems. He is also a senior moderator of the Executive Seminar in the Humanities at The Aspen Institute, and is a board member of the March of Dimes of Greater New York and of Oxfam America. Mr. Widmann received an A.B. from Brown University and a J.D. from Columbia University.

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

     Stuart H. Widowski has been secretary and general counsel of the Company since 1998. He was in private practice for seven years, including five years with the New York law firm of Reid & Priest (now Thelen, Reid & Priest). From 1991 through 1996, Mr. Widowski served in the legal department of the Federal Deposit Insurance Corporation. Mr. Widowski received a B.A. from Brandeis University and a J.D. from the University of Michigan.

Back to Contents

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dividend Information

     A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. The Company paid dividends totaling $0.90 per share during 2005 and $0.835 per share during 2004 (as set forth in the schedule below). The Company was not required to, and did not, pay dividends in 2003. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Market Information

     The Company had 29,618,000 shares of common stock outstanding held by approximately 400 shareholders of record at December 31, 2005. The Company believes it has more than approximately 7,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (1) the high, low, and closing prices of the Company’s common stock, and (2) dividends paid:

Quarter ended	Market price range
				Dividends
2005	High	Low	Close	paid

March 31	$15.05	$13.42	$14.24	$0.225
June 30	15.21	13.47	14.75	0.225
September 30	17.39	13.17	14.47	0.225
December 31	14.65	13.44	14.07	0.225
2004

March 31	$14.33	$12.10	$14.19	$0.160
June 30	14.25	10.95	11.49	0.225
September 30	13.94	11.35	13.95	0.225
December 31	14.37	13.00	14.30	0.225

Back to Contents

Item 6. Selected Financial Data
	Years ended December 31,

Operations data:	2005	2004	2003	2002	2001

Total revenues	$78,941,000	$51,078,000	$26,667,000	$12,964,000	$4,817,000
Expenses:
Property operating expenses	22,263,000	15,623,000	10,051,000	4,685,000	1,585,000
General and administrative	5,132,000	3,575,000	3,161,000	1,160,000	731,000
Depreciation and amortization	20,606,000	11,376,000	4,139,000	1,721,000	697,000

Total expenses	48,001,000	30,574,000	17,351,000	7,566,000	3,013,000

Operating income	30,940,000	20,504,000	9,316,000	5,398,000	1,804,000

Non-operating income and expense:
Interest expense	(15,178,000)	(10,239,000)	(9,412,000)	(5,523,000)	(1,888,000)
Amortization of deferred financing costs	(1,071,000)	(1,025,000)	(1,057,000)	(825,000)	(294,000)
Interest income	91,000	66,000	12,000	25,000	282,000
Costs incured in acquiring external advisor and
related transactions, and other	—	—	(20,788,000)	(487,000)	(264,000)

Total non-operating income and expense	(16,158,000)	(11,198,000)	(31,245,000)	(6,810,000)	(2,164,000)

Income (loss) before minority and limited partners
interests and loss applicable to property sales	14,782,000	9,306,000	(21,929,000)	(1,412,000)	(360,000)
Minority interests	(1,270,000)	(1,229,000)	(983,000)	(159,000)	(44,000)
Limited partners’ interest in Operating Partnership	(299,000)	(157,000)	1,815,000	1,152,000	263,000
Loss applicable to property sales	—	—	—	(49,000)	—

Income (loss) before cumulative effect adjustment	13,213,000	7,920,000	(21,097,000)	(468,000)	(141,000)
Cumulative effect of change in accounting principles (net
of limited partners’ interest of $15,000)	—	—	—	—	(6,000)

Net income (loss)	13,213,000	7,920,000	(21,097,000)	(468,000)	(147,000)

Preferred distribution requirements	(7,186,000)	(2,218,000)	(254,000)	—	—

Net income (loss) applicable to common shareholders	$6,027,000	$5,702,000	$(21,351,000)	$(468,000)	$(147,000)

Per common share (basic and diluted):
Income (loss) applicable to common shareholders
before cumulative effect adjustment	$0.25	$0.34	$(7.09)	$(2.03)	$(0.61)
Cumulative effect of change in accounting principles	—	—	—	—	(0.03)

Net income (loss) applicable to common shareholders	$0.25	$0.34	$(7.09)	$(2.03)	$(0.64)

Dividends to common shareholders	$20,844,000	$13,750,000	$—	$—	$268,000
Per common share	$0.90	$0.835	$—	$—	$1.16

Weighted average number of common shares
outstanding	23,988,000	16,681,000	3,010,000	231,000	231,000

Back to Contents

Item 6. Selected Financial Data (continued)
	December 31,

Balance sheet data:	2005	2004	2003	2002	2001
Land, buildings and improvements,
less accumulated depreciation	$946,457,000	$505,325,000	$324,531,000	$121,238,000	$56,948,000
Real estate held for sale	—	—	—	—	4,402,000
Other assets	49,799,000	31,835,000	25,116,000	11,900,000	7,000,000

Total assets	$996,256,000	$537,160,000	$349,647,000	$133,138,000	$68,350,000

Mortgages and other loans payable	$527,791,000	$248,630,000	$162,458,000	$101,001,000	$52,110,000
Other liabilities	44,405,000	34,239,000	19,571,000	7,765,000	1,374,000
Minority interests	12,339,000	11,995,000	12,435,000	10,238,000	2,235,000
Limited partners’ interest in
Operating Partnership	20,586,000	6,542,000	4,035,000	7,889,000	8,964,000
Preferred OP Units	—	—	—	3,000,000	—
Shareholders’ equity	391,135,000	235,754,000	151,148,000	3,245,000	3,667,000

Total liabilities and shareholders’ equity	$996,256,000	$537,160,000	$349,647,000	$133,138,000	$68,350,000

Weighted average number of common shares:
Shares used in determination of earnings per share	23,988,000	16,681,000	3,010,000	231,000	231,000
Additional shares assuming conversion of OP Units	1,202,000	450,000	547,000	568,000	568,000

Shares used in determination of FFO per share	25,190,000	17,131,000	3,557,000	799,000	799,000

Other data:
Funds From (Used In) Operations (“FFO”) (a)	$25,923,000	$15,625,000	$(20,588,000)	$(451,000)	$153,000
Per common share	$1.03	$0.91	$(5.79)	$(0.56)	$0.19

Cash flows provided by (used in):
Operating activities	$29,935,000	$18,507,000	$(4,856,000)	$1,298,000	$1,000,000
Investing activities	$(327,826,000)	$(168,273,000)	$(199,904,000)	$(40,483,000)	$(2,529,000)
Financing activities	$298,035,000	$152,069,000	$207,087,000	$40,767,000	$3,451,000

Square feet of GLA	8,442,000	4,887,000	3,499,000	1,806,000	807,000
Percent leased (including development/
redevelopment and other non-stabilized
properties)	91%	88%	88%	92%	92%

(a) Funds From Operations (“FFO”) is a widely-recognized measure of REIT performance. The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”) , which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income applicable to common shareholders the amortization of costs incurred in connection with its financing or hedging activities, or depreciation of non-real estate assets, but does add back to net income applicable to common shareholders those items that are defined as “extraordinary” under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income applicable to common shareholders (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. As the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. FFO is not necessarily indicative of cash available to fund ongoing cash needs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

Back to Contents

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

     The Company is a fully-integrated, self-administered and self-managed real estate company, and focuses primarily on the ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers located in nine states, largely in the Northeast and mid-Atlantic regions. At December 31, 2005, the Company had a portfolio of 84 properties totaling approximately 8.4 million square feet of gross leasable area (“GLA”), including 78 wholly-owned properties comprising approximately 7.7 million square feet and six properties owned through joint ventures comprising approximately 700,000 square feet. At December 31, 2005, the portfolio was comprised of (i) 74 “stabilized” properties (those properties not designated as “development/redevelopment” properties and which are at least 80% leased), with an aggregate of 6.8 million square feet of GLA, which were approximately 96% leased, (ii) seven development/redevelopment properties with an aggregate of 1.3 million square feet of GLA, which were approximately 74% leased, and (iii) three non-stabilized properties with an aggregate of 300,000 square feet of GLA, which are presently being re-tenanted and which were approximately 64% leased as of December 31, 2005. Overall, the portfolio was approximately 91% leased at December 31, 2005.

     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. At December 31, 2005, the Company owned approximately 95.0% of the Operating Partnership and is its sole general partner; the Company conducts substantially all of its business through the Operating Partnership. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

     The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on supermarket-anchored community shopping centers and drug store-anchored convenience centers. The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, that the nature of its investments provide for relatively stable revenue flows even during difficult economic times.

     The Company continues to seek opportunities to acquire stabilized properties and properties suited for development and/or redevelopment activities where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in regions beyond its present markets in the event such opportunities were consistent with its focus, could be effectively controlled and managed by it, have the potential for favorable investment returns, and contribute to increased shareholder value.

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

Back to Contents

     The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”, in valuing real estate acquisitions. In connection therewith, the fair value of real estate acquired is allocated to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the non-cancelable terms. This aggregate value is allocated among above-market and below-market leases, and other intangibles based on management’s evaluation of the specific characteristics of each lease. The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be immediately recognized in operations. Management is required to make subjective assessments in connection with its valuation of real estate acquisitions. These assessments have a direct impact on net income, because (1) above-market and below-market lease intangibles are amortized to rental income, and (2) the value of other intangibles is amortized to expense.

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

Results of Operations

     Acquisitions. Differences in results of operations between 2005 and 2004, and between 2004 and 2003, respectively, were driven largely by acquisitions. During the period January 1, 2004 through December 31, 2005, the Company acquired 62 shopping and convenience centers aggregating approximately 5.1 million sq. ft. of GLA for a total cost of approximately $572.8 million. Income before minority and limited partners’ interests and preferred distribution requirements increased to $14.8 million in 2005 from $9.3 million in 2004 and a loss of $21.9 million in 2003.

Back to Contents

Comparison of 2005 to 2004

	2005	2004	Increase	Percentage change	Acquisitions	Properties held in both years

Rents and expense recoveries	$78,512,000	$50,675,000	$27,837,000	55%	$26,877,000	$960,000
Property expenses	22,263,000	15,623,000	6,640,000	43%	7,172,000	(532,000)
Depreciation and amortization	20,606,000	11,376,000	9,230,000	81%	8,483,000	747,000
General and administrative	5,132,000	3,575,000	1,557,000	44%	n/a	n/a
Non-operating income and
expense (a)	16,158,000	11,198,000	4,960,000	44%	n/a	n/a

(a) Non-operating income and expense consists principally of interest expense and amortization of deferred financing costs.

     Properties held in both years. The Company held 22 properties throughout both 2005 and 2004. Rents and expense recoveries increased primarily as a result of lease commencements at the development properties. Property expenses decreased primarily as a result of the de-malling of the Camp Hill shopping center.

     Depreciation and amortization expense. Depreciation and amortization expense increased primarily as a result of development properties being placed in service.

     General and administrative expenses. General and administrative expenses increased primarily as a result of (1) the Company’s growth throughout 2004 and 2005, and (2) litigation expense related to a matter, where the Company is plaintiff, that was largely completed during 2005.

     Non-operating income and expense. Interest expense increased as a result of a higher level of borrowing generally used to finance acquisition properties, and higher short-term interest rates.

Comparison of 2004 to 2003

	2004	2003	Increase/ (decrease)	Percentage change	Acquisitions	Properties held in both years

Rents and expense recoveries	$50,675,000	$26,452,000	$24,223,000	92%	$23,493,000	$730,000
Property expenses	15,623,000	10,051,000	5,572,000	55%	6,996,000	(1,424,000)
Depreciation and amortization	11,376,000	4,139,000	7,237,000	175%	6,996,000	241,000
General and administrative	3,575,000	3,161,000	414,000	13%	n/a	n/a
Non-operating income and
expense (a)	11,198,000	31,245,000	(20,047,000)	-64%	n/a	n/a

(a) Non-operating income and expense consists principally of interest expense, amortization of deferred financing costs and, in 2003, costs incurred in acquiring external advisor and related transactions.

     Properties held in both years. The Company held 8 properties throughout both 2004 and 2003. Overall rents and expense recoveries increased primarily as the LA Fitness Facility development project, which began during 2002, was placed in service at the beginning of 2004. The property expense decrease was principally at the Camp Hill Mall redevelopment project as a result of (1) capitalized real estate taxes and insurance, and (2) decreased operating costs from closing the interior mall.

Back to Contents

     Depreciation and amortization expense. Depreciation and amortization expense increased primarily as a result of development properties being placed in service.

     General and administrative expenses. General and administrative expenses increased primarily as a result of the Company’s growth throughout 2004 and 2005.

     Non-operating income and expense. Interest expense increased as a result of a higher level of borrowing generally used to finance acquisition properties. The 2003 costs incurred in acquiring the external advisor and related transactions ($20,788,000) were non-recurring.

Liquidity and Capital Resources

     The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, and preferred and common dividend distributions, primarily from operating cash flows; if needed, the Company may also use its secured revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with the secured revolving credit facility and property-specific construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities (including the delivery of up to 3.25 million shares of common stock pursuant to the forward sales agreement and the sale of up to 2.0 million shares of common stock pursuant to the Deferred Offering Common Stock Sales (“DOCS”) program), and the issuance of additional OP Units.

     The Company has a $200 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder; the facility is expandable to $300 million, subject to certain conditions, and will expire in January 2008, subject to a one-year extension option. As of December 31, 2005, based on covenants and collateral in place, the Company was permitted to draw up to $180.8 million, of which approximately $33.3 million remained available as of that date. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available. The credit facility is used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and other financial statement ratios.

     At December 31, 2005, the Company’s financial liquidity was provided by (1) $8.6 million in cash and cash equivalents, (2) the $33.3 million availability under the secured revolving credit facility, (3) the $13.1 million availability under the Camp Hill construction financing agreement, and (4) the approximately $44.8 million availability pursuant to the common stock forward sales agreement. Mortgage loans payable at December 31, 2005 consisted of fixed-rate notes totaling $339.0 million and variable-rate notes totaling $41.3 million, with a combined weighted average interest rate of 5.9%, and maturing at various dates through 2021.

     In April 2005, the Company concluded the sales of 1,200,000 shares of its 8-7/8% Series A Cumulative Redeemable Preferred Stock at a price of $26.00 per share and 2,990,000 shares of its common stock (including 390,000 shares representing the exercise by the underwriters of their over-allotment option) at a price of $13.80 per share. In August 2005, the Company concluded the sale of 6,000,000 shares of its common stock at a price of $14.60 per share. In connection with the August 2005 offering, the Company entered into a forward sales agreement with the principal underwriter covering 4,350,000 shares of common stock (including 1,350,000 shares relating to the exercise of an overallotment option), pursuant to which the Company may deliver such shares in whole or in part, at any time, through August 2006 and receive aggregate net proceeds of up to approximately $60 million. In November 2005, the Company issued 1,100,000 shares of its common stock pursuant to the forward sales agreement at a price of $13.74 per share. The net proceeds of all the offerings, after underwriting fees and offering costs, amounted to approximately $168.5 million, substantially all of which were used initially to repay amounts outstanding under the Company’s secured revolving credit facility. In addition, there remained approximately $44.8 million available pursuant to the common stock forward sales agreement.

Back to Contents

     In June 2005, the Company filed a registration statement which included the sale of shares of its common stock through a DOCS program. Pursuant to such program, the Company may sell, at its option, from time to time, up to 2.0 million shares of its common stock. The Company sold 355,000 shares of its common stock during the period January 1, 2006 through February 28, 2006 pursuant to such program, resulting in net proceeds of $5,017,000 (an average of $14.15 per share).

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

Contractual obligations and commercial commitments

     The following table sets forth the Company’s significant debt repayment and operating lease obligations at December 31, 2005 (in thousands):

	Maturity Date

	2006	2007	2008	2009	2010	Thereafter	Total

Mortgage loans payable	$5,860	$16,151	$72,362	$5,235	$28,994	$251,709	$380,311
Secured revolving credit facility	—	—	147,480	—	—	—	147,480
Operating lease obligations	349	354	360	366	169	7,790	9,388

Total	$6,209	$16,505	$220,202	$5,601	$29,163	$259,499	$537,179

     In addition, the Company had planned to spend, principally during 2006, approximately $35.0 million in connection with development and redevelopment activities commenced as of December 31, 2005.

Net Cash Flows

Operating Activities

     Net cash flows provided by operating activities amounted to $29.9 million during 2005, compared to cash flows provided by operating activities of $18.5 million during 2004, and cash flows used in operating activities of $4.9 million during 2003. Operating cash flows during 2005 and 2004 were primarily generated from property acquisitions. Operating cash flow requirements during 2003 were primarily due to the acquisition of the Company’s external advisor and related transactions. Such cash flow requirements were offset, in part, by operating results from property acquisitions.

Back to Contents

Investing Activities

     Net cash flows used in investing activities were $327.8 million in 2005, $168.3 million in 2004, and $199.9 million in 2003. These changes were the result of an active acquisition program. During 2005, the Company acquired 50 shopping and convenience centers and three redevelopment properties; during 2004, the Company acquired five shopping centers, three redevelopment properties, one development property, and land for future expansion; and during 2003, the Company acquired twelve shopping centers and two redevelopment properties.

Financing Activities

     Net cash flows provided by financing activities were $298.0 million in 2005, $152.1 million in 2004, and $207.1 million in 2003. During 2005, the Company received $168.5 million in net proceeds from public offerings, $91.3 million in net proceeds from mortgage financings, and $79.3 million in net proceeds from the Company’s secured revolving credit facility, offset by the repayment of mortgage obligations of $8.9 million, preferred and common stock distributions of $28.1 million, the payment of financing costs of $3.6 million, and distributions paid to, net of capital contributions from, minority and limited partner interests of $0.5 million. During 2004, the Company received $94.9 million in net proceeds from public offerings, $51.2 million in net proceeds from the Company’s secured revolving credit facility, $44.2 million in net proceeds from mortgage financings, and $0.6 million realized from the termination of interest rate hedges, offset by the repayment of mortgage obligations of $19.6 million, preferred and common stock distributions of $16.0 million, the payment of financing costs of $2.1 million, and distributions paid to minority and limited partner interests of $1.1 million. During 2003, the Company received $162.5 million net proceeds from a public offering, $49.3 million net proceeds from mortgage financings, $10.5 million in net proceeds from the Company’s secured revolving credit facility and interim financings, and $8.8 million of capital contributions from, net of distributions to, minority interest partners, offset by $12.0 million in redemptions of OP Units, the repayment of mortgage obligations of $7.7 million, the payment of financing costs of $2.5 million, the purchase of $1.6 million of interest rate hedges, and preferred distribution requirements of $0.2 million.

Funds From Operations

     Funds From Operations (“FFO”) is a widely-recognized measure of REIT performance. The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”) , which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on the same basis. In computing FFO, the Company does not add back to net income applicable to common shareholders the amortization of costs incurred in connection with its financing or hedging activities, or depreciation of non-real estate assets, but does add back to net income applicable to common shareholders those items that are defined as “extraordinary” under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income applicable to common shareholders (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. As the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. FFO is not necessarily indicative of cash available to fund ongoing cash needs. The following table sets forth the Company’s calculations of FFO for the years ended December 31, 2005, 2004 and 2003:

Back to Contents

	2005	2004	2003

Net income (loss) applicable to common shareholders	$6,027,000	$5,702,000	$(21,351,000)
Add (deduct):
Depreciation and amortization	20,537,000	10,622,000	3,878,000
Limited partners’ interest	299,000	157,000	(1,815,000)
Minority interests	1,270,000	1,229,000	983,000
Minority interests’ share of FFO	(2,210,000)	(2,085,000)	(2,283,000)

Funds from (used in) operations	$25,923,000	$15,625,000	$(20,588,000)

FFO per common share (assuming conversion of OP Units)	$1.03	$0.91	$(5.79)

Weighted average number of common shares:
Shares used in determination of earnings per share	23,988,000	16,681,000	3,010,000
Additional shares assuming conversion of OP Units	1,202,000	450,000	547,000

Shares used in determination of FFO per share	25,190,000	17,131,000	3,557,000

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

     The Company’s interest rate risk is managed using a variety of techniques. At December 31, 2005, long-term debt consisted of fixed- and variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $339.0 million of fixed rate indebtedness outstanding was 5.8%, with maturities at various dates through 2021. The average interest rate on the Company’s $188.8 million of variable-rate debt was 5.7%, with maturities at various dates through 2008. At December 31, 2005, the Company’s pro rata share of variable rate debt amounted to $186.4 million. Based upon this amount, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $1,864,000 per annum.

Back to Contents

Item 8. Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firm	34 – 35

Consolidated Balance Sheets, December 31, 2005 and 2004	36

Consolidated Statements of Operations, years ended December 31, 2005, 2004 and 2003	37

Consolidated Statements of Shareholders’ Equity, years ended December 31, 2005, 2004 and 2003	38

Consolidated Statements of Cash Flows, years ended December 31, 2005, 2004 and 2003	39

Notes to Consolidated Financial Statements	40 – 54

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.

We have audited the accompanying consolidated balance sheets of Cedar Shopping Centers, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. We have also audited the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Shopping Centers, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cedar Shopping Centers, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 2, 2006

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.

We have audited management’s assessment, included in the accompanying Item 9A. Controls and Procedures – “Management Report on Internal Control Over Financial Reporting”, that Cedar Shopping Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Cedar Shopping Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cedar Shopping Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Cedar Shopping Centers, Inc. and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 2, 2006

Back to Contents

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	December 31,

	2005	2004
Assets
Real estate:
Land	$180,951,000	$97,617,000
Buildings and improvements	800,005,000	423,735,000

	980,956,000	521,352,000
Less accumulated depreciation	(34,499,000)	(16,027,000)

Real estate, net	946,457,000	505,325,000

Cash and cash equivalents	8,601,000	8,457,000
Cash at joint ventures and restricted cash	10,415,000	7,105,000
Rents and other receivables, net	9,093,000	4,483,000
Other assets	4,051,000	2,379,000
Deferred charges, net	17,639,000	9,411,000

Total assets	$996,256,000	$537,160,000

Liabilities and shareholders’ equity
Mortgage loans payable	$380,311,000	$180,430,000
Secured revolving credit facility	147,480,000	68,200,000
Accounts payable, accrued expenses, and other	16,462,000	9,012,000
Unamortized intangible lease liabilities	27,943,000	25,227,000

Total liabilities	572,196,000	282,869,000

Minority interests	12,339,000	11,995,000
Limited partners’ interest in Operating Partnership	20,586,000	6,542,000

Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share
liquidation value, 5,000,000 shares authorized, 3,550,000
and 2,350,000 shares, respectively, issued and outstanding)	88,750,000	58,750,000
Common stock ($.06 par value, 50,000,000 shares
authorized, 29,618,000 and 19,351,000 shares, respectively,
issued and outstanding)	1,777,000	1,161,000
Treasury stock (443,000 and 339,000 shares, respectively, at cost)	(5,416,000)	(3,919,000)
Additional paid-in capital	357,000,000	215,271,000
Cumulative distributions in excess of net income	(49,956,000)	(35,139,000)
Accumulated other comprehensive income (loss)	138,000	(165,000)
Unamortized deferred compensation plans	(1,158,000)	(205,000)

Total shareholders’ equity	391,135,000	235,754,000

Total liabilities and shareholders’ equity	$996,256,000	$537,160,000

See accompanying notes to consolidated financial statements.

Back to Contents

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Operations

	Years ended December 31,

	2005	2004	2003
Revenues:
Rents	$62,748,000	$40,110,000	$20,943,000
Expense recoveries	15,764,000	10,565,000	5,509,000
Other	429,000	403,000	215,000

Total revenues	78,941,000	51,078,000	26,667,000

Expenses:
Operating, maintenance and management	14,298,000	10,751,000	7,190,000
Real estate and other property-related taxes	7,965,000	4,872,000	2,861,000
General and administrative	5,132,000	3,575,000	3,161,000
Depreciation and amortization	20,606,000	11,376,000	4,139,000

Total expenses	48,001,000	30,574,000	17,351,000

Operating income	30,940,000	20,504,000	9,316,000

Non-operating income and expense:
Interest expense	(15,178,000)	(10,239,000)	(9,412,000)
Amortization of deferred financing costs	(1,071,000)	(1,025,000)	(1,057,000)
Interest income	91,000	66,000	12,000
Costs incurred in acquiring external advisor and
related transactions	—	—	(20,788,000)

Total non-operating income and expense	(16,158,000)	(11,198,000)	(31,245,000)

Income (loss) before minority and limited partners’
interests	14,782,000	9,306,000	(21,929,000)
Minority interests	(1,270,000)	(1,229,000)	(983,000)
Limited partners’ interest in Operating Partnership	(299,000)	(157,000)	1,815,000

Net income (loss)	13,213,000	7,920,000	(21,097,000)

Preferred distribution requirements	(7,186,000)	(2,218,000)	(254,000)

Net income (loss) applicable to common shareholders	$6,027,000	$5,702,000	$(21,351,000)

Per common share (basic and diluted)	$0.25	$0.34	$(7.09)

Dividends to common shareholders	$20,844,000	$13,750,000	$—

Per common share	$0.90	$0.835	$—

Weighted average number of common shares outstanding	23,988,000	16,681,000	3,010,000

See accompanying notes to consolidated financial statements.

Back to Contents

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Shareholders’ Equity
Years ended December 31, 2005, 2004 and 2003

	Preferred stock		Common stock

	Shares	$25.00 Liquidation value	Shares	$0.06 Par value	Treasury stock, at cost	Additional paid-in capital	Cumulative distributions in excess of net income	Accumulated other comprehensive income (loss)	Unamortized deferred compensation plans	Total shareholders’ equity

Balance, December 31, 2002	—	$—	232,000	$14,000	$—	$9,036,000	$(5,740,000)	$(65,000)	$—	$3,245,000

Net loss							(21,097,000)			(21,097,000)
Unrealized gain on change in fair value of cash flow hedges								112,000		112,000
Issuance of warrants						70,000				70,000
Issuances of common stock for services			6,000			95,000				95,000
Conversion of OP Units to common stock			46,000	3,000		500,000				503,000
Conversion of common stock to OP Units			(46,000)	(3,000)		(500,000)				(503,000)
Net proceeds from common stock offering			15,525,000	931,000		161,982,000				162,913,000
Redemption of limited partner’s interest in excess of basis						(2,110,000)		(432,000)		(2,542,000)
Issuance of common stock in connection with acquiring external advisor			693,000	42,000		7,931,000				7,973,000
Contribution from Company’s chairman relating to employee payroll taxes						633,000				633,000
Preferred distribution requirements							(254,000)			(254,000)
Deferred compensation program funded by treasury stock					(3,669,000)	3,669,000				—

Balance, December 31, 2003	—	—	16,456,000	987,000	(3,669,000)	181,306,000	(27,091,000)	(385,000)	—	151,148,000

Net income							7,920,000			7,920,000
Unrealized gain on change in fair value of cash flow hedges								220,000		220,000
Deferred compensation plans, net			20,000	1,000	(250,000)	499,000			(205,000)	45,000
Net proceeds from preferred stock offering	2,350,000	58,750,000				(2,027,000)				56,723,000
Net proceeds from common stock offering			2,875,000	173,000		38,003,000				38,176,000
Preferred distribution requirements							(2,218,000)			(2,218,000)
Dividends to common shareholders (29.7% return of capital)							(13,750,000)			(13,750,000)
Reallocation adjustment of limited partners’ interest						(2,510,000)				(2,510,000)

Balance, December 31, 2004	2,350,000	58,750,000	19,351,000	1,161,000	(3,919,000)	215,271,000	(35,139,000)	(165,000)	(205,000)	235,754,000

Net income							13,213,000			13,213,000
Unrealized gain on change in fair value of cash flow hedges								303,000		303,000
Deferred compensation plans, net			84,000	5,000	(1,497,000)	2,707,000			(953,000)	262,000
Net proceeds from preferred stock offering	1,200,000	30,000,000				(131,000)				29,869,000
Net proceeds from common stock offerings			10,090,000	605,000		137,681,000				138,286,000
Conversion of OP Units into common stock			93,000	6,000		1,239,000				1,245,000
Preferred distribution requirements							(7,186,000)			(7,186,000)
Dividends to common shareholders (57.2% return of capital)							(20,844,000)			(20,844,000)
Reallocation adjustment of limited partners’ interest						233,000				233,000

Balance, December 31, 2005	3,550,000	$88,750,000	29,618,000	$1,777,000	$(5,416,000)	$357,000,000	$(49,956,000)	$138,000	$(1,158,000)	$391,135,000

See accompanying notes to consolidated financial statements.

Back to Contents

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,

	2005	2004	2003

Cash flow from operating activities:
Net income (loss)	$13,213,000	$7,920,000	$(21,097,000)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Non-cash provisions:
Minority interests’ earnings in excess of distributions	58,000	329,000	193,000
Limited partners’ interest	299,000	157,000	(1,815,000)
Straight-line rents	(2,318,000)	(1,333,000)	(835,000)
Depreciation and amortization	20,606,000	11,376,000	4,139,000
Amortization of intangible lease liabilities	(4,129,000)	(2,154,000)	(879,000)
Acquisition of external advisor and related transactions	—	—	13,402,000
Other	1,333,000	1,070,000	1,908,000
Increases/decreases in operating assets and liabilities:
Joint venture cash	(192,000)	(190,000)	225,000
Rents and other receivables	(2,292,000)	119,000	(1,698,000)
Other assets	(4,110,000)	(2,007,000)	(1,470,000)
Accounts payable and accrued expenses	7,467,000	3,220,000	3,071,000

Net cash provided by (used in) operating activities	29,935,000	18,507,000	(4,856,000)

Cash flow from investing activities:
Expenditures for real estate and improvements	(325,858,000)	(168,893,000)	(188,111,000)
Construction/improvement escrows and other	(1,968,000)	620,000	(3,433,000)
Acquisitions of minority interests	—	—	(8,360,000)

Net cash (used in) investing activities	(327,826,000)	(168,273,000)	(199,904,000)

Cash flow from financing activities:
Proceeds from public offerings	168,477,000	94,899,000	162,508,000
Proceeds from mortgage financings	91,350,000	44,222,000	49,296,000
Mortgage repayments	(8,896,000)	(19,601,000)	(7,700,000)
Line of credit and other interim financings, net	79,280,000	51,200,000	40,573,000
Distributions to minority interest partners in excess of earnings	(676,000)	(769,000)	(867,000)
Distributions to limited partners	(809,000)	(377,000)	—
Preferred distribution requirements	(7,211,000)	(2,218,000)	(254,000)
Distributions to common shareholders	(20,844,000)	(13,750,000)	—
Contributions from minority interest partners	962,000	—	9,665,000
Deferred financing costs	(3,598,000)	(2,146,000)	(2,545,000)
Purchase/termination of interest rate hedges	—	609,000	(1,552,000)
Repayments of interim financings	—	—	(30,037,000)
Redemption of OP Units	—	—	(9,000,000)
Redemption of Preferred OP Units	—	—	(3,000,000)

Net cash provided by financing activities	298,035,000	152,069,000	207,087,000

Net increase in cash and cash equivalents	144,000	2,303,000	2,327,000
Cash and cash equivalents at beginning of year	8,457,000	6,154,000	3,827,000

Cash and cash equivalents at end of year	$8,601,000	$8,457,000	$6,154,000

See accompanying notes to consolidated financial statements.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

Note 1. Organization and Basis of Preparation

     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company has focused primarily on the ownership, operation and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers located in nine states, largely in the Northeast and mid-Atlantic regions. At December 31, 2005, the Company owned 84 properties, aggregating approximately 8.4 million square feet of gross leasable area (“GLA”).

     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2005 and 2004, respectively, the Company owned a 95.0% and 97.7% economic interest in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (5.0% and 2.3% at December 31, 2005 and 2004, respectively) is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 1,546,000 OP Units outstanding at December 31, 2005 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and joint venture partnerships in which it participates. With respect to its joint ventures, the Company has general partnership interests ranging from 20% to 50% and, as the Company (1) is the sole general partner and exercises substantial operating control over these entities, and (2) has determined, pursuant to The Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”, that they are not variable-interest entities, such partnerships are included in the consolidated financial statements. Prior years’ consolidated financial statements have been reclassified to conform to the 2005 presentation.

     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.

Note 2. Summary of Significant Accounting Policies

     The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

Real Estate Investments

     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation has been calculated using the straight-line method based upon the following estimated useful lives of the respective assets:

Buildings and improvements	40 years
Tenant improvements	Over the lives of the respective leases

     Depreciation expense amounted to $18,862,000, $9,753,000 and $3,878,000 for 2005, 2004 and 2003, respectively. Additions and betterments that substantially extend the useful lives of the properties are capitalized. Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred, and amounted to $2,715,000, $2,102,000 and $1,903,000 for 2005, 2004 and 2003, respectively.

     Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected as discontinued operations. In addition, prior periods’ financial statements are reclassified to eliminate the operations of sold properties. Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest capitalized amounted to $3,427,000, $1,633,000 and $184,000 in 2005, 2004 and 2003, respectively.

     Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that management review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value. No impairment provisions were recorded by the Company during the three years ended December 31, 2005. Real estate investments held for sale are carried at the lower of carrying amount or estimated fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale.

      FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, provides clarification of the term “conditional asset retirement obligation” as used in SFAS No. 143, “Asset Retirement Obligations”, to be a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Interpretation requires that the Company record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies generally conducted at the time of acquisition with respect to substantially all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the year ended December 31, 2005 (the implementation year of the Interpretation).

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

Intangible Lease Asset/Liability

     SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”, require that management allocate the fair value of real estate acquired to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities.

     The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

     The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the non-cancelable terms. This aggregate value is allocated among above-market and below-market leases, and other intangibles based on management’s evaluation of the specific characteristics of each lease. The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be immediately recognized in operations.

     With respect to substantially all of the Company’s acquisitions through December 31, 2005, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis, to the applicable intangible asset and liability accounts. Unamortized intangible lease liabilities of $27,943,000 and $25,227,000 at December 31, 2005 and 2004, respectively, relate primarily to below-market leases.

     Revenues include $4,129,000, $2,154,000 and $879,000 for the years ended December 31, 2005, 2004 and 2003, respectively, relating to the amortization of intangible lease liabilities. Correspondingly, depreciation and amortization expense includes $6,396,000, $2,656,000 and $307,000 for the years ended December 31, 2005, 2004 and 2003, respectively, applicable to amounts allocated to intangible lease assets.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

     The unamortized balance of intangible lease liabilities at December 31, 2005, net of accumulated amortization of $6,992,000, will be credited to future operations as follows:

2006	$ 4,526,000
2007	4,478,000
2008	4,157,000
2009	3,770,000
2010	2,179,000
Thereafter	8,833,000

$ 27,943,000

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.

Cash at Joint Ventures and Restricted Cash

     Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and distributions to the general and limited (joint venture) partners are strictly controlled. Cash at joint ventures amounted to $1,385,000 and $1,193,000 at December 31, 2005 and 2004, respectively.

     The terms of several of the Company’s mortgage loans payable require it to deposit certain replacement and other reserves with its lenders. This restricted cash is generally available for property-level capital requirements for which the reserve was established. This cash is not, however, available to fund other property-level or Company-level obligations. Restricted cash amounted to $9,030,000 and $5,912,000 at December 31, 2005 and 2004, respectively.

Rents and Other Receivables

     Management has determined that all of the Company’s leases with its various tenants are operating leases. Base rents are recognized on a straight-line basis over the terms of the related leases, net of valuation adjustments based on management’s assessment of credit, collection and other business risks. The excess of rents recognized over amounts contractually due is included in rents and other receivables on the consolidated balance sheet. The leases also typically provide for tenant reimbursements of common area maintenance and other operating expenses, and real estate taxes; such income is recognized in the period earned. The Company makes estimates as to the collectibility of its accounts receivables based on evaluations of tenant creditworthiness, current economic trends, and changes in customer payment patterns when determining the adequacy of its allowance for doubtful accounts.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents in excess of insured amounts and tenant receivables. The Company places its cash equivalents with high quality financial institutions. Management performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although these security deposits are insufficient to meet the terminal value of a tenant’s lease obligations, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rents and other charges, and the costs associated with releasing the space.

Deferred Charges

     Deferred charges consist of (1) lease origination costs ($11,433,000 and $6,163,000 at December 31, 2005 and 2004, respectively), including intangible lease assets resulting from purchase accounting allocations ($8,856,000 and $4,698,000, respectively), (2) financing costs incurred in connection with the Company’s secured revolving credit facility and other long-term debt ($5,521,000 and $2,994,000 at December 31, 2005 and 2004, respectively), and (3) other deferred charges ($685,000 and $254,000 at December 31, 2005 and 2004, respectively). Such costs are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $2,815,000, $2,648,000 and $1,318,000 for 2005, 2004 and 2003, respectively.

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

     SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, amended and clarified the accounting treatment of (1) derivative instruments (including certain derivative instruments embedded in other contracts), and (2) hedging activities that fall within the scope of SFAS No. 133. SFAS No. 149 also amended certain other existing pronouncements, which result in more consistent reporting of contracts that are derivatives in their entirety, or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 was effective prospectively (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003, and has had no material effect on the Company’s results of operations.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

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

     The fair values of fixed-rate mortgage loans payable, estimated utilizing discounted cash flow analysis at interest rates reflective of current market conditions, were $341,611,000 and $168,959,000, respectively, at December 31, 2005 and 2004; the carrying values of such loans were $338,988,000 and $161,475,000, respectively, at those dates.

Earnings Per Share

     In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the average number of common shares outstanding for the period. Fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For 2005, 2004 and 2003, fully diluted EPS were not different than basic EPS.

     In July 2003, the Company paid a stock dividend of one new share for each share of common stock outstanding. In October 2003, the Company effectuated a one-for-six “reverse” stock split. The accompanying financial statements and all share and per share data have been retroactively adjusted to give effect to the stock dividend and the reverse stock split.

Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”, which established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. SFAS No. 123 defined a fair value based method of accounting for an employee stock option or similar equity instrument, and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans. Effective January 1, 2006, the Company will apply, and is presently evaluating the impact of, the provisions of SFAS No. 123R, “Share-Based Payments”.

     The Company’s 2004 Stock Incentive Plan provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to this plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. The Company granted 84,000 and 20,000 restricted shares in 2005 and 2004, respectively, pursuant to the Plan (at an aggregate market value of $1,215,000 and $250,000, respectively). These shares were transferred to a Rabbi Trust, have been classified as treasury stock and unamortized deferred compensation in the Company’s consolidated balance sheet, and are accounted for pursuant to Emerging Issues Task Force (“EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Amortization of amounts deferred is being charged to operations over the vesting periods. Shares held by the Rabbi Trust are included in outstanding shares for earnings per share (“EPS”) computations.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

     In connection with the Red Lion acquisition in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a minority interests partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to anti-dilution adjustments, are fully vested, and expire in 2012.

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

401(k) Retirement Plan

     The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. For the years ended December 31, 2005, 2004 and 2003, the Company made contributions to the Plan of $166,000, $0 and $0, respectively.

EITF No. 04-05

     In 2005, the FASB ratified EITF No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, which provides a framework for determining whether a general partner controls, and should consolidate, a minority interests limited partnership or a similar entity. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. The Company believes that the adoption of this standard will not have a material effect on its consolidated financial statements.

Supplemental consolidated statement of cash flows information

	Years ended December 31,

	2005	2004	2003
Supplemental disclosure of cash activities:
Interest paid (including interest capitalized of
$3,427,000, $1,633,000 and $184,000, respectively)	$17,607,000	$11,837,000	$9,806,000
Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	1,215,000	250,000	—
Purchase accounting allocations	7,395,000	11,187,000	7,481,000
Assumption of mortgage loans payable	111,294,000	9,993,000	9,825,000
Issuance of OP Units	16,021,000	210,000	1,000,000
Conversion of OP Units into common stock	1,245,000	—	—

Note 3. Common Stock Issuances

     In October 2003, the Company sold 13,500,000 shares of its common stock in a public offering at a price of $11.50 per share, and realized approximately $141.2 million after underwriting fees and offering costs. The Company’s shares were listed on the New York Stock Exchange and commenced trading on October 24, 2003. In November 2003, the underwriter exercised its over-allotment option to purchase an additional 2,025,000 shares at $11.50 per share, less underwriting fees, and the Company received an additional $21.7 million.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

     In connection with the public offering, the Company acquired its external advisor and concluded other related transactions. Costs and expenses charged to operations during 2003 in connection with these transactions are summarized as follows:

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

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

     In August 2005, the Company consummated a public offering of an aggregate of 10,350,000 shares of its common stock (including 1,350,000 shares relating to the exercise of an overallotment option), of which 6,000,000 shares were sold at that time at a price of $14.60 per share; the net proceeds from this sale, after underwriting fees and offering costs, were $82.8 million, substantially all of which were used initially to repay amounts outstanding under the Company’s secured revolving credit facility. With respect to the 4,350,000 share balance of the offering, the Company entered into a forward sales agreement with the lead underwriter, whereby the Company has the right to deliver the 4,350,000 shares, in whole or in part, at any time, through August 17, 2006. Pursuant to the agreement, upon delivery of the shares, the Company would receive $13.87 per share, subject to certain interest and dividend adjustments. In November 2005, the Company issued 1,100,000 shares of its common stock at a price of $13.74 per share pursuant to the forward sales agreement; the net proceeds from this sale, after offering costs, were $15.1 million, substantially all of which were used initially to repay amounts outstanding under the Company’s secured revolving credit facility. Instead of delivering the balance of the shares, the Company has the right, at its option, to settle the balance of the contract either by a cash payment or delivery of shares of its common stock, on a net stock basis. As of December 31, 2005, the settlement price, as adjusted pursuant to the terms of the agreement, was $13.80 per share (compared to a closing market price of $14.07 per share). Accordingly, if the balance of the 3,250,000 share contract had been settled as of December 31, 2005, the Company would have been required to either (1) pay approximately $878,000, or (2) deliver approximately 62,000 shares of its common stock.

Note 4. Real Estate/Acquisitions

     Real estate at December 31, 2005 and 2004 is comprised of the following:

	2005	2004
Cost
Balance, beginning of year	$521,352,000	$330,805,000
Properties acquired	419,151,000	172,192,000
Improvements and betterments	40,843,000	18,355,000
Write-off of fully depreciated assets	(390,000)	—

Balance, end of year	$980,956,000	$521,352,000

Accumulated depreciation
Balance, beginning of year	$16,027,000	$6,274,000
Depreciation expense	18,862,000	9,753,000
Write-off of fully depreciated assets	(390,000)	—

Balance, end of year	$34,499,000	$16,027,000

Net book value	$946,457,000	$505,325,000

     During 2005, the Company acquired 53 properties, of which two were redevelopment properties. During 2004, the Company acquired 9 properties, of which three were redevelopment properties and one was a ground-up development property; in addition, the Company acquired 55 acres of land for development and/or future expansion.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

     At December 31, 2005, a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the secured revolving credit facility, as follows:

Net book value
Description
Collateral for mortgage loans payable	$558,264,000
Collateral for secured revolving credit facility	276,193,000
Unencumbered properties	112,000,000

Total portfolio	$946,457,000

      In addition, one of the Company’s properties is owned subject to a ground lease which provides for annual payments of $129,000, subject to cost-of-living adjustments, through May 2071.

Pro Forma Financial Information (unaudited)

     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2005 and 2004 as though the 2005 and 2004 property acquisitions were all completed as of January 1, 2004. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2004, nor do they purport to predict the results of operations for future periods.

	2005	2004

Revenues	$105,598,000	$98,955,000
Net income applicable to common shareholders	$8,181,000	$8,567,000
Per common share (basic and diluted)	$0.34	$0.51
Weighted average number of common shares outstanding	23,988,000	16,681,000

Note 5. Rentals Under Operating Leases

     Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2005 are as follows:

2006	$ 78,302,000
2007	74,377,000
2008	69,086,000
2009	60,984,000
2010	53,281,000
Thereafter	360,170,000

$ 696,200,000

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

     Total future base rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such other rentals amounted to approximately $16,338,000, $11,070,000 and $5,724,000 in 2005, 2004, and 2003, respectively.

     Giant Food Stores, Inc. (“Giant Foods”) and Stop & Shop, Inc., which are both owned by Ahold N.V., a Netherlands corporation, collectively accounted for approximately 11%, 10% and 12% of the Company’s total revenues in 2005, 2004 and 2003, respectively. The Giant Foods leases are generally guaranteed by the parent company.

Note 6. Mortgage Loans Payable and Secured Revolving Credit Facility

     Secured debt is comprised of the following at December 31, 2005 and 2004:

	At December 31, 2005			At December 31, 2004

		Interest rates			Interest rates

Description	Balance outstanding	Weighted average	Range	Balance outstanding	Weighted average	Range

Fixed-rate mortgages	$338,988,000	5.8%	4.8% – 8.9%	$161,476,000	6.5%	4.8% – 8.9%
Variable-rate mortgages	41,323,000	6.3%	6.2% – 7.1%	18,954,000	4.7%	4.4% – 5.8%

	380,311,000	5.9%		180,430,000	6.3%
Secured revolving credit facility	147,480,000	5.6%		68,200,000	3.9%

	$527,791,000	5.8%		$248,630,000	5.7%

Mortgage loans payable

     Mortgage loan activity for 2005 and 2004 is summarized as follows:

	2005	2004

Balance, beginning of year	$180,430,000	$145,458,000
New mortgages	91,350,000	44,222,000
Acquisition debt assumed	117,427,000	10,351,000
Repayments	(8,896,000)	(19,601,000)

Balance, end of year	$380,311,000	$180,430,000

     During 2005, the Company (1) borrowed $68,905,000 of new fixed-rate mortgage loans, bearing interest at rates ranging from 5.0% to 5.6% per annum, with an average of 5.2% per annum, (2) borrowed $22,445,000 under the Camp Hill Mall construction financing facility, which bears interest at 185 bps over LIBOR (a total of 6.2% per annum at December 31, 2005) (approximately $13.1 million remained available under that facility at December 31, 2005), and (3) assumed $117,427,000 of fixed-rate mortgage loans payable in connection with acquisitions, bearing interest at rates ranging from 5.0% to 5.4% per annum, with an average of 5.3% per annum. The principal amounts and rates of interest on these assumed loans represent the fair market values at the respective dates of acquisition. The stated contract amounts were $111,294,000 at the respective dates of acquisition, bearing interest at rates ranging from 5.5% to 8.0% per annum, with an average of 6.1% per annum.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

     During 2004, the Company (1) borrowed $43,500,000 under a new fixed-rate mortgage loan, bearing interest at 4.8% per annum, (2) borrowed $722,000 in new variable-rate mortgage loans, and (3) assumed a $10,351,000 fixed-rate mortgage loan payable in connection with an acquisition, bearing interest at 6.0% per annum. The principal amount and rate of interest on this assumed loan represents the fair market value at the date of acquisition. The stated contract amount was $9,993,000, which bore interest at 7.0% per annum.

     Mortgage loans payable mature on various dates ranging from 2006 to 2021. Scheduled principal payments on mortgage loans payable at December 31, 2005 are as follows: 2006 – $5,860,000, 2007 – $16,151,000, 2008 – $72,362,000, 2009 – $5,235,000, 2010 – $28,994,000, and thereafter – $251,709,000.

Secured Revolving Credit Facility

     The Company has a $200 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $300 million, subject to certain conditions, and will expire in January 2008, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $147.5 million at December 31, 2005, and such borrowings bore interest at an average rate of 5.6% per annum. Based on covenants and collateral in place, the Company was permitted to draw up to approximately $180.8 million, of which $33.3 million remained available as of that date. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available. Borrowings under the facility incurred interest at a rate of LIBOR plus 120 basis points (“bps”) through December 31, 2005 (a total of 5.6% at December 31, 2005), and increased to LIBOR plus 135 bps as of January 1, 2006; such bps spread ranges from 120 bps to 165 bps over LIBOR depending upon the Company’s leverage ratio, as defined. The facility also requires an unused portion fee of 15 bps.

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

Note 7. Interest Rate Hedges

     In 2003 and 2002, the Company entered into interest rate swaps converting LIBOR-based variable rate debt to fixed annual rates and a fair value hedge which swapped a fixed rate amortization schedule to a LIBOR-based variable rate. The change in fair value of the hedge was charged to operations, and the position was closed in December 2004.

     Also in 2003, the Company entered into $30 million non-specific five-year interest rate hedges capping LIBOR at 4.5%. Since these caps did not relate to specific debt, they were ineffective for accounting purposes and, accordingly, changes in their fair values were charged to operations. These hedge positions were closed in December 2004.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

     The following table summarizes the original notional values and fair values of the Company’s derivative financial instruments as of December 31, 2005 and 2004:

					Fair value at December 31,
		Original notational	Interest	Expiration
Hedge	Type	value	rate	date	2005	2004

Interest rate swap	Cash flow hedge	$4,190,000	6.83%	Feb 2010	$59,000	$(80,000)
Interest rate swap	Cash flow hedge	5,346,000	6.83%	Feb 2010	104,000	(71,000)

					$163,000	$(151,000)

     During 2005, the Company recognized a gain of $314,000, representing the change in fair value of the derivatives. A $303,000 gain was recorded in accumulated other comprehensive income (loss) and $11,000 gain was credited to limited partners’ interest. During 2004, the Company recognized losses of $503,000, representing the change in fair value of the derivatives. A $220,000 gain was recorded in accumulated other comprehensive income (loss), a $7,000 gain was credited to limited partners’ interest, and the $730,000 ineffective portion of net loss was charged to operations (included in depreciation and amortization). During 2003, the Company recognized losses of $367,000, representing the change in fair value of the derivatives. A $112,000 gain was recorded in accumulated other comprehensive income (loss), a $266,000 loss was charged to limited partners’ interest, and the $213,000 ineffective portion of net loss was charged to operations.

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

     The Company’s principal office is located in 7,500 square feet at 44 South Bayles Avenue, Port Washington, NY, which it leases from a partnership owned 24% by the Company’s Chairman. Future minimum rents payable under the terms of the lease, as amended, amount to $220,000, $225,000, $231,000, $237,000, and $40,000 during the years 2006 through 2009, and through February 2010, respectively. The Company’s Wal-Mart shopping center is subject to a ground lease running through May 2071, with future minimum rents payable amounting to $129,000 per annum.

Back to Contents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2005

Note 9. Selected Quarterly Financial Data (unaudited)

	Quarter ended

Year	March 31	June 30	September 30	December 31

2005
Revenues	$16,522,000	$17,047,000	$20,551,000	$24,821,000
Net income applicable to common shareholders	1,354,000	1,466,000	1,752,000	1,455,000
Basic and fully diluted net income per share (a)	$0.07	$0.07	$0.07	$0.05

2004
Revenues	$11,272,000	$12,640,000	$12,446,000	$14,720,000
Net income applicable to common shareholders	1,343,000	1,903,000	1,208,000	1,248,000
Basic and fully diluted net income per share (a)	$0.08	$0.12	$0.07	$0.07

2003
Revenues	$5,283,000	$6,136,000	$6,669,000	$8,579,000
Net loss applicable to common shareholders	(199,000)	(40,000)	(228,000)	(20,884,000)
Basic and fully diluted net loss per share (a)	$(0.73)	$(0.14)	$(0.96)	$(1.86)

(a) The difference between the sum of the four quarterly per share amounts and the annual per share amount is attributable to the effect of the weighted average outstanding share calculations for the respective periods.

Note 10. Subsequent Events

     Pursuant to a registration statement filed in June 2005, the Company is authorized to sell up to 2.0 million shares of its common stock through the Deferred Offering Common Stock Sales (“DOCS”) program. Pursuant to this program, the Company sold 355,000 shares of its common stock during the period January 1, 2006 through February 28, 2006, resulting in net proceeds of $5,017,000.

     On January 31, 2006, the Company acquired the Shore Mall in Egg Harbor Township, NJ, a 620,000 sq. ft. shopping center, for an aggregate purchase price of approximately $35.5 million, excluding closing costs. An adjacent 50 acres of undeveloped land, to be purchased for $2.0 million, excluding closing costs, was also part of the transaction; closing on the land is expected to be completed on or before April 30, 2006. The total acquisition cost for the shopping center and the land is being financed by (1) the assumption of approximately $30.9 million of existing financing bearing interest at a rate of 7.01% per annum and maturing in August 2008, (2) the assumption of an approximate $3.1 million liability in preferred partnership interests payable through January 2009, (3) the issuance of approximately $300,000 in OP Units (issued to the Company’s Chairman), and (4) approximately $3.2 million funded from the Company’s secured revolving credit facility. The Company’s Chairman had approximately an 8% limited partnership interest in the selling entities. In connection with the acquisition, the independent members of the Company’s Board of Directors obtained an appraisal in support of the purchase price. The Company had previously held an option to acquire the property, and had, together with its predecessor companies, been providing property management, leasing, construction management and legal services to the property since 1986.

     On January 31, 2006, the Company’s Board of Directors approved a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board approved a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions were paid on February 21, 2006 to shareholders of record on February 10, 2006.

Back to Contents

Item 9.              Changes in, and Disagreements with Accountants on, Accounting and Financial Disclosure

None

Item 9A.              Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of December 31, 2005, and have determined that such disclosure controls and procedures are effective.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

     There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the last quarter of 2005.

     Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting, which appears elsewhere in this report.

Item 9B.              Other Information

None.

Back to Contents

Part III.

Item 10.              Directors and Executive Officers of the Registrant

     This item is incorporated by reference to the definitive proxy statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11.              Executive Compensation

     This item is incorporated by reference to the definitive proxy statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     This item is incorporated by reference to the definitive proxy statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13.              Certain Relationships and Related Transactions

     This item is incorporated by reference to the definitive proxy statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14.              Principal Accountant Fees and Services

     This item is incorporated by reference to the definitive proxy statement for the 2006 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

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

	3.	Exhibits

Item	Title or Description

3.1.a	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
3.1.b	Articles Supplementary for 8-7/8% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1.b of Form 10-K for the year ended December 31, 2004.
3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
3.3.b	Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
3.3.c	Amendment No. 2 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.c of Form 10-K for the year ended December 31, 2004.
10.1.a	Limited Partnership Agreement of Fairport Associates, L.P. between CIF-Fairport Associates, LLC and Kimco Preferred Investor III, Inc, dated as of January 8, 2003, incorporated by reference to Exhibit 10.1 of Form 8-K filed on February 21, 2003.
10.1.b	Limited Partnership Agreement of Fairview Plaza Associates, L.P. between CIF-Fairview Associates, LLC and Fairport Associates, L.P., dated as of January 10, 2003, incorporated by reference to Exhibit 10.3 of Form 8-K filed on February 21, 2003.
10.1.c	Loan Agreement from General Electric Capital Corp. to Fairview Plaza Associates, L.P., dated as of January 10, 2003, incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 21, 2003.
10.1.d	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Fairview Plaza Associates, L.P. for the benefit of General Electric Capital Corporation, is executed as of January 10, 2003, incorporated by reference to Exhibit 10.7 of Form 8-K filed on February 21, 2003.

Back to Contents

10.1.e	Promissory Note for Fairview Plaza Associates, L.P. to General Electric Capital Corporation, dated January 10, 2003, incorporated by reference to Exhibit 10.8 of Form 8-K filed on February 21, 2003.
10.1.f	Loans to One Borrower Certificate from General Electric Capital Corp. to Fairview Plaza Associates, L.P. guaranteed by Cedar Income Fund, Ltd., dated January 10, 2003, incorporated by reference to Exhibit 10.10 of Form 8-K filed on February 21, 2003.
10.1.g	Agreement for the Sale of Real Estate of Newport Plaza by and between Cedar Income Fund Partnership, L.P. and Caldwell Development, Inc., dated in August 2002, incorporated by reference to Exhibit 10.11 of Form 8-K filed on February 21, 2003.
10.1.h	Limited Partnership Agreement of Newport Plaza Associates, L.P. between CIF-Newport Plaza Associates, LLC and Fairport Associates, L.P., dated as of January 7, 2003, incorporated by reference to Exhibit 10.12 of Form 8-K filed on February 21, 2003.
10.1.i	Indemnification Agreement between Mark G. Caldwell and Newport Plaza Associates, L.P. by and between Mark G. Caldwell and Newport Plaza Associates, L.P., dated February 6, 2003, incorporated by reference to Exhibit 10.16 of Form 8-K filed on February 21, 2003.
10.1.j	Loan Agreement by and between Newport Plaza Associates, L.P. and Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.17 of Form 8-K filed on February 21, 2003.
10.1.k	Promissory Note from Citizens Bank of Pennsylvania for the benefit of Newport Plaza Associates, L.P., dated as of February 6, 2003, incorporated by reference to Exhibit 10.18 of Form 8-K filed on February 21, 2003.
10.1.l	Open-End Mortgage and Security Agreement between Newport Plaza Associates, L.P. and Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.19 of Form 8-K filed on February 21, 2003.
10.1.m	Guaranty and Suretyship Agreement by Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P. made in favor of Citizens Bank of Pennsylvania, made as of February 6, 2003, incorporated by reference to Exhibit 10.23 of Form 8-K filed on February 21, 2003.
10.1.n	Agreement for the Sale of Real Estate of Halifax Plaza between Cedar Income Fund Partnership, L.P. and Caldwell Development Company, dated in August 2002, incorporated by reference to Exhibit 10.27 of Form 8-K filed on February 21, 2003.
10.1.o	First Addendum to Agreement of Sale of Halifax Plaza between Cedar Income Fund Partnership, L.P. and Caldwell Development Company, dated in August 2002, incorporated by reference to Exhibit 10.28 of Form 8-K filed on February 21, 2003.
10.1.p	Limited Partnership Agreement of Halifax Plaza Associates, L.P. between CIF-Halifax Plaza Associates, LLC and Fairport Associates, L.P., entered into as of January 7, 2003, incorporated by reference to Exhibit 10.29 of Form 8-K filed on February 21, 2003.
10.1.q	Indemnification Agreement between Mark G. Caldwell and Halifax Plaza Associates, L.P. by and between Mark G. Caldwell and Halifax Plaza Associates, L.P., dated as of February 6, 2003, incorporated by reference to Exhibit 10.32 of Form 8-K filed on February 21, 2003.
10.1.r	Loan Agreement by and between Halifax Plaza Associates, L.P. and Citizens Bank of Pennsylvania, made as of February 6, 2003, incorporated by reference to Exhibit 10.33 of Form 8-K filed on February 21, 2003.
10.1.s	Promissory Note for Halifax Plaza Associates, L.P. to Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.34 of Form 8-K filed on February 21, 2003.
10.1.t	Open-End Mortgage and Security Agreement between Halifax Plaza Associates, L.P. and Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.35 of Form 8-K filed on February 21, 2003.

Back to Contents

10.1.u	Guaranty and Suretyship Agreement by Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P. in favor of Citizens Bank of Pennsylvania, made as of February 6, 2003, incorporated by reference to Exhibit 10.39 of Form 8-K filed on February 21, 2003.
10.2.a.i	Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of November 1, 2003, incorporated by reference to Exhibit 10.39 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
10.2.a.ii	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.a.ii of Form 10-K for the year ended December 31, 2004.
10.2.a.iii	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of October 19, 2005, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 20, 2005.
10.2.b.i	Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of November 1, 2003, incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
10.2.b.ii	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.b.ii of Form 10-K for the year ended December 31, 2004.
10.2.b.iii	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of October 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 20, 2005.
10.2.c.i	Employment Agreement between Cedar Shopping Centers, Inc. and Thomas J. O’Keeffe, dated as of November 1, 2003, incorporated by reference to Exhibit 10.41 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
10.2.c.ii	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas J. O’Keeffe, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.c.ii of Form 10-K for the year ended December 31, 2004.
10.2.c.iii	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas J. O’Keeffe, dated as of October 19, 2005, incorporated by reference to Exhibit 10.3 of Form 8-K filed on October 20, 2005.
10.2.d.i	Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of November 1, 2003, incorporated by reference to Exhibit 10.42 of the Registration Statement on Form S-11 field on August 20, 2003, as amended.
10.2.d.ii	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.d.ii of Form 10-K for the year ended December 31, 2004.
10.2.d.iii	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of October 19, 2005, incorporated by reference to Exhibit 10.4 of Form 8-K filed on October 20, 2005.
10.2.e.i	Employment Agreement between Cedar Shopping Centers, Inc. and Stuart H. Widowski, dated as of November 1, 2003, incorporated by reference to Exhibit 10.43 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.
10.2.e.ii	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Stuart H. Widowski, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.e.ii of Form 10-K for the year ended December 31, 2004.
10.2.e.iii	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Stuart H. Widowski, dated as of October 19, 2005, incorporated by reference to Exhibit 10.5 of Form 8-K filed on October 20, 2005.

Back to Contents

10.3.a	Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.a of Form 10-K for the year ended December 31, 2004.
10.3.b	Amendment No. 1 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.b of Form 10-K for the year ended December 31, 2004.
10.3.c	Amendment No. 2 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of August 9, 2004, incorporated by reference to Exhibit 10.6.c of Form 10-K for the year ended December 31, 2004.
10.4.a	Agreement to Enter into Net Lease among SPSP, PSI, 24th Street (collectively. “Owners”) and Cedar I, dated as of April 23, 2003 (“Original Agreement”), incorporated by reference to Exhibit 10.7.a of Form 10-K for the year ended December 31, 2004.
10.4.b	Amendment to Original Agreement among Owners and Cedar I, dated May 15, 2003, incorporated by reference to Exhibit 10.7.b of Form 10-K for the year ended December 31, 2004.
10.4.c	Amendment to Original Agreement and Original Commitment among Owners and Cedar I, Cedar II and Cedar Income Fund Partnership, LP (“Cedar Partnership:) dated June 18, 2003 ( the “Second Amendment Letter”), incorporated by reference to Exhibit 10.7.c of Form 10-K for the year ended December 31, 2004.
10.4.d	Amended and Restated Agreement to Enter into Letter Agreement Among Owners, Cedar I and Cedar II, dated June 18, 2003, incorporated by reference to Exhibit 10.7.d of Form 10-K for the year ended December 31, 2004.
10.4.e	Amendment to Original Agreement among Owners, Cedar I, Cedar II and Cedar Partnership, dated July 29, 2003, incorporated by reference to Exhibit 10.7.e of Form 10-K for the year ended December 31, 2004.
10.4.f	Amendment to Original Agreement among Owners, Cedar I, Cedar II and Cedar Partnership, dated October 30, 2003, incorporated by reference to Exhibit 10.7.f of Form 10-K for the year ended December 31, 2004.
10.4.g	Lease between Owners and Cedar I (the “Lease”), incorporated by reference to Exhibit 10.7.g of Form 10-K for the year ended December 31, 2004.
10.4.h	Promissory Note in the original principal amount of $39,000,000 made by Owners in favor of Cedar II (the “Loan”), incorporated by reference to Exhibit 10.7.h of Form 10-K for the year ended December 31, 2004.
10.4.i	Open-End Mortgage and Security Agreement made by Owners in favor of Cedar II, dated October 23, 2003 and made effective as of October 31, 2003, incorporated by reference to Exhibit 10.7.i of Form 10-K for the year ended December 31, 2004.
10.5.a	Contribution Agreement by and among Owner Entities and Cedar LP, dated as of October 2, 2003, incorporated by reference to Exhibit 10.8.a of Form 10-K for the year ended December 31, 2004.
10.5.b	Amendment to Contribution Agreement by and among Owner Entities and Cedar LP., incorporated by reference to Exhibit 10.8.b of Form 10-K for the year ended December 31, 2004.
10.5.c	Loan Agreement between Owner Entities and Cedar Lender, incorporated by reference to Exhibit 10.8.c of Form 10-K for the year ended December 31, 2004.
10.5.d	Promissory Note by Owner Entities in favor of Cedar Lender, incorporated by reference to Exhibit 10.8.d of Form 10-K for the year ended December 31, 2004.
10.5.e	Pledge and Security Agreement by Owner Entities in favor of Cedar Lender, incorporated by reference to Exhibit 10.8.e of Form 10-K for the year ended December 31, 2004.

Back to Contents

10.5.f	Guaranty by Owner Principal in favor of Cedar GP, Cedar LP and Cedar Lender, incorporated by reference to Exhibit 10.8.f of Form 10-K for the year ended December 31, 2004.
10.5.g	Agreement of Limited Partnership of the Partnership by and among Cedar GP, Cedar LP and Owner Entities, incorporated by reference to Exhibit 10.8.g of Form 10-K for the year ended December 31, 2004.
10.6.a	Recapitalization Agreement by and among the Partnership, Owner Entities and Cedar LP, dated as of October 2, 2003, incorporated by reference to Exhibit 10.9.a of Form 10-K for the year ended December 31, 2004.
10.6.b	Amendment to Recapitalization Agreement by and among the Partnership, Owner Entities and Cedar LP, dated November 3, 2003, incorporated by reference to Exhibit 10.9.b of Form 10-K for the year ended December 31, 2004.
10.6.c	Second Amendment to Recapitalization Agreement by and among the Partnership and Owner Entities and Cedar LP., incorporated by reference to Exhibit 10.9.c of Form 10-K for the year ended December 31, 2004.
10.6.d	Right of First Refusal by the Partnership to Owner Entities, executed on November 19, 2003, and effective as of December 9, 2003, incorporated by reference to Exhibit 10.9.d of Form 10-K for the year ended December 31, 2004.
10.6.e	Loan Agreement between Owner Entities and Cedar Lender, incorporated by reference to Exhibit 10.9.e of Form 10-K for the year ended December 31, 2004.
10.6.f	Promissory Note by Owner Entities in favor of Cedar Lender, incorporated by reference to Exhibit 10.9.f of Form 10-K for the year ended December 31, 2004.
10.6.g	Pledge and Security Agreement by Owner Entities in favor of Cedar Lender, incorporated by reference to Exhibit 10.9.g of Form 10-K for the year ended December 31, 2004.
10.6.h	Guaranty by Owner Principal in favor of Cedar GP, Cedar LP and Cedar Lender, incorporated by reference to Exhibit 10.9.h of Form 10-K for the year ended December 31, 2004.
10.6.i	Promissory Note by Cedar Partners in favor of Lender, incorporated by reference to Exhibit 10.9.i of Form 10-K for the year ended December 31, 2004.
10.6.j	Amended and Restated Partnership Agreement of Limited Partnership of the Partnership LP, by and among the Partnership, Cedar GP, Cedar LP and Owner Entities, incorporated by reference to Exhibit 10.9.j of Form 10-K for the year ended December 31, 2004.
10.7.a	Loan Agreement (the “Loan Agreement”) by and among Cedar Shopping Centers Partnership, L.P., Fleet National Bank (now Bank of America), Commerzbank AG New York Branch, PB Capital Corporation, Manufacturers and Traders Trust Company, Sovereign Bank, Raymond James Bank, FSB, Citizens Bank and the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”) and Fleet National Bank (as Administrative Agent), dated January 30, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 22, 2004.
10.7.b	First Amendment to Loan Agreement, dated as of June 16, 2004, incorporated by reference to Exhibit 10.10.b of Form 10-K for the year ended December 31, 2004.
10.7.c	Second Amendment to Loan Agreement, dated as of November 2, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 8, 2004.
10.7.d	Third Amendment to Loan Agreement, dated as of January 28, 2005, incorporated by reference to Exhibit 10.10.d of Form 10-K for the year ended December 31, 2004.
10.7.e	Fourth Amendment to Loan Agreement, dated as of December 16, 2005, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 21, 2005.
10.8.a	Agreement of Purchase and Sale between Dubois Realty Partners, L.P. and Cedar Shopping Centers Partnership, L.P., dated as of December 24 2003, incorporated by reference to Exhibit 10.2 of Form 8-K filed on March 22, 2004.

Back to Contents

10.8.b	Guaranty of Cedar Dubois, LLC by and among Cedar Shopping Centers Partnership, L.P. and Fleet National Bank, dated January 30, 2004, incorporated by reference to Exhibit 10.3 of Form 8-K filed on March 22, 2004.
10.8.c	Pledge and Security Agreement of Cedar Dubois, LLC by and between Cedar Shopping Centers Partnership, L.P. and Fleet National Bank, dated as of March 2004, incorporated by reference to Exhibit 10.4 of Form 8-K filed on March 22, 2004.
10.8.d	Open-End Mortgage and Security Agreement of Cedar Dubois, LLC between Fleet National Bank and Cedar Shopping Centers Partnership, L.P., dated as of March 2004, incorporated by reference to Exhibit 10.5 of Form 8-K filed on March 22, 2004.
10.8.e	Limited Liability Company Agreement of Cedar Dubois, LLC by Cedar Shopping Centers Partnership, L.P. as sole member, dated March 2004, incorporated by reference to Exhibit 10.8 of Form 8-K filed on March 22, 2004.
10.8.f	Agreement of Purchase and Sale between Townfair Center Associates and Townfair Center Associates, Phase III (comprised of P.J. Dick Incorporated and Michael Joseph Limited Partnership) and Cedar Shopping Centers Partnership, L.P., dated as of December 24, 2003, incorporated by reference to Exhibit 10.9 of Form 8-K filed on March 22, 2004.
10.8.g	Loan Agreement between Patrician Financial Company Limited Partnership as Lender and Townfair Center Associates as Borrower, dated as of February 13, 1998, incorporated by reference to Exhibit 10.10 of Form 8-K filed on March 22, 2004.
10.8.h	Promissory Note (Townfair Center Phases I & II) from Cedar Shopping Centers Partnership, L.P. to Patrician Financial Company Limited Partnership, Note Date: February 13, 1998, incorporated by reference to Exhibit 10.11 of Form 8-K filed on March 22, 2004.
10.8.i	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Townfair Center Associates in favor of Patrician Financial Company Limited Partnership, entered into as of February 13, 1998, incorporated by reference to Exhibit 10.12 of Form 8-K filed on March 22, 2004.
10.8.j	Limited Liability Company Agreement of Cedar Townfair, LLC between Cedar Shopping Centers Partnership, L.P. as sole member and Frank Ullman as special member, dated March 2004, incorporated by reference to Exhibit 10.17 of Form 8-K filed on March 22, 2004.
10.8.k	Limited Liability Company Agreement of Cedar Townfair Phase III, LLC between Cedar Shopping Centers Partnership, L.P. as sole member, dated March 2004, incorporated by reference to Exhibit 10.18 of Form 8-K filed on March 22, 2004.
10.9.a	Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of August 2, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 5, 2004.
10.9.b	Amendment to Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of September 2, 2004, incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 5, 2004.
10.9.c	Second Amendment to Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of September 10, 2004, incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 5, 2004.
10.9.d	Third Amendment to Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of September 13, 2004, incorporated by reference to Exhibit 10.4 of Form 8-K filed on November 5, 2004.

Back to Contents

10.9.e	Fourth Amendment to Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of October 29, 2004, incorporated by reference to Exhibit 10.5 of Form 8-K filed on November 5, 2004.
10.9.f	Limited Liability Company Agreement of Cedar-Franklin Village LLC entered into by Cedar-Franklin Village 2 LLC as sole equity member, Suzanne M. Hay as Springing Member 1 and Jan Koeman as Springing Member 2, dated October 22, 2004, incorporated by reference to Exhibit 10.6 of Form 8-K filed on November 5, 2004.
10.9.g	Operating Agreement of Cedar-Franklin Village 2 LLC made and entered into by Cedar Shopping Centers Partnership, L.P. dated as of October 21, 2004, incorporated by reference to Exhibit 10.7 of Form 8-K filed on November 5, 2004.
10.9.h	Loan Agreement between Cedar-Franklin Village LLC as Borrower and Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004, incorporated by reference to Exhibit 10.13 of Form 8-K filed on November 5, 2004.
10.9.i	Promissory Note for Cedar-Franklin Village LLC to Eurohypo AG, New York Branch, dated November 1, 2004, incorporated by reference to Exhibit 10.14 of Form 8-K filed on November 5, 2004.
10.9.j	Mortgage and Security Agreement for Cedar-Franklin Village LLC as Borrower to Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004, incorporated by reference to Exhibit 10.15 of Form 8-K filed on November 5, 2004.
10.9.k	Guaranty for Cedar Shopping Centers Partnership, L.P. as Guarantor for the benefit of Eurohypo AG, New York Branch as Lender, executed as of November 1, 2004, incorporated by reference to Exhibit 10.18 of Form 8-K filed on November 5, 2004.
10.9.l	Supplemental Guaranty by Cedar Shopping Centers Partnership, L.P. as Guarantor for the benefit of Eurohypo AG, New York Branch as Lender, executed as of November 1, 2004, incorporated by reference to Exhibit 10.19 of Form 8-K filed on November 5, 2004.
10.10	Agreement of Purchase and Sale dated as of November 15, 2004, by and between Gateway Connecticut Properties, Inc., as Seller, and Cedar Shopping Centers Partnership, L.P., a Delaware Limited Partnership, as Purchaser, in respect of the Brickyard Shopping Center, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 21, 2004.
10.11.a	Contribution and Sale Agreement dated as of February 3, 2005, among various affiliates of Giltz & Associates, Inc., each an Ohio limited liability company, as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 8, 2005.
10.11.b	Amendment to Contribution and Sale Agreement, dated as of April 5, 2005, among various affiliates of Giltz & Associates, Inc., each an Ohio limited liability company, as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 8, 2005.
10.11.c	Second Amendment to Contribution and Sale Agreement, dated as of April 25, 2005, among various affiliates of Giltz & Associates, Inc., each an Ohio limited liability company, as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 27, 2005.
10.12.a	Loan Agreement by and between Cedar – Camp Hill, LLC, a Delaware limited liability company, as the Borrower, and Citizens Bank of Pennsylvania, a Pennsylvania state chartered savings bank, as the Lender, to be effective as of April 12, 2005, incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 14, 2005.
10.12.b	Amended and Restated Loan Agreement by and between Cedar – Camp Hill, LLC, a Delaware limited liability company, as the Borrower, and Citizens Bank of Pennsylvania, a Pennsylvania state chartered savings bank, as the Lender, to be effective as of April 12, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 14, 2005.

Back to Contents

10.13.a	Purchase and Sale Agreement dated as of May 10, 2005, among the various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 29, 2005.
10.13.b	Amendment to Purchase and Sale Agreement, dated as of June 22, 2005, among various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 29, 2005.
10.13.c	Amendment No. 2 to Purchase and Sale Agreement, dated as of July 11, 2005, among various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 29, 2005.
10.13.d	Amendment No. 3 to Purchase and Sale Agreement, dated as of July 26, 2005, among various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 29, 2005.
10.13.e	Amendment No. 4 to Purchase and Sale Agreement, dated as of August 11, 2005, among various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.5 of Form 8-K filed on June 29, 2005.
10.14.a	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.
10.14.b	Amendment No. 1 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.
10.14.c	Amendment No. 2 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.
10.14.d	Amendment No. 3 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.
21.1	List of Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Section 302 Chief Executive Officer Certification
31.2	Section 302 Chief Financial Officer Certification
32.1	Section 906 Chief Executive Officer Certification
32.2	Section 906 Chief Financial Officer Certification

(b)	Exhibits
The response to this portion of Item 15 is included in Item 15(a) (3) above.

(c)	The following documents are filed as part of the report:

None.

Back to Contents

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     CEDAR SHOPPING CENTERS, INC.

/s/ LEO S. ULLMAN	/s/ THOMAS J. O’KEEFFE
Leo S. Ullman	Thomas J. O’Keeffe
President and Chairman	Chief Financial Officer
(principal executive officer)	(principal financial officer)

/s/ GASPARE J. SAITTA, II	/s/ JEFFREY L. GOLDBERG
Gaspare J. Saitta, II	Jeffrey L. Goldberg
Chief Accounting Officer	Corporate Controller
(principal accounting officer)

March 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and as of the date indicated this report has been signed by the below.

/s/ JAMES J. BURNS	/s/ PAUL G.. KIRK, Jr.
James J. Burns	Paul G. Kirk, Jr.
Director	Director

/s/ RICHARD HOMBURG	/s/ EVERETT B. MILLER, III
Richard Homburg	Everett B. Miller, III
Director	Director

/s/ LEO S. ULLMAN	/s/ BRENDA J. WALKER
Leo S. Ullman	Brenda J. Walker
Director	Director

/s/ROGER M. WIDMANN
Roger M. Widmann
Director

March 2, 2006

Back to Contents

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2005

						Initial cost to the Company			Gross amount at which carried at December 31, 2005

Property	State	Year acquired	Percent owned(1)	Year built/ Year last renovated	Gross leasable area	Land	Buildings and improvements	Subsequent cost capitalized	Land	Buildings and improvements	Total	Accumulated depreciation(4)	Amount Of encumbrance

Sabilized Properties (2):
Academy Plaza	PA	2001	100%	1965/1998	153,000	2,406,000	$ 9,623,000	$ 923,000	$ 2,406,000	$ 10,546,000	$ 12,952,000	$ 1,104,000	$ 10,121,000
Carbondale Plaza	PA	2004	100%	1972/2005	130,000	1,586,000	7,289,000	2,342,000	1,586,000	9,631,000	11,217,000	542,000	—
Carrolton Discount Drug Mart Plaza	OH	2005	100%	2000	40,000	714,000	3,316,000	2,000	714,000	3,318,000	4,032,000	89,000	—
Clyde Discount Drug Mart Plaza	OH	2005	100%	2002	35,000	452,000	2,326,000	3,000	452,000	2,329,000	2,781,000	68,000	2,064,000
Coliseum Marketplace	VA	2005	100%	1987/2005	105,000	2,924,000	14,416,000	—	2,924,000	14,416,000	17,340,000	214,000	13,180,000
Columbus Crossing	PA	2003	100%	2001	142,000	4,579,000	19,135,000	5,000	4,579,000	19,140,000	23,719,000	1,184,000	(3)
CVS at Bradford	PA	2005	100%	1996	11,000	291,000	1,466,000	2,000	291,000	1,468,000	1,759,000	38,000	1,099,000
CVS at Celina	OH	2005	100%	1998	10,000	418,000	1,967,000	—	418,000	1,967,000	2,385,000	49,000	1,783,000
CVS at Erie	PA	2005	100%	1997	10,000	399,000	1,783,000	1,000	399,000	1,784,000	2,183,000	37,000	1,478,000
CVS at Portage Trail	OH	2005	100%	1996	11,000	340,000	1,602,000	1,000	340,000	1,603,000	1,943,000	32,000	1,174,000
CVS at Westfield	NY	2005	100%	2000	10,000	339,000	1,558,000	—	339,000	1,558,000	1,897,000	31,000	—
Dover Discount Drug Mart Plaza	OH	2005	100%	2002	38,000	564,000	2,820,000	5,000	564,000	2,825,000	3,389,000	132,000	2,258,000
East Chestnut	PA	2005	100%	1996	21,000	800,000	3,699,000	—	800,000	3,699,000	4,499,000	139,000	2,371,000
Fairfield Plaza	CT	2005	100%	2001/2005	72,000	1,816,000	7,891,000	7,000	1,816,000	7,898,000	9,714,000	136,000	5,444,000
Fairview Plaza	PA	2003	30%	1992	70,000	1,810,000	7,272,000	156,000	1,810,000	7,428,000	9,238,000	553,000	5,859,000
Family Dollar at Zanesville	OH	2005	100%	2000	7,000	82,000	569,000	—	82,000	569,000	651,000	41,000	—
Fieldstone Marketplace	MA	2005	100%	1988/2003	194,000	5,221,000	21,740,000	—	5,221,000	21,740,000	26,961,000	15,000	19,849,000
FirstMerit Bank at Akron	OH	2005	100%	1996	3,000	169,000	734,000	3,000	169,000	737,000	906,000	18,000	—
Franklin Village Plaza	MA	2004	100%	1987/2005	303,000	13,817,000	58,204,000	50,000	13,817,000	58,254,000	72,071,000	2,867,000	43,500,000
Gabriel Brothers Plaza	OH	2005	100%	1970’s/2004	82,000	947,000	3,787,000	—	947,000	3,787,000	4,734,000	4,000	—
General Booth Plaza	VA	2005	100%	1985	73,000	1,934,000	9,493,000	—	1,934,000	9,493,000	11,427,000	186,000	5,902,000
Golden Triangle	PA	2003	100%	1960/2005	192,000	2,320,000	9,713,000	4,906,000	2,320,000	14,619,000	16,939,000	977,000	9,633,000
Halifax Plaza	PA	2003	30%	1994	54,000	1,102,000	4,609,000	85,000	1,102,000	4,694,000	5,796,000	342,000	4,010,000
Hudson Discount Drug Mart Plaza	OH	2005	100%	2000	32,000	770,000	3,536,000	—	770,000	3,536,000	4,306,000	80,000	—
Jordan Lane	CT	2005	100%	1969/1991	182,000	4,282,000	17,126,000	—	4,282,000	17,126,000	21,408,000	46,000	13,845,000
Kempsville Crossing	VA	2005	100%	1985	97,000	2,208,000	11,000,000	—	2,208,000	11,000,000	13,208,000	209,000	6,703,000
Kenley Village	MD	2005	100%	1988	52,000	727,000	3,512,000	—	727,000	3,512,000	4,239,000	256,000	(3)
LA Fitness Facility	PA	2002	50%	2003	41,000	2,107,000	—	3,833,000	2,107,000	3,833,000	5,940,000	190,000	4,878,000
Lake Raystown Plaza	PA	2004	100%	1995	84,000	1,482,000	6,735,000	11,000	1,482,000	6,746,000	8,228,000	408,000	(3)
Liberty Marketplace	PA	2005	100%	2003	68,000	2,665,000	12,639,000	—	2,665,000	12,639,000	15,304,000	149,000	10,324,000
Lodi Discount Drug Mart Plaza	OH	2005	100%	2003	39,000	703,000	3,393,000	4,000	703,000	3,397,000	4,100,000	95,000	2,516,000
Loyal Plaza	PA	2002	25%	1969/2000	294,000	3,853,000	15,620,000	1,346,000	3,853,000	16,966,000	20,819,000	1,539,000	13,374,000

Back to Contents

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III (Continued)
Real Estate and Accumulated Depreciation
Year Ended December 31, 2005
(continued)

						Initial cost to the Company			Gross amount at which carried at December 31, 2005

Property	State	Year acquired	Percent owned(1)	Year built/ Year last renovated	Gross leasable area	Land	Buildings and improvements	Subsequent cost capitalized	Land	Buildings and improvements	Total	Accumulated depreciation(4)	Amount Of encumbrance

Majestic Plaza	MI	2005	100%	1960’s/2003	79,000	2,341,000	9,175,000	—	2,341,000	9,175,000	11,516,000	82,000	—
McCormick Place	OH	2005	100%	1995	46,000	848,000	4,022,000	2,000	848,000	4,024,000	4,872,000	135,000	2,414,000
McDonalds / Waffle House at Medina	OH	2005	100%	2003	6,000	737,000	132,000	—	737,000	132,000	869,000	5,000	—
Mechanicsburg Giant	PA	2005	100%	2003	52,000	2,710,000	12,159,000	—	2,710,000	12,159,000	14,869,000	125,000	10,697,000
Newport Plaza	PA	2003	30%	1996	67,000	1,316,000	5,320,000	129,000	1,316,000	5,449,000	6,765,000	396,000	5,127,000
Oakland Mills	MD	2005	100%	1960’s/2004	58,000	1,610,000	6,292,000	1,000	1,610,000	6,293,000	7,903,000	100,000	5,200,000
Ontario Discount Drug Mart Plaza	OH	2005	100%	2002	38,000	809,000	3,643,000	2,000	809,000	3,645,000	4,454,000	84,000	2,322,000
Palmyra Shopping Center	PA	2005	100%	1960/1995	112,000	1,485,000	5,940,000	—	1,485,000	5,940,000	7,425,000	—	—
Pennsboro Commons	PA	2005	100%	1999	110,000	3,605,000	14,326,000	15,000	3,605,000	14,341,000	17,946,000	69,000	—
Pickerington Discount Drug Mart Plaza	OH	2005	100%	2002	48,000	1,186,000	5,413,000	—	1,186,000	5,413,000	6,599,000	106,000	4,425,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	79,000	1,622,000	6,489,000	10,000	1,622,000	6,499,000	8,121,000	445,000	6,178,000
Polaris Discount Drug Mart Plaza	OH	2005	100%	2001	50,000	1,241,000	5,816,000	4,000	1,241,000	5,820,000	7,061,000	192,000	4,739,000
Pondside Plaza	NY	2005	100%	2003	19,000	365,000	1,612,000	4,000	365,000	1,616,000	1,981,000	45,000	1,226,000
Port Richmond Village	PA	2001	100%	1988	155,000	2,942,000	11,769,000	325,000	2,942,000	12,094,000	15,036,000	1,284,000	10,965,000
Powell Discount Drug Mart Plaza	OH	2005	100%	2001	50,000	1,377,000	6,121,000	4,000	1,377,000	6,125,000	7,502,000	172,000	4,540,000
Rite Aid at Massillon	OH	2005	100%	1999	10,000	441,000	2,014,000	—	441,000	2,014,000	2,455,000	37,000	1,795,000
River View Plaza I, II and III	PA	2003	100%	1991/1998	244,000	9,718,000	40,356,000	902,000	9,718,000	41,258,000	50,976,000	2,741,000	(3)
Shelby Discount Drug Mart Plaza	OH	2005	100%	2002	37,000	671,000	3,264,000	3,000	671,000	3,267,000	3,938,000	101,000	2,322,000
Shoppes at Salem Run	VA	2005	100%	2005	15,000	1,075,000	4,302,000	—	1,075,000	4,302,000	5,377,000	13,000	(3)
Smithfield Plaza	VA	2005	100%	1988	46,000	1,049,000	5,220,000	—	1,049,000	5,220,000	6,269,000	77,000	3,758,000
South Philadelphia	PA	2003	100%	1950/2003	283,000	8,222,000	35,907,000	1,101,000	8,222,000	37,008,000	45,230,000	2,542,000	(3)
St James Square	MD	2005	100%	2000	40,000	586,000	3,838,000	73,000	586,000	3,911,000	4,497,000	188,000	(3)
Staples at Oswego	NY	2005	100%	2000	24,000	634,000	2,991,000	5,000	634,000	2,996,000	3,630,000	92,000	2,387,000
Suffolk Plaza	VA	2005	100%	1984	67,000	1,403,000	7,236,000	—	1,403,000	7,236,000	8,639,000	116,000	5,090,000
Sunset Crossing	PA	2003	100%	2002	74,000	2,150,000	8,980,000	(13,000)	2,150,000	8,967,000	11,117,000	528,000	(3)
Swede Square	PA	2003	100%	1980/2004	99,000	1,555,000	6,232,000	2,301,000	2,268,000	7,820,000	10,088,000	748,000	(3)
The Brickyard	CT	2004	100%	1990	275,000	6,465,000	28,281,000	359,000	6,465,000	28,640,000	35,105,000	1,095,000	(3)
The Commons	PA	2004	100%	2003	175,000	3,098,000	14,047,000	1,000	3,098,000	14,048,000	17,146,000	1,042,000	(3)
The Point	PA	2000	100%	1972/2001	255,000	2,700,000	10,800,000	11,340,000	2,996,000	21,844,000	24,840,000	2,762,000	18,928,000
The Point at Carlisle Plaza	PA	2005	100%	1965/1984	183,000	2,233,000	9,716,000	6,000	2,233,000	9,722,000	11,955,000	154,000	(3)
The Shops at Suffolk Downs	MA	2005	100%	2005	86,000	3,790,000	14,879,000	—	3,790,000	14,879,000	18,669,000	105,000	(3)
Townfair Center	PA	2004	100%	2002	204,000	3,022,000	13,786,000	411,000	3,022,000	14,197,000	17,219,000	921,000	9,916,000
Trexler Mall	PA	2005	100%	1973/2004	359,000	6,933,000	27,996,000	—	6,933,000	27,996,000	34,929,000	25,000	23,057,000

Back to Contents

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III (Continued)
Real Estate and Accumulated Depreciation
Year Ended December 31, 2005
(continued)

						Initial cost to the Company			Gross amount at which carried at December 31, 2005

Property	State	Year acquired	Percent owned(1)	Year built/ Year last renovated	Gross leasable area	Land	Buildings and improvements	Subsequent cost capitalized	Land	Buildings and improvements	Total	Accumulated depreciation(4)	Amount Of encumbrance

Ukrops at Fredericksburg	VA	2005	100%	1997	63,000	3,209,000	12,838,000	—	3,209,000	12,838,000	16,047,000	53,000	(3)
Ukrops at Glen Allen	VA	2005	100%	2000	43,000	6,366,000	—	—	6,366,000	—	6,366,000	—	(3)
Valley Plaza	MD	2003	100%	1975/1994	191,000	1,950,000	7,766,000	120,000	1,950,000	7,886,000	9,836,000	494,000	(3)
Virginia Center Commons	VA	2005	100%	2002	10,000	992,000	3,967,000	—	992,000	3,967,000	4,959,000	12,000	(3)
Virginia Little Creek	VA	2005	100%	1996/2001	70,000	1,493,000	8,507,000	—	1,493,000	8,507,000	10,000,000	125,000	5,909,000
Wal-Mart Center	CT	2003	100%	1972/2000	156,000	—	11,834,000	14,000	—	11,848,000	11,848,000	691,000	6,168,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	153,000	1,811,000	7,314,000	1,011,000	1,811,000	8,325,000	10,136,000	942,000	5,663,000

					6,786,000	159,587,000	658,873,000	31,815,000	160,596,000	689,679,000	850,275,000	30,614,000	324,191,000

Development/Redevelopment And Other Non-Stabilized Properties (2):

Camp Hill	PA	2002	100%	1958/2005	420,000	4,460,000	17,857,000	31,434,000	4,460,000	49,291,000	53,751,000	1,497,000	36,445,000
Centerville Discount Drug Mart Plaza	OH	2005	100%	2000	49,000	778,000	3,607,000	2,000	778,000	3,609,000	4,387,000	110,000	2,977,000
Columbia Mall	PA	2005	100%	1988	349,000	2,850,000	12,871,000	94,000	2,850,000	12,965,000	15,815,000	103,000	—
Dunmore Shopping Center	PA	2005	100%	1962/1997	101,000	565,000	2,203,000	—	565,000	2,203,000	2,768,000	32,000	—
Hamburg Commons	PA	2004	100%	1988 – 1993	99,000	1,153,000	4,678,000	3,132,000	1,153,000	7,810,000	8,963,000	283,000	—
Huntingdon Plaza	PA	2004	100%	1972 – 2003	152,000	933,000	4,129,000	133,000	933,000	4,262,000	5,195,000	262,000	—
Meadows Marketplace	PA	2004	100%	2005	89,000	1,914,000	—	8,690,000	1,914,000	8,690,000	10,604,000	37,000	—
Red Lion	PA	2002	20%	1970/2000	224,000	4,221,000	16,531,000	(863,000)	4,221,000	15,668,000	19,889,000	1,524,000	16,310,000
Value City Shopping Center	MI	2005	100%	1950’s/2003	117,000	189,000	1,323,000	—	189,000	1,323,000	1,512,000	25,000	—
Westlake Discount Drug Mart Plaza	OH	2005	100%	2005	56,000	1,004,000	4,016,000	—	1,004,000	4,016,000	5,020,000	12,000	—

					1,656,000	18,067,000	67,215,000	42,622,000	18,067,000	109,837,000	127,904,000	3,885,000	55,732,000

Back to Contents

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III (Continued)
Real Estate and Accumulated Depreciation
Year Ended December 31, 2005
(continued)

						Initial cost to the Company			Gross amount at which carried at December 31, 2005

Property	State	Year acquired	Percent owned(1)	Year built/ Year last renovated	Gross leasable area	Land	Buildings and improvements	Subsequent cost capitalized	Land	Buildings and improvements	Total	Accumulated depreciation(4)	Amount Of encumbrance

Land Assets:
Halifax Plaza parcel	PA	2004	100%	N/A	N/A	901,000	—	294,000	901,000	294,000	1,195,000	—	—
Lake Raystown Plaza parcel	PA	2004	100%	N/A	N/A	749,000	—	195,000	749,000	195,000	944,000	—	—
Pine Grove Plaza parcel	NJ	2003	100%	N/A	N/A	388,000	—	—	388,000	—	388,000	—	388,000
Washington Center Shoppes parcel	NJ	2001	100%	N/A	N/A	250,000	—	—	250,000	—	250,000	—	—

					—	2,288,000	—	489,000	2,288,000	489,000	2,777,000	—	388,000

TOTAL PORTFOLIO					8,442,000	179,942,000	$726,088,000	$74,926,000	$180,951,000	$800,005,000	$980,956,000	$34,499,000	$380,311,000

(1)	Other than the partnership owning the Red Lion property, the terms of the several joint venture agreements provide, among other things, that the minority interest partners receive certain preferential returns on their investments prior to any distributions to the Company.
(2)	“Stabilized properties” are those properties which are as least 80% leased and not designated as “development/redevelopment” properties. Three of the Company’s properties are being re-tenanted, are non-stabilized, and are not designated as development/redevelopment properties.
(3)	Properties pledged as collateral under the Company’s secured revolving credit facility. The total net book value of all such properties was $276,193,000 at December 31, 2005; the total amounts outstanding under the secured revolving credit facility at that date was $147,480,000.
(4)	Depreciation is provided over the estimated useful lives of buildings and improvements, which range from 3 to 40 years.