Form 10-K/A
period 2005-12-31
CEDAR SHOPPING CENTERS INC
filed 2006-03-27
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

CEDAR SHOPPING CENTERS, INC.

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (AS AMENDED)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Part II. Financial Information:

Item 8. Financial Statements and Supplementary Data:

1.     The “Pro Forma Financial Information (unaudited)” appearing in Note 4 “Real Estate and Acquisitions” of Notes to Consolidated Financial Statements is being revised to amend the text and to correct the amounts shown in the table included therein.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cedar Shopping Centers, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 2, 2006

Back to Contents

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.

We have audited management’s assessment, included in the accompanying Item 9A. Controls and Procedures –“Management Report on Internal Control Over Financial Reporting”, that Cedar Shopping Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Back to Contents

     CEDAR SHOPPING CENTERS, INC.

Consolidated Statement of Shareholders’ Equity
Years ended December 31, 2005, 2004 and 2003

	Preferred stock							Accumulated
			Common stock				Cumulative	other	Unamortized
		$25.00			Treasury	Additional	distributions	comprehensive	deferred	Total
		Liquidation		$0.06	stock,	paid-in	in excess of	income	compensation	shareholders’
	Shares	value	Shares	Par value	at cost	capital	net income	(loss)	plans	equity

Balance, December 31, 2002	—	$—	232,000	$14,000	$—	$9,036,000	$(5,740,000)	$(65,000)	$—	$3,245,000

Net loss							(21,097,000)			(21,097,000)
Unrealized gain on change in fair value of cash flow hedges								112,000		112,000
Issuance of warrants						70,000				70,000
Issuances of common stock for services			6,000			95,000				95,000
Conversion of OP Units to common stock			46,000	3,000		500,000				503,000
Conversion of common stock to OP Units			(46,000)	(3,000)		(500,000)				(503,000)
Net proceeds from common stock offering			15,525,000	931,000		161,982,000				162,913,000
Redemption of limited partner's interest in excess of basis						(2,110,000)		(432,000)		(2,542,000)
Issuance of common stock in connection with acquiring external advisor			693,000	42,000		7,931,000				7,973,000
Contribution from Company’s chairman relating to employee payroll taxes						633,000				633,000
Preferred distribution requirements							(254,000)			(254,000)
Deferred compensation program funded by treasury stock					(3,669,000)	3,669,000				—

Balance, December 31, 2003	—	—	16,456,000	987,000	(3,669,000)	181,306,000	(27,091,000)	(385,000)	—	151,148,000

Net income							7,920,000			7,920,000
Unrealized gain on change in fair value of cash flow hedges								220,000		220,000
Deferred compensation plans, net			20,000	1,000	(250,000)	499,000			(205,000)	45,000
Net proceeds from preferred stock offering	2,350,000	58,750,000				(2,027,000)				56,723,000
Net proceeds from common stock offering			2,875,000	173,000		38,003,000				38,176,000
Preferred distribution requirements							(2,218,000)			(2,218,000)
Dividends to common shareholders (29.7% return of capital)							(13,750,000)			(13,750,000)
Reallocation adjustment of limited partners’ interest						(2,510,000)				(2,510,000)

Balance, December 31, 2004	2,350,000	58,750,000	19,351,000	1,161,000	(3,919,000)	215,271,000	(35,139,000)	(165,000)	(205,000)	235,754,000

Net income							13,213,000			13,213,000
Unrealized gain on change in fair value of cash flow hedges								303,000		303,000
Deferred compensation plans, net			84,000	5,000	(1,497,000)	2,707,000			(953,000)	262,000
Net proceeds from preferred stock offering	1,200,000	30,000,000				(131,000)				29,869,000
Net proceeds from common stock offerings			10,090,000	605,000		137,681,000				138,286,000
Conversion of OP Units into common stock			93,000	6,000		1,239,000				1,245,000
Preferred distribution requirements							(7,186,000)			(7,186,000)
Dividends to common shareholders (57.2% return of capital)							(20,844,000)			(20,844,000)
Reallocation adjustment of limited partners’ interest						233,000				233,000

Balance, December 31, 2005	3,550,000	$88,750,000	29,618,000	$1,777,000	$(5,416,000)	$357,000,000	$(49,956,000)	$138,000	$(1,158,000)	$391,135,000

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

Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements
December 31, 2005

The unamortized balance of intangible lease liabilities at December 31, 2005, net of accumulated amortization of $6,992,000, will be credited to future operations as follows:

2006	$4,526,000
2007	4,478,000
2008	4,157,000
2009	3,770,000
2010	2,179,000
Thereafter	8,833,000

$27,943,000

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

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires the Company to measure derivative instruments at fair value and to record them in the consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. The Company’s derivative investments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges, the ineffective portion of a derivative's change in fair value is immediately recognized in operations, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in shareholders’ equity as accumulated other comprehensive income (loss).

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

In connection with the public offering, the Company acquired its external advisor and concluded other related transactions. Costs and expenses charged to operations during 2003 in connection with these transactions are summarized as follows:

		Contract	Early
		termination	extinguishment	Other
	Total	costs	of debt	costs

Acquisition of External Advisor	$11,960,000	$11,960,000	$—	$—
Redemption of Preferred OP Units	960,000	—	—	960,000
Mortgage defeasance	4,754,000	—	4,754,000	—
Payment of employee personal income taxes	633,000	—	—	633,000
Early extinguishment of debt	2,181,000	—	2,181,000	—
Other	300,000	—	—	300,000

	$20,788,000	$11,960,000	$6,935,000	$1,893,000

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

At December 31, 2005, a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the secured revolving credit facility, as follows:

Net book
Description	value

Collateral for mortgage loans payable	$558,264,000
Collateral for secured revolving credit facility	276,193,000
Unencumbered properties	112,000,000

Total portfolio	$946,457,000

In addition, one of the Company’s properties is owned subject to a ground lease which provides for annual payments of $129,000, subject to cost-of-living adjustments, through May 2071.

Pro Forma Financial Information (unaudited)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2005 and 2004 as though the 2005 and 2004 property acquisitions and preferred stock offerings were all completed as of January 1, 2004. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2004, nor do they purport to predict the results of operations for future periods.

Back to Contents

     Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements
December 31, 2005

	2005	2004

Revenues	$106,234,000	$98,955,000
Net income applicable to common shareholders	$6,444,000	$5,200,000
Per common share (basic and diluted)	$0.27	$0.31
Weighted average number of common shares outstanding	23,988,000	16,681,000

Note 5. Rentals Under Operating Leases

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2005 are as follows:

2006	$78,302,000
2007	74,377,000
2008	69,086,000
2009	60,984,000
2010	53,281,000
Thereafter	360,170,000

$696,200,000

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

Note 6. Mortgage Loans Payable and Secured Revolving Credit Facility

Secured debt is comprised of the following at December 31, 2005 and 2004:

	At December 31, 2005			At December 31, 2004

		Interest rates			Interest rates

	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages	$338,988,000	5.8%	4.8% – 8.9%	$161,476,000	6.5%	4.8% – 8.9%
Variable-rate mortgages	41,323,000	6.3%	6.2% – 7.1%	18,954,000	4.7%	4.4% – 5.8%

	380,311,000	5.9%		180,430,000	6.3%
Secured revolving credit facility	147,480,000	5.6%		68,200,000	3.9%

	$527,791,000	5.8%		$248,630,000	5.7%

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

Also in 2003, the Company entered into $30 million non-specific five-year interest rate hedges capping LIBOR at 4.5% . Since these caps did not relate to specific debt, they were ineffective for accounting purposes and, accordingly, changes in their fair values were charged to operations. These hedge positions were closed in December 2004.

The following table summarizes the original notional values and fair values of the Company’s derivative financial instruments as of December 31, 2005 and 2004:

					Fair value at
		Original			December 31,
		notational	Interest	Expiration
Hedge	Type	value	rate	date	2005	2004

Interest rate swap	Cash flow hedge	$4,190,000	6.83%	Feb 2010	$59,000	$(80,000)
Interest rate swap	Cash flow hedge	5,346,000	6.83%	Feb 2010	104,000	(71,000)

					$163,000	$(151,000)

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

Back to Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned hereunto duly authorized.

CEDAR SHOPPING CENTERS, INC.

/s/ THOMAS J. O’KEEFFE

Thomas J. O’Keeffe
Chief Financial Officer
(Principal financial officer)
Dated: March 27, 2006