Form 10-Q
period 2006-03-31
CEDAR SHOPPING CENTERS INC
filed 2006-05-09
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
Yes          No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer       Accelerated filer       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 5, 2006, there were 30,492,335 shares of Common Stock, $0.06 par value, outstanding.

CEDAR SHOPPING CENTERS, INC.

Back to Index

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s beliefs, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such a difference include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants; the continuing availability of suitable acquisitions, and development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital in the public and private markets; changes in interest rates; the fact that returns from development, redevelopment and acquisition activities may not be at expected levels; inherent risks in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to refinance debt obligations when due.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	March 31, 2006 (unaudited)	December 31, 2005

Assets
Real estate:
Land	$191,096,000	$180,951,000
Buildings and improvements	844,110,000	800,005,000

	1,035,206,000	980,956,000
Less accumulated depreciation	(40,759,000)	(34,499,000)

Real estate, net	994,447,000	946,457,000
Investment in and advances to unconsolidated joint venture	1,346,000	—
Cash and cash equivalents	11,895,000	8,601,000
Cash at joint ventures and restricted cash	11,022,000	10,415,000
Rents and other receivables, net	11,817,000	9,093,000
Other assets	9,060,000	4,051,000
Deferred charges, net	19,373,000	17,639,000

Total assets	$1,058,960,000	$996,256,000

Liabilities and shareholders’ equity
Mortgage loans payable	$410,319,000	$380,311,000
Secured revolving credit facility	159,480,000	147,480,000
Accounts payable, accrued expenses, and other	15,727,000	16,462,000
Unamortized intangible lease liabilities	48,355,000	27,943,000

Total liabilities	633,881,000	572,196,000

Minority interests in consolidated joint ventures	9,930,000	12,339,000
Limited partners’ interest in Operating Partnership	20,342,000	20,586,000
Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 5,000,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 50,000,000 shares authorized, 30,239,000 and 29,618,000 shares issued and outstanding)	1,814,000	1,777,000
Treasury stock (443,000 shares, at cost)	(5,416,000)	(5,416,000)
Additional paid-in capital	365,144,000	357,000,000
Cumulative distributions in excess of net income	(55,657,000)	(49,956,000)
Accumulated other comprehensive income	172,000	138,000
Unamortized deferred compensation plans	—	(1,158,000)

Total shareholders’ equity	394,807,000	391,135,000

Total liabilities and shareholders’ equity	$1,058,960,000	$996,256,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended March 31,

	2006	2005

Revenues:
Rents	$24,172,000	$12,849,000
Expense recoveries	5,614,000	3,673,000
Other	206,000	—

Total revenues	29,992,000	16,522,000

Expenses:
Operating, maintenance and management	6,168,000	4,027,000
Real estate and other property-related taxes	2,936,000	1,475,000
General and administrative	1,379,000	969,000
Depreciation and amortization	8,597,000	3,743,000

Total expenses	19,080,000	10,214,000

Operating income	10,912,000	6,308,000

Non-operating income and expense:
Interest expense	(7,357,000)	(3,137,000)
Amortization of deferred financing costs	(329,000)	(206,000)
Interest income	116,000	5,000
Equity in income (loss) of unconsolidated joint venture	(25,000)	—

Total non-operating income and expense	(7,595,000)	(3,338,000)

Income before minority and limited partners’ interests	3,317,000	2,970,000
Minority interests in consolidated joint ventures	(310,000)	(290,000)
Limited partners’ interest in Operating Partnership	(53,000)	(32,000)

Net income	2,954,000	2,648,000

Preferred distribution requirements	(1,954,000)	(1,294,000)

Net income applicable to common shareholders	$1,000,000	$1,354,000

Per common share (basic and diluted)	$0.03	$0.07

Dividends to common shareholders	$6,701,000	$4,354,000

Per common share	$0.225	$0.225

Average number of common shares outstanding	29,878,000	19,351,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Condolidated Statement of Shareholders’ Equity
Three months ended March 31, 2006
(unaudited)

	Preferred stock		Common stock

	Shares	$25.00 Liquidation value	Shares	$0.06 Par value	Treasury stock, at cost	Additional paid-in capital	Cumulative distributions in excess of net income	Accumulated other comprehensive income	Unamortized deferred compensation	Total shareholders’ equity

Balance, December 31, 2005	3,550,000	$88,750,000	29,618,000	$1,777,000	$(5,416,000)	$357,000,000	$(49,956,000)	$138,000	$(1,158,000)	$391,135,000
Adoption of SFAS No. 123R						(1,158,000)			1,158,000
Net income							2,954,000			2,954,000
Unrealized gain on change in fair value of cash flow hedges								34,000		34,000

Total comprehensive income										2,988,000

Deferred compensation activity, net						113,000				113,000
Net proceeds from common stock sales			621,000	37,000		8,951,000				8,988,000
Preferred distribution requirements							(1,954,000)			(1,954,000)
Dividends to common shareholders							(6,701,000)			(6,701,000)

Reallocation adjustment of limited partners’interest						238,000				238,000

Balance, March 31, 2006	3,550,000	$88,750,000	30,239,000	$1,814,000	$(5,416,000)	$365,144,000	$(55,657,000)	$172,000	$—	$394,807,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,

	2006	2005

Cash flow from operating activities:
Net income	$2,954,000	$2,648,000
Adjustments to reconcile net income to net cash
provided by operating activities:
Non-cash provisions:
Minority interests’ earnings in excess of distributions from consolidated
joint ventures	40,000	113,000
Equity in loss of unconsolidated joint venture	25,000	—
Limited partners’ interest	53,000	32,000
Straight-line rents	(900,000)	(492,000)
Depreciation and amortization	8,597,000	3,743,000
Amortization of intangible lease liabilities	(2,628,000)	(907,000)
Other	442,000	231,000
Increases/decreases in operating assets and liabilities:
Joint venture cash	504,000	(107,000)
Rents and other receivables	(2,023,000)	(655,000)
Other assets	(1,241,000)	(1,492,000)
Investment in and advances to unconsolidated joint
venture	(6,000)	—
Accounts payable and accrued expenses	(345,000)	(1,306,000)

Net cash provided by operating activities	5,472,000	1,808,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(23,596,000)	(16,709,000)
Other	(1,933,000)	25,000

Net cash (used in) investing activities	(25,529,000)	(16,684,000)

Cash flow from financing activities:
Line of credit, net	12,000,000	19,300,000
Proceeds from sales of common stock	8,988,000	—
Proceeds from mortgage financings	13,637,000	—
Mortgage repayments	(1,937,000)	(557,000)
Distributions to minority interest partners in excess of earnings	(122,000)	(129,000)
Distributions to limited partners	(348,000)	(102,000)
Preferred distribution requirements	(1,969,000)	(1,294,000)
Distributions to common shareholders	(6,701,000)	(4,354,000)
Deferred financing costs	(197,000)	(470,000)

Net cash provided by financing activities	23,351,000	12,394,000

Net increase (decrease) in cash and cash equivalents	3,294,000	(2,482,000)
Cash and cash equivalents at beginning of period	8,601,000	8,457,000

Cash and cash equivalents at end of period	$11,895,000	$5,975,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Notes to Consolidated Statements of Financial Statements
March 31, 2006
(unaudited)
Note 1. Organization

Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company has focused primarily on the ownership, operation and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers located in nine states, largely in the Northeast and mid-Atlantic regions. At March 31, 2006, the Company owned 85 properties, aggregating approximately 9.0 million square feet of gross leasable area (“GLA”).

Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2006 and December 31, 2005, respectively, the Company owned a 95.1% and 95.0% economic interest in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.9% and 5.0% at March 31, 2006 and December 31, 2005, respectively) is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 1,565,000 OP Units outstanding at March 31, 2006 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.

Note 2. Basis of Presentation and Consolidation Policy

The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The 2005 financial statements have been reclassified to conform to the 2006 presentation. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

      In 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues

Back to Index

CEDAR SHOPPING CENTERS, INC.
Notes to Consolidated Statements of Financial Statements
March 31, 2006
(unaudited)

Task Force (“EITF”) No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, which provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest. EITF 04-05 became effective on June 29, 2005, for all newly formed or modified limited partnership arrangements and January 1, 2006 for all existing limited partnership arrangements. In this connection, the Company deconsolidated the Red Lion joint venture as of January 1, 2006 and is recognizing its share of the venture’s results under the equity method from that date forward.

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and joint venture partnerships in which it participates. With respect to its consolidated joint ventures, the Company has general partnership interests ranging from 25% to 50% and, as the Company (1) is the sole general partner and exercises substantial operating control over these entities pursuant to EITF 04-05, and (2) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, it has determined that such partnerships should be consolidated for financial statement purposes.

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

Back to Index

CEDAR SHOPPING CENTERS, INC.
Notes to Consolidated Statements of Financial Statements
March 31, 2006
(unaudited)

Note 3. Supplemental Consolidated Statement of Cash Flows Information

	Three months ended March 31,

	2006	2005

Supplemental disclosure of cash activities:
Interest paid (including interest capitalized of $678,000 and $564,000, respectively)	$7,166,000	$3,568,000
Supplemental disclosure of non-cash activities:
Purchase accounting allocations	21,320,000	350,000
Assumption of mortgage loans payable	33,643,000	—
Issuance of OP Units	287,000	—
Deconsolidation of Red Lion joint venture:
Real estate, net	$18,365,000
Mortgage loans payable	(16,310,000)
Other assets/liabilities, net	1,721,000
Minority interest	(2,411,000)

Investment in and advances to unconsolidated joint venture	$1,365,000

Note 4. Capital Stock Issuances

In connection with a public offering consummated in August 2005, the Company entered into a forward sales agreement with the lead underwriter, whereby the Company had the right to deliver up to 4,350,000 shares of its common stock, in whole or in part, at any time, through August 17, 2006. Pursuant to the agreement, upon delivery of the shares, the Company would receive $13.87 per share, subject to certain interest and dividend adjustments. Instead of delivering the balance of the shares, the Company has the right, at its option, to settle the balance of the contract either by a cash payment or delivery of shares of its common stock, on a net stock basis. With respect to the 3,250,000 shares remaining under the agreement, the settlement price as of March 31, 2006, as adjusted pursuant to the terms of the agreement, was $13.69 per share (compared to a closing market price of $15.84 per share). Accordingly, if the balance of the 3,250,000 share contract had been settled as of March 31, 2006, the Company would have been required to either (1) pay approximately $6,988,000, or (2) deliver approximately 441,000 shares of its common stock.

Pursuant to a registration statement filed in June 2005, the Company is authorized to sell up to 2.0 million shares of its common stock through the Deferred Offering Common Stock Sales (“DOCS”) program. Pursuant to this program, the Company sold 621,000 shares of its common stock during the three months ended March 31, 2006, at an average price of $14.51 per share, resulting in net proceeds to the Company of approximately $8,988,000.

Note 5. Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards

Back to Index

CEDAR SHOPPING CENTERS, INC.
Notes to Consolidated Statements of Financial Statements
March 31, 2006
(unaudited)

(“SFAS”) No. 123R, “Share-Based Payments”, effective January 1, 2006, which established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. SFAS No. 123R defined a fair value based method of accounting for an employee stock option or similar equity instrument, and encouraged all entities to adopt that method of accounting for all of their employee stock compensation plans. The implementation of the statement has not had a material effect on the consolidated financial statements.

The Company’s 2004 Stock Incentive Plan provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to this plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Previous grants of restricted shares were transferred to Rabbi Trusts, have been classified as treasury stock in the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Amortization of amounts deferred is being charged to operations over the vesting periods.

In connection with an acquisition, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a minority interests partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to anti-dilution adjustments, are fully vested, and expire in 2012.

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

Note 6. Earnings Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period (including shares held by the Rabbi Trusts). Fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2006 and 2005, fully diluted EPS were not different from basic EPS.

Back to Index

CEDAR SHOPPING CENTERS, INC.
Notes to Consolidated Statements of Financial Statements
March 31, 2006
(unaudited)

Note 7. Cash in Joint Ventures and Restricted Cash

Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the general and limited (joint venture) partners be strictly controlled. Cash at joint ventures amounted to $614,000 and $1,385,000 at March 31, 2006 and December 31, 2005, respectively.

The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level capital requirements for which the reserve was established; it is not available to fund other property-level or Company-level obligations. Restricted cash amounted to $10,408,000 and $9,030,000 at March 31, 2006 and December 31, 2005, respectively.

Note 8. Income Taxes

The Company has elected since 1986 to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.

Note 9. Acquisition Activity

On January 31, 2006, the Company acquired the Shore Mall in Egg Harbor Township, NJ, a 618,000 sq. ft. shopping center, together with an adjacent 50 acres of undeveloped land, for an aggregate purchase price of approximately $37.8 million, including closing costs. The total acquisition cost for the shopping center and the land was financed by (1) the assumption of approximately $30.9 million of existing financing bearing interest at a rate of 7.01% per annum and maturing in August 2008, (2) the assumption of approximately $3.1 million in preferred partnership payments through January 2009, (3) the issuance of approximately $287,000 in OP Units (to the Company’s Chairman), and (4) approximately $3.2 million funded from the Company’s secured revolving credit facility. The Company’s Chairman had approximately an 8% limited partnership interest in the selling entities. In connection with the acquisition, the independent members of the Company’s Board of Directors obtained an appraisal in support of the purchase price and the consideration given. The Company had previously held an option to acquire the property, and had, together with its predecessor companies, been providing property management, leasing, construction management and legal services to the property since 1986.

The Company acquired several additional tracts of land for future development during the three months ended March 31, 2006, aggregating approximately 13.5 acres, at an aggregate cost of approximately $5.1 million, including closing costs.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2006
(unaudited)

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2006 and 2005 as though all property acquisitions and preferred stock offerings from January 1, 2005 through March 31, 2006 were all completed as of January 1, 2005. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2005, nor do they purport to predict the results of operations for future periods.

	Three months ended March 31,

	2006	2005

Revenues	$30,661,000	$27,887,000
Net income applicable to common shareholders	$1,036,000	$1,767,000
Per common share (basic and diluted)	$0.03	$0.09
Average number of common shares outstanding	29,878,000	19,351,000

Note 10. Secured Revolving Credit Facility

The Company has a $200 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $300 million, subject to certain conditions, and will expire in January 2008, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $159.5 million at March 31, 2006, and such borrowings bore interest at an average rate of 6.1% per annum. Borrowings under the facility incurred interest at a rate of LIBOR plus 135 basis points (“bps”) for the three months ended March 31, 2006; the bps spread under the terms of the facility ranges from 120 bps to 165 bps over LIBOR depending upon the Company’s leverage ratio, as defined. The facility also requires an unused portion fee of 15 bps. Based on covenants and collateral in place, the Company was permitted to draw up to approximately $190.8 million, of which $31.3 million remained available as of March 31, 2006. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available.

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
March 31, 2006
(unaudited)

Note 11. Intangible Lease Assets/Liabilities

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

With respect to all of the Company’s acquisitions through March 31, 2006, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis, to the applicable intangible asset and liability accounts. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $48,355,000 and $27,943,000 at March 31, 2006 and December 31, 2005, respectively. The amounts recorded as of March 31, 2006 include the purchase accounting allocations applicable to property acquisitions concluded during the latter part of 2005 and through March 31, 2006.

Revenues include $2,628,000 and $907,000 for the three months ended March 31, 2006 and 2005, respectively, relating to the amortization of intangible lease liabilities. Depreciation and amortization expense was increased correspondingly by $2,917,000 and $1,070,000 for the respective three-month periods.

Back to Index

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2006
(unaudited)

Note 12. Deferred Charges

Deferred charges consist of (1) lease origination costs ($13,548,000 and $11,433,000 at March 31, 2006 and December 31, 2005, respectively), including intangible lease assets resulting from purchase accounting allocations ($10,887,000 and $8,856,000, respectively), (2) financing costs incurred in connection with the Company’s secured revolving credit facility and other long-term debt ($5,041,000 and $5,521,000 at March 31, 2006 and December 31, 2005, respectively), and (3) other deferred charges ($784,000 and $685,000 at March 31, 2006 and December 31, 2005, respectively). Such costs are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $1,142,000 and $523,000 for the three months ended March 31, 2006 and 2005, respectively.

Note 13. Derivative Financial Instruments

During the three months ended March 31, 2006, the Company recognized a gain of $120,000, representing the change in the fair value of derivatives. An $84,000 gain was credited to minority interests in consolidated joint ventures, a $34,000 gain was recorded in accumulated other comprehensive income, and a $2,000 gain was credited to limited partners’ interest. During the three months ended March 31, 2005, the Company recognized a gain of $368,000, representing the change in the fair value of derivatives. A $360,000 gain was recorded in accumulated other comprehensive income, and an $8,000 gain was credited to limited partners’ interest.

Note 14. Subsequent Events

On April 28, 2006, the Company’s Board of Directors approved a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board approved a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on May 22, 2006 to shareholders of record on May 12, 2006.

Back to Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated, self-administered and self-managed real estate company, and focuses primarily on the ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers located in nine states, largely in the Northeast and mid-Atlantic regions. At March 31, 2006, the Company had a portfolio of 85 properties totaling approximately 9.0 million square feet of gross leasable area (“GLA”), including 79 wholly-owned properties comprising approximately 8.2 million square feet and six properties owned through joint ventures comprising approximately 750,000 square feet. At March 31, 2006, the portfolio of wholly-owned properties was comprised of (i) 71 “stabilized” properties (those properties not designated as “development/redevelopment” properties and which are at least 80% leased), with an aggregate of 6.9 million square feet of GLA, which were approximately 95% leased, (ii) seven development/redevelopment properties with an aggregate of 1.3 million square feet of GLA, which were approximately 74% leased, and (iii) one non-stabilized property with an aggregate of 49,000 square feet of GLA, which is presently being re-tenanted and which was approximately 72% leased as of March 31, 2006. The six properties owned in joint venture include five “stabilized” properties and one property being re-tenanted, with an overall occupancy percentage of approximately 90%. The entire 85 property portfolio was approximately 91.1% leased at March 31, 2006.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. At March 31, 2006, the Company owned approximately 95.1% of the Operating Partnership and is its sole general partner; the Company conducts substantially all of its business through the Operating Partnership. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

The Company continues to seek opportunities to acquire stabilized properties and properties suited for development and/or redevelopment activities where it can utilize its

Back to Index

experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in regions beyond its present markets in the event such opportunities were consistent with its focus, could be effectively controlled and managed, have the potential for favorable investment returns, and contribute to increased shareholder value.

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

Back to Index

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

Back to Index

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

Results of Operations

Acquisitions. Differences in results of operations between the three months ended March 31, 2006 and 2005, respectively, were driven largely by acquisitions. During the period January 1, 2005 through March 31, 2006, the Company acquired 54 shopping and convenience centers aggregating approximately 4.2 million sq. ft. of GLA for a total cost of approximately $449.5 million. Income before minority and limited partners’ interests and preferred distribution requirements increased to $3.3 million in 2006 from $3.0 million in 2005.

Comparison of the quarter ended March 31, 2006 to the quarter ended March 31, 2005

	Three months ended March 31,
						Properties held throughout both periods
	2006	2005	Increase	Percentage change	Acquisitions

Rents and expense recoveries	$29,786,000	$16,522,000	$13,264,000	80%	$12,253,000	$1,011,000
Property expenses	9,104,000	5,502,000	3,602,000	65%	3,334,000	268,000
Depreciation and amortization	8,597,000	3,743,000	4,854,000	130%	3,999,000	855,000
General and administrative	1,379,000	969,000	410,000	42%	n/a	n/a
Non-operating income and expense (1)	7,595,000	3,338,000	4,257,000	128%	n/a	n/a

(1) Non-operating income and expense consists principally of interest expense, amortization deferred financing costs, and equity in income (loss) of unconsolidated joint venture.

Properties held throughout both periods. The Company held 30 properties throughout the first quarters of both 2006 and 2005. Rents and expense recoveries increased primarily as a result of lease commencements at the Camp Hill and Meadows Marketplace development properties ($990,000). Property expenses increased primarily as a result of an increase in the provision for bad debts ($284,000), real estate taxes ($187,000), and maintenance expenses ($85,000), which were partially offset by a decrease in snow removal costs ($300,000). Depreciation and amortization expense increased primarily as a result of development properties placed in service.

General and administrative expenses. General and administrative expenses increased primarily as a result of the Company’s growth throughout 2005 and continuing into 2006.

Back to Index

Non-operating income and expense. Non-operating income and expense increased as a result of a higher level of borrowing generally used to finance acquisition properties, development properties placed in service, and higher short-term interest rates.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, and preferred and common dividend distributions, primarily from operating cash flows; the Company also has used its secured revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with the secured revolving credit facility and property-specific construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities (including the delivery of up to 3.25 million shares of common stock pursuant to the forward sales agreement and the sale of up to 2.0 million shares of common stock pursuant to the Deferred Offering Common Stock Sales (“DOCS”) program), and the issuance of additional OP Units.

The Company has a $200 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder; the facility is expandable to $300 million, subject to certain conditions, and will expire in January 2008, subject to a one-year extension option. As of March 31, 2006, based on covenants and collateral in place, the Company was permitted to draw up to $190.8 million, of which approximately $31.3 million remained available as of that date. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available. The credit facility is used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and other financial statement ratios.

At March 31, 2006, the Company’s financial liquidity was provided by (1) $11.9 million in cash and cash equivalents, (2) the $31.3 million availability under the secured revolving credit facility, (3) the $11.0 million availability under the Camp Hill construction financing agreement, (4) the approximately $44.5 million availability pursuant to the common stock forward sales agreement, and (5) proceeds from sales of common stock under the DOCS program.. Mortgage loans payable at March 31, 2006 consisted of fixed-rate notes totaling $366.9 million and variable-rate notes totaling $202.9 million, with a combined weighted average interest rate of 5.9%, and maturing at various dates through 2021.

Portions of the Company’s assets are owned through joint venture partnership arrangements which require, among other things, that the Company maintain separate cash accounts for the operations of the respective properties. In addition, the terms of certain of the Company’s mortgage agreements require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is separately classified on the Company’s

Back to Index

balance sheet, and is available for the specific purposes for which it was established; it is not available to fund other property-level or Company-level obligations.

Net Cash Flows

Operating Activities

Net cash flows provided by operating activities amounted to $5.5 million during the three months ended March 31, 2006, compared to net cash flows provided by operating activities of $1.8 million during the three months ended March 31, 2005. The increase in operating cash flows during the first quarter of 2006 as compared with the first quarter of 2005 was primarily the result of property acquisitions.

 Investing Activities

Net cash flows used in investing activities were $25.5 million during the three months ended March 31, 2006 and $16.7 million during the three months ended March 31, 2005. These changes were the result of the Company’s acquisition program. During the first quarter of 2006, the Company acquired one shopping center and land for future expansion, and during the first quarter of 2005, the Company acquired two shopping centers.

Financing Activities

Net cash flows provided by financing activities were $23.4 million during the three months ended March 31, 2006 and $12.4 million during the three months ended March 31, 2005. During the first quarter of 2006, the Company received $9.0 million in net proceeds from sales of common stock under its DOCS program, $13.6 million in net proceeds from mortgage financings, and $12.0 million in net proceeds from the Company’s secured revolving credit facility, offset by the repayment of mortgage obligations of $1.9 million, preferred and common stock dividend distributions of $8.7 million, the payment of financing costs of $0.2 million, and distributions paid to minority and limited partner interests of $0.4 million. During the first quarter of 2005, the Company received $19.3 million in net proceeds from the Company’s secured revolving credit facility offset by the repayment of mortgage obligations of $0.6 million, preferred and common stock dividend distributions of $5.6 million, the payment of financing costs of $0.5 million, and distributions paid to minority and limited partner interests of $0.2 million.

Funds From Operations

Funds From Operations (“FFO”) is a widely-recognized measure of REIT performance. The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are computed to reflect FFO on

Back to Index

the same basis. In computing FFO, the Company does not add back to net income applicable to common shareholders the amortization of costs incurred in connection with its financing or hedging activities, or depreciation of non-real estate assets, but does add back to net income applicable to common shareholders those items that are defined as “extraordinary” under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income applicable to common shareholders (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. As the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. FFO is not necessarily indicative of cash available to fund ongoing cash needs. The following table sets forth the Company’s calculations of FFO for the three months ended March 31, 2006 and 2005:

	Three months ended March 31,

	2006	2005

Net income applicable to common shareholders	$1,000,000	$1,354,000
Add (deduct):
Depreciation and amortization	8,571,000	3,730,000
Limited partners’ interest	53,000	32,000
Minority interests in consolidated joint ventures	310,000	290,000
Equity in loss of unconsolidated joint venture	25,000	—
Minority interests’ share of FFO applicable to consolidated joint ventures	(466,000)	(536,000)
FFO from unconsolidated joint venture	(3,000)	—

Funds from operations	$9,490,000	$4,870,000

FFO per common share (assuming conversion of OP Units)	$0.30	$0.25

Average number of common shares:
Shares used in determination of earnings per share	29,878,000	19,351,000
Additional shares assuming conversion of OP Units	1,556,000	454,000

Shares used in determination of FFO per share	31,434,000	19,805,000

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

The Company’s interest rate risk is managed using a variety of techniques. At March 31, 2006, long-term debt consisted of fixed- and variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $366.9 million of fixed rate indebtedness outstanding was 5.7%, with maturities at various dates through 2021. The average interest rate on the Company’s $202.9 million of variable-rate debt was 6.3%, with maturities at various dates through 2008. At March 31, 2006, the Company’s pro rata share of variable rate debt amounted to $200.5 million. Based upon this amount, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $2,005,000 per annum.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC’s rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of March 31, 2006, and have determined that such disclosure controls and procedures are effective.

During the three months ended March 31, 2006, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

CEDAR SHOPPING CENTERS, INC.

/s/ LEO S. ULLMAN	/s/ THOMAS J. O’KEEFFE

Leo S. Ullman Chairman of the Board, Chief Executive Officer and President (Principal executive officer)	Thomas J. O’Keeffe Chief Financial Officer (Principal financial officer)

May 9, 2006