Form 10-Q
period 2006-09-30
CEDAR SHOPPING CENTERS INC
filed 2006-11-09
CIK 761648

Click here for Index

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 6, 2006, there were 35,544,252 shares of Common Stock, $0.06 par value, outstanding.

CEDAR SHOPPING CENTERS, INC.

Back to Index

Forward-Looking Statements

Certain statements made or incorporated by reference in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s beliefs, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, expectations or intentions, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such differences include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants; the continuing availability of suitable acquisitions, and development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital in the public and private markets; changes in interest rates; the fact that returns from development, redevelopment and acquisition activities may not be at expected levels or at expected times; inherent risks in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to repay or refinance debt obligations when due.

Back to Index

CEDAR SHOPPING CENTERS, INC.

Consolidated Balance Sheets

	September 30, 2006	December 31, 2005

	(unaudited)
Assets
Real estate:
Land	$230,777,000	$180,951,000
Buildings and improvements	960,963,000	800,005,000

	1,191,740,000	980,956,000
Less accumulated depreciation	(56,394,000)	(34,499,000)

Real estate, net	1,135,346,000	946,457,000
Cash and cash equivalents	15,918,000	8,601,000
Cash at joint ventures and restricted cash	11,290,000	10,415,000
Rents and other receivables, net	12,433,000	9,093,000
Other assets	9,430,000	4,051,000
Deferred charges, net	21,347,000	17,639,000

Total assets	$1,205,764,000	$996,256,000

Liabilities and shareholders’ equity
Mortgage loans payable	$441,538,000	$380,311,000
Secured revolving credit facility	215,130,000	147,480,000
Accounts payable, accrued expenses, and other	16,055,000	16,462,000
Unamortized intangible lease liabilities	50,742,000	27,943,000

Total liabilities	723,465,000	572,196,000

Minority interests in consolidated joint ventures	9,143,000	12,339,000
Limited partners’ interest in Operating Partnership	23,658,000	20,586,000
Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 5,000,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 50,000,000 shares authorized, 34,944,000 and 29,618,000 shares issued and outstanding)	2,097,000	1,777,000
Treasury stock (454,000 and 443,000 shares, at cost)	(5,570,000)	(5,416,000)
Additional paid-in capital	430,431,000	357,000,000
Cumulative distributions in excess of net income	(66,357,000)	(49,956,000)
Accumulated other comprehensive income	147,000	138,000
Unamortized deferred compensation plans	—	(1,158,000)

Total shareholders’ equity	449,498,000	391,135,000

Total liabilities and shareholders’ equity	$1,205,764,000	$996,256,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.

Consolidated Statements of Income

(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Revenues:
Rents	$26,187,000	$16,386,000	$74,726,000	$42,920,000
Expense recoveries	5,496,000	4,011,000	16,764,000	10,902,000
Other	246,000	154,000	739,000	298,000

Total revenues	31,929,000	20,551,000	92,229,000	54,120,000

Expenses:
Operating, maintenance and management	5,258,000	3,661,000	16,760,000	10,233,000
Real estate and other property-related taxes	3,323,000	1,961,000	9,394,000	5,351,000
General and administrative	1,431,000	1,317,000	4,220,000	3,483,000
Depreciation and amortization	9,002,000	5,643,000	25,659,000	13,574,000

Total expenses	19,014,000	12,582,000	56,033,000	32,641,000

Operating income	12,915,000	7,969,000	36,196,000	21,479,000
Non-operating income and expense:
Interest expense	(8,556,000)	(3,517,000)	(23,655,000)	(9,798,000)
Amortization of deferred financing costs	(341,000)	(335,000)	(1,003,000)	(771,000)
Interest income	155,000	19,000	392,000	51,000
Equity in (loss) of unconsolidated joint venture	—	—	(40,000)	—
Gain on sale of interest in unconsolidated joint venture	—	—	141,000	—

Total non-operating income and expense	(8,742,000)	(3,833,000)	(24,165,000)	(10,518,000)

Income before minority and limited partners’ interests	4,173,000	4,136,000	12,031,000	10,961,000
Minority interests in consolidated joint ventures	(324,000)	(307,000)	(943,000)	(950,000)
Limited partners’ interest in Operating Partnership	(95,000)	(224,000)	(262,000)	(338,000)

Net income	3,754,000	3,605,000	10,826,000	9,673,000
Preferred distribution requirements	(1,969,000)	(1,969,000)	(5,907,000)	(5,217,000)

Net income applicable to common shareholders	$1,785,000	$1,636,000	$4,919,000	$4,456,000

Per common share:
Basic	$0.05	$0.06	$0.16	$0.20

Diluted	$0.05	$0.06	$0.15	$0.20

Dividends to common shareholders	$7,752,000	$5,049,000	$21,320,000	$14,430,000

Per common share	$0.225	$0.225	$0.675	$0.675

Weighted average number of common shares outstanding:
Basic	34,484,000	25,390,000	31,660,000	22,305,000

Diluted	34,489,000	25,475,000	31,832,000	22,336,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.

Condolidated Statement of Shareholders’ Equity

Nine months ended September 30, 2006

(unaudited)

	Preferred stock		Common stock

	Shares	$25.00 Liquidation value	Shares	$0.06 Par value	Treasury stock, at cost	Additional paid-in capital	Cumulative distribution in excess of net income	Accumulated other comprehensive income	Unamortized deferred compensation	Total shareholders’ equity

Balance, December 31, 2005	3,550,000	$88,750,000	29,618,000	$1,777,000	$(5,416,000)	$357,000,000	$(49,956,000)	$138,000	$(1,158,000)	$391,135,000
Adoption of SFAS No. 123R						(1,158,000)			1,158,000
Net income							10,826,000			10,826,000
Unrealized gain on change in fair value of cash flow hedges								9,000		9,000

Total comprehensive income										10,835,000

Deferred compensation activity, net			15,000	1,000	(154,000)	516,000				363,000
Net proceeds from common stock sales			5,311,000	319,000		73,734,000				74,053,000
Preferred distribution requirements							(5,907,000)			(5,907,000)
Dividends to common shareholders							(21,320,000)			(21,320,000)
Reallocation adjustment of limited partners’
interest						339,000				339,000

Balance, September 30, 2006	3,550,000	$88,750,000	34,944,000	$2,097,000	$(5,570,000)	$430,431,000	$(66,357,000)	$147,000	$—	$449,498,000

See accompanying notes to consolidated financial statements.

Back to Index

CEDAR SHOPPING CENTERS, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,

	2006	2005

Cash flow from operating activities:
Net income	$10,826,000	$9,673,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Minority interests’ earnings in excess of distributions from consolidated joint ventures	118,000	147,000
Equity in loss of unconsolidated joint venture	40,000	—
Gain on sale of interest in unconsolidated joint venture	(141,000)	—
Limited partners’ interest	262,000	338,000
Straight-line rents	(2,452,000)	(1,669,000)
Depreciation and amortization	25,659,000	13,574,000
Amortization of intangible lease liabilities	(7,713,000)	(2,918,000)
Other	1,450,000	927,000
Increases/decreases in operating assets and liabilities:
Joint venture cash	652,000	(12,000)
Rents and other receivables	(1,087,000)	(1,832,000)
Other assets	(4,270,000)	(4,343,000)
Accounts payable and accrued expenses	(399,000)	2,698,000

Net cash provided by operating activities	22,945,000	16,583,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(146,806,000)	(193,368,000)
Proceeds from sale of interest in unconsolidated joint venture	1,466,000	—
Construction escrows and other	(3,621,000)	494,000

Net cash (used in) investing activities	(148,961,000)	(192,874,000)

Cash flow from financing activities:
Line of credit, net	67,650,000	(7,800,000)
Proceeds from sales of preferred and common stock	74,053,000	153,431,000
Proceeds from mortgage financings	26,333,000	62,817,000
Mortgage repayments	(5,263,000)	(7,764,000)
Contribution from minority interest partner	—	962,000
Distributions to minority interest partners in excess of earnings	(176,000)	(701,000)
Distributions to limited partners	(1,111,000)	(461,000)
Preferred distribution requirements	(5,907,000)	(5,242,000)
Distributions to common shareholders	(21,320,000)	(14,430,000)
Deferred financing costs	(926,000)	(2,288,000)

Net cash provided by financing activities	133,333,000	178,524,000

Net increase in cash and cash equivalents	7,317,000	2,233,000
Cash and cash equivalents at beginning of period	8,601,000	8,457,000

Cash and cash equivalents at end of period	$15,918,000	$10,690,000

See accompanying notes to consolidated financial statements.

Back to Index

Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

(unaudited)

Note 1. Organization

Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company has focused primarily on the ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers located in nine states, largely in the Northeast and mid-Atlantic regions. At September 30, 2006, the Company owned 93 properties, aggregating approximately 9.9 million square feet of gross leasable area (“GLA”).

Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2006 and December 31, 2005, respectively, the Company owned a 95.0% economic interest in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (5.0% at September 30, 2006 and December 31, 2005, respectively) is represented by Operating Partnership Units (“OP Units”), and is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 1,837,000 OP Units outstanding at September 30, 2006 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.

Note 2. Basis of Presentation and Consolidation Policy

The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The 2005 financial statements have been reclassified where necessary to conform to the 2006 presentation. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005.

Back to Index

Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

(unaudited)

In 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) No. 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, which provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest. EITF 04-05 became effective on June 29, 2005 for all newly formed or modified limited partnership arrangements and on January 1, 2006 for all existing limited partnership arrangements. In this connection, the Company deconsolidated the Red Lion joint venture as of January 1, 2006 and recognized its share of the venture’s results under the equity method from that date through May 23, 2006, when its partnership interest was sold.

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and joint venture partnerships in which it participates. With respect to its consolidated joint ventures, the Company has general partnership interests of 25% and 30% and, (1) as the Company is the sole general partner and exercises substantial operating control over these entities pursuant to EITF 04-05, and (2) such entities are not variable-interest entities pursuant to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, the Company has determined that such partnerships should be consolidated for financial statement purposes.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities, and clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing assets or liabilities. The statement establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and applies whenever other standards require assets or liabilities to be measured at fair value. The Company does not expect the adoption of SFAS No. 157, which becomes effective for fiscal years beginning after November 15, 2007, to have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously-filed reports to be amended; such correction should be made in the current period filings. Although still evaluating the impact of adopting the bulletin, which becomes effective on January 1, 2008, the Company does not expect the adoption of SAB 108 to have a material effect on its consolidated financial statements.

Back to Index

Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

(unaudited)

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

Note 3. Supplemental Consolidated Statement of Cash Flows Information

	Nine months ended September 30,

	2006	2005

Supplemental disclosure of cash activities:
Interest paid (including interest capitalized of $2,625,000 and $2,449,000, respectively)	$24,644,000	$11,964,000
Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	228,000	1,089,000
Assumption of mortgage loans payable	(55,983,000)	(69,500,000)
Issuance of OP Units	(4,260,000)	(16,021,000)
Purchase accounting allocations:
Intangible lease assets	25,826,000	15,047,000
Intangible lease liabilities	(30,532,000)	(3,267,000)
Net valuation increases in assumed mortgage loans payable (a)	(484,000)	(5,014,000)
Deconsolidation of Red Lion joint venture:
Real estate, net	$18,365,000
Mortgage loans payable	(16,310,000)
Other assets/liabilities, net	1,721,000
Minority interest	(2,411,000)

Investment in and advances to unconsolidated joint venture, as of January 1, 2006	$1,365,000

(a) The net valuation increases in assumed mortgage loans payable result from adjusting the contract rates of interest (ranging from 5.6% to 7.3% per annum) to market rates of interest (ranging from 5.7% to 6.0% per annum) in 2006, and from contract rates of interest (ranging from 5.5% to 8.0% per annum) to market rates of interest (ranging from 5.0% to 5.2% per annum) in 2005.

Back to Index

Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

(unaudited)

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

Pursuant to a registration statement filed in June 2005 and prospectus supplements thereto (applicable to a total of 7,000,000 shares), the Company is authorized to sell shares of its common stock through registered deferred offering programs. Pursuant to these programs, the Company sold 2,061,000 shares of its common stock during the nine months ended September 30, 2006, at an average price of $15.00 per share, resulting in net proceeds to the Company, after issuance expenses, of approximately $29.9 million.

Note 5. Stock-Based Compensation

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments”, effective January 1, 2006. SFAS No. 123R established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. The statement also defined a fair value based method of accounting for an employee stock option or similar equity instrument. The implementation of the statement has not had a material effect on the consolidated financial statements.

The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants”, are valued at the fair value as of the date of grant, and specify vesting upon the third anniversary of the date of grant. The value of such grants is initially deferred (recorded in Additional Paid In Capital), and amortization of amounts deferred is being charged to operations on a straight-line basis over the respective vesting periods.

Back to Index

Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

(unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Restricted share grants	4,000	75,000	15,000	75,000
Average per share grant price	$14.89	$14.48	$14.72	$14.48
Recorded as deferred compensation	$63,000	$1,089,000	$228,000	$1,089,000
Total charge to operations	$176,000	$62,000	$447,000	$155,000
Non-vested shares:
Non-vested, beginning of period	108,000	14,000	97,000	20,000
Grants	4,000	75,000	15,000	75,000
Vested during period	(3,000)	(1,000)	(3,000)	(7,000)
Forfeitures	—	—	—	—

Non-vested, end of period	109,000	88,000	109,000	88,000

Value of shares vested during the period (based on grant price)	$40,000	$20,000	$40,000	$90,000

Substantially all grants of restricted shares are transferred to Rabbi Trusts, have been classified as treasury stock in the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. At September 30, 2006, approximately 730,000 shares remained available for grants pursuant to the Incentive Plan, and approximately $1,023,000 remained as deferred compensation, to be amortized over various periods ending in July 2009.

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

In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution adjustments, are fully vested, and expire in 2012.

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

Back to Index

Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

(unaudited)

Note 7. Cash in Joint Ventures and Restricted Cash

Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the general and minority interest partners be strictly controlled. Cash at joint ventures amounted to $466,000 and $1,385,000 at September 30, 2006 and December 31, 2005, respectively.

The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established; it is not available to fund other property-level or Company-level obligations. Restricted cash amounted to $10,824,000 and $9,030,000 at September 30, 2006 and December 31, 2005, respectively.

Note 8. Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), regarding accounting for and disclosure of uncertain tax positions. This interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on the Company’s consolidated financial statements.

Note 9. Acquisition/Disposition Activity

On January 31, 2006, the Company acquired the Shore Mall in Egg Harbor Township, NJ, a 621,000 sq. ft. shopping center, together with an adjacent 50 acres of undeveloped land, for an aggregate purchase price of approximately $37.8 million, including closing costs. The total acquisition cost for the shopping center and the land was financed by (1) the assumption of approximately $30.9 million of existing financing bearing interest at a rate of 7.01% per annum and maturing in August 2008, (2) the assumption of approximately $3.1 million in preferred partnership payments through January 2009, (3) the issuance of approximately 19,000 OP Units to the Company’s Chairman (having a value of approximately $287,000), and (4) approximately $3.5 million funded from the Company’s secured revolving credit facility. The Company’s Chairman had approximately an 8% limited partnership interest in the selling entities. In connection with the acquisition, the independent members of the Company’s Board of Directors obtained an appraisal in support of the purchase price and the consideration given. The Company had previously held an option to acquire the property, and had, together with its predecessor companies, been providing property management, leasing, construction management and legal services to the property since 1986.

Back to Index

Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

(unaudited)

On May 23, 2006, the Company sold its 20% interest in the unconsolidated joint venture partnership which owned the Red Lion shopping center, located in Philadelphia, PA, for net proceeds of approximately $1.5 million and the transfer of the mortgage loan on the property of approximately $16.2 million. In connection with the transaction, the Company recognized a gain of approximately $141,000. On May 23, 2006, the Company acquired the remaining 50% interest in the LA Fitness facility, located in Fort Washington, PA, for a purchase price of $2.5 million, plus certain costs and adjustments; the total outstanding mortgage loan on the property was approximately $4.9 million at the time. The excess of the purchase price and adjustments over the carrying value of the minority interest partner’s account (approximately $1.8 million) was recorded in the Company’s real estate asset account. The minority interests in both the Red Lion and LA Fitness facility partnerships were sponsored by the same corporate entity.

On June 9, 2006, the Company acquired the Gold Star Plaza shopping center in Shenandoah, PA, an approximately 72,000 sq. ft. shopping center, for a purchase price of approximately $8.2 million, including closing costs. The acquisition cost for the shopping center was financed by (1) the assumption of approximately $2.8 million of existing financing bearing interest at a rate of 7.25% per annum and maturing in May 2019, (2) the issuance of approximately 270,000 OP Units (having a value of approximately $4.0 million), and (3) approximately $1.4 million funded from the Company’s secured revolving credit facility.

On July 19, 2006, the Company acquired the Trexlertown Plaza shopping center in Trexlertown, PA, an approximately 241,000 sq. ft. supermarket-anchored shopping center, for a purchase price of approximately $34.3 million, including closing costs. The acquisition also includes development land parcels aggregating approximately 35 acres. The Trexlertown Plaza shopping center and the development land parcels are adjacent to the Company’s Trexlertown Mall property acquired in 2005. The acquisition cost was funded from the Company’s secured revolving credit facility.

On July 19, 2006, the Company acquired the Shaw’s Plaza shopping center in Raynham, MA, an approximately 177,000 sq. ft. supermarket-anchored shopping center, for a purchase price of approximately $29.2 million, including closing costs. The acquisition cost was funded from (1) the assumption of approximately $14.2 million of existing financing bearing interest at a rate of 5.58% per annum and maturing in March 2014, and (2) approximately $15.0 million from the Company’s secured revolving credit facility.

Back to Index

Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

(unaudited)

On July 21, 2006, the Company acquired the Stonehedge Square shopping center in Carlisle, PA, an approximately 89,000 sq. ft. supermarket-anchored shopping center, for a purchase price of approximately $13.7 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.

On July 26, 2006, the Company acquired the Oakhurst Plaza shopping center in Harrisburg, PA, an approximately 111,000 sq. ft. supermarket-anchored shopping center, for a purchase price of approximately $22.7 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.

On August 23, 2006, the Company acquired the Annie Land Plaza shopping center in Lovingston, VA, an approximately 43,000 sq. ft. supermarket-anchored shopping center, for a purchase price of approximately $4.1 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.

On September 27, 2006, the Company acquired the Long Reach Village shopping center in Columbia, MD, an approximately 105,000 sq. ft. supermarket-anchored shopping center, for a purchase price of approximately $8.6 million, including closing costs. The acquisition cost was funded from (1) the assumption of approximately $4.9 million of existing financing bearing interest at a rate of 5.69% per annum and maturing in March 2014, and (2) approximately $3.7 million from the Company’s secured revolving credit facility.

On September 28, 2006, the Company acquired the Hannaford Plaza shopping center in Norwood, MA, an approximately 102,000 sq. ft. supermarket-anchored shopping center, for a purchase price of approximately $9.4 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.

The Company also acquired five additional tracts of land for future development during the nine months ended September 30, 2006. The parcels, located in Pennsylvania (four) and New York (one), aggregated approximately 58 acres, and cost an aggregate of approximately $7.1 million, including closing costs. The acquisition costs were funded from the Company’s secured revolving credit facility.

The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2006 and 2005 as if all property acquisitions/dispositions and preferred stock offerings from January 1, 2005 through September 30, 2006 were all completed as of January 1, 2005. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2005, nor do they purport to predict the results of operations for future periods.

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Revenues	$32,849,000	$29,907,000	$99,738,000	$89,055,000
Net income applicable to common shareholders	$1,528,000	$1,905,000	$4,229,000	$5,775,000
Per common share (basic and diluted)	$0.04	$0.08	$0.13	$0.26
Weighted average number of common shares outstanding	34,484,000	25,390,000	31,660,000	22,305,000

Back to Index

Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

(unaudited)

Note 10. Secured Revolving Credit Facility

The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended (including the latest amendment effective as of October 20, 2006), is expandable to $400 million, subject to certain conditions, and will expire in January 2009, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $215.1 million at September 30, 2006 (including the bridge loan facility described below), and such borrowings bore interest at an average rate of 6.68% per annum (the average rate, reflecting the October 20, 2006 amendment, would have been 6.58% per annum). Borrowings under the facility incurred interest at a rate of LIBOR plus 135 basis points (“bps”) for the nine months ended September 30, 2006; the bps spread under the terms of the facility, as amended, will range from 110 bps to 145 bps over LIBOR depending upon the Company’s leverage ratio, as defined. The facility also requires an unused portion fee of 15 bps. Based on covenants and collateral in place as of September 30, 2006 (and reflecting the October 20, 2006 amendment and additional collateral pledged at that time), the Company was permitted to draw up to approximately $254.3 million, of which approximately $39.2 million remained available at that date.

In connection with the aforementioned amendment, the Company arranged a bridge loan facility with Bank of America, N.A. for an aggregate amount of $57.4 million, bearing interest at the same rate as the Company’s secured revolving credit facility, which amount remained outstanding from July 27, 2006 until it was repaid on October 20, 2006.

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

September 30, 2006

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

The value of in-place leases is measured by the excess of (1) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (2) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the non-cancelable terms of the respective leases. The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.

With respect to substantially all of the Company’s acquisitions through September 30, 2006, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis, to the applicable intangible asset and liability accounts. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $50,742,000 and $27,943,000 at September 30, 2006 and December 31, 2005, respectively. The amounts recorded as of September 30, 2006 include the purchase accounting allocations applicable to substantially all property acquisitions concluded during the latter part of 2005 and through September 30, 2006.

As a result of recording the intangible lease assets and liabilities, (1) revenues were increased by $3,042,000 and $1,074,000 for the three months ended September 30, 2006 and 2005, respectively, relating to the amortization of intangible lease liabilities, and (2) depreciation and amortization expense was increased correspondingly by $3,313,000 and $1,806,000 for the respective three-month periods. For the nine months ended September 30, 2006 and 2005, (1) revenues were increased by $7,713,000 and $2,918,000, respectively, relating to the amortization of intangible lease liabilities, and (2) depreciation and amortization expense was increased correspondingly by $8,865,000 and $4,004,000 for the respective nine-month periods.

Back to Index

Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

(unaudited)

Note 12. Deferred Charges

Deferred charges consist of (1) lease origination costs ($14,618,000 and $11,433,000 at September 30, 2006 and December 31, 2005, respectively), including intangible lease assets resulting from purchase accounting allocations ($11,383,000 and $8,856,000, respectively), (2) financing costs incurred in connection with the Company’s secured revolving credit facility and other long-term debt ($5,095,000 and $5,521,000 at September 30, 2006 and December 31, 2005, respectively), and (3) other deferred charges ($1,634,000 and $685,000 at September 30, 2006 and December 31, 2005, respectively). Such costs are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $1,138,000 and $836,000 for the three months ended September 30, 2006 and 2005, respectively, and $3,238,000 and $1,917,000 for the nine months ended September 30, 2006 and 2005, respectively.

Note 13. Derivative Financial Instruments

During the three months ended September 30, 2006, the Company recognized a loss of $169,000, representing the change in the fair value of derivatives. Of this amount, a $118,000 loss was charged to minority interests in consolidated joint ventures, a $48,000 loss was recorded in accumulated other comprehensive income, and a $3,000 loss was charged to limited partners’ interest. During the three months ended September 30, 2005, the Company recognized a gain of $162,000, representing the change in the fair value of derivatives. Of this amount, a $151,000 gain was credited to accumulated other comprehensive income (loss) and an $11,000 gain was credited to limited partners’ interest.

During the nine months ended September 30, 2006, the Company recognized a gain of $31,000, representing the change in the fair value of derivatives. Of this amount, a $22,000 gain was credited to minority interests in consolidated joint ventures, a $9,000 gain was recorded in accumulated other comprehensive income, and no gain or loss was recorded to limited partners’ interest. During the nine months ended September 30, 2005, the Company recognized a gain of $245,000 representing the change in the fair value of derivatives. Of this amount, a $238,000 gain was credited to accumulated other comprehensive income (loss) and a $7,000 gain was credited to limited partners’ interest.

Back to Index

Cedar Shopping Centers, Inc.

Notes to Consolidated Financial Statements

September 30, 2006

(unaudited)

Note 14. Subsequent Events

On October 12, 2006, the Company acquired a 34 acre tract of land in Harrisburg, PA for future development, at an aggregate cost of approximately $13.7 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.

On October 26, 2006, the Company acquired the Gahanna convenience center in New Albany, OH, an approximately 48,000 sq. ft. drug store-anchored shopping center, for a purchase price of approximately $7.0 million, including closing costs. The acquisition cost for the shopping center was financed by (1) approximately $5.2 million of new first mortgage financing bearing interest at a rate of 5.82% per annum and maturing in November 2016, (2) the issuance of approximately 49,000 OP Units (having a value of approximately $800,000), and (3) approximately $1.0 million funded from the Company’s secured revolving credit facility.

On October 30, 2006, the Company’s Board of Directors approved a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board approved a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on November 20, 2006 to shareholders of record on November 10, 2006.

Back to Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated, self-administered and self-managed real estate company, and focuses primarily on the ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers; the Company’s existing properties are located in nine states, largely in the Northeast and mid-Atlantic regions. At September 30, 2006, the Company had a portfolio of 93 properties totaling approximately 9.9 million square feet of GLA, including 89 wholly-owned properties comprising approximately 9.4 million square feet and four properties owned through joint ventures comprising approximately 485,000 square feet. At September 30, 2006, the portfolio of wholly-owned properties was comprised of (1) 82 “stabilized” properties (those properties not designated as “development/redevelopment” properties and which are at least 80% leased), with an aggregate of 8.5 million square feet of GLA, which were approximately 94% leased, (2) four development/redevelopment properties with an aggregate of 668,000 square feet of GLA, which were approximately 60% leased, and (3) three non-stabilized properties with an aggregate of 267,000 square feet of GLA, which are presently being re-tenanted and which were approximately 70% leased. The four properties owned in joint venture are all “stabilized” properties and are 100% leased. The entire 93 property portfolio was approximately 91% leased at September 30, 2006.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware, and through which the Company conducts substantially all of its business. At September 30, 2006, the Company owned approximately 95% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

The Company continues to seek opportunities to acquire stabilized properties and properties suited for development and/or redevelopment activities where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in regions beyond its present markets in the event such opportunities were consistent with its focus, could be effectively controlled and managed, have the potential for favorable investment returns, and would contribute to increased shareholder value.

Back to Index

Summary of Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and purchase accounting allocations related thereto, asset impairment, and derivatives used to hedge interest-rate risks. Management’s estimates are based both on information that is currently available and on various other assumptions management believes to be reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

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

The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable and the allowance for bad debts by considering historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income, whereas a lower bad debt allowance would result in higher net income.

Back to Index

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

The Company applies SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”, in valuing real estate acquisitions. In connection therewith, the fair value of real estate acquired is allocated to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. The value of in-place leases is measured by the excess of (1) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (2) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the non-cancelable terms of the respective leases. The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time. Management is required to make subjective assessments in connection with its valuation of real estate acquisitions. These assessments have a direct impact on net income, because (1) above-market and below-market lease intangibles are amortized to rental income, and (2) the value of other intangibles is amortized to expense. Accordingly, higher allocations to below-market lease liability and other intangibles would result in higher rental income and amortization expense, whereas lower allocations to below-market lease liability and other intangibles would result in lower rental income and amortization expense.

The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair market value. A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.

Back to Index

Results of Operations

Acquisitions. Differences in results of operations between the three and nine months ended September 30, 2006 and 2005, respectively, were driven largely by acquisitions. During the period January 1, 2005 through September 30, 2006, the Company acquired 62 shopping and convenience centers aggregating approximately 5.2 million sq. ft. of GLA for a total cost of approximately $579.7 million. Income before minority and limited partners’ interests and preferred distribution requirements increased to $4.2 million during the three months ended September 30, 2006 from $4.1 million during the three months ended September 30, 2005. Income before minority and limited partners’ interests and preferred distribution requirements increased to $12.0 million during the nine months ended September 30, 2006 from $11.0 million during the nine months ended September 30, 2005.

Comparison of the quarter ended September 30, 2006 to the quarter ended September 30, 2005

			Increase	Percentage change	Acquisitions/ dispositions	Properties held throughout both periods
	Three months ended September 30,

	2006	2005

Rents and expense recoveries	$31,683,000	$20,397,000	$11,286,000	55%	$10,177,000	$1,109,000
Property operating expenses	8,581,000	5,622,000	2,959,000	53%	2,505,000	454,000
Depreciation and amortization	9,002,000	5,643,000	3,359,000	60%	3,262,000	97,000
General and administrative	1,431,000	1,317,000	114,000	9%	n/a	n/a
Non-operating income and expense, net (1)	8,742,000	3,833,000	4,909,000	128%	n/a	n/a
(1)	Non-operating income and expense consists principally of interest expense and amortization of deferred financing costs.

Properties held throughout both periods. The Company held 57 properties throughout the third quarters of both 2006 and 2005. Rents and expense recoveries increased primarily as a result of lease commencements at the Camp Hill, Hamburg and Meadows Marketplace development properties ($743,000), accelerated amortization of intangible lease liabilities related to a tenant which vacated its premises before the scheduled lease expiration date ($828,000), and an increase in real estate tax recoveries on the Giltz portfolio ($179,000), partially offset by an approximately 1.8% decrease in occupancy at stabilized properties owned throughout both periods. Property operating expenses increased primarily as a result of an increase in real estate tax expense ($299,000), and other operating expenses ($138,000). Depreciation and amortization expense increased primarily as a result of development properties placed in service.

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

Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

			Increase	Percentage change	Acquisitions/ dispositions	Properties held throughout both periods
	Nine months ended September 30,

	2006	2005

Rents and expense recoveries	$91,490,000	$53,822,000	$37,668,000	70%	$34,259,000	$3,409,000
Property operating expenses	26,154,000	15,584,000	10,570,000	68%	9,430,000	1,140,000
Depreciation and amortization	25,659,000	13,574,000	12,085,000	89%	10,587,000	1,498,000
General and administrative	4,220,000	3,483,000	737,000	21%	n/a	n/a
Non-operating income and expense, net (1)	24,165,000	10,518,000	13,647,000	130%	n/a	n/a
(1)

Non-operating income and expense consists principally of interest expense, amortization of deferred financing costs, and equity in (loss) of, and gain on sale of interest in, an unconsolidated joint venture.

Properties held throughout both periods. The Company held 30 properties throughout the first nine months of both 2006 and 2005. Overall rents and expense recoveries increased primarily as a result of lease commencements at the Camp Hill, Carbondale, Hamburg and Meadows Marketplace development properties ($3,202,000), and accelerated amortization of intangible lease liabilities related to tenants which vacated their premises before the scheduled lease expiration dates ($1,146,000), partially offset by an approximately 2.0% decrease in occupancy at stabilized properties owned throughout both periods. Property operating expenses increased primarily as a result of an increase in the provision for bad debts ($969,000), an increase in real estate tax expense ($225,000), and an increase in repairs and maintenance, and other operating expenses ($307,000), partially offset by a decrease in snow removal costs ($298,000). Depreciation and amortization expense increased primarily as a result of development properties being placed in service.

General and administrative expenses. General and administrative expenses increased primarily as a result of the Company’s growth throughout 2005 and continuing into 2006.

Back to Index

Non-operating income and expense. Interest expense increased as a result of a higher level of borrowings generally used to finance property acquisitions, and higher short-term interest rates.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, and preferred and common dividend distributions, primarily from operating cash flows and net proceeds from the sales of common stock under the registered deferred offering programs; the Company also has used its secured revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with the secured revolving credit facility and property-specific construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, and the issuance of additional OP Units.

The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder; the facility is expandable to $400 million, subject to certain conditions, and will expire in January 2009, subject to a one-year extension option. As of September 30, 2006, based on covenants and collateral in place (and reflecting the October 20, 2006 amendment and additional collateral pledged at that time), the Company was permitted to draw up to approximately $254.3 million, of which approximately $39.2 million remained available as of that date. The credit facility is used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and other financial statement ratios. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available.

At September 30, 2006, the Company’s financial liquidity was provided by (1) $15.9 million in cash and cash equivalents, (2) $39.2 million available under the secured revolving credit facility, (3) $9.0 million available under the Camp Hill construction financing agreement, and (4) proceeds from sales of common stock under the registered deferred offering programs. Mortgage loans payable at September 30, 2006 consisted of fixed-rate notes totaling $396.2 million (with a weighted average interest rate of 5.7%) and variable-rate notes totaling $260.4 million, including $215.1 million under the secured revolving credit facility (with a combined weighted average interest rate of 6.8%). Total mortgage loans payable have an overall weighted average interest rate of 6.1% and mature at various dates through 2021.

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

Back to Index

Net Cash Flows

Operating Activities

Net cash flows provided by operating activities amounted to $22.9 million during the nine months ended September 30, 2006, compared to net cash flows provided by operating activities of $16.6 million during the nine months ended September 30, 2005. The increase in operating cash flows during the first nine months of 2006 as compared with the first nine months of 2005 was primarily the result of property acquisitions.

Investing Activities

Net cash flows used in investing activities were $149.0 million during the nine months ended September 30, 2006 and $192.9 million during the nine months ended September 30, 2005, and were primarily the result of the Company’s property acquisition program. During the first nine months of 2006, the Company acquired nine shopping centers, the remaining 50% interest in a tenth, land for future development, and sold its interest in an unconsolidated joint venture. During the first nine months of 2005, the Company acquired 41 shopping and convenience centers.

Financing Activities

Net cash flows provided by financing activities were $133.3 million during the nine months ended September 30, 2006 and $178.5 million during the nine months ended September 30, 2005. During the first nine months of 2006, the Company received $74.0 million in net proceeds from the settlement of the forward sales agreement and sales of common stock under registered deferred offering programs, net borrowings of $67.7 million under the Company’s secured revolving credit facility, and $26.3 million in net proceeds from mortgage financings, offset by preferred and common stock dividend distributions of $27.2 million, the repayment of mortgage obligations of $5.3 million, distributions paid to minority and limited partners’ interests of $1.3 million, and the payment of financing costs of $0.9 million. During the first nine months of 2005, the net amount included $153.4 million in net proceeds from public offerings, $62.8 million in proceeds from mortgage financings, and a $1.0 million contribution from a minority interest partner, offset by $19.7 million in distributions to common and preferred shareholders, net repayments of $7.8 million under the Company’s secured revolving credit facility, the repayment of mortgage obligations of $7.8 million, the payment of financing costs of $2.3 million, and distributions paid to minority and limited partners’ interests of $1.1 million.

Back to Index

Funds From Operations

Funds From Operations (“FFO”) is a widely-recognized measure of REIT performance. The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). In computing FFO, the Company does not add back to net income applicable to common shareholders the amortization of costs incurred in connection with its financing or hedging activities, or depreciation of non-real estate assets, but does add back to net income applicable to common shareholders those items that are defined as “extraordinary” under GAAP. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income applicable to common shareholders (determined in accordance with GAAP) as an indication of the Company’s financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of liquidity. As the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. FFO is not indicative of cash available to fund ongoing cash needs. The following table sets forth the Company’s calculations of FFO for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,

	2006	2005	2006	2005

Net income applicable to common shareholders	$1,785,000	$1,636,000	$4,919,000	$4,456,000
Add (deduct):
Depreciation and amortization	8,963,000	5,624,000	25,563,000	13,525,000
Limited partners’ interest	95,000	224,000	262,000	338,000
Minority interests in consolidated joint ventures	324,000	307,000	943,000	950,000
Equity in loss of unconsolidated joint venture	—	—	40,000	—
Minority interests’ share of FFO applicable to consolidated joint ventures	(438,000)	(554,000)	(1,350,000)	(1,678,000)
Gain on sale of interest in unconsolidated joint ventutre	—	—	(141,000)	—
FFO from unconsolidated joint venture	—	—	(5,000)	—

Funds from operations	$10,729,000	$7,237,000	$30,231,000	$17,591,000

FFO per common share (assuming conversion of OP Units):
Basic	$0.30	$0.27	$0.91	$0.75

Diluted	$0.30	$0.27	$0.90	$0.75

Weighted average number of common shares:
Shares used in determination of basic earnings per share	34,484,000	25,390,000	31,660,000	22,305,000
Additional shares assuming conversion of OP Units (basic)	1,837,000	1,578,000	1,675,000	1,088,000

Shares used in determination of basic
FFO per share	36,321,000	26,968,000	33,335,000	23,393,000

Shares used in determination of diluted earnings per share	34,489,000	25,475,000	31,832,000	22,336,000
Additional shares assuming conversion of OP Units (diluted)	1,846,000	1,585,000	1,683,000	1,093,000

Shares used in determination of diluted FFO per share	36,335,000	27,060,000	33,515,000	23,429,000

Back to Index

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk facing the Company is interest rate risk on its variable-rate mortgage loans payable and secured revolving credit facility. The Company will, when advantageous, hedge its interest rate risk using derivative financial instruments. The Company is not subject to foreign currency risk.

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

At September 30, 2006, long-term debt consisted of fixed- and variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $396.2 million of fixed rate indebtedness outstanding was 5.7%, with maturities at various dates through 2021. The average interest rate on the Company’s $260.4 million of variable-rate debt was 6.8%, with maturities at various dates through 2009. Based upon the amount of variable-rate debt outstanding at September 30, 2006, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $2,604,000 per annum.

Back to Index

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the SEC’s rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of September 30, 2006, and have determined that such disclosure controls and procedures are effective.

During the three months ended September 30, 2006, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

November 6, 2006