Form 10-K
period 2006-12-31
CEDAR SHOPPING CENTERS INC
filed 2007-03-14
CIK 761648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-31817
CEDAR SHOPPING CENTERS, INC.
(Exact name of registrant as specified in its charter)

Maryland	42-1241468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

44 South Bayles Avenue, Port Washington, NY (Address of principal executive offices)	11050-3765 (Zip Code)
Registrant’s telephone number, including area code: (516) 767-6492
Securities registered pursuant to Section 12(b) of the Act:

Name of each exchange on
Title of each class	which registered
Common Stock, $0.06 par value	New York Stock Exchange
8-7/8% Series A Cumulative Redeemable
Preferred Stock, $25.00 Liquidation Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Based on the closing sales price on June 30, 2006 of $14.72 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $490,290,000.
The number of shares outstanding of the registrant’s Common Stock $.06 par value was 44,127,113 on February 28, 2007.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2007 annual meeting of shareholders are incorporated herein by reference.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s beliefs, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, expectations or intentions, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such differences include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants; the continuing availability of suitable acquisitions, and development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital in the public and private markets; changes in interest rates; the fact that returns from development, redevelopment and acquisition activities may not be at expected levels or at expected times; inherent risks in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, changes in governmental regulations related thereto, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to repay or refinance debt obligations when due. The Company does not intend, and disclaims any duty or obligation, to update or revise any forward-looking statements set forth in this report to reflect any change in expectations, change in information, new information, future events or other circumstances on which such information may have been based. See Item 1A. “Risk Factors” elsewhere herein.

Part I.
Items 1 and 2. Business and Properties
General
     Cedar Shopping Centers, Inc. (the “Company”), organized in 1984, is a fully-integrated, self-administered and self-managed real estate company, which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers; the Company’s existing properties are located in nine states, largely in the Northeast and Mid-Atlantic regions. At December 31, 2006, the Company had a portfolio of 97 properties totaling approximately 10.1 million square feet of gross leasable area (“GLA”), including 93 wholly-owned properties comprising approximately 9.6 million square feet and four properties owned through joint ventures comprising approximately 485,000 square feet. At December 31, 2006, the portfolio of wholly-owned properties was comprised of (1) 86 “stabilized” properties (those properties at least 80% leased and not designated as “development/redevelopment” properties), with an aggregate of 8.6 million square feet of GLA, which were approximately 95.2% leased, (2) three development/redevelopment properties with an aggregate of 650,000 square feet of GLA, which were approximately 61.1% leased, and (3) four non-stabilized properties with an aggregate of 305,000 square feet of GLA, which are presently being re-tenanted and which were approximately 71.3% leased. The four properties owned in joint venture are all “stabilized” properties and are 100.0% leased. The entire 97 property portfolio was approximately 92.5% leased at December 31, 2006. In addition, the Company has a 49% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, PA.
     The Company has elected to be taxed as a real estate investment trust (“REIT”) under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT under those provisions, the Company must have a significant percentage of its assets invested in, and income derived from, real estate and related sources. The Company’s objectives are to provide to its shareholders a professionally managed, diversified portfolio of commercial real estate investments (primarily supermarket-anchored shopping centers and drug store-anchored convenience centers), which will provide substantial cash flow, currently and in the future, taking into account an acceptable modest risk profile, and which will present opportunities for additional growth in income and capital appreciation.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2006, the Company owned approximately 95.7% of the Operating Partnership and is its sole general partner. Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
     The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make payments required by the terms of their leases. The Company focuses its investment activities on supermarket-anchored community shopping centers and drug store-anchored convenience centers. The Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, that the nature of its investments provide relatively stable revenue flows even during difficult economic times.

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
     The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms “we”, “our”, “us”, “Company” and “Operating Partnership” (including their respective subsidiaries and affiliates) refer to the business and properties of all these entities, unless the context otherwise requires. The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York 11050-3765 (telephone 516-767-6492). The Company also currently maintains property management, construction management and/or leasing offices at several of its shopping-center properties. The Company’s website can be accessed at www.cedarshoppingcenters.com, where a copy of the Company’s Forms 10-K, 10-Q, 8-K and other filings with the Securities and Exchange Commission (“SEC”) can be obtained free of charge. These SEC filings are added to the website as soon as reasonably practicable. The Company’s Code of Ethics, corporate governance guidelines and committee charters are also available on the website. This information is also available by written request to Investor Relations at the executive office address set forth above.
     The Company’s executive office at 44 South Bayles Avenue, Port Washington, New York, is located in 8,600 square feet (including 1,100 additional square feet effective April 1, 2007) which it leases from a partnership owned 24% by the Company’s Chairman; the terms of the leases expire over periods ending in March 2012. The Company believes that the terms of the leases are at fair market value.

The Company’s Properties
     The following tables summarize information relating to the Company’s properties as of December 31, 2006:

	Number of			Buildings and		Accumulated	Net book
State	properties	GLA	Land	improvements	Total cost	depreciation	value

Pennsylvania	39	5,460,000	$105,300,000	$528,723,000	$634,023,000	$39,354,000	$594,669,000

Massachusetts	5	861,000	30,264,000	125,026,000	155,290,000	6,584,000	148,706,000

Virginia	13	734,000	26,863,000	93,033,000	119,896,000	4,403,000	115,493,000

Ohio	22	754,000	15,898,000	68,636,000	84,534,000	4,189,000	80,345,000

Connecticut	4	685,000	12,807,000	70,255,000	83,062,000	4,499,000	78,563,000

New Jersey	3	854,000	10,613,000	53,595,000	64,208,000	2,939,000	61,269,000

Maryland	5	446,000	6,588,000	30,810,000	37,398,000	1,993,000	35,405,000

Michigan	2	196,000	2,541,000	10,549,000	13,090,000	501,000	12,589,000

New York	4	71,000	4,166,000	8,398,000	12,564,000	376,000	12,188,000

Total property portfolio	97	10,061,000	215,040,000	989,025,000	1,204,065,000	64,838,000	1,139,227,000

Land held for development	n/a	n/a	35,420,000	2,492,000	37,912,000	—	37,912,000

	97	10,061,000	$250,460,000	$991,517,000	$1,241,977,000	$64,838,000	$1,177,139,000

	Number				Annualized	Percentage
	of		Percentage	Annualized	base rent	annualized
Tenant	stores	GLA	of GLA	base rent	per sq ft	base rents

Top ten tenants (a):
Giant Foods/Stop & Shop	17	1,036,000	10.3%	$13,654,000	$13.18	13.9%
SuperValu/Farm Fresh/Shop ‘n Save/Shaw’s/Acme	12	713,000	7.1%	6,301,000	8.84	6.4%
Discount Drug Mart	13	332,000	3.3%	3,072,000	9.25	3.1%
LA Fitness	4	168,000	1.7%	2,422,000	14.42	2.5%
CVS/Eckerd	15	161,000	1.6%	2,358,000	14.65	2.4%
Staples	7	151,000	1.5%	2,063,000	13.66	2.1%
Food Lion/Hannaford	7	248,000	2.5%	2,021,000	8.15	2.1%
A&P/Super Fresh	2	116,000	1.2%	1,540,000	13.28	1.6%
Boscov’s	2	347,000	3.4%	1,471,000	4.24	1.5%
Ukrop’s Super Markets	2	106,000	1.1%	1,423,000	13.42	1.5%

Sub-total top ten tenants	81	3,378,000	33.6%	36,325,000	10.75	37.0%

Remaining tenants	964	5,933,000	58.9%	61,754,000	10.41	63.0%

Sub-total all tenants	1,045	9,311,000	92.5%	98,079,000	10.53	100.0%

Vacant space (b)	n/a	750,000	7.5%	n/a	n/a	n/a

Total (including vacant space)	1,045	10,061,000	100.0%	$98,079,000	$9.75	n/a

(a)	Based on annualized base rent.

(b)	Includes vacant space at properties presently undergoing development and/or redevelopment activities.

						Percentage
	Number		Percentage	Annualized	Annualized	of annualized
Year of lease	of leases	GLA	of GLA	expiring	expiring base	expiring
expiration	expiring	expiring	expiring	base rents	rents per sq ft	base rents

Month-To-Month	63	143,000	1.5%	$1,733,000	$12.12	1.8%
2007	150	435,000	4.7%	5,782,000	13.29	5.9%
2008	155	762,000	8.2%	8,774,000	11.51	8.9%
2009	160	865,000	9.3%	8,624,000	9.97	8.8%
2010	124	1,135,000	12.2%	10,557,000	9.30	10.8%
2011	108	733,000	7.9%	7,849,000	10.71	8.0%
2012	62	490,000	5.3%	4,731,000	9.66	4.8%
2013	29	255,000	2.7%	2,494,000	9.78	2.5%
2014	30	535,000	5.7%	4,856,000	9.08	5.0%
2015	33	391,000	4.2%	4,028,000	10.30	4.1%
2016	35	448,000	4.8%	4,385,000	9.79	4.5%
Thereafter	96	3,119,000	33.5%	34,266,000	10.99	34.9%

	1,045	9,311,000	100.0%	98,079,000	10.53	100.0%

Vacant space (a)	n/a	750,000	n/a	n/a	n/a	n/a

Total portfolio	1,045	10,061,000	n/a	$98,079,000	$9.75	n/a

(a)	Includes vacant space at properties presently undergoing development and/or redevelopment activities.

     The terms of the Company’s retail leases vary from tenancies at will to 25 years, excluding extension options. Anchor tenant leases are typically for 10 to 25 years, with one or more extension options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for 5-year terms. The longer terms of major tenant leases serve to protect the Company against significant vacancies and to assure the presence of strong tenants which draw consumers to its centers. The shorter terms of smaller store leases allow the Company under appropriate circumstances to adjust rental rates periodically for non-major store space and, where possible, to upgrade or adjust the overall tenant mix.
     Most leases contain provisions requiring tenants to pay their pro rata share of real estate taxes and certain operating costs. Some leases also provide that tenants pay percentage rent based upon sales volume generally in excess of certain negotiated minimums.
     Giant Food Stores, Inc. (“Giant Foods”) and Stop & Shop, Inc., which are both owned by Ahold N.V., a Netherlands corporation, collectively leased approximately 10% of the Company’s GLA at December 31, 2006 and accounted for approximately 14% of the Company’s total revenues during 2006. No other tenants leased more than 10% of GLA at December 31, 2006, contributed more than 10% of total revenues during 2006, or had a net book value equal to more than 10% of total assets at December 31, 2006.
     Depreciation on all the Company’s properties is calculated using the straight-line method over the estimated useful lives of the respective real properties and improvements, which range from three to forty years.
Acquisitions/Dispositions in 2006
     During 2006, the Company acquired 13 shopping and convenience centers containing approximately 1.7 million sq. ft. of GLA for an aggregate purchase price of approximately $177.3 million. The Company also acquired eight tracts of land for development. The parcels, located in Pennsylvania (six) and New York (two), aggregated approximately 179 acres, and cost an aggregate of approximately $32.5 million. Information relating to the acquired properties is summarized as follows:

	Number of		Acquisition
Property	properties	GLA	cost (1)

Shore Mall (2)(3)	1	621,000	$45,048,000
Shaw’s Plaza	1	177,000	30,678,000
Trexlertown Plaza (2)	1	241,000	29,128,000
Oakhurst Plaza	1	111,000	22,715,000

	4	1,150,000	127,569,000
Other operating properties (4)	9	584,000	80,637,000

Total operating properties	13	1,734,000	208,206,000

Land held for development	8	179.41 acres	32,486,000

Total properties acquired (5)			$240,692,000

(1)	Amounts include purchase accounting allocations totaling $30,922,000.

(2)	Excludes cost of undeveloped land parcels acquired as part of the transactions (separately included in “land held for development”).

(3)	The Company’s Chairman had approximately an 8% limited partnership interest in the selling entities. In connection with the acquisition,

the independent members of the Company’s Board of Directors obtained an appraisal in support of the purchase price and the consideration given. The Company had previously held an option to acquire the property, and had, together with its predecessor companies, been providing property management, leasing, construction management and legal services to the property since 1986.

(4)	These nine properties, acquired individually and not as part of a portfolio, had acquisition costs of less than $20.0 million each. The amount includes $11,814,000 of purchase accounting allocations applicable to properties acquired during 2005.

(5)	In addition , the Company has a 49% interest in an unconsolidated joint venture, which owns a single-tenant office property located in Philadelphia, PA.
     On May 23, 2006, the Company sold its 20% interest in the unconsolidated joint venture partnership which owned the Red Lion shopping center, located in Philadelphia, PA, for net proceeds of approximately $1.5 million and the transfer of the mortgage loan on the property of approximately $16.2 million. In connection with the transaction, the Company recognized a gain of approximately $141,000. Also on May 23, 2006, the Company acquired the remaining 50% interest in an LA Fitness facility, located in Fort Washington, PA, for a purchase price of $2.5 million, plus certain costs and adjustments; the total outstanding mortgage loan on the property was approximately $4.9 million at the time. The excess of the purchase price and adjustments over the carrying value of the minority interest partner’s account (approximately $1.8 million) was recorded in the Company’s real estate asset account. The minority interests in both the Red Lion and LA Fitness facility partnerships were sponsored by the same corporate entity.
Competition
     The Company believes that competition for the acquisition and operation of retail shopping and convenience centers is highly fragmented. It faces competition from institutional investors, public and private REITs, owner-operators engaged in the acquisition, ownership and leasing of shopping centers, as well as from numerous local, regional and national real estate developers and owners in each of its markets. It also faces competition in leasing available space at its properties to prospective tenants. Competition for tenants varies depending upon the characteristics of each local market in which the Company owns and manages properties. The Company believes that the principal competitive factors in attracting tenants in its market areas are location, price and other terms, the presence of anchor tenants, the mix and quality of other tenants, and maintenance and appearance of its properties.
Environmental Matters
     Under various federal, state, and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at property owned, leased, managed or otherwise operated by such person, and may be held liable to a governmental entity or to third parties for property damage, and for investigation and clean up costs in connection with such contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such conditions, may adversely affect the owner’s, lessor’s or operator’s ability to sell or rent such property or to arrange financing using such property as collateral. In connection with the ownership, operation and management of real properties, the Company may potentially become liable for removal or remediation costs, as well as certain other related costs and liabilities, including governmental fines and injuries to persons and/or property.
     The Company believes that environmental studies generally conducted at the time of acquisition with respect to substantially all of its properties have not revealed environmental liabilities that would have a material adverse affect on its business, results of operations or liquidity. However, no assurances can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities, that any prior owner of or tenant at a property did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist at any one or more of its properties. If a material environmental condition does in fact exist, it could have an adverse impact upon the Company’s financial condition, results of operations and liquidity.
Employees
     As of December 31, 2006, the Company had 109 employees (101 full-time and eight part-time). The Company believes that its relations with its employees are good.
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
     Our properties will be subject to increases in real estate and other tax rates, utility costs, insurance costs, repairs, maintenance and other operating expenses, and administrative expenses. Rising operating expenses and/or interest rates could reduce our cash flow and funds available for future distributions. Our properties and any properties we acquire in the future are, and will be, subject to operating risks common to real estate in general, any or all of which may have a negative effect. If any property is not fully occupied or if rental receipts are insufficient to cover operating expenses, we could be required to expend other available funds for that property’s operating expenses. If we are unable to maintain profitability, the market price of our common stock could decrease, our business and operations could be negatively impacted, and we may have to reduce, eliminate or suspend our dividend.
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
     In addition to these risks and those normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, we are also subject to the risk that we will not be able to refinance existing indebtedness on our properties (which, in most cases, will not have been fully amortized at maturity), or that the terms of any refinancing we could obtain would be favorable. If we are not successful in refinancing existing indebtedness, or otherwise unable to repay our outstanding indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our operating performance, our ability to service other debt, and to meet our other obligations.
We may not be successful in identifying suitable acquisitions that meet our criteria, which may impede our growth; if we do identify suitable acquisition targets, we may not be able to consummate such transactions on terms favorable to us.
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

     We compete with many other entities engaged in real estate investment activities for acquisitions of retail properties, including institutional investors, public and private REITs, and other owner-operators of shopping centers. These competitors may drive up the price we must pay for real estate properties, or may succeed in acquiring those properties themselves. Further, the number of entities and the amount of funds competing for suitable investment properties may increase. This would result in increased demand for such properties and therefore increased pricing. If we pay higher prices for properties, our profitability could be reduced.
As substantially all of our revenues are derived from rental income, failure of tenants to pay rent or delays in arranging leases and occupancy at our properties, particularly with respect to anchor tenants, could seriously harm our operating results and financial condition.
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
     Our business may be seriously harmed if a major tenant fails to renew its lease(s) or vacates one or more properties and prevents us from re-leasing such premises by continuing to pay base rent for the balance of the lease terms. In addition, the loss of such a major tenant could result in lease terminations or reductions in rent by other tenants, as provided in their respective leases.
     We may be restricted from re-leasing space based on existing exclusivity lease provisions with some of our tenants. In these cases, the leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center which limit the ability of other tenants within that center to sell such merchandise or provide such services. When re-leasing space after a vacancy by one of such other tenants, such lease provisions may limit the number and types of prospective tenants for the vacant space. The failure to re-lease space or to re-lease space on satisfactory terms could harm operating results.
     Any bankruptcy filings by, or relating to, one of our tenants or a lease guarantor would generally bar efforts by us to collect pre-bankruptcy debts from that tenant, or lease guarantor, unless we receive an order permitting us to do so from the bankruptcy court. A bankruptcy by a tenant or lease guarantor could delay efforts to collect past due balances, and could ultimately preclude full collection of such sums. If a lease is affirmed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must generally be paid in full. However, if a lease is disaffirmed by a tenant in bankruptcy, we would have only an unsecured claim for damages, which would be paid normally only to the extent that funds are available, and only in the same percentage as is paid to all other members of the same class of unsecured creditors. It is possible and indeed likely that we would recover substantially less than the full value of any unsecured claims we hold, which may in turn harm our financial condition.

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
     We presently own four of our properties through joint ventures and in the future we may co-invest with third parties through joint ventures and/or contribute some of our properties to joint ventures. In addition, we have a 49% interest in an unconsolidated joint venture which owns a single-tenant office property. We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners. Further, the terms of certain of our joint venture partnership agreements provide for minimum priority cumulative returns to the joint venture partners. To the extent that these specified minimum returns are not achieved, our equity interest in these partnerships may be negatively affected.
The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results.
     The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results. The mortgages on our properties contain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to sell or otherwise transfer any ownership interest, to further mortgage the applicable property, to enter into leases, or to discontinue insurance coverage. Our ability to borrow under our secured revolving credit facility is subject to compliance with these financial and other covenants, including restrictions on property eligible for collateral, and overall restrictions on the amount of indebtedness we can incur. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, could take possession of the property or properties securing the loan.

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
     We could incur significant costs related to government regulations and litigation over environmental matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at property owned, leased, managed or otherwise operated by such person, and may be held liable to a governmental entity or to third parties for property damage, and for investigation and clean up costs in connection with such contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such conditions, may adversely affect the owner’s, lessor’s or operator’s ability to sell or rent such property or to arrange financing using such property as collateral. In connection with the ownership, operation and management of real properties, we are potentially liable for removal or remediation costs, as well as certain other related costs and liabilities, including governmental fines, injuries to persons, and damage to property.
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
Item 4. Submission of Matters to a Vote of Security Holders: None
Directors and Executive Officers of the Company
Information regarding the Company’s directors and executive officers is set forth below:

Name	Age	Position

Leo S. Ullman	67	Chairman of the Board of Directors, Chief Executive Officer
		and President
Brenda J. Walker	54	Director and Vice President
James J. Burns	67	Director
Richard Homburg	57	Director
Paul G. Kirk, Jr.	69	Director
Everett B. Miller, III	61	Director
Roger M. Widmann	67	Director
Nancy H. Mozzachio	42	Vice President — Leasing
Thomas J. O’Keeffe	62	Chief Financial Officer
Thomas B. Richey	51	Vice President — Development and Construction Services
Stuart H. Widowski	46	Secretary and General Counsel
     Leo S. Ullman, chief executive officer, president and chairman of the Board of Directors, has been involved in real estate property and asset management for more than twenty-five years. He was chairman and president since 1978 of the real estate management companies which were merged into the Company in 2003, and their respective predecessors and affiliates. Mr. Ullman was first elected as the Company’s chairman in April 1998 and served until November 1999. He was re-elected in December 2000. Mr. Ullman also has been chief executive officer and president from April 1998 to date. He has been a member of the New York Bar since 1966 and was in private legal practice until 1998. From 1984 until 1993, he was a partner in the New York law firm of Reid & Priest (now Thelen Reid Brown Raysman & Steiner LLP), and served as initial director of its real estate group. Mr. Ullman received an A.B. from Harvard University, an M.B.A. from the Columbia University Graduate School of Business and a J.D. from the Columbia University School of Law where he was a Harlan Fiske Stone Scholar. He has lectured and written several books, monographs and articles on investment in US real estate, and is a former adjunct professor of business at the NYU Graduate School of Business.
     Brenda J. Walker has been involved in real estate-related finance, property and asset management for more than twenty years. She has been vice president and a director since 1998, and was treasurer from April 1998 until November 1999. She was an executive officer since 1992 of the real estate management companies which were merged into the Company in 2003, and their respective predecessors and affiliates. Ms. Walker received a B.A. from Lincoln University.
     James J. Burns, a director since 2001 and a member of the Audit (Chair), Compensation and Nominating/Corporate Governance committees, was chief financial officer and senior vice president of Wellsford Real Properties, Inc. from December 2000 until March 2006 when he became vice chairman. He joined Wellsford in October 1999 as chief accounting officer upon his retirement from Ernst & Young LLP in September 1999. At Ernst & Young LLP, Mr. Burns was a senior audit partner in the E&Y Kenneth Leventhal Real Estate Group for 22 years. Since 2000, Mr. Burns has also served as a director of One Liberty Properties, Inc., a REIT listed on the New York Stock Exchange. Mr. Burns is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Burns received a B.A. and M.B.A. from Baruch College of the City University of New York.
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
     Paul G. Kirk, Jr., a director since 2005, a member of the Nominating/Corporate Governance (Chair) and Compensation committees, and the Lead Director (as amongst the independent Directors), is a retired partner of the law firm of Sullivan & Worcester, LLP of Boston, Massachusetts. He was a member of the firm from 1977 through 1990. He also serves as Chairman and CEO of Kirk & Associates, Inc., a business advisory and consulting firm. Mr. Kirk also currently serves on the Board of Directors of the Hartford Financial Services Group, Inc., and Rayonier, Incorporated (a real estate investment trust listed on the New York Stock Exchange). He has previously served on the Boards of Directors of ITT Corporation (1989-1997) and of Bradley Real Estate, Inc. (1991-2000), a real estate investment trust that was subsequently acquired by Heritage Property Investment Trust, Inc. Mr. Kirk also serves as Chairman of the Board of Directors of the John F. Kennedy Library Foundation and was a founder and continues to serves as co-chairman of the Commission on Presidential Debates. From 1985 to 1989, Mr. Kirk served as Chairman of the Democratic Party of the U.S., and from 1983-1985 as its Treasurer. A graduate of Harvard College and Harvard Law School, Mr. Kirk is past-Chairman of the Harvard Board of Overseers’ Nominating Committee and currently serves as Chairman of the Harvard Board of Overseers’ Committee to Visit the Department of Athletics. He has received many awards for civic leadership and public service, including honorary doctors of law degrees from Stonehill College, and the Southern New England School of Law.
     Everett B. Miller, III, a director since 1998 and a member of the Audit and Compensation committees, is vice president of alternative investments at YMCA Retirement Fund. In March 2003, Mr. Miller was appointed to the Real Estate Advisory Committee of the New York State Common Retirement Fund. Prior to his retirement in May 2002 from Commonfund Realty, Inc., a registered investment advisor, Mr. Miller was the chief operating officer of that company from 1997 until May 2002. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior thereto, Mr. Miller was employed for eighteen years at affiliates of Travelers Realty Investment Co., at which his last position was senior vice president. Mr. Miller received a B.S. from Yale University.
     Roger M. Widmann, a director since October 2003 and a member of the Compensation (Chair), Audit and Nominating/Corporate Governance committees, is an investment banker. He was a principal of the investment banking firm of Tanner & Co., Inc. from 1997 to 2004. From 1986 to 1995, Mr. Widmann was a senior managing director of Chemical Securities Inc., a subsidiary of Chemical Banking Corporation (now JPMorgan Chase Corporation). Prior to joining Chemical Securities Inc., Mr. Widmann was a founder and managing director of First Reserve Corporation, the largest independent energy investing firm in the U.S. Previously, he was senior vice president with the investment banking firm of Donaldson, Lufkin & Jenrette, responsible for the firm’s domestic and international investment banking business. He had also been a vice president with New Court Securities Corporation (now Rothschild, Inc.). He was a director of Lydall, Inc. (NYSE), Manchester, CT, a manufacturer of thermal, acoustical and filtration materials, from 1974 to 2004, and its chairman from 1998 to 2004. He is a director of Paxar Corporation, White Plains, NY, a global manufacturer of labeling systems and of Standard Motor Products, Long Island City, NY, a manufacturer of automobile replacement parts. He is also a senior moderator of the Executive Seminar in the Humanities at The Aspen Institute, and is a board member of the March of Dimes of Greater New York and of Oxfam America. Mr. Widmann received an A.B. from Brown University and a J.D. from Columbia University.

     Nancy H. Mozzachio joined the Company in 2003 as Vice President- Leasing and has been involved in the shopping center industry for more than 20 years. Prior to joining the Company, Ms. Mozzachio served as Vice President of Leasing and Development for American Continental Properties Group from 1988 to 2003. Ms. Mozzachio served on several Planning Boards in New Jersey and is a current member of Manchester Who’s Who Registry of Executives and Professionals as well as an active member of the International Council of Shopping Centers and Network of Executive Women. Ms. Mozzachio received a B.A. from Rutgers University.
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
     Stuart H. Widowski has been secretary and general counsel of the Company since 1998. He was in private practice for seven years, including five years with the New York law firm of Reid & Priest (now Thelen Reid Brown Raysman & Steiner LLP). From 1991 through 1996, Mr. Widowski served in the legal department of the Federal Deposit Insurance Corporation. Mr. Widowski received a B.A. from Brandeis University and a J.D. from the University of Michigan.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Dividend Information
     A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. The Company paid dividends totaling $0.90 per share during 2006. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.
Market Information
     The Company had 43,773,000 shares of common stock outstanding held by approximately 400 shareholders of record at December 31, 2006. The Company believes it has more than 11,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (1) the high, low, and closing prices of the Company’s common stock, and (2) dividends paid:

	Market price range			Dividends
Quarter ended	High	Low	Close	paid

2006
March 31	$16.31	$13.96	$15.84	$0.225
June 30	15.80	14.01	14.72	0.225
September 30	16.25	14.22	16.17	0.225
December 31	18.42	15.75	15.91	0.225

2005
March 31	$15.05	$13.42	$14.24	$0.225
June 30	15.21	13.47	14.75	0.225
September 30	17.39	13.17	14.47	0.225
December 31	14.65	13.44	14.07	0.225
Stockholder Return Performance Presentation
The following line graph sets forth for the period January 1, 2002 through December 31, 2006 a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to then cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts Equity REIT Total Return Index.
The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid. All share and price information have been adjusted to reflect a 2-for-1 stock split effective July 7, 2003 and a 1-for-6 reverse stock split effective October 19, 2003.

Cedar Shopping Centers

	As Of	Year Ending
Index	01/01/02	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Cedar Shopping Centers	100.00	94.12	97.41	119.71	125.51	150.62
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
NAREIT All Equity REIT	100.00	103.82	142.37	187.33	210.12	283.78

Item 6. Selected Financial Data

	Years ended December 31,
	2006	2005	2004	2003	2002
Operations data:
Total revenues	$126,492,000	$78,941,000	$51,078,000	$26,667,000	$12,964,000

Expenses:
Property operating expenses	35,220,000	22,263,000	15,623,000	10,051,000	4,685,000
General and administrative	6,086,000	5,132,000	3,575,000	3,161,000	1,160,000
Depreciation and amortization	34,883,000	20,606,000	11,376,000	4,139,000	1,721,000

Total expenses	76,189,000	48,001,000	30,574,000	17,351,000	7,566,000

Operating income	50,303,000	30,940,000	20,504,000	9,316,000	5,398,000

Non-operating income and expense:
Interest expense	(32,777,000)	(15,178,000)	(10,239,000)	(9,412,000)	(5,523,000)
Amortization of deferred financing costs	(1,448,000)	(1,071,000)	(1,025,000)	(1,057,000)	(825,000)
Interest income	641,000	91,000	66,000	12,000	25,000
Equity in income of unconsolidated joint ventures	70,000	—	—	—	—
Gain on sale of interest in unconsolidated joint venture	141,000	—	—	—	—
Costs incurred in acquiring external advisor and related transactions, and other	—	—	—	(20,788,000)	(487,000)

Total non-operating income and expense	(33,373,000)	(16,158,000)	(11,198,000)	(31,245,000)	(6,810,000)

Income (loss) before minority and limited partners’ interests and loss applicable to property sales	16,930,000	14,782,000	9,306,000	(21,929,000)	(1,412,000)
Minority interests in consolidated joint ventures	(1,202,000)	(1,270,000)	(1,229,000)	(983,000)	(159,000)
Limited partners’ interest in Operating Partnership	(393,000)	(299,000)	(157,000)	1,815,000	1,152,000
Loss applicable to property sales	—	—	—	—	(49,000)

Net income (loss)	15,335,000	13,213,000	7,920,000	(21,097,000)	(468,000)

Preferred distribution requirements	(7,877,000)	(7,186,000)	(2,218,000)	(254,000)	—

Net income (loss) applicable to common shareholders	$7,458,000	$6,027,000	$5,702,000	$(21,351,000)	$(468,000)

Per common share:
Basic	$0.23	$0.25	$0.34	$(7.09)	$(2.03)
Diluted	$0.23	$0.25	$0.34	$(7.09)	$(2.03)

Dividends to common shareholders	$29,333,000	$20,844,000	$13,750,000	$—	$—
Per common share	$0.90	$0.90	$0.835	$—	$—

Weighted average number of common shares outstanding:
Basic	32,926,000	23,988,000	16,681,000	3,010,000	231,000

Diluted	33,055,000	24,031,000	16,684,000	3,010,000	231,000

Item 6. Selected Financial Data (continued)

	December 31,
	2006	2005	2004	2003	2002

Balance sheet data:
Land, buildings and improvements, less accumulated depreciation	$1,177,139,000	$946,457,000	$505,325,000	$324,531,000	$121,238,000
Other assets	74,580,000	49,799,000	31,835,000	25,116,000	11,900,000

Total assets	$1,251,719,000	$996,256,000	$537,160,000	$349,647,000	$133,138,000

Mortgages and other loans payable	$568,073,000	$527,791,000	$248,630,000	$162,458,000	$101,001,000
Other liabilities	70,595,000	44,405,000	34,239,000	19,571,000	7,765,000
Minority interests in consolidated joint ventures	9,132,000	12,339,000	11,995,000	12,435,000	10,238,000
Limited partners’ interest in Operating Partnership	25,969,000	20,586,000	6,542,000	4,035,000	7,889,000
Preferred OP Units	—	—	—	—	3,000,000
Shareholders’ equity	577,950,000	391,135,000	235,754,000	151,148,000	3,245,000

Total liabilities and shareholders’ equity	$1,251,719,000	$996,256,000	$537,160,000	$349,647,000	$133,138,000

Weighted average number of common shares:
Shares used in determination of basic earnings per share	32,926,000	23,988,000	16,681,000	3,010,000	231,000
Additional shares assuming conversion of OP Units (basic)	1,737,000	1,202,000	450,000	547,000	568,000

Shares used in determination of basic FFO per share	34,663,000	25,190,000	17,131,000	3,557,000	799,000

Shares used in determination of diluted earnings per share	33,055,000	24,031,000	16,684,000	3,010,000	231,000
Additional shares assuming conversion of OP Units (diluted)	1,747,000	1,206,000	450,000	547,000	568,000

Shares used in determination of diluted FFO per share	34,802,000	25,237,000	17,134,000	3,557,000	799,000

Other data:
Funds From (Used In) Operations (“FFO”) (a)	$41,954,000	$25,923,000	$15,625,000	$(20,588,000)	$(451,000)
Per common share (assuming conversion of OP Units):
Basic	$1.21	$1.03	$0.91	$(5.79)	$(0.56)
Diluted	$1.21	$1.03	$0.91	$(5.79)	$(0.56)

Cash flows provided by (used in):
Operating activities	$37,927,000	$29,935,000	$18,507,000	$(4,856,000)	$1,298,000
Investing activities	$(187,746,000)	$(327,826,000)	$(168,273,000)	$(199,904,000)	$(40,483,000)
Financing activities	$159,103,000	$298,035,000	$152,069,000	$207,087,000	$40,767,000

Square feet of GLA	10,061,000	8,442,000	4,887,000	3,499,000	1,806,000
Percent leased (including development/ redevelopment and other non-stabilized properties)	93%	91%	88%	88%	92%

(a) Funds From Operations (“FFO”) is a widely-recognized non-GAAP financial measure for REITs that the Company believes, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. The Company presents FFO because the Company considers it an important supplemental measure of its operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Among other things, the Company uses FFO or an FFO-based measure (1) as one of several criteria to determine performance-based bonuses for members of senior management, (2) in performance comparisons with other shopping center REITs, and (3) to measure compliance with certain financial covenants under the terms of the Loan Agreement relating to the Company’s secured revolving credit facility. The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. See Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
          The Company is a fully-integrated, self-administered and self-managed real estate company which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers; the Company’s existing properties are located in nine states, largely in the Northeast and Mid-Atlantic regions. At December 31, 2006, the Company had a portfolio of 97 properties totaling approximately 10.1 million square feet of GLA, including 93 wholly-owned properties comprising approximately 9.6 million square feet and four properties owned in joint venture comprising approximately 485,000 square feet. At December 31, 2006, the portfolio of wholly-owned properties was comprised of (1) 86 “stabilized” properties (those properties at least 80% leased and not designated as “development/redevelopment” properties), with an aggregate of 8.6 million square feet of GLA, which were approximately 95.2% leased, (2) three development/redevelopment properties with an aggregate of 650,000 square feet of GLA, which were approximately 61.1% leased, and (3) four non-stabilized properties with an aggregate of 305,000 square feet of GLA, which are presently being re-tenanted and which were approximately 71.3% leased. The four properties owned in joint venture are all “stabilized” properties and are 100.0% leased. The entire 97 property portfolio was approximately 92.5% leased at December 31, 2006. In addition, the Company has a 49% interest in an unconsolidated joint venture which owns a single-tenant office property.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2006, the Company owned 95.7% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
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
     The Company continues to seek opportunities to acquire stabilized properties and properties suited for development and/or redevelopment where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in regions beyond its present markets in the event such opportunities were consistent with its focus, could be effectively controlled and managed, have the potential for favorable investment returns, and would contribute to increased shareholder value.

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
     The Company has identified the following critical accounting policies, the application of which requires significant judgments and estimates:
Revenue Recognition
     Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over base rents under applicable lease provisions is included in rents and other receivables on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until those specified targets are met.
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management evaluates accounts receivable by considering tenant creditworthiness, current economic conditions, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income, whereas a lower bad debt allowance would result in higher net income.
Real Estate Investments
     Real estate assets are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based on estimated useful lives. Expenditures for maintenance, repairs and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Expenditures for betterments that substantially extend the useful lives of real estate assets are capitalized. Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. The Company is required to make subjective estimates as to the useful lives of its real estate assets for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. A shorter estimate of the useful life of an asset would have the effect of increasing depreciation expense and lowering net income, whereas a longer estimate of the useful life of an asset would have the effect of reducing depreciation expense and increasing net income.

     The Company applies Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”, in valuing real estate acquisitions. In connection therewith, the fair value of real estate acquired is allocated to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of such assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. The value of in-place leases is measured by the excess of (1) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (2) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the non-cancelable terms of the respective leases. The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time. Management is required to make subjective assessments in connection with its valuation of real estate acquisitions. These assessments have a direct impact on net income, because (1) above-market and below-market lease intangibles are amortized to rental income, and (2) the value of other intangibles is amortized to expense. Accordingly, higher allocations to below-market lease liability and other intangibles would result in higher rental income and amortization expense, whereas lower allocations to below-market lease liability and other intangibles would result in lower rental income and amortization expense.
     The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.
Stock-Based Compensation
     The Company adopted the provisions of SFAS No. 123R, “Share-Based Payments”, effective January 1, 2006. SFAS No. 123R established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. The statement also defined a fair value based method of accounting for an employee stock option or similar equity instrument. The implementation of the statement has not had a material effect on the consolidated financial statements.
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (1) upon the third anniversary of the date of grant for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants. Time –based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. These value estimates have a direct impact on net income, because higher valuations would result in lower net income, where lower valuations would result in higher net income. The value of such grants is being amortized on a straight-line basis over the respective vesting periods.
Results of Operations
     Acquisitions. Differences in results of operations between 2006 and 2005, and between 2005 and 2004, respectively, were driven largely by acquisitions. During the period January 1, 2005 through December 31, 2006, the Company acquired 66 shopping and convenience centers aggregating approximately 5.3 million sq. ft. of GLA and approximately 180 acres of land for expansion and/or future development, for a total cost of approximately $659.8 million. Income before minority and limited partners’ interests and preferred distribution requirements increased to $16.9 million in 2006 from $14.8 million in 2005 and $9.3 million in 2004.
Comparison of 2006 to 2005

						Properties
				Percentage		held in
	2006	2005	Increase	change	Acquisitions	both years

Rents and expense recoveries	$125,659,000	$78,512,000	$47,147,000	60%	$43,215,000	$3,932,000
Property operating expenses	35,220,000	22,263,000	12,957,000	58%	11,862,000	1,095,000
Depreciation and amortization	34,883,000	20,606,000	14,277,000	69%	12,814,000	1,463,000
General and administrative	6,086,000	5,132,000	954,000	19%	n/a	n/a
Non-operating income and expense, net (1)	33,373,000	16,158,000	17,215,000	107%	n/a	n/a

(1)	Non-operating income and expense consists principally of interest expense, amortization of deferred financing costs, equity in income of unconsolidated joint ventures, and gain on sale of interest in an unconsolidated joint venture.
Properties held in both years. The Company held 30 properties throughout both 2006 and 2005. Rents and expense recoveries increased primarily as a result of lease commencements at the development properties. Property expenses increased primarily as a result of an increase in the net provision for doubtful accounts at several of the properties. Depreciation and amortization expense increased primarily as a result of development properties being placed in service.

General and administrative expenses. General and administrative expenses increased primarily as a result of the Company’s growth throughout 2005 and 2006.
Non-operating income and expense. Interest expense increased as a result of a higher level of borrowing generally used to finance acquisition properties, and higher short-term interest rates.
Comparison of 2005 to 2004

						Properties
				Percentage		held in
	2005	2004	Increase	change	Acquisitions	both years

Rents and expense recoveries	$78,512,000	$50,675,000	$27,837,000	55%	$26,877,000	$960,000
Property operating expenses	22,263,000	15,623,000	6,640,000	43%	7,172,000	(532,000)
Depreciation and amortization	20,606,000	11,376,000	9,230,000	81%	8,483,000	747,000
General and administrative	5,132,000	3,575,000	1,557,000	44%	n/a	n/a
Non-operating income and expense, net (1)	16,158,000	11,198,000	4,960,000	44%	n/a	n/a

(1)	Non-operating income and expense consists principally of interest expense and amortization of deferred financing costs.
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
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder; the facility is expandable to $400 million, subject to certain conditions, and will expire in January 2009, subject to a one-year extension option. As of December 31, 2006, based on covenants and collateral in place, the Company was permitted to draw up to approximately $278.0 million, of which approximately $209.5 million remained available as of that date. The credit facility is used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and other financial statement ratios. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available.
     At December 31, 2006, the Company’s financial liquidity was provided principally by (1) $17.9 million in cash and cash equivalents, and (2) $209.5 million available under the secured revolving credit facility. Mortgage loans payable at December 31, 2006 consisted of fixed-rate notes totaling $494.8 million (with a weighted average interest rate of 5.7%) and variable-rate notes totaling $73.3 million, including $68.5 million under the secured revolving credit facility (with a combined weighted average interest rate of 6.7%). Total mortgage loans payable have an overall weighted average interest rate of 5.8% and mature at various dates through 2021.
          In December 2006, the Company concluded the sale of 7,500,000 shares of its common stock at a price of $16.00 per share resulting in net proceeds to the Company, after underwriting fees and issuance expenses, of approximately $113.8 million (in January 2007, the underwriters exercised their over-allotment option to the extent of 275,000 shares, resulting in net proceeds to the Company, after underwriting fees and issuance expenses, of approximately $4.2 million). In connection with a public offering consummated in August 2005, the Company entered into a forward sales agreement with the lead underwriter, whereby the Company had the right to deliver up to 4,350,000 shares of its common stock, in whole or in part, at any time, through August 17, 2006. Pursuant to the agreement, upon delivery of the shares, the Company would receive $13.87 per share, subject to certain interest and dividend adjustments. In June 2006, the 3,250,000 shares remaining under the agreement were settled at approximately $13.60 per share, as adjusted pursuant to the terms of the agreement, and the Company received net proceeds of approximately $44.2 million. Pursuant to a registration statement filed in June 2005 and prospectus supplements related thereto (applicable to a total of 7,000,000 shares), the Company is authorized to sell shares of its common stock through registered deferred offering programs. Pursuant to these programs, the Company sold approximately 3.3 million shares of its common stock during 2006, at an average price of $15.64 per share, resulting in net proceeds to the Company, after issuance expenses, of approximately $49.9 million.
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
Contractual obligations and commercial commitments
     The following table sets forth the Company’s significant debt repayment and operating lease obligations at December 31, 2006 (in thousands):

	Maturity Date
	2007	2008	2009	2010	2011	Thereafter	Total

Mortgage loans payable	$18,244	$67,243	$7,620	$14,546	$62,183	$329,767	$499,603
Secured revolving credit facility	—	—	68,470	—	—	—	68,470
Operating lease obligations	427	441	448	252	218	8,467	10,253

Total	$18,671	$67,684	$76,538	$14,798	$62,401	$338,234	$578,326

     In addition, the Company plans to spend approximately $60 million during 2007 in connection with development and redevelopment activities in process as of December 31, 2006.
Net Cash Flows
Operating Activities
     Net cash flows provided by operating activities amounted to $37.9 million during 2006, compared to $29.9 million during 2005, and $18.5 million during 2004. The increase in operating cash flows during 2006, 2005 and 2004 were primarily the result of property acquisitions.
Investing Activities
     Net cash flows used in investing activities were $187.7 million in 2006, $327.8 million in 2005, and $168.3 million in 2004, and were primarily the result of the Company’s acquisition program. During 2006, the Company acquired 13 shopping and convenience centers and land for future development, and acquired and sold interests in unconsolidated joint ventures. During 2005, the Company acquired 50 shopping and convenience centers and three redevelopment properties. During 2004, the Company acquired five shopping centers, three redevelopment properties, one development property, and land for future expansion.
Financing Activities
     Net cash flows provided by financing activities were $159.1 million in 2006, $298.0 million in 2005, and $152.1 million in 2004. During 2006, the Company received $207.9 million in net proceeds from public offerings and $118.9 million in net proceeds from mortgage financings, offset by a net reduction of $79.0 million in the outstanding balance of the Company’s secured revolving credit facility, the repayment of mortgage obligations of $47.6 million, preferred and common stock distributions of $37.2 million, the payment of financing costs of $2.2 million, and distributions paid to minority and limited partner interests of $1.7 million. During 2005, the Company received $168.5 million in net proceeds from public offerings, $91.3 million in net proceeds from mortgage financings, and $79.3 million in net proceeds from the Company’s secured revolving credit facility, offset by the repayment of mortgage obligations of $8.9 million, preferred and common stock distributions of $28.1 million, the payment of financing costs of $3.6 million, and distributions paid to, net of capital contributions from, minority and limited partner interests of $0.5 million. During 2004, the Company received $94.9 million in net proceeds from public offerings, $51.2 million in net proceeds from the Company’s secured revolving credit facility, $44.2 million in net proceeds from mortgage financings, and $0.6 million realized from the termination of interest rate hedges, offset by the repayment of mortgage obligations of $19.6 million, preferred and common stock distributions of $16.0 million, the payment of financing costs of $2.1 million, and distributions paid to minority and limited partner interests of $1.1 million.

Funds From Operations
     Funds From Operations (“FFO”) is a widely-recognized non-GAAP financial measure for REITs that the Company believes, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. The Company presents FFO because the Company considers it an important supplemental measure of its operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Among other things, the Company uses FFO or an FFO-based measure (1) as one of several criteria to determine performance-based bonuses for members of senior management, (2) in performance comparisons with other shopping center REITs, and (3) to measure compliance with certain financial covenants under the terms of the Loan Agreement relating to the Company’s secured revolving credit facility.
The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis).
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004

Net income applicable to common shareholders	$7,458,000	$6,027,000	$5,702,000
Add (deduct):
Real estate depreciation and amortization	34,741,000	20,537,000	10,622,000
Limited partners’ interest	393,000	299,000	157,000
Minority interests in consolidated joint ventures	1,202,000	1,270,000	1,229,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(1,746,000)	(2,210,000)	(2,085,000)
Equity in income of unconsolidated joint ventures	(70,000)	—	—
Gain on sale of interest in unconsolidated joint venture	(141,000)	—	—
FFO from unconsolidated joint ventures	117,000	—	—

Funds from operations	$41,954,000	$25,923,000	$15,625,000

FFO per common share (assuming conversion of OP Units):
Basic	$1.21	$1.03	$0.91

Diluted	$1.21	$1.03	$0.91

Weighted average number of common shares:
Shares used in determination of basic earnings per share	32,926,000	23,988,000	16,681,000
Additional shares assuming conversion of OP Units (basic)	1,737,000	1,202,000	450,000

Shares used in determination of basic FFO per share	34,663,000	25,190,000	17,131,000

Shares used in determination of diluted earnings per share	33,055,000	24,031,000	16,684,000
Additional shares assuming conversion of OP Units (diluted)	1,747,000	1,206,000	450,000

Shares used in determination of diluted FFO per share	34,802,000	25,237,000	17,134,000

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The primary market risk facing the Company is interest rate risk on its variable-rate mortgage loan payable and secured revolving credit facility. The Company will, when advantageous, hedge its interest rate risk using derivative financial instruments. The Company is not subject to foreign currency risk.
     The Company is exposed to interest rate changes primarily through (1) the secured floating-rate revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio, and (2) floating-rate construction financing. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps and/or treasury locks in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     At December 31, 2006, long-term debt consisted of fixed- and variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $494.8 million of fixed rate indebtedness outstanding was 5.7%, with maturities at various dates through 2021. The average interest rate on the Company’s $73.3 million of variable-rate debt was 6.7%, with maturities at various dates through 2009. Based on the amount of variable-rate debt outstanding at December 31, 2006, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $733,000 per annum.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.
We have audited the accompanying consolidated balance sheets of Cedar Shopping Centers, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. We have also audited the financial statement schedule listed in the Index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Shopping Centers, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Cedar Shopping Centers, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 9, 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.
We have audited management’s assessment, included in the accompanying Item 9A. Controls and Procedures –“Management Report on Internal Control Over Financial Reporting”, that Cedar Shopping Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cedar Shopping Center, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Cedar Shopping Centers, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cedar Shopping Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of Cedar Shopping Centers, Inc. and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 9, 2007

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Real estate:
Land	$250,460,000	$180,951,000
Buildings and improvements	991,517,000	800,005,000

	1,241,977,000	980,956,000
Less accumulated depreciation	(64,838,000)	(34,499,000)

Real estate, net	1,177,139,000	946,457,000

Investment in unconsolidated joint venture	3,644,000	—

Cash and cash equivalents	17,885,000	8,601,000
Cash at consolidated joint ventures and restricted cash	11,507,000	10,415,000
Rents and other receivables, net	12,182,000	9,093,000
Other assets	6,921,000	4,051,000
Deferred charges, net	22,441,000	17,639,000

Total assets	$1,251,719,000	$996,256,000

Liabilities and shareholders’ equity
Mortgage loans payable	$499,603,000	$380,311,000
Secured revolving credit facility	68,470,000	147,480,000
Accounts payable, accrued expenses, and other	17,435,000	16,462,000
Unamortized intangible lease liabilities	53,160,000	27,943,000

Total liabilities	638,668,000	572,196,000

Minority interests in consolidated joint ventures	9,132,000	12,339,000
Limited partners’ interest in Operating Partnership	25,969,000	20,586,000

Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 5,000,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 50,000,000 shares authorized, 43,773,000 and 29,618,000 shares, respectively, issued and outstanding)	2,626,000	1,777,000
Treasury stock (502,000 and 443,000 shares, respectively, at cost)	(6,378,000)	(5,416,000)
Additional paid-in capital	564,637,000	357,000,000
Cumulative distributions in excess of net income	(71,831,000)	(49,956,000)
Accumulated other comprehensive income	146,000	138,000
Unamortized deferred compensation plans	—	(1,158,000)

Total shareholders’ equity	577,950,000	391,135,000

Total liabilities and shareholders’ equity	$1,251,719,000	$996,256,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income

	Years ended December 31,
	2006	2005	2004
Revenues:
Rents	$102,981,000	$62,748,000	$40,110,000
Expense recoveries	22,678,000	15,764,000	10,565,000
Other	833,000	429,000	403,000

Total revenues	126,492,000	78,941,000	51,078,000

Expenses:
Operating, maintenance and management	22,380,000	14,298,000	10,751,000
Real estate and other property-related taxes	12,840,000	7,965,000	4,872,000
General and administrative	6,086,000	5,132,000	3,575,000
Depreciation and amortization	34,883,000	20,606,000	11,376,000

Total expenses	76,189,000	48,001,000	30,574,000

Operating income	50,303,000	30,940,000	20,504,000

Non-operating income and expense:
Interest expense	(32,777,000)	(15,178,000)	(10,239,000)
Amortization of deferred financing costs	(1,448,000)	(1,071,000)	(1,025,000)
Interest income	641,000	91,000	66,000
Equity in income of unconsolidated joint ventures	70,000	—	—
Gain on sale of interest in unconsolidated joint venture	141,000	—	—

Total non-operating income and expense	(33,373,000)	(16,158,000)	(11,198,000)

Income before minority and limited partners’ interests	16,930,000	14,782,000	9,306,000
Minority interests in consolidated joint ventures	(1,202,000)	(1,270,000)	(1,229,000)
Limited partners’ interest in Operating Partnership	(393,000)	(299,000)	(157,000)

Net income	15,335,000	13,213,000	7,920,000

Preferred distribution requirements	(7,877,000)	(7,186,000)	(2,218,000)

Net income applicable to common shareholders	$7,458,000	$6,027,000	$5,702,000

Per common share:
Basic	$0.23	$0.25	$0.34

Diluted	$0.23	$0.25	$0.34

Dividends to common shareholders	$29,333,000	$20,844,000	$13,750,000

Per common share	$0.90	$0.90	$0.835

Weighted average number of common shares outstanding:
Basic	32,926,000	23,988,000	16,681,000

Diluted	33,055,000	24,031,000	16,684,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Condolidated Statements of Shareholders’ Equity
Years ended December 31, 2006, 2005 and 2004

	Preferred stock						Cumulative	Accumulated	Unamortized
		$25.00	Common stock		Treasury	Additional	distributions	other	deferred	Total
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive	compensation	shareholders’
	Shares	value	Shares	Par value	at cost	capital	net income	income	plans	equity

Balance, December 31, 2003	—	$—	16,456,000	$987,000	$(3,669,000)	$181,306,000	$(27,091,000)	$(385,000)	$—	$151,148,000

Net income							7,920,000			7,920,000
Unrealized gain on change in fair value of cash flow hedges								220,000		220,000

Total other comprehensive income										8,140,000

Deferred compensation activity, net			20,000	1,000	(250,000)	499,000			(205,000)	45,000
Net proceeds from sale of preferred stock	2,350,000	58,750,000				(2,027,000)				56,723,000
Net proceeds from sale of common stock			2,875,000	173,000		38,003,000				38,176,000
Preferred distribution requirements							(2,218,000)			(2,218,000)
Dividends to common shareholders (29.7% return of capital)							(13,750,000)			(13,750,000)
Reallocation adjustment of limited partners’ interest						(2,510,000)				(2,510,000)

Balance, December 31, 2004	2,350,000	58,750,000	19,351,000	1,161,000	(3,919,000)	215,271,000	(35,139,000)	(165,000)	(205,000)	235,754,000

Net income							13,213,000			13,213,000
Unrealized gain on change in fair value of cash flow hedges								303,000		303,000

Total other comprehensive income										13,516,000

Deferred compensation activity, net			84,000	5,000	(1,497,000)	2,707,000			(953,000)	262,000
Net proceeds from sale of preferred stock	1,200,000	30,000,000				(131,000)				29,869,000
Net proceeds from sale of common stock			10,090,000	605,000		137,681,000				138,286,000
Conversion of OP Units into common stock			93,000	6,000		1,239,000				1,245,000
Preferred distribution requirements							(7,186,000)			(7,186,000)
Dividends to common shareholders (57.2% return of capital)							(20,844,000)			(20,844,000)
Reallocation adjustment of limited partners’ interest						233,000				233,000

Balance, December 31, 2005	3,550,000	88,750,000	29,618,000	1,777,000	(5,416,000)	357,000,000	(49,956,000)	138,000	(1,158,000)	391,135,000

Adoption of SFAS No. 123R						(1,158,000)			1,158,000	—
Net income							15,335,000			15,335,000
Unrealized gain on change in fair value of cash flow hedges								8,000		8,000

Total other comprehensive income										15,343,000

Deferred compensation activity, net			110,000	6,000	(962,000)	1,536,000				580,000
Net proceeds from sales of common stock			14,045,000	843,000		207,085,000				207,928,000
Preferred distribution requirements							(7,877,000)			(7,877,000)
Dividends to common shareholders (74.2% return of capital)							(29,333,000)			(29,333,000)
Reallocation adjustment of limited partners’ interest						174,000				174,000

Balance, December 31, 2006	3,550,000	$88,750,000	43,773,000	$2,626,000	$(6,378,000)	$564,637,000	$(71,831,000)	$146,000	$—	$577,950,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2006	2005	2004
Cash flow from operating activities:
Net income	$15,335,000	$13,213,000	$7,920,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Earnings in excess of distributions of consolidated joint venture minority interests	110,000	58,000	329,000
Equity in income of unconsolidated joint ventures, net	(70,000)	—	—
Distributions from unconsolidated joint venture	44,000	—	—
Gain on sale of interest in unconsolidated joint venture	(141,000)	—	—
Limited partners’ interest	393,000	299,000	157,000
Straight-line rents	(3,285,000)	(2,318,000)	(1,333,000)
Depreciation and amortization	34,883,000	20,606,000	11,376,000
Amortization of intangible lease liabilities	(10,298,000)	(4,129,000)	(2,154,000)
Other non-cash provisions	2,177,000	1,333,000	1,070,000
Increases/decreases in operating assets and liabilities:
Cash at consolidated joint ventures	520,000	(192,000)	(190,000)
Rents and other receivables	(3,000)	(2,292,000)	119,000
Other assets	(2,654,000)	(4,110,000)	(2,007,000)
Accounts payable and accrued expenses	916,000	7,467,000	3,220,000

Net cash provided by operating activities	37,927,000	29,935,000	18,507,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(184,362,000)	(325,858,000)	(168,893,000)
Investment in unconsolidated joint venture	(1,949,000)	—	—
Proceeds from sale of interest in unconsolidated joint venture	1,466,000	—	—
Construction escrows and other	(2,901,000)	(1,968,000)	620,000

Net cash (used in) investing activities	(187,746,000)	(327,826,000)	(168,273,000)

Cash flow from financing activities:
Proceeds from sales of preferred and common stock	207,928,000	168,477,000	94,899,000
Proceeds from mortgage financings	118,869,000	91,350,000	44,222,000
Mortgage repayments	(47,558,000)	(8,896,000)	(19,601,000)
Net (repayments) advances under line of credit	(79,010,000)	79,280,000	51,200,000
Distributions in excess of earnings from consolidated joint venture minority interests	(176,000)	(676,000)	(769,000)
Distributions to limited partners	(1,525,000)	(809,000)	(377,000)
Preferred distribution requirements	(7,877,000)	(7,211,000)	(2,218,000)
Distributions to common shareholders	(29,333,000)	(20,844,000)	(13,750,000)
Contribution from minority interest partner	—	962,000	—
Payment of deferred financing costs	(2,215,000)	(3,598,000)	(2,146,000)
Purchase/termination of interest rate hedges	—	—	609,000

Net cash provided by financing activities	159,103,000	298,035,000	152,069,000

Net increase in cash and cash equivalents	9,284,000	144,000	2,303,000
Cash and cash equivalents at beginning of year	8,601,000	8,457,000	6,154,000

Cash and cash equivalents at end of year	$17,885,000	$8,601,000	$8,457,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company has focused primarily on the ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers located in nine states, largely in the Northeast and Mid-Atlantic regions. At December 31, 2006, the Company owned 97 properties, aggregating approximately 10.1 million square feet of gross leasable area (“GLA”).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2006 and 2005, the Company owned a 95.7% and 95.0%, respectively, economic interest in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.3% and 5.0% at December 31, 2006 and 2005, respectively) is represented by Operating Partnership Units (“OP Units”), and is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 1,984,000 OP Units outstanding at December 31, 2006 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and joint venture partnerships in which it participates. With respect to its four consolidated joint ventures, the Company has general partnership interests of 25% and 30% and, (1) as such entities are not variable-interest entities pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), and (2) the Company is the sole general partner and exercises substantial operating control over these entities pursuant to Emerging Issues Task Force (“EITF”) 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, the Company has determined that such partnerships should be consolidated for financial statement purposes. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest. EITF 04-05 became effective on June 29, 2005 for all newly formed or modified limited partnership arrangements and on January 1, 2006 for all existing limited partnership arrangements. In this connection, the Company deconsolidated the Red Lion joint venture as of January 1, 2006 and recognized its share of the venture’s results under the equity method from that date through May 23, 2006, when its partnership interest was sold. The Company also has a 49% interest, acquired in 2006, in an unconsolidated joint venture which owns a single-tenant office property. Although the Company exercises influence over this joint venture, it accounts for its investment under the equity method because the Company (1) does not have operating control over the joint venture, and (2) has determined that the joint venture is not a variable-interest entity pursuant to FIN 46R.
     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
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
Real Estate Investments
     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the following estimated useful lives of the respective assets:

Buildings and improvements	40 years
Tenant improvements	Over the lives of the respective leases
     Depreciation expense amounted to $31,863,000, $18,862,000 and $9,753,000 for 2006, 2005 and 2004, respectively. Expenditures for betterments that substantially extend the useful lives of the properties are capitalized. Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred, and amounted to $4,365,000, $2,715,000 and $2,102,000 for 2006, 2005 and 2004, respectively.
     Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization would be removed from the accounts and the resulting gain or loss, if any, would be reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to eliminate the operations of sold properties. Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest capitalized amounted to $3,676,000, $3,427,000 and $1,633,000 in 2006, 2005 and 2004, respectively.
     Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that management review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairment provisions were recorded by the Company during the three years ended December 31, 2006. A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
     FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, provides clarification of the term “conditional asset retirement obligation” as used in SFAS No. 143, “Asset Retirement Obligations”, to be a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Interpretation requires that the Company record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies generally conducted at the time of acquisition with respect to substantially all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the years ended December 31, 2006 or 2005 (the implementation year of the Interpretation).
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
     With respect to all of the Company’s acquisitions through December 31, 2006, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis, to the applicable intangible asset and liability accounts. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $53,160,000 and $27,943,000 at December 31, 2006 and 2005, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
     As a result of recording the intangible lease assets and liabilities, (1) revenues were increased by $10,298,000, $4,129,000 and $2,154,000 for the years ended December 31 2006, 2005 and 2004, respectively, relating to the amortization of intangible lease liabilities, and (2) depreciation and amortization expense was increased correspondingly by $12,052,000, $6,396,000 and $2,656,000 for the respective three-year periods.
     The unamortized balance of intangible lease liabilities of $53,160,000 at December 31, 2006 is net of accumulated amortization of $17,606,000, and will be credited to future operations through 2026 as follows:

2007	$9,395,000
2008	8,623,000
2009	7,336,000
2010	4,870,000
2011	3,791,000
Thereafter	19,145,000

$53,160,000

Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.
Cash at Consolidated Joint Ventures and Restricted Cash
     Joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the general and minority interest partners be strictly controlled. Cash at consolidated joint ventures amounted to $598,000 and $1,385,000 at December 31, 2006 and 2005, respectively.
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established; it is not available to fund other property-level or Company-level obligations. Restricted cash amounted to $10,909,000 and $9,030,000 at December 31, 2006 and 2005, respectively.
Rents and Other Receivables
     Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over base rents under applicable lease provisions is included in rents and other receivables on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
the Company for a portion of property operating expenses and real estate taxes incurred; such income is recognized in the periods earned. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until those specified targets are met.
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
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents in excess of insured amounts and tenant receivables. The Company places its cash equivalents with high quality financial institutions. Management performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although these security deposits are insufficient to meet the terminal value of a tenant’s lease obligations, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rents and other charges, and the costs associated with releasing the space. The allowance for doubtful accounts at December 31, 2006 and 2005 was $1,439,000 and $1,351,000, respectively.
     Giant Food Stores, Inc. (“Giant Foods”) and Stop & Shop, Inc., which are both owned by Ahold N.V., a Netherlands corporation, collectively accounted for approximately 14%, 11% and 10% of the Company’s total revenues in 2006, 2005 and 2004, respectively. The Giant Foods leases are generally guaranteed by the parent company.
     Total revenues from properties located in Pennsylvania amounted to 55%, 65% and 86% of consolidated total revenues for the years ended December 31, 2006, 2005 and 2004, respectively.
Deferred Charges, Net
     Deferred charges at December 31, 2006 and 2005 are net of accumulated amortization and are comprised of the following:

	2006	2005
Deferred lease origination costs (1)	$15,050,000	$11,433,000
Deferred financing costs (2)	5,939,000	5,521,000
Other deferred charges	1,452,000	685,000

	$22,441,000	$17,639,000

(1)	Deferred lease origination costs include intangible lease assets resulting from purchase accounting allocations of $11,523,000 and $8,856,000, respectively.

(2)	Deferred financing costs are incurred in connection with the Company’s secured revolving credit facility and other long-term debt.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Such costs are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $4,468,000, $2,815,000 and $2,648,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs are net of accumulated amortization of $5,574,000 and $3,635,000, respectively, and will be charged to future operations as follows (lease origination costs through 2026, and financing costs through 2025):

	Deferred
	lease	Deferred
	origination	financing
	costs	costs
Non-amortizing (1)	$342,000	$—
2007	2,400,000	1,376,000
2008	2,108,000	1,324,000
2009	1,769,000	1,251,000
2010	1,431,000	485,000
2011	1,208,000	403,000
Thereafter	5,792,000	1,100,000

	$15,050,000	$5,939,000

(1)	Represents deferred lease origination costs applicable to leases with commencement dates beginning after December 31, 2006.
Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), regarding accounting for and disclosure of uncertain tax positions. This interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material effect on the Company’s consolidated financial statements.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering into derivative contracts with major financial institutions.
     SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires the Company to measure derivative instruments at fair value and to record them in the consolidated balance sheet as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. The Company’s derivative investments are primarily cash flow hedges that limit the base rate of variable rate debt. For cash flow hedges, the ineffective portion of a derivative’s change in fair value is immediately recognized in operations, if applicable, and the effective portion of the fair value difference of the derivative is reflected separately in shareholders’ equity as accumulated other comprehensive income.
Fair Value of Financial Instruments
     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires the Company to disclose fair value information of all financial instruments for which it is practicable to estimate fair value. The Company’s financial instruments, other than fixed-rate mortgage loans payable, are generally short-term in nature, or bear interest at variable current market rates, and contain minimal credit risk. These instruments consist of cash and cash equivalents, cash at consolidated joint ventures and restricted cash, rents and other receivables, other assets, and accounts payable, accrued expenses, and other. The carrying amount of these assets and liabilities are assumed to be at fair value. The fair values of fixed-rate mortgage loans payable, estimated utilizing discounted cash flow analysis at interest rates reflective of current market conditions, were $489,834,000 and $341,611,000, respectively, at December 31, 2006 and 2005; the carrying values of such loans were $494,764,000 and $338,988,000, respectively, at those dates.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement does not eliminate the disclosure requirements of other accounting standards, including requirements for disclosures about fair value measurements in SFAS No. 107 and SFAS No. 157. The Company is currently evaluating the impact of adopting the statement, which becomes effective for fiscal years beginning after November 15, 2007.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Earnings Per Share
     In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period (including shares held by the Rabbi Trusts). Fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock; such additional dilutive shares amounted to 129,000, 43,000 and 3,000, respectively, for the years ended December 31, 2006, 2005 and 2004..
Stock-Based Compensation
     The Company adopted the provisions of SFAS No. 123R, “Share-Based Payments”, effective January 1, 2006. SFAS No. 123R established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. The statement also defined a fair value based method of accounting for an employee stock option or similar equity instrument. The implementation of the statement has not had a material effect on the consolidated financial statements.
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (1) upon the third anniversary of the date of grant for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. In October 2006, the Company issued 35,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2008 is equal to or greater than 8%. The independent appraisal determined the value of these shares to be $12.07 per share, compared to a market price at the date of grant of $16.49 per share. The value of such grants is being amortized on a straight-line basis over the respective vesting periods. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock in the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

	Years ended December 31,
	2006	2005	2004
Restricted share grants	110,000	84,000	20,000
Average per share grant price	$15.07	$14.43	$12.53
Recorded as deferred compensation	$1,660,000	$1,215,000	$250,000
Total charged to operations	$729,000	$262,000	$45,000

Non-vested shares:
Non-vested, beginning of period	96,000	20,000	—
Grants	110,000	84,000	20,000
Vested during period	(3,000)	(8,000)	—
Forfeitures	—	—	—

Non-vested, end of period	203,000	96,000	20,000

Value of shares vested during the period (based on grant price)	$40,000	$111,000	$—

     At December 31, 2006, approximately 636,000 shares remained available for grants pursuant to the Incentive Plan, and approximately $2,238,000 remained as deferred compensation, to be amortized over various periods ending in November 2009.
     During 2001, pursuant to the 1998 Stock Option Plan (the “Option Plan”), the Company granted to directors options to purchase an aggregate of approximately 17,000 shares of common stock at $10.50 per share, the market value of the Company’s common stock on the date of the grant. The options are fully exercisable and expire in 2011. In connection with the adoption of the Incentive Plan, the Company agreed that it would not grant any more options under the Option Plan.
     In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution adjustments, are fully vested, and expire in 2012.
401(k) Retirement Plan
     The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. For the years ended December 31, 2006, 2005 and 2004, the Company made contributions to the Plan of $190,000, $166,000 and $0, respectively.
SAB 108
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously-filed reports to be amended; such correction should be made in the current period filings. The adoption of SAB 108 as of December 31, 2006 did not have a material effect on the Company’s consolidated financial statements.
Supplemental consolidated statement of cash flows information

	Years ended December 31,
	2006	2005	2004
Supplemental disclosure of cash activities:
Interest paid (including interest capitalized of $3,676,000, $3,427,000 and $1,633,000, respectively)	$35,336,000	$17,607,000	$11,837,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	1,660,000	1,215,000	250,000
Assumption of mortgage loans payable	(63,807,000)	(111,294,000)	(9,993,000)
Issuance of OP Units	(6,689,000)	(16,021,000)	(210,000)
Purchase accounting allocations:
Intangible lease assets	31,329,000	36,969,000	13,688,000
Intangible lease liabilities	(35,535,000)	(6,845,000)	(13,829,000)
Net valuation increases in assumed mortgage loans payable (a)	(484,000)	(6,133,000)	(358,000)
Deconsolidation of Red Lion joint venture:
Real estate, net	$18,365,000
Mortgage loans payable	(16,310,000)
Other assets/liabilities, net	1,721,000
Minority interest	(2,411,000)

Investment in and advances to unconsolidated joint venture, as of January 1, 2006	$1,365,000

(a)	The net valuation increases in assumed mortgage loans payable result from adjusting the contract rates of interest (ranging from 5.4% to 7.3% per annum in 2006, from 5.5% to 8.0% per annum in 2005, and 7.0% per annum in 2004) to market rates of interest (ranging from 5.4% to 6.0% per annum in 2006, from 5.0% to 5.4% per annum in 2005, and 6.0% per annum in 2004) .
Note 3. Common/Preferred Stock Issuances
     In April 2005, the Company sold 1,200,000 shares of its 8-7/8% Series A Cumulative Redeemable Preferred Stock at a price of $26.00 per share, and realized net proceeds, after underwriting fees and offering costs, of $29.9 million (the Company’s preferred stock has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option on or after July 28, 2009 at a price of $25.00 per share, plus accrued and unpaid distributions). The Company also sold in April 2005 2,990,000 shares of its common stock (including 390,000 shares representing the exercise by

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
the underwriters of their over-allotment option) at a price of $13.80 per share, and realized net proceeds, after underwriting fees and offering costs, of $40.3 million. Substantially all of the net proceeds from these offerings were used initially to repay amounts outstanding under the Company’s secured revolving credit facility.
     In August 2005, the Company consummated a public offering of an aggregate of 10,350,000 shares of its common stock (including 1,350,000 shares relating to the exercise of an over-allotment option), of which 6,000,000 shares were sold at that time at a price of $14.60 per share; the net proceeds from this sale, after underwriting fees and offering costs, were $82.8 million, substantially all of which were used initially to repay amounts outstanding under the Company’s secured revolving credit facility. With respect to the balance of the offering, the Company entered into a forward sales agreement with the lead underwriter, whereby the Company had the right to deliver up to 4,350,000 shares, in whole or in part, at any time, through August 17, 2006. Pursuant to the agreement, upon delivery of the shares, the Company would receive $13.87 per share, subject to certain interest and dividend adjustments. In November 2005, the Company issued 1,100,000 shares of its common stock at a price of $13.74 per share, as adjusted pursuant to the terms of the agreement; the net proceeds from this sale, after offering costs, were $15.1 million, substantially all of which were used initially to repay amounts outstanding under the Company’s secured revolving credit facility. In June 2006, the 3,250,000 shares remaining under the agreement were settled at approximately $13.60 per share, as adjusted pursuant to the terms of the agreement, and the Company received net proceeds of approximately $44.2 million, substantially all of which were used initially to repay amounts outstanding under the Company’s secured revolving credit facility.
     In December 2006, the Company sold 7,500,000 shares of its common stock at a price of $16.00 per share, and realized net proceeds, after underwriting fees and offering costs, of $113.8 million, substantially all of which were used initially to repay amounts outstanding under the Company’s secured revolving credit facility (in January 2007, the underwriters exercised their over-allotment option to the extent of 275,000 shares, and the Company realized additional net proceeds of $4.2 million).
     Pursuant to a registration statement filed in June 2005 and prospectus supplements thereto (applicable to a total of 7,000,000 shares), the Company is authorized to sell shares of its common stock through registered deferred offering programs. Pursuant to these programs, the Company sold 3,295,000 shares of its common stock during 2006, at an average price of $15.64 per share, resulting in net proceeds to the Company, after issuance expenses, of approximately $49.9 million.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Note 4. Real Estate
     Real estate at December 31, 2006 and 2005 is comprised of the following:

	2006	2005
Cost
Balance, beginning of year	$980,956,000	$521,352,000
Deconsolidation of Red Lion joint venture	(19,889,000)	—
Properties acquired	240,692,000	419,151,000
Improvements and betterments	40,218,000	40,843,000
Write-off of fully depreciated assets	—	(390,000)

Balance, end of year	$1,241,977,000	$980,956,000

Accumulated depreciation
Balance, beginning of year	$34,499,000	$16,027,000
Deconsolidation of Red Lion joint venture	(1,524,000)	—
Depreciation expense	31,863,000	18,862,000
Write-off of fully depreciated assets	—	(390,000)

Balance, end of year	$64,838,000	$34,499,000

Net book value	$1,177,139,000	$946,457,000

     During 2006, the Company acquired 13 operating properties and 179 acres of land for development and/or future expansion. During 2005, the Company acquired 53 operating properties, of which two were redevelopment properties, and 0.84 acres of land for future expansion. Real estate net book value at December 31, 2006 and 2005 included land held for development of $37,912,000 and $6,793,000, respectively.
     The 2006 property acquisitions are summarized as follows:

	Number of		Acquisition
Property	properties	GLA	cost

Shore Mall (1)(2)	1	621,000	$45,048,000
Shaw’s Plaza	1	177,000	30,678,000
Trexlertown Plaza (1)	1	241,000	29,128,000
Oakhurst Plaza	1	111,000	22,715,000

	4	1,150,000	127,569,000
Other operating properties (3)	9	584,000	80,637,000

Total operating properties	13	1,734,000	208,206,000

Land held for development	8	179.41 acres	32,486,000

Total properties acquired (4)			$240,692,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
     The 2005 property acquisitions are summarized as follows:

	Number of		Acquisition
Property	properties	GLA	cost

“RVG” Portfolio	8	578,000	$97,057,000
“Giltz” Portfolio	25	716,000	92,237,000
“WP” Realty	2	376,000	48,369,000
Trexler Mall	1	339,000	34,928,000
“Silver” Portfolio	4	131,000	32,750,000

	40	2,140,000	305,341,000
Other operating properties (3)	13	1,428,000	109,794,000

Total operating properties	53	3,568,000	415,135,000

Land held for development	1	0.84 acres	4,016,000

Total properties acquired			$419,151,000

(1)	Excludes cost of undeveloped land parcels acquired as part of the transactions (separately included in “land held for development”).

(2)	The Company’s Chairman had approximately an 8% limited partnership interest in the selling entities. In connection with the acquisition, the independent members of the Company’s Board of Directors obtained an appraisal in support of the purchase price and the consideration given. The Company had previously held an option to acquire the property, and had, together with its predecessor companies, been providing property management, leasing, construction management and legal services to the property since 1986.

(3)	The nine and thirteen properties acquired in 2006 and 2005, respectively, acquired individually and not as part of a portfolio, had acquisition costs of less than $20.0 million each. The 2006 amount includes $11,814,000 of purchase accounting allocations applicable to properties acquired during 2005.

(4)	In addition , the Company has a 49% interest in an unconsolidated joint venture, which owns a single-tenant office property located in Philadelphia, PA.
     At December 31, 2006, a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the secured revolving credit facility, as follows:

Net book
Description	value
Collateral for mortgage loans payable	$728,335,000
Collateral for secured revolving credit facility	357,727,000
Unencumbered properties	91,077,000

Total portfolio	$1,177,139,000

Pro Forma Financial Information (unaudited)
     The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the years ended December 31, 2006 and 2005 as if all property acquisitions and preferred stock offerings from January 1, 2005 through December 31, 2006 were all completed as of January 1, 2005. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2005, nor do they purport to predict the results of operations for future periods.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

	2006	2005
Revenues	$135,709,000	$122,965,000
Net income applicable to common shareholders	$6,590,000	$7,320,000
Per common share:
Basic	$0.20	$0.31
Diluted	$0.20	$0.30

Weighted average number of common shares outstanding:
Basic	32,926,000	23,988,000
Diluted	33,055,000	24,031,000
Note 5. Rentals Under Operating Leases
     Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2006 are as follows:

2007	$95,412,000
2008	90,477,000
2009	82,302,000
2010	71,966,000
2011	64,321,000
Thereafter	446,951,000

$851,429,000

     Total future base rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such other rentals amounted to approximately $24,645,000, $16,338,000 and $11,070,000 in 2006, 2005, and 2004, respectively.
Note 6. Mortgage Loans Payable and Secured Revolving Credit Facility
     Secured debt is comprised of the following at December 31, 2006 and 2005:

	At December 31, 2006			At December 31, 2005
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages	$494,764,000	5.7%	4.8% - 8.9%	$338,988,000	5.8%	4.8% - 8.9%
Variable-rate mortgages	4,839,000	8.1%	8.1%	41,323,000	6.3%	6.2% - 7.1%

	499,603,000	5.7%		380,311,000	5.9%
Secured revolving credit facility	68,470,000	6.6%		147,480,000	5.6%

	$568,073,000	5.8%		$527,791,000	5.8%

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Mortgage loans payable
     Mortgage loan activity for 2006 and 2005 is summarized as follows:

	2006	2005
Balance, beginning of year	$380,311,000	$180,430,000
Deconsolidation of Red Lion joint venture	(16,310,000)	—
New mortgage borrowings	118,869,000	91,350,000
Acquisition debt assumed	64,291,000	117,427,000
Repayments	(47,558,000)	(8,896,000)

Balance, end of year	$499,603,000	$380,311,000

     During 2006, the Company (1) borrowed $114,881,000 of new fixed-rate mortgage loans, bearing interest at rates ranging from 5.5% to 6.1% per annum, with an average of 5.6% per annum, (2) borrowed $3,988,000 under the Camp Hill Mall construction financing facility, which bore interest at 185 bps over LIBOR (that facility was repaid in full in December 2006), and (3) assumed $64,291,000 of fixed-rate mortgage loans payable in connection with acquisitions, bearing interest at rates ranging from 5.4% to 6.0% per annum, with an average of 5.8% per annum. These principal amounts and rates of interest represent the fair values at the respective dates of acquisition. The stated contract amounts were $63,807,000 at the respective dates of acquisition, bearing interest at rates ranging from 5.4% to 7.3% per annum, with an average of 6.1% per annum.
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
     Scheduled principal payments on mortgage loans payable at December 31, 2006, due on various dates from 2007 to 2021, are as follows:

2007	$18,244,000
2008	67,243,000
2009	7,620,000
2010	14,546,000
2011	62,183,000
Thereafter	329,767,000

$499,603,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
Secured Revolving Credit Facility
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, and will expire in January 2009, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $68.5 million at December 31, 2006, and such borrowings bore interest at an average rate of 6.60% per annum. Borrowings under the facility bear interest at a rate of LIBOR plus a basis point (“bps”) spread ranging from 110 bps to 145 bps depending upon the Company’s leverage ratio, as defined (the spread as of December 31, 2006 was 125 bps and, based on covenant measurements at that date, will be 110 bps effective January 1, 2007). The facility also requires an unused portion fee of 15 bps. Based on covenant measurements and collateral in place as of December 31, 2006, the Company was permitted to draw up to approximately $278.0 million, of which approximately $209.5 million remained available at that date.
     In connection with an amendment to the facility concluded in October 2006, the Company arranged a bridge loan facility with Bank of America, N.A. for an aggregate amount of $57.4 million, bearing interest at the same rate as the Company’s secured revolving credit facility, which amount remained outstanding from July 27, 2006 until it was repaid on October 20, 2006.
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
Note 7. Derivative Financial Instruments
     In 2003, the Company entered into interest rate swaps converting LIBOR-based variable rate debt to fixed annual rates. Also in 2003, the Company entered into (1) a fair value hedge which swapped a fixed rate amortization schedule to a LIBOR-based variable rate (the change in the fair value of the hedge was charged to operations, and the position was closed in December 2004), and (2) $30 million non-specific five-year interest rate hedges capping LIBOR at 4.5% (since these caps did not relate to specific debt, they were ineffective for accounting purposes and, accordingly, changes in their fair values were charged to operations; these hedge positions were closed in December 2004).
     The following table summarizes the original notional values and fair values of the Company’s derivative financial instruments as of December 31, 2006 and 2005:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006

		Original			Fair value at
		notational	Interest	Expiration	December 31,
Hedge	Type	value	rate	date	2006	2005

Interest rate swap	Cash flow hedge	$4,190,000	6.83%	Feb 2010	$73,000	$59,000
Interest rate swap	Cash flow hedge	5,346,000	6.83%	Feb 2010	117,000	104,000

					$190,000	$163,000

     During 2006, the Company recognized a gain of $27,000, representing the change in the fair value of derivatives. Of this amount, a $19,000 gain was credited to minority interests in consolidated joint ventures, an $8,000 gain was recorded in accumulated other comprehensive income (loss), and no gain or loss was recorded to limited partners’ interest. During 2005, the Company recognized a gain of $314,000, representing the change in the fair value of derivatives. Of this amount, a $303,000 gain was recorded in accumulated other comprehensive income (loss) and an $11,000 gain was credited to limited partners’ interest. During 2004, the Company recognized a loss of $503,000, representing the change in the fair value of derivatives. Of this amount, a $220,000 gain was recorded in accumulated other comprehensive income (loss), a $7,000 gain was credited to limited partners’ interest, and the $730,000 ineffective portion of net loss on the 2003 hedges was charged to operations (included in depreciation and amortization).
Note 8. Commitments and Contingencies
     Certain of the purchase agreements relating to properties acquired by the Company have “earn out” provisions, which provide for a contingent payment to the seller in the event that vacant space, as of the closing date, is leased within an agreed-upon period of time. As of December 31, 2006, the total amount of such contingent payments is not expected to exceed approximately $12,000,000.
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
     The Company’s principal office is located in 8,600 square feet at 44 South Bayles Avenue, Port Washington, NY (including 1,100 square feet effective April 1, 2007), which it leases from a partnership owned 24% by the Company’s Chairman. Future minimum rents payable under the terms of the leases, as amended, amount to $250,000, $264,000, $271,000, $75,000, $36,000 and $9,000 during the years 2007 through 2011, and through March 2012, respectively. In addition, one of the Company’s properties and a portion of a second are owned subject to ground leases which provide for annual payments, subject to

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2006
cost-of-living adjustments, through May 2071, as follows: 2007 - $177,000, 2008 — $177,000, 2009 — $177,000, 2010 — $178,000, 2011 — $181,000, and thereafter - $8,458,000.
Note 9. Selected Quarterly Financial Data (unaudited)

Year	March 31	June 30	September 30	December 31

2006
Revenues	$29,992,000	$30,308,000	$31,929,000	$34,263,000
Net income applicable to common shareholders	1,000,000	2,134,000	1,785,000	2,539,000
Per common share (basic and diluted) (a)	$0.03	$0.07	$0.05	$0.07

2005
Revenues	$16,522,000	$17,047,000	$20,551,000	$24,821,000
Net income applicable to common shareholders	1,354,000	1,466,000	1,752,000	1,455,000
Per common share (basic and diluted) (a)	$0.07	$0.07	$0.07	$0.05

2004
Revenues	$11,272,000	$12,640,000	$12,446,000	$14,720,000
Net income applicable to common shareholders	1,343,000	1,903,000	1,208,000	1,248,000
Per common share (basic and diluted) (a)	$0.08	$0.12	$0.07	$0.07

(a)	Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.
Note 10. Subsequent Events
     On January 18, 2007, the Company acquired the Fairview Commons shopping center in New Cumberland, PA, an approximately 62,000 sq. ft. shopping center, for a purchase price of approximately $4.3 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.
     On January 30, 2007, the Company acquired the Oakland Commons shopping center in Bristol, CT an approximately 90,000 sq. ft. supermarket-anchored shopping center, for a purchase price of approximately $12.5 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.
     On January 25, 2007, the Company’s Board of Directors approved a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board approved a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions were paid on February 20, 2007 to shareholders of record on February 9, 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of December 31, 2006, and have determined that such disclosure controls and procedures are effective.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
     There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the last quarter of 2006.
     Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on management’s assessment of the Company’s internal control over financial reporting, which appears elsewhere in this report.
Item 9B. Other Information
None.

Part III.
Item 10. Directors, Executive Officers and Corporate Governance
     This item is incorporated by reference to the definitive proxy statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation
     This item is incorporated by reference to the definitive proxy statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     This item is incorporated by reference to the definitive proxy statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions and Director Independence
     This item is incorporated by reference to the definitive proxy statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services
     This item is incorporated by reference to the definitive proxy statement for the 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

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

	3.	Exhibits

Item	Title or Description

3.1.a	Articles of Incorporation of the Company, as amended, incorporated by reference to Exhibits 3.1 and 3.2 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.1.b	Articles Supplementary for 8-7/8% Series A Cumulative Redeemable Preferred Stock, incorporated by reference to Exhibit 3.1.b of Form 10-K for the year ended December 31, 2004.

3.2	By-laws of the Company, as amended, incorporated by reference to Exhibit 3.3 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.b	Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.c	Amendment No. 2 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.c of Form 10-K for the year ended December 31, 2004.

3.3.d	Amendment No. 3 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P.

10.1.a*	Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.a of Form 10-K for the year ended December 31, 2004.

10.1.b*	Amendment No. 1 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.b of Form 10-K for the year ended December 31, 2004.

10.1.c*	Amendment No. 2 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of August 9, 2004, incorporated by reference to Exhibit 10.6.c of Form 10-K for the year ended December 31, 2004.

Item	Title or Description

10.1.d*	Amendment No. 3 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.

10.1.e*	Amendment No. 4 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 21, 2006.

10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

10.2.b*	Amendment No. 1 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 21, 2006.

10.3.a.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of November 1, 2003, incorporated by reference to Exhibit 10.39 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.3.a.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.a.ii of Form 10-K for the year ended December 31, 2004.

10.3.a.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of October 19, 2005, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 20, 2005.

10.3.b.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of November 1, 2003, incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.3.b.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.b.ii of Form 10-K for the year ended December 31, 2004.

10.3.b.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of October 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 20, 2005.

10.3.b.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of December 29, 2006.

10.3.c.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Thomas J. O’Keeffe, dated as of November 1, 2003, incorporated by reference to Exhibit 10.41 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.3.c.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas J. O’Keeffe, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.c.ii of Form 10-K for the year ended December 31, 2004.

10.3.c.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas J. O’Keeffe, dated as of October 19, 2005, incorporated by reference to Exhibit 10.3 of Form 8-K filed on October 20, 2005.

10.3.d.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of November 1, 2003, incorporated by reference to Exhibit 10.42 of the Registration Statement on Form S-11 field on August 20, 2003, as amended.

10.3.d.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.d.ii of Form 10-K for the year ended December 31, 2004.

10.3.d.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of October 19, 2005, incorporated by reference to Exhibit 10.4 of Form 8-K filed on October 20, 2005.

10.3.d.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of December 29, 2006.

Item	Title or Description

10.3.e.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Nancy Mozzachio, dated as of August 1, 2003.

10.3.e.ii*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy Mozzachio, dated as of December 29, 2006.

10.4.a	Loan Agreement from General Electric Capital Corp. to Fairview Plaza Associates, L.P., dated as of January 10, 2003, incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 21, 2003.

10.4.b	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Fairview Plaza Associates, L.P. for the benefit of General Electric Capital Corporation, is executed as of January 10, 2003, incorporated by reference to Exhibit 10.7 of Form 8-K filed on February 21, 2003.

10.4.c	Promissory Note for Fairview Plaza Associates, L.P. to General Electric Capital Corporation, dated January 10, 2003, incorporated by reference to Exhibit 10.8 of Form 8-K filed on February 21, 2003.

10.4.d	Loans to One Borrower Certificate from General Electric Capital Corp. to Fairview Plaza Associates, L.P. guaranteed by Cedar Income Fund, Ltd., dated January 10, 2003, incorporated by reference to Exhibit 10.10 of Form 8-K filed on February 21, 2003.

10.4.e	Loan Agreement by and between Newport Plaza Associates, L.P. and Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.17 of Form 8-K filed on February 21, 2003.

10.4.f	Promissory Note from Citizens Bank of Pennsylvania for the benefit of Newport Plaza Associates, L.P., dated as of February 6, 2003, incorporated by reference to Exhibit 10.18 of Form 8-K filed on February 21, 2003.

10.4.g	Open-End Mortgage and Security Agreement between Newport Plaza Associates, L.P. and Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.19 of Form 8-K filed on February 21, 2003.

10.4.h	Guaranty and Suretyship Agreement by Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P. made in favor of Citizens Bank of Pennsylvania, made as of February 6, 2003, incorporated by reference to Exhibit 10.23 of Form 8-K filed on February 21, 2003.

10.4.i	Loan Agreement by and between Halifax Plaza Associates, L.P. and Citizens Bank of Pennsylvania, made as of February 6, 2003, incorporated by reference to Exhibit 10.33 of Form 8-K filed on February 21, 2003.

10.4.j	Promissory Note for Halifax Plaza Associates, L.P. to Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.34 of Form 8-K filed on February 21, 2003.

10.4.k	Open-End Mortgage and Security Agreement between Halifax Plaza Associates, L.P. and Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.35 of Form 8-K filed on February 21, 2003.

10.4.l	Guaranty and Suretyship Agreement by Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P. in favor of Citizens Bank of Pennsylvania, made as of February 6, 2003, incorporated by reference to Exhibit 10.39 of Form 8-K filed on February 21, 2003.

10.5.a	Loan Agreement (the “Loan Agreement”) by and among Cedar Shopping Centers Partnership, L.P., Fleet National Bank (now Bank of America), Commerzbank AG New York Branch, PB Capital Corporation, Manufacturers and Traders Trust Company, Sovereign Bank, Raymond James Bank, FSB, Citizens Bank and the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”) and Fleet National Bank (as Administrative Agent), dated January 30, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 22, 2004.

10.5.b	First Amendment to Loan Agreement, dated as of June 16, 2004, incorporated by reference to Exhibit 10.10.b of Form 10-K for the year ended December 31, 2004.

Item	Title or Description

10.5.c	Second Amendment to Loan Agreement, dated as of November 2, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 8, 2004.

10.5.d	Third Amendment to Loan Agreement, dated as of January 28, 2005, incorporated by reference to Exhibit 10.10.d of Form 10-K for the year ended December 31, 2004.

10.5.e	Fourth Amendment to Loan Agreement, dated as of December 16, 2005, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 21, 2005.

10.5.f	Fifth Amendment to Loan Agreement, dated as of June 29, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2006.

10.5.g	Sixth Amendment to Loan Agreement, dated as of October 20, 2006, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 24, 2006.

10.6.g	Loan Agreement between Patrician Financial Company Limited Partnership as Lender and Townfair Center Associates as Borrower, dated as of February 13, 1998, incorporated by reference to Exhibit 10.10 of Form 8-K filed on March 22, 2004.

10.6.h	Promissory Note (Townfair Center Phases I & II) from Cedar Shopping Centers Partnership, L.P. to Patrician Financial Company Limited Partnership, Note Date: February 13, 1998, incorporated by reference to Exhibit 10.11 of Form 8-K filed on March 22, 2004.

10.6.i	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Townfair Center Associates in favor of Patrician Financial Company Limited Partnership, entered into as of February 13, 1998, incorporated by reference to Exhibit 10.12 of Form 8-K filed on March 22, 2004.

10.7.a	Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of August 2, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 5, 2004.

10.7.b	Amendment to Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of September 2, 2004, incorporated by reference to Exhibit 10.2 of Form 8-K filed on November 5, 2004.

10.7.c	Second Amendment to Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of September 10, 2004, incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 5, 2004.

10.7.d	Third Amendment to Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of September 13, 2004, incorporated by reference to Exhibit 10.4 of Form 8-K filed on November 5, 2004.

10.7.e	Fourth Amendment to Agreement of Purchase and Sale by and between Roger V. Calarese and A. Richard Calarese as Trustees of the Franklin Village Trust and Cedar-Franklin Village, LLC, dated as of October 29, 2004, incorporated by reference to Exhibit 10.5 of Form 8-K filed on November 5, 2004.

10.7.f	Limited Liability Company Agreement of Cedar-Franklin Village LLC entered into by Cedar-Franklin Village 2 LLC as sole equity member, Suzanne M. Hay as Springing Member 1 and Jan Koeman as Springing Member 2, dated October 22, 2004, incorporated by reference to Exhibit 10.6 of Form 8-K filed on November 5, 2004.

10.7.g	Operating Agreement of Cedar-Franklin Village 2 LLC made and entered into by Cedar Shopping Centers Partnership, L.P. dated as of October 21, 2004, incorporated by reference to Exhibit 10.7 of Form 8-K filed on November 5, 2004.

10.7.h	Loan Agreement between Cedar-Franklin Village LLC as Borrower and Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004, incorporated by reference to Exhibit 10.13 of Form 8-K filed on November 5, 2004.

Item	Title or Description

10.7.i	Promissory Note for Cedar-Franklin Village LLC to Eurohypo AG, New York Branch, dated November 1, 2004, incorporated by reference to Exhibit 10.14 of Form 8-K filed on November 5, 2004.

10.7.j	Mortgage and Security Agreement for Cedar-Franklin Village LLC as Borrower to Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004, incorporated by reference to Exhibit 10.15 of Form 8-K filed on November 5, 2004.

10.7.k	Guaranty for Cedar Shopping Centers Partnership, L.P. as Guarantor for the benefit of Eurohypo AG, New York Branch as Lender, executed as of November 1, 2004, incorporated by reference to Exhibit 10.18 of Form 8-K filed on November 5, 2004.

10.8	Agreement of Purchase and Sale dated as of November 15, 2004, by and between Gateway Connecticut Properties, Inc., as Seller, and Cedar Shopping Centers Partnership, L.P., a Delaware Limited Partnership, as Purchaser, in respect of the Brickyard Shopping Center, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 21, 2004.

10.9.a	Contribution and Sale Agreement dated as of February 3, 2005, among various affiliates of Giltz & Associates, Inc., each an Ohio limited liability company, as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 8, 2005.

10.9.b	Amendment to Contribution and Sale Agreement, dated as of April 5, 2005, among various affiliates of Giltz & Associates, Inc., each an Ohio limited liability company, as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 8, 2005.

10.9.c	Second Amendment to Contribution and Sale Agreement, dated as of April 25, 2005, among various affiliates of Giltz & Associates, Inc., each an Ohio limited liability company, as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 27, 2005.

10.11.a	Purchase and Sale Agreement dated as of May 10, 2005, among the various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 29, 2005.

10.11.b	Amendment to Purchase and Sale Agreement, dated as of June 22, 2005, among various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 29, 2005.

10.11.c	Amendment No. 2 to Purchase and Sale Agreement, dated as of July 11, 2005, among various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 29, 2005.

10.11.d	Amendment No. 3 to Purchase and Sale Agreement, dated as of July 26, 2005, among various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 29, 2005.

10.11.e	Amendment No. 4 to Purchase and Sale Agreement, dated as of August 11, 2005, among various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.5 of Form 8-K filed on June 29, 2005.

21.1	List of Subsidiaries of the Registrant

Item	Title or Description

23.1	Consent of Ernst & Young LLP

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.

(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a) (3) above.

(c)	The following documents are filed as part of the report:

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
March 9, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and as of the date indicated this report has been signed by the below.

/s/ JAMES J. BURNS	/s/ RICHARD HOMBURG
James J. Burns	Richard Homburg
Director	Director

/s/ PAUL G. KIRK, JR.	/s/ EVERETT B. MILLER, III
Paul G. Kirk, Jr.	Everett B. Miller, III
Director	Director

/s/ LEO S. ULLMAN	/s/ BRENDA J. WALKER
Leo S. Ullman	Brenda J. Walker
Director	Director

/s/ROGER M. WIDMANN
Roger M. Widmann
Director
March 9, 2007

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2006

									Gross amount at which carried at
				Year built/	Gross	Initial cost to the Company		Subsequent	December 31, 2006
		Year	Percent	Year last	leasable		Buildings and	cost		Buildings and		Accumulated	Amount Of
Property	State	acquired	owned	renovated	area	Land	improvements	capitalized	Land	improvements	Total	depreciation(4)	encumbrance

Wholly-Owned Stabilized Properties (1):
Academy Plaza	PA	2001	100%	1965/1998	153,000	$2,406,000	$9,623,000	$1,008,000	$2,406,000	$10,631,000	$13,037,000	$1,395,000	$9,952,000
Annie Land Plaza	VA	2006	100%	1999	43,000	809,000	3,857,000	—	809,000	3,857,000	4,666,000	52,000	—
Camp Hill	PA	2002	100%	1958/2005	468,000	4,460,000	17,857,000	41,495,000	4,460,000	59,352,000	63,812,000	2,965,000	65,000,000
Carbondale Plaza	PA	2004	100%	1972/2005	130,000	1,586,000	7,289,000	2,594,000	1,586,000	9,883,000	11,469,000	948,000	5,394,000
Carrolton Discount Drug Mart Plaza	OH	2005	100%	2000	40,000	713,000	3,316,000	16,000	713,000	3,332,000	4,045,000	217,000	2,440,000
Clyde Discount Drug Mart Plaza	OH	2005	100%	2002	35,000	451,000	2,326,000	3,000	451,000	2,329,000	2,780,000	163,000	2,035,000
Coliseum Marketplace	VA	2005	100%	1987/2005	105,000	2,924,000	14,416,000	2,676,000	3,443,000	16,573,000	20,016,000	959,000	12,952,000
Columbus Crossing	PA	2003	100%	2001	142,000	4,579,000	19,135,000	5,000	4,579,000	19,140,000	23,719,000	1,767,000	(3)
CVS at Bradford	PA	2005	100%	1996	11,000	291,000	1,466,000	2,000	291,000	1,468,000	1,759,000	91,000	1,023,000
CVS at Celina	OH	2005	100%	1998	10,000	418,000	1,967,000	—	418,000	1,967,000	2,385,000	103,000	1,701,000
CVS at Erie	PA	2005	100%	1997	10,000	399,000	1,783,000	—	399,000	1,783,000	2,182,000	88,000	1,393,000
CVS at Portage Trail	OH	2005	100%	1996	11,000	341,000	1,603,000	—	341,000	1,603,000	1,944,000	85,000	1,095,000
CVS at Westfield	NY	2005	100%	2000	10,000	339,000	1,558,000	—	339,000	1,558,000	1,897,000	75,000	—
Dover Discount Drug Mart Plaza	OH	2005	100%	2002	38,000	563,000	2,790,000	4,000	563,000	2,794,000	3,357,000	302,000	2,226,000
East Chestnut	PA	2005	100%	1996	21,000	800,000	3,699,000	—	800,000	3,699,000	4,499,000	338,000	2,280,000
Elmhurst Square	VA	2006	100%	1961-1983	66,000	1,359,000	5,944,000	—	1,359,000	5,944,000	7,303,000	—	4,244,000
Fairfield Plaza	CT	2005	100%	2001/2005	72,000	1,816,000	7,891,000	1,181,000	2,051,000	8,837,000	10,888,000	417,000	5,366,000
Family Dolllar at Akron	OH	2005	100%	2000	7,000	82,000	569,000	—	82,000	569,000	651,000	100,000	—
Fieldstone Marketplace	MA	2005	100%	1988/2003	194,000	5,229,000	21,440,000	(37,000)	5,229,000	21,403,000	26,632,000	790,000	19,658,000
FirstMerit Bank at Akron	OH	2005	100%	1996	3,000	169,000	734,000	3,000	169,000	737,000	906,000	43,000	—
FirstMerit Bank at Cuyahoga Falls	OH	2006	100%	1973/2003	18,000	264,000	1,304,000	—	264,000	1,304,000	1,568,000	4,000	—
Franklin Village Plaza	MA	2004	100%	1987/2005	302,000	13,817,000	58,204,000	920,000	13,817,000	59,124,000	72,941,000	4,881,000	43,500,000
Gabriel Brothers Plaza	OH	2005	100%	1970's/2004	82,000	947,000	3,691,000	16,000	947,000	3,707,000	4,654,000	165,000	3,200,000
Gahanna Discount Drug Mart Plaza	OH	2006	100%	2003	49,000	1,379,000	5,385,000	—	1,379,000	5,385,000	6,764,000	45,000	5,195,000
General Booth Plaza	VA	2005	100%	1985	73,000	1,935,000	9,493,000	12,000	1,935,000	9,505,000	11,440,000	695,000	5,784,000
Gold Star Plaza	PA	2006	100%	1988	72,000	1,646,000	6,519,000	—	1,646,000	6,519,000	8,165,000	166,000	2,952,000
Golden Triangle	PA	2003	100%	1960/2005	195,000	2,320,000	9,713,000	5,427,000	2,320,000	15,140,000	17,460,000	1,468,000	9,264,000
Hamburg Commons	PA	2004	100%	1988-1993	100,000	1,153,000	4,678,000	5,065,000	1,153,000	9,743,000	10,896,000	565,000	5,389,000
Hannaford Plaza	MA	2006	100%	1965/2006	102,000	1,874,000	8,453,000	—	1,874,000	8,453,000	10,327,000	85,000	—
Hudson Discount Drug Mart Plaza	OH	2005	100%	2000	32,000	770,000	3,535,000	—	770,000	3,535,000	4,305,000	192,000	2,575,000
Jordan Lane	CT	2005	100%	1969/1991	182,000	4,291,000	20,866,000	5,000	4,291,000	20,871,000	25,162,000	837,000	13,669,000
Kempsville Crossing	VA	2005	100%	1985	94,000	2,207,000	11,000,000	—	2,207,000	11,000,000	13,207,000	763,000	6,565,000

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2006
(continued)

									Gross amount at which carried at
				Year built/	Gross	Initial cost to the Company		Subsequent	December 31, 2006
		Year	Percent	Year last	leasable		Buildings and	cost		Buildings and		Accumulated	Amount Of
Property	State	acquired	owned	renovated	area	Land	improvements	capitalized	Land	improvements	Total	depreciation(4)	encumbrance

Kenley Village	MD	2005	100%	1988	52,000	726,000	3,512,000	21,000	726,000	3,533,000	4,259,000	490,000		(3)
Kingston Plaza	NY	2006	100%	2006	18,000	2,827,000	—	2,223,000	2,827,000	2,223,000	5,050,000	5,000	—
LA Fitness Facility	PA	2002	100%	2003	41,000	2,462,000	—	5,176,000	2,462,000	5,176,000	7,638,000	333,000	4,839,000
Liberty Marketplace	PA	2005	100%	2003	68,000	2,665,000	12,639,000	154,000	2,695,000	12,763,000	15,458,000	560,000	10,099,000
Lodi Discount Drug Mart Plaza	OH	2005	100%	2003	39,000	704,000	3,393,000	7,000	704,000	3,400,000	4,104,000	231,000	2,480,000
Long Reach Village	MD	2006	100%	1973/1998	105,000	1,715,000	8,554,000	—	1,715,000	8,554,000	10,269,000	106,000	4,921,000
Majestic Plaza	MI	2005	100%	1960's/2003	79,000	2,341,000	9,175,000	59,000	2,352,000	9,223,000	11,575,000	380,000		(3)
McCormick Place	OH	2005	100%	1995	46,000	847,000	4,022,000	16,000	847,000	4,038,000	4,885,000	324,000	2,275,000
McDonalds / Waffle House at Medina	OH	2005	100%	2003	6,000	737,000	132,000	—	737,000	132,000	869,000	13,000	—
Meadows Marketplace	PA	2004	100%	2005	86,000	1,914,000	—	11,082,000	1,914,000	11,082,000	12,996,000	270,000	10,763,000
Mechanicsburg Giant	PA	2005	100%	2003	52,000	2,709,000	12,159,000	—	2,709,000	12,159,000	14,868,000	472,000	10,456,000
Oak Ridge Shopping center	VA	2006	100%	2000	39,000	959,000	4,254,000	—	959,000	4,254,000	5,213,000	13,000	3,580,000
Oakhurst Plaza	PA	2006	100%	1980/2001	111,000	4,538,000	18,177,000	—	4,538,000	18,177,000	22,715,000	287,000		(3)
Oakland Mills	MD	2005	100%	1960's/2004	58,000	1,611,000	6,292,000	20,000	1,611,000	6,312,000	7,923,000	371,000	5,139,000
Palmyra Shopping Center	PA	2005	100%	1960/1995	112,000	1,490,000	6,566,000	9,000	1,490,000	6,575,000	8,065,000	361,000		(3)
Pennsboro Commons	PA	2005	100%	1999	110,000	3,608,000	14,254,000	9,000	3,608,000	14,263,000	17,871,000	612,000	11,433,000
Pickerington Discount Drug Mart Plaza	OH	2005	100%	2002	48,000	1,186,000	5,396,000	—	1,186,000	5,396,000	6,582,000	340,000	4,361,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	79,000	1,622,000	6,489,000	10,000	1,622,000	6,499,000	8,121,000	610,000	6,090,000
Polaris Discount Drug Mart Plaza	OH	2005	100%	2001	50,000	1,242,000	5,816,000	4,000	1,242,000	5,820,000	7,062,000	462,000	4,672,000
Pondside Plaza	NY	2005	100%	2003	19,000	365,000	1,612,000	5,000	365,000	1,617,000	1,982,000	113,000	1,210,000
Port Richmond Village	PA	2001	100%	1988	155,000	2,942,000	11,769,000	572,000	2,942,000	12,341,000	15,283,000	1,596,000	10,781,000
Powell Discount Drug Mart Plaza	OH	2005	100%	2001	50,000	1,379,000	6,121,000	10,000	1,379,000	6,131,000	7,510,000	437,000	4,476,000
Rite Aid at Massillon	OH	2005	100%	1999	10,000	442,000	2,014,000	—	442,000	2,014,000	2,456,000	97,000	1,711,000
River View Plaza I, II and III	PA	2003	100%	1991/1998	244,000	9,718,000	40,356,000	3,262,000	9,718,000	43,618,000	53,336,000	4,216,000		(3)
Shaw’s Plaza	MA	2006	100%	1968/1998	177,000	5,780,000	24,898,000	32,000	5,780,000	24,930,000	30,710,000	380,000	13,895,000
Shelby Discount Drug Mart Plaza	OH	2005	100%	2002	37,000	671,000	3,264,000	2,000	671,000	3,266,000	3,937,000	245,000	2,290,000
Shoppes at Salem Run	VA	2005	100%	2005	15,000	1,076,000	4,253,000	10,000	1,076,000	4,263,000	5,339,000	130,000		(3)
Shore Mall	NJ	2006	100%	1960/1980	621,000	7,180,000	37,868,000	1,009,000	7,180,000	38,877,000	46,057,000	1,120,000	33,423,000
Smithfield Plaza	VA	2005	100%	1988	46,000	1,049,000	5,220,000	—	1,049,000	5,220,000	6,269,000	290,000	3,689,000
South Philadelphia	PA	2003	100%	1950/2003	283,000	8,222,000	35,907,000	1,784,000	8,222,000	37,691,000	45,913,000	3,769,000		(3)
St James Square	MD	2005	100%	2000	40,000	586,000	3,838,000	606,000	586,000	4,444,000	5,030,000	315,000		(3)
Staples at Oswego	NY	2005	100%	2000	24,000	635,000	2,991,000	9,000	635,000	3,000,000	3,635,000	183,000	2,354,000
Stonehedge Square	PA	2006	100%	1990/2006	90,000	2,732,000	11,614,000	—	2,732,000	11,614,000	14,346,000	201,000		(3)

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2006
(continued)

									Gross amount at which carried at
				Year built/	Gross	Initial cost to the Company		Subsequent	December 31, 2006
		Year	Percent	Year last	leasable		Buildings and	cost		Buildings and		Accumulated	Amount Of
Property	State	acquired	owned	renovated	area	Land	improvements	capitalized	Land	improvements	Total	depreciation(4)	encumbrance

Suffolk Plaza	VA	2005	100%	1984	67,000	1,402,000	7,236,000	—	1,402,000	7,236,000	8,638,000	430,000	4,978,000
Sunset Crossing	PA	2003	100%	2002	74,000	2,150,000	8,980,000	31,000	2,150,000	9,011,000	11,161,000	809,000		(3)
Swede Square	PA	2003	100%	1980/2004	99,000	1,555,000	6,232,000	2,958,000	2,268,000	8,477,000	10,745,000	1,157,000		(3)
The Brickyard	CT	2004	100%	1990	275,000	6,465,000	28,281,000	418,000	6,465,000	28,699,000	35,164,000	2,257,000		(3)
The Commons	PA	2004	100%	2003	175,000	3,098,000	14,047,000	1,000	3,098,000	14,048,000	17,146,000	1,601,000		(3)
The Point	PA	2000	100%	1972/2001	255,000	2,700,000	10,800,000	11,399,000	2,996,000	21,903,000	24,899,000	3,404,000	18,566,000
The Point at Carlisle Plaza	PA	2005	100%	1965/1984	183,000	2,235,000	11,105,000	5,000	2,235,000	11,110,000	13,345,000	725,000		(3)
The Shops at Suffolk Downs	MA	2005	100%	2005	86,000	3,564,000	11,089,000	27,000	3,564,000	11,116,000	14,680,000	448,000		(3)
Townfair Center	PA	2004	100%	2002	204,000	3,022,000	13,786,000	411,000	3,022,000	14,197,000	17,219,000	1,464,000	9,656,000
Trexler Mall	PA	2005	100%	1973/2004	339,000	6,934,000	31,661,000	19,000	6,934,000	31,680,000	38,614,000	1,139,000	22,701,000
Trexlertown Plaza	PA	2006	100%	1990/2005	241,000	5,261,000	23,867,000	2,000	5,261,000	23,869,000	29,130,000	398,000		(3)
Ukrops at Fredericksburg	VA	2005	100%	1997	63,000	3,213,000	12,758,000	—	3,213,000	12,758,000	15,971,000	404,000		(3)
Ukrops at Glen Allen	VA	2005	100%	2000	43,000	6,366,000	616,000	—	6,769,000	213,000	6,982,000	54,000		(3)
Valley Plaza	MD	2003	100%	1975/1994	191,000	1,950,000	7,766,000	201,000	1,950,000	7,967,000	9,917,000	711,000		(3)
Virginia Center Commons	VA	2005	100%	2002	10,000	992,000	3,860,000	—	992,000	3,860,000	4,852,000	157,000		(3)
Virginia Little Creek	VA	2005	100%	1996/2001	70,000	1,493,000	8,507,000	—	1,650,000	8,350,000	10,000,000	456,000	5,776,000
Wal-Mart Center	CT	2003	100%	1972/2000	156,000	—	11,834,000	14,000	—	11,848,000	11,848,000	988,000	6,081,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	154,000	1,811,000	7,314,000	905,000	1,811,000	8,219,000	10,030,000	1,209,000	5,571,000
Westlake Discount Drug Mart Plaza	OH	2005	100%	2005	56,000	1,004,000	3,905,000	—	1,004,000	3,905,000	4,909,000	120,000	3,346,000

Total Wholly-Owned Stabilized Properties					8,621,000	196,232,000	808,303,000	102,877,000	198,596,000	908,816,000	1,107,412,000	58,027,000	466,464,000

Properties Owned in Joint Venture (2)
Fairview Plaza	PA	2003	30%	1992	70,000	1,811,000	7,272,000	166,000	1,811,000	7,438,000	9,249,000	744,000	5,772,000
Halifax Plaza	PA	2003	30%	1994	54,000	1,102,000	4,609,000	95,000	1,102,000	4,704,000	5,806,000	460,000	3,920,000
Loyal Plaza	PA	2002	25%	1969/2000	294,000	3,853,000	15,620,000	1,431,000	3,853,000	17,051,000	20,904,000	2,089,000	13,204,000
Newport Plaza	PA	2003	30%	1996	67,000	1,316,000	5,320,000	132,000	1,316,000	5,452,000	6,768,000	534,000	5,018,000

Total Consolidated Joint Ventures					485,000	8,082,000	32,821,000	1,824,000	8,082,000	34,645,000	42,727,000	3,827,000	27,914,000

Total Stabilized Properties					9,106,000	204,314,000	841,124,000	104,701,000	206,678,000	943,461,000	1,150,139,000	61,854,000	494,378,000

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2006
(continued)

									Gross amount at which carried at
				Year built/	Gross	Initial cost to the Company		Subsequent	December 31, 2006
		Year	Percent	Year last	leasable		Buildings and	cost		Buildings and		Accumulated	Amount Of
Property	State	acquired	owned	renovated	area	Land	improvements	capitalized	Land	improvements	Total	depreciation(4)	encumbrance

Development/Redevelopment and Other Non-Stabilized Properties (1):
Centerville Discount Drug Mart Plaza	OH	2005	100%	2000	49,000	780,000	3,607,000	20,000	780,000	3,627,000	4,407,000	261,000	2,935,000
Columbia Mall	PA	2005	100%	1988	352,000	2,855,000	15,600,000	734,000	2,855,000	16,334,000	19,189,000	766,000	—
Dunmore Shopping Center	PA	2005	100%	1962/1997	101,000	565,000	2,203,000	40,000	565,000	2,243,000	2,808,000	154,000	—
Huntingdon Plaza	PA	2004	100%	1972 - 2003	152,000	933,000	4,129,000	485,000	933,000	4,614,000	5,547,000	410,000	—
Lake Raystown Plaza	PA	2004	100%	1995	146,000	2,231,000	6,735,000	7,040,000	2,231,000	13,775,000	16,006,000	1,032,000	(3)
Ontario Discount Drug Mart Plaza	OH	2005	100%	2002	38,000	809,000	3,643,000	2,000	809,000	3,645,000	4,454,000	240,000	2,290,000
Value City Shopping Center	MI	2005	100%	1950’s/2003	117,000	189,000	1,323,000	3,000	189,000	1,326,000	1,515,000	121,000	—

Total Non-Stabilized Properties					955,000	8,362,000	37,240,000	8,324,000	8,362,000	45,564,000	53,926,000	2,984,000	5,225,000

Total Operating Portfolio					10,061,000	212,676,000	878,364,000	113,025,000	215,040,000	989,025,000	1,204,065,000	64,838,000	499,603,000

Land Held For Development:
Bergestrasse	PA	2006	100%	N/A	N/A	1,640,000	—	5,000	1,640,000	5,000	1,645,000	—	—
Blue Mountain Common	PA	2006	100%	N/A	N/A	13,742,000	—	394,000	13,742,000	394,000	14,136,000	—	—
Columbia Mall	PA	2006	100%	N/A	N/A	1,466,000	—	114,000	1,466,000	114,000	1,580,000	—	—
Halifax Plaza	PA	2004	100%	N/A	N/A	1,107,000	—	706,000	1,107,000	706,000	1,813,000	—	—
Kinderhook	NY	2006	100%	N/A	N/A	1,678,000	—	12,000	1,678,000	12,000	1,690,000	—	—
Pine Grove Plaza	NJ	2003	100%	N/A	N/A	388,000	—	—	388,000	—	388,000	—	—
The Shops at Suffolk Downs	MA	2005	100%	N/A	N/A	4,016,000	—	276,000	4,016,000	276,000	4,292,000	—	—
Shore Mall	NJ	2006	100%	N/A	N/A	2,018,000	—	—	2,018,000	—	2,018,000	—	—
Trexlertown Plaza	PA	2006	100%	N/A	N/A	8,087,000	—	285,000	8,087,000	285,000	8,372,000	—	—
Trindle Spring	PA	2006	100%	N/A	N/A	1,028,000	—	46,000	1,028,000	46,000	1,074,000	—	—
Washington Center Shoppes	NJ	2001	100%	N/A	N/A	250,000	—	654,000	250,000	654,000	904,000	—	—

Total Land Held For Development					—	35,420,000	—	2,492,000	35,420,000	2,492,000	37,912,000	—	—

TOTAL PORTFOLIO					10,061,000	$248,096,000	$878,364,000	$115,517,000	$250,460,000	$991,517,000	$1,241,977,000	$64,838,000	$499,603,000

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2006
(continued)
     The changes in real estate and accumulated depreciation for the three years ended December 31, 2006 are as follows:

	2006	2005	2004
Cost
Balance, beginning of year	$980,956,000	$521,352,000	$330,805,000
Deconsolidation of Red Lion joint venture	(19,889,000)	—	—
Properties acquired	240,692,000	419,151,000	172,192,000
Improvements and betterments	40,218,000	40,843,000	18,355,000
Write-off of fully depreciated assets	—	(390,000)	—

Balance, end of year	$1,241,977,000	$980,956,000	$521,352,000

Accumulated depreciation
Balance, beginning of year	$34,499,000	$16,027,000	$6,274,000
Deconsolidation of Red Lion joint venture	(1,524,000)	—	—
Depreciation expense	31,863,000	18,862,000	9,753,000
Write-off of fully depreciated assets	—	(390,000)	—

Balance, end of year	$64,838,000	$34,499,000	$16,027,000

Net book value	$1,177,139,000	$946,457,000	$505,325,000

(1)	“Stabilized properties” are those properties which are as least 80% leased and not designated as “development/redevelopment” properties as of December 31, 2006. Four of the Company’s properties are being re-tenanted, are non-stabilized, and are not designated as development/redevelopment properties.

(2)	The terms of the respective joint venture agreements provide, among other things, that the minority interest partners receive certain preference returns on their investments prior to any distributions to the Company.

(3)	Properties pledged as collateral under the Company’s secured revolving credit facility. The total net book value of all such properties was $357,727,000 at December 31, 2006; the total amounts outstanding under the secured revolving credit facility at that date was $68,470,000.

(4)	Depreciation is provided over the estimated useful lives of buildings and improvements, which range from 3 to 40 years.