Form 10-Q
period 2007-03-31
CEDAR SHOPPING CENTERS INC
filed 2007-05-10
CIK 761648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-31817
CEDAR SHOPPING CENTERS, INC.
(Exact name of registrant as specified in its charter)

Maryland	42-1241468

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

44 South Bayles Avenue, Port Washington, New York	11050-3765

(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 4, 2007, there were 44,188,181 shares of Common Stock, $0.06 par value, outstanding.

CEDAR SHOPPING CENTERS, INC.

Forward-Looking Statements
Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s beliefs, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, expectations or intentions, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such differences include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants; the continuing availability of suitable acquisitions, and development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital in the public and private markets; the availability of suitable joint venture partners; changes in interest rates; returns from development, redevelopment and acquisition activities may not be at expected levels or at expected times; risks inherent in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, changes in governmental regulations related thereto, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to repay or refinance debt obligations when due.

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(unaudited)
Assets
Real estate:
Land	$254,642,000	$250,460,000
Buildings and improvements	1,020,930,000	991,517,000

	1,275,572,000	1,241,977,000
Less accumulated depreciation	(73,861,000)	(64,838,000)

Real estate, net	1,201,711,000	1,177,139,000

Investment in unconsolidated joint venture	3,676,000	3,644,000

Cash and cash equivalents	14,774,000	17,885,000
Restricted cash	11,460,000	11,507,000
Rents and other receivables, net	14,671,000	12,182,000
Other assets	7,604,000	6,921,000
Deferred charges, net	23,871,000	22,441,000

Total assets	$1,277,767,000	$1,251,719,000

Liabilities and shareholders’ equity
Mortgage loans payable	$497,581,000	$499,603,000
Secured revolving credit facility	92,570,000	68,470,000
Accounts payable, accrued expenses, and other	19,980,000	17,435,000
Unamortized intangible lease liabilities	56,507,000	53,160,000

Total liabilities	666,638,000	638,668,000

Minority interests in consolidated joint ventures	9,228,000	9,132,000
Limited partners’ interest in Operating Partnership	25,880,000	25,969,000

Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 5,000,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 50,000,000 shares authorized, 44,188,000 and 43,773,000 shares, respectively, issued and outstanding)	2,651,000	2,626,000
Treasury stock (591,000 and 502,000 shares, respectively, at cost)	(7,824,000)	(6,378,000)
Additional paid-in capital	570,417,000	564,637,000
Cumulative distributions in excess of net income	(78,105,000)	(71,831,000)
Accumulated other comprehensive income	132,000	146,000

Total shareholders’ equity	576,021,000	577,950,000

Total liabilities and shareholders’ equity	$1,277,767,000	$1,251,719,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2007	2006
Revenues:
Rents	$28,564,000	$24,172,000
Expense recoveries	7,275,000	5,614,000
Other	352,000	206,000

Total revenues	36,191,000	29,992,000

Expenses:
Operating, maintenance and management	7,077,000	6,168,000
Real estate and other property-related taxes	3,577,000	2,936,000
General and administrative	1,998,000	1,379,000
Depreciation and amortization	9,883,000	8,597,000

Total expenses	22,535,000	19,080,000

Operating income	13,656,000	10,912,000

Non-operating income and expense:
Interest expense	(7,568,000)	(7,357,000)
Amortization of deferred financing costs	(352,000)	(329,000)
Interest income	275,000	116,000
Equity in income (loss) of unconsolidated joint ventures	156,000	(25,000)

Total non-operating income and expense	(7,489,000)	(7,595,000)

Income before minority and limited partners’ interests	6,167,000	3,317,000
Minority interests in consolidated joint ventures	(395,000)	(310,000)
Limited partners’ interest in Operating Partnership	(163,000)	(53,000)

Net income	5,609,000	2,954,000

Preferred distribution requirements	(1,954,000)	(1,954,000)

Net income applicable to common shareholders	$3,655,000	$1,000,000

Per common share:
Basic	$0.08	$0.03

Diluted	$0.08	$0.03

Dividends to common shareholders	$9,929,000	$6,701,000

Per common share	$0.225	$0.225

Weighted average number of common shares outstanding
Basic	44,112,000	29,878,000

Diluted	44,119,000	30,139,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Condolidated Statement of Shareholders’ Equity
Three months ended March 31, 2007
(unaudited)

	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other	Total
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive	shareholders’
	Shares	value	Shares	Par value	at cost	capital	net income	income	equity

Balance, December 31, 2006	3,550,000	$88,750,000	43,773,000	$2,626,000	$(6,378,000)	$564,637,000	$(71,831,000)	$146,000	$577,950,000
Net income							5,609,000		5,609,000
Unrealized gain (loss) on change in fair value of cash flow hedges								(14,000)	(14,000)

Total comprehensive income									5,595,000

Deferred compensation activity, net			140,000	8,000	(1,446,000)	1,839,000			401,000
Net proceeds from common stock sales			275,000	17,000		4,115,000			4,132,000
Preferred distribution requirements							(1,954,000)		(1,954,000)
Dividends to common shareholders							(9,929,000)		(9,929,000)
Reallocation adjustment of limited partners’ interest						(174,000)			(174,000)

Balance, March 31, 2007	3,550,000	$88,750,000	44,188,000	$2,651,000	$(7,824,000)	$570,417,000	$(78,105,000)	$132,000	$576,021,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2007	2006
Cash flow from operating activities:
Net income	$5,609,000	$2,954,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Earnings in excess of distributions of consolidated joint venture minority interests	129,000	40,000
Equity in (income) loss of unconsolidated joint ventures	(156,000)	25,000
Distributions from unconsolidated joint venture	132,000	—
Limited partners’ interest	163,000	53,000
Straight-line rents	(967,000)	(900,000)
Depreciation and amortization	9,883,000	8,597,000
Amortization of intangible lease liabilities	(2,589,000)	(2,628,000)
Other non-cash provisions	792,000	442,000
Increases/decreases in operating assets and liabilities:
Cash at consolidated joint ventures	25,000	504,000
Rents and other receivables	(1,522,000)	(2,023,000)
Other assets	(709,000)	(1,241,000)
Accounts payable and accrued expenses	(685,000)	(345,000)

Net cash provided by operating activities	10,105,000	5,478,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(26,942,000)	(23,596,000)
Investment in unconsolidated joint ventures	(8,000)	(6,000)
Construction escrows and other	63,000	(1,933,000)

Net cash (used in) investing activities	(26,887,000)	(25,535,000)

Cash flow from financing activities:
Net advances (repayments) from line of credit	24,100,000	12,000,000
Proceeds from sales of common stock	4,132,000	8,988,000
Proceeds from mortgage financings	—	13,637,000
Mortgage repayments	(2,022,000)	(1,937,000)
Distributions in excess of earnings from consolidated joint venture minority interests	—	(122,000)
Distributions to limited partners	(443,000)	(348,000)
Preferred distribution requirements	(1,969,000)	(1,969,000)
Distributions to common shareholders	(9,929,000)	(6,701,000)
Payment of deferred financing costs	(198,000)	(197,000)

Net cash provided by financing activities	13,671,000	23,351,000

Net (decrease) increase in cash and cash equivalents	(3,111,000)	3,294,000
Cash and cash equivalents at beginning of period	17,885,000	8,601,000

Cash and cash equivalents at end of period	$14,774,000	$11,895,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company has focused primarily on the ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers located in nine states, largely in the Northeast and Mid-Atlantic regions. At March 31, 2007, the Company owned 99 properties, aggregating approximately 10.2 million square feet of gross leasable area (“GLA”).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2007 and December 31, 2006, the Company owned a 95.7% economic interest in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.3% at March 31, 2007 and December 31, 2006) is represented by Operating Partnership Units (“OP Units”), and is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 1,985,000 OP Units outstanding at March 31, 2007 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and joint venture partnerships in which it participates. With respect to its four consolidated joint ventures, the Company has general partnership interests of 25% and 30% and, (1) as such entities are not variable-interest entities pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), and (2) as the Company is the sole general partner and exercises substantial operating control over these entities pursuant to Emerging Issues Task Force (“EITF”) 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, the Company has determined that such partnerships should be consolidated for financial statement purposes. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest. The Company also has a 49% interest, acquired in 2006, in an unconsolidated joint venture which owns a single-tenant office property, and which the Company has determined is not a variable-interest entity pursuant to FIN 46R. Although the Company exercises influence over this joint venture, it does not have operating control; accordingly, it accounts for its investment under the equity method.
     The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The 2006 financial statements have been reclassified where necessary to conform to the 2007 presentation. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.
     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.
Note 2. Summary of Significant Accounting Policies
     The accompanying financial statements are prepared on the accrual basis in accordance with GAAP, which require management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates.
Real Estate Investments
     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for betterments that substantially extend the useful lives of the properties are capitalized. Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred.
     Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization would be removed from the accounts and the resulting gain or loss, if any, would be reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to eliminate the operations of sold properties. Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the development and/or renovation periods, are included in the costs of the related assets and charged to operations through depreciation over the respective assets’ estimated useful lives.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
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
     The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, such as real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
     The value of in-place leases is measured by the excess of (1) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (2) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the non-cancelable terms of the respective leases. The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.
     With respect to all of the Company’s acquisitions through March 31, 2007, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis where applicable, to the intangible asset and liability accounts. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $56,507,000 and $53,160,000 at March 31, 2007 and December 31, 2006, respectively.
     As a result of recording the intangible lease assets and liabilities, (1) revenues were increased by $2,589,000 and $2,628,000 for the three months ended March 31 2007 and 2006, respectively, relating to the amortization of intangible lease liabilities, and (2) depreciation and amortization expense was increased correspondingly by $3,296,000 and $2,917,000 for the respective three-month periods.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established, is not available to fund other property-level or Company-level obligations, and amounted to $10,887,000 and $10,909,000 at March 31, 2007 and December 31, 2006, respectively. In addition, joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the general and minority interest partners be strictly controlled. Cash at consolidated joint ventures amounted to $573,000 and $598,000 at March 31, 2007 and December 31, 2006, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
Rents and Other Receivables
     Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over base rents under applicable lease provisions is included in rents and other receivables on the consolidated balance sheet in the amounts of $8,962,000 and $7,995,000 at March 31, 2007 and December 31, 2006, respectively. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred; such income is recognized in the periods earned. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until those specified targets are met.
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable and the allowance for bad debts by considering historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The allowance for doubtful accounts was $1,137,000 and $1,439,000 at March 31, 2007 and December 31, 2006, respectively.
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
Deferred Charges, Net
     Deferred charges at March 31, 2007 and December 31, 2006 are net of accumulated amortization and are comprised of the following:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)

	Mar 31,	Dec 31,
	2007	2006

Deferred lease origination costs (1)	$14,984,000	$15,050,000
Deferred financing costs (2)	5,785,000	5,939,000
Other deferred charges	3,102,000	1,452,000

	$23,871,000	$22,441,000

(1)	Deferred lease origination costs include intangible lease assets resulting from purchase accounting allocations of $11,047,000 and $11,523,000, respectively.

(2)	Deferred financing costs are incurred in connection with the Company’s secured revolving credit facility and other long-term debt.
Such costs are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $1,212,000 and $1,142,000 for the three months ended March 31, 2007 and 2006, respectively.
Income Taxes
          The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), regarding accounting for, and disclosure of, uncertain tax positions. This interpretation prescribes a recognition threshold and measurement in the financial statements of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance as to its application and related transition, and is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 as of January 1, 2007 did not have a material effect on the Company’s consolidated financial statements.
Fair Value of Financial Assets and Liabilities
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities, and clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing assets or liabilities. The statement establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and applies whenever other standards require assets or liabilities to be measured at fair value. The Company does not expect the adoption of SFAS No. 157, which becomes effective for fiscal

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
years beginning after November 15, 2007, to have a material effect on its consolidated financial statements.
      In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement does not eliminate the disclosure requirements of other accounting standards, including requirements for disclosures about fair value measurements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and SFAS No. 157. The Company is currently evaluating the impact of adopting the statement, which becomes effective for fiscal years beginning after November 15, 2007.
Earnings Per Share
     In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period (including shares held by the Rabbi Trusts). Fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock; such additional dilutive shares amounted to 7,000 and 261,000, respectively, for the three months ended March 31, 2007 and 2006.
Stock-Based Compensation
     The Company adopted the provisions of SFAS No. 123R, “Share-Based Payments”, effective January 1, 2006. SFAS No. 123R established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. The statement also defined a fair value-based method of accounting for an employee stock option or similar equity instrument.
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (1) upon the third anniversary of the date of grant for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants. Time—based grants are valued

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2009 is equal to or greater than an average of 8% per year. The 103,000 additional restricted shares issued during the three months ended March 31, 2007 were time-based grants. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. The value of such grants is being amortized on a straight-line basis over the respective vesting periods. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock in the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. The following table sets forth certain stock-based compensation information for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006

Restricted share grants	140,000	—
Average fair value per share	$14.56	$—
Recorded as deferred compensation	$2,044,000	$—
Total charged to operations	$440,000	$113,000

Non-vested shares:
Non-vested, beginning of period	203,000	96,000
Grants	140,000	—
Vested during period	—	—
Forfeitures	—	—

Non-vested, end of period	343,000	96,000

Value of shares vested during the period (based on grant price)	$—	$—

     At March 31, 2007, 495,000 shares remained available for grants pursuant to the Incentive Plan, and $3,881,000 remained as deferred compensation, to be amortized over various periods ending in February 2010.
     During 2001, pursuant to the 1998 Stock Option Plan (the “Option Plan”), the Company granted to directors options to purchase an aggregate of approximately 13,000 shares of common

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
stock at $10.50 per share, the market value of the Company’s common stock on the date of the grant. The options are fully exercisable and expire in 2011. In connection with the adoption of the Incentive Plan, the Company agreed that it would not grant any more options under the Option Plan.
     In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution adjustments, are fully vested, and expire in 2012.
SAB 108
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), which provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously-filed reports to be amended; such correction should be made in the current period filings. The adoption of SAB 108 as of December 31, 2006 did not have a material effect on the Company’s consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
Supplemental consolidated statement of cash flows information

	Three months ended March 31,
	2007	2006

Supplemental disclosure of cash activities:
Interest paid (including interest capitalized of $880,000 and $678,000, respectively)	$8,579,000	$7,166,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	2,044,000	—
Assumption of mortgage loans payable	—	(33,643,000)
Issuance of OP Units	(18,000)	(287,000)
Purchase accounting allocations:
Intangible lease assets	5,518,000	16,875,000
Intangible lease liabilities	(5,936,000)	(23,060,000)
Net valuation increases in assumed mortgage loans payable (a)	—	(601,000)

Deconsolidation of Red Lion joint venture:
Real estate, net		$18,365,000
Mortgage loans payable		(16,310,000)
Other assets/liabilities, net		1,721,000
Minority interest		(2,411,000)

Investment in and advances to unconsolidated joint venture, as of January 1, 2006		$1,365,000

(a)	The net valuation increases in assumed mortgage loans payable result from adjusting the contract rates of interest (7.0% per annum in 2006) to market rates of interest (5.8% per annum in 2006).
Note 3. Common/Preferred Stock Issuances
     The Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option on or after July 28, 2009 at a price of $25.00 per share, plus accrued and unpaid distributions.
     In December 2006, the Company sold 7,500,000 shares of its common stock at a price of $16.00 per share, and realized net proceeds, after underwriting fees and offering costs, of approximately $113.8 million, substantially all of which were used initially to repay amounts outstanding under the Company’s secured revolving credit facility (in January 2007, the underwriters exercised their over-allotment option to the extent of 275,000 shares, and the Company realized additional net proceeds of $4.1 million).

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
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
Note 4. Real Estate
     On January 18, 2007, the Company acquired the Fairview Commons shopping center in New Cumberland, Pennsylvania, an approximately 60,000 sq. ft. shopping center, for a purchase price of approximately $4.3 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.
     On January 30, 2007, the Company acquired the Oakland Commons shopping center in Bristol, Connecticut, an approximately 90,000 sq. ft. supermarket-anchored shopping center, for a purchase price of approximately $12.5 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.
     At March 31, 2007, a substantial number of the Company’s real estate properties were pledged as collateral for mortgage loans payable and the secured revolving credit facility.
Pro Forma Financial Information (unaudited)
     During the period January 1, 2006 through March 31, 2007, the Company acquired 15 shopping and convenience centers aggregating approximately 1.9 million sq. ft. of GLA, approximately 179 acres of land for expansion and/or future development, and a 49% interest in an unconsolidated joint venture which owns a single-tenant office property, for a total cost of approximately $230.2 million. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2007 and 2006 as if all of these property acquisitions were completed as of January 1, 2006. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2006 nor do they purport to predict the results of operations for future periods.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)

	Three months ended March 31,
	2007	2006
Revenues	$36,276,000	$34,568,000
Net income applicable to common shareholders	$3,655,000	$967,000
Per common share:
Basic	$0.08	$0.03
Diluted	$0.08	$0.03

Weighted average number of common shares outstanding:
Basic	44,112,000	29,878,000
Diluted	44,119,000	30,139,000
Note 5. Mortgage Loans Payable and Secured Revolving Credit Facility
     Secured debt is comprised of the following at March 31, 2007 and December 31, 2006:

	At March 31, 2007			At December 31, 2006
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages	$492,763,000	5.7%	4.8% - 7.6%	$494,764,000	5.7%	4.8% - 7.6%
Variable-rate mortgages	4,818,000	8.1%	8.1%	4,839,000	8.1%	8.1%

	497,581,000	5.7%		499,603,000	5.7%
Secured revolving credit facility	92,570,000	6.4%		68,470,000	6.6%

	$590,151,000	5.8%		$568,073,000	5.8%

Secured Revolving Credit Facility
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, and will expire in January 2009, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $92.6 million at March 31, 2007, and such borrowings bore interest at an average rate of 6.4% per annum. Borrowings under the facility bear interest at a rate of LIBOR plus a basis point (“bps”) spread ranging from 110 bps to 145 bps depending upon the Company’s leverage ratio, as defined (the spread as of March 31, 2007 was 110 bps). The facility also requires an unused portion fee of 15 bps. Based on covenant measurements and collateral in place as of March 31, 2007, the Company was permitted to draw up to approximately $291.4 million, of which approximately $198.8 million remained available as of that date.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
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
Note 10. Subsequent Events
     Effective April 2, 2007, the Company entered into an agreement to form a joint venture with a wholly-owned U.S. subsidiary of Homburg Invest Inc., a publicly-traded Canadian corporation listed on the Toronto and Euronext Amsterdam Stock Exchanges (“Homburg”), with respect to four shopping centers then owned and managed by the Company and the five shopping centers acquired by the Company on April 4, 2007 described below; the aggregate valuation for the nine properties was approximately $170 million. Richard Homburg, a director of the Company, is Chairman and CEO of Homburg. In connection with the joint venture investment, the independent members of the Company’s Board of Directors obtained appraisals in support of the transfer values of the then-owned properties. The Company will hold a 20% interest in, and be the sole general partner of, the joint venture and Homburg, through such subsidiary, will acquire the remaining 80% interest. The joint venture is structured in limited partnerships such that, at Homburg’s election, it may sell a portion of its ownership interests to individual investors in Europe, and Homburg will be entitled to certain fees with respect thereto, payable by the Company. The Company will be entitled to a “promote” structure, applicable separately to each property, which, if certain targets are met, will permit the Company to receive at least 40% of the returns in excess of a leveraged 9.25% threshold. Additionally, the Company will receive fees for ongoing property management, leasing, construction management, acquisitions, dispositions, financings and refinancings. Closing of the sale of the Company’s interests in the nine properties to the joint venture is expected prior to December 31, 2007. The transactions contemplated by this joint venture do not qualify as a sale for financial reporting purposes; accordingly, the Company will continue to consolidate the properties.
     On April 4, 2007, the Company acquired five supermarket-anchored shopping centers located in Eastern Pennsylvania, aggregating approximately 353,000 sq. ft. of GLA. The aggregate purchase price was approximately $91.9 million, including closing costs, financed by (1) the assumption of approximately $42.8 million of existing first-mortgage financing bearing interest at rates ranging from 4.94% to 5.89% per annum, a weighted average of 5.62% per annum, and maturing over periods ending principally in 2015, (2) new financing of approximately $14.3 million bearing interest at 5.53% per annum and maturing in 2017, and (3) approximately $34.8 million from the Company’s secured revolving credit facility.
     Effective April 5, 2007, the Company entered into a joint venture agreement for the construction and development of an estimated 700,000 sq. ft. shopping center in Pottsgrove,

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2007
(unaudited)
Pennsylvania, approximately 40 miles northwest of Philadelphia. Total project costs, including purchase of the land parcels, are estimated at $105 million. The Company is committed to provide up to $17.5 million of equity capital for a 60% interest in the joint venture, with a preferred rate of return of 9.25% per annum.
     On April 23, 2007, the Company’s Board of Directors approved a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board approved a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on May 21, 2007 to shareholders of record on May 11, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
     The Company is a fully-integrated real estate company which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers; the Company’s existing properties are located in nine states, largely in the Northeast and Mid-Atlantic regions. At March 31, 2007, the Company had a portfolio of 99 properties totaling approximately 10.2 million square feet of GLA, including 95 wholly-owned properties comprising approximately 9.7 million square feet and four properties owned in joint venture comprising approximately 485,000 square feet. At March 31, 2007, the portfolio of wholly-owned properties was comprised of (1) 89 “stabilized” properties (those properties at least 80% leased and not designated as “development/redevelopment” properties as of March 31, 2007), with an aggregate of 8.8 million square feet of GLA, which were approximately 95% leased, (2) three development/redevelopment properties with an aggregate of 649,000 square feet of GLA, which were approximately 62% leased, and (3) three non-stabilized properties with an aggregate of 267,000 square feet of GLA, which are presently being re-tenanted and which were approximately 70% leased. The four properties owned in joint venture are all “stabilized” properties and are 100.0% leased. The entire 99 property portfolio was approximately 93% leased at March 31, 2007. In addition, the Company has a 49% interest in an unconsolidated joint venture which owns a single-tenant office property.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At March 31, 2007, the Company owned a 95.7% economic interest in, and is the sole general partner of, the Operating Partnership. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
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
     The Company continues to seek opportunities to acquire stabilized properties and properties suited for development and/or redevelopment where it can utilize its experience in shopping center development, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would consider investment opportunities in regions beyond its present markets only in the event such opportunities were consistent with its focus, could be effectively controlled and managed, have the potential for favorable investment returns, and would contribute to increased shareholder value.
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
     The Company applies SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”, in valuing real estate acquisitions. In connection therewith, the fair value of real estate acquired is allocated to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of such assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, such as real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.
     The value of in-place leases is measured by the excess of (1) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (2) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the non-cancelable terms of the respective leases. The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.
     Management is required to make subjective assessments in connection with its valuation of real estate acquisitions. These assessments have a direct impact on net income, because (1) above-market and below-market lease intangibles are amortized to rental income, and (2) the value of other intangibles is amortized to expense. Accordingly, higher allocations to below-

market lease liability and other intangibles would result in higher rental income and amortization expense, whereas lower allocations to below-market lease liability and other intangibles would result in lower rental income and amortization expense.
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
Stock-Based Compensation
     The Company adopted the provisions of SFAS No. 123R, “Share-Based Payments”, effective January 1, 2006. SFAS No. 123R established financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. The statement also defined a fair value-based method of accounting for an employee stock option or similar equity instrument.
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (1) upon the third anniversary of the date of grant for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants. Time—based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of such grants is being amortized on a straight-line basis over the respective vesting periods. These value estimates have a direct impact on net income, because higher valuations would result in lower net income, where lower valuations would result in higher net income.

Results of Operations
     Differences in results of operations between 2007 and 2006, respectively, were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the period January 1, 2006 through March 31, 2007, the Company acquired 15 shopping and convenience centers aggregating approximately 1.9 million sq. ft. of GLA, approximately 179 acres of land for expansion and/or future development, and a 49% interest in an unconsolidated joint venture which owns a single-tenant office property, for a total cost of approximately $230.2 million. Income before minority and limited partners’ interests and preferred distribution requirements increased to $6.2 million during the three months ended March 31, 2007 from $3.3 million during the three months ended March 31, 2006.
Comparison of the quarter ended March 31, 2007 to the quarter ended March 31, 2006

						Properties
						held
	Three months ended March 31,		Increase	Percentage	Acquisitions/	throughout
	2007	2006	(decrease)	change	dispositions	both periods

Rents and expense recoveries	$35,839,000	$29,786,000	$6,053,000	20%	$5,267,000	$786,000
Property operating expenses	10,654,000	9,104,000	1,550,000	17%	1,245,000	305,000
Depreciation and amortization	9,883,000	8,597,000	1,286,000	15%	1,609,000	(323,000)
General and administrative	1,998,000	1,379,000	619,000	45%	n/a	n/a
Non-operating (income) and expense, net (1)	7,489,000	7,595,000	(106,000)	-1%	n/a	n/a

(1)	Non-operating income and expense consists principally of interest expense, amortization of deferred financing costs, and equity in income (loss) of unconsolidated joint ventures.
     Properties held throughout both periods. The Company held 83 properties throughout the three months ended March 31, 2007 and 2006. Rents and expense recoveries increased primarily as a result of (1) an increase in expense recoveries ($845,000), (2) lease commencements at the Company’s development and redevelopment properties ($538,000), and (3) an increase in percentage rents ($100,000), partially off-set by (4) a decrease in the amortization of intangible lease liabilities ($672,000), resulting from (a) the impact of purchase accounting allocations in the first quarter of 2006 applicable to properties acquired during 2005 (which also resulted in a decrease in depreciation and amortization expense), and (b) acceleration of amortization in 2006 relating to prematurely-terminated leases. Property operating expenses increased as a result of (1) increases in real estate taxes ($157,000), (2) an increase in snow removal costs ($381,000), and (3) an increase in other operating expenses ($181,000), partially off-set by (4) a decrease in the provision for doubtful accounts ($414,000).
     General and administrative expenses. General and administrative expenses increased primarily as a result of increased compensation costs and the Company’s continued growth.
     Non-operating income and expense. Non-operating income increased primarily as a result of earnings from an unconsolidated joint venture acquired in November 2006.

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
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder; the facility, as amended, is expandable to $400 million, subject to certain conditions, and will expire in January 2009, subject to a one-year extension option. As of March 31, 2007, based on covenant measurements and collateral in place, the Company was permitted to draw up to approximately $291.4 million, of which approximately $198.8 million remained available as of that date. The credit facility is used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available.
     At March 31, 2007, the Company’s financial liquidity was provided principally by (1) $14.8 million in cash and cash equivalents, and (2) $198.8 million available under the secured revolving credit facility. Mortgage loans payable at March 31, 2007 consisted of fixed-rate notes totaling $492.8 million (with a weighted average interest rate of 5.7%) and variable-rate notes totaling $97.4 million, including $92.6 million under the secured revolving credit facility (with a combined weighted average interest rate of 6.5%). Total mortgage loans payable have an overall weighted average interest rate of 5.7% and mature at various dates through 2021.
          In December 2006, the Company sold 7,500,000 shares of its common stock at a price of $16.00 per share, and realized net proceeds, after underwriting fees and offering costs, of approximately $113.8 million; in January 2007, the underwriters exercised their over-allotment option to the extent of 275,000 shares, and the Company realized additional net proceeds of $4.1 million. Pursuant to a registration statement filed in June 2005 and prospectus supplements related thereto (applicable to a total of 7,000,000 shares), the Company is authorized to sell shares of its common stock through registered deferred offering programs. No shares were sold pursuant to the current program during the three months ended March 31, 2007.
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established, and is not available to fund other property-level or Company-level obligations. In addition, joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the general and minority interest partners be strictly controlled.
Net Cash Flows
Operating Activities
     Net cash flows provided by operating activities amounted to $10.1 million during the three months ended March 31, 2007, compared to net cash flows provided by operating activities of $5.5 million during the three months ended March 31, 2006. The increase in operating cash flows during the first three months of 2007 as compared with the first three months of 2006 was primarily the result of (1) property acquisitions, and (2) the impact of the common stock offering in December 2006.
Investing Activities
     Net cash flows used in investing activities were $26.9 million during the three months ended March 31, 2007 and $25.5 million during the three months ended March 31, 2006, and were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the first three months of 2007, the Company acquired two shopping centers. During the first three months of 2006, the Company acquired one shopping center.
Financing Activities
     Net cash flows provided by financing activities were $13.7 million during the three months ended March 31, 2007 and $23.4 million during the three months ended March 31, 2006. During the first three months of 2007, the Company received net borrowings of $24.1 million under the Company’s secured revolving credit facility and $4.1 million in net proceeds from sales of common stock, offset by preferred and common stock dividend distributions of $11.9 million, the repayment of mortgage obligations of $2.0 million, distributions paid to limited partners’ interests of $0.4 million, and the payment of deferred financing costs of $0.2 million. During the first three months of 2006, the Company received $13.6 million in net proceeds from mortgage financings, $12.0 million in net advances from its secured revolving credit facility, and $9.0 million in net proceeds from sales of common stock, offset by preferred and common stock distributions of $8.7 million, the repayment of mortgage obligations of $1.9 million, distributions paid to minority and limited partners’ interests of $0.4 million, and the payment of deferred financing costs of $0.2 million.
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
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006

Net income applicable to common shareholders	$3,655,000	$1,000,000
Add (deduct):
Real estate depreciation and amortization	9,830,000	8,571,000
Limited partners’ interest	163,000	53,000
Minority interests in consolidated joint ventures	395,000	310,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(491,000)	(466,000)
Equity in (income) loss of unconsolidated joint ventures	(156,000)	25,000
FFO from unconsolidated joint ventures	234,000	(3,000)

Funds from operations	$13,630,000	$9,490,000

FFO per common share (assuming conversion of OP Units):
Basic	$0.30	$0.30

Diluted	$0.30	$0.30

Weighted average number of common shares:
Shares used in determination of basic earnings per share	44,112,000	29,878,000
Additional shares assuming conversion of OP Units (basic)	1,985,000	1,556,000

Shares used in determination of basic FFO per share	46,097,000	31,434,000

Shares used in determination of diluted earnings per share	44,119,000	30,139,000
Additional shares assuming conversion of OP Units (diluted)	1,999,000	1,564,000

Shares used in determination of diluted FFO per share	46,118,000	31,703,000

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
     At March 31, 2007, long-term debt consisted of fixed and variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $492.8 million of fixed rate indebtedness outstanding was 5.7%, with maturities at various dates through 2021. The average interest rate on the Company’s $97.4 million of variable-rate debt was 6.5%, with maturities at various dates through 2009. Based on the amount of variable-rate debt outstanding at March 31, 2007, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $974,000 per annum.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of March 31, 2007, and have determined that such disclosure controls and procedures are effective.
     During the three months ended March 31, 2007, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II            Other Information
Item 6. Exhibits
Exhibit 31 Section 302 Certifications
Exhibit 32 Section 906 Certifications

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CEDAR SHOPPING CENTERS, INC.

/s/ LEO S. ULLMAN Leo S. Ullman	/s/ THOMAS J. O’KEEFFE Thomas J. O’Keeffe
Chairman of the Board, Chief	Chief Financial Officer
Executive Officer and President	(Principal financial officer)
(Principal executive officer)
May 10, 2007