Form 10-Q
period 2007-06-30
CEDAR SHOPPING CENTERS INC
filed 2007-08-09
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At August 3, 2007, there were 44,230,866 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	June 30	December 31,
	2007	2006
	(unaudited)
Assets
Real estate:
Land	$271,915,000	$248,108,000
Buildings and improvements	1,098,290,000	982,294,000

	1,370,205,000	1,230,402,000
Less accumulated depreciation	(82,495,000)	(64,458,000)

Real estate, net	1,287,710,000	1,165,944,000

Property and related assets held for sale, net of accumulated depreciation	11,838,000	11,493,000
Investment in unconsolidated joint venture	3,700,000	3,644,000

Cash and cash equivalents	18,258,000	17,885,000
Restricted cash	12,268,000	11,507,000
Rents and other receivables, net	4,640,000	4,187,000
Straight-line rents receivable	9,632,000	7,870,000
Other assets	5,878,000	6,921,000
Deferred charges, net	25,811,000	22,268,000

Total assets	$1,379,735,000	$1,251,719,000

Liabilities and shareholders’ equity
Mortgage loans payable	$561,762,000	$499,603,000
Secured revolving credit facility	138,990,000	68,470,000
Accounts payable, accrued expenses, and other	17,333,000	17,435,000
Unamortized intangible lease liabilities	55,789,000	53,160,000

Total liabilities	773,874,000	638,668,000

Minority interests in consolidated joint ventures	10,363,000	9,132,000
Limited partners’ interest in Operating Partnership	25,606,000	25,969,000

Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 5,000,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 50,000,000 shares authorized, 44,231,000 and 43,773,000 shares, respectively, issued and outstanding)	2,654,000	2,626,000
Treasury stock (616,000 and 502,000 shares, respectively, at cost)	(8,189,000)	(6,378,000)
Additional paid-in capital	571,649,000	564,637,000
Cumulative distributions in excess of net income	(85,126,000)	(71,831,000)
Accumulated other comprehensive income	154,000	146,000

Total shareholders’ equity	569,892,000	577,950,000

Total liabilities and shareholders’ equity	$1,379,735,000	$1,251,719,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenues:
Rents	$29,725,000	$24,078,000	$57,999,000	$47,961,000
Expense recoveries	6,755,000	5,595,000	13,947,000	11,124,000
Other	101,000	287,000	453,000	493,000

Total revenues	36,581,000	29,960,000	72,399,000	59,578,000

Expenses:
Operating, maintenance and management	5,658,000	5,305,000	12,657,000	11,435,000
Real estate and other property-related taxes	3,552,000	3,076,000	7,059,000	5,954,000
General and administrative	3,220,000	1,410,000	5,218,000	2,789,000
Depreciation and amortization	9,821,000	7,981,000	19,631,000	16,505,000

Total expenses	22,251,000	17,772,000	44,565,000	36,683,000

Operating income	14,330,000	12,188,000	27,834,000	22,895,000
Non-operating income and expense:
Interest expense	(9,185,000)	(7,742,000)	(16,753,000)	(15,099,000)
Amortization of deferred financing costs	(377,000)	(333,000)	(729,000)	(662,000)
Interest income	223,000	121,000	498,000	237,000
Equity in income (loss) of unconsolidated joint ventures	157,000	(15,000)	313,000	(40,000)
Gain on sale of interest in unconsolidated joint venture	—	141,000	—	141,000

Total non-operating income and expense	(9,182,000)	(7,828,000)	(16,671,000)	(15,423,000)

Income before minority and limited partners’ interests and discontinued operations	5,148,000	4,360,000	11,163,000	7,472,000
Minority interests in consolidated joint ventures	(300,000)	(309,000)	(695,000)	(619,000)
Limited partners’ interest in Operating Partnership	(125,000)	(105,000)	(281,000)	(148,000)

Income from continuing operations	4,723,000	3,946,000	10,187,000	6,705,000
Discontinued operations, net of limited partners’ interest	182,000	172,000	327,000	367,000

Net income	4,905,000	4,118,000	10,514,000	7,072,000
Preferred distribution requirements	(1,984,000)	(1,984,000)	(3,938,000)	(3,938,000)

Net income applicable to common shareholders	$2,921,000	$2,134,000	$6,576,000	$3,134,000

Per common share (basic):
Income from continuing operations, net of preferred distribution requirements	$0.07	$0.07	$0.14	$0.09
Discontinued operations, net of limited partners’ interest	—	—	$0.01	0.01

Net income applicable to common shareholders	$0.07	$0.07	$0.15	$0.10

Per common share (diluted)
Income from continuing operations, net of preferred distribution requirements	$0.07	$0.07	$0.14	$0.09
Discontinued operations, net of limited partners’ interest	—	—	$0.01	0.01

Net income applicable to common shareholders	$0.07	$0.07	$0.15	$0.10

Dividends to common shareholders	$9,942,000	$6,867,000	$19,871,000	$13,568,000

Per common share	$0.225	$0.225	$0.450	$0.450

Weighted average number of common shares outstanding:
Basic	44,194,000	30,618,000	44,153,000	30,248,000

Diluted	44,198,000	30,863,000	44,158,000	30,504,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Shareholders’ Equity
Six months ended June 30, 2007
(unaudited)

	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other	Total
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive	shareholders’
	Shares	value	Shares	Par value	at cost	capital	net income	income	equity
Balance, December 31, 2006	3,550,000	$88,750,000	43,773,000	$2,626,000	$(6,378,000)	$564,637,000	$(71,831,000)	$146,000	$577,950,000
Net income							10,514,000		10,514,000
Unrealized gain (loss) on change in fair value of cash flow hedges								8,000	8,000

Total comprehensive income									10,522,000

Deferred compensation activity, net			179,000	11,000	(1,811,000)	3,111,000			1,311,000
Net proceeds from common stock sales			275,000	17,000		4,115,000			4,132,000
Conversion of OP Units into common stock			4,000	—		45,000			45,000
Preferred distribution requirements							(3,938,000)		(3,938,000)
Dividends to common shareholders							(19,871,000)		(19,871,000)
Reallocation adjustment of limited partners’ interest						(259,000)			(259,000)

Balance, June 30, 2007	3,550,000	$88,750,000	44,231,000	$2,654,000	$(8,189,000)	$571,649,000	$(85,126,000)	$154,000	$569,892,000
See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2007	2006
Cash flow from operating activities:
Net income	$10,514,000	$7,072,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Earnings in excess of distributions of consolidated joint venture minority interests	163,000	59,000
Equity in (income) loss of unconsolidated joint ventures	(313,000)	40,000
Distributions from unconsolidated joint venture	265,000	—
Gain on sale of interest in unconsolidated joint venture	—	(141,000)
Limited partners’ interest in Operating Partnership	295,000	167,000
Straight-line rents receivable	(1,806,000)	(1,751,000)
Depreciation and amortization	19,781,000	16,657,000
Amortization of intangible lease liabilities	(5,098,000)	(4,671,000)
Amortization relating to stock-based compensation	1,154,000	271,000
Amortization of deferred financing costs	729,000	662,000
Increases/decreases in operating assets and liabilities:
Cash at consolidated joint ventures	87,000	671,000
Rents and other receivables, net	(453,000)	(290,000)
Other assets	(23,000)	(610,000)
Accounts payable, accrued expenses and other	(395,000)	(727,000)

Net cash provided by operating activities	24,900,000	17,409,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(92,646,000)	(43,696,000)
Investment in unconsolidated joint ventures	(8,000)	—
Proceeds from sale of interest in unconsolidated joint venture	—	1,466,000
Construction escrows and other	(474,000)	(2,759,000)

Net cash (used in) investing activities	(93,128,000)	(44,989,000)

Cash flow from financing activities:
Net advances (repayments) from line of credit	70,520,000	(23,000,000)
Proceeds from sales of common stock	3,910,000	61,560,000
Proceeds from mortgage financings	23,000,000	14,588,000
Mortgage repayments	(4,125,000)	(3,552,000)
Contribution from minority interest partner	1,048,000	—
Distributions in excess of earnings from consolidated joint venture minority interests	—	(176,000)
Distributions to limited partners	(890,000)	(698,000)
Preferred distribution requirements	(3,938,000)	(3,938,000)
Distributions to common shareholders	(19,871,000)	(13,568,000)
Payment of deferred financing costs	(1,053,000)	(482,000)

Net cash provided by financing activities	68,601,000	30,734,000

Net increase in cash and cash equivalents	373,000	3,154,000
Cash and cash equivalents at beginning of period	17,885,000	8,601,000

Cash and cash equivalents at end of period	$18,258,000	$11,755,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company has focused primarily on the ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers located in nine states, largely in the Northeast and Mid-Atlantic regions. At June 30, 2007, the Company owned 106 properties, aggregating approximately 10.6 million square feet of gross leasable area (“GLA”).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2007 and December 31, 2006, the Company owned a 95.7% economic interest in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.3% at June 30, 2007 and December 31, 2006) is represented by Operating Partnership Units (“OP Units”), and is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 1,982,000 OP Units outstanding at June 30, 2007 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
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
     The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial information set forth therein. The 2006 financial statements have been revised where necessary to conform to the 2007 presentation, relating principally to the discontinued operation and the consolidated statement of cash flows. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.
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
Real Estate Investments and Discontinued Operations
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
     Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that management review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less the cost of a potential sale. Depreciation and amortization are suspended during the period the property is held for sale.
     In May 2007, the Company decided to dispose of Stadium Plaza, located in East Lansing, Michigan. The property, with 78,000 sq. ft. of GLA, is being actively marketed, is expected to be sold within one year from the date classified as held for sale, and, in accordance with SFAS No. 144, the carrying value of the property’s assets (principally the net book value of the real estate) have been classified as “held for sale” on the Company’s consolidated balance sheets at June 30, 2007 and December 31, 2006 (there were no related “held for sale” liabilities associated with the property). In addition, the property’s results of operations have been classified as “discontinued operations” for all periods presented in the consolidated statements of income. No impairment provision was required as of June 30, 2007. The following is a summary of the components of income from discontinued operations for the three and six months ended June 30, 2007 and 2006, respectively:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues:
Rents	$290,000	$289,000	$580,000	$578,000
Expense recoveries	79,000	59,000	162,000	144,000

Total revenues	369,000	348,000	742,000	722,000

Expenses:
Operating, maintenance and management	32,000	29,000	110,000	67,000
Real estate and other property-related taxes	71,000	59,000	141,000	117,000
Depreciation and amortization	77,000	79,000	150,000	152,000

	180,000	167,000	401,000	336,000

Operating income	189,000	181,000	341,000	386,000
Limited partners’ interest	(7,000)	(9,000)	(14,000)	(19,000)

Income from discontinued operations	$182,000	$172,000	$327,000	$367,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
     With respect to all of the Company’s acquisitions through June 30, 2007, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis where applicable, to the intangible asset and liability accounts. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $55,789,000 and $53,160,000 at June 30, 2007 and December 31, 2006, respectively.
     As a result of recording the intangible lease assets and liabilities, (1) revenues were increased by $2,509,000 and $2,043,000 for the three months ended June 30 2007 and 2006, respectively, relating to the amortization of intangible lease liabilities, and (2) depreciation and amortization expense was increased correspondingly by $3,473,000 and $2,635,000 for the respective three-month periods. For the six months ended June 30, 2007 and 2006, (1) revenues were increased by $5,098,000 and $4,671,000, respectively, relating to the amortization of intangible lease liabilities, and (2) depreciation and amortization expense was increased correspondingly by $6,769,000 and $5,552,000 for the respective six-month periods.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established, is not available to fund other property-level or Company-level obligations, and amounted to $11,757,000 and $10,909,000 at June 30, 2007 and December 31, 2006, respectively. In addition, joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the general and minority interest partners be strictly controlled. Cash at consolidated joint ventures amounted to $511,000 and $598,000 at June 30, 2007 and December 31, 2006, respectively.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until those specified targets are met.
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable and the allowance for bad debts by considering historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The allowance for doubtful accounts was $1,292,000 and $1,439,000 at June 30, 2007 and December 31, 2006, respectively.
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents in excess of insured amounts and tenant receivables. The Company places its cash equivalents with high quality financial institutions. Management performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although these security deposits are insufficient to meet the terminal value of a tenant’s lease obligations, they are a measure of good faith and a source of funds to offset at least in part the economic costs associated with lost rents and other charges, and the costs associated with releasing the premises.
Deferred Charges, Net
     Deferred charges at June 30, 2007 and December 31, 2006 are net of accumulated amortization and are comprised of the following:

	Jun 30,	Dec 31,
	2007	2006

Deferred lease origination costs (1)	$16,044,000	$14,877,000
Deferred financing costs (2)	6,263,000	5,939,000
Other deferred charges	3,504,000	1,452,000

	$25,811,000	$22,268,000

(1)	Deferred lease origination costs include intangible lease assets resulting from purchase accounting allocations of $11,726,000 and $11,523,000, respectively.

(2)	Deferred financing costs are incurred in connection with the Company’s secured revolving credit facility and other long-term debt.
     Such costs are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred charges applicable to

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
discontinued operations) and amortization of deferred financing costs included in non-operating income and expense amounted to $1,117,000 and $958,000 for the three months ended June 30, 2007 and 2006, respectively, and $2,329,000 and $2,100,000 for the six months ended June 30, 2007 and 2006, respectively.
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement does not eliminate the disclosure requirements of other accounting standards, including requirements for disclosures about fair value measurements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and SFAS No. 157. The Company is currently evaluating the effect of

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
adopting the statement, which becomes effective for fiscal years beginning after November 15, 2007.
Earnings Per Share
     In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period (including shares held by the Rabbi Trusts). Fully diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock; such additional dilutive shares amounted to 4,000 and 245,000, respectively, for the three months ended June 30, 2007 and 2006, and 5,000 and 256,000, respectively, for the six months ended June 30, 2007 and 2006.
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
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (1) upon the third anniversary of the date of grant for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants. Time-based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2009 is equal to or greater than an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. The 142,000 additional restricted shares issued during the six months ended June 30, 2007 were time-based

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
grants. The value of such grants is being amortized on a straight-line basis over the respective vesting periods. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock in the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. The following table sets forth certain stock-based compensation information for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Restricted share grants	39,000	11,000	179,000	11,000
Average fair value per share	$14.35	$14.66	$14.52	$14.66
Recorded as deferred compensation	$562,000	$165,000	$2,606,000	$165,000
Total charged to operations	$714,000	$158,000	$1,154,000	$271,000

Non-vested shares:
Non-vested, beginning of period	343,000	96,000	203,000	96,000
Grants	39,000	11,000	179,000	11,000
Vested during period	—		—	—
Forfeitures	—		—	—

Non-vested, end of period	382,000	107,000	382,000	107,000

Value of shares vested during the period (based on grant date fair value)	$—	$—	$—	$—

     At June 30, 2007, 456,000 shares remained available for grants pursuant to the Incentive Plan, and $3,525,000 remained as deferred compensation, to be amortized over various periods ending in June 2010.
     During 2001, pursuant to the 1998 Stock Option Plan (the “Option Plan”), the Company granted to directors options to purchase an aggregate of approximately 13,000 shares of common stock at $10.50 per share, the market value of the Company’s common stock on the date of the grant. The options are fully exercisable and expire in 2011. In connection with the adoption of the Incentive Plan, the Company agreed that it would not grant any more options under the Option Plan.
     In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
adjustments, are folly vested, and expire in 2012.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
Supplemental consolidated statement of cash flows information

	Six months ended June 30,
	2007	2006

Supplemental disclosure of cash activities:
Interest paid (including interest capitalized of $1,865,000 and $1,547,000, respectively)	$18,358,000	$16,628,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	2,606,000	165,000
Assumption of mortgage loans payable	(42,812,000)	(36,844,000)
Issuance of OP Units	(18,000)	(4,260,000)
Conversion of OP Units into common stock	45,000	—
Purchase accounting allocations:
Intangible lease assets	15,951,000	17,945,000
Intangible lease liabilities	(7,727,000)	(23,116,000)
Net valuation increases in assumed mortgage loans payable (a)	(472,000)	(809,000)

Deconsolidation of Red Lion joint venture:
Real estate, net		$18,365,000
Mortgage loans payable		(16,310,000)
Other assets/ liabilities, net		1,721,000
Minority interest		(2,411,000)

Investment in and advances to unconsolidated joint venture, as of January 1, 2006		$1,365,000

(a)	The net valuation increases in assumed mortgage loans payable result from adjusting the contract rates of interest (ranging from 4.9% to 5.9% per annum in 2007 and from 7.0% to 7.3% per annum in 2006) to market rates of interest (5.5% in 2007 and ranging from 5.7 to 6.0% per annum in 2006).
     In connection with preparation of the Company’s consolidated financial statements for inclusion in this period’s Form 10-Q, the Company determined that cash flows from changes in accounts payable and accrued expenses relating to real estate expenditures should have been included in investing, rather than operating, cash flow activities. Accordingly, the consolidated statement of cash flows for the six months ended June 30, 2006 has been revised by (1) cash flows provided by operating activities being changed from $ 13,747,000 to $17,409,000, and (2) cash flows from investing activities being changed from ($41,327,000) to ($44,989,000).
Note 3. Common/ Preferred Stock Issuances
     The Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
Company’s option on or after July 28, 2009 at a price of $25.00 per share, plus accrued and unpaid distributions.
     In December 2006, the Company sold 7,500,000 shares of its common stock at a price of $16.00 per share, and realized net proceeds, after underwriting fees and offering costs, of approximately $ 113.8 million, substantially all of which were used initially to repay amounts outstanding under the Company’s secured revolving credit facility (in January 2007, the underwriters exercised their over-allotment option to the extent of 275,000 shares, and the Company realized additional net proceeds of $4.1 million).
     Pursuant to a registration statement filed in June 2005 and prospectus supplements thereto (applicable to a total of 7,000,000 shares), the Company is authorized to sell shares of its common stock through registered deferred offering programs. Pursuant to these programs, the Company sold 3,295,000 shares of its common stock during 2006, at an average price of $15.64 per share, resulting in net proceeds to the Company, after issuance expenses, of approximately $49.9 million. The Company has not authorized any sales under these programs during 2007.
Note 4. Real Estate
     On January 18, 2007, the Company acquired the Fairview Commons shopping center in New Cumberland, Pennsylvania, an approximately 60,000 sq. ft. shopping center adjacent to its Fairview Plaza shopping center , for a purchase price of approximately $4.3 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.
     On January 30, 2007, the Company acquired the Oakland Commons shopping center in Bristol, Connecticut, an approximately 90,000 sq. ft. supermarket-anchored shopping center, for a purchase price of approximately $ 12.5 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.
     Effective April 2, 2007, the Company entered into an agreement to form a joint venture with a wholly-owned U.S. subsidiary of Homburg Invest Inc., a publicly-traded Canadian corporation listed on the Toronto and Euronext Amsterdam Stock Exchanges (“Homburg”), with respect to four shopping centers then owned and managed by the Company and the five shopping centers acquired by the Company on April 4, 2007 as described below; the aggregate valuation for the nine properties was approximately $170 million. Richard Homburg, a director of the Company, is Chairman and CEO of Homburg. In connection with the joint venture investment, the independent members of the Company’s Board of Directors obtained appraisals in support of the transfer values of the then-owned properties. The Company will hold a 20% interest in, and be the sole general partner of, the joint venture and Homburg, through such subsidiary, will acquire the remaining 80% interest. The joint venture is structured in limited partnerships such that, at Homburg’s election, it may sell a portion of its ownership interests to individual investors

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
in Europe, and Homburg will be entitled to certain fees with respect thereto, payable by the Company. The Company will be entitled to a “promote” structure, applicable separately to each property, which, if certain targets are met, will permit the Company to receive at least 40% of the returns in excess of a leveraged 9.25% threshold. Additionally, the Company will receive fees for ongoing property management, leasing, construction management, acquisitions, dispositions, financings and refinancings. Closing of the sale of the Company’s interests in the nine properties to the joint venture is expected prior to December 31, 2007. The transactions contemplated by this joint venture do not qualify as a sale for financial reporting purposes; accordingly, the Company will continue to consolidate the properties.
     On April 4, 2007, the Company acquired five supermarket-anchored shopping centers located in Eastern Pennsylvania, aggregating approximately 354,000 sq. ft. of GLA. The aggregate purchase price was approximately $91.9 million, including closing costs, financed by (1) the assumption of approximately $42.8 million of existing first-mortgage financing bearing interest at rates ranging from 4.94% to 5.89% per annum, a weighted average of 5.62% per annum, and maturing over periods ending principally in 2015, (2) new financing of approximately $14.3 million bearing interest at 5.53% per annum and maturing in 2017, and (3) approximately $34.8 million from the Company’s secured revolving credit facility.
     Effective April 5, 2007, the Company entered into a joint venture agreement for the construction and development of an estimated 700,000 sq. ft. shopping center in Pottsgrove, Pennsylvania, approximately 40 miles northwest of Philadelphia. Total project costs, including purchase of the land parcels, are estimated at $105 million. The Company is committed to provide up to $ 17.5 million of equity capital for a 60% interest in the joint venture, with a preferred rate of return of 9.25% per annum.
     On June 7, 2007, the Company acquired Grove City Discount Drug Mart Plaza in Grove City, Ohio, an approximately 41,000 sq. ft. convenience center, for a purchase price of approximately $4.4 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.
     At June 30, 2007, a substantial number of the Company’s real estate properties were pledged as collateral for either property-specific mortgage loans payable or for the secured revolving credit facility.
Pro Forma Financial Information (unaudited)
     During the period January 1, 2006 through June 30, 2007, the Company acquired 21 shopping and convenience centers aggregating approximately 2.3 million sq. ft. of GLA, approximately 179 acres of land for expansion and/or future development, and a 49% interest in an unconsolidated joint venture which owns a single-tenant office property, for a total cost of approximately $326.5 million. The following table summarizes, on an unaudited pro forma basis,

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
the combined results of operations of the Company for the three and six months ended June 30, 2007 and 2006 as if all of these property acquisitions were completed as of January 1, 2006. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2006, nor do they purport to predict the results of operations for future periods.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues	$36,735,000	$35,787,000	$74,642,000	$72,071,000
Net income applicable to common shareholders	$2,899,000	$1,494,000	$6,222,000	$2,334,000
Per common share:
Basic	$0.07	$0.05	$0.14	$0.08
Diluted	$0.07	$0.05	$0.14	$0.08

Weighted average number of common shares outstanding:
Basic	44,194,000	30,618,000	44,153,000	30,248,000
Diluted	44,198,000	30,863,000	44,158,000	30,504,000
Note 5. Mortgage Loans Payable and Secured Revolving Credit Facility
     Secured debt consisted of the following at June 30, 2007 and December 31, 2006:

	At June 30, 2007			At December 31, 2006
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages	$556,964,000	5.7%	4.8% - 7.6%	$494,764,000	5.7%	4.8% - 7.6%
Variable-rate mortgage	4,798,000	8.1%	8.1	4,839,000	8.1%	8.1

	561,762,000	5.7%		499,603,000	5.7%
Secured revolving credit facility	138,990,000	6.4%		68,470,000	6.6%

	$700,752,000	5.8%		$568,073,000	5.8%

Secured Revolving Credit Facility
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, and will expire in January 2009, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $ 139.0 million at June 30, 2007, and such borrowings bore interest at an average rate of 6.4% per annum. Borrowings under the facility bear interest at a rate of LIBOR plus a basis point (“bps”) spread ranging from 110 bps to 145 bps depending upon the Company’s leverage ratio, as

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2007
(unaudited)
defined (the spread as of June 30, 2007 was 110 bps). The facility also requires an unused portion fee of 15 bps. Based on covenant measurements and collateral in place as of June 30, 2007, the Company was permitted to draw up to approximately $278.8 million, of which approximately $139.8 million remained available as of that date.
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
Note 6. Subsequent Events
     On July 18, 2007, the Company acquired Circle Plaza in Shamokin Dam, Pennsylvania, an approximately 92,000 sq. ft. shopping center, for a purchase price of approximately $2.8 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.
     On July 19, 2007, the Company’s Board of Directors approved a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board approved a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on August 20, 2007 to shareholders of record on August 10, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
     The Company is a fully-integrated real estate company which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers. The Company’s existing properties are located in nine states, largely in the Northeast and Mid-Atlantic regions. At June 30, 2007, the Company had a portfolio of 106 properties totaling approximately 10.6 million square feet of GLA, including 102 wholly-owned properties comprising approximately 10.1 million square feet and four properties owned in joint venture comprising approximately 485,000 square feet. At June 30, 2007, the portfolio of wholly-owned properties was comprised of (1) 93 “stabilized” properties (those properties at least 80% leased and not designated as “development/redevelopment” properties as of June 30, 2007), with an aggregate of 8.9 million square feet of GLA, which were approximately 96% leased, (2) four development/redevelopment properties with an aggregate of 890,000 square feet of GLA, which were approximately 67% leased, (3) four non-stabilized properties with an aggregate of 308,000 square feet of GLA, which are presently being re-tenanted and which were approximately 71% leased, and (4) one property held for sale with an aggregate of 78,000 square feet of GLA, which was 100% leased. The four properties owned in joint venture are all “stabilized” properties and are 100.0% leased. The entire 106 property portfolio was approximately 93% leased at June 30, 2007. In addition, the Company has a 49% interest in an unconsolidated joint venture which owns a single-tenant office property.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At June 30, 2007, the Company owned a 95.7% economic interest in, and is the sole general partner of, the Operating Partnership. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
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
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable by considering tenant creditworthiness, current economic conditions, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income, whereas a lower bad debt allowance would result in higher net income.

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
     The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less the cost of a potential sale. Depreciation and amortization are suspended during the period the property is held for sale. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.
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
     The Company’s Incentive Plan provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (1) upon the third anniversary of the date of grant for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants. Time-based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of such grants is being amortized on a straight-line basis over the respective vesting periods. These value estimates have a direct impact on net income, because higher valuations would result in lower net income, where lower valuations would result in higher net income.

Results of Operations
     Differences in results of operations between 2007 and 2006, respectively, were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the period January 1, 2006 through June 30, 2007, the Company acquired 21 shopping and convenience centers aggregating approximately 2.3 million sq. ft. of GLA, approximately 179 acres of land for expansion and/or future development, and a 49% interest in an unconsolidated joint venture which owns a single-tenant office property, for a total cost of approximately $326.5 million. In addition, the Company completed and placed into service two ground-up developments having an aggregate cost of approximately $8.4 million. Income from continuing operations before minority and limited partners’ interests and preferred distribution requirements increased to $5.1 million during the three months ended June 30, 2007 from $4.4 million during the three months ended June 30, 2006. Income from continuing operations before minority and limited partners’ interests and preferred distribution requirements increased to $11.2 million during the six months ended June 30, 2007 from $7.5 million during the six months ended June 30, 2006.
Comparison of the quarter ended June 30, 2007 to the quarter ended June 30, 2006

						Properties held
	Three months ended June 30,			Percentage	Acquisitions/	throughout both
	2007	2006	Increase	change	dispositions	periods

Rents and expense recoveries	$36,480,000	$29,673,000	$6,807,000	23%	$6,561,000	$246,000
Property operating expenses	9,210,000	8,381,000	829,000	10%	986,000	(157,000)
Depreciation and amortization	9,821,000	7,981,000	1,840,000	23%	2,130,000	(290,000)
General and administrative	3,220,000	1,410,000	1,810,000	128%	n/a	n/a
Non-operating (income) and expense, net (1)	9,182,000	7,828,000	1,354,000	17%	n/a	n/a

(1)	Non-operating income and expense consists principally of interest expense, amortization of deferred financing costs, and equity in income (loss) of unconsolidated joint ventures.
     Properties held throughout both periods. The Company held 83 properties throughout the three months ended June 30, 2007 and 2006. Rents and expense recoveries increased primarily as a result of (1) lease commencements at the Company’s development, redevelopment and stabilized properties ($926,000) and (2) an increase in expense recoveries ($133,000), partially offset by (3) a decrease in the amortization of intangible lease liabilities ($136,000), resulting from acceleration of amortization in 2006 relating to prematurely-terminated leases (which also resulted in a decrease in depreciation and amortization expense), (4) a decrease in straight-line rents ($243,000), and (5) a decrease in percentage rents ($434,000), resulting from the timing of percentage rent income accruals. Property operating expenses decreased as a result of (1) a decrease in the provision for doubtful accounts ($371,000) and (2) a decrease in insurance expense ($117,000), partially offset by (3) an increase in snow removal costs ($201,000), (4) an increase in real estate taxes ($114,000), and (5) an increase in other operating expenses ($16,000).

     General and administrative expenses. General and administrative expenses increased primarily as a result of costs associated with the retirement of a senior executive and the initial compensation/relocation costs of his replacement ($1,535,000).
     Non-operating income and expense, net. Non-operating income and expense, net, increased primarily as a result of (1) increased interest costs (a) from borrowings related to property acquisitions, as reduced by (b) the impact on interest costs of proceeds from common stock sales throughout 2006 used initially to reduce outstanding borrowings under the Company’s secured revolving credit facility, offset by (2) earnings from an unconsolidated joint venture acquired in November 2006.
Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

						Properties
						held
	Six months ended June 30,			Percentage	Acquisitions/	throughout
	2007	2006	Increase	change	dispositions	both periods

Rents and expense recoveries	$71,946,000	$59,085,000	$12,861,000	22%	$11,779,000	$1,082,000
Property operating expenses	19,716,000	17,389,000	2,327,000	13%	2,258,000	69,000
Depreciation and amortization	19,631,000	16,505,000	3,126,000	19%	3,772,000	(646,000)
General and administrative	5,218,000	2,789,000	2,429,000	87%	n/a	n/a
Non-operating (income) and expense, net (1)	16,671,000	15,423,000	1,248,000	8%	n/a	n/a

(1)	Non-operating income and expense consists principally of interest expense, amortization of deferred financing costs, and equity in income (loss) of unconsolidated joint ventures.
     Properties held throughout both periods. The Company held 82 properties throughout the six months ended June 30, 2007 and 2006. Rents and expense recoveries increased primarily as a result of (1) lease commencements at the Company’s development, redevelopment and stabilized properties ($1,615,000) and (2) an increase in expense recoveries ($1,013,000), partially offset by (3) a decrease in the amortization of intangible lease liabilities ($809,000), resulting from (a) the impact of purchase accounting allocations in the first quarter of 2006 applicable to properties acquired during 2005 (which also resulted in a decrease in depreciation and amortization expense) and (b) acceleration of amortization in 2006 relating to prematurely-terminated leases, (4) a decrease in straight-line rents ($542,000), and (5) a decrease in percentage rents ($195,000), resulting from the timing of percentage rent income accruals. Property operating expenses increased as a result of (1) an increase in snow removal costs ($539,000), (2) an increase in real estate taxes ($249,000), (3) an increase in other operating expenses ($191,000), offset by (4) a decrease in the provision for doubtful accounts ($776,000) and (5) a decrease in insurance expense ($134,000).
     General and administrative expenses. General and administrative expenses increased primarily as a result of costs associated with the retirement of a senior executive and the initial compensation/relocation costs of his replacement ($1,535,000), increased compensation costs, and the Company’s continued growth.

     Non-operating income and expense, net. Non-operating income and expense, net, increased primarily as a result of (1) increased interest costs (a) from borrowings related to property acquisitions, as reduced by (b) the impact on interest costs of proceeds from common stock sales throughout 2006 used initially to reduce outstanding borrowings under the Company’s secured revolving credit facility, offset by (2) earnings from an unconsolidated joint venture acquired in November 2006.
Liquidity and Capital Resources
     The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, and preferred and common dividend distributions, primarily from operating cash flows; the Company has also used its secured revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with the secured revolving credit facility and property-specific construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and the sale of properties or interest therein (including joint venture arrangements).
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder; the facility, as amended, is expandable to $400 million, subject to certain conditions, and will expire in January 2009, subject to a one-year extension option. As of June 30, 2007, based on covenant measurements and collateral in place, the Company was permitted to draw up to approximately $278.8 million, of which approximately $139.8 million remained available as of that date. The credit facility is used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available.
     At June 30, 2007, the Company’s financial liquidity was provided principally by (1) $18.3 million in cash and cash equivalents, and (2) $139.8 million available under the secured revolving credit facility. Mortgage loans payable at June 30, 2007 consisted of fixed-rate notes totaling $557.0 million (with a weighted average interest rate of 5.7%) and variable-rate notes totaling $143.8 million, including $139.0 million under the secured revolving credit facility (with a combined weighted average interest rate of 6.5%). Total mortgage loans payable have an overall weighted average interest rate of 5.8% and mature at various dates through 2021.
          In December 2006, the Company sold 7,500,000 shares of its common stock at a price of $16.00 per share, and realized net proceeds, after underwriting fees and offering costs, of approximately $113.8 million; in January 2007, the underwriters exercised their over-allotment option to the extent of 275,000 shares, and the Company realized additional net proceeds of $4.1 million. Pursuant to a registration statement filed in June 2005 and prospectus supplements related thereto (applicable to a total of 7,000,000 shares), the Company is authorized to sell shares of its common stock through registered deferred offering programs. No shares were sold pursuant to the current program during the six months ended June 30, 2007.
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
Net Cash Flows
     In connection with preparation of the Company’s consolidated financial statements for inclusion in this period’s Form 10-Q, the Company determined that cash flows from changes in accounts payable and accrued expenses relating to real estate expenditures should have been included in investing, rather than operating, cash flow activities. As a result, the consolidated statement of cash flows for the six months ended June 30, 2006 has been revised by (1) cash flows provided by operating activities being changed from $13,747,000 to $17,409,000, and (2) cash flows from investing activities being changed from ($41,327,000) to ($44,989,000).
Operating Activities
     Net cash flows provided by operating activities amounted to $24.9 million during the six months ended June 30, 2007, compared to net cash flows provided by operating activities of $17.4 million during the six months ended June 30, 2006. The increase in operating cash flows during the first six months of 2007, as compared with the first six months of 2006, was primarily the result of (1) property acquisitions, and (2) the impact of the common stock offering in December 2006.
Investing Activities
     Net cash flows used in investing activities were $93.1 million during the six months ended June 30, 2007 and $45.0 million during the six months ended June 30, 2006, and were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the first six months of 2007, the Company acquired eight shopping and convenience centers. During the first six months of 2006, the Company acquired two shopping centers, the remaining 50% interest in a third, land for future expansion, and sold its interest in an unconsolidated joint venture.
Financing Activities
     Net cash flows provided by financing activities were $68.6 million during the six months ended June 30, 2007 and $30.7 million during the six months ended June 30, 2006. During the first six months of 2007, the Company received net borrowings of $70.0 million under the

Company’s secured revolving credit facility, $23.0 million in net proceeds from mortgage financings, and $3.9 million in net proceeds from sales of common stock, offset by preferred and common stock dividend distributions of $23.8 million, repayment of mortgage obligations of $4.1 million, distributions paid with respect to limited partners’ interests of $1.0 million, and payment of deferred financing costs of $1.0 million. During the first six months of 2006, the Company received $61.6 million in net proceeds from the settlement of a forward sales agreement relating to an August 2005 public offering and sales of common stock under registered deferred offering programs, and $14.6 million in net proceeds from mortgage financings, offset by net repayments of $23.0 million under the Company’s secured revolving credit facility, preferred and common stock dividend distributions of $17.5 million, repayment of mortgage obligations of $3.6 million, distributions paid with respect to minority and limited partners’ interests of $0.9 million, and payment of deferred financing costs of $0.5 million.
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

The following table sets forth the Company’s calculations of FFO for the three and six months ended June 30, 2007 and 2006:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net income applicable to common shareholders	$2,921,000	$2,134,000	$6,576,000	$3,134,000
Add (deduct):
Real estate depreciation and amortization	9,837,000	8,029,000	19,667,000	16,600,000
Limited partners’ interest	132,000	114,000	295,000	167,000
Minority interests in consolidated joint ventures	300,000	309,000	695,000	619,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(426,000)	(446,000)	(917,000)	(912,000)
Equity in (income) loss of unconsolidated joint ventures	(157,000)	15,000	(313,000)	40,000
Gain on sale of interest in unconsolidated joint venture	—	(141,000)	—	(141,000)
FFO from unconsolidated joint ventures	234,000	(2,000)	468,000	(5,000)

Funds from operations	$12,841,000	$10,012,000	$26,471,000	$19,502,000

FFO per common share (assuming conversion of OP Units):
Basic	$0.28	$0.31	$0.57	$0.61

Diluted	$0.28	$0.31	$0.57	$0.61

Weighted average number of common shares:
Shares used in determination of basic earnings per share	44,194,000	30,618,000	44,153,000	30,248,000
Additional shares assuming conversion of OP Units (basic)	1,984,000	1,632,000	1,985,000	1,594,000

Shares used in determination of basic FFO per share	46,178,000	32,250,000	46,138,000	31,842,000

Shares used in determination of diluted earnings per share	44,198,000	30,863,000	44,158,000	30,504,000
Additional shares assuming conversion of OP Units (diluted)	1,997,000	1,638,000	1,998,000	1,601,000

Shares used in determination of diluted FFO per share	46,195,000	32,501,000	46,156,000	32,105,000

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
     At June 30, 2007, long-term debt consisted of fixed and variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $557.0 million of fixed rate indebtedness outstanding was 5.7%, with maturities at various dates through 2021. The average interest rate on the Company’s $143.8 million of variable-rate debt was 6.5%, with maturities at various dates through 2009. Based on the amount of variable-rate debt outstanding at June 30, 2007, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $1,438,000 per annum.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of June 30, 2007, and have determined that such disclosure controls and procedures are effective.
     During the three months ended June 30, 2007, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II Other Information
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its annual meeting of stockholders on June 12, 2007, at which the following matters were voted upon:
1.	The election of seven directors.

2.	The approval of an amendment to the Company’ s Articles of Incorporation to increase the number of authorized shares of common and preferred stock.

3.	The approval of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.
The results of the vote were as follows:

		Withheld/		Broker
	For	Against	Abstain	Non-Votes

1. Directors:
James J. Burns	40,797,007	750,367
Richard Homburg	40,100,733	1,446,641
Paul G. Kirk, Jr.	40,804,884	742,490
Everett B. Miller, III	40,808,536	738,838
Leo S. Ullman	40,703,038	844,336
Brenda J. Walker	40,704,527	842,847
Roger M. Widmann	40,807,784	739,590

2. Increasing authorized shares of common and preferred stock	21,986,672	13,824,347	78,630	5,657,725

3. Independent registered public accounting firm	41,343,297	183,716	20,361
     Proposal 2 was not approved since it did not receive the requisite approval of at least two-thirds of the outstanding shares of common stock.

Item 6.	Exhibits

Exhibit 31	Section 302 Certifications

Exhibit 32	Section 906 Certifications

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CEDAR SHOPPING CENTERS, INC.

By:	/s/ LEO S. ULLMAN	By:	/s/ LAWRENCE E. KREIDER, JR.

	Leo S. Ullman		Lawrence E. Kreider, Jr.
	Chairman of the Board, Chief		Chief Financial Officer
	Executive Officer and President		(Principal financial officer)
(Principal executive officer)
August 9, 2007