Form 10-Q
period 2007-09-30
CEDAR SHOPPING CENTERS INC
filed 2007-11-07
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
     Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 2, 2007, there were 44,230,766 shares of Common Stock, $0.06 par value, outstanding.

CEDAR SHOPPING CENTERS, INC.

Forward-Looking Statements
Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s beliefs, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, expectations or intentions, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such differences include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants; the continuing availability of suitable acquisitions, and development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital (including the availability of property-specific construction financing) in the public and private markets; the availability of suitable joint venture partners; changes in interest rates; returns from development, redevelopment and acquisition activities may not be at expected levels or at expected times; risks inherent in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, changes in governmental regulations related thereto, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to repay or refinance debt obligations when due.

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
Assets
Real estate:
Land	$296,372,000	$248,108,000
Buildings and improvements	1,194,368,000	982,294,000

	1,490,740,000	1,230,402,000
Less accumulated depreciation	(91,781,000)	(64,458,000)

Real estate, net	1,398,959,000	1,165,944,000
Property and related assets held for sale, net of accumulated depreciation	11,805,000	11,493,000
Investment in unconsolidated joint venture	3,718,000	3,644,000

Cash and cash equivalents	21,148,000	17,885,000
Restricted cash	12,806,000	11,507,000
Rents and other receivables, net	5,086,000	4,187,000
Straight-line rents receivable	10,492,000	7,870,000
Other assets	10,749,000	6,921,000
Deferred charges, net	27,874,000	22,268,000

Total assets	$1,502,637,000	$1,251,719,000

Liabilities and shareholders’ equity
Mortgage loans payable	$637,045,000	$499,603,000
Secured revolving credit facility	186,890,000	68,470,000
Accounts payable, accrued expenses, and other	22,755,000	17,435,000
Unamortized intangible lease liabilities	56,052,000	53,160,000

Total liabilities	902,742,000	638,668,000

Minority interests in consolidated joint ventures	10,321,000	9,132,000
Limited partners’ interest in Operating Partnership	25,352,000	25,969,000

Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 and 5,000,000 shares, respectively, authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 and 50,000,000 shares, respectively, authorized, 44,231,000 and 43,773,000 shares, respectively, issued and outstanding)	2,654,000	2,626,000
Treasury stock (613,000 and 502,000 shares, respectively, at cost)	(8,156,000)	(6,378,000)
Additional paid-in capital	572,017,000	564,637,000
Cumulative distributions in excess of net income	(91,153,000)	(71,831,000)
Accumulated other comprehensive income	110,000	146,000

Total shareholders’ equity	564,222,000	577,950,000

Total liabilities and shareholders’ equity	$1,502,637,000	$1,251,719,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues:
Rents	$30,487,000	$25,899,000	$88,486,000	$73,860,000
Expense recoveries	6,875,000	5,446,000	20,822,000	16,570,000
Other	115,000	246,000	568,000	739,000

Total revenues	37,477,000	31,591,000	109,876,000	91,169,000

Expenses:
Operating, maintenance and management	5,660,000	5,231,000	18,317,000	16,666,000
Real estate and other property-related taxes	3,869,000	3,265,000	10,928,000	9,219,000
General and administrative	1,847,000	1,431,000	7,065,000	4,220,000
Depreciation and amortization	10,065,000	8,923,000	29,696,000	25,428,000

Total expenses	21,441,000	18,850,000	66,006,000	55,533,000

Operating income	16,036,000	12,741,000	43,870,000	35,636,000
Non-operating income and expense:
Interest expense	(9,618,000)	(8,556,000)	(26,371,000)	(23,655,000)
Amortization of deferred financing costs	(423,000)	(341,000)	(1,152,000)	(1,003,000)
Interest income	82,000	155,000	580,000	392,000
Equity in income (loss) of unconsolidated joint ventures	150,000	—	463,000	(40,000)
Gain on sale of interest in unconsolidated joint venture	—	—	—	141,000

Total non-operating income and expense	(9,809,000)	(8,742,000)	(26,480,000)	(24,165,000)

Income before minority and limited partners’ interests and discontinued operations	6,227,000	3,999,000	17,390,000	11,471,000
Minority interests in consolidated joint ventures	(333,000)	(324,000)	(1,028,000)	(943,000)

Limited partners’ interest in Operating Partnership	(169,000)	(86,000)	(450,000)	(234,000)

Income from continuing operations	5,725,000	3,589,000	15,912,000	10,294,000
Discontinued operations, net of limited partners’ interest	169,000	165,000	496,000	532,000

Net income	5,894,000	3,754,000	16,408,000	10,826,000
Preferred distribution requirements	(1,969,000)	(1,969,000)	(5,907,000)	(5,907,000)

Net income applicable to common shareholders	$3,925,000	$1,785,000	$10,501,000	$4,919,000

Per common share (basic):
Income from continuing operations, net of preferred distribution requirements	$0.09	$0.05	$0.23	$0.14
Discontinued operations, net of limited partners’ interest	—	—	0.01	0.02

Net income applicable to common shareholders	$0.09	$0.05	$0.24	$0.16

Per common share (diluted)
Income from continuing operations, net of preferred distribution requirements	$0.09	$0.05	$0.23	$0.14
Discontinued operations, net of limited partners’ interest	—	—	0.01	0.01

Net income applicable to common shareholders	$0.09	$0.05	$0.24	$0.15

Dividends to common shareholders	$9,952,000	$7,752,000	$29,823,000	$21,320,000

Per common share	$0.225	$0.225	$0.675	$0.675

Weighted average number of common shares outstanding:
Basic	44,231,000	34,484,000	44,179,000	31,660,000

Diluted	44,234,000	34,488,000	44,183,000	31,831,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Shareholders’ Equity
Nine months ended September 30, 2007
(unaudited)

	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other	Total
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive	shareholders’
	Shares	value	Shares	Par value	at cost	capital	net income	income	equity

Balance, December 31, 2006	3,550,000	$88,750,000	43,773,000	$2,626,000	$(6,378,000)	$564,637,000	$(71,831,000)	$146,000	$577,950,000
Net income							16,408,000		16,408,000
Unrealized gain (loss) on change in fair value of cash flow hedges								(36,000)	(36,000)

Total comprehensive income									16,372,000

Deferred compensation activity, net			179,000	11,000	(1,778,000)	3,496,000			1,729,000
Net proceeds from common stock sales			275,000	17,000		4,115,000			4,132,000
Conversion of OP Units into common stock			4,000	—		45,000			45,000
Preferred distribution requirements							(5,907,000)		(5,907,000)
Dividends to common shareholders							(29,823,000)		(29,823,000)
Reallocation adjustment of limited partners’ interest						(276,000)			(276,000)

Balance, September 30, 2007	3,550,000	$88,750,000	44,231,000	$2,654,000	$(8,156,000)	$572,017,000	$(91,153,000)	$110,000	$564,222,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2007	2006
Cash flow from operating activities:
Net income	$16,408,000	$10,826,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Earnings in excess of distributions of consolidated joint venture minority interests	231,000	118,000
Equity in (income) loss of unconsolidated joint ventures	(463,000)	40,000
Distributions from unconsolidated joint venture	397,000	—
Gain on sale of interest in unconsolidated joint venture	—	(141,000)
Limited partners’ interest in Operating Partnership	472,000	262,000
Straight-line rents receivable	(2,686,000)	(2,452,000)
Depreciation and amortization	29,921,000	25,659,000
Amortization of intangible lease liabilities	(7,624,000)	(7,713,000)
Amortization relating to stock-based compensation	1,456,000	447,000
Amortization of deferred financing costs	1,152,000	1,003,000
Increases/decreases in operating assets and liabilities:
Cash at consolidated joint ventures	40,000	652,000
Rents and other receivables, net	(899,000)	(1,087,000)
Other assets	(5,343,000)	(4,270,000)
Accounts payable, accrued expenses and other	3,769,000	3,263,000

Net cash provided by operating activities	36,831,000	26,607,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(134,014,000)	(150,468,000)
Investment in unconsolidated joint ventures	(8,000)	—
Proceeds from sale of interest in unconsolidated joint venture	—	1,466,000
Construction escrows and other	(1,033,000)	(3,621,000)

Net cash (used in) investing activities	(135,055,000)	(152,623,000)

Cash flow from financing activities:
Net advances (repayments) from line of credit	118,420,000	67,650,000
Proceeds from sales of common stock	3,910,000	74,053,000
Proceeds from mortgage financings	25,693,000	26,333,000
Mortgage repayments	(8,468,000)	(5,263,000)
Contribution from minority interest partner	1,048,000	—
Distributions in excess of earnings from consolidated joint venture minority interests	—	(176,000)
Distributions to limited partners	(1,336,000)	(1,111,000)
Preferred distribution requirements	(5,907,000)	(5,907,000)
Distributions to common shareholders	(29,823,000)	(21,320,000)
Payment of deferred financing costs	(2,050,000)	(926,000)

Net cash provided by financing activities	101,487,000	133,333,000

Net increase in cash and cash equivalents	3,263,000	7,317,000
Cash and cash equivalents at beginning of period	17,885,000	8,601,000

Cash and cash equivalents at end of period	$21,148,000	$15,918,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company has focused primarily on the ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers located in nine states, largely in the Northeast and Mid-Atlantic regions. At September 30, 2007, the Company owned 112 properties, aggregating approximately 11.4 million square feet of gross leasable area (“GLA”).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2007 and December 31, 2006, the Company owned a 95.7% economic interest in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.3% at September 30, 2007 and December 31, 2006) is represented by Operating Partnership Units (“OP Units”), and is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 1,982,000 OP Units outstanding at September 30, 2007 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and joint venture partnerships in which it participates. With respect to its four consolidated operating joint ventures, the Company has general partnership interests of 25% and 30% and, (1) as such entities are not variable-interest entities pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), and (2) as the Company is the sole general partner and exercises substantial operating control over these entities pursuant to Emerging Issues Task Force (“EITF”) 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, the Company has determined that such partnerships should be consolidated for financial statement purposes. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest. The Company also has a 49% interest, acquired in 2006, in an unconsolidated joint venture which owns a single-tenant office property, and which the Company has determined is not a variable-interest entity pursuant to FIN 46R. Although the Company exercises influence over this joint venture, it does not have operating control; accordingly, it accounts for its investment in this joint venture under the equity method.
     The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial information set forth therein. The 2006 financial statements have been revised, where necessary, to conform to the 2007 presentation, relating principally to the discontinued operation and the consolidated statement of cash flows. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2006.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
     Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that management review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These estimates of cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less the cost of a potential sale. Depreciation and amortization are suspended during the period the property is held for sale.
     In May 2007, the Company decided to dispose of Stadium Plaza, located in East Lansing, Michigan. The property, with 78,000 sq. ft. of GLA, is being actively marketed, is expected to be sold within one year from the date classified as held for sale, and, in accordance with SFAS No. 144, the carrying value of the property’s assets (principally the net book value of the real estate) have been classified as “held for sale” on the Company’s consolidated balance sheets at September 30, 2007 and December 31, 2006 (there were no related “held for sale” liabilities associated with the property). In addition, the property’s results of operations have been classified as “discontinued operations” for all periods presented in the consolidated statements of income. No impairment provision was required as of September 30, 2007. The following is a summary of the components of income from discontinued operations for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues:
Rents	$297,000	$288,000	$877,000	$866,000
Expense recoveries	71,000	50,000	233,000	194,000

Total revenues	368,000	338,000	1,110,000	1,060,000

Expenses:
Operating, maintenance and management	32,000	27,000	142,000	94,000
Real estate and other property-related taxes	84,000	58,000	225,000	175,000
Depreciation and amortization	75,000	79,000	225,000	231,000

	191,000	164,000	592,000	500,000

Operating income	177,000	174,000	518,000	560,000
Limited partners’ interest	(8,000)	(9,000)	(22,000)	(28,000)

Income from discontinued operations	$169,000	$165,000	$496,000	$532,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
     With respect to substantially all of the Company’s acquisitions through September 30, 2007, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis where applicable for recent acquisitions, to the intangible asset and liability accounts. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $56,052,000 and $53,160,000 at September 30, 2007 and December 31, 2006, respectively.
     As a result of recording the intangible lease assets and liabilities, (1) revenues were increased by $2,526,000 and $3,042,000 for the three months ended September 30 2007 and 2006, respectively, relating to the amortization of intangible lease liabilities, and (2) depreciation and amortization expense was increased correspondingly by $3,579,000 and $3,313,000 for the respective three-month periods. For the nine months ended September 30, 2007 and 2006, (1) revenues were increased by $7,624,000 and $7,713,000, respectively, relating to the amortization of intangible lease liabilities, and (2) depreciation and amortization expense was increased correspondingly by $10,348,000 and $8,865,000 for the respective nine-month periods.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established, is not available to fund other property-level or Company-level obligations, and amounted to $12,248,000 and $10,909,000 at September 30, 2007 and December 31, 2006, respectively. In addition, joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the general and minority interest partners be strictly controlled. Cash at consolidated joint ventures amounted to $558,000 and $598,000 at September 30, 2007 and December 31, 2006, respectively.
Rents and Other Receivables
     Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight- line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over base rents under applicable lease provisions is included in rents and other receivables on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred; such income is recognized in the periods earned. In

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
addition, certain operating leases contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until those specified targets are met.
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable and the allowance for bad debts by considering historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The allowance for doubtful accounts was $1,253,000 and $1,439,000 at September 30, 2007 and December 31, 2006, respectively.
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents in excess of insured amounts and tenant receivables. The Company places its cash and cash equivalents with high quality financial institutions. Management requires certain tenants to provide security deposits and performs ongoing tenant credit evaluations. Although these security deposits are insufficient to meet the terminal value of a tenant’s lease obligations, they are a measure of good faith and a source of funds to offset at least in small part the economic costs associated with lost rents and other charges, and the costs associated with releasing the premises.
Deferred Charges, Net
     Deferred charges at September 30, 2007 and December 31, 2006 are net of accumulated amortization and are comprised of the following:

	Sep 30,	Dec 31,
	2007	2006

Deferred lease origination costs (1)	$16,867,000	$14,877,000
Deferred financing costs (2)	6,837,000	5,939,000
Other deferred charges	4,170,000	1,452,000

	$27,874,000	$22,268,000

(1)	Deferred lease origination costs include intangible lease assets resulting from purchase accounting allocations of $12,501,000 and $11,523,000, respectively.

(2)	Deferred financing costs are incurred in connection with the Company’s secured revolving credit facility and other long-term debt.
     Such costs are amortized over the terms of the related agreements. Amortization expense

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
related to deferred charges (including amortization of deferred charges applicable to discontinued operations and amortization of deferred financing costs included in non-operating income and expense) amounted to $1,196,000 and $1,138,000 for the three months ended September 30, 2007 and 2006, respectively, and $3,525,000 and $3,238,000 for the nine months ended September 30, 2007 and 2006, respectively.
Income Taxes
          The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
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
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement does not eliminate the disclosure requirements of other accounting standards, including requirements for disclosures about fair value measurements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and SFAS No. 157. The Company is currently evaluating the effect of adopting the statement, which becomes effective for fiscal years beginning after November 15, 2007.
Earnings Per Share
     In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period (including shares held by the Rabbi Trusts). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock; such additional dilutive shares amounted to 3,000 and 4,000, respectively, for the three months ended September 30, 2007 and 2006, and 4,000 and 171,000, respectively, for the nine months ended September 30, 2007 and 2006.
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
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (1) upon the third anniversary of the date of grant for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2009 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. The 142,000 additional restricted shares issued during the nine months ended September 30, 2007 were time-based grants. The value of such grants is being amortized on a straight-line basis over the respective vesting periods. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock in the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. The following table sets forth certain stock-based compensation information for the three and nine months ended September 30, 2007 and 2006:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2007	2006	2007	2006

Restricted share grants	—	4,000	179,000	15,000
Average fair value per share	$—	$14.89	$14.52	$14.72
Recorded as deferred compensation	$—	$63,000	$2,606,000	$228,000
Total charged to operations	$302,000	$176,000	$1,456,000	$447,000

Non-vested shares:
Non-vested, beginning of period	382,000	107,000	203,000	96,000
Grants	—	4,000	179,000	15,000
Vested during period	(9,000)	(3,000)	(9,000)	(3,000)
Forfeitures	—	—	—	—

Non-vested, end of period	373,000	108,000	373,000	108,000

Value of shares vested during the period (based on grant date fair value)	$120,000	$40,000	$120,000	$40,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
     At September 30, 2007, 456,000 shares remained available for grants pursuant to the Incentive Plan, and $3,106,000 remained as deferred compensation, to be amortized over various periods ending in June 2010.
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
     In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a then minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution adjustments, are fully vested, and expire in 2012.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
Supplemental consolidated statement of cash flows information

	Nine months ended Sep 30,
	2007	2006
Supplemental disclosure of cash activities:
Interest paid (including interest capitalized of $3,066,000 and $2,625,000, respectively)	$28,892,000	$24,644,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	2,606,000	228,000
Assumption of mortgage loans payable	(120,664,000)	(55,983,000)
Issuance of OP Units	(18,000)	(4,260,000)
Conversion of OP Units into common stock	45,000	—
Purchase accounting allocations:
Intangible lease assets	21,001,000	25,826,000
Intangible lease liabilities	(10,516,000)	(30,532,000)
Net valuation decreases (increases) in assumed mortgage loans payable (a)	447,000	(484,000)

De-consolidation of Red Lion joint venture:
Real estate, net		$18,365,000
Mortgage loans payable		(16,310,000)
Other assets/liabilities, net		1,721,000
Minority interest		(2,411,000)

Investment in and advances to unconsolidated joint venture, as of January 1, 2006		$1,365,000

(a)	The net valuation decreases (increases) in assumed mortgage loans payable result from adjusting the contract rates of interest (ranging from 4.9% to 6.2% per annum in 2007 and from 5.6% to 7.3% per annum in 2006) to market rates of interest (ranging from 5.5% to 6.5% in 2007 and from 5.7 to 6.0% per annum in 2006).
     In connection with preparation of the Company’s June 30, 2007 consolidated financial statements, the Company determined that cash flows from changes in accounts payable and accrued expenses relating to real estate expenditures should have been included in investing, rather than operating, cash flow activities. Accordingly, the consolidated statement of cash flows for the nine months ended September 30, 2006 has been revised by (1) cash flows provided by operating activities being changed from $22,945,000 to $26,607,000, and (2) cash flows from investing activities being changed from ($148,961,000) to ($152,623,000).
Note 3. Common/Preferred Stock Issuances
     The Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
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
     On September 12, 2007, stockholders approved amendments to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock to 150,000,000 and the number of authorized shares of preferred stock to 12,500,000.
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
September 30, 2007
(unaudited)
     On June 7, 2007, the Company acquired Grove City Discount Drug Mart Plaza in Grove City, Ohio, an approximately 41,000 sq. ft. convenience center, for a purchase price of approximately $4.4 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.
     On September 5, 2007, the Company acquired Hilliard Discount Drug Mart Plaza in Hilliard, Ohio, an approximately 41,000 sq. ft. convenience center, for a purchase price of approximately $5.4 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.
     On several dates during the three months ended September 30, 2007, the Company acquired five shopping center properties, located in Groton, Connecticut, Cockeysville, Maryland, West Bridgewater, Massachusetts, Massapequa, New York and Shamokin Dam, Pennsylvania, having a total of approximately 698,000 sq. ft. of GLA. The five properties were part of a six property portfolio being acquired from one selling group (the “WP Realty Properties”); the acquisition of the sixth property closed in October 2007. The combined purchase price for the five properties was approximately $106.1 million, including closing costs, which the Company financed by (1) assuming approximately $77.9 million of existing first mortgage loans bearing interest at an average rate of 6.0% per annum and maturing in 2014 to 2016, and (2) funding approximately $28.2 million from its secured revolving credit facility.
Joint Venture Arrangements
     Effective April 2, 2007, the Company entered into an agreement to form a joint venture with a wholly-owned U.S. subsidiary of Homburg Invest Inc., a publicly-traded Canadian corporation listed on the Toronto and Euronext Amsterdam Stock Exchanges (“Homburg”), with respect to four shopping centers then owned and managed by the Company and the five shopping centers acquired by the Company on April 4, 2007 as described above; the aggregate valuation for the nine properties was approximately $170 million. Richard Homburg, a director of the Company, is Chairman and CEO of Homburg. In connection with the joint venture investment, the independent members of the Company’s Board of Directors obtained appraisals in support of the transfer values of the then-owned properties. The Company will hold a 20% interest in, and be the sole general partner of, the joint venture and Homburg, through such subsidiary, will acquire the remaining 80% interest. The joint venture is structured in limited partnerships such that, at Homburg’s election, it may sell a portion of its ownership interests to individual investors in Europe, and Homburg will be entitled to certain fees with respect thereto, payable by the Company. The Company will be entitled to a “promote” structure, applicable separately to each property, which, if certain targets are met, will permit the Company to receive at least 40% of the returns in excess of a leveraged 9.25% threshold. Additionally, the Company will receive fees for ongoing property management, leasing, construction management, acquisitions, dispositions, financings and refinancings. Closing of the sale of the Company’s interests in the nine properties to the joint venture is expected prior to December 31, 2007. The transactions contemplated by

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
this joint venture do not qualify as a sale for financial reporting purposes; accordingly, the Company will continue to consolidate the properties.
     Effective April 5, 2007, the Company entered into a joint venture agreement for the construction and development of an estimated 700,000 sq. ft. shopping center in Pottsgrove, Pennsylvania, approximately 40 miles northwest of Philadelphia. Total project costs, including purchase of the land parcels, are estimated at $105 million. The Company is committed to paying a development fee of $2.0 million and providing up to $17.5 million of equity capital for a 60% interest in the joint venture, with a preferred rate of return of 9.25% per annum on such amounts.
Pro Forma Financial Information (unaudited)
     During the period January 1, 2006 through September 30, 2007, the Company acquired 27 shopping and convenience centers aggregating approximately 3.0 million sq. ft. of GLA, approximately 195 acres of land for expansion and/or future development, and a 49% interest in an unconsolidated joint venture which owns a single-tenant office property, for a total cost of approximately $439.5 million. The following table summarizes, on an unaudited pro forma basis before purchase accounting allocations, the combined results of operations of the Company for the three and nine months ended September 30, 2007 and 2006 as if all of these property acquisitions were completed as of January 1, 2006. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2006, nor does it purport to predict the results of operations for future periods.

	Three months ended Sep 30,		Nine months ended Sep 30,
	2007	2006	2007	2006

Revenues	$39,646,000	$38,306,000	$119,475,000	$115,436,000
Net income applicable to common shareholders	$3,468,000	$1,130,000	$8,721,000	$2,790,000
Per common share:
Basic	$0.08	$0.03	$0.20	$0.09
Diluted	$0.08	$0.03	$0.20	$0.09

Weighted average number of common shares outstanding:
Basic	44,231,000	34,484,000	44,179,000	31,660,000
Diluted	44,234,000	34,488,000	44,183,000	31,831,000
Real Estate Pledged
     At September 30, 2007 and December 31, 2006, a substantial number of the Company’s real estate properties were pledged as collateral for either property-specific mortgage loans payable or for the secured revolving credit facility.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
Note 5. Mortgage Loans Payable and Secured Revolving Credit Facility
     Secured debt consisted of the following at September 30, 2007 and December 31, 2006:

	Sep 30, 2007			Dec 31, 2006
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages	$632,268,000	5.7%	4.8% - 7.6%	$494,764,000	5.7%	4.8% - 7.6%
Variable-rate mortgage	4,777,000	7.9%	7.9%	4,839,000	8.1%	8.1%

	637,045,000	5.8%		499,603,000	5.7%
Secured revolving credit facility	186,890,000	6.7%		68,470,000	6.6%

	$823,935,000	6.0%		$568,073,000	5.8%

Secured Revolving Credit Facility
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended (including the latest amendment effective as of October 17, 2007), is expandable to $400 million, subject to certain conditions, and will expire in January 2009, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $186.9 million at September 30, 2007, and such borrowings bore interest at an average rate of 6.7% per annum. Borrowings under the facility bear interest at a rate of LIBOR plus a basis points (“bps”) spread ranging from 110 to 145 bps depending upon the Company’s leverage ratio, as defined (the spread as of September 30, 2007 was 110 bps). The facility also requires an unused portion fee of 15 bps. Based on covenant measurements and collateral in place as of September 30, 2007 (including the additional collateral pledged as of October 17, 2007), the Company was permitted to draw up to approximately $294.6 million, of which approximately $107.7 million remained available as of September 30, 2007.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2007
(unaudited)
Note 6. Subsequent Events
     On October 5, 2007, the Company closed on the purchase of the sixth WP Realty Property, a 168,000 sq. ft. shopping center located in New Bedford, Massachusetts. The purchase price for the property was approximately $12.1 million, including closing costs, which the Company financed by (1) assuming an approximate $8.1 million existing first mortgage loan bearing interest at 6.0% per annum and maturing in 2014, and (2) funding approximately $4.0 million from its secured revolving credit facility.
     On October 18, 2007, the Company’s Board of Directors approved a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board approved a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on November 20, 2007 to shareholders of record on November 9, 2007.
     On November 6, 2007, the Company closed on the purchase of a 102,000 sq. ft. shopping center located in Webster, Massachusetts. The purchase price for the property was approximately $17.8 million, including closing costs, which the Company funded from its secured revolving credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
     The Company is a fully-integrated real estate company which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers. The Company’s existing properties are located in nine states, largely in the Northeast and Mid-Atlantic regions. At September 30, 2007, the Company had a portfolio of 112 properties totaling approximately 11.4 million square feet of GLA, including 107 wholly-owned properties comprising approximately 10.8 million square feet and four properties owned in joint venture comprising approximately 485,000 square feet. At September 30, 2007, the portfolio of wholly-owned properties consisted of (1) 98 “stabilized” properties (those properties at least 80% leased and not designated as “development/redevelopment” properties as of September 30, 2007), with an aggregate of 9.6 million square feet of GLA, which were approximately 96% leased, (2) four development/redevelopment properties with an aggregate of 890,000 square feet of GLA, which were approximately 67% leased, (3) five non-stabilized properties with an aggregate of 329,000 square feet of GLA, which are presently being re-tenanted and which were approximately 71% leased, and (4) one property held for sale with an aggregate of 78,000 square feet of GLA, which was 100% leased. The four properties owned in joint venture are all “stabilized” properties and are 100.0% leased. The entire 112 property portfolio was approximately 93% leased at September 30, 2007. In addition, the Company has a 49% interest in an unconsolidated joint venture which owns a single-tenant office property.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At September 30, 2007, the Company owned a 95.7% economic interest in, and is the sole general partner of, the Operating Partnership. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
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
     The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to recognize and measure impairment of long-lived assets. Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These estimates of cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less the cost of a potential sale. Depreciation and amortization are suspended during the period the property is held for sale. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.
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

Results of Operations
     Differences in results of operations between 2007 and 2006, respectively, were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the period January 1, 2006 through September 30, 2007, the Company acquired 27 shopping and convenience centers aggregating approximately 3.0 million sq. ft. of GLA, approximately 195 acres of land for expansion and/or future development, and a 49% interest in an unconsolidated joint venture which owns a single-tenant office property, for a total cost of approximately $439.5 million. In addition, the Company completed and placed into service two ground-up developments having an aggregate cost of approximately $9.2 million. Income from continuing operations before minority and limited partners’ interests and preferred distribution requirements increased to $6.2 million during the three months ended September 30, 2007 from $4.0 million during the three months ended September 30, 2006. Income from continuing operations before minority and limited partners’ interests and preferred distribution requirements increased to $17.4 million during the nine months ended September 30, 2007 from $11.5 million during the nine months ended September 30, 2006.
Comparison of the quarter ended September 30, 2007 to the quarter ended September 30, 2006

						Properties
						held
	Three months ended Sep 30,			Percentage		throughout
	2007	2006	Increase	change	Acquisitions	both periods
Rents and expense recoveries	$37,362,000	$31,345,000	$6,017,000	19%	$5,279,000	$738,000
Property operating expenses	9,529,000	8,496,000	1,033,000	12%	1,060,000	(27,000)
Depreciation and amortization	10,065,000	8,923,000	1,142,000	13%	1,708,000	(566,000)
General and administrative	1,847,000	1,431,000	416,000	29%	n/a	n/a
Non-operating (income) and expense, net (1)	9,809,000	8,742,000	1,067,000	12%	n/a	n/a

(1)	Non-operating income and expense consists principally of interest expense, amortization of deferred financing costs, and equity in income (loss) of unconsolidated joint ventures.
     Properties held throughout both periods. The Company held 85 properties throughout the three months ended September 30, 2007 and 2006. Rents and expense recoveries increased primarily as a result of (1) lease commencements at the Company’s development, redevelopment and stabilized properties ($883,000), (2) an increase in expense recoveries ($478,000), and (3) an increase in percentage rents ($349,000), offset by (4) a decrease in the amortization of intangible lease liabilities ($910,000), resulting principally from acceleration of amortization in 2006 relating to prematurely-terminated leases (which also resulted in a decrease in depreciation and amortization expense), and (5) a decrease in straight-line rents ($62,000). Property operating expenses decreased as a result of (1) a decrease in the provision for doubtful accounts ($556,000), offset by (2) an increase in real estate and other property-related taxes ($227,000), (3) an increase in non-billable expenses ($139,000), (4) an increase in repairs and maintenance ($87,000), and (5) an increase in other operating expenses ($76,000).

     General and administrative expenses. General and administrative expenses increased primarily as a result of increased compensation costs, and the Company’s continued growth.
     Non-operating income and expense, net. Non-operating income and expense, net, increased primarily as a result of (1) increased interest costs from borrowings related to property acquisitions, partially offset by (2) earnings from an unconsolidated joint venture acquired in November 2006.
Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

						Properties
						held
	Nine months ended Sep 30,			Percentage	Acquisitions/	throughout
	2007	2006	Increase	change	dispositions	both periods
Rents and expense recoveries	$109,308,000	$90,430,000	$18,878,000	21%	$17,476,000	$1,402,000
Property operating expenses	29,245,000	25,885,000	3,360,000	13%	3,571,000	(211,000)
Depreciation and amortization	29,696,000	25,428,000	4,268,000	17%	5,523,000	(1,255,000)
General and administrative	7,065,000	4,220,000	2,845,000	67%	n/a	n/a
Non-operating (income) and expense, net (1)	26,480,000	24,165,000	2,315,000	10%	n/a	n/a

(1)	Non-operating income and expense consists principally of interest expense, amortization of deferred financing costs, and equity in income (loss) of unconsolidated joint ventures.
     Properties held throughout both periods. The Company held 82 properties throughout the nine months ended September 30, 2007 and 2006. Rents and expense recoveries increased primarily as a result of (1) lease commencements at the Company’s development, redevelopment and stabilized properties ($2,342,000), (2) an increase in expense recoveries ($1,363,000) and (3) an increase in percentage rents ($32,000), offset by (4) a decrease in the amortization of intangible lease liabilities ($1,719,000), resulting from (a) the impact of purchase accounting allocations in the first quarter of 2006 applicable to properties acquired during 2005 (which also resulted in a decrease in depreciation and amortization expense) and (b) acceleration of amortization in 2006 relating to prematurely-terminated leases, and (5) a decrease in straight-line rents ($616,000). Property operating expenses decreased as a result of (1) a decrease in the provision for doubtful accounts ($1,352,000), offset by (2) an increase in snow removal costs ($534,000), (3) an increase in real estate and other property-related taxes ($420,000), (4) an increase in billable expenses ($113,000), and (5) an increase in other operating expenses ($74,000).
     General and administrative expenses. General and administrative expenses increased primarily as a result of costs associated with the retirement of a senior executive and the initial compensation/relocation costs of his replacement ($1,535,000), increased compensation costs, and the Company’s continued growth.

     Non-operating income and expense, net. Non-operating income and expense, net, increased primarily as a result of (1) increased interest costs (a) from borrowings related to property acquisitions, as reduced by (b) the impact on interest costs of proceeds from common stock sales throughout 2006 used initially to reduce outstanding borrowings under the Company’s secured revolving credit facility, partially offset by (2) earnings from an unconsolidated joint venture acquired in November 2006.
Liquidity and Capital Resources
     The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, and preferred and common dividend distributions, primarily from operating cash flows; the Company has also used its secured revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with the secured revolving credit facility and property-specific construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and the sale of properties or interests therein (including joint venture arrangements).
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder; the facility, as amended, is expandable to $400 million, subject to certain conditions, and will expire in January 2009, subject to a one-year extension option. As of September 30, 2007, based on covenant measurements and collateral in place (including the additional collateral pledged as of October 17, 2007), the Company was permitted to draw up to approximately $294.6 million, of which approximately $107.7 million remained available as of that date. The credit facility is used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. The Company plans to add additional properties, when available, to the collateral pool with the intent of making the full facility available.
     At September 30, 2007, the Company’s financial liquidity was provided principally by (1) $21.1 million in cash and cash equivalents, and (2) $107.7 million available under the secured revolving credit facility. In addition, the Company anticipates the availability of additional construction financing, excess funds from the refinancing of existing debt as it becomes due, and approximately $50 million in net proceeds from the contribution of properties to the joint venture with Homburg Invest Inc.
     Mortgage loans payable at September 30, 2007 consisted of fixed-rate notes totaling $632.3 million (with a weighted average interest rate of 5.7%) and variable-rate notes totaling $191.6 million, including $186.9 million under the secured revolving credit facility (with a combined weighted average interest rate of 6.7%). Total mortgage loans payable have an overall weighted average interest rate of 6.0% and mature at various dates through 2021.

     In December 2006, the Company sold 7,500,000 shares of its common stock at a price of $16.00 per share, and realized net proceeds, after underwriting fees and offering costs, of approximately $113.8 million; in January 2007, the underwriters exercised their over-allotment option to the extent of 275,000 shares, and the Company realized additional net proceeds of $4.1 million. Pursuant to a registration statement filed in June 2005 and prospectus supplements related thereto (applicable to a total of 7,000,000 shares), the Company is authorized to sell shares of its common stock through registered deferred offering programs. No shares were sold pursuant to the current program during the nine months ended September 30, 2007. On September 12, 2007, stockholders approved amendments to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock to 150,000,000 and the number of authorized shares of preferred stock to 12,500,000.
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
Net Cash Flows
     In connection with preparation of the Company’s June 30, 2007 consolidated financial statements, the Company determined that cash flows from changes in accounts payable and accrued expenses relating to real estate expenditures should have been included in investing, rather than operating, cash flow activities. As a result, the consolidated statement of cash flows for the nine months ended September 30, 2006 has been revised by (1) cash flows provided by operating activities being changed from $22,945,000 to $26,607,000, and (2) cash flows from investing activities being changed from ($148,961,000) to ($152,623,000).
Operating Activities
     Net cash flows provided by operating activities amounted to $36.8 million during the nine months ended September 30, 2007, compared to net cash flows provided by operating activities of $26.6 million during the nine months ended September 30, 2006. The increase in operating cash flows during the first nine months of 2007, as compared with the first nine months of 2006, was primarily the result of (1) property acquisitions, and (2) the impact of the common stock offering in December 2006.
Investing Activities
     Net cash flows used in investing activities were $135.0 million during the nine months ended September 30, 2007 and $152.6 million during the nine months ended September 30, 2006, and were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the first nine months of 2007, the

Company acquired 14 shopping and convenience centers and land for future expansion and development. During the first nine months of 2006, the Company acquired nine shopping centers, the remaining 50% interest in a third, land for future expansion and development, and sold its interest in an unconsolidated joint venture.
Financing Activities
     Net cash flows provided by financing activities were $101.5 million during the nine months ended September 30, 2007 and $133.3 million during the nine months ended September 30, 2006. During the first nine months of 2007, the Company received the proceeds of net borrowings of $118.4 million under the Company’s secured revolving credit facility, $25.7 million in proceeds from mortgage financings, $3.9 million in net proceeds from sales of common stock, and a $1.0 million contribution from a minority interest partner, offset by preferred and common stock dividend distributions of $35.7 million, repayment of mortgage obligations of $8.5 million, distributions paid with respect to limited partners’ interests of $1.3 million, and payment of deferred financing costs of $2.0 million. During the first nine months of 2006, the Company received $74.0 million in net proceeds from the settlement of a forward sales agreement relating to an August 2005 public offering and sales of common stock under registered deferred offering programs, the proceeds of net borrowings of $67.7 million under the Company’s secured revolving credit facility, and $26.3 million in proceeds from mortgage financings, offset by preferred and common stock dividend distributions of $27.2 million, repayment of mortgage obligations of $5.3 million, distributions paid with respect to minority and limited partners’ interests of $1.3 million, and payment of deferred financing costs of $0.9 million.
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
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three and nine months ended September 30, 2007 and 2006:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net income applicable to common shareholders	$3,925,000	$1,785,000	$10,501,000	$4,919,000
Add (deduct):
Real estate depreciation and amortization	10,078,000	8,963,000	29,745,000	25,563,000
Limited partners’ interest	179,000	95,000	474,000	262,000
Minority interests in consolidated joint ventures	333,000	324,000	1,028,000	943,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(448,000)	(438,000)	(1,365,000)	(1,350,000)
Equity in (income) loss of unconsolidated joint ventures	(150,000)	—	(463,000)	40,000
Gain on sale of interest in unconsolidated joint venture	—	—	—	(141,000)
FFO from unconsolidated joint ventures	233,000	—	701,000	(5,000)

Funds from operations	$14,150,000	$10,729,000	$40,621,000	$30,231,000

FFO per common share (assuming conversion of OP Units):
Basic	$0.31	$0.30	$0.88	$0.91

Diluted	$0.31	$0.30	$0.88	$0.90

Weighted average number of common shares:
Shares used in determination of basic earnings per share	44,231,000	34,484,000	44,179,000	31,660,000
Additional shares assuming conversion of OP Units (basic)	1,982,000	1,837,000	1,984,000	1,675,000

Shares used in determination of basic FFO per share	46,213,000	36,321,000	46,163,000	33,335,000

Shares used in determination of diluted earnings per share	44,234,000	34,488,000	44,183,000	31,831,000
Additional shares assuming conversion of OP Units (diluted)	1,981,000	1,846,000	1,993,000	1,683,000

Shares used in determination of diluted FFO per share	46,215,000	36,334,000	46,176,000	33,514,000

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
     At September 30, 2007, long-term debt consisted of fixed and variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $632.3 million of fixed rate indebtedness outstanding was 5.7%, with maturities at various dates through 2021. The average interest rate on the Company’s $191.6 million of variable-rate debt was 6.7%, with maturities at various dates through 2009. Based on the amount of variable-rate debt outstanding at September 30, 2007, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $1,916,000 per annum.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of September 30, 2007, and have determined that such disclosure controls and procedures are effective.
     During the three months ended September 30, 2007, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II Other Information
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held a special meeting of stockholders on September 12, 2007, at which the following matters were voted upon and approved by stockholders:
1.	The approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of common stock.

2.	The approval of an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of preferred stock and to prohibit use of such preferred stock for anti-takeover purposes.
The results of the vote were as follows:

		Withheld/		Broker
	For	Against	Abstain	Non-Votes
1. Increasing authorized shares of common stock	32,976,877	8,057,167	72,500	0

2. Increasing authorized shares of preferred stock and prohibiting use of such preferred stock for anit-takeover purposes	33,524,817	2,239,274	100,464	5,241,989
Item 6. Exhibits

Exhibit 3.1.a	Articles of Incorporation of the Company, including all amendments and articles supplementary previously filed

Exhibit 3.1.b	Amendment to Articles of Incorporation of the Company filed on September 18, 2007

Exhibit 31	Section 302 Certifications

Exhibit 32	Section 906 Certifications

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CEDAR SHOPPING CENTERS, INC.

By:	/s/ LEO S. ULLMAN Leo S. Ullman	By:	/s/ LAWRENCE E. KREIDER, JR. Lawrence E. Kreider, Jr.
	Chairman of the Board, Chief Executive Officer and President (Principal executive officer)		Chief Financial Officer (Principal financial officer)
November 7, 2007