Form 10-K
period 2007-12-31
CEDAR SHOPPING CENTERS INC
filed 2008-03-14
CIK 761648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Based on the closing sales price on June 30, 2007 of $14.35 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $622,379,000.
The number of shares outstanding of the registrant’s Common Stock $.06 par value was 44,462,985 on February 29, 2008.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2008 annual meeting of shareholders are incorporated herein by reference.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s beliefs, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, expectations or intentions, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such differences include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants; the continuing availability of suitable acquisitions, and development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital (including the availability of construction financing) in the public and private markets; the availability of suitable joint venture partners; changes in interest rates; returns from development, redevelopment and acquisition activities may not be at expected levels or at expected times; risks inherent in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, changes in governmental regulations related thereto, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to repay or refinance debt obligations when due. The Company does not intend, and disclaims any duty or obligation, to update or revise any forward-looking statements set forth in this report to reflect any change in expectations, change in information, new information, future events or other circumstances on which such information may have been based. See Item 1A. “Risk Factors” elsewhere herein.

Part I.
Items 1 and 2. Business and Properties
General
     Cedar Shopping Centers, Inc. (the “Company”), organized in 1984, is a fully-integrated, self-administered and self-managed real estate company, which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers. The Company’s existing properties are located in nine states, largely in the Northeast and Mid-Atlantic regions. At December 31, 2007, the Company had a portfolio of 118 properties totaling approximately 12.0 million square feet of gross leasable area (“GLA”), including 105 wholly-owned properties comprising approximately 10.7 million square feet and 13 properties owned through joint ventures comprising approximately 1.3 million square feet. At December 31, 2007, the portfolio of wholly-owned properties was comprised of (i) 95 “stabilized” properties (those properties at least 80% leased and not designated as “development/redevelopment” properties at December 31, 2007), with an aggregate of 9.2 million square feet of GLA, which were approximately 95% leased, (ii) five development/redevelopment properties with an aggregate of 1.1 million square feet of GLA, which were approximately 66% leased, (iii) four non-stabilized properties with an aggregate of 280,000 square feet of GLA, which are presently being re-tenanted and which were approximately 70% leased, and (iv) one property held for sale with an aggregate of 78,000 square feet of GLA, which was 100% leased. The 13 properties owned in joint venture were all “stabilized” properties and were 98% leased. The entire 118 property portfolio was approximately 93% leased at December 31, 2007; the 109 property “stabilized” portfolio (including wholly-owned and in joint venture) was approximately 96% leased at that date. The Company also owns approximately 213 acres in primarily unimproved development parcels. In addition, the Company has a 49% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, PA.
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
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2007, the Company owned approximately 95.6% of the Operating Partnership and is its sole general partner. Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
               The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make payments required by the terms of their leases. The Company focuses its investment activities on supermarket-anchored community shopping centers and drug store-anchored convenience centers. The

Company believes, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, that the nature of its investments provides relatively stable revenue flows even during challenging economic times.
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
     The Company’s executive offices at 44 South Bayles Avenue, Port Washington, New York, are located in 8,600 square feet which it leases from a partnership owned 24% by the Company’s Chairman; the terms of the leases expire over periods ending in March 2012. The Company believes that the terms of the leases are at fair market value.

The Company’s Properties
     The following tables summarize information relating to the Company’s properties as of December 31, 2007:

	Number of			Buildings and		Accumulated	Net book
State	properties	GLA	Land	improvements	Total cost	depreciation	value

Pennsylvania	46	5,962,000	$125,121,000	$619,589,000	$744,710,000	$58,648,000	$686,062,000

Massachusetts	9	1,450,000	42,463,000	186,913,000	229,376,000	11,430,000	217,946,000

Virginia	13	734,000	27,019,000	93,947,000	120,966,000	8,129,000	112,837,000

Connecticut	6	893,000	18,532,000	99,136,000	117,668,000	7,978,000	109,690,000

Ohio	26	916,000	20,806,000	87,933,000	108,739,000	7,182,000	101,557,000

New Jersey	4	976,000	13,896,000	70,917,000	84,813,000	4,787,000	80,026,000

Maryland	6	605,000	12,636,000	56,283,000	68,919,000	3,700,000	65,219,000

New York	6	278,000	15,261,000	44,277,000	59,538,000	985,000	58,553,000

Michigan	1	117,000	360,000	2,152,000	2,512,000	234,000	2,278,000

Total property portfolio	117	11,931,000	276,094,000	1,261,147,000	1,537,241,000	103,073,000	1,434,168,000

Land held for development	n/a	n/a	37,062,000	11,258,000	48,320,000	62,000	48,258,000

Total operating portfolio	117	11,931,000	$313,156,000	$1,272,405,000	$1,585,561,000	$103,135,000	$1,482,426,000

Property held for sale	1	78,000	$2,443,000	$9,775,000	$12,218,000	$486,000	$11,732,000

Total portfolio	118	12,009,000

	Number				Annualized	Percentage
	of		Percentage	Annualized	base rent	annualized
Tenant	stores	GLA	of GLA	base rent	per sq ft	base rents

Top ten tenants (a):
Giant Foods (c)	19	1,134,000	9.4%	$16,641,000	$14.67	13.9%
Discount Drug Mart	17	430,000	3.6%	4,009,000	9.32	3.4%
Farm Fresh (c)	6	364,000	3.0%	3,768,000	10.35	3.2%
Stop & Shop (c)	4	271,000	2.3%	2,644,000	9.76	2.2%
Shaw’s (c)	4	241,000	2.0%	2,631,000	10.92	2.2%
CVS	13	137,000	1.1%	2,490,000	18.18	2.1%
LA Fitness	4	168,000	1.4%	2,422,000	14.42	2.0%
Staples	7	151,000	1.3%	2,091,000	13.85	1.8%
Food Lion (c)	7	243,000	2.0%	1,921,000	7.91	1.6%
Rite Aid/Eckerd	13	141,000	1.2%	1,696,000	12.03	1.4%

Sub-total top ten tenants	94	3,280,000	27.3%	40,313,000	12.29	33.8%

Remaining tenants	1,132	7,830,000	65.2%	79,004,000	10.09	66.2%

Sub-total all tenants	1,226	11,110,000	92.5%	119,317,000	10.74	100.0%

Vacant space (b)	n/a	899,000	7.5%	n/a	n/a	n/a

Total (including vacant space)	1,226	12,009,000	100.0%	$119,317,000	$9.94	n/a

(a)	Based on annualized base rent; data includes leases at the property held for sale.

(b)	Includes vacant space at properties undergoing development and/or redevelopment activities.

(c)	Several of the tenants listed above share common ownership with other tenants including, without limitation, (i) Giant Foods and Stop & Shop,
(ii)	Farm Fresh, Shop ‘n Save (GLA of 53,000), Shaw’s and Acme (GLA of 172,000), and (iii) Food Lion and Hannaford (GLA of 43,000).

						Percentage
	Number		Percentage	Annualized	Annualized	of annualized
Year of lease	of leases	GLA	of GLA	expiring	expiring base	expiring
expiration (a)	expiring	expiring	expiring	base rents	rents per sq ft	base rents

Month-To-Month	71	179,000	1.6%	$1,953,000	$10.91	1.6%
2008	169	627,000	5.6%	7,063,000	11.26	5.9%
2009	195	1,168,000	10.5%	10,565,000	9.05	8.9%
2010	165	1,273,000	11.5%	12,314,000	9.67	10.3%
2011	136	912,000	8.2%	9,685,000	10.62	8.1%
2012	151	793,000	7.1%	8,777,000	11.07	7.4%
2013	68	522,000	4.7%	5,555,000	10.64	4.7%
2014	41	654,000	5.9%	6,083,000	9.30	5.1%
2015	44	512,000	4.6%	5,273,000	10.30	4.4%
2016	39	557,000	5.0%	5,640,000	10.13	4.7%
2017	32	483,000	4.3%	6,111,000	12.65	5.1%
Thereafter	115	3,430,000	30.9%	40,298,000	11.75	33.8%

	1,226	11,110,000	100.0%	119,317,000	10.74	100.0%

Vacant space (b)	n/a	899,000	n/a	n/a	n/a	n/a

Total portfolio	1,226	12,009,000	n/a	$119,317,000	$9.94	n/a

(a)	Data includes leases at the property held for sale.

(b)	Includes vacant space at properties presently undergoing development and/or redevelopment activities.

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
     Giant Food Stores, LLC (“Giant Foods”), which is owned by Ahold N.V., a Netherlands corporation, leased approximately 9.4% of the Company’s GLA at December 31, 2007 and accounted for approximately 13% of the Company’s total revenues during 2007 (Giant Foods, in combination with Stop & Shop, Inc. which is also owned by Ahold N.V., accounted for approximately 15% of the Company’s total revenues during 2007). No other tenant leased more than 10% of GLA at December 31, 2007, or contributed more than 10% of total revenues during 2007. No individual property had a net book value equal to more than 10% of total assets at December 31, 2007.
     Depreciation on all the Company’s properties is calculated using the straight-line method over the estimated useful lives of the respective real properties and improvements, which range from three to forty years.
Acquisitions in 2007
     During 2007, the Company acquired 20 shopping and convenience centers containing approximately 1.9 million sq. ft. of GLA for an aggregate purchase price of approximately $294.9 million. The Company also acquired four tracts of land for development. The parcels, located in Pennsylvania (three) and Connecticut (one), aggregated approximately 18 acres, and cost an aggregate of approximately $3.3 million. Information relating to the acquired properties is summarized as follows:

	Number of		Acquisition
Property	properties	GLA	cost (i)

WP Realty properties	6	866,000	$125,754,000
Caldwell properties (ii)	5	354,000	92,926,000
Carll’s Corner/Timpany Plaza	2	314,000	37,953,000
Price Chopper	1	102,000	21,941,000

	14	1,636,000	278,574,000
Other operating properties (iii)	6	309,000	40,066,000

Total operating properties	20	1,945,000	318,640,000

Land held for development	4	17.87 acres	3,275,000

Total properties acquired			$321,915,000

(i)	Amounts include purchase accounting allocations totaling approximately $23.7 million.

(ii)	These properties were subsequently contributed to a joint venture (see below).

(iii)	These six properties, acquired individually and not as part of a portfolio, had acquisition costs of less than $20.0 million each.

Joint Venture Arrangements
     Effective April 5, 2007, the Company entered into a joint venture agreement for the construction and development of an estimated 700,000 sq. ft. shopping center in Pottsgrove, Pennsylvania, approximately 40 miles northwest of Philadelphia. Total project costs, including purchase of the land parcels, are estimated at $105 million. The Company is committed to paying a development fee of $2.0 million and providing up to $17.5 million of equity capital for a 60% interest in the joint venture, with a preferred rate of return of 9.25% per annum on such amounts. The Company consolidates this joint venture as it is a variable interest entity and the Company is the primary income or loss beneficiary.
     On December 6, 2007, the Company completed the formation of a joint venture with a wholly-owned U.S. subsidiary of Homburg Invest Inc., a publicly-traded Canadian corporation listed on the Toronto and Euronext Amsterdam Stock Exchanges (“Homburg”), pursuant to an April 2, 2007 agreement, with respect to four shopping centers owned and managed by the Company at the time the agreement was entered into and five shopping centers acquired by the Company on April 4, 2007 (the “Caldwell” properties); the aggregate valuation for the nine properties was approximately $170 million. Richard Homburg, a director of the Company, is Chairman and CEO of Homburg. In connection with the joint venture transaction, the independent members of the Company’s Board of Directors obtained appraisals in support of the transfer values of the then-owned properties. The Company holds a 20% interest in, and is the sole general partner of, the joint venture and Homburg, through such subsidiary, acquired the remaining 80% interest. In connection with the transaction, the Company received $53.2 million, including closing costs and preliminary adjustments, which was used to reduce the outstanding balance on its secured revolving credit facility. Homburg is entitled to certain fees with respect to funding its interest in the joint venture, up to a maximum of $958,000, payable by the Company ($479,000 of such fees have been paid through December 31, 2007). The Company is entitled to a “promote” structure, applicable separately to each property, which, if certain targets are met, will permit the Company between 40% and 50% of the returns in excess of a leveraged 9.25% threshold. Additionally, the Company will receive fees for ongoing property management, leasing, construction management, acquisitions, dispositions, financings and refinancings. The joint venture transaction does not qualify as a sale for financial reporting purposes; accordingly, the Company continues to consolidate the properties.
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
Environmental Matters
     Under various federal, state, and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at property owned, leased, managed or otherwise operated by such person, and may be held liable to a governmental entity or to third parties for property damage, and for investigation and clean up costs in connection with such contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such conditions, may adversely affect the owner’s, lessor’s or operator’s ability to sell or rent such property or to arrange financing using such property as collateral. In connection with the ownership, operation and management of real estate, the Company may potentially become liable for removal or remediation costs, as well as certain other related costs and liabilities, including governmental fines and injuries to persons and/or property.
     The Company believes that environmental studies conducted at the time of acquisition with respect to all of its properties have not revealed environmental liabilities that would have a material adverse affect on its business, results of operations or liquidity. However, no assurances can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities, that any prior owner of or tenant at a property did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist at any one or more of its properties. If a material environmental condition does in fact exist, it could have an adverse impact upon the Company’s financial condition, results of operations and liquidity.
Employees
     As of December 31, 2007, the Company had 91 employees (84 full-time and 7 part-time). The Company believes that its relations with its employees are good.
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
     Our performance and value are subject to risks associated with real estate assets and with the real estate industry, including, among other things, risks related to adverse changes in national, regional and local economic and market conditions. Our continued ability to make expected distributions to our shareholders depends on our ability to generate sufficient revenues to meet operating expenses, future debt service and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events and conditions include, but may not be limited to, the following:
1.	local oversupply, increased competition or declining demand for real estate;

2.	non-payment or deferred payment of rent or other charges by tenants, either as a result of tenant-specific financial ills, or general economic events or circumstances adversely affecting consumer disposable income or credit;

3.	vacancies or an inability to rent space on favorable terms;

4.	inability to finance property development, tenant improvements and acquisitions on favorable terms;

5.	increased operating costs, including real estate taxes, insurance premiums, utilities, repairs and maintenance;

6.	volatility and/or increases in interest rates, or the non-availability of funds in the credit markets in general;

7.	increased costs of complying with current, new or expanded governmental regulations;

8.	the relative illiquidity of real estate investments;

9.	changing market demographics;

10.	changing traffic patterns;

11.	as mortgage loans mature, an inability to arrange replacement financing in acceptable amounts or on acceptable terms;

     In addition, periods of economic slowdown or recession, increased interest rates or decreased demand for real estate, or the public perception that any of these events may occur, could result in a decline in rents or an increased incidence of defaults under existing leases, which in turn could adversely affect our business, results of operations, liquidity, per-share trading price of our common stock, and the ability to satisfy our debt service or repayment obligations and to make distributions to our shareholders.
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
Our substantial indebtedness and constraints on credit may impede our operating performance, as well as our development, redevelopment and acquisition activities, and put us at a competitive disadvantage.
     We intend to incur additional debt in connection with the development and redevelopment of properties owned by us and in connection with future acquisitions of real estate. We also may borrow funds to make distributions to shareholders. Our debt may harm our business and operating results by (i) requiring us to use a substantial portion of our available liquidity to pay required debt service and/or repayments or establish additional reserves, which would reduce the amount available for distributions, (ii) placing us at a competitive disadvantage compared to competitors that have less debt or debt at more favorable terms, (iii) making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions, and (iv) limiting our ability to borrow more money for operations, capital expenditures, or to finance development, redevelopment and acquisition activities in the future. Increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements, could adversely affect our liquidity.
     In addition to these risks and those normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, we may also not be able to obtain financing to fund our development and redevelopment of properties owned by us and to fund acquisitions. If we are unable to obtain such financing, we may be forced to delay or cancel such development, redevelopment and acquisition activities, which might require us to record a loss, might impair our future growth, and in turn harm our stock price.

     We are also subject to the risk that we will not be able to refinance existing indebtedness on our properties (which, in most cases, will not have been fully amortized at maturity), or that the terms of any refinancing we could obtain would not be favorable. If we are not successful in refinancing existing indebtedness, or are otherwise unable to repay our outstanding indebtedness when it becomes due, we may be forced to dispose of properties on disadvantageous terms, which might adversely affect our operating performance, our ability to service other debt, or meet our other obligations, which could in turn harm our stock price.
We may not be successful in identifying suitable acquisitions that meet our criteria, which may impede our growth; if we do identify suitable acquisition targets, we may not be able to consummate such transactions on terms favorable to us.
     Integral to our business strategy has been our ability to expand through acquisitions, which has required us to identify suitable acquisition candidates or investment opportunities that meet our criteria and are compatible with our growth and operating strategy. We analyze potential acquisitions on a property-by-property and market-by-market basis. We may not be successful in identifying suitable real estate properties or other assets that meet our acquisition criteria, or in consummating acquisitions or investments on satisfactory terms. Failure to identify or consummate acquisitions could reduce the number of acquisitions we complete and slow our growth, which could in turn harm our stock price.
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
     We may also need to limit or restrict the allocation of resources to acquisitions and/or development properties when availability of equity to fund the Company’s future operations might be or become scarce or unavailable.
As substantially all of our revenues are derived from rental income, failure of tenants to pay rent or delays in arranging leases and occupancy at our properties, particularly with respect to anchor tenants, could seriously harm our operating results and financial condition.
     Substantially all of our revenues are derived from rental income from our properties. Our tenants may experience a downturn in their respective businesses and/or in the economy generally at any time that may weaken their financial condition. As a result, any such tenants may delay lease commencement, fail to make rental payments when due, decline to extend a lease upon its expiration, become insolvent, or declare bankruptcy. Any leasing delays, failure to make rental or other payments when due, or tenant bankruptcies, could result in the termination of tenants’ leases, which would have a negative impact on our operating results. In addition, adverse market and economic conditions and competition may impede our ability to renew leases or re-let space as leases expire, which could harm our business and operating results.
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
Adverse market conditions and competition may impede our ability to renew leases or re-let spaces as leases expire, which could harm our business and operating results.
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
     We presently own 13 of our properties through joint ventures and in the future we may co-invest with third parties through joint ventures and/or contribute some of our properties to joint ventures. In addition, we have a 49% interest in an unconsolidated joint venture which owns a single-tenant office property. We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Any disputes that may arise between us and joint venture partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners. Further, the terms of certain of our joint venture partnership agreements provide for minimum priority cumulative returns to the joint venture partners. To the extent that these specified minimum returns are not achieved, our equity interest in these partnerships may be negatively affected. We or our joint venture partner(s) may not be in a position to respond to capital calls, and such calls could thus adversely affect our ownership or profits interest through dilution or super priorities. Also, the triggering of buy/sell provisions in the respective joint venture agreements could adversely affect our ownership interests.
The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results.
     The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results. The mortgages on our properties contain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to sell or otherwise transfer any ownership interest, to further mortgage the applicable property, to enter into leases, or to discontinue insurance coverage. Our ability to borrow under our secured revolving credit facility is subject to compliance with these financial and other covenants, including restrictions on property eligible for collateral, the payment of dividends, and overall restrictions on the amount of indebtedness we can incur. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, could take possession of the property or properties securing the loan.
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
     Our properties are located in nine states, largely in the Northeast and Mid-Atlantic regions, which exposes us to greater economic risks than if we owned properties in more geographic regions. Any adverse economic or real estate developments resulting from regulatory environment, business climate, fiscal problems or weather in such regions could have an adverse impact on our prospects. In addition, the economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm our performance in the affected markets. High barriers to entry in the Northeast due to mature economies, road patterns, density of population, restrictions on development, and high land costs, coupled with large numbers of often overlapping government jurisdictions, may make it difficult for the Company to continue to grow in these areas.

Development and redevelopment activities may be delayed or otherwise may not achieve expected results.
     Development/redevelopment activities may be cancelled/terminated/abandoned/delayed or otherwise may not achieve expected results due, among other things, to our inability to achieve favorable leasing results. We are in the process of developing/redeveloping several of our properties and expect to continue such activities in the future. In this connection, we will bear certain risks, including the risks of failure/lack of, or withdrawal of, expected entitlements, construction delays or cost overruns (including increases in materials and/or labor costs) that may increase project costs and make such project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or achieve targeted rates of return on investment, and the risk of incurring acquisition and/or predevelopment costs in connection with projects that are not pursued to completion. Development/redevelopment activities are also generally subject to governmental permits and approvals, which may be delayed, may not be obtained, or may be conditioned on terms unfavorable to us. In addition, consents may be required from various tenants, lenders, and/or joint venture partners. In case of an unsuccessful project, our loss could exceed our investment in the project.
Our success depends on key personnel whose continued service is not guaranteed.
     Our success depends on the efforts of key personnel, whose continued service is not guaranteed. Key personnel could be lost because we could not offer, among other things, competitive compensation programs. The loss of services of key personnel could materially and adversely affect our operations because of diminished relationships with lenders, sources of equity capital, construction companies, and existing and prospective tenants, and the ability to conduct our business and operations without material disruption.
Potential losses may not be covered by insurance.
     Potential losses may not be covered by insurance. We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance under a blanket policy covering all of our properties. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as from war, nuclear accidents, and nuclear, biological and chemical occurrences from terrorist’s acts. Some of the insurance, such as that covering losses due to floods and earthquakes, is subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. Additionally, certain tenants have termination rights in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. If we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.
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
     We intend to make distributions to shareholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds to meet the 90% distribution requirement of the Code. Certain assets generate substantial differences between taxable income and income recognized in accordance with accounting principles generally accepted in the United States (“GAAP”). Such assets include, without limitation, operating real estate that was acquired through structures that may limit or completely eliminate the depreciation deduction that would otherwise be available for income tax purposes. As a result, the Code requirement to distribute a substantial portion of our otherwise net taxable income in order to maintain REIT status could cause us to (i) distribute amounts that could otherwise be used for future acquisitions, capital expenditures or repayment of debt, (ii) borrow on unfavorable terms, or (iii) sell assets on unfavorable terms. If we fail to obtain debt or equity capital in the future, it could limit our operations and our ability to grow, which could have a material adverse effect on the value of our common stock.
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

     Environmental studies conducted at the time of acquisition with respect to all of our properties did not reveal any material environmental liabilities, and we are unaware of any subsequent environmental matters that would have created a material liability. We believe that our properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. If one or more of our properties were not in compliance with such federal, state and local laws, we could be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with such requirements, our business and operations could be adversely affected. If we fail to comply with such requirements, we might incur governmental fines or private damage awards. We cannot presently determine whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our business and operations.
Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress our stock price.
     Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress the price of our common stock. The charter, subject to certain exceptions, authorizes directors to take such actions as are necessary and desirable relating to qualification as a REIT, and to limit any person to beneficial ownership of no more than 9.9% of the outstanding shares of our common stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit, but may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to continue to qualify as, or to be, a REIT. This ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of shareholders. At the request of Inland American Real Estate Trust, Inc. (“Inland”), our Board of Directors has waived the ownership limit to permit such company to acquire up to 14% of our stock; provided, however, that Inland has agreed to various voting restrictions and standstill provisions.
     We may authorize and issue stock and OP Units without shareholder approval. Our charter authorizes the Board of Directors to issue additional shares of common or preferred stock, to issue additional OP Units, to classify or reclassify any unissued shares of common or preferred stock, and to set the preferences, rights and other terms of such classified or unclassified shares. In connection with obtaining shareholder approval to increase the number of authorized shares of preferred stock, we have agreed not to use our preferred stock for anti-takeover purposes or in connection with a shareholder rights plan unless we obtain shareholder approval. Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:
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
Item 4. Submission of Matters to a Vote of Security Holders: None
Directors and Executive Officers of the Company
     Information regarding the Company’s directors and executive officers is set forth below:

Name	Age	Position

Leo S. Ullman	68	Chairman of the Board of Directors, Chief Executive Officer and President
Brenda J. Walker	55	Director and Vice President
James J. Burns	68	Director
Richard Homburg	58	Director
Paul G. Kirk, Jr.	70	Director
Everett B. Miller, III	62	Director
Roger M. Widmann	68	Director
Lawrence E. Kreider, Jr.	60	Chief Financial Officer
Nancy H. Mozzachio	43	Vice President — Leasing
Thomas B. Richey	52	Vice President — Development and Construction Services
Stuart H. Widowski	47	Secretary and General Counsel
     Leo S. Ullman, chief executive officer, president and chairman of the Board of Directors, has been involved in real estate property and asset management for more than thirty years. He was chairman and president since 1978 of the real estate management companies which were merged into the Company in 2003, and their respective predecessors and affiliates. Mr. Ullman was first elected as the Company’s chairman in April 1998 and served until November 1999. He was re-elected in December 2000. Mr. Ullman also has been chief executive officer and president from April 1998 to date. He has been a member of the New York Bar since 1966 and was in private legal practice until 1998. From 1984 until 1993, he was a partner in the New York law firm of Reid & Priest (now Thelen Reid Brown Raysman & Steiner LLP), and served as initial director of its real estate group. Mr. Ullman received an A.B. from Harvard University, an M.B.A. from the Columbia University Graduate School of Business and a J.D. from the Columbia University School of Law where he was a Harlan Fiske Stone Scholar. He also served in the U.S. Marine Corps and Reserves from 1959 to 1965. He has lectured and written several books, monographs and articles on investment in US real estate, and is a former adjunct professor of business at the NYU Graduate School of Business. He also serves on the boards of several charities, is a member of the Development Committee of the U.S. Holocaust Memorial Museum, and has received several awards for community service. From 2005 to date, Mr. Ullman, a past regional winner, has served as a National Judge for the Ernst & Young LLP Entrepreneur of the Year Award Program.

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
     James J. Burns, a director since 2001 and a member of the Audit (Chair), Compensation and Nominating/Corporate Governance committees, was chief financial officer and senior vice president of Reis, Inc. (formerly Wellsford Real Properties, Inc.) from December 2000 until March 2006 when he became vice chairman. He joined Reis in October 1999 as chief accounting officer upon his retirement from Ernst & Young LLP in September 1999. At Ernst & Young LLP, Mr. Burns was a senior audit partner in the E&Y Kenneth Leventhal Real Estate Group for 22 years. Since 2000, Mr. Burns has also served as a director of One Liberty Properties, Inc., a REIT listed on the New York Stock Exchange. Mr. Burns is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Burns received a B.A. and M.B.A. from Baruch College of the City University of New York.

     Richard Homburg, a director since 1999, and chairman from November 1999 to August 2000, was born and educated in the Netherlands. Mr. Homburg was the president and CEO of Uni-Invest N.V., a publicly-listed Netherlands real estate fund, from 1991 until 2000. In 2002, an investment group purchased 100% of the shares of Uni-Invest N.V., taking it private, at which time it was one of the largest real estate funds in the Netherlands with assets of approximately $2.5 billion. Mr. Homburg is chairman and CEO of Homburg Invest Inc. and president of Homburg Invest USA Inc. (a wholly-owned subsidiary of Homburg Invest Inc.). In addition to his varied business interests, Mr. Homburg has served on many boards. Previous positions held by Mr. Homburg include president and director of the Investment Property Owners of Nova Scotia, Evangeline Trust and World Trade Center in Eindhoven, the Netherlands, as well as director or advisory board member of other large charitable organizations. Mr. Homburg holds an honorary Doctorate in Commerce from St. Mary’s University in Canada and an honorary Doctorate in Law from the University of Prince Edward Island.
     Paul G. Kirk, Jr., a director since 2005, a member of the Nominating/Corporate Governance (Chair) and Compensation committees, and the Lead Director (as amongst the independent Directors), is a retired partner of the law firm of Sullivan & Worcester, LLP of Boston, Massachusetts. He was a member of the firm from 1977 through 1990. He also serves as Chairman and CEO of Kirk & Associates, Inc., a business advisory and consulting firm. Mr. Kirk also currently serves on the Board of Directors of the Hartford Financial Services Group, Inc., and Rayonier, Incorporated (a real estate investment trust listed on the New York Stock Exchange). He has previously served on the Boards of Directors of ITT Corporation (1989-1997) and of Bradley Real Estate, Inc. (1991-2000), a real estate investment trust that was subsequently acquired by Heritage Property Investment Trust, Inc. Mr. Kirk also serves as Chairman of the Board of Directors of the John F. Kennedy Library Foundation and was a founder and continues to serve as co-chairman of the Commission on Presidential Debates. From 1985 to 1989, Mr. Kirk served as Chairman of the Democratic Party of the U.S., and from 1983-1985 as its Treasurer. A graduate of Harvard College and Harvard Law School, Mr. Kirk is past-Chairman of the Harvard Board of Overseers’ Nominating Committee and currently serves as Chairman of the Harvard Board of Overseers’ Committee to Visit the Department of Athletics. He has received many awards for civic leadership and public service, including honorary doctors of law degrees from Stonehill College, and the Southern New England School of Law.
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
     Roger M. Widmann, a director since October 2003 and a member of the Compensation (Chair), Audit and Nominating/Corporate Governance committees, is an investment banker. He was a principal of the investment banking firm of Tanner & Co., Inc. from 1997 to 2004. From 1986 to 1995, Mr. Widmann was a senior managing director of Chemical Securities Inc., a subsidiary of Chemical Banking Corporation (now JPMorgan Chase Corporation). Prior to joining Chemical Securities Inc., Mr. Widmann was a founder and managing director of First Reserve Corporation, the largest independent energy investing firm in the U.S. Previously, he was senior vice president with the investment banking firm of Donaldson, Lufkin & Jenrette, responsible for the firm’s domestic and international investment banking business. He had also been a vice president with New Court Securities Corporation (now Rothschild, Inc.). He was a director of Lydall, Inc. (NYSE), Manchester, CT, a manufacturer of thermal, acoustical and filtration materials, from 1974 to 2004, and its chairman from 1998 to 2004. He is a director of Standard Motor Products, Long Island City, NY, a manufacturer of automobile replacement parts, and GigaBeam Corporation, Durham, NC, a manufacturer of “last mile” wireless transmission systems. He is also a senior moderator of the Executive Seminar at The Aspen Institute, and is a board member of the March of Dimes of Greater New York and of Oxfam America. Mr. Widmann received an A.B. from Brown University and a J.D. from Columbia University.
     Lawrence E. Kreider, Jr. joined the Company in June 2007 as Chief Financial Officer and has direct responsibility for all financial and information technology activities of the Company.  Prior to joining the Company, Mr. Kreider was Senior Vice President, Chief Financial Officer, Chief Information Officer and Chief Accounting Officer for Affordable Residential Communities, now named Hilltop Holdings Inc., for substantial periods of time from 2001 to 2007. From 1999 to 2001, Mr. Kreider was Senior Vice President of Finance for Warnaco Group Inc. and, in 2000 and 2001, President of Warnaco Europe. From 1986 to 1999, Mr. Kreider served in several senior finance positions, including Senior Vice President, Controller and Chief Accounting Officer, with Revlon, Inc. and MacAndrews & Forbes Holdings. Prior to 1986, he served in senior finance positions with Zale Corporation, Johnson Matthew Jewelry Corporation and Refinement International Company. Mr. Kreider began his career with Coopers & Lybrand, now PricewaterhouseCoopers. Mr. Kreider holds a B.A. from Yale University and an M.B.A. from the Stanford Graduate School of Business.
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
     Thomas B. Richey joined the Company in 1998 as Vice President of Development and Construction Services. Mr. Richey has been involved in the commercial real estate business for more than 25 years. He served as a City Planner & Economic Development Director for the City of Williamsport, PA, from 1980 through 1983. From 1983 to 1986, he was a Project Manager for Lundy Construction Company, a large commercial and industrial general contracting company, and Director of Acquisitions & Construction for Shawnee Management, Inc. From 1988 to 1996, Mr. Richey was a principal in two real estate companies specializing in the acquisition, development, redevelopment, and operations of hotels and commercial office buildings. From 1996 to 1998, he worked for Grove Associates, Inc., a Harrisburg, PA, area survey and engineering company, where he specialized in the land development plan approval process. Mr. Richey has served as an Economic Development consultant to the National Main Street Center, part of the National Trust for Historic Preservation, a past Board Member for the YMCA, and serves as a member of the Board of Trustees of the Harrisburg Area Community College. He is also a member of the International Council of Shopping Centers (ICSC) and the Urban Land Institute. Mr. Richey received a B.A from Lycoming College.
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
     A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. The Company paid dividends totaling $0.90 per share during 2007. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.
Market Information
     The Company had 44,238,000 shares of common stock outstanding held by approximately 400 shareholders of record at December 31, 2007. The Company believes it has more than 11,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (i) the high, low, and closing prices of the Company’s common stock, and (ii) dividends paid:

	Market price range			Dividends
Quarter ended	High	Low	Close	paid

2007
March 31	$16.99	$15.47	$16.20	$0.225
June 30	16.75	13.84	14.35	0.225
September 30	14.70	11.91	13.62	0.225
December 31	14.38	10.04	10.23	0.225

2006
March 31	$16.31	$13.96	$15.84	$0.225
June 30	15.80	14.01	14.72	0.225
September 30	16.25	14.22	16.17	0.225
December 31	18.42	15.75	15.91	0.225
Stockholder Return Performance Presentation
     The following line graph sets forth for the period January 1, 2003 through December 31, 2007 a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to then cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts Equity REIT Total Return Index.
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

Cedar Shopping Centers, Inc.

	As Of	Year Ending
Index	01/01/03	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Cedar Shopping Centers, Inc.	100.00	103.50	127.19	133.35	160.03	109.70
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
NAREIT All Equity REIT Index	100.00	137.13	180.44	202.38	273.34	230.45

Item 6. Selected Financial Data

	Years ended December 31,
	2007	2006	2005	2004	2003

Operations data (a):
Total revenues	$152,922,000	$125,020,000	$78,553,000	$51,078,000	$26,667,000

Expenses:
Property operating expenses	40,634,000	34,817,000	22,155,000	15,623,000	10,051,000
General and administrative	9,041,000	6,086,000	5,132,000	3,575,000	3,161,000
Depreciation and amortization	42,050,000	34,572,000	20,520,000	11,376,000	4,139,000

Total expenses	91,725,000	75,475,000	47,807,000	30,574,000	17,351,000

Operating income	61,197,000	49,545,000	30,746,000	20,504,000	9,316,000

Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(39,529,000)	(34,225,000)	(16,249,000)	(11,264,000)	(10,469,000)
Interest income	788,000	641,000	91,000	66,000	12,000
Equity in income of unconsolidated joint ventures	634,000	70,000	—	—	—
Gain on sale of interest in unconsolidated joint venture	—	141,000	—	—	—
Costs incurred in acquiring external advisor and related transactions	—	—	—	—	(20,788,000)

Total non-operating income and expense	(38,107,000)	(33,373,000)	(16,158,000)	(11,198,000)	(31,245,000)

Income (loss) before minority and limited partners’ interests and discontinued operations	23,090,000	16,172,000	14,588,000	9,306,000	(21,929,000)
Minority interests in consolidated joint ventures	(1,415,000)	(1,202,000)	(1,270,000)	(1,229,000)	(983,000)
Limited partners’ interest in Operating Partnership	(593,000)	(355,000)	(289,000)	(157,000)	1,815,000

Income (loss) from continuing operations	21,082,000	14,615,000	13,029,000	7,920,000	(21,097,000)

Discontinued operations, net of limited partners’ interest	887,000	720,000	184,000	—	—

Net income (loss)	21,969,000	15,335,000	13,213,000	7,920,000	(21,097,000)

Preferred distribution requirements	(7,877,000)	(7,877,000)	(7,186,000)	(2,218,000)	(254,000)

Net income (loss) applicable to common shareholders	$14,092,000	$7,458,000	$6,027,000	$5,702,000	$(21,351,000)

Per common share (basic):
Income (loss) from continuing operations, net of preferred distribution requirements	$0.30	$0.21	$0.24	$0.34	$(7.09)
Discontinued operations, net of limited partners’ interest	0.02	0.02	0.01	—	—

Net income (loss) applicable to common shareholders	$0.32	$0.23	$0.25	$0.34	$(7.09)

Per common share (diluted)
Income (loss) from continuing operations, net of preferred distribution requirements	$0.30	$0.21	$0.24	$0.34	$(7.09)
Discontinued operations, net of limited partners’ interest	0.02	0.02	0.01	—	—

Net income (loss) applicable to common shareholders	$0.32	$0.23	$0.25	$0.34	$(7.09)

Dividends to common shareholders	$39,775,000	$29,333,000	$20,844,000	$13,750,000	$—
Per common share	$0.90	$0.90	$0.90	$0.835	$—

Weighted average number of common shares outstanding:
Basic	44,193,000	32,926,000	23,988,000	16,681,000	3,010,000

Diluted	44,197,000	33,055,000	24,031,000	16,684,000	3,010,000

Item 6. Selected Financial Data (continued)

	December 31,
	2007	2006	2005	2004	2003

Balance sheet data:
Real estate, net	$1,482,426,000	$1,165,944,000	$935,023,000	$505,325,000	$324,531,000
Property and related assets held for sale, net	12,135,000	11,493,000	11,644,000	—	—
Investment in unconsolidated joint venture	3,757,000	3,644,000	—	—	—
Other assets	96,666,000	70,638,000	49,589,000	31,835,000	25,116,000

Total assets	$1,594,984,000	$1,251,719,000	$996,256,000	$537,160,000	$349,647,000

Mortgages and other loans payable	$851,514,000	$568,073,000	$527,791,000	$248,630,000	$162,458,000
Other liabilities	97,225,000	70,595,000	44,405,000	34,239,000	19,571,000
Minority interests in consolidated joint ventures	62,402,000	9,132,000	12,339,000	11,995,000	12,435,000
Limited partners’ interest in Operating Partnership	25,689,000	25,969,000	20,586,000	6,542,000	4,035,000
Shareholders’ equity	558,154,000	577,950,000	391,135,000	235,754,000	151,148,000

Total liabilities and shareholders’ equity	$1,594,984,000	$1,251,719,000	$996,256,000	$537,160,000	$349,647,000

Weighted average number of common shares:
Shares used in determination of basic earnings (loss) per share	44,193,000	32,926,000	23,988,000	16,681,000	3,010,000
Additional shares assuming conversion of OP Units (basic)	1,985,000	1,737,000	1,202,000	450,000	547,000

Shares used in determination of basic FFO per share	46,178,000	34,663,000	25,190,000	17,131,000	3,557,000

Shares used in determination of diluted earnings (loss) per share	44,197,000	33,055,000	24,031,000	16,684,000	3,010,000
Additional shares assuming conversion of OP Units (diluted)	1,990,000	1,747,000	1,206,000	450,000	547,000

Shares used in determination of diluted FFO per share	46,187,000	34,802,000	25,237,000	17,134,000	3,557,000

Other data:
Funds From (Used In) Operations (“FFO”) (b)	$56,190,000	$41,954,000	$25,923,000	$15,625,000	$(20,588,000)
Per common share (assuming conversion of OP Units):
Basic	$1.22	$1.21	$1.03	$0.91	$(5.79)
Diluted	$1.22	$1.21	$1.03	$0.91	$(5.79)

Cash flows provided by (used in) (c):
Operating activities	$51,504,000	$40,286,000	$25,334,000	$17,733,000	$(4,856,000)
Investing activities	$(192,432,000)	$(190,105,000)	$(323,225,000)	$(167,499,000)	$(199,904,000)
Financing activities	$143,350,000	$159,103,000	$298,035,000	$152,069,000	$207,087,000

Square feet of GLA	12,009,000	10,061,000	8,442,000	4,887,000	3,499,000
Percent leased (including development/redevelopment and other non-stabilized properties, and property held for sale)	93%	93%	91%	88%	88%

(a)	In May 2007, the Company decided to dispose of Stadium Plaza, located in East Lansing, Michigan. For all periods presented, the carrying value of the property’s assets (principally the net book value of the real estate) has been classified as “held for sale” on the Company’s consolidated balance sheets, and the property’s results of operations have been classified as “discontinued operations” in the consolidated statements of income.

(b)	Funds From Operations (“FFO”) is a widely-recognized non-GAAP financial measure for REITs that the Company believes, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. The Company presents FFO because the Company considers it an important supplemental measure of its operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Among other things, the Company uses FFO or an adjusted FFO-based measure (i) as one of several criteria to determine performance-based bonuses for members of senior management, (ii) in performance comparisons with other shopping center REITs, and (iii) to measure compliance with certain financial covenants under the terms of the Loan Agreement relating to the Company’s secured revolving credit facility. The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. See Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere herein.

(c)	In connection with preparation of the Company’s 2007 interim consolidated financial statements, the Company determined that cash flows from changes in accounts payable and accrued expenses relating to real estate expenditures and construction escrows should have been included in investing, rather than operating, cash flow activities. Accordingly, the consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004 have been revised. For 2006, cash flows provided by operating activities was changed from $37,927,000 to $40,286,000, and cash flows used in investing activities was changed from ($187,746,000) to ($190,105,000). For 2005, cash flows provided by operating activities was changed from $29,935,000 to $25,334,000, and cash flows used in investing activities was changed from ($327,826,000) to ($323,225,000). For 2004, cash flows provided by operating activities was changed from $18,507,000 to $17,733,000, and cash flows used in investing activities was changed from ($168,273,000) to ($167,499,000).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
          The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
             The Company is a fully-integrated, self-administered and self-managed real estate company which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers; the Company’s existing properties are located in nine states, largely in the Northeast and Mid-Atlantic regions. At December 31, 2007, the Company had a portfolio of 118 properties totaling approximately 12.0 million square feet of gross leasable area (“GLA”), including 105 wholly-owned properties comprising approximately 10.7 million square feet and 13 properties owned through joint ventures comprising approximately 1.3 million square feet. At December 31, 2007, the portfolio of wholly-owned properties was comprised of (i) 95 “stabilized” properties (those properties at least 80% leased and not designated as “development/redevelopment” properties at December 31, 2007), with an aggregate of 9.2 million square feet of GLA, which were approximately 95% leased, (ii) five development/redevelopment properties with an aggregate of 1.1 million square feet of GLA, which were approximately 66% leased, (iii) four non-stabilized properties with an aggregate of 280,000 square feet of GLA, which are presently being re-tenanted and which were approximately 70% leased, and (iv) one property held for sale with an aggregate of 78,000 square feet of GLA, which was 100% leased. The 13 properties owned in joint venture were all “stabilized” properties and were 98% leased. The entire 118 property portfolio was approximately 93% leased at December 31, 2007; the 109 property “stabilized” portfolio (including wholly-owned and in joint venture) was approximately 96% leased at that date. The Company also owns approximately 213 acres in primarily unimproved development parcels. In addition, the Company has a 49% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, PA.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the

Operating Partnership. At December 31, 2007, the Company owned 95.6% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
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
     The Company continues to seek opportunities to acquire properties suited for development and/or redevelopment, as well as stabilized properties, where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in regions beyond its present markets in the event such opportunities were consistent with its focus, could be effectively controlled and managed, have the potential for favorable investment returns, and would contribute to increased shareholder value.
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
     The Company’s capitalization policy on its development and redevelopment properties is guided by SFAS No. 34, “Capitalization of Interest Cost” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under construction. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The effect of a longer capitalization period would be to increase capitalized costs and would result in higher net income, whereas the effect of a shorter capitalization period would be to reduce capitalized costs and would result in lower net income.
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
     Management is required to make subjective assessments in connection with its valuation of real estate acquisitions. These assessments have a direct impact on net income, because (i) above-market and below-market lease intangibles are amortized to rental income, and (ii) the value of other intangibles is amortized to expense. Accordingly, higher allocations to below-market lease liability and other intangibles would result in higher rental income and amortization expense, whereas lower allocations to below-market lease liability and other intangibles would result in lower rental income and amortization expense.
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
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (i) upon the third anniversary of the date of grant for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. These value estimates have a direct impact on net income, because higher valuations would result in lower net income, whereas lower valuations would result in higher net income. The value of such grants is being amortized on a straight-line basis over the respective vesting periods, as adjusted for fluctuations in the market value of the Company’s common stock, in accordance with the provisions of EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”.
Results of Operations
     Acquisitions. Differences in results of operations between 2007 and 2006, and between 2006 and 2005, respectively, were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the period January 1, 2006 through December 31, 2007, the Company acquired 33 shopping and convenience centers aggregating approximately 3.7 million sq. ft. of GLA, approximately 197 acres of land for expansion and/or future development, and a 49% interest in an unconsolidated joint venture which owns a single-tenant office property, for a total cost of approximately $511.6 million. In addition, the Company completed and placed into service two ground-up developments having an aggregate cost of approximately $8.8 million. Income from continuing operations before minority and limited partners’ interests and preferred distribution requirements increased to $23.1 million in 2007 from $16.2 million in 2006 and $14.6 million in 2005.
Comparison of 2007 to 2006

						Properties
				Percentage		held in
	2007	2006	Increase	change	Acquisitions	both years

Total revenues	$152,922,000	$125,020,000	$27,902,000	22%	$24,738,000	$3,164,000
Property operating expenses	40,634,000	34,817,000	5,817,000	17%	5,503,000	314,000
Depreciation and amortization	42,050,000	34,572,000	7,478,000	22%	8,159,000	(681,000)
General and administrative	9,041,000	6,086,000	2,955,000	49%	n/a	n/a
Non-operating income and expense, net (i)	38,107,000	33,373,000	4,734,000	14%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), equity in income of unconsolidated joint ventures, and gain on sale of interest in an unconsolidated joint venture.
     Properties held in both years. The Company held 82 properties throughout 2007 and 2006. Total revenues increased primarily as a result of (i) lease commencements at the Company’s development, redevelopment and stabilized properties ($2,699,000), (ii) an increase in expense recoveries (see increase in property operating expenses below) ($2,069,000), and (iii) an increase in lease termination fees ($1,195,000), offset by (x) a decrease in the amortization of intangible lease liabilities ($1,873,000), resulting from (a) the impact of purchase accounting allocations in the first quarter of 2006 applicable to properties acquired during 2005 (which also resulted in a decrease in depreciation and amortization expense) and (b) acceleration of amortization in 2006 relating to prematurely-terminated leases, (y) a decrease in straight-line rents in the ordinary course ($883,000), and (z) a decrease in percentage rents ($43,000). Property operating expenses increased as a result of (i) an increase in snow removal costs ($937,000), (ii) an increase in real estate and other property-related taxes, related principally to reassessments of properties previously acquired and completed development and redevelopment projects ($803,000), and (iii) an increase in other operating expenses ($133,000), offset by a decrease in the provision for doubtful accounts, as a result of improved collections ($1,559,000).
     General and administrative expenses. General and administrative expenses increased primarily as a result of costs associated with the retirement of a senior executive and the initial compensation/relocation costs of his replacement ($1,535,000 in the aggregate), increased compensation costs, and the Company’s continued growth.
     Non-operating income and expense. Non-operating income and expense, net, increased primarily as a result of (i) increased interest costs from borrowings related to property acquisitions, as reduced by the impact on interest costs of proceeds from common stock sales throughout 2006 used initially to reduce outstanding borrowings under the Company’s secured revolving credit facility, partially offset by (ii) earnings from an unconsolidated joint venture acquired in November 2006.
Comparison of 2006 to 2005

						Properties
				Percentage		held in
	2006	2005	Increase	change	Acquisitions	both years

Total revenues	$125,020,000	$78,553,000	$46,467,000	59%	$42,342,000	$4,125,000
Property operating expenses	34,817,000	22,155,000	12,662,000	57%	11,567,000	1,095,000
Depreciation and amortization	34,572,000	20,520,000	14,052,000	68%	12,589,000	1,463,000
General and administrative	6,086,000	5,132,000	954,000	19%	n/a	n/a
Non-operating income and expense, net (i)	33,373,000	16,158,000	17,215,000	107%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), equity in income of unconsolidated joint ventures, and gain on sale of interest in an unconsolidated joint venture.
Properties held in both years. The Company held 30 properties throughout both 2006 and 2005. Total revenues increased primarily as a result of lease commencements at the development properties. Property operating expenses increased primarily as a result of (i) an increase in the provision for doubtful accounts, relating principally to tenant-specific issues ($925,000), (ii) an increase in real estate and other property-related taxes, related principally to (a) reassessments of properties previously acquired and (b) completed development and redevelopment projects ($327,000), (iii) an increase in repairs and maintenance expenses ($158,000), and (iv) an increase in other operating expenses ($113,000), offset by a decrease in snow removal costs ($428,000). Depreciation and amortization expense increased primarily as a result of development properties being placed in service.
General and administrative expenses. General and administrative expenses increased primarily as a result of the Company’s growth throughout 2005 and 2006.
Non-operating income and expense. Non-operating income and expense, net, increased primarily as a result of increased interest costs from borrowings related to property acquisitions, as reduced by the impact on interest costs of proceeds from common stock sales throughout 2005 used initially to reduce outstanding borrowings under the Company’s secured revolving credit facility.
Liquidity and Capital Resources
     The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, and preferred and common dividend distributions, primarily from operating cash flows; the Company has also used its secured revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with the secured revolving credit facility and construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and the sale of properties or interests therein (including joint venture arrangements).
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder; the facility, as amended, is expandable to $400 million, subject to certain conditions, and will expire in January 2009, subject to a one-year extension option. As of December 31, 2007, based on covenant measurements and collateral in place, the Company was permitted to draw up to approximately $299.2 million, of which approximately $108.8 million remained available as of that date. The credit facility is used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios.
     At December 31, 2007, the Company’s financial liquidity was provided principally by (i) $20.3 million in cash and cash equivalents, and (ii) $108.8 million available under the secured revolving credit facility. In addition, the Company anticipates the availability of additional construction financing and net proceeds from the contribution of properties to joint ventures. The Company also anticipates excess funds from the refinancing of existing debt as it becomes due. There can be no assurance, however, that the Company will obtain such additional construction financing, or that it will receive net proceeds from the contribution of properties to joint ventures or excess funds from the refinancing of existing debt.
     Mortgage loans payable at December 31, 2007 consisted of fixed-rate notes totaling $656.3 million (with a weighted average interest rate of 5.7%) and variable-rate notes totaling $195.2 million, including $190.4 million under the secured revolving credit facility (with a combined weighted average interest rate of 6.2%). Total mortgage loans payable have an overall weighted average interest rate of 5.8% and mature at various dates through 2021.
     In January 2007, underwriters exercised their over-allotment option to the extent of 275,000 shares of the Company’s common stock following a public offering concluded in December 2006, and the Company realized net proceeds of $4.1 million. On September 12, 2007, stockholders approved amendments to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock to 150,000,000 and the number of authorized shares of preferred stock to 12,500,000.
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
Contractual obligations and commercial commitments
     The following table sets forth the Company’s significant debt repayment and operating lease obligations at December 31, 2007 (in thousands):

	Maturity Date
	2008	2009	2010	2011	2012	Thereafter	Total

Mortgage loans payable (i)	$71,266	$9,148	$16,257	$63,998	$38,806	$461,599	$661,074
Secured revolving credit facility (ii)	—	190,440	—	—	—	—	190,440
Operating lease obligations	498	505	311	274	238	8,568	10,394

Total	$71,764	$200,093	$16,568	$64,272	$39,044	$470,167	$861,908

(i)	Does not include $16.1 million mortgage loan payable by the Company’s 49%-owned unconsolidated joint venture, which is due in May 2011.

(ii)	Subject to a one-year extension option.
     In addition, the Company plans to spend between $140 million and $200 million during 2008 in connection with development and redevelopment activities in process as of December 31, 2007.
Net Cash Flows
     In connection with preparation of the Company’s 2007 interim consolidated financial statements, the Company determined that cash flows from changes in accounts payable and accrued expenses relating to real estate expenditures and construction escrows should have been included in investing, rather than operating, cash flow activities. Accordingly, the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 have been revised. For 2006, cash flows provided by operating activities was changed from $37,927,000 to $40,286,000, and cash flows used in investing activities was changed from ($187,746,000) to ($190,105,000). For 2005, cash flows provided by operating activities was changed from $29,935,000 to $25,334,000, and cash flows used in investing activities was changed from ($327,826,000) to ($323,225,000).
Operating Activities
     Net cash flows provided by operating activities amounted to $51.5 million during 2007, compared to $40.3 million during 2006 and $25.3 million during 2005. The increase in operating cash flows during 2007, 2006 and 2005 were primarily the result of property acquisitions.
Investing Activities
     Net cash flows used in investing activities were $192.4 million in 2007, $190.1 million in 2006 and $323.2 million in 2005, and were primarily the result of the Company’s acquisition program. During 2007, the Company acquired 20 shopping and convenience centers and land for future development. During 2006, the Company acquired 13 shopping and convenience centers and land for future development, and acquired and sold interests in unconsolidated joint ventures. During 2005, the Company acquired 50 shopping and convenience centers and three redevelopment properties.
Financing Activities
     Net cash flows provided by financing activities were $143.4 million in 2007, $159.1 million in 2006 and $298.0 million in 2005. During 2007, the Company received net advance proceeds of $122.0 million from the secured revolving credit facility, $51.8 million in contributions from minority interest partners (net of joint venture cash at date of formation), $34.5 million in net proceeds from mortgage financings, and $3.9 million in net proceeds from public offerings, offset by preferred and common stock distributions of $47.6 million, the repayment of mortgage obligations of $16.2 million (including $7.6 million of mortgage refinancings), the payment of financing costs of $3.2 million, and distributions paid to limited partner interests of $1.8 million. During 2006, the Company received $207.9 million in net proceeds from public offerings and $118.9 million in net proceeds from mortgage financings, offset by a net reduction of $79.0 million in the outstanding balance of the Company’s secured revolving credit facility, the repayment of mortgage obligations of $47.6 million, preferred and common stock distributions of $37.2 million, the payment of financing costs of $2.2 million, and distributions paid to minority and limited partner interests of $1.7 million. During 2005, the Company received $168.5 million in net proceeds from public offerings, $91.3 million in net proceeds from mortgage financings, and $79.3 million in net proceeds from the Company’s secured revolving credit facility, offset by the repayment of mortgage obligations of $8.9 million, preferred and common stock distributions of $28.1 million, the payment of financing costs of $3.6 million, and distributions paid to, net of capital contributions from, minority and limited partner interests of $0.5 million.
Funds From Operations
     Funds From Operations (“FFO”) is a widely-recognized non-GAAP financial measure for REITs that the Company believes, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. The Company presents FFO because the Company considers it an important supplemental measure of its operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Among other things, the Company uses FFO or an adjusted FFO-based measure (i) as one of several criteria to determine performance-based bonuses for members of senior management, (ii) in performance comparisons with other shopping center REITs, and (iii) to measure compliance with certain financial covenants under the terms of the Loan Agreement relating to the Company’s secured revolving credit facility.
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
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for 2007, 2006 and 2005:

	2007	2006	2005

Net income applicable to common shareholders	$14,092,000	$7,458,000	$6,027,000
Add (deduct):
Real estate depreciation and amortization	41,918,000	34,741,000	20,537,000
Limited partners’ interest	633,000	393,000	299,000
Minority interests in consolidated joint ventures	1,415,000	1,202,000	1,270,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(2,139,000)	(1,746,000)	(2,210,000)
Equity in income of unconsolidated joint ventures	(634,000)	(70,000)	—
Gain on sale of interest in unconsolidated joint venture	—	(141,000)	—
FFO from unconsolidated joint ventures	905,000	117,000	—

Funds from operations	$56,190,000	$41,954,000	$25,923,000

FFO per common share (assuming conversion of OP Units):
Basic	$1.22	$1.21	$1.03

Diluted	$1.22	$1.21	$1.03

Weighted average number of common shares:
Shares used in determination of basic earnings per share	44,193,000	32,926,000	23,988,000
Additional shares assuming conversion of OP Units (basic)	1,985,000	1,737,000	1,202,000

Shares used in determination of basic FFO per share	46,178,000	34,663,000	25,190,000

Shares used in determination of diluted earnings per share	44,197,000	33,055,000	24,031,000
Additional shares assuming conversion of OP Units (diluted)	1,990,000	1,747,000	1,206,000

Shares used in determination of diluted FFO per share	46,187,000	34,802,000	25,237,000

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     The primary market risk facing the Company is interest rate risk on its secured revolving credit facility. The Company will, when advantageous, hedge its interest rate risk using derivative financial instruments. The Company is not subject to foreign currency risk.
     The Company is exposed to interest rate changes primarily through (i) the secured floating-rate revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio, and (ii) floating-rate construction financing. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At December 31, 2007, the Company had approximately $8.7 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to a fixed annual rate of 6.8%.

     At December 31, 2007, long-term debt consisted of fixed and variable-rate mortgage loans payable, and the variable-rate secured revolving credit facility. The average interest rate on the $656.3 million of fixed rate indebtedness outstanding was 5.7%, with maturities at various dates through 2021. The average interest rate on the Company’s $195.2 million of variable-rate debt was 6.2%, with maturities at various dates through 2009. Based on the amount of variable-rate debt outstanding at December 31, 2007, if interest rates either increase or decrease by 1%, the Company’s net income would decrease or increase respectively by approximately $1,952,000 per annum.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.
We have audited the accompanying consolidated balance sheets of Cedar Shopping Centers, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Shopping Centers, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cedar Shopping Centers, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 13, 2008

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	December 31,
	2007	2006
Assets
Real estate:
Land	$313,156,000	$248,108,000
Buildings and improvements	1,272,405,000	982,294,000

	1,585,561,000	1,230,402,000
Less accumulated depreciation	(103,135,000)	(64,458,000)

Real estate, net	1,482,426,000	1,165,944,000

Property and related assets held for sale, net of accumulated depreciation	12,135,000	11,493,000
Investment in unconsolidated joint venture	3,757,000	3,644,000
Cash and cash equivalents	20,307,000	17,885,000
Restricted cash	17,839,000	11,507,000
Rents and other receivables, net	7,640,000	4,187,000
Straight-line rents receivable	11,242,000	7,870,000
Other assets	9,778,000	6,921,000
Deferred charges, net	29,860,000	22,268,000

Total assets	$1,594,984,000	$1,251,719,000

Liabilities and shareholders’ equity
Mortgage loans payable	$661,074,000	$499,603,000
Secured revolving credit facility	190,440,000	68,470,000
Accounts payable, accrued expenses, and other	26,068,000	17,435,000
Unamortized intangible lease liabilities	71,157,000	53,160,000

Total liabilities	948,739,000	638,668,000

Minority interests in consolidated joint ventures	62,402,000	9,132,000
Limited partners’ interest in Operating Partnership	25,689,000	25,969,000

Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 and 5,000,000 shares, respectively, authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 and 50,000,000 shares, respectively, authorized, 44,238,000 and 43,773,000 shares, respectively, issued and outstanding)	2,654,000	2,626,000
Treasury stock (616,000 and 502,000 shares, respectively, at cost)	(8,192,000)	(6,378,000)
Additional paid-in capital	572,392,000	564,637,000
Cumulative distributions in excess of net income	(97,514,000)	(71,831,000)
Accumulated other comprehensive income	64,000	146,000

Total shareholders’ equity	558,154,000	577,950,000

Total liabilities and shareholders’ equity	$1,594,984,000	$1,251,719,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income

	Years ended December 31,
	2007	2006	2005
Revenues:
Rents	$122,258,000	$101,826,000	$62,430,000
Expense recoveries	28,889,000	22,361,000	15,694,000
Other	1,775,000	833,000	429,000

Total revenues	152,922,000	125,020,000	78,553,000

Expenses:
Operating, maintenance and management	24,864,000	22,259,000	14,257,000
Real estate and other property-related taxes	15,770,000	12,558,000	7,898,000
General and administrative	9,041,000	6,086,000	5,132,000
Depreciation and amortization	42,050,000	34,572,000	20,520,000

Total expenses	91,725,000	75,475,000	47,807,000

Operating income	61,197,000	49,545,000	30,746,000

Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(39,529,000)	(34,225,000)	(16,249,000)
Interest income	788,000	641,000	91,000
Equity in income of unconsolidated joint ventures	634,000	70,000	—

Gain on sale of interest in unconsolidated joint venture	—	141,000	—

Total non-operating income and expense	(38,107,000)	(33,373,000)	(16,158,000)

Income before minority and limited partners’ interests and discontinued operations	23,090,000	16,172,000	14,588,000
Minority interests in consolidated joint ventures	(1,415,000)	(1,202,000)	(1,270,000)
Limited partners’ interest in Operating Partnership	(593,000)	(355,000)	(289,000)

Income from continuing operations	21,082,000	14,615,000	13,029,000
Discontinued operations, net of limited partners’ interest	887,000	720,000	184,000

Net income	21,969,000	15,335,000	13,213,000

Preferred distribution requirements	(7,877,000)	(7,877,000)	(7,186,000)

Net income applicable to common shareholders	$14,092,000	$7,458,000	$6,027,000

Per common share (basic):
Income from continuing operations, net of preferred distribution requirements	$0.30	$0.21	$0.24
Discontinued operations, net of limited partners’ interest	0.02	0.02	0.01

Net income applicable to common shareholders	$0.32	$0.23	$0.25

Per common share (diluted):
Income from continuing operations, net of preferred distribution requirements	$0.30	$0.21	$0.24
Discontinued operations, net of limited partners’ interest	0.02	0.02	0.01

Net income applicable to common shareholders	$0.32	$0.23	$0.25

Dividends to common shareholders	$39,775,000	$29,333,000	$20,844,000

Per common share	$0.90	$0.90	$0.90

Weighted average number of common shares outstanding:
Basic	44,193,000	32,926,000	23,988,000

Diluted	44,197,000	33,055,000	24,031,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Shareholders’ Equity
Years ended December 31, 2007, 2006 and 2005

	Preferred stock		Common stock				Cumulative	Accumulated	Unamortized
		$25.00			Treasury	Additional	distributions	other	deferred	Total
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive	compensation	shareholders'
	Shares	value	Shares	Par value	at cost	capital	net income	income (loss)	plans	equity

Balance, December 31, 2004	2,350,000	$58,750,000	19,351,000	$1,161,000	$(3,919,000)	$215,271,000	$(35,139,000)	$(165,000)	$(205,000)	$235,754,000

Net income							13,213,000			13,213,000
Unrealized gain on change in fair value of cash flow hedges								303,000		303,000

Total other comprehensive income										13,516,000

Deferred compensation activity, net			84,000	5,000	(1,497,000)	2,707,000			(953,000)	262,000
Net proceeds from sale of preferred stock	1,200,000	30,000,000				(131,000)				29,869,000
Net proceeds from sale of common stock			10,090,000	605,000		137,681,000				138,286,000
Conversion of OP Units into common stock			93,000	6,000		1,239,000				1,245,000
Preferred distribution requirements							(7,186,000)			(7,186,000)
Dividends to common shareholders (57.2% return of capital)							(20,844,000)			(20,844,000)
Reallocation adjustment of limited partners’ interest						233,000				233,000

Balance, December 31, 2005	3,550,000	88,750,000	29,618,000	1,777,000	(5,416,000)	357,000,000	(49,956,000)	138,000	(1,158,000)	391,135,000

Adoption of SFAS No. 123R						(1,158,000)			1,158,000	—
Net income							15,335,000			15,335,000
Unrealized gain on change in fair value of cash flow hedges								8,000		8,000

Total other comprehensive income										15,343,000

Deferred compensation activity, net			110,000	6,000	(962,000)	1,536,000				580,000
Net proceeds from sales of common stock			14,045,000	843,000		207,085,000				207,928,000
Preferred distribution requirements							(7,877,000)			(7,877,000)
Dividends to common shareholders (74.2% return of capital)							(29,333,000)			(29,333,000)
Reallocation adjustment of limited partners’ interest						174,000				174,000

Balance, December 31, 2006	3,550,000	88,750,000	43,773,000	2,626,000	(6,378,000)	564,637,000	(71,831,000)	146,000	—	577,950,000

Net income							21,969,000			21,969,000
Unrealized (loss) on change in fair value of cash flow hedges								(82,000)		(82,000)

Total other comprehensive income										21,887,000

Deferred compensation activity, net			186,000	11,000	(1,814,000)	3,949,000				2,146,000
Net proceeds from sale of common stock			275,000	17,000		4,115,000				4,132,000
Conversion of OP Units into common stock			4,000	—		45,000				45,000
Preferred distribution requirements							(7,877,000)			(7,877,000)
Dividends to common shareholders (33.1% return of capital)							(39,775,000)			(39,775,000)
Reallocation adjustment of limited partners’ interest						(354,000)				(354,000)

Balance, December 31, 2007	3,550,000	$88,750,000	44,238,000	$2,654,000	$(8,192,000)	$572,392,000	$(97,514,000)	$64,000	$—	$558,154,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2007	2006	2005
Cash flow from operating activities:
Net income	$21,969,000	$15,335,000	$13,213,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Earnings in excess of distributions of consolidated joint venture minority interests	352,000	110,000	58,000
Equity in income of unconsolidated joint ventures	(634,000)	(70,000)	—
Distributions from unconsolidated joint venture	529,000	44,000	—
Gain on sale of interest in unconsolidated joint venture	—	(141,000)	—
Limited partners’ interest in Operating Partnership	633,000	393,000	299,000
Straight-line rents receivable	(3,451,000)	(3,285,000)	(2,318,000)
Depreciation and amortization	42,160,000	34,883,000	20,606,000
Amortization of intangible lease liabilities	(10,892,000)	(10,298,000)	(4,129,000)
Amortization relating to stock-based compensation	1,306,000	729,000	262,000
Amortization of deferred financing costs	1,233,000	1,448,000	1,071,000
Increases/decreases in operating assets and liabilities:
Cash at consolidated joint ventures	(936,000)	520,000	(192,000)
Rents and other receivables, net	(2,548,000)	(3,000)	(2,292,000)
Other	(4,265,000)	(2,654,000)	(4,110,000)
Accounts payable and accrued expenses	6,048,000	3,275,000	2,866,000

Net cash provided by operating activities	51,504,000	40,286,000	25,334,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(187,497,000)	(186,721,000)	(322,857,000)
Investment in unconsolidated joint ventures	(8,000)	(1,949,000)	—
Proceeds from sale of interest in unconsolidated joint venture	—	1,466,000	—
Construction escrows and other	(4,927,000)	(2,901,000)	(368,000)

Net cash (used in) investing activities	(192,432,000)	(190,105,000)	(323,225,000)

Cash flow from financing activities:
Net advances (repayments) from line of credit	121,970,000	(79,010,000)	79,280,000
Proceeds from sales of preferred and common stock	3,910,000	207,928,000	168,477,000
Proceeds from mortgage financings	34,493,000	118,869,000	91,350,000
Mortgage repayments	(16,177,000)	(47,558,000)	(8,896,000)
Contributions from minority interest partners, net of joint venture cash at date of formation	51,781,000	—	962,000
Distributions in excess of earnings from consolidated joint venture minority interests	—	(176,000)	(676,000)
Distributions to limited partners	(1,788,000)	(1,525,000)	(809,000)
Preferred distribution requirements	(7,877,000)	(7,877,000)	(7,211,000)
Distributions to common shareholders	(39,775,000)	(29,333,000)	(20,844,000)
Payment of deferred financing costs	(3,187,000)	(2,215,000)	(3,598,000)

Net cash provided by financing activities	143,350,000	159,103,000	298,035,000

Net increase in cash and cash equivalents	2,422,000	9,284,000	144,000
Cash and cash equivalents at beginning of period	17,885,000	8,601,000	8,457,000

Cash and cash equivalents at end of period	$20,307,000	$17,885,000	$8,601,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company has focused primarily on the ownership, operation, development and redevelopment of supermarket-anchored community shopping centers and drug store-anchored convenience centers located in nine states, largely in the Northeast and Mid-Atlantic regions. At December 31, 2007, the Company owned 118 properties, aggregating approximately 12.0 million square feet of gross leasable area (“GLA”).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2007 and 2006, the Company owned a 95.6% and a 95.7%, respectively, economic interest in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.4% and 4.3%, respectively, at December 31, 2007 and 2006) is represented by Operating Partnership Units (“OP Units”), and is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 2,033,000 OP Units outstanding at December 31, 2007 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. With respect to its thirteen consolidated operating joint ventures, the Company has general partnership interests ranging from 20% to 30%, and (i) as such entities are not variable-interest entities pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), and (ii) as the Company is the sole general partner and exercises substantial operating control over these entities pursuant to Emerging Issues Task Force (“EITF”) 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, the Company has determined that such partnerships should be consolidated for financial statement purposes. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest. EITF 04-05 became effective on June 29, 2005 for all newly formed or modified limited partnership arrangements and on January 1, 2006 for all existing limited partnership arrangements.
     The Company’s 60%-owned joint venture for a development project in Pottsgrove, Pennsylvania, is consolidated as it is deemed to be a variable interest entity and the Company is the primary income or loss beneficiary. The Company has a 49% interest, acquired in 2006, in an unconsolidated joint venture which owns a single-tenant office property, and which the Company has determined is not a variable-interest entity pursuant to FIN 46R. Although the Company exercises influence over this joint venture, it does not have operating control; accordingly, it accounts for its investment in this joint venture under the equity method. Pursuant to the provisions of EITF 04-05, the Company deconsolidated the Red Lion joint venture as of January 1, 2006 and recognized its share of the venture’s results under the equity method from that date through May 23, 2006, when its partnership interest was sold.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
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
     Depreciation expense amounted to $38,677,000, $31,565,000 and $18,780,000 for 2007, 2006 and 2005, respectively. Expenditures for betterments that substantially extend the useful lives of the properties are capitalized. Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred, and amounted to $6,495,000, $4,325,000 and $2,690,000 for 2007, 2006 and 2005, respectively.
     Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization would be removed from the accounts and the resulting gain or loss, if any, would be reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to eliminate the operations of sold properties. Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $4,142,000, $3,676,000 and $3,427,000 in 2007, 2006 and 2005, respectively.
     The Company’s capitalization policy on its development and redevelopment properties is guided by SFAS No. 34, “Capitalization of Interest Cost” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
those costs associated with the portions under construction. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity. Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that management review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairment provisions were recorded by the Company during the three years ended December 31, 2007. A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale.
     In May 2007, the Company decided to dispose of Stadium Plaza, located in East Lansing, Michigan. The property, with 78,000 sq. ft. of GLA, is being actively marketed, is expected to be sold within one year from the date classified as held for sale, and, in accordance with SFAS No. 144, the carrying value of the property’s assets (principally the net book value of the real estate) have been classified as “held for sale” on the Company’s consolidated balance sheets at December 31, 2007 and 2006 (there were no related “held for sale” liabilities associated with the property). In addition, the property’s results of operations have been classified as “discontinued operations” for all periods presented in the consolidated statements of income. No impairment provisions were required during the three years ended December 31, 2007. The following is a summary of the components of income from discontinued operations for 2007, 2006 and 2005 (the property was acquired in September 2005):

	2007	2006	2005

Revenues:
Rents	$1,189,000	$1,155,000	$318,000
Expense recoveries	337,000	317,000	70,000

Total revenues	1,526,000	1,472,000	388,000

Expenses:
Operating, maintenance and management	191,000	121,000	41,000
Real estate and other property-related taxes	298,000	282,000	67,000
Depreciation and amortization	110,000	311,000	86,000

	599,000	714,000	194,000

Operating income	927,000	758,000	194,000
Limited partners’ interest	(40,000)	(38,000)	(10,000)

Income from discontinued operations	$887,000	$720,000	$184,000

     FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, provides clarification of the term “conditional asset retirement obligation” as used in SFAS No. 143, “Asset Retirement Obligations”, to be a legal obligation to perform an asset retirement activity in which

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Interpretation requires that the Company record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three years ended December 31, 2007.
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
     With respect to all of the Company’s acquisitions through December 31, 2007, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis where applicable for recent acquisitions, to the intangible asset and liability accounts. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $71,157,000 and $53,160,000 at December 31, 2007 and 2006, respectively.
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $10,892,000, $10,298,000 and $4,129,000 for 2007, 2006 and 2005, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
correspondingly by $14,455,000, $12,052,000 and $6,396,000 for the respective three-year periods.
     The unamortized balance of intangible lease liabilities of $71,157,000 at December 31, 2007 is net of accumulated amortization of $28,326,000, and will be credited to future operations through 2043 as follows:

2008	$13,147,000
2009	11,561,000
2010	7,704,000
2011	6,159,000
2012	5,509,000
Thereafter	27,077,000

$71,157,000

Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established, is not available to fund other property-level or Company-level obligations, and amounted to $14,857,000 and $10,909,000 at December 31, 2007 and 2006, respectively. In addition, joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the general and minority interest partners be strictly controlled. Cash at consolidated joint ventures amounted to $2,982,000 and $598,000 at December 31, 2007 and 2006, respectively.
Rents and Other Receivables
     Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over base rents under applicable lease provisions is included in rents and other receivables on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred; such income is recognized in the periods earned. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until those specified sales targets are met.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable and the allowance for bad debts by considering historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The allowance for doubtful accounts was $1,372,000 and $1,439,000 at December 31, 2007 and 2006, respectively.
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
     Giant Food Stores, LLC (“Giant Foods”), which is owned by Ahold N.V., a Netherlands corporation, accounted for approximately 13%, 11% and 9% of the Company’s total revenues in 2007, 2006 and 2005, respectively. Giant Foods, in combination with Stop & Shop, Inc. which is also owned by Ahold N.V., accounted for approximately 15%, 14% and 11% of the Company’s total revenues in 2007, 2006 and 2005, respectively.
     Total revenues from properties located in Pennsylvania amounted to 54%, 55% and 65% of consolidated total revenues in 2007, 2006 and 2005, respectively.
Other Assets
     Other assets at December 31, 2007 and 2006 are comprised of the following:

	2007	2006

Deposits	$4,594,000	$2,834,000
Prepaid expenses	4,493,000	3,897,000
Other	691,000	190,000

	$9,778,000	$6,921,000

Deferred Charges, Net
     Deferred charges at December 31, 2007 and 2006 are net of accumulated amortization and are comprised of the following:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

	2007	2006

Deferred lease origination costs (i)	$19,218,000	$14,877,000
Deferred financing costs (ii)	7,941,000	5,939,000
Other deferred charges	2,701,000	1,452,000

	$29,860,000	$22,268,000

(i)	Deferred lease origination costs include intangible lease assets resulting from purchase accounting allocations of $13,954,000 and $11,350,000, respectively (not including $161,000 and $173,000, respectively, applicable to the property held for sale).

(ii)	Deferred financing costs are incurred in connection with the Company’s secured revolving credit facility and other long-term debt.
     Such costs are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred charges applicable to discontinued operations and amortization of deferred financing costs included in non-operating income and expense) amounted to $4,610,000, $4,468,000 and $2,815,000 in 2007, 2006 and 2005, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs are net of accumulated amortization of $8,688,000 and $4,796,000, respectively, and will be charged to future operations as follows (lease origination costs through 2032, and financing costs through 2021:

	Deferred
	lease	Deferred
	origination	financing
	costs	costs

Non-amortizing (i)	$112,000	$713,000
2008	3,026,000	1,882,000
2009	2,637,000	1,810,000
2010	2,222,000	806,000
2011	1,928,000	703,000
2012	1,568,000	636,000
Thereafter	7,725,000	1,391,000

	$19,218,000	$7,941,000

(i)	Represents (a) deferred lease origination costs applicable to leases with commencement dates beginning after December 31, 2007, and (b) deferred financing costs applicable to commitment fees/deposits relating to mortgage loans refinancings concluded after December 31, 2007.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
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
Derivative Financial Instruments
     The Company occasionally utilizes derivative financial instruments, principally interest rate swaps and interest rate caps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of only entering derivative contracts only with major financial institutions. At December 31, 2007, the Company had approximately $8.7 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to a fixed annual rate of 6.8%.
Fair Value of Financial Assets and Liabilities
     SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires the Company to disclose fair value information of all financial instruments for which it is practicable to estimate fair value. The Company’s financial instruments, other than fixed-rate mortgage loans payable, are generally short-term in nature, or bear interest at variable current market rates, and contain minimal credit risk. These instruments consist of cash and cash equivalents, cash at consolidated joint ventures and restricted cash, rents and other receivables, other assets, and accounts payable and accrued expenses. The carrying amounts of these assets and liabilities are assumed to be at fair value. The fair values of fixed-rate mortgage loans payable, estimated utilizing discounted cash flow analysis at interest rates reflective of current market conditions, were $624,030,000 and $489,834,000, respectively, at December 31, 2007 and 2006; the carrying values of such loans were $656,320,000 and $494,764,000, respectively, at those dates.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities, and clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing assets or liabilities. The statement establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and applies whenever other standards require assets or liabilities to be measured at fair value. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS 157 are applicable, however, to recurring fair value measurements of financial assets and liabilities for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 157, as it relates to fair value measurements of financial assets and liabilities, to have a material effect on its consolidated financial statements; however, the Company has not completed its evaluation of the impact of SFAS No. 157 as it relates to fair value measurements of non-financial assets and non-financial liabilities, and the effect that such pronouncement will have on its financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement does not eliminate the disclosure requirements of other accounting standards, including requirements for disclosures about fair value measurements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and SFAS No. 157. The Company does not expect the adoption of SFAS No. 159, which became effective for fiscal years beginning after November 15, 2007, to have a material effect on its consolidated financial statements.
Earnings Per Share
     In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period (including shares held by the Rabbi Trusts). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock; such additional dilutive shares amounted to 4,000, 129,000 and 43,000 in 2007, 2006 and 2005, respectively.
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
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (i) upon the third anniversary of the date of grant for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. In October 2006, the Company issued 35,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2008 is equal to, or greater than, an average of 8% per year. The

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
independent appraisal determined the value of the performance-based shares to be $12.37 per share, compared to a market price at the date of grant of $16.49 per share. In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2009 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. The additional restricted shares issued during 2007, 2006 and 2005 were time-based grants. The value of such grants is being amortized on a straight-line basis over the respective vesting periods, as adjusted for fluctuations in the market value of the Company’s common stock, in accordance with the provisions of EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. The charge to operations in 2007 includes $486,000 relating to the retirement of the Company’s former chief financial officer. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock in the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14. The following table sets forth certain stock-based compensation information for 2007, 2006 and 2005, respectively:

	Years ended December 31,
	2007	2006	2005

Restricted share grants	186,000	110,000	84,000
Average per-share grant price	$14.44	$15.07	$14.43
Recorded as deferred compensation, net	$2,694,000	$1,660,000	$1,215,000
Total charged to operations (as adjusted to reflect changes in the market price of the Company’s common stock: $(848,000), $149,000 and $0, respectively)	$1,306,000	$729,000	$262,000

Non-vested shares:
Non-vested, beginning of period	203,000	96,000	20,000
Grants	186,000	110,000	84,000
Vested during period	(9,000)	(3,000)	(8,000)

Non-vested, end of period	380,000	203,000	96,000

Value of shares vested during the period (based on grant price)	$120,000	$40,000	$111,000

     At December 31, 2007, 449,000 shares remained available for grants pursuant to the Incentive Plan, and $2,778,000 remained as deferred compensation, to be amortized over various periods ending in November 2010.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
401(k) Retirement Plan
     The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $219,000, $162,000 and $130,000 in 2007, 2006 and 2005, respectively.
Supplemental consolidated statement of cash flows information

	Years ended December 31,
	2007	2006	2005

Supplemental disclosure of cash activities:
Interest paid	$41,023,000	$35,336,000	$17,607,000
Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	2,694,000	1,660,000	1,215,000
Assumption of mortgage loans payable	(143,346,000)	(63,807,000)	(111,294,000)
Issuance of OP Units	(570,000)	(6,689,000)	(16,021,000)
Conversion of OP Units into shares of common stock	45,000	—	1,245,000
Purchase accounting allocations:
Intangible lease assets	34,781,000	31,329,000	36,969,000
Intangible lease liabilities	(28,889,000)	(35,535,000)	(6,845,000)
Net valuation decreases (increases) in assumed mortgage loans payable (a)	191,000	(484,000)	(6,133,000)
Other non-cash investing and financing activities:
Accrued real estate improvement costs	1,806,000	(2,359,000)	3,001,000
Accrued construction escrows and other	1,024,000	—	1,600,000
Capitalization of deferred financing costs	393,000	—	—
Deconsolidation of Red Lion joint venture:
Real estate, net		$18,365,000
Mortgage loans payable		(16,310,000)
Other assets/liabilities, net		1,721,000
Minority interest		(2,411,000)

Investment in and advances to unconsolidated joint venture, as of January 1, 2006		$1,365,000

(a)	The net valuation decreases (increases) in assumed mortgage loans payable result from adjusting the contract rates of interest (ranging from 4.9% to 6.2% per annum in 2007, 5.4% to 7.3% per annum in 2006, and from 5.5% to 8.0% per annum in 2005) to market rates of interest (ranging from 5.5% to 6.5% per annum in 2007, 5.4% to 6.0% per annum in 2006, and from 5.0% to 5.4% per annum in 2005).
     In connection with preparation of the Company’s 2007 interim consolidated financial statements, the Company determined that cash flows from changes in accounts payable and accrued expenses relating to real estate expenditures and construction escrows should have been included in investing, rather than operating, cash flow activities. Accordingly, the consolidated statements of cash flows for the years ended December 31, 2006 and 2005 have been revised. For 2006, cash flows provided by operating activities was changed from $37,927,000 to $40,286,000, and cash flows used in investing activities

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
was changed from ($187,746,000) to ($190,105,000). For 2005, cash flows provided by operating activities was changed from $29,935,000 to $25,334,000, and cash flows used in investing activities was changed from ($327,826,000) to ($323,225,000).
Recently-Issued Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141”, which applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141(R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction and restructuring costs, and (iii) requires the acquiror to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008; early adoption is not permitted. The Company has not yet determined the effect that SFAS 141(R) will have on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 clarifies that a noncontrolling interest in a subsidiary (minority interests or limited partners’ interest, in the case of the Company) is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent company to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent company to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit balance applicable to the noncontrolling interests within the parent company’s equity accounts. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and requires retroactive application of the presentation and disclosure requirements for all periods presented; early adoption is not permitted. The Company has not yet determined the effect that SFAS 160 will have on its consolidated financial statements.
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
December 31, 2007
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
Note 4. Real Estate
     Real estate at December 31, 2007 and 2006 is comprised of the following:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

	2007	2006
Cost
Balance, beginning of year (i)	$1,230,402,000	$969,440,000
Deconsolidation of Red Lion joint venture	—	(19,889,000)
Properties acquired	321,915,000	240,692,000
Improvements and betterments	33,244,000	40,159,000

Balance, end of year	$1,585,561,000	$1,230,402,000

Accumulated depreciation
Balance, beginning of year (i)	$64,458,000	$34,417,000
Deconsolidation of Red Lion joint venture	—	(1,524,000)
Depreciation expense	38,677,000	31,565,000

Balance, end of year	$103,135,000	$64,458,000

Net book value	$1,482,426,000	$1,165,944,000

(i)	The balances at the beginning of 2006 have been restated to reflect the reclassification of a property as “held for sale” (cost of $11,516,000, accumulated depreciation of $82,000, and net book value of $11,434,000).
     During 2007, the Company acquired 20 operating properties and approximately 18 acres of land for development and/or future expansion. During 2006, the Company acquired 13 operating properties and approximately 179 acres of land for development and/or future expansion. Real estate net book value at December 31, 2007 and 2006 included land held for development of $48,258,000 and $37,912,000, respectively.
     The 2007 property acquisitions are summarized as follows:

	Number of		Acquisition
Property	properties	GLA	cost

WP Realty properties	6	866,000	$125,754,000
Caldwell properties	5	354,000	92,926,000
Carll’s Corner/Timpany Plaza	2	314,000	37,953,000
Price Chopper	1	102,000	21,941,000

	14	1,636,000	278,574,000
Other operating properties (iii)	6	309,000	40,066,000

Total operating properties	20	1,945,000	318,640,000

Land held for development	4	17.87 acres	3,275,000

Total properties acquired			$321,915,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
     The 2006 property acquisitions are summarized as follows:

	Number of		Acquisition
Property	properties	GLA	cost

Shore Mall (i)(ii)	1	621,000	$45,048,000
Shaw’s Plaza	1	177,000	30,678,000
Trexlertown Plaza (i)	1	241,000	29,128,000
Annie Land Plaza, Elmhurst Square and Long Reach Village	3	214,000	22,238,000
Oakhurst Plaza	1	111,000	22,715,000

	7	1,364,000	149,807,000
Other operating properties (iii)	6	370,000	58,399,000

Total operating properties	13	1,734,000	208,206,000

Land held for development	8	179.41 acres	32,486,000

Total properties acquired (iv)			$240,692,000

(i)	Excludes cost of undeveloped land parcels acquired as part of the transactions (separately included in “land held for development”).

(ii)	The Company’s Chairman had approximately an 8% limited partnership interest in the selling entities. In connection with the acquisition, the independent members of the Company’s Board of Directors obtained an appraisal in support of the purchase price and the consideration given. The Company had previously held an option to acquire the property, and had, together with its predecessor companies, been providing property management, leasing, construction management and legal services to the property since 1986.

(iii)	The six properties acquired in each of 2007 and 2006, respectively, acquired individually and not as part of a portfolio, had acquisition costs of less than $20.0 million each. The 2006 amount includes $11,814,000 of purchase accounting allocations applicable to properties acquired during 2005.

(iv)	In addition, the Company acquired a 49% interest in an unconsolidated joint venture, which owns a single-tenant office property located in Philadelphia, PA.
Joint Venture Arrangements
     Effective April 5, 2007, the Company entered into a joint venture agreement for the construction and development of an estimated 700,000 sq. ft. shopping center in Pottsgrove, Pennsylvania, approximately 40 miles northwest of Philadelphia. Total project costs, including purchase of the land parcels, are estimated at $105 million. The Company is committed to paying a development fee of $2.0 million and providing up to $17.5 million of equity capital for a 60% interest in the joint venture, with a preferred rate of return of 9.25% per annum on such amounts. The required equity contribution from the Company’s joint venture partner was $1.0 million.
     On December 6, 2007, the Company completed the formation of a joint venture with a wholly-owned U.S. subsidiary of Homburg Invest Inc., a publicly-traded Canadian corporation listed on the Toronto and Euronext Amsterdam Stock Exchanges (“Homburg”), pursuant to an April 2, 2007 agreement, with respect to four shopping centers owned and managed by the Company at the time the agreement was entered into and five shopping centers acquired by the Company on April 4, 2007 (the “Caldwell” properties); the aggregate valuation for the nine properties was approximately $170 million. Richard Homburg, a director of the Company, is Chairman and CEO of Homburg. In connection with the joint venture transaction, the independent members of the Company’s Board of Directors obtained appraisals in support of the transfer values of the then-owned properties. The Company holds a 20%

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
interest in, and is the sole general partner of, the joint venture and Homburg, through such subsidiary, acquired the remaining 80% interest. In connection with the transaction, the Company received $53.2 million, including closing costs and preliminary adjustments, which was used to reduce the outstanding balance on its secured revolving credit facility. Homburg is entitled to certain fees with respect to funding its interest in the joint venture, up to a maximum of $958,000, payable by the Company ($479,000 of such fees have been paid through December 31, 2007). The Company is entitled to a “promote” structure, applicable separately to each property, which, if certain targets are met, will permit the Company to receive between 40% and 50% of the returns in excess of a leveraged 9.25% threshold. Additionally, the Company will receive fees for ongoing property management, leasing, construction management, acquisitions, dispositions, financings and refinancings. The joint venture transaction does not qualify as a sale for financial reporting purposes; accordingly, the Company continues to consolidate the properties.
Pro Forma Financial Information (unaudited)
     During the period January 1, 2006 through December 31, 2007, the Company acquired 33 shopping and convenience centers aggregating approximately 3.7 million sq. ft. of GLA, approximately 197 acres of land for expansion and/or future development, and a 49% interest in an unconsolidated joint venture which owns a single-tenant office property, for a total cost of approximately $511.6 million. The following table summarizes, on an unaudited pro forma basis before purchase accounting allocations, the combined results of operations of the Company for 2007 and 2006 as if all of these property acquisitions were completed as of January 1, 2006. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2006, nor does it purport to predict the results of operations for future periods.

	2007	2006
Revenues	$168,909,000	$161,747,000
Net income applicable to common shareholders	$13,673,000	$4,397,000
Per common share:
Basic	$0.31	$0.13
Diluted	$0.31	$0.13

Weighted average number of common shares outstanding:
Basic	44,193,000	32,926,000
Diluted	44,197,000	33,055,000
     At December 31, 2007, a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the secured revolving credit facility, as follows:

Net book
Description	value
Collateral for mortgage loans payable	$983,953,000
Collateral for secured revolving credit facility (i)	366,207,000
Unencumbered properties	132,266,000

Total portfolio	$1,482,426,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

(i)	Does not include net book value of a property held for sale ($11,732,000) which is also collateral for the Company’s secured revolving credit facility.
Note 5. Rentals Under Operating Leases
     Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2007 are approximately as follows:

2008	$115,435,000
2009	108,991,000
2010	96,786,000
2011	87,174,000
2012	77,376,000
Thereafter	486,104,000

$971,866,000

     Total future base rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such other rentals amounted to approximately $31,076,000, $24,328,000 and $16,268,000 in 2007, 2006 and 2005, respectively.
Note 6. Mortgage Loans Payable and Secured Revolving Credit Facility
     Secured debt is comprised of the following at December 31, 2007 and 2006:

	At December 31, 2007			At December 31, 2006
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages	$656,320,000	5.7%	4.8% - 7.6%	$494,764,000	5.7%	4.8% - 8.9%
Variable-rate mortgage	4,754,000	7.7%	7.7%	4,839,000	8.1%	8.1%

	661,074,000	5.7%		499,603,000	5.7%
Secured revolving credit facility	190,440,000	6.2%		68,470,000	6.6%

	$851,514,000	5.8%		$568,073,000	5.8%

Mortgage loans payable
     Mortgage loan activity for 2007 and 2006 is summarized as follows:

	2007	2006
Balance, beginning of year	$499,603,000	$380,311,000
Deconsolidation of Red Lion joint venture	—	(16,310,000)
New mortgage borrowings	34,493,000	118,869,000
Acquisition debt assumed (i)	143,155,000	64,291,000
Repayments	(16,177,000)	(47,558,000)

Balance, end of year	$661,074,000	$499,603,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007

(i)	Includes a net of $(191,000) and $484,000, respectively, of purchase accounting allocations.
     During 2007, the Company (i) borrowed $34,493,000 of new fixed-rate mortgage loans, bearing interest at rates ranging from 5.5% to 6.2% per annum, with an average of 5.9% per annum, and (ii) assumed $143,155,000 of fixed-rate mortgage loans payable in connection with acquisitions, bearing interest at rates ranging from 5.5% to 6.5% per annum, with an average of 6.0% per annum. These principal amounts and rates of interest represent the fair values at the respective dates of acquisition. The stated contract amounts were $143,346,000 at the respective dates of acquisition, bearing interest at rates ranging from 4.9% to 6.2% per annum, with an average of 5.9% per annum.
     During 2006, the Company (i) borrowed $114,881,000 of new fixed-rate mortgage loans, bearing interest at rates ranging from 5.5% to 6.1% per annum, with an average of 5.6% per annum, (ii) borrowed $3,988,000 under the Camp Hill Mall construction financing facility, which bore interest at 185 bps over LIBOR (that facility was repaid in full in December 2006), and (iii) assumed $64,291,000 of fixed-rate mortgage loans payable in connection with acquisitions, bearing interest at rates ranging from 5.4% to 6.0% per annum, with an average of 5.8% per annum. These principal amounts and rates of interest represent the fair values at the respective dates of acquisition. The stated contract amounts were $63,807,000 at the respective dates of acquisition, bearing interest at rates ranging from 5.4% to 7.3% per annum, with an average of 6.1% per annum.
     Scheduled principal payments on mortgage loans payable at December 31, 2007, due on various dates from 2008 to 2021, are as follows:

2008	$71,266,000
2009	9,148,000
2010	16,257,000
2011	63,998,000
2012	38,806,000
Thereafter	461,599,000

$661,074,000

Secured Revolving Credit Facility
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, and will expire in January 2009, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $190.4 million at December 31, 2007, and such borrowings bore interest at an average rate of 6.2% per annum. Borrowings under the facility bear interest at a rate of LIBOR plus a basis points (“bps”) spread ranging from 110 to 145 bps depending upon the Company’s leverage ratio, as defined (the spread as of December 31, 2007 was 110 bps). The facility also requires an unused portion fee of 15 bps. Based on covenant measurements and collateral in place as of December 31, 2007, the Company was permitted to draw up to approximately $299.2 million, of which approximately $108.8 million remained available as of December 31, 2007.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
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
Note 7. Commitments and Contingencies
     Certain of the purchase agreements relating to properties acquired by the Company have “earn out” provisions, which provide for a contingent payment to the seller in the event that vacant space, as of the closing date, is leased within an agreed-upon period of time. As of December 31, 2007, the total amount of such contingent payments is not expected to exceed approximately $3.1 million.
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
     The Company plans to spend between $140 million and $200 million during 2008 in connection with development and redevelopment activities in process as of December 31, 2007.
     The Company’s principal office is located in 8,600 square feet at 44 South Bayles Avenue, Port Washington, NY, which it leases from a partnership owned 24% by the Company’s Chairman. Future minimum rents payable under the terms of the leases, as amended, amount to $264,000, $271,000, $75,000, $36,000 and $9,000 during the years 2008 through 2012, respectively. In addition, one of the Company’s properties and portions of several others are owned subject to ground leases which provide for annual payments, subject to cost-of-living adjustments, through May 2071, as follows: 2008 — $234,000, 2009 — $234,000, 2010 — $236,000, 2011 — $238,000, 2012 — $229,000, and thereafter - $8,568,000.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
Note 8. Selected Quarterly Financial Data (unaudited)

Year	March 31	June 30	September 30	December 31

2007
Revenues (i)	$35,818,000	$36,581,000	$37,477,000	$43,046,000
Net income applicable to common shareholders	3,655,000	2,921,000	3,925,000	3,591,000
Per common share (basic and diluted)	$0.08	$0.07	$0.09	$0.08

2006
Revenues (i)	$29,618,000	$29,960,000	$31,591,000	$33,851,000
Net income applicable to common shareholders	1,000,000	2,134,000	1,785,000	2,539,000
Per common share (basic and diluted) (ii)	$0.03	$0.07	$0.05	$0.07

2005
Revenues (i)	$16,522,000	$17,047,000	$20,522,000	$24,462,000
Net income applicable to common shareholders	1,354,000	1,466,000	1,752,000	1,455,000
Per common share (basic and diluted) (ii)	$0.07	$0.07	$0.07	$0.05

(i)	Revenues have been restated to reflect the reclassification of a property to “held for sale”; results of operations for the property are classified as “discontinued operations”.

(ii)	Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.
Note 9. Subsequent Events
     On January 2, 2008, the Company completed the refinancing of an $8.9 million mortgage loan payable on its shopping center property in Lancaster, Pennsylvania, which was due in April 2008. The new loan, a $21.5 million 10-year fixed-rate first mortgage, bears interest at 5.95%, and is based on a 30-year amortization schedule. The Company used the excess funds to reduce the outstanding balance on its secured revolving credit facility.
     On January 3, 2008, the Company entered into a joint venture agreement for the redevelopment of its 351,000 sq. ft. shopping center in Bloomsburg, Pennsylvania, including adjacent land parcels comprising an additional 48 acres. The required equity contribution from the Company’s joint venture partner was $4.0 million for a 25% interest in the property. The Company used the funds to reduce the outstanding balance on its secured revolving credit facility.
     On January 4, 2008, the Company purchased a 15.9 acre parcel of land for future development in South Londonderry Township, Pennsylvania, for the development of an approximate 85,000 sq. ft. supermarket-anchored shopping center. The purchase price was approximately $3.3 million, including closing costs, and was funded from the Company’s secured revolving credit facility.
     On January 17, 2008, the Company’s Board of Directors declared a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions were paid on February 20, 2008 to shareholders of record on February 8, 2008.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2007
     On January 30, 2008, the Company completed the refinancing of a $4.8 million mortgage loan payable on its property in Fort Washington, Pennsylvania, which was due on January 31, 2008. The new loan, a $6.0 million five-year variable-rate first mortgage, bears interest at 175 basis points over 30-day LIBOR; on February 5, 2008, the Company entered into an interest rate “swap”, fixing the rate at 5.40%.
     On February 15, 2008, the Company acquired Mason Discount Drug Mart Plaza in Mason, Ohio, an approximate 53,000 sq. ft. convenience center, for a purchase price of approximately $6.5 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.
     On February 20, 2008, the Company and Homburg entered into an agreement in principle to form a group of joint ventures into which the Company would contribute 32 of its convenience centers (mostly drug store-anchored and including all 27 of the Company’s Ohio properties). The aggregate valuation for the properties is approximately $128.9 million. In connection with the joint venture transactions, the independent members of the Company’s Board of Directors have commissioned appraisals in support of the transfer values. The Company will hold 20% (in 15 properties) and 51% (in 17 properties) interests in, and be the sole managing members of, the joint ventures; Homburg will acquire the remaining respective 80% and 49% interests. In connection with the transaction, the Company anticipates receiving approximately $49 million, exclusive of closing costs and adjustments, which will be used to reduce the outstanding balance on its secured revolving credit facility. The Company will be entitled to a “promote” structure, applicable separately to each property, which, if certain targets are met, will permit the Company to receive either 33-1/3% or 59% of the returns in excess of a leveraged 10.5% threshold. Additionally, the Company will receive fees for ongoing property management, leasing, construction management, acquisitions, dispositions, financings and refinancings. The transactions contemplated by this joint venture will not qualify as a sale for financial reporting purposes; accordingly, the Company will continue to consolidate the properties.
     On February 27, 2008, the Company obtained a commitment in principle for a $150 million master secured revolving construction facility with a major commercial bank as lead agent, pursuant to which the Company will pledge certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility will expire three years after the effective date, subject to a one-year extension option. Borrowings under the facility will bear interest at LIBOR plus a spread of 225 bps. Advances under the facility will be calculated at the lesser of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. Completion of the facility is subject to normal documentation and lender due diligence. The Company expects to use this facility to fund in part its development activities in 2008 and subsequent years. There can be no assurance, however, that the Company will either complete the master secured revolving construction facility, or that it will complete the facility on the terms described.
     On March 7, 2008, the Company’s development joint venture, located in Pottsgrove, Pennsylvania, closed on the purchase of approximately 108 acres of land for the project. The $28.5 million purchase price, including closing costs, was funded by the issuance of a non-interest-bearing purchase money mortgage of $14.6 million, payable on February 9, 2009. The balance of the purchase price was funded by the Company’s capital contribution to the joint venture which, in turn, was funded from its secured revolving credit facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of December 31, 2007, and have determined that such disclosure controls and procedures are effective.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.
     There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the last quarter of 2007.
     Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.
We have audited Cedar Shopping Centers, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cedar Shopping Center, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures –“Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Cedar Shopping Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2007 consolidated financial statements of Cedar Shopping Centers, Inc. and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 13, 2008

Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
     This item is incorporated by reference to the definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation
     This item is incorporated by reference to the definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     This item is incorporated by reference to the definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions and Director Independence
     This item is incorporated by reference to the definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
     This item is incorporated by reference to the definitive proxy statement for the 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

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

3.	Exhibits

Item	Title or Description

3.1	Articles of Incorporation of the Company, including all amendments and articles supplementary previously filed, incorporated by reference to Exhibits 3.1.a and 3.1.b of Form 10-Q for the quarterly period ended September 30, 2007.

3.2	By-laws of the Company, including all amendments previously filed, incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 28, 2007.

3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.b	Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.c	Amendment No. 2 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.c of Form 10-K for the year ended December 31, 2004.

3.3.d	Amendment No. 3 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P. , incorporated by reference to Exhibit 3.3.d of Form 10-K for the year ended December 31, 2006.

10.1.a*	Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.a of Form 10-K for the year ended December 31, 2004.

10.1.b*	Amendment No. 1 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.b of Form 10-K for the year ended December 31, 2004.

10.1.c*	Amendment No. 2 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of August 9, 2004, incorporated by reference to Exhibit 10.6.c of Form 10-K for the year ended December 31, 2004.

10.1.d*	Amendment No. 3 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.

Item	Title or Description

10.1.e*	Amendment No. 4 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.1.e of Form 10-K for the year ended December 31, 2006.

10.1.f*	Amendment No. 5 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 11, 2007.

10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

10.2.b*	Amendment No. 1 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.2.b of Form 10-K for the year ended December 31, 2006.

10.2.c*	Amendment No. 2 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 11, 2007.

10.3.a.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of November 1, 2003, incorporated by reference to Exhibit 10.39 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.3.a.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.a.ii of Form 10-K for the year ended December 31, 2004.

10.3.a.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of October 19, 2005, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 20, 2005.

10.3.a.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of May 1, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 3, 2007.

10.3.b.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of November 1, 2003, incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.3.b.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.b.ii of Form 10-K for the year ended December 31, 2004.

10.3.b.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of October 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 20, 2005.

10.3.b.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of December 29, 2006, incorporated by reference to Exhibit 10.3.b.iv of Form 10-K for the year ended December 31, 2006.

10.3.c.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of November 1, 2003, incorporated by reference to Exhibit 10.42 of the Registration Statement on Form S-11 field on August 20, 2003, as amended.

10.3.c.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.d.ii of Form 10-K for the year ended December 31, 2004.

10.3.c.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of October 19, 2005, incorporated by reference to Exhibit 10.4 of Form 8-K filed on October 20, 2005.

10.3.c.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of December 29, 2006, incorporated by reference to Exhibit 10.3.d.iv of Form 10-K for the year ended December 31, 2006.

Item	Title or Description

10.3.d.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Nancy Mozzachio, dated as of August 1, 2003, incorporated by reference to Exhibit 10.3.e.i of Form 10-K for the year ended December 31, 2006.

10.3.d.ii*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy Mozzachio, dated as of October 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 6, 2007.

10.3.d.iii*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy Mozzachio, dated as of December 29, 2006, incorporated by reference to Exhibit 10.3.e.ii of Form 10-K for the year ended December 31, 2006.

10.3.e*	Employment Agreement between Cedar Shopping Centers, Inc. and Lawrence E. Kreider, Jr., dated as of June 20, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 20, 2007.

10.3.f*	Consulting Agreement between Cedar Shopping Centers, Inc. and Thomas J. O’Keeffe, dated as of June 20, 2007, incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 20, 2007.

10.4.a	Loan Agreement from General Electric Capital Corp. to Fairview Plaza Associates, L.P., dated as of January 10, 2003, incorporated by reference to Exhibit 10.5 of Form 8-K filed on February 21, 2003.

10.4.b	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Fairview Plaza Associates, L.P. for the benefit of General Electric Capital Corporation, is executed as of January 10, 2003, incorporated by reference to Exhibit 10.7 of Form 8-K filed on February 21, 2003.

10.4.c	Promissory Note for Fairview Plaza Associates, L.P. to General Electric Capital Corporation, dated January 10, 2003, incorporated by reference to Exhibit 10.8 of Form 8-K filed on February 21, 2003.

10.4.d	Loans to One Borrower Certificate from General Electric Capital Corp. to Fairview Plaza Associates, L.P. guaranteed by Cedar Income Fund, Ltd., dated January 10, 2003, incorporated by reference to Exhibit 10.10 of Form 8-K filed on February 21, 2003.

10.4.e	Loan Agreement by and between Newport Plaza Associates, L.P. and Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.17 of Form 8-K filed on February 21, 2003.

10.4.f	Promissory Note from Citizens Bank of Pennsylvania for the benefit of Newport Plaza Associates, L.P., dated as of February 6, 2003, incorporated by reference to Exhibit 10.18 of Form 8-K filed on February 21, 2003.

10.4.g	Open-End Mortgage and Security Agreement between Newport Plaza Associates, L.P. and Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.19 of Form 8-K filed on February 21, 2003.

10.4.h	Guaranty and Suretyship Agreement by Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P. made in favor of Citizens Bank of Pennsylvania, made as of February 6, 2003, incorporated by reference to Exhibit 10.23 of Form 8-K filed on February 21, 2003.

10.4.i	Loan Agreement by and between Halifax Plaza Associates, L.P. and Citizens Bank of Pennsylvania, made as of February 6, 2003, incorporated by reference to Exhibit 10.33 of Form 8-K filed on February 21, 2003.

10.4.j	Promissory Note for Halifax Plaza Associates, L.P. to Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.34 of Form 8-K filed on February 21, 2003.

10.4.k	Open-End Mortgage and Security Agreement between Halifax Plaza Associates, L.P. and Citizens Bank of Pennsylvania, dated as of February 6, 2003, incorporated by reference to Exhibit 10.35 of Form 8-K filed on February 21, 2003.

Item	Title or Description

10.4.l	Guaranty and Suretyship Agreement by Cedar Income Fund, Ltd. and Cedar Income Fund Partnership, L.P. in favor of Citizens Bank of Pennsylvania, made as of February 6, 2003, incorporated by reference to Exhibit 10.39 of Form 8-K filed on February 21, 2003.

10.5.a	Loan Agreement (the “Loan Agreement”) by and among Cedar Shopping Centers Partnership, L.P., Fleet National Bank (now Bank of America), Commerzbank AG New York Branch, PB Capital Corporation, Manufacturers and Traders Trust Company, Sovereign Bank, Raymond James Bank, FSB, Citizens Bank and the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”) and Fleet National Bank (as Administrative Agent), dated January 30, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 22, 2004.

10.5.b	First Amendment to Loan Agreement, dated as of June 16, 2004, incorporated by reference to Exhibit 10.10.b of Form 10-K for the year ended December 31, 2004.

10.5.c	Second Amendment to Loan Agreement, dated as of November 2, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 8, 2004.

10.5.d	Third Amendment to Loan Agreement, dated as of January 28, 2005, incorporated by reference to Exhibit 10.10.d of Form 10-K for the year ended December 31, 2004.

10.5.e	Fourth Amendment to Loan Agreement, dated as of December 16, 2005, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 21, 2005.

10.5.f	Fifth Amendment to Loan Agreement, dated as of June 29, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2006.

10.5.g	Sixth Amendment to Loan Agreement, dated as of October 20, 2006, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 24, 2006.

10.5.h	Seventh Amendment to Loan Agreement, dated as of October 17, 2007.

10.6.a	Loan Agreement between Patrician Financial Company Limited Partnership as Lender and Townfair Center Associates as Borrower, dated as of February 13, 1998, incorporated by reference to Exhibit 10.10 of Form 8-K filed on March 22, 2004.

10.6.b	Promissory Note (Townfair Center Phases I & II) from Cedar Shopping Centers Partnership, L.P. to Patrician Financial Company Limited Partnership, Note Date: February 13, 1998, incorporated by reference to Exhibit 10.11 of Form 8-K filed on March 22, 2004.

10.6.c	Open-End Mortgage, Assignment of Leases and Rents and Security Agreement by Townfair Center Associates in favor of Patrician Financial Company Limited Partnership, entered into as of February 13, 1998, incorporated by reference to Exhibit 10.12 of Form 8-K filed on March 22, 2004.

10.7.a	Loan Agreement between Cedar-Franklin Village LLC as Borrower and Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004, incorporated by reference to Exhibit 10.13 of Form 8-K filed on November 5, 2004.

10.7.b	Promissory Note for Cedar-Franklin Village LLC to Eurohypo AG, New York Branch, dated November 1, 2004, incorporated by reference to Exhibit 10.14 of Form 8-K filed on November 5, 2004.

10.7.c	Mortgage and Security Agreement for Cedar-Franklin Village LLC as Borrower to Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004, incorporated by reference to Exhibit 10.15 of Form 8-K filed on November 5, 2004.

10.7.d	Guaranty for Cedar Shopping Centers Partnership, L.P. as Guarantor for the benefit of Eurohypo AG, New York Branch as Lender, executed as of November 1, 2004, incorporated by reference to Exhibit 10.18 of Form 8-K filed on November 5, 2004.

10.8.a	Contribution and Sale Agreement dated as of February 3, 2005, among various affiliates of Giltz & Associates, Inc., each an Ohio limited liability company, as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 8, 2005.

Item	Title or Description

10.8.b	Amendment to Contribution and Sale Agreement, dated as of April 5, 2005, among various affiliates of Giltz & Associates, Inc., each an Ohio limited liability company, as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 8, 2005.

10.8.c	Second Amendment to Contribution and Sale Agreement, dated as of April 25, 2005, among various affiliates of Giltz & Associates, Inc., each an Ohio limited liability company, as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 27, 2005.

10.9.a	Purchase and Sale Agreement dated as of May 10, 2005, among the various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 29, 2005.

10.9.b	Amendment to Purchase and Sale Agreement, dated as of June 22, 2005, among various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 29, 2005.

10.9.c	Amendment No. 2 to Purchase and Sale Agreement, dated as of July 11, 2005, among various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.3 of Form 8-K filed on June 29, 2005.

10.9.d	Amendment No. 3 to Purchase and Sale Agreement, dated as of July 26, 2005, among various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.4 of Form 8-K filed on June 29, 2005.

10.9.e	Amendment No. 4 to Purchase and Sale Agreement, dated as of August 11, 2005, among various ownership interests of certain shopping center properties (the “RVG Entity Owners”), as sellers, and Cedar Shopping Centers Partnership, L.P., a Delaware limited partnership, as purchaser, incorporated by reference to Exhibit 10.5 of Form 8-K filed on June 29, 2005.

10.10	Agreement Regarding Purchase of Partnership Interests By and Between Cedar Shopping Centers Partnership, L.P. and Homburg Holdings (U.S.) Inc. dated as of March 26, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 6, 2007.

10.10.a	First Amendment to Agreement Regarding Purchase of Partnership Interests dated as of June 29, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 12, 2007.

10.10.b	Second Amendment to Agreement Regarding Purchase of Partnership Interests dated as of October 31, 2007, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 12, 2007.

10.11	Voting Agreement dated February 13, 2008 among Cedar Shopping Centers, Inc., Inland American Real Estate Trust, Inc., Inland Investment Advisors, Inc. Inland Real Estate Investment Corporation and The Inland Group, Inc.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

Item	Title or Description

32.2	Section 906 Chief Financial Officer Certification

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.

(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a) (3) above.

(c)	The following documents are filed as part of the report:

None.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR SHOPPING CENTERS, INC.

/s/ LEO S. ULLMAN Leo S. Ullman	/s/ LAWRENCE E. KREIDER, JR. Lawrence E. Kreider, Jr.
President and Chairman	Chief Financial Officer
(principal executive officer)	(principal financial officer)

/s/ GASPARE J. SAITTA, II Gaspare J. Saitta, II	/s/ JEFFREY L. GOLDBERG Jeffrey L. Goldberg
Chief Accounting Officer	Corporate Controller
(principal accounting officer)

March 13, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and as of the date indicated this report has been signed by the below.

/s/ JAMES J. BURNS James J. Burns	/s/ RICHARD HOMBURG Richard Homburg
Director	Director

/s/ PAUL G. KIRK, JR. Paul G. Kirk, Jr.	/s/ EVERETT B. MILLER, III Everett B. Miller, III
Director	Director

/s/ LEO S. ULLMAN Leo S. Ullman	/s/ BRENDA J. WALKER Brenda J. Walker
Director	Director

/s/ROGER M. WIDMANN Roger M. Widmann
Director
March 13, 2008

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2007

									Gross amount at which carried at
				Year built/	Gross	Initial cost to the Company		Subsequent	December 31, 2007
		Year	Percent	Year last	leasable		Buildings and	cost		Buildings and		Accumulated	Amount Of
Property	State	acquired	owned	renovated	area	Land	improvements	capitalized	Land	improvements	Total	depreciation (4)	encumbrance

Wholly-Owned Stabilized Properties (1):
Academy Plaza	PA	2001	100%	1965/1998	152,068	$2,406,000	$9,623,000	$1,059,000	$2,406,000	$10,682,000	$13,088,000	$1,690,000	$9,770,000
Annie Land Plaza	VA	2006	100%	1999	42,500	809,000	3,857,000	1,000	809,000	3,858,000	4,667,000	205,000	(3)
Camp Hill	PA	2002	100%	1958/2005	459,730	4,460,000	17,857,000	42,003,000	4,424,000	59,896,000	64,320,000	4,602,000	65,000,000
Carbondale Plaza	PA	2004	100%	1972/2005	129,915	1,586,000	7,289,000	2,647,000	1,586,000	9,936,000	11,522,000	1,227,000	5,328,000
Carll’s Corner	NJ	2007	100%	1960's-1999/2004	129,582	3,034,000	15,303,000	—	3,034,000	15,303,000	18,337,000	47,000	6,132,000
Carman’s Plaza	NY	2007	100%	1954/2007	194,481	8,539,000	35,040,000	(400,000)	8,539,000	34,640,000	43,179,000	311,000	33,299,000
Carrollton Discount Drug Mart Plaza	OH	2005	100%	2000	40,480	713,000	3,316,000	22,000	713,000	3,338,000	4,051,000	336,000	2,410,000
Centerville Discount Drug Mart Plaza	OH	2005	100%	2000	49,287	780,000	3,607,000	2,261,000	1,219,000	5,429,000	6,648,000	427,000	2,890,000
Circle Plaza	PA	2007	100%	1979/1991	92,171	561,000	2,884,000	—	561,000	2,884,000	3,445,000	32,000
Clyde Discount Drug Mart Plaza	OH	2005	100%	2002	34,592	451,000	2,326,000	1,110,000	673,000	3,214,000	3,887,000	265,000	2,005,000
Coliseum Marketplace	VA	2005	100%	1987/2005	105,015	2,924,000	14,416,000	3,392,000	3,586,000	17,146,000	20,732,000	1,720,000	12,718,000
Columbus Crossing	PA	2003	100%	2001	142,166	4,579,000	19,135,000	114,000	4,579,000	19,249,000	23,828,000	2,313,000	(3)
CVS at Bradford	PA	2005	100%	1996	10,722	291,000	1,466,000	16,000	291,000	1,482,000	1,773,000	146,000	944,000
CVS at Celina	OH	2005	100%	1998	10,195	418,000	1,967,000	—	418,000	1,967,000	2,385,000	165,000	1,616,000
CVS at Erie	PA	2005	100%	1997	10,125	399,000	1,783,000	—	399,000	1,783,000	2,182,000	142,000	1,304,000
CVS at Kinderhook	NY	2006	100%	2007	13,225	1,678,000	—	1,930,000	2,492,000	1,116,000	3,608,000	13,000
CVS at Portage Trail	OH	2005	100%	1996	10,722	341,000	1,603,000	—	341,000	1,603,000	1,944,000	138,000	1,018,000
CVS at Westfield	NY	2005	100%	2000	10,125	339,000	1,558,000	1,000	339,000	1,559,000	1,898,000	120,000	(3)
Dover Discount Drug Mart Plaza	OH	2005	100%	2002	38,409	563,000	2,790,000	4,000	563,000	2,794,000	3,357,000	446,000	2,193,000
Elmhurst Square	VA	2006	100%	1961-1983	66,250	1,371,000	5,994,000	150,000	1,371,000	6,144,000	7,515,000	272,000	4,181,000
Enon Discount Drug Mart Plaza	OH	2007	100%	2005-2006	42,876	904,000	3,424,000	—	904,000	3,424,000	4,328,000	—
Fairfield Plaza	CT	2005	100%	2001/2005	72,279	1,816,000	7,891,000	1,886,000	2,202,000	9,391,000	11,593,000	988,000	5,283,000
Fairview Commons	PA	2007	100%	1976/2003	59,578	858,000	3,568,000	60,000	858,000	3,628,000	4,486,000	189,000	(3)
Family Dollar at Zanesville	OH	2005	100%	2000	6,900	82,000	569,000	2,000	82,000	571,000	653,000	160,000	(3)
FirstMerit Bank at Akron	OH	2005	100%	1996	3,200	169,000	734,000	3,000	169,000	737,000	906,000	69,000	(3)
FirstMerit Bank at Cuyahoga Falls	OH	2006	100%	1973/2003	18,300	264,000	1,304,000	—	264,000	1,304,000	1,568,000	61,000	(3)
Franklin Village Plaza	MA	2004	100%	1987/2005	301,519	13,817,000	58,204,000	1,213,000	13,817,000	59,417,000	73,234,000	6,929,000	43,500,000
Gabriel Brothers Plaza	OH	2005	100%	1970's/2004	83,740	947,000	3,691,000	208,000	947,000	3,899,000	4,846,000	383,000	3,160,000
Gahanna Discount Drug Mart Plaza	OH	2006	100%	2003	48,080	1,379,000	5,385,000	1,727,000	1,738,000	6,753,000	8,491,000	362,000	5,133,000
General Booth Plaza	VA	2005	100%	1985	73,320	1,935,000	9,493,000	24,000	1,935,000	9,517,000	11,452,000	1,080,000	5,663,000
Gold Star Plaza	PA	2006	100%	1988	71,729	1,644,000	6,519,000	(10,000)	1,644,000	6,509,000	8,153,000	435,000	2,783,000
Golden Triangle	PA	2003	100%	1960/2005	202,943	2,320,000	9,713,000	9,394,000	2,320,000	19,107,000	21,427,000	2,140,000	8,878,000
Groton Shopping Center	CT	2007	100%	1969	117,986	3,070,000	12,385,000	1,000	3,070,000	12,386,000	15,456,000	244,000	11,665,000
Hamburg Commons	PA	2004	100%	1988-1993	99,580	1,153,000	4,678,000	5,113,000	1,153,000	9,791,000	10,944,000	800,000	5,324,000
Hannaford Plaza	MA	2006	100%	1965/2006	102,459	1,874,000	8,453,000	142,000	1,874,000	8,595,000	10,469,000	427,000	(3)
Hilliard Discount Drug Mart Plaza	OH	2007	100%	2003	40,988	1,200,000	3,977,000	574,000	1,200,000	4,551,000	5,751,000	56,000
Hills & Dales Discount Drug Mart Plaza	OH	2007	100%	1992-2007	33,553	786,000	2,967,000	—	786,000	2,967,000	3,753,000	—
Hudson Discount Drug Mart Plaza	OH	2005	100%	2000	32,259	770,000	3,535,000	41,000	770,000	3,576,000	4,346,000	310,000	2,544,000

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2007
(continued)

									Gross amount at which carried at
				Year built/	Gross	Initial cost to the Company		Subsequent		December 31, 2007
		Year	Percent	Year last	leasable		Buildings and	cost		Buildings and		Accumulated	Amount Of
Property	State	acquired	owned	renovated	area	Land	improvements	capitalized	Land	improvements	Total	depreciation(4)	encumbrance

Jordan Lane	CT	2005	100%	1969/1991	181,735	4,291,000	20,866,000	254,000	4,291,000	21,120,000	25,411,000	1,603,000	13,483,000
Kempsville Crossing	VA	2005	100%	1985	94,477	2,207,000	11,000,000	111,000	2,207,000	11,111,000	13,318,000	1,254,000	6,422,000
Kenley Village	MD	2005	100%	1988	51,894	726,000	3,512,000	21,000	726,000	3,533,000	4,259,000	699,000	(3)
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	11,795,000	(7,000)	2,413,000	11,788,000	14,201,000	134,000	8,051,000
Kingston Plaza	NY	2006	100%	2006	18,337	2,891,000	—	2,345,000	2,891,000	2,345,000	5,236,000	68,000
LA Fitness Facility	PA	2002	100%	2003	41,000	2,462,000	—	5,176,000	2,462,000	5,176,000	7,638,000	505,000	4,754,000
Liberty Marketplace	PA	2005	100%	2003	68,200	2,665,000	12,639,000	192,000	2,695,000	12,801,000	15,496,000	1,019,000	9,865,000
Lodi Discount Drug Mart Plaza	OH	2005	100%	2003	38,576	704,000	3,393,000	40,000	704,000	3,433,000	4,137,000	370,000	2,443,000
Long Reach Village	MD	2006	100%	1973/1998	104,922	1,721,000	8,554,000	116,000	1,721,000	8,670,000	10,391,000	527,000	4,848,000
McCormick Place	OH	2005	100%	1995	46,000	847,000	4,022,000	33,000	847,000	4,055,000	4,902,000	500,000	2,683,000
McDonalds/Waffle House at Medina	OH	2005	100%	2003	6,000	737,000	132,000	—	737,000	132,000	869,000	20,000	(3)
Mechanicsburg Giant	PA	2005	100%	2003	51,500	2,709,000	12,159,000	—	2,709,000	12,159,000	14,868,000	805,000	10,205,000
Oak Ridge	VA	2006	100%	2000	38,700	960,000	4,254,000	17,000	960,000	4,271,000	5,231,000	158,000	3,554,000
Oakhurst Plaza	PA	2006	100%	1980/2001	111,869	4,539,000	18,177,000	10,000	4,539,000	18,187,000	22,726,000	933,000	(3)
Oakland Commons	CT	2007	100%	1962/1995	89,850	2,504,000	15,662,000	15,000	2,504,000	15,677,000	18,181,000	431,000	(3)
Oakland Mills	MD	2005	100%	1960's/2004	58,224	1,611,000	6,292,000	20,000	1,611,000	6,312,000	7,923,000	737,000	5,069,000
Ontario Discount Drug Mart Plaza	OH	2005	100%	2002	38,623	809,000	3,643,000	11,000	809,000	3,654,000	4,463,000	355,000	2,255,000
Palmyra Shopping Center	PA	2005	100%	1960/1995	112,108	1,488,000	6,566,000	12,000	1,488,000	6,578,000	8,066,000	679,000	(3)
Pickerington Discount Drug Mart Plaza	OH	2005	100%	2002	47,810	1,186,000	5,396,000	679,000	1,305,000	5,956,000	7,261,000	541,000	4,294,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	79,306	1,622,000	6,489,000	9,000	1,622,000	6,498,000	8,120,000	774,000	5,997,000
Polaris Discount Drug Mart Plaza	OH	2005	100%	2001	50,283	1,242,000	5,816,000	16,000	1,242,000	5,832,000	7,074,000	715,000	4,602,000
Pondside Plaza	NY	2005	100%	2003	19,340	365,000	1,612,000	5,000	365,000	1,617,000	1,982,000	180,000	1,193,000
Port Richmond Village	PA	2001	100%	1988	154,908	2,942,000	11,769,000	606,000	2,942,000	12,375,000	15,317,000	1,929,000	10,584,000
Powell Discount Drug Mart Plaza	OH	2005	100%	2001	51,332	1,384,000	6,121,000	34,000	1,384,000	6,155,000	7,539,000	649,000	4,409,000
Price Chopper Plaza	MA	2007	100%	1960's-2004	101,824	3,551,000	18,390,000	32,000	3,551,000	18,422,000	21,973,000	100,000
Rite Aid at Massillon	OH	2005	100%	1999	10,125	442,000	2,014,000	—	442,000	2,014,000	2,456,000	158,000	1,624,000
River View Plaza I, II and III	PA	2003	100%	1991/1998	244,225	9,718,000	40,356,000	3,475,000	9,718,000	43,831,000	53,549,000	5,271,000	(3)
Shaw’s Plaza	MA	2006	100%	1968/1998	176,609	5,780,000	24,898,000	224,000	5,780,000	25,122,000	30,902,000	1,235,000	13,937,000
Shelby Discount Drug Mart Plaza	OH	2005	100%	2002	36,596	671,000	3,264,000	12,000	671,000	3,276,000	3,947,000	386,000	2,255,000
Shoppes at Salem Run	VA	2005	100%	2005	15,100	1,076,000	4,253,000	10,000	1,076,000	4,263,000	5,339,000	250,000	(3)
Shore Mall	NJ	2006	100%	1960/1980	609,797	7,179,000	37,868,000	1,199,000	7,179,000	39,067,000	46,246,000	2,440,000	32,070,000
Smithfield Plaza	VA	2005	100%	1988	45,544	1,049,000	5,220,000	—	1,049,000	5,220,000	6,269,000	494,000	3,617,000
South Philadelphia	PA	2003	100%	1950/2003	283,415	8,222,000	35,907,000	2,334,000	8,222,000	38,241,000	46,463,000	5,145,000	(3)
St. James Square	MD	2005	100%	2000	39,903	688,000	3,838,000	523,000	688,000	4,361,000	5,049,000	481,000	(3)
Staples at Oswego	NY	2005	100%	2000	23,884	635,000	2,991,000	9,000	635,000	3,000,000	3,635,000	293,000	2,320,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000	—	1,402,000	7,236,000	8,638,000	734,000	4,862,000
Sunset Crossing	PA	2003	100%	2002	74,142	2,150,000	8,980,000	88,000	2,150,000	9,068,000	11,218,000	1,063,000	(3)
Swede Square	PA	2003	100%	1980/2004	98,792	2,268,000	6,232,000	2,469,000	2,268,000	8,701,000	10,969,000	1,540,000	(3)
The Brickyard	CT	2004	100%	1990	274,553	6,465,000	28,281,000	433,000	6,465,000	28,714,000	35,179,000	3,427,000	(3)

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2007
(continued)

									Gross amount at which carried at
				Year built/	Gross	Initial cost to the Company		Subsequent		December 31, 2007
		Year	Percent	Year last	leasable		Buildings and	cost		Buildings and		Accumulated	Amount Of
Property	State	acquired	owned	renovated	area	Land	improvements	capitalized	Land	improvements	Total	depreciation(4)	encumbrance

The Commons	PA	2004	100%	2003	175,121	3,098,000	14,047,000	26,000	3,098,000	14,073,000	17,171,000	2,140,000	(3)
The Point	PA	2000	100%	1972/2001	250,697	2,700,000	10,800,000	11,435,000	2,996,000	21,939,000	24,935,000	4,061,000	18,175,000
The Point at Carlisle Plaza	PA	2005	100%	1965/1984	182,859	2,233,000	11,105,000	103,000	2,233,000	11,208,000	13,441,000	1,225,000	(3)
The Shops at Suffolk Downs	MA	2005	100%	2005	85,829	3,564,000	11,089,000	41,000	3,564,000	11,130,000	14,694,000	788,000	(3)
Timpany Plaza	MA	2007	100%	1970's-1989	183,775	3,412,000	16,205,000	(1,000)	3,412,000	16,204,000	19,616,000	52,000	8,725,000
Trexler Mall	PA	2005	100%	1973/2004	339,363	6,932,000	31,661,000	586,000	6,932,000	32,247,000	39,179,000	2,209,000	22,328,000
Ukrop’s at Fredericksburg	VA	2005	100%	1997	63,000	3,213,000	12,758,000	—	3,213,000	12,758,000	15,971,000	777,000	(3)
Ukrop’s at Glen Allen	VA	2005	100%	2000	43,000	6,769,000	213,000	—	6,769,000	213,000	6,982,000	104,000	(3)
Valley Plaza	MD	2003	100%	1975/1994	191,189	1,950,000	7,766,000	267,000	1,950,000	8,033,000	9,983,000	911,000	(3)
Virginia Center Commons	VA	2005	100%	2002	9,763	992,000	3,860,000	—	992,000	3,860,000	4,852,000	302,000	(3)
Virginia Little Creek	VA	2005	100%	1996/2001	69,620	1,650,000	8,350,000	—	1,650,000	8,350,000	10,000,000	779,000	5,638,000
Wal-Mart Center	CT	2003	100%	1972/2000	155,739	—	11,834,000	14,000	—	11,848,000	11,848,000	1,285,000	5,991,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,290	2,061,000	7,314,000	2,735,000	2,061,000	10,049,000	12,110,000	1,526,000	8,800,000
West Bridgewater	MA	2007	100%	1970/2007	135,449	2,823,000	14,901,000	(101,000)	2,823,000	14,800,000	17,623,000	131,000	10,888,000
Westlake Discount Drug Mart Plaza	OH	2005	100%	2005	55,775	1,004,000	3,905,000	—	1,004,000	3,905,000	4,909,000	230,000	3,304,000
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,402,000	(28,000)	5,940,000	25,374,000	31,314,000	345,000	21,040,000

Total Wholly-Owned Stabilized Properties					9,235,462	215,892,000	899,111,000	110,288,000	219,183,000	1,006,108,000	1,225,291,000	84,717,000	515,026,000

Properties Owned in Joint Venture: (2)
Homburg Joint Venture:
Aston Center	PA	2007	20%	2005	55,000	4,319,000	17,070,000	—	4,319,000	17,070,000	21,389,000	355,000	13,252,000
Ayr Town Center	PA	2007	20%	2005	55,600	2,442,000	9,748,000	—	2,442,000	9,748,000	12,190,000	229,000	7,467,000
Fieldstone Marketplace	MA	2005	20%	1988/2003	193,970	5,229,000	21,440,000	(5,000)	5,229,000	21,435,000	26,664,000	1,634,000	19,333,000
Meadows Marketplace	PA	2004	20%	2005	89,138	1,914,000	—	11,246,000	1,914,000	11,246,000	13,160,000	584,000	10,627,000
Parkway Plaza	PA	2007	20%	1998-2002	106,628	4,647,000	19,420,000	1,000	4,647,000	19,421,000	24,068,000	486,000	14,300,000
Pennsboro Commons	PA	2005	20%	1999	108,584	3,608,000	14,254,000	71,000	3,608,000	14,325,000	17,933,000	1,171,000	11,280,000
Scott Town Center	PA	2007	20%	2004	67,933	2,959,000	11,800,000	—	2,959,000	11,800,000	14,759,000	294,000	8,903,000
Spring Meadow Shopping Center	PA	2007	20%	2004	67,850	4,111,000	16,410,000	18,000	4,111,000	16,428,000	20,539,000	358,000	13,176,000
Stonehedge Square	PA	2006	20%	1990/2006	88,677	2,732,000	11,614,000	(18,000)	2,698,000	11,630,000	14,328,000	634,000	8,700,000

					833,380	31,961,000	121,756,000	11,313,000	31,927,000	133,103,000	165,030,000	5,745,000	107,038,000

Kimco Joint Venture:
Fairview Plaza	PA	2003	30%	1992	69,579	1,811,000	7,272,000	216,000	1,811,000	7,488,000	9,299,000	935,000	5,680,000
Halifax Plaza	PA	2003	30%	1994	54,150	1,102,000	4,609,000	90,000	1,102,000	4,699,000	5,801,000	577,000	3,830,000
Loyal Plaza	PA	2002	25%	1969/2000	293,825	3,853,000	15,620,000	1,602,000	3,853,000	17,222,000	21,075,000	2,649,000	13,021,000
Newport Plaza	PA	2003	30%	1996	66,789	1,316,000	5,320,000	251,000	1,316,000	5,571,000	6,887,000	672,000	4,909,000

					484,343	8,082,000	32,821,000	2,159,000	8,082,000	34,980,000	43,062,000	4,833,000	27,440,000

Total Consolidated Joint Ventures					1,317,723	40,043,000	154,577,000	13,472,000	40,009,000	168,083,000	208,092,000	10,578,000	134,478,000

Total Stabilized Properties					10,553,185	255,935,000	1,053,688,000	123,760,000	259,192,000	1,174,191,000	1,433,383,000	95,295,000	649,504,000

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2007
(continued)

									Gross amount at which carried at
				Year built/	Gross	Initial cost to the Company		Subsequent		December 31, 2007
		Year	Percent	Year last	leasable		Buildings and	cost		Buildings and		Accumulated	Amount Of
Property	State	acquired	owned	renovated	area	Land	improvements	capitalized	Land	improvements	Total	depreciation(4)	encumbrance

Development/Redevelopment and Other Non-Stabilized Properties (1):
Columbia Mall	PA	2005	100%	1988	350,703	2,855,000	15,600,000	1,050,000	2,855,000	16,650,000	19,505,000	1,330,000
Dunmore Shopping Center	PA	2005	100%	1962/1997	101,000	565,000	2,203,000	40,000	565,000	2,243,000	2,808,000	245,000
East Chestnut	PA	2005	100%	1996	21,180	800,000	3,699,000	—	800,000	3,699,000	4,499,000	509,000	2,186,000
Grove City Discount Drug Mart Plaza	OH	2007	100%	2005	40,848	874,000	3,394,000	—	874,000	3,394,000	4,268,000	80,000
Huntingdon Plaza	PA	2004	100%	1972 - 2003	151,697	933,000	4,129,000	968,000	933,000	5,097,000	6,030,000	495,000
Lake Raystown Plaza	PA	2004	100%	1995	145,727	2,231,000	6,735,000	8,071,000	2,231,000	14,806,000	17,037,000	1,313,000	(3)
Townfair Center	PA	2004	100%	2002	203,531	3,022,000	13,786,000	472,000	3,022,000	14,258,000	17,280,000	2,165,000	9,384,000
Trexlertown Plaza	PA	2006	100%	1990/2005	241,381	5,262,000	23,867,000	790,000	5,262,000	24,657,000	29,919,000	1,407,000	(3)
Value City Shopping Center	MI	2005	100%	1950's/2003	117,000	189,000	1,323,000	1,000,000	360,000	2,152,000	2,512,000	234,000

Total Non-Stabilized Properties					1,373,067	16,731,000	74,736,000	12,391,000	16,902,000	86,956,000	103,858,000	7,778,000	11,570,000

Total Operating Portfolio					11,926,252	272,666,000	1,128,424,000	136,151,000	276,094,000	1,261,147,000	1,537,241,000	103,073,000	661,074,000

Land Held For Development:
Bergstrasse	PA	2006	100%	N/A	N/A	1,640,000	—	83,000	1,640,000	83,000	1,723,000	—
Blue Mountain Commons	PA	2006	100%	N/A	N/A	13,742,000	—	2,574,000	14,065,000	2,251,000	16,316,000	—
Columbia Mall	PA	2006	100%	N/A	N/A	1,466,000	—	273,000	1,466,000	273,000	1,739,000	—
Halifax Plaza	PA	2004	100%	N/A	N/A	1,107,000	—	1,350,000	1,503,000	954,000	2,457,000	—
Liberty Marketplace	PA	2007	100%	N/A	N/A	1,564,000	—	2,000	1,564,000	2,000	1,566,000	—
Pine Grove Plaza	NJ	2003	100%	N/A	N/A	388,000	—	15,000	388,000	15,000	403,000	—
Shore Mall	NJ	2006	100%	N/A	N/A	2,018,000	—	—	2,018,000	0	2,018,000	—
The Brickyard	CT	2007	100%	N/A	N/A	1,167,000	—	21,000	1,167,000	21,000	1,188,000	—
The Shops at Suffolk Downs	MA	2005	100%	N/A	N/A	4,016,000	—	599,000	4,016,000	599,000	4,615,000	—
Trexlertown Plaza	PA	2006	100%	N/A	N/A	8,087,000	—	1,013,000	8,087,000	1,013,000	9,100,000	—
Trindle Spring	PA	2006	100%	N/A	N/A	1,028,000	—	265,000	1,148,000	145,000	1,293,000	—
Upland Square	PA	2007	60%	N/A	N/A	—	—	5,158,000	—	5,158,000	5,158,000	—
Various projects in progress	N/A	2007	100%	N/A	N/A	—	—	744,000	—	744,000	744,000	62,000

Total Land Held For Development					N/A	36,223,000	—	12,097,000	37,062,000	11,258,000	48,320,000	62,000	—

Total Carrying Value					11,926,252	$308,889,000	$1,128,424,000	$148,248,000	$313,156,000	$1,272,405,000	$1,585,561,000	$103,135,000	$661,074,000

Property Held For Sale	MI	2005	100%	1960's/2003	77,688	$2,341,000	$9,175,000	$702,000	$2,443,000	$9,775,000	$12,218,000	$486,000	(3)

Unconsolidated Joint Venture (5)											$3,757,000

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2007
(continued)
     The changes in real estate and accumulated depreciation for the three years ended December 31, 2007 are as follows (6):

	2007	2006	2005
Cost
Balance, beginning of year	$1,230,402,000	$969,440,000	$521,352,000
Deconsolidation of Red Lion joint venture	—	(19,889,000)	—
Properties acquired	321,915,000	240,692,000	407,635,000
Improvements and betterments	33,244,000	40,159,000	40,843,000
Write-off of fully depreciated assets	—	—	(390,000)

Balance, end of year	$1,585,561,000	$1,230,402,000	$969,440,000

Accumulated depreciation
Balance, beginning of year	$64,458,000	$34,417,000	$16,027,000
Deconsolidation of Red Lion joint venture	—	(1,524,000)	—
Depreciation expense	38,677,000	31,565,000	18,780,000
Write-off of fully depreciated assets	—	—	(390,000)

Balance, end of year	$103,135,000	$64,458,000	$34,417,000

Net book value	$1,482,426,000	$1,165,944,000	$935,023,000

(1)	“Stabilized properties” are those properties which are as least 80% leased and not designated as “development/redevelopment” properties as of December 31, 2007.

Four of the Company’s properties are being re-tenanted, are non-stabilized, and are not designated as development/redevelopment properties as of December 31, 2007.

(2)	The terms of four of the joint venture agreements provide, among other things, that the minority interest partners receive certain preference returns on their investments prior to any distributions to the Company.

(3)	Properties pledged as collateral under the Company’s secured revolving credit facility. The total net book value of all such properties was $366,207,000 at December 31, 2007; the total amount outstanding under the secured revolving credit facility at that date was $190,440,000.

(4)	Depreciation is provided over the estimated useful lives of buildings and improvements, which range from 3 to 40 years.

(5)	The Company has a 49% interest in an unconsolidated joint venture, which owns a single-tenant office property located in Philadelphia, PA.

(6)	Restated to reflect the reclassification of a property acquired in 2005 to “held for sale”.