Form 10-Q
period 2008-03-31
CEDAR SHOPPING CENTERS INC
filed 2008-05-06
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
     Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2008, there were 44,460,886 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2008	2007
	(unaudited)
Assets
Real estate:
Land	$346,852,000	$313,156,000
Buildings and improvements	1,286,335,000	1,272,405,000

	1,633,187,000	1,585,561,000

Less accumulated depreciation	(113,763,000)	(103,135,000)

Real estate, net	1,519,424,000	1,482,426,000

Property and related assets held for sale, net of accumulated depreciation	12,170,000	12,135,000
Investment in unconsolidated joint venture	3,775,000	3,757,000

Cash and cash equivalents	14,434,000	20,307,000
Restricted cash	19,172,000	17,839,000
Rents and other receivables, net	9,148,000	7,640,000
Straight-line rents receivable	11,941,000	11,242,000
Other assets	10,402,000	9,778,000
Deferred charges, net	28,952,000	29,860,000

Total assets	$1,629,418,000	$1,594,984,000

Liabilities and shareholders’ equity
Mortgage loans payable	$676,951,000	$661,074,000
Secured revolving credit facility	226,740,000	190,440,000
Accounts payable and accrued expenses	23,253,000	26,068,000
Unamortized intangible lease liabilities	67,800,000	71,157,000

Total liabilities	994,744,000	948,739,000

Minority interests in consolidated joint ventures	57,669,000	62,402,000
Limited partners’ interest in Operating Partnership	25,388,000	25,689,000

Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 44,461,000 and 44,238,000 shares, respectively, issued and outstanding)	2,668,000	2,654,000
Treasury stock (701,000 and 616,000 shares, respectively, at cost)	(9,031,000)	(8,192,000)
Additional paid-in capital	573,765,000	572,392,000
Cumulative distributions in excess of net income	(104,406,000)	(97,514,000)
Accumulated other comprehensive (loss) income	(129,000)	64,000

Total shareholders’ equity	551,617,000	558,154,000

Total liabilities and shareholders’ equity	$1,629,418,000	$1,594,984,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2008	2007

Revenues:
Rents	$34,071,000	$28,274,000
Expense recoveries	8,918,000	7,192,000
Other	207,000	352,000

Total revenues	43,196,000	35,818,000

Expenses:
Operating, maintenance and management	8,138,000	6,999,000
Real estate and other property-related taxes	4,627,000	3,507,000
General and administrative	2,191,000	1,998,000
Depreciation and amortization	11,529,000	9,810,000

Total expenses	26,485,000	22,314,000

Operating income	16,711,000	13,504,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(11,384,000)	(7,920,000)
Interest income	158,000	275,000
Equity in income of unconsolidated joint venture	150,000	156,000

Total non-operating income and expense	(11,076,000)	(7,489,000)

Income before minority and limited partners’ interests and discontinued operations	5,635,000	6,015,000
Minority interests in consolidated joint ventures	(706,000)	(395,000)
Limited partners’ interest in Operating Partnership	(130,000)	(156,000)

Income from continuing operations	4,799,000	5,464,000
Discontinued operations, net of limited partners’ interest	280,000	145,000

Net income	5,079,000	5,609,000
Preferred distribution requirements	(1,967,000)	(1,954,000)

Net income applicable to common shareholders	$3,112,000	$3,655,000

Per common share (basic):
Income from continuing operations, net of preferred distribution requirements	$0.06	$0.08
Discontinued operations, net of limited partners’ interest	0.01	—

Net income applicable to common shareholders	$0.07	$0.08

Per common share (diluted):
Income from continuing operations, net of preferred distribution requirements	$0.06	$0.08
Discontinued operations, net of limited partners’ interest	0.01	—

Net income applicable to common shareholders	$0.07	$0.08

Dividends to common shareholders	$10,004,000	$9,929,000

Per common share	$0.225	$0.225

Weighted average number of common shares outstanding:
Basic	44,458,000	44,112,000

Diluted	44,459,000	44,119,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Shareholders’ Equity
Three months ended March 31, 2008
(unaudited)

	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other	Total
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive	shareholders’
	Shares	value	Shares	Par value	at cost	capital	net income	(loss) income	equity

Balance, December 31, 2007	3,550,000	$88,750,000	44,238,000	$2,654,000	$(8,192,000)	$572,392,000	$(97,514,000)	$64,000	$558,154,000

Net income							5,079,000		5,079,000
Unrealized (loss) on change in fair value of cash flow hedges								(193,000)	(193,000)

Total other comprehensive income									4,886,000

Deferred compensation activity, net			219,000	13,000	(839,000)	1,396,000			570,000
Conversion of OP Units into common stock			4,000	1,000		40,000			41,000
Preferred distribution requirements							(1,967,000)		(1,967,000)
Dividends to common shareholders							(10,004,000)		(10,004,000)
Reallocation adjustment of limited partners’ interest						(63,000)			(63,000)

Balance, March 31, 2008	3,550,000	$88,750,000	44,461,000	$2,668,000	$(9,031,000)	$573,765,000	$(104,406,000)	$(129,000)	$551,617,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flow from operating activities:
Net income	$5,079,000	$5,609,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Earnings in excess of distributions of consolidated joint venture minority interests	467,000	129,000
Equity in income of unconsolidated joint venture	(150,000)	(156,000)
Distributions from unconsolidated joint venture	132,000	132,000
Limited partners’ interest in Operating Partnership	143,000	163,000
Straight-line rents receivable	(711,000)	(967,000)
Depreciation and amortization	11,529,000	9,883,000
Amortization of intangible lease liabilities	(3,400,000)	(2,589,000)
Amortization relating to stock-based compensation	734,000	440,000
Amortization of deferred financing costs	403,000	352,000
Increases/decreases in operating assets and liabilities:
Cash at consolidated joint ventures	(148,000)	25,000
Rents and other receivables, net	(1,509,000)	(1,522,000)
Other	(272,000)	(709,000)
Accounts payable and accrued expenses	(86,000)	(3,908,000)

Net cash provided by operating activities	12,211,000	6,882,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(29,956,000)	(23,719,000)
Purchase of consolidated joint venture minority interests	(17,454,000)	—
Investment in unconsolidated joint venture	—	(8,000)
Construction escrows and other	(1,062,000)	63,000

Net cash (used in) investing activities	(48,472,000)	(23,664,000)

Cash flow from financing activities:
Net advances from line of credit	36,300,000	24,100,000
Proceeds from sales of common stock	—	4,132,000
Proceeds from mortgage financings	27,500,000	—
Mortgage repayments	(25,147,000)	(2,022,000)
Contribution from minority interest partner, net	3,993,000	—
Distributions in excess of earnings from consolidated joint venture minority interests	(27,000)	—
Distributions to limited partners	(457,000)	(443,000)
Preferred distribution requirements	(1,970,000)	(1,969,000)
Distributions to common shareholders	(10,004,000)	(9,929,000)
Refund (payments) of deferred financing costs, net	200,000	(198,000)

Net cash provided by financing activities	30,388,000	13,671,000

Net decrease in cash and cash equivalents	(5,873,000)	(3,111,000)
Cash and cash equivalents at beginning of period	20,307,000	17,885,000

Cash and cash equivalents at end of period	$14,434,000	$14,774,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on the ownership, operation, development and redevelopment of supermarket-anchored shopping centers in nine mid-Atlantic and New England states. At March 31, 2008, the Company owned 119 properties, aggregating approximately 12.0 million square feet of gross leasable area (“GLA”).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2008 and December 31, 2007, respectively, the Company owned a 95.6% economic interest in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.4% at March 31, 2008 and December 31, 2007, respectively) is represented by Operating Partnership Units (“OP Units”), and is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 2,030,000 OP Units outstanding at March 31, 2008 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. On January 3, 2008, the Company entered into a joint venture agreement, retaining a 75% general partnership interest, for the redevelopment of its shopping center in Bloomsburg, Pennsylvania, including adjacent land parcels. On March 18, 2008, the Company acquired the remaining interests (three at 70% and one at 75%) in four properties previously owned in joint venture.
     With respect to its ten consolidated operating joint ventures, the Company has general partnership interests of 20% (nine properties) and 75% (one property), and (i) as such entities are not variable-interest entities pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), and (ii) as the Company is the sole general partner and exercises substantial operating control over these entities pursuant to Emerging Issues Task Force (“EITF”) 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, the Company has determined that such partnerships should be consolidated for financial statement purposes. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
     The Company’s 60%-owned joint venture for a development project in Pottsgrove, Pennsylvania, is consolidated as it is deemed to be a variable interest entity and the Company is the primary income or loss beneficiary. The Company has a 49% interest (increased to 76.3% effective April 1, 2008) in an unconsolidated joint venture which owns a single-tenant office property, and which the Company has determined is not a variable-interest entity pursuant to FIN 46R. Although the Company exercises influence over this joint venture, it does not have operating control; accordingly, it accounts for its investment in this joint venture under the equity method.
     The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial information set forth therein. The 2007 financial statements have been revised, where necessary, to conform to the 2008 presentation, relating principally to the discontinued operation and the consolidated statement of cash flows. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.
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
Real Estate Investments and Discontinued Operations
     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
of the respective assets. Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred.
     Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization would be removed from the accounts and the resulting gain or loss, if any, would be reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to eliminate the operations of sold properties. Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $1,178,000 and $880,000 for the three months ended March 31, 2008 and 2007, respectively.
     The Company’s capitalization policy on its development and redevelopment properties is guided by Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under construction. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity.
     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that management review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairment provisions were recorded by the Company during the three months ended March 31, 2008 and 2007, respectively. A real estate investment held for sale is carried at the lower of its carrying amount or estimated fair value, less cost to sell. Depreciation and amortization are suspended during the period held for sale.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
     In 2007, the Company decided to dispose of Stadium Plaza, located in East Lansing, Michigan. The property, with 78,000 sq. ft. of GLA, is being marketed, and, in accordance with SFAS No. 144, the carrying value of the property’s assets (principally the net book value of the real estate) has been classified as “held for sale” on the Company’s consolidated balance sheets at March 31, 2008 and December 31, 2007 (there were no related “held for sale” liabilities associated with the property). In addition, the property’s results of operations have been classified as “discontinued operations” for all periods presented in the consolidated statements of income. No impairment provisions were required during the three months ended March 31, 2008 and 2007, respectively. The following is a summary of the components of income from discontinued operations:

	Three months ended March 31,
	2008	2007

Revenues:
Rents	$309,000	$290,000
Expense recoveries	130,000	83,000

Total revenues	439,000	373,000

Expenses:
Operating, maintenance and management	72,000	78,000
Real estate and other property-related taxes	74,000	70,000
Depreciation and amortization	—	73,000

	146,000	221,000

Operating income	293,000	152,000
Limited partners’ interest	(13,000)	(7,000)

Income from discontinued operations	$280,000	$145,000

     FIN 47, “Accounting for Conditional Asset Retirement Obligations”, provides clarification of the term “conditional asset retirement obligation” as used in SFAS No. 143, “Asset Retirement Obligations”, to be a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Interpretation requires that the Company record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three months ended March 31, 2008 and 2007, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
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
     With respect to substantially all of the Company’s acquisitions through March 31, 2008, including the acquisition of the remaining interests in four properties previously owned in joint venture and consolidated for financial reporting purposes, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis where applicable for recent acquisitions, to the intangible asset and liability accounts. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $67,800,000 and $71,157,000 at March 31, 2008 and December 31, 2007, respectively.
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $3,400,000 and $2,589,000 for the three months ended March 31, 2008 and 2007, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $4,348,000 and $3,296,000 for the respective three-month periods.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established, is not available to fund other property-level or Company-level obligations, and amounted to $16,042,000 and $14,857,000 at March 31 2008 and December 31, 2007, respectively. In addition, joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the general and minority interest partners be strictly controlled. Cash at consolidated joint ventures amounted to $3,130,000 and $2,982,000 at March 31, 2008 and December 31, 2007, respectively.
Rents and Other Receivables
     Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over base rents under applicable lease provisions is included in straight-line rents receivable on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred; such income is recognized in the periods earned. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until those specified sales targets are met.
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable and the allowance for bad debts by considering historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The allowance for doubtful accounts was $1,492,000 and $1,372,000 at March 31, 2008 and December 31, 2007, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
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
Other Assets
     Other assets at March 31, 2008 and December 31, 2007 are comprised of the following:

	Mar 31,	Dec 31,
	2008	2007

Deposits	$5,374,000	$4,594,000
Prepaid expenses	4,501,000	4,493,000
Other	527,000	691,000

	$10,402,000	$9,778,000

Deferred Charges, Net
     Deferred charges at March 31, 2008 and December 31, 2007 are net of accumulated amortization and are comprised of the following:

	Mar 31,	Dec 31,
	2008	2007

Lease origination costs (i)	$19,082,000	$19,218,000
Financing costs (ii)	7,290,000	7,941,000
Other	2,580,000	2,701,000

	$28,952,000	$29,860,000

(i)	Deferred lease origination costs include intangible lease assets resulting from purchase accounting allocations of $13,611,000 and $13,954,000, respectively.

(ii)	Deferred financing costs are incurred in connection with the Company’s secured revolving credit facility and other long-term debt.
     Such costs are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
operating income and expense) amounted to $1,304,000 and $1,212,000 for the three months ended March 31, 2008 and 2007, respectively.
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
Derivative Financial Instruments
     The Company occasionally utilizes derivative financial instruments, principally interest rate swaps and interest rate caps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. At March 31, 2008, the Company had $14,680,000 of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.4% to 6.8% per annum. At that date, the Company had accrued a liability for $454,000 relating to the fair value of the interest rate swaps (included in accounts payable and accrued expenses on the consolidated balance sheet) with the charge made to accumulated other comprehensive (loss) income, minority interests in consolidated joint ventures, or limited partners’ interest, as appropriate. Total other comprehensive income was $4,886,000 and $5,595,000 for the three months ended March 31, 2008 and 2007, respectively.
Earnings Per Share
     In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period (including shares held by the Rabbi Trusts). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock; such additional dilutive shares amounted to 1,000 and 7,000 for the three months ended March 31, 2008 and 2007, respectively.
Stock-Based Compensation
     SFAS No. 123R, “Share-Based Payments” establishes financial accounting and reporting

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. The statement also defines a fair value-based method of accounting for an employee stock option or similar equity instrument.
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 850,000, and the maximum number of shares that may be subject to grants to any single participant is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (i) upon the third anniversary of the date of grant for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2009 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. In January 2008, the Company issued 52,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2010 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $6.05 per share, compared to a market price at the date of grant of $10.07 per share. The additional restricted shares issued during the three months ended March 31, 2008 and 2007, respectively, were time-based grants. The value of such grants is being amortized on a straight-line basis over the respective vesting periods, as adjusted for fluctuations in the market value of the Company’s common stock, in accordance with the provisions of EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock in the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14. The following table sets forth certain stock-based compensation information for the three months ended March 31, 2008 and 2007, respectively:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)

	Three months ended Mar 31,
	2008	2007

Restricted share grants	219,000	140,000
Average per-share grant price	$9.11	$14.56
Recorded as deferred compensation, net	$2,001,000	$2,044,000
Total charged to operations (including adjustments to reflect changes in the market price of the Company’s common stock: $146,000 and $39,000, respectively)	$734,000	$440,000

Non-vested shares:
Non-vested, beginning of period	380,000	203,000
Grants	219,000	140,000
Vested during period	—	—
Forfeitures	—	—

Non-vested, end of period	599,000	343,000

Value of shares vested during the period (based on grant price)	$—	$—

     At March 31, 2008, 229,000 shares remained available for grants pursuant to the Incentive Plan, and $4,191,000 remained as deferred compensation, to be amortized over various periods ending in January 2011.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
     Supplemental consolidated statement of cash flows information

	Three months ended Mar 31,
	2008	2007

Supplemental disclosure of cash activities:
Interest paid	$12,278,000	$8,579,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	2,001,000	2,044,000
Issuance of non-interest bearing purchase money mortgage (a)	(14,575,000)	—
Issuance of OP Units	—	(18,000)
Conversion of OP Units into common stock	41,000	—
Purchase accounting allocations:
Intangible lease assets	1,832,000	5,518,000
Intangible lease liabilities	(43,000)	(5,936,000)
Net valuation decrease in non-interest bearing purchase money mortgage (a)	1,051,000	—
Other non-cash investing and financing activities:
Accrued real estate improvement costs	(3,052,000)	3,223,000
Accrued construction escrows and other	16,000	—
Capitalization of deferred financing costs	111,000	—

(a)	The valuation decrease in the purchase money mortgage obligation results from adjusting the contract rate (non-interest bearing) to a market rate of 9.25% per annum.
     In connection with preparation of the Company’s June 30, 2007 consolidated financial statements, the Company determined that cash flows from changes in accounts payable and accrued expenses relating to real estate expenditures and construction escrows should have been included in investing, rather than operating, cash flow activities. Accordingly, the consolidated statement of cash flows for the three months ended March 31, 2007 has been revised: cash flows provided by operating activities was changed from $10,105,000 to $6,882,000, and cash flows used in investing activities was changed from ($26,887,000) to ($23,664,000).
Recently-Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure assets and liabilities, and clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing assets or liabilities. The statement establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and applies whenever other standards require assets or liabilities to be measured at fair value. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
Statement No. 157”, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS 157 applicable to recurring fair value measurements of financial assets and liabilities became effective January 1, 2008. The Company’s financial assets and liabilities, other than fixed-rate mortgage loans payable, are generally short-term in nature, or bear interest at variable current market rates, and consist of cash and cash equivalents, cash at consolidated joint ventures and restricted cash, rents and other receivables, other assets, and accounts payable and accrued expenses. The carrying amounts of these assets and liabilities, a net of approximately $30.4 million at March 31, 2008, are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value due to their short-term nature. The valuation of the liability for the Company’s interest rate swaps ($454,000 at March 31, 2008), was determined to be a Level 2 within the valuation hierarchy established by SFAS 157, and was based on independent values provided by financial institutions. Accordingly, the adoption of SFAS No. 157, as it relates to fair value measurements of financial assets and liabilities, has not had a material effect on the Company’s consolidated financial statements. However, the Company has not completed its evaluation of the impact of SFAS No. 157 as it relates to fair value measurements of non-financial assets and non-financial liabilities, and the effect that such pronouncement will have on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement does not eliminate the disclosure requirements of other accounting standards, including requirements for disclosures about fair value measurements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and SFAS No. 157. The adoption of SFAS No. 159, which became effective for fiscal years beginning after November 15, 2007, has not had a material effect on the Company’s consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141”, which applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141(R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquiror to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The effect of adopting SFAS 141(R) on the Company’s consolidated financial statements will be the expensing of most acquisition transaction costs.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 clarifies that a noncontrolling interest in a subsidiary (minority interests or limited partners’ interest, in the case of the Company) is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent company to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent company to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit balance applicable to the noncontrolling interests within the parent company’s equity accounts. SFAS 160 is effective for fiscal years beginning after December 15, 2008, requires retroactive application of the presentation and disclosure requirements for all periods presented, and early adoption is not permitted. The Company has not yet determined the effect that SFAS 160 will have on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133”, which provides for enhanced disclosures of an entity’s objectives and strategies for using derivatives, and where those derivatives and related hedging items are reported in the entity’s financial statements. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company believes that it already applies the principal provisions of SFAS 161 applicable to its hedging activities, which has not had a material effect on its consolidated financial statements.
Note 3. Common Stock Issuance
     In January 2007, underwriters of the Company’s December 2006 public offering exercised their over allotment option to the extent of 275,000 shares, and the Company realized net proceeds of $4.1 million.
Note 4. Real Estate
     On January 4, 2008, the Company purchased a 15.9 acre parcel of land in South Londonderry Township, Pennsylvania, for the development of an approximate 85,000 sq. ft. supermarket-anchored shopping center. The purchase price was approximately $3.3 million, including closing costs, and was funded from the Company’s secured revolving credit facility.
     On February 15, 2008, the Company acquired Mason Discount Drug Mart Plaza in Mason, Ohio, an approximate 53,000 sq. ft. convenience center, for a purchase price of

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
approximately $6.5 million, including closing costs. The acquisition cost was funded from the Company’s secured revolving credit facility.
Joint Venture Activities
     On January 3, 2008, the Company entered into a joint venture agreement for the redevelopment of its 351,000 sq. ft. shopping center in Bloomsburg, Pennsylvania, including adjacent land parcels comprising an additional 48 acres. The required equity contribution from the Company’s joint venture partner was $4.0 million for a 25% interest in the property. The Company used the funds to reduce the outstanding balance on its secured revolving credit facility. The joint venture transaction does not qualify as a sale for financial reporting purposes; accordingly, the Company continues to consolidate the property.
     On February 20, 2008, the Company and Homburg Invest Inc. (“Homburg Invest”) entered into an agreement in principle to form a group of joint ventures into which the Company would contribute 32 of its convenience centers (mostly drug store-anchored and including all 27 of the Company’s Ohio properties). Richard Homburg, a director of the Company, is Chairman and CEO of Homburg Invest, with which the Company concluded a previous joint venture arrangement in December 2007. The aggregate valuation for the properties is approximately $128.9 million. The Company will hold 20% interests (in 15 properties) and 51% interests (in 17 properties), and be the sole managing members of the joint ventures. Homburg Invest will acquire the remaining respective 80% and 49% interests. In connection with the transaction, the Company anticipates receiving approximately $49 million, exclusive of closing costs and adjustments, which will be used to reduce the outstanding balance on its secured revolving credit facility. The Company will be entitled to a “promote” structure, applicable separately to each property, which, if certain targets are met, will permit the Company to receive either 33-1/3% or 59% of the returns in excess of a leveraged 10.5% threshold. Additionally, the Company will receive fees for ongoing property management, leasing, construction management, acquisitions, dispositions, financings and refinancings. The joint venture transactions require final approval by the Company’s Board of Directors. In that connection, the independent members of the Board have commissioned appraisals in support of the aggregate transfer value. The transactions contemplated by this joint venture, which are expected to close during the third quarter of 2008, will not qualify as a sale for financial reporting purposes, and, accordingly, the Company will continue to consolidate the properties.
     On March 7, 2008, a Company development joint venture acquired approximately 108 acres of land in Pottsgrove, Pennsylvania, for a shopping center development project. The $28.5 million purchase price, including closing costs, was funded by the issuance of a non-interest-bearing purchase money mortgage of $14.6 million, payable in January 2009. The balance of the purchase price was funded by the Company’s capital contribution to the joint venture which, in turn, was funded from its secured revolving credit facility.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
     On March 18, 2008, the Company acquired the remaining interests in Fairview Plaza, Halifax Plaza and Newport Plaza (70% in each) and Loyal Plaza (75%), previously owned in joint venture and consolidated for financial reporting purposes, for a purchase price of approximately $17.5 million, which was funded from its secured revolving credit facility. The total outstanding mortgage loans payable on the properties were approximately $27.3 million at the time. The excess of the purchase price and closing costs over the carrying value of the minority interest partner’s accounts (approximately $8.4 million) was allocated to the Company’s real estate asset accounts.
Pro Forma Financial Information (unaudited)
     During the period January 1, 2007 through March 31, 2008, the Company acquired 21 shopping and convenience centers aggregating approximately 2.0 million sq. ft. of GLA, purchased the joint venture minority interests in four properties, and purchased approximately 142 acres of land for expansion and/or future development, for a total cost of approximately $353.9 million. The following table summarizes, on an unaudited pro forma basis before purchase accounting allocations, the combined results of operations of the Company for the three months ended March 31, 2008 and 2007, respectively, as if all of these property acquisitions were completed as of January 1, 2007. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2007, nor does it purport to predict the results of operations for future periods.

	Three months ended Mar 31,
	2008	2007

Revenues	$43,292,000	$42,517,000
Net income applicable to common shareholders	$3,200,000	$3,231,000
Per common share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

Weighted average number of common shares outstanding:
Basic	44,458,000	44,112,000
Diluted	44,459,000	44,119,000
Real Estate Pledged
     At March 31, 2008 and December 31, 2007, respectively, a substantial number of the Company’s real estate properties were pledged as collateral for either property-specific mortgage loans payable or for the secured revolving credit facility.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
Note 5. Mortgage Loans Payable and Secured Revolving Credit Facility; Construction Facility
Secured Debt
     Secured debt consisted of the following at March 31, 2008 and December 31, 2007:

	Mar 31, 2008			Dec 31, 2007
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages	$676,951,000	5.8%	4.8%-9.3%	$656,320,000	5.7%	4.8%-7.6%
Variable-rate mortgage	—	—		4,754,000	7.7%	7.7%

	676,951,000	5.8%		661,074,000	5.7%
Secured revolving credit facility	226,740,000	4.0%		190,440,000	6.2%

	$903,691,000	5.3%		$851,514,000	5.8%

Secured Revolving Credit Facility
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral, and will expire in January 2009, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $226.7 million at March 31, 2008, and such borrowings bore interest at an average rate of 4.0% per annum. Borrowings under the facility bear interest at a rate of LIBOR plus a basis points (“bps”) spread ranging from 110 to 145 bps depending upon the Company’s leverage ratio, as defined (the spread as of March 31, 2008 was 110 bps). The facility also requires an unused portion fee of 15 bps. Based on covenant measurements and collateral in place as of March 31, 2008, the Company was permitted to draw up to approximately $293.2 million, of which approximately $66.5 million remained available as of March 31, 2008.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
Secured Revolving Construction Credit Facility
     In February 2008, the Company obtained a commitment in principle for a $150 million master secured revolving construction facility with a major commercial bank as lead agent, pursuant to which the Company will pledge certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility will expire three years after the effective date, subject to a one-year extension option. Borrowings under the facility will bear interest at LIBOR plus a spread of 225 bps. Advances under the facility will be calculated at the lesser of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. The syndication process applicable to the facility has been substantially completed, subject to normal documentation and lender due diligence with respect to the collateral properties, all expected to be completed during the second quarter of 2008. The Company expects to use this facility to fund in part its development activities in 2008 and subsequent years. There can be no assurance, however, that the Company will either complete the master secured revolving construction facility, or that it will complete the facility on the terms described.
Note 6. Subsequent Events
     On April 10, 2008, the Company acquired Stop & Shop Plaza in Bridgeport, Connecticut, an approximately 55,000 sq. ft. single-store property, for a purchase price of approximately $10.9 million, including closing costs, financed by (1) the assumption of an existing $7.0 million first-mortgage bearing interest at 6.17% per annum and maturing in 2017, and (2) approximately $3.9 million from the Company’s secured revolving credit facility.
     On April 18, 2008, the Company entered into a long-term ground lease (minimum fixed term of 25 years plus renewal options) for a 1.4 acre parcel of land in Naugatuck, Connecticut, for the development of an approximate 13,000 sq. ft. CVS store. Total estimated project costs will be approximately $3.0 million, and the ground rent will be $200,000 per year during the initial term.
     On April 22, 2008, the Company’s Board of Directors approved amendments to the Incentive Plan, subject to shareholder approval, whereby (a) the total number of shares authorized under the Incentive Plan would be increased by 1,900,000 shares (the total number of authorized shares will now be 2,750,000), and (b) the maximum number of shares that may be granted to a single participant in any calendar year may not exceed 250,000 shares, which replaced the provision limiting the maximum number of shares that could be granted to a participant during the lifetime of the Incentive Plan.
     On April 22, 2008, the Company’s Board of Directors declared a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2008
(unaudited)
OP Units. At the same time, the Board declared a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on May 20, 2008 to shareholders of record on May 9, 2008.
     Effective April 23, 2008 the Company entered into a joint venture for the construction and development of an estimated 137,000 sq. ft shopping center in Hamilton Township (Stroudsburg), Pennsylvania. Total project costs, including purchase of land parcels, are estimated at $37 million. The Company is committed to paying a development fee of $500,000 and providing up to $9.5 million of equity capital for a 60% interest in the joint venture, with a preferred rate of return of 9.25% per annum on such amounts. The required equity contribution from the Company’s joint venture partner was $400,000. The Company’s initial $5.6 million contribution to the joint venture was funded from its secured revolving credit facility. The venture previously acquired the land parcels at a cost of approximately $14.9 million, subject to existing mortgage indebtedness of approximately $11.2 million; approximately $23.2 million remains available under an existing first mortgage construction/development loan with Wachovia Bank, N.A in the initial amount of $27.7 million. As contemplated, the joint venture transaction will be deemed to be a variable interest entity with the Company as the primary income or loss beneficiary; accordingly, the Company will consolidate the property.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
     The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers in nine mid-Atlantic and New England states. At March 31, 2008, the Company had a portfolio of 119 operating properties totaling approximately 12.0 million square feet of gross leasable area (“GLA”), including 109 wholly-owned properties comprising approximately 10.8 million square feet and ten properties owned in joint venture comprising approximately 1.2 million square feet. At March 31, 2008, the portfolio of wholly-owned properties was comprised of (i) 99 “stabilized” properties (those properties at least 80% leased and not designated as “development/redevelopment” properties at March 31, 2008), with an aggregate of 9.6 million square feet of GLA, which were approximately 96% leased, (ii) five development/redevelopment properties with an aggregate of 859,000 square feet of GLA, which were approximately 66% leased, (iii) four non-stabilized properties with an aggregate of 296,000 square feet of GLA, which are presently being re-tenanted and which were approximately 74% leased, and (iv) one property held for sale with an aggregate of 78,000 square feet of GLA, which was 100% leased. Of the ten properties owned in joint venture, nine were “stabilized” properties with an aggregate of 833,000 square feet of GLA and were approximately 96% leased, and one was a redevelopment property with an aggregate of 349,000 square feet of GLA, which was 68% leased. The entire 119 property portfolio was approximately 92% leased at March 31, 2008; the 108 property “stabilized” portfolio (including wholly-owned and in joint venture) was approximately 96% leased at that date. The Company also owns approximately 338 acres of land parcels a significant portion of which are under development. In addition, the Company has a 49% interest (increased to 76.3% effective April 1, 2008) in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At March 31, 2008, the Company owned 95.6% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
     The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on supermarket-anchored community shopping centers and drug store-anchored convenience centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities”-based properties should provide relatively stable revenue flows even during difficult economic times.
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
     The Company has identified the following critical accounting policies, the application of which requires significant judgments and estimates:
Revenue Recognition
     Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over base rents under applicable lease provisions is included in straight-line rents receivable on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred; such income is recognized in the periods earned. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until those specified targets are met.
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
     The Company’s capitalization policy on its development and redevelopment properties is guided by SFAS No. 34, “Capitalization of Interest Cost” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under construction. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The effect of a longer capitalization period would be to increase capitalized costs and would result in higher net income, whereas the effect of a shorter capitalization period would be to reduce capitalized costs and would result in lower net income.
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
Stock-Based Compensation
     SFAS No. 123R, “Share-Based Payments”, establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. The statement also defines a fair value-based method of accounting for an employee stock option or similar equity instrument.

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
Results of Operations
     Differences in results of operations between 2008 and 2007, respectively, were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the period January 1, 2007 through March 31, 2008, the Company acquired 21 shopping and convenience centers aggregating approximately 2.0 million sq. ft. of GLA, purchased the joint venture minority interests in four properties, and purchased approximately 142 acres of land for expansion and/or future development, for a total cost of approximately $353.9 million. In addition, the Company placed into service one ground-up development having an aggregate cost of approximately $3.6 million. Income from continuing operations before minority and limited partners’ interests and preferred distribution requirements was $5.6 million during the three months ended March 31, 2008 as compared with $6.0 million during the three months ended March 31, 2007.

Comparison of the quarter ended March 31, 2008 to the quarter ended March 31, 2007

						Properties
	Three months ended Mar 31,			Percentage		held in
	2008	2007	Increase	change	Acquisitions	both periods

Total revenues	$43,196,000	$35,818,000	$7,378,000	21%	$8,029,000	$(651,000)
Property operating expenses	12,765,000	10,506,000	2,259,000	22%	2,211,000	48,000
Depreciation and amortization	11,529,000	9,810,000	1,719,000	18%	2,117,000	(398,000)
General and administrative	2,191,000	1,998,000	193,000	10%	n/a	n/a
Non-operating income and expense, net (i)	11,076,000	7,489,000	3,587,000	48%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), and equity in income of an unconsolidated joint venture.
     Properties held in both periods. The Company held 96 properties throughout the three months ended March 31, 2008 and 2007. The comparative differences in the operating results for those properties are as follows:

Explanation	Increase (decrease)
Total revenues:
Base rents – Increase due primarily to new leases and lease renewals at higher rates, net of approximately $100,000 related to a lease terminated in the quarter ended December 31, 2007.	$281,000

Percentage rents – Decrease due to more timely receipt of tenant sales documentation for the December 2007 quarter as compared to the December 2006 quarter, resulting in more percentage rent recognition in the first quarter of 2007.	(164,000)

Straight-line rents – Decrease due primarily to higher straight-line rents during initial periods for two large tenancies during the quarter ended March 31, 2007. The quarter ended March 31, 2007 also included recognition of $175,000 as a result of the resolution of an issue applicable to one tenant.	(476,000)

Amortization of intangible lease liabilities – Decrease due to the higher level of lease terminations by tenants in the quarter ended March 31, 2007 that accelerated the amortization of intangible lease liabilities applicable to those tenants.	(325,000)

Expense recoveries – Increase due to higher level of operating expenses and real estate taxes subject to recovery from tenants.	176,000

Other – Decrease due to higher level of lease terminations by tenants in the quarter ended March 31, 2007	(143,000)

$(651,000)

Explanation	Increase (decrease)
Property operating expenses – Increase due to increased real estate taxes as a result of higher assessments and higher other operating expenses subject to recovery from tenants, partially offset by a lower provision for doubtful accounts of $271,000 (a non-recoverable expense).	$48,000

Depreciation and amortization – Decrease due to the higher level of lease terminations by tenants in the quarter ended March 31, 2007 that accelerated depreciation and amortization of tenant improvements and deferred lease origination fees applicable to those tenants.	$(398,000)

General and administrative expenses — Increase primarily the result of increased compensation costs and the Company’s continued growth.
Non-operating income and expense, net — Increase primarily the result of increased interest costs from borrowings related to property acquisitions and development/redevelopment activities.
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
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder; the facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral, and will expire in January 2009, subject to a one-year extension option. As of March 31, 2008, based on covenant measurements and collateral in place, the Company was permitted to draw up to approximately $293.2 million, of which approximately $66.5 million remained available as of that date. The credit facility is used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios.
     At March 31, 2008, the Company’s financial liquidity was provided principally by (i) $14.4 million in cash and cash equivalents, and (ii) $66.5 million available under the secured revolving credit facility. In addition, the Company anticipates the availability of additional construction financing (including the commitment in principle for a $150 million master secured revolving construction facility), and net proceeds from the contribution of properties to joint ventures. The Company also anticipates excess funds from the refinancing of existing debt as it becomes due. There can be no assurance, however, that the Company will obtain such additional construction financing, net proceeds from the contribution of properties to joint ventures or excess funds from the refinancing of existing debt.
     Mortgage loans payable at March 31, 2008 consisted of fixed-rate notes totaling $677.0 million (with a weighted average interest rate of 5.8%) and $226.7 million outstanding under the variable-rate secured revolving credit facility (with a weighted average interest rate of 4.0%). Total mortgage loans payable have an overall weighted average interest rate of 5.3% and mature at various dates through 2021.
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
Net Cash Flows
     In connection with preparation of the Company’s June 30, 2007 consolidated financial statements, the Company determined that cash flows from changes in accounts payable and accrued expenses relating to real estate expenditures and construction escrows should have been included in investing, rather than operating, cash flow activities. Accordingly, the consolidated statement of cash flows for the three months ended March 31, 2007 has been revised: cash flows provided by operating activities was changed from $10,105,000 to $6,882,000, and cash flows used in investing activities was changed from ($26,887,000) to ($23,664,000).
Operating Activities
     Net cash flows provided by operating activities amounted to $12.2 million during the three months ended March 31, 2008, compared to net cash flows provided by operating activities of $6.9 million during the three months ended March 31, 2007. The increase in operating cash flows during the first three months of 2008, as compared with the first three months of 2007, was primarily the result of property acquisitions.
Investing Activities
     Net cash flows used in investing activities were $48.5 million during the three months ended March 31, 2008 and $23.7 million during the three months ended March 31, 2007, and were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the first three months of 2008, the Company purchased the remaining minority interests in four properties from its joint venture partner, one convenience center, and land for future expansion and development. During the first three months of 2007, the Company acquired two shopping centers.
Financing Activities
     Net cash flows provided by financing activities were $30.4 million during the three months ended March 31, 2008 and $13.7 million during the three months ended March 31, 2007. During the first three months of 2008, the Company received proceeds of net borrowings of $36.3 million under the Company’s secured revolving credit facility, $27.5 million in proceeds from mortgage financings, a net $4.0 million contribution from a minority interest partner, and a refund of deferred financing costs of $0.2 million, offset by preferred and common stock dividend distributions of $12.0 million, repayment of mortgage obligations of $25.1 million, and distributions paid with respect to limited partners’ interests of $0.5 million. During the first three months of 2007, the Company received net borrowings of $24.1 million under the Company’s secured revolving credit facility and $4.1 million in net proceeds from sales of common stock, offset by preferred and common stock dividend distributions of $11.9 million, the repayment of mortgage obligations of $2.0 million, distributions paid to limited partners’ interests of $0.4 million, and the payment of deferred financing costs of $0.2 million.
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
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
	2008	2007
Net income applicable to common shareholders	$3,112,000	$3,655,000
Add (deduct):
Real estate depreciation and amortization	11,461,000	9,830,000
Limited partners’ interest	143,000	163,000
Minority interests in consolidated joint ventures	706,000	395,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(1,781,000)	(491,000)
Equity in income of unconsolidated joint venture	(150,000)	(156,000)
FFO from unconsolidated joint venture	226,000	234,000

Funds From Operations	$13,717,000	$13,630,000

FFO per common share (assuming conversion of OP Units):
Basic	$0.30	$0.30

Diluted	$0.30	$0.30

Weighted average number of common shares:
Shares used in determination of basic earnings per share	44,458,000	44,112,000
Additional shares assuming conversion of OP Units (basic)	2,030,000	1,985,000

Shares used in determination of basic FFO per share	46,488,000	46,097,000

Shares used in determination of diluted earnings per share	44,459,000	44,119,000
Additional shares assuming conversion of OP Units (diltued)	2,030,000	1,999,000

Shares used in determination of diluted FFO per share	46,489,000	46,118,000

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     The primary market risk facing the Company is interest rate risk on its secured revolving credit facility. The Company may, when advantageous, hedge its interest rate risk using derivative financial instruments. The Company is not subject to foreign currency risk.
     The Company is exposed to interest rate changes primarily through (i) the secured floating-rate revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio, and (ii) floating-rate construction financing. The

Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At March 31, 2008, the Company had approximately $14.7 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.4% to 6.8% per annum.
     At March 31, 2008, long-term debt consisted of fixed-rate mortgage loans payable and the variable-rate secured revolving credit facility. The average interest rate on the $677.0 million of fixed rate indebtedness outstanding was 5.8%, with maturities at various dates through 2021. The average interest rate on the outstanding loans under the Company’s $226.7 million secured revolving credit facility was 4.0%, which matures in January 2009 (subject to a one-year extension option). Based on the amount of variable-rate debt outstanding at March 31, 2008, if interest rates either increase or decrease by 1%, the Company’s income before minority and limited partners’ interests would decrease or increase respectively by approximately $2,267,000 per annum.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of March 31, 2008, and have determined that such disclosure controls and procedures are effective.
     During the three months ended March 31, 2008, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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
May 4, 2008