Form 10-Q
period 2008-06-30
CEDAR SHOPPING CENTERS INC
filed 2008-08-05
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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
     Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 31, 2008, there were 44,487,817 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
Assets
Real estate:
Land	$369,813,000	$315,599,000
Buildings and improvements	1,320,355,000	1,282,180,000

	1,690,168,000	1,597,779,000
Less accumulated depreciation	(125,023,000)	(103,621,000)

Real estate, net	1,565,145,000	1,494,158,000

Investment in unconsolidated joint venture	4,791,000	3,757,000

Cash and cash equivalents	7,203,000	20,307,000
Restricted cash	19,508,000	17,839,000
Rents and other receivables, net	6,920,000	7,640,000
Straight-line rents receivable	12,927,000	11,446,000
Other assets	6,472,000	9,778,000
Deferred charges, net	31,653,000	30,059,000

Total assets	$1,654,619,000	$1,594,984,000

Liabilities and shareholders’ equity
Mortgage loans payable	$680,258,000	$661,074,000
Secured revolving credit facility	254,390,000	190,440,000
Accounts payable and accrued expenses	23,412,000	26,068,000
Unamortized intangible lease liabilities	68,722,000	71,157,000

Total liabilities	1,026,782,000	948,739,000

Minority interests in consolidated joint ventures	58,688,000	62,402,000
Limited partners’ interest in Operating Partnership	24,414,000	25,689,000

Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 44,488,000 and 44,238,000 shares, respectively, issued and outstanding)	2,669,000	2,654,000
Treasury stock (719,000 and 616,000 shares, respectively, at cost)	(9,240,000)	(8,192,000)
Additional paid-in capital	575,136,000	572,392,000
Cumulative distributions in excess of net income	(113,185,000)	(97,514,000)
Accumulated other comprehensive income	605,000	64,000

Total shareholders’ equity	544,735,000	558,154,000

Total liabilities and shareholders’ equity	$1,654,619,000	$1,594,984,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Revenues:
Rents	$34,652,000	$30,015,000	$69,032,000	$58,579,000
Expense recoveries	8,088,000	6,834,000	17,136,000	14,109,000
Other	175,000	101,000	382,000	453,000

Total revenues	42,915,000	36,950,000	86,550,000	73,141,000

Expenses:
Operating, maintenance and management	7,114,000	5,690,000	15,324,000	12,767,000
Real estate and other property-related taxes	4,758,000	3,623,000	9,459,000	7,200,000
General and administrative	2,323,000	3,220,000	4,514,000	5,218,000
Depreciation and amortization	14,007,000	9,898,000	25,536,000	19,781,000

Total expenses	28,202,000	22,431,000	54,833,000	44,966,000

Operating income	14,713,000	14,519,000	31,717,000	28,175,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(11,279,000)	(9,562,000)	(22,663,000)	(17,482,000)
Interest income	77,000	223,000	235,000	498,000
Equity in income of unconsolidated joint venture	222,000	157,000	372,000	313,000

Total non-operating income and expense	(10,980,000)	(9,182,000)	(22,056,000)	(16,671,000)

Income before minority and limited partners’ interests	3,733,000	5,337,000	9,661,000	11,504,000

Minority interests in consolidated joint ventures	(482,000)	(300,000)	(1,188,000)	(695,000)
Limited partners’ interest in Operating Partnership	(56,000)	(132,000)	(199,000)	(295,000)

Net income	3,195,000	4,905,000	8,274,000	10,514,000

Preferred distribution requirements	(1,971,000)	(1,984,000)	(3,938,000)	(3,938,000)

Net income applicable to common shareholders	$1,224,000	$2,921,000	$4,336,000	$6,576,000

Per common share:
Basic	$0.03	$0.07	$0.10	$0.15

Diluted	$0.03	$0.07	$0.10	$0.15

Dividends to common shareholders	$10,003,000	$9,942,000	$20,007,000	$19,871,000

Per common share	$0.225	$0.225	$0.450	$0.450

Weighted average number of common shares outstanding:
Basic	44,464,000	44,194,000	44,461,000	44,153,000

Diluted	44,466,000	44,198,000	44,462,000	44,158,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Shareholders’ Equity
Six months ended June 30, 2008
(unaudited)

	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other	Total
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive	shareholders’
	Shares	value	Shares	Par value	at cost	capital	net income	income	equity

Balance, December 31, 2007	3,550,000	$88,750,000	44,238,000	$2,654,000	$(8,192,000)	$572,392,000	$(97,514,000)	$64,000	$558,154,000

Net income							8,274,000		8,274,000
Unrealized gain on change in fair value of cash flow hedges								541,000	541,000

Total other comprehensive income									8,815,000

Deferred compensation activity, net			246,000	14,000	(1,048,000)	2,273,000			1,239,000
Conversion of OP Units into common stock			4,000	1,000		40,000			41,000
Preferred distribution requirements							(3,938,000)		(3,938,000)
Dividends to common shareholders							(20,007,000)		(20,007,000)
Reallocation adjustment of limited partners’ interest						431,000			431,000

Balance, June 30, 2008	3,550,000	$88,750,000	44,488,000	$2,669,000	$(9,240,000)	$575,136,000	$(113,185,000)	$605,000	$544,735,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2008	2007
Cash flow from operating activities:
Net income	$8,274,000	$10,514,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Earnings in excess of distributions of consolidated joint venture minority interests	949,000	163,000
Equity in income of unconsolidated joint venture	(372,000)	(313,000)
Distributions from unconsolidated joint venture	434,000	265,000
Limited partners’ interest in Operating Partnership	199,000	295,000
Straight-line rents receivable	(1,481,000)	(1,806,000)
Depreciation and amortization	25,536,000	19,781,000
Amortization of intangible lease liabilities	(6,904,000)	(5,098,000)
Amortization relating to stock-based compensation	1,341,000	1,154,000
Amortization of deferred financing costs	799,000	729,000
Increases/decreases in operating assets and liabilities:
Cash at consolidated joint ventures	(266,000)	87,000
Rents and other receivables, net	720,000	(453,000)
Other	267,000	(23,000)
Accounts payable and accrued expenses	(1,142,000)	(395,000)

Net cash provided by operating activities	28,354,000	24,900,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(50,439,000)	(92,646,000)
Purchase of consolidated joint venture minority interests	(17,454,000)	—
Investment in unconsolidated joint venture	(1,094,000)	(8,000)
Construction escrows and other	(1,299,000)	(474,000)

Net cash (used in) investing activities	(70,286,000)	(93,128,000)

Cash flow from financing activities:
Net advances from line of credit	63,950,000	70,520,000
Proceeds from sales of common stock	—	3,910,000
Redemption of Operating Partnership Units	(122,000)	—
Proceeds from mortgage financings	27,562,000	23,000,000
Mortgage repayments	(40,058,000)	(4,125,000)
Contribution from minority interest partners, net	4,269,000	1,048,000
Distributions in excess of earnings from consolidated joint venture minority interests	(27,000)	—
Distributions to limited partners	(913,000)	(890,000)
Preferred distribution requirements	(3,938,000)	(3,938,000)
Distributions to common shareholders	(20,007,000)	(19,871,000)
Payments of deferred financing costs, net	(1,888,000)	(1,053,000)

Net cash provided by financing activities	28,828,000	68,601,000

Net (decrease) increase in cash and cash equivalents	(13,104,000)	373,000
Cash and cash equivalents at beginning of period	20,307,000	17,885,000

Cash and cash equivalents at end of period	$7,203,000	$18,258,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on the ownership, operation, development and redevelopment of supermarket-anchored shopping centers in nine mid-Atlantic and New England states. At June 30, 2008, the Company owned 119 properties, aggregating approximately 12.0 million square feet of gross leasable area (“GLA”).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2008 and December 31, 2007, respectively, the Company owned 95.7% and 95.6% economic interests in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.3% and 4.4% at June 30, 2008 and December 31, 2007, respectively) is represented by Operating Partnership Units (“OP Units”), and the carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 2,020,000 OP Units outstanding at June 30, 2008 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. On January 3, 2008, the Company entered into a joint venture, in which it has a 75% general partnership interest, for the redevelopment of its shopping center and adjacent land parcels in Bloomsburg, Pennsylvania. On March 18, 2008, the Company acquired the remaining interests (three at 70% and one at 75%) in four properties previously owned in joint venture. On April 23, 2008, the Company entered into a joint venture, in which it has a 60% limited partnership interest, for the development of a shopping center in Hamilton Township (Stroudsburg), Pennsylvania.
     With respect to its ten consolidated operating joint ventures, the Company has general partnership interests of 20% in nine properties and 75% in one property. As (i) such entities are not variable-interest entities pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), and as (ii) the Company is the sole general partner and exercises substantial operating control over these entities pursuant to Emerging Issues Task Force (“EITF”) 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights”, the Company has determined that such entities should be consolidated for financial statement purposes. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)
     The Company’s two 60%-owned joint ventures for development projects in Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be variable interest entities and the Company is the primary income or loss beneficiary in each case. The Company has a 76.3% interest in an unconsolidated joint venture which owns a single-tenant office property. Although the Company exercises influence over this joint venture, it does not have operating control; in addition, the Company has determined that this joint venture is not a variable-interest entity pursuant to FIN 46R. Accordingly, the Company accounts for its investment in this joint venture under the equity method.
     The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial information set forth therein. The 2007 financial statements have been revised where necessary (principally relating to discontinued operations) to conform to the 2008 presentation. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.
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
June 30, 2008
(unaudited)
of the respective assets. Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred.
     Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to eliminate the operations of sold properties. Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $1,417,000 and $985,000 for the three months ended June 30, 2008 and 2007, respectively, and $2,595,000 and $1,865,000 for the six months ended June 30, 2008 and 2007, respectively.
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
     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that management review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairment provisions were recorded by the Company during the three and six months ended June 30, 2008 and 2007, respectively. Real estate investments held for sale are carried at the lower of their respective carrying amounts or estimated fair values, less costs to sell. Depreciation and amortization are suspended during the periods held for sale.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)
     In May 2007, the Company decided to dispose of Stadium Plaza, located in East Lansing, Michigan. The property, with 78,000 sq. ft. of GLA, was being marketed and, in accordance with SFAS No. 144, the carrying value of the property’s assets (principally the net book value of the real estate) was classified as “held for sale” on the Company’s consolidated balance sheets. In addition, the property’s results of operations were classified as “discontinued operations” for all periods presented in the consolidated statements of income. In May 2008, the Company reconsidered its decision to sell the property and, as a result, the property has been reclassified as “held and used”. The reclassified amounts have been adjusted for depreciation and amortization expense (approximately $360,000) that would have been recognized had the property been continuously classified as “held and used”.
     FIN 47, “Accounting for Conditional Asset Retirement Obligations”, provides clarification of the term “conditional asset retirement obligation” as used in SFAS No. 143, “Asset Retirement Obligations”, to be a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Interpretation requires that the Company record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three and six months ended June 30, 2008 and 2007, respectively.
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
June 30, 2008
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
     With respect to all of the Company’s 2008 acquisitions, including the acquisition of the remaining interests in four properties previously owned in joint venture and consolidated for financial reporting purposes, the fair value of in-place leases and other intangibles has been allocated, on a preliminary basis, to the intangible asset and liability accounts. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $68,722,000 and $71,157,000 at June 30, 2008 and December 31, 2007, respectively.
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $3,504,000 and $2,509,000 for the three months ended June 30, 2008 and 2007, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $4,781,000 and $3,473,000 for the respective three-month periods. For the six months ended June 30, 2008 and 2007, (1) revenues were increased by $6,904,000 and $5,098,000, respectively, relating to the amortization of intangible lease liabilities, and (2) depreciation and amortization expense was increased correspondingly by $9,129,000 and $6,769,000 for the respective six-month periods.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established, is not available to fund other property-level or Company-level obligations, and amounted to $16,260,000 and $14,857,000 at June 30, 2008 and December 31, 2007, respectively. In addition, joint venture partnership agreements require, among other things, that the Company maintain

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)
separate cash accounts for the operation of the joint ventures, and that distributions to the partners be strictly controlled. Cash at consolidated joint ventures amounted to $3,248,000 and $2,982,000 at June 30, 2008 and December 31, 2007, respectively.
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
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable and the allowance for bad debts by considering historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The allowance for doubtful accounts was $2,073,000 and $1,372,000 at June 30, 2008 and December 31, 2007, respectively.
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents in excess of insured amounts and tenant receivables. The Company places its cash and cash equivalents with high quality financial institutions. Management performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although these security deposits are insufficient to meet the terminal value of a tenant’s lease obligations, they are a measure of good faith and a partial source to offset the economic costs associated with lost rents and other charges, and the costs associated with releasing the space.
Other Assets
     Other assets at June 30, 2008 and December 31, 2007 are comprised of the following:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)

	Jun 30,	Dec 31,
	2008	2007

Prepaid expenses	$3,148,000	$4,493,000
Deposits	2,735,000	4,594,000
Other	589,000	691,000

	$6,472,000	$9,778,000

Deferred Charges, Net
     Deferred charges at June 30, 2008 and December 31, 2007 are net of accumulated amortization and are comprised of the following:

	Jun 30,	Dec 31,
	2008	2007

Lease origination costs (i)	$20,094,000	$19,218,000
Financing costs (ii)	8,982,000	7,941,000
Other	2,577,000	2,900,000

	$31,653,000	$30,059,000

(i)	Deferred lease origination costs include intangible lease assets resulting from purchase accounting allocations of $14,163,000 and $14,116,000, respectively.

(ii)	Deferred financing costs are incurred in connection with the Company’s secured revolving credit facilities and other long-term debt.
     Such costs are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $1,477,000 and $1,117,000 for the three months ended June 30, 2008 and 2007, respectively, and $2,781,000 and $2,329,000 for the six months ended June 30, 2008 and 2007, respectively.
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
Derivative Financial Instruments
     The Company occasionally utilizes derivative financial instruments, principally interest

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)
rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. At June 30, 2008, the Company had $18,919,000 of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.4% to 7.1% per annum. At that date, the Company had accrued liabilities (included in accounts payable and accrued expenses on the consolidated balance sheet) for (i) $681,000 relating to the fair value of the interest rate swaps applicable to the existing mortgage loans payable of $18.9 million, and (ii) $1,024,000 relating to an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, minority interests in consolidated joint ventures, or limited partners’ interest, as appropriate. Total other comprehensive income was $3,929,000 and $4,927,000 for the three months ended June 30, 2008 and 2007, respectively, and $8,815,000 and $10,522,000 for the six months ended June 30, 2008 and 2007, respectively.
Earnings Per Share
     In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period (including shares held by Rabbi Trusts). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock; such additional dilutive shares amounted to 2,000 and 4,000 for the three months ended June 30, 2008 and 2007, respectively, and 1,000 and 5,000 for the six months ended June 30, 2008 and 2007, respectively.
Stock-Based Compensation
     SFAS No. 123R, “Share-Based Payments” establishes financial accounting and reporting standards for stock-based employee compensation plans, including all arrangements by which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of the employer’s stock. The statement also defines a fair value-based method of accounting for an employee stock option or similar equity instrument.
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. As amended and approved by shareholders in June 2008, the maximum

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)
number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 2,750,000, and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (i) upon the third anniversary of the date of grant for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants. Time—based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2009 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. In January 2008 and June 2008, the Company issued 52,000 shares and 7,000 shares of common stock, respectively, as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2010 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the January 2008 performance-based shares to be $6.05 per share, compared to a market price at the date of grant of $10.07 per share; similar methodology determined the value of the June 2008 performance-based shares to be $10.31 per share, compared to a market price at the date of grant of $12.13 per share. The additional restricted shares issued during the three and six months ended June 30, 2008 and 2007, respectively, were time-based grants. The value of such grants is being amortized on a straight-line basis over the respective vesting periods, as adjusted for fluctuations in the market value of the Company’s common stock, in accordance with the provisions of EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock in the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14. The following table sets forth certain stock-based compensation information for the three and six months ended June 30, 2008 and 2007, respectively:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)

	Three months ended Jun 30,		Six months ended Jun 30,
	2008	2007	2008	2007

Restricted share grants	27,000	39,000	246,000	179,000
Average per-share grant price	$11.65	$14.35	$9.39	$14.52
Recorded as deferred compensation, net	$313,000	$562,000	$2,314,000	$2,606,000

Charged to operations:
Amortization relating to stock-based compensation	$668,000	$918,000	$1,256,000	$1,319,000
Adjustments to reflect changes in market price of Company’s common stock	(61,000)	(204,000)	85,000	(165,000)

Total charged to operations	$607,000	$714,000	$1,341,000	$1,154,000

Non-vested shares:
Non-vested, beginning of period	599,000	343,000	380,000	203,000
Grants	27,000	39,000	246,000	179,000
Vested during period	—	—	—	—
Forfeitures	—	—	—	—

Non-vested, end of period	626,000	382,000	626,000	382,000

Value of shares vested during the period (based on grant price)	$—	$—	$—	$—

     At June 30, 2008, 2,102,000 shares remained available for grants pursuant to the Incentive Plan, and $3,915,000 remained as deferred compensation, to be amortized over various periods ending in June 2011.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)
Supplemental consolidated statement of cash flows information

	Six months ended Jun 30,
	2008	2007

Supplemental disclosure of cash activities:
Interest paid	$24,299,000	$18,358,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	2,314,000	2,606,000
Issuance of non-interest bearing purchase money mortgage (a)	(14,575,000)	—
Assumption of mortgage loans payable	(18,156,000)	(42,812,000)
Assumption of interest rate swap liability	(2,288,000)	—
Issuance of OP Units	—	(18,000)
Conversion of OP Units into common stock	41,000	45,000
Purchase accounting allocations:
Intangible lease assets	7,593,000	15,951,000
Intangible lease liabilities	(4,469,000)	(7,727,000)
Net valuation decreases (increases) in non-interest bearing purchase money mortgage and assumed mortgage loans payable (a)	1,051,000	(472,000)
Other non-cash investing and financing activities:
Accrued real estate improvement costs	(3,031,000)	690,000
Accrued construction escrows	(46,000)	—
Accrued financing costs and other	(46,000)	—
Accrued stock issuance expenses	—	(222,000)
Capitalization of deferred financing costs	219,000	—

(a)	The valuation decrease in the purchase money mortgage obligation results from adjusting the contract rate (non-interest bearing) to a market rate of 9.25% per annum.
Recently-Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure financial assets and liabilities, and clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing assets or liabilities. The statement establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and applies whenever other standards require assets or liabilities to be measured at fair value. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS 157 applicable to recurring fair

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)
value measurements of financial assets and liabilities became effective January 1, 2008. The Company’s financial assets and liabilities, other than fixed-rate mortgage loans payable, are generally short-term in nature, or bear interest at variable current market rates, and consist of cash and cash equivalents, restricted cash, rents and other receivables, other assets, and accounts payable and accrued expenses. The carrying amounts of these assets and liabilities, a net of approximately $18.4 million at June 30, 2008, are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value due to their short-term nature. The valuation of the liability for the Company’s interest rate swaps ($1,705,000 at June 30, 2008), was determined to be a Level 2 within the valuation hierarchy established by SFAS 157, and was based on independent values provided by financial institutions. Accordingly, the adoption of SFAS No. 157, as it relates to fair value measurements of financial assets and liabilities, has not had a material effect on the Company’s consolidated financial statements. However, the Company has not completed its evaluation of the impact of SFAS No. 157 as it relates to fair value measurements of non-financial assets and non-financial liabilities, and the effect that such pronouncement will have on its financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159, which became effective for fiscal years beginning after November 15, 2007, also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement does not eliminate the disclosure requirements of other accounting standards, including requirements for disclosures about fair value measurements in SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and SFAS No. 157. As prescribed by SFAS No. 159, the Company chose not to elect the fair value option.
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141”, which applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141(R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquiror to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The Company has not completed its evaluation of the impact of SFAS No. 141R and the effect that such pronouncement will have on its financial statements.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 clarifies that a noncontrolling interest in a subsidiary (minority interests or limited partners’ interest, in the case of the Company) is an ownership interest in a consolidated entity which should be reported as

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)
equity in the parent company’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent company to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent company to attribute to noncontrolling interests their share of losses even if such attribution results in a deficit balance applicable to the noncontrolling interests within the parent company’s equity accounts. SFAS 160 is effective for fiscal years beginning after December 15, 2008, requires retroactive application of the presentation and disclosure requirements for all periods presented, and early adoption is not permitted. The Company has not yet quantified the effect that the adoption of SFAS 160 will have on its consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133”, which provides for enhanced disclosures of an entity’s objectives and strategies for using derivatives, and where those derivatives and related hedging items are reported in the entity’s financial statements. SFAS 161 is effective for fiscal years beginning after November 15, 2008, with early adoption permitted. Although the Company has not completed its evaluation of the impact of SFAS No. 161, it believes that it already applies the principal provisions of the pronouncement.
Note 3. Real Estate
     The following are the more significant real estate transactions that occurred during the six months ended June 30, 2008:
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
June 30, 2008
(unaudited)
     On April 18, 2008, the Company entered into a long-term ground lease (minimum fixed term of 25 years plus renewal options) for a 1.4 acre parcel of land in Naugatuck, Connecticut, for the development of an approximate 13,000 sq. ft. CVS store. Total estimated project costs will be approximately $3.0 million, and the ground rent will be $200,000 per year during the initial term.
     In April 2008, Value City, the only tenant at the Value City Shopping center, vacated its premises at the end of the lease term. In keeping with the Company’s redevelopment plans for the property, the vacant building was subsequently razed and the Company took a one-time depreciation charge of $1.9 million. The property has been reclassified as “land under/held for development”, and is no longer included as one of the Company’s operating properties.
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
     On February 20, 2008, the Company and Homburg Invest Inc. (“Homburg Invest”) entered into an agreement in principle to form a group of joint ventures into which the Company would contribute 32 of its convenience centers (mostly drug store-anchored and including all 27 of the Company’s Ohio properties). Richard Homburg, a director of the Company, is Chairman and CEO of Homburg Invest. The aggregate valuation for the properties is approximately $128.9 million. The Company will hold 20% interests (in 15 properties) and 51% interests (in 17 properties), and be the sole managing members of the joint ventures. Homburg Invest will acquire the remaining respective 80% and 49% interests. In connection with the transaction, the Company anticipates receiving approximately $49 million (exclusive of closing costs and adjustments), which will be used to reduce the outstanding balance on its secured revolving credit facility. The Company will be entitled to a “promote” structure, applicable separately to each property, which, if certain targets are met, will permit the Company to receive either 33-1/3% or 59% of the returns in excess of a leveraged 10.5% threshold. Additionally, the Company will receive fees for ongoing property management, leasing, construction management, acquisitions, dispositions, financings and refinancings. The joint venture transactions require final approval by the Company’s Board of Directors. In that connection, the independent members of the Board commissioned appraisals which support the aggregate transfer value. The transactions contemplated by this joint venture, which are expected to close in the fourth quarter of 2008, will not qualify as a sale for financial reporting purposes, and, accordingly, the

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)
Company will continue to consolidate the properties. The Company concluded a previous joint venture arrangement with Homburg Invest in December 2007.
     On March 7, 2008, a 60%-owned development joint venture of the Company acquired approximately 108 acres of land in Pottsgrove, Pennsylvania, for a shopping center development project. The $28.5 million purchase price, including closing costs, was funded by the issuance of a non-interest-bearing purchase money mortgage of $14.6 million, payable in January 2009. The balance of the purchase price was funded by the Company’s capital contribution to the joint venture which, in turn, was funded from its secured revolving credit facility. The costs of development and construction of this project are expected to be funded in part by separate construction financing.
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
     On April 23, 2008 the Company entered into a joint venture for the construction and development of an estimated 137,000 sq. ft shopping center in Hamilton Township (Stroudsburg), Pennsylvania. Total project costs, including purchase of land parcels, are estimated at $37 million. The Company is committed to paying a development fee of $500,000 and providing up to $9.5 million of equity capital for a 60% interest in the joint venture, with a preferred rate of return of 9.25% per annum on such amounts. The required equity contribution from the Company’s joint venture partner was $400,000. The Company’s initial $5.6 million contribution to the joint venture was funded from its secured revolving credit facility. The venture previously acquired the land parcels at a cost of approximately $15.4 million, incurring mortgage indebtedness of approximately $10.8 million (including purchase money mortgages payable to the seller of $3.9 million); approximately $19.0 million remains available under an existing first mortgage construction/development loan in the initial amount of $27.8 million. In addition, the venture has entered into an interest rate swap agreement with respect to its existing construction/development loan facility, as well as a future swap agreement applicable to anticipated permanent financing of $28.0 million. The joint venture is deemed to be a variable interest entity with the Company as the primary income or loss beneficiary; accordingly, the Company has consolidated the property. The minority interest partners in the Pottsgrove and Stroudsburg joint ventures are principally the same individuals.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)
Pro Forma Financial Information (unaudited)
     During the period January 1, 2007 through June 30, 2008, the Company acquired 22 shopping and convenience centers aggregating approximately 2.1 million sq. ft. of GLA, purchased the joint venture minority interests in four properties, and purchased approximately 174 acres of land for expansion and/or future development, for a total cost of approximately $381.6 million. The following table summarizes, on an unaudited pro forma basis before purchase accounting allocations, the combined results of operations of the Company for the three and six months ended June 30, 2008 and 2007, respectively, as if all of these property acquisitions were completed as of January 1, 2007. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2007, nor does it purport to predict the results of operations for future periods.

	Three months ended Jun 30,		Six months ended Jun 30,
	2008	2007	2008	2007

Revenues	$42,923,000	$41,939,000	$86,877,000	$85,052,000
Net income applicable to common shareholders	$1,208,000	$2,412,000	$4,333,000	$5,267,000
Per common share:
Basic	$0.03	$0.05	$0.10	$0.12
Diluted	$0.03	$0.05	$0.10	$0.12

Weighted average number of common shares outstanding:
Basic	44,464,000	44,194,000	44,461,000	44,153,000
Diluted	44,466,000	44,198,000	44,462,000	44,158,000
Real Estate Pledged
     At June 30, 2008 and December 31, 2007, respectively, a substantial number of the Company’s real estate properties were pledged as collateral for either property-specific mortgage loans payable or for the secured revolving credit facility.
Note 4. Mortgage Loans Payable and Secured Revolving Credit Facility; Construction Facility
Secured Debt
     Secured debt consisted of the following at June 30, 2008 and December 31, 2007:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)

	Jun 30, 2008			Dec 31, 2007
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages	$677,281,000	5.8%	4.8%-9.3%	$656,320,000	5.7%	4.8%-7.6%
Variable-rate mortgages	2,977,000	4.4%	4.4%	4,754,000	7.7%	7.7%

	680,258,000	5.8%		661,074,000	5.7%
Secured revolving credit facility	254,390,000	3.6%		190,440,000	6.2%

	$934,648,000	5.2%		$851,514,000	5.8%

Secured Revolving Credit Facility
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral, and will expire in January 2009, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $254.4 million at June 30, 2008, and such borrowings bore interest at an average rate of 3.6% per annum. Borrowings under the facility bear interest at a rate of LIBOR plus a basis points (“bps”) spread ranging from 110 to 145 bps depending upon the Company’s leverage ratio, as defined (the spread as of June 30, 2008 was 110 bps). The facility also requires an unused portion fee of 15 bps. Based on covenant measurements and collateral in place as of June 30, 2008, the Company was permitted to draw up to approximately $299.3 million, of which approximately $44.9 million remained available as of June 30, 2008.
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
Secured Revolving Construction Credit Facility
     In June 2008, the Company closed on a $150 million master secured revolving construction facility with KeyBank, National Association as lead agent, pursuant to which the Company will pledge certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility will expire in June 2011, subject to a one-year extension option. Borrowings under the facility will bear interest at LIBOR plus a spread of 225 bps. Advances under the facility will be calculated at the lesser of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. The Company plans to use this facility to fund in part its development activities in 2008 and

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2008
(unaudited)
subsequent years. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions.
Note 5. Subsequent Events
     On July 17, 2008, the Company completed the refinancing of a mortgage loan payable on one of its shopping center properties in Philadelphia, Pennsylvania. The original loan was repaid on April 10, 2008 in the amount of $10.5 million. The new loan, a $15.0 million five-year variable-rate first mortgage, bears interest at 200 basis points over 30-day LIBOR. On the same date, the Company entered into an interest rate swap agreement fixing the rate at 6.45%. The Company used the net proceeds from the two loan transactions to reduce the outstanding balance on its secured revolving credit facility.
     On July 23, 2008, the Company’s Board of Directors declared a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on August 20, 2008 to shareholders of record on August 8, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
     The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers in nine mid-Atlantic and New England states. At June 30, 2008, the Company had a portfolio of 119 operating properties totaling approximately 12.0 million square feet of gross leasable area (“GLA”), including 109 wholly-owned properties comprising approximately 10.8 million square feet and ten properties owned in joint venture comprising approximately 1.2 million square feet. The entire 119 property portfolio was approximately 92% leased at June 30, 2008; the 109 property “stabilized” portfolio (including properties wholly-owned and in joint venture) was approximately 96% leased at that date. The Company also owns approximately 382 acres of land parcels a significant portion of which are under development. In addition, the Company has a 76.3% interest (increased from 49.0% effective April 1, 2008) in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company had previously decided in May 2007 to dispose of Stadium Plaza, located in East Lansing, Michigan, and, for all periods presented, that property had been classified as “held for sale” on the Company’s consolidated balance sheets, and its results of operations had been classified as “discontinued operations” in the consolidated statements of income. In May 2008, the Company reconsidered its decision to sell the property and, as a result, the property has been reclassified as “held and used”. For all periods presented, the property is no longer included in “properties held for sale” or “discontinued operations”. In April 2008, Value City, the only tenant at the Value City Shopping Center, located in Wyoming, Michigan, vacated its premises at the end of the lease term. In keeping with the Company’s redevelopment plans for the property, the vacant building was subsequently razed and, accordingly, the property has now been reclassified as “land under/held for development”, and is no longer included as one of the Company’s operating properties.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At June 30, 2008, the Company owned 95.7% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
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
     The Company continues to seek opportunities to acquire properties suited for development and/or redevelopment, and, to a lesser extent than in the recent past, stabilized properties, where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company would also consider investment opportunities in regions beyond its present markets in the event such opportunities were consistent with its focus, could be effectively controlled and managed, have the potential for favorable investment returns, and would contribute to increased shareholder value.
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
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan, as amended, is 2,750,000, and the maximum number of shares that may be granted to a participant in any calendar year is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (i) upon the third anniversary of the date of grant for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants. Time—based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. These value estimates have a direct impact on net income, because higher valuations would result in lower net income, whereas lower valuations would result in higher net income. The value of such grants is being amortized on a straight-line basis over the respective vesting periods, as adjusted for fluctuations in the market value of the Company’s common stock, in accordance with the provisions of EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”.
Results of Operations
     Differences in results of operations between 2008 and 2007, respectively, were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the period January 1, 2007 through June 30, 2008, the Company acquired 22 shopping and convenience centers aggregating approximately 2.1 million sq. ft. of GLA, purchased the joint venture minority interests in four properties, and acquired approximately 174 acres of land for expansion and/or future development, for a total cost of approximately $381.6 million. In addition, the Company placed into service one ground-up development having an aggregate cost of approximately $3.6 million. Income before minority and limited partners’ interests and preferred distribution requirements was $3.7 million during the three months ended June 30, 2008 as compared with $5.3 million during the three months ended June 30, 2007. Income before minority and limited partners’ interests and preferred distribution requirements was $9.7 million during the six months ended June 30, 2008 as compared with $11.5 million during the six months ended June 30, 2007.

Comparison of the quarter ended June 30, 2008 to the quarter ended June 30, 2007

						Properties
	Three months ended Jun 30,		Increase/	Percentage		held in
	2008	2007	(decrease)	change	Acquisitions	both periods

Total revenues	$42,915,000	$36,950,000	$5,965,000	16%	$6,290,000	$(325,000)
Property operating expenses	11,872,000	9,313,000	2,559,000	27%	2,105,000	454,000
Depreciation and amortization	14,007,000	9,898,000	4,109,000	42%	2,069,000	2,040,000
General and administrative	2,323,000	3,220,000	(897,000)	-28%	n/a	n/a
Non-operating income and expense, net (i)	10,980,000	9,182,000	1,798,000	20%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), and equity in income of an unconsolidated joint venture.
     Properties held in both periods. The Company held 99 properties throughout the three months ended June 30, 2008 and 2007. The comparative differences in the operating results for those properties are as follows:
Explanation
Total revenues — The decrease reflects principally reductions in revenues in conjunction with the commencement of re-development activities at certain properties, the termination of a lease in the fourth quarter of 2007 which the Company expects to replace on more favorable terms, and reductions in percentage rent. These reductions were partially offset by scheduled increases in base rents.
Property operating expenses — Increase due to increased real estate taxes as a result of higher assessments, higher other operating expenses subject to recovery from tenants, and a higher provision for doubtful accounts, a non-recoverable expense, principally relating to one fitness center operator.
Depreciation and amortization — Increase due principally to a one-time depreciation charge of $1.9 million taken for the demolition of a building on the Company’s property in Wyoming, Michigan as part of the redevelopment plans for the property, and the depreciation adjustment relating to the East Lansing, Michigan property reclassified as “held and used”.
General and administrative expenses — Decrease primarily due to the costs of the retirement of the former Chief Financial Officer and hiring of his replacement in the second quarter of 2007 ($1,535,000), partially offset by higher costs in the three months ended June 30, 2008 for compensation (including costs related to stock-based compensation), accounting and other professional expenses, and bank fees related to the Company’s new cash management system (formerly netted in interest income).
Non-operating income and expense, net — Increase primarily the result of increased interest costs from borrowings related to property acquisitions and development/redevelopment activities, partially offset by the lower cost of borrowing under the Company’s secured revolving credit facility.

Comparison of the six months ended June 30, 2008 to the six months ended June 30, 2007

						Properties
	Six months ended Jun 30,		Increase/	Percentage		held in
	2008	2007	decrease)	change	Acquisitions	both periods

Total revenues	$86,550,000	$73,141,000	$13,409,000	18%	$14,287,000	$(878,000)
Property operating expenses	24,783,000	19,967,000	4,816,000	24%	4,314,000	502,000
Depreciation and amortization	25,536,000	19,781,000	5,755,000	29%	4,215,000	1,540,000
General and administrative	4,514,000	5,218,000	(704,000)	-13%	n/a	n/a
Non-operating income and expense, net (i)	22,056,000	16,671,000	5,385,000	32%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), and equity in income of an unconsolidated joint venture.
     Properties held in both periods. The Company held 97 properties throughout the six months ended June 30, 2008 and 2007. The comparative differences in the operating results for those properties are as follows:
Explanation
Total revenues — The decrease reflects principally reductions in revenues in conjunction with the commencement of re-development activities at certain properties, the termination of a lease in the fourth quarter of 2007 which the Company expects to replace on more favorable terms, a reduction in percentage rent, and reductions due to number of non-continuing items in the first quarter of 2007 that led to higher revenue in that period including, principally, lease terminations that increased other revenue and amortization of intangible lease liabilities. These decreases were partially offset by scheduled increases in base rents.
Property operating expenses — Increase due to increased real estate taxes as a result of higher assessments and higher other operating expenses subject to recovery from tenants, partially offset by a lower provision for doubtful accounts, a non-recoverable expense.
Depreciation and amortization — Increase due principally to a one-time depreciation charge of $1.9 million taken for the demolition of a building on the Company’s property in Wyoming, Michigan as part of the redevelopment plans for the property, and the depreciation adjustment relating to the East Lansing, Michigan property reclassified as “held and used”, partially offset by a higher level of lease terminations by tenants in the six months ended June 30, 2007 that accelerated depreciation and amortization of tenant improvements and deferred lease origination fees applicable to those tenants.
General and administrative expenses — Decrease primarily due to the costs of the retirement of the former Chief Financial Officer and hiring of his replacement in the second quarter of 2007 ($1,535,000), partially offset by higher costs in the six months ended June 30, 2008 for compensation (including costs related to stock-based compensation), accounting and other professional expenses, and bank fees related to the Company’s new cash management system (formerly netted in interest income).
Non-operating income and expense, net — Increase primarily the result of increased interest costs from borrowings related to property acquisitions and development/redevelopment activities, partially offset by the lower cost of borrowing under the Company’s secured revolving credit facility.
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
     The Company has a $300 million secured revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder; the facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral, and will expire in January 2009, subject to a one-year extension option. As of June 30, 2008, based on covenant measurements and collateral in place, the Company was permitted to draw up to approximately $299.3 million, of which approximately $44.9 million remained available as of that date. The credit facility is used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios.
     The Company has a $150 million secured revolving credit construction facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company is in the process of pledging certain of its development and redevelopment projects as collateral for borrowings to be made thereunder. This facility is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. As of June 30, 2008, there were no borrowings outstanding under this facility, which is subject to similar financial covenants as contained in the Bank of America, N.A. loan agreement.
     The Company expects to fund its liquidity requirements principally from the following: (i) cash and cash equivalents, (ii) availability under its secured revolving credit facility, and (iii) availability under its unsecured line of credit. In addition, the Company anticipates the availability of additional construction financing, net proceeds from the contribution of properties to joint ventures, and proceeds from the refinancing of maturing debt. Such construction financing includes the recently-completed $150 million master secured revolving construction facility, a committed $77.7 million construction facility for its joint venture development project in Pottsgrove, Pennsylvania, and the $27.8 construction facility for its joint venture development project in Stroudsburg, Pennsylvania. There can be no assurance, however, that the Company will have the availability of such additional construction financing, net proceeds from the contribution of properties to joint ventures, or proceeds from the refinancing of existing debt.
     Mortgage loans payable at June 30, 2008 consisted of fixed-rate notes totaling $677.3 million (with a weighted average interest rate of 5.8%) and variable-rate debt totaling $257.3 million, principally advances outstanding under the variable-rate secured revolving credit facility (with a weighted average interest rate of 3.6%). Total mortgage loans payable have an overall weighted average interest rate of 5.2% and mature at various dates through 2021.
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established, and is not available to fund other property-level or Company-level obligations. In addition, joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the partners be strictly controlled.
Net Cash Flows
Operating Activities
     Net cash flows provided by operating activities amounted to $28.4 million during the six months ended June 30, 2008, compared to net cash flows provided by operating activities of $24.9 million during the six months ended June 30, 2007. The increase in operating cash flows during the first six months of 2008, as compared with the first six months of 2007, was primarily the result of property acquisitions.
Investing Activities
     Net cash flows used in investing activities were $70.3 million during the six months ended June 30, 2008 and $93.1 million during the six months ended June 30, 2007, and were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the first six months of 2008, the Company purchased the remaining minority interests in four properties from its joint venture partner, two shopping and convenience centers, and land for expansion and development. During the first six months of 2007, the Company acquired eight shopping and convenience centers.
Financing Activities
     Net cash flows provided by financing activities were $28.8 million during the six months ended June 30, 2008 and $68.6 million during the six months ended June 30, 2007. During the first six months of 2008, the Company received proceeds of net borrowings of $63.9 million under the Company’s secured revolving credit facility, $27.5 million in proceeds from mortgage financings, and a net $4.3 million of contributions from minority interest partners, offset by repayment of mortgage obligations of $40.1 million, preferred and common stock dividend distributions of $23.9 million, payments of deferred financing costs of $1.9 million, distributions paid with respect to limited partners’ interests of $0.9 million, and a redemption of OP Units of $0.1 million. During the first six months of 2007, the Company received proceeds of net borrowings of $70.5 million under the Company’s secured revolving credit facility, $23.0 million in net proceeds from mortgage financings, $3.9 million in net proceeds from sales of common stock, and a $1.0 million contribution from a minority interest partner, offset by preferred and common stock dividend distributions of $23.8 million, repayment of mortgage obligations of $4.1 million, payment of deferred financing costs of $1.0 million, and distributions paid with respect to limited partners’ interests of $0.9 million.
Funds From Operations
     Funds From Operations (“FFO”) is a widely-recognized non-GAAP financial measure for REITs that the Company believes, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. The Company presents FFO because the Company considers it an important supplemental measure of its operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Among other things, the Company uses FFO or an adjusted FFO-based measure (i) as a criterion to determine performance-based bonuses for members of senior management, (ii) in performance comparisons with other shopping center REITs, and (iii) to measure compliance with certain financial covenants under the terms of the Loan Agreement relating to the Company’s secured revolving credit facility.
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

The following table sets forth the Company’s calculations of FFO for the three and six months ended June 30, 2008 and 2007:

	Three months ended Jun 30,		Six months ended Jun 30,
	2008	2007	2008	2007

Net income applicable to common shareholders	$1,224,000	$2,921,000	$4,336,000	$6,576,000
Add (deduct):
Real estate depreciation and amortization	13,939,000	9,837,000	25,400,000	19,667,000
Limited partners’ interest	56,000	132,000	199,000	295,000
Minority interests in consolidated joint ventures	482,000	300,000	1,188,000	695,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(1,417,000)	(426,000)	(3,198,000)	(917,000)
Equity in income of unconsolidated joint venture	(222,000)	(157,000)	(372,000)	(313,000)
FFO from unconsolidated joint venture	355,000	234,000	581,000	468,000

Funds From Operations	$14,417,000	$12,841,000	$28,134,000	$26,471,000

FFO per common share (assuming conversion of OP Units):
Basic	$0.31	$0.28	$0.61	$0.57

Diluted	$0.31	$0.28	$0.61	$0.57

Weighted average number of common shares:
Shares used in determination of basic earnings per share	44,464,000	44,194,000	44,461,000	44,153,000
Additional shares assuming conversion of OP Units (basic)	2,029,000	1,984,000	2,030,000	1,985,000

Shares used in determination of basic FFO per share	46,493,000	46,178,000	46,491,000	46,138,000

Shares used in determination of diluted earnings per share	44,466,000	44,198,000	44,462,000	44,158,000
Additional shares assuming conversion of OP Units (diltued)	2,029,000	1,997,000	2,030,000	1,998,000

Shares used in determination of diluted FFO per share	46,495,000	46,195,000	46,492,000	46,156,000

Inflation
     Low to moderate levels of inflation during the past several years have favorably impacted the Company’s operations by stabilizing operating expenses. However, the Company’s properties have tenants whose leases include expense reimbursements and other provisions to minimize the effect of inflation. At the same time, low inflation has had the indirect effect of reducing the Company’s ability to increase tenant rents upon the signing of new leases and/or lease renewals.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     One of the principal market risks facing the Company is interest rate risk on its secured revolving credit facility. The Company may, when advantageous, hedge its interest rate risk using derivative financial instruments. The Company is not subject to foreign currency risk.
     The Company is exposed to interest rate changes primarily through (i) the secured variable-rate revolving credit facility used to maintain liquidity, fund capital expenditures and expand its real estate investment portfolio, (ii) property-specific variable-rate mortgages, and (iii) variable-rate construction financing. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At June 30, 2008, the Company had approximately $18.9 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.4% to 7.1% per annum. In addition, the Company had an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania.
     At June 30, 2008, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the variable-rate secured revolving credit facility). The average interest rate on the $677.3 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2021. The average interest rate on the $257.3 million of variable-rate debt (including $254.4 million in advances under the Company’s secured revolving credit facility) was 3.6%. The secured revolving credit facility matures in January 2009, subject to a one-year extension option. Based on the amount of variable-rate debt outstanding at June 30, 2008, if interest rates either increase or decrease by 1%, the Company’s interest expense would increase or decrease respectively by approximately $2,573,000 per annum.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of June 30, 2008, and have determined that such disclosure controls and procedures are effective.
     During the three months ended June 30, 2008, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II Other Information
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its annual meeting of stockholders on June 17, 2008, at which the following matters were voted upon:
1.	The election of seven directors.

2.	The approval of an amendment to the Company’s 2004 Stock Incentive Plan increasing the authorized shares available thereunder and increasing the number of shares that may be granted to any one participant.

3.	The approval of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.
The results of the vote were as follows:

		Withheld/		Broker
	For	Against	Abstain	Non-Votes
1. Directors:
James J. Burns	40,682,727	435,488
Richard Homburg	40,736,476	381,739
Pamela N. Hootkin	40,733,532	384,683
Paul G. Kirk, Jr.	40,384,844	733,371
Everett B. Miller, III	40,683,882	434,333
Leo S. Ullman	40,727,076	391,139
Roger M. Widmann	40,680,827	437,388

2. Amendment to 2004 Incentive Stock Plan	30,888,265	3,121,580	1,257,645

3. Independent registered public accounting firm	40,963,878	157,515	23,821
Item 6. Exhibits

Exhibit 10.1	Loan Agreement dated as of June 13, 2008, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 17, 2008

Exhibit 31	Section 302 Certifications

Exhibit 32	Section 906 Certifications

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

August 4, 2008