Form 10-Q
period 2008-09-30
CEDAR SHOPPING CENTERS INC
filed 2008-11-06
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 31, 2008, there were 44,488,703 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Real estate:
Land	$369,473,000	$315,599,000
Buildings and improvements	1,339,489,000	1,282,180,000

	1,708,962,000	1,597,779,000
Less accumulated depreciation	(135,825,000)	(103,621,000)

Real estate, net	1,573,137,000	1,494,158,000

Investment in unconsolidated joint venture	4,902,000	3,757,000

Cash and cash equivalents	5,989,000	20,307,000
Restricted cash	17,976,000	17,839,000
Rents and other receivables, net	7,861,000	7,640,000
Straight-line rents receivable	13,582,000	11,446,000
Other assets	11,116,000	9,778,000
Deferred charges, net	33,840,000	30,059,000

Total assets	$1,668,403,000	$1,594,984,000

Liabilities and shareholders’ equity
Mortgage loans payable	$682,861,000	$661,074,000
Secured revolving credit facilities	274,690,000	190,440,000
Accounts payable and accrued expenses	24,911,000	26,068,000
Unamortized intangible lease liabilities	65,249,000	71,157,000

Total liabilities	1,047,711,000	948,739,000

Minority interests in consolidated joint ventures	58,792,000	62,402,000
Limited partners’ interest in Operating Partnership	24,162,000	25,689,000

Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 44,489,000 and 44,238,000 shares, respectively, issued and outstanding)	2,669,000	2,654,000
Treasury stock (718,000 and 616,000 shares, respectively, at cost)	(9,207,000)	(8,192,000)
Additional paid-in capital	575,608,000	572,392,000
Cumulative distributions in excess of net income	(119,918,000)	(97,514,000)
Accumulated other comprehensive (loss) income	(164,000)	64,000

Total shareholders’ equity	537,738,000	558,154,000

Total liabilities and shareholders’ equity	$1,668,403,000	$1,594,984,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
Rents	$35,011,000	$30,784,000	$104,043,000	$89,363,000
Expense recoveries	7,800,000	6,946,000	24,936,000	21,055,000
Other	511,000	115,000	893,000	568,000

Total revenues	43,322,000	37,845,000	129,872,000	110,986,000

Expenses:
Operating, maintenance and management	6,974,000	5,692,000	22,298,000	18,459,000
Real estate and other property-related taxes	4,994,000	3,953,000	14,453,000	11,153,000
General and administrative	2,654,000	1,847,000	7,168,000	7,065,000
Depreciation and amortization	11,996,000	10,140,000	37,532,000	29,921,000

Total expenses	26,618,000	21,632,000	81,451,000	66,598,000

Operating income	16,704,000	16,213,000	48,421,000	44,388,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(11,243,000)	(10,041,000)	(33,906,000)	(27,523,000)
Interest income	35,000	82,000	270,000	580,000
Equity in income of unconsolidated joint venture	310,000	150,000	682,000	463,000

Total non-operating income and expense	(10,898,000)	(9,809,000)	(32,954,000)	(26,480,000)

Income before minority and limited partners’ interests	5,806,000	6,404,000	15,467,000	17,908,000

Minority interests in consolidated joint ventures	(412,000)	(333,000)	(1,600,000)	(1,028,000)
Limited partners’ interest in Operating Partnership	(148,000)	(177,000)	(347,000)	(472,000)

Net income	5,246,000	5,894,000	13,520,000	16,408,000

Preferred distribution requirements	(1,969,000)	(1,969,000)	(5,907,000)	(5,907,000)

Net income applicable to common shareholders	$3,277,000	$3,925,000	$7,613,000	$10,501,000

Per common share:
Basic	$0.07	$0.09	$0.17	$0.24

Diluted	$0.07	$0.09	$0.17	$0.24

Dividends to common shareholders	$10,010,000	$9,952,000	$30,017,000	$29,823,000

Per common share	$0.225	$0.225	$0.675	$0.675

Weighted average number of common shares outstanding:
Basic	44,488,000	44,231,000	44,470,000	44,179,000

Diluted	44,490,000	44,234,000	44,472,000	44,183,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Shareholders’ Equity
Nine months ended September 30, 2008
(unaudited)

	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other	Total
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive	shareholders’
	Shares	value	Shares	Par value	at cost	capital	net income	(loss) income	equity

Balance, December 31, 2007	3,550,000	$88,750,000	44,238,000	$2,654,000	$(8,192,000)	$572,392,000	$(97,514,000)	$64,000	$558,154,000

Net income							13,520,000		13,520,000
Unrealized loss on change in fair value of cash flow hedges								(228,000)	(228,000)

Total other comprehensive income									13,292,000

Deferred compensation activity, net			247,000	14,000	(1,015,000)	2,835,000			1,834,000
Conversion of OP Units into common stock			4,000	1,000		53,000			54,000
Preferred distribution requirements							(5,907,000)		(5,907,000)
Dividends to common shareholders							(30,017,000)		(30,017,000)
Reallocation adjustment of limited partners’ interest						328,000			328,000

Balance, September 30, 2008	3,550,000	$88,750,000	44,489,000	$2,669,000	$(9,207,000)	$575,608,000	$(119,918,000)	$(164,000)	$537,738,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flow from operating activities:
Net income	$13,520,000	$16,408,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Earnings in excess of distributions of consolidated joint venture minority interests	1,361,000	231,000
Equity in income of unconsolidated joint venture	(682,000)	(463,000)
Distributions from unconsolidated joint venture	634,000	397,000
Limited partners’ interest in Operating Partnership	347,000	472,000
Straight-line rents receivable	(2,136,000)	(2,686,000)
Depreciation and amortization	37,532,000	29,921,000
Amortization of intangible lease liabilities	(10,377,000)	(7,624,000)
Amortization relating to stock-based compensation	2,238,000	1,456,000
Amortization of deferred financing costs	1,227,000	1,152,000
Increases/decreases in operating assets and liabilities:
Cash at consolidated joint ventures	(979,000)	40,000
Rents and other receivables, net	(221,000)	(899,000)
Other	(3,035,000)	(5,343,000)
Accounts payable and accrued expenses	(204,000)	3,769,000

Net cash provided by operating activities	39,225,000	36,831,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(71,001,000)	(134,014,000)
Purchase of consolidated joint venture minority interests	(17,454,000)	—
Investment in unconsolidated joint venture	(1,097,000)	(8,000)
Construction escrows and other	(755,000)	(1,033,000)

Net cash (used in) investing activities	(90,307,000)	(135,055,000)

Cash flow from financing activities:
Net advances from revolving lines of credit	84,250,000	118,420,000
Proceeds from sales of common stock	—	3,910,000
Redemption of Operating Partnership Units	(122,000)	—
Proceeds from mortgage financings	80,947,000	25,693,000
Mortgage repayments	(90,840,000)	(8,468,000)
Contributions from minority interest partners, net	4,260,000	1,048,000
Distributions in excess of earnings from consolidated joint venture minority interests	(27,000)	—
Distributions to limited partners	(1,368,000)	(1,336,000)
Preferred distribution requirements	(5,907,000)	(5,907,000)
Distributions to common shareholders	(30,017,000)	(29,823,000)
Payments of deferred financing costs, net	(4,412,000)	(2,050,000)

Net cash provided by financing activities	36,764,000	101,487,000

Net (decrease) increase in cash and cash equivalents	(14,318,000)	3,263,000
Cash and cash equivalents at beginning of period	20,307,000	17,885,000

Cash and cash equivalents at end of period	$5,989,000	$21,148,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on the ownership, operation, development and redevelopment of supermarket-anchored shopping centers in nine mid-Atlantic and New England states. At September 30, 2008, the Company owned 119 properties, aggregating approximately 12.0 million square feet of gross leasable area (“GLA”).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2008 and December 31, 2007, respectively, the Company owned 95.7% and 95.6% economic interests in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.3% and 4.4% at September 30, 2008 and December 31, 2007, respectively) is represented by Operating Partnership Units (“OP Units”), and the carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 2,019,000 OP Units outstanding at September 30, 2008 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. On January 3, 2008, the Company entered into a joint venture, in which it has a 75% general partnership interest, for the redevelopment of its shopping center and adjacent land parcels in Bloomsburg, Pennsylvania. On March 18, 2008, the Company acquired the remaining interests (three at 70% and one at 75%) in four supermarket-anchored properties in Pennsylvania previously owned in joint venture. On April 23, 2008, the Company entered into a joint venture, in which it has a 60% limited partnership interest, for the development of a supermarket-anchored shopping center in Hamilton Township (Stroudsburg), Pennsylvania. On September 12, 2008, the Company entered into a joint venture, in which it has a 60% limited partnership interest, for the development of a drug-store-anchored shopping center in Limerick, Pennsylvania.
     With respect to its ten consolidated operating joint ventures, the Company has general partnership interests of 20% in nine properties and 75% in one property. As (i) such entities are not variable-interest entities pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), and (ii) the Company is the sole general partner and exercises substantial operating control over these entities pursuant to Emerging Issues Task Force (“EITF”) 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
When the Limited Partners Have Certain Rights”, the Company has determined that such entities should be consolidated for financial statement purposes. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest.
     The Company’s three 60%-owned joint ventures for development projects in Limerick, Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be variable interest entities and the Company is the primary income or loss beneficiary in each case. The Company guarantees the $77.7 million property-specific construction facility ($17.3 million outstanding as of September 30, 2008) for the Pottsgrove joint venture, but does not guarantee any indebtedness of the Limerick and Stroudsburg joint ventures. The Company has a 76.3% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania. Although the Company exercises influence over this joint venture, it does not have operating control; in addition, the Company has determined that this joint venture is not a variable-interest entity pursuant to FIN 46R. Accordingly, the Company accounts for its investment in this joint venture under the equity method.
     The accompanying interim unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) may have been condensed or omitted pursuant to such rules and regulations. The unaudited financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 include, in the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial information set forth therein. The 2007 financial statements have been revised where necessary (principally relating to discontinued operations) to conform to the 2008 presentation. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007.
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
September 30, 2008
(unaudited)
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
     Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to eliminate the operations of sold properties. Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $2,038,000 and $1,201,000 for the three months ended September 30, 2008 and 2007, respectively, and $4,633,000 and $3,066,000 for the nine months ended September 30, 2008 and 2007, respectively.
     The Company’s capitalization policy on its development and redevelopment properties is guided by Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under construction. The Company considers a construction project to be substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity.
     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that management review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairment provisions were recorded by the Company during the three and nine months ended September 30, 2008 and 2007, respectively. Real estate investments held for sale are carried at the lower of their respective carrying amounts or estimated fair values, less costs to sell. Depreciation and amortization are suspended during the periods held for sale.
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
     FIN 47, “Accounting for Conditional Asset Retirement Obligations”, provides clarification of the term “conditional asset retirement obligation” as used in SFAS No. 143, “Asset Retirement Obligations”, to be a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Interpretation requires that the Company record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three and nine months ended September 30, 2008 and 2007, respectively.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
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
     With respect to all of the Company’s 2008 acquisitions, including the acquisition of the remaining interests in four properties previously owned in joint venture and consolidated for financial reporting purposes, the fair values of in-place leases and other intangibles have been allocated to the intangible asset and liability accounts. Such allocations are preliminary and are based on information and estimates available as of the respective dates of acquisition. As final information becomes available and is refined, appropriate adjustments are made to the purchase price allocations, which are finalized within twelve months of the respective dates of acquisition. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $65,249,000 and $71,157,000 at September 30, 2008 and December 31, 2007, respectively.
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $3,473,000 and $2,526,000 for the three months ended September 30, 2008 and 2007, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $4,573,000 and $3,579,000 for the respective three-month periods. For the nine months ended September 30, 2008 and 2007, (1) revenues were increased by $10,377,000 and $7,624,000, respectively, relating to the amortization of intangible lease liabilities, and (2) depreciation and amortization expense was increased correspondingly by $13,702,000 and $10,348,000 for the respective nine-month periods.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established, is not available to fund other property-level or Company-level obligations, and amounted to $14,015,000 and $14,857,000 at September 30, 2008 and December 31, 2007, respectively. In addition, joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the partners be strictly controlled. Cash at consolidated joint ventures amounted to $3,961,000 and $2,982,000 at September 30, 2008 and December 31, 2007, respectively.
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
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable and the allowance for bad debts by considering historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The allowance for doubtful accounts was $2,443,000 and $1,372,000 at September 30, 2008 and December 31, 2007, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
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
Other Assets
     Other assets at September 30, 2008 and December 31, 2007 are comprised of the following:

	Sep 30,	Dec 31,
	2008	2007

Prepaid expenses	$7,394,000	$4,493,000
Deposits	3,435,000	4,594,000
Other	287,000	691,000

	$11,116,000	$9,778,000

Deferred Charges, Net
     Deferred charges at September 30, 2008 and December 31, 2007 are net of accumulated amortization and are comprised of the following:

	Sep 30,	Dec 31,
	2008	2007

Lease origination costs (i)	$19,496,000	$19,417,000
Financing costs (ii)	11,078,000	7,941,000
Other	3,266,000	2,701,000

	$33,840,000	$30,059,000

(i)	Deferred lease origination costs include intangible lease assets resulting from purchase accounting allocations of $13,508,000 and $14,116,000, respectively.

(ii)	Deferred financing costs are incurred in connection with the Company’s credit facilities and other long-term debt.
      Deferred charges are amortized over the terms of the related agreements. Amortization

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $1,467,000 and $1,196,000 for the three months ended September 30, 2008 and 2007, respectively, and $4,248,000 and $3,525,000 for the nine months ended September 30, 2008 and 2007, respectively.
Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements.
Derivative Financial Instruments
     The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. At September 30, 2008, the Company had $33,822,000 of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.4% to 7.1% per annum. At that date, the Company had accrued liabilities (included in accounts payable and accrued expenses on the consolidated balance sheet) for (i) $1,225,000 relating to the fair value of interest rate swaps applicable to existing mortgage loans payable of $33.8 million, and (ii) $1,583,000 relating to an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, minority interests in consolidated joint ventures, or limited partners’ interest, as appropriate. Total other comprehensive income was $4,477,000 and $5,850,000 for the three months ended September 30, 2008 and 2007, respectively, and $13,292,000 and $16,372,000 for the nine months ended September 30, 2008 and 2007, respectively.
Earnings Per Share
     In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period (including shares held by Rabbi Trusts). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock; such

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
additional dilutive shares amounted to 2,000 and 3,000 for the three months ended September 30, 2008 and 2007, respectively, and 2,000 and 4,000 for the nine months ended September 30, 2008 and 2007, respectively.
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
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) provides for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. As amended and approved by shareholders in June 2008, the maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 2,750,000, and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (i) upon the third anniversary of the date of grant for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2009 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. In January 2008 and June 2008, the Company issued 52,000 shares and 7,000 shares of common stock, respectively, as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2010 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the January 2008 performance-based shares to be $6.05 per share, compared to a market price at the date of grant of $10.07 per share; similar methodology determined the value of the June 2008 performance-based shares to be $10.31 per share, compared to a market price at the date of grant of $12.13 per share. The additional restricted shares issued during the respective periods were time-based grants, and amounted to 188,000 shares and 142,000 shares, respectively, during the nine months ended September 30, 2008 and 2007; there were no grants during the three months ended September 30, 2008 and 2007, respectively. The value of such grants is being amortized on a straight-line basis over the

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
respective vesting periods, as adjusted for fluctuations in the market value of the Company’s common stock, in accordance with the provisions of EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock in the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14. The following table sets forth certain stock-based compensation information for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2008	2007	2008	2007

Restricted share grants	—	—	247,000	179,000
Average per-share grant price	$—	$—	$9.39	$14.52
Recorded as deferred compensation, net	$—	$—	$2,312,000	$2,605,000

Charged to operations:
Amortization relating to stock-based compensation	$595,000	$418,000	$1,851,000	$1,737,000
Adjustments to reflect changes in market price of Company’s common stock	302,000	(116,000)	387,000	(281,000)

Total charged to operations	$897,000	$302,000	$2,238,000	$1,456,000

Non-vested shares:
Non-vested, beginning of period	627,000	382,000	380,000	203,000
Grants	—	—	247,000	179,000
Vested during period	(74,000)	(9,000)	(74,000)	(9,000)
Forfeitures	(1,000)	—	(1,000)	—

Non-vested, end of period	552,000	373,000	552,000	373,000

Value of shares vested during the period (based on grant price)	$1,071,000	$120,000	$1,071,000	$120,000

     At September 30, 2008, 2,103,000 shares remained available for grants pursuant to the Incentive Plan, and $3,318,000 remained as deferred compensation, to be amortized over various periods ending in June 2011.
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
     In connection with an acquisition of a shopping center in 2002, the Operating Partnership

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
issued warrants to purchase approximately 83,000 OP Units to a then minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution adjustments, are fully vested, and expire in 2012.
Supplemental consolidated statement of cash flows information

	Nine months ended Sep 30,
	2008	2007

Supplemental disclosure of cash activities:
Interest paid	$36,292,000	$28,892,000
Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	2,312,000	2,605,000
Issuance of non-interest-bearing purchase money mortgage (a)	(14,435,000)	—
Assumption of mortgage loans payable	(18,156,000)	(120,664,000)
Assumption of interest rate swap liability	(2,288,000)	—
Issuance of OP Units	—	(18,000)
Conversion of OP Units into common stock	54,000	45,000
Purchase accounting allocations:
Intangible lease assets	7,593,000	21,001,000
Intangible lease liabilities	(4,469,000)	(10,516,000)
Net valuation decreases in non-interest- bearing purchase money mortgage and assumed mortgage loans payable (a)	724,000	447,000
Other non-cash investing and financing activities:
Accrued real estate improvement costs	(3,230,000)	1,940,000
Accrued construction escrows	(387,000)	—
Accrued financing costs	(48,000)	—
Accrued stock issuance expenses	—	(222,000)
Capitalization of deferred financing costs	592,000	—

(a)	The valuation decrease in the purchase money mortgage obligation results from adjusting the contract rate (non-interest- bearing) to a market rate of 9.25% per annum.
Recently-Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which provides guidance for using fair value to measure financial assets and liabilities, and clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing assets or liabilities. The statement establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data, and applies whenever other standards require assets or liabilities to be measured at fair value. In

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which deferred the effective date of SFAS 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The provisions of SFAS 157 applicable to recurring fair value measurements of financial assets and liabilities became effective January 1, 2008. The Company’s financial assets and liabilities, other than fixed-rate mortgage loans payable, are generally short-term in nature, or bear interest at variable current market rates, and consist of cash and cash equivalents, restricted cash, rents and other receivables, other assets, and accounts payable and accrued expenses. The carrying amounts of these assets and liabilities, a net of approximately $20.8 million at September 30, 2008, are not measured at fair value on a recurring basis but are considered to be recorded at amounts that approximate fair value due to their short-term nature. The valuation of the liability for the Company’s interest rate swaps ($2.8 million at September 30, 2008), was determined to be a Level 2 within the valuation hierarchy established by SFAS 157, and was based on independent values provided by financial institutions. Accordingly, the adoption of SFAS No. 157, as it relates to fair value measurements of financial assets and liabilities, has not had a material effect on the Company’s consolidated financial statements. The adoption of SFAS No. 157, as it relates to fair value measurements of non-financial assets and non-financial liabilities, will have no effect on the Company’s financial statements.
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141”, which applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141(R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquiror to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The impact of the adoption of SFAS No. 141R on the Company’s financial statements will be that the Company will expense most transaction costs relating to its acquisition activities.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
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
Note 3. Real Estate
     The following are the more significant real estate transactions that occurred during the nine months ended September 30, 2008:
     On January 4, 2008, the Company purchased a 15.9 acre parcel of land in South Londonderry Township, Pennsylvania, for the development of an approximate 85,000 sq. ft. supermarket-anchored shopping center. The purchase price was approximately $3.3 million, including closing costs, and was funded from the Company’s stabilized property credit facility.
     On February 15, 2008, the Company acquired Mason Discount Drug Mart Plaza in Mason, Ohio, an approximate 53,000 sq. ft. convenience center, for a purchase price of approximately $6.5 million, including closing costs. The acquisition cost was funded from the Company’s stabilized property credit facility.
     On April 10, 2008, the Company acquired Stop & Shop Plaza in Bridgeport, Connecticut,

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
an approximate 55,000 sq. ft. single-store property, for a purchase price of approximately $10.9 million, including closing costs, financed by (1) the assumption of an existing $7.0 million first mortgage bearing interest at 6.17% per annum and maturing in 2017, and (2) approximately $3.9 million from the Company’s stabilized property credit facility.
     On April 18, 2008, the Company entered into a long-term ground lease (minimum fixed term of 25 years plus renewal options) for a 1.4 acre parcel of land in Naugatuck, Connecticut, for the development of an approximate 13,000 sq. ft. CVS store. Total project costs are approximately $3.0 million, and the ground rent is $200,000 per year during the initial term.
     In April 2008, Value City, the only tenant at the Value City Shopping center in Wyoming, Michigan, vacated its premises at the end of the lease term. In keeping with the Company’s redevelopment plans for the property, the vacant building was subsequently razed and the Company took a one-time depreciation charge of $1.9 million. The property has been reclassified as “land under/held for development”, and is no longer included as one of the Company’s operating properties.
Joint Venture Activities
     On January 3, 2008, the Company entered into a joint venture agreement for the redevelopment of its 351,000 sq. ft. shopping center in Bloomsburg, Pennsylvania, including adjacent land parcels comprising an additional 46 acres. The required equity contribution from the Company’s joint venture partner was $4.0 million for a 25% interest in the property. The Company used the funds to reduce the outstanding balance on its stabilized property credit facility. The joint venture transaction does not qualify as a sale for financial reporting purposes; accordingly, the Company continues to consolidate the property.
     On March 7, 2008, a 60%-owned development joint venture of the Company acquired approximately 108 acres of land in Pottsgrove, Pennsylvania, for a shopping center development project. The $28.5 million purchase price, including closing costs, was funded by the issuance of a non-interest-bearing purchase money mortgage of $14.4 million, which was repaid when property-specific construction financing was concluded in September 2008. The balance of the purchase price was funded by the Company’s capital contribution to the joint venture which, in turn, was funded from its stabilized property credit facility. As of September 30, 2008, the Company’s equity capital requirement of $28.7 million had been substantially met, funded from its stabilized property credit facility. The remaining costs of development and construction of this project are expected to be funded by the property-specific construction financing.
     On March 18, 2008, the Company acquired the remaining 70% interests in Fairview Plaza, Halifax Plaza and Newport Plaza, and the remaining 75% interest in Loyal Plaza, previously owned in joint venture and consolidated for financial reporting purposes, for a purchase price of approximately $17.5 million, which was funded from its stabilized property

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
credit facility. The total outstanding mortgage loans payable on the properties were approximately $27.3 million at the time. The excess of the purchase price and closing costs over the carrying value of the minority interest partner’s accounts (approximately $8.4 million) was allocated to the Company’s real estate asset accounts.
     On April 23, 2008 the Company entered into a joint venture for the construction and development of an estimated 137,000 sq. ft shopping center in Hamilton Township (Stroudsburg), Pennsylvania. Total project costs, including purchase of land parcels, are estimated at $37 million. The Company is committed to paying a development fee of $500,000 to the joint venture partner, providing up to $9.5 million of equity capital, with a preferred rate of return of 9.25% per annum on its investment, and has a 60% profits interest in the joint venture. The required equity contribution from the Company’s joint venture partner was $400,000. As of September 30, 2008, the Company’s full equity capital requirement had been funded from its stabilized property credit facility. The venture previously acquired the land parcels at a cost of approximately $15.4 million, incurring mortgage indebtedness of approximately $10.8 million (including purchase money mortgages payable to the seller of $3.9 million). In addition, the venture has entered into an interest rate swap agreement with respect to its existing construction/development loan facility, as well as a future swap agreement applicable to anticipated permanent financing of $28.0 million. The joint venture is deemed to be a variable interest entity with the Company as the primary income or loss beneficiary; accordingly, the Company has consolidated the property. The minority interest partners in the Pottsgrove and Stroudsburg joint ventures are principally the same individuals.
     On September 12, 2008, the Company entered into a joint venture for the construction and development of an estimated 66,000 sq. ft. shopping center in Limerick, Pennsylvania. Total project costs, including purchase of land parcels, are estimated at $14.5 million. The Company is committed to paying a development fee of $333,000 to the joint venture partner, providing up to $4.1 million of equity capital, with a preferred rate of return of 9.5% per annum on its investment, and has a 60% profits interest in the joint venture. The required equity contribution from the Company’s joint venture partner is $217,000. Financing for the balance of the project costs is expected to be funded from the Company’s development property credit facility. The joint venture purchased the land parcels on October 27, 2008 and, in addition, reimbursed the seller for certain construction-in-progress costs incurred to date, for a total acquisition cost of approximately $8.4 million. At the time of the closing, the project was not yet approved under the Company’s development property credit facility, and the Company agreed to fund the excess over its capital requirement as an interim loan to the joint venture, funded through the Company’s stabilized property credit facility. Such interim loan to the joint venture bears interest at LIBOR plus a spread of 225 basis points (“bps”), and matures on the earliest of (i) the date the project is approved under the Company’s development property credit facility, (ii) the date the project is sold, or (iii) October 27, 2009. The joint venture is deemed to be a variable interest entity with the Company as the primary income or loss beneficiary; accordingly, the Company will consolidate the property.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
Pro Forma Financial Information (unaudited)
     During the period January 1, 2007 through September 30, 2008, the Company acquired 22 shopping and convenience centers aggregating approximately 2.1 million sq. ft. of GLA, purchased the joint venture minority interests in four properties, and purchased approximately 174 acres of land for expansion and/or future development, for a total cost of approximately $382 million. The following table summarizes, on an unaudited pro forma basis before purchase accounting allocations, the combined results of operations of the Company for the three and nine months ended September 30, 2008 and 2007, respectively, as if all of these property acquisitions were completed as of January 1, 2007. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2007, nor does it purport to predict the results of operations for future periods.

	Three months ended Sep 30,		Nine months ended Sep 30,
	2008	2007	2008	2007

Revenues	$43,322,000	$42,153,000	$130,199,000	$127,355,000
Net income applicable to common shareholders	$3,277,000	$3,693,000	$7,936,000	$9,199,000
Per common share:
Basic	$0.07	$0.08	$0.18	$0.21
Diluted	$0.07	$0.08	$0.18	$0.21

Weighted average number of common shares outstanding:
Basic	44,488,000	44,231,000	44,470,000	44,179,000
Diluted	44,490,000	44,234,000	44,472,000	44,183,000
Real Estate Pledged
     At September 30, 2008 and December 31, 2007, respectively, a substantial number of the Company’s real estate properties were pledged as collateral for either property-specific mortgage loans payable or for the Company’s credit facilities.
Note 4. Mortgage Loans Payable and Secured Revolving Credit Facilities; Property-Specific Construction Facility
     The Company’s secured debt consisted of the following at September 30, 2008 and December 31, 2007:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)

	Sep 30, 2008			Dec 31, 2007
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages	$641,499,000	5.7%	4.8% – 8.5%	$656,320,000	5.7%	4.8% – 7.6%
Variable-rate mortgages	41,362,000	5.4%	4.6% – 5.9%	4,754,000	7.7%	7.7%

	682,861,000	5.7%		661,074,000	5.7%
Stabilized property credit facility	230,690,000	3.9%		190,440,000	6.2%
Development property credit facility	44,000,000	4.7%		–	–

	$957,551,000	5.2%		$851,514,000	5.8%

Stabilized Property Credit Facility
     The Company has a $300 million stabilized property revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral, and will expire in January 2009, subject to a one-year extension option. On November 3, 2008, the Company provided notice that it had elected to extend the facility for one year, and confirmed that it was in compliance with the specified extension requirements. Borrowings outstanding under the facility aggregated $230.7 million at September 30, 2008, and such borrowings bore interest at an average rate of 3.9% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a bps spread depending upon the Company’s leverage ratio, as defined, measured quarterly. The LIBOR spread ranges from 110 to 145 bps (the spread as of September 30, 2008 was 110 bps; effective October 1, 2008, the spread will be 125 bps). The prime rate spread ranges from 0 to 50 bps (the spread as of September 30, 2008 was 0 bps, which will remain in effect through December 31, 2008). The facility also requires an unused portion fee of 15 bps.
     The stabilized property credit facility has been used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of September 30, 2008, the Company was permitted to draw up to approximately $291.7 million, of which approximately $61.0 million remained available as of that date. As of September 30, 2008, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the stabilized property credit facility.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
Development Property Credit Facility
     In June 2008, the Company closed on a $150 million development property revolving credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been and is expected to be further used to fund in part the Company’s development activities in 2008 and subsequent years. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $44.0 million at September 30, 2008, and such borrowings bore interest at a rate of 4.7% per annum. Based on covenant measurements and collateral in place as of September 30, 2008, the Company was permitted to draw up to approximately $49.4 million, of which approximately $5.4 million remained available as of that date. As of September 30, 2008, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the development property credit facility.
Property-Specific Construction Facility
     The Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. This facility will expire in September 2011. Borrowings outstanding under the facility aggregated $17.3 million at September 30, 2008, and such borrowings bore interest at a rate of 5.0% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. As of September 30, 2008, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
Note 5. Subsequent Events
     On October 7, 2008, the Company acquired Metro Square in Owings Mills, Maryland, an approximate 72,000 sq. ft. shopping center, for a purchase price of approximately $15.6 million, including closing costs, financed by (1) the assumption of an existing $9.4 million first mortgage loan bearing interest at 7.5% per annum and maturing in 2029, and (2) approximately $6.2 million from the Company’s stabilized property credit facility.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2008
(unaudited)
     On October 9, 2008, the Company acquired the remaining portion of the Smithfield Plaza shopping center in Smithfield, Virginia, approximately 89,000 sq. ft. of retail space in addition to the 45,000 sq. ft. supermarket anchor store it had acquired in 2005. The purchase price for the remaining stores was approximately $9.5 million, including closing costs, financed by (1) the assumption of an existing $7.1 million first mortgage loan bearing interest at 6.19% per annum and maturing in 2016, and (2) approximately $2.4 million from the Company’s stabilized property credit facility
     On October 20, 2008, the Company’s Board of Directors declared a dividend of $0.225 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on November 20, 2008 to shareholders of record on November 10, 2008.
     On November 3, 2008, the Company announced that it had been advised by Homburg Invest Inc. (”Homburg Invest”) that Homburg Invest would not proceed with the proposed joint venture for 32 properties, as previously contemplated and disclosed by the Company. While Homburg Invest had substantially completed physical, financial and legal due diligence with respect to the properties, it cited the unprecedented current events that have taken place in the U.S. capital markets and the virtual collapse of the world capital markets as the basis for its decision. Homburg Invest noted that it and its affiliates rely on Canadian, U.S. and European capital and retail markets for equity as well as short-term and long-term funding sources. In February 2008, the Company and Homburg Invest had entered into an agreement in principle to form a group of joint ventures into which the Company would contribute 32 of its properties (mostly drug store-anchored convenience centers and including all 27 of the Company’s Ohio properties). Richard Homburg, a director of the Company, is Chairman and CEO of Homburg Invest. The Company had concluded a previous joint venture arrangement with Homburg Invest in December 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
     The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers in nine mid-Atlantic and New England states. At September 30, 2008, the Company had a portfolio of 119 operating properties totaling approximately 12.0 million square feet of gross leasable area (“GLA”), including 109 wholly-owned properties comprising approximately 10.8 million square feet and 10 properties owned in joint venture comprising approximately 1.2 million square feet. The entire 119 property portfolio was approximately 92% leased at September 30, 2008; the 109 property “stabilized” portfolio (including properties wholly-owned and in joint venture) was approximately 96% leased at that date. The Company also owned approximately 382 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At September 30, 2008, the Company owned 95.7% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
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

     In May 2007, the Company decided to dispose of Stadium Plaza, located in East Lansing, Michigan. The property, with 78,000 sq. ft. of GLA, was marketed and, in accordance with SFAS No. 144, the carrying value of the property’s assets (principally the net book value of the real estate) was classified as “held for sale” in the Company’s consolidated financial statements. In May 2008, the Company reconsidered its decision to sell the property and, as a result, the property has been reclassified as “held and used”. For all periods presented, the property is no longer included in “properties held for sale” or “discontinued operations”.
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
Impact of Recent Overall Real Estate and Financial Market Conditions
     Recent months have witnessed unprecedented, and largely unpredicted, turmoil in real estate and financial markets in the U.S. and in global economies. The negative impact of such turmoil has been severe in terms of the decline in the value of shares of the Company’s stock and the resulting perceived valuation of the Company’s real estate portfolio. In this context, the Company’s valuations and stock performance have generally been consistent with those of many of its peers and many of the real estate indexes.
     Approximately 75% of the Company’s properties consist of supermarket-anchored shopping centers and drug-store anchored convenience centers with average remaining lease terms of nearly 11 years. The Company estimates that a significant portion of its rental revenues are derived from retailers of “necessities” which the Company believes are generally perceived to be less exposed to reductions in discretionary consumer spending. Much of the balance of the Company’s rental revenues is derived from ancillary service providers. Its properties have significantly fewer stores categorized as full-service department stores, fashion concepts (clothes and/or shoes), luxury product stores (leather goods, jewelry, etc.), furniture, home furnishings, home improvements, electronics, toys and pet foods. The Company believes that the concentration of its tenants in the “necessities” categories of retail will help it resist some of the vacancies occurring currently and expected to further occur in many of the other categories of tenants throughout the retail shopping center sphere.
     The Company has continued to report 96% occupancy levels for its stabilized properties and provision for doubtful accounts of approximately 1% of total revenues. While the Company expects certain potential vacancies in its non-credit smaller tenancies, and perhaps in one or two larger tenancies, it does not expect a substantial decline in overall occupancy during the upcoming quarters. Nonetheless, the Company remains highly sensitive to the potential risks and maintains a careful watch on all its tenancies.

     The Company has made substantial efforts to mitigate the financing risks inherent in its development projects by arranging a $150.0 million development property credit facility, which together with the $77.7 million property-specific construction financing facility for the Upland Square development property in Pottsgrove, Pennsylvania, have largely addressed the additional funding requirements for the Company’s announced development pipeline.
     The Company has also made substantial efforts to mitigate the operational risks inherent in its development projects through substantial pre-leasing and fixed-price construction. As of September 30, 2008, the Company has obtained lease commitments on an overall basis in excess of 50% of GLA (with another approximately 20% of GLA subject to letters of intent). In addition, the Company generally builds supermarkets in its development pipeline to a fixed construction cost, where the supermarket tenants contribute towards any excess construction costs, either in a lump sum payment or as additional rent over the lease term.
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
Results of Operations
     Differences in results of operations between 2008 and 2007, respectively, were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the period January 1, 2007 through September 30, 2008, the Company acquired 22 shopping and convenience centers aggregating approximately 2.1 million sq. ft. of GLA, purchased the joint venture minority interests in four properties, and acquired approximately 174 acres of land for expansion and/or future development, for a total cost of approximately $382 million. In addition, the Company placed into service one ground-up development having an aggregate cost of approximately $3.6 million. Income before minority and limited partners’ interests and preferred distribution requirements was $5.8 million during the three months ended September 30, 2008 as compared with $6.4 million during the three months ended September 30, 2007. Income before minority and limited partners’ interests and preferred distribution requirements was $15.5 million during the nine months ended September 30, 2008 as compared with $17.9 million during the nine months ended September 30, 2007.

Comparison of the quarter ended September 30, 2008 to the quarter ended September 30, 2007

						Properties
	Three months ended Sep 30,			Percentage	Acquisitions	held in
	2008	2007	Increase	change	and other (ii)	both periods

Total revenues	$43,322,000	$37,845,000	$5,477,000	14%	$5,494,000	$(17,000)
Property operating expenses	11,968,000	9,645,000	2,323,000	24%	1,864,000	459,000
Depreciation and amortization	11,996,000	10,140,000	1,856,000	18%	1,777,000	79,000
General and administrative	2,654,000	1,847,000	807,000	44%	n/a	n/a
Non-operating income and expense, net (i)	10,898,000	9,809,000	1,089,000	11%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), and equity in income of an unconsolidated joint venture.

(ii)	Includes principally the results of properties acquired after July 1, 2007. Amounts also include (a) unallocated property and construction management compensation and benefits (including stock-based compensation), and (b) results of a property in Wyoming, Michigan that was demolished in the second quarter of 2008 as part of the redevelopment plans for the property.
     Properties held in both periods. The Company held 105 properties throughout the three months ended September 30, 2008 and 2007, respectively. The comparative differences in the operating results for those properties are explained as follows:
Total revenues — Reflects decreases in straight-line rents, base rent relating to the termination of a lease in the fourth quarter of 2007, and expense recoveries. These decreases were substantially offset by scheduled increases in base rents and an increase in other income due to recovery of insurance proceeds ($305,000).
Property operating expenses — Increase due to increased real estate taxes as a result of higher assessments and higher other operating expenses (subject to partial recovery from tenants as additional rent), and a higher provision for doubtful accounts (not subject to recovery from tenants).
General and administrative expenses — Increase due primarily to higher costs in the three months ended September 30, 2008 for stock-based compensation, including mark-to-market expense on the Company’s stock-based liability, professional expenses, and bank fees related to the Company’s new cash management system.
Non-operating income and expense, net — Increase due primarily to increased interest costs from borrowings related to property acquisitions, partially offset by the lower cost of borrowings under the Company’s credit facilities.

Comparison of the nine months ended September 30, 2008 to the nine months ended September 30, 2007

						Properties
	Nine months ended Sep 30,			Percentage	Acquisitions	held in
	2008	2007	Increase	change	and other (ii)	both periods

Total revenues	$129,872,000	$110,986,000	$18,886,000	17%	$19,898,000	$(1,012,000)
Property operating expenses	36,751,000	29,612,000	7,139,000	24%	6,154,000	985,000
Depreciation and amortization	37,532,000	29,921,000	7,611,000	25%	7,999,000	(388,000)
General and administrative	7,168,000	7,065,000	103,000	1%	n/a	n/a
Non-operating income and expense, net (i)	32,954,000	26,480,000	6,474,000	24%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), and equity in income of an unconsolidated joint venture.

(ii)	Includes principally the results of properties acquired after January 1, 2007. Amounts also include (a) unallocated property and construction management compensation and benefits (including stock-based compensation), and (b) results of a property in Wyoming, Michigan that was demolished in the second quarter of 2008 as part of the redevelopment plans for the property, resulting in a one-time depreciation charge of $1.9 million.
     Properties held in both periods. The Company held 96 properties throughout the nine months ended September 30, 2008 and 2007. The comparative differences in the operating results for those properties are explained as follows:
Total revenues — The decrease reflects principally reductions in revenues in conjunction with the termination of a lease in the fourth quarter of 2007, a reduction in percentage rent, and reductions due to a number of non-continuing items in the first quarter of 2007 that led to higher revenue in that period, including principally, lease terminations that increased other revenue and amortization of intangible lease liabilities. These decreases were partially offset by scheduled increases in base rents and an increase in other income due to recovery of insurance proceeds ($305,000).
Property operating expenses — Increase due to increased real estate taxes as a result of higher assessments and higher other operating expenses (subject to partial recovery from tenants as additional rent), and a higher provision for doubtful accounts (not subject to recovery from tenants).
Depreciation and amortization — Decrease due to a higher level of lease terminations by tenants in the nine months ended September 30, 2007 that accelerated depreciation and amortization of tenant improvements and deferred lease origination fees applicable to those tenants, offset by an approximate $360,000 depreciation adjustment relating to the East Lansing, Michigan property reclassified as “held and used” during the second quarter of 2008.
General and administrative expenses — Increase due primarily to higher costs in the nine months ended September 30, 2008 for compensation including mark-to-market expense on the Company’s stock-based liability, including costs related to stock-based compensation, professional fee expenses, and bank fees related to the Company’s new cash management system, offset by the elimination of the costs of the retirement of the former Chief Financial Officer and hiring of his replacement in the second quarter of 2007 ($1,535,000).
Non-operating income and expense, net — Increase due primarily to increased interest costs from borrowings related to property acquisitions, partially offset by the lower cost of borrowings under the Company’s credit facilities.
Liquidity and Capital Resources
     The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, and preferred and common dividend distributions, primarily from operating cash flows; the Company has also used its stabilized property credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with its credit facilities and construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and the sale of properties or interests therein (including joint venture arrangements).
     The Company has a $300 million stabilized property credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral, and will expire in January 2009, subject to a one-year extension option. On November 3, 2008, the Company provided notice that it had elected to extend the facility for one year, and confirmed that it was in compliance with the specified extension requirements. Borrowings outstanding under the facility aggregated $230.7 million at September 30, 2008, and such borrowings bore interest at an average rate of 3.9% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a basis points (“bps”) spread depending upon the Company’s leverage ratio, as defined, measured quarterly. The LIBOR spread ranges from 110 to 145 bps (the spread as of September 30, 2008 was 110 bps; effective October 1, 2008, the spread will be 125 bps). The prime rate spread ranges from 0 to 50 bps (the spread as of September 30, 2008 was 0 bps, which will remain in effect through December 31, 2008). The credit facility has been used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. As of September 30, 2008, based on covenant measurements and collateral in place, the Company was permitted to draw up to approximately $291.7 million, of which approximately $61.0 million remained available as of that date. As of September 30, 2008, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the stabilized property credit facility.
     The Company has a $150 million development property credit facility with KeyBank,

National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development and redevelopment projects as collateral for borrowings to be made thereunder. This facility is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $44.0 million at September 30, 2008 and bore interest at a rate of 4.7% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. As of September 30, 2008, based on covenant measurements and collateral in place, the Company was permitted to draw up to approximately $49.4 million, of which approximately $5.4 million remained available as of that date. As of September 30, 2008, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the development property credit facility, which are similar to those contained in the stabilized property credit facility. The Company plans to add additional properties to the collateral pool of this facility as their respective stages of development permit, with the intent of making a substantial portion of the facility available.
     The Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. This facility will expire in September 2011. Borrowings outstanding under the facility aggregated $17.3 million at September 30, 2008 and bore interest at a rate of 5.0% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. As of September 30, 2008, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
     The Company expects to fund its liquidity requirements principally from the following: (i) cash and cash equivalents, (ii) availability under its credit facilities, and (iii) mortgage financing of development projects after they are completed. In addition, the Company anticipates the availability of additional construction financing, net proceeds from the contribution of properties to joint ventures, and proceeds from the refinancing of maturing debt. There has been a recent fundamental contraction of the U.S. credit and capital markets, whereby banks and other credit providers have tightened their lending standards and severely restricted the availability of credit. Accordingly, for this and other reasons, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, net proceeds from the contribution of properties to joint ventures, or proceeds from the refinancing of existing debt.
     With respect to the Company’s $300 million stabilized property credit facility, the Company intends to enter into a similar credit facility by January 30, 2010, the anticipated extended maturity date of the facility. In the event this credit facility is not in fact renewed in accordance with terms similar to the present stabilized property credit facility, or if certain members of the borrowing syndicate should not continue to participate in the facility at the same or reduced levels, and if additional commitments cannot be obtained from existing members or potential additional members of such syndicate, there can be no assurance that the Company will be able to find alternate financing sources or to fund such financing sources at borrowing rates, including spreads over LIBOR or other floating-rate measures, which would be acceptable to the Company.
     Mortgage loans payable at September 30, 2008 consisted of fixed-rate notes totaling $641.5 million (with a weighted average interest rate of 5.7%) and variable-rate debt totaling $316.1 million, principally advances outstanding under the Company’s variable-rate credit facilities (with a weighted average interest rate of 4.3%). Total mortgage loans payable have an overall weighted average interest rate of 5.2% and mature at various dates through 2021. In 2009, the Company has a $1.5 million debt balloon payment due and approximately $8.3 million of scheduled debt principal amortization payments.
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
Net Cash Flows
Operating Activities
     Net cash flows provided by operating activities amounted to $39.2 million during the nine months ended September 30, 2008, as compared with $36.8 million during the nine months ended September 30, 2007. The increase in operating cash flows during the first nine months of 2008, as compared with the first nine months of 2007, was primarily the result of property acquisitions.
Investing Activities
     Net cash flows used in investing activities were $90.3 million during the nine months ended September 30, 2008 and $135.0 million during the nine months ended September 30, 2007, and were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the first nine months of 2008, the Company purchased the remaining minority interests in four properties from its joint venture partner, two shopping and convenience centers, and land for expansion and development. During the first nine months of 2007, the Company acquired 14 shopping and convenience centers and land for future expansion and development.
Financing Activities
     Net cash flows provided by financing activities were $36.8 million during the nine months ended September 30, 2008 and $101.5 million during the nine months ended September 30, 2007. During the first nine months of 2008, the Company received proceeds of net borrowings of $84.2 million under its credit facilities, $80.9 million in proceeds from mortgage financings, and a net $4.3 million of contributions from minority interest partners, offset by repayments of mortgage obligations of $90.8 million, preferred and common stock dividend distributions of $35.9 million, payments of deferred financing costs of $4.4 million, distributions paid with respect to limited partners’ interests of $1.4 million, and a redemption of OP Units of $0.1 million. During the first nine months of 2007, the Company received the proceeds of net borrowings of $118.4 million under its credit facilities, $25.7 million in proceeds from mortgage financings, $3.9 million in net proceeds from sales of common stock, and a $1.0 million contribution from a minority interest partner, offset by preferred and common stock dividend distributions of $35.7 million, repayments of mortgage obligations of $8.5 million, distributions paid with respect to limited partners’ interests of $1.3 million, and payment of deferred financing costs of $2.0 million.
Funds From Operations
     Funds From Operations (“FFO”) is a widely-recognized non-GAAP financial measure for REITs that the Company believes, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. The Company presents FFO because the Company considers it an important supplemental measure of its operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Among other things, the Company uses FFO or an adjusted FFO-based measure (i) as a criterion to determine performance-based bonuses for members of senior management, (ii) in performance comparisons with other shopping center REITs, and (iii) to measure compliance with certain financial covenants under the terms of the Loan Agreements relating to the Company’s credit facilities.
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
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three and nine months ended September 30, 2008 and 2007:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2008	2007	2008	2007

Net income applicable to common shareholders	$3,277,000	$3,925,000	$7,613,000	$10,501,000
Add (deduct):
Real estate depreciation and amortization	11,921,000	10,080,000	37,321,000	29,747,000
Limited partners’ interest	148,000	177,000	347,000	472,000
Minority interests in consolidated joint ventures	412,000	333,000	1,600,000	1,028,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(1,368,000)	(448,000)	(4,566,000)	(1,365,000)
Equity in income of unconsolidated joint venture	(310,000)	(150,000)	(682,000)	(463,000)
FFO from unconsolidated joint venture	360,000	233,000	941,000	701,000

Funds From Operations	$14,440,000	$14,150,000	$42,574,000	$40,621,000

FFO per common share (assuming conversion of OP Units):
Basic	$0.31	$0.31	$0.92	$0.88

Diluted	$0.31	$0.31	$0.92	$0.88

Weighted average number of common shares:
Shares used in determination of basic earnings per share	44,488,000	44,231,000	44,470,000	44,179,000
Additional shares assuming conversion of OP Units (basic)	2,019,000	1,982,000	2,026,000	1,984,000

Shares used in determination of basic FFO per share	46,507,000	46,213,000	46,496,000	46,163,000

Shares used in determination of diluted earnings per share	44,490,000	44,234,000	44,472,000	44,183,000
Additional shares assuming conversion of OP Units (diluted)	2,020,000	1,981,000	2,026,000	1,993,000

Shares used in determination of diluted FFO per share	46,510,000	46,215,000	46,498,000	46,176,000

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
     One of the principal market risks facing the Company is interest rate risk on its credit facilities. The Company may, when advantageous, hedge its interest rate risk using derivative financial instruments. The Company is not subject to foreign currency risk.
     The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures, development/redevelopment activities, and expand its real estate investment portfolio, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At September 30, 2008, the Company had approximately $33.8 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.4% to 7.1% per annum. In addition, the Company had an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania.
     At September 30, 2008, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $641.5 million of fixed-rate indebtedness outstanding was 5.7%, with maturities at various dates through 2021. The average interest rate on the $316.1 million of variable-rate debt (including $274.7 million in advances under the Company’s credit facilities) was 4.3%. The stabilized property credit facility matures in January 2009, subject to a one-year extension option. On November 3, 2008, the Company provided notice that it had elected to extend the facility for one year, and confirmed that it was in compliance with the specified extension requirements. The development property credit facility matures in June 2011, also subject to a one-year extension option. Based on the amount of variable-rate debt outstanding at September 30, 2008, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $3,161,000 per annum.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of September 30, 2008, and have determined that such disclosure controls and procedures are effective.
     During the three months ended September 30, 2008, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II Other Information
Item 1 A. Risk Factors
The following is an update to the Company’s Risk Factors disclosed in its Annual Report on Form 10-K for the year ended December 31, 2007.
Reports during recent months have chronicled an overall decline in consumer spending, increasing job losses, regional collapses in housing prices, turmoil in financial and credit markets, and constraints on lending by banks and other financial institutions. The Company’s operating results and stock value are subject to a number of risks associated largely with real estate assets and with the real estate industry generally, including the following:
•	Local oversupply, increased competition or declining demand for real estate;

•	Non-payment or deferred payment of rent or other charges by tenants;

•	Vacancies or an inability to rent space on acceptable terms;

•	Inability to finance property development, tenant improvements or acquisitions on acceptable terms;

•	Increased operating costs, including real estate taxes, insurance premiums, utilities, repairs and maintenance;

•	Volatility and/or increases in interest rates, or non-availability of funds in the credit markets in general;

•	Increased costs of complying with current, new or expanded governmental regulations;

•	The relative illiquidity of real estate investments;

•	Changing market demographics;

•	Changing traffic patterns; and

•	Inability to arrange replacement financing for maturing debt in acceptable amounts or on acceptable terms.
In addition to such risks generally associated with real estate investments, the following risks, relating specifically to the Company’s operations, should be noted:
•	We may not be able to refinance our existing stabilized property credit facility when it matures, as extended, on January 30, 2010 on terms that provide adequate liquidity at an acceptable cost.

•	We have recently experienced and expect to continue to experience growth in assets and operations, and may not be able to integrate additional properties effectively into our operations or otherwise manage such growth, which in turn may adversely affect our operating results.

•	Our substantial indebtedness and constraints on credit may impede our operating performance, as well as our development, redevelopment and acquisition activities, and put us at a competitive disadvantage.

•	The financial covenants in our credit facilities and loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results.

•	Substantially all of our properties are located in certain Northeast and Mid-Atlantic states, which exposes us to greater economic risks than if our properties were owned in several geographic regions.
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
November 6, 2008