Form 10-K
period 2008-12-31
CEDAR SHOPPING CENTERS INC
filed 2009-03-16
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing sales price on June 30, 2008 of $11.72 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $508,248,000.
The number of shares outstanding of the registrant’s Common Stock $.06 par value was 44,854,992 on February 28, 2009.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2009 annual meeting of shareholders are incorporated herein by reference.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s beliefs, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good-faith beliefs, expectations or intentions, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside the Company’s control. Certain factors that might cause such differences include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants; the continuing availability of suitable acquisitions, and development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital (including the availability of construction financing) in the public and private markets; the availability of suitable joint venture partners; changes in interest rates; the fact that returns from development, redevelopment and acquisition activities may not be at expected levels or at expected times; risks inherent in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, changes in governmental regulations related thereto, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration of current leases; and the financial flexibility to repay or refinance debt obligations when due. The Company does not intend, and disclaims any duty or obligation, to update or revise any forward-looking statements set forth in this report to reflect any change in expectations, change in information, new information, future events or other circumstances on which such information may have been based. See Item 1A. “Risk Factors” elsewhere herein.

Part I.
Items 1 and 2. Business and Properties
General
     Cedar Shopping Centers, Inc. (the “Company”), organized in 1984, is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers in mid-Atlantic and Northeast coastal states. At December 31, 2008, the Company had a portfolio of 121 operating properties totaling approximately 12.1 million square feet of gross leasable area (“GLA”), including 111 wholly-owned properties comprising approximately 10.9 million square feet and ten properties owned in joint venture comprising approximately 1.2 million square feet. The entire 121 property portfolio was approximately 92% leased at December 31, 2008; the 113 property “stabilized” portfolio (including properties wholly-owned and in joint venture) was approximately 95% leased at that date. The Company also owned 398 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company has elected to be taxed as a real estate investment trust (“REIT”) under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT under those provisions, the Company must have a preponderant percentage of its assets invested in, and income derived from, real estate and related sources. The Company’s objectives are to provide to its shareholders a professionally-managed, diversified portfolio of commercial real estate investments (primarily supermarket-anchored shopping centers and drug store-anchored convenience centers), which will provide substantial cash flow, currently and in the future, taking into account an acceptable modest risk profile, and which will present opportunities for additional growth in income and capital appreciation.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Shopping Centers Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2008, the Company owned 95.7% of the Operating Partnership and is its sole general partner. The approximately 2,017,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
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
     The Company has historically sought opportunities to acquire properties suited for development and/or redevelopment, and, to a lesser extent than in the recent past, stabilized properties, where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company expects to substantially reduce these activities in the foreseeable future in view of current economic conditions.
     The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms “we”, “our”, “us”, “Company” and “Operating Partnership” (including their respective subsidiaries and affiliates) refer to the business and properties of all these entities, unless the context otherwise requires. The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York 11050-3765 (telephone 516-767-6492). The Company also currently maintains property management, construction management and/or leasing offices at several of its shopping-center properties. The Company’s website can be accessed at www.cedarshoppingcenters.com, where a copy of the Company’s Forms 10-K, 10-Q, 8-K and other filings with the Securities and Exchange Commission (“SEC”) can be obtained free of charge. These SEC filings are added to the website as soon as reasonably practicable. The Company’s Code of Ethics, corporate governance guidelines and committee charters are also available on the website. Any such information is also available by written request to Investor Relations at the executive office address set forth above.
     The Company’s executive offices at 44 South Bayles Avenue, Port Washington, New York, are located in an aggregate of 8,600 square feet which it leases under two leases from a partnership owned 29% by the Company’s Chairman; the terms of the leases expire over periods ending in March 2012. The Company believes that the terms of the leases are at market terms.
The Company’s Properties
          The following tables summarize information relating to the Company’s properties as of December 31, 2008:

	Number of	GLA		Buildings and		Accumulated	Net book
State	properties	(Sq. ft.)	Land	improvements	Total cost	depreciation	value

Pennsylvania	46	5,955,000	$126,822,000	$636,343,000	$763,165,000	$78,134,000	$685,031,000
Massachusetts	9	1,447,000	42,967,000	187,774,000	230,741,000	17,812,000	212,929,000
Connecticut	8	960,000	18,535,000	113,379,000	131,914,000	11,788,000	120,126,000
Virginia	13	816,000	28,878,000	101,651,000	130,529,000	11,593,000	118,936,000
Ohio	27	967,000	22,869,000	96,297,000	119,166,000	10,887,000	108,279,000
Maryland	7	677,000	15,736,000	68,750,000	84,486,000	6,037,000	78,449,000
New Jersey	4	968,000	13,802,000	71,423,000	85,225,000	7,251,000	77,974,000
New York	6	279,000	15,204,000	44,013,000	59,217,000	2,513,000	56,704,000
Michigan	1	78,000	2,443,000	9,779,000	12,222,000	982,000	11,240,000

Total operating portfolio	121	12,147,000	287,256,000	1,329,409,000	1,616,665,000	146,997,000	1,469,668,000

Projects under development and land held for future expansion and development	n/a	n/a	92,524,000	72,789,000	165,313,000	—	165,313,000

Total portfolio	121	12,147,000	$379,780,000	$1,402,198,000	$1,781,978,000	$146,997,000	$1,634,981,000

	Number				Annualized	Percentage of
	of		Percentage	Annualized	base rent	annualized
Tenant	stores	GLA	of GLA	base rent	per sq ft	base rents

Top ten tenants (a):
Giant Foods (b)	19	1,136,000	9.4%	$16,867,000	$14.84	13.5%
Discount Drug Mart	18	454,000	3.7%	4,273,000	9.41	3.4%
Farm Fresh (b)	6	364,000	3.0%	3,768,000	10.35	3.0%
Stop & Shop (b)	5	325,000	2.7%	3,494,000	10.75	2.8%
CVS	14	150,000	1.2%	2,979,000	19.86	2.4%
Shaw’s (b)	4	241,000	2.0%	2,676,000	11.10	2.1%
LA Fitness	4	168,000	1.4%	2,422,000	14.42	1.9%
Staples	7	151,000	1.2%	2,091,000	13.85	1.7%
Food Lion (b)	7	243,000	2.0%	1,921,000	7.91	1.5%
Burlington Coat Factory	2	306,000	2.5%	1,680,000	5.49	1.3%

Sub-total top ten tenants	86	3,538,000	29.1%	42,171,000	11.92	33.8%
Remaining tenants	1,130	7,677,000	63.2%	82,546,000	10.75	66.2%

Sub-total all tenants	1,216	11,215,000	92.3%	124,717,000	11.12	100.0%
Vacant space (c)	n/a	932,000	7.7%	n/a	n/a	n/a

Total (including vacant space)	1,216	12,147,000	100.0%	$124,717,000	$10.27	n/a

(a)	Based on annualized base rent.

(b)	Several of the tenants listed above share common ownership with other tenants including, without limitation, (1) Giant Foods and Stop & Shop, (2) Farm Fresh, Shaw’s, Shop ‘n Save (GLA of 53,000; annualized base rent of $505,000), Shoppers Food Warehouse (GLA of 59,000, annualized base rent of $939,000) and Acme (GLA of 172,000, annualized based rent of $756,000), and (3) Food Lion and Hannaford (GLA of 43,000; annualized base rent of $405,000).

(c)	Includes vacant space at properties undergoing development and/or redevelopment activities.

						Percentage
	Number		Percentage	Annualized	Annualized	of annualized
Year of lease	of leases	GLA	of GLA	expiring	expiring base	expiring
expiration (a)	expiring	expiring	expiring	base rents	rents per sq ft	base rents

Month-To-Month	89	211,000	1.9%	$2,884,000	$13.67	2.3%
2009	187	1,025,000	9.1%	10,102,000	9.86	8.1%
2010	183	1,344,000	12.0%	13,248,000	9.86	10.6%
2011	158	966,000	8.6%	10,580,000	10.95	8.5%
2012	152	799,000	7.1%	9,101,000	11.39	7.3%
2013	134	794,000	7.1%	9,458,000	11.91	7.6%
2014	57	835,000	7.4%	7,070,000	8.47	5.7%
2015	47	527,000	4.7%	5,550,000	10.53	4.5%
2016	37	539,000	4.8%	5,473,000	10.15	4.4%
2017	33	497,000	4.4%	6,252,000	12.58	5.0%
2018	40	813,000	7.2%	8,900,000	10.95	7.1%
Thereafter	99	2,865,000	25.6%	36,099,000	12.60	28.9%

	1,216	11,215,000	100.0%	124,717,000	11.12	100.0%
Vacant space (a)	n/a	932,000	n/a	n/a	n/a	n/a

Total portfolio (b)	1,216	12,147,000	n/a	$124,717,000	$10.27	n/a

(a)	Includes vacant space at properties undergoing development and/or redevelopment activities.

(b)	At December 31, 2008, the Company had a portfolio of 121 operating properties totaling approximately 12.1 million sq. ft. of GLA, including 111 wholly-owned properties comprising approximately 10.9 million sq. ft. and ten properties owned in joint venture comprising approximately 1.2 million sq. ft. The entire 121 property portfolio was approximately 92% leased at December 31, 2008.
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
     Most leases contain provisions requiring tenants to pay their pro rata share of real estate taxes, insurance and certain operating costs. Some leases also provide that tenants pay percentage rent based upon sales volume generally in excess of certain negotiated minimums.
     Giant Food Stores, LLC (“Giant Foods”), which is owned by Ahold N.V., a Netherlands corporation, leased approximately 9%, 9% and 10% of the Company’s GLA at December 31, 2008, 2007 and 2006, respectively, and accounted for approximately 12%, 13% and 11% of the Company’s total revenues during 2008, 2007 and 2006, respectively. Giant Foods, in combination with Stop & Shop, Inc. which is also owned by Ahold N.V., accounted for approximately 15%, 15% and 14% of the Company’s total revenues during 2008, 2007 and 2006, respectively. No other tenant leased more than 10% of GLA at December 31, 2008, 2007 or 2006, or contributed more than 10% of total revenues during 2008, 2007 or 2006. No individual property had a net book value equal to more than 10% of total assets at December 31, 2008, 2007 or 2006.
     Depreciation on all the Company’s properties is calculated using the straight-line method over the estimated useful lives of the respective real properties and improvements, which range from three to forty years.
Acquisitions in 2008
     During 2008, the Company acquired four shopping and convenience centers aggregating approximately 268,000 sq. ft. of GLA (including the remaining 89,000 sq. ft. portion of a shopping center in addition to the 45,000 sq. ft. supermarket anchor store it had acquired in 2005), purchased the joint venture minority interests in four properties, and acquired approximately 182 acres of land, located in Pennsylvania, for development, expansion and/or future development, for a total cost of approximately $109.6 million. Information relating to the acquired properties is summarized as follows:

	Number of		Acquisition
Property	properties	GLA	cost (i)(ii)

Operating properties (iii)	4	268,000	$54,509,000

Land for projects under development, expansion and/or future development	6	182 acres	55,122,000

Total			$109,631,000

(i)	Amounts include purchase accounting allocations totaling approximately $2.2 million.

(ii)	During 2008, the Company acquired the partnership interests from the partner owning the 70% interests in Fairview Plaza, Halifax Plaza and Newport Plaza, and the 75% interest in Loyal Plaza, previously consolidated for financial reporting purposes, for a purchase price of approximately $17.5 million. The excess of the purchase price and closing costs over the carrying value of the minority interest partner’s accounts (approximately $8.4 million) was allocated to the Company’s real estate asset accounts.

(iii)	These four properties, acquired individually and not as part of a portfolio, had acquisition costs of less than $20.0 million each.

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
     On March 18, 2008, the Company acquired the partnership interests from the partner owning the remaining 70% interests in Fairview Plaza, Halifax Plaza and Newport Plaza, and the 75% interest in Loyal Plaza, previously consolidated for financial reporting purposes, for a purchase price of approximately $17.5 million, which was funded from its stabilized property credit facility. The total outstanding mortgage loans payable on the properties were approximately $27.3 million at the time. The excess of the purchase price and closing costs over the carrying value of the minority interest partner’s accounts (approximately $8.4 million) was allocated to the Company’s real estate asset accounts.
     On April 23, 2008 the Company entered into a joint venture for the construction and development of an estimated 137,000 sq. ft shopping center in Stroudsburg (Hamilton Township), Pennsylvania. Total project costs, including purchase of land parcels, are estimated at $37 million. The Company is committed to paying a development fee of $500,000 to the joint venture partner, providing up to $9.5 million of equity capital, with a preferred rate of return of 9.25% per annum on its investment, and has a 60% profits interest in the joint venture. The required equity contribution from the Company’s joint venture partner was $400,000. As of December 31, 2008, the Company’s joint venture equity requirement had been funded from its stabilized property credit facility. Prior to the formation of the venture, the partner had acquired the land parcels at a cost of approximately $15.4 million, incurring mortgage indebtedness of approximately $10.8 million (including purchase-money mortgages payable to the seller of $3.9 million). In addition, the partner had entered into an interest rate swap agreement with respect to its existing construction/development loan facility, as well as a future swap agreement applicable to anticipated permanent financing of $28.0 million. The joint venture is deemed to be a variable interest entity with the Company as the primary income or loss beneficiary; accordingly, the Company has consolidated the property for financial reporting purposes. The minority interest partners in the Stroudsburg joint venture and the Pottsgrove joint venture (entered into in April 2007) are principally the same individuals.
     On September 12, 2008, the Company entered into a joint venture for the construction and development of an estimated 66,000 sq. ft. shopping center in Limerick, Pennsylvania. Total project costs, including purchase of land parcels, are estimated at $14.5 million. The Company is committed to paying a development fee of $333,000 to the joint venture partner, providing up to $4.1 million of equity capital, with a preferred rate of return of 9.5% per annum on its investment, and has a 60% profits interest in the joint venture. The required equity contribution from the Company’s joint venture partner is $217,000. Financing for the balance of the project costs is expected to be funded from the Company’s development property credit facility. The joint venture purchased the land parcels on October 27, 2008 and, in addition, reimbursed the seller for certain construction-in-progress costs incurred to that date, for a total acquisition cost of approximately $8.4 million. At the time of the closing, the project was not yet approved under the Company’s development property credit facility, and the Company agreed to fund the excess over its capital requirement as an interim loan to the joint venture, funded through the Company’s stabilized property credit facility. The joint venture is deemed to be a variable interest entity with the Company as the primary income or loss beneficiary; accordingly, the Company has consolidated the property for financial reporting purposes.

Competition
     The Company believes that competition for the acquisition and operation of retail shopping and convenience centers is highly fragmented. It faces competition from institutional investors, public and private REITs, owner-operators engaged in the acquisition, ownership and leasing of shopping centers, as well as from numerous local, regional and national real estate developers and owners in each of its markets. It also faces competition in leasing available space at its properties to prospective tenants. Competition for tenants varies depending upon the characteristics of each local market in which the Company owns and manages properties. The Company believes that the principal competitive factors in attracting tenants in its market areas are location, price and other lease terms, the presence of anchor tenants, the mix, quality and sales results of other tenants, and maintenance, appearance, access and traffic patterns of its properties.
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
Employees
     As of December 31, 2008, the Company had 96 employees (89 full-time and 7 part-time). The Company believes that its relations with its employees are good.
Item 1A. Risk Factors
Deteriorating conditions in the U.S. economy, instability in the credit markets and the uncertain retail environment could adversely affect our ability to continue to pay dividends or cause us to reduce further the amount of our dividends.
As the result of the current state of the U.S. economy, constrained capital markets and the difficult retail environment, on January 29, 2009, our Board of Directors reduced our annual dividend rate on our common stock from $.90 per share to $.45 per share. There is no assurance that as a result of further deteriorating conditions the Company will not be forced to reduce further, or even eliminate, the payment of dividends.

Volatility and instability in the credit markets could adversely affect our ability to obtain new financing or to refinance existing indebtedness.
In recent months, there has been substantial volatility and instability in the credit markets. We have recently witnessed the near-complete disappearance of Commercial Mortgage-backed Securities (“CMBS”) as a means of financing real estate. Such CMBS financings, generally at a fixed rate for a period of 10 years, represent the preponderance of fixed-rate financing for the Company’s existing stabilized portfolio. It is highly unlikely that a market for such securities and the availability of such loans will be accessible by the Company for an indefinite period, or perhaps ever. Our stabilized property credit facility has a term that expires in January 2010. We are presently seeking to put in place a new stabilized property credit facility in advance of the expiration of the current facility. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance our existing debt as it matures on favorable terms or at all. At this time, it is difficult to forecast the future state of the bank loan market and the credit market, generally. If, because of our substantial indebtedness, the level of our cash flows, lenders’ perceptions of our creditworthiness, or for other reasons, we are unable to renew, replace or extend this facility on terms attractive to us, or to arrange for alternative financing, we might be required to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding could be arranged, if such financing is available on acceptable terms, or at all. Such measures could include deferring development and redevelopment projects or other capital expenditures, curtailing future acquisitions, disposition of assets on unfavorable terms, further reducing or eliminating future cash dividend payments or other discretionary uses of cash, and/or other more severe actions. In the alternative, we may be forced to seek potentially less attractive financings, including equity investments on terms that may not be favorable to us. In doing so, the Company may be compelled to dilute the interests of existing shareholders that could also adversely reduce the trading price of our common stock..
     Also, disruptions in the credit markets and uncertainty in the U.S. economy could adversely affect the banks that currently participate in our credit facility, could cause them to elect not to participate in any new credit facility we might seek, or could cause other banks that are not currently participants in such credit facility to be unwilling or unable to participate in any such new facility.
Our properties consist primarily of community shopping and convenience centers. Our performance therefore is linked to economic conditions in the market for retail space generally.
     Our properties consist primarily of supermarket-anchored community shopping centers and drug store-anchored convenience centers, and our performance therefore is linked to economic conditions in the market for retail space generally. This also means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions and consumer confidence. A recession is currently affecting the economy and consumer spending in the United States has recently declined. A sustained downturn in the U.S. economy and reduced consumer spending could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our existing shopping centers as well as our development properties could also significantly decline during a significant downturn in the U.S. economy that could result in a decline in our occupancy percentage and reduction in rental revenues.
     A number of tenants in negotiating or renegotiating leases have sought to limit their payment of base rent, allocable common area charges and real estate taxes and, in some cases, have unilaterally reduced rent payments. In fact, the Company’s collection of common area charges has declined and may decline further as a result of vacancies, default, and tenant resistance.
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
     Our performance and value are subject to risks associated with real estate assets and with the real estate industry, including, among other things, risks related to adverse changes in national, regional and local economic and market conditions. Our continued ability to make expected distributions to our shareholders depends on our ability to generate sufficient revenues to meet operating expenses, future debt service and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events and conditions include, but may not be limited to, the following:
1.	local oversupply, increased competition or declining demand for real estate;

2.	non-payment or deferred payment of rent or other charges by tenants, either as a result of tenant-specific financial ills, or general economic events or circumstances adversely affecting consumer disposable income or credit;

3.	vacancies or an inability to rent space on acceptable terms;

4.	inability to finance property development, tenant improvements and acquisitions on acceptable terms;

5.	increased operating costs, including real estate taxes, insurance premiums, utilities, repairs and maintenance;

6.	volatility and/or increases in interest rates, or the non-availability of funds in the credit markets in general;

7.	an inability to refinance our existing indebtedness or to refinance on acceptable terms;

8.	increased costs of complying with current, new or expanded governmental regulations;

9.	the relative illiquidity of real estate investments;

10.	changing market demographics;

11.	changing traffic patterns;

12.	an inability to arrange property-specific replacement financing for maturing mortgage loans in acceptable amounts or on acceptable terms;
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
     We also face competition from similar retail centers within our respective trade areas that may affect our ability to renew leases or re-let space as leases expire. The recent increase in national retail chain bankruptcies has increased available retail space and has increased competitive pressure to renew tenant leases upon expiration and find new tenants for vacant space at our properties. In addition, any new competitive properties that are developed within the trade areas of our existing properties may result in increased competition for customer traffic and creditworthy tenants. Increased competition for tenants may require us to make tenant and/or capital improvements to properties beyond those that we would otherwise have planned to make. Any unbudgeted tenant and/or capital improvements we undertake may reduce cash that would otherwise be available for distributions to shareholders. Ultimately, to the extent we are unable to renew leases or re-let space as leases expire, our business and operations could be negatively impacted.

Our current and future joint venture investments could be adversely affected by the lack of sole decision-making authority, reliance on joint venture partners’ financial condition, and any disputes that may arise between our joint venture partners and us.
     We presently own 13 of our properties through joint ventures and in the future we may co-invest with third parties through joint ventures and/or contribute some of our properties to joint ventures. In addition, we have a 76% interest in an unconsolidated joint venture that owns a single-tenant office property. We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither the joint venture partner nor we would have full control over the joint venture. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners. Our joint venture partner(s) or we may not be in a position to respond to capital calls, and such calls could thus adversely affect our ownership or profits interest through subordination, dilution or super priorities. Also, the triggering of buy/sell provisions in the respective joint venture agreements could adversely affect our ownership interests.
The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results.
     The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results. The mortgages on our properties contain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to sell or otherwise transfer any ownership interest, to further mortgage the applicable property, to enter into leases, or to discontinue insurance coverage. Our ability to borrow under our secured revolving credit facilities is subject to compliance with these financial and other covenants, including restrictions on property eligible for collateral, the payment of dividends, and overall restrictions on the amount of indebtedness we can incur. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, could take possession of the property or properties securing the loan.
A substantial portion of our properties are located in the mid-Atlantic and Northeast coastal regions, which exposes us to greater economic risks than if our properties were owned in several geographic regions.
     Our properties are located largely in the mid-Atlantic and Northeast coastal regions, which exposes us to greater economic risks than if we owned properties in more geographic regions. Any adverse economic or real estate developments resulting from regulatory environment, business climate, fiscal problems or weather in such regions could have an adverse impact on our prospects. In addition, the economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm our performance in the affected markets. High barriers to entry in the Northeast due to mature economies, road patterns, density of population, restrictions on development, and high land costs, coupled with large numbers of often overlapping government jurisdictions, may make it difficult for the Company to continue to grow in these areas.

Development and redevelopment activities may be delayed or otherwise may not achieve expected results.
     Development and/or redevelopment activities may be cancelled, terminated, abandoned, and/or delayed, or otherwise may not achieve expected results due, among other things, to our inability to achieve favorable leasing results, to obtain all required permits and approvals, and to finance such development activities. We are in the process of developing/redeveloping several of our properties and expect to continue such activities in the future. In this connection, we will bear certain risks, including the risks of failure/lack of, or withdrawal of, expected entitlements, construction delays or cost overruns (including increases in materials and/or labor costs) that may increase project costs and make such project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or achieve targeted rates of return on investment, and the risk of incurring acquisition and/or predevelopment costs in connection with projects that are not pursued to completion. Development/redevelopment activities are also generally subject to governmental permits and approvals, which may be delayed, may not be obtained, or may be conditioned on terms unfavorable to us. In addition, consents may be required from various tenants, lenders, and/or joint venture partners. In case of an unsuccessful project, our loss could exceed our investment in the project.
Our success depends on key personnel whose continued service is not guaranteed.
     Our success depends on the efforts of key personnel, whose continued service is not guaranteed. Key personnel could be lost because we could not offer, among other things, competitive compensation programs. Also, we have greatly reduced our acquisition and development operations which could require a downsizing in staffing of those activities and related operations within the Company. The loss of services of key personnel could materially and adversely affect our operations because of diminished relationships with lenders, sources of equity capital, construction companies, and existing and prospective tenants, and the ability to conduct our business and operations without material disruption.
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
     We intend to make distributions to shareholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets, borrow funds or pay a portion of the dividend in common stock to meet the 90% distribution requirement of the Code. Certain assets generate substantial differences between taxable income and income recognized in accordance with accounting principles generally accepted in the United States (“GAAP”). Such assets include, without limitation, operating real estate that was acquired through structures that may limit or completely eliminate the depreciation deduction that would otherwise be available for income tax purposes. As a result, the Code requirement to distribute a substantial portion of our otherwise net taxable income in order to maintain REIT status could cause us to (i) distribute amounts that could otherwise be used for future acquisitions, capital expenditures or repayment of debt, (ii) borrow on unfavorable terms, or (iii) sell assets on unfavorable terms or (iv) pay a portion of our common dividend in common stock. If we fail to obtain debt or equity capital in the future, it could limit our operations and our ability to grow, which could have a material adverse effect on the value of our common stock.
     We have reduced our dividend as of the first quarter of 2009 to an annualized rate of $0.45 per share. We believe that the dividend at such annualized rate will continue to meet the REIT requirements. However, the Company may be required to distribute additional funds to meet the meet the minimum distribution requirements under applicable REIT provisions of the Code and may therefore be required to borrow, sell properties, raise equity or otherwise raise funds.
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
Item 4. Submission of Matters to a Vote of Security Holders: None
Directors and Executive Officers of the Company
Information regarding the Company’s directors and executive officers is set forth below:

Name	Age	Position
Leo S. Ullman	69	Chairman of the Board of Directors, Chief Executive Officer and President
James J. Burns	69	Director
Richard Homburg	59	Director
Pamela N. Hootkin	61	Director
Paul G. Kirk, Jr.	71	Director
Everett B. Miller, III	63	Director
Roger M. Widmann	69	Director
Lawrence E. Kreider, Jr.	61	Chief Financial Officer
Nancy H. Mozzachio	44	Vice President — Leasing
Thomas B. Richey	53	Vice President — Development and Construction Services
Brenda J. Walker	56	Vice President
Stuart H. Widowski	48	Secretary and General Counsel
     Leo S. Ullman, chief executive officer, president and chairman of the Board of Directors, has been involved in real estate property and asset management for more than thirty years. He was chairman and president since 1978 of the real estate management companies, and their respective predecessors and affiliates, which were merged into the Company in 2003. Mr. Ullman was first elected as the Company’s chairman in April 1998 and served until November 1999. He was re-elected in December 2000. Mr. Ullman also has been chief executive officer and president from April 1998 to date. He has been a member of the New York Bar since 1966 and was in private legal practice until 1998. From 1984 until 1993, he was a partner in the New

York law firm of Reid & Priest, and served as initial director of its real estate group. Mr. Ullman received an A.B. from Harvard University, an M.B.A. from the Columbia University Graduate School of Business and a J.D. from the Columbia University School of Law where he was a Harlan Fiske Stone Scholar. He also served in the U.S. Marine Corps. He has lectured and written books, monographs and articles on investment in US real estate, and is a former adjunct professor of business at the NYU Graduate School of Business. Mr. Ullman serves on the boards of several charities, is a member of the Development Committee of the U.S. Holocaust Memorial Museum, and has received several awards for community service. From 2005 to date, Mr. Ullman, a past regional winner, has served as a National Judge for the Ernst & Young LLP Entrepreneur of the Year Award Program.
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
     Richard Homburg, a director since 1999, and chairman from November 1999 to August 2000, was born and educated in the Netherlands. Mr. Homburg was the president and CEO of Uni-Invest N.V., a publicly-listed Netherlands real estate fund, from 1991 until 2000. In 2002, an investment group purchased 100% of the shares of Uni-Invest N.V., taking it private, at which time it was one of the largest real estate funds in the Netherlands with assets of approximately $2.5 billion. Mr. Homburg is chairman and CEO of Homburg Invest Inc. and president of Homburg Invest USA Inc. (a wholly-owned subsidiary of Homburg Invest Inc., a publicly-traded Canadian corporation listed on the Toronto and Euronext Amsterdam Stock Exchanges). In addition to his varied business interests, Mr. Homburg has served on many boards. Previous positions held by Mr. Homburg include president and director of the Investment Property Owners of Nova Scotia, the Evangeline Trust and the World Trade Center in Eindhoven, the Netherlands, as well as director or advisory board member of other large charitable organizations. Mr. Homburg holds an honorary Doctorate in Commerce from St. Mary’s University in Canada and an honorary Doctorate in Law from the University of Prince Edward Island.
     Pamela N. Hootkin, a director since June 2008 and a member of the Audit and Nominating/Corporate Governance committees, has been senior vice president, treasurer and director of investor relations at Phillips-Van Heusen Corporation since June 2007. She joined Phillips-Van Heusen in 1988 as vice president, treasurer and corporate secretary and in 1999 became vice president, treasurer and director of investor relations. From 1986 to 1988, Ms. Hootkin was vice president and chief financial officer of Yves Saint Laurent Parfums, Inc. From 1975 to 1986, she was employed by Squibb Corporation in various capacities, with her last position being vice president and treasurer of a division of Squibb. Ms. Hootkin is a board member of Safe Horizon, New York (a not-for-profit organization) where she also serves on the executive and finance committees. Ms. Hootkin received a B.A. from the State University of New York at Binghamton and a M.A. from Boston University.
     Paul G. Kirk, Jr., a director since 2005, a member of the Nominating/Corporate Governance (Chair) and Compensation committees, and the Lead Director (as amongst the independent Directors), is a retired partner of the law firm of Sullivan & Worcester, LLP of Boston, Massachusetts. He was a member of the firm from 1977 through 1990. He also serves as Chairman and CEO of Kirk & Associates, Inc., a business advisory and consulting firm. Mr. Kirk also currently serves on the Board of Directors of the Hartford Financial

Services Group, Inc., and Rayonier, Incorporated (a REIT listed on the New York Stock Exchange). He has previously served on the Boards of Directors of ITT Corporation (1989-1997) and of Bradley Real Estate, Inc. (1991-2000), a real estate investment trust that was subsequently acquired by Heritage Property Investment Trust, Inc. Mr. Kirk also serves as Chairman of the Board of Directors of the John F. Kennedy Library Foundation and was a founder and continues to serve as co-chairman of the Commission on Presidential Debates. From 1985 to 1989, Mr. Kirk served as Chairman of the Democratic Party of the U.S., and from 1983 to 1985 as its Treasurer. A graduate of Harvard College and Harvard Law School, Mr. Kirk is past-Chairman of the Harvard Board of Overseers’ Nominating Committee and currently serves as Chairman of the Harvard Board of Overseers’ Committee to Visit the Department of Athletics. He has received many awards for civic leadership and public service, including honorary doctors of law degrees from Stonehill College, and the Southern New England School of Law.
     Everett B. Miller, III, a director since 1998 and a member of the Audit and Compensation committees, is vice president of alternative investments at the YMCA Retirement Fund. In March 2003, Mr. Miller was appointed to the Real Estate Advisory Committee of the New York State Common Retirement Fund. Prior to his retirement in May 2002 from Commonfund Realty, Inc., a registered investment advisor, Mr. Miller was the chief operating officer of that company from 1997 until May 2002. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior thereto, Mr. Miller was employed for eighteen years at affiliates of Travelers Realty Investment Co., at which his last position was senior vice president. Mr. Miller received a B.S. from Yale University.
     Roger M. Widmann, a director since October 2003 and a member of the Compensation (Chair) and Nominating/Corporate Governance committees, is an investment banker. He was a principal of the investment banking firm of Tanner & Co., Inc. from 1997 to 2004. From 1986 to 1995, Mr. Widmann was a senior managing director of Chemical Securities, Inc., a subsidiary of Chemical Banking Corporation (now JPMorgan Chase Corporation). Prior to joining Chemical Securities, Inc., Mr. Widmann was a founder and managing director of First Reserve Corporation, the largest independent energy investing firm in the U.S. Previously, he was senior vice president with the investment banking firm of Donaldson, Lufkin & Jenrette, responsible for the firm’s domestic and international investment banking business. He had also been a vice president with New Court Securities (now Rothschild, Inc.). He was a director of Lydall, Inc. (NYSE), a manufacturer of thermal, acoustical and filtration materials, from 1974 to 2004, and its chairman from 1998 to 2004. He is a director of Standard Motor Products, Inc., a manufacturer of automobile replacement parts, and GigaBeam Corporation, a manufacturer of “last mile” wireless transmission systems. He is also a senior moderator of the Aspen Seminar at The Aspen Institute, and is a board member of the March of Dimes of Greater New York and of Oxfam America. Mr. Widmann received an A.B. from Brown University and a J.D. from Columbia University School of Law.
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

     Nancy H. Mozzachio joined the Company in 2003 as Vice President- Leasing and has been involved in the shopping center industry for more than 20 years. Prior to joining the Company, Ms. Mozzachio served as Vice President of Leasing and Development for American Continental Properties Group from 1988 to 2003. Ms. Mozzachio served on several Planning Boards in New Jersey and is a current member of Commercial Real Estate Women (CREW) and Retail Network as well as an active member of the International Council of Shopping Centers and Network of Executive Women. Ms. Mozzachio received a B.A. from Rutgers University.
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
     Brenda J. Walker has been a vice president of the Company since 1998, was a director from 1998 until June 2008, and was treasurer from April 1998 until November 1999. She was an executive officer since 1992 of the real estate management companies, and their respective predecessors and affiliates, which were merged into the Company in 2003. Ms. Walker has been involved in real estate-related finance, property and asset management for thirty years. Ms. Walker received a B.A. from Lincoln University.
     Stuart H. Widowski has been secretary and general counsel of the Company since 1998. He was in private practice for seven years, including five years with the New York law firm of Reid & Priest. From 1991 through 1996, Mr. Widowski served in the legal department of the Federal Deposit Insurance Corporation. Mr. Widowski received a B.A. from Brandeis University and a J.D. from the University of Michigan.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Dividend Information
     A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. The Company paid dividends totaling $0.90 per share during 2008. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. On January 28, 2009, the Company’s Board of Directors declared a dividend of $0.1125 per share, an annual rate of $0.45 per share. The decision by our Board of Directors to reduce the dividend at this time is in response to the current state of the economy, the difficult retail environment and the constrained capital markets.
Market Information
     The Company had 44,468,000 shares of common stock outstanding held by approximately 400 shareholders of record at December 31, 2008. The Company believes it has more than 10,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (i) the high, low, and closing prices of the Company’s common stock, and (ii) dividends paid:

Quarter ended	Market price range			Dividends
2008	High	Low	Close	paid
March 31	$12.60	$9.42	$11.68	$0.225
June 30	13.12	11.60	11.72	0.225
September 30	14.02	10.44	13.22	0.225
December 31	13.58	3.66	7.08	0.225

2007
March 31	$16.99	$15.47	$16.20	$0.225
June 30	16.75	13.84	14.35	0.225
September 30	14.70	11.91	13.62	0.225
December 31	14.38	10.04	10.23	0.225
Stockholder Return Performance Presentation
     The following line graph sets forth for the period January 1, 2004 through December 31, 2008 a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to then cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts Equity REIT Total Return Index.
     The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

	As Of	Year Ending
Index	01/01/04	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Cedar Shopping Centers, Inc.	100.00	122.89	128.84	154.62	105.99	79.64
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
NAREIT All Equity REIT Index	100.00	131.58	147.58	199.32	168.05	104.65

Item 6. Selected Financial Data

	Years ended December 31,
Operations data:	2008	2007	2006	2005	2004

Total revenues	$174,480,000	$154,448,000	$126,492,000	$78,941,000	$51,078,000

Expenses:
Property operating expenses	49,511,000	41,123,000	35,220,000	22,263,000	15,623,000
General and administrative	9,441,000	9,041,000	6,086,000	5,132,000	3,575,000
Depreciation and amortization	49,802,000	42,160,000	34,883,000	20,606,000	11,376,000

Total expenses	108,754,000	92,324,000	76,189,000	48,001,000	30,574,000

Operating income	65,726,000	62,124,000	50,303,000	30,940,000	20,504,000

Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(45,957,000)	(39,529,000)	(34,225,000)	(16,249,000)	(11,264,000)
Interest income	284,000	788,000	641,000	91,000	66,000
Equity in income of unconsolidated joint venture	956,000	634,000	70,000	—	—
Gain on sale of interest in unconsolidated joint venture	—	—	141,000	—	—

Total non-operating income and expense	(44,717,000)	(38,107,000)	(33,373,000)	(16,158,000)	(11,198,000)

Income before minority and limited partners’ interests	21,009,000	24,017,000	16,930,000	14,782,000	9,306,000
Minority interests in consolidated joint ventures	(2,157,000)	(1,415,000)	(1,202,000)	(1,270,000)	(1,229,000)
Limited partners’ interest in Operating Partnership	(477,000)	(633,000)	(393,000)	(299,000)	(157,000)

Net income	18,375,000	21,969,000	15,335,000	13,213,000	7,920,000

Preferred distribution requirements	(7,877,000)	(7,877,000)	(7,877,000)	(7,186,000)	(2,218,000)

Net income applicable to common shareholders	$10,498,000	$14,092,000	$7,458,000	$6,027,000	$5,702,000

Per common share:
Basic	$0.24	$0.32	$0.23	$0.25	$0.34

Diluted	$0.24	$0.32	$0.23	$0.25	$0.34

Dividends to common shareholders	$40,027,000	$39,775,000	$29,333,000	$20,844,000	$13,750,000
Per common share	$0.90	$0.90	$0.90	$0.90	$0.835

Weighted average number of common shares outstanding:
Basic	44,475,000	44,193,000	32,926,000	23,988,000	16,681,000

Diluted	44,475,000	44,197,000	33,055,000	24,031,000	16,684,000

Item 6. Selected Financial Data (continued)

	December 31,
	2008	2007	2006	2005	2004

Balance sheet data:
Real estate, net	$1,634,981,000	$1,492,276,000	$1,175,494,000	$946,457,000	$505,325,000
Land and related costs held for sale	2,266,000	2,652,000	2,324,000	—	—
Investment in unconsolidated joint venture	4,976,000	3,757,000	3,644,000	—	—
Other assets	84,905,000	96,299,000	70,257,000	49,799,000	31,835,000

Total assets	$1,727,128,000	$1,594,984,000	$1,251,719,000	$996,256,000	$537,160,000

Mortgages and other loans payable	$1,013,473,000	$851,514,000	$568,073,000	$527,791,000	$248,630,000
Other liabilities	107,932,000	97,225,000	70,595,000	44,405,000	34,239,000
Minority interests in consolidated joint ventures	58,150,000	62,402,000	9,132,000	12,339,000	11,995,000
Limited partners’ interest in Operating Partnership	23,546,000	25,689,000	25,969,000	20,586,000	6,542,000
Shareholders’ equity	524,027,000	558,154,000	577,950,000	391,135,000	235,754,000

Total liabilities and shareholders’ equity	$1,727,128,000	$1,594,984,000	$1,251,719,000	$996,256,000	$537,160,000

Weighted average number of common shares:
Shares used in determination of basic earnings per share	44,475,000	44,193,000	32,926,000	23,988,000	16,681,000
Additional shares assuming conversion of OP Units (basic)	2,024,000	1,985,000	1,737,000	1,202,000	450,000

Shares used in determination of basic FFO per share	46,499,000	46,178,000	34,663,000	25,190,000	17,131,000

Shares used in determination of diluted earnings per share	44,475,000	44,197,000	33,055,000	24,031,000	16,684,000
Additional shares assuming conversion of OP Units (diluted)	2,024,000	1,990,000	1,747,000	1,206,000	450,000

Shares used in determination of diluted FFO per share	46,499,000	46,187,000	34,802,000	25,237,000	17,134,000

Other data:
Funds From Operations (“FFO”) (a)	$56,859,000	$56,190,000	$41,954,000	$25,923,000	$15,625,000
Per common share (assuming conversion of OP Units):
Basic	$1.22	$1.22	$1.21	$1.03	$0.91
Diluted	$1.22	$1.22	$1.21	$1.03	$0.91

Cash flows provided by (used in):
Operating activities	$59,370,000	$51,504,000	$40,286,000	$25,334,000	$17,733,000
Investing activities	$(150,927,000)	$(192,432,000)	$(190,105,000)	$(323,225,000)	$(167,499,000)
Financing activities	$77,584,000	$143,350,000	$159,103,000	$298,035,000	$152,069,000

Square feet of GLA	12,147,000	12,009,000	10,061,000	8,442,000	4,887,000
Percent leased (including development/redevelopment and other non-stabilized properties)	92%	93%	93%	91%	88%
Average annualized base rent per leased square foot	$11.03	$10.74	$10.53	$10.40	$10.61

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
Executive Summary
          The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers in mid-Atlantic and Northeast coastal states. At December 31, 2008, the Company had a portfolio of 121 operating properties totaling approximately 12.1 million square feet of gross leasable area (“GLA”), including 111 wholly-owned properties comprising approximately 10.9 million square feet and ten properties owned in joint venture comprising approximately 1.2 million square feet. The entire 121 property portfolio was approximately 92% leased at December 31, 2008; the 113 property “stabilized” portfolio (including properties wholly-owned and in joint venture) was approximately 95% leased at that date. The Company also owned 398 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2008, the Company owned 95.7% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
     The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on supermarket-anchored community shopping centers and drug store-anchored convenience centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities”-based properties should provide relatively stable revenue flows even during difficult economic times. In January 2009, the Company’s Board of Directors reduced the quarterly dividend payable in February by one-half to an annual rate of $0.45 per share, an annual saving of approximately $21 million. This decision was in response to the current state of the economy, the difficult retail environment and the constrained capital markets.
     The Company has historically sought opportunities to acquire properties suited for development and/or redevelopment, and, to a lesser extent than in the recent past, stabilized properties, where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. The Company expects to substantially reduce these activities in the foreseeable future in view of current economic conditions.
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
     In April 2008, Value City, the only tenant at the Value City Shopping center, vacated its premises at the end of the lease term. In keeping with the Company’s redevelopment plans for the property, the vacant building was subsequently razed and the Company took a one-time depreciation charge of $1.9 million. The property has been reclassified as “land for projects under development, expansion and/or future development”, and is no longer included as one of the Company’s operating properties. During the fourth quarter of 2008, the Company wrote off, principally in general and administrative expenses, approximately $1.1 million of costs related to terminated transactions or developments, principally a land parcel held for development in Ephrata, Pennsylvania ($450,000) and the cancelation of a proposed second joint venture with Homburg Invest Inc. ($203,000).
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
     The Company applies SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”, in valuing real estate acquisitions. In connection therewith, the fair value of real estate acquired is allocated to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of such assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, such as real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. The principal impact of the adoption of SFAS No. 141R, “Business Combinations — a replacement of FASB Statement No. 141” (effective January 1, 2009), on the Company’s financial statements will be that the Company will expense most transaction costs relating to its acquisition activities. The amount of transaction costs deferred at December 31, 2008 that the Company will expense in the quarter ending March 31, 2009 was approximately $0.2 million.
     The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the non-cancelable terms of the respective leases. The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the remaining non-

cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.
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

Results of Operations
     Differences in results of operations between 2008 and 2007, and between 2007 and 2006, respectively, were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the period January 1, 2007 through December 31, 2008, the Company acquired 24 shopping and convenience centers aggregating approximately 2.2 million sq. ft. of GLA, purchased the joint venture minority interests in four properties, and acquired approximately 200 acres of land for development, expansion and/or future development, for a total cost of approximately $116.5 million. In addition, the Company placed into service two ground-up developments having an aggregate cost of approximately $6.3 million. Income before minority and limited partners’ interests and preferred distribution requirements was $21.0 million in 2008 as compared with $24.0 million in 2007 and $16.9 in 2006.
Comparison of 2008 to 2007

						Properties
				Percentage	Acquisitions	held in
	2008	2007	Increase	change	and other (ii)	both years

Total revenues	$174,480,000	$154,448,000	$20,032,000	13%	$23,093,000	$(3,061,000)
Property operating expenses	49,511,000	41,123,000	8,388,000	20%	7,222,000	1,166,000
Depreciation and amortization	49,802,000	42,160,000	7,642,000	18%	8,706,000	(1,064,000)
General and administrative	9,441,000	9,041,000	400,000	4%	n/a	n/a
Non-operating income and expense, net (i)	44,717,000	38,107,000	6,610,000	17%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), and equity in income of an unconsolidated joint venture.

(ii)	Includes principally the results of properties acquired after January 1, 2007. Amounts also include (a) unallocated property and construction management compensation and benefits (including stock-based compensation), and (b) results of a property in Wyoming, Michigan that was demolished in the second quarter of 2008 as part of the redevelopment plans for the property.
     Properties held in both years. The Company held 96 properties throughout 2008 and 2007. Total revenues decreased primarily as a result of (i) a decrease in the amortization of intangible lease liabilities ($230,000) resulting from expiration of applicable lease terms in the ordinary course, (ii) a decrease in the straight-line rents in the ordinary course ($1,069,000) partially offset by an increase in base rent from lease commencements at the Company’s properties ($583,000) which includes a decrease in base rent at a property in which a tenant vacated ($417,000), (iii) a decrease in percentage rental income due to some lower tenant sales ($654,000), (iv) a decrease in tenant recoveries ($832,000) primarily due to a higher collection rate in 2007 due to billing system improvements made in 2006 and 2007 and (v) a decrease in other income ($859,000) predominately related to a decrease in lease termination income partially offset by an increase in insurance proceeds.
     Property operating expenses increased as a result of (i) an increase in real estate and other property-related taxes, related principally to reassessments of properties previously acquired and completed development and redevelopment ($461,000), (ii) an increase in the provision for doubtful accounts primarily due to a higher collection rate in 2007 due to billing system improvements made in 2006 and 2007 ($647,000), (iii) an increase in non-billable expenses and operating expenses primarily due to expenses related to the above-mentioned insurance proceeds ($512,000), partially offset by (iv) a decrease in snow removal costs ($454,000).

     General and administrative expenses. General and administrative expenses increased primarily as a result of the write off of costs associated with terminated transactions, increased compensation costs, increased professional fees and the Company’s continued growth, partially offset by costs incurred in 2007 associated with the retirement of a senior executive and the initial compensation/relocation costs of his replacement ($1,535,000 in the aggregate).
     Non-operating income and expense. Non-operating income and expense, net, increased primarily as a result of (i) increased interest costs from borrowings related to property acquisitions and acquisitions of a joint venture partner’s interests, partially off-set by (ii) earnings from an unconsolidated joint venture acquired in November 2006 and additional investment in the unconsolidated joint venture made in April of 2008.
Comparison of 2007 to 2006

						Properties
				Percentage	Acquisitions	held in
	2007	2006	Increase	change	and other (ii)	both years

Total revenues	$154,448,000	$126,492,000	$27,956,000	22%	$24,792,000	$3,164,000
Property operating expenses	41,123,000	35,220,000	5,903,000	17%	5,589,000	314,000
Depreciation and amortization	42,160,000	34,883,000	7,277,000	21%	7,958,000	(681,000)
General and administrative	9,041,000	6,086,000	2,955,000	49%	n/a	n/a
Non-operating income and expense, net (i)	38,107,000	33,373,000	4,734,000	14%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), and equity in income of an unconsolidated joint venture.

(ii)	Includes principally the results of properties acquired after January 1, 2006. Amounts also include unallocated property and construction management compensation and benefits (including stock-based compensation).
     Properties held in both years. The Company held 82 properties throughout 2007 and 2006. Total revenues increased primarily as a result of (i) an increase in base rent from lease commencements at the Company’s development, redevelopment and stabilized properties ($2,699,000), (ii) an increase in expense recoveries (see increase in property operating expenses below) ($2,069,000), and (iii) an increase in lease termination fees ($1,195,000), offset by (x) a decrease in the amortization of intangible lease liabilities ($1,873,000), resulting from (a) the impact of purchase accounting allocations in the first quarter of 2006 applicable to properties acquired during 2005 (which also resulted in a decrease in depreciation and amortization expense) and (b) acceleration of amortization in 2006 relating to prematurely-terminated leases, (y) a decrease in straight-line rents in the ordinary course ($883,000), and (z) a decrease in percentage rents ($43,000).
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

     Non-operating income and expense. Non-operating income and expense, net, increased primarily as a result of (i) increased interest costs from borrowings related to property acquisitions, as reduced by the impact on interest costs of proceeds from common stock sales throughout 2006 used initially to reduce outstanding borrowings under the Company’s stabilized property credit facility, partially offset by (ii) earnings from an unconsolidated joint venture acquired in November 2006.
Liquidity and Capital Resources
     The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, and preferred and common dividend distributions, primarily from operating cash flows. The Company has also used its stabilized property credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with its credit facilities and construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and the sale of properties or interests therein (including joint venture arrangements).
     The Company expects to fund its short-term liquidity requirements principally from the following: (i) cash and cash equivalents, (ii) availability under its credit facilities, and (iii) mortgage financing of development projects after they are completed. There has been a recent fundamental contraction of the U.S. credit and capital markets, whereby banks and other credit providers have tightened their lending standards and severely restricted the availability of credit. Accordingly, for this and other reasons, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, net proceeds from the contribution of properties to joint ventures, or proceeds from the refinancing of existing debt.
     In January 2009, the Company’s Board of Directors reduced the quarterly dividend payable in February by one-half to an annual rate of $0.45 per share, an annual saving of approximately $21 million. This decision was in response to the current state of the economy, the difficult retail environment and the constrained capital markets.
     The Company has a $300 million stabilized property credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral. Originally scheduled to mature in January 2009, the facility has been extended to January 30, 2010. Borrowings outstanding under the facility aggregated $250.2 million at December 31, 2008, and such borrowings bore interest at an average rate of 2.7% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a basis points (“bps”) spread depending upon the Company’s leverage ratio, as defined, measured quarterly. The LIBOR spread ranges from 110 to 145 bps (the spread as of December 31, 2008 was 125 bps, which will remain in effect through March 31, 2009). The prime rate spread ranges from 0 to 50 bps (the spread as of December 31, 2008 was 0 bps, which will remain in effect through March 31, 2009). The facility also requires an unused portion fee of 15 bps. The credit facility has been used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. As of December 31, 2008, based on covenant measurements and collateral in place, the Company was permitted to draw up to approximately $287.7 million, of which approximately $37.5 million remained available as of that date. As of December 31, 2008, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the stabilized property credit facility.

     With respect to the Company’s $300 million stabilized property credit facility, the Company intends to enter into a similar credit facility by January 30, 2010, the extended maturity date of the existing facility. In the event the Company is unable to arrange a new facility or to further extend the existing facility on terms generally similar to the present facility, or if members of the borrowing syndicate should not continue to participate in the facility at the same or reduced levels, or if additional commitments cannot be obtained from existing members or potential additional members of such syndicate, the Company may not be able to find alternate financing sources or to find such financing sources at borrowing rates, including spreads over LIBOR or other floating-rate measures, which would be acceptable to the Company.
     The Company has a $150 million development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development and redevelopment projects as collateral for borrowings to be made thereunder. This facility is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $54.3 million at December 31, 2008 and bore interest at a rate of 3.4% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. The facility also requires an unused portion fee of 15 bps. As of December 31, 2008, based on covenant measurements and collateral in place, the Company was permitted to draw up to an additional $61.8 million, which will become available as approved project costs are incurred. As of December 31, 2008, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the development property credit facility, which are similar to those contained in the stabilized property credit facility. The Company plans to add additional properties to the collateral pool of this facility as their respective stages of development permit, with the intent of making a substantial portion of the facility available.
     The Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. This facility will expire in September 2011. Borrowings outstanding under the facility aggregated $29.2 million at December 31, 2008 and bore interest at a rate of 3.5% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. As of December 31, 2008, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
     Mortgage loans payable at December 31, 2008 consisted of fixed-rate notes totaling $655.7 million (with a weighted average interest rate of 5.8%) and variable-rate debt totaling $357.8 million, principally advances outstanding under the Company’s variable-rate credit facilities (with a weighted average interest rate of 3.1%). Total mortgage loans payable have an overall weighted average interest rate of 4.8% and mature at various dates through 2029. The Company had an approximately $9.0 million debt balloon payment due which was paid in January 2009 and has approximately $8.5 million of scheduled debt principal amortization payments in 2009.
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

Contractual obligations and commercial commitments
     The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at December 31, 2008 (in thousands):

	Maturity Date
	2009	2010	2011	2012	2013	Thereafter	Total

Debt:
Mortgage loans payable (i)	$17,517	$18,758	$115,353	$40,053	$64,634	$452,668	$708,983
Stabilized property credit facility	—	250,190	—	—	—	—	250,190
Development property credit facility (ii)	—	—	54,300	—	—	—	54,300
Interest payments (iii)	48,533	41,822	36,936	31,784	28,033	58,089	245,197
Operating lease obligations	935	741	704	668	659	19,404	23,111

Total	$66,985	$311,511	$207,293	$72,505	$93,326	$530,161	$1,281,781

(i)	Does not include $15.7 million mortgage loan payable by the Company’s 76.3%-owned unconsolidated joint venture, which is due in May 2011.

(ii)	Subject to a one-year extension option.

(iii)	Represents interest payments expected to be incurred on the Company’s debt obligations as of December 31, 2008 inclusive of capitalized interest. For variable-rate debt, the rate in effect at December 31, 2008 is assumed to remain in effect until the maturities of the respective obligations.
     In addition, the Company plans to spend between $85 million and $112 million during 2009 in connection with development and redevelopment activities in process as of December 31, 2008.
Net Cash Flows
Operating Activities
     Net cash flows provided by operating activities amounted to $59.4 million during 2008, compared to $51.5 million during 2007 and $40.3 million during 2006. The increase in operating cash flows during 2008, 2007 and 2006 were primarily the result of property acquisitions.
Investing Activities
     Net cash flows used in investing activities were $150.9 million in 2008, $192.4 million in 2007 and $190.1 million in 2006, and were primarily the result of the Company’s acquisition program. During 2008, the Company acquired four shopping and convenience centers, acquired land for development, expansion and/or future development and incurred expenditures for property improvements, an aggregate of $131.4 million. The Company also purchased the joint venture minority interests in four properties for $17.5 million. During 2007, the Company acquired 20 shopping and convenience centers and land for development, expansion and/or future development and incurred expenditures for property improvements, an aggregate of $187.5 million. During 2006, the Company acquired 13 shopping and convenience centers and land for development, expansion and/or future development, and incurred expenditures for property improvements, an aggregate of $186.7 million. In addition, the Company acquired, for $1.9 million, an interest in an unconsolidated joint venture, and sold, for $1.5 million, an interest in another unconsolidated joint venture.
Financing Activities
     Net cash flows provided by financing activities were $77.6 million in 2008, $143.4 million in 2007 and $159.1 million in 2006. During 2008, the Company received net advance proceeds of $114.1 million from its revolving credit facilities, $106.7 million in net proceeds from mortgage financings, and $6.4 million in contributions from minority interest partners, offset by the repayment of mortgage obligations of $93.3 million (including $84.8 million of mortgage balloon payments), preferred and common stock distributions of $47.9 million, the payment of financing costs of $5.1 million, distributions paid to minority and limited partner interests of $3.2 million, and the redemption of OP Units of $0.1 million. During 2007, the Company received net advance proceeds of $122.0 million from the stabilized property credit facility, $51.8 million in contributions from minority interest partners (net of joint venture cash at date of formation), $34.5 million in net proceeds from mortgage financings, and $3.9 million in net proceeds from public offerings, offset by preferred and common stock distributions of $47.6 million, the repayment of mortgage obligations of $16.2 million (including $7.6 million of mortgage balloon payments), the payment of financing costs of $3.2 million, and distributions paid to limited partner interests of $1.8 million. During 2006, the Company received $207.9 million in net proceeds from public offerings and $118.9 million in net proceeds from mortgage financings, offset by a net reduction of $79.0 million in the outstanding balance of the Company’s stabilized property secured revolving credit facility, the repayment of mortgage obligations of $47.6 million, preferred and common stock distributions of $37.2 million, the payment of financing costs of $2.2 million, and distributions paid to minority and limited partner interests of $1.7 million.
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
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for 2008, 2007 and 2006:

	2008	2007	2006

Net income applicable to common shareholders	$10,498,000	$14,092,000	$7,458,000
Add (deduct):
Real estate depreciation and amortization	49,521,000	41,918,000	34,741,000
Limited partners’ interest	477,000	633,000	393,000
Minority interests in consolidated joint ventures	2,157,000	1,415,000	1,202,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(6,134,000)	(2,139,000)	(1,746,000)
Equity in income of unconsolidated joint ventures	(956,000)	(634,000)	(70,000)
FFO from unconsolidated joint ventures	1,296,000	905,000	117,000
Gain on sale of interest in unconsolidated joint venture	—	—	(141,000)

Funds From operations	$56,859,000	$56,190,000	$41,954,000

FFO per common share (assuming conversion of OP Units)	$1.22	$1.22	$1.21

Weighted average number of common shares:
Shares used in determination of earnings per share	44,475,000	44,193,000	32,926,000
Additional shares assuming conversion of OP Units	2,024,000	1,985,000	1,737,000

Shares used in determination of FFO per share	46,499,000	46,178,000	34,663,000

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     One of the principal market risks facing the Company is interest rate risk on its credit facilities. The Company may, when advantageous, hedge its interest rate risk using derivative financial instruments. The Company is not subject to foreign currency risk.
     The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures, development/redevelopment activities, and expand its real estate investment portfolio, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At December 31, 2008, the Company had approximately $33,685,000 of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.4% to 7.13% per annum. In addition, the Company had an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania.

     At December 31, 2008, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $655.7 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $357.8 million of variable-rate debt (including $304.5 million in advances under the Company’s revolving credit facilities) was 3.1%. The stabilized property credit facility, originally scheduled to mature in January 2009, has been extended to January 30, 2010. The development property credit facility matures in June 2011, subject to a one-year extension option. Based on the amount of variable-rate debt outstanding at December 31, 2008, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $3.6 million per annum.
     At December 31, 2008, the Company had accrued liabilities (included in accounts payable and accrued expenses on the consolidated balance sheet) for (i) $4,079,000 relating to the fair value of interest rate swaps applicable to existing mortgage loans payable of $33,685,000, and (ii) $6,511,000 relating to an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania, bearing an effective date of June 1, 2010, termination date of June 1, 2020 and fixed rate of 5.56%. If the market rates of interest related to the Company’s interest rate swaps permanently increased by 50 bps, the related aggregate accrued liabilities would be lower by approximately $2.1 million.

Item 8. Financial Statements and Supplementary Data
All other schedules have been omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.
We have audited the accompanying consolidated balance sheets of Cedar Shopping Centers, Inc. (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Shopping Centers, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cedar Shopping Centers, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 16, 2009

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Real estate:
Land	$379,780,000	$313,959,000
Buildings and improvements	1,402,198,000	1,281,938,000

	1,781,978,000	1,595,897,000
Less accumulated depreciation	(146,997,000)	(103,621,000)

Real estate, net	1,634,981,000	1,492,276,000

Land and related costs held for sale	2,266,000	2,652,000
Investment in unconsolidated joint venture	4,976,000	3,757,000

Cash and cash equivalents	6,334,000	20,307,000
Restricted cash	15,901,000	17,839,000
Rents and other receivables, net	5,818,000	7,640,000
Straight-line rents receivable	14,322,000	11,446,000
Other assets	9,403,000	9,588,000
Deferred charges, net	33,127,000	29,479,000

Total assets	$1,727,128,000	$1,594,984,000

Liabilities and shareholders’ equity
Mortgage loans payable	$708,983,000	$661,074,000
Secured revolving credit facilities	304,490,000	190,440,000
Accounts payable and accrued expenses	46,548,000	26,068,000
Unamortized intangible lease liabilities	61,384,000	71,157,000

Total liabilities	1,121,405,000	948,739,000

Minority interests in consolidated joint ventures	58,150,000	62,402,000
Limited partners’ interest in Operating Partnership	23,546,000	25,689,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 44,468,000 and 44,238,000 shares, respectively, issued and outstanding)	2,668,000	2,654,000
Treasury stock (713,000 and 616,000 shares, respectively, at cost)	(9,175,000)	(8,192,000)
Additional paid-in capital	576,083,000	572,392,000
Cumulative distributions in excess of net income	(127,043,000)	(97,514,000)
Accumulated other comprehensive (loss) income	(7,256,000)	64,000

Total shareholders’ equity	524,027,000	558,154,000

Total liabilities and shareholders’ equity	$1,727,128,000	$1,594,984,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income

	Years ended December 31,
	2008	2007	2006
Revenues:
Rents	$140,390,000	$123,447,000	$102,981,000
Expense recoveries	32,877,000	29,226,000	22,678,000
Other	1,213,000	1,775,000	833,000

Total revenues	174,480,000	154,448,000	126,492,000

Expenses:
Operating, maintenance and management	29,837,000	25,055,000	22,380,000
Real estate and other property-related taxes	19,674,000	16,068,000	12,840,000
General and administrative	9,441,000	9,041,000	6,086,000
Depreciation and amortization	49,802,000	42,160,000	34,883,000

Total expenses	108,754,000	92,324,000	76,189,000

Operating income	65,726,000	62,124,000	50,303,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(45,957,000)	(39,529,000)	(34,225,000)
Interest income	284,000	788,000	641,000
Equity in income of unconsolidated joint venture	956,000	634,000	70,000
Gain on sale of interest in unconsolidated joint venture	—	—	141,000

Total non-operating income and expense	(44,717,000)	(38,107,000)	(33,373,000)

Income before minority and limited partners’ interests	21,009,000	24,017,000	16,930,000
Minority interests in consolidated joint ventures	(2,157,000)	(1,415,000)	(1,202,000)
Limited partners’ interest in Operating Partnership	(477,000)	(633,000)	(393,000)

Net income	18,375,000	21,969,000	15,335,000

Preferred distribution requirements	(7,877,000)	(7,877,000)	(7,877,000)

Net income applicable to common shareholders	$10,498,000	$14,092,000	$7,458,000

Basic and diluted per common share	$0.24	$0.32	$0.23

Dividends to common shareholders	$40,027,000	$39,775,000	$29,333,000

Per common share	$0.90	$0.90	$0.90

Weighted average number of common shares outstanding	44,475,000	44,193,000	32,926,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Shareholders’ Equity
Years ended December 31, 2008, 2007 and 2006

	Preferred stock		Common stock				Cumulative	Accumulated	Unamortized
		$25.00			Treasury	Additional	distributions	other	deferred	Total
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive	compensation	shareholders’
	Shares	value	Shares	Par value	at cost	capital	net income	income (loss)	plans	equity

Balance, December 31, 2005	3,550,000	$88,750,000	29,618,000	$1,777,000	$(5,416,000)	$357,000,000	$(49,956,000)	$138,000	$(1,158,000)	$391,135,000

Adoption of SFAS No. 123R						(1,158,000)			1,158,000	—
Net income							15,335,000			15,335,000
Unrealized gain on change in fair value of cash flow hedges								8,000		8,000

Total other comprehensive income										15,343,000

Deferred compensation activity, net			110,000	6,000	(962,000)	1,536,000				580,000
Net proceeds from sales of common stock			14,045,000	843,000		207,085,000				207,928,000
Preferred distribution requirements							(7,877,000)			(7,877,000)
Dividends to common shareholders (74.2% return of capital)							(29,333,000)			(29,333,000)
Reallocation adjustment of limited partners’ interest						174,000				174,000

Balance, December 31, 2006	3,550,000	88,750,000	43,773,000	2,626,000	(6,378,000)	564,637,000	(71,831,000)	146,000	—	577,950,000

Net income							21,969,000			21,969,000
Unrealized loss on change in fair value of cash flow hedges								(82,000)		(82,000)

Total other comprehensive income										21,887,000

Deferred compensation activity, net			186,000	11,000	(1,814,000)	3,949,000				2,146,000
Net proceeds from sale of common stock			275,000	17,000		4,115,000				4,132,000
Conversion of OP Units into common stock			4,000	—		45,000				45,000
Preferred distribution requirements							(7,877,000)			(7,877,000)
Dividends to common shareholders (33.1% return of capital)							(39,775,000)			(39,775,000)
Reallocation adjustment of limited partners’ interest						(354,000)				(354,000)

Balance, December 31, 2007	3,550,000	88,750,000	44,238,000	2,654,000	(8,192,000)	572,392,000	(97,514,000)	64,000	0	558,154,000

Net income							18,375,000			18,375,000
Unrealized loss on change in fair value of cash flow hedges								(7,320,000)		(7,320,000)

Total other comprehensive income										11,055,000

Deferred compensation activity, net			225,000	13,000	(983,000)	3,342,000				2,372,000
Conversion of OP Units into common stock			5,000	1,000		67,000				68,000
Preferred distribution requirements							(7,877,000)			(7,877,000)
Dividends to common shareholders (45.2% return of capital)							(40,027,000)			(40,027,000)
Reallocation adjustment of limited partners’ interest						282,000				282,000

Balance, December 31, 2008	3,550,000	$88,750,000	44,468,000	$2,668,000	$(9,175,000)	$576,083,000	$(127,043,000)	$(7,256,000)		$524,027,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2008	2007	2006
Cash flow from operating activities:
Net income	$18,375,000	$21,969,000	$15,335,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Earnings in excess of distributions of consolidated joint venture minority interests	90,000	352,000	110,000
Equity in income of unconsolidated joint venture	(956,000)	(634,000)	(70,000)
Distributions from unconsolidated joint venture	834,000	529,000	44,000
Gain on sale of interest in unconsolidated joint venture		—	(141,000)
Limited partners’ interest in Operating Partnership	477,000	633,000	393,000
Straight-line rents receivable	(2,876,000)	(3,451,000)	(3,285,000)
Depreciation and amortization	49,802,000	42,160,000	34,883,000
Amortization of intangible lease liabilities	(14,409,000)	(10,892,000)	(10,298,000)
Amortization relating to stock-based compensation	1,099,000	1,306,000	729,000
Amortization of deferred financing costs	1,790,000	1,233,000	1,448,000
Increases/decreases in operating assets and liabilities:
Cash at consolidated joint ventures	1,085,000	(936,000)	520,000
Rents and other receivables, net	1,822,000	(2,548,000)	(3,000)
Other	153,000	(4,265,000)	(2,654,000)
Accounts payable and accrued expenses	2,084,000	6,048,000	3,275,000

Net cash provided by operating activities	59,370,000	51,504,000	40,286,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(131,411,000)	(187,497,000)	(186,721,000)
Purchase of consolidated joint venture minority interests	(17,454,000)	—	—
Investment in unconsolidated joint ventures	(1,097,000)	(8,000)	(1,949,000)
Proceeds from sale of interest in unconsolidated joint venture	—	—	1,466,000
Construction escrows and other	(965,000)	(4,927,000)	(2,901,000)

Net cash (used in) investing activities	(150,927,000)	(192,432,000)	(190,105,000)

Cash flow from financing activities:
Net advances (repayments) from revolving credit facilities	114,050,000	121,970,000	(79,010,000)
Proceeds from mortgage financings	106,738,000	34,493,000	118,869,000
Mortgage repayments	(93,317,000)	(16,177,000)	(47,558,000)
Payments of deferred financing costs	(5,062,000)	(3,187,000)	(2,215,000)
Contributions from minority interest partners, net of joint venture cash at dates of formation	6,383,000	51,781,000	—
Distributions to consolidated joint venture minority interests in excess of earnings	(1,360,000)	—	(176,000)
Redemption of Operating Partnership Units	(122,000)	—	—
Distributions to limited partners	(1,822,000)	(1,788,000)	(1,525,000)
Proceeds from sales of common stock	—	3,910,000	207,928,000
Preferred distribution requirements	(7,877,000)	(7,877,000)	(7,877,000)
Distributions to common shareholders	(40,027,000)	(39,775,000)	(29,333,000)

Net cash provided by financing activities	77,584,000	143,350,000	159,103,000

Net (decrease) increase in cash and cash equivalents	(13,973,000)	2,422,000	9,284,000
Cash and cash equivalents at beginning of period	20,307,000	17,885,000	8,601,000

Cash and cash equivalents at end of period	$6,334,000	$20,307,000	$17,885,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on the ownership, operation, development and redevelopment of supermarket-anchored shopping centers in mid-Atlantic and Northeast coastal states. At December 31, 2008, the Company owned 121 operating properties, aggregating approximately 12.1 million square feet of gross leasable area (“GLA”).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2008 and 2007, respectively, the Company owned 95.7% and 95.6% economic interests in, and is the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.3% and 4.4% at December 31, 2008 and 2007, respectively) is represented by Operating Partnership Units (“OP Units”), and the carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 2,017,000 OP Units outstanding at December 31, 2008 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
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
     FIN 46R addresses the consolidation by business enterprises of variable interest entities. The Company consolidates all variable interest entities for which it is the primary beneficiary. Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. FIN 46R requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE. The primary beneficiary generally is the entity that will receive a majority of the VIE’s expected losses, receive a majority of the VIE’s expected residual returns, or both.
  In determining whether the Company is the primary beneficiary of a VIE, it considers qualitative and quantitative factors including, but not limited to: the amount and characteristics of the Company’s investment; the obligation or likelihood for the Company or other investors to provide financial support; the Company’s and the other investors’ ability to control or significantly influence key decisions for the VIE; and the similarity with, and significance to, the business activities of the Company and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIE’s and general market conditions.
     The Company’s three 60%-owned joint ventures for development projects in Limerick, Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be VIE’s and the Company is the primary income or loss beneficiary in each case. Real estate with a carrying value of $88.6 million collateralized the $38.0 million of debt of those VIE’s.
     The Company has deposits on land to be purchased for development of $1.7 million at December 31, 2008 which are VIE’s. The Company has not consolidated these VIE’s as it is not the primary income or loss beneficiary in each case.
     The Company has a 76.3% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania. Although the Company exercises influence over this joint venture, it does not have operating control. The Company has determined that this joint venture is not a variable-interest entity pursuant to FIN 46R. Accordingly, the Company accounts for its investment in this joint venture under the equity method.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
Real Estate Investments and Discontinued Operations
     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the following estimated useful lives of the respective assets:

Buildings and improvements	40 years
Tenant improvements	Over the lives of the respective leases
     Depreciation expense amounted to $45,683,000, $38,783,000 and $31,863,000 for 2008, 2007 and 2006, respectively. Expenditures for betterments that substantially extend the useful lives of the properties are capitalized. Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred, and amounted to $7,409,000, $6,583,000 and $4,365,000 for 2008, 2007 and 2006, respectively.
     Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to eliminate the operations of sold properties. Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $6,691,000, $4,142,000 and $3,676,000 for 2008, 2007 and 2006, respectively.
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
     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that management review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
estimated fair value. No impairment provisions were recorded by the Company during the three years ended December 31, 2008. Real estate investments held for sale are carried at the lower of their respective carrying amounts or estimated fair values, less costs to sell. Depreciation and amortization are suspended during the periods held for sale.
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
     During the fourth quarter of 2008, the Company determined not to proceed with the development of a land parcel in Ephrata, Pennsylvania, and the land has been reclassified to “land and related costs held for sale” in all periods presented.
     FIN 47, “Accounting for Conditional Asset Retirement Obligations”, provides clarification of the term “conditional asset retirement obligation” as used in SFAS No. 143, “Asset Retirement Obligations”, to be a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The Interpretation requires that the Company record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three years ended December 31, 2008.
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
December 31, 2008
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
     With respect to all of the Company’s 2008 acquisitions, including the acquisition of the remaining interests in four properties previously owned in joint venture and consolidated for financial reporting purposes, the fair values of in-place leases and other intangibles have been allocated to the intangible asset and liability accounts. Such allocations are preliminary and are based on information and estimates available as of the respective dates of acquisition. As final information becomes available and is refined, appropriate adjustments are made to the purchase price allocations, which are finalized within twelve months of the respective dates of acquisition. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $61,384,000 and $71,157,000 at December 31, 2008 and 2007, respectively.
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $14,409,000, $10,892,000 and $10,298,000 for 2008, 2007 and 2006, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $18,368,000, $14,455,000 and $12,052,000 for the respective three-year periods.
     The unamortized balance of intangible lease liabilities of $61,384,000 at December 31, 2008 is net of accumulated amortization of $42,735,000, and will be credited to future operations through 2043 as follows:

2009	$12,285,000
2010	8,382,000
2011	6,627,000
2012	5,707,000
2013	5,199,000
Thereafter	23,184,000

$61,384,000

Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established, is not available to fund other property-level or Company-level obligations, and amounted to $14,004,000 and $14,857,000 at December 31, 2008 and 2007, respectively. In addition, joint venture partnership agreements require, among other things, that the Company maintain separate cash accounts for the operation of the joint ventures, and that distributions to the partners be strictly controlled. Cash at consolidated joint ventures amounted to $1,897,000 and $2,982,000 at December 31, 2008 and 2007, respectively.
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
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. Management analyzes accounts receivable and the allowance for bad debts by considering historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns when evaluating the adequacy of the allowance for doubtful accounts receivable. The allowance for doubtful accounts was $2,966,000 and $1,372,000 at December 31, 2008 and 2007, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $1,907,000, $862,000 and $2,186,000 in 2008, 2007 and 2006, respectively.
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
     Giant Food Stores, LLC (“Giant Foods”), which is owned by Ahold N.V., a Netherlands corporation, accounted for approximately 12%, 13% and 11% of the Company’s total revenues in 2008, 2007 and 2006, respectively. Giant Foods, in combination with Stop & Shop, Inc. which is also owned by

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
Ahold N.V., accounted for approximately 15%, 15% and 14% of the Company’s total revenues in 2008, 2007 and 2006, respectively.
     Total revenues from properties located in Pennsylvania amounted to 47%, 54% and 55% of consolidated total revenues in 2008, 2007 and 2006, respectively.
Other Assets
     Other assets at December 31, 2008 and 2007 are comprised of the following:

	December 31,
	2008	2007

Prepaid expenses	$4,643,000	$4,493,000
Deposits	2,795,000	4,404,000
Other	1,965,000	691,000

	$9,403,000	$9,588,000

Deferred Charges, Net
     Deferred charges at December 31, 2008 and 2007 are net of accumulated amortization and are comprised of the following:

	December 31,
	2008	2007

Lease origination costs (i)	$19,464,000	$19,417,000
Financing costs (ii)	11,168,000	7,941,000
Other	2,495,000	2,121,000

	$33,127,000	$29,479,000

(i)	Lease origination costs include the amortized balance of intangible lease assets resulting from purchase accounting allocations of $13,091,000 and $14,116,000, respectively.

(ii)	Financing costs are incurred in connection with the Company’s credit facilities and other long-term debt.
     Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $5,909,000, $4,610,000 and $4,468,000 for 2008, 2007 and 2006, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs are net of accumulated amortization of $12,527,000 and $7,574,000, respectively, and will be charged to future operations as follows (lease origination costs through 2033, and financing costs through 2029):

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

	Lease
	origination	Financing
	costs	costs

Non-amortizing (i)	$821,000	$96,000
2009	3,084,000	4,415,000
2010	2,518,000	2,564,000
2011	2,188,000	1,711,000
2012	1,861,000	779,000
2013	1,573,000	628,000
Thereafter	7,419,000	975,000

	$19,464,000	$11,168,000

(i)	Represents (a) lease origination costs applicable to leases with commencement dates beginning after December 31, 2008, and (b) financing costs applicable to commitment fees/deposits relating to mortgage loans concluded after December 31, 2008.
Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986 (the “Code”), as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements.
Derivative Financial Instruments
     The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. As of December 31, 2008, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of December 31, 2008, if a counterparty were to default, the Company would receive a net interest benefit. At December 31, 2008, the Company had $33,685,000 of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.4% to 7.13% per annum. At that date, the Company had accrued liabilities (included in accounts payable and accrued expenses on the consolidated balance sheet) for (i) $4,079,000 relating to the fair value of interest rate swaps applicable to existing mortgage loans payable of $33,685,000, and (ii) $6,511,000 relating to an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania, bearing an effective date of June 1, 2010, termination date of June 1, 2020 and fixed rate of 5.56%. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, minority interests in consolidated joint ventures, limited partners’ interest, or operations (included in interest expense), as appropriate. Total other comprehensive income was $11,055,000, $21,887,000 and $15,343,000 for 2008, 2007 and 2006, respectively. The total amount charged to operations was $223,000, $0 and $0 for 2008, 2007 and 2006, respectively. Currently, all of the Company’s derivative instruments are designated as effective hedging instruments.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
Earnings Per Share
     In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period (including restricted shares and shares held by Rabbi Trusts). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock; such additional dilutive shares amounted to 0, 4,000 and 129,000 for 2008, 2007 and 2006, respectively.
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
     In October 2006, the Company issued 35,000 shares of common stock as performance-based grants, which were to vest if the total annual return on an investment in the Company’s common stock (“TSR”) over the three-year period ending December 31, 2008 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $12.07 per share, compared to a market price at the date of grant of $16.49 per share. With respect to the awards granted in 2006, the Company did not attain an average 8% TSR for such three-year period as provided by the Incentive Plan for vesting. However, the Compensation Committee of the Company’s Board of Directors took into account (1) that factors outside of the Company’s control resulted in the failure to achieve the requisite return, and (2) that the Company had outperformed its peer group during such three-year period. Accordingly, the Committee believed that it was appropriate to vest some of the awards and allowed 40% of the awards, or an aggregate of 14,000 shares, to vest. The decision had no impact on the Company’s results of operations.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
     In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2009 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. In January 2008 and June 2008, the Company issued 53,000 shares and 7,000 shares of common stock, respectively, as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2010 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the January 2008 performance-based shares to be $6.05 per share, compared to a market price at the date of grant of $10.07 per share; similar methodology determined the value of the June 2008 performance-based shares to be $10.31 per share, compared to a market price at the date of grant of $12.13 per share. The additional restricted shares issued during the respective periods were time-based grants, and amounted to 187,000 shares, 149,000 shares and 75,000 shares, respectively, for 2008, 2007 and 2006, respectively. The value of such grants is being amortized on a straight-line basis over the respective vesting periods, as adjusted for fluctuations in the market value of the Company’s common stock, in accordance with the provisions of Emerging Issues Task Force (or “EITF”) No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock in the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14. The following table sets forth certain stock-based compensation information for 2008, 2007 and 2006, respectively:

	Years ended December 31,
	2008	2007	2006

Restricted share grants	247,000	186,000	110,000
Average per-share grant price	$9.39	$14.44	$15.07
Recorded as deferred compensation, net	$2,306,000	$2,694,000	$1,660,000

Charged to operations:
Amortization relating to stock-based compensation	$2,389,000	$2,154,000	$580,000
Adjustments to reflect changes in market price of Company’s common stock	(1,290,000)	(848,000)	149,000

Total charged to operations	$1,099,000	$1,306,000	$729,000

Non-vested shares:
Non-vested, beginning of period	380,000	203,000	96,000
Grants	247,000	186,000	110,000
Vested during period	(97,000)	(9,000)	(3,000)
Forfeitures	(22,000)	—	—

Non-vested, end of period	508,000	380,000	203,000

Average value of non-vested shares (based on grant price)	$12.27	$14.59	$14.68

Value of shares vested during the period (based on grant price)	$1,365,000	$120,000	$40,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
     At December 31, 2008, 2,124,000 shares remained available for grants pursuant to the Incentive Plan, and $2,774,000 remained as deferred compensation, to be amortized over various periods ending in June 2011.
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
401(k) Retirement Plan
     The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $243,000, $219,000 and $162,000 in 2008, 2007 and 2006, respectively.
Supplemental consolidated statement of cash flows information

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

	Years ended December 31,
	2008	2007	2006

Supplemental disclosure of cash activities:
Interest paid	$49,006,000	$41,023,000	$35,336,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	2,306,000	2,694,000	1,660,000
Issuance of non-interest-bearing purchase money mortgage (a)	(13,851,000)	—	—
Assumption of mortgage loans payable	(34,631,000)	(143,346,000)	(63,807,000)
Assumption of interest rate swap liabilities	(2,288,000)	—	—
Issuance of OP Units	—	(570,000)	(6,689,000)
Conversion of OP Units into common stock	68,000	45,000	—
Purchase accounting allocations:
Intangible lease assets	10,301,000	34,781,000	31,329,000
Intangible lease liabilities	(4,636,000)	(28,889,000)	(35,535,000)
Net valuation decreases (increases) in assumed mortgage loans payable (b)	143,000	191,000	(484,000)
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	(8,206,000)	(286,000)	27,000
Accrued real estate improvement costs	8,407,000	1,806,000	(2,359,000)
Accrued construction escrows	(479,000)	1,024,000	—
Accrued financing costs and other	(26,000)	—	—
Capitalization of deferred financing costs	988,000	393,000	—

Deconsolidation of Red Lion joint venture:
Real estate, net			$18,365,000
Mortgage loans payable			(16,310,000)
Other assets/liabilities, net			1,721,000
Minority interest			(2,411,000)

Investment in and advances to unconsolidated joint venture, as of January 1, 2006			$1,365,000

(a)	A $14,575,000 non-interest-bearing mortgage was issued in connection with a purchase of land, and was valued at a net amount of $13,851,000. This reflected a valuation decrease of $724,000 to a market rate of 9.25% per annum

(b)	The net valuation decreases (increases) in assumed mortgage loans payable result from adjusting the contract rates of interest (ranging from 6.2% per annum in 2008, 4.9% to 6.2% per annum in 2007 and 5.4% to 7.3% per annum in 2006) to market rates of interest (ranging from 6.6% per annum in 2008, 5.5% to 6.5% per annum in 2007 and 5.4% to 6.0% per annum in 2006).
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective for financial assets and liabilities on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. FSP 157-2 partially defers the effective date of SFAS No. 157 to

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
fiscal years beginning after November 15, 2008. The Company does not expect the adoption of FSP 157-2 to have a material effect on the consolidated financial statements. These standards did not materially affect how the Company determines fair value, but resulted in certain additional disclosures. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:
•	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Financial assets and liabilities measured at fair value in the consolidated financial statements consist of interest rate swaps. The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded as of December 31, 2008 that the fair value associated to “significant unobservable inputs” for risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, have determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs” pursuant to SFAS 157. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.
     The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable and accrued expenses approximate fair value. The valuation of the liability for the Company’s interest rate swaps ($10,590,000 at December 31, 2008), was determined to be a Level 2 within the valuation hierarchy established by SFAS 157, and was based on independent values provided by financial institutions.
     The fair value of the Company’s fixed rate mortgage loans was estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates we believe we could obtain with similar terms and maturities. As of December 31, 2008 and 2007, the aggregate fair values of the Company’s fixed rate mortgage loans were approximately $606,753,000 and $624,030,000, respectively; the carrying values of such loans were $655,681,000 and $656,320,000, respectively, at those dates.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
Recently-Issued Accounting Pronouncements
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
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141”, which applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141(R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquiror to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and early adoption is not permitted. The principal impact of the adoption of SFAS No. 141R on the Company’s financial statements will be that the Company will expense most transaction costs relating to its acquisition activities. The amount of transaction costs deferred at December 31, 2008 that the Company will expense in the quarter ending March 31, 2009 was approximately $0.2 million.
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
     Upon adoption of SFAS 160, the Company will reclassify the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts. At December 31, 2008, the carrying amounts of minority interest in consolidated joint ventures and limited partners’ interest in the Operating Partnership were $58.2 million and $23.5 million, respectively. Additionally, beginning in 2009, the Company will no longer record a charge related to cash distributions to minority interests in excess of the carrying amount of such minority

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
interests. The Company will also attribute losses to noncontrolling interests even if such attribution results in a deficit noncontrolling interest balance within the equity accounts. During the year ended December 31, 2008, in accordance with GAAP, the Company did not allocate $2.1 million in other comprehensive losses to minority interests in consolidated joint ventures, as such would have created a deficit balance.
     In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities”. FSP 140-4 and FIN 46(R)-8 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public companies to provide additional disclosures about transfers of financial assets. It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a VIE, to provide additional disclosures about their involvement with VIE’s. FSP 140-4 and FIN 46(R)-8 are effective for the Company for the year ended December 31, 2008 and affect disclosures only. The adoption of this standard has no impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Among other requirements, entities are required to provide enhanced disclosures about: (1) how and why an entity uses derivative instruments; (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company on January 1, 2009. Other than the enhanced disclosure requirements, the adoption of SFAS 161 is not expected to have a material effect on the Company’s consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, the objective of which is to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernment entities. Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. SAS 69 has been criticized because it is not directed to the entity, but directed to the entity’s independent public accountants. SFAS 162 addresses these issues by establishing that the GAAP hierarchy be directed to entities because it is the entity (not its independent public accountants) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 was effective 60 days following the Securities and Exchange Commission’s approval on September 16, 2008, of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS 162 did not have an impact on the Company’s consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
Note 3. Common and Preferred Stock
     The Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option on or after July 28, 2009 at a price of $25.00 per share, plus accrued and unpaid distributions. The Company sold in April 2005 2,990,000 shares of its common stock (including 390,000 shares representing the exercise by the underwriters of their over-allotment option) at a price of $13.80 per share, and realized net proceeds, after underwriting fees and offering costs, of $40.3 million. Substantially all of the net proceeds from these offerings were used initially to repay amounts outstanding under the Company’s stabilized property credit facility.
     In June 2006, 3,250,000 common shares remaining under the agreement entered into in connection with an August 2005 public offering were settled at approximately $13.60 per share, as adjusted pursuant to the terms of the agreement, and the Company received net proceeds of approximately $44.2 million, substantially all of which were used initially to repay amounts outstanding under the Company’s stabilized property credit facility.
     In December 2006, the Company sold 7,500,000 shares of its common stock at a price of $16.00 per share, and realized net proceeds, after underwriting fees and offering costs, of approximately $113.8 million, substantially all of which were used initially to repay amounts outstanding under the Company’s stabilized property credit facility (in January 2007, the underwriters exercised their over-allotment option to the extent of 275,000 shares, and the Company realized additional net proceeds of $4.1 million).
     Pursuant to a registration statement filed in June 2005 and prospectus supplements thereto (applicable to a total of 7,000,000 shares), the Company was authorized to sell shares of its common stock through registered deferred offering programs. Pursuant to these programs, the Company sold 3,295,000 shares of its common stock during 2006, at an average price of $15.64 per share, resulting in net proceeds to the Company, after issuance expenses, of approximately $49.9 million. The Company has not authorized any sales under these programs during 2008 or 2007 and has discontinued such programs.
     On September 12, 2007, stockholders approved amendments to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock to 150,000,000 and the number of authorized shares of preferred stock to 12,500,000.
Note 4. Real Estate
     Real estate at December 31, 2008 and 2007 is comprised of the following:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

	Years ended December 31,
	2008	2007 (a)
Cost
Balance, beginning of year	$1,595,897,000	$1,240,332,000
Properties acquired	109,631,000	321,915,000
Improvements and betterments	78,757,000	33,650,000
Write off of fully-depreciated assets	(2,307,000)	—

Balance, end of year	$1,781,978,000	$1,595,897,000

Accumulated depreciation
Balance, beginning of year	$103,621,000	$64,838,000
Depreciation expense	45,683,000	38,783,000
Write off of fully-depreciated assets	(2,307,000)	—

Balance, end of year	$146,997,000	$103,621,000

Net book value	$1,634,981,000	$1,492,276,000

(a)	Restated to reflect the reclassification of a property acquired in 2006 to “land and related costs held for sale”.
     Real estate net book value at December 31, 2008 and 2007 included projects under development and land held for expansion and/or future development of $165,313,000 and $48,258,000, respectively.
     During 2008, the Company acquired four shopping and convenience centers (including the remaining portion of a shopping center in addition to the supermarket anchor store it had acquired in 2005), purchased the joint venture minority interests in four properties, and acquired approximately 182 acres of land for development, expansion and/or future development.
     In April 2008, Value City, the only tenant at the Value City Shopping center, vacated its premises at the end of the lease term. In keeping with the Company’s redevelopment plans for the property, the vacant building was subsequently razed and the Company took a one-time depreciation charge of $1.9 million. The property has been reclassified as “land for projects under development, expansion and/or future development”, and is no longer included as one of the Company’s operating properties. During the fourth quarter of 2008, the Company wrote off, principally in general and administrative expenses, approximately $1.1 million ($0.02 per share) of costs related to terminated transactions or developments, principally a land parcel held for development in Ephrata, Pennsylvania ($450,000) and the cancelation of a proposed second joint venture with Homburg Invest Inc. ($203,000). Upon the determination not to proceed with its development, the Ephrata land parcel has been reclassified to land and related costs held for sale in all periods presented. The 2008 property acquisitions are summarized as follows:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008

	Number of		Acquisition
Property	properties	GLA	cost

Operating properties (i)	4	268,000	$54,509,000

Land for projects under development, expansion and/or future development	6	181.7 acres	55,122,000

Total			$109,631,000

     During 2007, the Company acquired 20 operating properties and approximately 18 acres of land for expansion and development. The 2007 property acquisitions are summarized as follows:

	Number of		Acquisition
Property	properties	GLA	cost

WP Realty properties	6	866,000	$125,754,000
Caldwell properties	5	354,000	92,926,000
Carll’s Corner/Timpany Plaza	2	314,000	37,953,000
Price Chopper	1	102,000	21,941,000

	14	1,636,000	278,574,000
Other operating properties (i)	6	309,000	40,066,000

Total operating properties	20	1,945,000	318,640,000

Land for projects under development, expansion and/or future development	4	17.87 acres	3,275,000

Total			$321,915,000

(i)	The four and six operating properties acquired in 2008 and 2007, respectively, acquired individually and not as part of a portfolio, had acquisition costs of less than $20.0 million each.
Joint Venture Activities
2008 Transactions
     On January 3, 2008, the Company entered into a joint venture agreement for the redevelopment of its existing 351,000 sq. ft. shopping center in Bloomsburg, Pennsylvania, including adjacent land parcels comprising an additional 46 acres. The required equity contribution from the Company’s joint venture partner was $4.0 million for a 25% interest in the property. The Company used the funds to reduce the outstanding balance on its stabilized property credit facility.
     On March 7, 2008, a 60%-owned development joint venture of the Company acquired approximately 108 acres of land in Pottsgrove, Pennsylvania, for a shopping center development project. The $28.4 million purchase price, including closing costs, was funded by the issuance of a non-interest-bearing purchase money mortgage of $14.6 million, which was repaid when property-specific construction financing was concluded in September 2008. The balance of the purchase price was funded by the Company’s capital contribution to the joint venture which was funded from its stabilized property

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
credit facility. As of December 31, 2008, the Company’s equity capital requirement of $28.7 million had been met, funded from its stabilized property credit facility. The remaining costs of development and construction of this project are being funded by the development property credit facility.
     On March 18, 2008, the Company acquired the remaining 70% interests in Fairview Plaza, Halifax Plaza and Newport Plaza, and the remaining 75% interest in Loyal Plaza, previously owned in joint venture with the same partner, and consolidated for financial reporting purposes, for a purchase price of approximately $17.5 million, which was funded from its stabilized property credit facility. The total outstanding mortgage loans payable on the properties were approximately $27.3 million at the time. The excess of the purchase price and closing costs over the carrying value of the minority interest partner’s accounts (approximately $8.4 million) was allocated to the Company’s real estate asset accounts.
     On April 23, 2008 the Company entered into a joint venture for the construction and development of an estimated 137,000 sq. ft shopping center in Hamilton Township (Stroudsburg), Pennsylvania. Total project costs, including purchase of land parcels, are estimated at $37 million. The Company is committed to paying a development fee of $500,000 to the joint venture partner, providing up to $9.5 million of equity capital, with a preferred rate of return of 9.25% per annum on its investment, and has a 60% profits interest in the joint venture. The required equity contribution from the Company’s joint venture partner was $400,000. As of December 31, 2008, the Company’s joint venture equity requirement had been funded from its stabilized property credit facility. Prior to the formation of the venture, the partner had previously acquired the land parcels at a cost of approximately $15.4 million, incurring mortgage indebtedness of approximately $10.8 million (including purchase money mortgages payable to the seller of $3.9 million). In addition, the partner had entered into an interest rate swap agreement with respect to its existing construction/development loan facility, as well as a future swap agreement applicable to anticipated permanent financing of $28.0 million. The joint venture is deemed to be a variable interest entity with the Company as the primary income or loss beneficiary; accordingly, the Company has consolidated the property. The minority interest partners in the Pottsgrove and Stroudsburg joint ventures are principally the same individuals.
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
     In February 2008, the Company and Homburg Invest Inc., a publicly-traded Canadian corporation listed on the Toronto and Euronext Amsterdam Stock Exchanges (“Homburg”), entered into an agreement

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
in principle to form a group of joint ventures into which the Company would contribute 32 of its properties (mostly drug store-anchored convenience centers and including all 27 of the Company’s Ohio properties). Richard Homburg, a director of the Company, is Chairman and CEO of Homburg. On November 3, 2008, the Company announced that it had been advised by Homburg that Homburg would not proceed with a proposed joint venture for 32 properties, as previously contemplated and disclosed by the Company and the Company expensed all costs it had incurred of approximately $203,000. While Homburg had substantially completed physical, financial and legal due diligence with respect to the properties, it cited the unprecedented current events that have taken place in the U.S. capital markets and the virtual collapse of the world capital markets as the basis for its decision. Homburg noted that it and its affiliates rely on Canadian, U.S. and European capital and retail markets for equity as well as short-term and long-term funding sources.
2007 Transactions
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
     On December 6, 2007, the Company completed the formation of a joint venture with a wholly-owned U.S. subsidiary of Homburg, pursuant to an April 2, 2007 agreement, with respect to four shopping centers owned and managed by the Company at the time the agreement was entered into and five shopping centers acquired by the Company on April 4, 2007 (the “Caldwell” properties); the aggregate valuation for the nine properties was approximately $170 million. In connection with the joint venture transaction, the independent members of the Company’s Board of Directors obtained appraisals in support of the transfer values of the then-owned properties. The Company holds a 20% interest in, and is the sole general partner of, the joint venture and Homburg, through such subsidiary, acquired the remaining 80% interest. In connection with the transaction, the Company received $53.2 million, including closing costs and preliminary adjustments, which was used to reduce the outstanding balance on its stabilized property credit facility. Homburg was paid certain fees with respect to funding its interest in the joint venture of $479,000. The Company is entitled to a “promote” structure, applicable separately to each property, which, if certain targets are met, will permit the Company to receive between 40% and 50% of the returns in excess of a leveraged 9.25% threshold. Additionally, the Company will receive fees for ongoing property management, leasing, construction management, acquisitions, dispositions, financings and refinancings. The joint venture transaction does not qualify as a sale for financial reporting purposes; accordingly, the Company continues to consolidate the properties.
Pro Forma Financial Information (unaudited)
     During the period January 1, 2007 through December 31, 2008, the Company acquired 24 shopping and convenience centers aggregating approximately 2.2 million sq. ft. of GLA, purchased the joint venture minority interests in four properties, and acquired approximately 200 acres of land for development, expansion and/or future development, for a total cost of approximately $116.5 million. In

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
addition, the Company placed into service two ground-up developments having an aggregate cost of approximately $6.3 million. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for 2008 and 2007, respectively, as if all of these property acquisitions were completed as of January 1, 2007. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2007, nor does it purport to predict the results of operations for future periods.

	Years ended December 31,
	2008	2007
Revenues	$176,920,000	$179,219,000
Net income applicable to common shareholders	$10,438,000	$13,915,000

Per common share	$0.23	$0.31

Weighted average number of common shares outstanding	44,475,000	44,193,000
     At December 31, 2008, a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the revolving credit facilities, as follows:

Net book
Description	value
Collateral for mortgage loans payable	$1,064,154,000
Collateral for revolving credit facilities	461,966,000
Unencumbered properties	108,861,000

Total portfolio	$1,634,981,000

Note 5. Rentals Under Operating Leases
     Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2008 are approximately as follows:

2009	$120,079,000
2010	108,239,000
2011	98,315,000
2012	87,791,000
2013	79,872,000
Thereafter	476,889,000

$971,185,000

     Total future base rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such other rentals amounted to approximately $34,730,000, $31,412,000 and $24,644,000 for 2008, 2007 and 2006, respectively. In addition, such amounts do not include amortization of intangible lease liabilities.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
Note 6. Mortgage Loans Payable and Secured Revolving Credit Facilities
     Secured debt is comprised of the following at December 31, 2008 and 2007:

	At December 31, 2008			At December 31, 2007
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages	$655,681,000	5.8%	4.8% - 8.5%	$656,320,000	5.7%	4.8% - 7.6%
Variable-rate mortgages	53,302,000	4.4%	2.5% - 5.9%	4,754,000	7.7%	7.7%

Total property-specific mortgages	708,983,000	5.7%		661,074,000	5.7%
Stabilized property credit facility	250,190,000	2.7%		190,440,000	6.2%
Development property credit facility	54,300,000	3.4%		—	—

	$1,013,473,000	4.8%		$851,514,000	5.8%

Mortgage loans payable
     Mortgage loan activity for 2008 and 2007 is summarized as follows:

	2008	2007
Balance, beginning of year	$661,074,000	$499,603,000
New mortgage borrowings	106,738,000	34,493,000
Acquisition debt assumed (i)	34,488,000	143,155,000
Repayments	(93,317,000)	(16,177,000)

Balance, end of year	$708,983,000	$661,074,000

(i)	Includes a net of $(143,000) and $(191,000), respectively, of purchase accounting allocations.
     During 2008, the Company (i) borrowed an aggregate of $56,351,000 of new fixed-rate mortgage loans, bearing interest at rates ranging from 5.4% to 9.25% per annum, with an average of 6.8% per annum (these amounts include a $14,575,000 non-interest-bearing purchase money mortgage issued in connection with the purchase of land, and recorded as $13,851,000 reflecting an imputed interest rate of 9.25% per annum), and (ii) borrowed $50,387,000 in variable-rate mortgage loans bearing interest at LIBOR plus spreads of 225 bps and 275 bps (the latter with a floor of 5.9%). In addition, the Company assumed $31,573,000 of fixed-rate mortgage loans payable in connection with acquisitions, bearing interest at rates ranging from 5.0% to 8.5% per annum, with an average of 7.0% per annum. These principal amounts and rates of interest represent the fair values at the respective dates of acquisition. The stated contract amounts were $31,716,000 at the respective dates of acquisition, bearing interest at rates ranging from 5.0% to 8.5% per annum, with an average of 6.9% per annum. The Company also assumed $2,915,000 in variable-rate mortgage loans bearing interest at LIBOR plus a spread of 190 bps.
     The Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has guaranteed and pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. This facility will expire in September 2011. Borrowings outstanding under the facility

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
aggregated $29.2 million at December 31, 2008, and such borrowings bore interest at a rate of 3.5% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. As of December 31, 2008, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
     During 2007, the Company (i) borrowed an aggregate of $34,493,000 of new fixed-rate mortgage loans, bearing interest at rates ranging from 5.5% to 6.2% per annum, with an average of 5.9% per annum, and (ii) assumed $143,155,000 of fixed-rate mortgage loans payable in connection with acquisitions, bearing interest at rates ranging from 5.5% to 6.5% per annum, with an average of 6.0% per annum. These principal amounts and rates of interest represent the fair values at the respective dates of acquisition. The stated contract amounts were $143,346,000 at the respective dates of acquisition, bearing interest at rates ranging from 4.9% to 6.2% per annum, with an average of 5.9% per annum.
     Scheduled principal payments on mortgage loans payable at December 31, 2008, due on various dates from 2009 to 2029, are as follows:

2009	$17,517,000
2010	18,758,000
2011	115,353,000
2012	40,053,000
2013	64,634,000
Thereafter	452,668,000

$708,983,000

Stabilized Property Credit Facility
     The Company has a $300 million stabilized property revolving credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral. Originally scheduled to mature in January 2009, the facility has been extended to January 30, 2010 in connection with which the Company paid a fee of approximately $0.5 million. Borrowings outstanding under the facility aggregated $250.2 million at December 31, 2008, and such borrowings bore interest at an average rate of 2.7% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a bps spread depending upon the Company’s leverage ratio, as defined, measured quarterly. The LIBOR spread ranges from 110 to 145 bps (the spread as of December 31, 2008 was 125 bps, which will remain in effect through March 31, 2009). The prime rate spread ranges from 0 to 50 bps (the spread as of December 31, 2008 was 0 bps, which will remain in effect through March 31, 2009). The facility also requires an unused portion fee of 15 bps.
     The stabilized property credit facility has been used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants,

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of December 31, 2008, the Company was permitted to draw up to approximately $287.7 million, of which approximately $37.5 million remained available as of that date. As of December 31, 2008, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the stabilized property credit facility.
Development Property Credit Facility
     In June 2008, the Company closed on a $150 million development property revolving credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been and is expected to be further used to fund in part the Company’s and certain joint ventures’ development activities in 2008 and subsequent years. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $54.3 million at December 31, 2008, and such borrowings bore interest at a rate of 3.4% per annum. Based on covenant measurements and collateral in place as of December 31, 2008, the Company was permitted to draw an additional $61.8 million, which will become available as approved project costs are incurred. As of December 31, 2008, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the development property credit facility.
Note 7. Commitments and Contingencies
     Certain of the purchase agreements relating to properties acquired by the Company have “earn out” provisions, which provide for a contingent payment to the seller in the event that vacant space, as of the closing date, is leased within an agreed-upon period of time. As of December 31, 2008, the total amount of such contingent payments is not expected to exceed approximately $2.9 million.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
     The Company plans to spend between $85 million and $112 million during 2009 in connection with development and redevelopment activities in process as of December 31, 2008.
     The Company’s principal office is located in an aggregate of 8,600 square feet at 44 South Bayles Avenue, Port Washington, NY, which it occupies under two leases from a partnership owned 29% by the Company’s Chairman. Future minimum rents payable under the terms of the leases, as amended, amount to $271,000, $75,000, $36,000 and $9,000 during the years 2009 through 2012, respectively. In addition, several of the Company’s properties and portions of several others are owned subject to ground leases which provide for annual payments subject, in certain cases, to cost-of-living or fair market value adjustments, through 2103, as follows: 2009 — $664,000, 2010 — $666,000, 2011 - $668,000, 2012 — $659,000, 2013 — $659,000, and thereafter — $19,404,000.
Note 8. Selected Quarterly Financial Data (unaudited)

	Quarter ended
Year	March 31	June 30	September 30	December 31

2008
Revenues	$43,635,000	$42,915,000	$43,322,000	$44,608,000
Net income applicable to common shareholders	3,112,000	1,224,000	3,277,000	2,885,000
Per common share (i)	$0.07	$0.03	$0.07	$0.06

2007
Revenues	$36,191,000	$36,950,000	$37,845,000	$43,462,000
Net income applicable to common shareholders	3,655,000	2,921,000	3,925,000	3,591,000
Per common share	$0.08	$0.07	$0.09	$0.08

(i)	Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.
Note 9. Subsequent Events
     On January 28, 2009, the Company’s Board of Directors declared a dividend of $0.1125 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared a dividend of $0.554688 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions were paid on February 20, 2009 to shareholders of record on February 10, 2009. The decision to reduce the dividend by one-half to an annual rate of $0.45 per share, an annual saving of approximately $21 million, was in response to the current state of the economy, the difficult retail environment and the constrained capital markets.
     On January 30, 2009, a newly-formed 40% Company-owned joint venture acquired the New London Mall in New London, Connecticut, an approximate 259,000 sq. ft. shopping center, for a purchase price of approximately $40.7 million, excluding closing and debt assumption costs and adjustments. The purchase price includes the assumption of an existing $27.4 million first mortgage bearing interest at 4.9% per annum and maturing in 2015. The total joint venture partnership contribution was $14.0 million, of which the Company’s 40% share ($5.6 million) was funded from its stabilized property credit facility. The Company will be the sole managing partner of the venture and will receive certain acquisition, property management, construction management and leasing fees. In addition, the Company will be entitled to a “promote” fee structure, pursuant to which its profits participation would be increased

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2008
to 44% if the venture reaches certain income targets. The Company’s joint venture partners are affiliates of Prime Commercial Properties PLC (“PCP”), a London-based real estate/development company. The Company will consolidate the joint venture as the Company is the sole general partner and will exercise substantial operating control over the joint venture.
     On February 10, 2009, a second newly-formed (also with affiliates of PCP) 40% Company-owned joint venture acquired San Souci Plaza in California, Maryland, an approximate 264,000 sq. ft. shopping center, for a purchase price of approximately $31.8 million, excluding closing and debt assumption costs and adjustments. The purchase price includes the assumption of an existing $27.2 million first mortgage bearing interest at 6.2% per annum and maturing in 2016. The total joint venture partnership contribution was $5.8 million, of which the Company’s 40% share ($2.32 million) was funded from its stabilized property credit facility. The Company will be the sole managing partner of the venture and will receive certain acquisition, property management, construction management and leasing fees. In addition, the Company will be entitled to a “promote” fee structure, pursuant to which its profits participation would be increased to 44% if the venture reaches certain income targets. The Company will consolidate the joint venture as the Company is the sole general partner and will exercise substantial operating control over the joint venture.

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2008

									Gross amount at which carried at
				Year built/	Gross	Initial cost to the Company		Subsequent	December 31, 2008
		Year	Percent	Year last	leasable		Buildings and	cost		Buildings and		Accumulated	Amount Of
Property	State	acquired	owned	renovated	area	Land	improvements	capitalized	Land	improvements	Total	depreciation (4)	encumbrance

Wholly-Owned Stabilized Properties (1):
Academy Plaza	PA	2001	100%	1965/1998	151,977	$2,406,000	$9,623,000	$1,462,000	$2,406,000	$11,085,000	$13,491,000	$1,982,000	$9,576,000
Annie Land Plaza	VA	2006	100%	1999	42,500	809,000	3,857,000	12,000	809,000	3,869,000	4,678,000	352,000	(2)
Camp Hill	PA	2002	100%	1958/2005	472,458	4,460,000	17,857,000	42,305,000	4,424,000	60,198,000	64,622,000	6,255,000	65,000,000
Carbondale Plaza	PA	2004	100%	1972/2005	124,565	1,586,000	7,289,000	3,730,000	1,586,000	11,019,000	12,605,000	1,506,000	(3)
Carll’s Corner	NJ	2007	100%	1960’s-1999/2004	129,582	3,034,000	15,293,000	58,000	3,002,000	15,383,000	18,385,000	640,000	6,023,000
Carman’s Plaza	NY	2007	100%	1954/2007	194,481	8,539,000	35,040,000	(728,000)	8,473,000	34,378,000	42,851,000	1,529,000	33,322,000
Carrollton Discount Drug Mart Plaza	OH	2005	100%	2000	40,480	713,000	3,316,000	23,000	713,000	3,339,000	4,052,000	456,000	2,378,000
Centerville Discount Drug Mart Plaza	OH	2005	100%	2000	49,287	780,000	3,607,000	2,277,000	1,219,000	5,445,000	6,664,000	656,000	2,844,000
Circle Plaza	PA	2007	100%	1979/1991	92,171	561,000	2,884,000	—	561,000	2,884,000	3,445,000	114,000	(2)
Clyde Discount Drug Mart Plaza	OH	2005	100%	2002	34,592	451,000	2,326,000	1,126,000	673,000	3,230,000	3,903,000	393,000	1,973,000
Coliseum Marketplace	VA	2005	100%	1987/2005	98,515	2,924,000	14,416,000	3,406,000	3,586,000	17,160,000	20,746,000	2,191,000	12,478,000
Columbus Crossing	PA	2003	100%	2001	142,166	4,579,000	19,135,000	114,000	4,579,000	19,249,000	23,828,000	2,863,000	(2)
CVS at Bradford	PA	2005	100%	1996	10,722	291,000	1,466,000	16,000	291,000	1,482,000	1,773,000	201,000	862,000
CVS at Celina	OH	2005	100%	1998	10,195	418,000	1,967,000	—	418,000	1,967,000	2,385,000	226,000	1,528,000
CVS at Erie	PA	2005	100%	1997	10,125	399,000	1,783,000	—	399,000	1,783,000	2,182,000	195,000	1,211,000
CVS at Kinderhook	NY	2006	100%	2007	13,225	1,678,000	—	1,929,000	2,501,000	1,106,000	3,607,000	42,000	(2)
CVS at Naugatuck	CT	2008	100%	2008	13,225	—	—	2,695,000	—	2,695,000	2,695,000	6,000
CVS at Portage Trail	OH	2005	100%	1996	10,722	341,000	1,603,000	—	341,000	1,603,000	1,944,000	192,000	932,000
CVS at Westfield	NY	2005	100%	2000	10,125	339,000	1,558,000	—	339,000	1,558,000	1,897,000	165,000	(2)
Dover Discount Drug Mart Plaza	OH	2005	100%	2002	38,409	563,000	2,790,000	13,000	563,000	2,803,000	3,366,000	561,000	2,158,000
East Chestnut	PA	2005	100%	1996	21,180	800,000	3,699,000	1,000	800,000	3,700,000	4,500,000	611,000	2,089,000
Elmhurst Square	VA	2006	100%	1961-1983	66,250	1,371,000	5,994,000	235,000	1,371,000	6,229,000	7,600,000	560,000	4,115,000
Enon Discount Drug Mart Plaza	OH	2007	100%	2005-2006	42,876	904,000	3,426,000	570,000	1,017,000	3,883,000	4,900,000	186,000
Fairfield Plaza	CT	2005	100%	2001/2005	72,279	1,816,000	7,891,000	1,888,000	2,202,000	9,393,000	11,595,000	1,057,000	5,197,000
Fairview Plaza	PA	2003/2008	100%	1976/2003	69,579	2,128,000	8,483,000	234,000	2,129,000	8,716,000	10,845,000	1,214,000	5,583,000
Family Dollar at Zanesville	OH	2005	100%	2000	6,900	82,000	569,000	—	81,000	570,000	651,000	221,000	(2)
FirstMerit Bank at Akron	OH	2005	100%	1996	3,200	169,000	734,000	1,000	168,000	736,000	904,000	95,000	(2)
FirstMerit Bank at Cuyahoga Falls	OH	2006	100%	1973/2003	18,300	264,000	1,304,000	8,000	264,000	1,312,000	1,576,000	118,000	(2)
Franklin Village Plaza	MA	2004	100%	1987/2005	301,741	13,817,000	58,204,000	1,546,000	13,817,000	59,750,000	73,567,000	8,687,000	43,500,000
Gabriel Brothers Plaza	OH	2005	100%	1970’s/2004	83,740	947,000	3,691,000	273,000	947,000	3,964,000	4,911,000	543,000	3,119,000
Gahanna Discount Drug Mart Plaza	OH	2006	100%	2003	48,080	1,379,000	5,385,000	1,739,000	1,738,000	6,765,000	8,503,000	618,000	5,068,000
General Booth Plaza	VA	2005	100%	1985	73,320	1,935,000	9,493,000	47,000	1,935,000	9,540,000	11,475,000	1,439,000	5,539,000
Gold Star Plaza	PA	2006	100%	1988	71,729	1,644,000	6,519,000	20,000	1,644,000	6,539,000	8,183,000	700,000	2,605,000
Golden Triangle	PA	2003	100%	1960/2005	202,943	2,320,000	9,713,000	9,610,000	2,320,000	19,323,000	21,643,000	2,848,000	21,279,000
Groton Shopping Center	CT	2007	100%	1969	117,986	3,070,000	12,320,000	27,000	3,073,000	12,344,000	15,417,000	813,000	11,711,000
Grove City Discount Drug Mart Plaza	OH	2007	100%	1994	40,848	874,000	3,394,000	1,453,000	1,157,000	4,564,000	5,721,000	226,000
Halifax Plaza	PA	2003/2008	100%	2005	54,150	1,412,000	5,799,000	141,000	1,416,000	5,936,000	7,352,000	760,000	3,740,000
Hamburg Commons	PA	2004	100%	1988-1993	99,580	1,153,000	4,678,000	5,114,000	1,153,000	9,792,000	10,945,000	1,041,000	5,254,000

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2008
(continued)

									Gross amount at which carried at
				Year built/	Gross	Initial cost to the Company		Subsequent	December 31, 2008
		Year	Percent	Year last	leasable		Buildings and	cost		Buildings and		Accumulated	Amount Of
Property	State	acquired	owned	renovated	area	Land	improvements	capitalized	Land	improvements	Total	depreciation(4)	encumbrance

Hannaford Plaza	MA	2006	100%	1965/2006	102,459	1,874,000	8,453,000	192,000	1,874,000	8,645,000	10,519,000	752,000	(2)
Hilliard Discount Drug Mart Plaza	OH	2007	100%	2003	40,988	1,200,000	3,977,000	1,110,000	1,307,000	4,980,000	6,287,000	232,000
Hills & Dales Discount Drug Mart Plaza	OH	2007	100%	1992-2007	33,553	786,000	2,967,000	—	786,000	2,967,000	3,753,000	132,000
Hudson Discount Drug Mart Plaza	OH	2005	100%	2000	32,259	770,000	3,535,000	58,000	770,000	3,593,000	4,363,000	429,000	2,511,000
Jordan Lane	CT	2005	100%	1969/1991	181,735	4,291,000	20,866,000	537,000	4,291,000	21,403,000	25,694,000	2,373,000	13,288,000
Kempsville Crossing	VA	2005	100%	1985	94,477	2,207,000	11,000,000	128,000	2,207,000	11,128,000	13,335,000	1,697,000	6,276,000
Kenley Village	MD	2005	100%	1988	51,894	726,000	3,512,000	41,000	726,000	3,553,000	4,279,000	866,000	(2)
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	11,795,000	(9,000)	2,411,000	11,788,000	14,199,000	663,000	7,935,000
Kingston Plaza	NY	2006	100%	2006	18,337	2,891,000	—	2,344,000	2,891,000	2,344,000	5,235,000	127,000	(2)
LA Fitness Facility	PA	2002	100%	2003	41,000	2,462,000	—	5,176,000	2,462,000	5,176,000	7,638,000	677,000	5,907,000
Liberty Marketplace	PA	2005	100%	2003	68,200	2,665,000	12,639,000	235,000	2,695,000	12,844,000	15,539,000	1,383,000	9,624,000
Lodi Discount Drug Mart Plaza	OH	2005	100%	2003	38,576	704,000	3,393,000	67,000	704,000	3,460,000	4,164,000	524,000	2,404,000
Long Reach Village	MD	2006	100%	1973/1998	104,922	1,721,000	8,554,000	125,000	1,721,000	8,679,000	10,400,000	887,000	4,772,000
Loyal Plaza	PA	2002/2008	100%	1969/2000	293,825	4,510,000	20,631,000	1,630,000	4,511,000	22,260,000	26,771,000	3,576,000	12,827,000
Mason Discount Drug Mart Plaza	OH	2008	100%	2005/2007	52,896	1,298,000	5,022,000	1,317,000	1,560,000	6,077,000	7,637,000	272,000
McCormick Place	OH	2005	100%	1995	46,000	847,000	4,022,000	44,000	849,000	4,064,000	4,913,000	679,000	2,653,000
McDonalds/Waffle House at Medina	OH	2005	100%	2003	6,000	737,000	132,000	—	737,000	132,000	869,000	28,000	(2)
Mechanicsburg Giant	PA	2005	100%	2003	51,500	2,709,000	12,159,000	—	2,709,000	12,159,000	14,868,000	1,138,000	9,943,000
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000	—	3,121,000	12,341,000	15,462,000	104,000	9,346,000
Newport Plaza	PA	2003/2008	100%	1996	66,789	1,721,000	7,758,000	321,000	1,722,000	8,078,000	9,800,000	903,000	4,800,000
Oak Ridge	VA	2006	100%	2000	38,700	960,000	4,254,000	18,000	960,000	4,272,000	5,232,000	300,000	3,508,000
Oakhurst Plaza	PA	2006	100%	1980/2001	111,869	4,539,000	18,177,000	12,000	4,539,000	18,189,000	22,728,000	1,576,000	(2)
Oakland Commons	CT	2007	100%	1962/1995	89,850	2,504,000	15,662,000	15,000	2,504,000	15,677,000	18,181,000	903,000	(2)
Oakland Mills	MD	2005	100%	1960’s/2004	58,224	1,611,000	6,292,000	21,000	1,611,000	6,313,000	7,924,000	981,000	4,996,000
Ontario Discount Drug Mart Plaza	OH	2005	100%	2002	38,623	809,000	3,643,000	21,000	809,000	3,664,000	4,473,000	472,000	2,219,000
Palmyra Shopping Center	PA	2005	100%	1960/1995	112,108	1,488,000	6,566,000	61,000	1,488,000	6,627,000	8,115,000	948,000	(2)
Pickerington Discount Drug Mart Plaza	OH	2005	100%	2002	47,810	1,186,000	5,396,000	692,000	1,305,000	5,969,000	7,274,000	763,000	4,224,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	79,306	1,622,000	6,489,000	18,000	1,622,000	6,507,000	8,129,000	941,000	5,900,000
Polaris Discount Drug Mart Plaza	OH	2005	100%	2001	50,283	1,242,000	5,816,000	30,000	1,242,000	5,846,000	7,088,000	951,000	4,529,000
Pondside Plaza	NY	2005	100%	2003	19,340	365,000	1,612,000	15,000	365,000	1,627,000	1,992,000	248,000	1,176,000
Port Richmond Village	PA	2001	100%	1988	154,908	2,942,000	11,769,000	628,000	2,942,000	12,397,000	15,339,000	2,266,000	14,922,000
Powell Discount Drug Mart Plaza	OH	2005	100%	2001	49,772	1,384,000	6,121,000	48,000	1,384,000	6,169,000	7,553,000	851,000	4,339,000
Price Chopper Plaza	MA	2007	100%	1960’s-2004	101,824	3,551,000	18,412,000	689,000	4,144,000	18,508,000	22,652,000	681,000	(2)
Rite Aid at Massillon	OH	2005	100%	1999	10,125	442,000	2,014,000	—	442,000	2,014,000	2,456,000	219,000	1,533,000
River View Plaza I, II and III	PA	2003	100%	1991/1998	244,225	9,718,000	40,356,000	3,676,000	9,718,000	44,032,000	53,750,000	6,452,000	(2)
Shaw’s Plaza	MA	2006	100%	1968/1998	176,609	5,780,000	24,898,000	227,000	5,780,000	25,125,000	30,905,000	2,045,000	13,980,000
Shoppes at Salem Run	VA	2005	100%	2005	15,100	1,076,000	4,253,000	11,000	1,076,000	4,264,000	5,340,000	374,000	(2)
Shore Mall	NJ	2006	100%	1960/1980	602,263	7,179,000	37,868,000	1,459,000	7,179,000	39,327,000	46,506,000	3,714,000	22,543,000
Smithfield Plaza	VA	2005-2008	100%	1987/1996	134,664	2,947,000	12,737,000	4,000	2,919,000	12,769,000	15,688,000	797,000	10,504,000

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2008
(continued)

									Gross amount at which carried at
				Year built/	Gross	Initial cost to the Company		Subsequent	December 31, 2008
		Year	Percent	Year last	leasable		Buildings and	cost		Buildings and		Accumulated	Amount Of
Property	State	acquired	owned	renovated	area	Land	improvements	capitalized	Land	improvements	Total	depreciation(4)	encumbrance

South Philadelphia	PA	2003	100%	1950/2003	283,415	8,222,000	35,907,000	2,527,000	8,222,000	38,434,000	46,656,000	6,502,000	(2)
St. James Square	MD	2005	100%	2000	39,903	688,000	3,838,000	523,000	688,000	4,361,000	5,049,000	648,000	(2)
Stadium Plaza	MI	2005	100%	1960’s/2003	77,688	2,341,000	9,175,000	706,000	2,443,000	9,779,000	12,222,000	982,000	(2)
Staples at Oswego	NY	2005	100%	2000	23,884	635,000	2,991,000	9,000	635,000	3,000,000	3,635,000	402,000	2,283,000
Stop & Shop Plaza	CT	2008	100%	2006	54,510	—	11,295,000	2,000	—	11,297,000	11,297,000	454,000	7,000,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000	—	1,402,000	7,236,000	8,638,000	1,037,000	4,742,000
Sunset Crossing	PA	2003	100%	2002	74,142	2,150,000	8,980,000	142,000	2,150,000	9,122,000	11,272,000	1,302,000	(2)
Swede Square	PA	2003	100%	1980/2004	98,792	2,268,000	6,232,000	4,133,000	2,272,000	10,361,000	12,633,000	1,934,000	(2)
The Brickyard	CT	2004	100%	1990	274,553	6,465,000	28,281,000	433,000	6,465,000	28,714,000	35,179,000	4,597,000	(2)
The Commons	PA	2004	100%	2003	175,121	3,098,000	14,047,000	33,000	3,098,000	14,080,000	17,178,000	2,562,000	(2)
The Point	PA	2000	100%	1972/2001	250,697	2,700,000	10,800,000	11,514,000	2,996,000	22,018,000	25,014,000	4,717,000	17,753,000
The Point at Carlisle Plaza	PA	2005	100%	1965/1984	182,859	2,233,000	11,105,000	208,000	2,233,000	11,313,000	13,546,000	1,725,000	(2)
The Shops at Suffolk Downs	MA	2005	100%	2005	85,829	3,564,000	11,089,000	339,000	3,564,000	11,428,000	14,992,000	1,137,000	(2)
Timpany Plaza	MA	2007	100%	1970’s-1989	183,775	3,412,000	16,148,000	222,000	3,397,000	16,385,000	19,782,000	812,000	8,555,000
Trexler Mall	PA	2005	100%	1973/2004	339,363	6,932,000	31,661,000	698,000	6,932,000	32,359,000	39,291,000	3,267,000	21,939,000
Ukrop’s at Fredericksburg	VA	2005	100%	1997	63,000	3,213,000	12,758,000	—	3,213,000	12,758,000	15,971,000	1,149,000	(2)
Ukrop’s at Glen Allen	VA	2005	100%	2000	43,000	6,769,000	213,000	—	6,769,000	213,000	6,982,000	155,000	(2)
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000	484,000	1,950,000	8,250,000	10,200,000	1,128,000	(2)
Virginia Center Commons	VA	2005	100%	2002	9,763	992,000	3,860,000	3,000	992,000	3,863,000	4,855,000	441,000	(2)
Virginia Little Creek	VA	2005	100%	1996/2001	69,620	1,650,000	8,350,000	(11,000)	1,639,000	8,350,000	9,989,000	1,101,000	5,496,000
Wal-Mart Center	CT	2003	100%	1972/2000	155,739	—	11,834,000	22,000	—	11,856,000	11,856,000	1,585,000	5,896,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,290	2,061,000	7,314,000	2,830,000	1,999,000	10,206,000	12,205,000	1,956,000	8,691,000
West Bridgewater Plaza	MA	2007	100%	1970/2007	133,039	2,823,000	14,901,000	(437,000)	2,751,000	14,536,000	17,287,000	653,000	10,901,000
Westlake Discount Drug Mart Plaza	OH	2005	100%	2005	55,775	1,004,000	3,905,000	—	1,004,000	3,905,000	4,909,000	341,000	3,261,000
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,354,000	(122,000)	5,919,000	25,253,000	31,172,000	1,423,000	20,740,000

Total Wholly-Owned Stabilized Properties					10,034,249	234,466,000	987,237,000	126,564,000	238,931,000	1,109,336,000	1,348,267,000	127,196,000	563,000,000

Properties Owned in Joint Venture:
Homburg Joint Venture:
Aston Center	PA	2007	20%	2005	55,000	4,319,000	17,070,000	—	4,319,000	17,070,000	21,389,000	829,000	13,033,000
Ayr Town Center	PA	2007	20%	2005	55,600	2,442,000	9,748,000	—	2,442,000	9,748,000	12,190,000	535,000	7,350,000
Fieldstone Marketplace	MA	2005	20%	1988/2003	193,970	5,229,000	21,440,000	169,000	5,229,000	21,609,000	26,838,000	2,382,000	18,998,000
Meadows Marketplace	PA	2004	20%	2005	89,138	1,914,000	—	11,336,000	1,914,000	11,336,000	13,250,000	844,000	10,485,000
Parkway Plaza	PA	2007	20%	1998-2002	106,628	4,647,000	19,420,000	1,000	4,647,000	19,421,000	24,068,000	1,198,000	14,300,000
Pennsboro Commons	PA	2005	20%	1999	109,784	3,608,000	14,254,000	42,000	3,608,000	14,296,000	17,904,000	1,680,000	11,120,000
Scott Town Center	PA	2007	20%	2004	67,933	2,959,000	11,800,000	—	2,959,000	11,800,000	14,759,000	701,000	8,791,000
Spring Meadow Shopping Center	PA	2007	20%	2004	67,850	4,111,000	16,410,000	20,000	4,112,000	16,429,000	20,541,000	838,000	12,944,000
Stonehedge Square	PA	2006	20%	1990/2006	88,677	2,732,000	11,614,000	57,000	2,698,000	11,705,000	14,403,000	1,049,000	8,700,000

					834,580	31,961,000	121,756,000	11,625,000	31,928,000	133,414,000	165,342,000	10,056,000	105,721,000

Total Stabilized Properties					10,868,829	266,427,000	1,108,993,000	138,189,000	270,859,000	1,242,750,000	1,513,609,000	137,252,000	668,721,000

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2008
(continued)

									Gross amount at which carried at
				Year built/	Gross	Initial cost to the Company		Subsequent	December 31, 2008
		Year	Percent	Year last	leasable		Buildings and	cost		Buildings and		Accumulated	Amount Of
Property	State	acquired	owned	renovated	area	Land	improvements	capitalized	Land	improvements	Total	depreciation(4)	encumbrance

Development/Redevelopment and Other Non-Stabilized Properties (1):
Columbia Mall	PA	2005	75%	1988	343,055	2,855,000	15,600,000	1,333,000	2,855,000	16,933,000	19,788,000	1,847,000
Dunmore Shopping Center	PA	2005	100%	1962/1997	101,000	565,000	2,203,000	42,000	565,000	2,245,000	2,810,000	335,000
Fairview Commons	PA	2007	100%	1992	59,578	858,000	3,568,000	—	858,000	3,472,000	4,330,000	363,000	(2)
Huntingdon Plaza	PA	2004	100%	1972 - 2003	147,197	933,000	4,129,000	—	933,000	5,442,000	6,375,000	588,000
Lake Raystown Plaza	PA	2004	100%	1995	145,727	2,231,000	6,735,000	8,233,000	2,231,000	14,968,000	17,199,000	1,669,000	(3)
Shelby Discount Drug Mart Plaza	OH	2005	100%	2002	36,596	671,000	3,264,000	12,000	671,000	3,276,000	3,947,000	503,000	2,219,000
Townfair Center	PA	2004	100%	2002	203,531	3,022,000	13,786,000	903,000	3,022,000	14,689,000	17,711,000	2,475,000
Trexlertown Plaza	PA	2006	100%	1990/2005	241,381	5,262,000	23,867,000	1,767,000	5,262,000	25,634,000	30,896,000	1,965,000	(3)

Total Non-Stabilized Properties					1,278,065	16,397,000	73,152,000	12,290,000	16,397,000	86,659,000	103,056,000	9,745,000	2,219,000

Total Operating Portfolio					12,146,894	282,824,000	1,182,145,000	150,479,000	287,256,000	1,329,409,000	1,616,665,000	146,997,000	670,940,000

Projects Under Development and Land Held For Future Expansion and Development:
Blue Mountain Commons	PA	2006	100%	N/A	N/A	13,742,000	—	18,745,000	14,065,000	18,422,000	32,487,000	—	(3)
Columbia Mall	PA	2006	75%	N/A	N/A	1,466,000	—	379,000	1,465,000	380,000	1,845,000	—
Crossroads II	PA	2008	60%	N/A	N/A	15,383,000	—	6,366,000	17,671,000	4,078,000	21,749,000	—	8,862,000
Halifax Commons	PA	2008	100%	N/A	N/A	858,000	—	170,000	872,000	156,000	1,028,000	—
Halifax Plaza	PA	2004	100%	N/A	N/A	1,107,000	—	1,553,000	1,503,000	1,157,000	2,660,000	—
Heritage Crossing	PA	2008	60%	N/A	N/A	5,080,000	—	5,432,000	5,066,000	5,446,000	10,512,000	—
Liberty Marketplace	PA	2007	100%	N/A	N/A	1,564,000	—	15,000	1,564,000	15,000	1,579,000	—
Northside Commons	PA	2008	100%	N/A	N/A	3,332,000	—	3,028,000	3,379,000	2,981,000	6,360,000	—
Oregon Pike	PA	2008	100%	N/A	N/A	2,283,000	—	30,000	2,283,000	30,000	2,313,000	—
Pine Grove Plaza	NJ	2003	100%	N/A	N/A	388,000	—	39,000	388,000	39,000	427,000	—
Shore Mall	NJ	2006	100%	N/A	N/A	2,018,000	—	55,000	2,018,000	55,000	2,073,000	—	(6)
The Brickyard	CT	2007	100%	N/A	N/A	1,167,000	—	118,000	1,183,000	102,000	1,285,000	—
The Shops at Suffolk Downs	MA	2005	100%	N/A	N/A	4,016,000	—	3,200,000	4,016,000	3,200,000	7,216,000	—
Trexlertown Plaza	PA	2006	100%	N/A	N/A	8,087,000	—	2,119,000	8,089,000	2,117,000	10,206,000	—	(3)
Trindle Spring	PA	2006	100%	N/A	N/A	1,028,000	—	361,000	1,148,000	241,000	1,389,000	—
Upland Square	PA	2007	60%	N/A	N/A	28,187,000	—	33,128,000	27,454,000	33,861,000	61,315,000	—	29,181,000
Wyoming	MI	2005	100%	N/A	N/A	360,000	—	—	360,000	—	360,000	—
Various projects in progress	N/A	2008	100%	N/A	N/A	—	—	509,000	—	509,000	509,000	—

Total Land Held For Development					N/A	90,066,000	—	75,247,000	92,524,000	72,789,000	165,313,000	—	38,043,000

Total Carrying Value					12,146,894	$372,890,000	$1,182,145,000	$225,726,000	$379,780,000	$1,402,198,000	$1,781,978,000	$146,997,000	$708,983,000

Land and related costs held for sale											$2,266,000

Unconsolidated Joint Venture (5)											$4,976,000

CEDAR SHOPPING CENTERS, INC.
SCHEDULE III
Real Estate and Accumulated Depreciation
Year Ended December 31, 2008
(continued)
     The changes in real estate and accumulated depreciation for the three years ended December 31, 2008 are as follows (7):

	2008	2007	2006
Cost
Balance, beginning of year	$1,595,897,000	$1,240,332,000	$980,956,000
Properties acquired	109,631,000	321,915,000	239,047,000
Improvements and betterments	78,757,000	33,650,000	40,218,000
Write off of fully-depreciated assets	(2,307,000)	—	—
Deconsolidation of Red Lion joint venture	—	—	(19,889,000)

Balance, end of year	$1,781,978,000	$1,595,897,000	$1,240,332,000

Accumulated depreciation
Balance, beginning of year	$103,621,000	$64,838,000	$34,499,000
Depreciation expense	45,683,000	38,783,000	31,863,000
Write off of fully-depreciated assets	(2,307,000)	—	—
Deconsolidation of Red Lion joint venture	—	—	(1,524,000)

Balance, end of year	$146,997,000	$103,621,000	$64,838,000

Net book value	$1,634,981,000	$1,492,276,000	$1,175,494,000

(1)	“Stabilized properties” are those properties which are as least 80% leased and not designated as “development/redevelopment” properties as of December 31, 2008.

Three of the Company’s properties are being re-tenanted, are non-stabilized, and are not designated as development/redevelopment properties as of December 31, 2008.

(2)	Properties pledged as collateral under the Company’s stabilized property credit facility. The total net book value of all such properties was $363,713,000 at December 31, 2008; the total amount outstanding under the secured revolving credit facility at that date was $250,190,000.

(3)	Properties pledged as collateral under the Company’s development property credit facility. The total net book value of all such properties was $98,253,000 at December 31, 2008; the total amount outstanding under the secured development revolving credit facility at that date was $54,300,000.

(4)	Depreciation is provided over the estimated useful lives of buildings and improvements, which range from 3 to 40 years.

(5)	The Company has a 76.3% interest in an unconsolidated joint venture, which owns a single-tenant office property located in Philadelphia, PA.

(6)	The Shore Mall land parcel also collateralizes the mortgage loan payable relating to the Shore Mall shopping center.

(7)	Restated to reflect the reclassification of a property acquired in 2006 to “land and related costs held for sale”.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of December 31, 2008, and have determined that such disclosure controls and procedures are effective.
     There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the last quarter of 2008.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.
     Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.
We have audited Cedar Shopping Centers, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cedar Shopping Center, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures -“Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Cedar Shopping Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of Cedar Shopping Centers, Inc. and our report dated March 16, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
March 16, 2009

Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
     This item is incorporated by reference to the definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation
     This item is incorporated by reference to the definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     This item is incorporated by reference to the definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions and Director Independence
     This item is incorporated by reference to the definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 14. Principal Accounting Fees and Services
     This item is incorporated by reference to the definitive proxy statement for the 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1.	Financial Statements
The response to this portion of Item 15 is included in Item 8 of this report.

2.	Financial Statement Schedules

The response to this portion of Item 15 is included in Item 8 of this report.

3.	Exhibits

Item	Title or Description

3.1	Articles of Incorporation of the Company, including all amendments and articles supplementary previously filed, incorporated by reference to Exhibits 3.1.a and 3.1.b of Form 10-Q for the quarterly period ended September 30, 2007.

3.2	By-laws of the Company, including all amendments previously filed, incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 28, 2007.

3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.b	Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.c	Amendment No. 2 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.c of Form 10-K for the year ended December 31, 2004.

3.3.d	Amendment No. 3 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P. , incorporated by reference to Exhibit 3.3.d of Form 10-K for the year ended December 31, 2006.

10.1.a*	Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.a of Form 10-K for the year ended December 31, 2004.

10.1.b*	Amendment No. 1 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.b of Form 10-K for the year ended December 31, 2004.

10.1.c*	Amendment No. 2 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of August 9, 2004, incorporated by reference to Exhibit 10.6.c of Form 10-K for the year ended December 31, 2004.

10.1.d*	Amendment No. 3 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.

10.1.e*	Amendment No. 4 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.1.e of Form 10-K for the year ended December 31, 2006.

Item	Title or Description

10.1.f*	Amendment No. 5 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.1.f of Form 10-K for the year ended December 31, 2007.

.10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

10.2.b*	Amendment No. 1 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.2.b of Form 10-K for the year ended December 31, 2006.

10.2.c*	Amendment No. 2 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.2.c of Form 10-K for the year ended December 31, 2007.

10.2.d*	Amendment No. 3 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 16, 2008.

.10.3.a.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of November 1, 2003, incorporated by reference to Exhibit 10.39 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.3.a.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.a.ii of Form 10-K for the year ended December 31, 2004.

10.3.a.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of October 19, 2005, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 20, 2005.

10.3.a.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of May 1, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 3, 2007.

10.3.b.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of November 1, 2003, incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.3.b.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.b.ii of Form 10-K for the year ended December 31, 2004.

10.3.b.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of October 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 20, 2005.

10.3.b.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of December 29, 2006, incorporated by reference to Exhibit 10.3.b.iv of Form 10-K for the year ended December 31, 2006.

10.3.b.v*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of September 18, 2008.

10.3.c.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of November 1, 2003, incorporated by reference to Exhibit 10.42 of the Registration Statement on Form S-11 field on August 20, 2003, as amended.

10.3.c.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.d.ii of Form 10-K for the year ended December 31, 2004.

10.3.c.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of October 19, 2005, incorporated by reference to Exhibit 10.4 of Form 8-K filed on October 20, 2005.

Item	Title or Description

10.3.c.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of December 29, 2006, incorporated by reference to Exhibit 10.3.d.iv of Form 10-K for the year ended December 31, 2006.

10.3.c.v*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of September 18, 2008.

10.3.d.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Nancy Mozzachio, dated as of August 1, 2003, incorporated by reference to Exhibit 10.3.e.i of Form 10-K for the year ended December 31, 2006.

10.3.d.ii*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy Mozzachio, dated as of October 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 6, 2007.

10.3.d.iii*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy Mozzachio, dated as of December 29, 2006, incorporated by reference to Exhibit 10.3.e.ii of Form 10-K for the year ended December 31, 2006.

10.3.d.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy Mozzachio, dated as of September 18, 2008.

10.3.e*	Employment Agreement between Cedar Shopping Centers, Inc. and Lawrence E. Kreider, Jr., dated as of June 20, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 20, 2007.

10.3.f*	Employment Agreement between Cedar Shopping Centers, Inc. and Frank C. Ullman, dated as of September 18, 2008.

10.3.g*	Consulting Agreement between Cedar Shopping Centers, Inc. and Thomas J. O’Keeffe, dated as of June 20, 2007, incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 20, 2007.

10.4.a	Loan Agreement (the “Loan Agreement”) by and among Cedar Shopping Centers Partnership, L.P., Fleet National Bank (now Bank of America), Commerzbank AG New York Branch, PB Capital Corporation, Manufacturers and Traders Trust Company, Sovereign Bank, Raymond James Bank, FSB, Citizens Bank and the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”) and Fleet National Bank (as Administrative Agent), dated January 30, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on March 22, 2004.

10.4.b	First Amendment to Loan Agreement, dated as of June 16, 2004, incorporated by reference to Exhibit 10.10.b of Form 10-K for the year ended December 31, 2004.

10.4.c	Second Amendment to Loan Agreement, dated as of November 2, 2004, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 8, 2004.

10.4.d	Third Amendment to Loan Agreement, dated as of January 28, 2005, incorporated by reference to Exhibit 10.10.d of Form 10-K for the year ended December 31, 2004.

10.4.e	Fourth Amendment to Loan Agreement, dated as of December 16, 2005, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 21, 2005.

10.4.f	Fifth Amendment to Loan Agreement, dated as of June 29, 2006, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2006.

10.4.g	Sixth Amendment to Loan Agreement, dated as of October 20, 2006, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 24, 2006.

10.4.h	Seventh Amendment to Loan Agreement, dated as of October 17, 2007, incorporated by reference to Exhibit 10.5.h of Form 10-K for the year ended December 31, 2007.

10.5.a	Loan Agreement between Cedar-Franklin Village LLC as Borrower and Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004, incorporated by reference to Exhibit 10.13 of Form 8-K filed on November 5, 2004.

Item	Title or Description

10.5.b	Promissory Note for Cedar-Franklin Village LLC to Eurohypo AG, New York Branch, dated November 1, 2004, incorporated by reference to Exhibit 10.14 of Form 8-K filed on November 5, 2004.

10.5.c	Mortgage and Security Agreement for Cedar-Franklin Village LLC as Borrower to Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004, incorporated by reference to Exhibit 10.15 of Form 8-K filed on November 5, 2004.

10.5.d	Guaranty for Cedar Shopping Centers Partnership, L.P. as Guarantor for the benefit of Eurohypo AG, New York Branch as Lender, executed as of November 1, 2004, incorporated by reference to Exhibit 10.18 of Form 8-K filed on November 5, 2004.

10.6	Agreement Regarding Purchase of Partnership Interests By and Between Cedar Shopping Centers Partnership, L.P. and Homburg Holdings (U.S.) Inc. dated as of March 26, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 6, 2007.

10.6.a	First Amendment to Agreement Regarding Purchase of Partnership Interests dated as of June 29, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 12, 2007.

10.6.b	Second Amendment to Agreement Regarding Purchase of Partnership Interests dated as of October 31, 2007, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 12, 2007.

10.7	Voting Agreement dated February 13, 2008 among Cedar Shopping Centers, Inc., Inland American Real Estate Trust, Inc., Inland Investment Advisors, Inc. Inland Real Estate Investment Corporation and The Inland Group, Inc., incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2007.

10.8	Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Shopping Centers Partnership, L.P., KeyBank, National Association, Manufacturers and Traders Trust Company, Citizens Bank of Pennsylvania, Raymond James Bank, FSB, Regions Bank, TD Bank, N.A., TriState Capital Bank and the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”) and KeyBank, National Association (as Administrative Agent), dated as of October 17, 2008.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.
(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a) (3) above.

(c)	The following documents are filed as part of the report:

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
March 16, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and as of the date indicated this report has been signed by the below.

/s/ JAMES J. BURNS James J. Burns	/s/ RICHARD HOMBURG Richard Homburg
Director	Director

/s/ PAMELA N. HOOTKIN	/s/ PAUL G. KIRK, JR.

Pamela N. Hootkin	Paul G. Kirk, Jr.
Director	Director

/s/ EVERETT B. MILLER, III	/s/ LEO S. ULLMAN

Everett B. Miller, III	Leo S. Ullman
Director	Director

/s/ROGER M. WIDMANN

Roger M. Widmann
Director
March 16, 2009