Form 10-Q
period 2009-03-31
CEDAR SHOPPING CENTERS INC
filed 2009-05-08
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2009, there were 45,062,472 shares of Common Stock, $0.06 par value, outstanding.

CEDAR SHOPPING CENTERS, INC.

Forward-Looking Statements
     Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s beliefs, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, expectations or intentions, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such differences include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants; the continuing availability of acquisition, development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital (including the availability of construction financing) in the public and private markets; the availability of suitable joint venture partners and potential purchasers of the Company’s properties if offered for sale; changes in interest rates; the fact that returns from acquisition, development and redevelopment activities may not be at expected levels or at expected times; risks inherent in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, changes in governmental regulations relating thereto, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration or termination of current leases; and the financial flexibility to repay or refinance debt obligations when due and to fund tenant improvements and capital expenditures.

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Real estate:
Land	$394,209,000	$379,780,000
Buildings and improvements	1,480,256,000	1,402,198,000

	1,874,465,000	1,781,978,000
Less accumulated depreciation	(158,418,000)	(146,997,000)

Real estate, net	1,716,047,000	1,634,981,000

Land held for sale	2,266,000	2,266,000
Investment in unconsolidated joint venture	5,385,000	4,976,000

Cash and cash equivalents	14,327,000	8,231,000
Restricted cash	13,877,000	14,004,000
Rents and other receivables, net	8,125,000	5,818,000
Straight-line rents receivable	14,962,000	14,322,000
Other assets	9,851,000	9,403,000
Deferred charges, net	32,977,000	33,127,000

Total assets	$1,817,817,000	$1,727,128,000

Liabilities and shareholders’ equity
Mortgage loans payable	$758,379,000	$708,983,000
Secured revolving credit facilities	336,925,000	304,490,000
Accounts payable and accrued expenses	43,699,000	46,548,000
Unamortized intangible lease liabilities	61,233,000	61,384,000

Total liabilities	1,200,236,000	1,121,405,000

Limited partners’ interest in Operating Partnership	14,279,000	14,271,000

Commitments and contingencies

Equity:
Cedar Shopping Centers, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 45,062,000 and 44,468,000 shares, respectively, issued and outstanding)	2,704,000	2,668,000
Treasury stock (989,000 and 713,000 shares, respectively, at cost)	(9,864,000)	(9,175,000)
Additional paid-in capital	577,203,000	576,083,000
Cumulative distributions in excess of net income	(128,090,000)	(127,043,000)
Accumulated other comprehensive loss	(6,354,000)	(7,256,000)

Total Cedar Shopping Centers, Inc. shareholders’ equity	524,349,000	524,027,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	69,672,000	58,150,000
Limited partners’ interest in Operating Partnership	9,281,000	9,275,000

Total noncontrolling interests	78,953,000	67,425,000

Total equity	603,302,000	591,452,000

Total liabilities and equity	$1,817,817,000	$1,727,128,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended March 31,
	2009	2008
Revenues:
Rents	$36,070,000	$34,380,000
Expense recoveries	10,563,000	9,048,000
Other	262,000	207,000

Total revenues	46,895,000	43,635,000

Expenses:
Operating, maintenance and management	9,301,000	8,210,000
Real estate and other property-related taxes	5,371,000	4,701,000
General and administrative	2,964,000	2,191,000
Depreciation and amortization	12,400,000	11,529,000

Total expenses	30,036,000	26,631,000

Operating income	16,859,000	17,004,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(11,592,000)	(11,384,000)
Interest income	14,000	158,000
Equity in income of unconsolidated joint venture	259,000	150,000
Gain on sale of land parcel	239,000	—

Total non-operating income and expense	(11,080,000)	(11,076,000)

Net income	5,779,000	5,928,000

Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	354,000	(706,000)
Limited partners’ interest in Operating Partnership	(180,000)	(143,000)

Total net loss (income) attributable to noncontrolling interests	174,000	(849,000)

Net income attributable to Cedar Shopping Centers, Inc.	5,953,000	5,079,000

Preferred distribution requirements	(1,954,000)	(1,967,000)

Net income attributable to common shareholders	$3,999,000	$3,112,000

Per common share (basic and diluted) attributable to common shareholders	$0.09	$0.07

Dividends to common shareholders	$5,046,000	$10,004,000

Per common share	$0.1125	$0.2250

Weighted average number of common shares outstanding	44,880,000	44,458,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Equity
Three months ended March 31, 2009
(unaudited)

		Cedar Shopping Centers, Inc. Shareholders									Noncontrolling Interests
													Limited
		Preferred stock		Common stock				Cumulative	Accumulated			Minority	partners’
			$25.00			Treasury	Additional	distributions	other			interests in	interest in
	Total		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive			consolidated	Operating
	equity	Shares	value	Shares	Par value	at cost	capital	net income	(loss) income	Total	Total	joint ventures	Partnership

Balance, December 31, 2008	$591,452,000	3,550,000	$88,750,000	44,468,000	$2,668,000	$(9,175,000)	$576,083,000	$(127,043,000)	$(7,256,000)	$524,027,000	$67,425,000	$58,150,000	$9,275,000

Net income	5,670,000							5,953,000		5,953,000	(283,000)	(354,000)	71,000
Unrealized gain on change in fair value of cash flow hedges	918,000								902,000	902,000	16,000		16,000

Total other comprehensive income	6,588,000									6,855,000	(267,000)	(354,000)	87,000

Deferred compensation activity, net	487,000			594,000	36,000	(689,000)	1,140,000			487,000
Preferred distribution requirements	(1,954,000)							(1,954,000)		(1,954,000)
Distributions to common shareholders/noncontrolling interests	(5,135,000)							(5,046,000)		(5,046,000)	(89,000)		(89,000)
Reallocation adjustment of limited partners’ interest	(12,000)						(20,000)			(20,000)	8,000		8,000
Contributions, net, from minority interest partners	11,876,000										11,876,000	11,876,000

Balance, March 31, 2009	$603,302,000	3,550,000	$88,750,000	45,062,000	$2,704,000	$(9,864,000)	$577,203,000	$(128,090,000)	$(6,354,000)	$524,349,000	$78,953,000	$69,672,000	$9,281,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2009	2008
Cash flow from operating activities:
Net income	$5,779,000	$5,928,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Equity in income of unconsolidated joint venture	(259,000)	(150,000)
Distributions from unconsolidated joint venture	200,000	132,000
Straight-line rents receivable	(640,000)	(711,000)
Depreciation and amortization	12,400,000	11,529,000
Amortization of intangible lease liabilities	(3,416,000)	(3,400,000)
Amortization/market price adjustments relating to stock-based compensation	(936,000)	734,000
Amortization of deferred financing costs	637,000	403,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(2,307,000)	(1,509,000)
Other	(942,000)	(272,000)
Accounts payable and accrued expenses	(1,446,000)	(86,000)

Net cash provided by operating activities	9,070,000	12,598,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(35,656,000)	(29,956,000)
Purchase of consolidated joint venture minority interests	—	(17,454,000)
Investment in unconsolidated joint venture	(350,000)	—
Construction escrows and other	(397,000)	(1,062,000)

Net cash (used in) investing activities	(36,403,000)	(48,472,000)

Cash flow from financing activities:
Net advances from revolving lines of credit	32,435,000	36,300,000
Proceeds from mortgage financings	8,000,000	27,500,000
Mortgage repayments	(11,520,000)	(25,147,000)
Payments/refund of deferred financing costs	(101,000)	200,000
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	11,857,000	3,993,000
Distributions to consolidated joint venture minority interests	—	(266,000)
Distributions to limited partners	(227,000)	(457,000)
Preferred stock distributions	(1,969,000)	(1,970,000)
Distributions to common shareholders	(5,046,000)	(10,004,000)

Net cash provided by financing activities	33,429,000	30,149,000

Net increase (decrease) in cash and cash equivalents	6,096,000	(5,725,000)
Cash and cash equivalents at beginning of period	8,231,000	23,289,000

Cash and cash equivalents at end of period	$14,327,000	$17,564,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on the ownership, operation, development and redevelopment of supermarket-anchored shopping centers in mid-Atlantic and Northeast coastal states. At March 31, 2009, the Company owned 123 operating properties, aggregating approximately 12.7 million square feet of gross leasable area (“GLA”).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2009 and December 31, 2008, respectively, the Company owned a 95.7% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.3% at March 31, 2009 and December 31, 2008, respectively) is represented by Operating Partnership Units (“OP Units”), and the carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 2,017,000 OP Units outstanding at March 31, 2009 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. On January 30, 2009 and February 10, 2009, respectively, the Company entered into two joint ventures (with the same minority interest partner), in which it has 40% general partnership interests, for acquisitions on those dates of shopping centers in New London, Connecticut and California, Maryland. In addition, the Company recorded a 50% minority interest in a completed single-tenant development project which had commenced operations during the fourth quarter of 2008.
     With respect to its 13 consolidated operating joint ventures, the Company has general partnership interests of 20% in nine properties, 40% in two properties, 50% in one property and 75% in one property. As (i) such entities are not variable-interest entities pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”), and (ii) the Company is the sole general partner and exercises substantial operating control over these entities pursuant to Emerging Issues Task Force (“EITF”) 04-05, “Determining Whether a General Partner, or General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
     Rights”, the Company has determined that such entities should be consolidated for financial statement purposes. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest.
     The Company’s three 60%-owned joint ventures for development projects in Limerick, Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be variable interest entities (“VIEs”) pursuant to FIN 46R and the Company is the primary income or loss beneficiary in each case. At March 31, 2009, these VIEs owned real estate with a carrying value of $90.0 million and had mortgage loans payable of $38.5 million.
     The Company has deposits on land to be purchased for development of $1.8 million at March 31, 2009 which are VIEs. The Company has not consolidated these VIEs as it is not the primary income or loss beneficiary in each case.
     The Company has a 76.3% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania. Although the Company exercises influence over this joint venture, it does not have operating control. The Company has determined that this joint venture is not a VIE pursuant to FIN 46R and, accordingly, the Company accounts for its investment in this joint venture under the equity method.
     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.
Note 2. Summary of Significant Accounting Policies
     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated financial statements reflect certain reclassifications of prior period amounts to conform to the 2009, principally the retrospective adoption of Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51” and the application of EITF D-98, “Classification and Measurement of Redeemable Securities”. The reclassifications had no impact on previously-reported net income available to common stockholders or earnings per share.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
Real Estate Investments and Discontinued Operations
     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred.
     Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to eliminate the operations of sold properties. Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $1,399,000 and $1,178,000 for the three months ended March 31, 2009 and 2008, respectively.
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
     SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, requires that management review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. No impairment provisions were recorded by the Company during the three months ended March 31, 2009 and 2008, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
     Real estate investments held for sale are carried at the lower of their respective carrying amounts or estimated fair values, less costs to sell. Depreciation and amortization are suspended during the periods held for sale.
     FIN 47, “Accounting for Conditional Asset Retirement Obligations”, provides clarification of the term “conditional asset retirement obligation” as used in SFAS No. 143, “Asset Retirement Obligations”, to be a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN 47 requires that the Company record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three months ended March 31, 2009 and 2008, respectively.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
and below-market lease values are amortized to rental income, over the remaining non-cancelable terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.
     With respect to the Company’s 2009 acquisitions, the fair values of in-place leases and other intangibles have been allocated to the intangible asset and liability accounts. Such allocations are preliminary and are based on information and estimates available as of the respective dates of acquisition. As final information becomes available and is refined, appropriate adjustments are made to the purchase price allocations, which are finalized within twelve months of the respective dates of acquisition. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $61,233,000 and $61,384,000 at March 31, 2009 and December 31, 2008, respectively.
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $3,416,000 and $3,400,000 for the three months ended March 31, 2009 and 2008, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $4,873,000 and $4,348,000 for the respective three-month periods.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days, and include cash at consolidated joint ventures of $4,105,000 and $1,897,000 at March 31, 2009 and December 31, 2008, respectively.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established, is not available to fund other property-level or Company-level obligations, and amounted to $13,877,000 and $14,004,000 at March 31, 2009 and December 31, 2008, respectively.
Rents and Other Receivables
     Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over base rents under applicable lease provisions is included in straight-line rents receivable on the consolidated balance sheet. Leases also generally contain

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred; such income is recognized in the periods earned. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met.
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $3,515,000 and $2,966,000 at March 31, 2009 and December 31, 2008, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $582,000 and $139,000 for the three months ended March 31, 2009 and 2008, respectively.
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents in excess of insured amounts and tenant receivables. The Company places its cash and cash equivalents with high quality financial institutions. Management performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although these security deposits are insufficient to meet the terminal value of a tenant’s lease obligations, they are a measure of good faith and a source to partially offset the economic costs associated with lost rents and other charges, and the costs associated with releasing the space.
Other Assets
     Other assets at March 31, 2009 and December 31, 2008 are comprised of the following:

	Mar 31,	Dec 31,
	2009	2008

Prepaid expenses	$4,607,000	$4,643,000
Deposits	1,856,000	2,795,000
Other	3,388,000	1,965,000

	$9,851,000	$9,403,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
Deferred Charges, Net
     Deferred charges at March 31, 2009 and December 31, 2008 are net of accumulated amortization and are comprised of the following:

	Mar 31,	Dec 31,
	2009	2008

Lease origination costs (i)	$20,076,000	$19,464,000
Financing costs (ii)	10,629,000	11,168,000
Other	2,272,000	2,495,000

	$32,977,000	$33,127,000

(i)	Lease origination costs include the amortized balance of intangible lease assets resulting from purchase accounting allocations of $13,440,000 and $13,091,000, respectively.

(ii)	Financing costs are incurred in connection with the Company’s credit facilities and other long-term debt.
     Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $1,616,000 and $1,304,000 for the three months ended March 31, 2009 and 2008, respectively.
Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. Management believes that it has the ability to take the appropriate actions so that the suspension of the Company’s common stock/OP Unit dividends will not affect the Company’s REIT status for 2009.
Derivative Financial Instruments
     The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. As of March 31, 2009, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of March 31, 2009, if a counterparty were to default,

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
the Company would receive a net interest benefit. At March 31, 2009, the Company had $41.5 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.8% per annum. At that date, the Company had accrued liabilities (included in accounts payable and accrued expenses on the consolidated balance sheet) for (i) $4.0 million relating to the fair value of interest rate swaps applicable to existing mortgage loans payable of $41.5 million, and (ii) $5.6 million relating to an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania, bearing an effective date of June 1, 2010, termination date of June 1, 2020, and a fixed rate of 5.56%. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate. Total other comprehensive income was $6,588,000 and $4,886,000 for the three months ended March 31, 2009 and 2008, respectively. The total amount charged (credited) to operations was $(24,000) and $0 for the three months ended March 31, 2009 and 2008, respectively. Currently, all of the Company’s derivative instruments are designated as effective hedging instruments.
     The following is a summary of the derivative financial instruments held by the Company at March 31, 2009 and December 31, 2008:

			Notional values			Balance	Fair value
Designation/			Mar 31,	Dec 31,	Expiration	sheet	Mar 31,	Dec 31,
Cash flow	Derivative	Count	2009	2008	dates	location	2009	2008
Qualifying	Interest rate swaps	9	$69,910,000	$61,796,000	2010 - 2020	Accounts payable and accrued expenses	$9,623,000	$10,590,000

     These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt, and amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
     The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and the consolidated statement of equity for the three months ended March 31, 2009 and 2008:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

	Amount of gain (loss)		Amount of gain (loss)
	recognized in other		recognized in
	comprehensive loss		interest expense
	(effective portion)		(ineffective portion)
	Three months ended Mar 31,		Three months ended Mar 31,
Derivative	2009	2008	2009	2008

Interest rate swaps	$918,000	$(193,000)	$24,000	$—

Earnings Per Share
     In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period (including restricted shares and shares held by Rabbi Trusts). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock; such additional dilutive shares were insignificant for the three months ended March 31, 2009 and 2008, respectively.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
     In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2009 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. In January 2008 and June 2008, the Company issued 53,000 shares and 7,000 shares of common stock, respectively, as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2010 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the January 2008 performance-based shares to be $6.05 per share, compared to a market price at the date of grant of $10.07 per share; similar methodology determined the value of the June 2008 performance-based shares to be $10.31 per share, compared to a market price at the date of grant of $12.13 per share. In January 2009, the Company issued 218,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2011 is equal to, or greater than, a blended measure of (i) an average of 6% return per year on the Company’s common stock with (ii) the median return per year of the Company’s peer group. The independent appraisal determined the value of the performance-based shares to be $5.96 per share, compared to a market price at the date of grant of $7.02 per share.
     Additional restricted shares issued during the three months ended March 31, 2009 and 2008 were time-based grants, and amounted to 376,000 shares and 166,000 shares, respectively. The value of all grants is being amortized on a straight-line basis over the respective vesting periods adjusted, as applicable, for fluctuations in the market value of the Company’s common stock, in accordance with the provisions of EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock in the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14. The following table sets forth certain stock-based compensation information for the three months ended March 31, 2009 and 2008, respectively:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

	Three months ended Mar 31,
	2009	2008
Restricted share grants	594,000	219,000
Average per-share grant price	$4.91	$9.11
Recorded as deferred compensation, net	$2,917,000	$2,001,000

Charged to operations:
Amortization relating to stock-based compensation	$699,000	$588,000
Adjustments to reflect changes in market price of Company’s common stock	(1,635,000)	146,000

Total charged to operations	$(936,000)	$734,000

Non-vested shares:
Non-vested, beginning of period	508,000	380,000
Grants	594,000	219,000
Vested during period	—	—
Forfeitures	—	—

Non-vested, end of period	1,102,000	599,000

Average value of non-vested shares (based on grant price)	$8.30	$12.58

Value of shares vested during the period (based on grant price)	$—	$—

     At March 31, 2009, 1,530,000 shares remained available for grants pursuant to the Incentive Plan, and $4,992,000 remained as deferred compensation, to be amortized over various periods ending in January 2012.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
Supplemental consolidated statement of cash flows information

	Three months ended Mar 31,
	2009	2008
Supplemental disclosure of cash activities:
Interest paid	$12,059,000	$12,278,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	2,917,000	2,001,000
Issuance of non-interest-bearing purchase money mortgage (a)	—	(13,851,000)
Assumption of mortgage loans payable	(54,565,000)	—
Conversion of OP Units into common stock	—	41,000
Purchase accounting allocations:
Intangible lease assets	7,174,000	1,832,000
Intangible lease liabilities	(3,265,000)	(43,000)
Net valuation (increase) in assumed mortgage loan payable (b)	(1,649,000)	—
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	967,000	(358,000)
Accrued real estate improvement costs	(629,000)	(3,052,000)
Accrued construction escrows	1,028,000	16,000
Accrued financing costs and other	(22,000)	(48,000)
Capitalization of deferred financing costs	264,000	111,000

(a)	A $14,575,000 non-interest-bearing mortgage was issued in connection with a purchase of land, and was valued at a net amount of $13,851,000. This reflected a valuation decrease of $724,000 to a market rate of 9.25% per annum

(b)	The net valuation (increase) in an assumed mortgage loan payable resulted from adjusting the contract rate of interest (4.9% per annum) to a market rate of interest (6.1% per annum).
Fair Value Measurements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS 157 was effective for financial assets and liabilities on January 1, 2008. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157”, which delayed the effective date of SFAS No. 157 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008. The adoption of FSP 157-2 did not have a material effect on the consolidated financial statements. These standards did not materially affect how the Company determines fair value, but resulted in certain additional disclosures. SFAS 157 establishes a fair

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:
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
     The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Financial assets and liabilities measured at fair value in the consolidated financial statements consist of interest rate swaps. The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of March 31, 2009, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs” pursuant to SFAS 157. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.
     The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable and accrued expenses approximate fair value. The valuation of the liability for the Company’s interest rate swaps ($9,623,000 at March 31, 2009), was determined to be a Level 2 within the valuation hierarchy established by SFAS 157, and was based on independent values provided by financial institutions.
Recently-Issued Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141”, which applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141(R) (i) establishes the acquisition-

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquiror to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) became effective for fiscal years beginning after December 15, 2008 and early adoption was not permitted. The principal impact of the adoption of SFAS No. 141(R) on the Company’s financial statements is that the Company has expensed most transaction costs relating to its acquisition activities ($259,000 for the three months ended March 31, 2009, net of non controlling interests’ share).
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 clarifies that a noncontrolling interest in a subsidiary (minority interests or certain limited partners’ interest, in the case of the Company), subject to the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities”, is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent company to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent company to attribute to noncontrolling interests their share of losses, if appropriate, even if such attribution results in a deficit balance applicable to the noncontrolling interests within the parent company’s equity accounts. SFAS 160 became effective for fiscal years beginning after December 15, 2008, requires retroactive application of the presentation and disclosure requirements for all periods presented, and early adoption was not permitted. The Company has reclassified, for all periods presented, the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate (certain non-controlling interests of the Company will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP Units (“Mezz OP Units”) do not meet the requirements for equity classification under EITF D-98). The Company will adjust the carrying value of the Mezz OP Units each period to equal the greater of its historical carrying value or its redemption value as prescribed by EITF D-98. As of March 31, 2009, there were no adjustments recorded to the carrying amounts of the Mezz OP Units.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”. SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Among other requirements, entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 became effective for the Company on January 1, 2009 and, other than the enhanced disclosure requirements, did not have a material effect on the Company’s consolidated financial statements.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. FSP EITF 03-6-1 became effective on January 1, 2009; its adoption had no impact on the Company as unvested restricted stock awards are included in the computations of both basic and diluted earnings per share.
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which expands the fair value disclosure requirements of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to include interim periods, and amends APB Opinion No. 28, “Interim Financial Reporting”, to require these disclosures in summarized financial information in interim reporting periods. The FSP is effective for interim periods ending after June 15, 2009, with early adoption permitted under certain circumstances. The adoption of the FSP is not expected to have a material effect on the Company’s financial statements.
Note 3. Real Estate
     The following are the significant real estate transactions that occurred during the three months ended March 31, 2009:
Joint Venture Activities
     On January 30, 2009, a newly-formed 40% Company-owned joint venture acquired the New London Mall in New London, Connecticut, an approximate 259,000 sq. ft. supermarket-anchored shopping center, for a purchase price of approximately $40.7 million. The purchase price included the assumption of an existing $27.4 million first mortgage bearing interest at 4.9% per annum and maturing in 2015. The total joint venture partnership contribution was approximately $14.0 million, of which the Company’s 40% share ($5.6 million) was funded from its secured revolving stabilized property credit facility. The Company is the sole managing partner of the venture and receives certain acquisition, property management, construction management and leasing fees. In addition, the Company will be entitled to a “promote” fee structure, pursuant to which its profits participation would be increased to 44% if the venture reaches certain income targets. The Company’s joint venture partners are affiliates of Prime Commercial Properties PLC (“PCP”), a London-based real estate/development company.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
     On February 10, 2009, a second newly-formed (also with affiliates of PCP) 40% Company-owned joint venture acquired San Souci Plaza in California, Maryland, an approximate 264,000 sq. ft. supermarket-anchored shopping center, for a purchase price of approximately $31.8 million. The purchase price included the assumption of an existing $27.2 million first mortgage bearing interest at 6.2% per annum and maturing in 2016. The total joint venture partnership contribution was approximately $5.8 million, of which the Company’s 40% share ($2.3 million) was funded from its secured revolving stabilized property credit facility. The Company is the sole managing partner of the venture and receives certain acquisition, property management, construction management and leasing fees. In addition, the Company will be entitled to a “promote” fee structure, pursuant to which its profits participation would be increased to 44% if the venture reaches certain income targets.
     With respect to the Company’s 20% joint-venture interest in nine properties, in partnership with affiliates of Homburg Invest Inc., the terms of the partnership agreements provide for buy/sell agreements of equity interests which can be exercised by either party after June 30, 2009. The buy/sell agreements allow for either partner to provide notice that it intends to purchase the non-initiating partner’s interest at a specific price. The non-initiating party may either accept that offer or instead may reject that offer and become the purchaser at the initially offered price.
Real Estate Pledged
     At March 31, 2009 and December 31, 2008, respectively, a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the revolving credit facilities.
Pro Forma Financial Information (unaudited)
     During the period January 1, 2008 through March 31, 2009, the Company acquired six shopping and convenience centers aggregating approximately 790,000 sq. ft. of GLA, purchased the joint venture minority interests in four properties, and purchased approximately 182 acres of land for expansion and/or future development, for a total cost of approximately $189.0 million. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three months ended March 31, 2009 and 2008, respectively, as if all of these property acquisitions were completed as of January 1, 2008. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2008, nor does it purport to predict the results of operations for future periods.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)

	Three months ended Mar 31,
	2009	2008

Revenues	$47,662,000	$46,609,000

Net income attributable to common shareholders	$4,004,000	$3,129,000

Per common share (basic and diluted)	$0.09	$0.07

Weighted average number of common shares outstanding	44,880,000	44,458,000

Note 4. Mortgage Loans Payable and Secured Revolving Credit Facilities
     Secured debt is comprised of the following at March 31, 2009 and December 31, 2008:

	At March 31, 2009			At December 31, 2008
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages	$700,198,000	5.8%	4.8% - 8.5%	$655,681,000	5.8%	4.8% - 8.5%
Variable-rate mortgages	58,181,000	3.9%	2.5% - 5.9%	53,302,000	4.4%	2.5% - 5.9%

Total property-specific mortgages	758,379,000	5.6%		708,983,000	5.7%
Stabilized property credit facility	276,035,000	1.8%		250,190,000	2.7%
Development property credit facility	60,890,000	2.8%		54,300,000	3.4%

	$1,095,304,000	4.5%		$1,013,473,000	4.8%

Mortgage loans payable
     During the three months ended March 31, 2009, the Company assumed $52.9 million of fixed-rate mortgage loans payable in connection with acquisitions, bearing interest at rates of 6.1% and 6.2% per annum, with an average of 6.2% per annum. These principal amounts and rates of interest represent the fair values at the respective dates of acquisition. The stated contract amounts were $54.6 million at the respective dates of acquisition, bearing interest at rates of 4.9% and 6.2% per annum, with an average of 5.5% per annum.
     In addition, the Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has guaranteed and pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. This facility will expire in September 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $37.2 million at March 31, 2009, and such borrowings bore interest at a rate of 2.8% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
spread of 225 bps, or the agent bank’s prime rate. As of March 31, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
Secured Revolving Stabilized Property Credit Facility
     The Company has a $300 million secured revolving stabilized property credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral, and will expire on January 30, 2010. Borrowings outstanding under the facility aggregated $276.0 million at March 31, 2009, and such borrowings bore interest at an average rate of 1.8% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a bps spread depending upon the Company’s leverage ratio, as defined, measured quarterly. The LIBOR spread ranges from 110 to 145 bps (the spread as of March 31, 2009 was 125 bps, which will remain in effect through June 30, 2009). The prime rate spread ranges from 0 to 50 bps (the spread as of March 31, 2009 was 0 bps, which will remain in effect through June 30, 2009). The facility also requires an unused portion fee of 15 bps.
     The secured revolving stabilized property credit facility has been used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of March 31, 2009, the Company was permitted to draw up to approximately $277.1 million, of which approximately $1.1 million remained available as of that date. The Company is in the process of pledging additional collateral under this facility which will increase the availability thereunder by approximately $20.2 million. As of March 31, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the stabilized property credit facility.
Secured Revolving Development Property Credit Facility
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2009
(unaudited)
bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been and is expected to be further used to fund in part the Company’s and certain joint ventures’ development activities in 2009 and subsequent years. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $60.9 million at March 31, 2009, and such borrowings bore interest at a rate of 2.8% per annum. Based on covenant measurements and collateral in place as of March 31, 2009, the Company was permitted to draw an additional $69.6 million, which will become available as approved project costs are incurred. As of March 31, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.
Note 5. Subsequent Events
     On April 23, 2009, the Company sold its 6,000 sq. ft. McDonalds/Waffle House property, located in Medina, Ohio, for a sales price of $1.3 million; the Company realized a net gain on the transaction of approximately $250,000. This property met the “held for sale” criteria subsequent to March 31, 2009, and the Company will report the carrying amounts and results of operations for this property as “held for sale” and “discontinued operations” for all periods presented, effective with the quarterly period ending June 30, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
     The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominantly in coastal mid-Atlantic and New England states. At March 31, 2009, the Company had a portfolio of 123 operating properties totaling approximately 12.7 million square feet of gross leasable area (“GLA”), including 110 wholly-owned properties comprising approximately 11.0 million square feet and 13 properties owned in joint venture comprising approximately 1.7 million square feet. The entire 123 property portfolio was approximately 92% leased at March 31, 2009; the 115 property “stabilized” portfolio (including properties wholly-owned and in joint venture) was approximately 95% leased at that date. The Company also owned 398 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At March 31, 2009, the Company owned 95.7% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
     The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on supermarket-anchored community shopping centers and drug store-anchored convenience centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities"-based properties should provide relatively stable revenue flows even during difficult economic times. In April 2009, the Company’s Board of Directors determined to suspend payment of dividends for the balance of 2009 (the quarterly dividend paid in February had already been reduced by one-half). The savings over the remainder of 2009 will be approximately $31.8 million. This decision was in response to the current state of the economy, the difficult retail environment and the constrained capital markets.
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
     The Company has identified the following critical accounting policies, the application of which requires significant judgments and estimates:
Revenue Recognition
     Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over base rents under applicable lease provisions is included in straight-line rents receivable on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred; such income is recognized in the periods earned. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified targets are met.
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income, whereas a lower bad debt allowance would result in higher net income.
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
     The Company applies SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”, in valuing real estate acquisitions. In connection therewith, the fair value of real estate acquired is allocated to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of such assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, such as real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. The principal impact on the Company’s financial statements of the adoption of SFAS No. 141R, “Business Combinations — a replacement of FASB Statement No. 141”, which became effective January 1, 2009, is that the Company has expensed most transaction costs relating to its acquisition activities.
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
Results of Operations
     Differences in results of operations between the three months ended March 31, 2009 and 2008, respectively, were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the period January 1, 2008 through March 31, 2009, the Company acquired six shopping and convenience centers aggregating approximately 790,000 sq. ft. of GLA, purchased the joint venture minority interests in four properties, and acquired approximately 182 acres of land for development, expansion and/or future development, for a total cost of approximately $189.0 million. In addition, the Company placed into service one ground-up development having an aggregate cost of approximately $2.7 million. Net income was $5.8 million and $5.9 million, respectively, for the three months ended March 31, 2009 and 2008.

   Comparison of the three months ended March 31, 2009 to the three months ended March 31, 2008

						Properties
	Three months ended Mar 31,			Percentage	Acquisitions	held in
	2009	2008	Increase	change	and other (ii)	both periods

Total revenues	$46,895,000	$43,635,000	$3,260,000	7%	$2,408,000	$852,000
Property operating expenses	14,672,000	12,911,000	1,761,000	14%	(87,000)	1,848,000
Depreciation and amortization	12,400,000	11,529,000	871,000	8%	1,148,000	(277,000)
General and administrative	2,964,000	2,191,000	773,000	35%	n/a	n/a
Non-operating income and expense, net (i)	11,080,000	11,076,000	4,000	0%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), equity in income of an unconsolidated joint venture, and gain on sale of a land parcel.

(ii)	Includes principally the results of properties acquired after January 1, 2008. Amounts also include (a) unallocated property and construction management compensation and benefits (including stock-based compensation), and (b) results of a property in Wyoming, Michigan that was demolished in the second quarter of 2008 as part of the redevelopment plans for the property.
     Properties held in both periods. The Company held 117 properties throughout the three months ended March 31, 2009 and 2008.
     Total revenues increased primarily as a result (i) an increase in tenant recoveries ($1,170,000), primarily due to an increase in billable property operating expenses, and (ii) an increase in base rent, primarily related to step-ups in tenants’ base rent ($72,000). This was offset in part by (iii) a decrease in straight-line rental income due to the aforementioned base rent increases and early termination of certain leases ($152,000), (iv) a decrease in amortization of intangible lease liabilities from expiring leases in the ordinary course ($92,000), and (v) a decrease in percentage rent due to lower tenant sales ($164,000).
     Property operating expenses increased as a result of (i) an increase in real estate and other property-related taxes resulting from reassessments of properties previously acquired and certain completed development and redevelopment activities ($423,000), (ii) an increase in the provision for doubtful accounts primarily due to a higher collection rate in 2008 as compared to 2009 ($437,000), (iii) an increase in snow removal costs ($887,000), and (iv) an increase in other operating expenses ($101,000).
     General and administrative expenses increased primarily as a result of (i) the write-off of transaction costs in accordance with SFAS No. 141(R) and the costs associated with a cancelled acquisition ($1,527,000), and (ii) higher professional and other expenses ($180,000). This was offset in part by net amounts charged/credited to general and administrative expenses primarily relating to mark-to-market gains applicable to stock-based compensation ($934,000).
     Non-operating income and expenses, net, increased primarily as a result of (i) increased interest costs from borrowings related to acquisitions of property and a joint venture partner’s interest ($1,081,000), (ii) higher amortization of deferred financing costs related to the Company’s lines of credit ($395,000), and (iii) lower interest income as a result of lower cash balances ($144,000). This was offset in part by (iv) decreased interest costs primarily from lower prevailing interest rates applicable to the Company’s variable rate debt ($1,268,000), (v) an increase in the equity in income from unconsolidated joint venture ($109,000), and (vi) a gain on sale of a land parcel ($239,000).
Liquidity and Capital Resources
     The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, collateralization of certain interest rate swap obligations, preferred and common dividend distributions, and distributions to minority interest partners, primarily from operating cash flows. The Company has also used its secured revolving stabilized property credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with its credit facilities and construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and the sale of properties or interests therein (including joint venture arrangements).
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
     In April 2009, the Company’s Board of Directors determined to suspend payment of dividends on the Company’s common stock/OP Units for the balance of 2009 (the quarterly dividend paid in February had already been reduced by one-half). The savings over the remainder of 2009 will be approximately $31.8 million. This decision was in response to the current state of the economy, the difficult retail environment and the constrained capital markets. Management does not expect that it will be required to make any significant common stock/OP Unit cash distributions in 2010 to maintain the Company’s REIT status for 2009.
     The Company has a $300 million secured revolving stabilized property credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral, and will expire on January 30, 2010. Borrowings outstanding under the facility aggregated $276.0 million at March 31, 2009, and such borrowings bore interest at an average rate of 1.8% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a basis points (“bps”) spread depending upon the Company’s leverage ratio, as defined, measured quarterly. The LIBOR spread ranges from 110 to 145 bps (the spread as of March 31, 2009 was 125 bps, which will remain in effect through June 30, 2009). The prime rate spread ranges from 0 to 50 bps (the spread as of March 31, 2009 was 0 bps, which will remain in effect through June 30, 2009). The facility also requires an unused portion fee of 15 bps. The credit facility has been used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. As of March 31, 2009, based on covenant measurements and collateral in place, the Company was permitted to draw up to approximately $277.1 million, of which approximately $1.1 million remained available as of that date. The Company is in the process of pledging additional collateral under this facility which will increase the availability thereunder by approximately $20.2 million. As of March 31, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.
     With respect to the Company’s $300 million secured revolving stabilized property credit facility, the Company intends to enter into a similarly structured credit facility by January 30, 2010, the maturity date of the existing facility. In the event the Company is unable to arrange a new facility or to further extend the existing facility on terms generally acceptable to the Company and that will provide for sufficient availability and covenant compliance, or if members of the borrowing syndicate should not continue to participate in the facility at the same or reduced levels, or if additional commitments cannot be obtained from existing members or potential additional members of such syndicate, the Company may not be able to arrange alternate financing or to arrange such financing at borrowing rates and other terms which would be acceptable to the Company.
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development and redevelopment projects as collateral for borrowings to be made thereunder. This facility is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $60.9 million at March 31, 2009 and bore interest at a rate of 2.8% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. The facility also requires an unused portion fee of 15 bps. As of March 31, 2009, based on covenant measurements and collateral in place, the Company was permitted to draw up to an additional $69.6 million, which will become available as approved project costs are incurred. As of March 31, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility, which are similar to those contained in the secured revolving stabilized property credit facility. The Company plans to add additional properties to the collateral pool of this facility as their respective stages of development permit, with the intent of making a substantial portion of the facility available.

     The Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. This facility will expire in September 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $37.2 million at March 31, 2009 and bore interest at a rate of 2.8% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. As of March 31, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
     Mortgage loans payable at March 31, 2009 consisted of fixed-rate notes totaling $700.2 million (with a weighted average interest rate of 5.8%) and variable-rate debt totaling $395.1 million, consisting principally of advances outstanding under the Company’s variable-rate credit facilities (with a weighted average interest rate of 2.3%). Total mortgage loans payable have an overall weighted average interest rate of 4.5% and mature at various dates through 2029. The Company has no debt balloon payment due during the balance of 2009, and has approximately $6.2 million of scheduled debt principal amortization payments during the balance of 2009.
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserve was established, and is not available to fund other property-level or Company-level obligations.
Net Cash Flows
Operating Activities
     Net cash flows provided by operating activities amounted to $9.1 million and $12.6 million for the three months ended March 31, 2009 and 2008, respectively. Net cash flows for the 2009 period reflect reductions of $1.5 million for payment of transaction costs (including an amount that would have been treated as an investing activity prior to the adoption of SFAS 141(R)), and $3.7 million reflecting the timing of payments of accounts payable and accrued expenses and a largely seasonal build-up of billed receivables.
Investing Activities
     Net cash flows used in investing activities were $36.4 million and $48.5 million for the three months ended March 31, 2009 and 2008, respectively, and were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the three months ended March 31, 2009, the Company acquired two shopping centers and incurred expenditures for property improvements, an aggregate of $35.7 million. The Company also made a $350,000 additional investment in its unconsolidated joint venture. During the three months ended March 31, 2008, the Company acquired four shopping and convenience centers, acquired land for development, expansion and/or future development and incurred expenditures for property improvements, an aggregate of $30.0 million. The Company also purchased the joint venture minority interests in four properties for $17.5 million.

Financing Activities
     Net cash flows provided by financing activities were $33.4 million and $30.1 million for the three months ended March 31, 2009 and 2008, respectively. During the first three months of 2009, the Company received net advance proceeds of $32.4 million from its revolving credit facilities, $11.8 million in contributions from noncontrolling interests (minority interest partners), and $8.0 million in proceeds from its property-specific construction facility, offset by repayment of mortgage obligations of $11.5 million, preferred and common stock dividend distributions of $7.0 million, distributions to noncontrolling interests (limited partners) of $0.2 million, and the payment of financing costs of $0.1 million. During the first three months of 2008, the Company received net advance proceeds of $36.3 million from its revolving credit facility, $27.5 million in proceeds from mortgage financings, a $4.0 million contribution from noncontrolling interests (a minority interest partner), and a refund of deferred financing costs of $0.2 million, offset by repayment of mortgage obligations of $25.1 million, preferred and common stock dividend distributions of $12.0 million, and distributions to noncontrolling interests (minority and limited partner interests) of $0.8 million.
Funds From Operations
     Funds From Operations (“FFO”) is a widely-recognized non-GAAP financial measure for REITs that the Company believes, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. The Company presents FFO because the Company considers it an important supplemental measure of its operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Among other things, the Company uses FFO or an adjusted FFO-based measure (i) as a criterion to determine performance-based bonuses for members of senior management, (ii) in performance comparisons with other shopping center REITs, and (iii) to measure compliance with certain financial covenants under the terms of the Company’s secured revolving credit facilities.
     The Company computes FFO in accordance with the “White Paper” on FFO published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income attributable to common shareholders (determined in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis).
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income attributable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three months ended March 31, 2009 and 2008:

	Three months ended Mar 31,
	2009	2008

Net income attributable to the Company’s common shareholders	$3,999,000	$3,112,000
Add (deduct):
Real estate depreciation and amortization	12,391,000	11,461,000
Noncontrolling interests:
Limited partners’ interest	180,000	143,000
Minority interests in consolidated joint ventures	(354,000)	706,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(832,000)	(1,781,000)
Equity in income of unconsolidated joint venture	(259,000)	(150,000)
FFO from unconsolidated joint venture	359,000	226,000

Funds From Operations	$15,484,000	$13,717,000

FFO per common share (assuming conversion of OP Units):
Basic	$0.33	$0.30

Diluted	$0.33	$0.30

Weighted average number of common shares:
Shares used in determination of basic earnings per share	44,880,000	44,458,000
Additional shares assuming conversion of OP Units (basic)	2,017,000	2,030,000

Shares used in determination of basic FFO per share	46,897,000	46,488,000

Shares used in determination of diluted earnings per share	44,880,000	44,459,000
Additional shares assuming conversion of OP Units (diluted)	2,017,000	2,030,000

Shares used in determination of diluted FFO per share	46,897,000	46,489,000

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
     The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures, development/redevelopment activities, and acquisitions, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At March 31, 2009, the Company had approximately $41.5 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.8% per annum. In addition, the Company had an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania.
     At March 31, 2009, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $700.2 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $395.1 million of variable-rate debt (including $336.9 million in advances under the Company’s revolving credit facilities) was 2.3%. The secured revolving stabilized property credit facility matures in January 2010 and the secured revolving development property credit facility matures in June 2011, subject to a one-year extension option.
     At March 31, 2009, the Company had accrued liabilities (included in accounts payable and accrued expenses on the consolidated balance sheet) for (i) $4.0 million relating to the fair value of interest rate swaps applicable to existing mortgage loans payable of $41.5 million, and (ii) $5.6 million relating to an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania, bearing an effective date of June 1, 2010, termination date of June 1, 2020, and a fixed rate of 5.56%.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of March 31, 2009, and have determined that such disclosure controls and procedures are effective.

     During the three months ended March 31, 2009, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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
May 8, 2009