Form 10-Q
period 2009-06-30
CEDAR SHOPPING CENTERS INC
filed 2009-08-05
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 31, 2009, there were 45,064,243 shares of Common Stock, $0.06 par value, outstanding.

CEDAR SHOPPING CENTERS, INC.

Forward-Looking Statements
     Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s beliefs, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, expectations or intentions, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such differences include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants (including an inability to pay rent, filing for bankruptcy protection, closing stores and/or vacating the premises); the continuing availability of acquisition, development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital (including the availability of construction financing) in the public and private markets; the availability of suitable joint venture partners and potential purchasers of the Company’s properties if offered for sale; changes in interest rates; the fact that returns from acquisition, development and redevelopment activities may not be at expected levels or at expected times; risks inherent in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, changes in governmental regulations relating thereto, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration or termination of current leases and incur applicable required replacement costs; and the financial flexibility to repay or refinance debt obligations when due and to fund tenant improvements and capital expenditures.

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Real estate:
Land	$394,229,000	$378,704,000
Buildings and improvements	1,500,972,000	1,400,508,000

	1,895,201,000	1,779,212,000
Less accumulated depreciation	(169,837,000)	(146,804,000)

Real estate, net	1,725,364,000	1,632,408,000

Real estate held for sale	3,847,000	4,920,000
Investment in unconsolidated joint venture	5,352,000	4,976,000

Cash and cash equivalents	15,711,000	8,231,000
Restricted cash	15,643,000	14,004,000
Rents and other receivables, net	7,176,000	5,818,000
Straight-line rents receivable	15,456,000	14,297,000
Other assets	5,892,000	9,403,000
Deferred charges, net	33,241,000	33,071,000

Total assets	$1,827,682,000	$1,727,128,000

Liabilities and equity
Mortgage loans payable	$792,611,000	$708,983,000
Secured revolving credit facilities	320,925,000	304,490,000
Accounts payable and accrued expenses	36,588,000	46,548,000
Unamortized intangible lease liabilities	57,979,000	61,384,000

Total liabilities	1,208,103,000	1,121,405,000

Limited partners’ interest in Operating Partnership	14,368,000	14,271,000

Commitments and contingencies	—	—

Equity:
Cedar Shopping Centers, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 45,062,000 and 44,468,000 shares, respectively, issued and outstanding)	2,704,000	2,668,000
Treasury stock (983,000 and 713,000 shares, respectively, at cost)	(9,784,000)	(9,175,000)
Additional paid-in capital	577,778,000	576,083,000
Cumulative distributions in excess of net income	(128,406,000)	(127,043,000)
Accumulated other comprehensive loss	(3,426,000)	(7,256,000)

Total Cedar Shopping Centers, Inc. shareholders’ equity	527,616,000	524,027,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	68,256,000	58,150,000
Limited partners’ interest in Operating Partnership	9,339,000	9,275,000

Total noncontrolling interests	77,595,000	67,425,000

Total equity	605,211,000	591,452,000

Total liabilities and equity	$1,827,682,000	$1,727,128,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Revenues:
Rents	$36,482,000	$34,593,000	$72,481,000	$68,913,000
Expense recoveries	8,253,000	8,066,000	18,785,000	17,072,000
Other	41,000	175,000	303,000	382,000

Total revenues	44,776,000	42,834,000	91,569,000	86,367,000

Expenses:
Operating, maintenance and management	7,772,000	7,111,000	17,063,000	15,313,000
Real estate and other property-related taxes	5,419,000	4,737,000	10,767,000	9,405,000
General and administrative	2,853,000	2,323,000	4,292,000	4,514,000
Terminated projects and acquisition transaction costs	2,423,000	—	3,948,000	—
Depreciation and amortization	12,650,000	13,994,000	25,035,000	25,507,000

Total expenses	31,117,000	28,165,000	61,105,000	54,739,000

Operating income	13,659,000	14,669,000	30,464,000	31,628,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(12,117,000)	(11,279,000)	(23,709,000)	(22,663,000)
Interest income	4,000	77,000	18,000	235,000
Equity in income of unconsolidated joint venture	283,000	222,000	542,000	372,000
Gain on sale of land parcel	(3,000)	—	236,000	—

Total non-operating income and expense	(11,833,000)	(10,980,000)	(22,913,000)	(22,056,000)

Income before discontinued operations	1,826,000	3,689,000	7,551,000	9,572,000

(Loss) income from discontinued operations	(139,000)	44,000	(85,000)	89,000
Gain on sale of discontinued operations	277,000	—	277,000	—

Total discontinued operations	138,000	44,000	192,000	89,000

Net income	1,964,000	3,733,000	7,743,000	9,661,000

Less, net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(309,000)	(482,000)	45,000	(1,188,000)
Limited partners’ interest in Operating Partnership	13,000	(56,000)	(167,000)	(199,000)

Total net (income) loss attributable to noncontrolling interests	(296,000)	(538,000)	(122,000)	(1,387,000)

Net income attributable to Cedar Shopping Centers, Inc.	1,668,000	3,195,000	7,621,000	8,274,000

Preferred distribution requirements	(1,984,000)	(1,971,000)	(3,938,000)	(3,938,000)

Net (loss) income attributable to common shareholders	$(316,000)	$1,224,000	$3,683,000	$4,336,000

Per common share (basic and diluted) attributable to common shareholders:
Continuing operations	$(0.01)	$0.03	$0.08	$0.10
Discontinued operations	—	—	—	—

	$(0.01)	$0.03	$0.08	$0.10

Amounts attributable to Cedar Shopping Centers, Inc. common shareholders, net of limited partners’ interest:
Income from continuing operations	$(447,000)	$1,182,000	$3,499,000	$4,251,000
Income from discontinued operations	(134,000)	42,000	(81,000)	85,000
Gain on sale of discontinued operations	265,000	—	265,000	—

Net (loss) income	$(316,000)	$1,224,000	$3,683,000	$4,336,000

Dividends to common shareholders	$—	$10,003,000	$5,046,000	$20,007,000

Per common share	$—	$0.2250	$0.1125	$0.4500

Weighted average number of common shares outstanding	45,062,000	44,464,000	44,971,000	44,461,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Equity
Six months ended June 30, 2009
(unaudited)

	Cedar Shopping Centers, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss) income	Total

Balance, December 31, 2008	3,550,000	$88,750,000	44,468,000	$2,668,000	$(9,175,000)	$576,083,000	$(127,043,000)	$(7,256,000)	$524,027,000

Net income							7,621,000		7,621,000
Unrealized gain on change in fair value of cash flow hedges								3,830,000	3,830,000

Total other comprehensive income									11,451,000

Deferred compensation activity, net			594,000	36,000	(609,000)	1,741,000			1,168,000
Preferred distribution requirements							(3,938,000)		(3,938,000)
Distributions to common shareholders/ noncontrolling interests							(5,046,000)		(5,046,000)
Reallocation adjustment of limited partners’ interest						(46,000)			(46,000)
Contributions, net, from minority interest partners

Balance, June 30, 2009	3,550,000	88,750,000	$45,062,000	$2,704,000	$(9,784,000)	$577,778,000	$(128,406,000)	$(3,426,000)	$527,616,000

     (continued)

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity

Balance, December 31, 2008	$58,150,000	$9,275,000	$67,425,000	$591,452,000

Net income	(45,000)	65,000	20,000	7,641,000
Unrealized gain on change in fair value of cash flow hedges	—	70,000	70,000	3,900,000

Total other comprehensive income	(45,000)	135,000	90,000	11,541,000

Deferred compensation activity, net	—	—	—	1,168,000
Preferred distribution requirements	—	—	—	(3,938,000)
Distributions to common shareholders/ noncontrolling interests	(2,061,000)	(89,000)	(2,150,000)	(7,196,000)
Reallocation adjustment of limited partners’ interest	—	18,000	18,000	(28,000)
Contributions, net, from minority interest partners	12,212,000	—	12,212,000	12,212,000

Balance, June 30, 2009	$68,256,000	$9,339,000	$77,595,000	$605,211,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flow from operating activities:
Net income	$7,743,000	$9,661,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Equity in income of unconsolidated joint venture	(542,000)	(372,000)
Distributions from unconsolidated joint venture	516,000	434,000
Terminated projects and acquisition transaction costs	2,588,000	—
Gain on sales of real estate	(513,000)	—
Straight-line rents receivable	(1,176,000)	(1,481,000)
Depreciation and amortization	25,051,000	25,536,000
Amortization of intangible lease liabilities	(6,670,000)	(6,904,000)
Amortization/market price adjustments relating to stock-based compensation	346,000	1,341,000
Amortization of deferred financing costs	1,464,000	799,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(1,358,000)	720,000
Other	1,509,000	267,000
Accounts payable and accrued expenses	(3,946,000)	(1,142,000)

Net cash provided by operating activities	25,012,000	28,859,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(63,336,000)	(50,439,000)
Net proceeds on sales of real estate	1,480,000	—
Purchase of consolidated joint venture minority interests	—	(17,454,000)
Investment in unconsolidated joint venture	(350,000)	(1,094,000)
Construction escrows and other	(984,000)	(1,299,000)

Net cash (used in) investing activities	(63,190,000)	(70,286,000)

Cash flow from financing activities:
Net advances from revolving credit facilities	16,435,000	63,950,000
Proceeds from mortgage financings	44,231,000	27,562,000
Mortgage repayments	(13,519,000)	(40,058,000)
Net payments of deferred financing costs	(2,429,000)	(1,888,000)
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	12,212,000	4,269,000
Distributions to consolidated joint venture minority interests	(2,061,000)	(266,000)
Redemption of Operating Partnership Units	—	(122,000)
Distributions to limited partners	(227,000)	(913,000)
Preferred stock distributions	(3,938,000)	(3,938,000)
Distributions to common shareholders	(5,046,000)	(20,007,000)

Net cash provided by financing activities	45,658,000	28,589,000

Net increase (decrease) in cash and cash equivalents	7,480,000	(12,838,000)
Cash and cash equivalents at beginning of period	8,231,000	23,289,000

Cash and cash equivalents at end of period	$15,711,000	$10,451,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominately in coastal mid-Atlantic and New England states. At June 30, 2009, the Company owned 121 operating properties, aggregating approximately 12.7 million square feet of gross leasable area (“GLA”).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2009 and December 31, 2008, respectively, the Company owned a 95.7% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.3% at June 30, 2009 and December 31, 2008, respectively) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 2,017,000 OP Units outstanding at June 30, 2009 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.
     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. On January 30, 2009 and February 10, 2009, respectively, the Company entered into two joint ventures (with the same minority interest partner), in which it has 40% general partnership interests, for acquisitions on those dates of shopping centers in New London, Connecticut and California, Maryland. During the first quarter of 2009, the Company recorded a 50% minority interest in a completed single-tenant development project which had commenced operations during the fourth quarter of 2008.
     With respect to its 13 consolidated operating joint ventures, the Company has general partnership interests of 20% in nine properties, 40% in two properties, 50% in one property and 75% in one property. As (i) such entities are not variable-interest entities pursuant to the Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
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
     The Company’s three 60%-owned joint ventures for development projects in Limerick, Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be variable interest entities (“VIEs”) pursuant to FIN 46R and the Company is the primary income or loss beneficiary in each case. At June 30, 2009, these VIEs owned real estate with a carrying value of $115.0 million and had property specific mortgage loans payable of $51.5 million. In addition, one of the VIEs collateralizes the secured revolving development property credit facility to the extent of $6.9 million of the June 30, 2009 outstanding balance under that loan.
     The Company has deposits on land to be purchased for development of $905,000 at June 30, 2009 which are VIEs. The Company has not consolidated these VIEs as it is not the primary income or loss beneficiary in each case.
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
Note 2. Summary of Significant Accounting Policies
     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The consolidated financial statements reflect certain reclassifications of prior period amounts to conform to the 2009 presentation, principally the retrospective adoption of Statement of Financial Accounting Standard (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB 51” , the application of EITF D-98, “Classification and Measurement of Redeemable Securities” and the

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
application of SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” to reflect the discontinuance of certain operating properties to real estate held for sale. The reclassifications had no impact on previously-reported net income attributable to common shareholders or earnings per share.
Real Estate Investments and Discontinued Operations
     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.
     Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to reflect the sold properties’ operations as discontinued.
     Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $1,721,000 and $1,417,000 for the three months ended June 30, 2009 and 2008, respectively, and $3,258,000 and $2,595,000 for the six months ended June 30, 2009 and 2008, respectively. The Company’s capitalization policy on its development and redevelopment properties is guided by SFAS No. 34, “Capitalization of Interest Cost” and SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under construction. The Company considers a construction project to be substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity.
     SFAS 144 requires that management review each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Real estate investments held for sale are carried at the lower of their respective carrying amounts or estimated fair values, less costs to sell. Depreciation and amortization are suspended during the periods held for sale.
     During the six months ended June 30, 2009, the Company wrote-off costs incurred in prior years for (i) a potential development opportunity in Milford, Delaware that the Company determined would not go forward ($2,423,000) and (ii) costs incurred related to the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of $1,525,000).
     On April 23, 2009, the Company sold its 6,000 sq. ft. McDonalds/Waffle House property, located in Medina, Ohio, for a sales price of $1.3 million; the Company realized a net gain on the transaction of approximately $277,000. On July 2, 2009, the Company sold its 10,000 sq. ft. CVS property located in Westfield, New York for a sales price of $1.7 million and, as this property met the “held for sale” criteria pursuant to SFAS 144 as of June 30, 2009, the Company recorded an impairment charge on the transaction of approximately $170,000.
     In accordance with SFAS 144, the carrying values of the assets of these properties, principally the net book value of the real estate, have been classified as “held for sale” on the Company’s consolidated balance sheet at December 31, 2008. There were no related “held for sale” liabilities associated with the properties. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented in the consolidated statements of income. The following is a summary of the components of (loss) income from discontinued operations for the three and six months ended June 30, 2009 and 2008, respectively:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

	Three months ended Jun 30,		Six months ended Jun 30,
	2009	2008	2009	2008

Revenues:
Rents	$44,000	$59,000	$115,000	$119,000
Expense recoveries	14,000	22,000	45,000	64,000

Total revenues	58,000	81,000	160,000	183,000

Expenses:
Operating, maintenance and management	3,000	3,000	13,000	11,000
Impairment charge	170,000	—	170,000	—
Real estate and other property-related taxes	13,000	21,000	36,000	54,000
Depreciation and amortization	11,000	13,000	26,000	29,000

	197,000	37,000	245,000	94,000

(Loss) income from discontinued operations	$(139,000)	$44,000	$(85,000)	$89,000

Gain on sale of discontinued operations	$277,000	$—	$277,000	$—

     FIN 47, “Accounting for Conditional Asset Retirement Obligations”, provides clarification of the term “conditional asset retirement obligation” as used in SFAS No. 143, “Asset Retirement Obligations”, to be a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. FIN 47 requires that the Company record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three and six months ended June 30, 2009 and 2008, respectively.
Intangible Lease Asset/Liability
     SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangibles”, require that management allocate the fair value of real estate acquired to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
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
     With respect to the Company’s 2009 acquisitions, the fair values of in-place leases and other intangibles have been allocated to the intangible asset and liability accounts. Such allocations are preliminary and are based on information and estimates available as of the respective dates of acquisition. As final information becomes available and is refined, appropriate adjustments are made to the purchase price allocations, which are finalized within twelve months of the respective dates of acquisition. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $57,979,000 and $61,384,000 at June 30, 2009 and December 31, 2008, respectively.
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $3,254,000 and $3,504,000 for the three months ended June 30, 2009 and 2008, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $4,976,000 and $4,781,000 for the respective three-month periods. For the six months ended June 30, 2009 and 2008, (1) revenues were increased by $6,670,000 and $6,904,000, respectively, relating to the amortization of intangible lease liabilities, and (2) depreciation and amortization expense was increased correspondingly by $9,849,000 and $9,129,000 for the respective six-month periods.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days, and include cash at consolidated joint ventures of $2,850,000 and $1,897,000 at June 30, 2009 and December 31, 2008, respectively.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, is not available to fund other property-level or Company-level obligations, and amounted to $15,643,000 and $14,004,000 at June 30, 2009 and December 31, 2008, respectively.
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
     The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $4,320,000 and $2,966,000 at June 30, 2009 and December 31, 2008, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $971,000 and $535,000 for the three months ended June 30, 2009 and 2008, respectively, and $1,553,000 and $674,000 for the six months ended June 30, 2009 and 2008, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
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
Other Assets
     Other assets at June 30, 2009 and December 31, 2008 are comprised of the following:

	Jun 30,	Dec 31,
	2009	2008

Cumulative mark-to-market adjustments related to stock-based compensation	$2,787,000	$1,965,000
Prepaid expenses	2,119,000	4,643,000
Deposits	986,000	2,795,000

	$5,892,000	$9,403,000

Deferred Charges, Net
     Deferred charges at June 30, 2009 and December 31, 2008 are net of accumulated amortization and are comprised of the following:

	Jun 30,	Dec 31,
	2009	2008

Lease origination costs (i)	$19,544,000	$19,408,000
Financing costs (ii)	12,132,000	11,168,000
Other	1,565,000	2,495,000

	$33,241,000	$33,071,000

(i)	Lease origination costs include the amortized balance of intangible lease assets resulting from purchase accounting allocations of $12,750,000 and $13,037,000 as of June 30, 2009 and December 31, 2008, respectively.

(ii)	Financing costs are incurred in connection with the Company’s credit facilities and other long-term debt.
     Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $1,851,000 and $1,477,000 for the three months ended June 30, 2009 and 2008, respectively, and $3,466,000 and $2,779,000 for the six months ended June 30, 2009 and 2008, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. Management has initiated certain steps, including revised computations of depreciation deductions for certain properties, so that the initial reduction and subsequent suspension of the Company’s common stock dividends in 2009 would not adversely affect the Company’s REIT status for 2009.
Derivative Financial Instruments
     The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. As of June 30, 2009, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of June 30, 2009, if a counterparty were to default, the Company would receive a net interest benefit. At June 30, 2009, the Company had $47.9 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.8% per annum. At that date, the Company had accrued liabilities (included in accounts payable and accrued expenses on the consolidated balance sheet) for (i) $3.3 million relating to the fair value of interest rate swaps applicable to existing mortgage loans payable of $47.9 million, and (ii) $3.2 million relating to an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania, bearing an effective date of June 1, 2010, termination date of June 1, 2020, and a fixed rate of 5.56%. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate. Total other comprehensive income was $4,953,000 and $3,929,000 for the three months ended June 30, 2009 and 2008, respectively, and $11,541,000 and $8,815,000 for the six months ended June 30, 2009 and 2008, respectively. The total amount charged (credited) to operations was $91,000 and $0 for the three months ended June 30, 2009 and 2008, respectively, and $115,000 and $0 for the six months ended June 30, 2009 and 2008, respectively. Currently, all of the Company’s derivative instruments are designated as effective hedging instruments.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
     The following is a summary of the derivative financial instruments held by the Company at June 30, 2009 and December 31, 2008:

			Notional values			Balance	Fair value
Designation/			Jun 30,	Dec 31,	Expiration	sheet	Jun 30,	Dec 31,
Cash flow	Derivative	Count	2009	2008	dates	location	2009	2008

Qualifying	Interest rate swaps	9	$75,910,000	$61,796,000	2010 – 2020	Accounts payable and accrued expenses	$6,468,000	$10,590,000

     These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
     The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and the consolidated statement of equity for the three and six months ended June 30, 2009 and 2008, respectively:

	Amount of gain (loss) recognized in other comprehensive loss
	(effective portion)
	Three months ended Jun 30,		Six months ended Jun 30,
Derivative	2009	2008	2009	2008

Interest rate
swaps	$2,981,000	$750,000	$3,900,000	$553,000

	Amount of gain (loss) recognized in interest expense
	(ineffective portion)
	Three months ended Jun 30,		Six months ended Jun 30,
Derivative	2009	2008	2009	2008

Interest rate
swaps	$91,000	$—	$115,000	$—

Earnings Per Share
     In accordance with SFAS No. 128, “Earnings Per Share”, basic earnings per share (“EPS”) is computed by dividing net (loss) income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period (including restricted shares and shares held by Rabbi Trusts). Fully-diluted EPS reflects the

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock; such additional dilutive shares were either anti-dilutive or insignificant for the three and six months ended June 30, 2009 and 2008, respectively.
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
     In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2009 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. In January 2008 and June 2008, the Company issued 53,000 shares and 7,000 shares of common stock, respectively, as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2010 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the January 2008 performance-based shares to be $6.05 per share, compared to a market price at the date of grant of $10.07 per share; similar methodology determined the value of the June 2008 performance-based shares to be $10.31 per share, compared to a market price at the date of grant of $12.13 per share. In January 2009, the Company issued 218,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
period ending December 31, 2011 is equal to, or greater than, a blended measure of (i) an average of 6% return per year on the Company’s common stock, and (ii) the median return per year of the Company’s peer group. The independent appraisal determined the value of the performance-based shares to be $5.96 per share, compared to a market price at the date of grant of $7.02 per share.
     Additional restricted shares issued during the three and six months ended June 30, 2009 and 2008 were time-based grants, and amounted to 0 shares and 20,000 shares for the three months ended June 30, 2009 and 2008, respectively, and 376,000 shares and 186,000 shares for the six months ended June 30, 2009 and 2008, respectively. The value of all grants is being amortized on a straight-line basis over the respective vesting periods adjusted, as applicable, for fluctuations in the market value of the Company’s common stock, in accordance with the provisions of EITF No. 97-14, “Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested”. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet, and are accounted for pursuant to EITF No. 97-14. The following table sets forth certain stock-based compensation information for the three and six months ended June 30, 2009 and 2008, respectively:

	Three months ended Jun 30,		Six months ended Jun 30,
	2009	2008	2009	2008

Restricted share grants	—	27,000	594,000	246,000
Average per-share grant price	$—	$11.65	$4.91	$9.39
Recorded as deferred compensation, net	$—	$313,000	$2,914,000	$2,314,000

Charged to operations:
Amortization relating to stock-based compensation	$722,000	$668,000	$1,421,000	$1,256,000
Adjustments to reflect changes in market price of
Company’s common stock	560,000	(61,000)	(1,075,000)	85,000

Total charged to operations	$1,282,000	$607,000	$346,000	$1,341,000

Non-vested shares:
Non-vested, beginning of period	1,102,000	599,000	508,000	380,000
Grants	—	27,000	594,000	246,000
Vested during period	(11,000)	—	(11,000)	—
Forfeitures	(1,000)	—	(1,000)	—

Non-vested, end of period	1,090,000	626,000	1,090,000	626,000

Average value of non-vested shares (based on grant price)	$8.23	$12.54	$8.23	$12.54

Value of shares vested during the period (based on grant price)	$166,000	$—	$166,000	$—

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
     At June 30, 2009, 1,530,000 shares remained available for grants pursuant to the Incentive Plan, and $4,267,000 remained as deferred compensation, to be amortized over various periods ending in March 2012.
     During 2001, pursuant to the 1998 Stock Option Plan (the “Option Plan”), the Company granted to the then directors options to purchase an aggregate of approximately 13,000 shares of common stock at $10.50 per share, the market value of the Company’s common stock on the date of the grant. The options are fully exercisable and expire in 2011. In connection with the adoption of the Incentive Plan, the Company agreed that it would not grant any more options under the Option Plan.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
Supplemental consolidated statement of cash flows information

	Six months ended Jun 30,
	2009	2008

Supplemental disclosure of cash activities:
Interest paid	$24,794,000	$24,299,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	2,914,000	2,314,000
Issuance of non-interest-bearing purchase money mortgage (a)	—	(13,851,000)
Assumption of mortgage loans payable	(54,565,000)	(18,156,000)
Assumption of interest rate swap liabilities	—	(2,288,000)
Conversion of OP Units into common stock	—	41,000
Purchase accounting allocations:
Intangible lease assets	7,174,000	7,593,000
Intangible lease liabilities	(3,265,000)	(4,469,000)
Net valuation decrease in assumed mortgage loan payable (b)	1,649,000	—
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	4,122,000	(1,609,000)
Accrued real estate improvement costs	845,000	(3,031,000)
Accrued construction escrows	1,027,000	(46,000)
Accrued financing costs and other	22,000	(46,000)
Capitalization of deferred financing costs	852,000	219,000

(a)	A $14,575,000 non-interest-bearing mortgage was issued in connection with a purchase of land, and was valued at a net amount of $13,851,000. This reflected a valuation decrease of $724,000 to a market rate of 9.25% per annum.

(b)	The net valuation decrease in an assumed mortgage loan payable resulted from adjusting the contract rate of interest (4.9% per annum) to a market rate of interest (6.1% per annum).
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
June 30, 2009
(unaudited)
value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:
•	Level 1 – Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
     The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the assessment of fair value. Financial assets and liabilities measured at fair value in the consolidated financial statements consist of interest rate swaps. The fair values of interest rate swaps are determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of June 30, 2009, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs” pursuant to SFAS 157. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.
     The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable and accrued expenses approximate fair value. The valuation of the liability for the Company’s interest rate swaps ($6,468,000 at June 30, 2009), was determined to be a Level 2 within the valuation hierarchy established by SFAS 157, and was based on independent values provided by financial institutions.
     The fair value of the Company’s fixed rate mortgage loans was estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of June 30, 2009 and December 31, 2008, the aggregate fair values of the Company’s fixed rate mortgage loans were approximately $694,912,000 and $606,753,000, respectively; the carrying values of such loans were $721,457,000 and $655,681,000, respectively, at those dates.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
Recently-Issued Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations — a replacement of FASB Statement No. 141”, which applies to all transactions or events in which an entity obtains control of one or more businesses. SFAS 141(R) (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, (ii) requires expensing of most transaction costs, and (iii) requires the acquiror to disclose to investors and other users all of the information needed to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) became effective for fiscal years beginning after December 15, 2008 and early adoption was not permitted. The principal impact of the adoption of SFAS No. 141(R) on the Company’s financial statements is that the Company has expensed most transaction costs relating to its acquisition activities ($0 and $1,273,000 for the three and six months ended June 30, 2009, respectively, of which the noncontrolling interests’ share was $0 and $764,000, respectively).
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51”. SFAS 160 clarifies that a noncontrolling interest in a subsidiary (minority interests or certain limited partners’ interest, in the case of the Company), subject to the provisions of EITF D-98, “Classification and Measurement of Redeemable Securities”, is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. SFAS 160 requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. SFAS 160 requires a parent company to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent company to attribute to noncontrolling interests their share of losses, if appropriate, even if such attribution results in a deficit balance applicable to the noncontrolling interests within the parent company’s equity accounts. SFAS 160 became effective for fiscal years beginning after December 15, 2008, requires retroactive application of the presentation and disclosure requirements for all periods presented, and early adoption was not permitted. The Company has reclassified, for all periods presented, the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate (certain non-controlling interests of the Company will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
Units (“Mezz OP Units”) do not meet the requirements for equity classification under EITF D-98, since certain of the holders of OP Units have registration rights that provide such holders with the right to demand registration under the federal securities law of the common stock of the Company issuable upon conversion of such OP Units). The Company will adjust the carrying value of the Mezz OP Units each period to equal the greater of its historical carrying value or its redemption value as prescribed by EITF D-98. As of June 30, 2009, there had been no adjustments recorded to the carrying amounts of the Mezz OP Units.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. SFAS 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Among other requirements, entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 became effective for the Company on January 1, 2009 and, other than the enhanced disclosure requirements, did not have a material effect on the Company’s consolidated financial statements.
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which expands the fair value disclosure requirements of SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to include interim periods, and amends APB Opinion No. 28, “Interim Financial Reporting”, to require these disclosures in summarized financial information in interim reporting periods. The FSP became effective for interim periods ending after June 15, 2009 and, other than the enhanced disclosure requirements, did not have a material effect on the Company’s consolidated financial statements.
     In April 2009, the FASB issued FSP FAS 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. The FSP became effective for interim and annual reporting periods ending after June 15, 2009 and did not have a material effect on the Company’s consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”. SFAS 165 establishes principles and requirements for evaluating, recognizing and disclosing subsequent events. SFAS 165 became effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have an impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends guidance in FIN 46(R) for determining whether an entity is a VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. SFAS 167 is effective for fiscal years beginning after November 15, 2009 and early adoption is not permitted. The Company has not yet determined the effect that SFAS 167 may have on its consolidated financials statements.
Note 3. Real Estate
     The following are the significant real estate transactions that occurred during the six months ended June 30, 2009.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
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
     With respect to the Company’s 20% joint-venture interest in nine properties in partnership with affiliates of Homburg Invest Inc., the terms of the partnership agreements include buy/sell provisions with respect to equity ownership interests which can be exercised by either party after June 30, 2009. The buy/sell provisions allow either partner to provide notice that it intends to purchase the non-initiating partner’s interest at a specific price premised on a value for the entire venture. The non-initiating party may either accept that offer or instead may reject that offer and become the purchaser of the initiating partner’s interest at the initially offered price.
Real Estate Pledged
     At June 30, 2009 and December 31, 2008, respectively, a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the revolving credit facilities.
Pro Forma Financial Information (unaudited)
     During the period January 1, 2008 through June 30, 2009, the Company acquired six shopping and convenience centers aggregating approximately 790,000 sq. ft. of GLA, purchased the joint venture minority interests in four properties, purchased approximately 182 acres of land for expansion and/or future development, for a total cost of approximately $189.0 million, and sold two of its operating properties aggregating approximately 16,000 sq. ft. of GLA for a sales price of approximately $3.0 million. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and six months ended June 30, 2009 and 2008, respectively, as if all of these property acquisitions and sales were completed as of January 1, 2008. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2008, nor does it purport to predict the results of operations for future periods.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)

	Three months ended Jun 30,		Six months ended Jun 30,
	2009	2008	2009	2008

Revenues	$44,776,000	$45,579,000	$92,349,000	$92,228,000

Net (loss) income attributable to common shareholders	$(438,000)	$1,117,000	$3,508,000	$3,966,000

Per common share (basic and diluted)	$(0.01)	$0.03	$0.08	$0.09

Weighted average number of common shares outstanding	45,062,000	44,464,000	44,971,000	44,461,000

Note 4. Mortgage Loans Payable and Secured Revolving Credit Facilities
     Secured debt is comprised of the following at June 30, 2009 and December 31, 2008:

	At Jun 30, 2009			At Dec 31, 2008
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages	$721,457,000	5.8%	4.8% – 8.5%	$655,681,000	5.8%	4.8% – 8.5%
Variable-rate mortgages	71,154,000	3.6%	2.5% – 5.9%	53,302,000	4.4%	2.5% – 5.9%

Total property-specific mortgages	792,611,000	5.6%		708,983,000	5.7%
Stabilized property credit facility	249,235,000	1.6%		250,190,000	2.7%
Development property credit facility	71,690,000	2.6%		54,300,000	3.4%

	$1,113,536,000	4.5%		$1,013,473,000	4.8%

Mortgage loans payable
     During the six months ended June 30, 2009, the Company assumed $52.9 million of fixed-rate mortgage loans payable in connection with acquisitions, bearing interest at rates of 6.1% and 6.2% per annum, with an average of 6.2% per annum. These principal amounts and rates of interest represent the fair values at the respective dates of acquisition. The stated contract amounts were $54.6 million at the respective dates of acquisition, bearing interest at rates of 4.9% and 6.2% per annum, with an average of 5.5% per annum.
     During the six months ended June 30, 2009, the Company refinanced three properties that had collateralized the secured revolving stabilized property credit facility. The new fixed-rate mortgages, aggregating $23.3 million, bear interest at rates of 5.25% and 6.75% per annum, with an average of 6.3% per annum. The Company used the mortgage proceeds to reduce the balance outstanding under the secured revolving stabilized property credit facility.
     In addition, the Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
has guaranteed and pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. This facility will expire in September 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $50.2 million at June 30, 2009, and such borrowings bore interest at an average rate of 2.6% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. As of June 30, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
Secured Revolving Stabilized Property Credit Facility
     The Company has a $300 million secured revolving stabilized property credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral, and will expire on January 30, 2010. Borrowings outstanding under the facility aggregated $249.2 million at June 30, 2009, and such borrowings bore interest at an average rate of 1.6% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a bps spread depending upon the Company’s leverage ratio, as defined, measured quarterly. The LIBOR spread ranges from 110 to 145 bps (the spread as of June 30, 2009 was 135 bps, which will remain in effect through September 30, 2009). The prime rate spread ranges from 0 to 50 bps (the spread as of June 30, 2009 was 0 bps, which will remain in effect through September 30, 2009). The facility also requires an unused portion fee of 15 bps.
     The secured revolving stabilized property credit facility has been used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of June 30, 2009, the Company was permitted to draw up to approximately $272.7 million, of which approximately $23.5 million remained available as of that date. As of June 30, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.
     The Company is in the process of negotiating an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A. continuing as agent which, together with three other lead lenders and other participating lenders, have committed as of June 30, 2009 to not less than $196 million. The principal terms of the new facility, as proposed, include (i) an availability to be based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
limited to 67.5%, and (iv) a maturity date of January 31, 2012 plus a one-year extension option. Other terms are expected to be similar to the present arrangement. The estimated amount that the Company would be permitted to draw under the proposed facility, based on the proposed covenants and collateral in place, will be in excess of the $231.0 million outstanding under the existing facility as of July 31, 2009. The remaining availability, however, is expected to be less than under the existing facility. The Company expects to conclude the new facility prior to September 30, 2009.
Secured Revolving Development Property Credit Facility
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been and is expected to be further used to fund in part the Company’s and certain joint ventures’ development activities in 2009 and subsequent years. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $71.7 million at June 30, 2009, and such borrowings bore interest at a rate of 2.6% per annum. Based on covenant measurements and collateral in place as of June 30, 2009, the Company was permitted to draw up to approximately $79.5 million; $7.8 million will become available as approved project costs are incurred. As of June 30, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.
Note 5. Subsequent Events
In determining subsequent events, management reviewed all activity from July 1, 2009 through the date of filing this Quarterly Report on Form 10-Q.
     On July 14, 2009, as part of the Company’s plan to re-develop its Shore Mall property, the Company (1) purchased the lease applicable to the former 144,000 sq. ft. Value City store that had been previously acquired by Burlington Coat Factory, and (2) renewed for a five year period the lease due to expire in November 2009 for the existing 85,000 sq. ft. space that Burlington Coat Factory presently occupies. The purchase price for the Value City lease was $2 million, payable in five annual installments commencing January 2010 and bearing 6% interest per annum.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2009
(unaudited)
     On July 15, 2009, in order to help provide stabilization of a major tenant’s financial condition and help secure the viability of such tenant’s future operations, the Company issued an unsecured guaranty, in an amount not to exceed $500,000, of a portion of certain financing arranged by the tenant. The Company’s participation is part of a group of both governmental and private entities which provided either the underlying financing (an aggregate of approximately $47 million), or collateralized or unsecured guaranties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
     The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominantly in coastal mid-Atlantic and New England states. At June 30, 2009, the Company had a portfolio of 121 operating properties totaling approximately 12.7 million square feet of gross leasable area (“GLA”), including 108 wholly-owned properties comprising approximately 11.0 million square feet and 13 properties owned in joint venture comprising approximately 1.7 million square feet. The entire 121 property portfolio was approximately 92% leased at June 30, 2009; the 112 property “stabilized” portfolio (including properties wholly-owned and in joint venture) was approximately 95% leased at that date. The Company also owned 398 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At June 30, 2009, the Company owned 95.7% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
     The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on supermarket-anchored community shopping centers and drug store-anchored convenience centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities”-based properties should provide relatively stable revenue flows even during difficult economic times. In April 2009, the Company’s Board of Directors determined to suspend payment of dividends for the balance of 2009 (the quarterly dividend paid in February had already been reduced by one-half). The savings over the second half of 2009 will be approximately $21.2 million. This decision was in response to the state of the economy, the difficult retail environment and the constrained capital markets.
     The Company has historically sought opportunities to acquire properties suited for development and/or redevelopment, and, to a lesser extent than in the recent past, stabilized properties, where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. In view of current economic conditions the Company expects to substantially reduce both of these activities for the remainder of the year and thereafter as appropriate.

Summary of Critical Accounting Policies
     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and purchase accounting allocations related thereto, asset impairment, and derivatives used to hedge interest-rate risks. Management’s estimates are based both on information that is currently available and on various other assumptions management believes to be reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.
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
     The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns. These estimates have a direct impact on net income, because a higher bad debt allowance would result in lower net income, whereas a lower bad debt allowance would result in higher net income.
Real Estate Investments
     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based on estimated useful lives. Expenditures for maintenance, repairs and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred. Expenditures for betterments that substantially extend the useful lives of real estate assets are capitalized. Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. The Company is required to make subjective estimates as to the useful lives of its real estate assets for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. A shorter estimate of the useful life of an asset would have the effect of increasing depreciation expense and lowering net income, whereas a longer estimate of the useful life of an asset would have the effect of reducing depreciation expense and increasing net income.
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
Results of Operations
     A substantial portion of the differences in results of operations between the three and six months ended June 30, 2009 and 2008, respectively, was the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the period January 1, 2008 through June 30, 2009, the Company acquired six shopping and convenience centers aggregating approximately 790,000 sq. ft. of GLA, purchased the joint venture minority interests in four properties, and acquired approximately 182 acres of land for development, expansion and/or future development, for a total cost of approximately $189.0 million. In addition, the Company placed into service one ground-up development having an aggregate cost of approximately $2.7 million. Net income was $2.0 million and $3.7 million for the three months ended June 30, 2009 and 2008, respectively, and $7.7 million and $9.7 million for the six months ended June 30, 2009 and 2008, respectively.

Comparison of the three months ended June 30, 2009 to the three months ended June 30, 2008

						Properties
	Three months ended Jun 30,		Increase	Percentage	Acquisitions	held in
	2009	2008	(decrease)	change	and other (ii)	both periods

Total revenues	$44,776,000	$42,834,000	$1,942,000	5%	$2,965,000	$(1,023,000)
Property operating expenses	13,191,000	11,848,000	1,343,000	11%	894,000	449,000
Depreciation and amortization	12,650,000	13,994,000	(1,344,000)	-10%	(1,006,000)	(338,000)
General and administrative	2,853,000	2,323,000	530,000	23%	n/a	n/a
Terminated projects and acquisition transaction costs	2,423,000	—	2,423,000	100%	n/a	n/a
Non-operating income and expense, net (i)	11,833,000	10,980,000	853,000	8%	n/a	n/a
Discontinued operations:
Income from discontinued operations	31,000	44,000	(13,000)	-30%	n/a	n/a
Impairment charge	(170,000)	—	(170,000)	100%	n/a	n/a
Gain on sale of discontinued operations	277,000	—	277,000	100%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), equity in income of an unconsolidated joint venture, and gain on sale of a land parcel.

(ii)	Includes principally the results of properties acquired after January 1, 2008. Amounts also include (a) unallocated property and construction management compensation and benefits (including stock-based compensation), and (b) results of a property in Wyoming, Michigan where the then existing building improvements were demolished in the second quarter of 2008 as part of the redevelopment plans for the property.
     Properties held in both periods. The Company held 116 properties throughout the three months ended June 30, 2009 and 2008.
     Total revenues decreased primarily as a result of (i) a decrease in non-cash amortization of intangible lease liabilities primarily due to the completion of amortization periods established at acquisition ($408,000), which also resulted in a decrease in depreciation and amortization expense, (ii) a decrease in non-cash straight-line rental income primarily due to early lease terminations ($358,000), (iii) a decrease in tenant recoveries primarily due to a lower collection rate on billable operating expenses ($291,000), (iv) a decrease in other income consisting primarily of insurance proceeds received in the second quarter of 2008 at a single property ($143,000), (v) a decrease in base rent ($9,000), all partially offset by (vi) an increase in percentage rent ($186,000).
     Property operating expenses increased as a result of (i) an increase in real estate and other property-related taxes primarily due to reassessments of properties recently acquired or re-developed ($524,000), (ii) an increase in the provision for doubtful accounts primarily due to more challenging economic conditions in 2009 for a number of our non-core tenants ($410,000), all partially offset by (iii) a decrease in repairs and maintenance ($106,000), (iv) a decrease in insurance expense ($85,000) and (v) a decrease in other operating expenses ($294,000).

     General and administrative expenses increased primarily as a result of an increase in stock-based compensation ($537,000), due to increased amortization of additional grants and changes in the market price of the Company’s common stock.
     Terminated projects and acquisition transaction costs in the three months ended June 30, 2009 represent costs, including deposits, engineering and other professional fees and capitalized interest, incurred in prior years for a potential development opportunity in Milford, Delaware that the Company in the second quarter of 2009 determined would not go forward.
     Non-operating income and expense, net, increased primarily due to (i) increased interest costs from borrowings for acquired debt related to acquisitions of properties and the purchase of a joint venture partner’s interest ($1,181,000) partially offset by lower prevailing interest rates applicable to the Company’s variable-rate debt ($878,000), (ii) higher amortization of deferred financing costs ($431,000) primarily due to costs incurred in closing the secured revolving development property credit facility in June 2008 and extending the secured revolving stabilized property credit facility in January 2009, and (iii) lower interest income as a result of lower cash balances and lower prevailing interest rates ($72,000), all partially offset by higher equity in income of unconsolidated joint venture ($61,000).
     Discontinued operations increased primarily due to (i) the sale of the Medina/Waffle House property on April 23, 2009 for a gain ($277,000), which is partially offset by (ii) an impairment charge ($170,000) recorded at June 30, 2009 related to the sale of the CVS at Westfield.

Comparison of the six months ended June 30, 2009 to the six months ended June 30, 2008

						Properties
	Six months ended Jun 30,		Increase	Percentage	Acquisitions	held in
	2009	2008	(decrease)	change	and other (ii)	both periods

Total revenues	$91,569,000	$86,367,000	$5,202,000	6%	$5,360,000	$(158,000)
Property operating expenses	27,830,000	24,718,000	3,112,000	13%	821,000	2,291,000
Depreciation and amortization	25,035,000	25,507,000	(472,000)	-2%	121,000	(593,000)
General and administrative	4,292,000	4,514,000	(222,000)	-5%	n/a	n/a
Terminated projects and acquisition transaction costs	3,948,000	—	3,948,000	100%	n/a	n/a
Non-operating income and expense, net (i)	22,913,000	22,056,000	857,000	4%	n/a	n/a
Discontinued operations:
Income from discontinued operations	85,000	89,000	(4,000)	-4%	n/a	n/a
Impairment charge	(170,000)	—	(170,000)	100%	n/a	n/a
Gain on sale of discontinued operations	277,000	—	277,000	100%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), equity in income of an unconsolidated joint venture, and gain on sale of a land parcel.

(ii)	Includes principally the results of properties acquired after January 1, 2008. Amounts also include (a) unallocated property and construction management compensation and benefits (including stock-based compensation), and (b) results of a property in Wyoming, Michigan where the then existing building improvements were demolished in the second quarter of 2008 as part of the redevelopment plans for the property.
     Properties held in both periods. The Company held 115 properties throughout the six months ended June 30, 2009 and 2008.
     Total revenues decreased primarily as a result of (i) a decrease in non-cash straight-line rental income primarily due to early lease terminations ($518,000), (ii) a decrease in non-cash amortization of intangible lease liabilities primarily due to completion of amortization periods established at acquisition ($499,000), which also resulted in a decrease in depreciation and amortization expense, and (iii) a decrease in other income, consisting primarily of insurance proceeds received in the second quarter of 2008 at a single property ($125,000), all partially offset by (i) an increase in tenant recoveries primarily due to a net increase in billable property operating expenses ($903,000), (ii) an increase in base rent ($60,000) and (iii) an increase in percentage rent ($21,000).
     Property operating expenses increased as a result of (i) an increase in real estate and other property-related taxes ($949,000) primarily due to reassessments of properties recently acquired or re-developed, (ii) an increase in snow removal costs ($882,000) and (iii) an increase in the provision for doubtful accounts primarily due to more challenging economic conditions in 2009 for a number of our non-core tenants ($843,000), all partially offset by decreases in other operating expenses, primarily repairs and maintenance ($112,000) and landscaping ($81,000).

     General and administrative expenses decreased primarily as a result of a decrease in stock-based compensation ($399,000), due to increased amortization of additional grants and changes in the market price of the Company’s common stock.
     Terminated projects and acquisition transaction costs in the six months ended June 30, 2009 represent (i) costs including deposits, engineering and other professional fees and capitalized interest, incurred in prior years for a potential development opportunity in Milford, Delaware that the Company in the second quarter of 2009 determined would not go forward ($2,423,000) and (ii) costs incurred primarily in the first quarter of 2009 related to the acquisitions through joint ventures of San Souci Plaza and New London Mall and the costs associated with a cancelled acquisition (an aggregate of $1,525,000).
     Non-operating income and expense, net, increased primarily due to (i) increased interest costs from borrowings for acquired debt related to acquisitions of properties and the purchase of a joint venture partner’s interest ($2,261,000), partially offset by lower prevailing interest rates applicable to the Company’s variable-rate debt ($1,847,000), (ii) higher amortization of deferred financing costs ($665,000) primarily due to costs incurred in closing the secured revolving development property credit facility in June 2008 and extending the secured revolving stabilized property credit facility in January 2009, (iii) lower interest income as a result of lower cash balances and lower prevailing interest rates ($218,000) which is partially offset by (iv) a gain on the sale of a land parcel ($236,000) and (vi) higher equity in income of unconsolidated joint venture ($170,000).
     Discontinued operations increased primarily due to (i) the sale of the Medina/Waffle House property on April 23, 2009 for a gain ($277,000), which is partially offset by (ii) an impairment charge ($170,000) recorded at June 30, 2009 related to the sale of the CVS at Westfield.
Liquidity and Capital Resources
     The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, collateralization of certain interest rate swap obligations, preferred and common dividend distributions, if made, and distributions to minority interest partners, primarily from operations. The Company has also used its secured revolving stabilized property credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, and maturing debt initially with its credit facilities and construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and the sale of properties or interests therein (including joint venture arrangements).
     Throughout most of 2009 there has been a fundamental contraction of the U.S. credit and capital markets, whereby banks and other credit providers have tightened their lending standards and severely restricted the availability of credit. Accordingly, for this and other reasons, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, net proceeds from the contribution of properties to joint ventures, or proceeds from the refinancing of existing debt.

     In April 2009, the Company’s Board of Directors determined to suspend payment of dividends on the Company’s common stock/OP Units for the balance of 2009 (the quarterly dividend paid in February had already been reduced by one-half). The savings over the second half of 2009 will be approximately $21.2 million. This decision was in response to the state of the economy, the difficult retail environment and the constrained capital markets. Management does not expect that it will be required to make any significant common stock/OP Unit cash distributions in 2010 to maintain the Company’s REIT status for 2009.
     The Company has a $300 million secured revolving stabilized property credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral, and will expire on January 30, 2010. Borrowings outstanding under the facility aggregated $249.2 million at June 30, 2009, and such borrowings bore interest at an average rate of 1.6% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a basis points (“bps”) spread depending upon the Company’s leverage ratio, as defined, measured quarterly. The LIBOR spread ranges from 110 to 145 bps (the spread as of June 30, 2009 was 135 bps, which will remain in effect through September 30, 2009). The prime rate spread ranges from 0 to 50 bps (the spread as of June 30, 2009 was 0 bps, which will remain in effect through September 30, 2009). The facility also requires an unused portion fee of 15 bps. The credit facility has been used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. As of June 30, 2009, based on covenant measurements and collateral in place, the Company was permitted to draw up to approximately $272.7 million, of which approximately $23.5 million remained available as of that date. As of June 30, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.
     The Company is in the process of negotiating an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A. continuing as agent which, together with three other lead lenders and other participating lenders, have committed as of June 30, 2009 to not less than $196 million. The principal terms of the new facility, as proposed, include (i) an availability to be based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5%, and (iv) a maturity date of January 31, 2012 plus a one-year extension option. Other terms are expected to be similar to the present arrangement. The estimated amount that the Company would be permitted to draw under the proposed facility, based on the proposed covenants and collateral in place, will be in excess of the $231.0 million outstanding under the existing facility as of July 31, 2009. The remaining availability, however, is expected to be less than under the existing facility. The Company expects to conclude the new facility prior to

September 30, 2009. There can be no assurance, however, that the Company will receive the additional commitments necessary to repay the amounts outstanding under the existing facility at the time the proposed transaction is concluded, that the proposed amended and restated facility will in fact be concluded, or that the amended and restated facility, if concluded, will be concluded on the terms as presently proposed.
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development and redevelopment projects as collateral for borrowings to be made thereunder. This facility is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $71.7 million at June 30, 2009 and bore interest at a rate of 2.6% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. The facility also requires an unused portion fee of 15 bps. As of June 30, 2009, based on covenant measurements and collateral in place, the Company was permitted to draw up to approximately $79.5 million; of which $7.8 million will become available as approved project costs are incurred. As of June 30, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility, which are similar to those contained in the secured revolving stabilized property credit facility. The Company plans to add additional properties to the collateral pool of this facility as their respective stages of development permit, with the intent of making a substantial portion of the facility available.
     The Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. This facility will expire in September 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $50.2 million at June 30, 2009 and bore interest at a rate of 2.6% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. As of June 30, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
     Mortgage loans payable at June 30, 2009 consisted of fixed-rate notes totaling $721.5 million (with a weighted average interest rate of 5.8%) and variable-rate debt totaling $392.1 million, consisting principally of advances outstanding under the Company’s variable-rate credit facilities (with a weighted average interest rate of 2.1%). Total mortgage loans payable and secured revolving credit facilities have an overall weighted average interest rate of 4.5% and mature at various dates through 2029. For the remainder of 2009, the Company has approximately $4.4 million of scheduled debt principal amortization payments and no debt balloon payments. For 2010, the Company has approximately $9.1 million of scheduled debt principal amortization payments and $9.3 million of balloon payments.
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.
     The Company expects to have sufficient liquidity to effectively manage its business. Such liquidity sources include (i) cash on hand, (ii) operating cash flows, (iii) availability under its revolving credit facilities, (iv) property-specific financings, (v) sales of properties, (vi) equity transactions, as appropriate, and/or (vii) joint venture arrangements.
Net Cash Flows
Operating Activities
     Net cash flows provided by operating activities amounted to $25.0 million and $28.9 million for the six months ended June 30, 2009 and 2008, respectively. Net cash flows for the 2009 period reflect reductions of $1.3 million for payment of transaction costs (including an amount that would have been treated as an investing activity prior to the adoption of SFAS 141(R)), and $5.3 million reflecting the timing of payments of accounts payable and accrued expenses and of the receipt of billed receivables.
Investing Activities
     Net cash flows used in investing activities were $63.2 million and $70.3 million for the six months ended June 30, 2009 and 2008, respectively, and were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the six months ended June 30, 2009, the Company acquired two shopping centers and incurred expenditures for property improvements, an aggregate of $63.3 million. The Company also made a $0.4 million additional investment in its unconsolidated joint venture. During the six months ended June 30, 2008, the Company acquired four shopping and convenience centers, acquired land for development, expansion and/or future development and incurred expenditures for property improvements, an aggregate of $50.4 million. and purchased the joint venture minority interests in four properties for $17.5 million.
Financing Activities
     Net cash flows provided by financing activities were $45.7 million and $28.6 million for the six months ended June 30, 2009 and 2008, respectively. During the first six months of 2009, the Company received net advance proceeds of $16.4 million from its revolving credit facilities, $12.2 million in contributions from noncontrolling interests (minority interest partners), $21.0 million in proceeds from its property-specific construction facility and $23.2 million from property specific financings, offset by repayment of mortgage obligations of $13.5 million, preferred and common stock dividend distributions of $9.0 million, distributions to noncontrolling interests (limited partners) of $0.2 million and (minority partners) $2.0 million, and the payment of financing costs of $2.4 million. During the first six months of 2008, the Company received net advance proceeds of $64.0 million from its secured revolving stabilized property credit facility, $27.5 million in proceeds from mortgage financings, and $4.3 million in contributions from noncontrolling interests (minority interest partners), offset by repayment of mortgage obligations of $40.1 million, preferred and common stock dividend distributions of $23.9 million, payment of financing costs of $1.9 million, and distributions to noncontrolling interests (minority and limited partner interests) of $1.2 million.
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
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income attributable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net (loss) income attributable to common shareholders	$(316,000)	$1,224,000	$3,683,000	$4,336,000
Add (deduct):
Real estate depreciation and amortization	12,593,000	13,939,000	24,984,000	25,400,000
Noncontrolling interests:
Limited partners’ interest	(13,000)	56,000	167,000	199,000
Minority interests in consolidated joint ventures	309,000	482,000	(45,000)	1,188,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(1,638,000)	(1,417,000)	(2,470,000)	(3,198,000)
Equity in income of unconsolidated joint venture	(283,000)	(222,000)	(542,000)	(372,000)
FFO from unconsolidated joint venture	377,000	355,000	736,000	581,000
Gain on sale of discontinued operations	(277,000)	—	(277,000)	—

Funds From Operations	$10,752,000	$14,417,000	$26,236,000	$28,134,000

FFO per common share (assuming conversion of OP Units):
Basic	$0.23	$0.31	$0.56	$0.61

Diluted	$0.23	$0.31	$0.56	$0.61

Weighted average number of common shares:
Shares used in determination of basic earnings per share	45,062,000	44,464,000	44,971,000	44,461,000
Additional shares assuming conversion of OP Units (basic)	2,018,000	2,029,000	2,018,000	2,030,000

Shares used in determination of basic FFO per share	47,080,000	46,493,000	46,989,000	46,491,000

Shares used in determination of diluted earnings per share	45,062,000	44,466,000	44,971,000	44,462,000
Additional shares assuming conversion of OP Units (diluted)	2,018,000	2,029,000	2,018,000	2,030,000

Shares used in determination of diluted FFO per share	47,080,000	46,495,000	46,989,000	46,492,000

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

     The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures, development/redevelopment activities, and acquisitions, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At June 30, 2009, the Company had approximately $47.9 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.8% per annum. In addition, the Company had an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania.
     At June 30, 2009, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $721.5 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $392.1 million of variable-rate debt (including $320.9 million in advances under the Company’s revolving credit facilities) was 2.1%. The secured revolving stabilized property credit facility matures in January 2010 and the secured revolving development property credit facility matures in June 2011, subject to a one-year extension option.
     At June 30, 2009, the Company had accrued liabilities (included in accounts payable and accrued expenses on the consolidated balance sheet) for (i) $3.3 million relating to the fair value of interest rate swaps applicable to existing mortgage loans payable of $47.9 million, and (ii) $3.2 million relating to an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania, bearing an effective date of June 1, 2010, termination date of June 1, 2020, and a fixed rate of 5.56%.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of June 30, 2009, and have determined that such disclosure controls and procedures are effective.

     During the three months ended June 30, 2009, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II Other Information
Item 4. Submission of Matters to a Vote of Security Holders
     The Company held its annual meeting of stockholders on June 16, 2009, at which the following matters were voted upon:
1.	The election of seven directors.
2.	The approval of the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.
The results of the vote were as follows:

		Withheld/		Broker
	For	Against	Abstain	Non-Votes

1. Directors:
James J. Burns	40,186,713	2,050,783	43,974
Richard Homburg	40,141,334	2,095,231	44,903
Pamela N. Hootkin	40,222,212	2,018,375	40,881
Paul G. Kirk, Jr.	39,660,955	2,577,444	43,069
Everett B. Miller, III	40,075,526	2,161,772	44,169
Leo S. Ullman	40,001,691	2,234,658	45,119
Roger M. Widmann	40,189,434	2,048,743	43,288

2. Independent registered public accounting firm	41,941,219	307,832	32,423
Item 6. Exhibits

Exhibit 10.1	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of April 17, 2009

Exhibit 10.2	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of April 17, 2009

Exhibit 10.3	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Frank C. Ullman, dated as of April 17, 2009

Exhibit 31	Section 302 Certifications

Exhibit 32	Section 906 Certifications

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

August 5, 2009