Form 10-Q
period 2009-09-30
CEDAR SHOPPING CENTERS INC
filed 2009-11-06
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 31, 2009, there were 51,902,810 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Real estate:
Land	$393,757,000	$378,069,000
Buildings and improvements	1,521,992,000	1,397,508,000

	1,915,749,000	1,775,577,000
Less accumulated depreciation	(181,045,000)	(146,401,000)

Real estate, net	1,734,704,000	1,629,176,000

Real estate held for sale	2,270,000	8,230,000
Investment in unconsolidated joint venture	5,412,000	4,976,000

Cash and cash equivalents	9,526,000	8,231,000
Restricted cash	14,104,000	14,004,000
Rents and other receivables, net	8,156,000	5,818,000
Straight-line rents receivable	16,328,000	14,297,000
Other assets	11,286,000	9,403,000
Deferred charges, net	33,363,000	32,993,000

Total assets	$1,835,149,000	$1,727,128,000

Liabilities and equity
Mortgage loans payable	$795,476,000	$706,700,000
Mortgage loan payable — real estate held for sale	—	2,283,000
Secured revolving credit facilities	323,479,000	304,490,000
Accounts payable and accrued expenses	41,018,000	46,548,000
Unamortized intangible lease liabilities	54,029,000	61,384,000

Total liabilities	1,214,002,000	1,121,405,000

Limited partners’ interest in Operating Partnership	14,458,000	14,271,000

Commitments and contingencies	—	—

Equity:
Cedar Shopping Centers, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 45,084,000 and 44,468,000 shares, respectively, issued and outstanding)	2,705,000	2,668,000
Treasury stock (987,000 and 713,000 shares, respectively, at cost	(9,768,000)	(9,175,000)
Additional paid-in capital	578,509,000	576,083,000
Cumulative distributions in excess of net income	(126,959,000)	(127,043,000)
Accumulated other comprehensive loss	(4,391,000)	(7,256,000)

Total Cedar Shopping Centers, Inc. shareholders’ equity	528,846,000	524,027,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	68,536,000	58,150,000
Limited partners’ interest in Operating Partnership	9,307,000	9,275,000

Total noncontrolling interests	77,843,000	67,425,000

Total equity	606,689,000	591,452,000

Total liabilities and equity	$1,835,149,000	$1,727,128,000

See accompanying notes to consolidated financial statements

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Income
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Revenues:
Rents	$37,761,000	$34,879,000	$110,098,000	$103,648,000
Expense recoveries	7,942,000	7,741,000	26,659,000	24,747,000
Other	147,000	511,000	450,000	893,000

Total revenues	45,850,000	43,131,000	137,207,000	129,288,000

Expenses:
Operating, maintenance and management	8,452,000	6,963,000	25,507,000	22,269,000
Real estate and other property-related taxes	5,324,000	4,939,000	16,023,000	14,278,000
General and administrative	2,521,000	2,649,000	6,813,000	7,163,000
Terminated projects and acquisition transaction costs	—	5,000	3,948,000	5,000
Depreciation and amortization	12,730,000	11,951,000	37,705,000	37,399,000

Total expenses	29,027,000	26,507,000	89,996,000	81,114,000

Operating income	16,823,000	16,624,000	47,211,000	48,174,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(12,728,000)	(11,211,000)	(36,375,000)	(33,810,000)
Interest income	10,000	35,000	28,000	270,000
Equity in income of unconsolidated joint venture	260,000	310,000	802,000	682,000
Gain on sale of land parcel	—	—	236,000	—

Total non-operating income and expense	(12,458,000)	(10,866,000)	(35,309,000)	(32,858,000)

Income before discontinued operations	4,365,000	5,758,000	11,902,000	15,316,000

(Loss) income from discontinued operations	(551,000)	48,000	(622,000)	151,000
Gain on sale of discontinued operations	—	—	277,000	—

Total discontinued operations	(551,000)	48,000	(345,000)	151,000

Net income	3,814,000	5,806,000	11,557,000	15,467,000

Less, net income attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(332,000)	(412,000)	(287,000)	(1,600,000)
Limited partners’ interest in Operating Partnership	(66,000)	(148,000)	(233,000)	(347,000)

Total net income attributable to noncontrolling interests	(398,000)	(560,000)	(520,000)	(1,947,000)

Net income attributable to Cedar Shopping Centers, Inc.	3,416,000	5,246,000	11,037,000	13,520,000

Preferred distribution requirements	(1,969,000)	(1,969,000)	(5,907,000)	(5,907,000)

Net income attributable to common shareholders	$1,447,000	$3,277,000	$5,130,000	$7,613,000

Per common share (basic and diluted) attributable to common shareholders:
Continuing operations	$0.04	$0.07	$0.12	$0.17
Discontinued operations	(0.01)	—	(0.01)	—

	$0.03	$0.07	$0.11	$0.17

Amounts attributable to Cedar Shopping Centers, Inc. common shareholders, net of limited partners’ interest:
Income from continuing operations	$1,974,000	$3,231,000	$5,460,000	$7,469,000
Income from discontinued operations	(527,000)	46,000	(595,000)	144,000
Gain on sale of discontinued operations	—	—	265,000	—

Net income	$1,447,000	$3,277,000	$5,130,000	$7,613,000

Dividends to common shareholders	$—	$10,010,000	$5,046,000	$30,017,000

Per common share	$—	$0.2250	$0.1125	$0.6750

Weighted average number of common shares outstanding	45,066,000	44,488,000	45,003,000	44,470,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Equity
Nine months ended September 30, 2009
(unaudited)

	Cedar Shopping Centers, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss) income	Total

Balance, December 31, 2008	3,550,000	$88,750,000	44,468,000	$2,668,000	$(9,175,000)	$576,083,000	$(127,043,000)	$(7,256,000)	$524,027,000

Net income							11,037,000		11,037,000
Unrealized gain on change in fair value of cash flow hedges								2,865,000	2,865,000

Total other comprehensive income									13,902,000

Deferred compensation activity, net			608,000	37,000	(593,000)	2,510,000			1,954,000
Preferred distribution requirements							(5,907,000)		(5,907,000)
Distributions to common shareholders/ noncontrolling interests							(5,046,000)		(5,046,000)
Reallocation adjustment of limited partners’ interest						(174,000)			(174,000)
Conversion of OP Units to shares			8,000	—		90,000			90,000
Contributions, net, from minority interest partners

Balance, September 30, 2009	3,550,000	$88,750,000	45,084,000	$2,705,000	$(9,768,000)	$578,509,000	$(126,959,000)	$(4,391,000)	$528,846,000

(continued)

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity

Balance, December 31, 2008	$58,150,000	$9,275,000	$67,425,000	$591,452,000

Net income	287,000	91,000	378,000	11,415,000
Unrealized gain on change in fair value of cash flow hedges	—	52,000	52,000	2,917,000

Total other comprehensive income	287,000	143,000	430,000	14,332,000

Deferred compensation activity, net	—	—	—	1,954,000
Preferred distribution requirements	—	—	—	(5,907,000)
Distributions to common shareholders/noncontrolling interests	(2,113,000)	(89,000)	(2,202,000)	(7,248,000)
Reallocation adjustment of limited partners’ interest	—	68,000	68,000	(106,000)
Conversion of OP Units to shares		(90,000)	(90,000)	—
Contributions, net, from minority interest partners	12,212,000	—	12,212,000	12,212,000

Balance, September 30, 2009	$68,536,000	$9,307,000	$77,843,000	$606,689,000

See accompanying notes to consolidated financial statements

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flow from operating activities:
Net income	$11,557,000	$15,467,000
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash provisions:
Equity in income of unconsolidated joint venture	(802,000)	(682,000)
Distributions from unconsolidated joint venture	716,000	634,000
Terminated projects and acquisition transaction costs	3,139,000	—
Gain on sales of real estate	(513,000)	—
Straight-line rents receivable	(2,048,000)	(2,136,000)
Depreciation and amortization	37,805,000	37,532,000
Amortization of intangible lease liabilities	(10,620,000)	(10,377,000)
Amortization/market price adjustments relating to stock-based compensation	1,713,000	2,238,000
Amortization of deferred financing costs	2,410,000	1,227,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(2,338,000)	(221,000)
Prepaid expenses and other	(4,718,000)	(3,035,000)
Accounts payable and accrued expenses	(2,098,000)	(204,000)

Net cash provided by operating activities	34,203,000	40,443,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(86,049,000)	(71,001,000)
Net proceeds from sales of real estate	3,472,000	—
Purchase of consolidated joint venture minority interests	—	(17,454,000)
Investment in unconsolidated joint venture	(350,000)	(1,097,000)
Construction escrows and other	(901,000)	(755,000)

Net cash (used in) investing activities	(83,828,000)	(90,307,000)

Cash flow from financing activities:
Net advances from revolving credit facilities	18,989,000	84,250,000
Proceeds from mortgage financings	51,588,000	80,947,000
Mortgage repayments	(15,753,000)	(90,840,000)
Net payments of debt financing costs	(2,821,000)	(4,412,000)
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	12,212,000	4,260,000
Distributions to consolidated joint venture minority interests	(2,113,000)	(27,000)
Redemption of Operating Partnership Units	—	(122,000)
Distributions to limited partners	(229,000)	(1,368,000)
Preferred stock distributions	(5,907,000)	(5,907,000)
Distributions to common shareholders	(5,046,000)	(30,017,000)

Net cash provided by financing activities	50,920,000	36,764,000

Net increase (decrease) in cash and cash equivalents	1,295,000	(13,100,000)
Cash and cash equivalents at beginning of period	8,231,000	23,050,000

Cash and cash equivalents at end of period	$9,526,000	$9,950,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominately in coastal mid-Atlantic and New England states. At September 30, 2009, the Company owned 124 operating properties, aggregating approximately 13.1 million square feet of gross leasable area (“GLA”).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2009 and December 31, 2008, respectively, the Company owned a 95.7% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (4.3% at September 30, 2009 and December 31, 2008, respectively) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 2,010,000 OP Units outstanding at September 30, 2009 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.
     In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”, also known as the FASB Accounting Standards Codification (the “Codification”), which establishes the exclusive authoritative reference for accounting principles generally accepted in the United States (“GAAP”) for use in financial statements. The Codification supersedes all existing non-Securities and Exchange Commission (“SEC”) accounting and reporting standards, although SEC rules and interpretive releases remain as additional authoritative GAAP for U.S. registrants. The Codification does not change GAAP, but is intended to simplify user access by providing all the authoritative literature related to a particular topic in one place. The Codification, which became effective for financial statements issued after September 15, 2009, did not have an effect on the Company’s financial statements. Although the Company has continued to provide a general description of the relevant

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
accounting literature applicable to its significant accounting policies, it has ceased including the specific FASB pronouncement references in its financial statement footnotes.
     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities (“VIEs”) for which it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of the equity investment at risk (i) lack the ability to make decisions about an entity’s activities through voting or similar rights, (ii) have no obligation to absorb the expected losses of the entity, or (iii) have the right to receive the expected residual returns of the entity, or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The current accounting requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE, i.e., the entity that will receive a majority of the VIE’s expected losses, expected residual returns, or both. In determining whether the Company is the primary beneficiary of a VIE, it considers qualitative and quantitative factors including, but not limited to: (i) the amount and characteristics of the Company’s investment, (ii) the obligation or likelihood for the Company or other investors to provide financial support, (iii) the Company’s and the other investors’ ability to control or significantly influence key decisions for the VIE, and (iv) the similarity with, and significance to, the business activities of the Company and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.
     With respect to its 13 consolidated operating joint ventures, the Company has general partnership interests of 20% in nine properties, 40% in two properties, 50% in one property and 75% in one property. As (i) such entities are not VIEs, and (ii) the Company is the sole general partner and exercises substantial operating control over these entities, the Company has determined that such entities should be consolidated for financial statement purposes. Current accounting guidance provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest. On January 30, 2009 and February 10, 2009, respectively, the Company entered into two joint ventures (with the same minority interest partner), in which it has 40% general partnership interests, for acquisitions on those dates of shopping centers in New London, Connecticut and California, Maryland. As of January 1, 2009, the Company recorded a 50% minority interest in a completed single-tenant development project which had commenced operations during the fourth quarter of 2008.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
     The Company’s three 60%-owned joint ventures for development projects in Limerick, Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be VIEs and the Company is the primary income or loss beneficiary in each case. At September 30, 2009, these VIEs owned real estate with a carrying value of $128.5 million and had property specific mortgage loans payable of $58.7 million. In addition, real estate owned by one of the VIEs collateralizes the secured revolving development property credit facility to the extent of $7.6 million of the September 30, 2009 outstanding balance under that facility.
     At September 30, 2009, the Company had deposits of $930,000 on land to be purchased for future development. Although each of the deposits is considered a VIE, the Company has not consolidated any of them as the Company is not the primary income or loss beneficiary in each case.
     The Company has a 76.3% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania. Although the Company exercises influence over this joint venture, it does not have operating control. The Company has determined that this joint venture is not a VIE and, accordingly, the Company accounts for its investment in this joint venture under the equity method.
Note 2. Summary of Significant Accounting Policies
     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by GAAP for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
     The consolidated financial statements reflect certain reclassifications of prior period amounts to conform to the 2009 presentation, principally (i) the retrospective reclassification, for all periods presented, of the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate (certain non-controlling interests of the Company will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP Units (“Mezz OP Units”) do not meet the requirements for equity classification), and (ii) to reflect the discontinuance of certain operating properties and the treatment thereof as real estate held for sale. The reclassifications had no impact on previously-reported net income attributable to common shareholders or earnings per share.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
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
     Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $1,741,000 and $2,038,000 for the three months ended September 30, 2009 and 2008, respectively, and $4,999,000 and $4,633,000 for the nine months ended September 30, 2009 and 2008, respectively. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under development. The Company considers a construction project to be substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
     During the nine months ended September 30, 2009, the Company wrote-off costs incurred in prior years for (i) a potential development opportunity in Milford, Delaware that the Company determined would not go forward ($2,423,000 during the three months ended June 30, 2009) and (ii) costs incurred related to the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of $1,525,000 during the three months ended March 31, 2009).
     On April 23, 2009, the Company sold its 6,000 sq. ft. McDonalds/Waffle House property, located in Medina, Ohio, for a sales price of $1.3 million; the Company realized a net gain on the transaction of approximately $277,000. On July 2, 2009, the Company sold its 10,000 sq. ft. CVS property located in Westfield, New York for a sales price of $1.7 million; the Company recorded an impairment charge on the asset of approximately $170,000 during the three months ended June 30, 2009. On August 20, 2009, the company sold its 24,000 sq. ft. Staples property, located in Oswego, New York, for a sales price of $2.7 million; the Company recorded an impairment charge on the asset of approximately $552,000 during the three months ended September 30, 2009.
     The carrying values of the assets and liabilities of these properties, principally the net book value of the real estate and the related mortgage loan payable, have been classified as “held for sale” on the Company’s consolidated balance sheet at December 31, 2008. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented in the consolidated statements of income. The following is a summary of the components of (loss) income from discontinued operations for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2009	2008	2009	2008

Revenues:
Rents	$38,000	$132,000	$297,000	$395,000
Expense recoveries	24,000	59,000	137,000	189,000

Total revenues	62,000	191,000	434,000	584,000

Expenses:
Operating, maintenance and management	3,000	11,000	24,000	29,000
Impairment charges	552,000	—	722,000	—
Real estate and other property-related taxes	24,000	55,000	128,000	175,000
Depreciation and amortization	16,000	45,000	102,000	133,000
Interest expense	18,000	32,000	80,000	96,000

	613,000	143,000	1,056,000	433,000

(Loss) income from discontinued operations	$(551,000)	$48,000	$(622,000)	$151,000

Gain on sale of discontinued operations	$—	$—	$277,000	$—

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
     A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company. The Company would record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three and nine months ended September 30, 2009 and 2008, respectively.
Intangible Lease Asset/Liability
     The Company allocates the fair value of real estate acquired to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
     With respect to the Company’s 2009 acquisitions, the fair values of in-place leases and other intangibles have been allocated to the intangible asset and liability accounts. Such allocations are preliminary and are based on information and estimates available as of the respective dates of acquisition. As final information becomes available and is refined, appropriate adjustments are made to the purchase price allocations, which are finalized within twelve months of the respective dates of acquisition. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $54,029,000 and $61,384,000 at September 30, 2009 and December 31, 2008, respectively.
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $3,950,000 and $3,473,000 for the three months ended September 30, 2009 and 2008, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $3,527,000 and $3,624,000 for the respective three-month periods. For the nine months ended September 30, 2009 and 2008, (i) revenues were increased by $10,620,000 and $10,377,000, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $10,679,000 and $11,074,000, for the respective nine-month periods.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days, and include cash at consolidated joint ventures of $3,433,000 and $1,897,000 at September 30, 2009 and December 31, 2008, respectively.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, is not available to fund other property-level or Company-level obligations, and amounted to $14,104,000 and $14,004,000 at September 30, 2009 and December 31, 2008, respectively.
Rents and Other Receivables
     Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over the contractual base rents is included in straight-line rents

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
receivable on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred; such income is recognized in the periods earned. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met.
     The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $4,821,000 and $2,966,000 at September 30, 2009 and December 31, 2008, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $1,175,000 and $411,000 for the three months ended September 30, 2009 and 2008, respectively, and $2,728,000 and $1,086,000 for the nine months ended September 30, 2009 and 2008, respectively.
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
Other Assets
     Other assets at September 30, 2009 and December 31, 2008 are comprised of the following:

	Sep 30,	Dec 31,
	2009	2008

Cumulative mark-to-market adjustments related to stock-based compensation	$2,237,000	$1,965,000
Prepaid expenses	8,038,000	4,643,000
Deposits	1,011,000	2,795,000

	$11,286,000	$9,403,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
Deferred Charges, Net
     Deferred charges at September 30, 2009 and December 31, 2008 are net of accumulated amortization and are comprised of the following:

	Sep 30,	Dec 31,
	2009	2008

Lease origination costs (i)	$19,838,000	$19,348,000
Financing costs (ii)	11,560,000	11,150,000
Other	1,965,000	2,495,000

	$33,363,000	$32,993,000

(i)	Lease origination costs include the amortized balance of intangible lease assets resulting from purchase accounting allocations of $12,083,000 and $12,977,000 as of September 30, 2009 and December 31, 2008, respectively.

(ii)	Financing costs are incurred in connection with the Company’s credit facilities and other long-term debt.
     Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $2,009,000 and $1,467,000 for the three months ended September 30, 2009 and 2008, respectively, and $5,469,000 and $4,235,000 for the nine months ended September 30, 2009 and 2008, respectively.
Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. Management has initiated certain steps, including revised computations of depreciation deductions for certain properties, so that the initial reduction and subsequent suspension of cash dividends on the Company’s common stock in 2009 would not adversely affect the Company’s REIT status for 2009.
Derivative Financial Instruments
     The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. As of September 30, 2009, the Company believes it has no significant risk associated with non-

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of September 30, 2009, if a counterparty were to default, the Company would receive a net interest benefit. At September 30, 2009, the Company had $81.0 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.8% per annum. At that date, the Company had accrued liabilities (included in accounts payable and accrued expenses on the consolidated balance sheet) for (i) $3.3 million relating to the fair value of interest rate swaps applicable to existing mortgage loans payable of $53.0 million, and (ii) $4.2 million relating to an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania, bearing an effective date of June 1, 2010, a termination date of June 1, 2020, and a fixed rate of 5.56%. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate. Total other comprehensive income was $2,791,000 and $4,477,000 for the three months ended September 30, 2009 and 2008, respectively, and $14,332,000 and $13,292,000 for the nine months ended September 30, 2009 and 2008, respectively. The total amount charged (credited) to operations was $(48,000) and $0 for the three months ended September 30, 2009 and 2008, respectively, and $67,000 and $0 for the nine months ended September 30, 2009 and 2008, respectively. Currently, all of the Company’s derivative instruments are designated as effective hedging instruments.
     The following is a summary of the derivative financial instruments held by the Company at September 30, 2009 and December 31, 2008:

			Notional values			Balance	Fair value
Designation/			Sep 30,	Dec 31,	Expiration	sheet	Sep 30,	Dec 31,
Cash flow	Derivative	Count	2009	2008	dates	location	2009	2008

						Accounts payable
	Interest					and
Qualifying	rate swaps	9	$80,959,000	$61,796,000	2010-2020	accrued expenses	$7,526,000	$10,590,000

     These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.
     The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of income and the consolidated statement of equity for the three and nine months ended September 30, 2009 and 2008, respectively:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

	Amount of gain (loss) recognized in other comprehensive (loss) income
	(effective portion)
	Three months ended Sep 30,		Nine months ended Sep 30,
Derivative	2009	2008	2009	2008

Interest rate swaps	$(983,000)	$(783,000)	$2,917,000	$(230,000)

	Amount of gain (loss) recognized in interest expense
	(ineffective portion)
	Three months ended Sep 30,		Nine months ended Sep 30,
Derivative	2009	2008	2009	2008

Interest rate swaps	$(48,000)	$—	$67,000	$—

Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period (including restricted shares and shares held by Rabbi Trusts). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The calculation of the number of such additional shares was anti-dilutive for the three and nine months ended September 30, 2009 and 2008, respectively, and accordingly, fully-dilutive EPS was the same as basic EPS for those periods.
Stock-Based Compensation
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) establishes the procedures for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 2,750,000, and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (i) upon the third anniversary of the date of grant for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants. Time-based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria.
     In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2009 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance- based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. In January 2008 and June 2008, the Company issued 53,000 shares and 7,000 shares of common stock, respectively, as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2010 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the January 2008 performance-based shares to be $6.05 per share, compared to a market price at the date of grant of $10.07 per share; similar methodology determined the value of the June 2008 performance-based shares to be $10.31 per share, compared to a market price at the date of grant of $12.13 per share. In January 2009, the Company issued 218,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2011 is equal to, or greater than, a blended measure of (i) an average of 6% return per year on the Company’s common stock, and (ii) the median return per year of the Company’s peer group. The independent appraisal determined the value of the performance-based shares to be $5.96 per share, compared to a market price at the date of grant of $7.02 per share.
     Additional restricted shares issued during the three and nine months ended September 30, 2009 and 2008 were time-based grants, and amounted to 20,000 shares and 0 shares for the three months ended September 30, 2009 and 2008, respectively, and 396,000 shares and 187,000 shares for the nine months ended September 30, 2009 and 2008, respectively. The value of all grants is being amortized on a straight-line basis over the respective vesting periods adjusted, as applicable, for fluctuations in the market value of the Company’s common stock. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet. The following table sets forth certain stock-based compensation information for the three and nine months ended September 30, 2009 and 2008, respectively:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

	Three months ended Sep 30,		Nine months ended Sep 30,
	2009	2008	2009	2008

Restricted share grants	20,000	—	614,000	247,000
Average per-share grant price	$6.00	$—	$4.94	$9.39
Recorded as deferred compensation, net	$120,000	$—	$3,036,000	$2,312,000

Charged to operations:
Amortization relating to stock-based compensation	$850,000	$595,000	$2,271,000	$1,851,000
Adjustments to reflect changes in market price of Company’s common stock	517,000	302,000	(558,000)	387,000

Total charged to operations	$1,367,000	$897,000	$1,713,000	$2,238,000

Non-vested shares:
Non-vested, beginning of period	1,090,000	627,000	508,000	380,000
Grants	20,000	—	614,000	247,000
Vested during period	(38,000)	(74,000)	(49,000)	(74,000)
Forfeitures	—	(1,000)	(1,000)	(1,000)

Non-vested, end of period	1,072,000	552,000	1,072,000	552,000

Average value of non-vested shares (based on grant price)	$8.11	$12.28	$8.11	$12.28

Value of shares vested during the period (based on grant price)	$398,000	$1,071,000	$564,000	$1,071,000

     At September 30, 2009, 1,510,000 shares remained available for grants pursuant to the Incentive Plan, and $3,537,000 remained as deferred compensation, to be amortized over various periods ending in September 2012.
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

Supplemental consolidated statement of cash flows information
Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)

	Nine months ended Sep 30,
	2009	2008

Supplemental disclosure of cash activities:
Interest paid	$37,785,000	$36,292,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	3,034,000	2,312,000
Issuance of non-interest-bearing purchase money mortgage (a)	—	(13,851,000)
Assumption of mortgage loans payable — acquisitions	(54,565,000)	(18,156,000)
Assumption of mortgage loan payable — disposition	2,258,000	—
Assumption of interest rate swap liabilities	—	(2,288,000)
Conversion of OP Units into common stock	90,000	54,000
Purchase accounting allocations:
Intangible lease assets	7,174,000	7,593,000
Intangible lease liabilities	(3,265,000)	(4,469,000)
Net valuation decrease in assumed mortgage loan payable (b)	1,649,000	—
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	3,064,000	(2,711,000)
Accrued real estate improvement costs	1,349,000	(3,230,000)
Accrued construction escrows	1,026,000	(387,000)
Accrued financing costs and other	22,000	(48,000)
Capitalization of deferred financing costs	1,242,000	592,000

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
Fair Value Measurements
     In September 2006, the accounting guidance relating to fair value measurements and disclosures was updated. The updated guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The updated guidance was effective on January 1, 2008 for financial assets, financial liabilities, and all nonfinancial assets and liabilities that are recognized or disclosed at fair value in financial statements on a recurring basis at least annually. The updated guidance was effective for all other nonfinancial assets and liabilities on January 1, 2009, and did not have a material effect on the Company’s consolidated financial statements. These standards did not materially affect how the Company determines fair value, but resulted in certain additional disclosures.
     The guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
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
     The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value. Financial assets and liabilities measured at fair value in the consolidated financial statements consist of interest rate swaps. The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of September 30, 2009, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. These methods of assessing fair value result in a general approximation of value, and such value may never be realized.
     The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable and accrued expenses approximate fair value. The valuation of the liability for the Company’s interest rate swaps ($7,526,000 at September 30, 2009), was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions.
     The fair value of the Company’s fixed rate mortgage loans was estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September 30, 2009 and December 31, 2008, the aggregate fair values of the Company’s fixed rate mortgage loans were approximately $692,825,000 and $606,753,000, respectively; the carrying values of such loans were $716,964,000 and $655,681,000, respectively, at those dates.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
Recently-Issued Accounting Pronouncements
     On January 1, 2009, the Company adopted the updated accounting guidance related to business combinations, which (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired, liabilities assumed, and any contingent consideration, (ii) requires expensing of most transaction costs that were previously capitalized, and (iii) requires the acquiror to disclose the information needed to evaluate and understand the nature and financial effect of the business combination to investors and other users. The principal impact of the adoption of this guidance on the Company’s financial statements, which is being applied prospectively, is that the Company has expensed most transaction costs relating to its acquisition activities ($0 and $1,273,000 for the three and nine months ended September 30, 2009, respectively, of which the noncontrolling interests’ share was $0 and $764,000, respectively).
     On January 1, 2009, the Company adopted the updated accounting guidance related to noncontrolling interests in consolidated financial statements, which clarifies that a noncontrolling interest in a subsidiary (minority interests or certain limited partners’ interest, in the case of the Company), subject to the classification and measurement of redeemable securities, is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. The updated guidance requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. The updated guidance requires a parent company to recognize a gain or loss in net income when a subsidiary is deconsolidated and requires the parent company to attribute to noncontrolling interests their share of losses, if appropriate, even if such attribution results in a deficit balance applicable to the noncontrolling interests within the parent company’s equity accounts. The updated guidance is to be applied prospectively as of January 1, 2009, but requires retroactive application of the presentation and disclosure requirements for all periods presented, and early adoption was not permitted. The Company has reclassified, for all periods presented, the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate (certain non-controlling interests of the Company will continue to be classified in the mezzanine section of the balance sheet as such Mezz OP Units do not meet the requirements for equity classification, since certain of the holders of OP Units have registration rights that provide such holders with the right to demand registration under the federal securities law of the common stock of the Company issuable upon conversion of such OP Units). The Company will adjust the carrying value of the Mezz OP Units each period to equal the greater of its historical carrying value or its redemption value. Through September 30, 2009, there have been no cumulative net adjustments recorded to the carrying amounts of the Mezz OP Units.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
     On January 1, 2009, the Company adopted the updated accounting guidance related to disclosures about derivative instruments and hedging activities, which is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Among other requirements, entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) the accounting treatment for derivative instruments and related hedged items, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Other than the enhanced disclosure requirements, the adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
     On January 1, 2009, the Company adopted the updated accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. The adoption of this guidance had no impact on the Company’s consolidated financial statements as unvested restricted stock awards are included in the computations of both basic and diluted earnings per share.
     On April 1, 2009, the Company adopted the updated accounting guidance related to interim disclosures about fair value of financial instruments (the prior guidance had required annual disclosures of the fair value of all instruments, recognized or unrecognized, except for those specifically excluded, when practical to do so). The updated guidance requires a publicly-traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The updated guidance must be applied prospectively and does not require disclosures for earlier periods presented for comparative periods at initial adoption. Other than the enhanced disclosure requirements, the adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
     On April 1, 2009, the Company adopted additional updated accounting guidance relating to fair value measurements and disclosures, which clarifies the guidance for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased, and includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
     On April 1, 2009, the Company adopted the updated accounting guidance related to subsequent events, which establishes principles and requirements for evaluating, recognizing and disclosing subsequent events. The updated guidance was applied prospectively and did not have an impact on the Company’s consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
     The FASB has issued updated accounting guidance for determining whether an entity is a VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. The updated guidance requires an entity to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance is effective for fiscal years beginning after November 15, 2009 and early adoption is not permitted. The Company has not yet determined the effect that this guidance may have on its consolidated financials statements.
Note 3. Real Estate
     The following are the significant real estate transactions that occurred during the nine months ended September 30, 2009.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
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
Real Estate Pledged
     At September 30, 2009 and December 31, 2008, respectively, substantially all of the Company’s real estate was pledged as collateral for mortgage loans payable and the revolving credit facilities.
Pro Forma Financial Information (unaudited)
     During the period January 1, 2008 through September 30, 2009, the Company acquired six shopping and convenience centers aggregating approximately 790,000 sq. ft. of GLA, purchased the joint venture minority interests in four properties, purchased approximately 182 acres of land for expansion and/or future development, for a total cost of approximately $189.0 million, and sold three of its operating properties aggregating approximately 40,000 sq. ft. of GLA for a sales price of approximately $5.7 million. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for the three and nine months ended September 30, 2009 and 2008, respectively, as if all of these property acquisitions and sales were completed as of January 1, 2008. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2008, nor does it purport to predict the results of operations for future periods.

	Three months ended Sep 30,		Nine months ended Sep 30,
	2009	2008	2009	2008

Revenues	$45,850,000	$45,808,000	$137,981,000	$137,806,000

Net income attributable to common shareholders	$1,975,000	$3,194,000	$5,737,000	$7,144,000

Per common share (basic and diluted)	$0.04	$0.07	$0.13	$0.16

Weighted average number of common shares outstanding	45,066,000	44,488,000	45,003,000	44,470,000

Note 4. Mortgage Loans Payable and Secured Revolving Credit Facilities
Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
     Secured debt is comprised of the following at September 30, 2009 and December 31, 2008:

	At Sep 30, 2009			At Dec 31, 2008
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages (a)	$716,964,000	5.8%	4.8% - 8.5%	$655,681,000	5.8%	4.8% - 8.5%
Variable-rate mortgages	78,512,000	3.4%	2.5% - 5.9%	53,302,000	4.4%	2.5% - 5.9%

Total property-specific mortgages	795,476,000	5.6%		708,983,000	5.7%
Stabilized property credit facility	238,985,000	1.6%		250,190,000	2.7%
Development property credit facility	84,494,000	2.5%		54,300,000	3.4%

	$1,118,955,000	4.5%		$1,013,473,000	4.8%

(a)	Fixed-rate mortgages at December 31, 2008 include a $2,283,000 mortgage loan payable related to real estate held for sale.
Mortgage loans payable
     During the nine months ended September 30, 2009, the Company assumed $52.9 million of fixed-rate mortgage loans payable in connection with acquisitions, bearing interest at rates of 6.1% and 6.2% per annum, with an average of 6.2% per annum. These principal amounts and rates of interest represent the fair values at the respective dates of acquisition. The stated contract amounts were $54.6 million at the respective dates of acquisition, bearing interest at rates of 4.9% and 6.2% per annum, with an average of 5.5% per annum.
     During the nine months ended September 30, 2009, the Company refinanced three properties that had collateralized the secured revolving stabilized property credit facility. The new fixed-rate mortgages, aggregating $23.3 million, bear interest at rates of 5.25% and 6.75% per annum, with an average of 6.4% per annum. The Company used the mortgage proceeds to reduce the balance outstanding under the secured revolving stabilized property credit facility.
     In addition, the Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has guaranteed and pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. This facility will expire in September 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $57.5 million at September 30, 2009, and such borrowings bore interest at an average rate of 2.5% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. As of September 30, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
Secured Revolving Stabilized Property Credit Facility
     The Company has a $300 million secured revolving stabilized property credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility, as amended, will expire on January 30, 2010. Borrowings outstanding under the facility aggregated $239.0 million at September 30, 2009, and such borrowings bore interest at an average rate of 1.6% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a bps spread depending upon the Company’s leverage ratio, as defined, measured quarterly. The LIBOR spread ranges from 110 to 145 bps (the spread as of September 30, 2009 was 135 bps, which will remain in effect through December 31, 2009). The prime rate spread ranges from 0 to 50 bps (the spread as of September 30, 2009 was 0 bps, which will remain in effect through December 31, 2009). The facility also requires an unused portion fee of 15 bps.
     The secured revolving stabilized property credit facility has been used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of September 30, 2009, the Company was permitted to draw up to approximately $261.5 million, of which approximately $22.5 million remained available as of that date. As of September 30, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.
     The Company is in the process of negotiating an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A., continuing as agent, together with three other lead lenders and other participating banks, and has received commitments from participants, as of November 6, 2009, of $265.0 million (subject, in some instances, to the RioCan private placement described below). The principal terms of the new facility include (i) an availability to be based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5%, (iv) an unused portion fee of 50 bps, and (v) a maturity date of January 31, 2012 plus a one-year extension option. In addition, the new facility will require the Company to pay participating lender fees and closing and transaction costs estimated to aggregate approximately $9.0 million. Other terms are expected to be similar to the present arrangement. The Company expects to conclude the new facility during the fourth quarter of 2009. Although the amount that the Company will be permitted to draw under the proposed facility will be in excess of the amount outstanding under the existing facility, the remaining availability will be less than under the existing facility, absent contributions of additional properties to the collateral pool.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
Secured Revolving Development Property Credit Facility
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been and is expected to be further used to fund in part the Company’s and certain joint ventures’ development activities for the balance of 2009 and in subsequent years. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $84.5 million at September 30, 2009, and such borrowings bore interest at a rate of 2.5% per annum. As of September 30, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.
Note 5. Standby Equity Purchase Agreement
     On September 21, 2009, The Company entered into a Standby Equity Purchase Agreement (the “SEPA Agreement”) with YA Global Master SPV Ltd., an affiliate of Yorkville Advisors (“YA Global”), for sales of shares of the Company’s common stock aggregating up to $30 million over a two-year commitment period; the commitment is expandable at the Company’s option to $45 million. Under the terms of the SEPA Agreement, the Company may (but is not obligated to), from time to time, sell newly-issued shares of its common stock to YA Global at a discount to market of 1.75%. The amount of each sale generally is limited to 20% of the average daily trading volume, but not to exceed $1 million per day. In connection with these SEPA Agreement sales transactions, the Company agreed to pay Raymond James & Associates, Inc. a 0.75% placement agent fee.
     In addition to sales transactions meeting these volume/size limitations, the Company is entitled to require YA Global to make larger advances to it of up to $5 million each provided, however, that the Company may only request these larger advances approximately once a month. With respect to these larger advances, the common stock sales will be at a discount to market of 2.75% and the placement agent fee will be 1.25%. Such larger advances are initially being accounted for as liabilities, due to the Company’s conditional obligation to issue a variable

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2009
(unaudited)
number of shares of commons stock. Once these advances are settled by the Company with shares of common stock the liabilities are then converted and reflected as equity
     No common stock sales had been made pursuant to the SEPA Agreement prior to September 30, 2009. Through October 31, 2009, approximately 149,000 shares had been sold pursuant to the SEPA Agreement, at an average price of $6.21 per share, resulting in net proceeds to the Company, before allocation of issuance expenses, of approximately $873,000.
Note 6. Subsequent Events
     In determining subsequent events, management reviewed all activity from October 1, 2009 through the date of filing this Quarterly Report on Form 10-Q.
     On October 6, 2009, the Company borrowed $3.0 million from Regions Bank, collateralized by first mortgage liens on four undeveloped land parcels. The interest-only loan, which is payable in full on July 6, 2010, bears interest at LIBOR plus 395 bps, with a 200 bps LIBOR floor.
     On October 26, 2009, the Company entered into definitive agreements with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian trust listed on the Toronto Stock Exchange (“RioCan”), which provide for (1) RioCan to make a $40 million private placement investment of 6,666,666 shares of the Company’s common stock at $6.00 per share, (2) the Company to grant to RioCan warrants to purchase 1,428,570 shares of the Company’s common stock, at an exercise price of $7.00 per share, exercisable over a two-year period, (3) the Company and RioCan to enter into an 80% (RioCan) and 20% (Cedar) joint venture for seven supermarket-anchored properties presently owned by the Company, (4) the Company and RioCan to enter into an agreement to acquire up to $500 million of primarily supermarket-anchored properties in the Company’s primary market areas during the next two years, in the same joint venture format, and (5) the Company and RioCan to enter into a “standstill” agreement with respect to RioCan’s ownership of Cedar’s common shares for a three-year period. The private placement investment by RioCan and the issuance of the warrants by the Company concluded on October 30, 2009. Aggregate net proceeds to the Company from the private placement and existing-property joint venture transactions are expected to total approximately $100.0 million, after estimated closing and transaction costs, which will be used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities. Closings related to the existing-property joint venture are expected to be completed by the end of the first quarter of 2010, subject to the timing of lender consents to the transfer of properties to the joint venture, as applicable. The Company has determined that the seven-property joint venture transaction should be treated as a partial sale for accounting purposes and valued at fair value, which will result in an impairment charge in the fourth quarter of 2009 that the Company presently estimates will be approximately $23 million, including an estimate of costs and expenses. This amount is subject to adjustment after the final determination of the ultimate sales price of the seven properties and final determination of costs and expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
     The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominantly in coastal mid-Atlantic and New England states. At September 30, 2009, the Company had a total portfolio of 124 properties totaling approximately 13.1 million sq. ft. of gross leasable area (“GLA”), including (a) 107 wholly-owned properties comprising approximately 10.8 million sq. ft. of GLA, (b) 13 properties owned in joint venture comprising approximately 1.7 million sq. ft. of GLA, and (c) four ground-up development properties comprising approximately 0.6 million sq. ft. of GLA. At September 30, 2009, the 109 “stabilized property” portfolio (including properties wholly-owned and in joint venture) was approximately 95% leased, six redevelopment properties were approximately 83% leased, and five retenanting properties were approximately 62% leased. On an overall basis, excluding the ground-up development properties, the portfolio was approximately 92% leased as of September 30, 2009. The Company also owned approximately 215 acres of land, a significant portion of which is under development, and has a 76.3% interest in an unconsolidated joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At September 30, 2009, the Company owned 95.7% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
     The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on supermarket-anchored community shopping centers and drug store-anchored convenience centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities-based” properties should provide relatively stable revenue flows even during difficult economic times. In April 2009, the Company’s Board of Directors determined to suspend payment of cash dividends with respect to its common stock and OP Units for the balance of 2009 (the quarterly dividends paid in February had already been reduced by one-half). Based on the number of shares of common stock and OP Units outstanding at the time, the cash savings throughout 2009 was estimated to aggregate approximately $37 million. This decision was in response to the state of the economy, the difficult retail environment and the constrained capital markets.

     The Company has historically sought opportunities to acquire properties suited for development and/or redevelopment and, to a lesser extent than in the recent past, stabilized properties, where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. In view of recent economic conditions, the Company has substantially reduced both of these activities during 2009 to date and does not expect to materially increase such activities for the remainder of the year. However, the Company does expect to increase acquisition activities in connection with the RioCan transaction described elsewhere herein.
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
     The Company has identified the following critical accounting policies, the application of which requires significant judgments and estimates:
Revenue Recognition
     Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over the contractual base rents is included in straight-line rents receivable on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred; such income is recognized in the periods earned. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified targets are met.
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
     A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under construction. The Company considers a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major development activity. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The effect of a longer capitalization period would be to increase capitalized costs and would result in higher net income, whereas the effect of a shorter capitalization period would be to reduce capitalized costs and would result in lower net income.
     The Company allocates the fair value of real estate acquired to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities. The principal impact on the Company’s financial statements of the adoption of recent updated accounting guidance related to business combinations, which became effective January 1, 2009, is that the Company has expensed most transaction costs relating to its acquisition activities.
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
Stock-Based Compensation
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) establishes the procedures for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan, as amended, is 2,750,000, and the maximum number of shares that may be granted to a participant in any calendar year is

250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (i) upon the third anniversary of the date of grant for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants. Time-based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. These value estimates have a direct impact on net income, because higher valuations would result in lower net income, whereas lower valuations would result in higher net income. The value of such grants is being amortized on a straight-line basis over the respective vesting periods, as adjusted for fluctuations in the market value of the Company’s common stock.
Results of Operations
     A substantial portion of the differences in results of operations between the three and nine months ended September 30, 2009 and 2008, respectively, was the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the period January 1, 2008 through September 30, 2009, the Company acquired six shopping and convenience centers aggregating approximately 790,000 sq. ft. of GLA, purchased the joint venture minority interests in four properties, and acquired approximately 182 acres of land for development, expansion and/or future development, for a total cost of approximately $189.0 million. In addition, the Company placed into service five ground-up developments having an aggregate cost of approximately $148.5 million. Net income was $3.8 million and $5.8 million for the three months ended September 30, 2009 and 2008, respectively, and $11.6 million and $15.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Comparison of the three months ended September 30, 2009 to the three months ended September 30, 2008

						Properties
	Three months ended Sep 30,		Increase	Percentage	Acquisitions	held in
	2009	2008	(decrease)	change	and other (ii)	both periods

Total revenues	$45,850,000	$43,131,000	$2,719,000	6%	$3,274,000	$(555,000)
Property operating expenses	13,776,000	11,902,000	1,874,000	16%	1,575,000	299,000
Depreciation and amortization	12,730,000	11,951,000	779,000	7%	1,037,000	(258,000)
General and administrative	2,521,000	2,649,000	(128,000)	-5%	n/a	n/a
Non-operating income and expense, net (i)	12,458,000	10,866,000	1,592,000	15%	n/a	n/a
Discontinued operations:
Income from discontinued operations	1,000	48,000	(47,000)	-98%	n/a	n/a
Impairment charge	(552,000)	—	(552,000)	100%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), equity in income of an unconsolidated joint venture, and gain on sale of a land parcel.

(ii)	Includes principally the results of properties acquired after January 1, 2008. Amounts also include (a) unallocated property and construction management compensation and benefits (including stock-based compensation), (b) results of a property in Wyoming, Michigan where the then existing building improvements were demolished in the second quarter of 2008 as part of the redevelopment plans for the property and (c) results of ground-up development and re-development properties recently placed into service.
     Properties held in both periods. The Company held 111 properties throughout the three months ended September 30, 2009 and 2008.
     Total revenues decreased primarily as a result of (i) a decrease in other income consisting primarily of insurance proceeds received in the third quarter of 2008 at a single property ($383,000), (ii) a decrease in tenant recoveries primarily due to a lower collection rate on billable operating expenses ($215,000), (iii) a decrease in percentage rent ($176,000), (iv) a decrease in base rent ($155,000), and (v) a decrease in non-cash straight-line rental income primarily due to early lease terminations ($122,000), offset by (vi) a net increase ($496,000) in non-cash amortization of intangible lease liabilities primarily due to a tenant vacating its leased premises, off-set by the completion of scheduled amortization at certain properties; these intangible changes also resulted in a decrease in depreciation and amortization expense. In connection with the worsening economic climate beginning in the latter part of 2008 and continuing into 2009, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected circumstances, the aggregate amount of such relief granted had a limited impact on results of operations. However, there can be no assurance that the amount of such relief will not become more significant in future periods.
     Property operating expenses increased as a result of (i) an increase in real estate and other property-related taxes primarily due to reassessments at recently-acquired or re-developed properties ($193,000), (ii) an increase in the provision for doubtful accounts primarily due to more challenging economic conditions in 2009 for a number of non-core tenants ($645,000), offset by (iii) a decrease in insurance expense ($163,000), (iv) a decrease in utilities expense ($110,000), and (v) a decrease in a number of other operating expenses ($266,000).
     General and administrative expenses decreased primarily as a result of minor changes in a number of general and administrative expenses.
     Non-operating income and expense, net, increased primarily due to (i) increased interest costs from borrowings for assumed debt related to property acquisitions and the purchase of a joint venture partner’s interest ($1,128,000), (ii) increased interest costs from property-specific mortgage financings ($530,000), (iii) higher amortization of deferred financing costs ($519,000) primarily due to costs incurred in closing the secured revolving development property credit facility in June 2008 and extending the secured revolving stabilized property credit facility in January 2009, (iv) lower equity in income of unconsolidated joint venture ($50,000), and (v) lower interest income as a result of lower cash balances and lower prevailing interest rates ($23,000), offset by (vi) lower prevailing interest rates applicable to the Company’s variable-rate debt ($658,000).
     Discontinued operations for the three months ended September 30, 2009 include the operating results and impairment charge ($552,000) for Staples at Oswego. Discontinued operations for the three months ended September 30, 2008 include the operating results for Staples at Oswego, McDonalds/Waffle House and CVS at Westfield.

Comparison of the nine months ended September 30, 2009 to the nine months ended September 30, 2008

						Properties
	Nine months ended Sep 30,		Increase	Percentage	Acquisitions	held in
	2009	2008	(decrease)	change	and other (ii)	both periods
Total revenues	$137,207,000	$129,288,000	$7,919,000	6%	$8,127,000	$(208,000)
Property operating expenses	41,530,000	36,547,000	4,983,000	14%	2,550,000	2,433,000
Depreciation and amortization	37,705,000	37,399,000	306,000	1%	1,207,000	(901,000)
General and administrative	6,813,000	7,163,000	(350,000)	-5%	n/a	n/a
Terminated projects and acquisition transaction costs	3,948,000	5,000	3,943,000	100%	n/a	n/a
Non-operating income and expense, net (i)	35,309,000	32,858,000	2,451,000	7%	n/a	n/a
Discontinued operations:
Income from discontinued operations	100,000	151,000	(51,000)	-34%	n/a	n/a
Impairment charges	(722,000)	—	(722,000)	100%	n/a	n/a
Gain on sale of discontinued operations	277,000	—	277,000	100%	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), equity in income of an unconsolidated joint venture, and gain on sale of a land parcel.

(ii)	Includes principally the results of properties acquired after January 1, 2008. Amounts also include (a) unallocated property and construction management compensation and benefits (including stock-based compensation), (b) results of a property in Wyoming, Michigan where the then existing building improvements were demolished in the second quarter of 2008 as part of the redevelopment plans for the property and (c) results of ground-up development and re-development properties recently placed into service.
     Properties held in both periods. The Company held 109 properties throughout the nine months ended September 30, 2009 and 2008.
     Total revenues decreased primarily as a result of (i) a decrease in non-cash straight-line rental income primarily due to early lease terminations ($540,000), (ii) a decrease in other income consisting primarily of insurance proceeds received in the second and third quarters of 2008 at two properties ($518,000), (iii) a decrease in base rent ($92,000), and (iv) a decrease in percentage rent ($57,000), offset by (v) an increase in tenant recoveries primarily due to a net increase in billable property operating expenses ($878,000), and (vi) a net increase ($121,000) in non-cash amortization of intangible lease liabilities primarily due to tenants vacating their leased premises, off-set by the completion of scheduled amortization at certain properties; these intangible changes also resulted in a decrease in depreciation and amortization expense. In connection with the worsening economic climate beginning in the latter part of 2008 and continuing into 2009, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected circumstances, the aggregate amount of such relief granted had a limited impact on results of operations. However, there can be no assurance that the amount of such relief will not become more significant in future periods.
     Property operating expenses increased as a result of (i) an increase in the provision for doubtful accounts primarily due to more challenging economic conditions in 2009 for a number of non-core tenants ($1,388,000), (ii) an increase in real estate and other property-related taxes ($1,248,000) primarily due to reassessments at recently-acquired or re-developed properties, and

(iii) an increase in snow removal costs ($736,000), offset by decreases in (iv) insurance expense ($232,000), (v) landscaping expense ($158,000), and (vi) a number of other operating expenses ($549,000).
     General and administrative expenses decreased primarily as a result of a (i) decrease in stock-based compensation ($346,000), due to a decrease in the market price of the Company’s common stock off-set by additional amortization of grants, and (ii) minor changes in a number of general and administrative expenses
     Terminated projects and acquisition transaction costs in the nine months ended September 30, 2009 represent (i) costs including deposits, engineering and other professional fees and capitalized interest, incurred in prior years for a potential development opportunity in Milford, Delaware that the Company in the second quarter of 2009 determined would not go forward ($2,423,000) and (ii) costs incurred primarily in the first quarter of 2009 related to the acquisitions through joint ventures of San Souci Plaza and New London Mall and the costs associated with a cancelled acquisition (an aggregate of $1,525,000).
     Non-operating income and expense, net, increased primarily due to (i) increased interest costs from borrowings for assumed debt related to property acquisitions and the purchase of a joint venture partner’s interest ($3,161,000), (ii) higher amortization of deferred financing costs ($1,182,000) primarily due to costs incurred in closing the secured revolving development property credit facility in June 2008 and extending the secured revolving stabilized property credit facility in January 2009, (iii) lower interest income as a result of lower cash balances and lower prevailing interest rates ($243,000), and (iv) increased interest costs from property-specific mortgage financings ($35,000), offset by (v) lower prevailing interest rates applicable to the Company’s variable-rate debt ($1,814,000), (vi) a gain on the sale of a land parcel ($236,000), and (vii) higher equity in income of unconsolidated joint venture ($120,000).
     Discontinued operations for the nine months ended September 30, 2009 include the operating results for Staples at Oswego, McDonalds/Waffle House and CVS at Westfield, as well the (i) impairment charges for Staples at Oswego ($552,000) and CVS at Westfield ($170,000), and (ii) a gain on sale for McDonalds/ House ($277,000). Discontinued operations for the nine months ended September 30, 2008 include the operating results for Staples at Oswego, McDonalds/Waffle House and CVS at Westfield.
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
     In April 2009, the Company’s Board of Directors determined to suspend payment of cash dividends with respect to its common stock and OP Units for the balance of 2009 (the quarterly dividends paid in February had already been reduced by one-half). Based on the number of shares of common stock and OP Units outstanding at the time, the cash savings throughout 2009 was estimated to aggregate approximately $37 million. This decision was in response to the state of the economy, the difficult retail environment and the constrained capital markets. Management does not expect that it will be required to make any significant cash distributions on the Company’s common stock/OP Units in 2010 to maintain the Company’s REIT status for 2009.
     The Company has a $300 million secured revolving stabilized property credit facility with Bank of America, N.A. (as agent) and several other banks, pursuant to which the Company has pledged certain of its shopping center properties as collateral for borrowings thereunder. The facility will expire on January 30, 2010. Borrowings outstanding under the facility aggregated $239.0 million at September 30, 2009, and such borrowings bore interest at an average rate of 1.6% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a basis points (“bps”) spread depending upon the Company’s leverage ratio, as defined, measured quarterly. The LIBOR spread ranges from 110 to 145 bps (the spread as of September 30, 2009 was 135 bps, which will remain in effect through December 31, 2009). The prime rate spread ranges from 0 to 50 bps (the spread as of September 30, 2009 was 0 bps, which will remain in effect through December 31, 2009). The facility also requires an unused portion fee of 15 bps. The credit facility has been used to fund acquisitions, development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. As of September 30, 2009, based on covenant measurements and collateral in place, the Company was permitted to draw up to approximately $261.5 million, of which approximately $22.5 million remained available as of that date. As of September 30, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.
     The Company is in the process of negotiating an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A., continuing as agent, together with three other lead lenders and other participating banks, and has received commitments from participants, as of November 6, 2009, of $265.0 million (subject, in some instances, to the RioCan private placement described below). The principal terms of the new facility include (i) an availability to be based primarily on appraisals, with a 67.5% advance rate,

(ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5%, (iv) an unused portion fee of 50 bps, and (v) a maturity date of January 31, 2012 plus one-year extension option. In addition, the new facility will require the Company to pay participating lender fees, closing and transaction costs estimated to aggregate $9.0 million. Other terms are expected to be similar to the present arrangement. The Company expects to conclude the new facility during the fourth quarter of 2009. Although the amount that the Company will be permitted to draw under the proposed facility will be in excess of the amount outstanding under the existing facility, the remaining availability will be less than under the existing facility, absent contributions of additional properties to the collateral pool.
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development and redevelopment projects as collateral for borrowings to be made thereunder. This facility is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $84.5 million at September 30, 2009 and bore interest at a rate of 2.5% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. The facility also requires an unused portion fee of 15 bps. As of September 30, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility, which are similar to those contained in the secured revolving stabilized property credit facility. The Company plans to add additional properties to the collateral pool of this facility as their respective stages of development permit, with the intent of making a substantial portion of the facility available.
     The Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. This facility will expire in September 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $57.5 million at September 30, 2009 and bore interest at a rate of 2.5% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. As of September 30, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
     Mortgage loans payable at September 30, 2009 consisted of fixed-rate notes totaling $717.0 million, with a weighted average interest rate of 5.8%, and variable-rate debt totaling $402.0 million (consisting principally of advances outstanding under the Company’s variable-rate credit facilities), with a weighted average interest rate of 2.1%. Total mortgage loans payable and secured revolving credit facilities have an overall weighted average interest rate of 4.5% and mature at various dates through 2029. For the remainder of 2009, the Company has approximately $2.2 million of scheduled debt principal amortization payments and no debt balloon payments. For 2010, the Company has approximately $9.1 million of scheduled debt principal amortization payments and $9.2 million of balloon payments.
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.
     On October 26, 2009, the Company entered into definitive agreements with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian trust listed on the Toronto Stock Exchange (“RioCan”), which provide for (1) RioCan to make a $40 million private placement investment of 6,666,666 shares of the Company’s common stock at $6.00 per share, (2) the Company to grant to RioCan warrants to purchase 1,428,570 shares of the Company’s common stock, at an exercise price of $7.00 per share, exercisable over a two-year period, (3) the Company and RioCan to enter into an 80% (RioCan) and 20% (Cedar) joint venture for seven supermarket-anchored properties presently owned by the Company, (4) the Company and RioCan to enter into an agreement to acquire up to $500 million of primarily supermarket-anchored properties in the Company’s primary market areas during the next two years, in the same joint venture format, and (5) the Company and RioCan to enter into a “standstill” agreement with respect to RioCan’s ownership of Cedar’s common shares for a three-year period. The private placement investment by RioCan and the issuance of the warrants by the Company concluded on October 30, 2009. Aggregate net proceeds to the Company from the private placement and existing-property joint venture transactions are expected to total approximately $100.0 million, after estimated closing and transaction costs, which will be used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities. Closings related to the existing-property joint venture are expected to be completed by the end of the first quarter of 2010, subject to the timing of lender consents to the transfer of properties to the joint venture, as applicable.
     The Company expects to have sufficient liquidity to effectively manage its business. Such liquidity sources include, amongst others (i) cash on hand, (ii) operating cash flows, (iii) availability under its secured revolving credit facilities, (iv) property-specific financings, (v) sales of properties, (vi) proceeds from contributions of properties to joint ventures, and/or issuances of shares of common or preferred stock.
Net Cash Flows
Operating Activities
     Net cash flows provided by operating activities amounted to $34.2 million and $40.4 million for the nine months ended September 30, 2009 and 2008, respectively. Net cash flows for the 2009 period reflect reductions of $1.3 million for payment of transaction costs (including an amount that would have been treated as an investing activity prior to the adoption of the updated accounting guidance related to business combinations), and $4.4 million reflecting the timing of payments of accounts payable and accrued expenses and of the receipt of billed receivables.

Investing Activities
     Net cash flows used in investing activities were $83.8 million and $90.3 million for the nine months ended September 30, 2009 and 2008, respectively, and were primarily the result of the Company’s property acquisition program and continuing development/redevelopment activities. During the nine months ended September 30, 2009, the Company acquired two shopping centers and incurred expenditures for property development and improvements, an aggregate of $86.0 million. The Company realized net proceeds from the sales of real estate of $3.5 million and made a $0.4 million additional investment in its unconsolidated joint venture. During the nine months ended September 30, 2008, the Company acquired two shopping and convenience centers, acquired land for development, expansion and/or future development and incurred expenditures for property development and improvements, an aggregate of $71.0 million. In addition, the Company purchased the joint venture minority interests in four properties for $17.5 million and made a $1.1 million additional investment in its unconsolidated joint venture.
Financing Activities
     Net cash flows provided by financing activities were $50.9 million and $36.8 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009, the Company received $23.3 million from property-specific financings, net advance proceeds of $19.0 million from its revolving credit facilities, $12.2 million in contributions from noncontrolling interests (minority interest partners), and $28.3 million in proceeds from its property-specific construction facility, offset by repayment of mortgage obligations of $15.8 million, preferred and common stock dividend payments of $11.0 million, the payment of debt financing costs of $2.8 million, and distributions to noncontrolling interests of $2.3 million ($2.1 million to minority interest partners and $0.2 million to limited partners). During the nine months ended September 30, 2008, the Company received net advance proceeds of $84.2 million from its revolving credit facilities, $63.6 million in proceeds from property-specific financings, $17.3 million in proceeds from its property-specific construction facility, and $4.3 million in contributions from noncontrolling interests (minority interest partners), offset by repayment of mortgage obligations of $90.8 million, preferred and common stock dividend payments of $35.9 million, payment of debt financing costs of $4.4 million, distributions to noncontrolling interests (limited partners) of $1.4 million, and the redemption of OP Units of $0.1 million.
Funds From Operations
     Funds From Operations (“FFO”) is a widely-recognized non-GAAP financial measure for REITs that the Company believes, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate has generally appreciated over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. The Company presents FFO because the Company considers it an important supplemental measure of its operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Among other things, the Company uses FFO or an adjusted FFO-based measure (i) as a criterion to determine performance-based bonuses for members of senior management, (ii) in performance comparisons with other shopping center REITs, and (iii) to measure compliance with certain financial covenants under the terms of the Company’s secured revolving credit facilities.
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
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income attributable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three and nine months ended September 30, 2009 and 2008:

	Three months ended Sep 30,		Nine months ended Sep 30,
	2009	2008	2009	2008

Net income attributable to common shareholders	$1,447,000	$3,277,000	$5,130,000	$7,613,000
Add (deduct):
Real estate depreciation and amortization	12,671,000	11,921,000	37,655,000	37,321,000
Noncontrolling interests:
Limited partners’ interest	66,000	148,000	233,000	347,000
Minority interests in consolidated joint ventures	332,000	412,000	287,000	1,600,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(1,661,000)	(1,368,000)	(4,131,000)	(4,566,000)
Equity in income of unconsolidated joint venture	(260,000)	(310,000)	(802,000)	(682,000)
FFO from unconsolidated joint venture	377,000	360,000	1,113,000	941,000
Gain on sale of discontinued operations	—	—	(277,000)	—

Funds From Operations	$12,972,000	$14,440,000	$39,208,000	$42,574,000

FFO per common share (assuming conversion of OP Units):
Basic	$0.28	$0.31	$0.83	$0.92

Diluted	$0.28	$0.31	$0.83	$0.92

Weighted average number of common shares:
Shares used in determination of basic earnings per share	45,066,000	44,488,000	45,003,000	44,470,000
Additional shares assuming conversion of OP Units (basic)	2,014,000	2,019,000	2,016,000	2,026,000

Shares used in determination of basic FFO per share	47,080,000	46,507,000	47,019,000	46,496,000

Shares used in determination of diluted earnings per share	45,066,000	44,490,000	45,003,000	44,472,000
Additional shares assuming conversion of OP Units (diluted)	2,014,000	2,020,000	2,016,000	2,026,000

Shares used in determination of diluted FFO per share	47,080,000	46,510,000	47,019,000	46,498,000

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
     The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures, development/redevelopment activities, and acquisitions, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments, such as interest rate swaps and caps, in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At September 30, 2009, the Company had approximately $53.0 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.8% per annum. In addition, the Company had an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania.
     At September 30, 2009, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $717.0 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $402.0 million of variable-rate debt (including $323.5 million in advances under the Company’s revolving credit facilities) was 2.1%. The secured revolving stabilized property credit facility matures in January 2010 and the secured revolving development property credit facility matures in June 2011, subject to a one-year extension option.
     At September 30, 2009, the Company had accrued liabilities (included in accounts payable and accrued expenses on the consolidated balance sheet) for (i) $3.3 million relating to the fair value of interest rate swaps applicable to existing mortgage loans payable of $53.0 million, and (ii) $4.2 million relating to an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania, bearing an effective date of June 1, 2010, a termination date of June 1, 2020, and a fixed rate of 5.56%.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of September 30, 2009, and have determined that such disclosure controls and procedures are effective.

     During the three months ended September 30, 2009, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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
November 6, 2009