Form 10-K
period 2009-12-31
CEDAR SHOPPING CENTERS INC
filed 2010-03-15
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐ No ☑
Based on the closing sales price on June 30, 2009 of $4.52 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $196,177,000.
The number of shares outstanding of the registrant’s Common Stock $.06 par value was 62,007,366 on February 28, 2010.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2010 annual meeting of shareholders are incorporated herein by reference.

CEDAR SHOPPING CENTERS, INC.

Special Note Regarding Forward-Looking Statements
     Certain statements contained in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s beliefs, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, expectations or intentions, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such differences include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants (including an inability to pay rent, filing for bankruptcy protection, closing stores and/or vacating the premises); the continuing availability of acquisition, development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital (including the availability of construction financing) in the public and private markets; the availability of suitable joint venture partners and potential purchasers of the Company’s properties if offered for sale; the ability of the Company’s joint venture partner to fund its share of future property acquisitions; changes in interest rates; the fact that returns from acquisition, development and redevelopment activities may not be at expected levels or at expected times; risks inherent in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, changes in governmental regulations relating thereto, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration or termination of current leases and incur applicable required replacement costs; and the financial flexibility of ourselves and our joint venture partners to repay or refinance debt obligations when due and to fund tenant improvements and capital expenditures. The Company does not intend, and disclaims any duty or obligation, to update or revise any forward-looking statements set forth in this report to reflect any change in expectations, change in information, new information, future events or other circumstances on which such information may have been based. See Item 1A. “Risk Factors” elsewhere herein.

Part I.
Items 1 and 2. Business and Properties
General
     Cedar Shopping Centers, Inc. (the “Company”), organized in 1984, is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers in mid-Atlantic and Northeast coastal states. At December 31, 2009, the Company owned and managed (both wholly-owned and in joint venture) a portfolio of 119 operating properties totaling approximately 13.0 million square feet of gross leasable area (“GLA”), including 95 wholly-owned properties comprising approximately 9.5 million square feet, 13 properties owned in joint venture (consolidated) comprising approximately 1.7 million square feet, seven properties transferred or to be transferred to a managed joint venture (unconsolidated) comprising approximately 1.2 million square feet, and four ground-up developments comprising approximately 0.6 million square feet. Excluding the four ground-up development properties, the 115 property portfolio was approximately 91% leased at December 31, 2009; the 101 property “stabilized” portfolio was approximately 95% leased at that date. The Company also owned approximately 196 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in another unconsolidated joint venture, which it does not manage, which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company has elected to be taxed as a real estate investment trust (“REIT”) under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT under those provisions, the Company must have a preponderant percentage of its assets invested in, and income derived from, real estate and related sources. The Company’s objectives are to provide to its shareholders a professionally-managed, diversified portfolio of commercial real estate investments (primarily supermarket-anchored shopping centers), which will provide substantial cash flow, currently and in the future, taking into account an acceptable modest risk profile, and which will present opportunities for additional growth in income and capital appreciation.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Shopping Centers Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2009, the Company owned 96.3% of the Operating Partnership and is its sole general partner. The approximately 2,006,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
     The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The

Company focuses its investment activities on supermarket-anchored community shopping centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities”-based properties should provide relatively stable revenue flows even during difficult economic times.
     In connection with the transactions with RioCan (more fully described below), the Company will seek to acquire primarily stabilized supermarket-anchored properties in its primary market areas during the next two years in a joint venture owned 20% by the Company. The Company has historically sought opportunities to acquire properties suited for development and/or redevelopment, and, to a lesser extent than in the past, stabilized properties, where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns.
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
Recent Developments and Significant Transactions
Public Offering of Common Stock
     On February 5, 2010, the Company concluded a public offering of 7,500,000 shares of its common stock at $6.60 per share, and realized net proceeds after offering expenses of approximately $47.0 million. On March 3, 2010, the underwriters exercised their over-allotment option to the extent of 697,800 shares, and the Company realized additional net proceeds of $4.4 million. In connection with the offering, RioCan (see below) acquired 1,350,000 shares of the Company’s common stock, including 100,000 shares acquired in connection with the exercise of the over-allotment option, and the Company realized net proceeds of $8.9 million.
Reinstatement of Dividend
     In December 2009, following a review of the state of the economy and the Company’s financial position, the Company’s Board of Directors determined to resume payment of a quarterly cash dividend in the amount of $0.09 per share ($0.36 per share on an annualized basis) on the Company’s common stock, which was paid on January 20, 2010 to shareholders of record as of the close of business on December 31, 2009.

RioCan
     On October 26, 2009, the Company entered into definitive agreements with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian real estate investment trust listed on the Toronto Stock Exchange (“RioCan”), pursuant to which the Company (1) sold to RioCan 6,666,666 shares of the Company’s common stock at $6.00 per share in a private placement for an aggregate of $40 million (RioCan agreeing that it would not sell any of such shares for a period of one year), (2) issued to RioCan warrants to purchase 1,428,570 shares of the Company’s common stock at an exercise price of $7.00 per share, exercisable over a two-year period, (3) entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties presently owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas during the next two years, in the same joint venture format, and (4) entered into a “standstill” agreement with respect to increases in RioCan’s ownership of the Company’s common stock for a three-year period. In addition, subject to certain exceptions, the Company has agreed that it will not issue any new shares of common stock unless RioCan is offered the right to purchase an additional number of shares that will maintain its pro rata percentage ownership, on a fully diluted basis. In connection with the formation of the joint venture, the Company recorded an impairment charge of $23.6 million relating to the seven properties transferred or to be transferred to the joint venture.
     The private placement investment by RioCan and the issuance of the warrants by the Company were concluded on October 30, 2009. Two of the properties (Blue Mountain Commons located in Harrisburg, Pennsylvania and Sunset Crossing located in Dickson City, Pennsylvania) were transferred to the joint venture on December 10, 2009, resulting in proceeds to the Company of approximately $33 million (in connection with the closing, a repayment of $25.9 million was required under the Company’s secured revolving development property credit facility). The remaining five properties are subject to mortgage loans payable aggregating approximately $94 million. Two of the properties (Columbus Crossing Shopping Center located in Philadelphia, Pennsylvania and Franklin Village Plaza located in Franklin, Massachusetts) were transferred to the joint venture in January and February 2010, resulting in net proceeds to the Company of approximately $16 million. The remaining three properties (Loyal Plaza Shopping Center located in Williamsport, Pennsylvania, Shaw’s Plaza located in Raynham, Massachusetts, and Stop & Shop Plaza located in Bridgeport, Connecticut) are to be transferred during the first half of 2010, resulting in net proceeds to the Company of an additional approximately $16 million.
     In connection with the transfers of the seven properties to the joint venture and the private placement transactions, the Company will have received aggregate net proceeds of approximately $105 million, after estimated closing and transaction costs, which have been or will be used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities.
Amended and Restated Credit Facility
     On November 10, 2009, the Company closed an amended and restated secured revolving stabilized property credit facility in the amount of $265 million (subsequently increased to $285 million), with Bank of America, N.A. continuing as administrative agent, together with three other lead lenders and other participating banks. The facility, as amended, is expandable to $400 million subject to certain conditions, including acceptable collateral. This amended and restated facility replaced the existing facility that was due to expire on January 30, 2010, and will continue to be available to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The new facility has a maturity date of January 31, 2012, subject to a one-year extension option. As a result of the application of the net proceeds from, among other things, the transfers of two of the remaining properties to the RioCan joint venture and the sales of shares of the Company’s common stock in February and March 2010, the Company’s availability under this facility has increased to approximately $104 million as of March 3, 2010.
Joint Venture With PCP
     On January 30, 2009, a newly-formed 40% Company-owned joint venture acquired the New London Mall in New London, Connecticut, an approximate 259,000 square foot supermarket-anchored shopping center, for a purchase price of approximately $40.7 million. The purchase price included the assumption of an existing $27.4 million first mortgage bearing interest at 4.9% per annum and maturing in 2015. The total joint venture partnership contribution was approximately $14.0 million, of which the Company’s 40% share ($5.6 million) was funded from its secured revolving stabilized property credit facility. The Company is the managing partner of the venture and receives certain acquisition, property management, construction management and leasing fees. In addition, the Company will be entitled to a “promote” fee structure, pursuant to which its profits participation would be increased to 44% if the venture reaches certain income targets. The Company’s joint venture partners are affiliates of Prime Commercial Properties PLC (“PCP”), a London-based real estate/development company.
     On February 10, 2009, a second newly-formed (also with affiliates of PCP) 40% Company-owned joint venture acquired San Souci Plaza in California, Maryland, an approximate 264,000 square foot supermarket-anchored shopping center, for a purchase price of approximately $31.8 million. The purchase price included the assumption of an existing $27.2 million first mortgage bearing interest at 6.2% per annum and maturing in 2016. The total joint venture partnership contribution was approximately $5.8 million, of which the Company’s 40% share ($2.3 million) was funded from its secured revolving stabilized property credit facility. The Company is the managing partner of the venture and receives certain acquisition, property management, construction management and leasing fees. In addition, the Company will be entitled to a “promote” fee structure, pursuant to which its profits participation would be increased to 44% if the venture reaches certain income targets.
Discontinued Operations
     During 2009, the Company sold, or has treated as “held for sale”, nine of its drug store/convenience centers, located in Ohio and New York, aggregating 304,000 square feet of GLA, including the 6,000 square foot McDonalds/Waffle House, located in Medina, Ohio, the 10,000 square foot CVS property located in Westfield, New York, the 24,000 square foot Staples property located in Oswego, New York, the 32,000 square foot Discount Drug Mart Plaza located in Hudson, Ohio, the 38,000 square foot Discount Drug Mart Plaza located in Dover, Ohio, the 84,000 square foot Gabriel Brothers property located in Kent, Ohio, the 40,000 square foot Discount Drug Mart Plaza located in Carrollton, Ohio, the 20,000 square foot Pondside Plaza located in Geneseo, New York, and the 50,000 square foot Discount Drug Mart Plaza located in Powell, Ohio. The aggregate of the sales prices for the nine properties is approximately $27.1 million, and the properties are subject to property-specific mortgage loans payable of approximately $17.7 million. In connection with these transactions, the Company recorded impairment charges aggregating $3.6 million, and has realized gain on sales of $557,000. The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable, have been reclassified as “held for sale” on the Company’s consolidated balance sheets at December 31, 2009 and 2008. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented.
The Company’s Properties
          The following tables summarize information relating to the Company’s properties as of December 31, 2009:

								Unconsolidated
								joint venture	Real estate to
	Number of	GLA		Building and		Accumulated	Net book	managed	be transferred
State	properties	(Sq. ft.)	Land	improvements	Total cost	depreciation	value	properties	to a joint venture
Pennsylvania	52	6,645,891	$168,934,000	$682,691,000	$851,625,000	$87,970,000	$763,655,000	$8,638,000	$53,417,000
Massachusetts	8	1,486,033	27,231,000	111,261,000	138,492,000	10,851,000	127,641,000	—	76,815,000
Connecticut	9	1,217,789	33,426,000	127,299,000	160,725,000	16,032,000	144,693,000	—	9,511,000
Virginia	13	815,969	28,878,000	101,903,000	130,781,000	15,249,000	115,532,000	—	—
Ohio	21	717,344	18,246,000	78,798,000	97,044,000	11,119,000	85,925,000	—	—
Maryland	8	940,904	30,564,000	87,416,000	117,980,000	9,337,000	108,643,000	—	—
New Jersey	4	825,276	13,764,000	74,865,000	88,629,000	9,615,000	79,014,000	—	—
New York	3	226,043	13,809,000	37,652,000	51,461,000	3,147,000	48,314,000	—	—
Michigan	1	77,688	2,443,000	9,813,000	12,256,000	1,295,000	10,961,000	—	—

Total operarting portfolio	119	12,952,937	337,295,000	1,311,698,000	1,648,993,000	164,615,000	1,484,378,000	8,638,000	139,743,000

Projects under development and land held for future expansion and development	n/a	n/a	20,873,000	5,456,000	26,329,000	—	26,329,000	—	—

Total portfolio	119	12,952,937	$358,168,000	$1,317,154,000	$1,675,322,000	$164,615,000	$1,510,707,000	8,638,000	$139,743,000

Unconsolidated joint venture — not managed (a)								5,475,000

Total unconsolidated joint ventures								$14,113,000

(a)	The Company has a 76.3% interest in an unconsolidated joint venture, which it does not manage, which owns a single-tenant office property located in Philadelphia, PA.

	Number				Annualized	Percentage of
	of		Percentage	Annualized	Base rent	annualized
Tenant (a)	stores	GLA	of GLA	base rent	per sq. ft.	base rents
Top ten tenants (b):
Giant Foods (c)	22	1,328,000	10.3%	21,503,000	$16.19	16.0%
Discount Drug Mart	6	364,000	2.8%	3,880,000	10.66	2.9%
Farm Fresh (c)	5	325,000	2.5%	3,494,000	10.75	2.6%
Stop & Shop (c)	14	346,000	2.7%	3,280,000	9.48	2.4%
CVS	4	241,000	1.9%	2,716,000	11.27	2.0%
Shaw’s (c)	4	168,000	1.3%	2,496,000	14.86	1.9%
L.A. Fitness	10	113,000	0.9%	2,335,000	20.66	1.7%
Staples	7	243,000	1.9%	1,921,000	7.91	1.4%
Food Lion (c)	7	145,000	1.1%	1,821,000	12.56	1.4%
Burlington Coat Factory	2	118,000	0.9%	1,599,000	13.55	1.2%

Sub-total top ten tenants (d)	81	3,391,000	26.2%	45,045,000	13.28	33.5%
Remaining tenants	1,195	8,282,000	63.9%	89,510,000	10.81	66.5%

Sub-total all tenants	1,276	11,673,000	90.1%	134,555,000	11.53	100.0%
Vacant space (e)	n/a	1,280,000	9.9%	n/a	n/a	n/a

Total (including vacant space)	1,276	12,953,000	100.0%	134,555,000	10.39	n/a

(a)	Incudes unconsolidated managed joint venture properties.

(b)	Based on annualized base rent.

(c)	Several of the tenants listed above share common ownership with other tenants including, without limitation, (1) Giant Foods and Stop & Shop, (2) Farm Fresh, Shaw’s, Shop ‘n Save (GLA of 53,000; annualized base rent of $495,000), Shoppers Food Warehouse (GLA of 120,000; annualized base rent of $1,206,000) and Acme (GLA of 172,000; annualized base rent of $756,000), and (3) Food Lion and Hannaford (GLA of 43,000; annualized base rent of $405,000).

(d)	Includes tenants at ground-up development properties.

(e)	Includes vacant space at properties undergoing development and/or redevelopment activities.

						Percentage
	Tenants		Percentage	Annualized	Annualized	of annualized
Year of lease	with leases	GLA	of GLA	expiring	expiring base	expiring
expiration (a)	expiring	expiring	expiring	base rents	rents per sq. ft.	base rents
Month-to-Month	83	214,000	1.8%	$2,823,000	$13.19	2.1%
2010	166	804,000	6.9%	9,833,000	12.23	7.3%
2011	180	1,016,000	8.7%	11,571,000	11.39	8.6%
2012	177	846,000	7.2%	9,808,000	11.59	7.3%
2013	143	755,000	6.5%	9,268,000	12.28	6.9%
2014	150	1,357,000	11.6%	12,903,000	9.51	9.6%
2015	104	1,052,000	9.0%	9,796,000	9.31	7.3%
2016	49	607,000	5.2%	5,873,000	9.68	4.4%
2017	37	487,000	4.2%	6,191,000	12.71	4.6%
2018	42	778,000	6.7%	8,878,000	11.41	6.6%
2019	37	562,000	4.8%	6,127,000	10.90	4.6%
2020	29	932,000	8.0%	7,621,000	8.18	5.7%
Thereafter	79	2,263,000	19.4%	33,863,000	14.96	25.0%

All tenants (b)	1,276	11,673,000	100.0%	134,555,000	11.53	100.0%
Vacant space (c)	n/a	1,280,000	n/a	n/a	n/a	n/a

Total portfolio	1,276	12,953,000	n/a	$134,555,000	$10.39	n/a

(a)	Incudes unconsolidated managed joint venture properties.

(b)	Includes tenants at ground-up development properties.

(c)	Includes vacant space at properties undergoing development and/or redevelopment activities.
     The terms of the Company’s retail leases generally vary from tenancies at will to 25 years, excluding renewal options. Anchor tenant leases are typically for 10 to 25 years, with one or more renewal options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for 5-year terms. The longer terms of major tenant leases serve to protect the Company against significant vacancies and to assure the presence of strong tenants which draw consumers to its centers. The shorter terms of smaller store leases allow the Company under appropriate circumstances to adjust rental rates periodically for non-major store space and, where possible, to upgrade or adjust the overall tenant mix.
     Most leases contain provisions requiring tenants to pay their pro rata share of real estate taxes, insurance and certain operating costs. Some leases also provide that tenants pay percentage rent based upon sales volume generally in excess of certain negotiated minimums.
     Giant Food Stores, LLC (“Giant Foods”), which is owned by Ahold N.V., a Netherlands corporation, leased approximately 10%, 9% and 9% of the Company’s GLA at December 31, 2009, 2008 and 2007, respectively, and accounted for approximately 12%, 12% and 13% of the Company’s total revenues during 2009, 2008 and 2007, respectively. Giant Foods, in combination with Stop & Shop, Inc., which is also owned by Ahold N.V., accounted for approximately 15%, 15% and 15% of the Company’s total revenues during 2009, 2008 and 2007, respectively.

Of these amounts, 3%, respectively, were attributable to Giant Foods’ revenues at the seven properties transferred or to be transferred to the RioCan joint venture, for each of the periods presented. No other tenant leased more than 10% of GLA at December 31, 2009, 2008 or 2007, or contributed more than 10% of total revenues during 2009, 2008 or 2007. No individual property had a net book value equal to more than 10% of total assets at December 31, 2009, 2008 or 2007.
     Depreciation on all of the Company’s properties is calculated using the straight-line method over the estimated useful lives of the respective real properties and improvements, which range from three to forty years.
     The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, in which it presently occupies approximately 8,600 square feet leased from a partnership owned 43.6% by the Company’s Chairman. Under the terms of the lease, as amended, which will expire in February 2020, the Company will add an additional 6,400 square feet by the end of 2010. The Company believes that the terms of its lease are at market.
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
Employees
     As of December 31, 2009, the Company had 102 employees (95 full-time and 7 part-time). The Company believes that its relations with its employees are good.
Item 1A. Risk Factors
Economic conditions in the U.S. economy, instability in the credit markets and the uncertain retail environment could adversely affect our ability to continue to pay dividends or cause us to reduce further the amount of our dividends.
     As a result of the current state of the U.S. economy, constrained capital markets, the difficult retail environment and the need to renew the Company’s secured revolving stabilized property line of credit facility, on January 29, 2009, our Board of Directors reduced our annual dividend rate on our common stock from $.90 per share to $.45 per share and on April 2, 2009 suspended the payment of dividends. Although the Board recently reinstituted dividends at the annual rate of $.36 per share, there can be no assurance that as a result of economic conditions the Company will not be forced to reduce further, or once again suspend, the payment of dividends.
Volatility and instability in the credit markets could adversely affect our ability to obtain new financing or to refinance existing indebtedness.
     There continues to be substantial volatility and instability in the credit markets. We have recently witnessed the near-complete disappearance of commercial mortgage-backed securities (“CMBS”) as a means of financing real estate. Such CMBS financings, generally at a fixed rate for a period of 10 years, represent the preponderance of fixed-rate financing for the Company’s existing stabilized portfolio. It is highly unlikely that a market for such securities and the availability of such loans will be accessible by the Company for an indefinite period, or perhaps ever. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing, to arrange property-specific financing or to refinance our existing debt as it matures on favorable terms or at all. As a result, we may be forced to seek potentially less attractive financings, including equity investments on terms that may not be favorable to us. In doing so, the Company may be compelled to dilute the interests of existing shareholders that could also adversely reduce the trading price of our common stock.
Our properties consist primarily of community shopping and convenience centers. Our performance therefore is linked to economic conditions in the market for retail space generally.

     Our properties consist primarily of supermarket-anchored community shopping centers, and our performance therefore is linked to economic conditions in the market for retail space generally. This also means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions and consumer confidence. A sustained downturn in the U.S. economy and reduced consumer spending could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by the current state of the U.S. economy. Moreover, the demand for leasing space in our existing shopping centers as well as our development properties could also significantly decline during a significant downturn in the U.S. economy that could result in a decline in our occupancy percentage and reduction in rental revenues. The U.S. economy has generally experienced during recent months, and is expected to continue to experience, substantial unemployment at rates which approach their highest levels in the country’s history. Such levels of reported unemployment may in fact mask more serious unemployment issues, such as persons who have not sought to re-enter the labor force after having been unemployed for substantial periods of time and, further, may not fairly reflect persons who are under-employed or temporarily employed. In addition, the prospects of substantial decreases in the levels of unemployment in the near term do not appear to be positive. Sustained levels of high unemployment can be expected to have a serious negative impact on consumer spending in affected areas. While unemployment levels may vary considerably in different areas of the country, and within the markets in which we presently operate, sustained unemployment may have a continuing negative impact on sales by our tenants at our various shopping centers.
     A number of tenants in negotiating or renegotiating leases have sought to limit their payment of base rent, allocable common area charges and real estate taxes. In fact, the Company’s collection of common area charges has declined and may decline further as a result of vacancies, default, and tenant resistance.
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
     Our performance and value are subject to risks associated with real estate assets and with the real estate industry, including, among other things, risks related to adverse changes in national, regional and local economic and market conditions. Our continued ability to make expected distributions to our shareholders depends on our ability to generate sufficient revenues to meet operating expenses, future debt service and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events and conditions include, but may not be limited to, the following:
1.	local oversupply, increased competition or declining demand for real estate;
2.	local economic conditions, which may be adversely impacted by plant closings, business layoffs, industry slow-downs, weather conditions, natural disasters and other factors;

3.	non-payment or deferred payment of rent or other charges by tenants, either as a result of tenant-specific financial ills, or general economic events or circumstances adversely affecting consumer disposable income or credit;
4.	vacancies or an inability to rent space on acceptable terms;
5.	inability to finance property development, tenant improvements and acquisitions on acceptable terms;
6.	increased operating costs, including real estate taxes, insurance premiums, utilities, repairs and maintenance;
7.	volatility and/or increases in interest rates, or the non-availability of funds in the credit markets in general;
8.	increased costs of complying with current, new or expanded governmental regulations;
9.	the relative illiquidity of real estate investments;
10.	changing market demographics;
11.	changing traffic patterns;
12.	an inability to arrange property-specific replacement financing for maturing mortgage loans in acceptable amounts or on acceptable terms;
Our substantial indebtedness and constraints on credit may impede our operating performance, as well as our development, redevelopment and acquisition activities, and put us at a competitive disadvantage.
     We intend to incur additional debt in connection with the development and redevelopment of properties owned by us and in connection with future acquisitions of real estate. We also may borrow funds to make distributions to shareholders. If we are unable to obtain such financing, we may be forced to delay or cancel such development, redevelopment and acquisition activities, which might require us to record a loss, might impair our future growth, and which in turn may harm our stock price. Our debt may harm our business and operating results by (i) requiring us to use a substantial portion of our available liquidity to pay required debt service and/or repayments or establish additional reserves, which would reduce the amount available for distributions, (ii) placing us at a competitive disadvantage compared to competitors that have less debt or debt at more favorable terms, (iii) making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions, and (iv) limiting our ability to borrow more money for operations, capital expenditures, or to finance development, redevelopment and acquisition activities in the future. Increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements, could adversely affect our liquidity.

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
We face competition for the acquisition of real estate properties, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.
     We compete with many other entities engaged in real estate investment activities for acquisitions of retail shopping centers, including institutional investors, other REITs and other owner-operators of shopping centers. These competitors may drive up the price we must pay for real estate properties, other assets or other companies we seek to acquire or may succeed in acquiring those companies or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources, may be willing to pay more, or may have a more compatible operating philosophy. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This will result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability will be reduced.
Our current and future joint venture investments could be adversely affected by the lack of sole decision-making authority, reliance on joint venture partners’ financial condition, and any disputes that may arise between our joint venture partners and us.
     We presently own a number of our properties in joint venture, and in the future we intend to co-invest with third parties through joint ventures and/or contribute some of our properties to joint ventures. In addition, we have a 76% interest in an unconsolidated joint venture that owns a single- tenant office property. We may not be in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither the joint venture partner nor we would have full control over the joint venture. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners. Our joint venture partner(s) or we may not be in a position to respond to capital calls, and such calls could thus adversely affect our ownership or profits interest through subordination, dilution or super priorities. Also, the triggering of buy/sell provisions in the respective joint venture agreements could adversely affect our ownership interests.

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
     Our properties are located largely in the mid-Atlantic and Northeast coastal regions, which exposes us to greater economic risks than if we owned properties in more geographic regions. Any adverse economic or real estate developments resulting from the regulatory environment, business climate, fiscal problems or weather in such regions could have an adverse impact on our prospects. In addition, the economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm our performance in the affected markets. High barriers to entry in the Northeast due to mature economies, road patterns, density of population, restrictions on development, and high land costs, coupled with large numbers of often overlapping government jurisdictions, may make it difficult for the Company to continue to grow in these areas.
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
     We intend to make distributions to shareholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets, borrow funds or pay a portion of the dividend in common stock to meet the 90% distribution requirement of the Code. Certain assets generate substantial differences between taxable income and income recognized in accordance with accounting principles generally accepted in the United States (“GAAP”). Such assets include, without limitation, operating real estate that was acquired through structures that may limit or completely eliminate the depreciation deduction that would otherwise be available for income tax purposes. As a result, the Code requirement to distribute a substantial portion of our otherwise net taxable income in order to maintain REIT status could cause us to (i) distribute amounts that could otherwise be used for future acquisitions, capital expenditures or repayment of debt, (ii) borrow on unfavorable terms, (iii) sell assets on unfavorable terms or (iv) pay a portion of our common dividend in common stock. If we fail to obtain debt or equity capital in the future, it could limit our operations and our ability to grow, which could have a material adverse effect on the value of our common stock.
     Dividends payable by REITs do not qualify for the reduced tax rates under tax legislation which reduced the maximum tax rate for dividends payable to individuals from 35% to 15% (through 2010). Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors to perceive investments in REITs to be relatively less attractive than investments in the stock of corporations that pay dividends qualifying for reduced rates of tax, which in turn could adversely affect the value of the stock of REITs.
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
     The Company believes environmental studies conducted at the time of acquisition with respect to all of our properties did not reveal any material environmental liabilities, and we are unaware of any subsequent environmental matters that would have created a material liability. We believe that our properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. If one or more of our properties were not in compliance with such federal, state and local laws, we could be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with such requirements, our business and operations could be adversely affected. If we fail to comply with such requirements, we might incur governmental fines or private damage awards. We cannot presently determine whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our business and operations.
Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress our stock price.
     Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress the price of our common stock. The charter, subject to certain exceptions, authorizes directors to take such actions as are necessary and desirable relating to qualification as a REIT, and to limit any person to beneficial ownership of no more than 9.9% of the outstanding shares of our common stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit, but may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to continue to qualify as, or to be, a REIT. This ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of shareholders. Our Board of Directors has waived the ownership limit to permit each of Inland American Real Estate Trust, Inc. and RioCan Real Estate Investment Trust to acquire up to 14% and 16%, respectively, of our stock; provided, however, that each of them has agreed to various voting restrictions and standstill provisions.
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
Item 4. [Reserved]

Directors and Executive Officers of the Company
Information regarding the Company’s directors and executive officers is set forth below:

Name	Age	Position
Leo S. Ullman	70	Chairman of the Board of Directors, Chief Executive Officer and President
James J. Burns	70	Director
Raghunath Davloor	48	Director
Richard Homburg	60	Director
Pamela N. Hootkin	62	Director
Everett B. Miller III	64	Director
Roger M. Widmann	70	Director
Lawrence E. Kreider, Jr.	62	Chief Financial Officer
Nancy H. Mozzachio	45	Vice President — Leasing
Thomas B. Richey	54	President — Development and Construction Services
Brenda J. Walker	57	Vice President — Chief Operating Officer
Stuart H. Widowski	49	Secretary and General Counsel
Joel I. Yarmak	60	Chief Administrative Officer
     Leo S. Ullman, chief executive officer, president and chairman of the Board of Directors, has been involved in real estate property and asset management for more than thirty years. He was chairman and president since 1978 of the real estate management companies, and their respective predecessors and affiliates, which were merged into the Company in 2003. Mr. Ullman was first elected as the Company’s chairman in April 1998 and served until November 1999. He was re-elected in December 2000. Mr. Ullman also has been chief executive officer and president from April 1998 to date. He has been a member of the New York Bar since 1966 and was in private legal practice until 1998. From 1984 until 1993, he was a partner in the New York law firm of Reid & Priest, and served as initial director of its real estate group. Mr. Ullman received an A.B. from Harvard University, an M.B.A. from the Columbia University Graduate School of Business and a J.D. from the Columbia University School of Law where he was a Harlan Fiske Stone Scholar. He also served in the U.S. Marine Corps. He has lectured and written books, monographs and articles on investment in US real estate, and is a former adjunct professor of business at the NYU Graduate School of Business. Mr. Ullman serves on the boards of several charities, is a member of the Development Committee of the U.S. Holocaust Memorial Museum, and has received several awards for community service. Mr. Ullman is a past regional winner and former national judge for the Ernst & Young LLP Entrepreneur of the Year Award Program.
     James J. Burns, a director since 2001 and a member of the Audit (Chair), Compensation and Nominating/Corporate Governance committees, was chief financial officer and senior vice president of Reis, Inc. (formerly Wellsford Real Properties, Inc.) from December 2000 until March 2006 when he became vice chairman. In March 2009, he entered into a consulting role at Reis. He joined Reis in October 1999 as chief accounting officer upon his retirement from Ernst & Young LLP in September 1999. At Ernst & Young LLP, Mr. Burns was a senior audit partner in the E&Y Kenneth Leventhal Real Estate Group for 22 years. Since 2000, Mr. Burns has also served as a director of One Liberty Properties, Inc., a REIT listed on the New York Stock Exchange. Mr. Burns is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Burns received a B.A. and M.B.A. from Baruch College of the City University of New York.
     Raghunath Davloor, a director since October 2009, has been, from February 2008 to the present, Senior Vice President and Chief Financial Officer of RioCan Real Estate Investment Trust, Canada’s largest real estate investment trust with an enterprise value of approximately $8.0 billion. RioCan, headquartered in Toronto, Ontario, is involved in the ownership, development, management, leasing, acquisition and redevelopment of retail properties across Canada. Currently, RioCan owns or has an interest in 258 properties totaling more than 60 million square feet. RioCan owns a direct investment in the Company and is a partner with the Company in several joint venture properties in the U.S. From January 2006 until February 2008, he was Vice-President and Director of Investment Banking at TD Securities, covering the real estate sector. For ten years prior thereto, he was with O&Y Properties Corporation and O&Y REIT in a number of progressive positions, ultimately becoming Chief Financial Officer. Prior to joining O&Y, Mr. Davloor was a Senior Tax Manager at Arthur Andersen in the real estate advisory services group, specializing in real estate and international taxation. He is a chartered accountant and a member of the Institute of Chartered Accountants of Ontario. Mr. Davloor holds a Bachelor of Commerce degree from the University of Manitoba.
     Richard Homburg, a director since 1999, and chairman from November 1999 to August 2000, was born and educated in the Netherlands. Mr. Homburg is chairman and CEO of Homburg Invest Inc. and president of Homburg Invest USA Inc. (a wholly-owned subsidiary of Homburg Invest Inc., a publicly-traded Canadian corporation listed on the Toronto and Euronext Amsterdam Stock Exchanges). Mr. Homburg was the president and CEO of Uni-Invest N.V., a publicly-listed Netherlands real estate fund, from 1991 until 2000. In 2002, an investment group purchased 100% of the shares of Uni-Invest N.V., taking it private, at which time it was one of the largest real estate funds in the Netherlands with assets of approximately $2.5 billion. In addition to his varied business interests, Mr. Homburg has served on many boards. He is a past director of Evangeline Trust, the Urban Development Institute of Canada, and the World Trade Center in Eindhoven, the Netherlands, and was co-founder, past president and director of the Investment Property Owners Association of Nova Scotia. He is a director of the Fathers of Confederation Building Trust as well as director or advisory board member of other large charitable organizations. In 2004 he was named Entrepreneur of the Year for the Atlantic Provinces by Ernst & Young LLP. Mr. Homburg holds an honorary Doctorate in Commerce from St. Mary’s University in Halifax, Nova Scotia, and an honorary Doctorate in Law from the University of Prince Edward Island.
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

     Everett B. Miller, III, a director since 1998 and a member of the Nominating/Corporate Governance (Chair), Audit and Compensation committees, is vice president of alternative investments at the YMCA Retirement Fund. In March 2003, Mr. Miller was appointed to the Real Estate Advisory Committee of the New York State Common Retirement Fund. Prior to his retirement in May 2002 from Commonfund Realty, Inc., a registered investment advisor, Mr. Miller was the chief operating officer of that company from 1997 until May 2002. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior thereto, Mr. Miller was employed for eighteen years at affiliates of Travelers Realty Investment Co., at which his last position was senior vice president. Mr. Miller received a B.S. from Yale University.
     Roger M. Widmann, a director since October 2003 and a member of the Compensation (Chair) and Nominating/Corporate Governance committees, is an investment banker. He was a principal of the investment banking firm of Tanner & Co., Inc. from 1997 to 2004. From 1986 to 1995, Mr. Widmann was a senior managing director of Chemical Securities, Inc., a subsidiary of Chemical Banking Corporation (now JPMorgan Chase Corporation). Prior to joining Chemical Securities, Inc., Mr. Widmann was a founder and managing director of First Reserve Corporation, the largest independent energy investing firm in the U.S. Previously, he was senior vice president with the investment banking firm of Donaldson, Lufkin & Jenrette, responsible for the firm’s domestic and international investment banking business. He had also been a vice president with New Court Securities (now Rothschild, Inc.). He was a director of Lydall, Inc. (NYSE), a manufacturer of thermal, acoustical and filtration materials, from 1974 to 2004, and its chairman from 1998 to 2004. He is a director of Standard Motor Products, Inc. (NYSE), a manufacturer of automobile replacement parts, and GigaBeam Corporation, a manufacturer of “last mile” wireless transmission systems. Mr. Widmann is Chairman of Keystone National Group, a fund of private equity funds. He is also a senior moderator of the Aspen Seminar at The Aspen Institute, and is a board member of the March of Dimes of Greater New York and Vice Chairman of Oxfam America. Mr. Widmann received an A.B. from Brown University and a J.D. from Columbia University School of Law.
     Lawrence E. Kreider, Jr. joined the Company in June 2007 as Chief Financial Officer and has direct responsibility for all financial aspects of the Company’s operations. Prior to joining the Company, Mr. Kreider was Senior Vice President, Chief Financial Officer, Chief Information Officer and Chief Accounting Officer for Affordable Residential Communities, now named Hilltop Holdings Inc., for substantial periods of time from 2001 to 2007. From 1999 to 2001, Mr. Kreider was Senior Vice President of Finance for Warnaco Group Inc. and, in 2000 and 2001, President of Warnaco Europe. From 1986 to 1999, Mr. Kreider served in several senior finance positions, including Senior Vice President, Controller and Chief Accounting Officer, with Revlon, Inc. and MacAndrews & Forbes Holdings. Prior to 1986, he served in senior finance positions with Zale Corporation, Johnson Matthew Jewelry Corporation and Refinement International Company. Mr. Kreider began his career with Coopers & Lybrand, now PricewaterhouseCoopers. Mr. Kreider holds a B.A. from Yale University and an M.B.A. from the Stanford Graduate School of Business.
     Nancy H. Mozzachio joined the Company in 2003 as Vice President- Leasing and has been involved in the shopping center industry for more than 22 years. Prior to joining the Company, Ms. Mozzachio served as Vice President of Leasing and Development for American Continental Properties Group from 1988 to 2003 where she assisted in bringing the first Wal-Mart store to the State of New

Jersey. From 1986 to 1988, Ms. Mozzachio was a leasing and development manager for Kode Development Group of Philadelphia, an active developer of supermarket-anchored shopping centers in the Pennsylvania and New Jersey region. Ms. Mozzachio served on several Planning Boards in New Jersey and is a current member of Commercial Real Estate Women (CREW), Urban Land Institute and Retail Network, as well as an active member of the International Council of Shopping Centers and Zell-Lurie Real Estate program at The University of Pennsylvania-Wharton School. Ms. Mozzachio received a B.A. from Rutgers University.
     Thomas B. Richey joined the Company in 1998 as Vice President of Development and Construction Services, and was elected President of Development and Construction Services in 2009. Mr. Richey has been involved in the commercial real estate business for more than 25 years. He served as a City Planner & Economic Development Director for the City of Williamsport, PA, from 1980 through 1983. From 1983 to 1986, he was a Project Manager for Lundy Construction Company, a large commercial and industrial general contracting company, and Director of Acquisitions & Construction for Shawnee Management, Inc., a major hotel management company. From 1988 to 1996, Mr. Richey was a principal in two real estate companies specializing in the acquisition, development, redevelopment, and operations of hotels and commercial office buildings. From 1996 to 1998, he worked for Grove Associates, Inc., a Harrisburg, PA, area survey and engineering company, where he specialized in the land development plan approval process. Mr. Richey has served as an Economic Development consultant to the National Main Street Center, part of the National Trust for Historic Preservation, a past Board Member of a regional YMCA, and presently serves as a member of the Board of Trustees of the Harrisburg Area Community College and as a member of the Board of Directors of WITF, Inc., a public radio and television station. He is also an active member of the International Council of Shopping Centers (ICSC) and the Urban Land Institute. Mr. Richey received a B.A from Lycoming College.
     Brenda J. Walker has been a vice president of the Company since 1998, was elected Chief Operating Office in 2009, was a director from 1998 until June 2008, and was treasurer from April 1998 until November 1999. She was an executive officer since 1992 of the real estate management companies, and their respective predecessors and affiliates, which were merged into the Company in 2003. Ms. Walker has been involved in real estate-related finance, property and asset management for thirty years. Ms. Walker received a B.A. from Lincoln University, Pennsylvania.
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
     Joel I. Yarmak joined the Company in September 2009 as Chief Administrative Officer. Prior to joining the Company, Mr. Yarmak was Vice President of financial operations of Kimco Realty Corporation from 2000 until his employment with the Company. Prior thereto, he served as a partner at Deloitte LLP, and Chief Financial Officer of Solow Realty & Development Company. Mr. Yarmak received an M.B.A. from the Stern School of Business of New York University and a B.A. from Yeshiva University.

Part II.
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Dividend Information
     A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. The Company paid dividends totaling $0.1125 per share during 2009 and declared a dividend of $0.09 per share to shareholders of record at December 31, 2009, which was paid on January 20, 2010. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. In April 2009, the Company’s Board of Directors determined to suspend payment of cash dividends with respect to its common stock and OP Units for the balance of 2009. This decision was in response to the state of the economy, the difficult retail environment, the constrained capital markets and the need to renew the Company’s secured revolving stabilized property credit facility. In December 2009, following a review of the state of the economy and the Company’s financial position, the Company’s Board of Directors determined to resume payment of a quarterly cash dividend in the amount $0.09 per share ($0.36 per share on an annualized basis) on the Company’s common stock, which was paid on January 20, 2010 to shareholders of record as of the close of business on December 31, 2009.
Market Information
     The Company had 52,139,000 shares of common stock outstanding held by approximately 400 shareholders of record at December 31, 2009. The Company believes it has more than 8,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (i) the high, low, and closing prices of the Company’s common stock, and (ii) dividends paid:

	Market price range			Dividends
Quarter ended	High	Low	Close	paid
2009
March 31	$7.47	$1.68	$1.74	$0.1125
June 30	5.45	1.96	4.52	—
September 30	6.72	4.10	6.45	—
December 31	6.85	5.64	6.80	0.0900 (a)

2008
March 31	$12.60	$9.42	$11.68	$0.2250
June 30	13.12	11.60	11.72	0.2250
September 30	14.02	10.44	13.22	0.2250
December 31	13.58	3.66	7.08	0.2250

(a)	Dividend was paid in January of 2010 to shareholders of record at December 31, 2009.
Stockholder Return Performance Presentation
     The following line graph sets forth for the period January 1, 2005 through December 31, 2009 a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to then cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts Equity REIT Total Return Index.
     The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

Cedar Shopping Centers, Inc.

	Period Ending
Index	01/01/05	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Cedar Shopping Centers, Inc.	100.00	104.84	125.82	86.25	64.80	64.10
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
NAREIT All Equity REIT Index	100.00	112.16	151.49	127.72	79.53	101.79

Item 6. Selected Financial Data (a)

	Years ended December 31,
	2009	2008	2007	2006	2005
Operations data:

Total revenues	$181,711,000	$170,665,000	$150,604,000	$122,814,000	$76,980,000

Expenses:
Property operating expenses	55,455,000	48,468,000	40,029,000	34,195,000	21,876,000
General and administrative	10,166,000	8,586,000	9,041,000	6,086,000	5,132,000
Impairments	23,636,000	—	—	—	—
Terminated projects and acquisition transaction costs	4,367,000	855,000	—	—	—
Depreciation and amortization	54,257,000	48,741,000	41,004,000	33,646,000	19,859,000

Total expenses	147,881,000	106,650,000	90,074,000	73,927,000	46,867,000

Operating income	33,830,000	64,015,000	60,530,000	48,887,000	30,113,000

Non-operating income and expense:
Interest expense and amortization of deferred financing costs	(49,785,000)	(44,934,000)	(38,495,000)	(33,602,000)	(15,858,000)
Equity in income of unconsolidated joint ventures	1,098,000	956,000	634,000	70,000	—
Gain on sales of real estate	521,000	—	—	141,000	—
Interest income	63,000	284,000	788,000	641,000	91,000

Total non-operating income and expense	(48,103,000)	(43,694,000)	(37,073,000)	(32,750,000)	(15,767,000)

(Loss) income before discontinued operations	(14,273,000)	20,321,000	23,457,000	16,137,000	14,346,000

(Loss) income from discontinued operations	(3,083,000)	688,000	560,000	793,000	436,000
Gain on sales of discontinued operations	557,000	—	—	—	—

Net (loss) income	(16,799,000)	21,009,000	24,017,000	16,930,000	14,782,000

Minority interests in consolidated joint ventures	(772,000)	(2,157,000)	(1,415,000)	(1,202,000)	(1,270,000)
Limited partners’ interest in Operating Partnership	904,000	(477,000)	(633,000)	(393,000)	(299,000)

Net (loss) income attributible to Cedar Shopping Centers, Inc.	(16,667,000)	18,375,000	21,969,000	15,335,000	13,213,000

Preferred distribution requirements	(7,876,000)	(7,877,000)	(7,877,000)	(7,877,000)	(7,186,000)

Net (loss) income attributable to common shareholders	$(24,543,000)	$10,498,000	$14,092,000	$7,458,000	$6,027,000

Per common share (basic and diluted) attributable to common shareholders:
Continuing operations	$(0.48)	$0.23	$0.31	$0.21	$0.23
Discontinued operations	(0.05)	0.01	0.01	0.02	0.02

	$(0.53)	$0.24	$0.32	$0.23	$0.25

Amounts attributable to Cedar Shopping Centers, Inc. common shareholders, net of limited partners’ interest
(Loss) income from continuing operations	$(22,107,000)	$9,840,000	$13,556,000	$6,705,000	$5,612,000
(Loss) income from discontinued operations	(2,436,000)	658,000	536,000	753,000	415,000

Net (loss) income	$(24,543,000)	$10,498,000	$14,092,000	$7,458,000	$6,027,000

Dividends to common shareholders	$9,742,000	$40,027,000	$39,775,000	$29,333,000	$20,844,000
Per common share	$0.2025	$0.9000	$0.9000	$0.9000	$0.9000

Weighted average number of common shares outstanding:
Basic	46,234,000	44,475,000	44,193,000	32,926,000	23,988,000

Diluted	46,234,000	44,475,000	44,197,000	33,055,000	24,031,000

Item 6. Selected Financial Data (a) (continued)

	Years ended December 31,
	2009	2008	2007	2006	2005
Balance sheet data:

Real estate, net	$1,510,707,000	$1,414,826,000	$1,300,106,000	$981,303,000	$793,024,000
Real estate to be transferred to a joint venture	139,743,000	194,952,000	165,277,000	166,639,000	124,005,000
Real estate held for sale — discontinued operations	11,599,000	32,063,000	33,331,000	33,101,000	32,495,000
Investment in unconsolidated joint ventures	14,113,000	4,976,000	3,757,000	3,644,000	—
Other assets	101,268,000	80,311,000	92,513,000	67,032,000	46,732,000

Total assets	$1,777,430,000	$1,727,128,000	$1,594,984,000	$1,251,719,000	$996,256,000

Mortgages and loans payable	$950,664,000	$918,202,000	$762,827,000	$478,993,000	$460,506,000
Mortgage loans payable — real estate to be transferred to a joint venture	94,018,000	77,307,000	70,458,000	70,599,000	56,874,000
Mortgage loans payable — discontinued operations	7,765,000	17,964,000	18,229,000	18,481,000	10,411,000
Other liabilities	97,840,000	107,932,000	97,225,000	70,595,000	44,405,000

Total liabilities	1,150,287,000	1,121,405,000	948,739,000	638,668,000	572,196,000
Limited partners’ interest in Operating Partnership	12,656,000	14,271,000	15,578,000	19,613,000	16,660,000
Equity:
Cedar Shopping Centers, Inc. shareholders’ equity	539,169,000	524,027,000	558,154,000	574,472,000	390,244,000
Noncontrolling interests	75,318,000	67,425,000	72,513,000	18,966,000	17,156,000

Total equity	614,487,000	591,452,000	630,667,000	593,438,000	407,400,000

Total liabilities and equity	$1,777,430,000	$1,727,128,000	$1,594,984,000	$1,251,719,000	$996,256,000

Weighted average number of common shares:
Shares used in determination of basic earnings per share	46,234,000	44,475,000	44,193,000	32,926,000	23,988,000
Additional shares assuming conversion of OP Units (basic)	2,014,000	2,024,000	1,985,000	1,737,000	1,202,000

Shares used in determination of basic FFO per share	48,248,000	46,499,000	46,178,000	34,663,000	25,190,000

Shares used in determination of diluted earnings per share	46,234,000	44,475,000	44,197,000	33,055,000	24,031,000
Additional shares assuming conversion of OP Units (diluted)	2,014,000	2,024,000	1,990,000	1,747,000	1,206,000

Shares used in determination of diluted FFO per share	48,248,000	46,499,000	46,187,000	34,802,000	25,237,000

Other data:
Funds From Operations (“FFO”) (b)	$24,581,000	$56,859,000	$56,190,000	$41,954,000	$25,923,000

Per common share (assuming conversion of OP Units) (basic and diluted):	$0.51	$1.22	$1.22	$1.21	$1.03

Cash flows provided by (used in):
Operating activities	$51,942,000	$60,815,000	$53,503,000	$40,858,000	$26,738,000
Investing activities	$(70,026,000)	$(151,390,000)	$(192,432,000)	$(190,105,000)	$(323,225,000)
Financing activities	$27,017,000	$75,517,000	$143,735,000	$158,011,000	$296,823,000

Square feet of GLA	12,952,000	12,147,000	12,009,000	10,061,000	8,442,000
Percent leased (including development/redevelopment and other non-stabilized properties)	91%	92%	93%	93%	91%
Average annualized base rent per leased square foot	$11.53	$11.03	$10.74	$10.53	$10.40

(a)	The data presented reflect certain reclassifications of prior period amounts to comform to the 2009 presentation, principally (i) the retrospective reclassification, for all periods presented, of the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate, (ii) to refelect the reclassifications of the assets and liabilities of the properties transferred and to be transferred to the RioCan joint venture as “real estate to be transferred to a joint venture”, and (iii) to reflect the sale and/or treatment as “held for sale” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on the previously-reported net income attributable to common shareholders or earnings per share.

(b)	See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of Funds From Operations (“FFO”) to net (loss) income attributable to common shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
          The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers in mid-Atlantic and Northeast coastal states. At December 31, 2009, the Company owned and managed (both wholly-owned and in joint venture) a portfolio of 119 operating properties totaling approximately 13.0 million square feet of gross leasable area (“GLA”), including 95 wholly-owned properties comprising approximately 9.5 million square feet, 13 properties owned in joint venture (consolidated) comprising approximately 1.7 million square feet, seven properties transferred or to be transferred to a managed joint venture (unconsolidated) comprising approximately 1.2 million square feet, and four ground-up developments comprising approximately 0.6 million square feet. Excluding the four ground-up development properties, the 115 property portfolio was approximately 91% leased at December 31, 2009; the 101 property “stabilized” portfolio was approximately 95% leased at that date. The Company also owned approximately 196 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in another unconsolidated joint venture, which it does not manage, which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2009, the Company owned 96.3% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
     The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on supermarket-anchored community shopping centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities”-based properties should provide relatively stable revenue flows even during difficult economic times. In January 2009, the Company’s Board of Directors reduced the quarterly dividend payable in February by one-half to an annual rate of $0.45 per share and in April 2009 suspended the dividend for the balance of the year for a projected annual saving of approximately $37 million. This decision was in response to the then current state of the economy, the difficult retail environment, the constrained capital markets and the need to renew the Company’s secured revolving stabilized property credit facility. In December 2009, following a review of the state of the economy and the Company’s financial position, the Company’s Board of Directors determined to resume payment of a cash dividend in the amount $0.09 per share ($0.36 per share on an annualized basis) on the Company’s common stock, which was paid on January 20, 2010 to shareholders of record as of the close of business on December 31, 2009.

     In connection with the RioCan transactions (more fully described below), the Company will seek to acquire primarily stabilized supermarket-anchored properties in its primary market areas during the next two years in a joint venture owned 20% by the Company. The Company has historically sought opportunities to acquire properties suited for development and/or redevelopment, and, to a lesser extent than in the past, stabilized properties, where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns.
Significant Transactions
RioCan
     On October 26, 2009, the Company entered into definitive agreements with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian real estate investment trust listed on the Toronto Stock Exchange (“RioCan”), pursuant to which the Company (1) sold to RioCan 6,666,666 shares of the Company’s common stock at $6.00 per share in a private placement for an aggregate of $40 million (RioCan agreeing that it would not sell any of such shares for a period of one year), (2) issued to RioCan warrants to purchase 1,428,570 shares of the Company’s common stock at an exercise price of $7.00 per share, exercisable over a two-year period (valued at $1,643,000), (3) entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties presently owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas during the next two years, in the same joint venture format, and (4) entered into a “standstill” agreement with respect to increases in RioCan’s ownership of the Company’s common stock for a three-year period. In addition, subject to certain exceptions, the Company has agreed that it will not issue any new shares of common stock unless RioCan is offered the right to purchase that additional number of shares that will maintain its pro rata percentage ownership, on a fully diluted basis. In connection with the formation of the joint venture, the Company recorded an impairment charge of $23.6 million relating to the seven properties transferred or to be transferred to the joint venture.
     The private placement investment by RioCan and the issuance of the warrants by the Company were concluded on October 30, 2009. Two of the properties (Blue Mountain Commons located in Harrisburg, Pennsylvania and Sunset Crossing located in Dickson City, Pennsylvania) were transferred to the joint venture on December 10, 2009, resulting in proceeds to the Company of approximately $33 million (in connection with the closing, a repayment of $25.9 million was required under the Company’s secured revolving development property credit facility). The remaining five properties are subject to mortgage loans payable aggregating approximately $94 million. Two of the properties (Columbus Crossing Shopping Center located in Philadelphia, Pennsylvania and Franklin Village Plaza located in Franklin, Massachusetts) were transferred to the joint venture in January and February 2010, resulting in net proceeds to the Company of approximately $16 million. The remaining three properties (Loyal Plaza Shopping Center located in Williamsport, Pennsylvania, Shaw’s Plaza located in Raynham, Massachusetts, and Stop & Shop Plaza located in Bridgeport, Connecticut) are to be transferred during the first half of 2010, resulting in net proceeds to the Company of an additional approximately $16 million.

     In connection with the transfers of the seven properties to the joint venture and the private placement transactions, the Company will have received aggregate net proceeds of approximately $105 million, after estimated closing and transaction costs, which have been or will be used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities. In connection with these transactions, the Company incurred costs and fees of approximately $6.0 million, including fees to the Company’s investment advisor ($3.5 million), the value assigned to the warrants ($1.6 million), and other costs and expenses aggregating $0.9 million. In addition, the Company agreed to pay to its investment advisor a fee of 1% of the gross cost of future acquisitions made by the joint venture for a two-year period, up to a maximum of $3.0 million.
Amended and Restated Credit Facility
     On November 10, 2009, the Company closed an amended and restated secured revolving stabilized property credit facility in the amount of $265 million (subsequently increased to $285 million), with Bank of America, N.A. continuing as administrative agent, together with three other lead lenders and other participating banks. The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral. This amended and restated facility replaced the existing facility that was due to expire on January 30, 2010, and will continue to be available to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The new facility has a maturity date of January 31, 2012, subject to a one-year extension option. As a result of the application of the net proceeds from, among other things, the transfers of two of the remaining properties to the RioCan joint venture and the sales of shares of the Company’s common stock in February and March 2010, the Company’s availability under this facility has increased to approximately $104 million as of March 3, 2010.
Joint Venture With PCP
     On January 30, 2009, a newly-formed 40% Company-owned joint venture acquired the New London Mall in New London, Connecticut, an approximate 259,000 square foot supermarket-anchored shopping center, for a purchase price of approximately $40.7 million. The purchase price included the assumption of an existing $27.4 million first mortgage bearing interest at 4.9% per annum and maturing in 2015. The total joint venture partnership contribution was approximately $14.0 million, of which the Company’s 40% share ($5.6 million) was funded from its secured revolving stabilized property credit facility. The Company is the managing partner of the venture and receives certain acquisition, property management, construction management and leasing fees. In addition, the Company will be entitled to a “promote” fee structure, pursuant to which its profits participation would be increased to 44% if the venture reaches certain income targets. The Company’s joint venture partners are affiliates of Prime Commercial Properties PLC (“PCP”), a London-based real estate/development company.
     On February 10, 2009, a second newly-formed (also with affiliates of PCP) 40% Company-owned joint venture acquired San Souci Plaza in California, Maryland, an approximate 264,000 square foot supermarket-anchored shopping center, for a purchase price of approximately $31.8 million. The purchase price included the assumption of an existing $27.2 million first mortgage bearing interest at 6.2% per annum and maturing in 2016. The total joint venture partnership contribution was approximately $5.8 million, of which the Company’s 40% share ($2.3 million) was funded from its secured revolving stabilized property credit facility. The Company is the managing partner of the venture and receives certain acquisition, property management, construction management and leasing fees. In addition, the Company will be entitled to a “promote” fee structure, pursuant to which its profits participation would be increased to 44% if the venture reaches certain income targets.
Discontinued Operations
     During 2009, the Company sold, or has treated as “held for sale”, nine of its drug store/convenience centers, located in Ohio and New York, aggregating 304,000 square feet of GLA, including the 6,000 square foot McDonalds/Waffle House, located in Medina, Ohio, the 10,000 square foot CVS property located in Westfield, New York, the 24,000 square foot Staples property located in Oswego, New York, the 32,000 square foot Discount Drug Mart Plaza located in Hudson, Ohio, the 38,000 square foot Discount Drug Mart Plaza located in Dover, Ohio, the 84,000 square foot Gabriel Brothers property located in Kent, Ohio, the 40,000 square foot Discount Drug Mart Plaza located in Carrollton, Ohio, the 20,000 square foot Pondside Plaza located in Geneseo, New York, and the 50,000 square foot Discount Drug Mart Plaza located in Powell, Ohio. The aggregate sales prices for the nine properties are approximately $27.1 million, and the properties are subject to property-specific mortgage loans payable of approximately $17.7 million. In connection with these transactions, the Company recorded impairment charges aggregating $3.6 million, and has realized gain on sales of $557,000. The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable, have been reclassified as “held for sale” on the Company’s consolidated balance sheets at December 31, 2009 and 2008. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented.
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
     The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.
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
Results of Operations
     Differences in results of operations between 2009 and 2008, and between 2008 and 2007, respectively, were primarily the result of the Company’s property acquisition/disposition program and continuing development/redevelopment activities. During the period January 1, 2008 through December 31, 2009, the Company acquired six shopping and convenience centers aggregating approximately 790,000 square feet of GLA, purchased the joint venture minority interests in four properties, and acquired approximately 181.7 acres of land for development, expansion and/or future development, for a total cost of approximately $189.0 million. In addition, the Company placed into service six ground-up developments having an aggregate cost of approximately $194.3 million. The Company sold or held for sale nine primarily drug store anchored shopping centers aggregating approximately 304,000 square feet of GLA for an aggregate sales price of approximately $27.1 million. In addition, in connection with the RioCan transactions, the Company has transferred or will be transferring seven properties to a joint venture with RioCan, aggregating approximately 1,167,000 square feet of GLA, and in connection with which it will have realized approximately $65 million in proceeds. Net (loss) income was ($16.8) million, $21.0 million and $24.0 million for 2009, 2008 and 2007, respectively.

Comparison of 2009 to 2008

						Properties
			Increase	Percent	Acquisitions	held in
	2009	2008	(decrease)	change	and other (ii)	both years
Total revenues	$181,711,000	$170,665,000	$11,046,000	6%	$11,467,000	(421,000)
Property operating expenses	55,455,000	48,468,000	6,987,000	14%	4,254,000	2,733,000
Depreciation and amortization	54,257,000	48,741,000	5,516,000	11%	7,080,000	(1,564,000)
General and administrative	10,166,000	8,586,000	1,580,000	18%	n/a	n/a
Impairment charges	23,636,000	—	23,636,000	n/a	n/a	n/a
Terminated projects and acquisition transaction costs	4,367,000	855,000	3,512,000	n/a	n/a	n/a
Non-operating income and expense, net (i)	48,103,000	43,694,000	4,409,000	10%	n/a	n/a
Discontinued operations:
Income from discontinued operations	476,000	688,000	(212,000)	n/a	n/a	n/a
Impairment charges	3,559,000	—	3,559,000	n/a	n/a	n/a
Gain on sales of discontinued operations	557,000	—	557,000	n/a	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), equity in income of unconsolidated joint ventures, and gain on sales of land parcels.

(ii)	Includes principally (a) the results of properties acquired after January 1, 2008, (b) unallocated property and construction management compensation and benefits (including stock-based compensation), (c) results of a property in Wyoming, Michigan where the then existing building improvements were demolished in the second quarter of 2008 as part of the redevelopment plans for the property and (d) results of ground-up development and re-development properties recently placed into service.
     Properties held in both periods. The Company held 102 properties throughout 2009 and 2008.
     Total revenues decreased primarily as a result of (i) a decrease in non-cash straight-line rents primarily as a result of early lease terminations ($1.1 million), (ii) a decrease in non-cash amortization of intangible lease liabilities primarily as a result of the completion of scheduled amortization at certain properties ($0.9 million) (which also resulted in a decrease in depreciation and amortization expense), (iii) a decrease in percentage rent ($159,000), and (iv) a decrease in base rents ($103,000), partially offset by (v) an increase in tenant recoveries ($1.2 million), predominately the result of an increase in billable property operating expenses, and (vi) an increase in other income ($655,000), predominately the result of lease termination income of $800,000 received in December 2009. In connection with the worsening economic climate beginning in the latter part of 2008 and continuing into 2009, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected limited circumstances, the aggregate amount of such relief granted had a limited impact on results of operations. However, there can be no assurance that the amount of such relief will not become more significant in future periods.
     Property operating expenses increased primarily as a result of (i) a net increase ($1.6 million) in expenses billable to tenants, primarily as a result of (a) an increase in real estate taxes from reassessments at recently-acquired or redeveloped properties ($1.4 million), (b) an increase in snow removal costs ($1.4 million), partially offset by (c) a decrease in insurance expense ($0.4 million), (d) a decrease in repairs and maintenance expenses ($0.2 million), (e) a decrease in landscaping expense ($0.1 million), and (f) a decrease in a number of smaller operating expense categories ($0.5 million), (ii) an increase in the provision for doubtful accounts primarily as a result of the more challenging economic conditions in 2009 for a number of non-core tenants ($1.6 million), and (iii) a decrease in expenses not billable to tenants ($0.3 million).
     Depreciation and amortization expenses included under “acquisitions and other” reflects the acceleration of depreciation expense ($6.3 million) at two properties at which the Company demolished portions of buildings as part of the redevelopment plans for those properties.
     General and administrative expenses increased primarily as a result of increases in stock-based compensation expense through increased amortization of an increased number of restricted stock grants and mark-to-market adjustments relating to stock-based compensation.
     Impairments for 2009 relates to the net impairment charges recorded in connection with the seven properties transferred or to be transferred to the RioCan joint venture, as more fully discussed elsewhere in this report.
     Terminated projects and acquisition transaction costs for 2009 includes (i) the acquisition transaction costs associated with the two acquisitions completed during 2009 ($1.3 million, of which the noncontrolling interests’ share was $0.7 million), (ii) the decision to terminate potential development opportunities in Milford, Delaware and Ephrata, Pennsylvania (an aggregate of $2.8 million), and (iii) the costs primarily associated with a cancelled acquisition. Terminated projects and acquisition transaction costs for 2008 include (i) the decision to terminate potential development opportunities primarily in Ephrata, Pennsylvania and Roanoke, Virginia (an aggregate of $652,000) and (ii) costs incurred related to a canceled potential joint venture ($203,000).
     Non-operating income and expense, net, increased primarily a result of (i) higher amortization of deferred financing costs ($1.9 million) resulting from (a) extending the secured revolving stabilized property credit facility, originally in January 2009 and again in November 2009, and (b) the secured revolving development property credit facility and the property-specific construction facility, having closed in June 2008 and September 2008, respectively, being outstanding throughout all of 2009, (ii) higher loan balances outstanding principally to fund the equity portions of acquisitions and development activities ($3.0 million), and (iii) reduction in interest income ($0.2 million), partially offset by (iv) gain on sales of land parcels ($0.5 million) and (v) an increase in equity in income of unconsolidated joint venture ($0.2 million).
     Discontinued operations for 2009 and 2008 include the results of operations, and where applicable, gain on sales ($557,000) and impairment charges ($3.6 million), for nine of the Company’s drug store/convenience centers which its has sold or has treated as “held for sale”, located in Ohio and New York, aggregating 304,000 square feet of GLA, as more fully discussed elsewhere in this report.

Comparison of 2008 to 2007

						Properties
			Increase	Percent	Acquisitions	held in
	2008	2007	(decrease)	change	and other (ii)	both years
Total revenues	$170,665,000	$150,604,000	$20,061,000	13%	$21,172,000	(1,111,000)
Property operating expenses	48,468,000	40,029,000	8,439,000	21%	7,079,000	1,360,000
Depreciation and amortization	48,741,000	41,004,000	7,737,000	19%	7,886,000	(149,000)
General and administrative	8,586,000	9,041,000	(455,000)	-5%	n/a	n/a
Terminated projects and acquisition transaction costs	855,000	—	855,000	n/a	n/a	n/a
Non-operating income and expense, net (i)	43,694,000	37,073,000	6,621,000	18%	n/a	n/a
Discontinued operations:
Income from discontinued operations	688,000	560,000	128,000	n/a	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), equity in income of an unconsolidated joint venture.

(ii)	Includes principally (a) the results of properties acquired after January 1, 2007, (b) unallocated property and construction management compensation and benefits (including stock-based compensation), (c) results of a property in Wyoming, Michigan where the then existing building improvements were demolished in the second quarter of 2008 as part of the redevelopment plans for the property and (d) results of ground-up development and re-development properties recently placed into service.
     Properties held in both periods. The Company held 81 properties throughout 2008 and 2007.
     Total revenues decreased primarily as a result of (i) a decrease in tenant recoveries primarily due to a higher collection rate in 2007 due to billing system improvements made in 2006 and 2007 ($648,000), (ii) a decrease in percentage rent ($596,000), (iii) a net decrease ($10,000) in non-cash amortization of intangible lease liabilities (iv) a decrease in straight-line rental income ($1,046,000), which is partially offset by an increase in base rent ($957,000), off-set by (v) an increase in other income ($232,000). In connection with the worsening economic climate beginning in the latter part of 2008 and continuing into 2009, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected limited circumstances, the aggregate amount of such relief granted had a limited impact on results of operations.
     Property operating expenses increased as a result of (i) an increase in real estate and other property-related taxes, related principally to reassessments of properties previously acquired and completed development and re-developed projects ($549,000), (ii) an increase in the provision for doubtful accounts primarily due to a higher collection rate in 2007 due to billing system improvements made in 2006 and 2007 ($689,000), (iii) an increase in non-billable expenses ($383,000), (iii) an increase in a number of other operating expenses ($198,000), which is partially offset by (iv) a decrease in snow removal costs ($459,000).
     General and administrative expenses decreased primarily as a result of the retirement of a senior executive in 2007 and the initial compensation/relocation costs of his replacement ($1,535,000 in the aggregate), off-set by increased compensation costs, increased professional fees and the Company’s continued growth in 2008.
     Terminated projects and acquisition transaction costs for 2008 includes (i) the decision to terminate potential development opportunities primarily in Ephrata, Pennsylvania and Roanoke, Virginia (an aggregate of $652,000) and (ii) costs incurred related to a canceled potential joint venture ($203,000).
     Non-operating income and expense, net, increased primarily as a result of (i) increased interest costs from borrowings related to property acquisitions and acquisitions of a joint venture partner’s interest ($5,880,000), (ii) higher amortization of deferred financing costs ($557,000), (iii) lower interest income ($505,000) as a result of lower prevailing interest rates and a change in the cash management plan, partially off-set by (iv) earnings from an unconsolidated joint venture acquired in November 2006 and an additional investment in the unconsolidated joint venture made in April 2008 ($321,000).
     Discontinued operations for 2008 and 2007 include the results of operations for nine of the Company’s drug store/convenience centers which it has sold or has treated as “held for sale” during 2009, located in Ohio and New York, aggregating 304,000 square feet of GLA, as more fully discussed elsewhere in this report.
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
     In April 2009, the Company’s Board of Directors determined to suspend payment of cash dividends with respect to its common stock and OP Units for the balance of 2009 (the quarterly dividends paid in February had already been reduced by one-half). Based on the number of shares of common stock and OP Units outstanding at the time, the cash savings throughout 2009 was estimated to aggregate approximately $37 million. This decision was in response to the state of the economy, the difficult retail environment, the constrained capital markets and the need to renew the Company’s secured revolving stabilized property credit facility. In December 2009, following a review of the state of the economy and the Company’s financial position, the Company’s Board of Directors determined to resume payment of a cash dividend in the amount $0.09 per share ($0.36 per share on an annualized basis) on the Company’s common stock, which was paid on January 20, 2010 to shareholders of record as of the close of business on December 31, 2009.
     In November 2009, the Company closed an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A., continuing as agent, together with three other lead lenders and other participating banks, with commitments from participants of $265.0 million (increased to $285.0 million in January 2010). The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral. The principal terms of the new facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor (under the prior arrangement, the interest rate was based on LIBOR plus a bps spread depending upon the Company’s leverage ratio, as defined, which had been 135 bps prior to the new facility), (iii) a leverage ratio limited to 67.5%, (iv) an unused portion fee of 50 bps (previously 25 bps), and (v) a maturity date of January 31, 2012, subject to a one-year extension option. In connection was the new facility, the Company paid participating lender fees and closing and transaction costs of approximately $9.0 million.
     Borrowings outstanding under the facility aggregated $188.0 million at December 31, 2009, such borrowings bore interest at an average rate of 5.5% per annum, and the Company had pledged 34 of its shopping center properties as collateral for such borrowings.
     The secured revolving stabilized property credit facility has been and will be used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage as discussed above and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of December 31, 2009, the Company was permitted to draw up to approximately $204.3 million, of which approximately $16.3 million remained available as of that date. As a result of the application of the net proceeds from, among other things, the transfers of two of the remaining properties to the RioCan joint venture (more fully described above) and the sales of shares of the Company’s common stock in February and March 2010 (more fully described below), such availability has increased to approximately $104 million as of March 3, 2010.. As of December 31, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been and will be used to fund in part the Company’s and certain joint ventures’ development activities. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $69.7 million at December 31, 2009, and such borrowings bore interest at a rate of 2.5% per annum. As of December 31, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.
     The Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has guaranteed and pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. This facility will expire in September 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $61.2 million at December 31, 2009, and such borrowings bore interest at an average rate of 2.5% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. As of December 31, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
     Mortgage loans payable at December 31, 2009 consisted of fixed-rate notes totaling $610.8 million, with a weighted average interest rate of 5.8%, and variable-rate debt totaling $82.2 million, with a weighted average interest rate of 3.4%. Total mortgage loans payable and secured revolving credit facilities have an overall weighted average interest rate of 5.3% and mature at various dates through 2029. For 2010, the Company has approximately $8.0 million of scheduled debt principal amortization payments and $12.3 million of balloon payments.
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.
     On October 26, 2009, the Company entered into definitive agreements with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian real estate investment trust listed on the Toronto Stock Exchange (“RioCan”), pursuant to which the Company (1) sold to RioCan approximately 6,667,000 shares of the Company’s common stock at $6.00 per share in a private placement (RioCan agreeing that it would not sell any of such shares for a period of one year), (2) issued to RioCan warrants to purchase approximately 1,429,000 shares of the Company’s common stock at an exercise price of $7.00 per share, exercisable over a two-year period (valued at $1,643,000), (3) entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties presently owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas during the next two years, in the same joint venture format, and (4) entered into a “standstill” agreement with respect to increases in RioCan’s ownership of the Company’s common stock for a three-year period. In addition, subject to certain exceptions, the Company has agreed that it will not issue any new shares of common stock unless RioCan is offered the right to purchase that additional number of shares that will maintain its pro rata percentage ownership, on a fully diluted basis. In connection with the formation of the joint venture, the Company recorded an impairment charge of $23.6 million relating to the seven properties transferred or to be transferred to the joint venture.
     The private placement investment by RioCan and the issuance of the warrants by the Company were concluded on October 30, 2009. Two of the properties (Blue Mountain Commons located in Harrisburg, Pennsylvania and Sunset Crossing located in Dickson City, Pennsylvania) were transferred to the joint venture on December 10, 2009, resulting in proceeds to the Company of approximately $33 million (in connection with the closing, a repayment of $25.9 million was required under the Company’s secured revolving development property credit facility). The remaining five properties are subject to mortgage loans payable aggregating approximately $94 million. Two of the properties (Columbus Crossing Shopping Center located in Philadelphia, Pennsylvania and Franklin Village Plaza located in Franklin, Massachusetts) were transferred to the joint venture in January and February 2010, resulting in net proceeds to the Company of approximately $16 million. The remaining three properties (Loyal Plaza Shopping Center located in Williamsport, Pennsylvania, Shaw’s Plaza located in Raynham, Massachusetts, and Stop & Shop Plaza located in Bridgeport, Connecticut) are to be transferred during the first half of 2010, resulting in net proceeds to the Company of an additional approximately $16 million. In connection with the transfers of the seven properties to the joint venture and the private placement transactions, the Company will have received aggregate net proceeds of approximately $105 million, after estimated closing and transaction costs, which have been or will be used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities. In connection with these transactions, the Company incurred costs and fees of approximately $6.0 million, including fees to the Company’s investment advisor ($3.5 million), the value assigned to the warrants (approximately $1.6 million), and other costs and expenses aggregating $0.9 million. In addition, the Company agreed to pay to its investment advisor a fee of 1% of the gross cost of future acquisitions made by the joint venture for a two-year period, up to a maximum of $3.0 million.
     On February 5, 2010, the Company concluded a public offering of 7,500,000 shares of its common stock at $6.60 per share, and realized net proceeds after offering expenses of approximately $47.0 million. On March 3, 2010, the underwriters exercised their over-allotment option to the extent of 697,800 shares, and the Company realized additional net proceeds of $4.4 million. In connection with the offering, RioCan acquired 1,350,000 shares of the Company’s common stock, including 100,000 shares acquired in connection with the exercise of the over-allotment option, and the Company realized net proceeds of $8.9 million.
     In September 2009, the Company entered into a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock aggregating up to $30 million over a two-year commitment period; the commitment is expandable at the Company’s option to $45 million. Through December 31, 2009, 422,000 shares had been sold pursuant to the SEPA Agreement, at an average price of $5.93 per share, and the Company realized net proceeds, after allocation of other issuance expenses, of approximately $2.3 million. In January and February 2010, an additional 718,000 shares of the Company’s common stock had been sold pursuant to the SEPA Agreement at an average selling price of $6.97 per share, and the Company had realized net proceeds of approximately $5.0 million.

     The Company expects to have sufficient liquidity to effectively manage its business. Such liquidity sources include, amongst others (i) cash on hand, (ii) operating cash flows, (iii) availability under its secured revolving credit facilities, (iv) property-specific financings, (v) sales of properties and (vi) proceeds from contributions of properties to joint ventures, and/or issuances of shares of common or preferred stock.
Contractual obligations and commercial commitments
     The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at December 31, 2009 (in thousands):

	Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
Debt:
Mortgage loans payable (i) (ii)	$20,421,000	$91,053,000	$39,629,000	$64,194,000	$123,771,000	$353,911,000	$692,979,000
Stabilized property credit facility (iii)	—	—	187,985,000	—	—	—	187,985,000
Development property credit facility (iii)	—	69,700,000	—	—	—	—	69,700,000
Interest payments (iv)	48,767,000	47,560,000	44,473,000	28,961,000	22,950,000	23,016,000	215,727,000
Operating lease obligations	1,150,000	1,213,000	1,219,000	1,234,000	1,250,000	21,519,000	27,585,000

Total	$70,338,000	$209,526,000	$273,306,000	$94,389,000	$147,971,000	$398,446,000	$1,193,976,000

(i)	Does not include: (a) the $15.3 million mortgage loan payable by the Company’s 76.3% owned unconsolidated joint venture, which is due in May 2011, (b) mortgage loans payable applicable to the seven properties transferred or to be transferred to the RioCan joint venture, or (c) mortgage loans payable applicable to discontinued operations.

(ii)	Mortgage loans payable for 2011 includes $61.2 million applicable to property-specific structured financing which is subject to a one-year extension option.

(iii)	Subject to a one-year extension option.

(iv)	Represents interest payments expected to be incurred on the Company’s consolidated debt obligation as of December 31, 2009 inclusive of capitalized interest. For variable rate debt, the rate in effect at December 31, 2009 is assumed to remain in effect until the maturities of the respective obligations. Does not include interest payments to be incurred on debt obligations applicable to unconsolidated joint ventures or discontinued operations.
     In addition, the Company plans to spend between $30 million and $35 million during 2010 in connection with development and redevelopment activities in process as of December 31, 2009.
Net Cash Flows
Operating Activities
     Net cash flows provided by operating activities amounted to $51.9 million during 2009, compared to $60.8 million during 2008 and $53.5 million during 2007. The changes in operating cash flows during 2009, 2008 and 2007 were primarily the result of the Company’s development and redevelopment activities, and property acquisitions or dispositions.
Investing Activities
     Net cash flows used in investing activities were $70.0 million in 2009, $151.4 million in 2008 and $192.4 million in 2007, and were primarily the result of the Company’s acquisition/disposition activities. During 2009, the Company acquired two shopping and convenience centers and incurred expenditures for property improvements, an aggregate of $108.3 million. The Company realized proceeds from the transfers of two properties to the RioCan joint venture ($32.1 million) and from the sales of properties treated as discontinued operations ($6.8 million). During 2008, the Company acquired four shopping and convenience centers, acquired land for development, expansion and/or future development and incurred expenditures for property improvements, an aggregate of $131.9 million. The Company also purchased the joint venture minority interests in four properties for $17.5 million. During 2007, the Company acquired 20 shopping and convenience centers and land for development, expansion and/or future development, and incurred expenditures for property improvements, an aggregate of $187.5 million.
Financing Activities
     Net cash flows provided by financing activities were $27.0 million in 2009, $75.5 million in 2008 and $143.7 million in 2007. During 2009, the Company received proceeds of mortgage financings of $60.9 million, proceeds from sales of common stock of $40.9 million, $12.2 million in contributions from noncontrolling interests (minority interest partners) $5.0 million in proceeds from a standby equity advance (not settled as of December 31, 2009), offset by net repayments to its revolving credit facilities of $46.8 million, repayment of mortgage obligations of $18.2 million (including $8.9 million of mortgage balloon payments), preferred and common stock distributions of $12.9 million, the payment of financing costs of $10.0 million, and distributions paid to noncontrolling interests (minority and limited partner interests) of $4.1 million. During 2008, the Company received net advance proceeds of $114.1 million from its revolving credit facilities, $106.7 million in net proceeds from mortgage financings, and $6.3 million in contributions from noncontrolling interests (minority interest partners), offset by the repayment of mortgage obligations of $93.3 million (including $84.8 million of mortgage balloon payments), preferred and common stock distributions of $47.9 million, distributions paid to noncontrolling interests (minority and limited partner interests) of $5.2 million, the payment of financing costs of $5.1 million, and the redemption of noncontrolling interests (a limited partner’s OP Units) of $0.1 million. During 2007, the Company received net advance proceeds of $122.0 million from its stabilized property credit facility, $53.2 million in contributions from noncontrolling interests (minority interest partners), $34.5 million in net proceeds from mortgage financings, and $3.9 million in net proceeds from public offerings, offset by preferred and common stock distributions of $47.6 million, the repayment of mortgage obligations of $16.2 million (including $7.6 million of mortgage balloon payments), the payment of financing costs of $3.2 million, and distributions paid to noncontrolling interests (minority and limited partner interests) of $2.9 million.
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
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for 2009, 2008 and 2007:

	2009	2008	2007
Net (loss) income attributable to common shareholders	$(24,543,000)	$10,498,000	$14,092,000
Add (deduct):
Real estate depreciation and amortization	55,179,000	49,521,000	41,918,000
Noncontrolling interests:
Limited partners’ interest	(904,000)	477,000	633,000
Minority interests in consolidated joint ventures	772,000	2,157,000	1,415,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(5,787,000)	(6,134,000)	(2,139,000)
Equity in income of unconsolidated joint ventures	(1,098,000)	(956,000)	(634,000)
FFO from unconsolidated joint ventures	1,519,000	1,296,000	905,000
Gain on sales of discontinued operations	(557,000)	—	—

Funds From Operations	$24,581,000	$56,859,000	$56,190,000

FFO per common share (assuming conversion of OP Units)
Basic and diluted	$0.51	$1.22	$1.22

Weighted average number of common shares:
Shares used in determination of basic earnings per share	46,234,000	44,475,000	44,193,000
Additional shares assuming conversion of OP Units (basic)	2,014,000	2,024,000	1,985,000

Shares used in determination of basic FFO per share	48,248,000	46,499,000	46,178,000

Shares used in determination of diluted earnings per share	46,234,000	44,475,000	44,197,000
Additional shares assuming conversion of OP Units (diluted)	2,014,000	2,024,000	1,990,000

Shares used in determination of diluted FFO per share	48,248,000	46,499,000	46,187,000

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
     The Company is exposed to interest rate changes primarily through (i) the variable-rate creditfacilities used to maintain liquidity, fund capital expenditures, development/redevelopment activities, and expand its real estate investment portfolio, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At December 31, 2009, the Company had approximately $28.9 million of mortgage loans payable and $23.9 million of secured revolving stabilized property credit facility subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.8% per annum. In addition, the Company had an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania. On January 20, 2010, the Company paid approximately $5.5 million to terminate interest rate swaps applicable to approximately $23.9 million of secured revolving stabilized property credit facility as well as the interest rate swap applicable to anticipated permanent financing for its development joint venture project in Stroudsburg, Pennsylvania.
     At December 31, 2009, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $610.8 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $339.9 million of variable-rate debt (including $257.7 million in advances under the Company’s revolving credit facilities) was 4.4%. The secured revolving stabilized property credit facility matures in January 2012, subject to a one-year extension option. The secured revolving development property credit facility matures in June 2011, subject to a one-year extension option. With respect to $151.9 million of variable-rate debt outstanding at December 31, 2009, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $1.5 million per annum. With respect to the remaining $188.0 of variable-rate debt outstanding at December 31, 2009, represented by the Company’s secured revolving stabilized property credit facility, interest is based on LIBOR with a 200 bps LIBOR floor. Accordingly, if interest rates either increase or decrease by 1%, the Company’s interest cost applicable on this line would increase by approximately $1.9 million per annum only if LIBOR was in excess of 2.0% per annum.

Item 8. Financial Statements and Supplementary Data
All other schedules have been omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.
We have audited the accompanying consolidated balance sheets of Cedar Shopping Centers, Inc. (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Shopping Centers, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cedar Shopping Centers, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
March 15, 2010

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Real estate:
Land	$358,168,000	$328,425,000
Buildings and improvements	1,317,154,000	1,210,788,000

	1,675,322,000	1,539,213,000
Less accumulated depreciation	(164,615,000)	(124,387,000)

Real estate, net	1,510,707,000	1,414,826,000

Real estate to be transferred to a joint venture	139,743,000	194,952,000
Real estate held for sale — discontinued operations	11,599,000	32,063,000
Investment in unconsolidated joint ventures	14,113,000	4,976,000

Cash and cash equivalents	17,164,000	8,231,000
Restricted cash	14,075,000	14,004,000
Rents and other receivables, net	9,745,000	5,818,000
Straight-line rents	14,602,000	12,327,000
Other assets	8,809,000	9,403,000
Deferred charges, net	36,873,000	30,528,000

Total assets	$1,777,430,000	$1,727,128,000

Liabilities and equity
Mortgage loans payable	$692,979,000	$613,712,000
Mortgage loans payable — real estate to be transferred to a joint venture	94,018,000	77,307,000
Mortgage loans payable — real estate held for sale — discontinued operations	7,765,000	17,964,000
Secured revolving credit facilities	257,685,000	304,490,000
Accounts payable and accrued liabilities	46,902,000	46,548,000
Unamortized intangible lease liabilities	46,643,000	56,122,000
Liabilities — real estate held for sale and real estate to be transferred to a joint venture	4,295,000	5,262,000

Total liabilities	1,150,287,000	1,121,405,000

Limited partners’ interest in Operating Partnership	12,656,000	14,271,000

Commitments and contingencies	—	—

Equity:
Cedar Shopping Centers, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 52,139,000 and 44,468,000 shares, respectively, issued and outstanding)	3,128,000	2,668,000
Treasury stock (981,000 and 713,000 shares, respectively, at cost)	(9,688,000)	(9,175,000)
Additional paid-in capital	621,299,000	576,083,000
Cumulative distributions in excess of net income	(161,328,000)	(127,043,000)
Accumulated other comprehensive loss	(2,992,000)	(7,256,000)

Total Cedar Shopping Centers, Inc. shareholders’ equity	539,169,000	524,027,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	67,229,000	58,150,000
Limited partners’ interest in Operating Partnership	8,089,000	9,275,000

Total noncontrolling interests	75,318,000	67,425,000

Total equity	614,487,000	591,452,000

Total liabilities and equity	$1,777,430,000	$1,727,128,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2009	2008	2007
Revenues:
Rents	$145,439,000	$137,524,000	$120,606,000
Expense recoveries	34,837,000	31,934,000	28,223,000
Other	1,435,000	1,207,000	1,775,000

Total revenues	181,711,000	170,665,000	150,604,000

Expenses:
Operating, maintenance and management	34,478,000	29,477,000	24,652,000
Real estate and other property-related taxes	20,977,000	18,991,000	15,377,000
General and administrative	10,166,000	8,586,000	9,041,000
Impairments	23,636,000	—	—
Terminated projects and acquisition transaction costs	4,367,000	855,000	—
Depreciation and amortization	54,257,000	48,741,000	41,004,000

Total expenses	147,881,000	106,650,000	90,074,000

Operating income	33,830,000	64,015,000	60,530,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(49,785,000)	(44,934,000)	(38,495,000)
Interest income	63,000	284,000	788,000
Equity in income of unconsolidated joint ventures	1,098,000	956,000	634,000
Gain on sales of land parcels	521,000	—	—

Total non-operating income and expense	(48,103,000)	(43,694,000)	(37,073,000)

(Loss) income before discontinued operations	(14,273,000)	20,321,000	23,457,000

(Loss) income from discontinued operations	(3,083,000)	688,000	560,000
Gain on sales of discontinued operations	557,000	—	—

Total discontinued operations	(2,526,000)	688,000	560,000

Net (loss) income	(16,799,000)	21,009,000	24,017,000

Less, net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(772,000)	(2,157,000)	(1,415,000)
Limited partners’ interest in Operating Partnership	904,000	(477,000)	(633,000)

Total net (income) loss attributable to noncontrolling interests	132,000	(2,634,000)	(2,048,000)

Net (loss) income attributable to Cedar Shopping Centers, Inc.	(16,667,000)	18,375,000	21,969,000

Preferred distribution requirements	(7,876,000)	(7,877,000)	(7,877,000)

Net (loss) income attributable to common shareholders	$(24,543,000)	$10,498,000	$14,092,000

Per common share attributable to common sharehoders (basic and diluted):
Continuing operations	$(0.48)	$0.23	$0.31
Discontinued operations	(0.05)	0.01	0.01

	$(0.53)	$0.24	$0.32

Amounts attributable to Cedar Shopping Centers, Inc. common shareholders, net of limited partners’ interest:
(Loss) income from continuing operations	$(22,107,000)	$9,840,000	$13,556,000
(Loss) income from discontinued operations	(2,973,000)	658,000	536,000
Gain on sales of discontinued operations	537,000	—	—

Net (loss) income	$(24,543,000)	$10,498,000	$14,092,000

Dividends to common shareholders	$9,742,000	$40,027,000	$39,775,000
Per common share	$0.2025	$0.9000	$0.9000

Weighted average number of common shares outstanding	46,234,000	44,475,000	44,193,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Equity
Years ended December 31, 2009, 2008 and 2007

	Cedar Shopping Centers, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss) income	Total
Balance, December 31, 2006	3,550,000	88,750,000	43,773,000	2,626,000	$(6,378,000)	$564,637,000	$(75,309,000)	$146,000	$574,472,000

Net income							21,969,000		21,969,000
Unrealized loss on change in fair value of cash flow hedges								(82,000)	(82,000)

Total other comprehensive income									21,887,000

Deferred compensation activity, net			186,000	11,000	(1,814,000)	3,949,000			2,146,000
Net proceeds from sale of common stock			275,000	17,000		4,115,000			4,132,000
Conversion of OP units into common stock			4,000	—		45,000			45,000
Preferred distribution requirements							(7,877,000)		(7,877,000)
Distributions to common shareholders/ noncontrolling interests							(39,775,000)		(39,775,000)
Additional noncontrolling interests’ shares									—
Reallocation adjustment of limited partners’ interest						(354,000)			(354,000)
Adjustment of Mezz OP Units to redemption value							3,478,000		3,478,000

Balance, December 31, 2007	3,550,000	88,750,000	44,238,000	2,654,000	(8,192,000)	572,392,000	(97,514,000)	64,000	558,154,000

Net income							18,375,000		18,375,000
Unrealized loss on change in fair value of cash flow hedges								(7,320,000)	(7,320,000)

Total other comprehensive income									11,055,000

Deferred compensation activity, net			225,000	13,000	(983,000)	3,342,000			2,372,000
Conversion of OP units into common stock			5,000	1,000		67,000			68,000
Preferred distribution requirements							(7,877,000)		(7,877,000)
Distributions to common shareholders/ noncontrolling interests							(40,027,000)		(40,027,000)
Additional noncontrolling interests’ shares									—
Purchase/redemption of noncontrolling interests’ shares									—
Reallocation adjustment of limited partners’ interest						282,000			282,000

Balance, December 31, 2008	3,550,000	88,750,000	44,468,000	2,668,000	(9,175,000)	576,083,000	(127,043,000)	(7,256,000)	524,027,000

Net loss							(16,667,000)		(16,667,000)
Unrealized gain on change in fair value of cash flow hedges								4,264,000	4,264,000

Total other comprehensive loss									(12,403,000)

Deferred compensation activity, net			570,000	34,000	(513,000)	3,070,000			2,591,000
Net proceeds from the sales of common stock and issuance of warrants			7,089,000	425,000		40,465,000			40,890,000
Conversion of OP units into common stock			12,000	1,000		130,000			131,000
Preferred distribution requirements							(7,876,000)		(7,876,000)
Distributions to common shareholders/ noncontrolling interests							(9,742,000)		(9,742,000)
Reallocation adjustment of limited partners’ interest						1,551,000			1,551,000
Additional noncontrolling interests’ shares

Balance, December 31, 2009	3,550,000	88,750,000	52,139,000	3,128,000	$(9,688,000)	$621,299,000	$(161,328,000)	$(2,992,000)	$539,169,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Equity
Years ended December 31, 2009, 2008 and 2007
(continued)

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity
Balance, December 31, 2006	$9,132,000	$9,834,000	$18,966,000	$593,438,000

Net income	1,415,000	240,000	1,655,000	23,624,000
Unrealized loss on change in fair value of cash flow hedges	(200,000)	(2,000)	(202,000)	(284,000)

Total other comprehensive income	1,215,000	238,000	1,453,000	23,340,000

Deferred compensation activity, net	—	—	—	2,146,000
Net proceeds from sale of common stock	—	—	—	4,132,000
Conversion of OP units into common stock		(45,000)	(45,000)	—
Preferred distribution requirements	—	—	—	(7,877,000)
Distributions to common shareholders/ noncontrolling interests	(1,063,000)	(681,000)	(1,744,000)	(41,519,000)
Additional noncontrolling interests’ shares	53,118,000	570,000	53,688,000	53,688,000
Reallocation adjustment of limited partners’ interest	—	195,000	195,000	(159,000)
Adjustment of Mezz OP Units to redemption value	—	—	—	3,478,000

Balance, December 31, 2007	62,402,000	10,111,000	72,513,000	630,667,000

Net income	2,157,000	187,000	2,344,000	20,719,000
Unrealized loss on change in fair value of cash flow hedges	(336,000)	(129,000)	(465,000)	(7,785,000)

Total other comprehensive income	1,821,000	58,000	1,879,000	12,934,000

Deferred compensation activity, net	—	—	—	2,372,000
Conversion of OP units into common stock	—	(68,000)	(68,000)	—
Preferred distribution requirements	—	—	—	(7,877,000)
Distributions to common shareholders/ noncontrolling interests	(3,427,000)	(717,000)	(4,144,000)	(44,171,000)
Additional noncontrolling interests’ shares	6,364,000		6,364,000	6,364,000
Purchase/redemption of noncontrolling interests’ shares	(9,010,000)		(9,010,000)	(9,010,000)
Reallocation adjustment of limited partners’ interest	—	(109,000)	(109,000)	173,000

Balance, December 31, 2008	58,150,000	9,275,000	67,425,000	591,452,000

Net loss	772,000	(358,000)	414,000	(16,253,000)
Unrealized gain on change in fair value of cash flow hedges	—	79,000	79,000	4,343,000

Total other comprehensive loss	772,000	(279,000)	493,000	(11,910,000)

Deferred compensation activity, net	—	—	—	2,591,000
Net proceeds from the sales of common stock and issuance of warrants	—	—	—	40,890,000
Conversion of OP units into common stock	—	(131,000)	(131,000)	—
Preferred distribution requirements	—	—	—	(7,876,000)
Distributions to common shareholders/ noncontrolling interests	(3,905,000)	(167,000)	(4,072,000)	(13,814,000)
Reallocation adjustment of limited partners’ interest	—	(609,000)	(609,000)	942,000
Additional noncontrolling interests’ shares	12,212,000	—	12,212,000	12,212,000

Balance, December 31, 2009	$67,229,000	$8,089,000	$75,318,000	$614,487,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
Cash flow from operating activities:
Net (loss) income	$(16,799,000)	$21,009,000	$24,017,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash provisions:
Equity in income of unconsolidated joint ventures	(1,098,000)	(956,000)	(634,000)
Distributions from unconsolidated joint ventures	921,000	834,000	529,000
Impairments	23,636,000	—	—
Terminated projects	3,094,000	463,000	—
Impairment — discontinued operations	3,559,000	—	—
Gain on sales of real estate	(1,078,000)	—	—
Straight-line rents	(2,874,000)	(2,876,000)	(3,451,000)
Depreciation and amortization	55,179,000	49,802,000	42,160,000
Amortization of intangible lease liabilities	(13,522,000)	(14,409,000)	(10,892,000)
Amortization/market price adjustments relating to stock-based compensation	2,433,000	1,099,000	1,306,000
Amortization of deferred financing costs	3,648,000	1,790,000	1,233,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(2,555,000)	1,822,000	(2,548,000)
Prepaid expenses and other	(5,168,000)	153,000	(4,265,000)
Accounts payable and accrued liabilities	2,566,000	2,084,000	6,048,000

Net cash provided by operating activities	51,942,000	60,815,000	53,503,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(108,300,000)	(131,874,000)	(187,497,000)
Proceeds from transfers to unconsolidated joint venture	32,089,000	—	—
Net proceeds from sales of real estate	6,752,000	—	—
Purchase of consolidated joint venture minority interests	—	(17,454,000)	—
Investment in unconsolidated joint venture	(350,000)	(1,097,000)	(8,000)
Construction escrows and other	(217,000)	(965,000)	(4,927,000)

Net cash used in investing activities	(70,026,000)	(151,390,000)	(192,432,000)

Cash flow from financing activities:
Net (repayments)/advances (to)/from revolving credit facilities	(46,805,000)	114,050,000	121,970,000
Proceeds from mortgage financings	60,950,000	106,738,000	34,493,000
Mortgage repayments	(18,203,000)	(93,317,000)	(16,177,000)
Payments of debt financing costs	(9,973,000)	(5,062,000)	(3,187,000)
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	12,212,000	6,383,000	53,229,000
Distributions to consolidated joint venture minority interests	(3,905,000)	(3,427,000)	(1,063,000)
Redemption of Operating Partnership Units	—	(122,000)	—
Distributions to limited partners	(227,000)	(1,822,000)	(1,788,000)
Proceeds from the sales of common stock	40,890,000	—	3,910,000
Proceeds from standby equity advance not settled	5,000,000	—	—
Preferred stock distributions	(7,876,000)	(7,877,000)	(7,877,000)
Distributions to common shareholders	(5,046,000)	(40,027,000)	(39,775,000)

Net cash provided by financing activities	27,017,000	75,517,000	143,735,000

Net increase (decrease) in cash and cash equivalents	8,933,000	(15,058,000)	4,806,000
Cash and cash equivalents at beginning of period	8,231,000	23,289,000	18,483,000

Cash and cash equivalents at end of period	$17,164,000	$8,231,000	$23,289,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominately in coastal mid-Atlantic and New England states. At December 31, 2009, the Company owned and managed 119 operating properties.
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2009, the Company owned a 96.3% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (3.7% at December 31, 2009) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 2,006,000 OP Units outstanding at December 31, 2009 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.
     In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles”, also known as the FASB Accounting Standards Codification (the “Codification”), which establishes the exclusive authoritative reference for accounting principles generally accepted in the United States (“GAAP”) for use in financial statements. The Codification supersedes all existing non-Securities and Exchange Commission (“SEC”) accounting and reporting standards, although SEC rules and interpretive releases remain as additional authoritative GAAP for U.S. registrants. The Codification does not change GAAP, but is intended to simplify user access by providing all the authoritative literature related to a particular topic in one place. The Codification, which became effective for financial statements issued after September 15, 2009, did not have an effect on the Company’s financial statements. Although the Company has continued to provide a general description of the relevant accounting literature applicable to its significant accounting policies, it has ceased including the specific FASB pronouncement references in its financial statement footnotes.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities (“VIEs”) for which it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of the equity investment at risk (i) lack the ability to make decisions about an entity’s activities through voting or similar rights, (ii) have no obligation to absorb the expected losses of the entity, or (iii) have the right to receive the expected residual returns of the entity, or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The current accounting guidance requires a VIE to be consolidated in the financial statements of the entity that is determined to be the primary beneficiary of the VIE, i.e., the entity that will receive a majority of the VIE’s expected losses, expected residual returns, or both. In determining whether the Company is the primary beneficiary of a VIE, it considers qualitative and quantitative factors including, but not limited to: (i) the amount and characteristics of the Company’s investment, (ii) the obligation or likelihood for the Company or other investors to provide financial support, (iii) the Company’s and the other investors’ ability to control or significantly influence key decisions for the VIE, and (iv) the similarity with, and significance to, the business activities of the Company and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.
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
     The Company’s three 60%-owned joint ventures for development projects in Limerick, Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be VIEs and the Company is the primary income or loss beneficiary in each case. At December 31, 2009, these VIEs owned real estate with a carrying value of $134.9 million. At that date, two of the VIEs had property-specific mortgage loans payable aggregating $62.5 million, and the real estate owned by one of the VIEs collateralized the secured revolving development property credit facility in the amount of $7.7 million.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
     With respect to its unconsolidated joint ventures, the Company has a 20% interest in a joint venture with RioCan (more fully described below) formed initially for the acquisition of seven shopping center properties owned by the Company. Two of the properties were transferred to the joint venture prior to December 31, 2009, two of the properties were transferred in January and February 2010 and the three remaining properties are expected to be transferred during the first half of 2010. In addition, the Company has a 76.3% interest in a joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania. Although the Company exercises influence over these joint ventures, it does not have operating control. In the case of the RioCan joint venture, although the Company provides management and other services, RioCan has significant management participation rights. The Company has determined that these joint ventures are not VIEs. The Company accounts for its investment in these joint ventures under the equity method.
     At December 31, 2009, the Company had deposits of $0.9 million on three land parcels to be purchased for future development. Although each of the deposits is considered a VIE, the Company has not consolidated any of them as the Company is not the primary income or loss beneficiary in each case.
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
     The consolidated financial statements reflect certain reclassifications of prior period amounts to conform to the 2009 presentation, principally (i) the retrospective reclassification, for all periods presented, of the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate (certain non-controlling interests of the Company will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP Units (“Mezz OP Units”) do not meet the requirements for equity classification), (ii) to reflect the reclassifications of the assets and liabilities of the properties transferred and to be transferred to the RioCan joint venture as “real estate to be transferred to a joint venture”, and (iii) to reflect the sale and/or treatment as “held for sale” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on previously-reported net income attributable to common shareholders or earnings per share.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Real Estate Investments and Discontinued Operations
     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years. Depreciation expense amounted to $50.3 million, $44.7 million and $37.7 million for 2009, 2008 and 2007, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred, and amounted to $2.2 million, $2.2 million and $1.7 million for 2009, 2008 and 2007, respectively.
     Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or impairment loss, if any, is reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to reflect the sold properties’ operations as discontinued.
     Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $6.3 million, $6.7 million and $4.1 million for 2009, 2008 and 2007, respectively. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under development. The Company considers a construction project to be substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
     In October 2009, the Company entered into the RioCan transactions (more fully described below), and recorded a net impairment charge aggregating $23.6 million based on the indicated values and costs of the contract of sale of an 80% interest in seven properties transferred or to be transferred to the RioCan joint venture. Insofar as the Company has and will have a continued involvement with these properties (it exercises significant influence through its 20% interest retained and provides property management and other services), the accounting treatment presentation on the accompanying consolidated balance sheet is to reflect the Company’s applicable carrying values as “real estate to be transferred to a joint venture” retroactively for all periods presented, whereas the accounting treatment presentation on the accompanying consolidated statements of operations is to reflect the results of the properties’ operations prospectively following their transfer to the joint venture as “equity in income of unconsolidated joint ventures” with no reclassification adjustments for discontinued operations. Revenues included in the accompanying statement of operations for the seven properties transferred or to be transferred to the RioCan joint venture aggregated $18.6 million, $17.7 million and $16.6 million, respectively, for 2009, 2008 and 2007.
     During 2009, the Company wrote-off costs incurred in prior years for (i) potential development opportunities in Milford, Delaware and Ephrata, Pennsylvania that the Company determined would not go forward (an aggregate of $2.8 million) and (ii) costs incurred related to the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of $1.5 million).
     During 2009, the Company sold, or has treated as “held for sale”, nine of its drug store/convenience centers, located in Ohio and New York. In connection with these transactions, the Company recorded impairment charges aggregating $3.6 million.
Conditional asset retirement obligation
     A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company. The Company would record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three years ended December 31, 2009.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
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
     The value of in-place leases is measured by the excess of (i) the purchase price paid for a property after adjusting existing in-place leases to market rental rates, over (ii) the estimated fair value of the property as if vacant. Above-market and below-market in-place lease values are recorded based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. The value of other intangibles is amortized to expense, and the above-market and below-market lease values are amortized to rental income, over the terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be recognized in operations at that time.
     With respect to the Company’s 2009 acquisitions, the fair values of in-place leases and other intangibles have been allocated to the intangible asset and liability accounts. Such allocations are preliminary and are based on information and estimates available as of the respective dates of acquisition. As final information becomes available and is refined, appropriate adjustments are made to the purchase price allocations, which are finalized within twelve months of the respective dates of acquisition. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $46.6 million and $56.1 million at December 31, 2009 and 2008, respectively.
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $13.4 million, $14.3 million and $10.8 million for 2009, 2008 and 2007, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $13.9 million, $14.5 million and $12.9 million for 2009, 2008 and 2007, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
     The unamortized balance of intangible lease liabilities of $46.6 million at December 31, 2009 is net of accumulated amortization of $52.5 million, and will be credited to future operations through 2043 as follows:

2010	$7,811,000
2011	6,279,000
2012	5,576,000
2013	5,060,000
2014	4,314,000
Thereafter	17,603,000

$46,643,000

Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days, and include cash at consolidated joint ventures of $7.4 million and $1.9 million at December 31, 2009 and 2008, respectively.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, is not available to fund other property-level or Company-level obligations, and amounted to $14.1 million and $14.0 million at December 31, 2009 and 2008, respectively.
Rents and Other Receivables
     Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over the contractual base rents is included in straight-line rents on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred; such income is recognized in the periods earned. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $5.3 million and $3.0 million at December 31, 2009 and 2008, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $3.9 million, $1.9 million and $0.8 million in 2009, 2008 and 2007, respectively.
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
     Giant Food Stores, LLC (“Giant Foods”), which is owned by Ahold N.V., a Netherlands corporation, accounted for approximately 12%, 12% and 13% of the Company’s total revenues in 2009, 2008 and 2007, respectively. Giant Foods, in combination with Stop & Shop, Inc., which is also owned by Ahold N.V., accounted for approximately 15%, 15% and 15% of the Company’s total revenues in 2009, 2008 and 2007, respectively. Of these amounts, 3%, respectively, were attributable to Giant Foods revenues at the seven properties transferred or to be transferred to the RioCan joint venture, for each of the periods presented.
     Total revenues from properties located in Pennsylvania, Massachusetts and Connecticut amounted to 46.6%, 13.2%, 11.5%, 48.5%, 13.9%, 8.7% and 53.3%, 11.2%, 8.1%, of consolidated total revenues in 2009, 2008 and 2007, respectively.
Other Assets
     Other assets at December 31, 2009 and 2008 are comprised of the following:

	December 31,
	2009	2008
Cumulative mark-to-market adjustments related to stock-based compensation	$2,100,000	$1,965,000
Prepaid expenses	5,279,000	4,643,000
Deposits	1,430,000	2,795,000

	$8,809,000	$9,403,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Deferred Charges, Net
     Deferred charges at December 31, 2009 and 2008 are net of accumulated amortization and are comprised of the following:

	December 31,
	2009	2008
Lease origination costs (i)	$17,787,000	$17,084,000
Financing costs (ii)	16,873,000	10,822,000
Other	2,213,000	2,622,000

	$36,873,000	$30,528,000

(i)	Lease origination costs include the amortized balance of intangible lease assets resulting from purchase accounting allocations of $10,067,000 and $11,492,000, respectively.

(ii)	Financing costs are incurred in connection with the Company’s credit facilities and other long-term debt.
     Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $7.6 million, $5.8 million and $4.5 million for 2009, 2008 and 2007, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs are net of accumulated amortization of $13.9 million and $12.3 million, respectively, and will be charged to future operations as follows (lease origination costs through 2033, and financing costs through 2029):

	Lease
	origination	Financing
	costs	costs
Non-amortizing (i)	$397,000	$174,000
2010	2,609,000	5,274,000
2011	2,271,000	5,053,000
2012	2,000,000	4,164,000
2013	1,759,000	927,000
2014	1,442,000	499,000
Thereafter	7,309,000	782,000

	$17,787,000	$16,873,000

(i)	Represents (a) lease origination costs applicable to leases with commencement dates beginning after December 31, 2009 and (b) financing costs applicable to commitment fees/deposits relating to mortgage loans concluded after December 31, 2009.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of December 31, 2009, the Company was in compliance with all REIT requirements.
     The Company follows a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited. The Company has not identified any uncertain tax positions requiring accrual.
Derivative Financial Instruments
     The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. As of December 31, 2009, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of December 31, 2009, if a counterparty were to default, the Company would receive a net interest benefit. At December 31, 2009, the Company had approximately $28.9 million of mortgage loans payable and $23.9 million of secured revolving stabilized property credit facility subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.8% per annum. At that date, the Company had accrued liabilities (included in accounts payable and accrued expenses on the consolidated balance sheet) for (i) $2.8 million relating to the fair value of interest rate swaps applicable to existing mortgage loans payable of $28.9 million and secured revolving stabilized property credit facility of $23.9 million, and (ii) $3.1 million relating to an interest rate swap applicable to anticipated

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania, bearing an effective date of June 1, 2010, a termination date of June 1, 2020, and a fixed rate of 5.56%. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate. Currently, all but one of the Company’s derivative instruments are designated as effective hedging instruments.
     The following is a summary of the derivative financial instruments held by the Company at December 31, 2009 and 2008:

			Notional values			Balance	Fair value
Designation/			December 31,		Expiration	sheet	December 31,
Cash flow	Derivative	Count	2009	2008	dates	location	2009	2008

						Accounts payable
Non-qualifying (1)	Interest	1	$23,891,000	$—	2011	and	$1,297,000	$—

Qualifying (1)	rate swaps	8	$56,925,000	$61,796,000	2010 - 2020	accrued expenses	$4,655,000	$10,590,000

(1)	The notional values and fair values for December 31, 2008 includes all nine of the Company’s interest rate swaps as qualifying.
     These interest rate swaps are used to hedge the variable cash flows associated with existing variable-rate debt. Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt and totaled approximately $1.6 million and $0.4 million for the years ended December 31, 2009 and 2008, respectively.
     The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for 2009, 2008 and 2007, respectively:

		Amount of gain (loss) recognized in other
		comprehensive (loss) income (effective portion)
Designation/		Years ended December 31,
Cash flow	Derivative	2009	2008	2007
Non-qualifying	Interest rate	$106,000	$—	$—

Qualifying	swaps	$4,237,000	$(7,785,000)	$(284,000)

		Amount of gain (loss) recognized in interest expense
		(ineffectve portion)
Non-qualifying	Interest rate	$107,000	$—	$—

Qualifying	swaps	$67,000	$(223,000)	$—

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period (including restricted shares and shares held by Rabbi Trusts). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The calculation of the number of such additional shares was anti-dilutive for 2009 and 2008; such additional shares amounted to 4,000 for 2007. Accordingly, fully-dilutive EPS was the same as basic EPS for those years.
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
     In October 2006, the Company issued 35,000 shares of common stock as performance-based grants, which were to vest if the total annual return on an investment in the Company’s common stock (“TSR”) over the three-year period ending December 31, 2008 was equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $12.07 per share, compared to a market price at the date of grant of $16.49 per share. With respect to the awards granted in 2006, the Company did not attain an average 8% TSR for such three-year period as provided by the Incentive Plan for vesting. However, the Compensation Committee of the Company’s Board of Directors took into account (1) that factors outside of the Company’s control resulted in the failure to achieve the requisite return, and (2) that the Company had outperformed its peer group during such three-year period. Accordingly, the Committee believed that it was appropriate to vest some of the awards and allowed 40% of the awards, or an aggregate of 14,000 shares, to vest. The decision had no impact on the Company’s results of operations.
     In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which were to vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2009 was equal to, or greater

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. With respect to the awards granted in 2007, the Company did not attain an average 8% TSR for such three-year period as provided by the Incentive Plan for vesting and, accordingly, none of these shares vested.
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
     In January 2009, the Company issued 218,000 shares of common stock as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock over the three-year period ending December 31, 2011 is equal to, or greater than, a blended measure of (i) an average of 6% TSR per year on the Company’s common stock, and (ii) the median TSR per year of the Company’s peer group. The independent appraisal determined the value of the performance-based shares to be $5.96 per share, compared to a market price at the date of grant of $7.02 per share.
     The additional restricted shares issued during 2009, 2008 and 2007 were time-based grants, and amounted to 397,000 shares, 187,000 shares and 149,000 shares, respectively. The value of all grants is being amortized on a straight-line basis over the respective vesting periods (irrespective of achievement of the performance grants) adjusted, as applicable, for fluctuations in the market value of the Company’s common stock. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet. The following table sets forth certain stock-based compensation information for 2009, 2008 and 2007, respectively:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

	Years ended December 31,
	2009	2008	2007
Restricted share grants	615,000	247,000	186,000
Average per-share grant price	$4.95	$9.39	$14.44
Recorded as deferred compensation, net	$3,032,000	$2,306,000	$2,694,000

Charged to operations:
Amortization relating to stock-based compensation	$2,921,000	$2,389,000	$2,154,000
Adjustments to reflect changes in market price of Company’s common stock	(488,000)	(1,290,000)	(848,000)

Total charged to operations	$2,433,000	$1,099,000	$1,306,000

Non-vested shares:
Non-vested, beginning of period	508,000	380,000	203,000
Grants	615,000	247,000	186,000
Vested during period	(104,000)	(97,000)	(9,000)
Forfeitures/cancellations	(39,000)	(22,000)	—

Non-vested, end of period	980,000	508,000	380,000

Average value of non-vested shares (based on grant price)	$7.54	$12.27	$14.59

Value of shares vested during the period (based on grant price)	$1,496,000	$1,365,000	$120,000

     At December 31, 2009, 1,547,000 shares remained available for grants pursuant to the Incentive Plan, and $2,876,000 remained as deferred compensation, to be amortized over various periods ending in October 2012.
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
     In connection with the RioCan transactions (more fully described below), the Company issued to RioCan warrants to purchase 1,428,570 shares of the Company’s common stock, at an exercise price of $7.00 per share, exercisable over a two-year period.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
401(k) Retirement Plan
     The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $248,000, $243,000 and $219,000 in 2009, 2008 and 2007, respectively.
Supplemental consolidated statement of cash flows information

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

	Years ended December 31,
	2009	2008	2007
Supplemental disclosure of cash activities:
Interest paid	$50,413,000	$49,006,000	$41,023,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	3,032,000	2,306,000	2,694,000
Issuance of non-interest-bearing purchase money mortgage (a)	—	(13,851,000)	—
Assumption of mortgage loans payable — acquisitions	(54,565,000)	(34,631,000)	(143,346,000)
Assumption of mortgage loans payable — disposition	9,932,000	—	—
Assumption of interest rate swap liabilities	—	(2,288,000)	—
Issuance of warrants	1,643,000	—	—
Issuance of OP Units	—	—	(570,000)
Conversion of OP Units into common stock	131,000	68,000	45,000
Adjustment of Mezz OP Units into common stock	—	—	3,478,000
Purchase accounting allocations:
Intangible lease assets	7,057,000	10,301,000	34,781,000
Intangible lease liabilities	(3,215,000)	(4,636,000)	(28,889,000)
Net valuation decrease in assumed mortgage loan payable (b)	1,649,000	143,000	191,000
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	4,638,000	(8,206,000)	(286,000)
Accrued real estate improvement costs	(7,868,000)	8,407,000	1,806,000
Accrued construction escrows	(1,006,000)	(479,000)	1,024,000
Accrued financing costs and other	(22,000)	(26,000)	—
Capitalization of deferred financing costs	1,486,000	988,000	393,000

Deconsolidation of properties transferred to joint venture:
Real estate, net	42,829,000	—	—
Other assets/liabilties, net	1,277,000	—	—
Investment in and advances to unconsolidated joint venture	8,610,000	—	—

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
Fair Value Measurements
     In September 2006, the accounting guidance relating to fair value measurements and disclosures was updated. The updated guidance defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The updated guidance was effective on January 1, 2008 for financial assets, financial liabilities, and all nonfinancial assets and liabilities that are recognized or disclosed at fair value in financial statements on a recurring basis at least annually. The updated guidance was effective for all other nonfinancial assets and liabilities on January 1, 2009, and its adoption did not have a material effect on the Company’s consolidated financial statements. These

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
standards did not materially affect how the Company determines fair value, but resulted in certain additional disclosures.
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
     The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value. Financial assets and liabilities measured at fair value in the consolidated financial statements consist of interest rate swaps. The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of December 31, 2009, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate to be transferred to a joint venture and real estate held for sale- discontinued operations.
     The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable and accrued expenses approximate fair value. The valuation of the liability for the Company’s interest rate swaps ($5.9 million at December 31, 2009), which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. The valuation of the assets for the Company’s real estate to be transferred to a joint venture and real estate held for sale — discontinued operations ($139.7 million and $11.6 million, respectively, at December 31, 2009), which is measured on a nonrecurring basis, have been determined to be a

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Level 2 within the valuation hierarchy, and were based on the respective contracts of transfer and/or sale.
     The fair value of the Company’s fixed rate mortgage loans was estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2009 and 2008, the aggregate fair values of the Company’s fixed rate mortgage loans were approximately $583.8 million and $517.8 million, respectively; the carrying values of such loans were $610.8 million and $560.4 million, respectively, at those dates.
Recently-Issued Accounting Pronouncements
     In January 2009, the Company adopted the updated accounting guidance related to business combinations, which (i) establishes the acquisition-date fair value as the measurement objective for all assets acquired, liabilities assumed, and any contingent consideration, (ii) requires expensing of most transaction costs that were previously capitalized, and (iii) requires the acquiror to disclose the information needed to evaluate and understand the nature and financial effect of the business combination to investors and other users. The principal impact of the adoption of this guidance on the Company’s financial statements, which is being applied prospectively, is that the Company has expensed most transaction costs relating to its acquisition activities ($1,273,000 for the year ended December 31, 2009 of which the noncontrolling interests’ share was $764,000).
     In January 2009, the Company adopted the updated accounting guidance related to noncontrolling interests in consolidated financial statements, which clarifies that a noncontrolling interest in a subsidiary (minority interests or certain limited partners’ interest, in the case of the Company), subject to the classification and measurement of redeemable securities, is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. The updated guidance requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. The updated guidance is to be applied prospectively as of January 1, 2009, but requires retroactive application of the presentation and disclosure requirements for all periods presented, and early adoption was not permitted. The Company has reclassified, for all periods presented, the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate (certain non-controlling interests of the Company will continue to be classified in the mezzanine section of the balance sheet as such Mezz OP Units do not meet the requirements for equity classification, since certain of the holders of OP Units have registration rights that provide such holders with the right to

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
demand registration under the federal securities law of the common stock of the Company issuable upon conversion of such OP Units). The Company will adjust the carrying value of the Mezz OP Units each period to equal the greater of its historical carrying value or its redemption value. Through December 31, 2009, there have been no cumulative net adjustments recorded to the carrying amounts of the Mezz OP Units.
     In January 2009, the Company adopted the updated accounting guidance related to disclosures about derivative instruments and hedging activities, which is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Among other requirements, entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) the accounting treatment for derivative instruments and related hedged items, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. Other than the enhanced disclosure requirements, the adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
     In January 2009, the Company adopted the updated accounting guidance related to determining whether instruments granted in share-based payment transactions are participating securities, which states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share. The adoption of this guidance had no impact on the Company’s consolidated financial statements as unvested restricted stock awards are included in the computations of both basic and diluted earnings per share.
     In January 2009, the Company adopted the updated guidance on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
     In April 2009, the Company adopted the updated accounting guidance related to interim disclosures about fair value of financial instruments (the prior guidance had required annual disclosures of the fair value of all instruments, recognized or unrecognized, except for those specifically excluded, when practical to do so). The updated guidance requires a publicly-traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The updated guidance must be applied prospectively and does not require disclosures for earlier periods presented for comparative periods at initial adoption. Other than the enhanced disclosure requirements, the adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
     In April 2009, the Company adopted additional updated accounting guidance relating to fair value measurements and disclosures, which clarifies the guidance for fair value measurements when the volume and level of activity for the asset or liability have significantly decreased, and includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements.
     In June 2009, the FASB issued updated accounting guidance for determining whether an entity is a VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. The updated guidance requires an entity to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. This guidance is effective for fiscal years beginning after November 15, 2009 and early adoption is not permitted. The Company will adopt the updated guidance as of January 1, 2010 and does not believe the adoption of this guidance will have a material effect on the consolidated financial statements.
     In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010, and for the respective interim periods within those years. The Company does not expect the adoption of this guidance will have a material effect on the consolidated financial statements.
     In January 2010, the FASB issued updated guidance on accounting for distributions to shareholders with components of stock and cash, which clarifies the treatment of the stock portion of a distribution to shareholders that allows the election to receive cash or stock. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009. The Company does not expect the adoption of this guidance will have a material effect on the consolidated financial statements.
Note 3. Real Estate
     Real estate at December 31, 2009 and 2008 is comprised of the following:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

	Years ended December 31,
	2009	2008
Cost
Balance, beginning of year (a)	$1,539,213,000	$1,386,801,000
Properties acquired	73,152,000	98,337,000
Improvements and betterments	69,104,000	56,382,000
Write-off of fully-depreciated assets	(6,147,000)	(2,307,000)

Balance, end of the year	$1,675,322,000	$1,539,213,000

Accumulated depreciation
Balance, beginning of the year (a)	(124,387,000)	$(86,695,000)
Depreciation expense	(46,375,000)	(39,999,000)
Write-off of fully-depreciated assets	6,147,000	2,307,000

Balance, end of the year	$(164,615,000)	$(124,387,000)

Net book value	$1,510,707,000	$1,414,826,000

(a)	Restated to reflect the reclassifications of properties transferred or to be transferred to the RioCan joint venture and properties treated as discontinued operations.
     Real estate net book value at December 31, 2009 and 2008 included projects under development and land held for expansion and/or future development of $128.6 million and $132.8 million, respectively.
Wholly-owned properties
     During 2008, the Company acquired four shopping and convenience centers (including the remaining portion of a shopping center in addition to the supermarket anchor store it had acquired in 2005), purchased the joint venture minority interests in four properties, and acquired land for development, expansion and/or future development.
     In April 2008, Value City, the only tenant at the Value City Shopping center, vacated its premises at the end of the lease term. In keeping with the Company’s redevelopment plans for the property, the vacant building was subsequently razed and the Company took a one-time depreciation charge of $1.9 million. The property is no longer included as one of the Company’s operating properties. During the fourth quarter of 2008, the Company determined not to proceed with the development of a land parcel in Ephrata, Pennsylvania, and the land was reclassified to “real estate held for sale” in all periods presented.
     The 2008 property acquisitions are summarized as follows:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

	Number of	Acquisition
Property	properties	cost
Operating properties (i)	3	$43,215,000

Land for projects under development, expansion and/or future development	6	55,122,000

Total		$98,337,000

(i)	The three operating properties acquired in 2008 were acquired individually and not as part of a portfolio and had acquisition costs of less than $20.0 million each.
Discontinued operations
     During 2009, the Company sold, or has treated as “held for sale”, nine of its drug store/convenience centers, located in Ohio and
New York, , including the McDonalds/Waffle House property, located in Medina, Ohio, the CVS property located in Westfield, New York, the Staples property located in Oswego, New York, the Hudson Ohio Discount Drug Mart Plaza, the Dover Ohio Discount Drug Mart Plaza, the Gabriel Brothers property located in Kent, Ohio, the Carrollton Ohio Discount Drug Mart Plaza, the Pondside Plaza located in Geneseo, New York, and the Powell Ohio Discount Drug Mart Plaza. The aggregate sales prices for the nine properties are approximately $27.1 million, including property-specific mortgage loans payable of approximately $17.7 million. In connection with these transactions, the Company recorded impairment charges aggregating $3.6 million, and has realized gain on sales of $557,000. The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable to be assumed, have been reclassified as “held for sale” on the Company’s consolidated balance sheets at December 31, 2009 and 2008. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented.
     The following is a summary of the results of operations from discontinued operations for 2009, 2008 and 2007:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

	Years ended December 31,
	2009	2008	2007
Revenues:
Rents	$2,526,000	$2,872,000	$2,841,000
Expense recoveries	855,000	943,000	1,002,000

Total revenues	3,381,000	3,815,000	3,843,000

Expenses:
Operating, maintenance and management	427,000	360,000	401,000
Real estate and other property-related taxes	636,000	683,000	692,000
Depreciation and amortization	943,000	1,061,000	1,156,000
Interest expense	899,000	1,023,000	1,034,000

	2,905,000	3,127,000	3,283,000

Income from discontinued operations before impairment charges	476,000	688,000	560,000
Impairment charges	(3,559,000)	—	—

(Loss) income from discontinued operations	$(3,083,000)	$688,000	$560,000

Gain on sales of discontinued operations	$557,000	$—	$—

Joint Venture Activities
2009 Transactions
     PCP. On January 30, 2009, a newly-formed 40% Company-owned joint venture acquired the New London Mall in New London, Connecticut, a supermarket-anchored shopping center, for a purchase price of approximately $40.7 million. The purchase price included the assumption of an existing $27.4 million first mortgage bearing interest at 4.9% per annum and maturing in 2015. The total joint venture partnership contribution was approximately $14.0 million, of which the Company’s 40% share ($5.6 million) was funded from its secured revolving stabilized property credit facility. The Company is the managing partner of the venture and receives certain acquisition, property management, construction management and leasing fees. In addition, the Company will be entitled to a “promote” fee structure, pursuant to which its profits participation would be increased to 44% if the venture reaches certain income targets. The Company’s joint venture partners are affiliates of Prime Commercial Properties PLC (“PCP”), a London-based real estate/development company.
     On February 10, 2009, a second newly-formed (also with affiliates of PCP) 40% Company-owned joint venture acquired San Souci Plaza in California, Maryland, a supermarket-anchored shopping center, for a purchase price of approximately $31.8 million. The purchase

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
price included the assumption of an existing $27.2 million first mortgage bearing interest at 6.2% per annum and maturing in 2016. The total joint venture partnership contribution was approximately $5.8 million, of which the Company’s 40% share ($2.3 million) was funded from its secured revolving stabilized property credit facility. The Company is the managing partner of the venture and receives certain acquisition, property management, construction management and leasing fees. In addition, the Company will be entitled to a “promote” fee structure, pursuant to which its profits participation would be increased to 44% if the venture reaches certain income targets.
     RioCan. On October 26, 2009, the Company entered into definitive agreements with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian real estate investment trust listed on the Toronto Stock Exchange (“RioCan”), pursuant to which the Company (1) sold to RioCan approximately 6,667,000 shares of the Company’s common stock at $6.00 per share in a private placement (RioCan agreeing that it would not sell any of such shares for a period of one year), (2) issued to RioCan warrants to purchase approximately 1,429,000 shares of the Company’s common stock at an exercise price of $7.00 per share, exercisable over a two-year period (valued at $1,643,000), (3) entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties presently owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas during the next two years, in the same joint venture format, and (4) entered into a “standstill” agreement with respect to increases in RioCan’s ownership of the Company’s common stock for a three-year period. In addition, subject to certain exceptions, the Company has agreed that it will not issue any new shares of common stock unless RioCan is offered the right to purchase that additional number of shares that will maintain its pro rata percentage ownership, on a fully diluted basis. In connection with the formation of the joint venture, the Company recorded an impairment charge of $23.6 million relating to the seven properties transferred or to be transferred to the joint venture.
     The private placement investment by RioCan and the issuance of the warrants by the Company were concluded on October 30, 2009. Two of the properties (Blue Mountain Commons located in Harrisburg, Pennsylvania and Sunset Crossing located in Dickson City, Pennsylvania) were transferred to the joint venture on December 10, 2009, resulting in proceeds to the Company of approximately $33 million (in connection with the closing, a repayment of $25.9 million was required under the Company’s secured revolving development property credit facility). The remaining five properties are subject to mortgage loans payable aggregating approximately $94 million. Two of the properties (Columbus Crossing Shopping Center located in Philadelphia, Pennsylvania and Franklin Village Plaza located in Franklin, Massachusetts) were transferred to the joint venture in January and February 2010, resulting in net proceeds to the Company of approximately $16 million. The remaining three properties (Loyal Plaza Shopping Center located in Williamsport, Pennsylvania, Shaw’s Plaza located in Raynham, Massachusetts, and Stop & Shop Plaza located in Bridgeport, Connecticut) are to be transferred during the first half of 2010, resulting in net proceeds to the Company of an additional

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
approximately $16 million. In connection with the transfers of the seven properties to the joint venture and the private placement transactions, the Company will have received aggregate net proceeds of approximately $105 million, after estimated closing and transaction costs, which have been or will be used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities. In connection with these transactions, the Company incurred costs and fees of approximately $6.0 million, including fees to the Company’s investment advisor ($3.5 million), the value assigned to the warrants (approximately $1.6 million), and other costs and expenses aggregating $0.9 million. In addition, the Company agreed to pay to its investment advisor a fee of 1% of the gross cost of future acquisitions made by the joint venture for a two-year period, up to a maximum of $3.0 million. At December 31, 2009, the Company was owed approximately $2.3 million ($1.6 million related to contingent consideration) relating to post-closing adjustments applicable to the two properties transferred to the joint venture prior to that date, which is included in rents and other receivables, net on the consolidated balance sheet.
2008 Transactions
     On January 3, 2008, the Company entered into a joint venture agreement for the redevelopment/retenanting of its existing shopping center located in Bloomsburg, Pennsylvania, including adjacent land parcels comprising an additional 46 acres. The required equity contribution from the Company’s joint venture partner was $4.0 million for a 25% interest in the property. The Company used the funds to reduce the outstanding balance on its secured revolving stabilized property credit facility.
     On March 7, 2008, a 60%-owned development joint venture of the Company acquired land in Pottsgrove, Pennsylvania, for a shopping center development project. The $28.4 million purchase price, including closing costs, was funded by the issuance of a non-interest-bearing purchase money mortgage of $14.6 million, which was repaid when property-specific construction financing was concluded in September 2008. The balance of the purchase price was funded by the Company’s capital contribution to the joint venture which was funded from its secured revolving stabilized property credit facility. As of December 31, 2008, the Company’s equity capital requirement of $28.7 million had been met, funded from its secured revolving stabilized property credit facility. The remaining costs of development and construction of this project are being funded by the property-specific construction financing.
     On March 18, 2008, the Company acquired the remaining 70% interests in Fairview Plaza, Halifax Plaza and Newport Plaza, and the remaining 75% interest in Loyal Plaza, previously owned in joint venture with the same partner, and consolidated for financial reporting purposes, for a purchase price of approximately $17.5 million, which was funded from its secured revolving stabilized property credit facility. The total outstanding mortgage loans payable on the properties were approximately $27.3 million at the time. The excess of the purchase price and closing costs over the carrying value of the minority interest partner’s

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
accounts (approximately $8.4 million) was allocated to the Company’s intangible asset and liability accounts.
     On April 23, 2008 the Company entered into a joint venture for the construction and development of a shopping center located in Hamilton Township (Stroudsburg), Pennsylvania. The Company is committed to paying a development fee of $500,000 to the joint venture partner, and has provided approximately $40.5 million to date of equity capital, with a preferred rate of return of 9.25% per annum on its investment, and has a 60% profits interest in the joint venture. The required equity contribution from the Company’s joint venture partner was $400,000. As of December 31, 2008, the Company’s joint venture equity requirement had been funded from its secured revolving stabilized property credit facility. Prior to the formation of the venture, the partner had previously acquired the land parcels at a cost of approximately $15.4 million, incurring mortgage indebtedness of approximately $10.8 million (including purchase money mortgages payable to the seller of $3.9 million). In addition, the partner had entered into an interest rate swap agreement with respect to its existing construction/development loan facility, as well as a future swap agreement applicable to anticipated permanent financing of $28.0 million. The joint venture is deemed to be a variable interest entity with the Company as the primary income or loss beneficiary; accordingly, the Company has consolidated the property. The minority interest partners in the Pottsgrove and Stroudsburg joint ventures are principally the same individuals.
     On September 12, 2008, the Company entered into a joint venture for the construction and development of a shopping center located in Limerick, Pennsylvania. The Company is committed to paying a development fee of $333,000 to the joint venture partner, and has provided approximately $3.3 million to date of equity capital, with a preferred rate of return of 9.5% per annum on its investment, and has a 60% profits interest in the joint venture. The required equity contribution from the Company’s joint venture partner is $217,000. Financing for the balance of the project costs is being funded from the Company’s secured revolving development property credit facility. The joint venture purchased the land parcels on October 27, 2008 and, in addition, reimbursed the seller for certain construction-in-progress costs incurred to date, for a total acquisition cost of approximately $8.4 million. The joint venture is deemed to be a variable interest entity with the Company as the primary income or loss beneficiary; accordingly, the Company will consolidate the property.
     In February 2008, the Company and Homburg Invest Inc., a publicly-traded Canadian corporation listed on the Toronto and Euronext Amsterdam Stock Exchanges (”Homburg”), entered into an agreement in principle to form a group of joint ventures into which the Company would contribute 32 of its properties (mostly drug store-anchored convenience centers and including all 27 of the Company’s Ohio properties). Richard Homburg, a director of the Company, is Chairman and CEO of Homburg. On November 3, 2008, the Company announced that it had been advised by Homburg that Homburg would not proceed with a proposed joint venture for 32 properties, as previously contemplated and disclosed by the Company and the

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Company expensed all costs it had incurred of approximately $203,000. While Homburg had substantially completed physical, financial and legal due diligence with respect to the properties, it cited the unprecedented current events that have taken place in the U.S. capital markets and the virtual collapse of the world capital markets as the basis for its decision. Homburg noted that it and its affiliates rely on Canadian, U.S. and European capital and retail markets for equity as well as short-term and long-term funding sources. The Company had previously entered into a nine property 20% owned joint venture with Homburg during 2007.
Real Estate Pledged
     At December 31, 2009 a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the revolving credit facilities, as follows:

Net book
Description	value
Collateral for mortgage loans payable	$1,019,139,000
Collateral for revolving credit facilities	465,852,000
Unencumbered properties	25,716,000

Total	$1,510,707,000

Pro Forma Financial Information (unaudited)
     During the period January 1, 2008 through December 31, 2009, the Company acquired six shopping and convenience centers aggregating approximately 790,000 square foot of GLA, purchased the joint venture minority interests in four properties, and acquired approximately 181.7 acres of land for development, expansion and/or future development, for a total cost of approximately $189.0 million. In addition, the Company placed into service six ground-up developments having an aggregate cost of approximately $194.3 million. The Company sold or held for sale nine primarily drug store anchored shopping centers aggregating approximately 304,000 square foot of GLA for an aggregate sales price of approximately $27.1 million. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for 2009 and 2008, respectively, as if all of these property acquisitions and sales were completed as of January 1, 2008. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2008, nor does it purport to predict the results of operations for future periods.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

	Years ended December 31,
	2009	2008
Revenues	$182,482,000	$181,215,000
Net (loss) income attributable to common shareholders	$(21,979,000)	$9,844,000

Per common share	$(0.48)	$0.22

Weighted average number of common shares outstanding	46,234,000	44,475,000
Note 4. Rentals Under Operating Leases
     Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2009 are approximately as follows (excluding those base rents applicable to properties transferred or to be transferred to the RioCan joint venture and properties treated as discontinued operations):

2010	$115,541,000
2011	108,076,000
2012	99,915,000
2013	92,983,000
2014	82,584,000
Thereafter	505,055,000

$1,004,154,000

     Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such other rental amounted to approximately $36.3 million, $33.8 million and $30.4 million for 2009, 2008 and 2007, respectively. In addition, such amounts do not include amortization of intangible lease liabilities.
Note 5. Mortgage Loans Payable and Secured Revolving Credit Facilities
     Secured debt is comprised of the following at December 31, 2009 and 2008:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

	December 31, 2009			December 31, 2008
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages (a)	$610,798,000	5.8%	5.0% - 8.5%	$560,410,000	5.8%	5.0% - 8.5%
Variable-rate mortgages	82,181,000	3.4%	2.5% - 5.9%	53,302,000	4.4%	2.5% - 5.9%

Total property-specific mortgages	692,979,000	5.6%		613,712,000	5.7%
Stabilized property credit facility	187,985,000	5.5%		250,190,000	2.7%
Development property credit facility	69,700,000	2.5%		54,300,000	3.4%

	$950,664,000	5.3%		$918,202,000	4.8%

Fixed-rate mortgages related to:
Real estate transferred or to be transferred to a joint venture	$94,018,000	5.8%	4.8% - 7.2%	$77,307,000	5.6%	4.8% - 7.2%

Real estate held for sale - discontinued operations	$7,765,000	5.4%	5.2% - 5.6%	$17,964,000	5.4%	5.2% - 5.6%

(a)	Restated to reflect the reclassifications of properties transferred or to be transferred to the RioCan joint venture and properties treated as discontinued operations.
Mortgage loans payable
     Mortgage loan activity for 2009 and 2008 is summarized as follows:

	Years ended December 31,
	2009	2008
Balance, beginning of year (a)	$613,712,000	$572,320,000
New mortgage borrowings	43,950,000	106,738,000
Acquisition debt assumed (b)	52,963,000	27,488,000
Repayments	(17,646,000)	(92,834,000)

Balance, end of the year	$692,979,000	$613,712,000

(a)	Restated to reflect the reclassifications of properties transferred or to be transferred to the RioCan joint venture and properties treated as discontinued operations.

(b)	Includes net reductions of $1.6 million and $0.1 million, respectively, relating to purchase acounting allocations.
     During 2009, the Company assumed $53.0 million of fixed-rate mortgage loans payable in connection with acquisitions, with interest rates of 6.1% and 6.2% per annum, with an average of 6.2% per annum. These principal amounts and rates of interest represent the fair values at the respective dates of acquisition. The stated contract amounts were $27.4 million and $27.2 million at the respective dates of acquisition, bearing interest at rates of 4.9% and 6.2% per annum, with an average of 5.5% per annum.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
     During 2009, the Company refinanced one property that had collateralized the secured revolving stabilized property credit facility. The new fixed-rate mortgage, aggregating $17.0 million, bears interest at 6.8% per annum. The Company used the mortgage proceeds to reduce the balance outstanding under the secured revolving stabilized property credit facility.
     In addition, the Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has guaranteed and pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. This facility will expire in September 2011, subject to a one-year extension option. Borrowings outstanding under the facility aggregated $61.2 million at December 31, 2009, and such borrowings bore interest at an average rate of 2.5% per annum. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. As of December 31, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
     During 2008, the Company (i) borrowed an aggregate of $56,351,000 of new fixed-rate mortgage loans, bearing interest at rates ranging from 5.4% to 9.25% per annum, with an average of 6.8% per annum (these amounts include a $14,575,000 non-interest-bearing purchase money mortgage issued in connection with the purchase of land, and recorded as $13,851,000 reflecting an imputed interest rate of 9.25% per annum), and (ii) borrowed $50,387,000 in variable-rate mortgage loans bearing interest at LIBOR plus spreads of 225 bps and 275 bps (the latter with a floor of 5.9%). In addition, the Company assumed $24,488,000 of fixed-rate mortgage loans payable in connection with acquisitions, with interest rates ranging from 5.0% to 8.5% per annum, with an average of 7.0% per annum. These principal amounts and rates of interest represent the fair values at the respective dates of acquisition. The stated contract amounts were $24,631,000 at the respective dates of acquisition, bearing interest at rates ranging from 5.0% to 8.5% per annum, with an average of 6.9% per annum. The Company also assumed $2,915,000 in variable-rate mortgage loans bearing interest at LIBOR plus a spread of 190 bps.
     Scheduled principal payments on mortgage loans payable and secured revolving credit facilities at December 31, 2009, due on various dates from 2010 to 2029, are as follows:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

2010	20,421,000
2011	160,753,000
2012	227,614,000
2013	64,194,000
2014	123,771,000
Thereafter	353,911,000

$950,664,000

Secured Revolving Stabilized Property Credit Facility
     In November 2009, the Company closed an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A., continuing as administrative agent, together with three other lead lenders and other participating banks, with commitments from participants of $265.0 million (increased to $285.0 million in January 2010). The facility, as amended, is expandable to $400 million, subject to certain conditions, including acceptable collateral. The principal terms of the new facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor (under the prior arrangement, the interest rate was based on LIBOR plus a bps spread depending upon the Company’s leverage ratio, as defined, which had been 135 bps prior to the new facility), (iii) a leverage ratio limited to 67.5%, (iv) an unused portion fee of 50 bps (previously 25 bps), and (v) a maturity date of January 31, 2012, subject to a one-year extension option. In connection with the new facility, the Company paid participating lender fees and closing and transaction costs of approximately $9.0 million.
     Borrowings outstanding under the facility aggregated $188.0 million at December 31, 2009, such borrowings bore interest at an average rate of 5.5% per annum, and the Company had pledged 34 of its shopping center properties as collateral for such borrowings.
     The secured revolving stabilized property credit facility has been and will be used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage as discussed above and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of December 31, 2009, the Company was permitted to draw up to approximately $204.3 million, of which approximately $16.3 million remained available as of that date. As a result of the application of the net proceeds from, among other things, the transfers of two of the remaining properties to the RioCan joint venture (more fully described above) and the sales of shares of the Company’s common stock in February 2010 (more fully described below), such availability will have increased to approximately $104 million as of March 3, 2010. As of December 31, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Secured Revolving Development Property Credit Facility
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been and will be used to fund in part the Company’s and certain joint ventures’ development activities. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $69.7 million at December 31, 2009, and such borrowings bore interest at a rate of 2.5% per annum. As of December 31, 2009, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.
Note 6. Preferred and Common Stock
     The Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option at a price of $25.00 per share, plus accrued and unpaid distributions.
     In connection with the RioCan transactions (more fully described above), the Company (1) sold approximately 6,667,000 shares of its common stock to RioCan at $6.00 per share in a private placement, and realized net proceeds of $38.6 million, and (2) issued to RioCan warrants to purchase approximately 1,429,000 shares of its common stock at an exercise price of $7.00 per share, exercisable over a two-year period.
     In September 2009, the Company entered into a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock aggregating up to $30 million over a two-year commitment period; the commitment is expandable at the Company’s option to $45 million. Under the terms of the SEPA Agreement, the Company may sell, from time to time, shares of its common stock at a discount to market of 1.75%. The amount of these daily sales is generally limited to the lesser of 20% of the average daily trading volume or $1.0 million. In connection with these sales transactions, the Company agreed to pay an investment advisor a 0.75% placement agent fee.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
     In addition, the Company may require the investment company to advance from time to time up to $5.0 million provided, however, that the Company may only request these larger advances approximately once a month. With respect to such advances, the common stock sales are at a discount to market of 2.75% and the placement agent fee is 1.25%. As the Company has a conditional obligation to issue a variable number of shares of its common stock, advances are initially recorded as a liability, and as shares are sold on a daily basis and the advance is settled, such liability is reflected in equity.
     Through December 31, 2009, 422,000 shares had been sold pursuant to the SEPA Agreement, at an average price of $5.93 per share, and the Company realized net proceeds, after allocation of other issuance expenses, of approximately $2.3 million. At December 31, 2009, there was an unsettled advance liability of $5.0 million, which is included in accounts payable and accrued liabilities on the consolidated balance sheet. Such advance was settled in January and February 2010 by the sale of 718,000 shares of the Company’s common stock at an average selling price of $6.97 per share.
     In January 2007, in connection with 7,500,000 shares of the Company’s common stock that it sold in December 2006, the underwriters exercised their over-allotment option to the extent of 275,000 shares, and the Company realized additional net proceeds of $4.1 million.
     On September 12, 2007, stockholders approved amendments to the Company’s Articles of Incorporation increasing the number of authorized shares of common stock to 150,000,000 and the number of authorized shares of preferred stock to 12,500,000.
Note 7. Commitments and Contingencies
     With respect to the Company’s 20% joint-venture interest in nine properties in partnership with affiliates of Homburg Invest Inc., the terms of the partnership agreements include buy/sell provisions with respect to equity ownership interests which can be exercised by either party. The buy/sell provisions allow either party to provide notice that it intends to purchase the non-initiating party’s interest at a specific price premised on a value for the entire venture. The non-initiating party may either accept that offer or instead may reject that offer and become the purchaser of the initiating party’s interest at the initially offered price.
     With respect to the Company’s 20% joint-venture interest in the properties transferred or to be transferred to the RioCan joint venture, the terms of the partnership agreements include buy/sell provisions with respect to equity ownership interests which can be exercised by either party during the period ending in December 2012 or upon certain change-of-control circumstances. The buy/sell provisions allow either party to provide notice that it intends to purchase the non-initiating party’s interest at a specific price premised on a value for the entire

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
venture. The non-initiating party may either accept that offer or instead may reject that offer and become the purchaser of the initiating party’s interest at the initially offered price.
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
     The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, in which it presently occupies approximately 8,600 square feet leased from a partnership owned 43.6% by the Company’s Chairman. Under the terms of the lease, as amended, which will expire in February 2020, the Company will add an additional 6,400 square feet by the end of 2010. Future minimum rents payable under the terms of the lease, as amended, amount to $484,000, $545,000, $560,000, $575,000, $591,000 and $3.3 million during the years 2010 through 2014, and thereafter, respectively. In addition, several of the Company’s properties and portions of several others are owned subject to ground leases which provide for annual payments subject, in certain cases, to cost-of-living or fair market value adjustments, through 2014, as follows: 2010 — $660,000 2011 — $668,000, 2012 — $659,000, 2013 — $659,000, 2014 — $659,000 and thereafter — $18.2 million.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Note 8. Selected Quarterly Financial Data (unaudited)

	Quarter ended
Year	March 31	June 30	September 30	December 31
2009
Revenues as previously reported	$46,895,000	$44,776,000	$45,850,000	$46,791,000
Revenues from discontinued operations (a)	(1,010,000)	(851,000)	(740,000)	—

Revenues	$45,885,000	$43,925,000	$45,110,000	$46,791,000

Net income (loss)	$5,779,000	$1,964,000	$3,814,000	$(28,356,000)

Net income (loss) attributable to common shareholders	$3,999,000	$(316,000)	$1,447,000	$(29,673,000)

Per common share (basic and diluted) (b)	$0.09	$(0.01)	$0.03	$(0.59)

2008
Revenues as previously reported	$43,635,000	$42,915,000	$43,322,000	$44,608,000
Revenues from discontinued operations (a)	(996,000)	(953,000)	(945,000)	(921,000)

Revenues	$42,639,000	$41,962,000	$42,377,000	$43,687,000

Net income	$5,928,000	$3,733,000	$5,806,000	$5,542,000

Net income attributable to common shareholders	$3,112,000	$1,224,000	$3,277,000	$2,885,000

Per common share (basic and diluted) (b)	$0.07	$0.03	$0.07	$0.06

(a)	Represents revenues from discontinued operations which were previously included in revenues as previously reported.

(b)	Difference between the sum of the four quraterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.
Note 9. Subsequent Events
     In determining subsequent events, management reviewed all activity from January 1, 2010 through the date of filing this Annual Report on Form 10-K.
     On January 20, 2010, the Company paid approximately $5.5 million to terminate interest rate swaps applicable to approximately $23.9 million of mortgage loans payable as well as the interest rate swap applicable to anticipated permanent financing of $28.0 million, both for its development joint venture project in Stroudsburg, Pennsylvania.
     On January 26, 2010, the Cedar/RioCan joint venture acquired the Town Square Plaza shopping center in Temple, Pennsylvania, an approximately 128,000 square foot supermarket-anchored shopping center which was completed in 2008, and which is anchored by a 73,000 square foot Giant Foods supermarket. The purchase price for the property, which is presently unencumbered, was approximately $19 million, excluding closing costs.
     On February 5, 2010, the Company concluded a public offering of 7,500,000 shares of its common stock at $6.60 per share, and realized net proceeds after offering expenses of

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
approximately $47.0 million. On March 3, 2010, the underwriters exercised their over-allotment option to the extent of 698,000 shares, and the Company realized additional net proceeds of $4.4 million. In connection with the offering, RioCan acquired 1,350,000 shares of the Company’s common stock, including 100,000 shares acquired in connection with the exercise of the over-allotment option, and the Company realized net proceeds of $8.9 million.
     On March 10, 2010, the Company exercised its option to expand the SEPA Agreement to $45.0 million.

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009

				Year built/	Gross	Initial cost to the Company
		Year	Precent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Wholly-Owned Stabilized Properties (1):
Academy Plaza	PA	2001	100%	1965/1998	152,727	2,406,000	9,623,000
Annie Land Plaza	VA	2006	100%	1999	42,500	809,000	3,857,000
Camp Hill	PA	2002	100%	1958/2005	472,458	4,460,000	17,857,000
Carbondale Plaza	PA	2004	100%	1972/2005	129,915	1,586,000	7,289,000
Carmans Plaza	NY	2007	100%	1954/2007	194,481	8,539,000	35,040,000
Carll’s Corner	NJ	2007	100%	1960's-1999/	129,582	3,034,000	15,293,000
Circle Plaza	PA	2007	100%	1979/1991	92,171	561,000	2,884,000
Clyde Discount Drug Mart Plaza	OH	2005	100%	2002	34,592	451,000	2,326,000
Coliseum Marketplace	VA	2005	100%	1987/2005	98,359	2,924,000	14,416,000
CVS at Bradford	PA	2005	100%	1996	10,722	291,000	1,466,000
CVS at Celina	OH	2005	100%	1998	10,195	418,000	1,967,000
CVS at Erie	PA	2005	100%	1997	10,125	399,000	1,783,000
CVS at Kinderhook	NY	2007	100%	2007	13,225	1,678,000	—
CVS at Portage Trail	OH	2005	100%	1996	10,722	341,000	1,603,000
East Chestnut	PA	2005	100%	1996	21,180	800,000	3,699,000
Elmhurst Square	VA	2006	100%	1961-1983	66,250	1,371,000	5,994,000
Enon Discount Drug Mart Plaza	OH	2007	100%	2005-2006	42,876	904,000	3,426,000
Fairfield Plaza	CT	2005	100%	2001/2005	72,279	1,816,000	7,891,000
Fairview Plaza	PA	2003	100%	1992	69,579	2,128,000	8,483,000
Family Dollar at Zanesville	OH	2005	100%	2000	6,900	82,000	569,000
FirstMerit Bank at Akron	OH	2005	100%	1996	3,200	169,000	734,000
FirstMerit Bank at Cuyahoga Falls	OH	2006	100%	1973/2003	18,300	264,000	1,304,000
Gahanna Discount Drug Mart Plaza	OH	2006	100%	2003	48,992	1,379,000	5,385,000
General Booth Plaza	VA	2005	100%	1985	73,320	1,935,000	9,493,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,943	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	117,986	3,070,000	12,320,000
Grove City Discount Drug Mart Plaza	OH	2007	100%	2005	40,848	874,000	3,394,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Commons	PA	2004	100%	1988-1993	99,580	1,153,000	4,678,000
Hannaford Plaza	MA	2006	100%	1965/2006	102,459	1,874,000	8,453,000
Hilliard Discount Drug Mart Plaza	OH	2007	100%	2003	40,988	1,200,000	3,977,000
Hills & Dales Discount Drug Mart Plaza	OH	2007	100%	1992-2007	33,553	786,000	2,967,000
Jordan Lane	CT	2005	100%	1969/1991	181,730	4,291,000	20,866,000
Kempsville Crossing	VA	2005	100%	1985	94,477	2,207,000	11,000,000
Kenley Village	MD	2005	100%	1988	51,894	726,000	3,512,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	11,795,000
Kingston Plaza	NY	2006	100%	2006	18,337	2,891,000	—
LA Fitness Facility	PA	2002	100%	2003	41,000	2,462,000	—
Liberty Marketplace	PA	2005	100%	2003	68,200	2,665,000	12,639,000
Lodi Discount Drug Mart Plaza	OH	2005	100%	2003	38,576	704,000	3,393,000
Long Reach Village	MD	2006	100%	1973/1998	104,932	1,721,000	8,554,000
Mason Discount Drug Mart Plaza	OH	2008	100%	2005/2007	52,896	1,298,000	5,022,000
McCormick Place	OH	2005	100%	1995	46,000	847,000	4,022,000
Mechanicsburg Giant	PA	2005	100%	2003	51,500	2,709,000	12,159,000
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000
Newport Plaza	PA	2003	100%	1996	66,789	1,721,000	7,758,000
Oak Ridge	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/1995	89,850	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960's/2004	58,224	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/1995	112,108	1,488,000	6,566,000
Pickerington Discount Drug Mart Plaza	OH	2005	100%	2002	47,810	1,186,000	5,396,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	79,306	1,622,000	6,489,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009
     (continued)

		Gross amount at which carried at
	Subsquent	December 31, 2009
	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance
Wholly-Owned Stabilized Properties (1):
Academy Plaza	$1,561,000	$2,406,000	$11,184,000	$13,590,000	$2,319,000	$9,365,000
Annie Land Plaza	12,000	809,000	3,869,000	4,678,000	492,000		(2)
Camp Hill	42,879,000	4,424,000	60,772,000	65,196,000	7,948,000	65,000,000
Carbondale Plaza	4,858,000	1,586,000	12,147,000	13,733,000	1,891,000		(3)
Carmans Plaza	(961,000)	8,416,000	34,202,000	42,618,000	2,892,000	33,345,000
Carll’s Corner	31,000	2,964,000	15,394,000	18,358,000	1,231,000	5,908,000
Circle Plaza	32,000	561,000	2,916,000	3,477,000	194,000		(2)
Clyde Discount Drug Mart Plaza	1,128,000	673,000	3,232,000	3,905,000	513,000	1,939,000
Coliseum Marketplace	3,410,000	3,586,000	17,164,000	20,750,000	2,713,000	12,228,000
CVS at Bradford	16,000	291,000	1,482,000	1,773,000	257,000	775,000
CVS at Celina	—	418,000	1,967,000	2,385,000	288,000	1,429,000
CVS at Erie	—	399,000	1,783,000	2,182,000	249,000	1,114,000
CVS at Kinderhook	1,930,000	2,502,000	1,106,000	3,608,000	69,000	2,480,000
CVS at Portage Trail	8,000	341,000	1,611,000	1,952,000	245,000	843,000
East Chestnut	3,000	800,000	3,702,000	4,502,000	713,000	1,988,000
Elmhurst Square	235,000	1,371,000	6,229,000	7,600,000	815,000	4,045,000
Enon Discount Drug Mart Plaza	1,161,000	1,135,000	4,356,000	5,491,000	386,000		(2)
Fairfield Plaza	1,889,000	2,202,000	9,394,000	11,596,000	1,355,000	5,106,000
Fairview Plaza	234,000	2,129,000	8,716,000	10,845,000	1,516,000	5,479,000
Family Dollar at Zanesville	(2,000)	81,000	568,000	649,000	281,000		(2)
FirstMerit Bank at Akron	1,000	168,000	736,000	904,000	121,000		(2)
FirstMerit Bank at Cuyahoga Falls	8,000	264,000	1,312,000	1,576,000	176,000		(2)
Gahanna Discount Drug Mart Plaza	1,739,000	1,738,000	6,765,000	8,503,000	868,000	4,998,000
General Booth Plaza	73,000	1,935,000	9,566,000	11,501,000	1,773,000	5,409,000
Gold Star Plaza	83,000	1,644,000	6,602,000	8,246,000	942,000	2,417,000
Golden Triangle	9,526,000	2,320,000	19,239,000	21,559,000	3,561,000	20,999,000
Groton Shopping Center	58,000	3,073,000	12,375,000	15,448,000	1,341,000	11,622,000
Grove City Discount Drug Mart Plaza	2,014,000	1,241,000	5,041,000	6,282,000	496,000		(2)
Halifax Plaza	162,000	1,347,000	6,026,000	7,373,000	960,000	3,324,000
Hamburg Commons	5,210,000	1,153,000	9,888,000	11,041,000	1,277,000	5,180,000
Hannaford Plaza	353,000	1,874,000	8,806,000	10,680,000	1,076,000		(2)
Hilliard Discount Drug Mart Plaza	1,110,000	1,307,000	4,980,000	6,287,000	429,000		(2)
Hills & Dales Discount Drug Mart Plaza	105,000	786,000	3,072,000	3,858,000	301,000		(2)
Jordan Lane	545,000	4,291,000	21,411,000	25,702,000	3,310,000	13,080,000
Kempsville Crossing	129,000	2,207,000	11,129,000	13,336,000	2,123,000	6,122,000
Kenley Village	45,000	726,000	3,557,000	4,283,000	953,000		(2)
Kings Plaza	72,000	2,408,000	11,872,000	14,280,000	1,168,000	7,811,000
Kingston Plaza	2,344,000	2,891,000	2,344,000	5,235,000	186,000	3,727,000
LA Fitness Facility	5,176,000	2,462,000	5,176,000	7,638,000	849,000	5,790,000
Liberty Marketplace	238,000	2,695,000	12,847,000	15,542,000	1,746,000	9,373,000
Lodi Discount Drug Mart Plaza	68,000	704,000	3,461,000	4,165,000	633,000	2,363,000
Long Reach Village	144,000	1,721,000	8,698,000	10,419,000	1,197,000	4,690,000
Mason Discount Drug Mart Plaza	2,978,000	1,849,000	7,449,000	9,298,000	668,000		(2)
McCormick Place	44,000	849,000	4,064,000	4,913,000	858,000	2,621,000
Mechanicsburg Giant	—	2,709,000	12,159,000	14,868,000	1,471,000	9,667,000
Metro Square	10,000	3,121,000	12,351,000	15,472,000	520,000	9,162,000
Newport Plaza	346,000	1,672,000	8,153,000	9,825,000	1,165,000	4,338,000
Oak Ridge	27,000	960,000	4,281,000	5,241,000	437,000	3,459,000
Oakland Commons	15,000	2,504,000	15,677,000	18,181,000	1,375,000		(2)
Oakland Mills	29,000	1,611,000	6,321,000	7,932,000	1,159,000	4,918,000
Palmyra Shopping Center	342,000	1,488,000	6,908,000	8,396,000	1,240,000		(2)
Pickerington Discount Drug Mart Plaza	675,000	1,305,000	5,952,000	7,257,000	969,000	4,150,000
Pine Grove Plaza	18,000	1,622,000	6,507,000	8,129,000	1,107,000	5,797,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009
     (continued)

				Year built/	Gross	Initial cost to the Company
		Year	Precent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Wholly-Owned Stabilized Properties (1):
Polaris Discount Drug Mart Plaza	OH	2005	100%	2001	50,283	1,242,000	5,816,000
Port Richmond Village	PA	2001	100%	1988	154,908	2,942,000	11,769,000
Price Chopper Plaza	MA	2007	100%	1960’s-2004	101,824	3,551,000	18,412,000
Rite Aid at Massillon	OH	2005	100%	1999	10,125	442,000	2,014,000
River View Plaza I, II and III	PA	2003	100%	1991/1998	244,225	9,718,000	40,356,000
Smithfield Plaza	VA	2005-2008	100%	1987/1996	134,664	2,947,000	12,737,000
South Philadelphia	PA	2003	100%	1950/2003	283,415	8,222,000	35,907,000
St. James Square	MD	2005	100%	2000	39,903	688,000	3,838,000
Stadium Plaza	MI	2005	100%	1960's/2003	77,688	2,341,000	9,175,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000
Swede Square	PA	2003	100%	1980/2004	98,792	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990	274,553	6,465,000	28,281,000
The Commons	PA	2004	100%	2003	175,121	3,098,000	14,047,000
The Point	PA	2000	100%	1972/2001	250,697	2,700,000	10,800,000
The Point at Carlisle Plaza	PA	2005	100%	1965/2005	182,859	2,233,000	11,105,000
Timpany Plaza	MA	2007	100%	1970's-1989	183,775	3,412,000	16,148,000
Trexler Mall	PA	2005	100%	1973/2004	339,363	6,932,000	31,661,000
Ukrop’s at Fredericksburg	VA	2005	100%	1997	63,000	3,213,000	12,758,000
Ukrop’s at Glen Allen	VA	2005	100%	2000	43,000	6,769,000	213,000
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Virginia Center Commons	VA	2005	100%	2002	9,763	992,000	3,860,000
Virginia Little Creek	VA	2005	100%	1996/2001	69,620	1,650,000	8,350,000
Wal-Mart Center	CT	2003	100%	1972/2000	155,842	—	11,834,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,290	2,061,000	7,314,000
West Bridgewater Plaza	MA	2007	100%	1970/2007	133,039	2,823,000	14,901,000
Westlake Discount Drug Mart Plaza	OH	2005	100%	2005	55,775	1,004,000	3,905,000
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,354,000

Total Wholly-Owned Stabilized Properties					7,775,366	179,230,000	739,711,000

Properties Owned in Joint Venture:
Homburg Joint Venture:
Aston Center	PA	2007	20%	2005	55,000	4,319,000	17,070,000
Ayr Town Center	PA	2007	20%	2005	55,600	2,442,000	9,748,000
Fieldstone Marketplace	MA	2005	20%	1988/2003	193,970	5,229,000	21,440,000
Meadows Marketplace	PA	2004	20%	2005	91,538	1,914,000	—
Parkway Plaza	PA	2007	20%	1998-2002	106,628	4,647,000	19,420,000
Pennsboro Commons	PA	2005	20%	1999	107,384	3,608,000	14,254,000
Scott Town Center	PA	2007	20%	2004	67,933	2,959,000	11,800,000
Spring Meadow Shopping Center	PA	2007	20%	2004	67,950	4,111,000	16,410,000
Stonehedge Square	PA	2006	20%	1990/2006	88,677	2,732,000	11,614,000

					834,680	31,961,000	121,756,000

PCP Joint Venture:
New London Mall	CT	2009	40%	1967/1997	257,814	14,891,000	24,967,000
San Souci Plaza	MD	2009	40%	1985 - 1997	264,134	14,849,000	18,445,000

					521,948	29,740,000	43,412,000

Joint Ventures (other):
CVS at Naugatuck	CT	2008	50%	2008	13,225	—	—

Total Consolidated Joint Ventures					1,369,853	61,701,000	165,168,000

Total Stabilized Portfiolio					9,145,219	240,931,000	904,879,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009
     (continued)

		Gross amount at which carried at
	Subsquent	December 31, 2009
	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance
Wholly-Owned Stabilized Properties (1):
Polaris Discount Drug Mart Plaza	$30,000	$1,242,000	$5,846,000	$7,088,000	$1,132,000	4,451,000
Port Richmond Village	568,000	2,843,000	12,436,000	15,279,000	2,607,000	14,683,000
Price Chopper Plaza	604,000	4,111,000	18,456,000	22,567,000	1,308,000		(3)
Rite Aid at Massillon	6,000	442,000	2,020,000	2,462,000	280,000	1,437,000
River View Plaza I, II and III	3,714,000	9,718,000	44,070,000	53,788,000	7,600,000		(2)
Smithfield Plaza	215,000	2,919,000	12,980,000	15,899,000	1,347,000	10,405,000
South Philadelphia	2,532,000	8,222,000	38,439,000	46,661,000	7,796,000		(2)
St. James Square	523,000	688,000	4,361,000	5,049,000	815,000		(2)
Stadium Plaza	740,000	2,443,000	9,813,000	12,256,000	1,295,000		(2)
Suffolk Plaza	—	1,402,000	7,236,000	8,638,000	1,341,000	4,617,000
Swede Square	4,457,000	2,272,000	10,685,000	12,957,000	2,321,000		(2)
The Brickyard	488,000	6,465,000	28,769,000	35,234,000	5,767,000		(2)
The Commons	1,131,000	3,098,000	15,178,000	18,276,000	2,980,000		(2)
The Point	12,355,000	2,996,000	22,859,000	25,855,000	5,355,000	17,298,000
The Point at Carlisle Plaza	211,000	2,233,000	11,316,000	13,549,000	2,210,000		(2)
Timpany Plaza	328,000	3,379,000	16,509,000	19,888,000	1,603,000	8,377,000
Trexler Mall	715,000	6,932,000	32,376,000	39,308,000	4,226,000	21,526,000
Ukrop’s at Fredericksburg	—	3,213,000	12,758,000	15,971,000	1,522,000		(2)
Ukrop’s at Glen Allen	—	6,769,000	213,000	6,982,000	205,000		(2)
Valley Plaza	637,000	1,950,000	8,403,000	10,353,000	1,352,000		(2)
Virginia Center Commons	3,000	992,000	3,863,000	4,855,000	559,000		(2)
Virginia Little Creek	(11,000)	1,639,000	8,350,000	9,989,000	1,424,000	5,348,000
Wal-Mart Center	23,000	—	11,857,000	11,857,000	1,884,000	5,795,000
Washington Center Shoppes	3,692,000	1,999,000	11,068,000	13,067,000	2,286,000	8,575,000
West Bridgewater Plaza	(606,000)	2,712,000	14,406,000	17,118,000	1,100,000	10,885,000
Westlake Discount Drug Mart Plaza	70,000	1,004,000	3,975,000	4,979,000	451,000	3,215,000
Yorktowne Plaza	(141,000)	5,898,000	25,255,000	31,153,000	2,423,000	20,418,000

Total Wholly-Owned Stabilized Properties	124,395,000	183,320,000	860,016,000	1,043,336,000	126,011,000	439,091,000

Properties Owned in Joint Venture:
Homburg Joint Venture:
Aston Center	—	4,319,000	17,070,000	21,389,000	1,303,000	12,802,000
Ayr Town Center	2,000	2,442,000	9,750,000	12,192,000	840,000	7,225,000
Fieldstone Marketplace	441,000	5,167,000	21,943,000	27,110,000	3,093,000	18,647,000
Meadows Marketplace	11,390,000	1,914,000	11,390,000	13,304,000	1,094,000	10,333,000
Parkway Plaza	15,000	4,647,000	19,435,000	24,082,000	1,800,000	14,300,000
Pennsboro Commons	43,000	3,608,000	14,297,000	17,905,000	2,147,000	10,949,000
Scott Town Center	1,000	2,959,000	11,801,000	14,760,000	1,073,000	8,669,000
Spring Meadow Shopping Center	20,000	4,112,000	16,429,000	20,541,000	1,318,000	12,698,000
Stonehedge Square	57,000	2,698,000	11,705,000	14,403,000	1,464,000	8,700,000

	11,969,000	31,866,000	133,820,000	165,686,000	14,132,000	104,323,000

PCP Joint Venture:
New London Mall	24,000	14,891,000	24,991,000	39,882,000	918,000	26,009,000
San Souci Plaza	25,000	14,849,000	18,470,000	33,319,000	918,000	27,200,000

	49,000	29,740,000	43,461,000	73,201,000	1,836,000	53,209,000

Joint Ventures (other):
CVS at Naugatuck	2,825,000	—	2,825,000	2,825,000	82,000	2,450,000

Total Consolidated Joint Ventures	14,843,000	61,606,000	180,106,000	241,712,000	16,050,000	159,982,000

Total Stabilized Portfiolio	139,238,000	244,926,000	1,040,122,000	1,285,048,000	142,061,000	599,073,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009
     (continued)

				Year built/	Gross	Initial cost to the Company
		Year	Precent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Redevelopment Properties: (1)
Dunmore Shopping Center	PA	2005	100%	1962/1997	101,000	565,000	2,203,000
Lake Raystown Plaza	PA	2004	100%	1995	145,727	2,231,000	6,735,000
Shore Mall	NJ	2006	100%	1960/1980	459,098	7,179,000	37,868,000
The Shops at Suffolk Downs	MA	2005	100%	2005	121,829	7,580,000	11,089,000
Townfair Center	PA	2004	100%	2002	138,041	3,022,000	13,786,000
Trexlertown Plaza	PA	2006	100%	1990/2005	241,381	5,262,000	23,867,000

Total Redevelopment Properties					1,207,076	25,839,000	95,548,000

Retenanting Properties: (1)
Columbia Mall	PA	2005	75%	1988	348,574	2,855,000	15,600,000
Centerville Discount Drug Mart Plaza	OH	2005	100%	2000	49,494	780,000	3,607,000
Fairview Commons	PA	2007	100%	1976/2003	59,578	858,000	3,568,000
Huntingdon Plaza	PA	2004	100%	1972 - 2003	147,355	933,000	4,129,000
Oakhurst Plaza	VA	2006	100%	1980/2001	107,869	4,539,000	18,177,000
Ontario Discount Drug Mart Plaza	OH	2005	100%	2002	38,623	809,000	3,643,000
Shelby Discount Drug Mart Plaza	OH	2005	100%	2002	36,596	671,000	3,264,000
Shoppes at Salem Run	VA	2005	100%	2005	15,100	1,076,000	4,253,000

Total Retenanting Properties					803,189	12,521,000	56,241,000

Total Non-Stabilized Properties					2,010,265	38,360,000	151,789,000

Total Operating Portfolio					11,155,484	279,291,000	1,056,668,000

Ground-Up Developments: (1)
Crossroads II	PA	2008	60%	2009	133,618	15,383,000	—
Heritage Crossing	PA	2008	60%	2009	59,396	5,080,000	—
Northside Commons	PA	2008	100%	2009	85,300	3,332,000	—
Upland Square	PA	2007	60%	2009	352,456	28,187,000	—

Total Ground-Up Developments					630,770	51,982,000	—
Total Portfolio					11,786,254	331,273,000	1,056,668,000

Projects Under Development and Land Held
For Future Expansion and Development:
Columbia Mall	PA		75%		46.21	1,466,000	—
Halifax Commons	PA		100%		4.37	858,000	—
Halifax Plaza	PA		100%		12.83	1,107,000	—
Liberty Marketplace	PA		100%		15.51	1,564,000	—
Oregon Pike	PA		100%		11.20	2,283,000	—
Pine Grove Plaza	NJ		100%		2.66	388,000	—
Shore Mall	NJ		100%		50.00	2,018,000	—
The Brickyard	CT		100%		1.95	1,167,000	—
Trexlertown Plaza	PA		100%		37.28	8,087,000	—
Trindle Spring	NY		100%		2.10	1,028,000	—
Wyoming	MI		100%		12.32	360,000	—
Various projects in progress	N/A		100%		0.00	—	—

Total Projects Under Development and Land
Held For Future Expansion and Development:					196.41	20,326,000	—

Total Carrying Value						351,599,000	1,056,668,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009
     (continued)

		Gross amount at which carried at
	Subsquent	December 31, 2009
	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance
Redevelopment Properties: (1)
Dunmore Shopping Center	$42,000	$565,000	$2,245,000	$2,810,000	$424,000		(3)
Lake Raystown Plaza	6,115,000	2,231,000	12,850,000	15,081,000	2,016,000		(3)
Shore Mall	4,028,000	7,179,000	41,896,000	49,075,000	4,991,000	21,243,000
The Shops at Suffolk Downs	8,180,000	7,580,000	19,269,000	26,849,000	1,503,000		(2)(3)
Townfair Center	(1,574,000)	3,022,000	12,212,000	15,234,000	2,325,000		(3)
Trexlertown Plaza	2,808,000	5,262,000	26,675,000	31,937,000	2,589,000		(3)

Total Redevelopment Properties	19,599,000	25,839,000	115,147,000	140,986,000	13,848,000	21,243,000

Retenanting Properties: (1)
Columbia Mall	1,346,000	2,855,000	16,946,000	19,801,000	2,335,000
Centerville Discount Drug Mart Plaza	2,277,000	1,219,000	5,445,000	6,664,000	825,000	2,795,000
Fairview Commons	5,000	858,000	3,573,000	4,431,000	490,000		(2)
Huntingdon Plaza	1,813,000	933,000	5,942,000	6,875,000	727,000		(3)
Oakhurst Plaza	12,000	4,539,000	18,189,000	22,728,000	2,095,000		(2)
Ontario Discount Drug Mart Plaza	27,000	809,000	3,670,000	4,479,000	588,000	2,181,000
Shelby Discount Drug Mart Plaza	12,000	671,000	3,276,000	3,947,000	611,000	2,181,000
Shoppes at Salem Run	12,000	1,076,000	4,265,000	5,341,000	498,000		(2)

Total Retenanting Properties	5,504,000	12,960,000	61,306,000	74,266,000	8,169,000	7,157,000

Total Non-Stabilized Properties	25,103,000	38,799,000	176,453,000	215,252,000	22,017,000	28,400,000

Total Operating Portfolio	(164,341,000)	283,725,000	1,216,575,000	1,500,300,000	164,078,000	627,473,000

Ground-Up Developments: (1)
Crossroads II	25,123,000	17,671,000	22,835,000	40,506,000	118,000	1,325,000
Heritage Crossing	5,623,000	5,066,000	5,637,000	10,703,000	91,000		(3)
Northside Commons	10,009,000	3,379,000	9,962,000	13,341,000	43,000		(3)
Upland Square	55,956,000	27,454,000	56,689,000	84,143,000	285,000	61,181,000

Total Ground-Up Developments	96,711,000	53,570,000	95,123,000	148,693,000	537,000	62,506,000

Total Portfolio	261,052,000	337,295,000	1,311,698,000	1,648,993,000	164,615,000	689,979,000

Projects Under Development and Land Held
For Future Expansion and Development:
Columbia Mall	402,000	1,465,000	403,000	1,868,000	—
Halifax Commons	303,000	872,000	289,000	1,161,000	—
Halifax Plaza	1,603,000	1,503,000	1,207,000	2,710,000	—
Liberty Marketplace	25,000	1,564,000	25,000	1,589,000	—	750,000
Oregon Pike	63,000	2,283,000	63,000	2,346,000	—	750,000
Pine Grove Plaza	71,000	388,000	71,000	459,000	—
Shore Mall	149,000	2,018,000	149,000	2,167,000	—		(6)
The Brickyard	178,000	1,183,000	162,000	1,345,000	—
Trexlertown Plaza	2,478,000	8,089,000	2,476,000	10,565,000	—		(3)
Trindle Spring	380,000	1,148,000	260,000	1,408,000	—	750,000
Wyoming	—	360,000	—	360,000	—	750,000
Various projects in progress	351,000	—	351,000	351,000	—

Total Projects Under Development and Land
Held For Future Expansion and Development	6,003,000	20,873,000	5,456,000	26,329,000	—	3,000,000

Total Carrying Value	$267,055,000	$358,168,000	$1,317,154,000	$1,675,322,000	$164,615,000	692,979,000

Real estate to be transferred to a joint venture (7)					$139,743,000

Real estate held for sale — discontinued operations (7)					$11,599,000

Unconsolidated joint venture (5)					$14,113,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009
(continued)
The changes in real estate and accumulated depreciation for the three years ended December 31, 2009 are as follows (7):

Cost	2009	2008	2007
Balance, beginning of the year	$1,539,213,000	$1,386,801,000	$1,036,154,000
Properties acquired	73,152,000	98,337,000	321,668,000
Improvements and betterments	69,104,000	56,382,000	28,979,000
Write-off fully-depreciated assets	(6,147,000)	(2,307,000)	—

Balance, end of the year	$1,675,322,000	$1,539,213,000	$1,386,801,000

Accumulated depreciation

Balance, beginning of the year	$124,387,000	$86,695,000	$53,216,000
Depreciation expense	46,375,000	39,999,000	33,479,000
Write-off fully-depreciated assets	(6,147,000)	(2,307,000)	—

Balance, end of the year	$164,615,000	$124,387,000	$86,695,000

Net book value	$1,510,707,000	$1,414,826,000	$1,300,106,000

(1)	“Stabilized properties” are those properties which are at least 80% leased and not designated as “development/redevelopment” properties as of December 31, 2009. Eight of the Company’s properties are being re- tenanted, are not- stabilized, and are not designated as development/ redevelopment properties as of December 31, 2009.

(2)	Properties pledged as collateral under the Company’s stabilized property credit facility. The total net book value of such properties was $323,285,000 at December 31, 2009; the total amount outstanding under the secured revolving credit facility at that date was $187,985,000.

(3)	Properties pledged as collateral under the Company’s development property credit facility. The total net book value of all such properties was $142,567,000 at December 31, 2009; the total amount outstanding the secured development revolving credit facility at that date was $69,700,000.

(4)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

(5)	The Company has a 76.3% interest in an unconsolidated joint venture, which owns a single- tenant office property located in Philadelphia, PA. and an 20% interest in an unconsolidated joint venture that owns two supermarket shopping center located in Dickson City and Harrisburg, Pa.

(6)	The Shore Mall land parcel also collateralizes the mortgage loan payable relating to the Shore Mall shopping center.

(7)	Restated to reflect the reclassification of properties to “real estate held for sale” and “real estate to be transferred to a joint venture” during 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of December 31, 2009, and have determined that such disclosure controls and procedures are effective.
     There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the last quarter of 2009.
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
     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
     Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Cedar Shopping Centers, Inc.
We have audited Cedar Shopping Centers, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cedar Shopping Center, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures —“Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Cedar Shopping Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of Cedar Shopping Centers, Inc. and our report dated March 15, 2010 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
March 15, 2010

Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
     This item is incorporated by reference to the definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation
     This item is incorporated by reference to the definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     This item is incorporated by reference to the definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions and Director Independence
     This item is incorporated by reference to the definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services
     This item is incorporated by reference to the definitive proxy statement for the 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1. Financial Statements

The response to this portion of Item 15 is included in Item 8 of this report.
2. Financial Statement Schedules

The response to this portion of Item 15 is included in Item 8 of this report.

3. Exhibits

Item	Title or Description
3.1	Articles of Incorporation of Cedar Shopping Centers, Inc., including all amendments and articles supplementary previously filed, incorporated by reference to Exhibits 3.1.a and 3.1.b of Form 10-Q for the quarterly period ended September 30, 2007.

3.2	By-laws of Cedar Shopping Centers, Inc., including all amendments previously filed, incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 28, 2007.

3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.b	Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.c	Amendment No. 2 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.c of Form 10-K for the year ended December 31, 2004.

3.3.d	Amendment No. 3 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P. , incorporated by reference to Exhibit 3.3.d of Form 10-K for the year ended December 31, 2006.

10.1.a*	Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.a of Form 10-K for the year ended December 31, 2004.

10.1.b*	Amendment No. 1 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.b of Form 10-K for the year ended December 31, 2004.

10.1.c*	Amendment No. 2 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of August 9, 2004, incorporated by reference to Exhibit 10.6.c of Form 10-K for the year ended December 31, 2004.

10.1.d*	Amendment No. 3 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.

10.1.e*	Amendment No. 4 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.1.e of Form 10-K for the year ended December 31, 2006.

10.1.f*	Amendment No. 5 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.1.f of Form 10-K for the year ended December 31, 2007.

.10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

10.2.b*	Amendment No. 1 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.2.b of Form 10-K for the year ended December 31, 2006.

Item	Title or Description
10.2.c*	Amendment No. 2 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.2.c of Form 10-K for the year ended December 31, 2007.

10.2.d*	Amendment No. 3 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 16, 2008, incorporated by reference to Exhibit 10.2.d of Form 10-K for the year ended December 31, 2008.

..10.3.a.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of November 1, 2003, incorporated by reference to Exhibit 10.39 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.3.a.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.a.ii of Form 10-K for the year ended December 31, 2004.

10.3.a.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of October 19, 2005, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 20, 2005.

10.3.a.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of May 1, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 3, 2007.

10.3.b.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of November 1, 2003, incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.3.b.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.b.ii of Form 10-K for the year ended December 31, 2004.

10.3.b.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of October 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 20, 2005.

10.3.b.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of December 29, 2006, incorporated by reference to Exhibit 10.3.b.iv of Form 10-K for the year ended December 31, 2006.

10.3.b.v*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of September 18, 2008, incorporated by reference to Exhibit 10.3.b.v of Form 10-K for the year ended December 31, 2008.

10.3.b.vi*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of April, 17, 2009, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2009.

10.3.c.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of November 1, 2003, incorporated by reference to Exhibit 10.42 of the Registration Statement on Form S-11 field on August 20, 2003, as amended.

10.3.c.ii*	First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.d.ii of Form 10-K for the year ended December 31, 2004.

Item	Title or Description
10.3.c.iii*	Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of October 19, 2005, incorporated by reference to Exhibit 10.4 of Form 8-K filed on October 20, 2005.

10.3.c.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of December 29, 2006, incorporated by reference to Exhibit 10.3.d.iv of Form 10-K for the year ended December 31, 2006.

10.3.c.v*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of September 18, 2008, incorporated by reference to Exhibit 10.3.c.v of Form 10-K for the year ended December 31, 2008.

10.3.d.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of August 1, 2003, incorporated by reference to Exhibit 10.3.e.i of Form 10-K for the year ended December 31, 2006.

10.3.d.ii*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of October 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 6, 2007.

10.3.d.iii*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of December 29, 2006, incorporated by reference to Exhibit 10.3.e.ii of Form 10-K for the year ended December 31, 2006.

10.3.d.iv*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of September 18, 2008, incorporated by reference to Exhibit 10.3.d.iv of Form 10-K for the year ended December 31, 2008.

10.3.d.v*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of April 17, 2009, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2009.

10.3.e*	Employment Agreement between Cedar Shopping Centers, Inc. and Lawrence E. Kreider, Jr., dated as of June 20, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 20, 2007.

10.3.f.i*	Employment Agreement between Cedar Shopping Centers, Inc. and Frank C. Ullman, dated as of September 18, 2008, incorporated by reference to Exhibit 10.3.f of Form 10-K for the year ended December 31, 2008.

10.3.f.ii*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Frank C. Ullman, dated as of April; 17, 2009, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended June 30, 2009.

10.3.g*	Employment Agreement between Cedar Shopping Centers, Inc. and Joel I. Yarmak, dated as of September 14, 2009, incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 16, 2009.

10.3.h*	Consulting Agreement between Cedar Shopping Centers, Inc. and Thomas J. O’Keeffe, dated as of June 20, 2007, incorporated by reference to Exhibit 10.2 of Form 8-K filed on June 20, 2007.

10.4.a	Loan Agreement (the “Loan Agreement”) by and among Cedar Shopping Centers Partnership, L.P., Bank of America, N.A., KeyBank, National Association, Manufacturers and Traders Trust Company, Regions Bank, Citizens Bank of Pennsylvania, Raymond James Bank, FSB, Royal Bank of Canada, Bank of Montreal, and the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”) and Bank of America, N.A. (as Administrative Agent), dated as of November 10, 2009, incorporated by reference to Exhibit 10.1 of Form 8-K filed on November 16, 2009.

Item	Title or Description
10.5.a	Loan Agreement between Cedar-Franklin Village LLC as Borrower and Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004, incorporated by reference to Exhibit 10.13 of Form 8-K filed on November 5, 2004.

10.5.b	Promissory Note for Cedar-Franklin Village LLC to Eurohypo AG, New York Branch, dated November 1, 2004, incorporated by reference to Exhibit 10.14 of Form 8-K filed on November 5, 2004.

10.5.c	Mortgage and Security Agreement for Cedar-Franklin Village LLC as Borrower to Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004, incorporated by reference to Exhibit 10.15 of Form 8-K filed on November 5, 2004.

10.5.d	Guaranty for Cedar Shopping Centers Partnership, L.P. as Guarantor for the benefit of Eurohypo AG, New York Branch as Lender, executed as of November 1, 2004, incorporated by reference to Exhibit 10.18 of Form 8-K filed on November 5, 2004.

10.6	Agreement Regarding Purchase of Partnership Interests By and Between Cedar Shopping Centers Partnership, L.P. and Homburg Holdings (U.S.) Inc. dated as of March 26, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on April 6, 2007.

10.6.a	First Amendment to Agreement Regarding Purchase of Partnership Interests dated as of June 29, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 12, 2007.

10.6.b	Second Amendment to Agreement Regarding Purchase of Partnership Interests dated as of October 31, 2007, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 12, 2007.

10.7	Voting Agreement dated February 13, 2008 among Cedar Shopping Centers, Inc., Inland American Real Estate Trust, Inc., Inland Investment Advisors, Inc. Inland Real Estate Investment Corporation and The Inland Group, Inc., incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2007.

10.8	Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Shopping Centers Partnership, L.P., KeyBank, National Association, Manufacturers and Traders Trust Company, Citizens Bank of Pennsylvania, Raymond James Bank, FSB, Regions Bank, TD Bank, N.A., TriState Capital Bank and the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”) and KeyBank, National Association (as Administrative Agent), dated as of October 17, 2008, incorporated by reference to Exhibit 10.8 of Form 10-K for the year ended December 31, 2008.

10.9	Standby Equity Purchase Agreement dated as of September 21, 2009 by and between YA Global Master SPV Ltd. and Cedar Shopping Centers, Inc., incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 22, 2009.

Item	Title or Description
10.10.a	Securities Purchase Agreement dated as of October 26, 2009, by and among Cedar Shopping Centers, Inc., Cedar Shopping Centers Partnership L.P., RioCan Holdings USA Inc. and RioCan Real Estate Investment Trust, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 30, 2009.

10.10.b	Agreement regarding purchase of Partnership Interests dated October 26, 2009 between Cedar Shopping Centers, Inc. and RioCan Holdings USA Inc., incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 30, 2009.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.
(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a) (3) above.

(c)	The following documents are filed as part of the report:
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

/s/ GASPARE J. SAITTA, II

Gaspare J. Saitta, II
Chief Accounting Officer
(principal accounting officer)
March 15, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

/s/ JAMES J. BURNS James J. Burns	/s/ RAGHUNATH DAVLOOR Raghunath Davloor
Director	Director

/s/ RICHARD HOMBURG Richard Homburg	/s/ PAMELA N. HOOTKIN Pamela N. Hootkin
Director	Director

/s/ EVERETT B. MILLER, III Everett B. Miller, III	/s/ LEO S. ULLMAN Leo S. Ullman
Director	Director

/s/ROGER M. WIDMANN Roger M. Widmann
Director

March 15, 2010