Form 10-Q
period 2010-03-31
CEDAR SHOPPING CENTERS INC
filed 2010-05-10
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2010, there were 64,755,491 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Real estate:
Land	$354,842,000	$358,087,000
Buildings and improvements	1,333,858,000	1,325,015,000

	1,688,700,000	1,683,102,000
Less accumulated depreciation	(175,533,000)	(165,075,000)

Real estate, net	1,513,167,000	1,518,027,000

Real estate to be transferred to a joint venture	60,203,000	139,743,000
Real estate held for sale — discontinued operations	1,850,000	11,967,000
Investment in unconsolidated joint ventures	23,655,000	14,113,000

Cash and cash equivalents	15,783,000	17,164,000
Restricted cash	13,061,000	14,075,000
Receivables:
Rents and other tenant receivables, net	10,663,000	7,423,000
Straight-line rents	15,389,000	14,602,000
Joint venture settlements	7,330,000	2,322,000
Other assets	7,710,000	9,315,000
Deferred charges, net	35,149,000	36,367,000

Total assets	$1,703,960,000	$1,785,118,000

Liabilities and equity
Mortgage loans payable	$688,880,000	$692,979,000
Mortgage loans payable — real estate to be transferred to a joint venture	33,590,000	94,018,000
Mortgage loans payable — real estate held for sale - discontinued operations	—	7,765,000
Secured revolving credit facilities	207,091,000	257,685,000
Accounts payable and accrued liabilities	27,797,000	46,902,000
Unamortized intangible lease liabilities	54,819,000	55,072,000
Liabilities — real estate held for sale and real estate to be transferred to a joint venture	3,916,000	4,295,000

Total liabilities	1,016,093,000	1,158,716,000

Limited partners’ interest in Operating Partnership	11,610,000	12,638,000

Commitments and contingencies	—	—

Equity:
Cedar Shopping Centers, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 62,911,000 and 52,139,000 shares, respectively, issued and outstanding)	3,774,000	3,128,000
Treasury stock (1,135,000 and 981,000 shares, respectively, at cost)	(10,629,000)	(9,688,000)
Additional paid-in capital	688,870,000	621,299,000
Cumulative distributions in excess of net income	(165,531,000)	(162,041,000)
Accumulated other comprehensive loss	(3,989,000)	(2,992,000)

Total Cedar Shopping Centers, Inc. shareholders’ equity	601,245,000	538,456,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	67,704,000	67,229,000
Limited partners’ interest in Operating Partnership	7,308,000	8,079,000

Total noncontrolling interests	75,012,000	75,308,000

Total equity	676,257,000	613,764,000

Total liabilities and equity	$1,703,960,000	$1,785,118,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Rents	$34,684,000	$35,332,000
Expense recoveries	10,118,000	10,269,000
Other	128,000	262,000

Total revenues	44,930,000	45,863,000

Expenses:
Operating, maintenance and management	10,775,000	9,190,000
Real estate and other property-related taxes	5,430,000	5,155,000
General and administrative	2,211,000	1,439,000
Impairments	1,555,000	—
Terminated projects and acquisition transaction costs, net	1,320,000	1,525,000
Depreciation and amortization	11,380,000	12,179,000

Total expenses	32,671,000	29,488,000

Operating income	12,259,000	16,375,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(13,842,000)	(11,341,000)
Interest income	14,000	14,000
Equity in income of unconsolidated joint ventures	356,000	259,000
Gain on sales of land parcels	—	239,000

Total non-operating income and expense	(13,472,000)	(10,829,000)

(Loss) income before discontinued operations	(1,213,000)	5,546,000

(Loss) income from discontinued operations	(122,000)	180,000
Gain on sale of discontinued operations	175,000	—

Total discontinued operations	53,000	180,000

Net (loss) income	(1,160,000)	5,726,000

Less, net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(475,000)	354,000
Limited partners’ interest in Operating Partnership	114,000	(178,000)

Total net (income) loss attributable to noncontrolling interests	(361,000)	176,000

Net (loss) income attributable to Cedar Shopping Centers, Inc.	(1,521,000)	5,902,000

Preferred distribution requirements	(1,969,000)	(1,954,000)

Net (loss) income attributable to common shareholders	$(3,490,000)	$3,948,000

Per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.06)	$0.09
Discontinued operations	—	—

	$(0.06)	$0.09

Amounts attributable to Cedar Shopping Centers, Inc. common shareholders, net of limited partners’ interest:
(Loss) income from continuing operations	$(3,542,000)	$4,118,000
(Loss) income from discontinued operations	(118,000)	(170,000)
Gain on sale of discontinued operations	170,000	—

Net (loss) income	$(3,490,000)	$3,948,000

Dividends to common shareholders	$—	$5,046,000
Per common share	$—	$0.1125

Weighted average number of common shares outstanding	58,728,000	44,880,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Equity
Three months ended March 31, 2010
(unaudited)

	Cedar Shopping Centers, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	loss	Total
Balance, December 31, 2009	3,550,000	$88,750,000	52,139,000	$3,128,000	$(9,688,000)	$621,299,000	$(162,041,000)	$(2,992,000)	$538,456,000

Net (loss) income							(1,521,000)		(1,521,000)
Unrealized loss on change in fair value of cash flow hedges								(997,000)	(997,000)

Total other comprehensive loss									(2,518,000)

Deferred compensation activity, net			490,000	29,000	(941,000)	1,346,000			434,000
Net proceeds from sale of common stock			10,266,000	616,000		64,611,000			65,227,000
Conversion of OP units into common stock			16,000	1,000		162,000			163,000
Preferred distribution requirements							(1,969,000)		(1,969,000)
Reallocation adjustment of limited partners’ interest						1,452,000			1,452,000

Balance, March 31, 2010	3,550,000	$88,750,000	62,911,000	$3,774,000	$(10,629,000)	$688,870,000	$(165,531,000)	$(3,989,000)	$601,245,000

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity
Balance, December 31, 2009	$67,229,000	$8,079,000	$75,308,000	$613,764,000

Net (loss) income	475,000	(44,000)	431,000	(1,090,000)
Unrealized loss on change in fair value of cash flow hedges	—	(2,000)	(2,000)	(999,000)

Total other comprehensive loss	475,000	(46,000)	429,000	(2,089,000)

Deferred compensation activity, net	—	—	—	434,000
Net proceeds from sale of common stock	—	—	—	65,227,000
Conversion of OP units into common stock	—	(163,000)	(163,000)	—
Preferred distribution requirements	—	—	—	(1,969,000)
Reallocation adjustment of limited partners’ interest	—	(562,000)	(562,000)	890,000

Balance, March 31, 2010	$67,704,000	$7,308,000	$75,012,000	$676,257,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2010	2009
Cash flow from operating activities:
Net (loss) income	$(1,160,000)	$5,726,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash provisions:
Equity in income of unconsolidated joint ventures	(356,000)	(259,000)
Distributions from unconsolidated joint ventures	120,000	200,000
Impairments	1,555,000	—
Terminated projects	1,271,000	252,000
Impairment — discontinued operations	248,000	—
Gain on sales of real estate	(175,000)	(239,000)
Straight-line rents	(787,000)	(640,000)
Provision for doubtful accounts	678,000	584,000
Depreciation and amortization	11,380,000	12,453,000
Amortization of intangible lease liabilities	(2,335,000)	(3,416,000)
Amortization/market price adjustments relating to stock-based compensation	1,215,000	(936,000)
Amortization of deferred financing costs	1,207,000	637,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(3,918,000)	(2,891,000)
Joint venture settlements	(1,473,000)	—
Prepaid expenses and other	(1,029,000)	(942,000)
Accounts payable and accrued expenses	(2,754,000)	(1,446,000)

Net cash provided by operating activities	3,687,000	9,083,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(8,029,000)	(35,974,000)
Net proceeds from sales of real estate	2,056,000	305,000
Net proceeds from transfers to unconsolidated joint venture, less working capital at dates of transfer	11,379,000	—
Investment in unconsolidated joint ventures	(4,302,000)	(350,000)
Construction escrows and other	1,040,000	(397,000)

Net cash provided by (used in) investing activities	2,144,000	(36,416,000)

Cash flow from financing activities:
Net (repayments)/advances (to)/from revolving credit facilities	(50,594,000)	32,435,000
Proceeds from mortgage financings	6,699,000	8,000,000
Mortgage repayments	(10,913,000)	(11,520,000)
Payments of debt financing costs	(243,000)	(101,000)
Termination payments related to interest rate swaps	(5,476,000)	—
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	—	11,857,000
Redemption of Operating Partnership Units	(67,000)	—
Distributions to limited partners	(180,000)	(227,000)
Net proceeds from the sales of common stock	60,227,000	—
Preferred stock distributions	(1,969,000)	(1,969,000)
Distributions to common shareholders	(4,696,000)	(5,046,000)

Net cash (used in) provided by financing activities	(7,212,000)	33,429,000

Net (decrease) increase in cash and cash equivalents	(1,381,000)	6,096,000
Cash and cash equivalents at beginning of period	17,164,000	8,231,000

Cash and cash equivalents at end of period	$15,783,000	$14,327,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominately in coastal mid-Atlantic and New England states. At March 31, 2010, the Company owned and managed 119 operating properties (five properties in an unconsolidated joint venture).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2010 the Company owned a 96.9% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (3.1% at March 31, 2010) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 1,980,000 OP Units outstanding at March 31, 2010 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.
The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities (“VIEs”) for which it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of the equity investment at risk (i) lack the power to make decisions about the entity’s activities, that significantly impacts the entity’s performance through voting or similar rights, (ii) have no obligation to absorb the expected losses of the entity, or (iii) have no right to receive the expected residual returns of the entity, or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. In January 2010, the Company adopted the updated accounting guidance for determining whether an entity is a VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. The updated guidance requires an entity to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
significant to the VIE. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.
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
     The Company’s three 60%-owned joint ventures for development projects in Limerick, Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be VIEs and the Company is the primary income or loss beneficiary in each case. At March 31, 2010, these VIEs owned real estate with a carrying value of $135.4 million. The assets of the consolidated VIEs can be used to settle obligations other than those of the consolidated VIE. At that date, one of the VIEs had a property-specific mortgage loan payable aggregating $62.3 million, and the real estate owned by the other two VIEs collateralized the secured revolving development property credit facility in the amount of $28.0 million. The liabilities of the consolidated VIEs are guaranteed and recourse to the Company.
     With respect to its unconsolidated joint ventures, the Company has a 20% interest in a joint venture with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian real estate investment trust (“RioCan”) formed initially for the acquisition of seven shopping center properties owned by the Company. Through March 31, 2010, four of the properties had been transferred to the joint venture; two of the properties were transferred to the joint venture on April 27, 2010, and the remaining property is expected to be transferred during the second quarter of 2010. The accounting treatment presentation on the accompanying consolidated balance sheet is to reflect the Company’s applicable carrying values as “real estate to be transferred to a joint venture” retroactively for all periods presented, whereas the accounting treatment presentation on the accompanying consolidated statement of operations is to reflect the results of the properties’ operations prospectively following their transfer to the joint venture as “equity in income of unconsolidated joint ventures”. In addition, the Company has a 76.3% interest in a joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania. Although the Company exercises influence over these joint ventures, it does not have operating control. In the case of the RioCan joint venture, although the Company provides management and other services, RioCan has significant management participation rights. The Company has determined that these joint ventures are not VIEs. The Company accounts for its investment in these joint ventures under the equity method.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
     At March 31, 2010, the Company had deposits of $0.5 million (the Company’s maximum exposure) on three land parcels to be purchased for future development. Although each of the entities holding the deposits is considered a VIE, the Company has not consolidated any of them as the Company is not the primary income or loss beneficiary in each case.
Note 2. Summary of Significant Accounting Policies
     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
     The consolidated financial statements reflect certain reclassifications of prior period amounts to conform to the 2010 presentation, principally to reflect the sale of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on previously-reported net income attributable to common shareholders or earnings per share.
     During the first quarter of 2010, the Company determined that at the time it acquired certain properties during 2003 through 2008, it had underprovided for certain identifiable intangible lease liabilities relating to fixed-price renewal options that were at below-market rates. At the time such properties were acquired, the Company determined the fair value of such renewal options to be immaterial, based upon the Company’s assessment of a very low probability that any of such renewal options would be exercised. Accordingly, the Company assigned a zero value to such renewal options. The Company recently reconsidered these determinations, and has concluded that option renewal periods should have been valued with respect to certain of the leases. Using the updated assumptions, the Company determined that the December 31, 2009 carrying amounts of unamortized intangible lease liabilities and real estate, net, were understated by $8,429,000 and $7,688,000, respectively (the latter amount net of a $741,000 cumulative depreciation adjustment through December 31, 2009). In addition, total equity and limited partners’ interest in the Operating Partnership were overstated by $723,000 and $18,000, respectively, as of December 31, 2009, reflecting the aforementioned cumulative depreciation adjustment.
     Pursuant to the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
determined these adjustments to be immaterial to any full year’s consolidated financial statements. However, the Company did determine that recording the adjustments entirely in the current period would be material to the consolidated statement of operations for the three months ended March 31, 2010. Accordingly, as provided by SAB 108, the Company has retroactively revised its consolidated financial statements for all prior periods, including the December 31, 2009 consolidated balance sheet and the consolidated statement of operations for the three months ended March 31, 2009 included in this report. Financial statements for prior fiscal years, and well as for other interim periods within the year ended December 31, 2009, will be revised as they are filed, as appropriate, but no later than the filing of the Company’s Annual Report on Form 10-K for the year ending December 31, 2010.
     The following tables summarize the impact of the adjustments on the Company’s consolidated balance sheet as of December 31, 2009 and consolidated statement of operations for the three months ended March 31, 2009:

	December 31, 2009
	As reported	Adjustment	As revised (a)
Real estate	$1,675,322,000	$8,429,000	$1,683,751,000
Less accumulated depreciation	(164,615,000)	(741,000)	(165,356,000)

Real estate, net	$1,510,707,000	$7,688,000	$1,518,395,000

Unamortized intangible lease liabilities	$46,643,000	$8,429,000	$55,072,000

Limited partners’ interest in Operating Partnership	$12,656,000	$(18,000)	$12,638,000

Total equity	$614,487,000	$(723,000)	$613,764,000

	Three months ended March 31, 2009
	As reported	Adjustment		As revised (a)
Depreciation and amortization expense	$12,400,000	$53,000		$12,453,000

Net income attributable to common shareholders	$3,999,000	$(51,000)	(b)	$3,948,000

(a)	Does not include revisions for other retroactive adjustments such as the sales of properties, where the applicable net assets and results of operations have been treated as “held for sale” and “income (loss) from discontinued operations”, respectively.

(b)	Net of noncontrolling interests (limited partners’ interest).

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
Real Estate Investments and Discontinued Operations
     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years. Depreciation expense amounted to $10.6 million and $11.2 million for the three months ended March 31, 2010 and 2009, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.
     Upon the sale or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or impairment loss, if any, is reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to reflect the sold properties’ operations as discontinued.
     Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $890,000 and $1.5 million for the three months ended March 31, 2010 and 2009, respectively. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under development. The Company considers a construction project to be substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
     During the three months ended March 31, 2010, the Company wrote-off approximately $1.3 million of costs incurred in prior years for a potential development project in Williamsport, Pennsylvania that the Company determined would not go forward. During the three months ended March 31, 2009, the Company wrote-off costs incurred related to the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of approximately $1.5 million).
     In connection with the RioCan joint venture transactions, the Company recorded an additional impairment charge of approximately $1.6 million during the three months ended March 31, 2010, related principally to the remaining completion work at the Blue Mountain Commons property transferred to the joint venture in December 2009. The accounting treatment presentation on the accompanying consolidated statements of operations is to reflect the results of the properties’ operations prospectively following their transfer to the joint venture as “equity in income of unconsolidated joint ventures”. Accordingly, the accompanying statement of operations includes revenues for the properties transferred or to be transferred to the RioCan joint venture in the amounts of $2.6 million and $4.8 million, respectively, for three months ended March 31, 2010 and 2009.
     On February 25, 2010, the Company sold its 7,000 square foot Family Dollar convenience center, located in Zanesville, Ohio, for a sales price of $575,000; the Company realized a net gain on the transaction of approximately $175,000. The property’s results of operations have been classified as “discontinued operations” for all periods presented. During the year ended December 31, 2009, the Company sold, or treated as “held for sale”, nine of its drug store/convenience centers, located in Ohio and New York of these, three centers were sold during the three months ended March 31, 2010 for an aggregate sales price of approximately $10.1 million. In connection with these transactions, the Company recorded an additional impairment charge of approximately $248,000 during the three months ended March 31, 2010.
     The following is a summary of the components of (loss) income from discontinued operations for the three months ended March 31, 2010 and 2009, respectively:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
Rents	$251,000	$738,000
Expense recoveries	26,000	294,000

Total revenues	277,000	1,032,000

Expenses:
Operating, maintenance and management	57,000	111,000
Real estate and other property-related taxes	42,000	216,000
Depreciation and amortization	—	274,000
Interest expense	52,000	251,000

	151,000	852,000

Income from discontinued operations before impairment charges	126,000	180,000
Impairment charges	(248,000)	—

(Loss) income from discontinued operations	$(122,000)	$180,000

Gain on sale of discontinued operations	$175,000	$—

Conditional asset retirement obligation
     A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company. The Company would record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three months ended March 31, 2010 and 2009.
Intangible Lease Asset/Liability
     The Company allocates the fair value of real estate acquired to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
     The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, such as real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs these are level 3 inputs within the fair value hirearchy.
     The value of in-place above-market and below-market leases are based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of acquisition these are level 3 inputs within the fair value hirearchy. The value of the above-market and below-market leases associated with the original lease terms are amortized to rental income over the terms of the respective leases. The value of below-market lease renewal options is deferred until such time as the renewal option is exercised and subsequently amortized over the corresponding renewal period. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time.
     With respect to the Company’s acquisitions, the fair values of in-place leases and other intangibles have been allocated to the intangible asset and liability accounts. Such allocations are preliminary and are based on information and estimates available as of the respective dates of acquisition. As final information becomes available and is refined, appropriate adjustments are made to the purchase price allocations, which are finalized within twelve months of the respective dates of acquisition.
     Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $54.8 million and $55.1 (as revised) million at March 31, 2010 and December 31, 2009, respectively.
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $2.3 million and $3.4 million for the three months ended March 31, 2010 and 2009, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $2.9 million and $3.7 million for the three months ended March 31, 2010 and 2009, respectively.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days from the date of purchase, and include cash at consolidated joint ventures of

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
$6.2 million and $7.4 million at March 31, 2010 and December 31, 2009, respectively.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.
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
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $4.2 million and $5.3 million at March 31, 2010 and December 31, 2009, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $0.7 million and $0.6 million for the three months ended March 31, 2010 and 2009, respectively.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
Other Assets
     Other assets at March 31, 2010 and December 31, 2009 are comprised of the following:

	March 31,	December 31,
	2010	2009
Cumulative mark-to-market adjustments related to stock-based compensation	$1,440,000	$2,100,000
Prepaid expenses	5,283,000	5,279,000
Other	987,000	1,936,000

	$7,710,000	$9,315,000

Deferred Charges, Net
     Deferred charges at March 31, 2010 and December 31, 2009 are net of accumulated amortization and are comprised of the following:

	March 31,	December 31,
	2010	2009
Lease origination costs (i)	$17,848,000	$17,787,000
Financing costs (ii)	15,909,000	16,873,000
Other	1,392,000	1,707,000

	$35,149,000	$36,367,000

(i)	Lease origination costs include the amortized balance of intangible lease assets resulting from purchase accounting allocations of $9,620,000 and $10,067,000, respectively.

(ii)	Financing costs are incurred in connection with the Company’s credit facilities and other long-term debt.
     Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $2.0 million and $1.6 million for the three months ended March 31, 2010 and 2009, respectively.
Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of March 31, 2010, the Company was in compliance with all REIT requirements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
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
Derivative Financial Instruments
     The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. On January 20, 2010, the Company paid approximately $5.5 million to terminate interest rate swaps applicable to the financing for its development joint venture project in Stroudsburg, Pennsylvania. As of March 31, 2010, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of March 31, 2010, if a counterparty were to default, the Company would receive a net interest benefit. At March 31, 2010, the Company had approximately $20.4 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.4% to 6.5% per annum. At that date, the Company had accrued liabilities of $1.6 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to these mortgage loans payable. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.
     The following is a summary of the derivative financial instruments held by the Company at March 31, 2010 and December 31, 2009:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

			Notional values				Balance	Fair value
Designation/			March 31,		December 31,	Expiration	sheet	March 31,	December 31,
Cash flow	Derivative	Count	2010	Count	2009	dates	location	2010	2009

							Accounts payable
Non-qualifying	Interest	—	$—	1	$23,891,000	2011	and	$—	$1,297,000

Qualifying	rate swaps	2	$20,380,000	8	$56,925,000	2010 - 2020	accrued expenses	$1,587,000	$4,655,000

     The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2010 and 2009:

		Amount of gain (loss) recognized in other
		comprehensive (loss) income (effective portion)
Designation/		March 31,
Cash flow	Derivative	2010	2009

	Interest rate
Qualifying	swaps	$(997,000)	$918,000

Amount of gain (loss) recognized in interest expense
(ineffectve portion)

Interest rate
Qualifying	swaps	$—	$24,000

Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net (loss) income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period (including restricted shares and shares held by Rabbi Trusts). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The calculation of the number of such additional shares was 24,000 for the three months ended March 31, 2010. The calculation of the number of such additional shares was anti-dilutive for the three months ended March 31, 2009. Accordingly, fully-dilutive EPS was the same as basic EPS for both periods.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
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
     In January 2008 and June 2008, the Company issued 53,000 shares and 7,000 shares of common stock, respectively, as performance-based grants, which will vest if the total annual return on an investment in the Company’s common stock (“TSR”) over the three-year period ending December 31, 2010 is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the January 2008 performance-based shares to be $6.05 per share, compared to a market price at the date of grant of $10.07 per share; similar methodology determined the value of the June 2008 performance-based shares to be $10.31 per share, compared to a market price at the date of grant of $12.13 per share.
     In January 2009, the Company issued 218,000 shares of common stock as performance-based grants, which will vest if the TSR over the three-year period ending December 31, 2011 is equal to, or greater than, a blended measure of (i) an average of 6% TSR per year on the Company’s common stock, and (ii) the median TSR per year of the Company’s peer group. The independent appraisal determined the value of the performance-based shares to be $5.96 per share, compared to a market price at the date of grant of $7.02 per share.
     In January 2010, the Company issued 227,000 shares of common stock as performance-based grants, (a) 76,000 shares, (b) 76,000 shares, and (c) 75,000 shares, respectively, which will vest (a) if the TSR on the Company’s common stock is at least an average of 6% per year for the three years ending December 31, 2012, (b) if there is a positive comparison of TSR on the Company’s common stock to the median of the TSR for the Company’s peer group for the three years ending December 31, 2012, and (c) based on improvements in operating results, as defined, over the three years ending December 31, 2012. The independent appraisal determined the values of the category (a) and (b) performance-based shares to be $4.56 per share and $6.00 per share, respectively, compared to a market price at the date of grant of $6.70 per share.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
     The additional restricted shares issued during the three months ended March 31, 2010 and 2009 were time-based grants, and amounted to 274,000 shares and 376,000 shares, respectively. The value of all grants is being amortized on a straight-line basis over the respective vesting periods (irrespective of achievement of the performance grants) adjusted, as applicable, for fluctuations in the market value of the Company’s common stock. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet. The following table sets forth certain stock-based compensation information for the three months ended March 31, 2010 and 2009, respectively:

	March 31,
	2010	2009
Restricted share grants	501,000	594,000
Average per-share grant price	$6.55	$4.91
Recorded as deferred compensation, net	$3,275,000	$2,917,000

Charged to operations:
Amortization relating to stock-based compensation	$706,000	$699,000
Adjustments to reflect changes in market price of Company’s common stock	509,000	(1,635,000)

Total charged to operations	$1,215,000	$(936,000)

Non-vested shares:
Non-vested, beginning of period	980,000	508,000
Grants	501,000	594,000
Vested during period	(113,000)	—
Forfeitures/cancellations	—	—

Non-vested, end of period	1,368,000	1,102,000

Average value of non-vested shares (based on grant price)	$6.49	$8.30

Value of shares vested during the period (based on grant price)	$1,790,000	$—

     At March 31, 2010, 1,047,000 shares remained available for grants pursuant to the Incentive Plan, and $5,453,000 remained as deferred compensation, to be amortized over various periods ending in January 2013.
     During 2001, pursuant to the 1998 Stock Option Plan (the “Option Plan”), the Company granted to the then directors options to purchase an aggregate of approximately 13,000 shares of common stock at $10.50 per share, the market value of the Company’s common stock on the date of the grant. The options are fully exercisable and expire in July 2011. In connection with the adoption of the Incentive Plan, the Company agreed that it would not grant any more options

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
under the Option Plan.
     In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a then minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution adjustments, are fully vested, and expire in May 2012.
In connection with the RioCan transactions, the Company issued to RioCan warrants to purchase 1,428,570 shares of the Company’s common stock, at an exercise price of $7.00 per share, exercisable over a two-year period expiring in October 2011. On April 27, 2010, RioCan exercised its warrant, and the Company received proceeds of $10.0 million.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
Supplemental consolidated statements of cash flows information

	Three months ended March 31,
	2010	2009
Supplemental disclosure of cash activities:
Interest paid	$13,620,000	$12,059,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	3,275,000	2,917,000
Assumption of mortgage loans payable — acquisitions	—	(54,565,000)
Assumption of mortgage loans payable — disposition	(7,740,000)	—
Conversion of OP Units into common stock	163,000	—
Purchase accounting allocations:
Intangible lease assets	—	7,174,000
Intangible lease liabilities	(2,130,000)	(3,265,000)
Net valuation decrease in assumed mortgage loan payable (a)	—	(1,649,000)
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	(1,110,000)	967,000
Accrued real estate improvement costs	—	(629,000)
Accrued construction escrows	(2,190,000)	1,028,000
Accrued financing costs and other	—	(22,000)
Capitalization of deferred financing costs	293,000	264,000

Deconsolidation of properties transferred to joint venture:
Real estate, net	79,542,000	—
Other assets/liabilties, net	(60,366,000)	—
Investment in and advances to unconsolidated joint venture	4,504,000	—
Settlement receiveable from unconsolidated joint venture	3,705,000	—

(a)	The net valuation decrease in an assumed mortgage loan payable resulted from adjusting the contract rate of interest (4.9% per annum) to a market rate of interest (6.1% per annum).
Fair Value Measurements
     The Company follows the updated accounting guidance relating to fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. These standards did not materially affect how the Company determines fair value, but resulted in certain additional disclosures.
     The guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
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
     The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value. Financial liabilities measured at fair value in the consolidated financial statements consist of interest rate swaps. The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of March 31, 2010, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate to be transferred to a joint venture and real estate held for sale- discontinued operations.
     The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable and accrued expenses approximate fair value. The valuation of the liability for the Company’s interest rate swaps ($1.6 million at March 31, 2010 and $5.9 million at December 31, 2009), which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. The valuations of the assets for the Company’s real estate to be transferred to a joint venture and real estate held for sale — discontinued operations ($60.2 million and $1.9 million, respectively, at March 31, 2010, and $139.7 million and $12.0 million, respectively, at December 31, 2009), which is measured on a nonrecurring basis, have been determined to be a Level 2 within the valuation hierarchy, and were based on the respective contracts of transfer and/or sale.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
     The fair value of the Company’s fixed rate mortgage loans was estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of March 31, 2010 and December 31, 2009, the aggregate fair values of the Company’s fixed rate mortgage loans were approximately $582.7 million and $583.8 million, respectively; the carrying values of such loans were $605.6 million and $610.8 million, respectively, at those dates.
Recently-Issued Accounting Pronouncements
     In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010, and for the respective interim periods within those years. The adoption of that portion of the guidance that became effective on January 1, 2010 did not have a material effect on the consolidated financial statements; the Company does not expect the adoption of that portion of the guidance which becomes effective on January 1, 2011 to have a material effect on the consolidated financial statements.
Note 3. Real Estate
     The following are the significant real estate transactions that occurred during the three months ended March 31, 2010.
Joint Venture Activities
     In connection with the RioCan transactions concluded in October 2009, the Company and RioCan entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
of seven supermarket-anchored properties presently owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas during the next two years, in the same joint venture format. Two properties (Blue Mountain Commons located in Harrisburg, Pennsylvania and Sunset Crossing located in Dickson City, Pennsylvania) were transferred to the joint venture in December 2009, two properties (Columbus Crossing Shopping Center located in Philadelphia, Pennsylvania and Franklin Village Plaza located in Franklin, Massachusetts) were transferred to the joint venture in February 2010, respectively, resulting in net proceeds to the Company of approximately $12.7 million, two properties (Shaw’s Plaza located in Raynham, Massachusetts and Stop & Shop Plaza located in Bridgeport, Connecticut) were transferred to the joint venture on April 27, 2010, resulting in net proceeds to the Company of approximately $6.7 million, and the last property (Loyal Plaza Shopping Center located in Williamsport, Pennsylvania) is expected to be transferred to the joint venture during the second quarter of 2010, and is expected to result in net proceeds to the Company of approximately $11.5 million. All such net proceeds have been or will be used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities.
     On January 26, 2010, the RioCan joint venture acquired the Town Square Plaza shopping center located in Temple, Pennsylvania, an approximately 128,000 square foot supermarket-anchored shopping center which was completed in 2008, and which is anchored by a 73,000 square foot Giant Foods supermarket. The purchase price for the property, which is presently unencumbered, was approximately $19.0 million. In connection with the transaction the Company earned an acquisition fee of $141,000 and the Company’s investment advisor earned a fee of approximately $190,000; the net amounts are reflected in transaction costs in the accompanying statements of operations.
Real Estate Pledged
     At March 31, 2010 a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the revolving credit facilities.
Note 4. Mortgage Loans Payable and Secured Revolving Credit Facilities
     Secured debt is comprised of the following at March 31, 2010 and December 31, 2009:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)

	March 31, 2010			December 31, 2009
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range

Fixed-rate mortgages (a)	$605,610,000	5.8%	5.0% - 7.5%	$610,798,000	5.8%	5.0% - 8.5%
Variable-rate mortgages	83,270,000	3.3%	2.5% - 5.9%	82,181,000	3.4%	2.5% - 5.9%

Total property-specific mortgages	688,880,000	5.5%		692,979,000	5.6%
Stabilized property credit facility	116,335,000	5.5%		187,985,000	5.5%
Development property credit facility	90,756,000	2.5%		69,700,000	2.5%

	$895,971,000	5.2%		$950,664,000	5.3%

Fixed-rate mortgages related to:
Real estate transferred or to be transferred to a joint venture	$33,590,000	6.5%	6.2% - 7.2%	$94,018,000	5.8%	4.8% - 7.2%

Real estate held for sale — discontinued operations	$—	—		$7,765,000	5.4%	5.2% - 5.6%

(a)	Restated to reflect the reclassifications of properties transferred or to be transferred to the RioCan joint venture and properties treated as discontinued operations.
     Included in variable-rate mortgages is the Company’s $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture development property in Pottsgrove, Pennsylvania as collateral for borrowings thereunder. The facility is guaranteed by the Company and will expire in September 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 basis points (“bps”), or the agent bank’s prime rate. Borrowings outstanding under the facility aggregated $62.3 million at March 31, 2010, and such borrowings bore interest at an average rate of 2.5% per annum. As of March 31, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
Secured Revolving Stabilized Property Credit Facility
     In November 2009, the Company closed an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A. as administrative agent, together with three other lead lenders and other participating banks, with present commitments from participants of $285.0 million. The facility is expandable to $400 million, subject to certain conditions, including acceptable collateral. The principal terms of the facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5%, (iv) an unused portion fee of 50 bps, and (v) a maturity date of January 31, 2012, subject to a one-year extension option.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
     Borrowings outstanding under the facility aggregated $116.3 million at March 31, 2010, such borrowings bore interest at an average rate of 5.5% per annum, and the Company had pledged 33 of its shopping center properties as collateral for such borrowings.
     The secured revolving stabilized property credit facility has been and will be used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of March 31, 2010, the Company was permitted to draw up to approximately $175.9 million, of which approximately $59.6 million remained available as of that date. As of March 31, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.
Secured Revolving Development Property Credit Facility
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been and will be used to fund in part the Company’s and certain consolidated joint ventures’ development activities. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $90.8 million at March 31, 2010, and such borrowings bore interest at a rate of 2.5% per annum. As of March 31, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.
Note 5. Preferred and Common Stock
     On October 30, 2009, the Company completed certain equity transactions with RioCan, pursuant to which the Company (1) sold to RioCan 6,666,666 shares of the Company’s common stock at $6.00 per share in a private placement for an aggregate of $40 million (RioCan agreeing that it would not sell any of such shares for a period of one year), (2) issued to RioCan warrants

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
to purchase 1,428,570 shares of the Company’s common stock at an exercise price of $7.00 per share, exercisable over a two-year period, and (3) entered into a “standstill” agreement with respect to increases in RioCan’s ownership of the Company’s common stock for a three-year period. In addition, subject to certain exceptions, the Company agreed that it would not issue any new shares of common stock unless RioCan is offered the right to purchase that additional number of shares that would maintain its pro rata percentage ownership, on a fully diluted basis.
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
     In September 2009, the Company entered into a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock aggregating up to $45 million over a two-year commitment period. Under the terms of the SEPA Agreement, the Company may sell, from time to time, shares of its common stock at a discount to market of 1.75%. The amount of these daily sales is generally limited to the lesser of 20% of the average daily trading volume or $1.0 million. In connection with these sales transactions, the Company agreed to pay an investment advisor a 0.75% placement agent fee.
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
     At December 31, 2009, there was an unsettled advance liability of $5.0 million, which was included in accounts payable and accrued liabilities on the consolidated balance sheet. Such advance was settled in January and February 2010 by the sale of 718,000 shares of the Company’s common stock at an average selling price of $6.97 per share.
Note 6. Subsequent Events
     In determining subsequent events, management reviewed all activity from April 1, 2010 through the date of filing this Quarterly Report on Form 10-Q.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
March 31, 2010
(unaudited)
     On April 15, 2010, the Company received a $5.0 million advance pursuant to the SEPA Agreement, such advance to be settled by sales of shares of the Company’s common stock over approximately twenty trading days subsequent to that date. Subsequent to April 15, 2010, the Company settled $3.5 million of such advance had been settled by the sales of 453,000 shares of the Company’s common stock at an average selling price of $7.89 per share.
     On April 26, 2010, the Company’s Board of Directors declared a dividend of $0.09 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared a dividend of $0.5546875 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on May 20, 2010 to shareholders of record on May 10, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
     The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers in mid-Atlantic and Northeast coastal states. At March 31, 2010, the Company owned and managed (both wholly-owned and in joint venture) a portfolio of 119 operating properties totaling approximately 13.1 million square feet of gross leasable area (“GLA”), including 94 wholly-owned properties comprising approximately 9.5 million square feet, 13 properties owned in joint venture (consolidated) comprising approximately 1.7 million square feet, five properties partially-owned in a managed unconsolidated joint venture comprising approximately 0.8 million square feet, three properties to be transferred to a managed unconsolidated joint venture comprising approximately 0.5 million square feet, and four ground-up developments comprising approximately 0.6 million square feet. Excluding the four ground-up development properties, the 115 property portfolio was approximately 90% leased at March 31, 2010; the 98 property “stabilized” portfolio was approximately 95% leased at that date. The Company also owned approximately 196.4 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in another unconsolidated joint venture, which it does not manage, which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At March 31, 2010, the Company owned 96.9% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
     The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on supermarket-anchored community shopping centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities”-based properties should provide relatively stable revenue flows even during difficult economic times. In April 2009, the Company’s Board of Directors suspended the dividend for the balance of the year. This decision was in response to the then-current state of the economy, the difficult retail environment, the constrained capital markets and the need to renew the Company’s secured revolving stabilized property credit facility. In December 2009, following a review of the state of the economy and the Company’s financial position, the Company’s Board of Directors determined to resume payment of a cash dividend in the amount of $0.09 per share ($0.36 per share on an annualized basis) on the Company’s common stock.

     The Company has historically sought opportunities to acquire properties suited for development and/or redevelopment, and, to a lesser extent than in the past, stabilized properties, where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. In connection with the RioCan joint venture, the Company will seek to acquire primarily stabilized supermarket-anchored properties in its primary market areas during the next two years.
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

     The value of in-place above-market and below-market leases are based on the present value (using a discount rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of acquisition. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of acquisition. The value of the above-market and below-market leases associated with the original lease terms are amortized to rental income over the terms of the respective leases. The value of below-market lease renewal options is deferred until such time as the renewal option is exercised and subsequently amortized over the corresponding renewal period. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time.
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
Results of Operations
     Differences in results of operations between 2010 and 2009 were primarily the result of the Company’s property acquisition/disposition program and continuing development/redevelopment activities. During the period January 1, 2009 through March 31, 2010, the Company acquired two shopping centers aggregating approximately 522,000 square feet of GLA for a total cost of approximately $72.5 million. In addition, the Company placed into service four ground-up developments having an aggregate cost of approximately $149.8 million. The Company sold ten drug store/convenience centers aggregating approximately 311,000 square feet of GLA for an aggregate sales price of approximately $27.7 million. In addition, in connection with the RioCan transactions, the Company has transferred or will be transferring seven properties to a joint venture with RioCan, aggregating approximately 1,167,000 square feet of GLA, and in connection with which it will have realized approximately $65 million in net proceeds. Net (loss) income was ($1.2) million and $5.7 million for three months ended March 31, 2010 and 2009, respectively.

Comparison of the three months ended March 31, 2010 to 2009

						Properties
			(Decrease)	Percent	Acquisitions	held in
	2010	2009	increase	change	and other (ii)	both periods
Total revenues	$44,930,000	$45,863,000	$(933,000)	-2%	$1,431,000	(2,364,000)
Property operating expenses	16,205,000	14,345,000	1,860,000	13%	1,492,000	368,000
Depreciation and amortization	11,380,000	12,179,000	(799,000)	-7%	147,000	(946,000)
General and administrative	2,211,000	1,439,000	772,000	54%	n/a	n/a
Impairments	1,555,000	—	1,555,000	n/a	n/a	n/a
Terminated projects and acquisition transaction costs	1,320,000	1,525,000	(205,000)	n/a	n/a	n/a
Non-operating income and expense, net (i)	13,472,000	10,829,000	2,643,000	24%	n/a	n/a
Discontinued operations:
Income from discontinued operations	126,000	180,000	(54,000)	n/a	n/a	n/a
Impairment charge	248,000	—	248,000	n/a	n/a	n/a
Gain on sale of discontinued operations	175,000	—	175,000	n/a	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), equity in income of unconsolidated joint ventures, and gain on sales of land parcels.

(ii)	Includes principally (a) the results of properties acquired after January 1, 2009, (b) properties transferred or to be transferred to the RioCan joint venture, (c) unallocated property and construction management compensation and benefits (including stock-based compensation) and (d) results of ground-up development and re-development properties recently placed into service.
     Properties held in both periods. The Company held 102 properties throughout the three months ended March 31, 2010 and 2009.
     Total revenues decreased primarily as a result of (i) a decrease in non-cash amortization of intangible lease liabilities primarily as a result of the completion of scheduled amortization at certain properties ($0.9 million) (which also resulted in a decrease in depreciation and amortization expense), (ii) a decrease in base rents ($0.5 million), (iii) a decrease in other income predominately related to insurance proceeds received during the first quarter of 2009 ($0.4 million), (iv) a decrease in tenant recovery income ($0.3 million), (v) a decrease in non-cash straight-line rents primarily as a result of early lease terminations ($0.2 million) and (vi) a decrease in percentage rent ($22,000). In connection with the worsening economic climate beginning in the latter part of 2008 and continuing into 2009, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected limited circumstances, the aggregate amount of such relief granted had a limited impact on results of operations. However, there can be no assurance that the amount of such relief will not become more significant in future periods.

     Property operating expenses increased primarily as a result of (i) an increase in snow removal costs ($0.5 million), (ii) an increase in real estate tax expense ($0.1 million), partially offset by (iii) a decrease in insurance expense ($0.2 million) and (iv) a net decrease in certain other operating expenses ($0.1 million).
     General and administrative expenses increased primarily as the result of an increase in mark-to-market adjustments relating to stock-based compensation, off-set by the proceeds from the settlement of a lawsuit ($0.8 million).
     Impairments reflect an additional impairment charge related principally to the remaining completion work at the Blue Mountain Commons property transferred to the RioCan joint venture in December 2009.
     Terminated projects and acquisition transaction costs for the three months ended March 31, 2010 include a write-off of approximately $1.3 million of costs incurred in prior years for a potential development project in Williamsport, Pennsylvania that the Company determined would not go forward. During the three months ended March 31, 2009, the Company wrote-off costs incurred related to the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of approximately $1.5 million).
     Non-operating income and expense, net, increased primarily a result of (i) higher amortization of deferred financing costs ($0.6 million) resulting from (a) extending the secured revolving stabilized property credit facility, originally in January 2009 and again in November 2009, and (b) the secured revolving development property credit facility and the property-specific construction facility, having closed in June 2008 and September 2008, respectively, being outstanding throughout all of 2009, (ii) higher loan interest expense principally related to an increase in the interest rate for the stabilized property line of credit, an increase in the outstanding balance of the development property line of credit, which is partially off-set by a reduction in the outstanding balance of the stabilized property line of credit ($1.1 million), (iii) a decrease in the development activity reducing the amount of interest expense capitalized to the development projects ($0.5 million), (iv) a decrease in the gain on sale of land parcel ($0.2 million) partially off-set by (v) an increase in equity in income of unconsolidated joint venture ($0.1 million).
     Discontinued operations for 2010 and 2009 include the results of operations, and where applicable, gain on sale ($175,000) and impairment charge ($248,000), for ten of the Company’s drug store/convenience centers which it has sold, located in Ohio and New York, aggregating 311,000 square feet of GLA, as more fully discussed elsewhere in this report.
Liquidity and Capital Resources
     The Company funds operating expenses and other liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common dividend distributions, if made, and distributions to minority interest partners, primarily from operations. The Company has also used its secured revolving stabilized property credit facility for these purposes. The Company expects to fund liquidity needs for property acquisitions, joint venture requirements, development and/or redevelopment costs, capital improvements, and maturing debt initially with its credit facilities and construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and the sale of properties or interests therein (including joint venture arrangements).
     Throughout most of 2009 and continuing into 2010, there has been a fundamental contraction of the U.S. credit and capital markets, whereby banks and other credit providers have tightened their lending standards and severely restricted the availability of credit. Accordingly, for this and other reasons, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, net proceeds from the contribution of properties to joint ventures, the ability to sell or otherwise dispose properties on favorable terms, or proceeds from the refinancing of existing debt.
     In April 2009, the Company’s Board of Directors determined to suspend payment of cash dividends with respect to its common stock and OP Units for the balance of 2009. This decision was in response to the state of the economy, the difficult retail environment, the constrained capital markets and the need to renew the Company’s secured revolving stabilized property credit facility. In December 2009, following a review of the state of the economy and the Company’s financial position, the Company’s Board of Directors determined to resume payment of a cash dividend in the amount $0.09 per share ($0.36 per share on an annualized basis) on the Company’s common stock.
     In November 2009, the Company closed an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A. as agent, together with three other lead lenders and other participating banks, with present commitments from participants of $285.0 million. The facility is expandable to $400 million, subject to certain conditions, including acceptable collateral. The principal terms of the facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5%, (iv) an unused portion fee of 50 bps, and (v) a maturity date of January 31, 2012, subject to a one-year extension option.
     Borrowings outstanding under the facility aggregated $116.3 million at March 31, 2010, such borrowings bore interest at an average rate of 5.5% per annum, and the Company had pledged 33 of its shopping center properties as collateral for such borrowings.
     The secured revolving stabilized property credit facility has been and will be used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of March 31, 2010, the Company was permitted to draw up to approximately $175.9 million, of which approximately $59.6 million remained available as of that date. As of March 31, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.

     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been and will be used to fund in part the Company’s and certain joint ventures’ development activities. In order to draw funds under this facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $90.8 million at March 31, 2010, and such borrowings bore interest at a rate of 2.5% per annum. As of March 31, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.
     The Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings made thereunder. The facility is guaranteed by the Company and will expire in September 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. Borrowings outstanding under the facility aggregated $62.3 million at March 31, 2010, and such borrowings bore interest at an average rate of 2.5% per annum. As of March 31, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
     Mortgage loans payable at March 31, 2010 consisted of fixed-rate notes totaling $605.6 million, with a weighted average interest rate of 5.8%, and variable-rate debt totaling $83.3 million, with a weighted average interest rate of 3.3%. Total mortgage loans payable and secured revolving credit facilities have an overall weighted average interest rate of 5.2% and mature at various dates through 2029. For the remainder of 2010, the Company has approximately $6.4 million of scheduled debt principal amortization payments and $3.3 million of balloon payments.
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.
     As part of the October 2009 RioCan transactions, the Company and RioCan entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties then owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas during the next two years, in the same joint venture format. Two properties (Blue Mountain Commons located in Harrisburg, Pennsylvania and Sunset Crossing located in Dickson City, Pennsylvania) were transferred to the joint venture in December 2009, two properties (Columbus Crossing Shopping Center located in Philadelphia, Pennsylvania and Franklin Village Plaza located in Franklin, Massachusetts) were transferred to the joint venture in February 2010, respectively, resulting in net proceeds to the Company of approximately $12.7 million, two properties (Shaw’s Plaza located in Raynham, Massachusetts and Stop & Shop Plaza located in Bridgeport, Connecticut) were transferred to the joint venture on April 27, 2010, resulting in net proceeds to the Company of approximately $6.7 million, and the last property (Loyal Plaza Shopping Center located in Williamsport, Pennsylvania) is expected to be transferred to the joint venture during the second quarter of 2010, and is expected to result in net proceeds to the Company of approximately $11.5 million. In addition on April 27, 2010, RioCan exercised its warrant to purchase 1,428,570 shares of the Company’s common stock, and the Company received proceeds of $10.0 million. All such net proceeds have been or will be used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities.
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
     In September 2009, the Company entered into a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock aggregating up to $30 million over a two-year commitment period; the commitment was expanded to $45 million. Through December 31, 2009, 422,000 shares had been sold pursuant to the SEPA Agreement, at an average price of $5.93 per share, and the Company realized net proceeds, after allocation of other issuance expenses, of approximately $2.3 million. In January and February 2010, an additional 718,000 shares of the Company’s common stock had been sold pursuant to the SEPA Agreement at an average selling price of $6.97 per share, and the Company realized net proceeds of approximately $5.0 million.
     The Company expects to have sufficient liquidity to effectively manage its business. Such liquidity sources include, among other things (i) cash on hand, (ii) operating cash flows, (iii) availability under its secured revolving credit facilities, (iv) property-specific financings, (v) sales of properties and (vi) proceeds from contributions of properties to joint ventures, and/or issuances of shares of common or preferred stock.

Net Cash Flows
Operating Activities
     Net cash flows provided by operating activities amounted to $3.7 million and $9.1 million during the three months ended March 31, 2010 and 2009, respectively. The comparative changes in operating cash flows during the three months ended March 31, 2010 and 2009, respectively, were primarily the result of the Company’s development and redevelopment activities, joint venture transactions, and property acquisitions and/or dispositions. In addition, net cash flows for the 2010 period reflect (i) a significant increase in the cost of borrowing under the Company’s amended and restated secured revolving stabilized property line of credit, (ii) the timing of payments of accounts payable and accrued expenses, and (iii) a comparatively larger seasonal build-up of accrued receivables.
Investing Activities
     Net cash flows provided by investing activities were $2.1 million for the three months ended March 31, 2010; net cash flows used in investing activities were $36.4 million for the three months ended March 31, 2009, and were primarily the result of the Company’s acquisition/disposition activities. During the three months ended March 31, 2010, the Company realized proceeds from (i) the transfers of two properties to the RioCan joint venture ($11.4 million net of a settlement receivable of $1.3 million) and (ii) the sales of properties treated as discontinued operations ($2.0 million), offset by (iii) investments in the unconsolidated joint venture ($4.3 million), and (iv) expenditures for property improvements ($8.0 million). During the three months ended March 31, 2009, the Company acquired two shopping centers and incurred expenditures for property improvements, an aggregate of $36.0 million.
Financing Activities
     Net cash flows used in financing activities were $7.2 million for the three months ended March 31, 2010; net cash flows provided by financing activities were $33.4 million for the three months ended March 31, 2009. During 2010, the Company had net repayments to its revolving credit facilities of $50.6 million, repayment of mortgage obligations of $10.9 million (including $7.8 million of mortgage balloon payments), preferred and common stock distributions of $6.7 million, termination payments relating to interest rate swaps of $5.5 million, the payment of debt financing costs of $0.2 million, and distributions paid to noncontrolling interests (limited partners) of $0.2 million, offset by the proceeds from sales of common stock of $60.2 million and the proceeds of mortgage financings of $6.7 million. During the three months ended March 31, 2009, the Company received net advance proceeds of $32.4 million from its revolving credit facilities, $11.9 million in contributions from noncontrolling interests (minority interest partners), and $8.0 million in proceeds from its property-specific construction facility, offset by repayment of mortgage obligations of $11.5 million, preferred and common stock dividend distributions of $7.0 million, distributions to noncontrolling interests (limited partners) of $0.2 million, and the payment of financing costs of $0.1 million.

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
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three months ended March 31, 2010 and 2009:

	2010	2009
Net (loss) income attributable to common shareholders	$(3,490,000)	$3,948,000
Add (deduct):
Real estate depreciation and amortization	11,328,000	12,444,000
Noncontrolling interests:
Limited partners’ interest	(114,000)	178,000
Minority interests in consolidated joint ventures	475,000	(354,000)
Minority interests’ share of FFO applicable to consolidated joint ventures	(1,691,000)	(832,000)
Equity in income of unconsolidated joint ventures	(356,000)	(259,000)
FFO from unconsolidated joint ventures	586,000	359,000
Gain on sale of discontinued operations	(175,000)	—

Funds From Operations	$6,563,000	$15,484,000

FFO per common share (assuming conversion of OP Units)
Basic and diluted	$0.11	$0.33
Weighted average number of common shares (basic):
Shares used in determination of basic earnings per share	58,728,000	44,880,000
Additional shares assuming conversion of OP Units	1,986,000	2,017,000

Shares used in determination of basic FFO per share	60,714,000	46,897,000

Weighted average number of common shares (dilutive):
Shares used in determination of diluted earnings per share	58,752,000	44,880,000
Additional shares assuming conversion of OP Units	1,986,000	2,017,000

Shares used in determination of diluted FFO per share	60,738,000	46,897,000

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
     The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures, development/redevelopment activities, and expand its real estate investment portfolio, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. At March 31, 2010, the Company had approximately $20.4 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.4% to 6.5% per annum. At that date, the Company had accrued liabilities of $1.6 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to these mortgage loans payable.
     At March 31, 2010, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $605.6 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $290.4 million of variable-rate debt (including $207.1 million in advances under the Company’s revolving credit facilities) was 3.9%. The secured revolving stabilized property credit facility matures in January 2012, subject to a one-year extension option. The secured revolving development property credit facility matures in June 2011, subject to a one-year extension option. With respect to $174.1 million of variable-rate debt outstanding at March 31, 2010, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $1.7 million per annum. With respect to the remaining $116.3 of variable-rate debt outstanding at March 31, 2010, represented by the Company’s secured revolving stabilized property credit facility, interest is based on LIBOR with a 200 bps LIBOR floor. Accordingly, if interest rates either increase or decrease by 1%, the Company’s interest cost applicable on this line would increase by approximately $1.2 million per annum only if LIBOR was in excess of 2.0% per annum.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of March 31, 2010, and have determined that such disclosure controls and procedures are effective.

     During the three months ended March 31, 2010, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

May 10, 2010