Form 10-Q
period 2010-06-30
CEDAR SHOPPING CENTERS INC
filed 2010-08-05
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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
Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 30, 2010, there were 65,728,293 shares of Common Stock, $0.06 par value, outstanding.

CEDAR SHOPPING CENTERS, INC.

Forward-Looking Statements
     Certain statements contained in this Form 10-Q constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements include, without limitation, statements containing the words “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import which express the Company’s beliefs, expectations or intentions regarding future performance or future events or trends. While forward-looking statements reflect good faith beliefs, expectations or intentions, they are not guarantees of future performance and involve known and unknown risks, uncertainties and other factors, which may cause actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements as a result of factors outside of the Company’s control. Certain factors that might cause such differences include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants (including an inability to pay rent, filing for bankruptcy protection, closing stores and/or vacating the premises); the continuing availability of acquisition, development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital (including the availability of construction financing) in the public and private markets; the availability of suitable joint venture partners and potential purchasers of the Company’s properties if offered for sale; the ability of the Company’s joint venture partners to fund their respective shares of property acquisitions, tenant improvements and capital expenditures; changes in interest rates; the fact that returns from acquisition, development and redevelopment activities may not be at expected levels or at expected times; risks inherent in ongoing development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of development and redevelopment efforts, changes in governmental regulations relating thereto, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration or termination of current leases and incur applicable required replacement costs; and the financial flexibility of ourselves and our joint venture partners to repay or refinance debt obligations when due and to fund tenant improvements and capital expenditures.

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
Assets
Real estate:
Land	$349,710,000	$356,366,000
Buildings and improvements	1,336,366,000	1,316,315,000

	1,686,076,000	1,672,681,000
Less accumulated depreciation	(184,939,000)	(163,879,000)

Real estate, net	1,501,137,000	1,508,802,000

Real estate to be transferred to a joint venture	—	139,743,000
Real estate held for sale — discontinued operations	8,325,000	21,380,000
Investment in unconsolidated joint ventures	27,066,000	14,113,000

Cash and cash equivalents	13,794,000	17,164,000
Restricted cash	12,828,000	14,075,000
Receivables:
Rents and other tenant receivables, net	8,814,000	7,423,000
Straight-line rents	15,807,000	14,545,000
Joint venture settlements	6,146,000	2,322,000
Other assets	7,271,000	9,315,000
Deferred charges, net	34,564,000	36,236,000

Total assets	$1,635,752,000	$1,785,118,000

Liabilities and equity
Mortgage loans payable	$688,265,000	$688,289,000
Mortgage loans payable — real estate to be transferred to a joint venture	—	94,018,000
Mortgage loans payable — real estate held for sale — discontinued operations	4,647,000	12,455,000
Secured revolving credit facilities	167,841,000	257,685,000
Accounts payable and accrued liabilities	29,429,000	46,902,000
Unamortized intangible lease liabilities	51,605,000	53,733,000
Liabilities — real estate held for sale and, at December 31, 2009, real estate to be transferred to a joint venture	1,275,000	5,634,000

Total liabilities	943,062,000	1,158,716,000

Limited partners’ interest in Operating Partnership	10,888,000	12,638,000

Commitments and contingencies	—	—

Equity:
Cedar Shopping Centers, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 65,104,000 and 52,139,000 shares, respectively, issued and outstanding)	3,906,000	3,128,000
Treasury stock (1,127,000 and 981,000 shares, respectively, at cost)	(10,521,000)	(9,688,000)
Additional paid-in capital	705,314,000	621,299,000
Cumulative distributions in excess of net income	(175,628,000)	(162,041,000)
Accumulated other comprehensive loss	(4,082,000)	(2,992,000)

Total Cedar Shopping Centers, Inc. shareholders’ equity	607,739,000	538,456,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	66,957,000	67,229,000
Limited partners’ interest in Operating Partnership	7,106,000	8,079,000

Total noncontrolling interests	74,063,000	75,308,000

Total equity	681,802,000	613,764,000

Total liabilities and equity	$1,635,752,000	$1,785,118,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Rents	$33,089,000	$35,538,000	$67,497,000	$70,579,000
Expense recoveries	7,312,000	7,972,000	17,322,000	18,133,000
Other	302,000	40,000	428,000	298,000

Total revenues	40,703,000	43,550,000	85,247,000	89,010,000

Expenses:
Operating, maintenance and management	7,671,000	7,583,000	18,245,000	16,644,000
Real estate and other property-related taxes	5,353,000	5,233,000	10,756,000	10,362,000
General and administrative	2,106,000	2,853,000	4,317,000	4,292,000
Impairments	562,000	—	2,117,000	—
Terminated projects and acquisition transaction costs, net	2,000	2,423,000	1,322,000	3,948,000
Depreciation and amortization	12,326,000	12,356,000	23,631,000	24,447,000

Total expenses	28,020,000	30,448,000	60,388,000	59,693,000

Operating income	12,683,000	13,102,000	24,859,000	29,317,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(12,784,000)	(11,795,000)	(26,557,000)	(23,066,000)
Interest income	5,000	4,000	19,000	18,000
Equity in income of unconsolidated joint ventures	479,000	283,000	835,000	542,000
Gain on sale of land parcel	—	(3,000)	—	236,000

Total non-operating income and expense	(12,300,000)	(11,511,000)	(25,703,000)	(22,270,000)

Income (loss) before discontinued operations	383,000	1,591,000	(844,000)	7,047,000

(Loss) income from discontinued operations	(2,925,000)	43,000	(3,033,000)	311,000
Gain on sale of discontinued operations	(5,000)	277,000	170,000	277,000

Total discontinued operations	(2,930,000)	320,000	(2,863,000)	588,000

Net (loss) income	(2,547,000)	1,911,000	(3,707,000)	7,635,000

Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	87,000	(309,000)	(388,000)	45,000
Limited partners’ interest in Operating Partnership	178,000	15,000	292,000	(160,000)

Total net loss (income) attributable to noncontrolling interests	265,000	(294,000)	(96,000)	(115,000)

Net (loss) income attributable to Cedar Shopping Centers, Inc.	(2,282,000)	1,617,000	(3,803,000)	7,520,000

Preferred distribution requirements	(1,969,000)	(1,984,000)	(3,938,000)	(3,938,000)

Net (loss) income attributable to common shareholders	$(4,251,000)	$(367,000)	$(7,741,000)	$3,582,000

Per common share attributable to common sharehoders (basic and diluted):
Continuing operations	$(0.02)	$(0.01)	$(0.08)	$0.07
Discontinued operations	(0.05)	—	(0.05)	0.01

	$(0.07)	$(0.01)	$(0.13)	$0.08

Amounts attributable to Cedar Shopping Centers, Inc. common shareholders, net of limited partners’ interest:
(Loss) income from continuing operations	$(1,406,000)	$(646,000)	$(4,967,000)	$3,019,000
(Loss) income from discontinued operations	(2,840,000)	14,000	(2,939,000)	298,000
Gain on sale of discontinued operations	(5,000)	265,000	165,000	265,000

Net (loss) income	$(4,251,000)	$(367,000)	$(7,741,000)	$3,582,000

Dividends declared per common share	$0.0900	$—	$0.0900	$0.1125

Weighted average number of common shares outstanding	64,434,000	45,062,000	61,581,000	44,971,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Equity
Six months ended June 30, 2010
(unaudited)

	Cedar Shopping Centers, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	loss	Total
Balance, December 31, 2009	3,550,000	$88,750,000	52,139,000	$3,128,000	$(9,688,000)	$621,299,000	$(162,041,000)	$(2,992,000)	$538,456,000

Net (loss) income							(3,803,000)		(3,803,000)
Unrealized loss on change in fair value of cash flow hedges								(1,090,000)	(1,090,000)

Total other comprehensive loss									(4,893,000)

Deferred compensation activity, net			494,000	30,000	(833,000)	2,083,000			1,280,000
Net proceeds from sales of common stock			11,026,000	661,000		70,251,000			70,912,000
Exercise of warrant			1,429,000	86,000		9,914,000			10,000,000
Conversion of OP units into common stock			16,000	1,000		162,000			163,000
Preferred distribution requirements							(3,938,000)		(3,938,000)
Distributions to common shareholders/ noncontrolling interests							(5,846,000)		(5,846,000)
Reallocation adjustment of limited partners’ interest						1,605,000			1,605,000

Balance, June 30, 2010	3,550,000	$88,750,000	65,104,000	$3,906,000	$(10,521,000)	$705,314,000	$(175,628,000)	$(4,082,000)	$607,739,000

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity
Balance, December 31, 2009	$67,229,000	$8,079,000	$75,308,000	$613,764,000

Net (loss) income	388,000	(115,000)	273,000	(3,530,000)
Unrealized loss on change in fair value of cash flow hedges		(3,000)	(3,000)	(1,093,000)

Total other comprehensive loss	388,000	(118,000)	270,000	(4,623,000)

Deferred compensation activity, net			—	1,280,000
Net proceeds from sales of common stock			—	70,912,000
Exercise of warrant			—	10,000,000
Conversion of OP units into common stock		(163,000)	(163,000)	—
Preferred distribution requirements			—	(3,938,000)
Distributions to common shareholders/ noncontrolling interests	(660,000)	(69,000)	(729,000)	(6,575,000)
Reallocation adjustment of limited partners’ interest		(623,000)	(623,000)	982,000

Balance, June 30, 2010	$66,957,000	$7,106,000	$74,063,000	$681,802,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2010	2009
Cash flow from operating activities:
Net (loss) income	$(3,707,000)	$7,635,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash provisions:
Equity in income of unconsolidated joint ventures	(835,000)	(542,000)
Distributions from unconsolidated joint ventures	548,000	516,000
Impairments	2,117,000	—
Terminated projects	1,273,000	2,675,000
Impairment — discontinued operations	3,238,000	170,000
Gain on sales of real estate	(170,000)	(513,000)
Straight-line rents	(1,424,000)	(1,176,000)
Provision for doubtful accounts	1,518,000	1,538,000
Depreciation and amortization	23,753,000	25,159,000
Amortization of intangible lease liabilities	(5,427,000)	(6,670,000)
Amortization/market price adjustments relating to stock-based compensation	1,236,000	346,000
Amortization of deferred financing costs	2,493,000	1,464,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(2,875,000)	(2,896,000)
Joint venture settlements	(2,426,000)	—
Prepaid expenses and other	1,340,000	1,509,000
Accounts payable and accrued expenses	(3,894,000)	(3,946,000)

Net cash provided by operating activities	16,758,000	25,269,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(15,512,000)	(63,593,000)
Net proceeds from sales of real estate	2,056,000	1,480,000
Net proceeds from transfers to unconsolidated joint venture, less cash at dates of transfer	31,513,000	—
Investment in unconsolidated joint ventures	(4,302,000)	(350,000)
Distribution of capital from unconsolidated joint venture	1,559,000	—
Construction escrows and other	1,156,000	(984,000)

Net cash provided by (used in) investing activities	16,470,000	(63,447,000)

Cash flow from financing activities:
Net (repayments)/advances (to)/from revolving credit facilities	(89,844,000)	16,435,000
Proceeds from mortgage financings	16,242,000	44,231,000
Mortgage repayments	(16,457,000)	(13,519,000)
Payments of debt financing costs	(998,000)	(2,429,000)
Termination payments related to interest rate swaps	(5,476,000)	—
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	—	12,212,000
Distributions to consolidated joint venture minority interest	(660,000)	(2,061,000)
Redemption of Operating Partnership Units	(485,000)	—
Distributions to limited partners	(353,000)	(227,000)
Net proceeds from the sales of common stock	65,913,000	—
Exercise of warrant	10,000,000	—
Preferred stock distributions	(3,938,000)	(3,938,000)
Distributions to common shareholders	(10,542,000)	(5,046,000)

Net cash (used in) provided by financing activities	(36,598,000)	45,658,000

Net (decrease) increase in cash and cash equivalents	(3,370,000)	7,480,000
Cash and cash equivalents at beginning of period	17,164,000	8,231,000

Cash and cash equivalents at end of period	$13,794,000	$15,711,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominately in coastal mid-Atlantic and New England states. At June 30, 2010, the Company owned and managed 118 operating properties (eight properties in an unconsolidated joint venture).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2010 the Company owned a 97.1% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (2.9% at June 30, 2010) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 1.9 million OP Units outstanding at June 30, 2010 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
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
     The Company’s three 60%-owned joint ventures for development projects in Limerick, Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be VIEs and the Company is the primary beneficiary in each case. At June 30, 2010, these VIEs owned real estate with a carrying value of $135.9 million. The assets of the consolidated VIEs can be used to settle obligations other than those of the consolidated VIE. At that date, one of the VIEs had a property-specific mortgage loan payable aggregating $62.5 million, and the real estate owned by the other two VIEs partially collateralized the secured revolving development property credit facility to the extent of $28.1 million. Such obligations are guaranteed by, and are recourse to, the Company.
     With respect to its unconsolidated joint ventures, the Company has a 20% interest in a joint venture with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian real estate investment trust (“RioCan”) formed initially for the acquisition of seven shopping center properties owned by the Company; all seven properties had been transferred to the joint venture by June 30, 2010. The accounting treatment presentation on the accompanying consolidated balance sheet is to reflect the Company’s applicable carrying values as “real estate to be transferred to a joint venture” retroactively for all periods presented, whereas the accounting treatment presentation on the accompanying consolidated statement of operations is to reflect the results of the properties’ operations through the respective dates of transfer in current operations and, prospectively following their transfer to the joint venture, as “equity in income of unconsolidated joint ventures”. In addition, the Company has a 76.3% limited partner interest in a joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania, the Company has no control over the entity and has minimal protective rights. In the case of the Cedar/RioCan joint venture, although the Company provides management and other services, RioCan has significant management participation rights. The Company has determined that these joint ventures are not VIEs. The Company accounts for its investment in these joint ventures under the equity method.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
     At June 30, 2010, the Company had deposits of $0.8 million on four land parcels to be purchased for future development. Although each of the entities holding the deposits is considered a VIE, the Company has not consolidated any of them as the Company is not the primary beneficiary in each case.
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
     During the first quarter of 2010, the Company determined that at the time it acquired certain properties during 2003 through 2009, it had underprovided for certain identifiable intangible lease liabilities relating to fixed-price renewal options that were at below-market rates. At the time such properties were acquired, the Company determined the fair value of such renewal options to be immaterial, based upon the Company’s assessment of a very low probability that any of such renewal options would be exercised. Accordingly, the Company assigned a zero value to such renewal options. The Company reconsidered these determinations during the first quarter of 2010, and concluded that option renewal periods should have been valued with respect to certain of the leases. Using the updated assumptions, the Company determined that the December 31, 2009 carrying amounts of unamortized intangible lease liabilities and real estate, net, were understated by $8,429,000 and $7,688,000, respectively (the latter amount net of a $741,000 cumulative depreciation adjustment through December 31, 2009). In addition, total equity and limited partners’ interest in the Operating Partnership were overstated by $723,000 and $18,000, respectively, as of December 31, 2009, reflecting the aforementioned cumulative depreciation adjustment.
     Pursuant to the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined these adjustments to be immaterial to any full year’s consolidated financial statements. However, the Company did determine that recording the adjustments entirely in the three months ended March 31, 2010 would have been material to the consolidated statement of operations for that period. Accordingly, as provided by SAB 108, the Company retroactively revised its consolidated financial statements for all prior periods, including the December 31,

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
2009 consolidated balance sheet and the consolidated statement of operations for the three and six months ended June 30, 2009 included in this report. Financial statements for prior fiscal years, and well as for other interim periods within the year ended December 31, 2009, will be revised as they are filed.
     The following tables summarize the impact of the adjustments on the Company’s consolidated balance sheet as of December 31, 2009 and consolidated statement of operations for the three and six months ended June 30, 2009 and for the year ended December 31, 2009:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

	December 31, 2009
	As reported	Adjustment	As revised
Real estate (a)	$1,675,322,000	$8,429,000	$1,683,751,000
Less accumulated depreciation (a)	(164,615,000)	(741,000)	(165,356,000)

Real estate, net	$1,510,707,000	$7,688,000	$1,518,395,000

Unamortized intangible lease liabilities (a)	$46,643,000	$8,429,000	$55,072,000

Limited partners’ interest in Operating Partnership	$12,656,000	$(18,000)	$12,638,000

Total equity	$614,487,000	$(723,000)	$613,764,000

	Three months ended June 30, 2009
	As reported	Adjustment		As revised
Depreciation and amortization expense (a)	$12,650,000	$53,000		$12,703,000

Net (loss) attributable to common shareholders	$(316,000)	$(51,000)	(b)	$(367,000)

Per common share (basic and diluted)	$(0.01)	$—		$(0.01)

	Six months ended June 30, 2009
	As reported	Adjustment		As revised
Depreciation and amortization expense (a)	$25,035,000	$106,000		$25,141,000

Net income attributable to common shareholders	$3,683,000	$(101,000)	(b)	$3,582,000

Per common share (basic and diluted)	$0.08	$—		$0.08

	Year ended December 31, 2009
	As reported	Adjustment		As revised
Depreciation and amortization expense (a)	$54,257,000	$212,000		$54,469,000

Net loss attributable to common shareholders	$(24,543,000)	$(204,000)	(b)	$(24,747,000)

Per common share (basic and diluted)	$(0.53)	$(0.01)		$(0.54)

(a)	Does not include revisions for other retroactive adjustments such as the sales of properties, where the applicable net assets and resuts of operations have been treated as “held for sale” and “income (loss) from discontinued operations”, respectively.

(b)	Net of noncontrolling interests (limited partners’ interest).
Real Estate Investments and Discontinued Operations
     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years. Depreciation expense amounted to $11.5 million and $11.4 million for the three months ended June 30, 2010 and 2009, respectively, and $22.0 million and $22.5 million for the six months ended June 30, 2010 and 2009, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.
     Upon the sale (or treatment as “held for sale”) or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or impairment loss, if any, is reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to reflect the sold properties’ operations as discontinued.
     Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $0.7 million and $1.7 million for the three months ended June 30, 2010 and 2009, respectively, and $1.6 million and $3.2 million for the six months ended June 30, 2010 and 2009, respectively. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under development. The Company considers a construction project to be substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity.
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
     During the three months ended March 31, 2010 and the six months ended June 30, 2010, the Company wrote off approximately $1.3 million of costs incurred in prior years for a potential development project in Williamsport, Pennsylvania that the Company determined would not go forward. During the three months ended March 31, 2009 and the six months ended June 30,

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
2009, the Company wrote off costs incurred related to the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of approximately $1.5 million).
     In connection with the Cedar/RioCan joint venture transactions, the Company recorded additional impairment charges related principally to the remaining completion work at the Blue Mountain Commons property transferred to the joint venture in December 2009 ($0.6 million and $2.1 million for the three and six months ended June 30, 2010, respectively). The accounting treatment presentation on the accompanying consolidated statements of operations is to reflect the results of the properties’ operations through the respective dates of transfer in current operations and, prospectively, following their transfer to the joint venture, as “equity in income of unconsolidated joint ventures”. Accordingly, the accompanying statement of operations includes revenues prior to the properties being transferred to the Cedar/RioCan joint venture in the amounts of $0.7 million and $4.4 million, respectively, for three months ended June 30, 2010 and 2009, and $3.3 million and $9.2 million, respectively, for the six months ended June 30, 2010 and 2009.
     As of June 30, 2010, the Company has treated as “held for sale” its 105,000 square foot Long Reach Village shopping center, located in Columbia, Maryland, with a projected sales price of approximately $5.5 million. In connection with the decision to sell the property, the Company has recorded an impairment charge of approximately $3.0 million during the three months ended June 30, 2010. On February 25, 2010, the Company sold its 7,000 square foot Family Dollar convenience center, located in Zanesville, Ohio, for a sales price of $575,000; the Company realized a net gain on the transaction of approximately $170,000. The properties’ results of operations have been classified as “discontinued operations” for all periods presented. During the year ended December 31, 2009, the Company sold, or treated as “held for sale”, nine of its drug store/convenience centers, located in Ohio and New York. Of these, three centers were sold during the three months ended March 31, 2010 for an aggregate sales price of approximately $10.1 million. In connection with these transactions, the Company recorded an additional impairment charge of approximately $248,000 during the three months ended March 31, 2010.
     The following is a summary of the components of (loss) income from discontinued operations for the three and six months ended June 30, 2010 and 2009, respectively:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
Rents	$263,000	$989,000	$790,000	$2,017,000
Expense recoveries	78,000	296,000	214,000	702,000

Total revenues	341,000	1,285,000	1,004,000	2,719,000

Expenses:
Operating, maintenance and management	130,000	193,000	388,000	432,000
Real estate and other property-related taxes	27,000	199,000	96,000	441,000
Depreciation and amortization	51,000	358,000	126,000	722,000
Interest expense	68,000	322,000	189,000	643,000

	276,000	1,072,000	799,000	2,238,000

Income from discontinued operations before impairment charges	65,000	213,000	205,000	481,000
Impairment charges	2,990,000	170,000	3,238,000	170,000

(Loss) income from discontinued operations	$(2,925,000)	$43,000	$(3,033,000)	$311,000

Gain on sale of discontinued operations	$(5,000)	$277,000	$170,000	$277,000

Conditional asset retirement obligation
     A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company. The Company would record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities (the principal conditional asset retirement obligation), and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three and six months ended June 30, 2010 and 2009, respectively.
Fair Value Measurements
     The Company follows the updated accounting guidance relating to fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
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
     The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value. Financial liabilities measured at fair value in the consolidated financial statements consist of interest rate swaps. The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of June 30, 2010, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate to be transferred to a joint venture and real estate held for sale — discontinued operations.
     The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable and accrued expenses approximate fair value. The valuation of the liability for the Company’s interest rate swaps ($1.8 million at June 30, 2010 and $5.9 million at December 31, 2009), which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. The valuations of the assets for the Company’s real estate to be transferred to a joint venture and real estate held for sale — discontinued operations ($0 and $8.3 million, respectively, at June 30, 2010, and $139.7 million and $21.4 million, respectively, at December

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
31, 2009), which is measured on a nonrecurring basis, have been determined to be a Level 2 within the valuation hierarchy, and were based on the respective contracts of transfer and/or sale.
     The fair value of the Company’s fixed rate mortgage loans was estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of June 30, 2010 and December 31, 2009, the aggregate fair values of the Company’s fixed rate mortgage loans were approximately $587.6 million and $579.2 million, respectively; the carrying values of such loans were $604.7 million and $606.1 million, respectively, at those dates.
Intangible Lease Asset/Liability
     The Company allocates the fair value of real estate acquired to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities.
     The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the relative fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, such as real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs. These are level 3 inputs within the fair value hierarchy.
     The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above-market leases are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of below-market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of the leases associated with below-market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time.
     With respect to the Company’s acquisitions, the fair values of in-place leases and other intangibles are allocated to the intangible asset and liability accounts. Such allocations are preliminary and are based on information and estimates available as of the respective dates of acquisition. As final information becomes available and is refined, appropriate adjustments are made to the purchase price allocations, which are finalized within twelve months of the respective dates of acquisition.
     Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $51.6 million and $53.7 (as revised) million at June 30, 2010 and December 31, 2009, respectively.
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $2.7 million and $3.2 million for the three months ended June 30, 2010 and 2009, respectively, and $5.0 million and $6.5 million for the six months ended June 30, 2010 and 2009, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $2.8 million and $3.6 million for the three months ended June 30, 2010 and 2009, respectively, and $5.7 and $7.2 for the six months ended June 30, 2010 and 2009, respectively.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days from the date of purchase, and include cash at consolidated joint ventures of $7.3 million and $7.4 million at June 30, 2010 and December 31, 2009, respectively.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.
Rents and Other Receivables
     Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-line method over the respective non-cancelable terms of the leases. The aggregate excess of

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
rental revenue recognized on a straight-line basis over the contractual base rents is included in straight-line rents on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred generally attributable to their respective allocable portions of the total GLA; under certain leases, such reimbursements are “capped”, i.e., limited to a specified dollar or percentage amount. Such income is recognized in the periods earned. In addition, a limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until such specified sales targets are met.
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $4.6 million and $5.3 million at June 30, 2010 and December 31, 2009, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $0.9 million and $1.0 million for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million and $1.6 million for the six month periods ended June 30, 2010 and 2009, respectively.
Concentration of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents in excess of insured amounts and tenant receivables. The Company places its cash and cash equivalents with high-quality financial institutions. Management performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits and/or suitable guarantees.
Other Assets
     Other assets at June 30, 2010 and December 31, 2009 are comprised of the following:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

	June 30,	December 31,
	2010	2009
Prepaid expenses	$2,389,000	$5,279,000
Cumulative mark-to-market adjustments related to stock-based compensation	2,288,000	2,100,000
Property deposits	2,127,000	1,430,000
Other	467,000	506,000

	$7,271,000	$9,315,000

Deferred Charges, Net
     Deferred charges at June 30, 2010 and December 31, 2009 are net of accumulated amortization and are comprised of the following:

	June 30,	December 31,
	2010	2009
Lease origination costs (i)	$17,660,000	$17,696,000
Financing costs (ii)	15,339,000	16,833,000
Other	1,565,000	1,707,000

	$34,564,000	$36,236,000

(i)	Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $9,290,000 and $9,992,000, respectively.

(ii)	Financing costs are incurred in connection with the Company’s credit facilities and other long-term debt.
     Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $2.1 million and $1.8 million for the three months ended June 30, 2010 and 2009, respectively, and $4.0 million and $3.3 million for the six months ended June 30, 2010 and 2009, respectively.
Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of June 30, 2010, the Company was in compliance with all REIT requirements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
     The Company follows a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited. The Company has not identified any uncertain tax positions which would require an accrual.
Derivative Financial Instruments
     The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. On January 20, 2010, the Company paid approximately $5.5 million to terminate interest rate swaps applicable to the financing for its development joint venture property in Stroudsburg, Pennsylvania.
     As of June 30, 2010, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of June 30, 2010, if a counterparty were to default, the Company would receive a net interest benefit. At June 30, 2010, the Company had approximately $20.3 million of mortgage loans payable subject to interest rate swaps. Such interest rate swaps converted LIBOR-based variable rates to fixed annual rates of 5.4% and 6.5% per annum. As of June 30, 2010, the Company had accrued liabilities of $1.8 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to mortgage loans payable. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
     The following is a summary of the derivative financial instruments held by the Company at June 30, 2010 and December 31, 2009:

			Notional values				Balance	Fair value
Designation/			June 30,		December 31,	Expiration	sheet	June 30,	December 31,
Cash flow	Derivative	Count	2010	Count	2009	dates	location	2010	2009
Non-qualifying	Interest	—	$—	1	$23,891,000	2011	Accounts payable and	$—	$1,297,000

Qualifying	rate swaps	2	$20,287,000	8	$56,925,000	2010 - 2020	accrued expenses	$1,789,000	$4,655,000

     The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2010 and 2009:

		Amount of gain (loss) recognized in other		Amount of gain (loss) recognized in other
		comprehensive (loss) income (effective portion)		comprehensive (loss) income (effective portion)
Designation/		Three months ended June 30,		Six months ended June 30,
Cash flow	Derivative	2010	2009	2010	2009
Qualifying	Interest rate swaps	$(93,000)	$2,981,000	$(1,090,000)	$3,900,000

		Amount of gain (loss) recognized in interest expense		Amount of gain (loss) recognized in interest expense
		(ineffectve portion)		(ineffectve portion)
Qualifying	Interest rate swaps	$—	$91,000	$—	$115,000
Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net (loss) income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period (including restricted shares and shares held by Rabbi Trusts). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The calculation of the number of such additional shares was 52,000 and 39,000, respectively, for the three and six months ended June 30, 2010 related to the warrants issued to RioCan; however such amounts were antidilutive as the Company reported a net loss in both periods. The calculation of the number of such additional shares related to other warrants and stock options outstanding was anti-dilutive for the three and six months ended June 30, 2009. Fully-dilutive EPS was the same

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
as basic EPS for all periods.
Stock-Based Compensation
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) establishes the procedures for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 2,750,000, and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (i) upon the third anniversary of the date of grant for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants. For the shares granted in connection with the Company’s performance-based target bonus compensation arrangements for 2009 (granted in March 2010), such shares will vest one year from the date of grant. Time—based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria.
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
     In January 2010, the Company issued 227,000 shares of common stock as performance-based grants, (a) 76,000 shares, (b) 76,000 shares, and (c) 75,000 shares, respectively, which will vest (a) if the TSR on the Company’s common stock is at least an average of 6% per year for the three years ending December 31, 2012, (b) if there is a positive comparison of TSR on the Company’s common stock to the median of the TSR for the Company’s peer group for the three years ending December 31, 2012, and (c) based on improvements in operating results, to be

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
defined, over the three years ending December 31, 2012. The independent appraisal determined the values of the category (a) and (b) performance-based shares to be $4.56 per share and $6.00 per share, respectively, compared to a market price at the date of grant of $6.70 per share.
     The additional restricted shares issued during the three and six months ended June 30, 2010 and 2009 were time-based grants, and amounted to 4,000 shares and 0 shares for the three months June 30, 2010 and 2009, respectively, and 278,000 shares and 376,000 shares for the six months ended June 30, 2010 and 2009, respectively. The value of all grants is being amortized on a straight-line basis over the respective vesting periods (irrespective of achievement of the performance grants) adjusted, as applicable, for fluctuations in the market value of the Company’s common stock. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet. The following table sets forth certain stock-based compensation information for the three and six months ended June 30, 2010 and 2009, respectively:

	Three months ended June 30,		Six month ended June 30,
	2010	2009	2010	2009
Restricted share grants	4,000	—	505,000	594,000
Average per-share grant price	$6.52	$—	$6.55	$4.91
Recorded as deferred compensation, net	$27,000	$(3,000)	$3,305,000	$2,914,000

Charged to operations:
Amortization relating to stock-based compensation	$884,000	$722,000	$1,590,000	$1,421,000
Adjustments to reflect changes in market price of Company’s common stock	(884,000)	560,000	(375,000)	(1,075,000)

Total charged to operations	$—	$1,282,000	$1,215,000	$346,000

Non-vested shares:
Non-vested, beginning of period	1,368,000	1,102,000	980,000	508,000
Grants	4,000	—	505,000	594,000
Vested during period	(28,000)	(11,000)	(141,000)	(11,000)
Forfeitures/cancellations	—	(1,000)	—	(1,000)

Non-vested, end of period	1,344,000	1,090,000	1,344,000	1,090,000

Average value of non-vested shares (based on grant price)	$6.33	$8.23	$6.33	$8.23

Value of shares vested during the period (based on grant price)	$397,000	$166,000	$2,189,000	$166,000

     At June 30, 2010, 1.0 million shares remained available for grants pursuant to the Incentive Plan, and $4.6 million remained as deferred compensation, to be amortized over various periods ending in June 2013.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
Supplemental consolidated statements of cash flows information

	Six months ended June 30,
	2010	2009
Supplemental disclosure of cash activities:
Interest paid	$25,714,000	$24,794,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	3,305,000	2,914,000
Assumption of mortgage loans payable — acquisitions	—	(54,565,000)
Assumption of mortgage loans payable — disposition	(7,740,000)	—
Conversion of OP Units into common stock	163,000	—
Purchase accounting allocations:
Intangible lease assets	—	7,174,000
Intangible lease liabilities	(2,901,000)	(3,265,000)
Net valuation decrease in assumed mortgage loan payable (a)	—	1,649,000
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	(1,307,000)	4,122,000
Accrued real estate improvement costs	—	845,000
Accrued construction escrows	357,000	1,027,000
Accrued financing costs and other	—	22,000
Capitalization of deferred financing costs	495,000	852,000

Deconsolidation of properties transferred to joint venture:
Real estate, net	139,745,000	—
Mortgage loans payable	(94,058,000)
Other assets/liabilties, net	(3,574,000)	—
Investment in and advances to unconsolidated joint venture	9,423,000	—
Settlement receivable from unconsolidated joint venture	3,824,000	—

(a)	The net valuation decrease in an assumed mortgage loan payable resulted from adjusting the contract rate of interest (4.9% per annum) to a market rate of interest (6.1% per annum).
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
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
Note 3. Real Estate/Investment in Unconsolidated Joint Ventures
     The Company and RioCan have entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties previously owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas, in the same joint venture format. Two properties (Blue Mountain Commons, located in Harrisburg, Pennsylvania and Sunset Crossing, located in Dickson City, Pennsylvania) were transferred to the joint venture in December 2009, two properties (Franklin Village Plaza, located in Franklin, Massachusetts and Columbus Crossing Shopping Center, located in Philadelphia, Pennsylvania) were transferred to the joint venture on February 4, 2010 and February 23, 2010, respectively, two properties (Shaw’s Plaza, located in Raynham, Massachusetts and Stop & Shop Plaza, located in Bridgeport, Connecticut) were transferred to the joint venture on April 27, 2010, and the last property (Loyal Plaza Shopping Center, located in Williamsport, Pennsylvania) was transferred to the joint venture on May 27, 2010. The 2010 property transfers resulted in net proceeds to the Company of approximately $29.9 million, all of which were used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities.
     On January 26, 2010, the Cedar/RioCan joint venture acquired the Town Square Plaza shopping center located in Temple, Pennsylvania, an approximately 128,000 square foot supermarket-anchored shopping center which was completed in 2008. The purchase price for the property, which was unencumbered, was approximately $19.0 million. In connection with the transaction, the Company earned an acquisition fee of $141,000 and the Company paid its investment advisor a fee of approximately $190,000; the net amounts are reflected in transaction costs in the accompanying statements of operations.
     The following summarizes certain financial information related to the Company’s investment in unconsolidated joint ventures at June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

	Cedar/RioCan Joint Venture
	June 30, 2010	December 31, 2009
Assets:
Real estate, net	$195,179,000	$41,158,000
Cash and cash equivalents	3,739,000	404,000
Restricted cash	2,826,000	812,000
Due from RioCan	6,146,000	2,322,000
Other assets	6,729,000	1,162,000

Total assets	$214,619,000	$45,858,000

Liabilities and partners’ capital:
Mortgage loans payable	$93,340,000	$—
Due to the Company	6,146,000	2,322,000
Other liabilities	6,378,000	345,000

Preferred Stock	96,000	—

Partners’ capital:
RioCan	87,371,000	34,553,000
The Company	21,288,000	8,638,000

Total partners’ capital	108,659,000	43,191,000

Total liabilties and partners’ capital	$214,619,000	$45,858,000

	Three months ended	Six months ended
	June 30, 2010	June 30, 2010
Statements of income:
Revenues	$5,161,000	$8,245,000
Property operating expenses	1,266,000	2,026,000
Management fees to the Company	176,000	275,000
Acquisition transaction costs	—	595,000
Depreciation and amortization	1,283,000	1,795,000
Interest expense and other non-operating items	1,415,000	1,942,000

Net income	$1,021,000	$1,612,000

RioCan	827,000	1,322,000
The Company	194,000	290,000

	$1,021,000	$1,612,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
     In addition, the Company has a 76.3% interest in a joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania. The Company’s investment in this joint venture was $5.8 million and $5.5 million, respectively, at June 30, 2010 and December 31, 2009; the Company’s share of the joint venture’s net income was $0.3 million for each of the three month periods ended June 30, 2010 and 2009, and $0.5 million for each of the six month periods ended June 30, 2010 and 2009.
     On April 22, 2010, an agreement to acquire a 230,000 square foot single-tenant office property on a 15 acre parcel of land adjacent to the Company’s 76.3%-owned joint venture property in Philadelphia, Pennsylvania (with the same tenant) became non-cancelable. The closing, which is expected during the second half 2010, will require cash (principally the funding of lender escrows, but excluding other closing costs and adjustments) of approximately $2.2 million (to be funded from the Company’s secured revolving stabilized property credit facility) and the assumption of a $13.1 million first mortgage loan (subject to lender approval), bearing interest at 6.5% and maturing in 2012.
Real Estate Pledged
     At June 30, 2010 a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the revolving credit facilities.
Note 4. Mortgage Loans Payable and Secured Revolving Credit Facilities
     Secured debt is comprised of the following at June 30, 2010 and December 31, 2009:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)

	June 30, 2010			December 31, 2009
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages (a)	$604,718,000	5.8%	5.0% - 7.6%	$606,108,000	5.8%	5.0% - 8.5%
Variable-rate mortgages	83,547,000	3.4%	2.6% - 5.9%	82,181,000	3.4%	2.5% - 5.9%

Total property-specific mortgages	688,265,000	5.5%		688,289,000	5.6%
Stabilized property credit facility	81,835,000	5.5%		187,985,000	5.5%
Development property credit facility	86,006,000	2.6%		69,700,000	2.5%

	$856,106,000	5.2%		$945,974,000	5.3%

Fixed-rate mortgages related to:
Real estate transferred or to be transferred to a joint venture	$—	—		$94,018,000	5.8%	4.8% - 7.2%

Real estate held for sale — discontinued operations	$4,647,000	5.7%		$12,455,000	5.5%	5.2% - 5.7%

(a)	Restated to reflect the reclassifications of properties transferred to the Cedar/RioCan joint venture and properties treated as discontinued operations.
     Included in variable-rate mortgages is the Company’s $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture development property in Pottsgrove, Pennsylvania as collateral for borrowings thereunder. The facility is guaranteed by the Company and will expire in September 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 basis points (“bps”), or the agent bank’s prime rate. Borrowings outstanding under the facility aggregated $62.5 million at June 30, 2010, and such borrowings bore interest at an average rate of 2.6% per annum. As of June 30, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
Secured Revolving Stabilized Property Credit Facility
     In November 2009, the Company closed an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A. as administrative agent, together with three other lead lenders and other participating banks, with present commitments from participants of $285.0 million. The facility is expandable to $400 million, subject to certain conditions, including acceptable collateral and will expire on January 31, 2012, subject to a one-year extension option.. The principal terms of the facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5%, and (iv) an unused portion fee of 50 bps.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
     Borrowings outstanding under the facility aggregated $81.8 million at June 30, 2010, such borrowings bore interest at a rate of 5.5% per annum, and the Company had pledged 33 of its shopping center properties as collateral for such borrowings.
     The secured revolving stabilized property credit facility has been, and will be, used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of June 30, 2010, the Company was permitted to draw up to approximately $175.9 million, of which approximately $94.1 million remained available as of that date. As of June 30, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.
Secured Revolving Development Property Credit Facility
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been, and will be, used to fund in part the Company’s and certain consolidated joint ventures’ development activities. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $86.0 million at June 30, 2010; such borrowings bore interest at an average rate of 2.6% per annum. As of June 30, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.
Note 5. Common Stock
     The Company in October 2009 (1) sold to RioCan 6,666,666 shares of the Company’s common stock at $6.00 per share in a private placement for an aggregate of $40 million (RioCan agreeing that it would not sell any of such shares for a period of one year), (2) issued to RioCan warrants to purchase 1,428,570 shares of the Company’s common stock at an exercise price of

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
$7.00 per share (RioCan exercised its warrant on April 27, 2010 and the Company realized net proceeds of $10.0 million), and (3) entered into a “standstill” agreement with respect to increases in RioCan’s ownership of the Company’s common stock for a three-year period. In addition, subject to certain exceptions, the Company agreed that it would not issue any new shares of common stock unless RioCan is offered the right to purchase that additional number of shares that would maintain its pro rata percentage ownership, on a fully diluted basis.
     The Company has a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock aggregating up to $45 million over a two-year commitment period ending in September 2011. Under the terms of the SEPA Agreement, the Company may sell, from time to time, shares of its common stock at a discount to market of 1.75%. The amount of these daily sales is generally limited to the lesser of 20% of the average daily trading volume or $1.0 million. In connection with these sales transactions, the Company agreed to pay an investment advisor a 0.75% placement agent fee. In addition, the Company may require the investment company to advance from time to time up to $5.0 million provided, however, that the Company may only request these larger advances approximately once a month. With respect to such advances, the common stock sales are at a discount to market of 2.75% and the placement agent fee is 1.25%. As the Company has a conditional obligation to issue a variable number of shares of its common stock, advances are initially recorded as a liability, and as shares are sold on a daily basis and the advance is settled, such liability is reflected in equity. At December 31, 2009, there was an unsettled advance liability of $5.0 million, which was included in accounts payable and accrued liabilities on the consolidated balance sheet. Such advance was settled in January and February 2010 by the sale of 718,000 shares of the Company’s common stock at an average selling price of $6.97 per share. On April 15, 2010, the Company received a $5.0 million advance pursuant to the SEPA Agreement. Such advance was settled in April and May 2010 by the sale of 667,000 shares of the Company’s common stock at an average selling price of $7.52 per share.
     On February 5, 2010, the Company concluded a public offering of 7,500,000 shares of its common stock at $6.60 per share, and realized net proceeds after offering expenses of approximately $47.0 million. On March 3, 2010, the underwriters exercised their over-allotment option to the extent of 698,000 shares, and the Company realized additional net proceeds of $4.3 million. In connection with the offering, RioCan acquired 1,350,000 shares of the Company’s common stock, including 100,000 shares acquired in connection with the exercise of the over-allotment option, and the Company realized net proceeds of $8.9 million.
     On February 5, 2010, the Company filed a registration statement with the Securities and Exchange Commission that registered the offering of up to 5,000,000 shares of the Company’s common stock under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP”). The DRIP offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock at 98%

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
of their market value. There were no significant DRIP transactions during the six months ended June 30, 2010.
     In connection with a litigation settlement in April 2010 in the Company’s favor, the Company received a cash payment of $750,000. In addition, the defendants acquired 94,000 shares of the Company’s common stock at an average price of $8.01 per share from which the Company realized net proceeds of an additional $750,000.
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
Note 6. Subsequent Events
     In determining subsequent events, management reviewed all activity from July 1, 2010 through the date of filing this Quarterly Report on Form 10-Q.
     On July 2, 2010, the Cedar/RioCan joint venture financed three previously unpledged properties (Blue Mountain Commons, Sunset Crossing and Town Square Plaza) and borrowed $33.0 million. Of the proceeds distributed to the partners (net of closing fees and expenses), including the return of a previously-advanced deposit, the Company received approximately $6.8 million.
     On July 6, 2010, the Company issued 625,000 shares of its common stock in connection with its DRIP and realized net proceeds of $3.5 million (an average of $5.61 per share) and on August 4, 2010 the Company issued 141,000 shares of its common stock in connection with its DRIP and realized net proceeds of $0.85 million (an average of $6.06 per share).
     On July 8, 2010, the Company transferred a collateral property from its secured revolving stabilized property credit facility to its secured revolving development property credit facility, thereby reducing/increasing the outstanding balances under each respective facility by $14.1 million. Reflecting this transaction, the amount the Company is permitted to draw under the secured revolving stabilized property credit facility was adjusted from $175.9 million to $166.6 million.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2010
(unaudited)
     On July 19, 2010, the Company’s Board of Directors declared a dividend of $0.09 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared a dividend of $0.5546875 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on August 20, 2010 to shareholders of record on August 10, 2010.
     On August 3, 2010, the Cedar/RioCan joint venture acquired the Exeter Commons shopping center located in Exeter (Reading), Pennsylvania, an approximately 361,000 square foot multi-anchored shopping center that was completed in 2009. The purchase price for the property was approximately $53.0 million, excluding closing costs and adjustments. Simultaneous with the property closing, the venture concluded a first mortgage loan on the property in the amount of $30.0 million, bearing interest at 5.3% and maturing in 2020; the cash required at closing was approximately $23.0 million (excluding closing costs and adjustments) of which the Company’s share was approximately $4.6 million, funded from its secured revolving stabilized property credit facility.
     On August 5, 2010, an agreement by the Cedar/RioCan joint venture to acquire an approximately 120,000 square foot supermarket-anchored shopping center located in eastern Connecticut became non-cancelable. The purchase price for the property is expected to be approximately $19.2 million, excluding closing costs and adjustments, of which the Company’s share is expected to be approximately $3.8 million, to be funded from its secured revolving stabilized property credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
     The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominately in coastal mid-Atlantic and New England states. At June 30, 2010, the Company owned and managed (both wholly-owned and in joint venture) a portfolio of 118 operating properties totaling approximately 13.0 million square feet of gross leasable area (“GLA”), including 93 wholly-owned properties comprising approximately 9.4 million square feet, 13 properties owned in joint venture (consolidated) comprising approximately 1.7 million square feet, eight properties partially-owned in a managed unconsolidated joint venture comprising approximately 1.3 million square feet, and four ground-up development properties comprising approximately 0.6 million square feet. Excluding the four ground-up development properties, the 114 property portfolio was approximately 90% leased at June 30, 2010. The Company also owned approximately 193.8 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in another unconsolidated joint venture, which it does not manage, which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At June 30, 2010, the Company owned 97.1% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
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

     The Company has historically sought opportunities to acquire properties suited for development and/or redevelopment where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. In connection with the Cedar/RioCan joint venture, the Company will seek to acquire primarily supermarket-anchored stabilized properties in its primary market areas during the next two years.
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
     The Company has identified the following critical accounting policies, the application of which requires significant judgments and estimates:
Revenue Recognition
     Rental income with scheduled rent increases is recognized using the straight-line method over the respective non-cancelable terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over base rents under applicable lease provisions is included in straight-line rents receivable on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred generally attributable to their respective allocable portions of the total GLA; under certain leases, such reimbursements are “capped”, i.e., limited to a specified dollar or percentage amount. Such income is recognized in the periods earned. In addition, a limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until such specified sales targets are met.
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

     The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal period(s). The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above-market leases are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of below-market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of the leases associated with below-market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time.
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

Stock-Based Compensation
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) establishes the procedures for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan, as amended, is 2,750,000, and the maximum number of shares that may be granted to a participant in any calendar year is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (i) upon the third anniversary of the date of grant for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants. For the shares granted in connection with the Company’s performance-based target bonus compensation arrangements for 2009 (granted in March 2010), such shares will vest one year from the date of grant. Time—based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. These value estimates have a direct impact on net income, because higher valuations would result in lower net income, whereas lower valuations would result in higher net income. The value of such grants is being amortized on a straight-line basis over the respective vesting periods, as adjusted for fluctuations in the market value of the Company’s common stock.
Results of Operations
     Differences in results of operations between 2010 and 2009 were primarily the result of the impact of the Cedar/RioCan joint venture transactions, the Company’s property acquisition/disposition program, and continuing development/redevelopment activities. During the period January 1, 2009 through June 30, 2010, the Company acquired two shopping centers aggregating approximately 522,000 square feet of GLA for a total cost of approximately $72.5 million. In addition, the Company placed into service four ground-up developments having an aggregate cost of approximately $150.8 million. The Company sold ten drug store/convenience centers aggregating approximately 311,000 square feet of GLA for an aggregate sales price of approximately $27.7 million. In addition, as of June 30, 2010, the Company has treated as “held for sale” a supermarket-anchored shopping center aggregating approximately 105,000 square feet of GLA. The Company has transferred seven properties to the Cedar/RioCan joint venture, aggregating approximately 1,167,000 square feet of GLA. In connection with such transfer, the Company realized approximately $64 million in net proceeds. Net (loss) income was ($2.5) million and $1.9 million for three months ended June 30, 2010 and 2009, respectively, and ($3.7) million and $7.6 million for the six months ended June 30, 2010 and 2009, respectively.

Comparison of the three months ended June 30, 2010 to 2009

						Properties
			(Decrease)	Percent		held in
	2010	2009	increase	change	Other (ii)	both periods
Total revenues	$40,703,000	$43,550,000	$(2,847,000)	-7%	$(1,095,000)	(1,752,000)
Property operating expenses	13,024,000	12,816,000	208,000	2%	349,000	(141,000)
Depreciation and amortization	12,326,000	12,356,000	(30,000)	0%	(831,000)	801,000
General and administrative	2,106,000	2,853,000	(747,000)	-26%	n/a	n/a
Impairments	562,000	—	562,000	n/a	n/a	n/a
Terminated projects and acquisition transaction costs	2,000	2,423,000	(2,421,000)	n/a	n/a	n/a
Non-operating income and expense, net (i)	12,300,000	11,511,000	789,000	7%	n/a	n/a
Discontinued operations:
Income from discontinued operations	65,000	213,000	(148,000)	n/a	n/a	n/a
Impairment charges	(2,990,000)	(170,000)	(2,820,000)	n/a	n/a	n/a
Gain on sale of discontinued operations	(5,000)	277,000	(282,000)	n/a	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs) and equity in income of unconsolidated joint ventures, and gain on sale of a land parcel.

(ii)	Includes principally (a) the results of properties acquired after January 1, 2009, (b) properties transferred to the Cedar/RioCan joint venture, (c) unallocated property and construction management compensation and benefits (including stock-based compensation), and (d) results of ground-up development and re-development properties recently placed into service.
     Properties held in both periods. The Company held 101 properties throughout the three months ended June 30, 2010 and 2009.
     Total revenues decreased primarily as a result of (i) a decrease in base rents ($0.7 million), (ii) a decrease in non-cash amortization of intangible lease liabilities primarily as a result of the completion of scheduled amortization at certain properties ($0.6 million), (iii) a decrease in tenant recovery income ($0.4 million), and (iv) a decrease in percentage rent ($0.1 million), partially offset by an increase in straight-line rental income and an increase in other income ($0.1 million). In connection with the worsening economic climate beginning in the latter part of 2008 and continuing throughout the respective periods, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected limited circumstances, the aggregate amount of such relief granted had a limited impact on results of operations. However, there can be no assurance that the amount of such relief will not become more significant in future periods.
     Property operating expenses decreased primarily as a result of (i) a decrease in insurance expense ($0.1 million) and (ii) a decrease in bad debt expense ($0.1 million).

     General and administrative expenses decreased primarily as the result of a decrease in mark-to-market adjustments relating to stock-based compensation.
     Impairments reflect additional impairment charges related principally to the properties transferred to the Cedar/RioCan joint venture.
     Terminated projects and acquisition transaction costs for the three months ended June 30, 2009 include a write-off of approximately $2.4 million of costs incurred in prior years for a potential development project in New Milford, Delaware that the Company determined would not go forward.
     Non-operating income and expense, net, increased primarily as a result of (i) higher amortization of deferred financing costs ($0.5 million) resulting from (a) extending the secured revolving stabilized property credit facility, originally in January 2009 and again in November 2009, and (b) the secured revolving development property credit facility and the property-specific construction facility, having closed in June 2008 and September 2008, respectively, being outstanding throughout all of 2009, (ii) higher loan interest expense principally related to an increase in the interest rate for the secured revolving stabilized property credit facility, and an increase in borrowings under the secured revolving development property credit facility, which was partially offset by a reduction in the outstanding balance of the stabilized property line of credit ($0.5 million), (iii) a decrease in development activity reducing the amount of interest expense capitalized to development projects ($0.7 million), partially offset by (iv) a decrease in mortgage interest expense ($0.7 million) principally related to the transfer of properties to the Cedar/RioCan joint venture, and (v) an increase in equity in income of unconsolidated joint ventures ($0.2 million).
     Discontinued operations for 2010 and 2009 include the results of operations and, where applicable, gain on sale ($0.3 million) and impairment charges ($3.0 million) and ($0.2 million), respectively, for ten of the Company’s drug store/convenience centers which it sold, located in Ohio and New York, and one supermarket-anchored center located in Columbia, Maryland, discussed elsewhere in this report.

Comparison of the six months ended June 30, 2010 to 2009

						Properties
			Increase	Percent		held in
	2010	2009	(decrease)	change	Other (ii)	both years
Total revenues	$85,247,000	$89,010,000	$(3,763,000)	-4%	$(168,000)	(3,595,000)
Property operating expenses	29,001,000	27,006,000	1,995,000	7%	1,657,000	338,000
Depreciation and amortization	23,631,000	24,447,000	(816,000)	-3%	(273,000)	(543,000)
General and administrative	4,317,000	4,292,000	25,000	1%	n/a	n/a
Impairments	2,117,000	—	2,117,000	n/a	n/a	n/a
Terminated projects and acquisition transaction costs	1,322,000	3,948,000	(2,626,000)	n/a	n/a	n/a
Non-operating income and expense, net (i)	25,703,000	22,270,000	3,433,000	15%	n/a	n/a
Discontinued operations:
Income from discontinued operations	205,000	481,000	(276,000)	n/a	n/a	n/a
Impairment charges	(3,238,000)	(170,000)	(3,068,000)	n/a	n/a	n/a
Gain on sale of discontinued operations	170,000	277,000	(107,000)	n/a	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs) and equity in income of unconsolidated joint ventures, and gain on sale of a land parcel.

(ii)	Includes principally (a) the results of properties acquired after January 1, 2009, (b) properties transferred to the Cedar/RioCan joint venture, (c) unallocated property and construction management compensation and benefits (including stock-based compensation), and (d) results of ground-up development and re-development properties recently placed into service.
     Properties held in both periods. The Company held 99 properties throughout the six months ended June 30, 2010 and 2009.
     Total revenues decreased primarily as a result of (i) a decrease in non-cash amortization of intangible lease liabilities primarily as a result of the completion of scheduled amortization at certain properties ($1.4 million) (which also resulted in a decrease in depreciation and amortization expense), (ii) a decrease in base rents ($1.2 million), (iii) a decrease in tenant recovery income ($0.6 million), (iv) a decrease in other income predominately related to insurance proceeds received during the second quarter of 2009 ($0.1 million), (v) a decrease in non-cash straight-line rents primarily as a result of early lease terminations ($0.1 million) and (vi) a decrease in percentage rent ($0.1 million). In connection with the worsening economic climate beginning in the latter part of 2008 and continuing throughout the respective periods, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected limited circumstances, the aggregate amount of such relief granted had a limited impact on results of operations.
     Property operating expenses increased primarily as a result of (i) an increase in snow removal costs ($0.6 million), (ii) an increase in utilities ($0.1 million) and (iii) an increase in repairs and maintenance ($0.1 million), partially offset by (iv) a decrease in insurance expense ($0.3 million) and (v) a decrease in bad debt expense ($0.1 million).

     General and administrative expenses increased primarily as the result of an increase in mark-to-market adjustments relating to stock-based compensation, offset by proceeds from the settlement of a lawsuit in the Company’s favor ($0.8 million).
     Impairments reflect an additional impairment charge related principally to completion of work at the Blue Mountain Commons property transferred to the Cedar/RioCan joint venture in December 2009.
     Terminated projects and acquisition transaction costs for the six months ended June 30, 2010 include a write-off of approximately $1.3 million of costs incurred in prior years for a potential development project in Williamsport, Pennsylvania that the Company determined would not go forward. During the six months ended June 30, 2009, the Company wrote off costs incurred related to the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of approximately $1.5 million) and $2.4 million of costs incurred in prior years for a potential development project in New Milford, Delaware that the Company determined would not go forward.
     Non-operating income and expense, net, increased primarily as a result of (i) higher amortization of deferred financing costs ($1.0 million) resulting from (a) extending the secured revolving stabilized property credit facility, originally in January 2009 and again in November 2009, and (b) the secured revolving development property credit facility and the property-specific construction facility, closed in June 2008 and September 2008, respectively, and outstanding throughout all of 2009, (ii) higher loan interest expense principally related to an increase in the interest rate for the secured revolving stabilized property credit facility and increase in borrowings under the secured revolving development property credit facility, which was partially offset by a reduction in the outstanding balance of the secured revolving stabilized property credit facility ($1.6 million), (iii) a decrease in the development activity reducing the amount of interest expense capitalized to the development projects ($1.3 million), (iv) a decrease in the gain on sale of land parcel ($0.2 million), partially offset by (v) a decrease in mortgage interest expense ($0.4 million) principally related to the transfer of properties to the Cedar/RioCan joint venture, and (vi) an increase in equity in income of unconsolidated joint ventures ($0.3 million).
     Discontinued operations for 2010 and 2009 include the results of operations and, where applicable, gain on sales ($170,000) and ($277,000), respectively, and impairment charges ($3.2 million) and ($0.2 million), respectively, for ten of the Company’s drug store/convenience centers which it sold, located in Ohio and New York, and one supermarket-anchored center located in Columbia, Maryland, discussed elsewhere in this report.

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
     Throughout most of 2009 and continuing into 2010, there has been a fundamental contraction of U.S. credit and capital markets, whereby banks and other credit providers have tightened their lending standards and severely restricted the availability of credit. Accordingly, for this and other reasons, there can be no assurance that the Company will have the availability of mortgage financing on unpledged properties and/or completed development projects, additional construction financing, net proceeds from the contribution of properties to joint ventures, the ability to sell or otherwise dispose properties on favorable terms, or proceeds from the refinancing of existing debt.
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
     In November 2009, the Company closed an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A. as agent, together with three other lead lenders and other participating banks, with present commitments from participants of $285.0 million. The facility is expandable to $400 million, subject to certain conditions, including acceptable collateral, and will expire on January 31, 2012, subject to a one-year extension option. The principal terms of the facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5% and (iv) an unused portion fee of 50 bps.
     Borrowings outstanding under the facility aggregated $81.8 million at June 30, 2010, such borrowings bore interest at a rate of 5.5% per annum, and the Company had pledged 33 of its shopping center properties as collateral for such borrowings.

     The secured revolving stabilized property credit facility has been, and will be, used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of June 30, 2010, the Company was permitted to draw up to approximately $175.9 million, of which approximately $94.1 million remained available as of that date. Reflecting the July 8, 2010 transfer of a collateral property from the secured revolving stabilized property credit facility to the secured revolving development property credit facility, together with other transactions subsequent to June 30, 2010, the amount the Company is permitted to draw under the secured revolving stabilized property credit facility was approximately $166.6 million as of the date of this report, of which $107.6 million remained available. As of June 30, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been, and will be, used to fund in part the Company’s and certain joint ventures’ development activities. In order to draw funds under this facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $86.0 million at June 30, 2010; such borrowings bore interest at an average rate of 2.6% per annum. As of June 30, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.
     The Company has a $77.7 million construction facility with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings made thereunder. The facility is guaranteed by the Company and will expire in September 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps, or the agent bank’s prime rate. Borrowings outstanding under the facility aggregated $62.5 million at June 30, 2010, and such borrowings bore interest at an average rate of 2.6% per annum. As of June 30, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.

     Property-specific mortgage loans payable at June 30, 2010 consisted of fixed-rate notes totaling $604.7 million, with a weighted average interest rate of 5.8%, and variable-rate debt totaling $83.5 million, with a weighted average interest rate of 3.4%. Total mortgage loans payable and secured revolving credit facilities have an overall weighted average interest rate of 5.2% and mature at various dates through 2029. For the remainder of 2010, the Company has approximately $4.2 million of scheduled debt principal amortization payments and no scheduled balloon payments.
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.
     The Company and RioCan have entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties previously owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas, in the same joint venture format. Two properties (Blue Mountain Commons, located in Harrisburg, Pennsylvania and Sunset Crossing, located in Dickson City, Pennsylvania) were transferred to the joint venture in December 2009, two properties (Franklin Village Plaza, located in Franklin, Massachusetts and Columbus Crossing Shopping Center, located in Philadelphia, Pennsylvania) were transferred to the joint venture on February 4, 2010 and February 23, 2010, respectively, two properties (Shaw’s Plaza, located in Raynham, Massachusetts and Stop & Shop Plaza, located in Bridgeport, Connecticut) were transferred to the joint venture on April 27, 2010, and the last property (Loyal Plaza Shopping Center, located in Williamsport, Pennsylvania) was transferred to the joint venture on May 27, 2010. In addition, on April 27, 2010, RioCan exercised its warrant to purchase 1,428,570 shares of the Company’s common stock, and the Company received proceeds of $10.0 million. The property transfers and the exercise of the warrants resulted in net proceeds to the Company of approximately $73.6 million, all of which were used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities.
     On February 5, 2010, the Company concluded a public offering of 7,500,000 shares of its common stock at $6.60 per share, and realized net proceeds after offering expenses of approximately $47.0 million. On March 3, 2010, the underwriters exercised their over-allotment option to the extent of 697,800 shares, and the Company realized additional net proceeds of $4.3 million. In connection with the offering, RioCan acquired 1,350,000 shares of the Company’s common stock, including 100,000 shares acquired in connection with the exercise of the over-allotment option, and the Company realized net proceeds of $8.9 million.
     On February 5, 2010, the Company filed a registration statement with the Securities and Exchange Commission that registered the offering of up to 5,000,000 shares of the Company’s common stock under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP”). The DRIP offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock at 98% of their market value. There were no significant DRIP transactions during the six months ended

June 30, 2010; on July 6, 2010, the Company issued 625,000 shares of its common stock and realized net proceeds of $3.5 million (an average of $5.61 per share) in connection with the DRIP program and on August 4, 2010 the Company issued 141,000 shares of its common stock in connection with its DRIP and realized net proceeds of $0.85 million (an average of $6.06 per share).
     The Company has a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock aggregating up to $45 million over a two-year commitment period expiring in September 2011. Through December 31, 2009, 422,000 shares had been sold pursuant to the SEPA Agreement, at an average price of $5.93 per share, and the Company realized net proceeds, after allocation of other issuance expenses, of approximately $2.3 million. In January and February 2010, an additional 718,000 shares of the Company’s common stock had been sold pursuant to the SEPA Agreement at an average selling price of $6.97 per share, and the Company realized net proceeds of approximately $5.0 million. In April and May 2010, an additional 667,000 shares of the Company’s common stock had been sold pursuant to the SEPA Agreement at an average selling price of $7. 52 per share, and the Company realized net proceeds of approximately $5.0 million.
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
Net Cash Flows
Operating Activities
     Net cash flows provided by operating activities amounted to $16.8 million and $25.3 million during the six months ended June 30, 2010 and 2009, respectively. The comparative changes in operating cash flows during the six months ended June 30, 2010 and 2009, respectively, were primarily were primarily the result of the impact of the Cedar/RioCan joint venture transactions, the Company’s property acquisition/disposition program, and continuing development/redevelopment activities. In addition, net cash flows for the 2010 period reflect a significant increase in the cost of borrowing under the Company’s amended and restated secured revolving stabilized property line of credit.
Investing Activities
     Net cash flows provided by investing activities were $16.5 million for the six months ended June 30, 2010; net cash flows used in investing activities were $63.4 million for the six months ended June 30, 2009, and were primarily the result of the impact of the Cedar/RioCan joint venture transactions and the Company’s acquisition/disposition activities. During the six months ended June 30, 2010, the Company realized proceeds from the transfers of five properties to the Cedar/RioCan joint venture ($31.5 million net of a settlement receivable of $2.4 million), the sales of properties treated as discontinued operations ($2.1 million), and distributions of capital from an unconsolidated joint venture ($1.6 million), offset by expenditures for property improvements ($15.5 million) and investments in the unconsolidated joint venture ($4.3 million). During the six months ended June 30, 2009, the Company acquired two shopping centers and incurred expenditures for property improvements, an aggregate of $63.6 million.
Financing Activities
     Net cash flows used in financing activities were $36.6 million for the six months ended June 30, 2010; net cash flows provided by financing activities were $45.6 million for the six months ended June 30, 2009. During 2010, the Company had net repayments to its revolving credit facilities of $89.8 million, repayment of mortgage obligations of $16.4 million (including $11.0 million of mortgage balloon payments), preferred and common stock distributions of $14.5 million, termination payments relating to interest rate swaps of $5.5 million, the payment of debt financing costs of $1.0 million, distributions paid to noncontrolling interests (consolidated minority interest and limited partners) of $1.0 million, and a redemption of OP Units of $0.5 million, offset by the proceeds from sales of common stock of $65.9 million, the proceeds of mortgage financings of $16.2 million, and the proceeds from the exercise of the RioCan warrant of $10 million. During the six months ended June 30, 2009, the Company received $44.2 million in proceeds from its property-specific construction facility, net advance proceeds of $16.4 million from its revolving credit facilities, and $12.2 million in contributions from noncontrolling interests (consolidated minority interest partners), offset by repayment of mortgage obligations of $13.5 million, preferred and common stock dividend distributions of $9.0 million, the payment of financing costs of $2.4 million, and distributions to noncontrolling interests (consolidated minority interest and limited partners) of $2.3 million.
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
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net (loss) income attributable to common shareholders	$(4,251,000)	$(367,000)	$(7,741,000)	$3,582,000
Add (deduct):
Real estate depreciation and amortization	12,327,000	12,646,000	23,655,000	25,092,000
Noncontrolling interests:
Limited partners’ interest	(178,000)	(15,000)	(292,000)	160,000
Minority interests in consolidated joint ventures	(87,000)	309,000	388,000	(45,000)
Minority interests’ share of FFO applicable to consolidated joint ventures	(1,686,000)	(1,638,000)	(3,377,000)	(2,470,000)
Equity in income of unconsolidated joint ventures	(479,000)	(283,000)	(835,000)	(542,000)
FFO from unconsolidated joint ventures	834,000	377,000	1,420,000	736,000
Gain on sale of discontinued operations	5,000	(277,000)	(170,000)	(277,000)

Funds From Operations	$6,485,000	$10,752,000	$13,048,000	$26,236,000

FFO per common share (assuming conversion of OP Units) Basic and diluted	$0.10	$0.23	$0.21	$0.56

Weighted average number of common shares (basic):
Shares used in determination of basic earnings per share	64,434,000	45,062,000	61,581,000	44,971,000
Additional shares assuming conversion of OP Units	1,945,000	2,018,000	1,965,000	2,018,000

Shares used in determination of basic FFO per share	66,379,000	47,080,000	63,546,000	46,989,000

Weighted average number of common shares (dilutive):
Shares used in determination of diluted earnings per share	64,486,000	45,062,000	61,620,000	44,971,000
Additional shares assuming conversion of OP Units	1,945,000	2,018,000	1,965,000	2,018,000

Shares used in determination of diluted FFO per share	66,431,000	47,080,000	63,585,000	46,989,000

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
     The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures, development/redevelopment activities, and expand its real estate investment portfolio, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company occasionally may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. At June 30, 2010, the Company had approximately $20.3 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates of 5.4% and 6.5% per annum. At that date, the Company had accrued liabilities of $1.8 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to these mortgage loans payable.
     At June 30, 2010, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $604.7 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $251.4 million of variable-rate debt (including $167.8 million in advances under the Company’s revolving credit facilities) was 3.8%. The secured revolving stabilized property credit facility matures in January 2012, subject to a one-year extension option. The secured revolving development property credit facility matures in June 2011, subject to a one-year extension option. With respect to $169.6 million of variable-rate debt outstanding at June 30, 2010, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $1.7 million per annum. With respect to the remaining $81.8 million of variable-rate debt outstanding at June 30, 2010, represented by the Company’s secured revolving stabilized property credit facility, interest is based on LIBOR with a 200 bps LIBOR floor. Accordingly, if interest rates either increase or decrease by 1%, the Company’s interest cost applicable on this line would increase by approximately $0.8 million per annum only if LIBOR was in excess of 2.0% per annum.

Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of June 30, 2010, and have determined that such disclosure controls and procedures are effective.
     During the six months ended June 30, 2010, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II	Other Information

Item 6.	Exhibits

Exhibit 10.1	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of June 1, 2010.

Exhibit 10.2	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of June 1, 2010.

Exhibit 10.3	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of June 1, 2010.

Exhibit 10.4	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Frank C. Ullman, dated as of June 1, 2010.

Exhibit 31	Section 302 Certifications

Exhibit 32	Section 906 Certifications
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
      August 5,2010