Form 10-K/A
period 2009-12-31
CEDAR SHOPPING CENTERS INC
filed 2010-08-12
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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

CEDAR SHOPPING CENTERS, INC.
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (AS AMENDED)
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
Cedar Shopping Centers, Inc. (the “Company”) is issuing revised historical financial statements and certain related data that had been included in its Annual Report on Form 10-K for the year ended December 31, 2009 for the matters described below. The effect of such matters was reflected, retroactively as appropriate, in the Company’s consolidated financial statements included in each of the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 (the “First Quarterly Report”) and June 30, 2010 (the “Second Quarterly Report”). Such Annual Report was filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2010 (the “Original Filing”); the Company filed its First Quarterly Report on May 10, 2010 and its Second Quarterly Report on August 5, 2010.
Subsequent to December 31, 2009, the Company determined that at the time it acquired certain properties during 2003 through 2009, it had underprovided for certain identifiable intangible lease liabilities relating to fixed-price renewal options that were at below-market rates. At the time such properties were acquired, the Company determined the fair value of such renewal options to be immaterial, based upon the Company’s assessment of a very low probability that any of such renewal options would be exercised. Accordingly, the Company assigned a zero value to such renewal options. The Company has reconsidered these determinations and has concluded that option renewal periods should have been valued with respect to certain of the leases, as further described in Note 2 in the notes to the consolidated financial statements. Using the updated assumptions, the Company determined that the December 31, 2009 carrying amounts of unamortized intangible lease liabilities and real estate, net, were understated by $8,429,000 and $7,688,000, respectively (the latter amount net of $741,000, representing the cumulative understated depreciation expense for the period 2003 through 2009). In addition, total equity and limited partners’ interest in the Operating Partnership were overstated by $723,000 and $18,000, respectively, as of December 31, 2009, reflecting the aforementioned cumulative depreciation adjustment. The Company determined that the aforementioned adjustments were immaterial to any full year’s consolidated financial statements; however, the Company did determine that recording the adjustments entirely in the quarterly period ended March 31, 2010 would have been material to the consolidated statement of operations for that period. Accordingly, as provided by the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, such adjustments were reflected retroactively in the consolidated financial statements included in the First Quarterly Report (including revisions of prior-period amounts to conform to the 2010 presentation). Under SEC requirements, these revisions are required for previously-issued annual financial statements for each of the three years shown in the Original Filing if those financial statements are incorporated by reference in subsequent filings made under the Securities Act of 1933, as amended.

In addition, subsequent to December 31, 2009, the Company sold or has treated as “held for sale” two properties, one each reflected in the consolidated financial statements included in the First and Second Quarterly Reports. In compliance with the provisions of Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of these two properties were reported as components of “discontinued operations” for each of the periods presented (including reclassifications of prior-period amounts to conform to the 2010 presentation), as further described in Note 3 in the notes to consolidated financial statements. Under SEC requirements, the same retroactive reclassifications are required for previously-issued annual financial statements for each of the three years shown in the Original Filing, if those financial statements are incorporated by reference in subsequent filings made under the Securities Act of 1933, as amended.
This Report on Form 10-K/A is being filed to revise the information contained in Items 1 and 2 in Part I, Items 6, 7, 7A and 8 in Part II, and the financial statement schedule in Part IV of the Original Filing in their entirety to conform to the 2010 presentations included in the First and Second Quarterly Reports. This Report on Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the aforementioned amended information. In addition, except for the amended information included herein, this Form 10-K/A speaks as of the filing date of the Original Filing and does not update or discuss any other developments affecting the Company subsequent to the date of the Original Filing.

Part I.
Items 1 and 2. Business and Properties
General
     Cedar Shopping Centers, Inc. (the “Company”), organized in 1984, is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers in mid-Atlantic and Northeast coastal states. At December 31, 2009, the Company owned and managed (both wholly-owned and in joint venture) a portfolio of 117 operating properties totaling approximately 12.8 million square feet of gross leasable area (“GLA”), including 93 wholly-owned properties comprising approximately 9.3 million square feet, 13 properties owned in joint venture (consolidated) comprising approximately 1.7 million square feet, seven properties transferred or to be transferred to a managed joint venture (unconsolidated) comprising approximately 1.2 million square feet, and four ground-up developments comprising approximately 0.6 million square feet. Excluding the four ground-up development properties, the 113 property portfolio was approximately 91% leased at December 31, 2009; the 99 property “stabilized” portfolio was approximately 95% leased at that date. The Company also owned approximately 196 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in another unconsolidated joint venture, which it does not manage, which owns a single-tenant office property in Philadelphia, Pennsylvania.
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
Discontinued Operations
     During 2009 and subsequent to December 31, 2009, the Company sold, or has treated as “held for sale”, 11 of its properties (primarily drug store/convenience centers), located in Ohio, Maryland and New York, aggregating 416,000 square feet of GLA, including the 6,000 square foot McDonalds/Waffle House, located in Medina, Ohio, the 10,000 square foot CVS property located in Westfield, New York, the 24,000 square foot Staples property located in Oswego, New York, the 32,000 square foot Discount Drug Mart Plaza located in Hudson, Ohio, the 38,000 square foot Discount Drug Mart Plaza located in Dover, Ohio, the 84,000 square foot Gabriel Brothers property located in Kent, Ohio, the 40,000 square foot Discount Drug Mart Plaza located in Carrollton, Ohio, the 20,000 square foot Pondside Plaza located in Geneseo, New York, the 50,000 square foot Discount Drug Mart Plaza located in Powell,

Ohio, the 7,000 square foot Family Dollar convenience center located in Zanesville, Ohio, and the 105,000 square foot Long Reach Village property located in Columbia, Maryland. The aggregate of the sales prices for the 11 properties is approximately $33.3 million, and the properties are subject to property-specific mortgage loans payable of approximately $22.4 million. In connection with these transactions, the Company recorded impairment charges aggregating $6.5 million (including $3.0 million subsequent to December 31, 2009), and has realized gain on sales of $727,000 (including $170,000 subsequent to December 31, 2009). The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable, have been reclassified as “held for sale” on the Company’s consolidated balance sheets at December 31, 2009 and 2008. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented.
The Company’s Properties
     The following tables summarize information relating to the Company’s properties as of December 31, 2009:

								Unconsolidated
								joint venture	Real estate to
	Number of	GLA		Building and		Accumulated	Net book	managed	be transferred
State	properties	(Sq. ft.)	Land	improvements	Total cost	depreciation	value	properties	to a joint venture
Pennsylvania	52	6,645,891	168,934,000	683,956,000	$852,890,000	88,133,000	$764,757,000	8,638,000	53,417,000
Massachusetts	8	1,486,033	27,231,000	115,543,000	142,774,000	11,128,000	131,646,000	—	76,815,000
Connecticut	9	1,217,789	33,426,000	128,636,000	162,062,000	16,208,000	145,854,000	—	9,511,000
Virginia	13	815,969	28,878,000	102,531,000	131,409,000	15,316,000	116,093,000	—	—
Ohio	20	710,444	18,165,000	78,230,000	96,395,000	10,838,000	85,557,000	—	—
Maryland	7	835,972	28,843,000	78,867,000	107,710,000	8,150,000	99,560,000	—	—
New Jersey	4	825,276	13,764,000	74,865,000	88,629,000	9,615,000	79,014,000	—	—
New York	3	226,043	13,809,000	38,418,000	52,227,000	3,196,000	49,031,000	—	—
Michigan	1	77,688	2,443,000	9,813,000	12,256,000	1,295,000	10,961,000	—	—

Total operarting portfolio	117	12,841,105	335,493,000	1,310,859,000	1,646,352,000	163,879,000	1,482,473,000	8,638,000	139,743,000

Projects under development and land held for future expansion and development	n/a	n/a	20,873,000	5,456,000	26,329,000	—	26,329,000	—	—

Total portfolio	117	12,841,105	$356,366,000	$1,316,315,000	$1,672,681,000	$163,879,000	$1,508,802,000	8,638,000	$139,743,000

Unconsolidated joint venture — not managed (a)								5,475,000

Total unconsolidated joint ventures								$14,113,000

(a)	The Company has a 76.3% interest in an unconsolidated joint venture, which it does not manage, which owns a single-tenant office property located in Philadelphia, PA.

	Number				Annualized	Percentage of
	of		Percentage	Annualized	Base rent	annualized
Tenant (a)	stores	GLA	of GLA	base rent	per sq. ft.	base rents
Top ten tenants (b):
Giant Foods (c)	22	1,328,000	10.3%	21,503,000	$16.19	16.1%
Farm Fresh (c)	6	364,000	2.8%	3,880,000	10.66	2.9%
Stop & Shop (c)	5	325,000	2.5%	3,494,000	10.75	2.6%
Discount Drug Mart	14	346,000	2.7%	3,280,000	9.48	2.5%
Shaw’s (c)	4	241,000	1.9%	2,716,000	11.27	2.0%
L.A. Fitness	4	168,000	1.3%	2,496,000	14.86	1.9%
CVS	10	113,000	0.9%	2,335,000	20.66	1.7%
Food Lion (c)	7	243,000	1.9%	1,921,000	7.91	1.4%
Staples	7	145,000	1.1%	1,821,000	12.56	1.4%
Shop Rite	2	118,000	0.9%	1,599,000	13.55	1.2%

Sub-total top ten tenants (d)	81	3,391,000	26.4%	45,045,000	13.28	33.7%
Remaining tenants	1,171	8,184,000	63.7%	88,464,000	10.81	66.3%

Sub-total all tenants	1,252	11,575,000	90.1%	133,509,000	11.53	100.0%
Vacant space (e)	n/a	1,266,000	9.9%	n/a	n/a	n/a

Total (including vacant space)	1,252	12,841,000	100.0%	133,509,000	10.40	n/a

(a)	Incudes unconsolidated managed joint venture properties.

(b)	Based on annualized base rent.

(c)	Several of the tenants listed above share common ownership with other tenants including, without limitation, (1) Giant Foods and Stop & Shop, (2) Farm Fresh, Shaw’s, Shop ‘n Save (GLA of 53,000; annualized base rent of $495,000), Shoppers Food Warehouse (GLA of 120,000; annualized base rent of $1,206,000) and Acme (GLA of 172,000; annualized base rent of $756,000), and (3) Food Lion and Hannaford (GLA of 43,000; annualized base rent of $405,000).

(d)	Includes tenants at ground-up development properties.

(e)	Includes vacant space at properties undergoing development and/or redevelopment activities.

						Percentage
	Tenants		Percentage	Annualized	Annualized	of annualized
Year of lease	with leases	GLA	of GLA	expiring	expiring base	expiring
expiration (a)	expiring	expiring	expiring	base rents	rents per sq. ft.	base rents
Month-to-Month	81	211,000	1.8%	$2,759,000	$13.08	2.1%
2010	160	800,000	6.9%	9,731,000	12.16	7.3%
2011	179	1,013,000	8.8%	11,498,000	11.35	8.6%
2012	174	838,000	7.2%	9,700,000	11.58	7.3%
2013	141	752,000	6.5%	9,207,000	12.24	6.9%
2014	148	1,347,000	11.6%	12,785,000	9.49	9.6%
2015	100	1,046,000	9.0%	9,661,000	9.24	7.2%
2016	48	605,000	5.2%	5,838,000	9.65	4.4%
2017	37	487,000	4.2%	6,191,000	12.71	4.6%
2018	40	723,000	6.2%	8,590,000	11.88	6.4%
2019	37	562,000	4.9%	6,127,000	10.90	4.6%
2020	29	932,000	8.1%	7,621,000	8.18	5.7%
Thereafter	78	2,259,000	19.5%	33,801,000	14.96	25.3%

All tenants (b)	1,252	11,575,000	100.0%	133,509,000	11.53	100.0%
Vacant space (c)	n/a	1,266,000	n/a	n/a	n/a	n/a

Total portfolio	1,252	12,841,000	n/a	$133,509,000	$10.40	n/a

(a)	Incudes unconsolidated managed joint venture properties.

(b)	Includes tenants at ground-up development properties.

(c)	Includes vacant space at properties undergoing development and/or redevelopment activities.
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

Part II.
Item 6. Selected Financial Data (a)

	Years ended December 31,
	2009	2008	2007	2006	2005
Operations data:

Total revenues	$180,115,000	$168,943,000	$148,952,000	$122,356,000	$76,931,000

Expenses:
Property operating expenses	54,815,000	47,868,000	39,269,000	34,053,000	21,866,000
General and administrative	10,166,000	8,586,000	9,041,000	6,086,000	5,132,000
Impairments	23,636,000	—	—	—	—
Terminated projects and acquisition transaction costs	4,367,000	855,000	—	—	—
Depreciation and amortization	54,044,000	48,488,000	40,637,000	33,550,000	19,870,000

Total expenses	147,028,000	105,797,000	88,947,000	73,689,000	46,868,000

Operating income	33,087,000	63,146,000	60,005,000	48,667,000	30,063,000

Non-operating income and expense:
Interest expense and amortization of deferred financing costs	(49,504,000)	(44,646,000)	(38,203,000)	(33,524,000)	(15,858,000)
Equity in income of unconsolidated joint ventures	1,098,000	956,000	634,000	70,000	—
Gain on sales of real estate	521,000	—	—	141,000	—
Interest income	63,000	284,000	788,000	641,000	91,000

Total non-operating income and expense	(47,822,000)	(43,406,000)	(36,781,000)	(32,672,000)	(15,767,000)

(Loss) income before discontinued operations	(14,735,000)	19,740,000	23,224,000	15,995,000	14,296,000

(Loss) income from discontinued operations	(2,833,000)	1,058,000	643,000	851,000	430,000
Gain on sales of discontinued operations	557,000	—	—	—	—

Net (loss) income	(17,011,000)	20,798,000	23,867,000	16,846,000	14,726,000

Minority interests in consolidated joint ventures	(772,000)	(2,157,000)	(1,415,000)	(1,202,000)	(1,270,000)
Limited partners’ interest in Operating Partnership	912,000	(468,000)	(627,000)	(389,000)	(296,000)

Net (loss) income attributible to Cedar Shopping Centers, Inc.	(16,871,000)	18,173,000	21,825,000	15,255,000	13,160,000

Preferred distribution requirements	(7,876,000)	(7,877,000)	(7,877,000)	(7,877,000)	(7,186,000)

Net (loss) income attributable to common shareholders	$(24,747,000)	$10,296,000	$13,948,000	$7,378,000	$5,974,000

Per common share (basic and diluted) attributable to common shareholders:
Continuing operations	$(0.49)	$0.21	$0.30	$0.20	$0.23
Discontinued operations	(0.05)	0.02	0.02	0.02	0.02

	$(0.54)	$0.23	$0.32	$0.22	$0.25

Amounts attributable to Cedar Shopping Centers, Inc. common shareholders, net of limited partners’ interest
(Loss) income from continuing operations	$(22,552,000)	$9,284,000	$13,333,000	$6,570,000	$5,564,000
(Loss) income from discontinued operations	(2,195,000)	1,012,000	615,000	808,000	410,000

Net (loss) income	$(24,747,000)	$10,296,000	$13,948,000	$7,378,000	$5,974,000

Dividends to common shareholders	$9,742,000	$40,027,000	$39,775,000	$29,333,000	$20,844,000
Per common share	$0.2025	$0.9000	$0.9000	$0.9000	$0.9000

Weighted average number of common shares outstanding:
Basic	46,234,000	44,475,000	44,193,000	32,926,000	23,988,000

Diluted	46,234,000	44,475,000	44,197,000	33,055,000	24,031,000

Item 6. Selected Financial Data (a) (continued)

	Years ended December 31,
	2009	2008	2007	2006	2005
Balance sheet data:

Real estate, net	$1,508,802,000	$1,412,783,000	$1,297,860,000	$974,032,000	$795,537,000
Real estate to be transferred to a joint venture	139,743,000	194,952,000	165,277,000	166,639,000	124,005,000
Real estate held for sale — discontinued operations	21,380,000	42,267,000	43,911,000	44,050,000	33,079,000
Investment in unconsolidated joint ventures	14,113,000	4,976,000	3,757,000	3,644,000	—
Other assets	101,080,000	80,050,000	92,290,000	66,797,000	46,623,000

Total assets	$1,785,118,000	$1,735,028,000	$1,603,095,000	$1,255,162,000	$999,244,000

Mortgages and loans payable	$945,974,000	$913,430,000	$757,979,000	$474,072,000	$460,506,000
Mortgage loans payable — real estate to be transferred to a joint venture	94,018,000	77,307,000	70,458,000	70,599,000	56,874,000
Mortgage loans payable — discontinued operations	12,455,000	22,736,000	23,077,000	23,402,000	10,411,000
Other liabilities	106,269,000	116,361,000	105,654,000	74,206,000	47,477,000

Total liabilities	1,158,716,000	1,129,834,000	957,168,000	642,279,000	575,268,000
Limited partners’ interest in Operating Partnership	12,638,000	14,257,000	15,570,000	19,608,000	16,657,000
Equity:
Cedar Shopping Centers, Inc. shareholders’ equity	538,456,000	523,521,000	557,849,000	574,311,000	390,164,000
Noncontrolling interests	75,308,000	67,416,000	72,508,000	18,964,000	17,155,000

Total equity	613,764,000	590,937,000	630,357,000	593,275,000	407,319,000

Total liabilities and equity	$1,785,118,000	$1,735,028,000	$1,603,095,000	$1,255,162,000	$999,244,000

Weighted average number of common shares:
Shares used in determination of basic earnings per share	46,234,000	44,475,000	44,193,000	32,926,000	23,988,000
Additional shares assuming conversion of OP Units (basic)	2,014,000	2,024,000	1,985,000	1,737,000	1,202,000

Shares used in determination of basic FFO per share	48,248,000	46,499,000	46,178,000	34,663,000	25,190,000

Shares used in determination of diluted earnings per share	46,234,000	44,475,000	44,197,000	33,055,000	24,031,000
Additional shares assuming conversion of OP Units (diluted)	2,014,000	2,024,000	1,990,000	1,747,000	1,206,000

Shares used in determination of diluted FFO per share	48,248,000	46,499,000	46,187,000	34,802,000	25,237,000

Other data:
Funds From Operations (“FFO”) (b)	$24,581,000	$56,859,000	$56,190,000	$41,954,000	$25,923,000

Per common share (assuming conversion of OP Units) (basic and diluted):	$0.51	$1.22	$1.22	$1.21	$1.03

Cash flows provided by (used in):
Operating activities	$51,942,000	$60,815,000	$53,503,000	$40,858,000	$26,738,000
Investing activities	$(70,026,000)	$(151,390,000)	$(192,432,000)	$(190,105,000)	$(323,225,000)
Financing activities	$27,017,000	$75,517,000	$143,735,000	$158,011,000	$296,823,000

Square feet of GLA	12,840,000	12,035,000	11,897,000	9,949,000	8,435,000
Percent leased (including development/redevelopment and other non-stabilized properties)	91%	92%	93%	93%	91%
Average annualized base rent per leased square foot	$11.53	$11.03	$10.74	$10.53	$10.40

(a)	The data presented reflect certain reclassifications of prior period amounts to comform to the 2009 presentation, principally (i) the retrospective reclassification, for all periods presented, of the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate, (ii) to refelect the reclassifications of the assets and liabilities of the properties transferred and to be transferred to the RioCan joint venture as “real estate to be transferred to a joint venture”, (iii) to reflect the reclassifications of the assets, liabilities and operating results for the sale and/or treatment as “held for sale” of certain operating properties and the treatment thereof as “discontinued operations”, and (iv) to reflect the retroactive valuation adjustments related to lease renewal options. The reclassifications and retroactive adjustments had no material impact on the previously-reported net income atttributable to common shareholders or earnings per share.

(b)	See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of Funds From Operations (“FFO”) to net (loss) income attributable to common shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
          The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers in mid-Atlantic and Northeast coastal states. At December 31, 2009, the Company owned and managed (both wholly-owned and in joint venture) a portfolio of 117 operating properties totaling approximately 12.8 million square feet of gross leasable area (“GLA”), including 93 wholly-owned properties comprising approximately 9.3 million square feet, 13 properties owned in joint venture (consolidated) comprising approximately 1.7 million square feet, seven properties transferred or to be transferred to a managed joint venture (unconsolidated) comprising approximately 1.2 million square feet, and four ground-up developments comprising approximately 0.6 million square feet. Excluding the four ground-up development properties, the 113 property portfolio was approximately 91% leased at December 31, 2009; the 99 property “stabilized” portfolio was approximately 95% leased at that date. The Company also owned approximately 196 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in another unconsolidated joint venture, which it does not manage, which owns a single-tenant office property in Philadelphia, Pennsylvania.
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
Discontinued Operations
     During 2009 and subsequent to December 31, 2009, the Company sold, or has treated as “held for sale”, 11 of its properties (primarily drug store/convenience centers), located in Ohio, Maryland and New York, aggregating 416,000 square feet of GLA, including the 6,000 square foot McDonalds/Waffle House, located in Medina, Ohio, the 10,000 square foot CVS property located in Westfield, New York, the 24,000 square foot Staples property located in Oswego, New York, the 32,000 square foot Discount Drug Mart Plaza located in Hudson, Ohio, the 38,000 square foot Discount Drug Mart Plaza located in Dover, Ohio, the 84,000 square foot Gabriel Brothers property located in Kent, Ohio, the 40,000 square foot Discount Drug Mart Plaza located in Carrollton, Ohio, the 20,000 square foot Pondside Plaza located in Geneseo, New York, the 50,000 square foot Discount Drug Mart Plaza located in Powell, Ohio, the 7,000 square foot Family Dollar convenience center located in Zanesville, Ohio, and the 105,000 square foot Long Reach Village property located in Columbia, Maryland. The aggregate sales prices for the 11 properties are approximately $33.3 million and the properties are subject to property-specific mortgage loans payable of approximately $22.4 million. In connection with these transactions, the Company recorded impairment charges aggregating $6.5 million (including $3.0 million subsequent to December 31, 2009), and has realized gain on sales of $727,000 (including $170,000 subsequent to December 31, 2009). The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable, have been reclassified as “held for sale” on the Company’s consolidated balance sheets at December 31, 2009 and 2008. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented.
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
Results of Operations
     Differences in results of operations between 2009 and 2008, and between 2008 and 2007, respectively, were primarily the result of the Company’s property acquisition/disposition program and continuing development/redevelopment activities. During the period January 1, 2008 through December 31, 2009, the Company acquired six shopping and convenience centers aggregating approximately 790,000 square feet of GLA, purchased the joint venture minority interests in four properties, and acquired approximately 181.7 acres of land for development, expansion and/or future development, for a total cost of approximately $189.0 million. In addition, the Company placed into service six ground-up developments having an aggregate cost of approximately $194.3 million. The Company sold or treated as “held for sale” 11 properties (primarily drug store/convenience centers) aggregating approximately 416,000 square feet of GLA for an aggregate sales price of approximately $33.3 million. In addition, in connection with the RioCan transactions, the Company has transferred or will be transferring seven properties to a joint venture with RioCan, aggregating approximately 1,167,000 square feet of GLA, and in connection with which it will have realized approximately $65 million in proceeds. Net (loss) income was ($17.0) million, $20.8 million and $23.9 million for 2009, 2008 and 2007, respectively.

Comparison of 2009 to 2008

						Properties
			Increase	Percent	Acquisitions	held in
	2009	2008	(decrease)	change	and other (ii)	both years
Total revenues	$180,115,000	$168,943,000	$11,172,000	7%	$11,888,000	(716,000)
Property operating expenses	54,815,000	47,868,000	6,947,000	15%	4,284,000	2,663,000
Depreciation and amortization	54,044,000	48,488,000	5,556,000	11%	7,548,000	(1,992,000)
General and administrative	10,166,000	8,586,000	1,580,000	18%	n/a	n/a
Impairment charges	23,636,000	—	23,636,000	n/a	n/a	n/a
Terminated projects and acquisition transaction costs	4,367,000	855,000	3,512,000	n/a	n/a	n/a
Non-operating income and expense, net (i)	47,822,000	43,406,000	4,416,000	10%	n/a	n/a
Discontinued operations:
Income from discontinued operations	726,000	1,058,000	(332,000)	n/a	n/a	n/a
Impairment charges	3,559,000	—	3,559,000	n/a	n/a	n/a
Gain on sales of discontinued operations	557,000	—	557,000	n/a	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), equity in income of unconsolidated joint ventures, and gain on sales of land parcels.

(ii)	Includes principally (a) the results of properties acquired after January 1, 2008, (b) unallocated property and construction management compensation and benefits (including stock-based compensation), (c) results of a property in Wyoming, Michigan where the then existing building improvements were demolished in the second quarter of 2008 as part of the redevelopment plans for the property and (d) results of ground-up development and re-development properties recently placed into service.
     Properties held in both periods. The Company held 100 properties throughout 2009 and 2008.
     Total revenues decreased primarily as a result of (i) a decrease in non-cash straight-line rents primarily as a result of early lease terminations ($1.1 million), (ii) a decrease in non-cash amortization of intangible lease liabilities primarily as a result of the completion of scheduled amortization at certain properties ($0.9 million) (which also resulted in a decrease in depreciation and amortization expense), (iii) a decrease in percentage rent ($153,000), and (iv) a decrease in base rents ($56,000), partially offset by (v) an increase in tenant recoveries ($1.2 million), predominately the result of an increase in billable property operating expenses, and (vi) an increase in other income ($258,000), predominately the result of lease termination income of $800,000 received in December 2009. In connection with the worsening economic climate beginning in the latter part of 2008 and continuing into 2009, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected limited circumstances, the aggregate amount of such relief granted had a limited impact on results of operations. However, there can be no assurance that the amount of such relief will not become more significant in future periods.
     Property operating expenses increased primarily as a result of (i) a net increase ($1.5 million) in expenses billable to tenants, primarily as a result of (a) an increase in real estate taxes from reassessments at recently-acquired or redeveloped properties ($1.4 million), (b) an increase in snow removal costs ($1.3 million), partially offset by (c) a decrease in insurance expense ($0.4 million), (d) a decrease in repairs and maintenance expenses ($0.2 million), (e) a decrease in landscaping expense ($0.1 million), and (f) a decrease in a number of smaller operating expense categories ($0.5 million), and (ii) an increase in the provision for doubtful accounts primarily as a result of the more challenging economic conditions in 2009 for a number of non-core tenants ($1.5 million), which is partially offset by (iii) a decrease in expenses not billable to tenants ($0.3 million).
     Depreciation and amortization expenses included under “acquisitions and other” reflects the acceleration of depreciation expense ($6.1 million) at two properties at which the Company demolished portions of buildings as part of the redevelopment plans for those properties.
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
     Terminated projects and acquisition transaction costs for 2009 includes (i) the acquisition transaction costs associated with the two acquisitions completed during 2009 ($1.3 million, of which the noncontrolling interests’ share was $0.8 million), (ii) the decision to terminate potential development opportunities in Milford, Delaware and Ephrata, Pennsylvania (an aggregate of $2.8 million), and (iii) the costs primarily associated with a cancelled acquisition. Terminated projects and acquisition transaction costs for 2008 include (i) the decision to terminate potential development opportunities primarily in Ephrata, Pennsylvania and Roanoke, Virginia (an aggregate of $652,000) and (ii) costs incurred related to a canceled potential joint venture ($203,000).
     Non-operating income and expense, net, increased primarily a result of (i) higher amortization of deferred financing costs ($1.9 million) resulting from (a) extending the secured revolving stabilized property credit facility, originally in January 2009 and again in November 2009, and (b) the secured revolving development property credit facility and the property-specific construction facility, having closed in June 2008 and September 2008, respectively, being outstanding throughout all of 2009, (ii) higher loan balances outstanding principally to fund the equity portions of acquisitions and development activities ($3.0 million), and (iii) reduction in interest income ($0.2 million), partially offset by (iv) gain on sales of land parcels ($0.5 million) and (v) an increase in equity in income of unconsolidated joint venture ($0.1 million).
     Discontinued operations for 2009 and 2008 include the results of operations and, where applicable, gain on sales ($557,000) and impairment charges ($3.6 million), for properties (primarily drug store/convenience centers) which the Company sold or treated as “held for sale” during 2009 and subsequent to December 31, 2009, located in Ohio, Maryland and New York, aggregating 416,000 square feet of GLA, as more fully discussed elsewhere in this report.

Comparison of 2008 to 2007

						Properties
			Increase	Percent	Acquisitions	held in
	2008	2007	(decrease)	change	and other (ii)	both years
Total revenues	$168,943,000	$148,952,000	$19,991,000	13%	$21,174,000	(1,183,000)
Property operating expenses	47,868,000	39,269,000	8,599,000	22%	7,080,000	1,519,000
Depreciation and amortization	48,488,000	40,637,000	7,851,000	19%	7,887,000	(36,000)
General and administrative	8,586,000	9,041,000	(455,000)	-5%	n/a	n/a
Terminated projects and acquisition transaction costs	855,000	—	855,000	n/a	n/a	n/a
Non-operating income and expense, net (i)	43,406,000	36,781,000	6,625,000	18%	n/a	n/a
Discontinued operations:
Income from discontinued operations	1,058,000	643,000	415,000	n/a	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization of deferred financing costs), equity in income of an unconsolidated joint venture.

(ii)	Includes principally (a) the results of properties acquired after January 1, 2007, (b) unallocated property and construction management compensation and benefits (including stock-based compensation), (c) results of a property in Wyoming, Michigan where the then existing building improvements were demolished in the second quarter of 2008 as part of the redevelopment plans for the property and (d) results of ground-up development and re-development properties recently placed into service.
Properties held in both periods. The Company held 79 properties throughout 2008 and 2007.
     Total revenues decreased primarily as a result of (i) a decrease in tenant recoveries primarily due to a higher collection rate in 2007 due to billing system improvements made in 2006 and 2007 ($681,000), (ii) a decrease in percentage rent ($589,000), (iii) a net decrease ($16,000) in non-cash amortization of intangible lease liabilities (iv) a decrease in straight-line rental income ($1,046,000), which is partially offset by an increase in base rent ($932,000), and (v) an increase in other income ($217,000). In connection with the worsening economic climate beginning in the latter part of 2008 and continuing into 2009, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected limited circumstances, the aggregate amount of such relief granted had a limited impact on results of operations.
     Property operating expenses increased as a result of (i) an increase in real estate and other property-related taxes, related principally to reassessments of properties previously acquired and completed development and re-developed projects ($545,000), (ii) an increase in the provision for doubtful accounts primarily due to a higher collection rate in 2007 due to billing system improvements made in 2006 and 2007 ($827,000), (iii) an increase in non-billable expenses ($401,000), (iii) an increase in a number of other operating expenses ($190,000), which is partially offset by (iv) a decrease in snow removal costs ($444,000).
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
     Non-operating income and expense, net, increased primarily as a result of (i) increased interest costs from borrowings related to property acquisitions and acquisitions of a joint venture partner’s interest ($5,885,000), (ii) higher amortization of deferred financing costs ($556,000), (iii) lower interest income ($505,000) as a result of lower prevailing interest rates and a change in the cash management plan, partially off-set by (iv) earnings from an unconsolidated joint venture acquired in November 2006 and an additional investment in the unconsolidated joint venture made in April 2008 ($321,000).
     Discontinued operations for 2008 and 2007 include the results of operations for properties (primarily drug store/convenience centers) which the Company sold or treated as “held for sale” during 2009 and subsequent to December 31, 2009, located in Ohio, Maryland and New York, aggregating 416,000 square feet of GLA, as more fully discussed elsewhere in this report.
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
     Mortgage loans payable at December 31, 2009 consisted of fixed-rate notes totaling $606.1 million, with a weighted average interest rate of 5.8%, and variable-rate debt totaling $82.2 million, with a weighted average interest rate of 3.4%. Total mortgage loans payable and secured revolving credit facilities have an overall weighted average interest rate of 5.3% and mature at various dates through 2029. For 2010, the Company has approximately $8.0 million of scheduled debt principal amortization payments and $12.3 million of balloon payments.
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
Contractual obligations and commercial commitments
     The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at December 31, 2009 (in thousands):

	Maturity Date
	2010	2011	2012	2013	2014	Thereafter	Total
Debt:
Mortgage loans payable (i) (ii)	$20,335,000	$90,962,000	$39,533,000	$64,091,000	$119,458,000	$353,910,000	$688,289,000
Stabilized property credit facility (iii)	—	—	187,985,000	—	—	—	187,985,000
Development property credit facility (iii)	—	69,700,000	—	—	—	—	69,700,000
Interest payments (iv)	48,498,000	47,193,000	44,142,000	28,709,000	22,908,000	23,016,000	214,466,000
Operating lease obligations	1,150,000	1,213,000	1,219,000	1,234,000	1,250,000	21,519,000	27,585,000

Total	$69,983,000	$209,068,000	$272,879,000	$94,034,000	$143,616,000	$398,445,000	$1,188,025,000

(i)	Does not include: (a) the $15.3 million mortgage loan payable by the Company’s 76.3% owned unconsolidated joint venture, which is due in May 2011, (b) mortgage loans payable applicable to the seven properties transferred or to be transferred to the RioCan joint venture, or (c) mortgage loans payable applicable to discontinued operations.

(ii)	Mortgage loans payable for 2011 includes $61.2 million applicable to property-specific structured financing which is subject to a one-year extension option.

(iii)	Subject to a one-year extension option.

(iv)	Represents interest payments expected to be incurred on the Company’s consolidated debt obligation as of December 31, 2009 inclusive of capitalized interest. For variable rate debt, the rate in effect at December 31, 2009 is assumed to remain in effect until the maturities of the respective obligations. Does not include interest payments to be incurred on debt obligations applicable to unconsolidated joint ventures or discontinued operations.
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

	2009	2008	2007
Net (loss) income attributable to common shareholders	$(24,747,000)	$10,296,000	$13,948,000
Add (deduct):
Real estate depreciation and amortization	55,391,000	49,732,000	42,068,000
Noncontrolling interests:
Limited partners’ interest	(912,000)	468,000	627,000
Minority interests in consolidated joint ventures	772,000	2,157,000	1,415,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(5,787,000)	(6,134,000)	(2,139,000)
Equity in income of unconsolidated joint ventures	(1,098,000)	(956,000)	(634,000)
FFO from unconsolidated joint ventures	1,519,000	1,296,000	905,000
Gain on sales of discontinued operations	(557,000)	—	—

Funds From Operations	$24,581,000	$56,859,000	$56,190,000

FFO per common share (assuming conversion of OP Units)
Basic and diluted	$0.51	$1.22	$1.22

Weighted average number of common shares:
Shares used in determination of basic earnings per share	46,234,000	44,475,000	44,193,000
Additional shares assuming conversion of OP Units (basic)	2,014,000	2,024,000	1,985,000

Shares used in determination of basic FFO per share	48,248,000	46,499,000	46,178,000

Shares used in determination of diluted earnings per share	46,234,000	44,475,000	44,197,000
Additional shares assuming conversion of OP Units (diluted)	2,014,000	2,024,000	1,990,000

Shares used in determination of diluted FFO per share	48,248,000	46,499,000	46,187,000

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
     At December 31, 2009, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $606.1 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $339.9 million of variable-rate debt (including $257.7 million in advances under the Company’s revolving credit facilities) was 4.4%. The secured revolving stabilized property credit facility matures in January 2012, subject to a one-year extension option. The secured revolving development property credit facility matures in June 2011, subject to a one-year extension option. With respect to $151.9 million of variable-rate debt outstanding at December 31, 2009, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $1.5 million per annum. With respect to the remaining $188.0 million of variable-rate debt outstanding at December 31, 2009, represented by the Company’s secured revolving stabilized property credit facility, interest is based on LIBOR with a 200 bps LIBOR floor. Accordingly, if interest rates either increase or decrease by 1%, the Company’s interest cost applicable on this line would increase by approximately $1.9 million per annum only if LIBOR was in excess of 2.0% per annum.

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
As discussed in Note 2 to the consolidated financial statements, the 2009, 2008 and 2007 financial statements and related financial statement schedule have been restated to correct for the accounting of certain lease intangibles.
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
/s/ ERNST & YOUNG LLP
New York, New York
March 15, 2010
except for Notes 2 and 3,
as to which the date is August 12, 2010

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Real estate:
Land	$356,366,000	$326,623,000
Buildings and improvements	1,316,315,000	1,209,967,000

	1,672,681,000	1,536,590,000
Less accumulated depreciation	(163,879,000)	(123,807,000)

Real estate, net	1,508,802,000	1,412,783,000

Real estate to be transferred to a joint venture	139,743,000	194,952,000
Real estate held for sale — discontinued operations	21,380,000	42,267,000
Investment in unconsolidated joint ventures	14,113,000	4,976,000

Cash and cash equivalents	17,164,000	8,231,000
Restricted cash	14,075,000	14,004,000
Rents and other receivables, net	9,745,000	5,818,000
Straight-line rents	14,545,000	12,255,000
Other assets	8,809,000	9,403,000
Deferred charges, net	36,742,000	30,339,000

Total assets	$1,785,118,000	$1,735,028,000

Liabilities and equity
Mortgage loans payable	$688,289,000	$608,940,000
Mortgage loans payable — real estate to be transferred to a joint venture	94,018,000	77,307,000
Mortgage loans payable — real estate held for sale — discontinued operations	12,455,000	22,736,000
Secured revolving credit facilities	257,685,000	304,490,000
Accounts payable and accrued liabilities	46,902,000	46,548,000
Unamortized intangible lease liabilities	53,733,000	63,048,000
Liabilities — real estate held for sale and real estate to be transferred to a joint venture	5,634,000	6,765,000

Total liabilities	1,158,716,000	1,129,834,000

Limited partners’ interest in Operating Partnership	12,638,000	14,257,000

Commitments and contingencies	—	—

Equity:
Cedar Shopping Centers, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 3,550,000 shares issued and outstanding)	88,750,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 52,139,000 and 44,468,000 shares, respectively, issued and outstanding)	3,128,000	2,668,000
Treasury stock (981,000 and 713,000 shares, respectively, at cost)	(9,688,000)	(9,175,000)
Additional paid-in capital	621,299,000	576,086,000
Cumulative distributions in excess of net income	(162,041,000)	(127,552,000)
Accumulated other comprehensive loss	(2,992,000)	(7,256,000)

Total Cedar Shopping Centers, Inc. shareholders’ equity	538,456,000	523,521,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	67,229,000	58,150,000
Limited partners’ interest in Operating Partnership	8,079,000	9,266,000

Total noncontrolling interests	75,308,000	67,416,000

Total equity	613,764,000	590,937,000

Total liabilities and equity	$1,785,118,000	$1,735,028,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2009	2008	2007
Revenues:
Rents	$144,231,000	$136,217,000	$119,321,000
Expense recoveries	34,469,000	31,543,000	27,864,000
Other	1,415,000	1,183,000	1,767,000

Total revenues	180,115,000	168,943,000	148,952,000

Expenses:
Operating, maintenance and management	33,955,000	28,989,000	24,000,000
Real estate and other property-related taxes	20,860,000	18,879,000	15,269,000
General and administrative	10,166,000	8,586,000	9,041,000
Impairments	23,636,000	—	—
Terminated projects and acquisition transaction costs	4,367,000	855,000	—
Depreciation and amortization	54,044,000	48,488,000	40,637,000

Total expenses	147,028,000	105,797,000	88,947,000

Operating income	33,087,000	63,146,000	60,005,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(49,504,000)	(44,646,000)	(38,203,000)
Interest income	63,000	284,000	788,000
Equity in income of unconsolidated joint ventures	1,098,000	956,000	634,000
Gain on sales of land parcels	521,000	—	—

Total non-operating income and expense	(47,822,000)	(43,406,000)	(36,781,000)

(Loss) income before discontinued operations	(14,735,000)	19,740,000	23,224,000

(Loss) income from discontinued operations	(2,833,000)	1,058,000	643,000
Gain on sales of discontinued operations	557,000	—	—

Total discontinued operations	(2,276,000)	1,058,000	643,000

Net (loss) income	(17,011,000)	20,798,000	23,867,000

Less, net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(772,000)	(2,157,000)	(1,415,000)
Limited partners’ interest in Operating Partnership	912,000	(468,000)	(627,000)

Total net (income) loss attributable to noncontrolling interests	140,000	(2,625,000)	(2,042,000)

Net (loss) income attributable to Cedar Shopping Centers, Inc.	(16,871,000)	18,173,000	21,825,000

Preferred distribution requirements	(7,876,000)	(7,877,000)	(7,877,000)

Net (loss) income attributable to common shareholders	$(24,747,000)	$10,296,000	$13,948,000

Per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.49)	$0.21	$0.30
Discontinued operations	(0.05)	0.02	0.02

	$(0.54)	$0.23	$0.32

Amounts attributable to Cedar Shopping Centers, Inc. common shareholders, net of limited partners’ interest:
(Loss) income from continuing operations	$(22,552,000)	$9,284,000	$13,333,000
(Loss) income from discontinued operations	(2,732,000)	1,012,000	615,000
Gain on sales of discontinued operations	537,000	—	—

Net (loss) income	$(24,747,000)	$10,296,000	$13,948,000

Weighted average number of common shares outstanding	46,234,000	44,475,000	44,193,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Equity
Years ended December 31, 2009, 2008 and 2007

	Cedar Shopping Centers, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss) income	Total
Balance, December 31, 2006	3,550,000	$88,750,000	43,773,000	$2,626,000	$(6,378,000)	$564,639,000	$(75,472,000)	$146,000	$574,311,000

Net income							21,825,000		21,825,000
Unrealized loss on change in fair value of cash flow hedges								(82,000)	(82,000)

Total other comprehensive income									21,743,000

Deferred compensation activity, net			186,000	11,000	(1,814,000)	3,949,000			2,146,000
Net proceeds from sale of common stock			275,000	17,000		4,115,000			4,132,000
Conversion of OP units into common stock			4,000	—		45,000			45,000
Preferred distribution requirements							(7,877,000)		(7,877,000)
Distributions to common shareholders/ noncontrolling interests							(39,775,000)		(39,775,000)
Additional noncontrolling interests’ shares									—
Reallocation adjustment of limited partners’ interest						(354,000)			(354,000)
Adjustment of Mezz OP Units to redemption value							3,478,000		3,478,000

Balance, December 31, 2007	3,550,000	88,750,000	44,238,000	2,654,000	(8,192,000)	572,394,000	(97,821,000)	64,000	557,849,000

Net income							18,173,000		18,173,000
Unrealized loss on change in fair value of cash flow hedges								(7,320,000)	(7,320,000)

Total other comprehensive income									10,853,000

Deferred compensation activity, net			225,000	13,000	(983,000)	3,342,000			2,372,000
Conversion of OP units into common stock			5,000	1,000		67,000			68,000
Preferred distribution requirements							(7,877,000)		(7,877,000)
Distributions to common shareholders/ noncontrolling interests							(40,027,000)		(40,027,000)
Additional noncontrolling interests’ shares									—
Purchase/redemption of noncontrolling interests’ shares									—
Reallocation adjustment of limited partners’ interest						283,000			283,000

Balance, December 31, 2008	3,550,000	88,750,000	44,468,000	2,668,000	(9,175,000)	576,086,000	(127,552,000)	(7,256,000)	523,521,000

Net loss							(16,871,000)		(16,871,000)
Unrealized gain on change in fair value of cash flow hedges								4,264,000	4,264,000

Total other comprehensive loss									(12,607,000)

Deferred compensation activity, net			570,000	34,000	(513,000)	3,070,000			2,591,000
Net proceeds from the sales of common stock and issuance of warrants			7,089,000	425,000		40,465,000			40,890,000
Conversion of OP units into common stock			12,000	1,000		130,000			131,000
Preferred distribution requirements							(7,876,000)		(7,876,000)
Distributions to common shareholders/ noncontrolling interests							(9,742,000)		(9,742,000)
Reallocation adjustment of limited partners’ interest						1,548,000			1,548,000
Additional noncontrolling interests’ shares

Balance, December 31, 2009	3,550,000	$88,750,000	52,139,000	$3,128,000	$(9,688,000)	$621,299,000	$(162,041,000)	$(2,992,000)	$538,456,000

See accompanying notes to consolidated financial statements.

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity
Balance, December 31, 2006	$9,132,000	$9,832,000	$18,964,000	$593,275,000

Net income	1,415,000	238,000	1,653,000	23,478,000
Unrealized loss on change in fair value of cash flow hedges	(200,000)	(2,000)	(202,000)	(284,000)

Total other comprehensive income	1,215,000	236,000	1,451,000	23,194,000

Deferred compensation activity, net	—	—	—	2,146,000
Net proceeds from sale of common stock	—	—	—	4,132,000
Conversion of OP units into common stock		(45,000)	(45,000)	—
Preferred distribution requirements	—	—	—	(7,877,000)
Distributions to common shareholders/ noncontrolling interests	(1,063,000)	(681,000)	(1,744,000)	(41,519,000)
Additional noncontrolling interests’ shares	53,118,000	570,000	53,688,000	53,688,000
Reallocation adjustment of limited partners’ interest	—	194,000	194,000	(160,000)
Adjustment of Mezz OP Units to redemption value	—	—	—	3,478,000

Balance, December 31, 2007	62,402,000	10,106,000	72,508,000	630,357,000

Net income	2,157,000	183,000	2,340,000	20,513,000
Unrealized loss on change in fair value of cash flow hedges	(336,000)	(129,000)	(465,000)	(7,785,000)

Total other comprehensive income	1,821,000	54,000	1,875,000	12,728,000

Deferred compensation activity, net	—	—	—	2,372,000
Conversion of OP units into common stock	—	(68,000)	(68,000)	—
Preferred distribution requirements	—	—	—	(7,877,000)
Distributions to common shareholders/ noncontrolling interests	(3,427,000)	(717,000)	(4,144,000)	(44,171,000)
Additional noncontrolling interests’ shares	6,364,000		6,364,000	6,364,000
Purchase/redemption of noncontrolling interests’ shares	(9,010,000)		(9,010,000)	(9,010,000)
Reallocation adjustment of limited partners’ interest	—	(109,000)	(109,000)	174,000

Balance, December 31, 2008	58,150,000	9,266,000	67,416,000	590,937,000

Net loss	772,000	(361,000)	411,000	(16,460,000)
Unrealized gain on change in fair value of cash flow hedges	—	79,000	79,000	4,343,000

Total other comprehensive loss	772,000	(282,000)	490,000	(12,117,000)

Deferred compensation activity, net	—	—	—	2,591,000
Net proceeds from the sales of common stock and issuance of warrants	—	—	—	40,890,000
Conversion of OP units into common stock	—	(131,000)	(131,000)	—
Preferred distribution requirements	—	—	—	(7,876,000)
Distributions to common shareholders/ noncontrolling interests	(3,905,000)	(167,000)	(4,072,000)	(13,814,000)
Reallocation adjustment of limited partners’ interest	—	(607,000)	(607,000)	941,000
Additional noncontrolling interests’ shares	12,212,000	—	12,212,000	12,212,000

Balance, December 31, 2009	$67,229,000	$8,079,000	$75,308,000	$613,764,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2009	2008	2007
Cash flow from operating activities:
Net (loss) income	$(17,011,000)	$20,798,000	$23,867,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash provisions:
Equity in income of unconsolidated joint ventures	(1,098,000)	(956,000)	(634,000)
Distributions from unconsolidated joint ventures	921,000	834,000	529,000
Impairments	23,636,000	—	—
Terminated projects	3,094,000	463,000	—
Impairment — discontinued operations	3,559,000	—	—
Gain on sales of real estate	(1,078,000)	—	—
Straight-line rents	(2,874,000)	(2,876,000)	(3,451,000)
Depreciation and amortization	55,391,000	50,013,000	42,310,000
Amortization of intangible lease liabilities	(13,522,000)	(14,409,000)	(10,892,000)
Amortization/market price adjustments relating to stock-based compensation	2,433,000	1,099,000	1,306,000
Amortization of deferred financing costs	3,648,000	1,790,000	1,233,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(2,555,000)	1,822,000	(2,548,000)
Prepaid expenses and other	(5,168,000)	153,000	(4,265,000)
Accounts payable and accrued liabilities	2,566,000	2,084,000	6,048,000

Net cash provided by operating activities	51,942,000	60,815,000	53,503,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(108,300,000)	(131,874,000)	(187,497,000)
Proceeds from transfers to unconsolidated joint venture	32,089,000	—	—
Net proceeds from sales of real estate	6,752,000	—	—
Purchase of consolidated joint venture minority interests	—	(17,454,000)	—
Investment in unconsolidated joint venture	(350,000)	(1,097,000)	(8,000)
Construction escrows and other	(217,000)	(965,000)	(4,927,000)

Net cash used in investing activities	(70,026,000)	(151,390,000)	(192,432,000)

Cash flow from financing activities:
Net (repayments)/advances (to)/from revolving credit facilities	(46,805,000)	114,050,000	121,970,000
Proceeds from mortgage financings	60,950,000	106,738,000	34,493,000
Mortgage repayments	(18,203,000)	(93,317,000)	(16,177,000)
Payments of debt financing costs	(9,973,000)	(5,062,000)	(3,187,000)
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	12,212,000	6,383,000	53,229,000
Distributions to consolidated joint venture minority interests	(3,905,000)	(3,427,000)	(1,063,000)
Redemption of Operating Partnership Units	—	(122,000)	—
Distributions to limited partners	(227,000)	(1,822,000)	(1,788,000)
Proceeds from the sales of common stock	40,890,000	—	3,910,000
Proceeds from standby equity advance not settled	5,000,000	—	—
Preferred stock distributions	(7,876,000)	(7,877,000)	(7,877,000)
Distributions to common shareholders	(5,046,000)	(40,027,000)	(39,775,000)

Net cash provided by financing activities	27,017,000	75,517,000	143,735,000

Net increase (decrease) in cash and cash equivalents	8,933,000	(15,058,000)	4,806,000
Cash and cash equivalents at beginning of period	8,231,000	23,289,000	18,483,000

Cash and cash equivalents at end of period	$17,164,000	$8,231,000	$23,289,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominately in coastal mid-Atlantic and New England states. At December 31, 2009, the Company owned and managed 117 operating properties.
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
Note 2. Intangible Lease Asset/Liability
     The Company determined that at the time it acquired certain properties during 2003 through 2009, it had underprovided for certain identifiable intangible lease liabilities relating to fixed-price renewal options that were at below-market rates. At the time such properties were acquired, the Company determined the fair value of such renewal options to be immaterial, based upon the Company’s assessment of a very low probability that any of such renewal options would be exercised. Accordingly, at the time of acquisition, the Company assigned a zero value to such renewal options. The Company has reconsidered these determinations, and concluded that option renewal periods should have been valued with respect to certain of the leases. Using the updated assumptions, the Company determined the December 31, 2009 carrying amounts of unamortized intangible lease liabilities and real estate, net, to be understated by $8,429,000 and $7,688,000, respectively (the latter amount net of $741,000, representing the cumulative understated depreciation expense for the period 2003 through, 2009). In addition, total equity and limited partners’ interest in the Operating Partnership were overstated by $723,000 and $18,000, respectively, as of December 31, 2009, reflecting the aforementioned cumulative depreciation adjustment. At the time the adjustment was identified, the Company determined that the aforementioned adjustments were immaterial to any full year’s consolidated financial statements; however, the Company did determine that recording the adjustments entirely in any quarterly period subsequent to December 31, 2009 would be material to the consolidated statement of operations for that period. Accordingly, as provided by the SEC’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, such adjustments have been retroactively reflected in the

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
consolidated balance sheets at December 31, 2009 and 2008 and the consolidated statements of operations for each of the three years in the period ended December 31, 2009.
     The following tables summarize the impact of these adjustments on the Company’s consolidated financial statements:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

	December 31, 2009
		Inangible lease	Discontinued
		liability	operations
	As reported	adjustment	adjustment (a)	As revised
Real estate	$1,675,322,000	$8,429,000	$(11,070,000)	$1,672,681,000
Less accumulated depreciation	(164,615,000)	(741,000)	1,477,000	(163,879,000)

Real estate, net	$1,510,707,000	$7,688,000	$(9,593,000)	$1,508,802,000

Real estate held for sale — discontinued operations	$11,599,000	$—	$9,781,000	$21,380,000

Unamortized intangible lease liabilities	$46,643,000	$8,429,000	$(1,339,000)	$53,733,000

Liabilities — real estate held for sale	$4,295,000	$—	$1,339,000	$5,634,000

Limited partners’ interest in Operating Partnership	$12,656,000	$(18,000)	$—	$12,638,000

Total equity	$614,487,000	$(723,000)	$—	$613,764,000

	December 31, 2008
		Inangible lease	Discontinued
		liability	operations
	As reported	adjustment	adjustment (a)	As revised
Real estate	$1,539,213,000	$8,429,000	$(11,052,000)	$1,536,590,000
Less accumulated depreciation	(124,387,000)	(529,000)	1,109,000	(123,807,000)

Real estate, net	$1,414,826,000	$7,900,000	$(9,943,000)	$1,412,783,000

Real estate held for sale — discontinued operations	$32,063,000	$—	$10,204,000	$42,267,000

Unamortized intangible lease liabilities	$56,122,000	$8,429,000	$(1,503,000)	$63,048,000

Liabilities — real estate held for sale	$5,262,000	$—	$1,503,000	$6,765,000

Limited partners’ interest in Operating Partnership	$14,271,000	$(14,000)	$—	$14,257,000

Total equity	$591,452,000	$(515,000)	$—	$590,937,000

	Year ended December 31, 2009
		Inangible lease	Discontinued
		liability	operations
	As reported	adjustment	adjustment (a)		As revised
Depreciation and amortization expense (a)	$54,257,000	$212,000	$(425,000)		$54,044,000

Net (loss) attributable to common shareholders	$(24,543,000)	$(204,000)	$—	(b)	$(24,747,000)

Per common share (basic and diluted)	$(0.53)	$(0.01)	$—		$(0.54)

	Year ended December 31, 2008
		Inangible lease	Discontinued
		liability	operations
	As reported	adjustment	adjustment (a)		As revised
Depreciation and amortization expense (a)	$48,741,000	$211,000	$(464,000)		$48,488,000

Net income attributable to common shareholders	$10,498,000	$(202,000)	$—	(b)	$10,296,000

Per common share (basic and diluted)	$0.24	$(0.01)	$—		$0.23

	Year ended December 31, 2007
		Inangible lease	Discontinued
		liability	operations
	As reported	adjustment	adjustment (a)		As revised
Depreciation and amortization expense (a)	$41,004,000	$150,000	$(517,000)		$40,637,000

Net income attributable to common shareholders	$14,092,000	$(144,000)	$—	(b)	$13,948,000

Per common share (basic and diluted)	$0.32	$—	$—		$0.32

(a)	Includes other retroactive adjustments for the sales of properties, where the applicable net assets and results of operations have been treated as “held for sale” and “income (loss) from discontinued operations”, respectively.

(b)	Net of noncontrolling interests (limited partners’ interest).

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
     With respect to the Company’s 2009 acquisitions, the fair values of in-place leases and other intangibles have been allocated to the intangible asset and liability accounts. Such allocations are preliminary and are based on information and estimates available as of the respective dates of acquisition. As final information becomes available and is refined, appropriate adjustments are made to the purchase price allocations, which are finalized within twelve months of the respective dates of acquisition. Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $53.7 million and $63.0 million at December 31, 2009 and 2008, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $13.2 million, $14.1 million and $10.6 million for 2009, 2008 and 2007, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $13.7 million, $14.2 million and $12.6 million for 2009, 2008 and 2007, respectively.
     The unamortized balance of intangible lease liabilities of $53.7 million at December 31, 2009 is net of accumulated amortization of $51.9 million, and will be credited to future operations through 2043 as follows:

2010	$8,544,000
2011	7,044,000
2012	6,363,000
2013	5,956,000
2014	5,335,000
Thereafter	20,491,000

$53,733,000

Note 3. Discontinued operations
     During 2009 and subsequent to December 31, 2009, the Company sold, or has treated as “held for sale”, 11 of its properties (primarily drug store/convenience centers), located in Ohio, Maryland and New York, including the McDonalds/Waffle House property, located in Medina, Ohio, the CVS property located in Westfield, New York, the Staples property located in Oswego, New York, the Hudson Ohio Discount Drug Mart Plaza, the Dover Ohio Discount Drug Mart Plaza, the Gabriel Brothers property located in Kent, Ohio, the Carrollton Ohio Discount Drug Mart Plaza, the Pondside Plaza located in Geneseo, New York, the Powell Ohio Discount Drug Mart Plaza, the 7,000 square foot Family Dollar convenience center located in Zanesville, Ohio, and the 105,000 square foot Long Reach Village property located in Columbia, Maryland. The aggregate sales prices for the 11 properties is approximately $33.3 million, including property-specific mortgage loans payable of approximately $22.4 million. In connection with these transactions, the Company recorded impairment charges aggregating $6.5 million (including $3.0 million subsequent to December 31, 2009), and has realized gain on sales of $727,000 (including $170,000 subsequent to December 31, 2009). The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable to be assumed, have been reclassified as “held for sale” on the Company’s consolidated balance sheets at December 31, 2009 and 2008. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
     The following is a summary of the results of operations from discontinued operations for 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
Revenues:
Rents	$3,754,000	$4,203,000	$4,134,000
Expense recoveries	1,223,000	1,334,000	1,361,000

Total revenues	4,977,000	5,537,000	5,495,000

Expenses:
Operating, maintenance and management	950,000	848,000	1,053,000
Real estate and other property-related taxes	753,000	795,000	800,000
Depreciation and amortization	1,368,000	1,525,000	1,673,000
Interest expense	1,180,000	1,311,000	1,326,000

	4,251,000	4,479,000	4,852,000

Income from discontinued operations before impairment charges	726,000	1,058,000	643,000
Impairment charges	(3,559,000)	—	—

(Loss) income from discontinued operations	$(2,833,000)	$1,058,000	$643,000

Gain on sales of discontinued operations	$557,000	$—	$—

Note 4. Summary of Significant Accounting Policies
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
     The consolidated financial statements reflect certain reclassifications of prior period amounts to conform to the 2009 presentation, principally (i) the retrospective reclassification, for all periods presented, of the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate (certain non-controlling interests of the Company will continue to be classified in the mezzanine section of the balance sheet as these redeemable OP Units (“Mezz OP Units”) do not meet the requirements for equity classification), (ii) to reflect the reclassifications of the assets and liabilities of the properties transferred and to be transferred to the RioCan joint venture as “real estate to be transferred to a joint venture”, (iii) to reflect the retroactive valuation adjustments relating to lease renewal options, and (iv) to reflect the sale and/or treatment as

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
“held for sale” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no material impact on previously-reported net income attributable to common shareholders or earnings per share.
Real Estate Investments and Discontinued Operations
     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years. Depreciation expense amounted to $50.2 million, $44.5 million and $37.4 million for 2009, 2008 and 2007, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred, and amounted to $2.2 million, $2.2 million and $1.7 million for 2009, 2008 and 2007, respectively.
     Upon the sale (or classification as “held for sale”) or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or impairment loss, if any, is reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to reflect the sold properties’ operations as discontinued.
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
     In October 2009, the Company entered into the RioCan transactions (more fully described below), and recorded a net impairment charge aggregating $23.6 million based on the indicated values and costs of the contract of sale of an 80% interest in seven properties transferred or to be transferred to the RioCan joint venture. Insofar as the Company has and will have a continued involvement with these properties (it exercises significant influence through 20% interest retained and provides property management and other services), the accounting treatment presentation on the accompanying consolidated balance sheet is to reflect the Company’s applicable carrying values as “real estate to be transferred to a joint venture” retroactively for all periods presented, whereas the accounting treatment presentation on the accompanying consolidated statements of operations is to reflect the results of the properties’ operations prospectively following their transfer to the joint venture as “equity in income of unconsolidated joint ventures” with no reclassification adjustments for discontinued operations. Revenues included in the accompanying statement of operations for the seven properties transferred or to be transferred to the RioCan joint venture aggregated $18.6 million, $17.7 million and $16.6 million, respectively, for 2009, 2008 and 2007.
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
     During 2009 and subsequent to December 31, 2009, the Company sold, or has treated as “held for sale”, 11 of its properties (primarily drug store/convenience centers), located in Ohio, Maryland and New York. In connection with these transactions, the Company recorded impairment charges aggregating $6.5 million (including $3.0 million subsequent to December 31, 2009).
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
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $5.3 million and $3.0 million at December 31, 2009 and 2008, respectively. The provision for doubtful accounts (included in operating, maintenance and

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
management expenses) was $3.9 million, $1.9 million and $0.7 million in 2009, 2008 and 2007, respectively.
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
     Total revenues from properties located in Pennsylvania, Massachusetts and Connecticut amounted to 47.0%, 13.3%, 11.6%, 49.0%, 14.0%, 8.7%, and 55.2%, 11.3%, 8.2%, of consolidated total revenues in 2009, 2008 and 2007, respectively.
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

Deferred Charges, Net
     Deferred charges at December 31, 2009 and 2008 are net of accumulated amortization and are comprised of the following:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009

	December 31,
	2009	2008
Lease origination costs (i)	$17,696,000	$16,945,000
Financing costs (ii)	16,833,000	10,772,000
Other	2,213,000	2,622,000

	$36,742,000	$30,339,000

(i)	Lease origination costs include the amortized balance of intangible lease assets resulting from purchase accounting allocations of $9,992,000 and $11,397,000, respectively.

(ii)	Financing costs are incurred in connection with the Company’s credit facilities and other long-term debt.
     Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $7.3 million, $5.4 million and $4.2 million for 2009, 2008 and 2007, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs are net of accumulated amortization of $13.8 million and $12.3 million, respectively, and will be charged to future operations as follows (lease origination costs through 2033, and financing costs through 2029):

	Lease
	origination	Financing
	costs	costs
Non-amortizing (i)	$397,000	$174,000
2010	2,590,000	5,265,000
2011	2,257,000	5,044,000
2012	1,987,000	4,155,000
2013	1,747,000	917,000
2014	1,431,000	497,000
Thereafter	7,287,000	781,000

	$17,696,000	$16,833,000

(i)	Represents (a) lease origination costs applicable to leases with commencement dates beginning after December 31, 2009 and (b) financing costs applicable to commitment fees/deposits to mortgage loans after December 31, 2009.
Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
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
Derivative Financial Instruments
     The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instrument activities. Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative instrument matures or is settled. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. As of December 31, 2009, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of December 31, 2009, if a counterparty were to default, the Company would receive a net interest benefit. At December 31, 2009, the Company had approximately $28.9 million of mortgage loans payable and $23.9 million of secured revolving stabilized property credit facility subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.8% per annum. At that date, the Company had accrued liabilities (included in accounts payable and accrued expenses on the consolidated balance sheet) for (i) $2.8 million relating to the fair value of interest rate swaps applicable to existing mortgage loans payable of $28.9 million and secured revolving stabilized property credit facility of $23.9 million, and (ii) $3.1 million relating to an interest rate swap applicable to anticipated permanent financing of $28.0 million for its development joint venture project in Stroudsburg, Pennsylvania, bearing an effective date of June 1, 2010, a termination date of June 1, 2020, and a fixed rate of 5.56%. Charges and/or credits relating to the changes in fair values of such interest

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate. Currently, all but one of the Company’s derivative instruments are designated as effective hedging instruments.
     The following is a summary of the derivative financial instruments held by the Company at December 31, 2009 and 2008:

			Notional values			Balance	Fair value
Designation/			December 31,		Expiration	sheet	December 31,
Cash flow	Derivative	Count	2009	2008	dates	location	2009	2008
Non-qualifying (1)	Interest	1	$23,891,000	$—	2011	Accounts payable and	$1,297,000	$—

Qualifying (1)	rate swaps	8	$56,925,000	$61,796,000	2010 - 2020	accrued expenses	$4,655,000	$10,590,000

(1)	The notional values and fair values for December 31, 2008 includes all nine of the Company’s interest rate swaps as qualifying.
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
Earnings/Dividends Per Share
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
     Dividends to common shareholders in 2009, 2008 and 2007 were $9,742,000 ($0.2025 per share), $40,027,000 ($0.90 per share), and $39,775,000 ($0.90 per share), respectively.
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
     In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which were to vest if the total annual return on an investment in the Company’s

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
common stock over the three-year period ending December 31, 2009 was equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. With respect to the awards granted in 2007, the Company did not attain an average 8% TSR for such three-year period as provided by the Incentive Plan for vesting and, accordingly, none of these shares vested.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Supplemental consolidated statement of cash flows information

	Years ended December 31,
	2009	2008	2007
Supplemental disclosure of cash activities:
Interest paid	$50,413,000	$49,006,000	$41,023,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	3,032,000	2,306,000	2,694,000
Issuance of non-interest-bearing purchase money mortgage (a)	—	(13,851,000)	—
Assumption of mortgage loans payable — acquisitions	(54,565,000)	(34,631,000)	(143,346,000)
Assumption of mortgage loans payable — disposition	9,932,000	—	—
Assumption of interest rate swap liabilities	—	(2,288,000)	—
Issuance of warrants	1,643,000	—	—
Issuance of OP Units	—	—	(570,000)
Conversion of OP Units into common stock	131,000	68,000	45,000
Adjustment of Mezz OP Units into common stock	—	—	3,478,000
Purchase accounting allocations:
Intangible lease assets	7,057,000	10,301,000	34,781,000
Intangible lease liabilities	(3,215,000)	(4,636,000)	(33,707,000)
Net valuation decrease in assumed mortgage loan payable (b)	1,649,000	143,000	191,000
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	4,638,000	(8,206,000)	(286,000)
Accrued real estate improvement costs	(7,868,000)	8,407,000	1,806,000
Accrued construction escrows	(1,006,000)	(479,000)	1,024,000
Accrued financing costs and other	(22,000)	(26,000)	—
Capitalization of deferred financing costs	1,486,000	988,000	393,000

Deconsolidation of properties transferred to joint venture:
Real estate, net	42,829,000	—	—
Other assets/liabilties, net	1,277,000	—	—
Investment in and advances to unconsolidated joint venture	8,610,000	—	—

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
     The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable and accrued expenses approximate fair value. The valuation of the liability for the Company’s interest rate swaps ($5.9 million at December 31, 2009), which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. The valuation of the assets for the Company’s real estate to be transferred to a joint venture and real estate held for sale – discontinued operations ($139.7 million and $21.4 million, respectively, at December 31, 2009), which is measured on a nonrecurring basis, have been determined to be a

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Level 2 within the valuation hierarchy, and were based on the respective contracts of transfer and/or sale.
     The fair value of the Company’s fixed rate mortgage loans was estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2009 and 2008, the aggregate fair values of the Company’s fixed rate mortgage loans were approximately $579.2 million and $513.3 million, respectively; the carrying values of such loans were $606.1 million and $555.6 million, respectively, at those dates.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Note 5. Real Estate
     Real estate at December 31, 2009 and 2008 is comprised of the following:

	Years ended December 31,
	2009	2008
Cost
Balance, beginning of year (a)	$1,536,590,000	$1,384,187,000
Properties acquired	73,152,000	98,337,000
Improvements and betterments	69,086,000	56,373,000
Write-off of fully-depreciated assets	(6,147,000)	(2,307,000)

Balance, end of the year	$1,672,681,000	$1,536,590,000

Accumulated depreciation
Balance, beginning of the year (a)	(123,807,000)	$(86,326,000)
Depreciation expense	(46,219,000)	(39,788,000)
Write-off of fully-depreciated assets	6,147,000	2,307,000

Balance, end of the year	$(163,879,000)	$(123,807,000)

Net book value	$1,508,802,000	$1,412,783,000

(a)	Restated to reflect (i) the reclassifications of properties transferred or to be transferred to the RioCan joint venture and properties treated as discontinued operations, and (ii) the retroactive valuation adjustments relating to lease renewal options.
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
     The 2008 property acquisitions are summarized as follows:

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
December 31, 2009
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
     The private placement investment by RioCan and the issuance of the warrants by the Company were concluded on October 30, 2009. Two of the properties (Blue Mountain Commons located in Harrisburg, Pennsylvania and Sunset Crossing located in Dickson City, Pennsylvania) were transferred to the joint venture on December 10, 2009, resulting in proceeds to the Company of approximately $33 million (in connection with the closing, a repayment of $25.9 million was required under the Company’s secured revolving development property credit facility). The remaining five properties are subject to mortgage loans payable aggregating approximately $94 million. Two of the properties (Columbus Crossing Shopping Center located in Philadelphia, Pennsylvania and Franklin Village Plaza located in Franklin, Massachusetts) were transferred to the joint venture in January and February 2010, resulting in net proceeds to the Company of approximately $16 million. The remaining three properties (Loyal Plaza Shopping Center located in Williamsport, Pennsylvania, Shaw’s Plaza located in Raynham, Massachusetts, and Stop & Shop Plaza located in Bridgeport, Connecticut) are to be transferred during the first half of 2010, resulting in net proceeds to the Company of an additional approximately $16 million. In connection with the transfers of the seven properties to the joint venture and the private placement transactions, the Company will have received aggregate net proceeds of approximately $105 million, after estimated closing and transaction costs, which have been or will be used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities. In connection with these transactions, the Company incurred costs and fees of approximately $6.0 million, including fees to the Company’s investment advisor ($3.5 million), the value assigned to the warrants (approximately $1.6 million), and other costs and expenses aggregating $0.9 million. In addition, the Company agreed to pay to its investment advisor a fee of 1% of the gross cost of future acquisitions made by the joint venture for a two-

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
year period, up to a maximum of $3.0 million. At December 31, 2009, the Company was owed approximately $2.3 million ($1.6 million related to contingent consideration) relating to post-closing adjustments applicable to the two properties transferred to the joint venture prior to that date, which is included in rents and other receivables, net on the consolidated balance sheet.
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
     On March 18, 2008, the Company acquired the remaining 70% interests in Fairview Plaza, Halifax Plaza and Newport Plaza, and the remaining 75% interest in Loyal Plaza, previously owned in joint venture with the same partner, and consolidated for financial reporting purposes, for a purchase price of approximately $17.5 million, which was funded from its secured revolving stabilized property credit facility. The total outstanding mortgage loans payable on the properties were approximately $27.3 million at the time. The excess of the purchase price and closing costs over the carrying value of the minority interest partner’s accounts (approximately $8.4 million) was allocated to the Company’s intangible asset and liability accounts.
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
Notes to Consolidated Financial Statements
December 31, 2009
Real Estate Pledged
     At December 31, 2009 a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the revolving credit facilities, as follows:

Net book
Description	value
Collateral for mortgage loans payable	$1,015,739,000
Collateral for revolving credit facilities	467,347,000
Unencumbered properties	25,716,000

Total	$1,508,802,000

Pro Forma Financial Information (unaudited)
     During the period January 1, 2008 through December 31, 2009, the Company acquired six shopping and convenience centers aggregating approximately 790,000 square foot of GLA, purchased the joint venture minority interests in four properties, and acquired approximately 181.7 acres of land for development, expansion and/or future development, for a total cost of approximately $189.0 million. In addition, the Company placed into service six ground-up developments having an aggregate cost of approximately $194.3 million. The Company sold or held for sale 11 primarily drug store/convenience centers aggregating approximately 416,000 square foot of GLA for an aggregate sales price of approximately $33.3 million. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for 2009 and 2008, respectively, as if all of these property acquisitions and sales were completed as of January 1, 2008. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2008, nor does it purport to predict the results of operations for future periods.

	Years ended December 31,
	2009	2008
Revenues	$180,886,000	$179,493,000
Net (loss) income attributable to common shareholders	$(22,399,000)	$9,328,000

Per common share	$(0.48)	$0.21

Weighted average number of common shares outstanding	46,234,000	44,475,000
Note 6. Rentals Under Operating Leases
     Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2009 are approximately as follows (excluding those base rents applicable

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
to properties transferred or to be transferred to the RioCan joint venture and properties treated as discontinued operations):

2010	$114,566,000
2011	107,227,000
2012	99,100,000
2013	92,248,000
2014	81,943,000
Thereafter	503,237,000

$998,321,000

     Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such other rental amounted to approximately $35.9 million, $33.4 million and $30.0 million for 2009, 2008 and 2007, respectively. In addition, such amounts do not include amortization of intangible lease liabilities.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Note 7. Mortgage Loans Payable and Secured Revolving Credit Facilities
     Secured debt is comprised of the following at December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages (a)	$606,108,000	5.8%	5.0% - 8.5%	$555,638,000	5.8%	5.0% - 8.5%
Variable-rate mortgages	82,181,000	3.4%	2.5% - 5.9%	53,302,000	4.4%	2.5% - 5.9%

Total property-specific mortgages	688,289,000	5.6%		608,940,000	5.7%
Stabilized property credit facility	187,985,000	5.5%		250,190,000	2.7%
Development property credit facility	69,700,000	2.5%		54,300,000	3.4%

	$945,974,000	5.3%		$913,430,000	4.8%

Fixed-rate mortgages related to:
Real estate transferred or to be transferred to a joint venture	$94,018,000	5.8%	4.8% - 7.2%	$77,307,000	5.6%	4.8% - 7.2%

Real estate held for sale — discontinued operations	$12,455,000	5.5%	5.2% - 5.7%	$22,736,000	5.5%	5.2% - 5.7%

(a)	Restated to reflect the reclassifications of properties transferred or to be transferred to the RioCan joint venture and properties treated as discontinued operations.
Mortgage loans payable
     Mortgage loan activity for 2009 and 2008 is summarized as follows:

	Years ended December 31,
	2009	2008
Balance, beginning of year (a)	$608,940,000	$567,472,000
New mortgage borrowings	43,950,000	106,738,000
Acquisition debt assumed (b)	52,963,000	27,488,000
Repayments	(17,564,000)	(92,758,000)

Balance, end of the year	$688,289,000	$608,940,000

(a)	Restated to reflect the reclassifications of properties transferred or to be transferred to the RioCan joint venture and properties treated as discontinued operations.

(b)	Includes net reductions of $1.6 million and $0.1 million, respectively, relating to purchase acounting allocations.
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
     Scheduled principal payments on mortgage loans payable and secured revolving credit facilities at December 31, 2009, due on various dates from 2010 to 2029, are as follows:

2010	20,335,000
2011	160,662,000
2012	227,518,000
2013	64,091,000
2014	119,458,000
Thereafter	353,910,000

$945,974,000

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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
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
Note 8. Preferred and Common Stock
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
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
Note 9. Commitments and Contingencies
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
Note 10. Selected Quarterly Financial Data (unaudited)

	Quarter ended
Year	March 31	June 30	September 30	December 31
2009
Revenues as previously reported	$46,895,000	$44,776,000	$45,850,000	$46,791,000
Revenues from discontinued operations (a)	(1,434,000)	(1,225,000)	(1,138,000)	(400,000)

Revenues	$45,461,000	$43,551,000	$44,712,000	$46,391,000

Net income (loss) as previously reported	$5,779,000	$1,964,000	$3,814,000	$(28,356,000)
Net income (loss) from lease liability adjustment	(53,000)	(53,000)	(53,000)	(53,000)

Net income (loss)	$5,726,000	$1,911,000	$3,761,000	$(28,409,000)

Net income (loss) attributable to common shareholders as previously reported	$3,999,000	$(316,000)	$1,447,000	$(29,673,000)
Net income (loss) from lease liability adjustment	(51,000)	(51,000)	(51,000)	(51,000)

Net income (loss) attributable to common shareholders	$3,948,000	$(367,000)	$1,396,000	$(29,724,000)

Per common share (basic and diluted) (b)	$0.09	$(0.01)	$0.03	$(0.60)

2008
Revenues as previously reported	$43,635,000	$42,915,000	$43,322,000	$44,608,000
Revenues from discontinued operations (a)	(1,417,000)	(1,411,000)	(1,381,000)	(1,328,000)

Revenues	$42,218,000	$41,504,000	$41,941,000	$43,280,000

Net income (loss) as previously reported	$5,928,000	$3,733,000	$5,806,000	$5,542,000
Net income (loss) from lease liability adjustment	(53,000)	(52,000)	(53,000)	(53,000)

Net income (loss)	$5,875,000	$3,681,000	$5,753,000	$5,489,000

Net income (loss) attributable to common shareholders as previously reported	$3,112,000	$1,224,000	$3,277,000	$2,885,000
Net income (loss) from lease liability adjustment	(51,000)	(49,000)	(51,000)	(51,000)

Net income (loss) attributable to common shareholders	$3,061,000	$1,175,000	$3,226,000	$2,834,000

Per common share (basic and diluted) (b)	$0.07	$0.03	$0.07	$0.06

(a)	Represents revenues from discontinued operations which were previously included in revenues as previously reported.

(b)	Difference between the sum of the four quraterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.
Note 11. Subsequent Events
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2009
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

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009

				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Wholly-Owned Stabilized Properties (1):
Academy Plaza	PA	2001	100%	1965/1998	152,727	2,406,000	9,623,000
Annie Land Plaza	VA	2006	100%	1999	42,500	809,000	4,015,000
Camp Hill	PA	2002	100%	1958/2005	472,458	4,460,000	17,857,000
Carbondale Plaza	PA	2004	100%	1972/2005	129,915	1,586,000	7,289,000
Carmans Plaza	NY	2007	100%	1954/2007	194,481	8,539,000	35,804,000
Carll’s Corner	NJ	2007	100%	1960’s-1999/	129,582	3,034,000	15,293,000
Circle Plaza	PA	2007	100%	1979/1991	92,171	561,000	2,884,000
Clyde Discount Drug Mart Plaza	OH	2005	100%	2002	34,592	451,000	2,326,000
Coliseum Marketplace	VA	2005	100%	1987/2005	98,359	2,924,000	14,416,000
CVS at Bradford	PA	2005	100%	1996	10,722	291,000	1,466,000
CVS at Celina	OH	2005	100%	1998	10,195	418,000	1,967,000
CVS at Erie	PA	2005	100%	1997	10,125	399,000	1,783,000
CVS at Kinderhook	NY	2007	100%	2007	13,225	1,678,000	—
CVS at Portage Trail	OH	2005	100%	1996	10,722	341,000	1,603,000
East Chestnut	PA	2005	100%	1996	21,180	800,000	3,699,000
Elmhurst Square	VA	2006	100%	1961-1983	66,250	1,371,000	5,994,000
Enon Discount Drug Mart Plaza	OH	2007	100%	2005-2006	42,876	904,000	3,426,000
Fairfield Plaza	CT	2005	100%	2001/2005	72,279	1,816,000	7,891,000
Fairview Plaza	PA	2003	100%	1992	69,579	2,128,000	8,483,000
FirstMerit Bank at Akron	OH	2005	100%	1996	3,200	169,000	734,000
FirstMerit Bank at Cuyahoga Falls	OH	2006	100%	1973/2003	18,300	264,000	1,304,000
Gahanna Discount Drug Mart Plaza	OH	2006	100%	2003	48,992	1,379,000	5,385,000
General Booth Plaza	VA	2005	100%	1985	73,320	1,935,000	9,493,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,943	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	117,986	3,070,000	12,320,000
Grove City Discount Drug Mart Plaza	OH	2007	100%	2005	40,848	874,000	3,394,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Commons	PA	2004	100%	1988-1993	99,580	1,153,000	4,678,000
Hannaford Plaza	MA	2006	100%	1965/2006	102,459	1,874,000	8,453,000
Hilliard Discount Drug Mart Plaza	OH	2007	100%	2003	40,988	1,200,000	3,977,000
Hills & Dales Discount Drug Mart Plaza	OH	2007	100%	1992-2007	33,553	786,000	2,967,000
Jordan Lane	CT	2005	100%	1969/1991	181,730	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985	94,477	2,207,000	11,000,000
Kenley Village	MD	2005	100%	1988	51,894	726,000	3,512,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Kingston Plaza	NY	2006	100%	2006	18,337	2,891,000	—
LA Fitness Facility	PA	2002	100%	2003	41,000	2,462,000	—
Liberty Marketplace	PA	2005	100%	2003	68,200	2,665,000	12,639,000
Lodi Discount Drug Mart Plaza	OH	2005	100%	2003	38,576	704,000	3,393,000
Mason Discount Drug Mart Plaza	OH	2008	100%	2005/2007	52,896	1,298,000	5,022,000
McCormick Place	OH	2005	100%	1995	46,000	847,000	4,022,000
Mechanicsburg Giant	PA	2005	100%	2003	51,500	2,709,000	12,159,000
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000
Newport Plaza	PA	2003	100%	1996	66,789	1,721,000	7,758,000
Oak Ridge	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/1995	89,850	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960’s/2004	58,224	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/1995	112,108	1,488,000	6,566,000
Pickerington Discount Drug Mart Plaza	OH	2005	100%	2002	47,810	1,186,000	5,396,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	79,306	1,622,000	6,489,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2009
	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance
Wholly-Owned Stabilized Properties (1):
Academy Plaza	$1,561,000	$2,406,000	$11,184,000	$13,590,000	$2,319,000	$9,365,000
Annie Land Plaza	12,000	809,000	4,027,000	4,836,000	506,000	(2)
Camp Hill	42,879,000	4,424,000	60,772,000	65,196,000	7,948,000	65,000,000
Carbondale Plaza	4,858,000	1,586,000	12,147,000	13,733,000	1,891,000	(3)
Carmans Plaza	(961,000)	8,416,000	34,966,000	43,382,000	2,942,000	33,345,000
Carll’s Corner	31,000	2,964,000	15,394,000	18,358,000	1,231,000	5,908,000
Circle Plaza	32,000	561,000	2,916,000	3,477,000	194,000	(2)
Clyde Discount Drug Mart Plaza	1,128,000	673,000	3,232,000	3,905,000	513,000	1,939,000
Coliseum Marketplace	3,410,000	3,586,000	17,164,000	20,750,000	2,713,000	12,228,000
CVS at Bradford	16,000	291,000	1,482,000	1,773,000	257,000	775,000
CVS at Celina	—	418,000	1,967,000	2,385,000	288,000	1,429,000
CVS at Erie	—	399,000	1,783,000	2,182,000	249,000	1,114,000
CVS at Kinderhook	1,930,000	2,502,000	1,106,000	3,608,000	69,000	2,480,000
CVS at Portage Trail	8,000	341,000	1,611,000	1,952,000	245,000	843,000
East Chestnut	3,000	800,000	3,702,000	4,502,000	713,000	1,988,000
Elmhurst Square	235,000	1,371,000	6,229,000	7,600,000	815,000	4,045,000
Enon Discount Drug Mart Plaza	1,161,000	1,135,000	4,356,000	5,491,000	386,000	(2)
Fairfield Plaza	1,889,000	2,202,000	9,394,000	11,596,000	1,355,000	5,106,000
Fairview Plaza	234,000	2,129,000	8,716,000	10,845,000	1,516,000	5,479,000
FirstMerit Bank at Akron	1,000	168,000	736,000	904,000	121,000	(2)
FirstMerit Bank at Cuyahoga Falls	8,000	264,000	1,312,000	1,576,000	176,000	(2)
Gahanna Discount Drug Mart Plaza	1,739,000	1,738,000	6,765,000	8,503,000	868,000	4,998,000
General Booth Plaza	73,000	1,935,000	9,566,000	11,501,000	1,773,000	5,409,000
Gold Star Plaza	83,000	1,644,000	6,602,000	8,246,000	942,000	2,417,000
Golden Triangle	9,526,000	2,320,000	19,239,000	21,559,000	3,561,000	20,999,000
Groton Shopping Center	58,000	3,073,000	12,375,000	15,448,000	1,341,000	11,622,000
Grove City Discount Drug Mart Plaza	2,014,000	1,241,000	5,041,000	6,282,000	496,000	(2)
Halifax Plaza	162,000	1,347,000	6,026,000	7,373,000	960,000	3,324,000
Hamburg Commons	5,210,000	1,153,000	9,888,000	11,041,000	1,277,000	5,180,000
Hannaford Plaza	353,000	1,874,000	8,806,000	10,680,000	1,076,000	(2)
Hilliard Discount Drug Mart Plaza	1,110,000	1,307,000	4,980,000	6,287,000	429,000	(2)
Hills & Dales Discount Drug Mart Plaza	105,000	786,000	3,072,000	3,858,000	301,000	(2)
Jordan Lane	545,000	4,291,000	21,721,000	26,012,000	3,345,000	13,080,000
Kempsville Crossing	129,000	2,207,000	11,129,000	13,336,000	2,123,000	6,122,000
Kenley Village	45,000	726,000	3,557,000	4,283,000	953,000	(2)
Kings Plaza	72,000	2,408,000	12,681,000	15,089,000	1,219,000	7,811,000
Kingston Plaza	2,344,000	2,891,000	2,344,000	5,235,000	186,000	3,727,000
LA Fitness Facility	5,176,000	2,462,000	5,176,000	7,638,000	849,000	5,790,000
Liberty Marketplace	238,000	2,695,000	12,847,000	15,542,000	1,746,000	9,373,000
Lodi Discount Drug Mart Plaza	68,000	704,000	3,461,000	4,165,000	633,000	2,363,000
Mason Discount Drug Mart Plaza	2,978,000	1,849,000	7,449,000	9,298,000	668,000	(2)
McCormick Place	44,000	849,000	4,064,000	4,913,000	858,000	2,621,000
Mechanicsburg Giant	—	2,709,000	12,159,000	14,868,000	1,471,000	9,667,000
Metro Square	10,000	3,121,000	12,351,000	15,472,000	520,000	9,162,000
Newport Plaza	346,000	1,672,000	8,153,000	9,825,000	1,165,000	4,338,000
Oak Ridge	27,000	960,000	4,281,000	5,241,000	437,000	3,459,000
Oakland Commons	15,000	2,504,000	15,677,000	18,181,000	1,375,000	(2)
Oakland Mills	29,000	1,611,000	6,321,000	7,932,000	1,159,000	4,918,000
Palmyra Shopping Center	342,000	1,488,000	6,908,000	8,396,000	1,240,000	(2)
Pickerington Discount Drug Mart Plaza	675,000	1,305,000	5,952,000	7,257,000	969,000	4,150,000
Pine Grove Plaza	18,000	1,622,000	6,507,000	8,129,000	1,107,000	5,797,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009

(continued)				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Wholly-Owned Stabilized Properties (1):
Polaris Discount Drug Mart Plaza	OH	2005	100%	2001	50,283	1,242,000	5,816,000
Port Richmond Village	PA	2001	100%	1988	154,908	2,942,000	11,769,000
Price Chopper Plaza	MA	2007	100%	1960’s-2004	101,824	3,551,000	18,412,000
Rite Aid at Massillon	OH	2005	100%	1999	10,125	442,000	2,014,000
River View Plaza I, II and III	PA	2003	100%	1991/1998	244,225	9,718,000	40,356,000
Smithfield Plaza	VA	2005-2008	100%	1987/1996	134,664	2,947,000	12,737,000
South Philadelphia	PA	2003	100%	1950/2003	283,415	8,222,000	36,314,000
St. James Square	MD	2005	100%	2000	39,903	688,000	3,838,000
Stadium Plaza	MI	2005	100%	1960’s/2003	77,688	2,341,000	9,175,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000
Swede Square	PA	2003	100%	1980/2004	98,792	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990	274,553	6,465,000	29,308,000
The Commons	PA	2004	100%	2003	175,121	3,098,000	14,047,000
The Point	PA	2000	100%	1972/2001	250,697	2,700,000	10,800,000
The Point at Carlisle Plaza	PA	2005	100%	1965/2005	182,859	2,233,000	11,190,000
Timpany Plaza	MA	2007	100%	1970’s-1989	183,775	3,412,000	19,240,000
Trexler Mall	PA	2005	100%	1973/2004	339,363	6,932,000	32,815,000
Ukrop’s at Fredericksburg	VA	2005	100%	1997	63,000	3,213,000	12,758,000
Ukrop’s at Glen Allen	VA	2005	100%	2000	43,000	6,769,000	683,000
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Virginia Center Commons	VA	2005	100%	2002	9,763	992,000	3,860,000
Virginia Little Creek	VA	2005	100%	1996/2001	69,620	1,650,000	8,350,000
Wal-Mart Center	CT	2003	100%	1972/2000	155,842	—	11,834,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,290	2,061,000	7,314,000
West Bridgewater Plaza	MA	2007	100%	1970/2007	133,039	2,823,000	14,901,000
Westlake Discount Drug Mart Plaza	OH	2005	100%	2005	55,775	1,004,000	3,905,000
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,505,000

Total Wholly-Owned Stabilized Properties					7,663,534	177,427,000	739,015,000

Properties Owned in Joint Venture:
Homburg Joint Venture:
Aston Center	PA	2007	20%	2005	55,000	4,319,000	17,070,000
Ayr Town Center	PA	2007	20%	2005	55,600	2,442,000	9,748,000
Fieldstone Marketplace	MA	2005	20%	1988/2003	193,970	5,229,000	21,440,000
Meadows Marketplace	PA	2004	20%	2005	91,538	1,914,000	—
Parkway Plaza	PA	2007	20%	1998-2002	106,628	4,647,000	19,420,000
Pennsboro Commons	PA	2005	20%	1999	107,384	3,608,000	14,254,000
Scott Town Center	PA	2007	20%	2004	67,933	2,959,000	11,800,000
Spring Meadow Shopping Center	PA	2007	20%	2004	67,950	4,111,000	16,410,000
Stonehedge Square	PA	2006	20%	1990/2006	88,677	2,732,000	11,614,000

					834,680	31,961,000	121,756,000
PCP Joint Venture:
New London Mall	CT	2009	40%	1967/1997	257,814	14,891,000	24,967,000
San Souci Plaza	MD	2009	40%	1985 - 1997	264,134	14,849,000	18,445,000

					521,948	29,740,000	43,412,000
Joint Ventures (other):
CVS at Naugatuck	CT	2008	50%	2008	13,225	—	—

Total Consolidated Joint Ventures					1,369,853	61,701,000	165,168,000

Total Stabilized Portfiolio					9,033,387	239,128,000	904,183,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2009
	cost	Building and			Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance
Wholly-Owned Stabilized Properties (1):
Polaris Discount Drug Mart Plaza	$30,000	$1,242,000	$5,846,000	$7,088,000	$1,132,000	4,451,000
Port Richmond Village	568,000	2,843,000	12,436,000	15,279,000	2,607,000	14,683,000
Price Chopper Plaza	604,000	4,111,000	18,456,000	22,567,000	1,308,000	(3)
Rite Aid at Massillon	6,000	442,000	2,020,000	2,462,000	280,000	1,437,000
River View Plaza I, II and III	3,714,000	9,718,000	44,070,000	53,788,000	7,600,000	(2)
Smithfield Plaza	215,000	2,919,000	12,980,000	15,899,000	1,347,000	10,405,000
South Philadelphia	2,532,000	8,222,000	38,846,000	47,068,000	7,862,000	(2)
St. James Square	523,000	688,000	4,361,000	5,049,000	815,000	(2)
Stadium Plaza	740,000	2,443,000	9,813,000	12,256,000	1,295,000	(2)
Suffolk Plaza	—	1,402,000	7,236,000	8,638,000	1,341,000	4,617,000
Swede Square	4,457,000	2,272,000	10,685,000	12,957,000	2,321,000	(2)
The Brickyard	488,000	6,465,000	29,796,000	36,261,000	5,908,000	(2)
The Commons	1,131,000	3,098,000	15,178,000	18,276,000	2,980,000	(2)
The Point	12,355,000	2,996,000	22,859,000	25,855,000	5,355,000	17,298,000
The Point at Carlisle Plaza	211,000	2,233,000	11,401,000	13,634,000	2,220,000	(2)
Timpany Plaza	328,000	3,379,000	19,601,000	22,980,000	1,796,000	8,377,000
Trexler Mall	715,000	6,932,000	33,530,000	40,462,000	4,346,000	21,526,000
Ukrop’s at Fredericksburg	—	3,213,000	12,758,000	15,971,000	1,522,000	(2)
Ukrop’s at Glen Allen	—	6,769,000	683,000	7,452,000	258,000	(2)
Valley Plaza	637,000	1,950,000	8,403,000	10,353,000	1,352,000	(2)
Virginia Center Commons	3,000	992,000	3,863,000	4,855,000	559,000	(2)
Virginia Little Creek	(11,000)	1,639,000	8,350,000	9,989,000	1,424,000	5,348,000
Wal-Mart Center	23,000	—	11,857,000	11,857,000	1,884,000	5,795,000
Washington Center Shoppes	3,692,000	1,999,000	11,068,000	13,067,000	2,286,000	8,575,000
West Bridgewater Plaza	(606,000)	2,712,000	14,406,000	17,118,000	1,100,000	10,885,000
Westlake Discount Drug Mart Plaza	70,000	1,004,000	3,975,000	4,979,000	451,000	3,215,000
Yorktowne Plaza	(141,000)	5,898,000	25,406,000	31,304,000	2,432,000	20,418,000

Total Wholly-Owned Stabilized Properties	124,253,000	181,518,000	859,177,000	1,040,695,000	125,275,000	434,401,000

Properties Owned in Joint Venture:
Homburg Joint Venture:
Aston Center	—	4,319,000	17,070,000	21,389,000	1,303,000	12,802,000
Ayr Town Center	2,000	2,442,000	9,750,000	12,192,000	840,000	7,225,000
Fieldstone Marketplace	441,000	5,167,000	21,943,000	27,110,000	3,093,000	18,647,000
Meadows Marketplace	11,390,000	1,914,000	11,390,000	13,304,000	1,094,000	10,333,000
Parkway Plaza	15,000	4,647,000	19,435,000	24,082,000	1,800,000	14,300,000
Pennsboro Commons	43,000	3,608,000	14,297,000	17,905,000	2,147,000	10,949,000
Scott Town Center	1,000	2,959,000	11,801,000	14,760,000	1,073,000	8,669,000
Spring Meadow Shopping Center	20,000	4,112,000	16,429,000	20,541,000	1,318,000	12,698,000
Stonehedge Square	57,000	2,698,000	11,705,000	14,403,000	1,464,000	8,700,000

	11,969,000	31,866,000	133,820,000	165,686,000	14,132,000	104,323,000
PCP Joint Venture:
New London Mall	24,000	14,891,000	24,991,000	39,882,000	918,000	26,009,000
San Souci Plaza	25,000	14,849,000	18,470,000	33,319,000	918,000	27,200,000

	49,000	29,740,000	43,461,000	73,201,000	1,836,000	53,209,000
Joint Ventures (other):
CVS at Naugatuck	2,825,000	—	2,825,000	2,825,000	82,000	2,450,000

Total Consolidated Joint Ventures	14,843,000	61,606,000	180,106,000	241,712,000	16,050,000	159,982,000

Total Stabilized Portfiolio	139,096,000	243,124,000	1,039,283,000	1,282,407,000	141,325,000	594,383,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009

(continued)				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Redevelopment Properties: (1)
Dunmore Shopping Center	PA	2005	100%	1962/1997	101,000	565,000	2,203,000
Lake Raystown Plaza	PA	2004	100%	1995	145,727	2,231,000	6,735,000
Shore Mall	NJ	2006	100%	1960/1980	459,098	7,179,000	37,868,000
The Shops at Suffolk Downs	MA	2005	100%	2005	121,829	7,580,000	11,089,000
Townfair Center	PA	2004	100%	2002	138,041	3,022,000	13,786,000
Trexlertown Plaza	PA	2006	100%	1990/2005	241,381	5,262,000	23,867,000

Total Redevelopment Properties					1,207,076	25,839,000	95,548,000

Retenanting Properties: (1)
Columbia Mall	PA	2005	75%	1988	348,574	2,855,000	15,600,000
Centerville Discount Drug Mart Plaza	OH	2005	100%	2000	49,494	780,000	3,607,000
Fairview Commons	PA	2007	100%	1976/2003	59,578	858,000	3,568,000
Huntingdon Plaza	PA	2004	100%	1972 - 2003	147,355	933,000	4,129,000
Oakhurst Plaza	VA	2006	100%	1980/2001	107,869	4,539,000	18,177,000
Ontario Discount Drug Mart Plaza	OH	2005	100%	2002	38,623	809,000	3,643,000
Shelby Discount Drug Mart Plaza	OH	2005	100%	2002	36,596	671,000	3,264,000
Shoppes at Salem Run	VA	2005	100%	2005	15,100	1,076,000	4,253,000

Total Retenanting Properties					803,189	12,521,000	56,241,000

Total Non-Stabilized Properties					2,010,265	38,360,000	151,789,000

Total Operating Portfolio					11,043,652	277,488,000	1,055,972,000

Ground-Up Developments: (1)
Crossroads II	PA	2008	60%	2009	133,618	15,383,000	—
Heritage Crossing	PA	2008	60%	2009	59,396	5,080,000	—
Northside Commons	PA	2008	100%	2009	85,300	3,332,000	—
Upland Square	PA	2007	60%	2009	352,456	28,187,000	—

Total Ground-Up Developments					630,770	51,982,000	—
Total Portfolio					11,674,422	329,470,000	1,055,972,000

Projects Under Development and Land Held For Future Expansion and Development:
Columbia Mall	PA		75%		46.21	1,466,000	—
Halifax Commons	PA		100%		4.37	858,000	—
Halifax Plaza	PA		100%		12.83	1,107,000	—
Liberty Marketplace	PA		100%		15.51	1,564,000	—
Oregon Pike	PA		100%		11.20	2,283,000	—
Pine Grove Plaza	NJ		100%		2.66	388,000	—
Shore Mall	NJ		100%		50.00	2,018,000	—
The Brickyard	CT		100%		1.95	1,167,000	—
Trexlertown Plaza	PA		100%		37.28	8,087,000	—
Trindle Spring	NY		100%		2.10	1,028,000	—
Wyoming	MI		100%		12.32	360,000	—
Various projects in progress	N/A		100%		0.00	—	—

Total Projects Under Development and Land Held For Future Expansion and Development:					196.41	20,326,000	—

Total Carrying Value						349,796,000	1,055,972,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2009
	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance
Redevelopment Properties: (1)
Dunmore Shopping Center	$42,000	$565,000	$2,245,000	$2,810,000	$424,000	(3)
Lake Raystown Plaza	6,115,000	2,231,000	12,850,000	15,081,000	2,016,000	(3)
Shore Mall	4,028,000	7,179,000	41,896,000	49,075,000	4,991,000	21,243,000
The Shops at Suffolk Downs	8,180,000	7,580,000	19,269,000	26,849,000	1,503,000	(2	) (3)
Townfair Center	(1,574,000)	3,022,000	12,212,000	15,234,000	2,325,000	(3)
Trexlertown Plaza	2,808,000	5,262,000	26,675,000	31,937,000	2,589,000	(3)

Total Redevelopment Properties	19,599,000	25,839,000	115,147,000	140,986,000	13,848,000	21,243,000

Retenanting Properties: (1)
Columbia Mall	1,346,000	2,855,000	16,946,000	19,801,000	2,335,000
Centerville Discount Drug Mart Plaza	2,277,000	1,219,000	5,445,000	6,664,000	825,000	2,795,000
Fairview Commons	5,000	858,000	3,573,000	4,431,000	490,000	(2)
Huntingdon Plaza	1,813,000	933,000	5,942,000	6,875,000	727,000	(3)
Oakhurst Plaza	12,000	4,539,000	18,189,000	22,728,000	2,095,000	(2)
Ontario Discount Drug Mart Plaza	27,000	809,000	3,670,000	4,479,000	588,000	2,181,000
Shelby Discount Drug Mart Plaza	12,000	671,000	3,276,000	3,947,000	611,000	2,181,000
Shoppes at Salem Run	12,000	1,076,000	4,265,000	5,341,000	498,000	(2)

Total Retenanting Properties	5,504,000	12,960,000	61,306,000	74,266,000	8,169,000	7,157,000

Total Non-Stabilized Properties	25,103,000	38,799,000	176,453,000	215,252,000	22,017,000	28,400,000

Total Operating Portfolio	164,199,000	281,923,000	1,215,736,000	1,497,659,000	163,342,000	622,783,000

Ground-Up Developments: (1)
Crossroads II	25,123,000	17,671,000	22,835,000	40,506,000	118,000	1,325,000
Heritage Crossing	5,623,000	5,066,000	5,637,000	10,703,000	91,000	(3)
Northside Commons	10,009,000	3,379,000	9,962,000	13,341,000	43,000	(3)
Upland Square	55,956,000	27,454,000	56,689,000	84,143,000	285,000	61,181,000

Total Ground-Up Developments	96,711,000	53,570,000	95,123,000	148,693,000	537,000	62,506,000

Total Portfolio	260,910,000	335,493,000	1,310,859,000	1,646,352,000	163,879,000	685,289,000

Projects Under Development and Land Held For Future Expansion and Development:
Columbia Mall	402,000	1,465,000	403,000	1,868,000	—
Halifax Commons	303,000	872,000	289,000	1,161,000	—
Halifax Plaza	1,603,000	1,503,000	1,207,000	2,710,000	—
Liberty Marketplace	25,000	1,564,000	25,000	1,589,000	—	750,000
Oregon Pike	63,000	2,283,000	63,000	2,346,000	—	750,000
Pine Grove Plaza	71,000	388,000	71,000	459,000	—
Shore Mall	149,000	2,018,000	149,000	2,167,000	—	(6)
The Brickyard	178,000	1,183,000	162,000	1,345,000	—
Trexlertown Plaza	2,478,000	8,089,000	2,476,000	10,565,000	—	(3)
Trindle Spring	380,000	1,148,000	260,000	1,408,000	—	750,000
Wyoming	—	360,000	—	360,000	—	750,000
Various projects in progress	351,000	—	351,000	351,000	—

Total Projects Under Development and Land Held For Future Expansion and Development	6,003,000	20,873,000	5,456,000	26,329,000	—	3,000,000

Total Carrying Value	$266,913,000	$356,366,000	$1,316,315,000	$1,672,681,000	$163,879,000	688,289,000

Real estate to be transferred to a joint venture (7)					$139,743,000

Real estate held for sale — discontinued operations (7)					$21,380,000

Unconsolidated joint venture (5)					$14,113,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2009
(continued)
The changes in real estate and accumulated depreciation for the three years ended December 31, 2009 are as follows (7)(8):

	2009	2008	2007
Cost
Balance, beginning of the year	$1,536,590,000	$1,384,187,000	$1,028,845,000
Properties acquired	73,152,000	98,337,000	326,486,000
Improvements and betterments	69,086,000	56,373,000	28,856,000
Write-off fully-depreciated assets	(6,147,000)	(2,307,000)	—

Balance, end of the year	$1,672,681,000	$1,536,590,000	$1,384,187,000

Accumulated depreciation

Balance, beginning of the year	$123,807,000	$86,326,000	$53,178,000
Depreciation expense	46,219,000	39,788,000	33,148,000
Write-off fully-depreciated assets	(6,147,000)	(2,307,000)	—

Balance, end of the year	$163,879,000	$123,807,000	$86,326,000

Net book value	$1,508,802,000	$1,412,783,000	$1,297,861,000

(1)	“Stabilized properties” are those properties which are at least 80% leased and not designated as “development/redevelopment” properties as of December 31, 2009. Eight of the Company’s properties are being re-tenanted, are not-stabilized, and are not designated as development/ redevelopment properties as of December 31, 2009.

(2)	Properties pledged as collateral under the Company’s stabilized property credit facility. The total net book value of such properties was $323,285,000 at December 31, 2009 (including $368,000 relating to a property treated as “real estate held for sale”); the total amount outstanding under the secured revolving credit facility at that date was $187,985,000.

(3)	Properties pledged as collateral under the Company’s development property credit facility. The total net book value of all such properties was $142,567,000 at December 31, 2009; the total amount outstanding the secured development revolving credit facility at that date was $69,700,000.

(4)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

(5)	The Company has a 76.3% interest in an unconsolidated joint venture, which owns a single-tenant office property located in Philadelphia, PA. and an 20% interest in an unconsolidated joint venture that owns two supermarket shopping center located in Dickson City and Harrisburg, Pa.

(6)	The Shore Mall land parcel also collateralizes the mortgage loan payable relating to the Shore Mall shopping center.

(7)	Restated to reflect the reclassifications of properties to “real estate held for sale” and “real estate to be transferred to a joint venture” during 2009 and subsquent to December 31, 2009.

(8)	Restated to reflect the retroactive valuation adjustments relating to lease renewal options.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1.	Financial Statements
The response to this portion of Item 15 is included in Item 8 of this report.

2.	Financial Statement Schedules

The response to this portion of Item 15 is included in Item 8 of this report.

3.	Exhibits

Item	Title or Description

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification
(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a) (3) above.

(c)	The following documents are filed as part of the report:
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR SHOPPING CENTERS, INC.
/s/ LAWRENCE E. KREIDER, JR.
Lawrence E. Kreider, Jr.
Chief Financial Officer (principal financial officer)

August 12, 2010