Form 10-Q
period 2010-09-30
CEDAR SHOPPING CENTERS INC
filed 2010-11-08
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 29, 2010, there were 66,213,546 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
Assets
Real estate:
Land	$348,715,000	$356,366,000
Buildings and improvements	1,341,668,000	1,316,315,000

	1,690,383,000	1,672,681,000
Less accumulated depreciation	(195,944,000)	(163,879,000)

Real estate, net	1,494,439,000	1,508,802,000

Real estate to be transferred to a joint venture	—	139,743,000
Real estate held for sale — discontinued operations	8,325,000	21,380,000
Investment in unconsolidated joint ventures	44,029,000	14,113,000

Cash and cash equivalents	12,142,000	17,164,000
Restricted cash	11,617,000	14,075,000
Receivables:
Rents and other tenant receivables, net	9,485,000	7,423,000
Straight-line rents	15,999,000	14,545,000
Joint venture settlements	9,533,000	2,322,000
Other assets	11,818,000	9,315,000
Deferred charges, net	29,717,000	36,236,000

Total assets	$1,647,104,000	$1,785,118,000

Liabilities and equity
Mortgage loans payable	$686,179,000	$688,289,000
Mortgage loans payable — real estate to be transferred to a joint venture	—	94,018,000
Mortgage loans payable — real estate held for sale — discontinued operations	4,626,000	12,455,000
Secured revolving credit facilities	126,446,000	257,685,000
Accounts payable and accrued liabilities	30,335,000	46,902,000
Unamortized intangible lease liabilities	49,304,000	53,733,000
Liabilities — real estate held for sale and, at December 31, 2009, real estate to be transferred to a joint venture	1,275,000	5,634,000

Total liabilities	898,165,000	1,158,716,000

Limited partners’ interest in Operating Partnership	8,473,000	12,638,000

Commitments and contingencies	—	—

Equity:
Cedar Shopping Centers, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 6,400,000 and 3,550,000 shares, respectively, issued and outstanding)	158,575,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 66,035,000 and 52,139,000 shares, respectively, issued and outstanding)	3,962,000	3,128,000
Treasury stock (1,120,000 and 981,000 shares, respectively, at cost)	(10,419,000)	(9,688,000)
Additional paid-in capital	708,310,000	621,299,000
Cumulative distributions in excess of net income	(188,336,000)	(162,041,000)
Accumulated other comprehensive loss	(3,924,000)	(2,992,000)

Total Cedar Shopping Centers, Inc. shareholders’ equity	668,168,000	538,456,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	65,237,000	67,229,000
Limited partners’ interest in Operating Partnership	7,061,000	8,079,000

Total noncontrolling interests	72,298,000	75,308,000

Total equity	740,466,000	613,764,000

Total liabilities and equity	$1,647,104,000	$1,785,118,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Rents	$31,380,000	$36,878,000	$98,877,000	$107,462,000
Expense recoveries	7,370,000	7,688,000	24,692,000	25,831,000
Other	1,628,000	146,000	2,056,000	443,000

Total revenues	40,378,000	44,712,000	125,625,000	133,736,000

Expenses:
Operating, maintenance and management	7,788,000	8,231,000	26,033,000	24,878,000
Real estate and other property-related taxes	5,347,000	5,171,000	16,103,000	15,535,000
General and administrative	2,421,000	2,521,000	6,738,000	6,813,000
Impairments	155,000	—	2,272,000	—
Acquisition transaction costs and terminated projects, net	2,043,000	—	3,365,000	3,948,000
Depreciation and amortization	11,854,000	12,473,000	35,485,000	36,925,000

Total expenses	29,608,000	28,396,000	89,996,000	88,099,000

Operating income	10,770,000	16,316,000	35,629,000	45,637,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(12,495,000)	(12,436,000)	(39,052,000)	(35,503,000)
Write-off of deferred financing costs	(2,552,000)	—	(2,552,000)	—
Interest income	6,000	10,000	25,000	27,000
Equity in (loss) income of unconsolidated joint ventures	(288,000)	260,000	547,000	802,000
Gain on sale of land parcel	—	—	—	236,000

Total non-operating income and expense	(15,329,000)	(12,166,000)	(41,032,000)	(34,438,000)

(Loss) income before discontinued operations	(4,559,000)	4,150,000	(5,403,000)	11,199,000

Income (loss) from discontinued operations	68,000	(389,000)	(2,965,000)	(79,000)
Gain on sale of discontinued operations	—	—	170,000	277,000

Total discontinued operations	68,000	(389,000)	(2,795,000)	198,000

Net (loss) income	(4,491,000)	3,761,000	(8,198,000)	11,397,000

Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	194,000	(332,000)	(194,000)	(287,000)
Limited partners’ interest in Operating Partnership	196,000	(64,000)	488,000	(224,000)

Total net loss (income) attributable to noncontrolling interests	390,000	(396,000)	294,000	(511,000)

Net (loss) income attributable to Cedar Shopping Centers, Inc.	(4,101,000)	3,365,000	(7,904,000)	10,886,000

Preferred distribution requirements	(2,679,000)	(1,969,000)	(6,617,000)	(5,907,000)

Net (loss) income attributable to common shareholders	$(6,780,000)	$1,396,000	$(14,521,000)	$4,979,000

Per common share attributable to common sharehoders (basic and diluted):
Continuing operations	$(0.10)	$0.04	$(0.19)	$0.11
Discontinued operations	—	(0.01)	(0.04)	—

	$(0.10)	$0.03	$(0.23)	$0.11

Amounts attributable to Cedar Shopping Centers, Inc. common shareholders, net of limited partners’ interest:
(Loss) income from continuing operations	$(6,846,000)	$1,768,000	$(11,810,000)	$4,790,000
(Loss) income from discontinued operations	66,000	(372,000)	(2,876,000)	(76,000)
Gain on sale of discontinued operations	—	—	165,000	265,000

Net (loss) income	$(6,780,000)	$1,396,000	$(14,521,000)	$4,979,000

Dividends declared per common share	$0.0900	$—	$0.1800	$0.1125

Weighted average number of common shares outstanding	65,835,000	45,066,000	62,999,000	45,003,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statement of Equity
Nine months ended September 30, 2010
(unaudited)

	Cedar Shopping Centers, Inc. Shareholders
							Cumulative	Accumulated
	Preferred stock		Common stock		Treasury	Additional	distributions	other
				$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Par value	at cost	capital	net income	loss	Total
Balance, December 31, 2009	3,550,000	$88,750,000	52,139,000	$3,128,000	$(9,688,000)	$621,299,000	$(162,041,000)	$(2,992,000)	$538,456,000

Net (loss) income							(7,904,000)		(7,904,000)
Unrealized loss on change in fair value of cash flow hedges								(932,000)	(932,000)

Total other comprehensive loss									(8,836,000)

Deferred compensation activity, net			498,000	30,000	(731,000)	2,875,000			2,174,000
Net proceeds from sale of preferred stock	2,850,000	69,825,000				(2,519,000)			67,306,000
Net proceeds from sales of common stock			11,953,000	717,000		75,272,000			75,989,000
Exercise of warrant			1,429,000	86,000		9,914,000			10,000,000
Conversion of OP units into common stock			16,000	1,000		176,000			177,000
Preferred distribution requirements							(6,617,000)		(6,617,000)
Distributions to common shareholders/ noncontrolling interests							(11,774,000)		(11,774,000)
Reallocation adjustment of limited partners’ interest						1,293,000			1,293,000

Balance, September 30, 2010	6,400,000	$158,575,000	66,035,000	$3,962,000	$(10,419,000)	$708,310,000	$(188,336,000)	$(3,924,000)	$668,168,000

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity
Balance, December 31, 2009	$67,229,000	$8,079,000	$75,308,000	$613,764,000

Net (loss) income	194,000	(213,000)	(19,000)	(7,923,000)
Unrealized loss on change in fair value of cash flow hedges	—	(23,000)	(23,000)	(955,000)

Total other comprehensive loss	194,000	(236,000)	(42,000)	(8,878,000)

Deferred compensation activity, net	—	—	—	2,174,000
Net proceeds from sale of preferred stock	—	—	—	67,306,000
Net proceeds from sales of common stock	—	—	—	75,989,000
Exercise of warrant	—	—	—	10,000,000
Conversion of OP units into common stock	—	(177,000)	(177,000)	—
Preferred distribution requirements	—	—	—	(6,617,000)
Distributions to common shareholders/ noncontrolling interests	(2,186,000)	(138,000)	(2,324,000)	(14,098,000)
Reallocation adjustment of limited partners’ interest	—	(467,000)	(467,000)	826,000

Balance, September 30, 2010	$65,237,000	$7,061,000	$72,298,000	$740,466,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2010	2009
Cash flow from operating activities:
Net (loss) income	$(8,198,000)	$11,397,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash provisions:
Equity in income of unconsolidated joint ventures	(547,000)	(802,000)
Distributions from unconsolidated joint ventures	759,000	716,000
Impairments	2,272,000	—
Terminated projects	1,324,000	3,139,000
Impairment — discontinued operations	3,274,000	—
Gain on sales of real estate	(170,000)	(513,000)
Straight-line rents	(1,622,000)	(2,048,000)
Provision for doubtful accounts	2,484,000	2,770,000
Depreciation and amortization	35,644,000	37,965,000
Amortization of intangible lease liabilities	(7,478,000)	(10,620,000)
Amortization/market price adjustments relating to stock-based compensation	2,068,000	1,713,000
Amortization and accelerated write-off of deferred financing costs	6,620,000	2,410,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(4,518,000)	(5,108,000)
Joint venture settlements	(3,383,000)	—
Prepaid expenses and other	(6,935,000)	(4,718,000)
Accounts payable and accrued expenses	(1,349,000)	(2,098,000)

Net cash provided by operating activities	20,245,000	34,203,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(20,874,000)	(86,049,000)
Net proceeds from sales of real estate	2,056,000	3,472,000
Net proceeds from transfers to unconsolidated joint venture, less cash at dates of transfer	31,395,000	—
Investments in and advances to unconsolidated joint ventures	(30,396,000)	(350,000)
Distributions of capital from unconsolidated joint venture	7,725,000	—
Construction escrows and other	4,632,000	(901,000)

Net cash used in investing activities	(5,462,000)	(83,828,000)

Cash flow from financing activities:
Net (repayments)/advances (to)/from revolving credit facilities	(131,239,000)	18,989,000
Proceeds from mortgage financings	16,272,000	51,588,000
Mortgage repayments	(18,594,000)	(15,753,000)
Payments of debt financing costs	(1,141,000)	(2,821,000)
Termination payments related to interest rate swaps	(5,476,000)	—
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	—	12,212,000
Distributions to consolidated joint venture minority interests	(2,186,000)	(2,113,000)
Redemption of Operating Partnership Units	(2,834,000)	—
Distributions to limited partners	(526,000)	(229,000)
Net proceeds from the sales of preferred and common stock	138,296,000	—
Exercise of warrant	10,000,000	—
Preferred stock distributions	(5,907,000)	(5,907,000)
Distributions to common shareholders	(16,470,000)	(5,046,000)

Net cash (used in) provided by financing activities	(19,805,000)	50,920,000

Net (decrease) increase in cash and cash equivalents	(5,022,000)	1,295,000
Cash and cash equivalents at beginning of period	17,164,000	8,231,000

Cash and cash equivalents at end of period	$12,142,000	$9,526,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
Note 1. Organization and Basis of Preparation
     Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominantly in coastal mid-Atlantic and New England states. At September 30, 2010, the Company owned and managed 125 operating properties (15 properties in an unconsolidated joint venture).
     Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2010 the Company owned a 97.7% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (2.3% at September 30, 2010) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 1.5 million OP Units outstanding at September 30, 2010 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
     As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.
     The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities (“VIEs”) for which it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of the equity investment at risk (i) lack the power to make decisions about the entity’s activities that significantly impacts the entity’s performance through voting or similar rights, (ii) have no obligation to absorb the expected losses of the entity, or (iii) have no right to receive the expected residual returns of the entity, or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. In January 2010, the Company adopted the updated accounting guidance for determining whether an entity is a VIE, which requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. The updated guidance requires an entity to consolidate a VIE if it has (i) the power to direct the activities that most

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.
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
     The Company’s three 60%-owned joint ventures for development projects in Limerick, Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be VIEs and the Company is the primary beneficiary in each case. At September 30, 2010, these VIEs owned real estate with a carrying value of $135.9 million. The assets of the consolidated VIEs can be used to settle obligations other than those of the consolidated VIE. At that date, one of the VIEs had a property-specific mortgage loan payable aggregating $62.6 million, and the real estate owned by the other two VIEs partially collateralized the secured revolving development property credit facility to the extent of $28.1 million. Such obligations are guaranteed by, and are recourse to, the Company.
     With respect to its unconsolidated joint ventures, the Company has a 20% interest in a joint venture with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian real estate investment trust (“RioCan”) formed initially for the acquisition of seven shopping center properties owned by the Company; all seven properties had been transferred to the joint venture by June 30, 2010. The accounting treatment presentation on the accompanying consolidated balance sheet is to reflect the Company’s applicable carrying values as “real estate to be transferred to a joint venture” retroactively for all periods presented, whereas the accounting treatment presentation on the accompanying consolidated statement of operations is to reflect the results of the properties’ operations through the respective dates of transfer in current operations and, prospectively following their transfer to the joint venture, as “equity in income (loss) of unconsolidated joint ventures”. Although the Company provides management and other services, RioCan has significant management participation rights. The Company has determined that this joint venture is not a VIE. The Company accounts for its investment in this joint venture under the equity method.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
     In addition, the Company has a 76.3% limited partner’s interest in a joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania. The Company has determined that this joint venture is not a VIE. The Company has no control over the entity, does not provide any management or other services to the entity, and has no substantial participating or “kick out” rights. The Company accounts for its investment in this joint venture under the equity method.
     At September 30, 2010, the Company had deposits of $0.9 million on five land parcels to be purchased for future development. Although each of the entities holding the deposits is considered a VIE, the Company has not consolidated any of them as the Company is not the primary beneficiary in each case.
Note 2. Summary of Significant Accounting Policies
     The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (as amended in Form 10-K/A).
     During the first quarter of 2010, the Company determined that at the time it acquired certain properties during 2003 through 2009, it had underprovided for certain identifiable intangible lease liabilities relating to fixed-price renewal options that were at below-market rates. At the time such properties were acquired, the Company determined the fair value of such renewal options to be immaterial, based upon the Company’s assessment of a very low probability that any of such renewal options would be exercised. Accordingly, the Company assigned a zero value to such renewal options. The Company reconsidered these determinations during the first quarter of 2010, and concluded that option renewal periods should have been valued with respect to certain of the leases. Using the updated assumptions, the Company determined that the December 31, 2009 carrying amounts of unamortized intangible lease liabilities and real estate, net, were understated by $8,429,000 and $7,688,000, respectively (the latter amount net of $741,000, representing the cumulative understated depreciation expense for the periods 2003 through 2009). In addition, total equity and limited partners’ interest in the Operating Partnership were overstated by $723,000 and $18,000, respectively, as of December 31, 2009, reflecting the aforementioned cumulative depreciation adjustment.
     Pursuant to the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these adjustments were immaterial to any full year’s consolidated financial statements. However, the Company did determine that recording the adjustments entirely in the three months ended March 31, 2010 would have been material to the consolidated statement of operations for that period. Accordingly, as provided by SAB 108, such adjustments were reflected retroactively in the Company’s consolidated financial statements for all prior periods, including the December 31, 2009 consolidated balance sheet and the consolidated statement of operations for the three and nine months ended September 30, 2009 included in this report.
     The following tables summarize the impact of the adjustments on the Company’s consolidated balance sheet as of December 31, 2009 and consolidated statement of operations for the three and nine months ended September 30, 2009:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

	December 31, 2009
	As reported	Adjustment	As revised

Real estate (a)	$1,675,322,000	$8,429,000	$1,683,751,000
Less accumulated depreciation (a)	(164,615,000)	(741,000)	(165,356,000)

Real estate, net	$1,510,707,000	$7,688,000	$1,518,395,000

Unamortized intangible lease liabilities (a)	$46,643,000	$8,429,000	$55,072,000

Limited partners’ interest in Operating Partnership	$12,656,000	$(18,000)	$12,638,000

Total equity	$614,487,000	$(723,000)	$613,764,000

	Three months ended September 30, 2009
	As reported	Adjustment		As revised

Depreciation and amortization expense (a)	$12,730,000	$53,000		$12,783,000

Net income attributable to common shareholders	$1,447,000	$(51,000)	(b)	$1,396,000

Per common share (basic and diluted)	$0.03	$—		$0.03

	Nine months ended September 30, 2009
	As reported	Adjustment		As revised

Depreciation and amortization expense (a)	$37,705,000	$158,000		$37,863,000

Net income attributable to common shareholders	$5,130,000	$(151,000)	(b)	$4,979,000

Per common share (basic and diluted)	$0.11	$—		$0.11

(a)	Does not include revisions for other retroactive adjustments such as the sales of properties, where the applicable net assets and resuts of operations have been treated as “held for sale” and “income (loss) from discontinued operations”, respectively.

(b)	Net of noncontrolling interests (limited partners’ interest).
Real Estate Investments and Discontinued Operations
     Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years. Depreciation expense amounted to $10.9 million and $11.4 million for the three months ended September 30, 2010 and 2009, respectively, and $32.9 million and $34.0 million for the nine months ended September 30, 2010 and 2009, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
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
     Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $0.6 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively, and $2.2 million and $5.0 million for the nine months ended September 30, 2010 and 2009, respectively. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under development. The Company considers a construction project to be substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity.
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
     During the three months ended March 31, 2010 and the nine months ended September 30, 2010, the Company wrote off approximately $1.3 million of costs incurred in prior years for a potential development project in Williamsport, Pennsylvania that the Company determined would not go forward. During the three months ended March 31, 2009 and the nine months ended September 30, 2009, the Company wrote off costs incurred related to the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of approximately $1.5 million).

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
     In connection with the Cedar/RioCan joint venture transactions, the Company recorded additional impairment charges related principally to the remaining completion work at the Blue Mountain Commons property transferred to the joint venture in December 2009 ($0.2 million and $2.3 million for the three and nine months ended September 30, 2010, respectively). The accounting treatment presentation on the accompanying consolidated statements of operations is to reflect the results of the properties’ operations through the respective dates of transfer in current operations and, prospectively, following their transfer to the joint venture, as “equity in income (loss) of unconsolidated joint ventures”. Accordingly, the accompanying statement of operations includes revenues prior to the properties being transferred to the Cedar/RioCan joint venture in the amounts of $0.0 million and $4.4 million, respectively, for three months ended September 30, 2010 and 2009, and $3.3 million and $13.6 million, respectively, for the nine months ended September 30, 2010 and 2009.
     As of June 30, 2010, the Company treated as “held for sale” its 105,000 square foot Long Reach Village shopping center, located in Columbia, Maryland, with a sales price of approximately $5.5 million; the sale of the property was concluded on October 29, 2010. In connection with the decision to sell the property, the Company has recorded an impairment charge of approximately $3.0 million during the nine months ended September 30, 2010 ($3.0 million was recorded during the three months ended June 30, 2010 and $34,000 was recorded during the three months ended September 30, 2010). On February 25, 2010, the Company sold its 7,000 square foot Family Dollar convenience center, located in Zanesville, Ohio, for a sales price of $575,000; the Company realized a net gain on the transaction of approximately $170,000. During the year ended December 31, 2009, the Company sold, or treated as “held for sale”, nine of its drug store/convenience centers, located in Ohio and New York. Of these, three centers were sold during the three months ended March 31, 2010 for an aggregate sales price of approximately $10.1 million. In connection with these transactions, the Company recorded an additional impairment charge of approximately $248,000 during the three months ended March 31, 2010 and the nine months ended September 30, 2010. The properties’ results of operations have been classified as “discontinued operations” for all periods presented.
     The following is a summary of the components of (loss) income from discontinued operations for the three and nine months ended September 30, 2010 and 2009, respectively:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
Rents	$282,000	$924,000	$1,078,000	$2,944,000
Expense recoveries	90,000	279,000	304,000	976,000

Total revenues	372,000	1,203,000	1,382,000	3,920,000

Expenses:
Operating, maintenance and management	149,000	228,000	539,000	661,000
Real estate and other property-related taxes	28,000	177,000	124,000	617,000
Depreciation and amortization	26,000	325,000	152,000	1,046,000
Interest expense	67,000	310,000	256,000	953,000

	270,000	1,040,000	1,071,000	3,277,000

Income from discontinued operations before impairment charges	102,000	163,000	311,000	643,000
Impairment charges	34,000	552,000	3,276,000	722,000

(Loss) income from discontinued operations	$68,000	$(389,000)	$(2,965,000)	$(79,000)

Gains on sale of discontinued operations	$—	$—	$170,000	$277,000

Conditional asset retirement obligation
     A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company. The Company would record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities (the principal conditional asset retirement obligation), and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three and nine months ended September 30, 2010 and 2009, respectively.
Fair Value Measurements
     The Company follows the updated accounting guidance relating to fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
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
     The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value. Financial liabilities measured at fair value in the consolidated financial statements consist of interest rate swaps. The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of September 30, 2010, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate to be transferred to a joint venture and real estate held for sale — discontinued operations.
     The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable and accrued expenses approximate fair value. The valuation of the liability for the Company’s interest rate swaps ($1.9 million at September 30, 2010 and $5.9 million at December 31, 2009), which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. The valuations of the assets for the Company’s real estate to be transferred to a joint venture and real estate held for sale — discontinued operations ($0.0 million and $8.3 million, respectively, at September 30, 2010, and $139.7 million and $21.4

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
million, respectively, at December 31, 2009), which is measured on a nonrecurring basis, have been determined to be a Level 2 within the valuation hierarchy, and were based on the respective contracts of transfer and/or sale.
     The fair value of the Company’s fixed rate mortgage loans was estimated using “significant other observable inputs” such as available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September 30, 2010 and December 31, 2009, the aggregate fair values of the Company’s fixed rate mortgage loans were approximately $599.4 million and $579.2 million, respectively; the carrying values of such loans were $602.6 million and $606.1 million, respectively, at those dates.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
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
     Unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $49.3 million and $53.7 million (as revised) at September 30, 2010 and December 31, 2009, respectively.
     As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $2.0 million and $3.9 million for the three months ended September 30, 2010 and 2009, respectively, and $7.0 million and $10.4 million for the nine months ended September 30, 2010 and 2009, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $3.1 million and $3.5 million for the three months ended September 30, 2010 and 2009, respectively, and $8.8 million and $10.6 million for the nine months ended September 30, 2010 and 2009, respectively.
Cash and Cash Equivalents
     Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days from the date of purchase, and include cash at consolidated joint ventures of $6.2 million and $7.4 million at September 30, 2010 and December 31, 2009, respectively.
Restricted Cash
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established and is not available to fund other property-level or Company-level obligations.
Rents and Other Receivables
     Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
line method over the respective non-cancelable terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over the contractual base rents is included in straight-line rents on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred generally attributable to their respective allocable portions of the total gross leaseable area (“GLA”); under certain leases, such reimbursements are “capped”, i.e., limited to a specified dollar or percentage amount. Such income is recognized in the periods earned. In addition, a limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until such specified sales targets are met.
     The Company must make estimates as to the collectibility of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $4.4 million and $5.3 million at September 30, 2010 and December 31, 2009, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $1.0 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively, and $2.5 million and $2.8 million for the nine month periods ended September 30, 2010 and 2009, respectively.
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
Other Assets
     Other assets at September 30, 2010 and December 31, 2009 are comprised of the following:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

	September 30,	December 31,
	2010	2009
Prepaid expenses	$8,246,000	$5,279,000
Cumulative mark-to-market adjustments related to stock-based compensation	2,246,000	2,100,000
Property deposits	859,000	1,430,000
Other	467,000	506,000

	$11,818,000	$9,315,000

Deferred Charges, Net
     Deferred charges at September 30, 2010 and December 31, 2009 are net of accumulated amortization and are comprised of the following:

	September 30,	December 31,
	2010	2009
Lease origination costs (i)	$17,176,000	$17,696,000
Financing costs (ii)	11,103,000	16,833,000
Other	1,438,000	1,707,000

	$29,717,000	$36,236,000

(i)	Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $8.8 million and $10.0 million, respectively.

(ii)	Financing costs are incurred in connection with the Company’s credit facilities and other long-term debt.
     Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $5.1 million and $2.0 million for the three months ended September 30, 2010 and 2009, respectively, and $9.2 million and $5.4 million for the nine months ended September 30, 2010 and 2009, respectively.
     On September 13, 2010, the Company elected to reduce the total commitments under its secured revolving stabilized property credit facility by $100.0 million. In this connection, the Company accelerated the write-off of approximately $2.6 million of deferred financing costs.
Income Taxes
     The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
certain other requirements. As of September 30, 2010, the Company was in compliance with all REIT requirements.
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
     As of September 30, 2010, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of September 30, 2010, if a counterparty were to default, the Company would receive a net interest benefit. At September 30, 2010, the Company had approximately $20.2 million of mortgage loans payable subject to interest rate swaps. Such interest rate swaps converted LIBOR-based variable rates to fixed annual rates of 5.4% and 6.5% per annum. As of September 30, 2010, the Company had accrued liabilities of $1.9 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to mortgage loans payable. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.
     The following is a summary of the derivative financial instruments held by the Company at September 30, 2010 and December 31, 2009:

			Notional values				Balance	Fair value
Designation/			September 30,		December 31,	Expiration	sheet	September 30,	December 31,
Cash flow	Derivative	Count	2010	Count	2009	dates	location	2010	2009

							Accounts payable
Non-qualifying	Interest	—	$—	1	$23,891,000	2011	and	$—	$1,297,000

Qualifying	rate swaps	2	$20,192,000	8	$56,925,000	2010 - 2020	accrued expenses	$1,926,000	$4,655,000

     The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2010 and 2009:

		Amount of gain (loss) recognized in other		Amount of gain (loss) recognized in other
		comprehensive (loss) income (effective portion)		comprehensive (loss) income (effective portion)
Designation/		Three months ended September 30,		Nine months ended September 30,
Cash flow	Derivative	2010 (a)	2009	2010 (a)	2009

	Interest rate
Qualifying	swaps	$(133,000)	$(983,000)	$(420,000)	$2,917,000

(a)	Does not include amoirtzation and adjustments related to the terminated Stroudsburg swaps of ($0.3 million) and $.05 million for the three and nine months ended Septenber 30, 2010, respectively.

		Amount of gain (loss) recognized in interest expense		Amount of gain (loss) recognized in interest expense
		(ineffectve portion)		(ineffectve portion)
	Interest rate
Qualifying	swaps	$—	$(48,000)	$—	$67,000

Earnings Per Share
     Basic earnings per share (“EPS”) is computed by dividing net (loss) income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period (including restricted shares and shares held by Rabbi Trusts). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The calculation of the number of such additional shares related to the warrants issued to RioCan prior to exercise was 0 and 26,000, respectively, for the three and nine months ended September 30, 2010; however such

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
amounts were anti-dilutive as the Company reported a net loss in both periods. The calculation of the number of such additional shares related to other warrants and stock options was anti-dilutive for the three and nine months ended September 30, 2010 and 2009. Fully-dilutive EPS was the same as basic EPS for all periods.
Stock-Based Compensation
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) establishes the procedures for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 2,750,000, and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (i) upon the third anniversary of the date of grant for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants and satisfaction of the performance criteria. The shares granted in March 2010 in connection with the Company’s performance-based target bonus compensation arrangements for 2009 will vest one year from the date of grant. Time—based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria.
     In January 2008 and June 2008, the Company issued 53,000 shares and 7,000 shares of common stock, respectively, as performance-based grants, based on the total annual return on an investment in the Company’s common stock (“TSR”) over the three-year period ending December 31, 2010, which will vest if such TSR is equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the January 2008 performance-based shares to be $6.05 per share, compared to a market price at the date of grant of $10.07 per share; similar methodology determined the value of the June 2008 performance-based shares to be $10.31 per share, compared to a market price at the date of grant of $12.13 per share.
     In January 2009, the Company issued 218,000 shares of common stock as performance-based grants, based on the TSR over the three-year period ending December 31, 2011, with 75% to vest if such TSR is equal to, or greater than an average of 6% TSR per year on the Company’s common stock, and 25% to vest based on a comparison of TSR for such three years to the Company’s peer group. The independent appraisal determined the values of the performance-based shares to be $5.44 and $6.48 per share, respectively, compared to a market price at the date of grant of $7.02 per share.
     In January 2010, the Company issued 227,000 shares of common stock as performance-based grants. As modified in September 2010, one-half of these amounts will vest upon the

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
satisfaction of the following conditions: (a) if the TSR on the Company’s common stock is at least an average of 6% per year for the three years ending December 31, 2012, and (b) if there is a positive comparison of TSR on the Company’s common stock to the median of the TSR for the Company’s peer group for the three years ending December 31, 2012. The independent appraisal determined the values of the category (a) and (b) performance-based shares to be $4.56 per share and $6.00 per share, respectively, compared to a market price at the date of grant of $6.70 per share. In September 2010, the Company issued 3,000 shares of performance-based grants which will vest the same as the January 2010 grants. The Company has valued these shares at the market price of $6.17 per share on the date of grant.
     The additional restricted shares issued during the three and nine months ended September 30, 2010 and 2009 were time-based grants, and amounted to 1,000 shares and 20,000 shares for the three months September 30, 2010 and 2009, respectively, and 279,000 shares and 396,000 shares for the nine months ended September 30, 2010 and 2009, respectively. The value of all grants is being amortized on a straight-line basis over the respective vesting periods (irrespective of achievement of the performance grants) adjusted, as applicable, for fluctuations in the market value of the Company’s common stock. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet. The following table sets forth certain stock-based compensation information for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three months ended Sept. 30,		Nine month ended Sept. 30,
	2010	2009	2010	2009
Restricted share grants	4,000	20,000	509,000	614,000
Average per-share grant price	$6.17	$6.00	$6.54	$4.94
Recorded as deferred compensation, net	$20,000	$120,000	$3,325,000	$3,034,000

Charged to operations:
Amortization relating to stock-based compensation	$856,000	$850,000	$2,446,000	$2,271,000
Adjustments to reflect changes in market price of Company’s common stock	(2,000)	517,000	(377,000)	(558,000)

Total charged to operations	$854,000	$1,367,000	$2,069,000	$1,713,000

Non-vested shares:
Non-vested, beginning of period	1,344,000	1,090,000	980,000	508,000
Grants	4,000	20,000	509,000	614,000
Vested during period	—	(38,000)	(141,000)	(49,000)
Forfeitures/cancellations	(1,000)	—	(1,000)	(1,000)

Non-vested, end of period	1,347,000	1,072,000	1,347,000	1,072,000

Average value of non-vested shares (based on grant price)	$6.33	$8.11	$6.33	$8.11

Value of shares vested during the period (based on grant price)	$4,000	$398,000	$2,193,000	$564,000

     At September 30, 2010, 1.0 million shares remained available for grants pursuant to the Incentive Plan, and $3.8 million remained as deferred compensation, to be amortized over various periods ending in September 2013.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
Supplemental consolidated statements of cash flows information

	Nine months ended Sept. 30,
	2010	2009
Supplemental disclosure of cash activities:
Interest paid	$37,206,000	$37,785,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	3,325,000	3,034,000
Assumption of mortgage loans payable — acquisitions	—	(54,565,000)
Assumption of mortgage loans payable — disposition	7,740,000	2,258,000
Conversion of OP Units into common stock	177,000	90,000
Purchase accounting allocations:
Intangible lease assets	—	7,174,000
Intangible lease liabilities	(2,600,000)	(3,265,000)
Net valuation decrease in assumed mortgage loan payable (a)	—	1,649,000
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	(1,450,000)	3,064,000
Accrued real estate improvement costs	—	1,349,000
Accrued construction escrows	(1,777,000)	1,026,000
Accrued financing costs and other	(463,000)	22,000
Capitalization of deferred financing costs	674,000	1,242,000

Deconsolidation of properties transferred to joint venture:
Real estate, net	139,745,000	—
Mortgage loans payable	(94,058,000)
Other assets/liabilties, net	(3,574,000)	—
Investment in and advances to unconsolidated joint venture	9,423,000	—
Settlement receivable from unconsolidated joint venture	3,824,000	—

(a)	The net valuation decrease in an assumed mortgage loan payable resulted from adjusting the contract rate of interest (4.9% per annum) to a market rate of interest (6.1% per annum).
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
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
Note 3. Real Estate/Investment in Unconsolidated Joint Ventures
     The Company and RioCan have entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties previously owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas, in the same joint venture format. The transfers of the initial seven properties, which commenced in December 2009, were completed in May 2010. The 2010 property transfers resulted in net proceeds to the Company of approximately $29.9 million, all of which were used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities.
     On January 26, 2010, the Cedar/RioCan joint venture acquired the Town Square Plaza shopping center located in Temple, Pennsylvania, an approximately 128,000 square foot supermarket-anchored shopping center which was completed in 2008. The purchase price for the property, which was unencumbered, was approximately $19.0 million.
     On July 2, 2010, the Company placed approximately $33.0 million of mortgage financing, which bears interest at 5.0% per annum, on three previously unencumbered Cedar/RioCan joint venture properties.
     On August 3, 2010, the Cedar/RioCan joint venture acquired the Exeter Commons shopping center located in Exeter Township, Pennsylvania, an approximately 361,000 square foot supermarket-anchored shopping center which was completed in 2009. The purchase price for the property was approximately $53.0 million. At the closing, the joint venture placed an approximate $30.0 million first mortgage, which bears interest at 5.30% per annum, on the property.
     On September 29, 2010, the Cedar/RioCan joint venture acquired the Montville Commons shopping center located in Uncasville, Connecticut, an approximate 118,000 square foot shopping which was completed in 2005. The purchase price for the property, which was unencumbered, was approximately $18.9 million.
     On September 29, 2010, the Cedar/RioCan joint venture acquired a five shopping center portfolio for approximately $133.3 million. The five centers, Monroe Marketplace, located in Selinsgrove, Pennsylvania, Creekview Shopping Center, located in Warrington, Pennsylvania, Pitney Road Plaza, located in Lancaster, Pennsylvania, Sunrise Plaza, located in Forked River,

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
New Jersey and New River Valley Center, located in Christiansburg, Virginia, comprise approximately 936,000 square feet of primarily supermarket and big box anchored shopping centers. At the closing, the joint venture placed an approximate $72.5 million first mortgage, which bears interest at 4.75% per annum, on the five properties.
     In connection with the Cedar/RioCan joint venture transactions, the Company earned from the joint venture an acquisition fee of approximately $1.1 million and financing fees of approximately $0.3 million, which are included in other income in the accompanying statements of operations. In addition, the Company incurred fees due its investment advisor of approximately $2.2 million, which are included in transaction costs in the accompanying statements of operations.
     In connection with September 29, 2010, portfolio acquisition, the Cedar/RioCan joint venture agreed to purchase two additional properties, with an aggregate of 821,000 square feet, for an aggregate purchase price of approximately $67.8 million above a $11.8 million first mortgage bearing interest at 7.0% per annum and maturing in November 2018, subject to certain conditions. One property, Red Rose Commons, located in Lancaster, Pennsylvania, is subject to the terms of an existing partnership agreement between a third party joint-venture partner and the seller. This property would be purchased by the existing Cedar/RioCan joint venture. The other property, The Whitehall Mall, located in Allentown, Pennsylvania, would be owned by Cedar and RioCan on a 50-50 basis with the expectation that the parties will eventually redevelop this property. Closing of this purchase is also subject to reaching agreement with a third partner joint-venture partner of the seller.
     The following summarizes certain financial information related to the Company’s investment in the Cedar/RioCan unconsolidated joint venture at September 30, 2010 and December 31, 2009, respectively, and for the three and nine months ended September 30, 2010:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

	Cedar/RioCan Joint Venture
	September 30, 2010	December 31, 2009
Assets:
Real estate, net	$399,325,000	$41,158,000
Cash and cash equivalents	3,338,000	404,000
Restricted cash	3,942,000	812,000
Due from RioCan	7,476,000	2,322,000
Other assets	12,069,000	1,162,000

Total assets	$426,150,000	$45,858,000

Liabilities and partners’ capital:
Mortgage loans payable (a)	$228,804,000	$—
Due to the Company	9,533,000	2,322,000
Other liabilities	7,287,000	345,000

Preferred stock	97,000	—

Partners’ capital:
RioCan	142,245,000	34,553,000
The Company	38,184,000	8,638,000

Total partners’ capital	180,429,000	43,191,000

Total liabilties and partners’ capital	$426,150,000	$45,858,000

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Statements of operations:
Revenues	$6,812,000	$15,057,000
Property operating and other expenses	1,469,000	3,495,000
Management fees to the Company	228,000	503,000
Acquisition transaction costs (b)	3,867,000	4,462,000
Depreciation and amortization	1,665,000	3,460,000
Interest and other non-operating expenses, net	2,392,000	4,334,000

Net loss	$(2,809,000)	$(1,197,000)

RioCan	(2,243,000)	(921,000)
The Company	(566,000)	(276,000)

	$(2,809,000)	$(1,197,000)

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
(a)	The Cedar/RioCan joint venture has property-specific mortgage loans payable with various expiration dates ranging from June 2011 through August 2020, with a weighted average interest rate of 5.2% per annum.

(b)	Acquisition transaction costs for the three months and nine months ended September 30, 2010 include $1.0 million and $1.1 million, respectively, payable to the Company.
     In addition, the Company has a 76.3% interest in a joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania. The Company’s investments in this joint venture were $5.8 million and $5.5 million, respectively, at September 30, 2010 and December 31, 2009; the Company’s share of the joint venture’s net income was $0.3 million for each of the three month periods ended September 30, 2010 and 2009, and $0.8 million for each of the nine month periods ended September 30, 2010 and 2009.
Real Estate Pledged
     At September 30, 2010 a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the revolving credit facilities.
Note 4. Mortgage Loans Payable and Secured Revolving Credit Facilities
     Secured debt is comprised of the following at September 30, 2010 and December 31, 2009:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)

	September 30, 2010			December 31, 2009
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages (a)	$602,608,000	5.8%	5.0% - 7.6%	$606,108,000	5.8%	5.0% - 8.5%
Variable-rate mortgages	83,571,000	3.4%	2.5% - 5.9%	82,181,000	3.4%	2.5% - 5.9%

Total property-specific mortgages	686,179,000	5.5%		688,289,000	5.6%
Stabilized property credit facility	23,535,000	5.5%		187,985,000	5.5%
Development property credit facility	102,911,000	2.5%		69,700,000	2.5%

	$812,625,000	5.1%		$945,974,000	5.3%

Fixed-rate mortgages related to:
Real estate transferred or to be transferred to a joint venture	$—	—		$94,018,000	5.8%	4.8% - 7.2%

Real estate held for sale — discontinued operations	$4,626,000	5.7%		$12,455,000	5.5%	5.2% - 5.7%

(a)	Restated to reflect the reclassifications of properties transferred to the Cedar/RioCan joint venture and properties treated as discontinued operations.
     Included in variable-rate mortgages is the Company’s $70.7 million construction facility (as amended on November 3, 2010) with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture development property in Pottsgrove, Pennsylvania as collateral for borrowings thereunder. The facility is guaranteed by the Company and will expire in September 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 basis points (“bps”) (amended on November 3, 2010 to 325 bps), or the agent bank’s prime rate. Borrowings outstanding under the facility aggregated $62.6 million at September 30, 2010, and such borrowings bore interest at an average rate of 2.5% per annum. As of September 30, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
Secured Revolving Stabilized Property Credit Facility
     In November 2009, the Company closed an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A. as administrative agent, together with three other lead lenders and other participating banks. On September 13, 2010, the Company elected to reduce the total commitments under the facility from $285.0 million to $185.0 million. The facility is expandable to $400 million, subject principally to acceptable collateral and the availability of lender commitments and will expire on January 31, 2012, subject to a one-year extension option. The principal terms of the facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5%, and (iv) an unused portion fee of 50 bps.
     Borrowings outstanding under the facility aggregated $23.5 million at September 30, 2010; such borrowings bore interest at a rate of 5.5% per annum; the Company had pledged 32 of its shopping center properties as collateral for such borrowings as of that date.
     The secured revolving stabilized property credit facility has been, and will be, used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of September 30, 2010, the Company was permitted to draw up to approximately $163.5 million, of which approximately $140.0 million remained available as of that date. As of September 30, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.
     On October 26, 2010, the Company placed a first mortgage on a property that had previously collateralized the secured revolving stabilized property credit facility. Reflecting this transaction, the amount the Company is permitted to draw under the facility was adjusted from $163.5 million to $154.1 million.
Secured Revolving Development Property Credit Facility
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject principally to acceptable collateral and the availability of additional lender commitments, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been, and will be, used to fund in part the Company’s and certain consolidated joint ventures’ development activities. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $102.9 million at September 30, 2010; such borrowings bore interest at an average rate of 2.5% per annum. As of September 30, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
Note 5. Preferred and Common Stock
     The Company in October 2009 (1) sold to RioCan 6,666,666 shares of the Company’s common stock at $6.00 per share in a private placement for an aggregate of $40 million (RioCan agreeing that it would not sell any of such shares for a period of one year), (2) issued to RioCan warrants to purchase 1,428,570 shares of the Company’s common stock at an exercise price of $7.00 per share (RioCan exercised its warrant on April 27, 2010 and the Company realized net proceeds of $10.0 million), and (3) entered into a “standstill” agreement with respect to increases in RioCan’s ownership of the Company’s common stock for a three-year period. In addition, subject to certain exceptions, the Company agreed that it would not issue any new shares of common stock unless RioCan is offered the right to purchase that additional number of shares that would maintain its pro rata percentage ownership, on a fully diluted basis.
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
     On February 5, 2010, the Company concluded a public offering of 7,500,000 shares of its common stock at $6.60 per share, and realized net proceeds, after offering expenses, of approximately $47.0 million. On March 3, 2010, the underwriters exercised their over-allotment option to the extent of 698,000 shares, and the Company realized additional net proceeds of $4.3 million. In connection with the offering, RioCan purchased 1,350,000 shares of the Company’s common stock and the Company realized additional net proceeds of $8.9 million.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
     On February 5, 2010, the Company filed a registration statement with the Securities and Exchange Commission for up to 5,000,000 shares of the Company’s common stock under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). The DRIP offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock at 98% of their market value. Through September 30, 2010, the Company issued approximately 927,000 shares of its common stock at an average price of $5.65 per share and realized proceeds after expenses of approximately $5.1 million. On October 6, 2010, the Company issued an additional approximate 178,000 shares of its common stock at $6.01 per share and realized net proceeds of approximately $1.1 million.
     In connection with a litigation settlement in April 2010 in the Company’s favor, the Company received a cash payment of $750,000. In addition, the defendants acquired 94,000 shares of the Company’s common stock at an average price of $8.01 per share from which the Company realized net proceeds of an additional $750,000.
     On August 25, 2010, the Company concluded a public offering of 2,850,000 shares of its 8-7/8% Series A Cumulative Redeemable preferred stock at $24.50 per share, and realized net proceeds, after offering expenses, of approximately $67.3 million. In connection with the sale, the Company’s investment advisor received an underwriter’s discount of approximately $2.4 million.
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
Note 6. Subsequent Events
     In determining subsequent events, management reviewed all activity from October 1, 2010 through the date of filing this Quarterly Report on Form 10-Q.
     On October 13, 2010, the Cedar/RioCan joint venture acquired the Cross Keys Place shopping center located in Sewell, New Jersey, an approximately 148,000 square foot shopping

Cedar Shopping Centers, Inc
Notes to Consolidated Financial Statements
September 30, 2010
(unaudited)
which was completed in 2007. The purchase price for the property, which was unencumbered, was approximately $26.3 million.
     On October 19, 2010, the Company acquired a 230,000 square foot single-tenant office property on a 15 acre parcel of land adjacent to the Company’s 76.3%-owned joint venture property in Philadelphia, Pennsylvania (with the same tenant). The closing required cash (principally the funding of lender escrows, but excluding other closing costs and adjustments) of. approximately $2.5 million and the assumption of a $13.0 million first mortgage loan, bearing interest at 6.5% per annum and maturing in 2012.
     On October 21, 2010, the Cedar/RioCan joint venture acquired a five shopping center portfolio for approximately $91.0 million. The five centers, Gettysburg Marketplace, located in Gettysburg, Pennsylvania, York Marketplace, located in York, Pennsylvania, Northland Center, located in State College, Pennsylvania, Marlboro Crossroads, located in Upper Marlboro, Maryland and Towne Crossings, located in Midlothian, Virginia, comprise approximately 678,000 square feet of primarily supermarket and big box anchored shopping centers. The joint venture anticipates arranging fixed-rate financing of approximately $50.6 million on this portfolio subsequent to the closing.
     On October 21, 2010, the Company’s Board of Directors declared a dividend of $0.09 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared a dividend of $0.5546875 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on November 22, 2010 to shareholders of record on November 12, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
     The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominantly in coastal mid-Atlantic and New England states. At September 30, 2010, the Company owned and managed (both wholly-owned and in joint venture) a portfolio of 125 operating properties totaling approximately 14.5 million square feet of gross leasable area (“GLA”), including 93 wholly-owned properties comprising approximately 9.4 million square feet, 13 properties owned in joint venture (consolidated) comprising approximately 1.7 million square feet, 15 properties partially-owned in a managed unconsolidated joint venture comprising approximately 2.7 million square feet, and four ground-up development properties comprising approximately 0.7 million square feet. Excluding the four ground-up development properties, the 121 property portfolio was approximately 90.8% leased at September 30, 2010. The Company also owned approximately 194 acres of land parcels, a portion of which is under development. In addition, the Company has a 76.3% interest in another unconsolidated joint venture, which it does not manage, which owns a single-tenant office property in Philadelphia, Pennsylvania.
     The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At September 30, 2010, the Company owned 97.7% of the Operating Partnership and is its sole general partner. OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
     The Company has historically sought opportunities to acquire properties suited for development and/or redevelopment where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns. In connection with the Cedar/RioCan joint venture, the Company will continue to seek to acquire primarily supermarket-anchored stabilized properties in its primary market areas.
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
Stock-Based Compensation
     The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) establishes the procedures for the granting of incentive stock options, stock appreciation rights, restricted shares,

performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan, as amended, is 2,750,000, and the maximum number of shares that may be granted to a participant in any calendar year is 250,000. Substantially all grants issued pursuant to the Incentive Plan are “restricted stock grants” which specify vesting (i) upon the third anniversary of the date of grant for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants and satisfaction of the performance criteria. The shares granted in March 2010 in connection with the Company’s performance-based target bonus compensation arrangements for 2009 will vest one year from the date of grant. Time—based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. These value estimates have a direct impact on net income, because higher valuations would result in lower net income, whereas lower valuations would result in higher net income. The value of such grants is being amortized on a straight-line basis over the respective vesting periods, as adjusted for fluctuations in the market value of the Company’s common stock.
Results of Operations
     Differences in results of operations between 2010 and 2009 were primarily the result of the impact of the Cedar/RioCan joint venture transactions, the Company’s property acquisition/disposition program, and continuing development/redevelopment activities. During the period January 1, 2009 through September 30, 2010, the Company acquired two shopping centers aggregating approximately 522,000 square feet of GLA for a total cost of approximately $72.5 million. In addition, the Company placed into service four ground-up developments having an aggregate cost of approximately $151.4 million. The Company sold or treated as “held for sale” 11 drug store/convenience/supermarket anchored centers aggregating approximately 416,000 square feet of GLA for an aggregate sales price of approximately $33.2 million. The Company has transferred seven properties to the Cedar/RioCan joint venture, aggregating approximately 1,167,000 square feet of GLA. In connection with such transfer, the Company realized approximately $64 million in net proceeds. Net (loss) income attributable to common shareholders was ($6.8) million and $1.4 million for three months ended September 30, 2010 and 2009, respectively, and ($14.5) million and $5.0 million for the nine months ended September 30, 2010 and 2009, respectively.

Comparison of the three months ended September 30, 2010 to 2009

						Properties
			(Decrease)	Percent		held in
	2010	2009	increase	change	Other	both periods

Total revenues	$40,378,000	$44,712,000	$(4,334,000)	-10%	$(1,490,000)	(2,844,000)
Property operating expenses	13,135,000	13,402,000	(267,000)	-2%	(341,000)	74,000
Depreciation and amortization	11,854,000	12,473,000	(619,000)	-5%	(390,000)	(229,000)
General and administrative	2,421,000	2,521,000	(100,000)	-4%	n/a	n/a
Impairments	155,000	—	155,000	n/a	n/a	n/a
Terminated projects and acquisition transaction costs	2,043,000	—	2,043,000	n/a	n/a	n/a
Non-operating income and expense, net (i)	15,329,000	12,166,000	3,163,000	26%	n/a	n/a
Discontinued operations:
Income from discontinued operations	102,000	163,000	(61,000)	n/a	n/a	n/a
Impairment charges	(34,000)	(552,000)	518,000	n/a	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization and write-off of deferred financing costs) and equity in income of unconsolidated joint ventures, and gain on sale of a land parcel.
     Properties held in both periods. The Company held 101 properties throughout the three months ended September 30, 2010 and 2009.
     Total revenues decreased primarily as a result of (i) a decrease in base rents ($0.6 million), (ii) a decrease in non-cash amortization of intangible lease liabilities primarily as a result of the completion of scheduled amortization at certain properties ($1.7 million) (which also resulted in a decrease in depreciation and amortization expense), (iii) a decrease in tenant recovery income ($0.1 million), (iv) a decrease in percentage rent ($0.1 million), and (v) a decrease in straight-line rents ($0.4 million). In connection with the worsening economic climate beginning in the latter part of 2008 and continuing throughout the respective periods, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected limited circumstances, the aggregate amount of such relief granted had a limited impact on results of operations. However, there can be no assurance that the amount of such relief will not become more significant in future periods.
     Property operating expenses increased primarily as a result of (i) an increase in non-billable operating expenses ($0.1 million), (ii) an increase in landscaping ($25,000), (iii) an increase in real estate taxes ($25,000), (iv) an increase in utilities ($24,000), (v) an increase in management fees ($22,000), (vi) an increase in other operating expenses ($28,000), which is partially off-set by (vii) a decrease in bad debt expense ($171,000).
     General and administrative expenses decreased primarily as the result of a decrease in mark-to-market adjustments relating to stock-based compensation.
     Impairments reflect additional impairment charges related principally to the properties transferred to the Cedar/RioCan joint venture.

     Terminated projects and acquisition transaction costs for the three months ended September 30, 2010 principally includes an acquisition fee that was payable to the Company’s investment advisor related to the Cedar/RioCan joint venture ($2.0 million).
     Non-operating income and expense, net, increased primarily as a result of (i) higher amortization of deferred financing costs ($3.4 million) resulting from (a) extending the secured revolving stabilized property credit facility, originally in January 2009 and again in November 2009, and (b) the Company’s reduction in September 2010 of its aggregate commitments under its secured revolving stabilized property credit facility, resulting in an accelerated write-off of deferred financing costs of approximately $2.6 million, (ii) a decrease in development activity reducing the amount of interest expense capitalized to development projects ($0.9 million), (iii) a decrease in equity in income of unconsolidated joint ventures ($0.5 million), (iv) higher loan interest expense principally related to an increase in the interest rate for the secured revolving stabilized property credit facility, which was partially offset by a reduction in the outstanding balance of the secured revolving stabilized credit facility ($28,000), partially offset by (v) a decrease in mortgage interest expense ($1.4 million) principally related to the transfer of properties to the Cedar/RioCan joint venture.
     Discontinued operations for 2010 and 2009 include the results of operations and impairment charges ($34,000) and ($0.6 million), respectively, for 11 of the Company’s drug store/convenience/supermarket anchored centers which it sold or treated as “held for sale”, located in Ohio, New York and Maryland.
     Other includes principally (a) the results of properties acquired after January 1, 2009, (b) the results of properties transferred to the Cedar/Rio joint venture through the respective dates of transfer, (c) acquisition, financing and property management fees earned by the Company, (d) results of ground-up development and re-development properties recently placed into service and (e) unallocated property and construction management compensation and benefits (including stock-based compensation), summarized as follows:

Revenues:

RioCan joint venture properties	$(4,360,000)
Fees earned by the Company	1,506,000
Development and redevelopment properties	1,364,000

$(1,490,000)

Property operating expenses:

RioCan joint venture properties	$(935,000)
Unallocated compensation benefits	(6,000)
Development and redevelopment properties	600,000

$(341,000)

Depreciation and amortization expense:

RioCan joint venture properties	$(1,282,000)
Development and redevelopment properties	892,000

$(390,000)

Comparison of the nine months ended September 30, 2010 to 2009

						Properties
			Increase	Percent		held in
	2010	2009	(decrease)	change	Other	both years

Total revenues	$125,625,000	$133,736,000	$(8,111,000)	-6%	$(1,826,000)	(6,285,000)
Property operating expenses	42,136,000	40,413,000	1,723,000	4%	1,426,000	297,000
Depreciation and amortization	35,485,000	36,925,000	(1,440,000)	-4%	(266,000)	(1,174,000)
General and administrative	6,738,000	6,813,000	(75,000)	-1%	n/a	n/a
Impairments	2,272,000	—	2,272,000	n/a	n/a	n/a
Terminated projects and acquisition transaction costs	3,365,000	3,948,000	(583,000)	n/a	n/a	n/a
Non-operating income and expense, net (i)	41,032,000	34,438,000	6,594,000	19%	n/a	n/a
Discontinued operations:
Income from discontinued operations	311,000	643,000	(332,000)	n/a	n/a	n/a
Impairment charges	(3,276,000)	(722,000)	(2,554,000)	n/a	n/a	n/a
Gain on sale of discontinued operations	170,000	277,000	(107,000)	n/a	n/a	n/a

(i)	Non-operating income and expense consists principally of interest expense (including amortization and write-off of deferred financing costs) and equity in income of unconsolidated joint ventures, and gain on sale of a land parcel.
     Properties held in both periods. The Company held 99 properties throughout the nine months ended September 30, 2010 and 2009.
     Total revenues decreased primarily as a result of (i) a decrease in non-cash amortization of intangible lease liabilities primarily as a result of the completion of scheduled amortization at certain properties ($3.0 million) (which also resulted in a decrease in depreciation and amortization expense), (ii) a decrease in base rents ($1.9 million), (iii) a decrease in tenant recovery income ($0.7 million), (iv) a decrease in other income predominately related to insurance proceeds received during the second quarter of 2009 ($0.1 million), (v) a decrease in non-cash straight-line rents primarily as a result of early lease terminations ($0.5 million) and (vi) a decrease in percentage rent ($0.2 million). In connection with the worsening economic climate beginning in the latter part of 2008 and continuing throughout the respective periods, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected limited circumstances, the aggregate amount of such relief granted had a limited impact on results of operations.
     Property operating expenses increased primarily as a result of (i) an increase in snow removal costs ($0.6 million), (ii) an increase in utilities ($0.1 million), (iii) an increase in repairs and maintenance ($0.1 million) and (iv) an increase in non-billable operating expenses ($0.2 million), partially offset by (v) a decrease in insurance expense ($0.3 million), (vi) a decrease in bad debt expense ($0.3 million) and (vii) a decrease in other operating expenses ($0.1 million).
     General and administrative expenses decreased primarily as the result of proceeds from the settlement of a lawsuit in the Company’s favor ($0.8 million), offset by an increase in mark-to-market adjustments relating to stock-based compensation.
     Impairments reflect an additional impairment charge related principally to completion of work at the Blue Mountain Commons property transferred to the Cedar/RioCan joint venture in December 2009.
     Terminated projects and acquisition transaction costs for the nine months ended September 30, 2010 include: (i) a write-off of approximately $1.3 million of costs incurred in prior years for a potential development project in Williamsport, Pennsylvania that the Company determined would not go forward and (ii) an acquisition fee payable to the Company’s investment advisor related to the Cedar/RioCan joint venture of approximately $2.2 million. During the nine months ended September 30, 2009, the Company wrote off costs incurred related to the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of approximately $1.5 million) and $2.4 million of costs incurred in prior years for a potential development project in New Milford, Delaware that the Company determined would not go forward.
     Non-operating income and expense, net, increased primarily as a result of (i) higher amortization of deferred financing costs ($4.4 million) resulting from (a) extending the secured revolving stabilized property credit facility, originally in January 2009 and again in November 2009, and (b) the Company’s reduction in September 2010 of its aggregate commitments under its secured revolving stabilized property credit facility, resulting in an accelerated write-off of deferred financing costs of approximately $2.6 million, (ii) higher loan interest expense principally related to an increase in the interest rate for the secured revolving stabilized property credit facility and increase in borrowings under the secured revolving development property credit facility, which was partially offset by a reduction in the outstanding balance of the secured revolving stabilized property credit facility ($1.6 million), (iii) a decrease in the development activity reducing the amount of interest expense capitalized to the development projects ($2.2 million), (iv) a decrease in the gain on sale of land parcel ($0.2 million), (v) a decrease in equity in income of unconsolidated joint venture ($0.3 million) partially offset by (vi) a decrease in mortgage interest expense ($1.9 million) principally related to the transfer of properties to the Cedar/RioCan joint venture.
     Discontinued operations for 2010 and 2009 include the results of operations and, where applicable, gain on sales ($0.2 million) and ($0.3 million), respectively, and impairment charges ($3.3 million) and ($0.7 million), respectively, for 11 of the Company’s drug store/convenience/supermarket anchored centers which it sold, located in Ohio, New York and Maryland.

     Other includes principally (a) the results of properties acquired after January 1, 2009, (b) the results of properties transferred to the Cedar/Rio joint venture through the respective dates of transfer, (c) acquisition, financing and property management fees earned by the Company, (d) results of ground-up development and re-development properties recently placed into service and (e) unallocated property and construction management compensation and benefits (including stock-based compensation), summarized as follows:
     Revenues:

RioCan joint venture properties	$(10,290,000)
Fees earned by the Company and other revenues	2,156,000
Property acquisitions	788,000
Development and redevelopment properties	5,520,000

$(1,826,000)

     Property operating expenses:

RioCan joint venture properties	$(2,513,000)
Unallocated compensation benefits	1,043,000
Property acquisitions	353,000
Development and redevelopment properties	2,543,000

$1,426,000

     Depreciation and amortization expense:

RioCan joint venture properties	$(3,901,000)
Property acquisitions	1,515,000
Development and redevelopment properties	2,120,000

$(266,000)

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

     Throughout most of 2009 and continuing into 2010, there had been a fundamental contraction of U.S. credit and capital markets, whereby banks and other credit providers tightened their lending standards and severely restricted the availability of credit. While these conditions have abated somewhat, there can be no assurance that the Company will have the availability of mortgage financing on unpledged properties and/or completed development projects, additional construction financing, net proceeds from the contribution of properties to joint ventures, the ability to sell or otherwise dispose properties on favorable terms, or proceeds from the refinancing of existing debt.
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
     In November 2009, the Company closed an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A. as agent, together with three other lead lenders and other participating banks. On September 13, 2010, the Company elected to reduce the total commitments under the facility from $285.0 million to $185.0 million and anticipates saving $0.5 million per annum related to the unused fees payable under the facility and $1.2 million of reduced amortization of deferred financing costs annually through the expected maturity of the facility. The facility is expandable to $400 million, subject principally to acceptable collateral and the availability of additional lender commitments and will expire on January 31, 2012, subject to a one-year extension option. The principal terms of the facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5% and (iv) an unused portion fee of 50 bps.
     Borrowings outstanding under the facility aggregated $23.5 million at September 30, 2010, bore interest at a rate of 5.5% per annum, and were secured by a pledge of 32 of the Company’s shopping center properties as collateral for such borrowings.
     The secured revolving stabilized property credit facility has been, and will be, used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of September 30, 2010, the Company was permitted to draw up to approximately $163.5 million, of which approximately $140.0 million remained available as of that date. As of September 30, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility. On October 26, 2010, the

Company placed a first mortgage on a property that had previously collateralized the secured revolving stabilized property credit facility. Reflecting this transaction, the amount the Company is permitted to draw under the facility was adjusted from $163.5 million to $154.1 million.
     The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject principally to acceptable collateral and the availability of additional lender commitments, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been, and will be, used to fund in part the Company’s and certain joint ventures’ development activities. In order to draw funds under this facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $102.9 million at September 30, 2010; such borrowings bore interest at an average rate of 2.5% per annum. As of September 30, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.
     The Company has a $70.7 million construction facility (as amended on November 3, 2010) with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings made thereunder. The facility is guaranteed by the Company and will expire in September 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 225 bps (amended on November 3, 2010 to 325 bps), or the agent bank’s prime rate. Borrowings outstanding under the facility aggregated $62.6 million at September 30, 2010, and such borrowings bore interest at an average rate of 2.5% per annum. As of September 30, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
     Property-specific mortgage loans payable at September 30, 2010 consisted of fixed-rate notes totaling $602.6 million, with a weighted average interest rate of 5.8%, and variable-rate debt totaling $83.6 million, with a weighted average interest rate of 3.4%. Total mortgage loans payable and secured revolving credit facilities have an overall weighted average interest rate of 5.1% and mature at various dates through 2029. For the remainder of 2010, the Company has approximately $2.0 million of scheduled mortgage repayments and no scheduled balloon payments.
     The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

     The Company and RioCan have entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties previously owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas, in the same joint venture format. The Company transferred the initial seven properties into the joint venture at various times from December 2009 through May 2010 generating approximately $63.6 million of net proceeds and the transfer of approximately $95 million of fixed-rate mortgages. In addition, in April 2010, RioCan exercised its warrant to purchase 1,428,570 shares of the Company’s common stock, and the Company received proceeds of $10.0 million. Net proceeds from the property transfers and the exercise of the warrants were used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities.
     During 2010, the joint venture has made the following additional acquisitions of properties and placement of debt:
•	On January 26, 2010, the Cedar/RioCan joint venture acquired the Town Square Plaza shopping center located in Temple, Pennsylvania, an approximately 128,000 square foot supermarket-anchored shopping center which was completed in 2008. The purchase price for the property, which was unencumbered, was approximately $19.0 million.

•	On July 2, 2010, the Company placed approximately $33.0 million of mortgage financing, which bears interest at 5.0% per annum, on three previously unencumbered Cedar/RioCan joint venture properties.

•	On August 3, 2010, the Cedar/RioCan joint venture acquired the Exeter Commons shopping center located in Exeter Township, Pennsylvania, an approximately 361,000 square foot supermarket-anchored shopping center which was completed in 2009. The purchase price for the property was approximately $53.0 million. At the closing the joint venture placed an approximate $30.0 million first mortgage, which bears interest at 5.30% per annum, on the property.

•	On September 29, 2010, the Cedar/RioCan joint venture acquired the Montville Commons shopping center located in Uncasville, Connecticut, an approximate 118,000 square foot shopping which was completed in 2005. The purchase price for the property, which was unencumbered, was approximately $18.9 million.

•	On September 29, 2010, the Cedar/RioCan joint venture acquired a five shopping center portfolio for approximately $133.3 million. The five centers, Monroe Marketplace, located in Selinsgrove, Pennsylvania, Creekview Shopping Center, located in Warrington, Pennsylvania, Pitney Road Plaza, located in Lancaster, Pennsylvania, Sunrise Plaza, located in Forked River, New Jersey and New River Valley Center, located in Christiansburg, Virginia, comprise approximately 936,000 square feet of primarily supermarket and big box anchored shopping centers. At the closing the joint venture placed an approximate $72.5 million first mortgage, which bears interest at 4.75% per annum, on the five properties.

•	On October 13, 2010, the Cedar/RioCan joint venture acquired the Cross Keys Place shopping center located in Sewell, New Jersey, an approximately 148,000 square foot shopping which was completed in 2007. The purchase price for the property, which was unencumbered, was approximately $26.3 million.

•	On October 21, 2010, the Cedar/RioCan joint venture acquired a five shopping center portfolio for approximately $91.0 million. The five centers, Gettysburg Marketplace, located in Gettysburg, Pennsylvania, York Marketplace, located in York, Pennsylvania, Northland Center, located in State College, Pennsylvania, Marlboro Crossroads, located in Upper Marlboro, Maryland and Towne Crossings, located in Midlothian, Virginia, comprise approximately 678,000 square feet of primarily supermarket and big box anchored shopping centers. The joint venture anticipates arranging fixed-rate financing of approximately $50.6 million on this portfolio subsequent to the closing.
     In connection with the Cedar/RioCan joint venture transactions, the Company earned from the joint venture an acquisition fee of approximately $1.1 million and financing fees of approximately $0.3 million. In addition, the Company incurred fees due its investment advisor of approximately $2.2 million.
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
     On February 5, 2010, the Company filed a registration statement with the Securities and Exchange Commission that registered the offering of up to 5,000,000 shares of the Company’s common stock under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (the “DRIP”). The DRIP offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock at 98% of their market value. Through September 30, 2010, the Company issued approximately 927,000 shares of its common stock at an average price of $5.65 per share and realized proceeds after expenses of approximately $5.1 million. On October 6, 2010, the Company issued an additional approximate 178,000 shares of its common stock at $6.01 per share and realized net proceeds of approximately $1.1 million.
     The Company has a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock aggregating up to $45 million over a two-year commitment period expiring in September 2011. Through December 31, 2009, 422,000 shares had been sold pursuant to the SEPA Agreement, at an average price of $5.93 per share, and the Company realized net proceeds, after allocation of other issuance expenses, of approximately $2.3 million. In January and February 2010, an additional 718,000 shares of the Company’s common stock had been sold pursuant to the SEPA Agreement at an average selling price of $6.97 per share, and the Company realized net proceeds of approximately $5.0 million. In April and May 2010, an additional 667,000 shares of the Company’s common stock had been sold pursuant to the SEPA Agreement at an average selling price of $7.52 per share, and the Company realized net proceeds of approximately $5.0 million.
     On August 25, 2010, the Company concluded a public offering of 2,850,000 shares of its 8-7/8% Series A Cumulative Redeemable preferred stock at $24.90 per share, and realized net proceeds after offering expenses of approximately $67.3 million. In connection with the sale, the Company’s investment advisor received an underwriter’s discount of approximately $2.4 million.
     The Company expects to have sufficient liquidity to effectively manage its business. Such liquidity sources include, among other things (i) cash on hand, (ii) operating cash flows, (iii) availability under its secured revolving credit facilities, (iv) property-specific financings, (v) sales of properties, (vi) proceeds from contributions of properties to joint ventures, and/or (vii) issuances of additional shares of preferred or common stock.
Net Cash Flows
Operating Activities
     Net cash flows provided by operating activities amounted to $20.2 million and $34.2 million during the nine months ended September 30, 2010 and 2009, respectively. The comparative changes in operating cash flows during the nine months ended September 30, 2010 and 2009, respectively, were primarily the result of the impact of the Cedar/RioCan joint venture transactions, the Company’s property acquisition/disposition program, and continuing development/redevelopment activities.
Investing Activities
     Net cash flows used in investing activities were $5.5 million and $83.8 million for the nine months ended September 30, 2010 and 2009, respectively, and were primarily the result of the Cedar/RioCan joint venture transactions and the Company’s acquisition/disposition activities. During the nine months ended September 30, 2010, the Company made investments in the Cedar/RioCan joint venture ($30.4 million) and incurred expenditures for property improvements ($20.9 million), offset by proceeds from the transfers of five properties to the Cedar/RioCan joint venture ($31.4 million net of a settlement receivable of $0.9 million), distributions of capital from the Cedar/RioCan joint venture ($7.7 million), the application/return of construction escrows ($4.6 million), and the sales of properties treated as discontinued operations ($2.1 million). During the nine months ended September 30, 2009, the Company acquired two shopping centers and incurred expenditures for property improvements ($86.0 million), offset by the sales of properties treated as discontinued operations ($3.5 million).
Financing Activities
     Net cash flows used in financing activities were $19.8 million for the nine months ended September 30, 2010; net cash flows provided by financing activities were $50.9 million for the nine months ended September 30, 2009. During 2010, the Company had net repayments to its revolving credit facilities ($131.2 million), preferred and common stock distributions ($22.4 million), repayment of mortgage obligations ($18.6 million, including $11.0 million of mortgage balloon payments), termination payments relating to interest rate swaps ($5.5 million), redemptions of OP Units ($2.8 million), distributions paid to noncontrolling interests (consolidated minority interest and limited partners — $2.7 million), and the payment of debt financing costs ($1.1 million), offset by the proceeds from sales of preferred and common stock ($138.3 million), the proceeds of mortgage financings ($16.3 million), and the proceeds from the exercise of the RioCan warrant ($10.0 million). During the nine months ended September 30, 2009, the Company received net advance proceeds from its property-specific construction facility and re-financed and placed new first mortgages ($51.6 million), net advance proceeds from its revolving credit facilities ($18.9 million), and contributions from noncontrolling interests (consolidated minority interest partners — $12.2 million), offset by repayment of mortgage obligations ($15.8 million), preferred and common stock dividend distributions ($10.9 million), the payment of financing costs ($2.8 million), and distributions to noncontrolling interests (consolidated minority interest and limited partners — $2.3 million).
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
     FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net (loss) income attributable to common shareholders	$(6,780,000)	$1,396,000	$(14,521,000)	$4,979,000
Add (deduct):
Real estate depreciation and amortization	11,831,000	12,724,000	35,486,000	37,815,000
Noncontrolling interests:
Limited partners’ interest	(196,000)	64,000	(488,000)	224,000
Minority interests in consolidated joint ventures	(194,000)	332,000	194,000	287,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(1,340,000)	(1,661,000)	(4,717,000)	(4,131,000)
Equity in income of unconsolidated joint ventures	288,000	(260,000)	(547,000)	(802,000)
FFO from unconsolidated joint ventures	146,000	377,000	1,566,000	1,113,000
Gain on sale of discontinued operations	—	—	(170,000)	(277,000)

Funds From Operations	$3,755,000	$12,972,000	$16,803,000	$39,208,000

FFO per common share (assuming conversion of OP Units) Basic and diluted	$0.06	$0.28	$0.26	$0.83

Weighted average number of common shares (basic):
Shares used in determination of basic earnings per share	65,835,000	45,066,000	62,999,000	45,003,000
Additional shares assuming conversion of OP Units	1,892,000	2,014,000	1,941,000	2,016,000

Shares used in determination of basic FFO per share	67,727,000	47,080,000	64,940,000	47,019,000

Weighted average number of common shares (dilutive):
Shares used in determination of diluted earnings per share	65,835,000	45,066,000	63,025,000	45,003,000
Additional shares assuming conversion of OP Units	1,892,000	2,014,000	1,941,000	2,016,000

Shares used in determination of diluted FFO per share	67,727,000	47,080,000	64,966,000	47,019,000

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
     The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures, development/redevelopment activities, and expand its real estate investment portfolio, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company occasionally may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. At September 30, 2010, the Company had approximately $20.2 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates of 5.4% and 6.5% per annum. At that date, the Company had accrued liabilities of $1.9 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to these mortgage loans payable.
     At September 30, 2010, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $602.6 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $210.0 million of variable-rate debt (including $126.4 million in advances under the Company’s revolving credit facilities) was 3.2%. The secured revolving stabilized property credit facility matures in January 2012, subject to a one-year extension option. The secured revolving development property credit facility matures in June 2011, subject to a one-year extension option. With respect to $186.5 million of variable-rate debt outstanding at September 30, 2010, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $1.9 million per annum. With respect to the remaining $23.5 million of variable-rate debt outstanding at September 30, 2010, represented by the Company’s secured revolving stabilized property credit facility, interest is based on LIBOR with a 200 bps LIBOR floor. Accordingly, if interest rates either increase or decrease by 1%, the Company’s interest cost applicable on this line would increase by approximately $0.2 million per annum only if LIBOR was in excess of 2.0% per annum.
Item 4. Controls and Procedures
     The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a

Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of September 30, 2010, and have determined that such disclosure controls and procedures are effective.
     During the nine months ended September 30, 2010, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II Other Information
Item 6. Exhibits

Exhibit 3.1	Articles Supplementary of Cedar Shopping Centers, Inc. dated as of August 18, 2010.

Exhibit 3.2	Amendment No. 4 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P. dated as of August 25, 2010.

Exhibit 10.1	Loan Agreement (the “Loan Agreement”) by and among Cedar Shopping Centers Partnership, L.P., Bank of America, N.A., KeyBank, National Association, Manufacturers and Traders Trust Company, Regions Bank, Citizens Bank of Pennsylvania, Raymond James Bank, FSB, Royal Bank of Canada, Bank of Montreal, and the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”) and Bank of America, N.A. (as Administrative Agent), dated as of November 10, 2009.

Exhibit 10.2	Loan Agreement between Cedar-Franklin Village LLC as Borrower and Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004.

Exhibit 10.3	Mortgage and Security Agreement for Cedar-Franklin Village LLC as Borrower to Eurohypo AG, New York Branch as Lender, dated as of November 1, 2004.

Exhibit 10.4	Agreement Regarding Purchase of Partnership Interests By and Between Cedar Shopping Centers Partnership, L.P. and Homburg Holdings (U.S.) Inc. dated as of March 26, 2007.

Exhibit 10.5.a	Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Shopping Centers Partnership, L.P., KeyBank, National Association, Manufacturers and Traders Trust Company, Citizens Bank of Pennsylvania, Raymond James Bank, FSB, Regions Bank, TD Bank, N.A., TriState Capital Bank and the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”) and KeyBank, National Association (as Administrative Agent), dated as of October 17, 2008.

Exhibit 10.5.b	First Amendment to Loan Agreement, dated as of April 9, 2010.

Exhibit 10.6.a	Securities Purchase Agreement dated as of October 26, 2009, by and among Cedar Shopping Centers, Inc., Cedar Shopping Centers Partnership L.P., RioCan Holdings USA Inc. and RioCan Real Estate Investment Trust.

Exhibit 10.6.b	Amendment to Securities Purchase Agreement dated February 5, 2010.

Exhibit 10.6.c	Amendment to Securities Purchase Agreement dated February 26, 2010.

Exhibit 10.7	Agreement regarding purchase of Partnership Interests dated October 26, 2009 between Cedar Shopping Centers, Inc. and RioCan Holdings USA Inc.

Exhibit 31	Section 302 Certifications

Exhibit 32	Section 906 Certifications

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CEDAR SHOPPING CENTERS, INC.

By:	/s/ LEO S. ULLMAN Leo S. Ullman Chairman of the Board, Chief Executive Officer and President (Principal executive officer)	By:	/s/ LAWRENCE E. KREIDER, JR. Lawrence E. Kreider, Jr. Chief Financial Officer (Principal financial officer)
November 8, 2010