Form 10-K
period 2010-12-31
CEDAR SHOPPING CENTERS INC
filed 2011-03-15
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing sales price on June 30, 2010 of $6.02 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $379,512,000.
The number of shares outstanding of the registrant’s Common Stock $.06 par value was 66,233,579 on February 28, 2011.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant’s definitive proxy statement relating to its 2011 annual meeting of shareholders are incorporated herein by reference.

CEDAR SHOPPING CENTERS, INC.

Part I.
Items 1 and 2. Business and Properties
General
Cedar Shopping Centers, Inc. (the “Company”), organized in 1984, is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominantly in mid-Atlantic and Northeast coastal states. At December 31, 2010, the Company owned and managed (both wholly-owned and in joint venture) a portfolio of 115 operating properties totaling approximately 14.5 million square feet of gross leasable area (“GLA”), including 72 wholly-owned properties comprising approximately 7.4 million square feet, 12 properties owned in joint venture (consolidated) comprising approximately 1.4 million square feet, 21 properties in a managed joint venture (unconsolidated) comprising approximately 3.5 million square feet, six redevelopment properties comprising approximately 1.5 million sq. ft. and four ground-up development properties comprising approximately 0.7 million square feet. Excluding the four ground-up development properties, the 111 property portfolio was approximately 92.5% leased at December 31, 2010. The Company also owned approximately 148 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in another unconsolidated joint venture, which it does not manage, which owns a single-tenant office property in Philadelphia, Pennsylvania.
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
The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Shopping Centers Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2010, the Company owned 97.9% of the Operating Partnership and is its sole general partner. The approximately 1,415,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
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

In connection with the transactions with RioCan Real Estate Investment Trust (“RioCan”), the Company has acquired, and will continue to seek to acquire, primarily stabilized supermarket-anchored properties in its primary market areas in a joint venture owned 20% by the Company. The Company has historically sought opportunities to acquire stabilized properties as well as properties suited for development, where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns.
The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms “we”, “our”, “us”, “Company” and “Operating Partnership” (including their respective subsidiaries and affiliates) refer to the business and properties of all these entities, unless the context otherwise requires. The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York 11050-3765 (telephone 516-767-6492). The Company also maintains property management, construction management and/or leasing offices at several of its shopping-center properties. The Company’s website can be accessed at www.cedarshoppingcenters.com, where a copy of the Company’s Forms 10-K, 10-Q, 8-K and other filings with the Securities and Exchange Commission (“SEC”) can be obtained free of charge. These SEC filings are added to the website as soon as reasonably practicable. The Company’s Code of Ethics, corporate governance guidelines and committee charters are also available on the website.
Recent Developments and Significant Transactions
Common Stock and Preferred Stock
On February 5, 2010, the Company concluded a public offering of 7,500,000 shares of its common stock at $6.60 per share, and realized net proceeds, after offering expenses, of approximately $47.0 million. On March 3, 2010, the underwriters exercised their over-allotment option to the extent of 697,800 shares, and the Company realized additional net proceeds of $4.4 million. In connection with the offering, RioCan (see below) acquired 1,350,000 shares of the Company’s common stock, including 100,000 shares acquired in connection with the exercise of the over-allotment option, and the Company realized net proceeds of $8.9 million from those transactions.
On February 5, 2010, the Company filed a registration statement with the Securities and Exchange Commission for up to 5,000,000 shares of the Company’s common stock under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). The DRIP offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock at 98% of their market value. The Board of Directors of the Company has approved an amendment to the DRIP to have all stock purchased at 100% of their market value. This amendment is expected to become effective promptly after the filing of this Form 10-K. Through December, 31, 2010, the Company issued approximately 1,451,000 shares of its common stock under the DRIP at an average price of $5.79 per share and realized proceeds after expenses of approximately $8.2 million.

On April 27, 2010, RioCan exercised its warrant to purchase 1,428,570 shares of the Company’s common stock, and the Company realized net proceeds of $10.0 million from that transaction.
The Company has a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock aggregating, as amended, up to $45 million over a commitment period ending in September 2011. Through December 31, 2010, approximately 1,807,000 shares had been sold pursuant to the SEPA Agreement, at an average price of $6.98 per share, and the Company realized net proceeds, after allocation of issuance expenses, of approximately $12.3 million.
In connection with a litigation settlement in April 2010 in the Company’s favor, the Company received a cash payment of $750,000. In addition, the defendants acquired 94,000 shares of the Company’s common stock at an average price of $8.01 per share from which the Company realized net proceeds of an additional $750,000.
On August 25, 2010, the Company concluded a public offering of 2,850,000 shares of its 8-7/8% Series A Cumulative Redeemable preferred stock at $24.50 per share, and realized net proceeds, after offering expenses, of approximately $67.4 million. In connection with the sale, the Company’s investment advisor received an underwriter’s discount of approximately $2.4 million.
RioCan
The Company and RioCan entered into an 80% (RioCan) and 20% (Cedar) joint venture in October 2009 (i) initially for the purchase of seven supermarket-anchored properties previously owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas, in the same joint venture format. The Company transferred the initial seven properties into the joint venture at various times from December 2009 through May 2010 generating approximately $63.1 million of net proceeds and the transfer of approximately $94 million of fixed-rate mortgages. In addition, in April 2010, RioCan exercised its warrant to purchase 1,428,570 shares of the Company’s common stock, and the Company received proceeds of $10.0 million. Net proceeds from the property transfers and the exercise of the warrants were used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities.
For specific information relating the properties owned by the Cedar/RioCan joint venture, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this report.
During 2010, the Company earned approximately $3.6 million in fees from the joint venture, comprised of accounting fees, property management fees, acquisition fees and financing fees. Such fees are included in other revenues in the accompanying statements of operations. In addition, the Company paid fees to its investment advisor of approximately $2.7 million, which are included in transaction costs in the accompanying statements of operations.

Secured Revolving Stabilized Property Credit Facility
The Company has an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A. as administrative agent, together with three other lead lenders and other participating banks. On September 13, 2010, the Company elected to reduce the total commitments under the facility from $285.0 million to $185.0 million.
Discontinued Operations
During 2010 and 2009, the Company sold, or has treated as “held for sale”, 28 of its properties (including a number of drug store/convenience centers). The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable, have been reclassified as “held for sale” on the Company’s consolidated balance sheets at December 31, 2010 and 2009, if applicable. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented.
For specific information relating the properties sold or treated as “held for sale”, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this report.
The Company’s Properties
The following tables summarize information relating to the Company’s properties as of December 31, 2010:

								Net book value of
			Consolidated Properties					Cedar/RioCan
	Number of	GLA		Building and		Accumulated	Net book	Joint Venture
State	properties	(Sq. ft.)	Land	improvements	Total cost	depreciation	value	Prioerties

Pennsylvania	59	8,177,000	$168,749,000	$698,563,000	$867,312,000	$104,569,000	$762,743,000	$311,038,000
Massachusetts	9	1,486,000	27,148,000	114,404,000	141,552,000	14,762,000	126,790,000	75,839,000
Connecticut	9	1,263,000	25,160,000	124,873,000	150,033,000	18,543,000	131,490,000	26,126,000
Virginia	15	1,092,000	27,476,000	104,169,000	131,645,000	19,189,000	112,456,000	46,059,000
Ohio	5	80,000	2,218,000	10,398,000	12,616,000	2,175,000	10,441,000	—
Maryland	8	904,000	29,473,000	79,800,000	109,273,000	11,957,000	97,316,000	11,188,000
New Jersey	6	1,228,000	13,742,000	74,489,000	88,231,000	12,178,000	76,053,000	54,198,000
New York	3	226,000	13,014,000	39,456,000	52,470,000	4,476,000	47,994,000	—
Michigan	1	79,000	2,443,000	9,813,000	12,256,000	1,609,000	10,647,000	—

Total operarting portfolio	115	14,535,000	309,423,000	1,255,965,000	1,565,388,000	189,458,000	1,375,930,000	524,448,000

Projects under development and land held for future expansion and development	n/a	n/a	19,408,000	6,514,000	25,922,000	3,000	25,919,000	—

Total portfolio	115	14,535,000	$328,831,000	$1,262,479,000	$1,591,310,000	$189,461,000	$1,401,849,000	524,448,000

Unconsolidated joint venture — not managed (a)								5,848,000

Total unconsolidated joint ventures								$530,296,000

(a)	The Company has a 76.3% interest in an unconsolidated joint venture, which it does not manage, which owns a single-tenant office property located in Philadelphia, PA.

	Number				Annualized	Percentage of
	of		Percentage	Annualized	Base rent	annualized
Tenant (a)	stores	GLA	of GLA	base rent	per sq. ft.	base rents

Top ten tenants (b):
Giant Foods (c)	29	1,886,000	13.0%	$28,527,000	$15.13	17.8%
Stop & Shop (c)	6	391,000	2.7%	4,322,000	11.05	2.7%
Farm Fresh (c)	6	364,000	2.5%	3,909,000	10.74	2.4%
L.A. Fitness	6	248,000	1.7%	3,826,000	15.43	2.4%
Discount Drug Mart	1	206,000	1.4%	2,496,000	12.12	1.6%
Staples	10	199,000	1.4%	3,006,000	15.11	1.9%
Shaw’s (c)	4	241,000	1.7%	2,716,000	11.27	1.7%
CVS	11	124,000	0.9%	2,445,000	19.72	1.5%
Best Buy	4	128,000	0.9%	2,407,000	18.80	1.5%
Lowe’s	3	392,000	2.7%	2,337,000	5.96	1.5%

Sub-total top ten tenants	80	4,179,000	28.9%	55,991,000	13.40	35.0%
Remaining tenants	1,195	9,068,000	62.2%	103,907,000	11.46	65.0%

Sub-total all tenants	1,275	13,247,000	91.1%	159,898,000	12.07	100.0%
Vacant space (d)	n/a	1,288,000	8.9%	n/a	n/a	n/a

Total (including vacant space)	1,275	14,535,000	100.0%	$159,898,000	$11	n/a

(a)	Incudes tenants at unconsolidated managed joint venture properties and ground-up development properties.

(b)	Based on annualized base rent.

(c)
Several of the tenants listed above share common ownership with other tenants including, without limitation, (1) Giant Foods and Stop & Shop, and (2) Farm Fresh, Shaw’s, Shop ‘n Save (GLA of 53,000; annualized base rent of $524,000), Shoppers Food Warehouse (GLA of 120,000; annualized base rent of $1,237,000) and Acme (GLA of 172,000; annualized base rent of $756,000).

(d)	Includes vacant space at properties undergoing development and/or redevelopment activities.

						Percentage
	Tenants		Percentage	Annualized	Annualized	of annualized
Year of lease	with leases	GLA	of GLA	expiring	expiring base	expiring
expiration (a)	expiring	expiring	expiring	base rents	rents per sq. ft.	base rents

Month-to-Month	68	172,000	1.3%	$2,183,000	$12.69	1.4%
2011	154	815,000	6.2%	10,949,000	13.43	6.8%
2012	183	943,000	7.1%	11,081,000	11.75	6.9%
2013	151	632,000	4.8%	9,430,000	14.92	5.9%
2014	178	1,727,000	13.0%	16,448,000	9.52	10.3%
2015	174	1,431,000	10.8%	15,435,000	10.79	9.7%
2016	74	919,000	6.9%	8,592,000	9.35	5.4%
2017	47	559,000	4.2%	7,611,000	13.62	4.8%
2018	44	863,000	6.5%	11,284,000	13.08	7.1%
2019	55	911,000	6.9%	11,592,000	12.72	7.2%
2020	47	992,000	7.5%	10,040,000	10.12	6.3%
2021	16	344,000	2.6%	5,784,000	16.81	3.6%
Thereafter	84	2,939,000	22.2%	39,469,000	13.43	24.6%

All tenants	1,275	13,247,000	100.0%	159,898,000	12.07	100.0%
Vacant space (b)	n/a	1,288,000	n/a	n/a	n/a	n/a

Total portfolio	1,275	14,535,000	n/a	$159,898,000	$11.00	n/a

(a)	Incudes tenants at unconsolidated managed joint venture properties and ground-up development properties.

(b)	Includes vacant space at properties undergoing development and/or redevelopment activities.
The terms of the Company’s retail leases generally vary from tenancies at will to 25 years, excluding renewal options. Anchor tenant leases are typically for 10 to 25 years, with one or more renewal options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for five-year terms. The longer terms of major tenant leases serve to protect the Company against significant vacancies and to assure the presence of strong tenants which draw consumers to its centers. The shorter terms of smaller store leases allow the Company under appropriate circumstances to adjust rental rates periodically for non-major store space and, where possible, to upgrade or adjust the overall tenant mix.
Most leases contain provisions requiring tenants to pay their pro rata share of real estate taxes, insurance and certain operating costs. Some leases also provide that tenants pay percentage rent based upon sales volume generally in excess of certain negotiated minimums.
Giant Food Stores, LLC (“Giant Foods”), which is owned by Ahold N.V., a Netherlands corporation, leased approximately 13%, 11% and 11% of the Company’s GLA at December 31, 2010, 2009 and 2008, respectively, and accounted for approximately 14%, 13% and 13% of the Company’s total revenues during 2010, 2009 and 2008, respectively. Giant Foods, in combination with Stop & Shop, Inc., which is also owned by Ahold N.V., accounted for approximately 17%, 17% and 17% of the Company’s total revenues during 2010, 2009 and 2008, respectively. No other tenant leased more than 10% of GLA at December 31, 2010, 2009 or 2008, or contributed more than 10% of total revenues during 2010, 2009 or 2008. On February 15, 2011, Homburg Invest Inc., our co-venturer in nine supermarket anchored shopping centers, initiated a “buy/sell” option. Of the nine supermarket anchored shopping centers, the Company, pursuant to the transaction initiated by Homburg Invest, Inc., has elected to sell eight of such properties of which six are anchored by Giant Food Stores. For more information, see Note 9 of Notes to Consolidated Financial Statements elsewhere in this report. No individual property had a net book value equal to more than 10% of total assets at December 31, 2010, 2009 or 2008.

Depreciation on all of the Company’s properties is calculated using the straight-line method over the estimated useful lives of the respective real properties and improvements, which range from three to forty years.
The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, in which it presently occupies approximately 14,700 square feet leased from a partnership owned 43.6% by the Company’s Chairman. Under the terms of the lease, as amended, this will expire in February 2020. The Company believes that the terms of its lease are at market.
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
Environmental Matters
Under various federal, state, and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at property owned, leased, managed or otherwise operated by such person, and may be held liable to a governmental entity or to third parties for property damage, and for investigation and cleanup costs in connection with such contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such conditions, may adversely affect the owner’s, lessor’s or operator’s ability to sell or rent such property or to arrange financing using such property as collateral. In connection with the ownership, operation and management of real estate, the Company may potentially become liable for removal or remediation costs, as well as certain other related costs and liabilities, including governmental fines and injuries to persons and/or property.
The Company believes that environmental studies conducted at the time of acquisition with respect to all of its properties have not revealed environmental liabilities that would have a material adverse effect on its business, results of operations or liquidity. However, no assurances can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities, that any prior owner of or tenant at a property did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist at any one or more of its properties. If a material environmental condition does in fact exist, it could have an adverse impact upon the Company’s financial condition, results of operations and liquidity.

Employees
As of December 31, 2010, the Company had 109 employees (101 full-time and 8 part-time). The Company believes that its relations with its employees are good.
Item 1A. Risk Factors
Economic conditions in the U.S. economy, instability in the credit markets and the uncertain retail environment could adversely affect our ability to continue to pay dividends or cause us to reduce further the amount of our dividends.
As a result of the current state of the U.S. economy, constrained capital markets, the difficult retail environment and the need to renew the Company’s secured revolving stabilized property line of credit facility, on January 29, 2009, our Board of Directors reduced our annual dividend rate on our common stock from $.90 per share to $.45 per share and on April 2, 2009 suspended the payment of dividends. The Board reinstituted dividends at the annual rate of $.36 per share as of January 20, 2010. However, there can be no assurance that as a result of economic conditions the Company will not be forced, once again, to suspend or reduce the payment of dividends.
Volatility and instability in the credit markets could adversely affect our ability to obtain new financing or to refinance existing indebtedness.
Continued uncertainty in the credit markets may negatively impact our ability to access debt financing, to arrange property-specific financing or to refinance our existing debt as it matures on favorable terms or at all. As a result, we may be forced to seek potentially less attractive financings, including equity investments on terms that may not be favorable to us. In doing so, the Company may be compelled to dilute the interests of existing shareholders that could also adversely reduce the trading price of our common stock.
Our properties consist primarily of community shopping centers. Our performance therefore is linked to economic conditions in the market for retail space generally.
Our properties consist primarily of supermarket-anchored community shopping centers, and our performance therefore is linked to economic conditions in the market for retail space generally. This also means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions and consumer confidence. A downturn in the U.S. economy and reduced consumer spending could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by the current state of the U.S. economy. Moreover, the demand for leasing space in our existing shopping centers as well as our development properties could also significantly decline during a significant downturn in the U.S. economy that could result in a decline in our occupancy percentage and reduction in rental revenues. The U.S. economy has experienced, and is expected to continue to experience, substantial unemployment at rates which approach their highest levels in the country’s history. Such levels of reported unemployment may in fact mask more serious unemployment issues, such as persons who have not sought to re-enter the labor force after having been unemployed for substantial periods of time and, further, may not fairly reflect persons who are under-employed or temporarily employed. Sustained levels of high unemployment can be expected to have a serious negative impact on consumer spending in affected areas. While unemployment levels may vary considerably in different areas of the country, and within the markets in which we presently operate, sustained unemployment may have a continuing negative impact on sales by our tenants at our various shopping centers.
There has been recent pressure on prices of petroleum products resulting from actual or potential dislocations in the world’s supply caused by political turmoil in countries which are major sources or distribution links for such products. This has tended to adversely impact the pricing of gasoline, among other products, in this country, which may cause shoppers to restrict their trips by automobile to shopping centers, reduce their purchases of gasoline and other products from the fuel service stations affiliated with the supermarkets at several of our properties, as well as reduce their levels of discretionary spending, all of which, in turn, could adversely affect sales at our properties.
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

4.	vacancies or an inability to rent space on acceptable terms;
5.	inability to finance property development, tenant improvements and acquisitions on acceptable terms;

6.	increased operating costs, including real estate taxes, insurance premiums, utilities, repairs and maintenance;
7.	volatility and/or increases in interest rates, or the non-availability of funds in the credit markets in general;
8.	increased costs of complying with current, new or expanded governmental regulations;
9.	the relative illiquidity of real estate investments;
10.	changing market demographics;
11.	changing traffic patterns;
12.	an inability to arrange property-specific replacement financing for maturing mortgage loans in acceptable amounts or on acceptable terms.
Our substantial indebtedness and constraints on credit may impede our operating performance, as well as our development, redevelopment and acquisition activities, and put us at a competitive disadvantage.
We may incur additional debt in connection with development and redevelopment of properties owned by us and in connection with future acquisitions of real estate. We also may borrow funds to make distributions to shareholders. If we are unable to obtain such financing, we may be forced to delay or cancel such development, redevelopment and acquisition activities, which might require us to record a loss, might impair our future growth, and which in turn may harm our stock price. Our debt may harm our business and operating results by (i) requiring us to use a substantial portion of our available liquidity to pay required debt service and/or repayments or establish additional reserves, which would reduce the amount available for distributions, (ii) placing us at a competitive disadvantage compared to competitors that have less debt or debt at more favorable terms, (iii) making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions, and (iv) limiting our ability to borrow more money for operations, capital expenditures, or to finance development, redevelopment and acquisition activities in the future. Increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements, could adversely affect our liquidity.
As substantially all of our revenues are derived from rental income, failure of tenants to pay rent or delays in arranging leases and occupancy at our properties could seriously harm our operating results and financial condition.
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
Any bankruptcy filings by, or relating to, one of our tenants or a lease guarantor would generally bar efforts by us to collect pre-bankruptcy debts from that tenant, or lease guarantor, unless we receive an order permitting us to do so from the bankruptcy court. A bankruptcy by a tenant or lease guarantor could delay efforts to collect past due balances, and could ultimately preclude full or in fact any collection of such sums. If a lease is affirmed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must generally be paid in full. However, if a lease is disaffirmed by a tenant in bankruptcy, we would have only an unsecured claim for damages, which would be paid normally only to the extent that funds are available, and only in the same percentage as is paid to all other members of the same class of unsecured creditors. It is possible and indeed likely that we would recover substantially less than, or in fact no portion of, the full value of any unsecured claims we hold, which may in turn harm our financial condition.
“New Technology” developments may impact customer traffic at certain tenants’ stores and ultimately sales at such stores.
We may be adversely affected by developments of new technology which may cause the business of certain of our tenants to become substantially diminished or functionally obsolete with the result that such tenants may be unable to pay rent, become insolvent, file for bankruptcy protection, close their stores, or terminate their leases. Examples of the potentially adverse effects of new technology on retail businesses include, amongst other, the advent of on-line movie rentals on video stores, the effect of “e-books” and small screen readers on book stores and increased sales of electronic products “on-line”.
Substantial recent annual increases in on-line sales have also caused many retailers to sell products on line on their websites with pick-ups at a store or warehouse. With special reference to our principal tenants, on-line grocery orders are available and especially useful in urban areas, but have not yet become a major factor affecting supermarkets in our portfolio.

Competition may impede our ability to renew leases or re-let spaces as leases expire, which could harm our business and operating results.
We also face competition from similar retail centers within our respective trade areas that may affect our ability to renew leases or re-let space as leases expire. Certain national retail chain bankruptcies and resulting store closings/lease disaffirmations have generally resulted in increased available retail space which, in turn, has resulted in increased competitive pressure to renew tenant leases upon expiration and to find new tenants for vacant space at such properties. In addition, any new competitive properties that are developed within the trade areas of our existing properties may result in increased competition for customer traffic and creditworthy tenants. Increased competition for tenants may require us to make tenant and/or capital improvements to properties beyond those that we would otherwise have planned to make. Any unbudgeted tenant and/or capital improvements we undertake may reduce cash that would otherwise be available for distributions to shareholders. Ultimately, to the extent we are unable to renew leases or re-let space as leases expire, our business and operations could be negatively impacted.
We face competition for the acquisition of real estate properties, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.
We compete with many other entities engaged in real estate investment activities for acquisitions of retail shopping centers, including institutional investors, other REITs and other owner-operators of shopping centers. These competitors may drive up the price we must pay for real estate properties, other assets or other companies we seek to acquire or may succeed in acquiring those companies or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive suitors because they may have greater resources (including a cost of capital that may be considerably less than ours), may be willing to pay more, or may have a more compatible operating philosophy, or may indeed operate in a broader geographic area than we do. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This will result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties, our profitability will be reduced.
Our current and future joint venture investments could be adversely affected by the lack of sole decision-making authority, reliance on joint venture partners’ financial condition, and any disputes that may arise between our joint venture partners and us.
We presently own a significant number of our properties in joint venture, and in the future we may continue to co-invest with third parties through joint ventures and/or contribute some of our properties to joint ventures. In addition, we have a 76.3% interest in an unconsolidated joint venture that owns a single-tenant office property. We are generally not in a position to exercise sole decision-making authority regarding the properties owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might file for bankruptcy protection or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives. Such investments also may have the potential risk of impasses on decisions, such as a sale, because neither the joint venture partner nor we would have full control over the joint venture. Any disputes that may arise between joint venture partners and us may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with joint venture partners might result in subjecting properties owned by the joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party joint venture partners. Our joint venture partner(s) or we may not be in a position to respond to capital calls, and such calls could thus adversely affect our ownership or profits interest through subordination, dilution or super priorities. Also, the triggering of buy/sell provisions in the respective joint venture agreements could adversely affect our ownership interests.
As indicated, we have entered into joint venture arrangements with respect to a number of our properties, including both development and stabilized properties. The applicable joint venture agreements generally include so-called “buy/sell” provisions pursuant to which, after a specified period of years, either party may initiate a “buy/sell” arrangement pursuant to which the initiating party can designate a value for the relevant property or properties, and the other party, after a specified notice period, may then elect either to sell its proportionate ownership interest in the joint venture based on that value for the entire property or to purchase the initiating party’s ownership interest based on such valuation for the entire property, subject to certain time limits for closing and other closing conditions where applicable. On February 15, 2011, Homburg Invest Inc., our co-venturer in nine supermarket-anchored shopping centers, initiated a “buy/sell” option under the joint venture agreement. For more information, see Note 9 of Notes to Consolidated Financial Statements elsewhere in this report.
The risk to us is that we may not be in a position financially, by virtue of lack of access to funds at an acceptable cost and within prescribed time limits, to purchase the co-venturer’s interest in the event of such “triggering” of the buy/sell provision by the co-venturer. Accordingly, we may be forced to sell our interest in the relevant property or properties on terms and at a time when such sale might not be considered in our best interests. In the event of such sale, we might also lose the benefit of various fees payable to us by the joint venture for property management, leasing and other services, as well as the benefit, where applicable, of a “promote” structure in such joint venture arrangement pursuant to which we could realize an additional share of profits, gains, cash flow, or proceeds of a sale, (re)financing or other capital transaction. Among other things, such sale could adversely affect on-going rental revenues, market penetration, relationships with tenants, and overall credit metrics.
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
Development and/or redevelopment activities may be cancelled, terminated, abandoned, and/or delayed, or otherwise may not achieve expected results due, among other things, to our inability to achieve favorable leasing results, to obtain all required permits and approvals, and to finance such development activities. We are in the process of developing/redeveloping several of our properties and expect to continue such activities in the future. In this connection, we will bear certain risks, including the risks of failure/lack of, or withdrawal of, expected entitlements, construction delays or cost overruns (including increases in materials and/or labor costs and the requirement for greater off-site improvements than originally contemplated) that may increase project costs and make such project uneconomical, the risk that occupancy or rental rates at a completed project will not be sufficient to enable us to pay operating expenses or achieve targeted rates of return on investment, and the risk of incurring acquisition and/or predevelopment costs in connection with projects that are not pursued to completion. Development/redevelopment activities are also generally subject to governmental permits and approvals, which may be delayed, may not be obtained, or may be conditioned on terms unfavorable to us. In addition, consents may be required from various tenants, lenders, and/or joint venture partners. In case of an unsuccessful project, our loss could exceed our investment in the project.
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
Dividends payable by REITs do not qualify for the reduced tax rates under tax legislation which reduced the maximum tax rate for dividends payable to individuals from 35% to 15% (through 2012). Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors to perceive investments in REITs to be relatively less attractive than investments in the stock of corporations that pay dividends qualifying for reduced rates of tax, which in turn could adversely affect the value of the stock of REITs.
We could incur significant costs related to government regulation and litigation over environmental matters and various other federal, state and local regulatory requirements.
We could incur significant costs related to government regulations and litigation over environmental matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at property owned, leased, managed or otherwise operated by such person, and may be held liable to a governmental entity or to third parties for property damage, and for investigation and cleanup costs in connection with such contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such conditions, may adversely affect the owner’s, lessor’s or operator’s ability to sell or rent such property or to arrange financing using such property as collateral. In connection with the ownership, operation and management of real properties, we are potentially liable for removal or remediation costs, as well as certain other related costs and liabilities, including governmental fines, injuries to persons, and damage to property.
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
Item 4. [Reserved]
Directors and Executive Officers of the Company
Information regarding the Company’s directors and executive officers is set forth below:

Name	Age	Position
Leo S. Ullman	71	Chairman of the Board of Directors, Chief Executive Officer and President
James J. Burns	71	Director
Raghunath Davloor	49	Director
Richard Homburg	61	Director
Pamela N. Hootkin	63	Director
Paul G. Kirk Jr.	73	Director
Everett B. Miller III	65	Director
Roger M. Widmann	71	Director
Lawrence E. Kreider, Jr.	63	Chief Financial Officer
Nancy H. Mozzachio	46	Vice President — Leasing
Thomas B. Richey	55	President — Development and Construction Division
Brenda J. Walker	58	Vice President — Chief Operating Officer
Stuart H. Widowski	50	Secretary and General Counsel
Leo S. Ullman, chief executive officer, president and chairman of the Board of Directors, has been involved in real estate property and asset management for more than thirty years. He was chairman and president since 1978 of the real estate management companies, and their respective predecessors and affiliates, which were merged into the Company in 2003. Mr. Ullman was first elected as the Company’s chairman in April 1998 and served until November 1999. He was re-elected in December 2000. Mr. Ullman also has been chief executive officer and president from April 1998 to date. He has been a member of the New York Bar since 1966 and was in private legal practice until 1998. From 1984 until 1993, he was a partner in the New York law firm of Reid & Priest, and served as initial director of its real estate group. Mr. Ullman received an A.B. from Harvard University, an M.B.A. from the Columbia University Graduate School of Business and a J.D. from the Columbia University School of Law where he was a Harlan Fiske Stone Scholar. He also served in the U.S. Marine Corps. He has lectured and written books, monographs and articles on investment in U.S. real estate, and is a former adjunct professor of business at the NYU Graduate School of Business. Mr. Ullman serves on the boards of several charities, is a member of the Development Committee of the U.S. Holocaust Memorial Museum, and has received several awards for community service.

James J. Burns, a director since 2001 and a member of the Audit (Chair), Compensation and Nominating/Corporate Governance committees, was chief financial officer and senior vice president of Reis, Inc. (formerly Wellsford Real Properties, Inc.) from December 2000 until March 2006, and vice chairman from April 2006 until March 2009, when he entered into a consulting role at that company (where he continues to have the primary responsibility for income tax reporting and compliance). He joined Reis in October 1999 as chief accounting officer upon his retirement from Ernst & Young LLP in September 1999. At Ernst & Young LLP, Mr. Burns was a senior audit partner in the E&Y Kenneth Leventhal Real Estate Group for 22 years. Since 2000, Mr. Burns has also served as a director of One Liberty Properties, Inc., a real estate investment trust listed on the New York Stock Exchange. Mr. Burns is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Burns received a B.A. and M.B.A. from Baruch College of the City University of New York.
Raghunath Davloor, a director since October 2009, has been, from February 2008 to the present, Senior Vice President and Chief Financial Officer of RioCan Real Estate Investment Trust, Canada’s largest real estate investment trust. RioCan, headquartered in Toronto, Ontario, is involved in the ownership, development, management, leasing, acquisition and redevelopment of retail properties across Canada. RioCan, through a subsidiary, owns an investment in the Company, and is a partner with the Company in several joint venture properties in the U.S. From January 2006 until February 2008, Mr. Davloor was Vice-President and Director of Investment Banking at TD Securities, covering the real estate sector. For ten years prior thereto, he was with O&Y Properties Corporation and O&Y REIT in a number of progressive positions, ultimately becoming Chief Financial Officer. Prior to joining O&Y, Mr. Davloor was a Senior Tax Manager at Arthur Andersen in the real estate advisory services group, specializing in real estate and international taxation. He is a chartered accountant and a member of the Institute of Chartered Accountants of Ontario. Mr. Davloor holds a Bachelor of Commerce degree from the University of Manitoba.
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

Pamela N. Hootkin, a director since June 2008 and a member of the Audit and Compensation committees, has been senior vice president, treasurer and director of investor relations at Phillips-Van Heusen Corporation since June 2007. She joined Phillips-Van Heusen in 1988 as vice president, treasurer and corporate secretary and in 1999 became vice president, treasurer and director of investor relations. From 1986 to 1988, Ms. Hootkin was vice president and chief financial officer of Yves Saint Laurent Parfums, Inc. From 1975 to 1986, she was employed by Squibb Corporation in various capacities, with her last position being vice president and treasurer of a division of Squibb. Ms. Hootkin is a board member of Safe Horizon, New York (a not-for-profit organization) where she also serves on the executive and finance committees. Ms. Hootkin received a B.A. from the State University of New York at Binghamton and a M.A. from Boston University.
Paul G. Kirk, Jr.,was a director from 2005 to September 2009, when he resigned as the result of his appointment as a United States Senator for Massachusetts to the seat previously held by the late Senator Edward M. Kennedy, and was re-elected to the Board in June 2010. Mr. Kirk is a member of the Nominating/Corporate Governance (Chair) committee and the Lead Director (as among the independent directors) and is a retired partner of the law firm of Sullivan & Worcester, LLP of Boston, MA. He was a member of the firm from 1977 through 1990. He also serves as Chairman and CEO of Kirk & Associates, Inc., a business advisory and consulting firm. Mr. Kirk currently serves on the Board of Directors of the Hartford Financial Services Group, Inc., Rayonier, Incorporated (a real estate investment trust listed on the New York Stock Exchange) and the Advisory Board of Bloomberg Government. He has previously served on the Boards of Directors of ITT Corporation (1989-1997) and of Bradley Real Estate, Inc. (1991-2000), a real estate investment trust that was subsequently acquired by Heritage Property Investment Trust, Inc. Mr. Kirk was a founding Director of the John F. Kennedy Library Foundation and served as its Chairman from 1992 to 2009. He was a founding Director of the Commission on Presidential Debates and served as its Co-Chairman from 1987 to 2009. From 1985 to 1989, Mr. Kirk served as Chairman of the Democratic Party of the U.S., and from 1983-1985 as its Treasurer. A graduate of Harvard College and Harvard Law School, Mr. Kirk is past-Chairman of the Harvard Board of Overseers’ Nominating Committee and of the Harvard Board of Overseers’ Committee to Visit the Department of Athletics. He has received many awards for civic leadership and public service, including honorary doctors of law degrees from Stonehill College and the Southern New England School of Law.
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

Roger M. Widmann, a director since October 2003 and a member of the Compensation (Chair) and Nominating/Corporate Governance committees, is an investment banker. He was a principal of the investment banking firm of Tanner & Co., Inc. from 1997 to 2004. From 1986 to 1995, Mr. Widmann was a senior managing director of Chemical Securities, Inc., a subsidiary of Chemical Banking Corporation (now JPMorgan Chase Corporation). Prior to joining Chemical Securities, Inc., Mr. Widmann was a founder and managing director of First Reserve Corporation, the largest independent energy investing firm in the U.S. Previously, he was senior vice president with the investment banking firm of Donaldson, Lufkin & Jenrette, responsible for the firm’s domestic and international investment banking business. He had also been a vice president with New Court Securities (now Rothschild, Inc.). He was a director of Lydall, Inc. (listed on the New York Stock Exchange), a manufacturer of thermal, acoustical and filtration materials, from 1974 to 2004, and its chairman from 1998 to 2004. He is a director of Standard Motor Products, Inc. (listed on the New York Stock Exchange), a manufacturer of automobile replacement parts, and GigaBeam Corporation, a manufacturer of “last mile” wireless transmission systems. Mr. Widmann is Chairman of Keystone National Group, a fund of private equity funds, and is Chairman and CEO of Cutwater Associates LLC, a corporate advisory firm. He is also a senior moderator of the Aspen Seminar at The Aspen Institute, and is a board member of the March of Dimes of Greater New York and Vice Chairman of Oxfam America. Mr. Widmann received an A.B. from Brown University and a J.D. from the Columbia University School of Law.
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
Nancy H. Mozzachio joined the Company in 2003 as Vice President- Leasing and has been involved in the shopping center industry for more than 23 years. Prior to joining the Company, Ms. Mozzachio served as Vice President of Leasing and Development for American Continental Properties Group from 1988 to 2003 where she assisted in bringing the first Wal-Mart store to the State of New Jersey. From 1986 to 1988, Ms. Mozzachio was a leasing and development manager for Kode Development Group of Philadelphia, an active developer of supermarket-anchored shopping centers in the Pennsylvania and New Jersey region. Ms. Mozzachio served on several Planning Boards in New Jersey and is a current member of Commercial Real Estate Women (CREW), Urban Land Institute and Retail Network, as well as an active member of the International Council of Shopping Centers and Zell-Lurie Real Estate program at The University of Pennsylvania-Wharton School. Ms. Mozzachio received a B.A. from Rutgers University.

Thomas B. Richey joined the Company in 1998 as Vice President of Development and Construction Services, and was elected President of the Development and Construction Division in 2009. Mr. Richey has been involved in the commercial real estate business for more than 30 years. He served as a City Planner & Economic Development Director for the City of Williamsport, PA, from 1980 through 1983. From 1983 to 1986, he was a Project Manager for Lundy Construction Company, a large commercial and industrial general contracting company, and Director of Acquisitions & Construction for Shawnee Management, Inc., a major hotel management company. From 1988 to 1996, Mr. Richey was a principal in two real estate companies specializing in the acquisition, development, redevelopment, and operations of hotels and commercial office buildings. From 1996 to 1998, he worked for Grove Associates, Inc., a Harrisburg, PA, area survey and engineering company, where he specialized in the land development plan approval process. Mr. Richey has served as an Economic Development consultant to the National Main Street Center, part of the National Trust for Historic Preservation, a past Board Member of a regional YMCA, and presently serves as a member of the Board of Trustees of the Harrisburg Area Community College and as a member of the Board of Directors of WITF, Inc., a public radio and television station. He is also an active member of the International Council of Shopping Centers (ICSC) and the Urban Land Institute. Mr. Richey received a B.A from Lycoming College.
Brenda J. Walker has been a vice president of the Company since 1998, was elected Chief Operating Office in 2009, was a director from 1998 until June 2008, and was treasurer from April 1998 until November 1999. She was an executive officer since 1992 of the real estate management companies, and their respective predecessors and affiliates, which were merged into the Company in 2003. Ms. Walker has been involved in real estate-related finance, property and asset management for more than thirty-five years. Ms. Walker received a B.A. from Lincoln University, Pennsylvania.
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
A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. The Company paid dividends totaling $0.36 per share during 2010, of which the Company declared a dividend of $0.09 per share to shareholders of record at December 31, 2009, which was paid on January 20, 2010. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Market Information
The Company had 66,520,036 shares of common stock outstanding held by approximately 700 shareholders of record at December 31, 2010. The Company believes it has more than 6,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (i) the high, low, and closing prices of the Company’s common stock, and (ii) dividends paid:

	Market price range			Dividends
Quarter ended	High	Low	Close	paid

2010

March 31	$8.20	$6.26	$7.91	$—	(a)
June 30	8.39	5.85	6.02	0.0900
September 30	6.67	4.91	6.08	0.0900
December 31	6.81	5.81	6.29	0.0900

2009

March 31	$7.47	$1.68	$1.74	$0.1125
June 30	5.45	1.96	4.52	—
September 30	6.72	4.10	6.45	—
December 31	6.85	5.64	6.80	0.0900	(a)

(a)	Dividend was paid on January 20, 2010 to shareholders of record at December 31, 2009.
Stockholder Return Performance Presentation
The following line graph sets forth for the period January 1, 2006 through December 31, 2010 a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts Equity REIT Total Return Index.
The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

Cedar Shopping Centers, Inc.

		Period Ending
Index	01/01/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Cedar Shopping Centers, Inc.	100.00	120.01	82.26	61.81	61.14	58.94
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
NAREIT All Equity REIT Index	100.00	135.06	113.87	70.91	90.76	116.12

Item 6. Selected Financial Data (a)

	Years ended December 31,
	2010	2009	2008	2007	2006

Operations data:

Total revenues	$157,164,000	$168,341,000	$156,214,000	$138,095,000	$112,809,000

Expenses:
Property operating expenses	51,307,000	48,949,000	42,879,000	35,785,000	31,008,000
General and administrative	9,537,000	10,166,000	8,586,000	9,041,000	6,086,000
Impairments	2,493,000	23,636,000	—	—	—
Acquisition transaction costs and terminated projects, net	4,253,000	4,367,000	855,000	—	—
Depreciation and amortization	42,278,000	50,148,000	44,862,000	37,479,000	30,495,000

Total expenses	109,868,000	137,266,000	97,182,000	82,305,000	67,589,000

Operating income	47,296,000	31,075,000	59,032,000	55,790,000	45,220,000

Non-operating income and expense:
Interest expense and amortization/write-off of deferred financing costs	(52,254,000)	(47,664,000)	(43,021,000)	(36,543,000)	(32,500,000)
Equity in income of unconsolidated joint ventures	484,000	1,098,000	956,000	634,000	70,000
Gain on sales of real estate	—	521,000	—	—	141,000
Interest income	38,000	63,000	284,000	788,000	641,000

Total non-operating income and expense	(51,732,000)	(45,982,000)	(41,781,000)	(35,121,000)	(31,648,000)

(Loss) income before discontinued operations	(4,436,000)	(14,907,000)	17,251,000	20,669,000	13,572,000

(Loss) income from discontinued operations	(39,918,000)	(2,661,000)	3,547,000	3,198,000	3,274,000
Gain on sales of discontinued operations	170,000	557,000	—	—	—

Net (loss) income	(44,184,000)	(17,011,000)	20,798,000	23,867,000	16,846,000

Less, net loss (income) attributable to noncontrolling interests Minority interests in consolidated joint ventures	1,613,000	(772,000)	(2,157,000)	(1,415,000)	(1,202,000)
Limited partners’ interest in Operating Partnership	1,282,000	912,000	(468,000)	(627,000)	(389,000)

Net (loss) income attributable to Cedar Shopping Centers, Inc.	(41,289,000)	(16,871,000)	18,173,000	21,825,000	15,255,000

Preferred distribution requirements	(10,196,000)	(7,876,000)	(7,877,000)	(7,877,000)	(7,877,000)

Net (loss) income attributable to common shareholders	$(51,485,000)	$(24,747,000)	$10,296,000	$13,948,000	$7,378,000

Per common share (basic and diluted) attributable to common shareholders:
Continuing operations	$(0.20)	$(0.49)	$0.15	$0.24	$0.13
Discontinued operations	$(0.61)	(0.05)	0.08	$0.08	0.09

	$(0.81)	$(0.54)	$0.23	$0.32	$0.22

Amounts attributable to Cedar Shopping Centers, Inc. common shareholders,net of limited partners’ interest
(Loss) income from continuing operations	$(12,834,000)	$(22,731,000)	$6,903,000	$10,888,000	$4,268,000
(Loss) income from discontinued operations	(38,651,000)	(2,016,000)	3,393,000	3,060,000	3,110,000

Net (loss) income	$(51,485,000)	$(24,747,000)	$10,296,000	$13,948,000	$7,378,000

Dividends to common shareholders	$17,749,000	$9,742,000	$40,027,000	$39,775,000	$29,333,000
Per common share	$0.2700	$0.2025	$0.9000	$0.9000	$0.9000

Weighted average number of common shares outstanding:
Basic	63,843,000	46,234,000	44,475,000	44,193,000	32,926,000

Diluted	63,862,000	46,234,000	44,475,000	44,197,000	33,055,000

Item 6. Selected Financial Data (a) (continued)

	Years ended December 31,
	2010	2009	2008	2007	2006

Balance sheet data:

Real estate, net	$1,401,849,000	$1,404,494,000	$1,308,047,000	$1,201,179,000	$899,534,000
Real estate to be transferred to a joint venture	—	139,743,000	194,952,000	165,277,000	166,639,000
Real estate held for sale — discontinued operations	69,959,000	127,849,000	149,428,000	142,963,000	120,466,000
Investment in unconsolidated joint ventures	52,466,000	14,113,000	4,976,000	3,757,000	3,644,000
Other assets	98,213,000	98,919,000	77,625,000	89,919,000	64,879,000

Total assets	$1,622,487,000	$1,785,118,000	$1,735,028,000	$1,603,095,000	$1,255,162,000

Mortgages and loans payable	$807,327,000	$912,596,000	$879,492,000	$723,515,000	$439,102,000
Mortgage loans payable — real estate to be transferred to a joint venture	—	94,018,000	77,307,000	70,458,000	70,599,000
Mortgage loans payable — discontinued operations	32,786,000	45,833,000	56,674,000	57,541,000	58,372,000
Other liabilities	76,850,000	106,269,000	116,361,000	105,654,000	74,206,000

Total liabilities	916,963,000	1,158,716,000	1,129,834,000	957,168,000	642,279,000
Limited partners’ interest in Operating Partnership	7,053,000	12,638,000	14,257,000	15,570,000	19,608,000
Equity:
Cedar Shopping Centers, Inc. shareholders’ equity	630,066,000	538,456,000	523,521,000	557,849,000	574,311,000
Noncontrolling interests	68,405,000	75,308,000	67,416,000	72,508,000	18,964,000

Total equity	698,471,000	613,764,000	590,937,000	630,357,000	593,275,000

Total liabilities and equity	$1,622,487,000	$1,785,118,000	$1,735,028,000	$1,603,095,000	$1,255,162,000

Weighted average number of common shares:
Shares used in determination of basic earnings per share	63,843,000	46,234,000	44,475,000	44,193,000	32,926,000
Additional shares assuming conversion of OP Units (basic)	1,814,000	2,014,000	2,024,000	1,985,000	1,737,000

Shares used in determination of basic FFO per share	65,657,000	48,248,000	46,499,000	46,178,000	34,663,000

Shares used in determination of diluted earnings per share	63,862,000	46,234,000	44,475,000	44,197,000	33,055,000
Additional shares assuming conversion of OP Units (diluted)	1,814,000	2,014,000	2,024,000	1,990,000	1,747,000

Shares used in determination of diluted FFO per share	65,676,000	48,248,000	46,499,000	46,187,000	34,802,000

Other data:
Funds (Used in) From Operations (“FFO”) (b)	$(10,316,000)	$24,581,000	$56,859,000	$56,190,000	$41,954,000

Per common share (assuming conversion of OP Units) (basic and diluted):	$(0.16)	$0.51	$1.22	$1.22	$1.21

Cash flows provided by (used in):
Operating activities	$41,702,000	$51,942,000	$60,815,000	$53,503,000	$40,858,000
Investing activities	$(29,834,000)	$(70,026,000)	$(151,390,000)	$(192,432,000)	$(190,105,000)
Financing activities	$(14,866,000)	$27,017,000	$75,517,000	$143,735,000	$158,011,000

Square feet of GLA	14,535,000	11,789,000	10,991,000	10,898,000	9,107,000
Percent leased (including development/redevelopment and other non-stabilized properties)	93%	92%	93%	94%	92%
Average annualized base rent per leased square foot	$12.07	$11.66	$11.11	$10.81	$10.47

(a)
The data presented reflect certain reclassifications of prior period amounts to conform to the 2010 presentation, principally to reflect the sale and/or treatment as “held for sale” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on the previously-reported net income attributable to common shareholders or earnings per share.

(b)
See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of Funds (Used in) From Operations (“FFO”)to net (loss) income attributable to common shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominantly in mid-Atlantic and Northeast coastal states. At December 31, 2010, the Company owned and managed (both wholly-owned and in joint venture) a portfolio of 115 operating properties totaling approximately 14.5 million square feet of GLA, including 72 wholly-owned properties comprising approximately 7.4 million square feet, 12 properties owned in joint venture (consolidated) comprising approximately 1.4 million square feet, 21 properties in a managed joint venture (unconsolidated) comprising approximately 3.5 million square feet, six redevelopment properties comprising approximately 1.5 million sq. ft. and four ground-up development properties comprising approximately 0.7 million square feet. Excluding the four ground-up development properties, the 111 property portfolio was approximately 92.5% leased at December 31, 2010. The Company also owned approximately 148 acres of land parcels, a significant portion of which is under development. In addition, the Company has a 76.3% interest in another unconsolidated joint venture, which it does not manage, which owns a single-tenant office property in Philadelphia, Pennsylvania.
The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2010, the Company owned 97.9% of the Operating Partnership and is its sole general partner. The approximately 1,415,000 OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
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
In connection with the transactions with RioCan, the Company has acquired, and will continue to seek to acquire, primarily stabilized supermarket-anchored properties in its primary market areas in a joint venture owned 20% by the Company. The Company has historically sought opportunities to acquire stabilized properties as well as properties suited for development, where it can utilize its experience in shopping center construction, renovation, expansion, re-leasing and re-merchandising to achieve long-term cash flow growth and favorable investment returns.

Significant Transactions
RioCan
The Company and RioCan entered into an 80% (RioCan) and 20% (Cedar) joint venture in October 2009 (i) initially for the purchase of seven supermarket-anchored properties previously owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas, in the same joint venture format. The Company transferred the initial seven properties into the joint venture at various times from December 2009 through May 2010 generating approximately $63.1 million of net proceeds and the transfer of approximately $94 million of fixed-rate mortgages. In addition, in April 2010, RioCan exercised its warrant to purchase 1,428,570 shares of the Company’s common stock, and the Company received proceeds of $10.0 million. Net proceeds from the property transfers and the exercise of the warrants were used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities.
The following table summarizes information relating to the Cedar/RioCan joint venture properties as of December 31, 2010:

		Date of			Transfer
		transfer			or	Mortgage
		or			purchase	Loans	Int.
Property Description	State	acquisition		GLA	price	Payable (b)	rate

Blue Mountain Commons	PA	12/10/2009	(a)	121,145	$32,150,000	$17,500,000	5.0%
Columbus Crossing	PA	2/23/2010	(a)	142,166	24,538,000	16,880,000	6.8%
Creekview Plaza	PA	9/29/2010		136,423	26,240,000	14,432,000	4.8%
Cross Keys Place	NJ	10/13/2010		148,173	26,336,000	14,600,000	5.1%
Exeter Commons	PA	8/3/2010		361,321	53,000,000	30,000,000	5.3%
Franklin Village Plaza	MA	2/4/2010	(a)	304,277	54,656,000	43,500,000	4.8%
Gettysburg Marketplace	PA	10/21/2010		82,784	19,850,000	10,918,000	5.0%
Loyal Plaza	PA	5/26/2010	(a)	293,825	26,950,000	12,615,000	7.2%
Marlboro Crossroads	MD	10/21/2010		67,975	12,500,000	6,875,000	5.1%
Monroe Marketplace	PA	9/29/2010		328,013	41,990,000	23,095,000	4.8%
Montville Commons	CT	9/29/2010	(c)	117,916	18,900,000	—	—
New River Valley	VA	9/29/2010		164,663	27,970,000	15,163,000	4.8%
Northland Center	PA	10/21/2010		108,260	10,248,000	6,298,000	5.0%
Pitney Road Plaza	PA	9/29/2010		45,915	11,060,000	6,083,000	4.8%
Shaw’s Plaza	MA	4/27/2010	(a)	176,609	20,363,000	14,200,000	6.0%
Stop & Shop Plaza	CT	4/27/2010	(a)	54,510	8,974,000	7,000,000	6.2%
Sunset Crossing	PA	12/10/2009	(a)	74,142	9,850,000	4,500,000	5.0%
Sunrise Plaza	NJ	9/29/2010		248,160	26,460,000	13,728,000	4.8%
Town Square Plaza	PA	1/26/2010		127,636	18,854,000	11,000,000	5.0%
Towne Crossings	VA	10/21/2010		111,016	19,000,000	10,450,000	5.0%
York Marketplace	PA	10/21/2010		305,410	29,200,000	16,060,000	5.0%

				3,520,339	$519,089,000	$294,897,000

(a)	Initial seven properties previously owned by the Company that were transferred to the Cedar/RioCan joint venture.

(b)	Mortgage loans payable represent either (i) the outstanding balance at the date of transfer or (ii) the loan amount on the date of borrowing, excluding any mortgage discount.

(c)	Subsequent to year end the Company obtained a $10.5 million mortgage loan payable.
In connection with the formation of the joint venture and the agreement to transfer the seven properties which were reclassified to “held for sale”, the Company recorded impairment charges of $2.5 million and $23.6 million in 2010 and 2009, respectively. Such charges were based on a comparison of the arms-length negotiated transfer amounts set forth in the contract with the carrying values of the properties transferred.
In connection with the Cedar/RioCan joint venture transactions, the Company, in 2010, earned approximately $3.6 million in fees from the joint venture, representing accounting fees, management fees, acquisition fees and financing fees. Such fees are included in other revenue in the accompanying statements of operations. In addition, the Company paid fees to its investment advisor of approximately $2.7 million, which are included in transaction costs in the accompanying statements of operations.

Discontinued Operations
During 2010 and 2009, the Company sold, or has treated as “held for sale”, 28 of its properties (including a number of drug store/convenience centers). The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable, have been reclassified as “held for sale” on the Company’s consolidated balance sheets at December 31, 2010 and 2009, if applicable. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented.
The following table summarizes information relating to the Company’s properties which were sold, or treated as “held for sale”, during 2010 and 2009:

					Mortgage loans payable
			Property carrying value		Maturity	Int.	Financial statement carrying value
Property Description	State	GLA	Dec. 31, 2010	Dec. 31, 2009	date	rate	Dec. 31, 2010	Dec. 31, 2009

Centerville Discount Drug Mart Plaza	OH	49,494	$2,481,000	$5,955,000	May 2015	5.2%	$2,743,000	$2,794,000
Clyde Discount Drug Mart Plaza	OH	34,592	2,287,000	3,533,000	May 2015	5.2%	1,903,000	1,939,000
Columbia Mall	PA	348,574	10,774,000	19,437,000	—	—	—	—
Enon Discount Drug Mart Plaza	OH	42,876	4,598,000	5,224,000	—	—	—	—
Fairfield Plaza	CT	72,279	10,150,000	10,463,000	July 2015	5.0%	5,009,000	5,106,000
FirstMerit Bank at Cuyahoga Falls	OH	18,300	569,000	1,415,000	—	—	—	—
Gahanna Discount Drug Mart Plaza	OH	48,992	7,103,000	7,879,000	Nov 2016	5.8%	4,924,000	4,998,000
Grove City Discount Drug Mart Plaza	OH	40,848	2,911,000	5,897,000	—	—	—	—
Hilliard Discount Drug Mart Plaza	OH	40,988	2,627,000	5,968,000	—	—	—	—
Hills & Dales Discount Drug Mart Plaza	OH	33,553	3,263,000	3,640,000	—	—	—	—
Lodi Discount Drug Mart Plaza	OH	38,576	2,550,000	3,668,000	May 2015	5.2%	2,319,000	2,363,000
Mason Discount Drug Mart Plaza	OH	52,896	4,499,000	8,832,000	—	—	—	—
Ontario Discount Drug Mart Plaza	OH	38,623	2,534,000	3,962,000	May 2015	5.2%	2,141,000	2,181,000
Pickerington Discount Drug Mart Plaza	OH	47,810	3,532,000	6,379,000	Jul 2015	5.0%	4,072,000	4,150,000
Polaris Discount Drug Mart Plaza	OH	50,283	4,640,000	6,041,000	May 2015	5.2%	4,369,000	4,451,000
Shelby Discount Drug Mart Plaza	OH	36,596	1,925,000	3,469,000	May 2015	5.2%	2,141,000	2,181,000
Westlake Discount Drug Mart Plaza	OH	55,775	1,667,000	4,707,000	Dec 2016	5.6%	3,165,000	3,215,000
Carrolton Discount Drug Mart Plaza	OH	40,480	—	3,254,000	Dec 2016	5.6%	—	2,343,000
CVS Westfield (a)	NY	10,125	—	—	—	—	—	—
Dover Discount Drug Mart Plaza (a)	OH	38,409	—	—	—	—	—	—
Family Dollar at Zanesville	OH	6,900	—	368,000	—	—	—	—
Gabriel Brothers Plaza (a)	OH	83,740	—	—	—	—	—	—
Hudson Discount Drug Mart Plaza (a)	OH	32,259	—	—	—	—	—	—
Long Reach Village	MD	104,922	—	9,414,000	Mar 2014	5.7%	—	4,690,000
McDonalds/Waffle House at Medina (a)	OH	6,000	—	—	—	—	—	—
Pondside Plaza	NY	19,340	—	1,471,000	May 2015	5.6%	—	1,157,000
Powell Discount Drug Mart Plaza	OH	49,772	—	5,024,000	May 2015	5.2%	—	4,265,000
Staples at Oswego (a)	NY	23,884	—	—	—	—	—	—

		1,466,886	68,110,000	126,000,000			32,786,000	45,833,000
Development Land Parcel	PA	—	1,849,000	1,849,000	—	—	—	—

		1,466,886	$69,959,000	$127,849,000			$32,786,000	$45,833,000

(a)	Properties were sold during 2009, therefore there was no property carrying value as of December 31, 2009.
In connection with the properties which were reclassified to “held for sale”, the Company recorded impairment charges of $39.5 million and $3.6 million in 2010 and 2009, respectively. Such charges were based on a comparison of the carrying values of the properties with either (1) the actual sales price less costs to sell for the properties sold or contract amounts for properties in the process of being sold (all based on arms-length negotiations), or (2) estimated sales prices based on discounted cash flow analyses if no contract amounts were as yet being negotiated.

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
The Company has identified the following critical accounting policies, the application of which requires significant judgments and estimates:
Revenue Recognition
Rental income with scheduled rent increases is recognized using the straight-line method over the respective terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over base rents under applicable lease provisions is included in straight-line rents receivable on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred; such income is recognized in the periods earned. In addition, certain operating leases contain contingent rent provisions under which tenants are required to pay a percentage of their sales in excess of a specified amount as additional rent. The Company defers recognition of contingent rental income until those specified targets are met. Other contingent fees are recognized when earned.
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

Results of Operations
Differences in results of operations between 2010 and 2009, and between 2009 and 2008, respectively, were primarily the result of the impact of the Cedar/RioCan joint venture transactions, the Company’s property acquisition/disposition program and continuing development/redevelopment activities. During the period January 1, 2009 through December 31, 2010, the Company acquired two supermarket anchored shopping centers aggregating approximately 522,000 square feet of GLA and one future development site aggregating approximately 206,000 square feet of GLA. In addition, the Company placed into service four ground-up developments having an aggregate cost of approximately $152.8 million. The Company sold or treated as “held for sale” 28 properties (primarily drug store/convenience centers) aggregating approximately 1.5 million square feet of GLA for an aggregate sales price of approximately $99.6 million. The Company transferred seven properties to the Cedar/RioCan joint venture, aggregating approximately 1,167,000 square feet of GLA. In connection with such transfer, the Company realized approximately $63.1 million in net proceeds. Net (loss) income attributable to common shareholders was ($51.5) million, ($24.7) million and $10.3 million for 2010, 2009 and 2008, respectively.
Comparison of 2010 to 2009

						Properties
			(Decrease)	Percent		held in
	2010	2009	increase	change	Other	both periods

Total revenues	$157,164,000	$168,341,000	$(11,177,000)	-7%	$(8,114,000)	(3,063,000)
Property operating expenses	51,307,000	48,949,000	2,358,000	5%	1,499,000	859,000
Depreciation and amortization	42,278,000	50,148,000	(7,870,000)	-16%	(6,992,000)	(878,000)
General and administrative	9,537,000	10,166,000	(629,000)	-6%	n/a	n/a
Impairments	2,493,000	23,636,000	(21,143,000)	n/a	n/a	n/a
Acquisition transaction costs and terminated projects, net	4,253,000	4,367,000	(114,000)	n/a	n/a	n/a
Non-operating income and expense, net (i)	51,732,000	45,982,000	5,750,000	13%	n/a	n/a
Discontinued operations:
(Loss) income from operations	(388,000)	898,000	(1,286,000)	n/a	n/a	n/a
Impairment charges	39,530,000	3,559,000	35,971,000	n/a	n/a	n/a
Gain on sales	170,000	557,000	(387,000)	n/a	n/a	n/a

(i)
Non-operating income and expense consists principally of interest expense (including amortization and write-off of deferred financing costs), equity in income of unconsolidated joint ventures, and gain on sale of a land parcel.

Properties held in both periods. The Company held 80 properties throughout 2010 and 2009.
Total revenues decreased primarily as a result of (i) a decrease in non-cash amortization of intangible lease liabilities primarily as a result of the completion of scheduled amortization at certain properties ($2.4 million) (which also resulted in a decrease in depreciation and amortization expense), (ii) a decrease in tenant recovery income ($0.3 million), (iii) a decrease in straight-line rents ($0.6 million) and (iv) a decrease in other income ($0.1 million), which was partially offset by (v) an increase in base rents ($0.3 million). In connection with the worsening economic climate beginning in the latter part of 2008 and continuing throughout the respective periods, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected limited circumstances, the aggregate amount of such relief granted had a limited impact on results of operations. However, there can be no assurance that the amount of such relief will not become more significant in future periods.

Property operating expenses increased primarily as a result of (i) an increase in non-billable operating expenses ($0.1 million), (ii) an increase in utilities ($0.1 million), (iii) an increase in management fees ($0.1 million), and (iv) an increase in bad debt expense ($0.5 million).
Depreciation and amortization expenses included under “Other” reflects the acceleration of depreciation expense in 2009 ($6.1 million) at two properties at which the Company demolished portions of buildings as part of the redevelopment plans for those properties.
General and administrative expenses decreased primarily as the result of a legal settlement received in the Company’s favor in 2010.
Impairments relate to the agreement to transfer the seven properties to the Cedar/RioCan joint venture, as more fully discussed elsewhere in this report.
Acquisition transaction costs and terminated projects, net, for 2010 include (i) an acquisition fee that was paid to the Company’s investment advisor related to the Cedar/RioCan joint venture ($2.7 million), (ii) costs incurred related to the acquisition of a single-tenant office property located in Philadelphia, Pennsylvania ($0.3 million), and (iii) the write off of costs incurred in the prior years related to (a) a potential development project in Milford, Delaware that the Company determined would not go forward ($1.3 million), and (b) a cancelled acquisition ($0.1 million). Acquisition transaction costs and terminated projects, net, for 2009 include (i) the costs associated with the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of $1.5 million), (ii) the decision to terminate potential development opportunities in Williamsport, Pennsylvania and Ephrata, Pennsylvania (an aggregate of $2.8 million), and (iii) the costs primarily associated with a cancelled acquisition.
Non-operating income and expense, net, increased primarily as a result of (i) higher amortization of deferred financing costs ($4.5 million) resulting from (a) extending the secured revolving stabilized property credit facility, originally in January 2009 and again in November 2009, and (b) the Company’s reduction in September 2010 of its aggregate commitments under its secured revolving stabilized property credit facility, resulting in an accelerated write-off of deferred financing costs of approximately $2.6 million, (ii) a decrease in development activity reducing the amount of interest expense capitalized to development projects ($2.9 million), (iii) a decrease in equity in income of unconsolidated joint ventures ($0.6 million), (iv) higher loan interest expense principally related to an increase in the interest rate for the secured revolving stabilized property credit facility, which was partially offset by a reduction in the outstanding balance of the secured revolving stabilized credit facility ($0.3 million), and (v) a decrease in gain on sale of land parcel ($0.5 million), partially offset by (vi) a decrease in mortgage interest expense ($3.1 million) principally related to the transfer of properties to the Cedar/RioCan joint venture.

Discontinued operations for 2010 and 2009 include the results of operations, impairment charges and gain on sales for 28 of the Company’s properties (including a number of drug store/convenience centers) which it sold or treated as “held for sale”, located in Ohio, Pennsylvania, Maryland, Connecticut and New York, as more fully discussed elsewhere in this report.
Other includes principally (a) the results of properties acquired after January 1, 2009, (b) the results of properties transferred to the Cedar/RioCan joint venture through the respective dates of transfer, (c) acquisition, financing and property management fees earned by the Company, (d) results of recently placed into service ground-up developments and on-going activities related to the re-development properties, and (e) unallocated property and construction management compensation and benefits (including stock-based compensation), summarized as follows:
Revenues:

Cedar/RioCan joint venture properties	$(14,656,000)
Fees earned by the Company and other	3,549,000
Property acquisitions	1,885,000
Development and redevelopment properties	1,108,000

$(8,114,000)

Property operating expenses:

Cedar/RioCan joint venture properties	$(3,616,000)
Unallocated compensation and benefits	2,135,000
Property acquisitions	257,000
Development and redevelopment properties	2,723,000

$1,499,000

Depreciation and amortization expense:

Cedar/RioCan joint venture properties	$(4,207,000)
Property acquisitions	1,137,000
Development and redevelopment properties	2,226,000
Accelerated depreciation at two redevelopment properties	(6,148,000)

$(6,992,000)

Comparison of 2009 to 2008

						Properties
			Increase	Percent		held in
	2009	2008	(decrease)	change	Other	both years

Total revenues	$168,341,000	$156,214,000	$12,127,000	8%	$12,288,000	(161,000)
Property operating expenses	48,949,000	42,879,000	6,070,000	14%	4,380,000	1,690,000
Depreciation and amortization	50,148,000	44,862,000	5,286,000	12%	6,268,000	(982,000)
General and administrative	10,166,000	8,586,000	1,580,000	18%	n/a	n/a
Impairments	23,636,000	—	23,636,000	n/a	n/a	n/a
Acquisition transaction costs and terminated projects, net	4,367,000	855,000	3,512,000	n/a	n/a	n/a
Non-operating income and expense, net (i)	45,982,000	41,781,000	4,201,000	10%	n/a	n/a
Discontinued operations:
Income from operations	898,000	3,547,000	(2,649,000)	n/a	n/a	n/a
Impairment charges	3,559,000	—	3,559,000	n/a	n/a	n/a
Gain on sales	557,000	—	557,000	n/a	n/a	n/a

(i)
Non-operating income and expense consists principally of interest expense (including amortization and write-off of deferred financing costs) and equity in income of unconsolidated joint ventures, and gain on sale of a land parcel.

Properties held in both periods. The Company held 78 properties throughout 2009 and 2008.
Total revenues decreased primarily as a result of (i) a decrease in non-cash straight-line rents primarily as a result of early lease terminations ($0.8 million), (ii) a decrease in non-cash amortization of intangible lease liabilities primarily as a result of the completion of scheduled amortization at certain properties ($0.3 million) (which also resulted in a decrease in depreciation and amortization expense), (iii) a decrease in percentage rent ($42,000), and (iv) a decrease in other income ($0.6 million), partially offset by (v) an increase in tenant recoveries ($1.2 million), predominantly the result of an increase in billable property operating expenses, and (vi) an increase in base rent income ($0.4 million). In connection with the worsening economic climate beginning in the latter part of 2008 and continuing into 2009, the Company received a number of requests from tenants for rent relief. While the Company did in fact grant such relief in selected limited circumstances, the aggregate amount of such relief granted had a limited impact on results of operations. However, there can be no assurance that the amount of such relief will not become more significant in future periods.
Property operating expenses increased primarily as a result of (i) a net increase ($1.1 million) in expenses billable to tenants, primarily as a result of (a) an increase in real estate taxes from reassessments at recently-acquired or redeveloped properties ($0.7 million), (b) an increase in snow removal costs ($1.1 million), partially offset by (c) a decrease in insurance expense ($0.3 million), (d) a decrease in repairs and maintenance expenses ($0.1 million), (e) a decrease in landscaping expense ($0.1 million), and (f) a decrease in a number of smaller operating expense categories ($0.2 million), and (ii) an increase in the provision for doubtful accounts primarily as a result of the more challenging economic conditions in 2009 for a number of non-core tenants ($1.1 million), which is partially offset by (iii) a decrease in expenses not billable to tenants ($0.4 million).

Depreciation and amortization expenses included under “Other” reflects the acceleration of depreciation expense in 2009 ($6.1 million) at two properties at which the Company demolished portions of buildings as part of the redevelopment plans for those properties.
General and administrative expenses increased primarily as a result of increases in stock-based compensation expense through increased amortization of an increased number of restricted stock grants and mark-to-market adjustments relating to stock-based compensation.
Impairments relate to the agreement to transfer the seven properties to the Cedar/RioCan joint venture, as more fully discussed elsewhere in this report.
Acquisition transaction costs and terminated projects, net, for 2009 include (i) the costs associated with the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of $1.5 million), (ii) the decision to terminate potential development opportunities in Williamsport, Pennsylvania and Ephrata, Pennsylvania (an aggregate of $2.8 million), and (iii) the costs primarily associated with a cancelled acquisition. Acquisition transaction costs and terminated projects, net, for 2008 include (i) the decision to terminate potential development opportunities primarily in Ephrata, Pennsylvania and Roanoke, Virginia (an aggregate of $652,000) and (ii) costs incurred related to a canceled potential joint venture ($203,000).
Non-operating income and expense, net, increased primarily as a result of (i) higher amortization of deferred financing costs ($1.9 million) resulting from (a) extending the secured revolving stabilized property credit facility, originally in January 2009 and again in November 2009, and (b) the secured revolving development property credit facility and the property-specific construction facility, having closed in June 2008 and September 2008, respectively, being outstanding throughout all of 2009, (ii) higher loan balances outstanding principally to fund the equity portions of acquisitions and development activities ($4.4 million), (iii) reduction in interest income ($0.2 million), and (iv) a decrease in development activity reducing the amount of interest expense capitalized to development projects ($0.9 million), partially offset by (v) the gain on sale of a land parcel ($0.5 million), (vi) an increase in equity in income of unconsolidated joint ventures ($0.2 million), and (vii) a decrease in the outstanding balances under the Company’s secured credit facilities reducing interest expense ($2.5 million).
Discontinued operations for 2009 and 2008 include the results of operations, impairment charges and gain on sales for 28 of the Company’s properties (including a number of drug store/convenience centers) which it sold or treated as “held for sale”, located in Ohio, Pennsylvania, Maryland, Connecticut and New York, as more fully discussed elsewhere in this report.

Other includes principally (a) the results of properties acquired after January 1, 2009, (b) the results of properties transferred to the Cedar/RioCan joint venture through the respective dates of transfer, (c) acquisition, financing and property management fees earned by the Company, (d) results of recently placed into service ground-up developments and on-going activities related to the re-development properties, and (e) unallocated property and construction management compensation and benefits (including stock-based compensation), summarized as follows:
Revenues:

Cedar/RioCan joint venture properties	$627,000
Property acquisitions	9,844,000
Development and redevelopment properties	1,817,000

$12,288,000

Property operating expenses:

Cedar/RioCan joint venture properties	$(54,000)
Unallocated compensation and benefits	576,000
Property acquisitions	2,631,000
Development and redevelopment properties	1,227,000

$4,380,000

Depreciation and amortization expense:

Cedar/RioCan joint venture properties	$(950,000)
Property acquisitions	2,660,000
Development and redevelopment properties	(1,590,000)
Accelerated depreciation at two redevelopment properties	6,148,000

$6,268,000

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
Throughout most of 2010 there has been a continued fundamental contraction of the U.S. credit and capital markets, whereby banks and other credit providers have tightened their lending standards and severely restricted the availability of credit. Accordingly, although there has been an improvement in general credit availability during the latter part of 2010, for this and other reasons, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, net proceeds from the contribution of properties to joint ventures, or proceeds from the refinancing of existing debt.

In December 2009, following a review of the state of the economy and the Company’s financial position, the Company’s Board of Directors determined to resume payment of a cash dividend in the amount $0.09 per share ($0.36 per share on an annualized basis) on the Company’s common stock.
The Company has a $185 million secured revolving stabilized property credit facility with Bank of America, N.A. as administrative agent, together with three other lead lenders and other participating banks. On September 13, 2010, the Company elected to reduce the total commitments under the facility from $285.0 million to $185.0 million. The facility is expandable to $400 million, subject principally to acceptable collateral and the availability of additional lender commitments and will expire on January 31, 2012, subject to a one-year extension option. The principal terms of the facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5%, and (iv) an unused portion fee of 50 bps. Borrowings outstanding under the facility aggregated $29.5 million at December 31, 2010; such borrowings bore interest at a rate of 5.5% per annum; the Company had pledged 31 of its shopping center properties as collateral for such borrowings as of that date, including six properties which are being treated as “real estate held for sale” during 2010.
The secured revolving stabilized property credit facility has been, and will be, used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of December 31, 2010, the Company was permitted to draw up to approximately $140.2 million, of which approximately $110.7 million remained available as of that date. As of December 31, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.
The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been and will be used to fund in part the Company’s and certain joint ventures’ development activities. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $103.1 million at December 31, 2010, and such borrowings bore interest at a rate of 2.5% per annum. As of December 31, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.

The Company has a $70.7 million construction facility (as amended on November 3, 2010) with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. The facility is guaranteed by the Company and will expire in September 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 325 bps, or the agent bank’s prime rate. Borrowings outstanding under the facility aggregated $62.6 million at December 31, 2010, and such borrowings bore interest at an average rate of 3.5% per annum. As of December 31, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.
Other property-specific mortgage loans payable at December 31, 2010 consisted of fixed-rate notes totaling $591.2 million, with a weighted average interest rate of 5.8%, and variable-rate debt totaling $83.6 million, with a weighted average interest rate of 4.1%. Total mortgage loans payable and secured revolving credit facilities have an overall weighted average interest rate of 5.2% and mature at various dates through 2029. For 2011, the Company has approximately $8.7 million of scheduled mortgage repayments and $83.6 million of scheduled balloon payments.
The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.
The Company and RioCan entered into an 80% (RioCan) and 20% (Cedar) joint venture in October 2009 (i) initially for the purchase of seven supermarket-anchored properties previously owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas, in the same joint venture format. The Company transferred the initial seven properties into the joint venture at various times from December 2009 through May 2010 generating approximately $63.1 million of net proceeds and the transfer of approximately $94 million of fixed-rate mortgages. In addition, in April 2010, RioCan exercised its warrant to purchase 1,428,570 shares of the Company’s common stock, and the Company received proceeds of $10.0 million. Net proceeds from the property transfers and the exercise of the warrants were used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities.
In connection with the Cedar/RioCan joint venture transactions, the Company, in 2010, earned approximately $3.6 million in fees from the joint venture, representing accounting fees, management fees, acquisition fees and financing fees. Such fees are included in other revenues in the accompanying statements of operations. In addition, the Company paid fees to its investment advisor of approximately $2.7 million, which are included in transaction costs in the accompanying statements of operations.
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

On February 5, 2010, the Company filed a registration statement with the Securities and Exchange Commission for up to 5,000,000 shares of the Company’s common stock under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). The DRIP offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock at 98% of their market value. The Board of Directors of the Company has approved an amendment to the DRIP to have all stock purchased at 100% of their market value. This amendment is expected to become effective promptly after the filing of this Form 10-K. Through December, 31, 2010, the Company issued approximately 1,451,000 shares of its common stock at an average price of $5.79 per share and realized proceeds after expenses of approximately $8.2 million. During January, February and March 2011, the Company issued an additional approximate 471,000 shares of its common stock at an average of $6.02 per share and realized net proceeds of approximately $2.8 million.
On August 25, 2010, the Company concluded a public offering of 2,850,000 shares of its 8-7/8% Series A Cumulative Redeemable preferred stock at $24.50 per share, and realized net proceeds, after offering expenses, of approximately $67.4 million. In connection with the sale, the Company’s investment advisor received an underwriter’s discount of approximately $2.4 million.
The Company has a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock aggregating up to $45 million over a commitment period ending in September 2011. Through December 31, 2010, approximately 1,807,000 shares had been sold pursuant to the SEPA Agreement, at an average price of $6.98 per share, and the Company realized net proceeds, after allocation of issuance expenses, of approximately $12.3 million.
During 2010, the Company, at its option, elected to redeem approximately 552,000 OP Units that had been offered for conversion by the holders thereof, for an aggregate purchase price of approximately $3.4 million. Such OP Units had been issued to certain members of the group from which the Company had acquired the major portion of its Ohio drug store/convenience center properties.
The Company expects to have sufficient liquidity to effectively manage its business. Such liquidity sources include, amongst others (i) cash on hand, (ii) operating cash flows, (iii) availability under its secured revolving credit facilities, (iv) property-specific financings, (v) sales of properties, (vi) proceeds from contributions of properties to joint ventures, and/or (vi) issuances of additional shares of common or preferred stock.

Contractual obligations and commercial commitments
The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at December 31, 2010:

	Maturity Date
	2011	2012	2013	2014	2015	Thereafter	Total
Debt:
Mortgage loans payable (i) (ii)	$92,290,000	$52,046,000	$63,830,000	$119,189,000	$103,786,000	$243,589,000	$674,730,000
Stabilized property credit facility (iii)	—	29,535,000	—	—	—	—	29,535,000
Development property credit facility (iii)	103,062,000	—	—	—	—	—	103,062,000
Interest payments (iv)	40,733,000	36,354,000	27,778,000	22,720,000	14,799,000	10,520,000	152,904,000
Operating lease obligations	1,213,000	1,219,000	1,234,000	1,250,000	1,269,000	20,282,000	26,467,000

Total	$237,298,000	$119,154,000	$92,842,000	$143,159,000	$119,854,000	$274,391,000	$986,698,000

(i)	Does not include mortgage loans payable applicable to unconsolidated joint ventures or discontinued operations.

(ii)	Mortgage loans payable for 2011 includes $62.6 million applicable to property-specific construction financing which is subject to a one-year extension option.

(iii)	Subject to a one-year extension option.

(iv)
Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of December 31, 2010, including capitalized interest. For variable-rate debt, the rate in effect at December 31, 2010 is assumed to remain in effect until the maturities of the respective obligations.

In addition, the Company plans to spend between $35.0 million and $55.0 million during 2011 in connection with development and redevelopment activities in process as of December 31, 2010.
Net Cash Flows
Operating Activities
Net cash flows provided by operating activities amounted to $41.7 million during 2010, compared to $51.9 million during 2009 and $60.8 million during 2008. The comparative changes in operating cash flows during 2010, 2009 and 2008 were primarily the result of the impact of the Cedar/RioCan joint venture transactions, the Company’s property acquisition/disposition program, and continuing development/redevelopment activities.
Investing Activities
Net cash flows used in investing activities were $29.8 million in 2010, $70.0 million in 2009 and $151.4 million in 2008, and were primarily the result of the Cedar/RioCan joint venture transactions and the Company’s acquisition/disposition activities. During 2010, the Company made investments in the Cedar/RioCan joint venture ($51.4 million), acquired a single-tenant office property and incurred expenditures for property improvements (an aggregate of $30.2 million), and had an increase in other receivables and construction escrows (an aggregate of $3.4 million), offset by proceeds from the transfers of five properties to the Cedar/RioCan joint venture ($31.0 million), distributions of capital from the Cedar/RioCan joint venture ($21.5 million), and the sales of properties treated as discontinued operations ($2.7 million). During 2009, the Company acquired two shopping and convenience centers and incurred expenditures for property improvements, an aggregate of $108.3 million. The Company realized proceeds from the transfers of two properties to the RioCan joint venture ($32.1 million) and from the sales of properties treated as discontinued operations ($6.8 million). During 2008, the Company acquired four shopping and convenience centers, acquired land for development, expansion and/or future development and incurred expenditures for property improvements, an aggregate of $131.9 million. The Company also purchased the joint venture minority interests in four properties for $17.5 million.

Financing Activities
Net cash flows (used in) provided by financing activities were $(14.9 million) in 2010, $27.0 million in 2009 and $75.5 million in 2008. During 2010, the Company had net repayments to its revolving credit facilities ($125.1 million), preferred and common stock distributions ($31.9 million), repayment of mortgage obligations ($20.9 million, including $11.0 million of mortgage balloon payments), termination payments relating to interest rate swaps ($5.5 million), distributions paid to noncontrolling interests (consolidated minority interest and limited partners - $4.2 million), redemptions of OP Units ($3.4 million), and the payment of debt financing costs ($2.0 million), offset by the proceeds from sales of preferred and common stock ($141.2 million), the proceeds of mortgage financings ($27.0 million), and the proceeds from the exercise of the RioCan warrant ($10.0 million). During 2009, the Company received proceeds of mortgage financings of $60.9 million, proceeds from sales of common stock of $40.9 million, $12.2 million in contributions from noncontrolling interests (minority interest partners) $5.0 million in proceeds from a standby equity advance (not settled as of December 31, 2009), offset by net repayments to its revolving credit facilities of $46.8 million, repayment of mortgage obligations of $18.2 million (including $8.9 million of mortgage balloon payments), preferred and common stock distributions of $12.9 million, the payment of financing costs of $10.0 million, and distributions paid to noncontrolling interests (minority and limited partner interests) of $4.1 million. During 2008, the Company received net advance proceeds of $114.1 million from its revolving credit facilities, $106.7 million in net proceeds from mortgage financings, and $6.3 million in contributions from noncontrolling interests (minority interest partners), offset by the repayment of mortgage obligations of $93.3 million (including $84.8 million of mortgage balloon payments), preferred and common stock distributions of $47.9 million, distributions paid to noncontrolling interests (minority and limited partner interests) of $5.2 million, the payment of financing costs of $5.1 million, and the redemption of noncontrolling interests (a limited partner’s OP Units) of $0.1 million.
Funds (Used In) From Operations
Funds (Used In) From Operations (“FFO”) is a widely-recognized non-GAAP financial measure for REITs that the Company believes, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand an equity REIT’s operating performance. The Company presents FFO because the Company considers it an important supplemental measure of its operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. Among other things, the Company uses FFO or an adjusted FFO-based measure (i) as a criterion to determine performance-based bonuses for members of senior management, (ii) in performance comparisons with other shopping center REITs, and (iii) to measure compliance with certain financial covenants under the terms of the Loan Agreements relating to the Company’s credit facilities.

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
FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for 2010, 2009 and 2008:

	2010	2009	2008

Net (loss) income attributable to common shareholders	$(51,485,000)	$(24,747,000)	$10,296,000
Add (deduct):
Real estate depreciation and amortization	46,279,000	55,391,000	49,732,000
Noncontrolling interests:
Limited partners’ interest	(1,282,000)	(912,000)	468,000
Minority interests in consolidated joint ventures	(1,613,000)	772,000	2,157,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(4,357,000)	(5,787,000)	(6,134,000)
Equity in income of unconsolidated joint ventures	(484,000)	(1,098,000)	(956,000)
FFO from unconsolidated joint ventures	2,796,000	1,519,000	1,296,000
Gain on sales of discontinued operations	(170,000)	(557,000)	—

Funds (Used in) From Operations	$(10,316,000)	$24,581,000	$56,859,000

FFO per common share (assuming conversion of OP Units)
Basic and diluted	$(0.16)	$0.51	$1.22

Weighted average number of common shares (basic):
Shares used in determination of basic earnings per share	63,843,000	46,234,000	44,475,000
Additional shares assuming conversion of OP Units	1,814,000	2,014,000	2,024,000

Shares used in determination of basic FFO per share	65,657,000	48,248,000	46,499,000

Weighted average number of common shares (dilutive):
Shares used in determination of diluted earnings per share	63,862,000	46,234,000	44,475,000
Additional shares assuming conversion of OP Units	1,814,000	2,014,000	2,024,000

Shares used in determination of diluted FFO per share	65,676,000	48,248,000	46,499,000

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
New Accounting Pronouncements
See Note 2 of the Company’s Consolidated Financial Statements included in this annual report on Form 10-K.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
One of the principal market risks facing the Company is interest rate risk on its credit facilities. The Company may, when advantageous, hedge its interest rate risk by using derivative financial instruments. The Company is not subject to foreign currency risk.
The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures, development/redevelopment activities, and expand its real estate investment portfolio, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. At December 31, 2010, the Company had approximately $20.1 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates of 5.4% and 6.5% per annum. On January 20, 2010, the Company paid approximately $5.5 million to terminate interest rate swaps applicable to approximately $23.9 million of anticipated permanent financing for its development joint venture project in Stroudsburg, Pennsylvania.
At December 31, 2010, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $591.2 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $216.2 million of variable-rate debt (including $132.6 million in advances under the Company’s revolving credit facilities) was 3.3%. The secured revolving stabilized property credit facility matures in January 2012, subject to a one-year extension option. The secured revolving development property credit facility matures in June 2011, subject to a one-year extension option. With respect to $186.6 million of variable-rate debt outstanding at December 31, 2010, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $1.9 million per annum. With respect to the remaining $29.5 million of variable-rate debt outstanding at December 31, 2010, represented by the Company’s secured revolving stabilized property credit facility, interest is based on LIBOR with a 200 bps LIBOR floor. Accordingly, if interest rates either increase or decrease by 1%, the Company’s interest cost applicable on this line would increase by approximately $0.3 million per annum only if LIBOR was in excess of 2.0% per annum.

Item 8. Financial Statements and Supplementary Data
All other schedules have been omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Cedar Shopping Centers, Inc.
We have audited the accompanying consolidated balance sheets of Cedar Shopping Centers, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Shopping Centers, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cedar Shopping Centers, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 15, 2011

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	December 31,
	2010	2009

Assets
Real estate:
Land	$328,831,000	$333,898,000
Buildings and improvements	1,262,479,000	1,221,740,000

	1,591,310,000	1,555,638,000
Less accumulated depreciation	(189,461,000)	(151,144,000)

Real estate, net	1,401,849,000	1,404,494,000

Real estate to be transferred to a joint venture	—	139,743,000
Real estate held for sale — discontinued operations	69,959,000	127,849,000
Investment in unconsolidated joint ventures	52,466,000	14,113,000

Cash and cash equivalents	14,166,000	17,164,000
Restricted cash	14,545,000	14,075,000
Receivables:
Rents and other tenant receivables, net	7,048,000	7,423,000
Straight-line rents	15,674,000	14,044,000
Joint venture settlements and other receivables	8,599,000	2,322,000
Other assets	9,676,000	9,316,000
Deferred charges, net	28,505,000	34,575,000

Total assets	$1,622,487,000	$1,785,118,000

Liabilities and equity
Mortgage loans payable	$674,730,000	$654,911,000
Mortgage loans payable — real estate to be transferred to a joint venture	—	94,018,000
Mortgage loans payable — real estate held for sale — discontinued operations	32,786,000	45,833,000
Secured revolving credit facilities	132,597,000	257,685,000
Accounts payable and accrued liabilities	29,026,000	46,902,000
Unamortized intangible lease liabilities	46,487,000	52,058,000
Liabilities — real estate held for sale and, at December 31, 2009, real estate to be transferred to a joint venture	1,337,000	7,309,000

Total liabilities	916,963,000	1,158,716,000

Limited partners’ interest in Operating Partnership	7,053,000	12,638,000

Commitments and contingencies	—	—

Equity:
Cedar Shopping Centers, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 6,400,000 and 3,550,000 shares, respectively, issued and outstanding)	158,575,000	88,750,000
Common stock ($.06 par value, 150,000,000 shares authorized 66,520,000 and 52,139,000 shares, respectively, issued and outstanding)	3,991,000	3,128,000
Treasury stock (1,120,000 and 981,000 shares, respectively, at cost)	(10,367,000)	(9,688,000)
Additional paid-in capital	712,548,000	621,299,000
Cumulative distributions in excess of net income	(231,275,000)	(162,041,000)
Accumulated other comprehensive loss	(3,406,000)	(2,992,000)

Total Cedar Shopping Centers, Inc. shareholders’ equity	630,066,000	538,456,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	62,050,000	67,229,000
Limited partners’ interest in Operating Partnership	6,355,000	8,079,000

Total noncontrolling interests	68,405,000	75,308,000

Total equity	698,471,000	613,764,000

Total liabilities and equity	$1,622,487,000	$1,785,118,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Operations

	Years ended December 31,
	2010	2009	2008

Revenues:
Rents	$123,205,000	$135,104,000	$126,228,000
Expense recoveries	30,092,000	31,878,000	28,862,000
Other	3,867,000	1,359,000	1,124,000

Total revenues	157,164,000	168,341,000	156,214,000

Expenses:
Operating, maintenance and management	31,828,000	30,131,000	25,455,000
Real estate and other property-related taxes	19,479,000	18,818,000	17,424,000
General and administrative	9,537,000	10,166,000	8,586,000
Impairments	2,493,000	23,636,000	—
Acquisition transaction costs and terminated projects, net	4,253,000	4,367,000	855,000
Depreciation and amortization	42,278,000	50,148,000	44,862,000

Total expenses	109,868,000	137,266,000	97,182,000

Operating income	47,296,000	31,075,000	59,032,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(49,702,000)	(47,664,000)	(43,021,000)
Write-off of deferred financing costs	(2,552,000)	—	—
Interest income	38,000	63,000	284,000
Equity in income of unconsolidated joint ventures	484,000	1,098,000	956,000
Gain on sale of land parcel	—	521,000	—

Total non-operating income and expense	(51,732,000)	(45,982,000)	(41,781,000)

(Loss) income before discontinued operations	(4,436,000)	(14,907,000)	17,251,000

(Loss) income from discontinued operations	(39,918,000)	(2,661,000)	3,547,000
Gain on sales of discontinued operations	170,000	557,000	—

Total discontinued operations	(39,748,000)	(2,104,000)	3,547,000

Net (loss) income	(44,184,000)	(17,011,000)	20,798,000

Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	1,613,000	(772,000)	(2,157,000)
Limited partners’ interest in Operating Partnership	1,282,000	912,000	(468,000)

Total net loss (income) attributable to noncontrolling interests	2,895,000	140,000	(2,625,000)

Net (loss) income attributable to Cedar Shopping Centers, Inc.	(41,289,000)	(16,871,000)	18,173,000

Preferred distribution requirements	(10,196,000)	(7,876,000)	(7,877,000)

Net (loss) income attributable to common shareholders	$(51,485,000)	$(24,747,000)	$10,296,000

Per common share attributable to common sharehoders (basic and diluted):
Continuing operations	$(0.20)	$(0.49)	$0.15
Discontinued operations	(0.61)	(0.05)	$0.08

	$(0.81)	$(0.54)	$0.23

Amounts attributable to Cedar Shopping Centers, Inc. common shareholders, net of limited partners’ interest:
(Loss) income from continuing operations	$(12,834,000)	$(22,731,000)	$6,903,000
(Loss) income from discontinued operations	(38,816,000)	(2,550,000)	3,393,000
Gain on sales of discontinued operations	165,000	534,000	—

Net (loss) income	$(51,485,000)	$(24,747,000)	$10,296,000

Weighted average number of common shares outstanding	63,843,000	46,234,000	44,475,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Equity
Years ended December 31, 2010, 2009 and 2008

	Cedar Shopping Centers, Inc. Shareholders
	Preferred stock						Cumulative	Accumulated
		$25.00	Common stock		Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss) income	Total

Balance, December 31, 2007	3,550,000	$88,750,000	44,238,000	$2,654,000	$(8,192,000)	$572,394,000	$(97,821,000)	$64,000	$557,849,000

Net income							18,173,000		18,173,000
Unrealized loss on change in fair value of cash flow hedges								(7,320,000)	(7,320,000)

Total other comprehensive income									10,853,000

Deferred compensation activity, net			225,000	13,000	(983,000)	3,342,000			2,372,000
Conversion of OP units into common stock			5,000	1,000		67,000			68,000
Preferred distribution requirements							(7,877,000)		(7,877,000)
Distributions to common shareholders/ noncontrolling interests							(40,027,000)		(40,027,000)
Additional noncontrolling interests’ shares									—
Purchase/redemption of noncontrolling interests’ shares									—
Reallocation adjustment of limited partners’ interest						283,000			283,000

Balance, December 31, 2008	3,550,000	88,750,000	44,468,000	2,668,000	(9,175,000)	576,086,000	(127,552,000)	(7,256,000)	523,521,000

Net loss							(16,871,000)		(16,871,000)
Unrealized gain on change in fair value of cash flow hedges								4,264,000	4,264,000

Total other comprehensive loss									(12,607,000)

Deferred compensation activity, net			570,000	34,000	(513,000)	3,070,000			2,591,000
Net proceeds from the sales of common stock and issuance of warrants			7,089,000	425,000		40,465,000			40,890,000
Conversion of OP units into common stock			12,000	1,000		130,000			131,000
Preferred distribution requirements							(7,876,000)		(7,876,000)
Distributions to common shareholders/ noncontrolling interests							(9,742,000)		(9,742,000)
Reallocation adjustment of limited partners’ interest						1,548,000			1,548,000
Additional noncontrolling interests’ shares

Balance, December 31, 2009	3,550,000	88,750,000	52,139,000	3,128,000	(9,688,000)	621,299,000	(162,041,000)	(2,992,000)	538,456,000

Net (loss) income							(41,289,000)		(41,289,000)
Unrealized gain on change in fair value of cash flow hedges								(414,000)	(414,000)

Total other comprehensive loss									(41,703,000)

Deferred compensation activity, net			436,000	27,000	(679,000)	3,604,000			2,952,000
Net proceeds from the sale of preferred and common stock	2,850,000	69,825,000	12,455,000	747,000		77,433,000			148,005,000
Net proceeds from dividend reinvestment plan			1,451,000	87,000		8,144,000			8,231,000
Preferred distribution requirements							(10,196,000)		(10,196,000)
Distributions to common shareholders/ noncontrolling interests							(17,749,000)		(17,749,000)
Conversion of OP Units into common stock			39,000	2,000		401,000			403,000
Reallocation adjustment of limited partners’ interest						1,667,000			1,667,000

Balance, December 31, 2010	6,400,000	$158,575,000	66,520,000	$3,991,000	$(10,367,000)	$712,548,000	$(231,275,000)	$(3,406,000)	$630,066,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Equity
Years ended December 31, 2010, 2009 and 2008
(continued)

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity

Balance, December 31, 2007	$62,402,000	$10,106,000	$72,508,000	$630,357,000

Net income	2,157,000	183,000	2,340,000	20,513,000
Unrealized loss on change in fair value of cash flow hedges	(336,000)	(129,000)	(465,000)	(7,785,000)

Total other comprehensive income	1,821,000	54,000	1,875,000	12,728,000

Deferred compensation activity, net	—	—	—	2,372,000
Conversion of OP units into common stock	—	(68,000)	(68,000)	—
Preferred distribution requirements	—	—	—	(7,877,000)
Distributions to common shareholders/ noncontrolling interests	(3,427,000)	(717,000)	(4,144,000)	(44,171,000)
Additional noncontrolling interests’ shares	6,364,000		6,364,000	6,364,000
Purchase/redemption of noncontrolling interests’ shares	(9,010,000)		(9,010,000)	(9,010,000)
Reallocation adjustment of limited partners’ interest	—	(109,000)	(109,000)	174,000

Balance, December 31, 2008	58,150,000	9,266,000	67,416,000	590,937,000

Net loss	772,000	(361,000)	411,000	(16,460,000)
Unrealized gain on change in fair value of cash flow hedges	—	79,000	79,000	4,343,000

Total other comprehensive loss	772,000	(282,000)	490,000	(12,117,000)

Deferred compensation activity, net	—	—	—	2,591,000
Net proceeds from the sales of common stock and issuance of warrants	—	—	—	40,890,000
Conversion of OP units into common stock	—	(131,000)	(131,000)	—
Preferred distribution requirements	—	—	—	(7,876,000)
Distributions to common shareholders/ noncontrolling interests	(3,905,000)	(167,000)	(4,072,000)	(13,814,000)
Reallocation adjustment of limited partners’ interest	—	(607,000)	(607,000)	941,000
Additional noncontrolling interests’ shares	12,212,000	—	12,212,000	12,212,000

Balance, December 31, 2009	67,229,000	8,079,000	75,308,000	613,764,000

Net (loss) income	(1,613,000)	(642,000)	(2,255,000)	(43,544,000)
Unrealized gain on change in fair value of cash flow hedges	—	(22,000)	(22,000)	(436,000)

Total other comprehensive loss	(1,613,000)	(664,000)	(2,277,000)	(43,980,000)

Deferred compensation activity, net	—	—	—	2,952,000
Net proceeds from the sale of preferred and common stock	—	—	—	148,005,000
Net proceeds from dividend reinvestment plan	—	—	—	8,231,000
Preferred distribution requirements	—	—	—	(10,196,000)
Distributions to common shareholders/ noncontrolling interests	(3,566,000)	(209,000)	(3,775,000)	(21,524,000)
Conversion of OP Units into common stock	—	(194,000)	(194,000)	209,000
Reallocation adjustment of limited partners’ interest	—	(657,000)	(657,000)	1,010,000

Balance, December 31, 2010	$62,050,000	$6,355,000	$68,405,000	$698,471,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows

	Years ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Net (loss) income	$(44,184,000)	$(17,011,000)	20,798,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Non-cash provisions:
Equity in income of unconsolidated joint ventures	(484,000)	(1,098,000)	(956,000)
Distributions from unconsolidated joint ventures	819,000	921,000	834,000
Impairments	2,493,000	23,636,000	—
Terminated projects	1,302,000	3,094,000	463,000
Impairments — discontinued operations	39,527,000	3,559,000	—
Gain on sales of real estate	(170,000)	(1,078,000)	—
Straight-line rents	(1,854,000)	(2,874,000)	(2,876,000)
Provision for doubtful accounts	3,952,000	—	—
Depreciation and amortization	46,464,000	55,391,000	50,013,000
Amortization of intangible lease liabilities	(9,154,000)	(13,522,000)	(14,409,000)
Amortization/market price adjustments relating to stock-based compensation	2,979,000	2,433,000	1,099,000
Amortization and accelerated write-off of deferred financing costs	8,109,000	3,648,000	1,790,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(3,566,000)	(2,555,000)	1,822,000
Joint venture settlements	(995,000)	—	—
Prepaid expenses and other	(2,029,000)	(5,168,000)	153,000
Accounts payable and accrued expenses	(1,507,000)	2,566,000	2,084,000

Net cash provided by operating activities	41,702,000	51,942,000	60,815,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(30,155,000)	(108,300,000)	(131,874,000)
Net proceeds from sales of real estate	2,661,000	6,752,000	—
Net proceeds from transfers to unconsolidated joint venture, less cash at dates of transfer	31,013,000	32,089,000	—
Investments in and advances to unconsolidated joint ventures	(51,441,000)	(350,000)	(1,097,000)
Distributions of capital from unconsolidated joint venture	21,502,000	—	—
Increase in other receivables	(2,563,000)	—	—
Construction escrows and other	(851,000)	(217,000)	(965,000)
Purchase of consolidated joint venture minority interest	—	—	(17,454,000)

Net cash used in investing activities	(29,834,000)	(70,026,000)	(151,390,000)

Cash flow from financing activities:
Net (repayments)/advances (to)/from revolving credit facilities	(125,088,000)	(46,805,000)	114,050,000
Proceeds from mortgage financings	26,984,000	60,950,000	106,738,000
Mortgage repayments	(20,944,000)	(18,203,000)	(93,317,000)
Payments of debt financing costs	(2,025,000)	(9,973,000)	(5,062,000)
Termination payment related to interest rate swaps	(5,476,000)	—	—
Noncontrolling interests:
Contributions from consolidated joint venture minority interests, net	—	12,212,000	6,383,000
Distributions to consolidated joint venture minority interests	(3,566,000)	(3,905,000)	(3,427,000)
Redemption of Operating Partnership Units	(3,443,000)	—	(122,000)
Distributions to limited partners	(654,000)	(227,000)	(1,822,000)
Net proceeds from the sales of preferred and common stock	141,248,000	40,890,000	—
Exercise of warrant	10,000,000	—	—
Preferred stock distributions	(9,457,000)	(7,876,000)	(7,877,000)
Distributions to common shareholders	(22,445,000)	(5,046,000)	(40,027,000)
Proceeds from standby equity advance not settled	—	5,000,000	—

Net cash (used in) provided by financing activities	(14,866,000)	27,017,000	75,517,000

Net (decrease) increase in cash and cash equivalents	(2,998,000)	8,933,000	(15,058,000)
Cash and cash equivalents at beginning of period	17,164,000	8,231,000	23,289,000

Cash and cash equivalents at end of period	$14,166,000	$17,164,000	8,231,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Note 1. Organization and Basis of Preparation
Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominantly in mid-Atlantic and Northeast coastal states. At December 31, 2010, the Company owned and managed 115 operating properties, including 21 properties in a managed unconsolidated joint venture.
Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2010 the Company owned a 97.9% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (2.1% at December 31, 2010) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 1.4 million OP Units outstanding at December 31, 2010 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
With respect to its 12 consolidated operating joint ventures, the Company has general partnership interests of 20% in nine properties, 40% in two properties and 50% in one property. As (i) such entities are not VIEs, and (ii) the Company is the sole general partner and exercises substantial operating control over these entities, the Company has determined that such entities should be consolidated for financial statement purposes. Current accounting guidance provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest.
The Company’s three 60%-owned joint ventures for development projects in Limerick, Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be VIEs and the Company is the primary beneficiary in each case. At December 31, 2010, these VIEs owned real estate with a carrying value of $136.8 million. The assets of the consolidated VIEs can be used to settle obligations other than those of the consolidated VIEs. At that date, one of the VIEs had a property-specific mortgage loan payable aggregating $62.6 million, and the real estate owned by the other two VIEs partially collateralized the secured revolving development property credit facility to the extent of $28.1 million. Such obligations are guaranteed by, and are recourse to, the Company. For such development projects, the Company reviews the applicable budgets and provides supervisory support.
With respect to its unconsolidated joint ventures, the Company has a 20% interest in a joint venture with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian real estate investment trust (“RioCan”) formed initially for the acquisition of seven shopping center properties owned by the Company; all seven properties had been transferred to the joint venture by May 2010. The accounting treatment presentation on the accompanying consolidated balance sheet is to reflect the Company’s applicable carrying values as “real estate to be transferred to a joint venture” retroactively for all periods presented, whereas the accounting treatment presentation on the accompanying consolidated statement of operations is to reflect the results of the properties’ operations through the respective dates of transfer in current operations and, prospectively following their transfer to the joint venture, as “equity in income (loss) of unconsolidated joint ventures”. Although the Company provides management and other services, RioCan has significant management participation rights. The Company has determined that this joint venture is not a VIE and, accordingly, the Company accounts for its investment in this joint venture under the equity method.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
In addition, the Company has a 76.3% limited partner’s interest in a joint venture which owns a single-tenant office property in Philadelphia, Pennsylvania. The Company has no control over the entity, does not provide any management or other services to the entity, and has no substantial participating or “kick out” rights and, accordingly, the Company has determined that this joint venture is not a VIE. The Company accounts for its investment in this joint venture under the equity method.
At December 31, 2010, the Company had deposits of $0.8 million on four land parcels to be purchased for future development. Although each of the entities holding the deposits is considered a VIE, the Company has not consolidated any of them as the Company is not the primary beneficiary in each case.
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
The consolidated financial statements reflect certain reclassifications of prior period amounts to conform to the 2010 presentation, principally to reflect the sale and/or treatment as “held for sale” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on previously-reported net income attributable to common shareholders or earnings per share.
Real Estate Investments and Discontinued Operations
Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years. Depreciation expense amounted to $39.2 million, $42.8 million and $36.7 million for 2010, 2009 and 2008, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred, and amounted to $2.0 million, $2.1 million and $2.0 million for 2010, 2009 and 2008, respectively.
Upon the sale (or treatment as “held for sale”) or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or impairment loss, if any, is reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to reflect the sold properties’ operations as discontinued.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $2.5 million, $6.3 million and $6.7 million for 2010, 2009 and 2008, respectively. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under development. The Company considers a construction project to be substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity.
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
In connection with the Cedar/RioCan joint venture transactions, the Company recorded net impairment charges of $2.5 million and $23.6 million, respectively, in 2010 and 2009. Such charges were based on a comparison of the arms-length negotiated transfer amounts set forth in the contract with the carrying values of the properties transferred. The accounting treatment presentation on the accompanying consolidated statements of operations is to reflect the results of the properties’ operations through the respective dates of transfers in current operations and, prospectively following their transfer to the joint venture, as “equity in income of unconsolidated joint ventures”. Accordingly, the accompanying statement of operations includes revenues prior to the properties being transferred to the Cedar/RioCan joint venture in the amounts of $3.3 million, $18.6 million and $17.7 million, respectively, for 2010, 2009 and 2008.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
During 2010, the Company wrote off costs incurred in prior years for (i) a potential development project in Williamsport, Pennsylvania that the Company determined would not go forward ($1.3 million), (ii) costs incurred related to the acquisition of a single-tenant office property located in Philadelphia, Pennsylvania ($0.3 million), and (iii) the costs primarily associated with a cancelled acquisition ($0.1 million). In 2010, the Company incurred fees to its investment advisor as it relates to the Cedar/RioCan joint venture ($2.7 million).
During 2009, the Company wrote off costs incurred in prior years for (i) potential development projects in Milford, Delaware and Ephrata, Pennsylvania that the Company determined would not go forward (an aggregate of $2.8 million), and (ii) costs incurred related to the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of $1.5 million).
During 2010 and 2009, the Company sold, or has treated as “held for sale”, 28 of its properties (including a number of drug store/convenience centers), located in Ohio, Pennsylvania, Maryland, New York and Connecticut. In connection therewith, net impairment charges of $39.5 million and $3.6 million were recorded in 2010 and 2009, respectively.
Conditional asset retirement obligation
A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company. The Company would record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three years ended December 31, 2010.
Fair Value Measurements
The fair value measurement accounting guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value. Financial liabilities measured at fair value in the consolidated financial statements consist of interest rate swaps. The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of December 31, 2010, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate to be transferred to a joint venture and real estate held for sale- discontinued operations.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of December 31, 2010 and 2009, respectively:

	Assets Measured at Fair Value on a
	Non Recurring Basis
	December 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total

Real estate held for sale	$—	$22,773,000	$47,186,000	$69,959,000

	Assets Measured at Fair Value on a
	Non Recurring Basis
	December 31, 2009
Asset Description	Level 1	Level 2	Level 3	Total

Real estate held for sale	$—	$11,598,000	$—	$11,598,000	(a)

Real estate to be transferred to a joint venture	—	139,743,000	—	139,743,000

	$—	$151,341,000	$—	$151,341,000

(a)	Excludes $116.2 million of properties valued at cost as of December 31, 2009, which were subsequently treated as real estate held for sale during 2010 and recorded at fair value.
The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, other assets, accounts payable and accrued expenses approximate fair value. The valuation of the liability for the Company’s interest rate swaps ($1.6 million and $5.9 million at December 31, 2010 and 2009, respectively), which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. The valuations of the assets for the Company’s real estate to be transferred to a joint venture and real estate held for sale — discontinued operations, which is measured on a nonrecurring basis, have been determined to be (i) a Level 2 within the valuation hierarchy, based on the respective contracts of transfer and/or sale or (ii) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices determined by discounted cash flow analyses and/or appraisals if no contract amounts were as yet being negotiated. The discounted cash flow analyses included all estimated cash inflows and outflows over a specific holding period and where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
The fair value of the Company’s fixed rate mortgage loans was estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2010 and 2009, the aggregate fair values of the Company’s fixed rate mortgage loans were approximately $595.3 million and $547.5 million, respectively; the carrying values of such loans were $591.1million and $572.7 million, respectively, at those dates.
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
December 31, 2010
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
Total unamortized intangible lease liabilities relate primarily to below-market leases, and amounted to $46.5 million and $52.1 million at December 31, 2010 and 2009, respectively.
As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $8.3 million, $12.8 million and $13.3 million for 2010, 2009 and 2008, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $10.1 million, $12.7 million and $13.0 million for 2010, 2009 and 2008, respectively.
The unamortized balance of intangible lease liabilities at December 31, 2010 is net of accumulated amortization of $56.1 million, and will be credited to future operations through 2043 as follows:

2011	$6,632,000
2012	5,910,000
2013	5,343,000
2014	4,872,000
2015	3,769,000
Thereafter	19,961,000

$46,487,000

Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days, and include cash at consolidated joint ventures of $6.7 million and $7.4 million at December 31, 2010 and 2009, respectively.
Restricted Cash
The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, is not available to fund other property-level or Company-level obligations.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Rents and Other Receivables
Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-line method over the respective non-cancelable terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over the contractual base rents is included in straight-line rents on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred, generally attributable to their respective allocable portions of GLA. Such income is recognized in the periods earned. In addition, a limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met. Other contingent fees are recognized when earned.
The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $5.4 million and $5.3 million at December 31, 2010 and 2009, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $3.3 million, $2.5 million and $1.1 million in 2010, 2009 and 2008, respectively.
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
Giant Food Stores, LLC (“Giant Foods”), which is owned by Ahold N.V., a Netherlands corporation, accounted for approximately 14%, 13% and 13% of the Company’s total revenues in 2010, 2009 and 2008, respectively. Giant Foods, in combination with Stop & Shop, Inc., which is also owned by Ahold N.V., accounted for approximately 17%, 17% and 17% of the Company’s total revenues in 2010, 2009 and 2008, respectively. On February 15, 2011, Homburg Invest, Inc., our co-venturer in nine supermarket-anchored shopping centers, initiated a “buy/sell” option. Of the nine supermarket anchored shopping centers, the Company, pursuant to the transaction initiated by Homburg Invest Inc., has elected to sell eight of such properties of which six are anchored by Giant Food Stores.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Total revenues from properties located in Pennsylvania, Massachusetts and Connecticut as a percentage of consolidated total revenues are as follows for 2010, 2009 and 2008, respectively:

State	2010	2009	2008

Pennsylvania	51.9%	49.0%	51.1%
Massachusetts	9.5%	14.2%	15.2%
Connecticut	8.9%	11.7%	8.7%
Other Assets
Other assets at December 31, 2010 and 2009 are comprised of the following:

	December 31,
	2010	2009
Prepaid expenses	$5,258,000	$5,279,000
Cumulative mark-to-market adjustments related to stock-based compensation	2,101,000	2,100,000
Property deposits	1,792,000	1,430,000
Other	525,000	507,000

	$9,676,000	$9,316,000

Deferred Charges, Net
Deferred charges at December 31, 2010 and 2009 are net of accumulated amortization and are comprised of the following:

	December 31,
	2010	2009
Lease origination costs (i)	$16,117,000	$16,295,000
Financing costs (ii)(iii)	10,837,000	16,573,000
Other	1,551,000	1,707,000

	$28,505,000	$34,575,000

(i)	Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $7.7 million and $8.7 million, respectively.

(ii)	Financing costs are incurred in connection with the Company’s credit facilities and other long-term debt.

(iii)
On September 13, 2010, the Company elected to reduce the total commitments under its secured revolving stabilized property credit facility by $100.0 million. In this connection, the Company accelerated the write-off of approximately $2.6 million of deferred financing costs

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $11.0 million, $6.9 million and $4.9 million for 2010, 2009 and 2008, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs are net of accumulated amortization of $15.0 million and $20.3 million, respectively, and will be charged to future operations as follows (lease origination costs through 2033, and financing costs through 2029):

	Lease
	origination	Financing
	costs	costs
Non-amortizing (i)	$373,000	$68,000
2011	2,552,000	4,764,000
2012	2,209,000	3,492,000
2013	1,974,000	874,000
2014	1,601,000	518,000
2015	1,278,000	328,000
Thereafter	6,130,000	793,000

	$16,117,000	$10,837,000

(i)
Represents (a) lease origination costs applicable to leases with commencement dates beginning after December 31, 2010 and (b) financing costs applicable to commitment fees/deposits relating to mortgage loans payable concluded after December 31, 2010.

Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of December 31, 2010, the Company was in compliance with all REIT requirements.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Derivative Financial Instruments
The Company occasionally utilizes derivative financial instruments, principally interest rate swaps, to manage its exposure to fluctuations in interest rates. The Company has established policies and procedures for risk assessment, and the approval, reporting and monitoring of derivative financial instruments. Derivative financial instruments must be effective in reducing the Company’s interest rate risk exposure in order to qualify for hedge accounting. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income for each period until the derivative financial instrument matures or is settled. Any derivative financial instrument used for risk management that does not meet the hedging criteria is marked-to-market with the changes in value included in net income. The Company has not entered into, and does not plan to enter into, derivative financial instruments for trading or speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. On January 20, 2010, the Company paid approximately $5.5 million to terminate interest rate swaps applicable to the financing for its development joint venture project in Stroudsburg, Pennsylvania.
As of December 31, 2010, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of December 31, 2010, if a counterparty were to default, the Company would receive a net interest benefit. At December 31, 2010, the Company had approximately $20.1 million of mortgage loans payable subject to interest rate swaps. Such interest rate swaps converted LIBOR-based variable rates to fixed annual rates of 5.4% and 6.5% per annum. At that date, the Company had accrued liabilities of $1.6 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to existing mortgage loans payable. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
The following is a summary of the derivative financial instruments held by the Company at December 31, 2010 and 2009:

			Notional values				Balance	Fair value
Designation/			December 31,		December 31,	Expiration	sheet	December 31,	December 31,
Cash flow	Derivative	Count	2010	Count	2009	dates	location	2010	2009
Non-qualifying	Interest	—	$—	1	$23,891,000	2011	Accounts payable and	$—	$1,297,000

Qualifying	rate swaps	2	$20,094,000	8	$56,925,000	2010 - 2020	accrued expenses	$1,642,000	$4,655,000

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for 2010, 2009 and 2008, respectively:

		Amount of gain (loss) recognized in other
		comprehensive (loss) income (effective portion)
Designation/		Years ended December 31,
Cash flow	Derivative	2010	2009	2008

Non-qualifying	Interest rate	$—	$106,000	$—

Qualifying	swaps	$(414,000)	$4,237,000	$(7,785,000)

The above table does not include amortization and adjustments related to the terminated Strousburg swap.

		Amount of gain (loss) recognized in interest expense
		(ineffectve portion)

Non-qualifying	Interest rate	$—	$107,000	$—

Qualifying	swaps	$—	$67,000	$(223,000)

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Limited Partners Interest In Operating Partnership (Mezz OP Units)
The Company follows the accounting guidance related to noncontrolling interests in consolidated financial statements, which clarifies that a noncontrolling interest in a subsidiary (minority interests or certain limited partners’ interest, in the case of the Company), subject to the classification and measurement of redeemable securities, is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. The guidance requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests, eliminating the past practice of reporting these amounts as an adjustment in arriving at consolidated net income. The Company classifies the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate (certain non-controlling interests of the Company are classified in the mezzanine section of the balance sheet (the “Mezz OP Units”) as such Mezz OP Units do not meet the requirements for equity classification, since certain of the holders of OP Units have registration rights that provide such holders with the right to demand registration under the federal securities laws of the common stock of the Company issuable upon conversion of such OP Units). The Company adjusts the carrying value of the Mezz OP Units each period to equal the greater of its historical carrying value or its redemption value. Through December 31, 2010, there have been no cumulative net adjustments recorded to the carrying amounts of the Mezz OP Units.
Included below is a roll forward analysis of the activity relating to the Mezz OP Units:

	2010	2009
Balance at beginning of period	$12,638,000	$14,257,000

Net loss	(640,000)	(551,000)
Unrealized (loss) gain on change in fair value of cash flow hedges	(18,000)	117,000

Total other comprehensive loss	(658,000)	(434,000)

Distributions	(266,000)	(247,000)
Redemption and reallocations of OP Units	(4,661,000)	(938,000)

Balance, December 31	$7,053,000	$12,638,000

Earnings/Dividends Per Share
Basic earnings per share (“EPS”) is computed by dividing net (loss) income attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period (including restricted shares and shares held by Rabbi Trusts as these are participating securities). Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The calculation of the number of such additional shares related to the warrants issued to RioCan prior to exercise was 19,000 for 2010; however such amount was anti-dilutive as the Company reported a net loss for that year. The calculation of the number of such additional shares related to the RioCan and other warrants and stock options was anti-dilutive for 2009 and 2008. Fully-dilutive EPS was the same as basic EPS for all periods.
Dividends to common shareholders in 2010, 2009 and 2008 were $17,749,000 ($0.2700 per share), $9,742,000 ($0.2025 per share), and $40,027,000 ($0.9000 per share), respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
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
In October 2006, the Company issued 35,000 shares of common stock as performance-based grants, which were to vest if the total annual return on an investment in the Company’s common stock (“TSR”) over the three-year period ended December 31, 2008 was equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $12.07 per share, compared to a market price at the date of grant of $16.49 per share. With respect to the awards granted in 2006, the Company did not attain an average 8% TSR for such three-year period as provided by the Incentive Plan for vesting. However, the Compensation Committee of the Company’s Board of Directors took into account (1) that factors outside of the Company’s control resulted in the failure to achieve the requisite return, and (2) that the Company had outperformed its peer group during such three-year period. Accordingly, the Committee believed that it was appropriate to vest some of the awards and allowed 40% of the awards, or an aggregate of 14,000 shares, to vest. The decision had no impact on the Company’s results of operations.
In February 2007, the Company issued 37,000 shares of common stock as performance-based grants, which were to vest if the TSR over the three-year period ended December 31, 2009 was equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the performance-based shares to be $10.09 per share, compared to a market price at the date of grant of $16.45 per share. With respect to the awards granted in 2007, the Company did not attain an average 8% TSR for such three-year period as provided by the Incentive Plan for vesting and, accordingly, none of these shares vested.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
In January 2008 and June 2008, the Company issued 53,000 shares and 7,000 shares of common stock, respectively, as performance-based grants, which were to vest if the TSR over the three-year period ended December 31, 2010 was equal to, or greater than, an average of 8% per year. The independent appraisal determined the value of the January 2008 performance-based shares to be $6.05 per share, compared to a market price at the date of grant of $10.07 per share; similar methodology determined the value of the June 2008 performance-based shares to be $10.31 per share, compared to a market price at the date of grant of $12.13 per share. With respect to the awards granted in 2008, the Company did not attain an average 8% TSR for such three-year period as provided by the Incentive Plan for vesting and, accordingly, none of these shares vested.
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
In January 2010, the Company issued 227,000 shares of common stock as performance-based grants. As modified in September 2010, one-half of these amounts will vest upon the satisfaction of the following conditions: (a) if the TSR on the Company’s common stock is at least an average of 6% per year for the three years ending December 31, 2012, and (b) if there is a positive comparison of TSR on the Company’s common stock to the median of the TSR for the Company’s peer group for the three years ending December 31, 2012. The independent appraisal determined the values of the category (a) and (b) performance-based shares to be $4.56 per share and $6.00 per share, respectively, compared to a market price at the date of grant of $6.70 per share. In September 2010, the Company issued 3,000 shares of performance-based grants which will vest the same as the January 2010 grants. The Company has valued these shares at the market price of $6.17 per share on the date of grant.
The additional restricted shares issued during 2010, 2009 and 2008 were time-based grants, and amounted to 279,000 shares, 397,000 shares and 187,000 shares, respectively. The value of all grants is being amortized on a straight-line basis over the respective vesting periods (irrespective of achievement of the performance grants) adjusted, as applicable, for fluctuations in the market value of the Company’s common stock and forfeiture assumptions. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet. The following table sets forth certain stock-based compensation information for 2010, 2009 and 2008, respectively:

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

	Years ended December 31,
	2010	2009	2008
Restricted share grants	509,000	615,000	247,000
Average per-share grant price	$6.54	$4.95	$9.39
Recorded as deferred compensation, net	$3,267,000	$3,032,000	$2,306,000

Charged to operations:
Amortization relating to stock-based compensation	$3,260,000	$2,921,000	$2,389,000
Adjustments to reflect changes in market price of Company’s common stock	(281,000)	(488,000)	(1,290,000)

Total charged to operations	$2,979,000	$2,433,000	$1,099,000

Non-vested shares:
Non-vested, beginning of period	980,000	508,000	380,000
Grants	509,000	615,000	247,000
Vested during period	(148,000)	(104,000)	(97,000)
Forfeitures/cancellations	(61,000)	(39,000)	(22,000)

Non-vested, end of period	1,280,000	980,000	508,000

Average value of non-vested shares (based on grant price)	$6.28	$7.54	$12.27

Weighted average price of the awards forfeited	$6.58	$9.99	$12.02

Value of shares vested during the period (based on grant price)	$2,282,000	$1,496,000	$1,365,000

At December 31, 2010, 1.1 million shares remained available for grants pursuant to the Incentive Plan, and $2.9 million remained as deferred compensation, to be amortized over various periods ending in September 2013.
During 2001, pursuant to the 1998 Stock Option Plan (the “Option Plan”), the Company granted to the then directors options to purchase an aggregate of approximately 13,000 shares of common stock at $10.50 per share, the market value of the Company’s common stock on the date of the grant. The options are fully exercisable and expire on July 11, 2011. In connection with the adoption of the Incentive Plan, the Company agreed that it would not grant any more options under the Option Plan.
In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a then minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution adjustments, are fully vested, and expire on May 31, 2012.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
401(k) Retirement Plan
The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $266,000, $248,000 and $243,000 in 2010, 2009 and 2008, respectively.
Supplemental consolidated statement of cash flows information

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

	Years ended December 31,
	2010	2009	2008
Supplemental disclosure of cash activities:
Interest paid	$46,247,000	$50,413,000	49,006,000

Supplemental disclosure of non-cash activities:
Additions to deferred compensation plans	3,267,000	3,032,000	2,306,000
Assumption of mortgage loans payable — acquisitions	(12,967,000)	(54,565,000)	(34,631,000)
Assumption of mortgage loans payable — disposition	12,358,000	9,932,000	—
Conversion of OP Units into common stock	403,000	131,000	68,000
Issuance of warrants	—	1,643,000	—
Issuance of non-interest bearing purchase money mortgage (b)	—	—	(13,851,000)
Assumption of interest rate swap liabilities	—	—	(2,288,000)
Purchase accounting allocations:
Intangible lease liabilities	(2,600,000)	(3,215,000)	(4,636,000)
Intangible lease assets	—	7,057,000	10,301,000
Net valuation decrease in assumed mortgage loan payable (a)	—	1,649,000	143,000
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	(1,166,000)	4,638,000	(8,206,000)
Accrued real estate improvement costs	(2,849,000)	(7,868,000)	8,407,000
Accrued construction escrows	(373,000)	(1,006,000)	(479,000)
Accrued financing costs and other	(763,000)	(22,000)	(26,000)
Capitalization of deferred financing costs	652,000	1,486,000	988,000

Deconsolidation of properties transferred to joint venture:
Real estate, net	139,743,000	42,829,000	—
Mortgage loans payable	(94,018,000)	—	—
Other assets/liabilties, net	(3,574,000)	1,277,000	—
Investment in and advances to unconsolidated joint venture	9,423,000	8,610,000	—

(a)	The net valuation decrease in an assumed mortgage loan payable resulted from adjusting the contract rate of interest (4.9% per annum) to a market rate of interest (6.1% per annum).

(b)
A $14,575,000 non-interest bearing mortgage was issued in connection with a purchase of land, and was valued at a net amount of $13,851,000. This reflected a valuation decrease of $724,000 to a market rate of 9.25% per annum.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Recently-Issued Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. This guidance was effective for interim and annual reporting periods beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward, which is required for annual reporting periods beginning after December 15, 2010, and for the respective interim periods within those years. The adoption of that portion of the guidance that became effective on January 1, 2010 did not have a material effect on the consolidated financial statements; the Company does not expect the adoption of that portion of the guidance which becomes effective on January 1, 2011 to have a material effect on the consolidated financial statements.
Note 3. Real Estate/Discontinued Operations/Investment in Cedar/RioCan Joint Venture
Real estate at December 31, 2010 and 2009 is comprised of the following:

	Years ended December 31,
	2010	2009
Cost
Balance, beginning of year (a)	$1,555,638,000	$1,422,563,000
Properties acquired	13,375,000	73,152,000
Improvements and betterments	23,207,000	66,070,000
Write-off of fully-depreciated assets	(910,000)	(6,147,000)

Balance, end of the year	$1,591,310,000	$1,555,638,000

Accumulated depreciation
Balance, beginning of the year (a)	$(151,144,000)	$(114,516,000)
Depreciation expense	(39,227,000)	(42,775,000)
Write-off of fully-depreciated assets	910,000	6,147,000

Balance, end of the year	$(189,461,000)	$(151,144,000)

Net book value	$1,401,849,000	$1,404,494,000

(a)	Restated to reflect the reclassifications of properties treated as discontinued operations
Real estate net book value at December 31, 2010 and 2009 included projects under development and land held for expansion and/or future development of $73.9 million and $128.7 million, respectively.
Wholly-owned properties
On October 19, 2010, the Company acquired a single-tenant office property adjacent to the Company’s 76.3%-owned joint venture property in Philadelphia, Pennsylvania (with the same tenant). The closing required cash of approximately $2.5 million (principally the funding of lender escrows) and the assumption of a $13.0 million first mortgage loan, bearing interest at 6.5% per annum and maturing in 2012.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
At December 31, 2010, a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the secured revolving credit facilities, as follows:

Net book
Description	value

Collateral for mortgage loans payable	$935,795,000
Collateral for revolving credit facilities	453,252,000
Unencumbered properties	12,802,000

Total	$1,401,849,000

Discontinued operations
During 2010 and 2009, the Company sold, or has treated as “held for sale”, 28 of its properties (including a number of drug store/convenience centers). The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable, have been reclassified as “held for sale” on the Company’s consolidated balance sheets at December 31, 2010 and 2009. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
The following table summarizes information relating to the Company’s properties which were sold, or treated as “held for sale”, during 2010 and 2009:

				Mortgage loans payable
		Property carrying value		Maturity	Int.	Financial statement carrying value
Property Description	State	Dec. 31, 2010	Dec. 31, 2009	date	rate	Dec. 31, 2010	Dec. 31, 2009

Centerville Discount Drug Mart Plaza	OH	$2,481,000	$5,955,000	May 2015	5.2%	$2,743,000	$2,794,000
Clyde Discount Drug Mart Plaza	OH	2,287,000	3,533,000	May 2015	5.2%	1,903,000	1,939,000
Columbia Mall	PA	10,774,000	19,437,000	—	—	—	—
Enon Discount Drug Mart Plaza	OH	4,598,000	5,224,000	—	—	—	—
Fairfield Plaza	CT	10,150,000	10,463,000	July 2015	5.0%	5,009,000	5,106,000
FirstMerit Bank at Cuyahoga Falls	OH	569,000	1,415,000	—	—	—	—
Gahanna Discount Drug Mart Plaza	OH	7,103,000	7,879,000	Nov 2016	5.8%	4,924,000	4,998,000
Grove City Discount Drug Mart Plaza	OH	2,911,000	5,897,000	—	—	—	—
Hilliard Discount Drug Mart Plaza	OH	2,627,000	5,968,000	—	—	—	—
Hills & Dales Discount Drug Mart Plaza	OH	3,263,000	3,640,000	—	—	—	—
Lodi Discount Drug Mart Plaza	OH	2,550,000	3,668,000	May 2015	5.2%	2,319,000	2,363,000
Mason Discount Drug Mart Plaza	OH	4,499,000	8,832,000	—	—	—	—
Ontario Discount Drug Mart Plaza	OH	2,534,000	3,962,000	May 2015	5.2%	2,141,000	2,181,000
Pickerington Discount Drug Mart Plaza	OH	3,532,000	6,379,000	Jul 2015	5.0%	4,072,000	4,150,000
Polaris Discount Drug Mart Plaza	OH	4,640,000	6,041,000	May 2015	5.2%	4,369,000	4,451,000
Shelby Discount Drug Mart Plaza	OH	1,925,000	3,469,000	May 2015	5.2%	2,141,000	2,181,000
Westlake Discount Drug Mart Plaza	OH	1,667,000	4,707,000	Dec 2016	5.6%	3,165,000	3,215,000
Carrolton Discount Drug Mart Plaza	OH	—	3,254,000	Dec 2016	5.6%	—	2,343,000
CVS Westfield (a)	NY	—	—	—	—	—	—
Dover Discount Drug Mart Plaza (a)	OH	—	—	—	—	—	—
Family Dollar at Zanesville	OH	—	368,000	—	—	—	—
Gabriel Brothers Plaza (a)	OH	—	—	—	—	—	—
Hudson Discount Drug Mart Plaza (a)	OH	—	—	—	—	—	—
Long Reach Village	MD	—	9,414,000	Mar 2014	5.7%	—	4,690,000
McDonalds/Waffle House at Medina (a)	OH	—	—	—	—	—	—
Pondside Plaza	NY	—	1,471,000	May 2015	5.6%	—	1,157,000
Powell Discount Drug Mart Plaza	OH	—	5,024,000	May 2015	5.2%	—	4,265,000
Staples at Oswego (a)	NY	—	—	—	—	—	—

		68,110,000	126,000,000			32,786,000	45,833,000
Development Land Parcel	PA	1,849,000	1,849,000	—	—	—	—

		$69,959,000	$127,849,000			$32,786,000	$45,833,000

(a)	Properties were sold during 2009, therefore there was no property carrying value as of December 31, 2009

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
During the recent volatile economic environment, which commenced in 2008, the Company’s properties in Ohio, principally drugstore-anchored centers, were disproportionately impacted, relative to the Company’s other properties, by continuing unemployment and adverse economic conditions attributable in large part to the decline in automobile production and sales which, in turn, resulted in factory closings and/or downsizing. This has resulted in disproportionately larger vacancies at those properties. As a result of unemployment and reduction in spending at these properties, as well as the challenges in maintaining viable tenancies in those areas, the Company has developed a strategy to dispose of these and several other properties. Accordingly, in connection with the properties which were reclassified to “held for sale”, the Company recorded impairment charges of $39.5 million and $3.6 million in 2010 and 2009, respectively. Such charges were based on a comparison of the carrying values of the properties with either (1) the actual sales price less costs to sell for the properties sold or contract amounts for properties in the process of being sold (all based on arms-length negotiations), or (2) estimated sales prices based on discounted cash flow analyses and/or appraisals if no contract amounts were as yet being negotiated, as discussed in more detail in Note 2.
Prior to the Company’s plan to dispose of the assets that were reclassified to “held for sale” in 2010, the Company performed recoverability analyses based on the estimated cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each asset reflected that the carrying value of each real estate investment would be recovered. However, as a result of the assets’ meeting the “held for sale” criteria in 2010, such assets were written down to their estimated fair value as described above. It is the Company’s current plan to dispose of these assets during 2011.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
The following is a summary of the results of operations from discontinued operations for 2010, 2009 and 2008:

	Year ended December 31,
	2010	2009	2008
Revenues:
Rents	$9,152,000	$12,881,000	$14,192,000
Expense recoveries	2,717,000	3,814,000	4,015,000
Other	—	56,000	59,000

Total revenues	11,869,000	16,751,000	18,266,000

Expenses:
Operating, maintenance and management	3,929,000	4,774,000	4,382,000
Real estate and other property-related taxes	2,083,000	2,795,000	2,250,000
Depreciation and amortization	4,165,000	5,264,000	5,151,000
Interest expense	2,083,000	3,020,000	2,936,000

	12,260,000	15,853,000	14,719,000

(Loss) income from discontinued operations before impairment charges	(391,000)	898,000	3,547,000
Impairment charges	39,527,000	3,559,000	—

(Loss) income from discontinued operations	$(39,918,000)	$(2,661,000)	$3,547,000

Gains on sale of discontinued operations	$170,000	$557,000	$—

Joint Venture Activities
RioCan. The Company and RioCan have entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties previously owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas, in the same joint venture format. The transfers of the initial seven properties, which commenced in December 2009, were completed in May 2010. The 2010 property transfers resulted in net proceeds to the Company of approximately $31.0 million, all of which were used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities. The 2009 property transfers resulted in net proceeds to the Company of approximately $32.1 million, of which a repayment of $25.9 million was required under the Company’s secured revolving development property credit facility. Five of the initial seven properties were subject to mortgage loans payable aggregating approximately $94.0 million. In connection with the transfers of the seven properties to the joint venture and the RioCan private placement transactions, the Company

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
has received aggregate net proceeds of approximately $102 million, after closing and transaction costs, which have been used to repay/reduce the outstanding balances under the Company’s secured revolving credit facilities. In connection with these transactions, the Company incurred costs and fees of approximately $6.0 million, including fees to the Company’s investment advisor ($3.5 million), the value assigned to the warrants issued to RioCan (approximately $1.6 million), and other costs and expenses aggregating $0.9 million. At December 31, 2010, the Company was owed approximately $6.0 million ($3.5 million related to contingent consideration) relating to post-closing adjustments applicable to properties transferred to or acquired by the joint venture. In connection with the formation of the joint venture and the agreement to transfer the seven properties which were reclassified to “held for sale”, the Company recorded impairment charges of $2.5 million and $23.6 million in 2010 and 2009, respectively. Such charges were based on a comparison of the arms-length negotiated transfer amounts set forth in the contract with the carrying values of the properties transferred.
During 2010 and 2009, respectively, the Company earned approximately $3.6 million and $8,000 in fees from the joint venture, comprised of accounting fees, property management fees, acquisition fees and financing fees. Such fees are included in other revenues in the accompanying statements of operations. In addition, the Company paid fees to its investment advisor of approximately $2.7 million representing 1% of the gross cost of certain acquisitions made by the joint venture, which are included in transaction costs in the accompanying statements of operations.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
The following table summarizes information relating to the Cedar/RioCan joint venture properties as of December 31, 2010:

		Date of		Transfer
		transfer		or	Mortgage
		or		purchase	Loans	Int.
Property Description	State	acquisition		price	Payable (b)	rate

Blue Mountain Commons	PA	12/10/2009	(a)	$32,150,000	$17,500,000	5.0%
Columbus Crossing	PA	2/23/2010	(a)	24,538,000	16,880,000	6.8%
Creekview Plaza	PA	9/29/2010		26,240,000	14,432,000	4.8%
Cross Keys Place	NJ	10/13/2010		26,336,000	14,600,000	5.1%
Exeter Commons	PA	8/3/2010		53,000,000	30,000,000	5.3%
Franklin Village Plaza	MA	2/4/2010	(a)	54,656,000	43,500,000	4.8%
Gettysburg Marketplace	PA	10/21/2010		19,850,000	10,918,000	5.0%
Loyal Plaza	PA	5/26/2010	(a)	26,950,000	12,615,000	7.2%
Marlboro Crossroads	MD	10/21/2010		12,500,000	6,875,000	5.1%
Monroe Marketplace	PA	9/29/2010		41,990,000	23,095,000	4.8%
Montville Commons	CT	9/29/2010	(c)	18,900,000	—	—
New River Valley	VA	9/29/2010		27,970,000	15,163,000	4.8%
Northland Center	PA	10/21/2010		10,248,000	6,298,000	5.0%
Pitney Road Plaza	PA	9/29/2010		11,060,000	6,083,000	4.8%
Shaw’s Plaza	MA	4/27/2010	(a)	20,363,000	14,200,000	6.0%
Stop & Shop Plaza	CT	4/27/2010	(a)	8,974,000	7,000,000	6.2%
Sunset Crossing	PA	12/10/2009	(a)	9,850,000	4,500,000	5.0%
Sunrise Plaza	NJ	9/29/2010		26,460,000	13,728,000	4.8%
Town Square Plaza	PA	1/26/2010		18,854,000	11,000,000	5.0%
Towne Crossings	VA	10/21/2010		19,000,000	10,450,000	5.0%
York Marketplace	PA	10/21/2010		29,200,000	16,060,000	5.0%

				$519,089,000	$294,897,000

(a)	Initial seven properties previously owned by the Company that were transferred to the Cedar/RioCan joint venture.

(b)	Mortgage loans payable represent either (i) the outstanding balance at the date of transfer or (ii) the loan amount on the date of borrowing, excluding any mortgage discount.

(c)	Subsequent to year end the Company obtained a $10.5 million mortgage loan payable

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
The following summarizes certain financial information related to the Company’s investment in the Cedar/RioCan unconsolidated joint venture at December 31, 2010 and 2009, respectively, and for the years ended December 31, 2010 and 2009:

	Cedar/RioCan Joint Venture
	December 31,
	2010	2009

Assets:
Real estate, net	$524,447,000	$41,158,000
Cash and cash equivalents	5,934,000	404,000
Restricted cash	4,464,000	812,000
Rent and other receivables	2,074,000	274,000
Straight-line rent	1,000,000	17,000
Deferred charges, net	13,269,000	800,000
Other assets	8,514,000	70,000

Total assets	$559,702,000	$43,535,000

Liabilities and partners’ capital:
Mortgage loans payable	$293,400,000	$—
Due to the Company	6,036,000	2,322,000
Unamortized lease liability	24,573,000	1,000
Other liabilities	7,738,000	344,000

Preferred stock	97,000	—

Partners’ capital:
RioCan	181,239,000	32,230,000
The Company	46,619,000	8,638,000

Total partners’ capital	227,858,000	40,868,000

Total liabilties and partners’ capital	$559,702,000	$43,535,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010

	Year ended December 31,
	2010	2009

Statements of operations:
Revenues	$30,194,000	$282,000
Property operating and other expenses	2,636,000	57,000
Management fees to the Company	973,000	8,000
Real estate taxes	3,286,000	10,000
Acquisition transaction costs (a)	7,119,000	—
General and administrative	622,000	—
Depreciation and amortization	9,523,000	71,000
Interest and other non-operating expenses, net	7,903,000	—

Net (loss) income	$(1,868,000)	$136,000

RioCan	(1,493,000)	109,000
The Company	(375,000)	27,000

	$(1,868,000)	$136,000

(a)
Includes $2.8 million paid to former owners of certain acquired properties representing the values assigned for the post-closing leasing of vacant spaces in excess of the fair value amounts estimated at closing.

Cedar/RioCan Joint Venture Mortgage loans payable
The joint venture’s property-specific mortgage loans payable aggregated $293.4 million at December 31, 2010, are collateralized by substantially all of the joint venture’s real estate, and bear interest at rates ranging from 4.8% to 7.2% per annum.
Scheduled principal payments on mortgage loans payable at December 31, 2010, due on various dates ranging from June 2011 to August 2020, are as follows:

2011	$58,746,000
2012	3,442,000
2013	3,648,000
2014	33,351,000
2015	100,095,000
Thereafter	94,118,000

$293,400,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Cedar/RioCan Joint Venture Secured Revolving Credit Facility
On November 15, 2010, the joint venture closed a secured revolving credit facility with TD Bank, National Association as administrative agent and Royal Bank of Canada as syndication agent, with total commitments aggregating $50.0 million. The principal terms of the facility include (i) an availability based primarily on appraisals with a 50% advance rate, (ii) an interest rate based on (a) LIBOR plus 300 basis points (“bps”) with a 100 bps floor, or (b) the prime rate, as defined, plus 200 bps, (iii) an unused portion fee of 50 bps, and (iv) a leverage ratio limited to 65%. The facility will expire on November 15, 2012, subject to a one-year extension option. In connection with the closing of the facility, the joint venture paid participating lender fees of approximately $0.6 million.
As the joint venture has not pledged any properties as collateral under the facility, there were no amounts outstanding and no amounts available for borrowing at December 31, 2010. The facility may be used to fund acquisitions, capital expenditures, mortgage repayments, partnership distributions, working capital and other general partnership purposes. The facility is subject to customary financial covenants, including limits on leverage, and other financial statement ratios. As of December 31, 2010, the joint venture was in compliance with the financial covenants and financial statement ratios required by the terms of the facility.
Other 2009 Transactions
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
December 31, 2010
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
Pro Forma Financial Information (unaudited)
During the period January 1, 2009 through December 31, 2010, the Company acquired two shopping centers aggregating approximately 522,000 square foot of GLA, and acquired a single-tenant office property aggregating approximately 206,000 square foot of GLA. In addition, the Company placed into service four ground-up developments having an aggregate cost of approximately $152.8 million. The Company sold or held for sale 28 properties (including a number of drug store/convenience centers) aggregating approximately 1.5 million square foot of GLA for aggregate sales prices of approximately $99.6 million. The following table summarizes, on an unaudited pro forma basis, the combined results of operations of the Company for 2010 and 2009, respectively, as if all of these property acquisitions and sales were completed as of January 1, 2009. This unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had all the above occurred as of January 1, 2009, nor does it purport to predict the results of operations for future periods.

	Years ended December 31,
	2010	2009

Revenues	$158,692,000	$171,632,000
Net loss attributable to common shareholders	$(12,918,000)	$(20,538,000)

Per common share	$(0.20)	$(0.44)

Weighted average number of common shares outstanding	63,843,000	46,234,000

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Note 4. Rentals Under Operating Leases
Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2010 are approximately as follows (excluding those base rents applicable to properties treated as discontinued operations):

2011	$129,596,000
2012	121,371,000
2013	113,294,000
2014	101,064,000
2015	87,977,000
Thereafter	490,204,000

$1,043,506,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such additional revenue amounts aggregated approximately $31.3 million, $33.2 million and $30.0 million for 2010, 2009 and 2008, respectively. In addition, such amounts do not include amortization of intangible lease liabilities.
Note 5. Mortgage Loans Payable and Secured Revolving Credit Facilities
Secured debt is comprised of the following at December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages (a)	$591,162,000	5.8%	5.0% - 7.6%	$572,730,000	5.8%	5.0% - 8.5%
Variable-rate mortgages	83,568,000	4.1%	2.5% and 5.9%	82,181,000	3.4%	2.5% and 5.9%

Total property-specific mortgages	674,730,000	5.6%		654,911,000	5.6%
Stabilized property credit facility	29,535,000	5.5%		187,985,000	5.5%
Development property credit facility	103,062,000	2.5%		69,700,000	2.5%

	$807,327,000	5.2%		$912,596,000	5.3%

Fixed-rate mortgages related to:
Real estate transferred or to be transferred to a joint venture	$—	—	n/a	$94,018,000	5.8%	4.8% - 7.2%

Real estate held for sale — discontinued operations	$32,786,000	5.3%	5.0% - 5.8%	$45,833,000	5.3%	5.0% - 5.8%

(a)	Restated to reflect the reclassifications of properties treated as discontinued operations.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Mortgage loans payable
Mortgage loan activity for 2010 and 2009 is summarized as follows:

	Years ended December 31,
	2010	2009
Balance, beginning of year (a)	$654,911,000	$575,002,000
New mortgage borrowings	26,984,000	43,950,000
Acquisition debt assumed (b)	12,967,000	52,963,000
Repayments	(20,132,000)	(17,004,000)

Balance, end of the year	$674,730,000	$654,911,000

(a)	Restated to reflect the reclassifications of properties treated as discontinued operations

(b)	Includes net reductions of $0.0 million and $1.6 million, respectively, relating to purchase accounting allocations.
During October 2010, the Company assumed a $13.0 million fixed-rate mortgage loan payable in connection with an acquisition, with an interest rate of 6.5% per annum. The principal amount and rate of interest represent the fair value at the date of acquisition. The Company also completed a $10.6 million fixed-rate mortgage loan payable on a previously unencumbered property, with an interest rate of 5.5% per annum. The property was previously included in the collateral pool for the Company’s secured revolving stabilized property credit facility. In addition, the Company refinanced three properties in 2010. The new fixed-rate mortgage loans payable, aggregated $15.0 million, and bear interest at a weighted average of 6.2% per annum.
During 2009, the Company assumed $53.0 million of fixed-rate mortgage loans payable in connection with acquisitions, with interest rates of 6.1% and 6.2% per annum, with an average of 6.2% per annum. These principal amounts and rates of interest represent the fair values at the respective dates of acquisition. The stated contract amounts were $27.4 million and $27.2 million at the respective dates of acquisition, bearing interest at rates of 4.9% and 6.2% per annum, with an average of 5.5% per annum. In addition, the Company refinanced one property that had collateralized the secured revolving stabilized property credit facility. The new fixed-rate mortgage, aggregating $17.0 million, bears interest at 6.8% per annum. The Company used the mortgage proceeds to reduce the balance outstanding under the secured revolving stabilized property credit facility.
Included in variable-rate mortgages is the Company’s $70.7 million construction facility (as amended on November 3, 2010) with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture development property in Pottsgrove, Pennsylvania as collateral for borrowings thereunder. The facility is guaranteed by the Company and will expire in September 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 325 bps, or the agent bank’s prime rate. Borrowings outstanding under the facility aggregated $62.6 million at December 31, 2010, and such borrowings bore interest at an average rate of 3.5% per annum. As of December 31, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the construction facility.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Secured Revolving Stabilized Property Credit Facility
In November 2009, the Company closed an amended and restated secured revolving stabilized property credit facility with Bank of America, N.A. as administrative agent, together with three other lead lenders and other participating banks. On September 13, 2010, the Company elected to reduce the total commitments under the facility from $285.0 million to $185.0 million. In connection with the reduction of the total commitments under the facility, the Company accelerated the write-off of deferred financing costs of approximately $2.6 million. The facility is expandable to $400 million, subject principally to acceptable collateral and the availability of additional lender commitments, and will expire on January 31, 2012, subject to a one-year extension option. The principal terms of the facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5%, and (iv) an unused portion fee of 50 bps.
Borrowings outstanding under the facility aggregated $29.5 million at December 31, 2010. Such borrowings bore interest at 5.5% per annum, and the Company had pledged 31 of its shopping center properties as collateral for such borrowings, including six properties which are being treated as “real estate held for sale” during 2010.
The secured revolving stabilized property credit facility has been, and will be, used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of December 31, 2010, the Company was permitted to draw up to approximately $140.2 million, of which approximately $110.7 million remained available as of that date. As of December 31, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving stabilized property credit facility.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Secured Revolving Development Property Credit Facility
The Company has a $150 million secured revolving development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject principally to acceptable collateral and the availability of additional lender commitments, and will expire in June 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been, and will be, used to fund in part the Company’s and certain consolidated joint ventures’ development activities. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $103.1 million at December 31, 2010; such borrowings bore interest at an average rate of 2.5% per annum. As of December 31, 2010, the Company was in compliance with the financial covenants and financial statement ratios required by the terms of the secured revolving development property credit facility.
Scheduled Principal Payments
Scheduled principal payments on mortgage loans payable and secured revolving credit facilities at December 31, 2010, due on various dates from 2011 to 2029, are as follows:

2011	195,352,000	(a)
2012	81,581,000	(b)
2013	63,830,000
2014	119,189,000
2015	103,786,000
Thereafter	243,589,000

	$807,327,000

(a)	Include $103.1 million and $62.6 million subject to one-year extension options.

(b)	Includes $29.5 million subject to a one-year extension option.
Note 6. Preferred and Common Stock
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
The Company has a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock aggregating up to $45 million over a commitment period ending in September 2011. Under the terms of the SEPA Agreement, the Company may sell, from time to time, shares of its common stock at a discount to market of 1.75%. The amount of these daily sales is generally limited to the lesser of 20% of the average daily trading volume or $1.0 million. In connection with these sales transactions, the Company agreed to pay an investment advisor a 0.75% placement agent fee. In addition, the Company may require the investment company to advance from time to time up to $5.0 million; provided, however, that the Company may only request these larger advances approximately once a month. With respect to such advances, the common stock sales are at a discount to market of 2.75% and the placement agent fee is 1.25%. As the Company has a conditional obligation to issue a variable number of shares of its common stock, advances are initially recorded as a liability, and as shares are sold on a daily basis and the advance is settled, such liability is reflected in equity. At December 31, 2009, there was an unsettled advance liability of $5.0 million, which was included in accounts payable and accrued liabilities on the consolidated balance sheet. Such advance was settled in January and February 2010 by the sale of 718,000 shares of the Company’s common stock at an average selling price of $6.97 per share. Through December 31, 2010, an additional 667,000 shares had been sold pursuant to the SEPA Agreement, at an average price of $7.52 per share, and the Company realized net proceeds, after allocation of issuance expenses, of approximately $4.9 million.
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
On February 5, 2010, the Company filed a registration statement with the Securities and Exchange Commission for up to 5,000,000 shares of the Company’s common stock under the Company’s Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”). The DRIP offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock at 98% of their market value. The Board of Directors of the Company has approved an amendment to the DRIP to have all stock purchased at 100% of their market value. This amendment is expected to become effective promptly after the filing of this Form 10-K. Through December 31, 2010, the Company issued approximately 1,451,000 shares of its common stock at an average price of $5.79 per share and realized proceeds after expenses of approximately $8.2 million. During January, February and March 2011, the Company issued an additional approximate 471,000 shares of its common stock at an average of $6.02 per share and realized net proceeds of approximately $2.8 million.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
In connection with a litigation settlement in April 2010 in the Company’s favor, the Company received a cash payment of $750,000. In addition, the defendants acquired 94,000 shares of the Company’s common stock at an average price of $8.01 per share from which the Company realized net proceeds of an additional $750,000.
On August 25, 2010, the Company concluded a public offering of 2,850,000 shares of its 8-7/8% Series A Cumulative Redeemable preferred stock at $24.50 per share, and realized net proceeds, after offering expenses, of approximately $67.4 million. In connection with the sale, the Company’s investment advisor received an underwriter’s discount of approximately $2.4 million. The Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option at a price of $25.00 per share, plus accrued and unpaid distributions.
During 2010, the Company, at its option, elected to redeem approximately 552,000 OP Units that had been offered for conversion by the holders thereof, for an aggregate purchase price of approximately $3.4 million. Such OP Units had been issued to certain members of the group from which the Company had acquired the major portion of its Ohio drug store/convenience center properties.
During 2001, pursuant to the 1998 Stock Option Plan (the “Option Plan”), the Company granted to the then directors options to purchase an aggregate of approximately 13,000 shares of common stock at $10.50 per share, the market value of the Company’s common stock on the date of the grant. The options are fully exercisable and will expire on July 11, 2011. In connection with the adoption of the Incentive Plan, the Company agreed that it would not grant any more options under the Option Plan.
In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a then minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution adjustments, are fully vested, and will expire on May 31, 2012.
Note 7. Commitments and Contingencies
With respect to the Company’s 20% joint-venture interest in nine properties in partnership with affiliates of Homburg Invest Inc. (“HII”), the terms of the partnership agreements include buy/sell provisions with respect to equity ownership interests which can be exercised by either party. The buy/sell provisions allow either party to provide notice that it intends to purchase the non-initiating party’s interest at a specific price premised on a value for the entire venture. The non-initiating party may either accept that offer or instead may reject that offer and become the purchaser of the initiating party’s interest at the initially offered price. On February 15, 2011, HII exercised its buy/sell option (see “Subsequent Events” below).

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
With respect to the Company’s 20% joint-venture interest in the properties transferred to the RioCan joint venture, the terms of the partnership agreements include buy/sell provisions with respect to equity ownership interests which can be exercised by either party during the period ending in December 2012 or upon certain change-of-control circumstances. The buy/sell provisions allow either party to provide notice that it intends to purchase the non-initiating party’s interest at a specific price premised on a value for the entire venture. The non-initiating party may either accept that offer or instead may reject that offer and become the purchaser of the initiating party’s interest at the initially offered price.
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
The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, which it leased from a partnership owned 43.6% by the Company’s Chairman. The terms of the lease, as amended, will expire in February 2020. Future minimum rents payable under the terms of the lease, as amended, amount to $545,000, $560,000, $575,000, $591,000, $608,000 and $2.7 million during the years 2011 through 2015, and thereafter, respectively. In addition, several of the Company’s properties and portions of several others are owned subject to ground leases which provide for annual payments subject, in certain cases, to cost-of-living or fair market value adjustments, through 2015, as follows: 2011 - $668,000, 2012 — $659,000, 2013 — $659,000, 2014 — $659,000, 2015 — $661,000 and thereafter — $17.6 million.
Rent expense was $1.0 million, $0.8 million and $0.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
Note 8. Selected Quarterly Financial Data (unaudited)

	Quarter ended
Year	March 31	June 30	September 30	December 31
2010
Revenues as previously reported	$44,930,000	$40,703,000	$40,378,000	$39,230,000
Revenues from discontinued operations (a)	(2,968,000)	(2,546,000)	(2,563,000)	—

Revenues	$41,962,000	$38,157,000	$37,815,000	$39,230,000

Net loss	$(1,160,000)	$(2,547,000)	$(4,491,000)	$(35,986,000)

Net loss attributable to common shareholders	$(3,490,000)	$(4,251,000)	$(6,780,000)	$(36,964,000)

Per common share (basic and diluted) (b)	$(0.06)	$(0.07)	(0.10)	$(0.56)

2009
Revenues as previously reported	$45,461,000	$43,551,000	$44,712,000	$46,391,000
Revenues from discontinued operations (a)	(3,138,000)	(3,001,000)	(2,841,000)	(2,794,000)

Revenues	$42,323,000	$40,550,000	$41,871,000	$43,597,000

Net income (loss)	$5,726,000	$1,911,000	$3,761,000	$(28,409,000)

Net income (loss) attributable to common shareholders	$3,948,000	$(367,000)	$1,396,000	$(29,724,000)

Per common share (basic and diluted) (b)	$0.09	$(0.01)	$0.03	$(0.60)

(a)	Represents revenues from discontinued operations which were previously included in revenues as previously reported.

(b)
Differences between the sum of the four quarterly per share amounts and the annual per share amount are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

Note 9. Subsequent Events
In determining subsequent events, management reviewed all activity from January 1, 2011 through the date of filing this Annual Report on Form 10-K.
On January 14, 2011, the Company acquired Colonial Commons, a shopping center located in Lower Paxton Township, Pennsylvania. The purchase price for the property was approximately $49.1 million. At closing, the Company entered into a first mortgage in the amount of $28.1 million, which bears interest at 5.55% per annum.
On January 18, 2011, the Company’s Board of Directors declared a dividend of $0.09 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared a dividend of $0.5546875 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on February 22, 2011 to shareholders of record on February 12, 2011.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
December 31, 2010
On February 8, 2011 the Cedar/RioCan joint venture entered into a definitive agreement to purchase Northwoods Crossings, a shopping center located in Taunton, Massachusetts.
On February 15, 2011, HII, one of the Company’s joint venture partners, exercised its buy/sell option pursuant to the terms of the nine-property joint venture agreements. The offered values for the nine properties, in the aggregate, amounted to approximately $55.0 million over existing property-specific financing of approximately $102.3 million at December 31, 2010.
The Company has elected to purchase HII’s 80% interest in one of the nine properties, Meadows Marketplace, located in Hershey, Pennsylvania. The offered purchase price for the 80% interest will be approximately $5.3 million, and the outstanding balance of the mortgage loan payable on the property was approximately $10.2 million at December 31, 2010. Meadows Marketplace, a shopping center anchored by a Giant Foods supermarket, and is a ground-up development completed by the Company in 2006. It is 97% leased with a lease pending for the remaining sole vacancy. The Company has also entered into a definitive purchase agreement to acquire from a third party an outparcel at the entrance to the property for a purchase price of approximately $1.1 million.
The Company has also elected to sell to HII its 20% interest in the remaining eight properties and, at closing, the Company will receive proceeds of approximately $9.7 million. The outstanding balances of the mortgage loans payable on the eight properties was approximately $92.1 million at December 31, 2010. The Company’s property management agreements for the eight properties will terminate upon the closing of the sale. Details of the eight properties are summarized as follows:

Property Description	Location	Anchor tenant	2010 Revenues

Aston Center	Aston, PA	Giant Food Stores	$1,604,000
Ayr Town Center	McConnellsburg, PA	Giant Food Stores	1,078,000
Scott Town Center	Bloomsburg, PA	Giant Food Stores	1,377,000
Stonehedge Square	Carlisle, PA	Nell’s Shurfine	1,327,000
Pennsboro Commons	Enola, PA	Giant Food Stores	1,763,000
Parkway Plaza	Mechanicsburg, PA	Giant Food Stores	2,414,000
Spring Meadow Shopping Center	West Lawn, PA	Giant Food Stores	1,792,000
Fieldstone Marketplace	New Bedford, MA	Shaw’s	3,047,000

			$14,402,000

On February 14, 2011, the Company completed the sale of a development land parcel, located near Ephrata, Pennsylvania for approximately $1.9 million, which approximated its carrying value at December 31, 2010.

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2010

				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Wholly-Owned Stabilized Properties:
Academy Plaza	PA	2001	100%	1965/1998	152,727	$2,406,000	$9,623,000
Annie Land Plaza	VA	2006	100%	1999	42,500	809,000	4,015,000
Camp Hill	PA	2002	100%	1958/2005	472,432	4,460,000	17,857,000
Carbondale Plaza	PA	2004	100%	1972/2005	129,915	1,586,000	7,289,000
Carll’s Corner	NJ	2007	100%	1960’s-1999/	129,582	3,034,000	15,293,000
Carmans Plaza	NY	2007	100%	1954/2007	194,481	8,539,000	35,804,000
Circle Plaza	PA	2007	100%	1979/1991	92,171	561,000	2,884,000
Coliseum Marketplace	VA	2005	100%	1987/2005	98,359	2,924,000	14,416,000
CVS at Bradford	PA	2005	100%	1996	10,722	291,000	1,466,000
CVS at Celina	OH	2005	100%	1998	10,195	418,000	1,967,000
CVS at Erie	PA	2005	100%	1997	10,125	399,000	1,783,000
CVS at Kinderhook	NY	2007	100%	2007	13,225	1,678,000	—
CVS at Portage Trail	OH	2005	100%	1996	10,722	341,000	1,603,000
Dunmore Shopping Center	PA	2005	100%	1962/1997	101,000	565,000	2,203,000
East Chestnut	PA	2005	100%	1996	21,180	800,000	3,699,000
Elmhurst Square	VA	2006	100%	1961-1983	66,250	1,371,000	5,994,000
Fairview Plaza	PA	2003	100%	1992	69,579	2,128,000	8,483,000
Fairview Commons	PA	2007	100%	1976/2003	59,578	858,000	3,568,000
FirstMerit Bank at Akron	OH	2005	100%	1996	3,200	169,000	734,000
General Booth Plaza	VA	2005	100%	1985	73,320	1,935,000	9,493,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,943	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	117,986	3,070,000	12,320,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Commons	PA	2004	100%	1988-1993	99,580	1,153,000	4,678,000
Hannaford Plaza	MA	2006	100%	1965/2006	102,459	1,874,000	8,453,000
Huntingdon Plaza	PA	2004	100%	1972 - 2003	147,355	933,000	4,129,000
Jordan Lane	CT	2005	100%	1969/1991	181,730	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985	94,477	2,207,000	11,000,000
Kenley Village	MD	2005	100%	1988	51,894	726,000	3,512,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Kingston Plaza	NY	2006	100%	2006	18,337	2,891,000	—
LA Fitness Facility	PA	2002	100%	2003	41,000	2,462,000	—
Lake Raystown Plaza	PA	2004	100%	1995	145,727	2,231,000	6,735,000
Liberty Marketplace	PA	2005	100%	2003	68,200	2,665,000	12,639,000
Martins’s at Glen Allen	VA	2005	100%	2000	43,000	6,769,000	683,000
McCormick Place	OH	2005	100%	1995	46,000	847,000	4,022,000
Mechanicsburg Giant	PA	2005	100%	2003	51,500	2,709,000	12,159,000
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000
Newport Plaza	PA	2003	100%	1996	64,489	1,721,000	7,758,000
Oak Ridge	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/1995	89,850	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960’s/2004	58,224	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/1995	112,108	1,488,000	6,566,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	86,089	2,010,000	6,489,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2010

		Gross amount at which carried at
	Subsequent	December 31, 2010
(continued)	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance
Wholly-Owned Stabilized Properties:
Academy Plaza	$1,678,000	$2,406,000	$11,301,000	$13,707,000	$2,655,000	$9,139,000
Annie Land Plaza	53,000	809,000	4,068,000	4,877,000	651,000	(2)
Camp Hill	43,065,000	4,424,000	60,958,000	65,382,000	9,663,000	65,000,000
Carbondale Plaza	4,882,000	1,586,000	12,171,000	13,757,000	2,311,000	4,951,000
Carll’s Corner	(1,438,000)	2,941,000	13,948,000	16,889,000	1,716,000	5,786,000
Carmans Plaza	(716,000)	8,421,000	35,206,000	43,627,000	4,065,000	33,368,000
Circle Plaza	31,000	546,000	2,930,000	3,476,000	271,000	(2)
Coliseum Marketplace	3,413,000	3,586,000	17,167,000	20,753,000	3,367,000	11,970,000
CVS at Bradford	16,000	291,000	1,482,000	1,773,000	313,000	684,000
CVS at Celina	—	418,000	1,967,000	2,385,000	350,000	1,322,000
CVS at Erie	—	399,000	1,783,000	2,182,000	302,000	1,013,000
CVS at Kinderhook	1,930,000	1,702,000	1,906,000	3,608,000	167,000	2,429,000
CVS at Portage Trail	8,000	341,000	1,611,000	1,952,000	300,000	750,000
Dunmore Shopping Center	42,000	565,000	2,245,000	2,810,000	513,000	(3)
East Chestnut	3,000	800,000	3,702,000	4,502,000	815,000	1,882,000
Elmhurst Square	246,000	1,371,000	6,240,000	7,611,000	1,048,000	3,970,000
Fairview Plaza	234,000	2,129,000	8,716,000	10,845,000	1,806,000	5,370,000
Fairview Commons	—	858,000	3,568,000	4,426,000	604,000	(2)
FirstMerit Bank at Akron	1,000	168,000	736,000	904,000	146,000	(2)
General Booth Plaza	203,000	1,935,000	9,696,000	11,631,000	2,108,000	5,275,000
Gold Star Plaza	175,000	1,644,000	6,694,000	8,338,000	1,160,000	2,219,000
Golden Triangle	9,750,000	2,320,000	19,463,000	21,783,000	4,267,000	20,702,000
Groton Shopping Center	114,000	3,073,000	12,431,000	15,504,000	1,822,000	11,522,000
Halifax Plaza	223,000	1,347,000	6,087,000	7,434,000	1,149,000	4,252,000
Hamburg Commons	5,218,000	1,153,000	9,896,000	11,049,000	1,523,000	5,101,000
Hannaford Plaza	457,000	1,874,000	8,910,000	10,784,000	1,418,000	(2)
Huntingdon Plaza	1,810,000	933,000	5,939,000	6,872,000	884,000	(3)
Jordan Lane	961,000	4,291,000	22,137,000	26,428,000	4,018,000	12,860,000
Kempsville Crossing	140,000	2,207,000	11,140,000	13,347,000	2,548,000	5,964,000
Kenley Village	45,000	726,000	3,557,000	4,283,000	1,031,000	(2)
Kings Plaza	314,000	2,408,000	12,923,000	15,331,000	1,703,000	7,678,000
Kingston Plaza	2,344,000	2,891,000	2,344,000	5,235,000	244,000	3,650,000
LA Fitness Facility	5,176,000	2,462,000	5,176,000	7,638,000	1,022,000	5,666,000
Lake Raystown Plaza	6,493,000	2,231,000	13,228,000	15,459,000	2,457,000	(3)
Liberty Marketplace	274,000	2,695,000	12,883,000	15,578,000	2,103,000	9,112,000
Martins’s at Glen Allen	3,000	5,367,000	2,088,000	7,455,000	447,000	(2)
McCormick Place	44,000	849,000	4,064,000	4,913,000	1,037,000	2,587,000
Mechanicsburg Giant	—	2,709,000	12,159,000	14,868,000	1,804,000	9,378,000
Metro Square	(301,000)	5,250,000	9,911,000	15,161,000	727,000	8,964,000
Newport Plaza	337,000	1,682,000	8,134,000	9,816,000	1,428,000	5,583,000
Oak Ridge	27,000	960,000	4,281,000	5,241,000	566,000	3,406,000
Oakland Commons	(525,000)	2,504,000	15,137,000	17,641,000	1,796,000	(2)
Oakland Mills	32,000	1,611,000	6,324,000	7,935,000	1,337,000	4,835,000
Palmyra Shopping Center	523,000	1,488,000	7,089,000	8,577,000	1,467,000	(2)
Pine Grove Plaza	124,000	2,010,000	6,613,000	8,623,000	1,276,000	5,688,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2010

				Year built/	Gross	Initial cost to the Company
(continued)		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Wholly-Owned Stabilized Properties:
Port Richmond Village	PA	2001	100%	1988	154,908	$2,942,000	$11,769,000
Price Chopper Plaza	MA	2007	100%	1960’s-2004	101,824	3,551,000	18,412,000
Rite Aid at Massillon	OH	2005	100%	1999	10,125	442,000	2,014,000
River View Plaza I, II and III	PA	2003	100%	1991/1998	244,225	9,718,000	40,356,000
Shoppes at Salem Run	VA	2005	100%	2005	15,100	1,076,000	4,253,000
Smithfield Plaza	VA	2005-2008	100%	1987/1996	134,664	2,947,000	12,737,000
South Philadelphia	PA	2003	100%	1950/2003	283,415	8,222,000	36,314,000
St. James Square	MD	2005	100%	2000	39,903	688,000	3,838,000
Stadium Plaza	MI	2005	100%	1960’s/2003	77,688	2,341,000	9,175,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000
Swede Square	PA	2003	100%	1980/2004	98,792	2,268,000	6,232,000
The Commons	PA	2004	100%	2003	175,121	3,098,000	14,047,000
The Point	PA	2000	100%	1972/2001	250,697	2,700,000	10,800,000
The Point at Carlisle Plaza	PA	2005	100%	1965/2005	182,859	2,233,000	11,190,000
The Shops at Suffolk Downs	MA	2005	100%	2005	121,829	7,580,000	11,089,000
Timpany Plaza	MA	2007	100%	1970’s-1989	183,775	3,412,000	19,240,000
Trexler Mall	PA	2005	100%	1973/2004	339,363	6,932,000	32,815,000
Ukrop’s at Fredericksburg	VA	2005	100%	1997	63,000	3,213,000	12,758,000
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Virginia Center Commons	VA	2005	100%	2002	9,763	992,000	3,860,000
Virginia Little Creek	VA	2005	100%	1996/2001	69,620	1,650,000	8,350,000
Wal-Mart Center	CT	2003	100%	1972/2000	155,842	—	11,834,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,290	2,061,000	7,314,000
West Bridgewater Plaza	MA	2007	100%	1970/2007	133,039	2,823,000	14,901,000
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,505,000

Total Wholly-Owned Stabilized Properties					7,406,259	171,485,000	687,482,000

Properties Owned in Joint Venture:
Homburg Joint Venture:
Aston Center	PA	2007	20%	2005	55,000	4,319,000	17,070,000
Ayr Town Center	PA	2007	20%	2005	55,600	2,442,000	9,748,000
Fieldstone Marketplace	MA	2005	20%	1988/2003	193,970	5,229,000	21,440,000
Meadows Marketplace	PA	2004	20%	2005	91,538	1,914,000	—
Parkway Plaza	PA	2007	20%	1998-2002	106,628	4,647,000	19,420,000
Pennsboro Commons	PA	2005	20%	1999	107,384	3,608,000	14,254,000
Scott Town Center	PA	2007	20%	2004	67,933	2,959,000	11,800,000
Spring Meadow Shopping Center	PA	2007	20%	2004	67,950	4,111,000	16,410,000
Stonehedge Square	PA	2006	20%	1990/2006	88,677	2,732,000	11,614,000

					834,680	31,961,000	121,756,000
PCP Joint Venture:
New London Mall	CT	2009	40%	1967/1997	257,814	14,891,000	24,967,000
San Souci Plaza	MD	2009	40%	1985 - 1997	264,134	14,849,000	18,445,000

					521,948	29,740,000	43,412,000
Joint Ventures (other):
CVS at Naugatuck	CT	2008	50%	2008	13,225	—	—

Total Consolidated Joint Ventures					1,369,853	61,701,000	165,168,000

Total Stabilized Portfiolio					8,776,112	233,186,000	852,650,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2010

		Gross amount at which carried at
	Subsequent	December 31, 2010
(continued)	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance
Wholly-Owned Stabilized Properties:
Port Richmond Village	697,000	2,843,000	12,565,000	15,408,000	2,957,000	14,428,000
Price Chopper Plaza	(571,000)	4,082,000	17,310,000	21,392,000	1,833,000	(3)
Rite Aid at Massillon	6,000	442,000	2,020,000	2,462,000	342,000	1,329,000
River View Plaza I, II and III	3,975,000	9,718,000	44,331,000	54,049,000	8,756,000	(2)
Shoppes at Salem Run	12,000	1,076,000	4,265,000	5,341,000	620,000	(2)
Smithfield Plaza	252,000	2,919,000	13,017,000	15,936,000	1,872,000	10,264,000
South Philadelphia	2,532,000	8,222,000	38,846,000	47,068,000	9,067,000	(2)
St. James Square	608,000	688,000	4,446,000	5,134,000	984,000	(2)
Stadium Plaza	740,000	2,443,000	9,813,000	12,256,000	1,609,000	(2)
Suffolk Plaza	—	1,402,000	7,236,000	8,638,000	1,644,000	4,488,000
Swede Square	4,717,000	2,272,000	10,945,000	13,217,000	2,696,000	10,588,000
The Commons	1,131,000	3,098,000	15,178,000	18,276,000	3,432,000	(2)
The Point	13,354,000	2,996,000	23,858,000	26,854,000	5,212,000	16,807,000
The Point at Carlisle Plaza	258,000	2,233,000	11,448,000	13,681,000	2,580,000	(2)
The Shops at Suffolk Downs	8,548,000	7,580,000	19,637,000	27,217,000	2,002,000	(2)(3)
Timpany Plaza	49,000	3,368,000	19,333,000	22,701,000	2,423,000	8,190,000
Trexler Mall	3,898,000	6,932,000	36,713,000	43,645,000	5,681,000	21,093,000
Ukrop’s at Fredericksburg	—	3,213,000	12,758,000	15,971,000	1,895,000	(2)
Valley Plaza	758,000	1,950,000	8,524,000	10,474,000	1,595,000	(2)
Virginia Center Commons	3,000	992,000	3,863,000	4,855,000	677,000	(2)
Virginia Little Creek	(11,000)	1,639,000	8,350,000	9,989,000	1,746,000	5,195,000
Wal-Mart Center	28,000	—	11,862,000	11,862,000	2,183,000	5,690,000
Washington Center Shoppes	3,728,000	2,000,000	11,103,000	13,103,000	2,650,000	8,452,000
West Bridgewater Plaza	(820,000)	2,669,000	14,235,000	16,904,000	1,544,000	10,776,000
Yorktowne Plaza	221,000	5,874,000	25,792,000	31,666,000	3,395,000	20,073,000

Total Wholly-Owned Stabilized Properties	131,522,000	173,032,000	817,457,000	990,489,000	141,800,000	419,449,000

Properties Owned in Joint Venture:
Homburg Joint Venture:
Aston Center	12,000	4,319,000	17,082,000	21,401,000	1,776,000	12,561,000
Ayr Town Center	2,000	2,442,000	9,750,000	12,192,000	1,138,000	7,093,000
Fieldstone Marketplace	554,000	5,167,000	22,056,000	27,223,000	3,840,000	18,281,000
Meadows Marketplace	11,390,000	1,914,000	11,390,000	13,304,000	1,388,000	10,172,000
Parkway Plaza	470,000	4,647,000	19,890,000	24,537,000	2,436,000	14,300,000
Pennsboro Commons	44,000	3,608,000	14,298,000	17,906,000	2,558,000	10,769,000
Scott Town Center	1,000	2,959,000	11,801,000	14,760,000	1,415,000	8,538,000
Spring Meadow Shopping Center	20,000	4,112,000	16,429,000	20,541,000	1,798,000	12,441,000
Stonehedge Square	126,000	2,698,000	11,774,000	14,472,000	1,864,000	8,700,000

	12,619,000	31,866,000	134,470,000	166,336,000	18,213,000	102,855,000

PCP Joint Venture:
New London Mall	903,000	8,827,000	31,934,000	40,761,000	2,900,000	26,087,000
San Souci Plaza	1,326,000	13,374,000	21,246,000	34,620,000	2,888,000	27,200,000

	2,229,000	22,201,000	53,180,000	75,381,000	5,788,000	53,287,000

Joint Ventures (other):
CVS at Naugatuck	2,825,000	—	2,825,000	2,825,000	152,000	2,402,000

Total Consolidated Joint Ventures	17,673,000	54,067,000	190,475,000	244,542,000	24,153,000	158,544,000

Total Stabilized Portfiolio	149,195,000	227,099,000	1,007,932,000	1,235,031,000	165,953,000	577,993,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2010

				Year built/	Gross	Initial cost to the Company
(continued)		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Redevelopment and Major Retenanting Properties:
Oakhurst Plaza	VA	2006	100%	1980/2001	107,869	$4,539,000	$18,177,000
Shore Mall	NJ	2006	100%	1960/1980	459,098	7,179,000	37,868,000
The Brickyard	CT	2004	100%	1990	274,553	6,465,000	29,308,000
Roosevelt II	PA	2010	100%	1969/1986	206,000	2,675,000	10,700,000
Townfair Center	PA	2004	100%	2002	218,662	3,022,000	13,786,000
Trexlertown Plaza	PA	2006	100%	1990/2005	241,381	5,262,000	23,867,000

Total Redevelopment Properties					1,507,563	29,142,000	133,706,000

Total Operating Portfolio					10,283,675	262,328,000	986,356,000

Ground-Up Developments:
Crossroads II	PA	2008	60%	2009	133,618	15,383,000	—
Heritage Crossing	PA	2008	60%	2009	59,396	5,080,000	—
Northside Commons	PA	2008	100%	2009	85,300	3,332,000	—
Upland Square	PA	2007	60%	2009	452,304	28,187,000	—

Total Ground-Up Developments					730,618	51,982,000	—

Total Portfolio					11,014,293	314,310,000	986,356,000

Projects Under Development and Land Held For Future Expansion and Development:
Halifax Commons	PA		100%		4.37	858,000	—
Halifax Plaza	PA		100%		12.83	1,107,000	—
Liberty Marketplace	PA		100%		15.51	1,564,000	—
Oregon Pike	PA		100%		11.20	2,283,000	—
Shore Mall	NJ		100%		50.00	2,018,000	—
The Brickyard	CT		100%		1.95	1,167,000	—
Trexlertown Plaza	PA		100%		37.28	8,087,000	—
Trindle Spring	NY		100%		2.10	1,028,000	—
Wyoming	MI		100%		12.32	360,000	—
Various projects in progress	N/A		100%		—	—	—

Total Projects Under Development and Land Held For Future Expansion and Development:					147.55	18,472,000	—

Total Carrying Value						332,782,000	986,356,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2010

		Gross amount at which carried at
	Subsequent	December 31, 2010
(continued)	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance
Redevelopment and Major Retenanting Properties:
Oakhurst Plaza	$18,000	$4,539,000	$18,195,000	$22,734,000	$2,571,000	(2)
Shore Mall	5,029,000	7,179,000	42,897,000	50,076,000	6,538,000	21,220,000
Brickyard	(761,000)	6,465,000	28,547,000	35,012,000	5,672,000	(2)
Roosevelt II	—	2,675,000	10,700,000	13,375,000	45,000	12,940,000
Townfair Center	7,081,000	3,022,000	20,867,000	23,889,000	2,568,000	(3)
Trexlertown Plaza	3,756,000	5,262,000	27,623,000	32,885,000	3,126,000	(3)

Total Redevelopment Properties	15,123,000	29,142,000	148,829,000	177,971,000	20,520,000	34,160,000

Total Operating Portfolio	164,318,000	256,241,000	1,156,761,000	1,413,002,000	186,473,000	612,153,000

Ground-Up Developments:
Crossroads II	27,203,000	17,671,000	24,915,000	42,586,000	730,000	(2)
Heritage Crossing	6,040,000	5,066,000	6,054,000	11,120,000	240,000	(3)
Northside Commons	9,989,000	3,379,000	9,942,000	13,321,000	297,000	(3)
Upland Square	57,632,000	27,454,000	58,365,000	85,819,000	1,721,000	62,577,000

Total Ground-Up Developments	100,864,000	53,570,000	99,276,000	152,846,000	2,988,000	62,577,000

Total Portfolio	265,182,000	309,811,000	1,256,037,000	1,565,848,000	189,461,000	674,730,000

Projects Under Development and Land Held For Future Expansion and Development:
Halifax Commons	381,000	872,000	367,000	1,239,000	—
Halifax Plaza	1,622,000	1,503,000	1,226,000	2,729,000	—
Liberty Marketplace	35,000	1,564,000	35,000	1,599,000	—
Oregon Pike	80,000	2,283,000	80,000	2,363,000	—
Shore Mall	276,000	2,018,000	276,000	2,294,000	—	(6)
The Brickyard	197,000	1,183,000	181,000	1,364,000	—
Trexlertown Plaza	2,279,000	8,089,000	2,277,000	10,366,000	—	(3)
Trindle Spring	392,000	1,148,000	272,000	1,420,000	—
Wyoming	—	360,000	—	360,000	—
Various projects in progress	1,728,000	—	1,728,000	1,728,000	—

Total Projects Under Development and Land Held For Future Expansion and Development	6,990,000	19,020,000	6,442,000	25,462,000	—	—

Total Carrying Value	$272,172,000	$328,831,000	$1,262,479,000	$1,591,310,000	$189,461,000	674,730,000

Real estate held for sale — discontinued operations (1)					$69,959,000

Unconsolidated joint ventures (5)					$52,466,000

Cedar Shopping Centers, Inc.
Schedule III
Real Estate and Accumulated Depreciation
Year ended December 31, 2010
(continued)
The changes in real estate and accumulated depreciation for the three years ended December 31, 2010 are as follows (1):

	2010	2009	2008
Cost
Balance, beginning of the year	$1,555,638,000	$1,422,563,000	$1,281,340,000
Properties acquired	13,375,000	73,152,000	90,700,000
Improvements and betterments	23,207,000	66,070,000	52,830,000
Write-off fully-depreciated assets	(910,000)	(6,147,000)	(2,307,000)

Balance, end of the year	$1,591,310,000	$1,555,638,000	$1,422,563,000

Accumulated depreciation

Balance, beginning of the year	$151,144,000	$114,516,000	$80,160,000
Depreciation expense	39,227,000	42,775,000	36,663,000
Write-off fully-depreciated assets	(910,000)	(6,147,000)	(2,307,000)

Balance, end of the year	$189,461,000	$151,144,000	$114,516,000

Net book value	$1,401,849,000	$1,404,494,000	$1,308,047,000

The aggregate cost of the properties is approximately $22.4 million lower for federal income tax purposes at December 31, 2010.

(1)	Restated to reflect the reclassifications of properties to “real estate held for sale” during 2010.

(2)
Properties pledged as collateral under the Company’s stabilized property credit facility. The total net book value of such properties was $345,523,000 at December 31, 2010 (including $18,467,000 relating to a property treated as “real estate held for sale”); the total amount outstanding under the secured revolving credit facility at that date was $29,535,000.

(3)
Properties pledged as collateral under the Company’s development property credit facility. The total net book value of all such properties was $151,411,000 at December 31, 2010; the total amount outstanding the secured development revolving credit facility at that date was $103,062,000.

(4)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

(5)
The Company has a 76.3% interest in an unconsolidated joint venture, which owns a single-tenant office property located in Philadelphia, Pennsylvania and a 20% interest in an unconsolidated joint venture that owns 21 supermarket shopping centers located in Connecticut, Maryland, Massachusetts, New Jersey, Pennsylvania and Virginia.

(6)	The Shore Mall land parcel also collateralizes the mortgage loan payable relating to the Shore Mall shopping center.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of December 31, 2010, and have determined that such disclosure controls and procedures are effective.
There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the last quarter of 2010.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control — Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of
Cedar Shopping Centers, Inc.
We have audited Cedar Shopping Centers, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cedar Shopping Center, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures —“Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Cedar Shopping Centers, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of Cedar Shopping Centers, Inc. and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 15, 2011

Item 9B. Other Information
None.
Part III.
Item 10. Directors, Executive Officers and Corporate Governance
This item is incorporated by reference to the definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 11. Executive Compensation
This item is incorporated by reference to the definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This item is incorporated by reference to the definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 13. Certain Relationships and Related Transactions and Director Independence
This item is incorporated by reference to the definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services
This item is incorporated by reference to the definitive proxy statement for the 2011 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.
Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1.	Financial Statements
The response to this portion of Item 15 is included in Item 8 of this report

2.	Financial Statement Schedules

The response to this portion of Item 15 is included in Item 8 of this report.

Item		Title or Description

3.1
Articles of Incorporation of Cedar Shopping Centers, Inc., including all amendments and articles supplementary previously filed, incorporated by reference to Exhibits 3.1.a and 3.1.b of Form 10-Q for the quarterly period ended September 30, 2007 and to Exhibit 3.1 of Form 10-Q for the quarterly period ended September 30, 2010.

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

3.3.c		Amendment No. 2 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.c of Form 10-K for the year ended December 31, 2004.
3.3.d		Amendment No. 3 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.d of Form 10-K for the year ended December 31, 2006.
3.3.e
Amendment No. 4 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarterly period ended September 30, 2010.

10.1.a	*
Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.a of Form 10-K for the year ended December 31, 2004.

10.1.b	*
Amendment No. 1 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.b of Form 10-K for the year ended December 31, 2004.

10.1.c	*
Amendment No. 2 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of August 9, 2004, incorporated by reference to Exhibit 10.6.c of Form 10-K for the year ended December 31, 2004.

10.1.d	*
Amendment No. 3 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.

10.1.e	*
Amendment No. 4 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.1.e of Form 10-K for the year ended December 31, 2006.

10.1.f	*
Amendment No. 5 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.1.f of Form 10-K for the year ended December 31, 2007.

10.2.a	*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

Item		Title or Description

10.2.b	*
Amendment No. 1 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.2.b of Form 10-K for the year ended December 31, 2006.

10.2.c	*
Amendment No. 2 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.2.c of Form 10-K for the year ended December 31, 2007.

10.2.d	*
Amendment No. 3 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 16, 2008, incorporated by reference to Exhibit 10.2.d of Form 10-K for the year ended December 31, 2008.

10.3.a.i	*
Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of November 1, 2003, incorporated by reference to Exhibit 10.39 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.3.a.ii	*
First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.a.ii of Form 10-K for the year ended December 31, 2004.

10.3.a.iii	*
Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of October 19, 2005, incorporated by reference to Exhibit 10.1 of Form 8-K filed on October 20, 2005.

10.3.a.iv	*	Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of May 1, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 3, 2007.
10.3.b.i	*
Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of November 1, 2003, incorporated by reference to Exhibit 10.40 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

10.3.b.ii	*
First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.b.ii of Form 10-K for the year ended December 31, 2004.

10.3.b.iii	*
Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of October 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on October 20, 2005.

10.3.b.iv	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of December 29, 2006, incorporated by reference to Exhibit 10.3.b.iv of Form 10-K for the year ended December 31, 2006.

10.3.b.v	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of September 18, 2008, incorporated by reference to Exhibit 10.3.b.v of Form 10-K for the year ended December 31, 2008.

10.3.b.vi	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of April, 17, 2009, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2009.

10.3.b.vii	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of June 1, 2010, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended June 30, 2010.

10.3.c.i	*
Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of November 1, 2003, incorporated by reference to Exhibit 10.42 of the Registration Statement on Form S-11 field on August 20, 2003, as amended.

10.3.c.ii	*
First Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of March 23, 2004, incorporated by reference to Exhibit 10.5.d.ii of Form 10-K for the year ended December 31, 2004.

Item		Title or Description

10.3.c.iii	*
Second Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of October 19, 2005, incorporated by reference to Exhibit 10.4 of Form 8-K filed on October 20, 2005.

10.3.c.iv	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of December 29, 2006, incorporated by reference to Exhibit 10.3.d.iv of Form 10-K for the year ended December 31, 2006.

10.3.c.v	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of September 18, 2008, incorporated by reference to Exhibit 10.3.c.v of Form 10-K for the year ended December 31, 2008.

10.3.c.vi	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of June 1, 2010, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2010.

10.3.d.i	*
Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of August 1, 2003, incorporated by reference to Exhibit 10.3.e.i of Form 10-K for the year ended December 31, 2006.

10.3.d.ii	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of October 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on April 6, 2007.

10.3.d.iii	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of December 29, 2006, incorporated by reference to Exhibit 10.3.e.ii of Form 10-K for the year ended December 31, 2006.

10.3.d.iv	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of September 18, 2008, incorporated by reference to Exhibit 10.3.d.iv of Form 10-K for the year ended December 31, 2008.

10.3.d.v	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of April 17, 2009, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2009.

10.3.d.vi	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of June 1, 2010, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2010.

10.3.e	*	Employment Agreement between Cedar Shopping Centers, Inc. and Lawrence E. Kreider, Jr., dated as of June 20, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 20, 2007.
10.3.f.i	*
Employment Agreement between Cedar Shopping Centers, Inc. and Frank C. Ullman, dated as of September 18, 2008, incorporated by reference to Exhibit 10.3.f of Form 10-K for the year ended December 31, 2008.

10.3.f.ii	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Frank C. Ullman, dated as of April 17, 2009, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended June 30, 2009.

10.3.f.iii	*
Amendment to Employment Agreement between Cedar Shopping Centers, Inc. and Frank C. Ullman, dated as of June 1, 2010, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended June 30, 2010.

10.3.f.iv	*	Consulting Agreement between Cedar Shopping Centers, Inc. and Frank C. Ullman, dated as of January 13, 2011, incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 20, 2011.
10.4
Loan Agreement (the “Loan Agreement”) by and among Cedar Shopping Centers Partnership, L.P., Bank of America, N.A., KeyBank, National Association, Manufacturers and Traders Trust Company, Regions Bank, Citizens Bank of Pennsylvania, Raymond James Bank, FSB, Royal Bank of Canada, Bank of Montreal, and the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”) and Bank of America, N.A. (as Administrative Agent), dated as of November 10, 2009, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2010.

Item	Title or Description

10.5
Agreement Regarding Purchase of Partnership Interests By and Between Cedar Shopping Centers Partnership, L.P. and Homburg Holdings (U.S.) Inc. dated as of March 26, 2007, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2010.

10.5.a	First Amendment to Agreement Regarding Purchase of Partnership Interests dated as of June 29, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 12, 2007.
10.5.b	Second Amendment to Agreement Regarding Purchase of Partnership Interests dated as of October 31, 2007, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 12, 2007.
10.6
Voting Agreement dated February 13, 2008 among Cedar Shopping Centers, Inc., Inland American Real Estate Trust, Inc., Inland Investment Advisors, Inc. Inland Real Estate Investment Corporation and The Inland Group, Inc., incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2007.

10.7.a
Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Shopping Centers Partnership, L.P., KeyBank, National Association, Manufacturers and Traders Trust Company, Citizens Bank of Pennsylvania, Raymond James Bank, FSB, Regions Bank, TD Bank, N.A., TriState Capital Bank and the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”) and KeyBank, National Association (as Administrative Agent), dated as of October 17, 2008, incorporated by reference to Exhibit 10.5.a of Form 10-Q for the quarterly period ended September 30, 2010.

10.7.b	First Amendment to Loan Agreement, dated as of April 9, 2010, incorporated by reference to Exhibit 10.5.b of Form 10-Q for the quarterly period ended September 30, 2010.
10.8
Standby Equity Purchase Agreement dated as of September 21, 2009 by and between YA Global Master SPV Ltd. and Cedar Shopping Centers, Inc., incorporated by reference to Exhibit 4.1 of Form 8-K filed on September 22, 2009.

10.9.a
Securities Purchase Agreement dated as of October 26, 2009, by and among Cedar Shopping Centers, Inc., Cedar Shopping Centers Partnership L.P., RioCan Holdings USA Inc. and RioCan Real Estate Investment Trust, incorporated by reference to Exhibit 10.6.a of Form 10-Q for the quarterly period ended September 30, 2010.

10.9.a.i	Amendment to Securities Purchase Agreement dated February 5, 2010, incorporated by reference to Exhibit 10.6.b of Form 10-Q for the quarterly period ended September 30, 2010.
10.9.a.ii	Amendment to Securities Purchase Agreement dated February 26, 2010, incorporated by reference to Exhibit 10.6.c of Form 10-Q for the quarterly period ended September 30, 2010.
10.9.b
Agreement regarding purchase of Partnership Interests dated October 26, 2009 between Cedar Shopping Centers, Inc. and RioCan Holdings USA Inc., incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarterly period ended September 30, 2010.

21.1	List of Subsidiaries of the Registrant
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Section 302 Chief Executive Officer Certification

Item	Title or Description

31.2	Section 302 Chief Financial Officer Certification
32.1	Section 906 Chief Executive Officer Certification
32.2	Section 906 Chief Financial Officer Certification

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.

(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a) (3) above.

(c)	The following documents are filed as part of the report:
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

March 15, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

/s/ JAMES J. BURNS James J. Burns	/s/ RAGHUNATH DAVLOOR Raghunath Davloor
Director	Director

/s/ RICHARD HOMBURG Richard Homburg	/s/ PAMELA N. HOOTKIN Pamela N. Hootkin
Director	Director

/s/ PAUL G. KIRK, JR Paul G. Kirk, Jr.	/s/ EVERETT B. MILLER, III Everett B. Miller, III
Director	Director

/s/ LEO S. ULLMAN Leo S. Ullman	/s/ ROGER M. WIDMANN Roger M. Widmann
Director	Director
March 15, 2011