Form 10-Q
period 2011-06-30
CEDAR SHOPPING CENTERS INC
filed 2011-08-08
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 29, 2011, there were 68,009,319 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR SHOPPING CENTERS, INC.
Consolidated Balance Sheets

	June 30	December 31,
	2011	2010
	(unaudited)
Assets
Real estate:
Land	$337,810,000	$325,138,000
Buildings and improvements	1,296,924,000	1,246,979,000

	1,634,734,000	1,572,117,000
Less accumulated depreciation	(207,895,000)	(188,233,000)

Real estate, net	1,426,839,000	1,383,884,000

Real estate held for sale/conveyance	51,175,000	88,348,000
Investment in unconsolidated joint ventures	46,060,000	52,466,000

Cash and cash equivalents	13,426,000	14,166,000
Restricted cash	14,340,000	12,493,000
Receivables:
Rents and other tenant receivables, net	8,914,000	7,048,000
Straight-line rents	16,546,000	15,669,000
Loans and other receivables ($8.0 million and $2.6 million, respectively) and joint venture settlements	10,968,000	8,599,000
Other assets	8,925,000	9,676,000
Deferred charges, net	25,900,000	28,086,000
Assets relating to real estate held for sale/conveyance	2,322,000	2,052,000

Total assets	$1,625,415,000	$1,622,487,000

Liabilities and equity
Mortgage loans payable	$684,118,000	$659,203,000
Mortgage loans payable — real estate held for sale/conveyance	42,951,000	48,313,000
Secured revolving credit facilities	167,097,000	132,597,000
Accounts payable and accrued liabilities	30,446,000	29,026,000
Unamortized intangible lease liabilities	44,092,000	46,453,000
Liabilities relating to real estate held for sale/conveyance	1,416,000	1,371,000

Total liabilities	970,120,000	916,963,000

Limited partners’ interest in Operating Partnership	5,325,000	7,053,000

Commitments and contingencies	—	—

Equity:
Cedar Shopping Centers, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 6,400,000 shares issued and outstanding)	158,575,000	158,575,000
Common stock ($.06 par value, 150,000,000 shares authorized 68,002,000 and 66,520,000 shares, respectively, issued and outstanding)	4,080,000	3,991,000
Treasury stock (1,336,000 and 1,120,000 shares, respectively, at cost)	(10,856,000)	(10,367,000)
Additional paid-in capital	718,015,000	712,548,000
Cumulative distributions in excess of net income	(283,400,000)	(231,275,000)
Accumulated other comprehensive loss	(2,997,000)	(3,406,000)

Total Cedar Shopping Centers, Inc. shareholders’ equity	583,417,000	630,066,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	60,299,000	62,050,000
Limited partners’ interest in Operating Partnership	6,254,000	6,355,000

Total noncontrolling interests	66,553,000	68,405,000

Total equity	649,970,000	698,471,000

Total liabilities and equity	$1,625,415,000	$1,622,487,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Rents	$30,730,000	$30,988,000	$61,495,000	$63,240,000
Expense recoveries	6,776,000	6,718,000	16,232,000	16,150,000
Other	793,000	283,000	1,499,000	382,000

Total revenues	38,299,000	37,989,000	79,226,000	79,772,000

Expenses:
Operating, maintenance and management	7,035,000	6,840,000	17,620,000	16,315,000
Real estate and other property-related taxes	4,849,000	4,844,000	9,811,000	9,736,000
General and administrative	2,691,000	2,106,000	5,216,000	4,317,000
Management transition charges	6,350,000	—	6,530,000	—
Impairments	—	562,000	—	2,117,000
Acquisition transaction costs and terminated projects	73,000	2,000	1,242,000	1,322,000
Depreciation and amortization	10,917,000	11,222,000	21,250,000	21,370,000

Total expenses	31,915,000	25,576,000	61,669,000	55,177,000

Operating income	6,384,000	12,413,000	17,557,000	24,595,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(11,773,000)	(12,292,000)	(23,863,000)	(25,574,000)
Interest income	106,000	5,000	184,000	19,000
Unconsolidated joint ventures:
Equity in income	34,000	479,000	825,000	835,000
Write-off of investment	(7,961,000)	—	(7,961,000)	—
Gain on sale of land parcel	—	—	28,000	—

Total non-operating income and expense	(19,594,000)	(11,808,000)	(30,787,000)	(24,720,000)

(Loss) income before discontinued operations	(13,210,000)	605,000	(13,230,000)	(125,000)

Discontinued operations:
Income (loss) from operations	265,000	(157,000)	1,478,000	(514,000)
Impairment charges	(12,258,000)	(2,990,000)	(22,544,000)	(3,238,000)
Gain on sales	474,000	(5,000)	474,000	170,000

Total discontinued operations	(11,519,000)	(3,152,000)	(20,592,000)	(3,582,000)

Net loss	(24,729,000)	(2,547,000)	(33,822,000)	(3,707,000)
Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	22,000	87,000	47,000	(388,000)
Limited partners’ interest in Operating Partnership	579,000	178,000	839,000	292,000

Total net loss (income) attributable to noncontrolling interests	601,000	265,000	886,000	(96,000)

Net loss attributable to Cedar Shopping Centers, Inc.	(24,128,000)	(2,282,000)	(32,936,000)	(3,803,000)

Preferred distribution requirements	(3,540,000)	(1,969,000)	(7,041,000)	(3,938,000)

Net loss attributable to common shareholders	$(27,668,000)	$(4,251,000)	$(39,977,000)	$(7,741,000)

Per common share attributable to common shareholders (basic and diluted):

Continuing operations	$(0.24)	$(0.02)	$(0.29)	$(0.07)
Discontinued operations	(0.17)	(0.05)	$(0.30)	(0.06)

	$(0.41)	$(0.07)	$(0.59)	$(0.13)

Amounts attributable to Cedar Shopping Centers, Inc. common shareholders, net of limited partners’ interest:
Loss from continuing operations	$(16,380,000)	$(1,190,000)	$(19,797,000)	$(4,263,000)
Loss from discontinued operations	(11,753,000)	(3,056,000)	(20,645,000)	(3,643,000)
Gain on sales of discontinued operations	465,000	(5,000)	465,000	165,000

Net loss	$(27,668,000)	$(4,251,000)	$(39,977,000)	$(7,741,000)

Dividends declared per common share	$0.09	$0.09	$0.18	$0.09

Weighted average number of common shares outstanding	68,099,000	64,434,000	67,664,000	61,581,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Equity
Six months ended June 30, 2011
(unaudited)

	Cedar Shopping Centers, Inc. Shareholders
	Preferred stock						Cumulative	Accumulated
		$25.00	Common stock		Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss) income	Total

Balance, December 31, 2010	6,400,000	$158,575,000	66,520,000	$3,991,000	$(10,367,000)	$712,548,000	$(231,275,000)	$(3,406,000)	$630,066,000

Net loss	—	—	—	—	—	—	(32,936,000)	—	(32,936,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	409,000	409,000

Total other comprehensive loss									$(32,527,000)

Deferred compensation activity, net	—	—	759,000	46,000	(489,000)	471,000	—	—	28,000
Net proceeds from sale of common stock	—	—	39,000	2,000	—	223,000	—	—	225,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	684,000	41,000	—	4,034,000		—	4,075,000
Preferred distribution requirements	—	—	—	—	—	—	(7,041,000)	—	(7,041,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(12,148,000)	—	(12,148,000)
Contribution from minority interest partners	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	739,000	—	—	739,000

Balance, June 30, 2011	6,400,000	$158,575,000	68,002,000	$4,080,000	$(10,856,000)	$718,015,000	$(283,400,000)	$(2,997,000)	$583,417,000

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity

Balance, December 31, 2010	$62,050,000	$6,355,000	$68,405,000	$698,471,000

Net loss	(47,000)	(452,000)	(499,000)	(33,435,000)
Unrealized gain on change in fair value of cash flow hedges	—	2,000	2,000	411,000

Total other comprehensive loss	(47,000)	(450,000)	(497,000)	(33,024,000)

Deferred compensation activity, net	—	—	—	28,000
Net proceeds from sale of common stock	—	—	—	225,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	—	4,075,000
Preferred distribution requirements	—	—	—	(7,041,000)
Distributions to common shareholders/ noncontrolling interests	(1,973,000)	(139,000)	(2,112,000)	(14,260,000)
Contribution from minority interest partners	269,000	—	269,000	269,000
Reallocation adjustment of limited partners’ interest	—	488,000	488,000	1,227,000

Balance, June 30, 2011	$60,299,000	$6,254,000	$66,553,000	$649,970,000

See accompanying notes to consolidated financial statements.

CEDAR SHOPPING CENTERS, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(33,822,000)	$(3,707,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(825,000)	(835,000)
Distributions from unconsolidated joint ventures	557,000	548,000
Write-off of investment in unconsolidated joint venture	7,961,000	—
Impairments	—	2,117,000
Acquisition transaction costs and terminated projects	1,242,000	1,273,000
Impairments — discontinued operations	22,544,000	3,238,000
Gain on sales of real estate	(502,000)	(170,000)
Straight-line rents	(998,000)	(1,424,000)
Provision for doubtful accounts	1,765,000	1,518,000
Depreciation and amortization	21,466,000	23,753,000
Amortization of intangible lease liabilities	(2,995,000)	(5,427,000)
Amortization (including accelerated write-off) and market price adjustments relating to stock-based compensation	3,128,000	1,236,000
Amortization (including accelerated write-off of deferred financing costs)	2,143,000	2,493,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(4,405,000)	(2,875,000)
Joint venture settlements	126,000	(2,426,000)
Prepaid expenses and other	(383,000)	1,340,000
Accounts payable and accrued expenses	(3,436,000)	(3,894,000)

Net cash provided by operating activities	13,566,000	16,758,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(63,158,000)	(15,512,000)
Net proceeds from sales of real estate	11,577,000	2,056,000
Net proceeds from transfers to unconsolidated Cedar/RioCan joint venture, less cash at dates of transfer	2,894,000	31,513,000
Investments in and advances to unconsolidated joint ventures	(4,183,000)	(4,302,000)
Distributions of capital from unconsolidated joint ventures	2,996,000	1,559,000
Increase in loans and other receivables	(4,729,000)	—
Construction escrows and other	(1,825,000)	1,156,000

Net cash (used in) provided by investing activities	(56,428,000)	16,470,000

Cash flow from financing activities:
Net advances/(repayments) from/(to) revolving credit facilities	34,500,000	(89,844,000)
Proceeds from mortgage financings	29,291,000	16,242,000
Mortgage repayments	(4,762,000)	(16,457,000)
Payments of debt financing costs	—	(998,000)
Termination payment related to interest rate swaps	—	(5,476,000)
Noncontrolling interests:
Contribution from consolidated joint venture minority interests	269,000	—
Distributions to consolidated joint venture minority interests	(1,973,000)	(660,000)
Redemptions of Operating Partnership Units	—	(485,000)
Distributions to limited partners	(255,000)	(353,000)
Net proceeds from the sales of common stock	4,299,000	65,913,000
Exercise of warrant	—	10,000,000
Preferred stock distributions	(7,099,000)	(3,938,000)
Distributions to common shareholders	(12,148,000)	(10,542,000)

Net cash provided by (used in) financing activities	42,122,000	(36,598,000)

Net (decrease) in cash and cash equivalents	(740,000)	(3,370,000)
Cash and cash equivalents at beginning of period	14,166,000	17,164,000

Cash and cash equivalents at end of period	$13,426,000	$13,794,000

See accompanying notes to consolidated financial statements.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
Note 1. Organization and Basis of Preparation
Cedar Shopping Centers, Inc. (the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominantly in mid-Atlantic and Northeast coastal states. At June 30, 2011, the Company owned and managed 131 operating properties, including 22 properties in the unconsolidated Cedar/RioCan joint venture, and 17 properties “held for sale/conveyance”.
Cedar Shopping Centers Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2011 the Company owned a 98.0% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (2.0% at June 30, 2011) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. Allocations of amounts between the Company and its limited partners include the impact of the equity award shares discussed in Note 2 — “Stock- Based Compensation”. The approximately 1.4 million OP Units outstanding at June 30, 2011 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
As used herein, the “Company” refers to Cedar Shopping Centers, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Shopping Centers, Inc. only.
The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities (“VIEs”) for which it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of the equity investment at risk (i) lack the power to make decisions about the entity’s activities that significantly impacts the entity’s performance through voting or similar rights, (ii) have no obligation to absorb the expected losses of the entity, or (iii) have no right to receive the expected residual returns of the entity, or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The Company follows the accounting guidance for determining whether an entity is a VIE, which requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. The guidance requires an entity to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
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
The Company’s three 60%-owned joint ventures originally formed as development projects in Limerick, Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be VIEs and the Company is the primary beneficiary in each case. At June 30, 2011, these VIEs owned real estate with a carrying value of $138.3 million. The assets of the consolidated VIEs can be used to settle obligations other than those of the consolidated VIEs. At that date, one of the VIEs had a property-specific mortgage loan payable aggregating $63.8 million, and the real estate owned by the other two VIEs partially collateralized the secured revolving development property credit facility (the “development property credit facility”) to the extent of $28.1 million. Such obligations are guaranteed by, and are recourse to, the Company. For such development projects, the Company reviews the applicable budgets and provides supervisory support.
On February 15, 2011, Homburg Invest Inc. (“HII”), one of the Company’s joint venture partners, exercised its buy/sell option pursuant to the terms of the joint venture agreements for each of the nine properties owned by the venture. The offered values for the properties, in the aggregate, amounted to approximately $55.0 million over existing property-specific financing of approximately $101.6 million and $102.3 million at June 30, 2011 and December 31, 2010, respectively. The Company has elected to purchase HII’s 80% interest in one of the nine properties, Meadows Marketplace, located in Hershey, Pennsylvania. The offered purchase price for the 80% interest is approximately $5.3 million, and the outstanding balance of the mortgage loan payable on the property was approximately $10.1 million and $10.2 million at June 30, 2011 and December 31, 2010, respectively. The Company also determined not to meet HII’s buy/sell offers for each of the remaining eight properties. Accordingly, at closing, the Company will receive proceeds of approximately $9.7 million from HII for its 20% interest in these properties. The outstanding balances of the mortgage loans payable on the eight properties was approximately $91.5 million and $92.1 million at June 30, 2011 and December 31, 2010, respectively. The Company’s property management agreements for the eight properties will terminate upon the closing of the sale. In addition to normal closing conditions, these transactions are subject to the obtaining of approvals of the lenders holding mortgages on the properties, which create significant uncertainties. Accordingly, there can be no assurance that any of these transactions will be consummated.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
With respect to its unconsolidated joint ventures, the Company has a 20% interest in a joint venture with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian real estate investment trust (“RioCan”) formed initially for the acquisition of seven shopping center properties owned by the Company; all seven properties had been transferred to the joint venture by May 2010 and, as of June 30, 2011, the joint venture owned 22 properties. The accounting treatment presentation on the accompanying consolidated statements of operations for the three and six months ended June 30, 2010 is to reflect the results of the properties’ operations through the respective dates of transfer in current operations and, prospectively following their transfer to the joint venture, as “equity in income (loss) of unconsolidated joint ventures”. Accordingly, the accompanying statements of operations for the three and six months ended June 30, 2010 includes revenues of $0.7 million and $4.4 million, respectively, applicable to the periods prior to the dates of transfer to the RioCan joint venture. Although the Company provides management and other services, RioCan has significant management participation rights. The Company has determined that this joint venture is not a VIE and, accordingly, the Company accounts for its investment in this joint venture under the equity method.
The Company had an approximate 85% limited partner’s interest in an unconsolidated joint venture (increased from approximately 76% in the second quarter of 2011 for a payment of $745,000) which owned a single-tenant property in Philadelphia, Pennsylvania. The Company had determined that this joint venture was not a VIE. In addition, the Company had no control over the entity, did not provide any management or other services to the entity, and had no substantial participating or “kick out” rights. The Company had accounted for its investment in this joint venture under the equity method. The tenant vacated the premises in April 2011 at which time the joint venture had a CMBS non-recourse first mortgage loan secured by the property in the amount of $14.7 million due for payment in May 2011. In May and June 2011, the Company reviewed its investment alternatives and determined that it would not be prudent to proceed with the development, sale or lease of both the joint venture property and an adjacent property 100% owned by the Company (the adjacent property had been leased to the same tenant which also vacated the premises in April 2011). In addition, it was determined that it would also not be prudent to advance the funds necessary to pay off the joint venture’s mortgage. Such determination was based on the uncertainty in obtaining favorable revisions to zoning, difficult existing deed restrictions, the uncertainty in achieving required economic returns given the extensive additional capital investments required, and uncertain current market conditions for sale or lease. As a result, in exchange for a payment by the Company of $838,000, the Company (a) obtained appropriate releases, and (b) assigned its limited partnership interest to other partners of the joint venture. Accordingly, as of June 30, 2011, the Company wrote off its investment in the joint venture ($8.0 million), and recorded an impairment charge, included in discontinued operations, related to the value of the 100%-owned adjacent property ($9.1 million, as more fully discussed in Note 3 — “Discontinued Operations”).

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
At June 30, 2011, the Company had deposits of $0.8 million on four land parcels (which is its maximum exposure) to be purchased for future development. Although each of the entities holding the deposits is considered a VIE, the Company has not consolidated any of them as the Company is not the primary beneficiary in each case.
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
The consolidated financial statements reflect certain reclassifications of prior period amounts to conform to the 2011 presentation, principally to reflect the sale and/or treatment as “held for sale/conveyance” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on previously-reported net income (loss) attributable to common shareholders or earnings per share.
Real Estate Investments
Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years. Depreciation expense amounted to $10.1 million and $10.5 million for the three months ended June 30, 2011 and 2010, respectively, and $19.7 million and $20.0 million for the six months ended June 30, 2011 and 2010, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.
Upon the sale (or treatment as “held for sale/conveyance”) or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or impairment loss, if any, is reflected as discontinued operations. In addition, prior periods’ financial statements would be reclassified to reflect the sold properties’ operations as discontinued.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
Real estate investments include costs of development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $0.8 million and $0.7 million for the three months ended June 30, 2011 and 2010, respectively, and $1.1 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under development. The Company considers a construction project to be substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity.
Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Real estate investments held for sale/conveyance are carried at the lower of their respective carrying amounts or estimated fair values, less costs to sell. Depreciation and amortization are suspended during the periods held for sale/conveyance.
During the three months ended March 31, 2010, the Company wrote-off approximately $1.3 million of costs incurred in prior years for a potential development project in Williamsport, Pennsylvania that the Company determined would not go forward.
Conditional asset retirement obligation
A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company. The Company would record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three and six months ended June 30, 2011 and 2010, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
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
The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value. Financial liabilities measured at fair value in the consolidated financial statements consist of interest rate swaps. The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of June 30, 2011, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consists of real estate held for sale/conveyance- discontinued operations.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of June 30, 2011 and December 31, 2010, respectively:

	Assets Measured at Fair Value on a
	Non Recurring Basis
	June 30, 2011
Asset Description	Level 1	Level 2	Level 3	Total

Real estate held for sale	$—	$5,316,000	$45,859,000	$51,175,000

	Assets Measured at Fair Value on a
	Non Recurring Basis
	December 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total

Real estate held for sale	$—	$22,773,000	$47,186,000	$69,959,000	(a)

(a)	Excludes net book value of $18.4 million relating to properties subsequently treated as “ held for sale” during the six months ended June 30, 2011 and recorded at fair value as of that date.
The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable and accrued expenses approximate fair value. The fair value of the Company’s investments ($3.6 million and $0 at June 30, 2011 and December 31, 2010, respectively) and liabilities related to deferred compensation plans ($3.7 million and $0 at June 30, 2011 and December 31, 2010, respectively) were determined to be a Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions. The valuation of the liability for the Company’s interest rate swaps ($1.4 million and $1.6 million at June 30, 2011 and December 31, 2010, respectively), which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. The valuation of the assets for the Company’s real estate held for sale/conveyance — discontinued operations, which is measured on a nonrecurring basis, have been determined to be (i) a Level 2 within the valuation hierarchy, based on the respective contracts of sale or (ii) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices determined by discounted cash flow analyses if no contract amounts were as yet being negotiated. The discounted cash flow analyses included all estimated cash inflows and outflows over a specific holding period and where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The fair value of the Company’s fixed rate mortgage loans was estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of June 30, 2011 and December 31, 2010, the aggregate fair values of the Company’s fixed rate mortgage loans were approximately $620.4 million and $579.4 million, respectively; the carrying values of such loans were $599.4 million and $575.6 million, respectively, at those dates.
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
June 30, 2011
(unaudited)
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
Unamortized intangible lease liabilities that relate to below-market leases amounted to $44.1 million and $46.5 million at June 30, 2011 and December 31, 2010, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.9 million and $0 at June 30, 2011 and December 31, 2010, respectively.
As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $1.5 million and $2.6 million for the three months ended June 30, 2011 and 2010, respectively, and $2.9 million and $4.8 million for the six months ended June 30, 2011 and 2010, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $2.4 million and $2.5 million for the three months ended June 30, 2011 and 2010, respectively, and $4.4 million and $4.9 million for the six months ended June 30, 2011 and 2010, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days, and include cash at consolidated joint ventures of $9.6 million and $6.7 million at June 30, 2011 and December 31, 2010, respectively.
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

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $6.1 million and $5.4 million at June 30, 2011 and December 31, 2010, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $0.7 million and $0.6 million for the three months ended June 30, 2011 and 2010, respectively, and $1.6 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively.
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
Other Assets
Other assets at June 30, 2011 and December 31, 2010 are comprised of the following:

	June 30,	December 31,
	2011	2010
Investments and cumulative mark-to-market adjustments related to stock-based compensation	$3,607,000	$2,101,000
Prepaid expenses	2,678,000	5,258,000
Intangible lease assets (i)	877,000	—
Property deposits	751,000	1,792,000
Leasehold improvements and other	1,012,000	525,000

	$8,925,000	$9,676,000

(i)	Represents unamortized balances relating to above-market leases resulting from purchase accounting allocations.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
Deferred Charges, Net
Deferred charges at June 30, 2011 and December 31, 2010 are net of accumulated amortization and are comprised of the following:

	June 30,	December 31,
	2011	2010
Lease origination costs (i)	$16,632,000	$16,101,000
Financing costs (ii)	8,309,000	10,434,000
Other	959,000	1,551,000

	$25,900,000	$28,086,000

(i)	Includes unamortized balances of intangible lease assets ($7.6 million and $7.7 million, respectively) resulting from purchase accounting allocations.

(ii)	Represents costs incurred in connection with the Company’s credit facilities and other long-term debt.
Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $2.0 million and $2.2 million for the three months ended June 30, 2011 and 2010, respectively, and $3.9 million and $4.3 million for the six months ended June 30, 2011 and 2010, respectively.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of June 30, 2011, the Company was in compliance with all REIT requirements.
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
June 30, 2011
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
As of June 30, 2011, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of June 30, 2011, if a counterparty were to default, the Company would receive a net interest benefit. At June 30, 2011, the Company had approximately $19.9 million of mortgage loans payable subject to interest rate swaps. Such interest rate swaps converted LIBOR-based variable rates to fixed annual rates of 5.4% and 6.5% per annum. At that date, the Company had accrued liabilities of $1.4 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to existing mortgage loans payable. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The following is a summary of the derivative financial instruments held by the Company at June 30, 2011 and December 31, 2010:

			Notional values				Balance	Fair value
Designation/			June 30,		December 31,	Expiration	sheet	June 30,	December 31,
Cash flow	Derivative	Count	2011	Count	2010	dates	location	2011	2010
							Accounts payable
							and
Qualifying	rate swaps	2	$19,896,000	2	$20,094,000	2011 – 2020	accrued expenses	$1,441,000	$1,642,000

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2011 and 2010:

		Amount of gain (loss) recognized in other		Amount of gain (loss) recognized in other
		comprehensive (loss) income (effective portion)		comprehensive (loss) income (effective portion)
Designation/		Three months ended June 30,		Six months ended June 30,
Cash flow	Derivative	2011	2010	2011	2010

Qualifying	swaps	$115,000	$(94,000)	$411,000	$(1,093,000)

There was no ineffectiveness recorded in earnings for the three and six months ended June 30, 2011 and 2010.
Limited Partners Interest In Operating Partnership (Mezz OP Units)
The Company follows the accounting guidance related to noncontrolling interests in consolidated financial statements, which clarifies that a noncontrolling interest in a subsidiary (minority interests or certain limited partners’ interest, in the case of the Company), subject to the classification and measurement of redeemable securities, is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. The guidance requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests. The Company classifies the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate (certain non-controlling interests of the Company are classified in the mezzanine section of the balance sheet (the “Mezz OP Units”) as such Mezz OP Units do not meet the requirements for equity classification, as certain of the holders of OP Units have registration rights that provide such holders with the right to demand registration under the federal securities laws of the common stock of the Company issuable upon conversion of such OP Units). The Company adjusts the carrying value of the Mezz OP Units each period to equal the greater of its historical carrying value or its redemption value. Through June 30, 2011, there have been no cumulative net adjustments recorded to the carrying amounts of the Mezz OP Units.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The following is an analysis of the activity relating to the Mezz OP units:

Balance, December 31, 2010	$7,053,000

Net loss	(387,000)
Unrealized gain on change in fair value of cash flow hedges	2,000

Total other comprehensive loss	(385,000)

Distributions	(116,000)
Reallocation adjustment of limited partners’ interest	(1,227,000)

Balance, June 30, 2011	$5,325,000

Earnings/ Dividends Per Share
Basic earnings per share (“EPS”) is computed by dividing net (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period, including (a) restricted shares and shares held by Rabbi Trusts, as these are participating securities, and (b) shares attributable to the equity award discussed in “Stock-Based Compensation” below.
Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The calculations of additional shares were anti-dilutive for the three and six months ended June 30, 2011, respectively. The calculations of additional shares were 52,000 and 39,000 for the three and six months ended June 30, 2010, respectively, and related to the warrants issued to RioCan prior to their exercise; however, such amounts were anti-dilutive as the Company reported net losses for those periods. Accordingly, fully-diluted EPS are the same as basic EPS for all periods presented.
Dividends to common shareholders declared were $6,097,000 ($0.09 per share) and $5,845,000 ($0.09 per share) for the three months ended June 30, 2011 and 2010, respectively, and $12,148,000 ($0.18 per share) and $5,845,000 ($0.09 per share) for the six months ended June 30, 2011 and 2010, respectively.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
Management Transition Charges
In June 2011, the Company’s Chairman of the Board, CEO and President retired, and the employment of the Company’s Chief Financial Officer ended. Pursuant to their respective employment and/or separation agreements, (a) they are to receive an aggregate of approximately $3.7 million in cash severance payments (including the cost of related payroll taxes and benefits), and (b) all of their unvested restricted share grants became vested and all related unamortized deferred compensation was written off (an aggregate of approximately $2.0 million — see “Stock-Based Compensation” below). Together with approximately $0.8 million of other costs, primarily professional fees and expenses related to the hiring of a new President/CEO and Chief Financial Officer (including $0.2 million recorded during the three months ended March 31, 2011), the Company recorded an aggregate of approximately $6.5 million as “management transition charges” during the six months ended June 30, 2011.
Stock-Based Compensation
The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) establishes the procedures for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 4,850,000 (including a 2,100,000 share increase approved by shareholders on June 15, 2011), and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 250,000. All grants issued pursuant to the Incentive Plan are “restricted stock grants” which generally vest (i) at the end of designated time periods for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time-based grants are valued according to the market price for the Company’s common stock at the date of grant. The value of all grants is being expensed on a straight-line basis over the respective vesting periods (irrespective of achievement of the performance grants) adjusted, as applicable, for fluctuations in the market value of the Company’s common stock and forfeiture assumptions. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria.
In January 2009, the Company issued 218,000 shares of common stock as performance-based grants, based on the total annual return on an investment in the Company’s common stock (“TSR”) over the three-year period ending December 31, 2011, with 75% to vest if such TSR is equal to, or greater than an average of 6% TSR per year on the Company’s common stock, and 25% to vest based on a comparison of TSR for such three years to the Company’s peer group. The independent appraisal determined the values of the performance-based shares to be $5.44 and $6.48 per share, respectively, compared to a market price at the date of grant of $7.02 per share. After the accelerated vesting in June 2011 of certain of these shares, as discussed below, 82,000 shares remain of the 2009 performance-based award.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
In January 2010, the Company issued 227,000 shares of common stock as performance-based grants. As modified in September 2010, one-half of these amounts will vest upon the satisfaction of the following conditions: (a) if the TSR on the Company’s common stock is at least an average of 6% per year for the three years ending December 31, 2012, and (b) if there is a positive comparison of TSR on the Company’s common stock to the median of the TSR for the Company’s peer group for the three years ending December 31, 2012. The independent appraisal determined the values of the category (a) and (b) performance-based shares to be $4.56 per share and $6.00 per share, respectively, compared to a market price at the date of grant of $6.70 per share. After the accelerated vesting in June 2011 of certain of these shares, as discussed below, 84,000 shares remain of the 2010 performance-based award.
In January 2011, the Company issued 275,000 shares of common stock as performance-based grants. One-half of these amounts will vest upon the satisfaction of the following conditions: (a) if the TSR on the Company’s common stock is at least an average of 8% per year for the three years ending December 31, 2013, and (b) if there is a positive comparison of TSR on the Company’s common stock to the median of the TSR for the Company’s peer group for the three years ending December 31, 2013. The independent appraisal determined the values of the category (a) and (b) performance-based shares to be $4.40 per share and $5.91 per share, respectively, compared to a market price at the date of grant of $6.54 per share. After the accelerated vesting in June 2011 of certain of these shares, as discussed below, 123,000 shares remain of the 2011 performance-based award.
In connection with the retirement of the Company’s Chairman of the Board, CEO and President, and the end of the employment of the Company’s Chief Financial Officer (see “Management Transition Charges” above), all of their outstanding restricted share grants, consisting of time-based grants (284,000 shares) and performance-based grants (422,000 shares) became vested (an aggregate of 706,000 shares), and were expensed in full at the then market value of the shares (an aggregate of approximately $2.0 million).

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The Company’s new President and CEO is to receive restricted share grants totaling 2.5 million shares, one-half of which are to be time-based, vesting upon the seventh anniversary of the date of grant (vesting on June 15, 2018), and the other half to be performance-based, to be earned if the TSR on the Company’s common stock is at least an average of 6.5% per year for the seven years ending June 15, 2018. The independent appraiser has initially estimated the value of the performance-based award to be $4.39 per share compared to a market price at the date of grant of $4.98 per share. As a result of existing limitations within the Incentive Plan, only 250,000 shares have been issued, 1,750,000 shares are being accounted for as an “equity award”, and 500,000 shares are being accounted for as a “liability award”. The values of the equity and liability awards are being expensed on a straight-line basis over the vesting period. Consistent with such awards to other recipients, dividends will be paid on all the shares, including the equity and liability award shares, with the dividends paid on the equity award shares treated as distributions to common shareholders and included in the statement of equity, and the dividends paid on the liability award shares treated as compensation and included in the statement of operations. In addition, with respect to the liability award, adjustments to reflect changes in the fair value of the award will also be charged to operations. It is the Company’s intention to seek a modification of the terms of the Incentive Plan (or to adopt a new stock incentive plan) so as to permit the grant of the entire 2.5 million shares. Until such changes are effectuated, the Company will issue 250,000 shares each calendar year, thereby reducing the liability established for the equity award. If, by June 15, 2018, the entire 2.5 million shares have not been issued, the parties have agreed to satisfy any remaining Company obligations on a mutually-agreeable economic basis.
The Company’s new Chief Financial Officer received a time-based restricted share grant totaling 137,000 shares, vesting 25% annually on each of the next four anniversary dates of June 7, 2011.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
In addition to the above, there were other time-based restricted shares issued, which amounted to 0 shares and 4,000 shares for the three months ended June 30, 2011 and 2010, respectively, and 299,000 shares and 278,000 shares for the six months ended June 30, 2011 and 2010, respectively. The following table sets forth certain stock-based compensation information for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Restricted share grants (a)	387,000	4,000	961,000	505,000
Average per-share value	$4.96	$6.52	$5.40	$6.55
Grant date values of restricted stock awards:
Restricted share grants	$1,921,000	$30,000	$5,192,000	$3,308,000
Equity award	$8,198,000	$—	$8,198,000	$—
Liability award	$2,342,000	$—	$2,342,000	$—

Charged to operations:
Expense relating to stock-based compensation	$2,816,000	$884,000	$3,796,000	$1,590,000
Adjustments to reflect changes in market price of Company’s common stock	(518,000)	(884,000)	(668,000)	(375,000)

Total charged to operations (b)	$2,298,000	$—	$3,128,000	$1,215,000

Non-vested shares (a):
Non-vested, beginning of period	1,548,000	1,368,000	1,280,000	980,000
Grants	387,000	4,000	961,000	505,000
Vested during period	(726,000)	(28,000)	(1,017,000)	(141,000)
Forfeitures/cancellations	—	—	(15,000)	—

Non-vested, end of period	1,209,000	1,344,000	1,209,000	1,344,000

Average value of non-vested shares (based on valuation at date of grant)	$5.36	$6.33	$5.36	$6.33

Weighted average value of shares forfeited	$—	$—	$5.66	$—

Value of shares vested during the period (based on valuation at date of grant) (c)	$4,017,000	$397,000	$6,611,000	$2,189,000

(a)	Does not include the equity and liability award shares.

(b)	The 2011 amounts include $1,980,000 applicable to the accelerated vestings.

(c)	The 2011 amounts include $3,775,000 applicable to the accelerated vestings.
At June 30, 2011, 2.3 million shares remained available for grants pursuant to the Incentive Plan (including the 2.1 million shares approved by shareholders), and $14.7 million remains to be expensed over various periods ending in June 2018.
During 2001, pursuant to the 1998 Stock Option Plan (the “Option Plan”), the Company granted to the then directors options to purchase an aggregate of approximately 13,000 shares of common stock at $10.50 per share, the market value of the Company’s common stock on the date of the grant. The options were fully exercisable and expired on July 11, 2011. The Option Plan has expired and is no longer in effect.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a then minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution adjustments, are fully vested, and expire on May 31, 2012.
Supplemental consolidated statements of cash flows information

	Six months ended June 30,
	2011	2010
Supplemental disclosure of cash activities:
Interest paid	$24,160,000	$25,714,000

Supplemental disclosure of non-cash activities:
Assumption of mortgage loans payable upon disposition	—	(7,740,000)
Conversion of OP Units into common stock	—	163,000
Purchase accounting allocations:
Intangible lease assets	(5,764,000)	(2,901,000)
Intangible lease liabilities	753,000	—
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	(202,000)	(1,307,000)
Accrued real estate improvements and construction escrows	1,241,000	357,000
Capitalization of deferred financing costs	400,000	495,000

Deconsolidation of properties transferred to joint venture:
Real estate, net	—	139,745,000
Mortgage loans payable	—	(94,058,000)
Other assets/liabilities, net	—	(3,574,000)
Investment in and advances to unconsolidated joint venture	—	9,423,000
Settlement receivable from unconsolidated joint venture	—	3,824,000
Recently-Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS”. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance is effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition or results of operations.
In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income”. This standard eliminates the current requirement to report other comprehensive income and its components in the statement of equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance is effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied retrospectively. Other than presentation in the financial statements, the adoption of this guidance will have no effect on the Company’s financial position or results of operations.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
Note 3. Real Estate/Discontinued Operations/Investment in Cedar/RioCan Joint Venture
At June 30, 2011 a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the revolving credit facilities. The following are the significant real estate transactions that occurred during the six months ended June 30, 2011.
Wholly-owned properties
On January 14, 2011, the Company acquired Colonial Commons, a shopping center located in Lower Paxton Township, Pennsylvania. The purchase price for the property was approximately $49.1 million. At closing, the Company entered into a first mortgage in the amount of $28.1 million, which bears interest at 5.55% per annum.
On February 14, 2011, the Company completed the sale of a development land parcel, located near Ephrata, Pennsylvania for approximately $1.9 million, which approximated the property’s carrying value at December 31, 2010.
On April 29, 2011, the Company acquired, for future development (and which is substantially pre-leased), a vacant land parcel in Kutztown (Township of Maxatawny), Pennsylvania for a purchase price of approximately $1.6 million.
Discontinued operations
During the period from January 1, 2010 through June 30, 2011, the Company sold or treated as “held for sale and/or conveyance”, 26 of its properties, including (1) a 100%-owned single-tenant property in Philadelphia, Pennsylvania, and (2) a number of drug store/convenience centers. The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable to be assumed by the buyers (or conveyed to the mortgagee), have been reclassified as “held for sale/conveyance” on the Company’s consolidated balance sheets at June 30, 2011 and December 31, 2010. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented. In connection therewith, the Company recorded net impairment charges of $12.3 million and $3.0 million for the three months ended June 30, 2011 and 2010, respectively, and $22.5 million and $3.2 million for the six months ended June 30, 2011 and 2010, respectively (such impairment charges aggregated $39.5 million for the entire year ended December 31 2010).

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
Such charges were based on a comparison of the carrying values of the properties with either (1) the actual sales price less costs to sell for the properties sold or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses if no contract amounts were as yet being negotiated, as discussed in more detail in Note 2 — “Fair Value Measurements”, or (3) an “as is” appraisal with respect to the single-tenant property in Philadelphia, Pennsylvania to be conveyed to the mortgagee. Prior to the Company’s plan to dispose of assets reclassified to “held for sale/conveyance”, the Company performed recoverability analyses based on the estimated cash flows that were expected to result from the real estate investments’ use and eventual disposal.
The impairment charge recorded in the three months ended June 30, 2011 relates primarily to the 100%-owned single-tenant property in Philadelphia, Pennsylvania. Similar to the adjacent joint venture property discussed in Note 1 — “Organization and Basis of Preparation”, the tenant vacated the premises in April 2011 at which time the Company’s wholly-owned subsidiary had a CMBS non-recourse first mortgage loan secured by the property in the amount of $12.9 million maturing in March 2012 (guaranteed by the Company to the extent of $250,000). In May and June 2011, the Company reviewed its investment alternatives and determined that it would not be prudent to proceed with the development, sale or lease of the properties. In addition, it was determined that to advance the funds to repay the mortgages would also not be prudent. Such determination was based on the uncertainty in obtaining favorable revisions to zoning, difficult existing deed restrictions, uncertainty in achieving required economic returns given the extensive additional capital investments required, and uncertain current market conditions for sale or lease. No payments have been made on the 100%-owned property mortgage since May 2011, although the Company has been accruing interest expense and will pay real estate taxes and other property-maintenance expenses as they become due. The carrying value of the property, which is classified as “held for sale/conveyance” was $4.6 million at June 30, 2011, after giving effect to a $9.1 million impairment charge. It is the Company’s intention to convey the property to the mortgagee by a deed-in-lieu of foreclosure process, whereby the Company’s subsidiary would be released from all obligations, including any unpaid principal (other than the aforementioned $250,000 Company guaranty) and interest. At the time of such conveyance, the Company would recognize a gain (anticipated to approximate $8.3 million) based on the excess of the carrying amount of the liabilities (mortgage principal and accrued interest and real estate taxes) over the carrying amount of the property at June 30, 2011.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
As previously disclosed, the Company’s properties in Ohio, principally drugstore-anchored centers, were disproportionately impacted, relative to the Company’s other properties, by continuing unemployment and adverse economic conditions attributable in large part to the decline in automobile production and sales which, in turn, resulted in factory closings and/or downsizing. This resulted in disproportionately larger vacancies at those properties. As a result of the challenges in maintaining viable tenancies in those areas, the Company developed a strategy to dispose of these and several other properties. Impairment charges related to these properties recorded in the six months ended June 30, 2011 included approximately $2.0 million for two additional properties reclassified to “held for sale/conveyance” during the three months ended March 31, 2011 and additional charges of approximately $7.9 million and $2.6 million for the three month periods ended March 31 and June 30, 2011, respectively, principally representing adjustments to the net realizable values of certain of the properties treated as “held for sale/conveyance” as of December 31, 2010. The additional charges were based principally on changes in the structure of previously-negotiated transactions. In March 2011, the Company terminated a contract to swap three properties for certain land parcels in Ohio and instead entered into a new agreement to sell the properties for cash and assumption of existing debt, and, subsequent to June 30, 2011, the Company was unable to obtain the required lender consents for the sale of 14 additional “held for sale/conveyance” properties, discussed below (the buyers in both cases being members of the group from which the Company originally acquired the drug store/convenience centers).
On April 27, 2011, the Company made a two-year $4.1 million loan to the developers of a site located in Columbus, Ohio (the developers are certain other members of the group from which the Company acquired the drug store/convenience centers). The loan was made in consideration of the borrowers facilitating (but not being parties to) the contract for the sale of the 14 properties. The loan (which may be increased, under certain conditions, by an additional $300,000) bears interest at 6.25% per annum and is collateralized by a first mortgage on the development parcel, which has an appraised value in excess of $8 million.
On April 29, 2011, the Company entered into a contract for the sale of the 14 properties, subject to lenders approvals, with a closing anticipated during the latter part of 2011. The $33.2 million net aggregate sales price for the properties, after reflecting estimated closing costs and expenses, includes approximately $25.3 million of mortgage loans payable to be assumed, and approximates the properties’ carrying values as of March 31, 2011. As a result of being unable to obtain lender consents, the Company is in the process of renegotiating the transaction, may not sell all 14 properties at this time, and, accordingly, has revalued the properties on an individual, and not portfolio, basis.
In addition to the three and 14-property transactions noted above, the Company, on March 30, 2011, completed the sale of two of the “held for sale/conveyance” properties for approximately $3.8 million, which approximated their adjusted carrying values. In addition, on April 15, 2011, the Company completed the sale of another “held for sale/conveyance” property for approximately $10.8 million, which approximated $0.5 million in excess of its adjusted carrying value.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The following table summarizes information relating to the Company’s properties which were sold or treated as “held for sale and/or conveyance”, as of June 30, 2011 and December 31, 2010:

				Mortgage loans payable
		Property carrying value		Maturity	Int.	Financial statement carrying value
Property Description	State	Jun. 30, 2011	Dec. 31, 2010	date	rate	Jun. 30, 2011	Dec. 31, 2010

Carrolton Discount Drug Mart Plaza (a)	OH	$—	$—	—	—	$—	$—
Centerville Discount Drug Mart Plaza	OH	2,382,000	2,481,000	May 2015	5.2%	2,716,000	2,743,000
Clyde Discount Drug Mart Plaza	OH	2,196,000	2,287,000	May 2015	5.2%	1,884,000	1,903,000
Columbia Mall	PA	10,175,000	10,774,000	—	—	—	—
Enon Discount Drug Mart Plaza (b)	OH	—	4,598,000	—	—	—	—
Family Dollar at Zanesville (a)	OH	—	—	—	—	—	—
Fairfield Plaza (b)	CT	—	10,150,000	July 2015	5.0%	—	5,009,000
FirstMerit Bank at Akron	OH	693,000	760,000	—	—	—	—
FirstMerit Bank at Cuyahoga Falls	OH	546,000	569,000	—	—	—	—
Gahanna Discount Drug Mart Plaza	OH	5,316,000	7,103,000	Nov 2016	5.8%	4,886,000	4,924,000
Grove City Discount Drug Mart Plaza	OH	1,893,000	2,911,000	—	—	—	—
Hilliard Discount Drug Mart Plaza	OH	1,472,000	2,627,000	—	—	—	—
Hills & Dales Discount Drug Mart Plaza (b)	OH	—	3,263,000	—	—	—	—
Lodi Discount Drug Mart Plaza	OH	2,346,000	2,550,000	May 2015	5.2%	2,295,000	2,319,000
Long Reach Village (a)	MD	—	—	—	—	—	—
Mason Discount Drug Mart Plaza	OH	4,319,000	4,499,000	—	—	—	—
McCormick Place	OH	1,796,000	3,942,000	Aug 2017	6.1%	2,568,000	2,587,000
Ontario Discount Drug Mart Plaza	OH	2,315,000	2,534,000	May 2015	5.2%	2,120,000	2,141,000
Pickerington Discount Drug Mart Plaza	OH	3,391,000	3,532,000	Jul 2015	5.0%	4,031,000	4,072,000
Polaris Discount Drug Mart Plaza	OH	4,453,000	4,640,000	May 2015	5.2%	4,327,000	4,369,000
Pondside Plaza (a)	NY	—	—	—	—	—	—
Powell Discount Drug Mart Plaza (a)	OH	—	—	—	—	—	—
Roosevelt II	PA	4,600,000	13,687,000	Mar 2012	6.5%	12,865,000	12,940,000
Shelby Discount Drug Mart Plaza	OH	1,848,000	1,925,000	May 2015	5.2%	2,120,000	2,141,000
Westlake Discount Drug Mart Plaza	OH	1,434,000	1,667,000	Dec 2016	5.6%	3,139,000	3,165,000

		51,175,000	86,499,000			42,951,000	48,313,000
Development Land Parcel (b)	PA	—	1,849,000			—	—

		$51,175,000	$88,348,000			$42,951,000	$48,313,000

(a)	Property sold during 2010.

(b)	Property sold during 2011.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The following is a summary of the components of loss from discontinued operations for the three and six months ended June 30, 2011 and 2010, respectively:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenues:
Rents	$1,735,000	$2,364,000	$4,418,000	$5,046,000
Expense recoveries	540,000	672,000	1,302,000	1,386,000
Other	6,000	18,000	311,000	46,000

Total revenues	2,281,000	3,054,000	6,031,000	6,478,000

Expenses:
Operating, maintenance and management	781,000	960,000	1,804,000	2,318,000
Real estate and other property-related taxes	546,000	535,000	1,145,000	1,115,000
Depreciation and amortization	162,000	1,155,000	384,000	2,387,000
Interest expense	527,000	561,000	1,220,000	1,172,000

	2,016,000	3,211,000	4,553,000	6,992,000

Income (loss) from discontinued operations before impairment charges	265,000	(157,000)	1,478,000	(514,000)
Impairment charges	(12,258,000)	(2,990,000)	(22,544,000)	(3,238,000)

(Loss) from discontinued operations	$(11,993,000)	$(3,147,000)	$(21,066,000)	$(3,752,000)

Gain (loss) on sales of discontinued operations	$474,000	$(5,000)	$474,000	$170,000

RioCan Joint Venture
The Company and RioCan have entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties previously owned by the Company, and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas, in the same joint venture format. The transfers of the initial seven properties, which commenced in December 2009, were completed in May 2010. At June 30, 2011, the Company was owed approximately $3.0 million ($0.7 million related to contingent consideration) relating to post-closing adjustments applicable to properties transferred to or acquired by the joint venture.
On April 15, 2011, the joint venture acquired Northwoods Crossing shopping center, located near Boston, Massachusetts. The purchase price was approximately $23.4 million, including the assumption of a $14.4 million first mortgage maturing in 2016 and bearing interest at 6.4% per annum.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The Company earned fees from the joint venture of approximately $0.7 million and $0.2 million for the three months ended June 30, 2011 and 2010, respectively, and $1.2 million and $0.3 million for the six months ended June 30, 2011 and 2010, respectively, representing accounting fees, management fees, acquisition fees and financing fees. Such fees are included in other revenues in the accompanying statements of operations. During the three and six months ended June 30, 2010, the Company recorded an impairment charge of approximately $0.6 million and $2.1 million, respectively, related principally to the remaining completion work at the Blue Mountain Commons property transferred to the joint venture in December 2009. In connection with the joint venture transactions, the Company paid fees to its investment advisor of approximately $0.2 million for the six months ended June 30, 2010, which are included in transaction costs in the accompanying statement of operations.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The following are the 22 properties owned by the Cedar/RioCan joint venture as of June 30, 2011:

		Date of		Transfer
		transfer		or	Mortgage
		or		purchase	Loans	Int.
Property Description	State	acquisition		price	Payable (b)	rate

Blue Mountain Commons	PA	12/10/2009	(a)	$32,150,000	$17,500,000	5.0%
Columbus Crossing	PA	2/23/2010	(a)	24,538,000	16,880,000	6.8%
Creekview Plaza	PA	9/29/2010		26,240,000	14,432,000	4.8%
Cross Keys Place	NJ	10/13/2010		26,336,000	14,600,000	5.1%
Exeter Commons	PA	8/3/2010		53,000,000	30,000,000	5.3%
Franklin Village Plaza	MA	2/4/2010	(a)	54,656,000	43,500,000	4.8%
Gettysburg Marketplace	PA	10/21/2010		19,850,000	10,918,000	5.0%
Loyal Plaza	PA	5/26/2010	(a)	26,950,000	12,615,000	7.2%
Marlboro Crossroads	MD	10/21/2010		12,500,000	6,875,000	5.1%
Monroe Marketplace	PA	9/29/2010		41,990,000	23,095,000	4.8%
Montville Commons	CT	9/29/2010		18,900,000	10,500,000	5.8%
New River Valley	VA	9/29/2010		27,970,000	15,163,000	4.8%
Northland Center	PA	10/21/2010		10,248,000	6,298,000	5.0%
Northwoods Crossing	MA	4/15/2011		23,448,000	14,429,000	6.4%
Pitney Road Plaza	PA	9/29/2010		11,060,000	6,083,000	4.8%
Shaw’s Plaza	MA	4/27/2010	(a)	20,363,000	14,200,000	6.0%
Stop & Shop Plaza	CT	4/27/2010	(a)	8,974,000	7,000,000	6.2%
Sunset Crossing	PA	12/10/2009	(a)	9,850,000	4,500,000	5.0%
Sunrise Plaza	NJ	9/29/2010		26,460,000	13,728,000	4.8%
Town Square Plaza	PA	1/26/2010		18,854,000	11,000,000	5.0%
Towne Crossings	VA	10/21/2010		19,000,000	10,450,000	5.0%
York Marketplace	PA	10/21/2010		29,200,000	16,060,000	5.0%

				$542,537,000	$319,826,000

(a)	Initial seven properties previously owned by the Company that were transferred to the Cedar/RioCan joint venture.

(b)	Mortgage loans payable represent either (i) the outstanding balance at the date of transfer, excluding any mortgage discount or (ii) the loan amount on the dates of borrowing and/or assumption.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The following summarizes certain financial information related to the Company’s investment in the Cedar/RioCan unconsolidated joint venture at June 30, 2011 and December 31, 2010, respectively, and for the three and six months ended June 30, 2011 and 2010, respectively:

	June 30, 2011	December 31, 2010

Assets:
Real estate, net (a)	$538,948,000	$524,447,000
Cash and cash equivalents	11,535,000	5,934,000
Restricted cash	5,802,000	4,464,000
Rent and other receivables	3,369,000	2,074,000
Straight-line rent	1,876,000	1,000,000
Deferred charges, net	4,425,000	13,269,000
Other assets	13,351,000	8,514,000

Total assets	$579,306,000	$559,702,000

Liabilities and partners’ capital:
Mortgage loans payable (a)	$319,295,000	$293,400,000
Due to the Company	3,016,000	6,036,000
Unamortized lease liability	23,155,000	24,573,000
Other liabilities	5,316,000	7,738,000

Preferred stock	97,000	97,000

Partners’ capital:
RioCan	182,367,000	181,239,000
The Company	46,060,000	46,619,000

Total partners’ capital	228,427,000	227,858,000

Total liabilities and partners’ capital	$579,306,000	$559,702,000

(a)	The joint venture’s property-specific mortgage loans payable are collateralized by all of the joint venture’s real estate, and bear interest at rates ranging from 4.8% to 7.2% per annum

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Revenues	$15,296,000	$5,161,000	$31,289,000	$8,246,000
Property operating and other expenses	1,307,000	761,000	3,966,000	1,220,000
Management fees to the Company	483,000	176,000	950,000	275,000
Real estate taxes	1,819,000	517,000	3,551,000	818,000
Acquisition transaction costs	790,000	—	858,000	594,000
General and administrative	61,000	51,000	132,000	102,000
Depreciation and amortization	5,177,000	1,283,000	10,140,000	1,795,000
Interest and other non-operating expenses, net	4,684,000	1,353,000	9,079,000	1,831,000

Net income	$975,000	$1,020,000	$2,613,000	$1,611,000

RioCan	780,000	827,000	2,090,000	1,322,000
The Company	195,000	193,000	523,000	289,000

	$975,000	$1,020,000	$2,613,000	$1,611,000

Secured Revolving Credit Facility. On November 15, 2010, the joint venture closed a secured revolving credit facility with TD Bank, National Association as administrative agent and Royal Bank of Canada as syndication agent, with total commitments aggregating $50.0 million. The principal terms of the facility include (i) an availability based primarily on appraisals with a 50% advance rate, (ii) an interest rate based on (a) LIBOR plus 300 basis points (“bps”) with a 100 bps floor, or (b) the prime rate, as defined, plus 200 bps, (iii) an unused portion fee of 50 bps, and (iv) a leverage ratio limited to 65%. The facility will expire on November 15, 2012, subject to a one-year extension option. As the joint venture has not pledged any properties as collateral under the facility, there were no amounts outstanding and no amounts available for borrowing at June 30, 2011. The facility may be used to fund acquisitions, capital expenditures, mortgage repayments, partnership distributions, working capital and other general partnership purposes. The facility is subject to customary financial covenants, including limits on leverage, and other financial statement ratios. As of June 30, 2011, the joint venture was in compliance with the financial covenants as required by the terms of the facility.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
Note 4. Mortgage Loans Payable and Secured Revolving Credit Facilities
Secured debt is comprised of the following at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages (a)	$599,350,000	5.8%	5.0% – 7.6%	$575,635,000	5.8%	5.0% – 7.6%
Variable-rate mortgages	84,768,000	4.1%	3.5% and 5.9%	83,568,000	4.1%	2.5% and 5.9%
Total property-specific mortgages	684,118,000	5.6%		659,203,000	5.6%
Stabilized property credit facility	64,035,000	5.5%		29,535,000	5.5%
Development property credit facility	103,062,000	2.5%		103,062,000	2.5%

	$851,215,000	5.2%		$791,800,000	5.2%

Fixed-rate mortgages related to:
Real estate held for sale — discontinued operations (a)	$42,951,000	5.7%	5.0% – 6.5%	$48,313,000	5.6%	5.0% – 6.5%

(a)	Restated to reflect the reclassifications of properties treated as discontinued operations.
Included in variable-rate mortgages is a $70.7 million construction facility, as amended, with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture development property in Pottsgrove, Pennsylvania as collateral for borrowings thereunder. The facility is guaranteed by the Company and will expire on September 26, 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 325 bps, or the agent bank’s prime rate. Borrowings outstanding under the facility aggregated $63.8 million at June 30, 2011, and such borrowings bore interest at an average rate of 3.5% per annum. As of June 30, 2011, the Company was in compliance with the financial covenants as required by the terms of the construction facility.
Stabilized Property Revolving Credit Facility
The Company has a $185 million stabilized property revolving credit facility with Bank of America, N.A. as administrative agent, together with three other lead lenders and other participating banks (the “stabilized property credit facility”). The facility is expandable to $400 million, subject principally to acceptable collateral and the availability of additional lender commitments, and will expire on January 31, 2012, subject to a one-year extension option. The principal terms of the facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5%, and (iv) an unused portion fee of 50 bps.
Borrowings outstanding under the facility aggregated $64.0 million at June 30, 2011. Such borrowings bore interest at an average rate of 5.5% per annum, and the Company had pledged 29 of its shopping center properties as collateral for such borrowings, including five properties which are being treated as “real estate held for sale/conveyance”.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The stabilized property credit facility has been, and will be, used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of June 30, 2011, the Company was permitted to draw up to approximately $140.8 million ($138.0 million if the collateral properties being treated as “held for sale/conveyance” were removed), of which approximately $76.8 million remained available as of that date. As of June 30, 2011, the Company was in compliance with the financial covenants as required by the terms of the stabilized property credit facility.
Development Property Revolving Credit Facility
The Company has a $150 million development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject principally to acceptable collateral and the availability of additional lender commitments. In June 2011, the Company exercised its one-year extension option and the loan is now due on June 13, 2012. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been, and will be, used to fund in part the Company’s and certain consolidated joint ventures’ development activities. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $103.1 million at June 30, 2011, and such borrowings bore interest at a rate of 2.5% per annum. As of June 30, 2011, the Company was in compliance with the as financial covenants required by the terms of the development property credit facility.
Note 5. Common Stock
The Company has a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock aggregating up to $45 million over a commitment period ending in September 2011. Under the terms of the SEPA Agreement, the Company may sell, from time to time, shares of its common stock at a discount to market of 1.75%. The amount of these daily sales is generally limited to the lesser of 20% of the average daily trading volume or $1.0 million. In connection with these sales transactions, the Company agreed to pay an investment advisor a 0.75% placement agent fee. In addition, the Company may require the investment company to advance from time to time up to $5.0 million; provided, however, that the Company may only request these larger advances approximately once a month. With respect to such advances, the common stock sales are at a discount to market of 2.75% and the placement agent fee is 1.25%. As the Company has a conditional obligation to issue a variable number of shares of its common stock, advances are initially recorded as a liability, and as shares are sold on a daily basis and the advance is settled, such liability is reflected in equity. During the six months ended June 30, 2011, there were no shares sold pursuant to the SEPA Agreement.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) covering up to 5.0 million shares of its common stock. The DRIP offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock at 98% of their market value. On March 17, 2011, an amendment to the DRIP became effective to have all stock purchased at 100% of their market value which was approved by the Board of Directors of the Company. During the six months ended June 30, 2011, the Company issued approximately 684,000 shares of its common stock at an average price of $6.03 per share and realized proceeds after expenses of approximately $4.1 million.
In connection with a litigation settlement in the Company’s favor, the Company received a cash payment of $225,000. In addition, in May 2011, the defendants acquired 39,000 shares of the Company’s common stock at an average price of $5.78 per share from which the Company realized net proceeds of an additional $225,000.
During 2001, pursuant to the 1998 Stock Option Plan (the “Option Plan”), the Company granted to the then directors options to purchase an aggregate of approximately 13,000 shares of common stock at $10.50 per share, the market value of the Company’s common stock on the date of the grant. The options were fully exercisable and expired on July 11, 2011. In connection with the adoption of the Incentive Plan, the Company agreed that it would not grant any more options under the Option Plan.
In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a then minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution adjustments, are fully vested, and will expire on May 31, 2012.
Note 6. Subsequent Events
In determining subsequent events, management reviewed all activity from July 1, 2011 through the date of filing this Quarterly Report on Form 10-Q.

Cedar Shopping Centers, Inc.
Notes to Consolidated Financial Statements
June 30, 2011
(unaudited)
On July 28, 2011, the Company’s Board of Directors declared a dividend of $0.09 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared a dividend of $0.5546875 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on August 22, 2011 to shareholders of record on August 12, 2011.
On July 6, 2011, the Company refinanced a property that had collateralized the development property revolving credit facility. The new fixed-rate mortgage, aggregating $16.5 million, bears interest at 5.2% per annum, with the principal payable on a 25-year amortization schedule, and the balance due in July 2021. The proceeds reduced the balances under the development property revolving credit facility and the stabilized property revolving credit facility by $10.8 million and $5.7 million, respectively.
On August 1, 2011, the Company refinanced a fixed-rate mortgage collateralized by a property owned by the Cedar/RioCan joint venture. The existing $43.3 million mortgage bore interest at 4.8% per annum, with the balance due in November 2011. The new fixed-rate mortgage, aggregating $44.0 million, bears interest at 4.1% per annum, with principal and interest payments on a 30-year amortization schedule, and the balance due in August 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
The Company is a fully-integrated real estate investment trust which focuses primarily on ownership, operation, development and redevelopment of supermarket-anchored shopping centers predominantly in mid-Atlantic and Northeast coastal states. At June 30, 2011, the Company owned and managed (both wholly-owned and in joint venture) a portfolio of 131 operating properties totaling approximately 16.0 million square feet of GLA, including 71 wholly-owned properties comprising approximately 7.8 million square feet, 12 properties owned in joint venture (consolidated) comprising approximately 1.4 million square feet, 22 properties in a managed joint venture (unconsolidated) comprising approximately 3.7 million square feet, five redevelopment properties comprising approximately 1.3 million square feet., four ground-up development properties comprising approximately 0.7 million square feet, and 17 properties “held for sale/conveyance” comprising approximately 1.1 million square feet. Excluding the ground-up development properties and the properties “held for sale/conveyance”, the 110 property portfolio was approximately 92.0% leased at June 30, 2011. The Company also owned approximately 185 acres of land parcels, a significant portion of which is under development.
The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At June 30, 2011, the Company owned 98.0% of the Operating Partnership and is its sole general partner. The approximately 1.4 million OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
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
Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These estimates of cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. A real estate investment held for sale/conveyance is carried at the lower of its carrying amount or estimated fair value, less the cost of a potential sale. Depreciation and amortization are suspended during the period the property is held for sale/conveyance. Management is required to make subjective assessments as to whether there are impairments in the value of its real estate properties. These assessments have a direct impact on net income, because an impairment loss is recognized in the period that the assessment is made.
Stock-Based Compensation
The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) establishes the procedures for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 4,850,000 (including a 2,100,000 share increase approved by shareholders on June 15, 2011), and the maximum number of shares that may be granted to a participant in any calendar year is 250,000. All grants issued pursuant to the Incentive Plan are “restricted stock grants” which generally vest (i) at the end of designated time periods for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants. Time-based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. These value estimates have a direct impact on net income, because higher valuations would result in lower net income, whereas lower valuations would result in higher net income. The value of such grants is being expensed on a straight-line basis over the respective vesting periods, as adjusted for fluctuations in the market value of the Company’s common stock.

Results of Operations
Differences in results of operations between 2011 and 2010 were primarily the result of the impact of the Cedar/RioCan joint venture transactions, the Company’s property acquisition/disposition program, continuing development/redevelopment activities, and the management transition charges. During the period January 1, 2010 through June 30, 2011, the Company acquired one shopping center aggregating approximately 475,000 square feet of GLA, wrote off its investment in an unconsolidated joint venture ($8.0 million), and recorded an impairment charge related to the value of a 100%-owned adjacent property ($9.1 million), as the Company determined that these development projects would not go forward. In addition, the Company sold or treated as “held for sale” 25 other properties (including a number of drug store/convenience centers) aggregating approximately 1,322,000 square feet of GLA for an aggregate estimated sales price of approximately $79.5 million. The Company transferred five properties to the Cedar/RioCan joint venture, aggregating approximately 971,000 square feet of GLA. In connection with such transfers, the Company realized approximately $34.0 million in net proceeds.
Net (loss) attributable to common shareholders was $(27.7) million and $(4.3) million for the three months ended June 30, 2011 and 2010, respectively, and $(40.0) million and $(7.7) million for the six months ended June 30, 2011 and 2010, respectively.

Comparison of the three months ended June 30, 2011 to 2010

						Properties
			Increase	Percent		held in
	2011	2010	(decrease)	change	Other	both periods

Total revenues	$38,299,000	$37,989,000	$310,000	1%	$553,000	$(243,000)
Property operating expenses	11,884,000	11,684,000	200,000	2%	129,000	71,000
Depreciation and amortization	10,917,000	11,222,000	(305,000)	-3%	543,000	(848,000)
General and administrative	2,691,000	2,106,000	585,000	28%	n/a	n/a
Management transition charges	6,350,000	—	6,350,000	n/a	n/a	n/a
Impairments	—	562,000	(562,000)	n/a	n/a	n/a
Acquisition transaction costs and terminated projects	73,000	2,000	71,000	n/a	n/a	n/a
Non-operating income and expense:
Interest expense and financing cost amortization	11,773,000	12,292,000	(519,000)	-4%	n/a	n/a
Unconsolidated joint ventures:
Equity in income	34,000	479,000	(445,000)	-93%	n/a	n/a
Write off of investment	7,961,000	—	7,961,000	n/a	n/a	n/a
Other	106,000	5,000	101,000	n/a	n/a	n/a
Discontinued operations:
Income (loss) from operations	265,000	(157,000)	422,000	n/a	n/a	n/a
Impairment charges	12,258,000	2,990,000	9,268,000	n/a	n/a	n/a
Gain (loss) on sales	474,000	(5,000)	479,000	n/a	n/a	n/a
Properties held in both periods. The Company held 87 properties throughout the three months ended June 30, 2011 and 2010.
Total revenues decreased primarily as a result of (i) a decrease in non-cash amortization of intangible lease liabilities primarily as a result of the completion of scheduled amortization at certain properties ($0.5 million, which was also the principal reason for the decrease in depreciation and amortization expense), (ii) a decrease in non-cash straight-line rents primarily as a result of early lease terminations ($0.1 million) and (iii) a decrease in percentage rent and tenant recoveries ($0.1 million), partially offset by (iv) an increase is base rents attributable to continued leasing at ground up developments and redevelopment properties ($0.4 million) and (v) an increase in other income ($0.1 million).
Property operating expenses increased primarily as a result of (i) an increase in bad debt expense ($0.1 million), and (ii) an increase in real estate tax expense and other operating expenses ($0.1 million), partially off-set by (iii) a decrease in repairs and maintenance expenses ($0.1 million).

General and administrative expenses increased primarily as a result of (i) an increase in legal, accounting and other professional fees ($0.3 million) and (ii) an increase in net mark-to-market adjustments related to stock-based compensation ($0.2 million).
Management transition charges relate principally to the retirement of the Company’s Chairman of the Board, CEO and President, and the end of the employment of the Company’s Chief Financial Officer, and include (a) an aggregate of approximately $3.7 million in cash severance payments (including the cost of related payroll taxes and benefits), (b) the accelerated amortization of deferred compensation costs related to the vesting of restricted share grants (an aggregate of approximately $2.0 million), and (c) approximately $0.6 million of other costs, primarily professional fees and expenses related to the hiring of a new President/CEO and Chief Financial Officer.
Impairments for the 2010 relate principally to the properties initially transferred to the Cedar/RioCan joint venture.
Interest expense and financing cost amortization decreased primarily as a result of (i) lower interest expense principally related to the reduction in the outstanding balance of the stabilized property credit facility from the net proceeds of the preferred stock offering completed in August 2010 ($0.5 million), (ii) an increase in capitalized interest and amortization expense ($0.1 million), and (iii) a decrease in amortization of deferred financing costs, principally related to the accelerated write-off of deferred financing costs in September 2010 ($0.3 million), offset by (iv) an increase in mortgage interest expense related to additional property specific mortgage loans payable ($0.3 million).
Equity in income of unconsolidated joint ventures decreased primarily as a result of the tenant vacating the premises at a property in Philadelphia, Pennsylvania, as more fully discussed elsewhere in this report.
Write off of joint venture investment relates to the Company’s decision not to go forward with the development of two adjacent properties in Philadelphia, Pennsylvania, as more fully discussed elsewhere in this report.
Discontinued operations for 2011 and 2010 include the results of operations, impairment charges and gain on sales for 26 of the Company’s properties (including a number of drug store/convenience centers) which it sold or treated as “held for sale/conveyance”, as more fully discussed elsewhere in this report.

The “Other” column includes principally (a) the results of properties acquired after January 1, 2010, (b) the results of properties transferred to the Cedar/RioCan joint venture through the respective dates of transfer, (c) acquisition, financing and property management fees earned by the Company, (d) results of ground-up developments recently placed into service and on-going activities related to re-development properties, and (e) unallocated property and construction management compensation and benefits (including stock-based compensation), summarized as follows:
Revenues:

Cedar/RioCan joint venture properties	$(663,000)
Fees earned by the Company and other	41,000
Property acquisitions	1,292,000
Development and redevelopment properties	(117,000)

$553,000

Property operating expenses:

Cedar/RioCan joint venture properties	$(105,000)
Unallocated compensation and benefits	790,000
Property acquisitions	369,000
Development and redevelopment properties	(925,000)

$129,000

Depreciation and amortization expense:

Property acquisitions	$830,000
Development and redevelopment properties	(287,000)

$543,000

Comparison of the six months ended June 30, 2011 to 2010

						Properties
			(Decrease)	Percent		held in
	2011	2010	increase	change	Other	both years

Total revenues	$79,226,000	$79,772,000	$(546,000)	-1%	$(378,000)	(168,000)
Property operating expenses	27,431,000	26,051,000	1,380,000	5%	329,000	1,051,000
Depreciation and amortization	21,250,000	21,370,000	(120,000)	-1%	639,000	(759,000)
General and administrative	5,216,000	4,317,000	899,000	21%	n/a	n/a
Management transition charges	6,530,000	—	6,530,000	n/a	n/a	n/a
Impairments	—	2,117,000	(2,117,000)	n/a	n/a	n/a
Acquisition transaction costs and terminated projects, net	1,242,000	1,322,000	(80,000)	n/a	n/a	n/a
Non-operating income and expense:
Interest expense and financing cost amortization	23,863,000	25,574,000	(1,711,000)	-7%	n/a	n/a
Unconsolidated joint ventures:
Equity in income	825,000	835,000	(10,000)	-1%	n/a	n/a
Write off of investment	7,961,000	—	7,961,000	n/a	n/a	n/a
Other	212,000	19,000	193,000	n/a	n/a	n/a
Discontinued operations:
Income from operations	1,478,000	(514,000)	1,992,000	n/a	n/a	n/a
Impairment charges	22,544,000	3,238,000	19,306,000	n/a	n/a	n/a
Gain on sales	474,000	170,000	304,000	n/a	n/a	n/a
Properties held in both periods. The Company held 87 properties throughout the six months ended June 30, 2011 and 2010.
Total revenues decreased primarily as a result of (i) a decrease in non-cash amortization of intangible lease liabilities primarily as a result of the completion of scheduled amortization at certain properties ($1.3 million, which was also the principal reason for the decrease in depreciation and amortization expense), (ii) a decrease in non-cash straight-line rents primarily as a result of early lease terminations ($0.4 million), (iii) a decrease in percentage rent ($0.1 million), partially offset by (iv) an increase in base rents attributable to continued leasing at ground-up developments and redevelopment properties ($1.2 million), (v) an increase in tenant recovery income ($0.2 million), and (vi) an increase in other income ($0.2 million).
Property operating expenses increased primarily as a result of (i) an increase in bad debt expense ($0.5 million), (ii) an increase in snow removal costs ($0.4 million), (iii) an increase in real estate tax expense ($0.1 million), and (iv) an increase in non-billable expenses ($0.1 million).

General and administrative expenses increased primarily as a result of (i) a smaller litigation settlement received in 2011 as compared to a litigation settlement received in 2010 ($0.5 million) and (ii) an increase in legal, accounting and other professional fees ($0.3 million.
Management transition charges relate principally to the retirement of the Company’s Chairman of the Board, CEO and President, and the end of the employment of the Company’s Chief Financial Officer, and include (a) an aggregate of approximately $3.7 million in cash severance payments (including the cost of related payroll taxes and benefits), (b) the accelerated amortization of deferred compensation costs related to the vesting of restricted share grants (an aggregate of approximately $2.0 million), and (c) approximately $0.8 million of other costs, primarily professional fees and expenses related to the hiring of a new President/CEO and Chief Financial Officer.
Impairments for 2010 relate principally to the remaining completion work at the Blue Mountain Commons property transferred to the Cedar/RioCan joint venture in December 2009 and to the five properties transferred to the Cedar/RioCan joint venture during the first and second quarters of 2010.
Interest expense and financing cost amortization decreased primarily a result of (i) lower interest expense principally related to the reduction in the outstanding balance of the stabilized property credit facility from the net proceeds of the preferred stock offering completed in August 2010 ($1.7 million), (ii) a decrease in amortization of deferred financing costs, principally related to the accelerated write-off of deferred financing costs in September 2010 ($0.6 million), partially offset by (iii) a decrease in capitalized interest and amortization ($0.5 million), and (iv) an increase in mortgage interest expense related to additional property specific mortgage loans payable ($0.2 million).
Equity in income of unconsolidated joint ventures decreased primarily as a result of the tenant vacating the premises at a property in Philadelphia, Pennsylvania, as more fully discussed elsewhere in this report, offset by operating results from an increased number of properties owned by the Cedar/RioCan joint venture.
Write off of joint venture investment relates to the Company’s decision not to go forward with the development of two adjacent properties in Philadelphia, Pennsylvania, as more fully discussed elsewhere in this report.
Discontinued operations for 2011 and 2010 include the results of operations, impairment charges and gain on sales for 26 of the Company’s properties (including a number of drug store/convenience centers) which it sold or treated as “held for sale/conveyance”, as more fully discussed elsewhere in this report.

The “Other” column includes principally (a) the results of properties acquired after January 1, 2010, (b) the results of properties transferred to the Cedar/RioCan joint venture through the respective dates of transfer, (c) acquisition, financing and property management fees earned by the Company, (d) results of ground-up developments recently placed into service and on-going activities related to re-development properties, and (e) unallocated property and construction management compensation and benefits (including stock-based compensation), summarized as follows:
Revenues:

Cedar/RioCan joint venture properties	$(3,272,000)
Fees earned by the Company and other	$574,000
Property acquisitions	2,639,000
Development and redevelopment properties	(319,000)

$(378,000)

Property operating expenses:

Cedar/RioCan joint venture properties	$(809,000)
Unallocated compensation and benefits	643,000
Property acquisitions	665,000
Development and redevelopment properties	(170,000)

$329,000

Depreciation and amortization expense:

Cedar/RioCan joint venture properties	$(1,000)
Property acquisitions	1,076,000
Development and redevelopment properties	(436,000)

$639,000

Liquidity and Capital Resources
The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common dividend distributions, if made, and distributions to minority interest partners, primarily from operations and distributions from the Cedar/RioCan joint venture. The Company has also used its stabilized property credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, joint venture contributions, and maturing debt initially with its credit facilities and construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, distributions from the Cedar/RioCan joint venture, and the sale of properties or interests therein (including joint venture arrangements). Although there has been an improvement in general credit availability during the latter part of 2010 and continuing into 2011, for this and other reasons, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, net proceeds from the contribution of properties to joint ventures, or proceeds from the refinancing of existing debt.

The Company has a $185 million stabilized property credit facility with Bank of America, N.A. as administrative agent, together with three other lead lenders and other participating banks. The facility is expandable to $400 million, subject principally to acceptable collateral and the availability of additional lender commitments and will expire on January 31, 2012, subject to a one-year extension option. The principal terms of the facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5%, and (iv) an unused portion fee of 50 bps. Borrowings outstanding under the facility aggregated $64.0 million at June 30, 2011; such borrowings bore interest at a rate of 5.5% per annum. The Company had pledged 29 of its shopping center properties as collateral for such borrowings, including five properties which are being treated as “held for sale/conveyance”.
The stabilized property credit facility has been, and will be, used to fund acquisitions, certain development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of June 30, 2011, the Company was permitted to draw up to approximately $140.8 million ($138.0 million if the collateral properties being treated as “held for sale/conveyance” were removed), of which approximately $76.8 million remained available as of that date. As of June 30, 2011, the Company was in compliance with the financial covenants as required by the terms of the stabilized property credit facility.
The Company has a $150 million development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and the availability of additional lender commitments. In June 2011, the Company exercised its one-year extension option and the loan is now due on June 13, 2012. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been and will be used to fund in part the Company’s and certain joint ventures’ development activities. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $103.1 million at June 30, 2011, and such borrowings bore interest at a rate of 2.5% per annum. As of June 30, 2011, the Company was in compliance with the financial covenants as required by the terms of the development property credit facility.

The Company has a $70.7 million construction facility, as amended, with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company pledged its joint venture development project in Pottsgrove, Pennsylvania as collateral for borrowings to be made thereunder. The facility is guaranteed by the Company and will expire in September 2011, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 325 bps, or the agent bank’s prime rate. Borrowings outstanding under the facility aggregated $63.8 million at June 30, 2011, and such borrowings bore interest at an average rate of 3.5% per annum. As of June 30, 2011, the Company was in compliance with the financial covenants as required by the terms of the construction facility.
Other property-specific mortgage loans payable at June 30, 2011 consisted of fixed-rate notes totaling $599.4 million, with a weighted average interest rate of 5.8%, and a variable-rate note of $21.0 million, with a present interest rate of 5.9%, which is payable in September 2011. For the remainder of 2011, the Company has approximately $4.5 million of scheduled debt principal amortization payments and no additional balloon payments.
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
The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) covering up to 5.0 million shares of its common stock. The DRIP offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock at 98% of their market value. On March 17, 2011, an amendment to the DRIP became effective to have all stock purchased at 100% of their market value which was approved by the Board of Directors of the Company. During the six months ended June 30, 2011, the Company issued approximately 684,000 shares of its common stock at an average price of $6.03 per share and realized proceeds after expenses of approximately $4.1 million.

The Company has a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock aggregating up to $45 million over a commitment period ending in September 2011. During the six months ended June 30, 2011, there were no shares sold pursuant to the SEPA Agreement.
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
Net Cash Flows
Operating Activities
Net cash flows provided by operating activities amounted to $13.6 million and $16.8 million during the six months ended June 30, 2011 and 2010, respectively. The comparative changes in operating cash flows during the six months ended June 30, 2011 and 2010, respectively, were primarily the result of the cash elements of the management transition charges, the impact of the Cedar/RioCan joint venture transactions, the Company’s property acquisition/disposition program, and continuing development/redevelopment activities.
Investing Activities
Net cash flows used in investing activities were $56.4 million for the six months ended June 30, 2011 and net cash flows provided by investing activities were $16.5 million for the six months ended June 30, 2010; such cash flows were primarily the result of the Company’s acquisition/disposition activities. During the six months ended June 30, 2011, the Company (i) acquired one shopping center and incurred expenditures for property improvements (an aggregate of $63.2 million), (ii) made loans and other advances ($4.7 million), and (iii) investments in and advances to unconsolidated joint ventures ($4.2 million), offset by the receipt of net proceeds from (iv) the sales of properties treated as discontinued operations and other real estate ($11.6 million), (v) additional settlement payments related to the original transfers of properties to the Cedar/RioCan joint venture ($2.9 million), and (vi) distributions of capital from unconsolidated joint ventures ($3.0 million). During the six months ended June 30, 2010, the Company realized proceeds from (i) the transfers of five properties to the RioCan joint venture ($31.5 million net of a settlement receivable of $2.4 million), (ii) the sales of properties treated as discontinued operations ($2.1 million), and (iii) distributions of capital from an unconsolidated joint venture ($1.6 million), offset by (iv) expenditures for property improvements ($15.5 million), and (iv) investments in an unconsolidated joint venture ($4.3 million).

Financing Activities
Net cash flows provided by financing activities were $42.1 million for the six months ended June 30, 2011 and net cash flows used in financing activities were $36.6 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, the Company had net proceeds from (i) net advances from its revolving credit facilities ($34.5 million), (ii) mortgage financings ($29.3 million), (iii) sales of common stock ($4.3 million), and (iv) a contribution from consolidated joint venture minority interest ($.03 million), offset by (v) preferred and common stock dividend distributions ($19.2 million), (vi) repayment of mortgage obligations ($4.8 million), and (vii) distributions paid to noncontrolling interests (minority interests and limited partners — $2.3 million). During the six months ended June 30, 2010, the Company had (i) net repayments to its revolving credit facilities ($89.8 million), (ii) repayment of mortgage obligations ($16.5 million, including $11.0 million of mortgage balloon payments), (iii) preferred and common stock distributions ($14.4 million), (iv) a termination payment relating to interest rate swaps ($5.5 million), (v) payment of debt financing costs ($1.0 million), (vi) redemptions of OP Units ($0.5 million), (vii) distributions paid to noncontrolling interests (limited partners — $0.3 million), and offset by net proceeds from (viii) sales of common stock ($65.9 million), (ix) mortgage financings ($16.2 million), and (x) the exercise of the RioCan warrant of $10.0 million.
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

FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Net loss attributable to common shareholders	$(27,668,000)	$(4,251,000)	$(39,977,000)	$(7,741,000)
Add (deduct):
Real estate depreciation and amortization	10,903,000	12,327,000	21,313,000	23,655,000
Noncontrolling interests:
Limited partners’ interest	(579,000)	(178,000)	(839,000)	(292,000)
Minority interests in consolidated joint ventures	(22,000)	(87,000)	(47,000)	388,000
Minority interests’ share of FFO applicable to consolidated joint ventures	(1,237,000)	(1,686,000)	(2,573,000)	(3,377,000)
Equity in income of unconsolidated joint ventures	(34,000)	(479,000)	(825,000)	(835,000)
FFO from unconsolidated joint ventures	1,182,000	834,000	3,064,000	1,420,000
Gain on sale of land parcel	—	—	(28,000)	—
Gain on sales of discontinued operations	(474,000)	5,000	(474,000)	(170,000)

Funds (Used in) From Operations	$(17,929,000)	$6,485,000	$(20,386,000)	$13,048,000

FFO per common share (assuming conversion of OP Units)
Basic and diluted	$(0.26)	$0.10	$(0.30)	$0.21

Weighted average number of common shares (basic):
Shares used in determination of basic earnings per share	68,099,000	64,434,000	67,664,000	61,581,000
Additional shares assuming conversion of OP Units	1,415,000	1,945,000	1,415,000	1,965,000

Shares used in determination of basic FFO per share	69,514,000	66,379,000	69,079,000	63,546,000

Weighted average number of common shares (dilutive):
Shares used in determination of diluted earnings per share	68,099,000	64,486,000	67,664,000	61,620,000
Additional shares assuming conversion of OP Units	1,415,000	1,945,000	1,415,000	1,965,000

Shares used in determination of diluted FFO per share	69,514,000	66,431,000	69,079,000	63,585,000

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
The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures, development/redevelopment activities, and expand its real estate investment portfolio, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. At June 30, 2011, the Company had approximately $19.9 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.4% and 6.5% per annum. At that date, the Company had accrued liabilities of $1.4 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to these mortgage loans payable.
At June 30, 2011, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $599.4 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $251.9 million of variable-rate debt (including $167.1 million in advances under the Company’s revolving credit facilities) was 3.8%. The stabilized property credit facility matures in January 2012, subject to a one-year extension option. The development property credit facility matures on June 13, 2012. With respect to $187.9 million of variable-rate debt outstanding at June 30, 2011, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $1.9 million per annum. With respect to the remaining $64.0 million of variable-rate debt outstanding at June 30, 2011, represented by the Company’s stabilized property credit facility, interest is based on LIBOR with a 200 bps LIBOR floor. Accordingly, if interest rates either increase or decrease by 1%, the Company’s interest cost applicable on this line would increase by approximately $0.6 million per annum only if LIBOR was in excess of 2.0% per annum (as of June 30, 2011, LIBOR was 0.19%).

Item 4.	Controls and Procedures
The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of June 30, 2011, and have determined that such disclosure controls and procedures are effective.
During the six months ended June 30, 2011, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II Other Information

Item 6.	Exhibits

Exhibit 10.1	Employment Agreement between Cedar Shopping Centers, Inc. and Philip R. Mays, dated as of May 24, 2011
Exhibit 10.2	Employment Agreement between Cedar Shopping Centers, Inc. and Bruce J. Schanzer, dated as of May 31, 2011
Exhibit 10.3	Letter Agreement between Cedar Shopping Centers, Inc. and Lawrence E. Kreider, Jr., dated as of June 1, 2011
Exhibit 10.4	Letter Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of June 9, 2011
Exhibit 31	Section 302 Certifications
Exhibit 32	Section 906 Certifications
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CEDAR SHOPPING CENTERS, INC.

By: /s/ BRUCE J. SCHANZER	By: /s/ PHILIP R. MAYS

Bruce J. Schanzer	Philip R. Mays
President and Chief	Chief Financial Officer
Executive Officer	(Principal financial officer)
(Principal executive officer)
August 4, 2011