Form 10-Q
period 2011-09-30
CEDAR SHOPPING CENTERS INC
filed 2011-11-09
CIK 761648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 001-31817
CEDAR REALTY TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	42-1241468
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
44 South Bayles Avenue, Port Washington, New York 11050-3765
(Address of principal executive offices) (Zip Code)
(516) 767-6492
(Registrant’s telephone number, including area code)
Cedar Shopping Centers, Inc.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 31, 2011, there were 68,009,775 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.
INDEX

Forward-Looking Statements	4

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets — September 30, 2011 (unaudited) and December 31, 2010	4

Consolidated Statements of Operations (unaudited) — Three and nine months ended September 30, 2011 and 2010	5

Consolidated Statement of Equity (unaudited) — Nine months ended September 30, 2011	6

Consolidated Statements of Cash Flows (unaudited) — Nine months ended September 30, 2011 and 2010	7

Notes to Consolidated Financial Statements (unaudited) — September 30, 2011	8-37

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	38-52

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	54

Part II. Other Information

Item 6. Exhibits	55

Signatures	55

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31
Exhibit 32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Forward-Looking Statements
The information contained in this Form 10Q is unaudited and does not purport to disclose all items required by accounting principles generally accepted in the United States (“GAAP”). In addition, statements made or incorporated by reference herein may include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934 and Section 21E of the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors which could have a material adverse effect on the operations and future prospects of the Company are as set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K and include, but are not limited to, the following: real estate investment considerations, such as the effect of economic and other conditions in general and in the Company’s market areas in particular; the financial viability of the Company’s tenants (including an inability to pay rent, filing for bankruptcy protection, closing stores and/or vacating the premises); the continuing availability of acquisition, ground-up development and redevelopment opportunities, on favorable terms; the availability of equity and debt capital (including the availability of construction financing) in the public and private markets; the availability of suitable joint venture partners and potential purchasers of the Company’s properties if offered for sale; the ability of the Company’s joint venture partner to fund its share of future property acquisitions; the adequacy of impairment provisions for properties treated as held for sale/conveyance; changes in interest rates; the fact that returns from acquisition, ground-up development and redevelopment activities may not be at expected levels or at expected times; risks inherent in ongoing ground-up development and redevelopment projects including, but not limited to, cost overruns resulting from weather delays, changes in the nature and scope of ground-up development and redevelopment efforts, changes in governmental regulations relating thereto, and market factors involved in the pricing of material and labor; the need to renew leases or re-let space upon the expiration or termination of current leases and incur applicable required replacement costs; and the financial flexibility of the Company and our joint venture partners to repay or refinance debt obligations when due and to fund tenant improvements and capital expenditures.

CEDAR REALTY TRUST, INC.
Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Real estate:
Land	$271,907,000	$261,673,000
Buildings and improvements	1,088,396,000	1,028,443,000

	1,360,303,000	1,290,116,000
Less accumulated depreciation	(183,274,000)	(157,803,000)

Real estate, net	1,177,029,000	1,132,313,000

Real estate held for sale/conveyance	242,844,000	348,743,000
Investment in unconsolidated joint ventures	45,087,000	52,466,000

Cash and cash equivalents	11,642,000	14,166,000
Restricted cash	13,773,000	12,493,000
Receivables:
Rents and other tenant receivables, net	9,456,000	7,048,000
Straight-line rents	13,335,000	12,471,000
Loans and other receivables ($4.3 million and $0.8 million, respectively) and joint venture settlements	5,939,000	6,868,000
Other assets	16,570,000	9,411,000
Deferred charges, net	20,893,000	24,456,000
Assets relating to real estate held for sale/conveyance	2,299,000	2,052,000

Total assets	$1,558,867,000	$1,622,487,000

Liabilities and equity
Mortgage loans payable	$590,965,000	$550,525,000
Mortgage loans payable — real estate held for sale/conveyance	148,114,000	156,991,000
Secured revolving credit facilities	166,317,000	132,597,000
Accounts payable and accrued liabilities	36,080,000	29,026,000
Unamortized intangible lease liabilities	36,409,000	40,253,000
Liabilities relating to real estate held for sale/conveyance	6,923,000	7,571,000

Total liabilities	984,808,000	916,963,000

Limited partners’ interest in Operating Partnership	4,715,000	7,053,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 6,400,000 shares issued and outstanding)	158,575,000	158,575,000
Common stock ($.06 par value, 150,000,000 shares authorized 68,010,000 and 66,520,000 shares, respectively, issued and outstanding)	4,081,000	3,991,000
Treasury stock (1,325,000 and 1,120,000 shares, respectively, at cost)	(10,692,000)	(10,367,000)
Additional paid-in capital	718,495,000	712,548,000
Cumulative distributions in excess of net income	(359,784,000)	(231,275,000)
Accumulated other comprehensive loss	(3,659,000)	(3,406,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	507,016,000	630,066,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	56,793,000	62,050,000
Limited partners’ interest in Operating Partnership	5,535,000	6,355,000

Total noncontrolling interests	62,328,000	68,405,000

Total equity	569,344,000	698,471,000

Total liabilities and equity	$1,558,867,000	$1,622,487,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.
Consolidated Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Rents	$26,504,000	$24,384,000	$78,156,000	$77,565,000
Expense recoveries	6,271,000	5,735,000	20,365,000	19,637,000
Other	685,000	1,591,000	2,138,000	1,926,000

Total revenues	33,460,000	31,710,000	100,659,000	99,128,000

Expenses:
Operating, maintenance and management	6,430,000	5,674,000	20,780,000	18,993,000
Real estate and other property-related taxes	4,147,000	3,986,000	12,307,000	12,151,000
General and administrative	2,899,000	2,421,000	8,115,000	6,738,000
Management transition charges	—	—	6,530,000	—
Impairment charges	7,419,000	155,000	7,419,000	2,272,000
Acquisition transaction costs and terminated projects	—	2,043,000	1,169,000	3,365,000
Depreciation and amortization	9,801,000	8,846,000	27,844,000	26,942,000

Total expenses	30,696,000	23,125,000	84,164,000	70,461,000

Operating income	2,764,000	8,585,000	16,495,000	28,667,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(10,475,000)	(10,523,000)	(31,155,000)	(33,174,000)
Accelerated write-off of deferred financing costs	—	(2,552,000)	—	(2,552,000)
Interest income	41,000	3,000	216,000	12,000
Unconsolidated joint ventures:
Equity in income (loss)	327,000	(288,000)	1,152,000	547,000
Write-off of investment	—	—	(7,961,000)	—
Gain on sale of land parcel	130,000	—	130,000	—

Total non-operating income and expense	(9,977,000)	(13,360,000)	(37,618,000)	(35,167,000)

Loss before discontinued operations	(7,213,000)	(4,775,000)	(21,123,000)	(6,500,000)

Discontinued operations:
Income from operations	619,000	318,000	2,821,000	1,408,000
Impairment charges	(64,671,000)	(34,000)	(87,287,000)	(3,276,000)
Gain on sales	—	—	502,000	170,000

Total discontinued operations	(64,052,000)	284,000	(83,964,000)	(1,698,000)

Net loss	(71,265,000)	(4,491,000)	(105,087,000)	(8,198,000)

Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	3,285,000	194,000	3,332,000	(194,000)
Limited partners’ interest in Operating Partnership	1,455,000	196,000	2,294,000	488,000

Total net loss attributable to noncontrolling interests	4,740,000	390,000	5,626,000	294,000

Net loss attributable to Cedar Realty Trust, Inc.	(66,525,000)	(4,101,000)	(99,461,000)	(7,904,000)

Preferred distribution requirements	(3,580,000)	(2,679,000)	(10,621,000)	(6,617,000)

Net loss attributable to common shareholders	$(70,105,000)	$(6,780,000)	$(110,082,000)	$(14,521,000)

Per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.09)	$(0.10)	$(0.40)	$(0.20)
Discontinued operations	(0.96)	0.00	$(1.27)	(0.03)

	$(1.05)	$(0.10)	$(1.67)	$(0.23)

Amounts attributable to Cedar Realty Trust, Inc. common shareholders, net of limited partners’ interest:
Loss from continuing operations	$(7,334,000)	$(7,057,000)	$(27,797,000)	$(12,862,000)
(Loss) income from discontinued operations	(62,771,000)	277,000	(82,777,000)	(1,825,000)
Gain on sales of discontinued operations	—	—	492,000	166,000

Net loss	$(70,105,000)	$(6,780,000)	$(110,082,000)	$(14,521,000)

Dividends declared per common share	$0.09	$0.09	$0.27	$0.18

Weighted average number of common shares outstanding	66,800,000	65,835,000	66,253,000	62,999,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.
Consolidated Statements of Equity
Nine months ended September 30, 2011
(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss)	Total

Balance, December 31, 2010	6,400,000	$158,575,000	66,520,000	$3,991,000	$(10,367,000)	$712,548,000	$(231,275,000)	$(3,406,000)	$630,066,000

Net loss	—	—	—	—	—	—	(99,461,000)	—	(99,461,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(253,000)	(253,000)

Total other comprehensive loss									$(99,714,000)

Deferred compensation activity, net	—	—	759,000	46,000	(325,000)	1,208,000	—	—	929,000
Net proceeds from sale of common stock	—	—	39,000	2,000	—	223,000	—	—	225,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	692,000	42,000	—	4,046,000		—	4,088,000
Preferred distribution requirements	—	—	—	—	—	—	(10,621,000)	—	(10,621,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(18,427,000)	—	(18,427,000)
Contribution from minority interest partners	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	470,000	—	—	470,000

Balance, September 30, 2011	6,400,000	$158,575,000	68,010,000	$4,081,000	$(10,692,000)	$718,495,000	$(359,784,000)	$(3,659,000)	$507,016,000

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity

Balance, December 31, 2010	$62,050,000	$6,355,000	$68,405,000	$698,471,000

Net loss	(3,332,000)	(1,238,000)	(4,570,000)	(104,031,000)
Unrealized gain on change in fair value of cash flow hedges	—	(7,000)	(7,000)	(260,000)

Total other comprehensive loss	(3,332,000)	(1,245,000)	(4,577,000)	(104,291,000)

Deferred compensation activity, net	—	—	—	929,000
Net proceeds from sale of common stock	—	—	—	225,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	—	4,088,000
Preferred distribution requirements	—	—	—	(10,621,000)
Distributions to common shareholders/ noncontrolling interests	(2,193,000)	(207,000)	(2,400,000)	(20,827,000)
Contribution from minority interest partners	268,000	—	268,000	268,000
Reallocation adjustment of limited partners’ interest	—	632,000	632,000	1,102,000

Balance, September 30, 2011	$56,793,000	$5,535,000	$62,328,000	$569,344,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flow from operating activities:
Net loss	$(105,087,000)	$(8,198,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(1,152,000)	(547,000)
Distributions from unconsolidated joint ventures	865,000	759,000
Write-off of investment in unconsolidated joint venture	7,961,000	—
Impairment charges	7,419,000	2,272,000
Acquisition transaction costs and terminated projects	1,169,000	1,322,000
Impairments charges — discontinued operations	87,287,000	3,276,000
Gain on sales of real estate	(632,000)	(170,000)
Straight-line rents	(1,266,000)	(1,622,000)
Provision for doubtful accounts	2,572,000	2,484,000
Depreciation and amortization	32,917,000	35,644,000
Amortization of intangible lease liabilities	(5,055,000)	(7,478,000)
Amortization (including accelerated write-off) and market price adjustments relating to stock-based compensation	3,907,000	2,068,000
Amortization (including accelerated write-off) of deferred financing costs	3,212,000	6,620,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(5,066,000)	(4,518,000)
Joint venture settlements	(377,000)	(3,383,000)
Prepaid expenses and other	(5,843,000)	(6,935,000)
Accounts payable and accrued expenses	(1,464,000)	(1,349,000)

Net cash provided by operating activities	21,367,000	20,245,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(76,064,000)	(20,874,000)
Net proceeds from sales of real estate	11,708,000	2,056,000
Net proceeds from transfers to unconsolidated Cedar/RioCan joint venture, less cash at dates of transfer	4,787,000	31,395,000
Investments in and advances to unconsolidated joint ventures	(4,185,000)	(30,396,000)
Distributions of capital from unconsolidated joint ventures	3,990,000	7,725,000
Increase in loans and other receivables	(4,647,000)	—
Construction escrows and other	(2,661,000)	4,632,000

Net cash used in investing activities	(67,072,000)	(5,462,000)

Cash flow from financing activities:
Net advances/(repayments) from/(to) revolving credit facilities	33,720,000	(131,239,000)
Proceeds from mortgage financings	45,791,000	16,272,000
Mortgage repayments	(9,255,000)	(18,594,000)
Payments of debt financing costs	—	(1,141,000)
Termination payment related to interest rate swaps	—	(5,476,000)
Noncontrolling interests:
Contribution from consolidated joint venture minority interests	268,000	—
Distributions to consolidated joint venture minority interests	(2,193,000)	(2,186,000)
Redemptions of Operating Partnership Units	—	(2,834,000)
Distributions to limited partners	(386,000)	(526,000)
Net proceeds from the sales of common stock	4,313,000	138,296,000
Exercise of warrant	—	10,000,000
Preferred stock distributions	(10,650,000)	(5,907,000)
Distributions to common shareholders	(18,427,000)	(16,470,000)

Net cash provided by (used in) financing activities	43,181,000	(19,805,000)

Net (decrease) in cash and cash equivalents	(2,524,000)	(5,022,000)
Cash and cash equivalents at beginning of period	14,166,000	17,164,000

Cash and cash equivalents at end of period	$11,642,000	$12,142,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Note 1. Organization and Basis of Preparation
Cedar Realty Trust, Inc. (formerly known as Cedar Shopping Centers, Inc. — the “Company”) was organized in 1984 and elected to be taxed as a real estate investment trust (“REIT”) in 1986. The Company currently focuses primarily on ownership and operation of supermarket-anchored shopping centers. The Company has recently determined (1) to exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions (12 properties “held for sale” as of September 30, 2011), (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties (14 properties “held for sale” as of September 30, 2011), and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets (seven properties “held for sale/conveyance” as of September 30, 2011). In addition, discontinued operations reflect the anticipated consummation of the Homburg joint venture buy/sell transactions (seven properties “held for sale” as of September 30, 2011). At September 30, 2011, the Company owned and managed 92 operating properties (excluding properties “held for sale/conveyance”), including 22 properties in the unconsolidated Cedar/RioCan joint venture.
Cedar Realty Trust Partnership, L.P. (formerly known as Cedar Shopping Centers Partnership, L.P. — the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2011 the Company owned a 98.0% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (2.0% at September 30, 2011) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. Allocations of amounts between the Company and its limited partners include the impact of the equity award shares discussed in Note 2 — “Stock- Based Compensation”. The approximately 1.4 million OP Units outstanding at September 30, 2011 are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the respective holders on a one-to-one basis.
As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
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
With respect to its 13 consolidated operating joint ventures, the Company has general partnership interests of 20% in nine properties, 40% in two properties, 50% in one property, and 75% in one property. As (i) such entities are not VIEs, and (ii) the Company is the sole general partner and exercises substantial operating control over these entities, the Company has determined that such entities should be consolidated for financial statement purposes. Current accounting guidance provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest. Seven of the nine 20%-owned properties, and the 50%-owned and 75%-owned properties are treated as “held for sale/conveyance” at September 30, 2011 (see note 3 — “Real Estate — Discontinued Operations and Land Dispositions”).
The Company’s three 60%-owned joint ventures originally formed as development projects in Limerick, Pottsgrove and Stroudsburg, Pennsylvania, are consolidated as they are deemed to be VIEs and the Company is the primary beneficiary in each case. At September 30, 2011, these VIEs owned real estate with a carrying value of $140.0 million. The assets of the consolidated VIEs can be used to settle obligations other than those of the consolidated VIEs. At that date, one of the VIEs had a property-specific mortgage loan payable aggregating $63.8 million, and the real estate owned by the other two VIEs partially collateralized the secured revolving development property credit facility (the “development property credit facility”) to the extent of $28.1 million. Such obligations are guaranteed by, and are recourse to, the Company. For such development projects, the Company reviews the applicable budgets and provides supervisory support. The development project located in Limerick, Pennsylvania is treated as “held for sale/conveyance” at September 30, 2011 (see note 3 — “Real Estate — Discontinued Operations and Land Dispositions”).

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
With respect to its unconsolidated joint ventures, the Company has a 20% interest in a joint venture with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian real estate investment trust (“RioCan”) formed initially for the acquisition of seven shopping center properties owned by the Company; all seven properties had been transferred to the joint venture by May 2010 and, as of September 30, 2011, the joint venture owned 22 properties. Although the Company provides management and other services, RioCan has significant management participation rights. The Company has determined that this joint venture is not a VIE and, accordingly, the Company accounts for its investment in this joint venture under the equity method. The accounting treatment presentation on the accompanying consolidated statements of operations for the nine months ended September 30, 2010 reflects the results of the properties’ operations through the respective dates of transfer in current operations and, prospectively following their transfer to the joint venture, as “equity in income (loss) of unconsolidated joint ventures”. Accordingly, the accompanying statements of operations for the nine months ended September 30, 2010 includes revenues of $3.3 million applicable to the periods prior to the dates of transfer.
Until June 2011, the Company had an approximate 85% limited partner’s interest in an unconsolidated joint venture (increased from approximately 76% in the second quarter of 2011 for a payment of $745,000) which owned a single-tenant property in Philadelphia, Pennsylvania (together with an adjacent property 100%-owned by the Company, and leased to the same tenant, both properties originally acquired for future redevelopment). The Company had determined that this joint venture was not a VIE, as the Company had no control over the entity, did not provide any management or other services to the entity, and had no substantial participating or “kick out” rights. The Company had accounted for its investment in this joint venture under the equity method. The tenant vacated both premises in April 2011, at which time both the joint venture and the Company’s wholly-owned subsidiary had CMBS non-recourse first mortgage loans secured by the properties in the amounts of $14.7 million due for payment in May 2011 and $12.9 million due for payment in March 2012, respectively. The Company reviewed its investment alternatives and determined that it would not be prudent to proceed with the development, sale or lease of the properties, or to advance the funds necessary to pay off the mortgages. Such determination was based on the uncertainty in obtaining favorable revisions to zoning, difficult existing deed restrictions, the uncertainty in achieving required economic returns given the extensive additional capital investments required, and uncertain current market conditions for sale or lease. As a result, in exchange for a payment by the Company of $838,000 to its joint venture partners, the Company (a) obtained appropriate releases, and (b) assigned its limited partnership interest to other partners of the joint venture. Accordingly, the Company wrote off its investment in the joint venture ($8.0 million recorded during the three months ended June 30, 2011), and recorded an impairment charge, included in discontinued operations, related to the value of the 100%-owned adjacent property ($9.1 million recorded during the three months ended June 30, 2011, as more fully discussed in Note 3 — “Real Estate — Discontinued Operations and Land Dispositions”).

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
At September 30, 2011, the Company had a deposit of $0.5 million on a land parcel (which is its maximum exposure) to be purchased for future expansion at an existing property. Although the entity holding the deposit is considered a VIE, it is not consolidated as the Company is not the primary beneficiary.
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
Real Estate Investments
Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years. Depreciation expense amounted to $9.0 million and $8.1 million for the three months ended September 30, 2011 and 2010, respectively, and $25.6 million and $25.0 million for the nine months ended September 30, 2011 and 2010, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.
Upon the sale (or treatment as “held for sale/conveyance”) or other disposition of assets, the cost and related accumulated depreciation and amortization are removed from the accounts (or reclassified) and the resulting gain or impairment loss, if any, are reflected as discontinued operations. In addition, prior periods’ financial statements are reclassified to reflect the operations of the properties sold (or treated as “held for sale/conveyance”) as discontinued operations.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Real estate investments include costs of ground-up development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. Interest and financing costs capitalized amounted to $0.9 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively, and $2.0 million and $1.7 million for the nine months ended September 30, 2011 and 2010, respectively. A variety of costs are incurred in the acquisition, development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under development. The Company considers a construction project to be substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity.
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
During the three months ended March 31, 2010, the Company wrote-off (included in acquisition transaction costs and terminated projects in the consolidated statements of operations) approximately $1.3 million of costs incurred in prior years for a potential development project in Williamsport, Pennsylvania that the Company determined would not go forward.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Conditional asset retirement obligation
A conditional asset retirement obligation is a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the Company. The Company would record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time of acquisition with respect to all of the Company’s properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability. The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. There were no conditional asset retirement obligation liabilities recorded by the Company during the three and nine months ended September 30, 2011 and 2010, respectively.
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
The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value. Financial liabilities measured at fair value in the consolidated financial statements consist of interest rate swaps. The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of September 30, 2011, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consists of real estate held for sale/conveyance- discontinued operations.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable and accrued expenses approximate fair value. The fair value of the Company’s investments ($3.4 million and $0 at September 30, 2011 and December 31, 2010, respectively) and liabilities related to deferred compensation plans ($3.4 million and $0 at September 30, 2011 and December 31, 2010, respectively) were determined to be a Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions. The valuation of the liability for the Company’s interest rate swaps ($2.2 million and $1.6 million at September 30, 2011 and December 31, 2010, respectively), which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. The valuation of the assets for the Company’s real estate held for sale/conveyance — discontinued operations, which is measured on a nonrecurring basis, have been determined to be (i) a Level 2 within the valuation hierarchy, based on the respective contracts of sale or (ii) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices determined by discounted cash flow analyses if no contract amounts were as yet being negotiated. The discounted cash flow analyses included all estimated cash inflows and outflows over a specific holding period and where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.
The fair value of the Company’s fixed rate mortgage loans was estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September, 2011 and December 31, 2010, the aggregate fair values of the Company’s fixed rate mortgage loans were approximately $541.3 million and $490.1 million, respectively; the carrying values of such loans were $527.2 million and $488.0 million, respectively, at those dates.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of September 30, 2011 and December 31, 2010, respectively:

	Assets Measured at Fair Value on a
	Non-Recurring Basis
	September 30, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$111,835,000	$131,009,000	$242,844,000

	Assets Measured at Fair Value on a
	Non-Recurring Basis
	December 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$22,773,000	$47,186,000	$69,959,000	(a)

(a)	Excludes $278.8 million relating to properties subsequently treated as “ held for sale/conveyance” as of September 30, 2011 and recorded at fair value as of that date.
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

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
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
Unamortized intangible lease liabilities that relate to below-market leases amounted to $36.4 million and $40.3 million at September 30, 2011 and December 31, 2010, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.8 million and $0 at September 30, 2011 and December 31, 2010, respectively.
As a result of recording the intangible lease assets and liabilities, (i) revenues were increased by $1.9 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively, and $4.3 million and $6.1 million for the nine months ended September 30, 2011 and 2010, respectively, relating to the amortization of intangible lease liabilities, and (ii) depreciation and amortization expense was increased correspondingly by $2.2 million and $2.6 million for the three months ended September 30, 2011 and 2010, respectively, and $5.9 million and $7.3 million for the nine months ended September 30, 2011 and 2010, respectively.
Cash and Cash Equivalents
Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days, and include cash at consolidated joint ventures of $6.9 million and $6.7 million at September 30, 2011 and December 31, 2010, respectively.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Restricted Cash
The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.
Rents and Other Receivables
Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-line method over the respective non-cancelable terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over the contractual base rents is included in straight-line rents on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred, generally attributable to their respective allocable portions of gross leasable area (“GLA”). Such income is recognized in the periods earned. In addition, a limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met. Other contingent fees are recognized when earned.
The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $4.6 million and $5.4 million at September 30, 2011 and December 31, 2010, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $0.5 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and $1.5 million and $1.3 million for the nine months ended September 30, 2011 and 2010, respectively.
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

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Other Assets
Other assets at September 30, 2011 and December 31, 2010 are comprised of the following:

	September 30,	December 31,
	2011	2010

Prepaid expenses	$9,922,000	$5,258,000
Investments and cumulative mark-to-market adjustments related to stock-based compensation	3,421,000	2,101,000
Property and other deposits	1,370,000	1,527,000
Leasehold improvements, furniture and fixtures	1,037,000	525,000
Intangible lease assets (i)	820,000	—

	$16,570,000	$9,411,000

(i)	Represents unamortized balances relating to above-market leases resulting from purchase accounting allocations.
Deferred Charges, Net
Deferred charges at September 30, 2011 and December 31, 2010 are net of accumulated amortization and are comprised of the following:

	September 30,	December 31,
	2011	2010

Lease origination costs (i)	$13,496,000	$13,282,000
Financing costs (ii)	6,688,000	9,623,000
Other	709,000	1,551,000

	$20,893,000	$24,456,000

(i)	Includes unamortized balances of intangible lease assets ($5.6 million and $5.9 million, respectively) resulting from purchase accounting allocations.

(ii)	Represents costs incurred in connection with the Company’s credit facilities and other long-term debt.
Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $1.9 million and $4.9 million relating to for the three months ended September 30, 2011 and 2010, respectively, and $5.4 million and $8.9 million for the nine months ended September 30, 2011 and 2010, respectively (the amounts for the 2010 periods include the $2.6 million accelerated write-off related to the reduction in commitments under the stabilized property credit facility).

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of September 30, 2011, the Company was in compliance with all REIT requirements.
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

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
As of September 30, 2011, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of September 30, 2011, if a counterparty were to default, the Company would receive a net interest benefit. At September 30, 2011, the Company had approximately $36.2 million of mortgage loans payable subject to interest rate swaps. Such interest rate swaps converted LIBOR-based variable rates to fixed annual rates of 5.2% and 6.5% per annum. At that date, the Company had accrued liabilities of $2.2 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to existing mortgage loans payable. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.
The following is a summary of the derivative financial instruments held by the Company at September 30, 2011 and December 31, 2010:

			Notional values				Balance	Fair value
Designation/			September 30,		December 31,	Expiration	sheet	September 30,	December 31,
Cash flow	Derivative	Count	2011	Count	2010	dates	location	2011	2010

Qualifying	rate swaps	3	$32,255,000	2	$20,218,000	2011 - 2020	Accounts payable and accrued expenses	$2,210,000	$1,642,000

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2011 and 2010:

		Amount of (loss) recognized in other		Amount of (loss) recognized in other
		comprehensive (loss) (effective portion)		comprehensive (loss) (effective portion)
Designation/		Three months ended September 30,		Nine months ended September 30,
Cash flow	Derivative	2011	2010	2011	2010

Qualifying	swaps	$(676,000)	$(133,000)	$(265,000)	$(420,000)

There was no ineffectiveness recorded in earnings for the three and nine months ended September 30, 2011 and 2010.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Limited Partners Interest In Operating Partnership (Mezz OP Units)
The Company follows the accounting guidance related to noncontrolling interests in consolidated financial statements, which clarifies that a noncontrolling interest in a subsidiary (minority interests or certain limited partners’ interest, in the case of the Company), subject to the classification and measurement of redeemable securities, is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. The guidance requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests. The Company classifies the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate (certain non-controlling interests of the Company are classified in the mezzanine section of the balance sheet (the “Mezz OP Units”) as such Mezz OP Units do not meet the requirements for equity classification, as certain of the holders of OP Units have registration rights that provide such holders with the right to demand registration under the federal securities laws of the common stock of the Company issuable upon conversion of such OP Units). The Company adjusts the carrying value of the Mezz OP Units each period to equal the greater of its historical carrying value or its redemption value. Through September 30, 2011, there have been no cumulative net adjustments recorded to the carrying amounts of the Mezz OP Units.
The following is an analysis of the activity relating to the Mezz OP units:

Balance, December 31, 2010	$7,053,000

Net loss	(1,056,000)
Unrealized gain on change in fair value of cash flow hedges	(5,000)

Total other comprehensive loss	(1,061,000)

Distributions	(174,000)
Reallocation adjustment of limited partners’ interest	(1,103,000)

Balance, September 30, 2011	$4,715,000

Management Transition Charges
In June 2011, the Company’s then Chairman of the Board, CEO and President retired, and the employment of the Company’s then Chief Financial Officer ended. Pursuant to their respective employment and/or separation agreements, (a) they are to receive an aggregate of approximately $3.7 million in cash severance payments (including the cost of related payroll taxes and benefits, and substantially all of which has been funded), and (b) all of their unvested restricted share grants became vested and all related amounts were written off (an aggregate of approximately $2.0 million — see “Stock-Based Compensation” below). Together with approximately $0.8 million of other costs, primarily professional fees and expenses related to the hiring of a new President/CEO and Chief Financial Officer, the Company recorded an aggregate of approximately $6.5 million as “management transition charges”.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Stock-Based Compensation
The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) establishes the procedures for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 4,850,000 (including a 2,100,000 share increase approved by shareholders on June 15, 2011), and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 250,000. All grants issued pursuant to the Incentive Plan are “restricted stock grants” which generally vest (i) at the end of designated time periods for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time—based grants are valued according to the market price for the Company’s common stock at the date of grant. The value of all grants is being expensed on a straight-line basis over the respective vesting periods (irrespective of achievement of the performance grants) adjusted, as applicable, for forfeiture assumptions. Those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet, and have been adjusted, as applicable, for fluctuations in the market value of the Company’s common stock. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria.
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

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
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
The Company’s new President and CEO is to receive restricted share grants totaling 2.5 million shares, one-half of which are to be time-based, vesting upon the seventh anniversary of the date of grant (vesting on June 15, 2018), and the other half to be performance-based, to be earned if the TSR on the Company’s common stock is at least an average of 6.5% per year for the seven years ending June 15, 2018. The independent appraisal determined the value of the performance-based award to be $4.39 per share compared to a market price at the date of grant of $4.98 per share. As a result of existing limitations within the Incentive Plan, only 250,000 shares have been issued, 1,750,000 shares are being accounted for as an “equity award”, and 500,000 shares are being accounted for as a “liability award”. The values of the equity and liability awards are being expensed on a straight-line basis over the vesting period. Consistent with such awards to other recipients, dividends are paid on all the shares, including the equity and liability award shares, with the dividends paid on the equity award shares treated as distributions to common shareholders and included in the statement of equity, and the dividends paid on the liability award shares treated as compensation and included in the statement of operations. In addition, with respect to the liability award, adjustments to reflect changes in the fair value of the award (based on changes in the market price of the Company’s common stock) are also charged to operations. It is the Company’s intention to seek a modification of the terms of the Incentive Plan (or to adopt a new stock incentive plan) so as to permit the grant of the entire 2.5 million shares. Until such changes are effectuated, the Company will issue 250,000 shares each calendar year, thereby reducing the liability established for the equity award. If, by June 15, 2018, the entire 2.5 million shares have not been issued, the parties have agreed to satisfy any remaining Company obligations on a mutually-agreeable economic basis.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
The Company’s new Chief Financial Officer received a time-based restricted share grant totaling 137,000 shares, vesting 25% annually on each of the next four anniversary dates of June 7, 2011.
In addition to the above, there were other time-based restricted shares issued, which amounted to 0 shares and 1,000 shares for the three months ended September 30, 2011 and 2010, respectively, and 299,000 shares and 279,000 shares for the nine months ended September 30, 2011 and 2010, respectively. The following table sets forth certain stock-based compensation information for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Restricted share grants (a)	—	4,000	961,000	509,000
Weighted average per-share value	$—	$6.17	$5.40	$6.54
Grant date values of restricted stock awards :
Restricted share grants	$—	$22,000	$5,192,000	$3,330,000
Equity award	$—	$—	$8,199,000	$—
Liability award	$—	$—	$2,490,000	$—

Charged to operations:
Expense relating to stock-based compensation	$978,000	$856,000	$4,789,000	$2,446,000
Adjustments to reflect changes in market price of Company’s common stock	(39,000)	(2,000)	(707,000)	(377,000)

Total charged to operations	$939,000	$854,000	$4,082,000 (b)	$2,069,000

Non-vested shares (a):
Non-vested, beginning of period	1,209,000	1,344,000	1,280,000	980,000
Restricted share grants	—	4,000	961,000	509,000
Vested during period	—	—	(1,017,000)	(141,000)
Forfeitures/cancellations	—	(1,000)	(15,000)	(1,000)

Non-vested, end of period	1,209,000	1,347,000	1,209,000	1,347,000

Weighted average value of non-vested shares (based on valuation at date of grant)	$5.36	$6.33	$5.36	$6.33

Weighted average value of shares forfeited (based on valuation at date of grant)	$—	$7.93	$5.68	$7.93

Weighted average value of shares vested during the period (based on valuation at date of grant)	$—	$—	$6,611,000 (c)	$2,193,000

(a)	Does not include the equity or liability award shares.

(b)	Includes $1,980,000 applicable to the accelerated vestings.

(c)	Includes $3,775,000 applicable to the accelerated vestings.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
At September 30, 2011, 2.3 million shares remained available for grants pursuant to the Incentive Plan (before consideration of the 1,750,000 shares and 500,000 shares, respectively, applicable to the equity and liability awards), and an aggregate of $13.9 million applicable to all such grants and awards remains to be expensed over various periods ending in June 2018.
Earnings/ Dividends Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s stock-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three and nine months ended September 30, 2011, the Company had 3.0 million and 2.1 million, respectively, weighted average unvested restricted shares outstanding (including the weighted average impact of the 2.0 million shares awarded to the Company’s new President/CEO in June 2011). EPS for the 2010 periods is calculated based on the data presented in the consolidated statements of operations for those periods. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the 2011 periods:

	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
Numerator
(Loss) from continuing operations	$(7,213,000)	$(21,123,000)
Preferred distribution requirements	(3,580,000)	(10,621,000)
Less, net loss attribuatble to noncontrolling interests	4,740,000	5,626,000
Less, earnings allocated to unvested shares	(266,000)	(546,000)

Loss from continuing operations available for common shareholders	(6,319,000)	(26,664,000)
Results from discontinued operations	(64,052,000)	(83,964,000)

Net (loss) available for common shareholders, basic and diluted	$(70,371,000)	$(110,628,000)

Denominator
Weighted average number of vested common shares outstanding	66,800,000	66,253,000

Earnings (loss) per common share, basic and diluted
Continuing operations	$(0.09)	(0.40)
Discontinued operations	(0.96)	(1.27)

	$(1.05)	$(1.67)

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding for the three months ended September 30, 2011 and 2010 were 1,415,000 and 1,892,000, respectively, and the weighted average number of OP Units outstanding for the nine months ended September 30, 2011 and 2010 were 1,415,000 and 1,941,000, respectively. In addition, warrants for the purchase of OP Units (83,000 for all periods) have been excluded as they were anti-dilutive.
Dividends to common shareholders declared were $6.3 million ($0.09 per share) and $5.9 million ($0.09 per share) for the three months ended September 30, 2011 and 2010, respectively, and $18.4 million ($0.27 per share) and $11.8 million ($0.18 per share) for the nine months ended September 30, 2011 and 2010, respectively.
Supplemental consolidated statements of cash flows information

	Nine months ended September 30,
	2011	2010
Supplemental disclosure of cash activities:
Interest paid	$35,630,000	$37,206,000

Supplemental disclosure of non-cash activities:
Assumption of mortgage loans payable upon disposition	(4,975,000)	(7,740,000)
Conversion of OP Units into common stock	—	177,000
Purchase accounting allocations:
Intangible lease assets	(5,764,000)	—
Intangible lease liabilities	753,000	(2,600,000)
Other non-cash investing and financing activities:
Accrued interest rate swap liabilities	568,000	(1,450,000)
Accrued real estate improvements and construction escrows	3,557,000	(1,777,000)
Accrued financing costs and other	—	(463,000)
Capitalization of deferred financing costs	568,000	674,000

Deconsolidation of properties transferred to joint venture:
Real estate, net	—	139,745,000
Mortgage loans payable	—	(94,058,000)
Other assets/liabilities, net	—	(3,574,000)
Investment in and advances to unconsolidated joint venture	—	9,423,000
Settlement receivable from unconsolidated joint venture	—	3,824,000

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Recently-Issued Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS”. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance is effective for interim and annual reporting periods beginning after January 1, 2012 and is required to be applied prospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition or results of operations.
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
Note 3. Real Estate/Investment in Cedar/RioCan Joint Venture/Discontinued Operations
At September 30, 2011 a substantial portion of the Company’s real estate was pledged as collateral for mortgage loans payable and the revolving credit facilities. The following are the significant real estate transactions that occurred during the nine months ended September 30, 2011.
Wholly-owned properties
On January 14, 2011, the Company acquired Colonial Commons, a shopping center located in Lower Paxton Township, Pennsylvania. The purchase price for the property was approximately $49.1 million. At closing, the Company entered into a first mortgage in the amount of $28.1 million, which bears interest at 5.6% per annum and matures in February 2021.
RioCan Joint Venture
The Company and RioCan have entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties previously owned by the Company (completed in May 2010), and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas, in the same joint venture format. The joint venture agreement provides that, any time after December 10, 2012, either the Company or RioCan may initiate a “buy/sell” arrangement pursuant to which the initiating party can designate a value for all the joint venture’s properties (in the aggregate), and the other party may then elect either to sell its proportionate ownership interest in the joint venture based on that value or to purchase the initiating party’s ownership interest based on such valuation.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
On April 15, 2011, the joint venture acquired Northwoods Crossing shopping center, located near Boston, Massachusetts. The purchase price was approximately $23.4 million, including the assumption of a $14.4 million first mortgage maturing in 2016 and bearing interest at 6.4% per annum.
The Company earned fees from the joint venture of approximately $0.7 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively, and $1.9 million and $2.0 million for the nine months ended September 30, 2011 and 2010, respectively, representing accounting fees, management fees, acquisition fees and financing fees. Such fees are included in other revenues in the accompanying statements of operations. At September 30, 2011, the Company was owed approximately $1.6 million related principally to such fees.
During the three and nine months ended September 30, 2010, the Company recorded impairment charges of approximately $0.2 million and $2.3 million, respectively, related principally to the remaining completion work at the Blue Mountain Commons property transferred to the joint venture in December 2009. In connection with the joint venture transactions, the Company paid fees to its investment advisor of approximately $2.2 million for the nine months ended September 30, 2010, which are included in transaction costs in the accompanying statement of operations.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
The following summarizes certain financial information related to the Company’s investment in the Cedar/RioCan unconsolidated joint venture at September 30, 2011 and December 31, 2010, respectively, and for the three and nine months ended September 30, 2011 and 2010, respectively:

	September 30, 2011	December 31, 2010
Assets:
Real estate, net (a)	$536,662,000	$524,447,000
Cash and cash equivalents	11,215,000	5,934,000
Restricted cash	3,488,000	4,464,000
Rent and other receivables	3,365,000	2,074,000
Straight-line rent	2,282,000	1,000,000
Deferred charges, net	6,959,000	13,269,000
Other assets	13,166,000	8,514,000

Total assets	$577,137,000	$559,702,000

Liabilities and partners’ capital:
Mortgage loans payable (a) (b)	$318,960,000	$293,400,000
Due to the Company	1,626,000	6,036,000
Unamortized lease liability	23,483,000	24,573,000
Other liabilities	7,966,000	7,738,000

Total liabilities	352,035,000	331,747,000

Preferred stock	97,000	97,000

Partners’ capital:
RioCan	179,918,000	181,239,000
The Company	45,087,000	46,619,000

Total partners’ capital	225,005,000	227,858,000

Total liabilities and partners’ capital	$577,137,000	$559,702,000

(a)
The joint venture’s property-specific mortgage loans payable are collateralized by all of the joint venture’s real estate, and bear interest at rates ranging from 4.1% to 6.4% per annum, a weighted average of 5.0% per annum.

(b)
In June 2011, the joint venture refinanced a $12.3 million, 7.2% fixed-rate mortgage originally due in June 2011. The new $14.8 million fixed-rate mortgage bears interest at 5.0% per annum, with principal and interest payments based on a 30-year amortization schedule, and matures in July 2021. In August 2011, the joint venture refinanced a $43.3 million, 4.8% fixed-rate mortgage originally due in November 2011. The new $44.0 million fixed-rate mortgage bears interest at 4.1% per annum, with principal and interest payments based on a 30-year amortization schedule, and matures in August 2016.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Revenues	$15,538,000	$6,812,000	$46,827,000	$15,058,000
Property operating and other expenses	1,361,000	629,000	5,327,000	1,837,000
Management fees to the Company	501,000	228,000	1,451,000	503,000
Real estate taxes	1,826,000	841,000	5,377,000	1,659,000
Acquisition transaction costs	55,000	3,867,000	913,000	4,461,000
General and administrative	87,000	56,000	219,000	155,000
Depreciation and amortization	5,339,000	1,665,000	15,479,000	3,460,000
Interest and other non-operating expenses, net	4,835,000	2,335,000	13,914,000	4,166,000

Net income (loss)	$1,534,000	$(2,809,000)	$4,147,000	$(1,183,000)

RioCan	1,207,000	(2,243,000)	3,318,000	(946,000)
The Company	327,000	(566,000)	829,000	(237,000)

	$1,534,000	$(2,809,000)	$4,147,000	$(1,183,000)

Discontinued operations, land dispositions and write-off of investment in unconsolidated joint venture
In connection with management’s review of the Company’s portfolio and operations, the Company has determined (1) to exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions (12 properties “held for sale” as of September 30, 2011), (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties (14 properties “held for sale” as of September 30, 2011), and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets (seven properties “held for sale/conveyance” as of September 30, 2011). In addition, discontinued operations reflect the anticipated consummation of the Homburg joint venture buy/sell transactions (seven properties “held for sale” as of September 30, 2011).

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable to be assumed by the buyers (or conveyed to the mortgagee), have been reclassified as “held for sale/conveyance” on the Company’s consolidated balance sheets at September 30, 2011 and December 31, 2010. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented. Impairment charges relating to operating properties are included in discontinued operations in the accompanying statements of operations; impairment charges relating to land parcels are included in operating income in the accompanying statements of operations. The impairment charge amounts included in operating income for the 2010 periods relate to properties transferred to the Cedar/RioCan joint venture. The following is a summary of these charges:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Impairment charges — land parcels	$7,419,000	$—	$7,419,000	$—

Impairment charges — properties transferred to Cedar/RioCan joint venture	$—	$155,000	$—	$2,272,000

Write-off of investment in unconsolidated joint venture	$—	$—	$7,961,000	$—

Impairment charges — properties held for sale/conveyance	$64,671,000	$34,000	$87,287,000	$3,276,000

Impairment charges included in discontinued operations for the three months ended September 30, 2011 included $1.4 million related to the Discount Drug Mart portfolio, $31.4 million related to malls, $2.7 million related to single-tenant/triple-net-lease properties, $26.8 million related to development projects and other non-core properties, and $2.4 million related to the Homburg joint venture properties. Impairment charges for the nine months ended September 30, 2011 included $11.2 million related to the Discount Drug Mart portfolio, $33.0 million related to malls, $4.8 million related to single-tenant/triple-net-lease properties, $35.9 million related to development projects and other non-core properties, and $2.4 million related to the Homburg joint venture properties.
The impairment charges were based on a comparison of the carrying values of the properties with either (1) the actual sales price less costs to sell for the properties sold or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses if no contract amounts were as yet being negotiated, as discussed in more detail in Note 2 — “Fair Value Measurements”, (3) an “as is” appraisal with respect to the single-tenant property in Philadelphia, Pennsylvania to be conveyed to the mortgagee, or (4) with respect to the land parcels, estimated sales prices. Prior to the Company’s plan to dispose of properties reclassified to “held for sale/conveyance”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflected that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria in 2011, such properties were written down to their estimated fair values as described above.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
The following is a summary of the components of loss from discontinued operations for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Rents	$6,427,000	$7,280,000	$20,691,000	$22,390,000
Expense recoveries	1,651,000	1,725,000	5,090,000	5,359,000
Other	10,000	36,000	369,000	131,000

Total revenues	8,088,000	9,041,000	26,150,000	27,880,000

Expenses:
Operating, maintenance and management	2,021,000	2,264,000	7,098,000	7,567,000
Real estate and other property-related taxes	1,334,000	1,389,000	4,129,000	4,076,000
Depreciation and amortization	1,645,000	3,034,000	5,236,000	8,695,000
Interest expense	2,469,000	2,036,000	6,866,000	6,134,000

	7,469,000	8,723,000	23,329,000	26,472,000

Income from discontinued operations before impairment charges	619,000	318,000	2,821,000	1,408,000
Impairment charges	(64,671,000)	(34,000)	(87,287,000)	(3,276,000)

(Loss) income from discontinued operations	$(64,052,000)	$284,000	$(84,466,000)	$(1,868,000)

Gain on sales of discontinued operations	$—	$—	$502,000	$170,000

In addition to the three and 12 Ohio property transactions discussed below, during the nine months ended September 30, 2011, the Company completed the following sales of properties “held for sale/conveyance”: on February 14, 2011, the sale of a development land parcel for approximately $1.9 million, which approximated its adjusted carrying value; on March 30, 2011, the sale of two properties for approximately $3.8 million, which approximated their adjusted carrying values; and on April 15, 2011, the sale of one property for approximately $10.8 million, which was approximately $0.5 million in excess of its adjusted carrying value.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Homburg Joint Venture. In February 2011, Homburg Invest Inc. (“HII”) exercised its buy/sell option pursuant to the terms of the joint venture agreements for each of the nine properties owned by the venture. The offered values for the properties, in the aggregate, amounted to approximately $55.0 million over existing property-specific financing (approximately $101.2 million at September 30, 2011). Currently, the Company has made elections to purchase HII’s 80% interest in two of the nine properties, Meadows Marketplace, located in Hershey, Pennsylvania and Fieldstone Marketplace, located in New Bedford, Massachusetts. At the closing, the Company will pay approximately $5.5 million to HII for its 80% interest in the two properties; the outstanding balances of the mortgage loans payable on the properties were approximately $27.8 million at September 30, 2011. The Company also determined not to meet HII’s buy/sell offers for each of the remaining seven properties, which are now being treated as “held for sale/conveyance”. At the closing, the Company will receive proceeds of approximately $8.3 million from HII for its 20% interest in the seven properties; the outstanding balances of the mortgage loans payable on the properties aggregated approximately $73.5 million at September 30, 2011. The Company’s property management agreements for the seven properties will terminate upon the closing of the sale. Although there are still uncertainties with respect to the obtaining of the required approvals of the lenders holding mortgages on the properties, the Company now believes that the contemplated transactions will close in early 2012, thus meeting the “held for sale criteria” as of September 30, 2011.
Philadelphia Redevelopment Property. As more fully discussed in Note 1 — “Organization and Basis of Preparation”, the tenant at two properties, one owned in an unconsolidated joint venture and the other owned 100% by the Company, vacated both premises in April 2011, at which time the Company’s wholly-owned subsidiary had a CMBS non-recourse first mortgage loan secured by the property in the amount of $12.9 million, maturing in March 2012 (and guaranteed by the Company to the extent of $250,000). No payments have been made on the 100%-owned property mortgage since May 2011, although the Company has been accruing interest expense and will pay real estate taxes and other property-maintenance expenses as they become due. The Company is arranging a conveyance of the property to the mortgagee by a deed-in-lieu of foreclosure process, whereby the Company’s subsidiary would be released from all obligations, including any unpaid principal and interest (other than the aforementioned $250,000 guaranty). At the time of such conveyance, although the Company recorded an impairment charge of $9.1 million, the Company would recognize a gain based on the excess of the carrying amount of the liabilities (mortgage principal, accrued interest and accrued real estate taxes) over the carrying amount of the property (approximately $6.4 million as of September 30, 2011).
Ohio Properties. Impairment charges related to these properties recorded in the nine months ended September 30, 2011 included additional charges of approximately $7.9 million and $2.6 million for the three month periods ended March 31 and June 30, 2011, respectively, principally representing adjustments to the net realizable values of certain of the properties treated as “held for sale/conveyance” as of December 31, 2010. The additional charges were based principally on changes in the structure of previously-negotiated transactions, whereby (1) the Company terminated a contract to swap three properties for certain land parcels in Ohio and instead entered into a new agreement to sell the properties for cash and assumption of existing debt, and (2) as a result of amending its contract for the sale of additional “held for sale/conveyance” properties (now 12 in number — see below), the Company revalued the properties on an individual, and not portfolio, basis (the buyers in both cases being members of the group from which the Company originally acquired substantially all of its drug store/convenience centers).

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
On April 27, 2011, the Company made a two-year $4.1 million loan to the developers of a site located in Columbus, Ohio (the developers are certain other members of the group from which the Company acquired substantially all of its drug store/convenience centers). The loan was made in consideration of the borrowers facilitating (but not being parties to) the contract for the sale of the 12 properties. The loan (which may be increased, under certain conditions, by an additional $300,000) bears interest at 6.25% per annum and is collateralized by a first mortgage on the development parcel, which has an appraised value in excess of $8 million.
On April 29, 2011, the Company entered into a contract, as subsequently amended, for the sale of 12 properties, subject to the obtaining of approvals of the lenders holding mortgages on the properties, with a closing anticipated during the latter part of 2011. The $28.0 million net aggregate sales price for the properties, after reflecting estimated closing costs and expenses, includes mortgage loans payable to be assumed (approximately $19.4 million at September 30, 2011), and approximates the properties’ carrying values.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Note 4. Mortgage Loans Payable and Secured Revolving Credit Facilities
Secured debt is comprised of the following at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010 (a)
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages (a)	$527,197,000	5.8%	5.0% - 7.6%	$487,957,000	5.9%	5.0% - 7.6%
Variable-rate mortgage (a)	63,768,000	3.5%		62,568,000	2.5%

Total property-specific mortgages	590,965,000	5.6%		550,525,000	5.6%
Stabilized property credit facility	74,035,000	5.5%		29,535,000	5.5%
Development property credit facility	92,282,000	2.5%		103,062,000	2.5%

	$757,282,000	5.2%		$683,122,000	5.1%

Mortgage loans payable related to real estate held for sale/conveyance — discontinued operations (a)

Fixed-rate mortgages	$129,214,000	5.6%	5.0% - 6.5%	$135,991,000	5.6%	5.0% - 6.5%
Variable-rate mortgage	18,900,000	5.9%		21,000,000	5.9%

	$148,114,000	5.6%		$156,991,000	5.6%

(a)	Restated to reflect the reclassifications of properties subsequently treated as “held for sale/conveyance”.
On July 6, 2011, the Company refinanced a property that had collateralized the development property credit facility. The new fixed-rate mortgage, aggregating $16.5 million, bears interest at 5.2% per annum, with principal payments based on a 25-year amortization schedule, and maturing in July 2021. The proceeds reduced the balances under the development property credit facility and the stabilized property credit facility by $10.8 million and $5.7 million, respectively.
The variable-rate mortgage represents a $64.0 million construction facility, as amended, with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture ground-up development property in Pottsgrove, Pennsylvania as collateral for borrowings thereunder. The facility is guaranteed by the Company and will expire, as extended, on November 26, 2011. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 325 basis points (“bps”), or the agent bank’s prime rate. Borrowings outstanding under the facility aggregated $63.8 million at September 30, 2011, and such borrowings bore interest at a rate of 3.5% per annum. As of September 30, 2011, the Company was in compliance with the financial covenants as required by the terms of the construction facility. Subsequent to September 30, 2011, the Company concluded an amended and restated facility with principally the same lenders, for an availability of up to $70.7 million, bearing interest at the Company’s option at either LIBOR plus a spread of 275 bps or the agent bank’s prime rate plus a spread of 125 bps, with principal payable based on a 30-year amortization schedule, and maturing in October 2013, subject to a one-year extension option.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
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
Borrowings outstanding under the facility aggregated $74.0 million at September 30, 2011. Such borrowings bore interest at an average rate of 5.5% per annum, and the Company had pledged 22 of its shopping center properties as collateral for such borrowings, including six properties which are being treated as “real estate held for sale/conveyance”.
The stabilized property credit facility is available to fund acquisitions, remaining development and redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of September 30, 2011, the Company was permitted to draw up to approximately $137.4 million ($122.1 million if the collateral properties being treated as “held for sale/conveyance” were removed), of which approximately $63.4 million remained available as of that date. As of September 30, 2011, the Company was in compliance with the financial covenants as required by the terms of the stabilized property credit facility.

Cedar Realty Trust, Inc.
Notes to Consolidated Financial Statements
September 30, 2011
(unaudited)
Development Property Revolving Credit Facility
The Company has a $150 million development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its ground-up development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject principally to acceptable collateral and the availability of additional lender commitments. In June 2011, the Company exercised its one-year extension option and the loan is now due on June 13, 2012. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been, and will be, used to fund in part the Company’s and certain consolidated joint ventures’ development activities. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $92.3 million at September 30, 2011, and such borrowings bore interest at a rate of 2.5% per annum. As of September 30, 2011, the Company was in compliance with the as financial covenants required by the terms of the development property credit facility.
Note 5. Common Stock
The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) covering up to 5.0 million shares of its common stock. The DRIP offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock at 98% of their market value. On March 17, 2011, an amendment to the DRIP became effective to have all stock purchased at 100% of their market value which was approved by the Board of Directors of the Company. During the nine months ended September 30, 2011, the Company issued 692,000 shares of its common stock at an average price of $6.02 per share and realized proceeds after expenses of approximately $4.1 million.
In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a then minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution adjustments, are fully vested, and will expire on May 31, 2012.
Note 6. Subsequent Events
In determining subsequent events, management reviewed all activity from October 1, 2011 through the date of filing this Quarterly Report on Form 10-Q.
On October 27, 2011, the Company’s Board of Directors declared a dividend of $0.09 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared a dividend of $0.5546875 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on November 21, 2011 to shareholders of record on November 11, 2011. The Company presently anticipates that the quarterly dividend rate for 2012 may be reduced to $0.05 per share, although each dividend payment must be approved by the Company’s Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.
Executive Summary
The Company is a fully-integrated real estate investment trust which currently focuses primarily on ownership and operation of supermarket-anchored shopping centers. The Company has determined (1) to exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions (12 properties “held for sale” as of September 30, 2011), (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties (14 properties “held for sale” as of September 30, 2011), and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets (seven properties “held for sale/conveyance” as of September 30, 2011). In addition, discontinued operations reflect the anticipated consummation of the Homburg joint venture buy/sell transactions (seven properties “held for sale” as of September 30, 2011). At September 30, 2011, the Company owned and managed a portfolio of 70 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.5 million square feet of GLA. In addition, the Company has an ownership interest in 22 operating properties, with approximately 3.7 million square feet of GLA, through its Cedar/RioCan joint venture in which the Company has a 20% interest. The entire managed portfolio, including the Cedar/RioCan properties, was approximately 92.9% leased at September 30, 2011.
The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At September 30, 2011, the Company owned 98.0% of the Operating Partnership and is its sole general partner. The approximately 1.4 million OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.
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
Real Estate Investments
Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based on estimated useful lives. Expenditures for maintenance, repairs and betterments that do not materially prolong the normal useful life of an asset are charged to operations as incurred. Expenditures for betterments that substantially extend the useful lives of real estate assets are capitalized. Real estate investments include costs of ground-up development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. The Company is required to make subjective estimates as to the useful lives of its real estate assets for purposes of determining the amount of depreciation to reflect on an annual basis. These assessments have a direct impact on net income. A shorter estimate of the useful life of an asset would have the effect of increasing depreciation expense and lowering net income, whereas a longer estimate of the useful life of an asset would have the effect of reducing depreciation expense and increasing net income.

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
Stock-Based Compensation
The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) establishes the procedures for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 4,850,000 (including a 2,100,000 share increase approved by shareholders on June 15, 2011), and the maximum number of shares that may be granted to a participant in any calendar year is 250,000. All grants issued pursuant to the Incentive Plan are “restricted stock grants” which generally vest (i) at the end of designated time periods for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants. Time—based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. These value estimates have a direct impact on net income, because higher valuations would result in lower net income, whereas lower valuations would result in higher net income. The value of such grants is being expensed on a straight-line basis over the respective vesting periods.

Results of Operations
Differences in results of operations between 2011 and 2010 were primarily the result of the Company’s property disposition program resulting from its determination (1) to exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions (12 properties “held for sale” as of September 30, 2011), (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties (14 properties “held for sale” as of September 30, 2011), and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets (seven properties “held for sale/conveyance” as of September 30, 2011). In addition, the Company determined not to proceed with the redevelopment of two vacant single-tenant, adjacent land parcels in Philadelphia, Pennsylvania (one owned in joint venture and the other 100%-owned by the Company). Since January 1, 2010, the Company has sold, or has treated as “held for sale/conveyance”, 47 properties aggregating approximately 3.1 million square feet of GLA. Properties “held for sale/conveyance” also reflect the anticipated consummation of the Homburg joint venture buy/sell transactions. As a result, in addition to an $8.0 million write-off of its redevelopment joint venture investment in June 2011, the Company has recorded impairment charges related to discontinued operations of $72.1 million and $34,000 during the three months ended September 30, 2011 and 2010, respectively and $94.7 million and $3.3 million during the nine months ended September 30, 2011 and 2010, respectively. Results for the nine months ended September 30, 2011 also include management transition charges of approximately $6.5 million. Differences in results of operations between 2011 and 2010 also reflect increased results from a greater number of properties owned by the unconsolidated Cedar/RioCan joint venture, as well as more ground-up development and redevelopment projects coming on line.
Net (loss) attributable to common shareholders was $(70.1) million and $(6.8) million for the three months ended September 30, 2011 and 2010, respectively, and $(110.1) million and $(14.5) million for the nine months ended September 30, 2011 and 2010, respectively.

Comparison of the three months ended September 30, 2011 to 2010

						Properties
			Increase	Percent		held in
	2011	2010	(decrease)	change	Other	both periods

Total revenues	$33,460,000	$31,710,000	$1,750,000	6%	$1,331,000	$419,000
Property operating expenses	10,577,000	9,660,000	917,000	9%	371,000	546,000
Depreciation and amortization	9,801,000	8,846,000	955,000	11%	530,000	425,000
General and administrative	2,899,000	2,421,000	478,000	20%
Impairments	7,419,000	155,000	7,264,000
Acquisition transaction costs and terminated projects	—	2,043,000	(2,043,000)
Non-operating income and expense:
Interest expense and financing cost amortization	10,475,000	10,523,000	(48,000)	0%
Accelerated write-off of deferred financing costs	—	2,552,000	(2,552,000)
Equity in income (loss) of unconsolidated joint ventures	327,000	(288,000)	615,000
Other	171,000	3,000	168,000
Discontinued operations:
Income from operations	619,000	318,000	301,000
Impairment charges	64,671,000	34,000	64,637,000
Properties held in both periods. The Company held 67 properties (excluding properties “held for sale/conveyance”) throughout the three months ended September 30, 2011 and 2010.
Total revenues were higher primarily as a result of increases in (i) base rents related to continued leasing at ground-up and redevelopment properties ($0.4 million), (ii) base rents at operating properties ($0.3 million), (iii) straight-line rents at operating properties ($0.2 million), (iv) amortization of intangible lease liabilities, based on the mix of scheduled amortization being completed for above-market and below-market leases ($0.3 million), (v) expense recoveries at ground-up and redevelopment properties ($0.2 million), (vi) expense recoveries at operating properties ($0.1 million), offset by (vii) lower other income, predominately lower acquisition fees in 2011 compared with 2010 ($0.9 million), and (viii) less straight-line rent adjustments at ground-up and redevelopment properties ($0.2 million).
Property operating expenses were higher primarily as a result of increases in (i) payroll expense ($0.2 million), (ii) unallocated corporate expenses ($0.2 million), (iii) management fees ($0.1 million), and (iv) other operating expenses ($0.2 million), offset by decreases in (v) bad debt expense ($0.1 million), and (vi) utility expenses ($0.1 million).

Depreciation and amortization expenses increased primarily as a result of additional ground-up and redevelopment properties being placed into service.
General and administrative expenses were higher primarily as a result of increases in (i) payroll and payroll related expenses ($0.2 million), and (ii) legal, accounting and other professional fees ($0.3 million).
Impairments for 2011 relate principally to land parcels treated as “held for sale”, as more fully discussed elsewhere in this report. Impairments for 2010 relate principally to properties initially transferred to the Cedar/RioCan joint venture.
Acquisition transaction costs and terminated projects were lower in 2011 primarily due to fees accrued in 2010 to the Company’s advisor related to the RioCan joint venture transactions.
Accelerated write-off of deferred financing fees in 2010 resulted from the Company, at its option, reducing the commitments under the stabilized property credit facility from $285.0 million to $185.0 million.
Equity in income (loss) of unconsolidated joint ventures was higher in 2011 as a result of an increase in operating results from the Cedar/RioCan joint venture, primarily lower acquisition transaction costs in 2011 compared to those incurred in 2010 ($0.9 million), offset by no operating results in 2011 as compared with 2010 from the joint venture redevelopment property in Philadelphia (as more fully discussed elsewhere in this report — $0.3 million).
Other increased primarily as a result of (i) gain on sale of a land parcel ($0.1 million) and (ii) interest income related to loans receivable ($0.1 million).
Discontinued operations for 2011 and 2010 include the results of operations, impairment charges and gain on sales for properties sold or treated as “held for sale/conveyance”, as more fully discussed elsewhere in this report.
The “Other” column includes the results of operations for properties acquired after January 1, 2010.

Comparison of the nine months ended September 30, 2011 to 2010

						Properties
			Increase	Percent		held in
	2011	2010	(decrease)	change	Other	both periods

Total revenues	$100,659,000	$99,128,000	$1,531,000	2%	$686,000	845,000
Property operating expenses	33,087,000	31,144,000	1,943,000	6%	200,000	1,743,000
Depreciation and amortization	27,844,000	26,942,000	902,000	3%	1,605,000	(703,000)
General and administrative	8,115,000	6,738,000	1,377,000	20%
Management transition charges	6,530,000	—	6,530,000
Impairments	7,419,000	2,272,000	5,147,000
Acquisition transaction costs and terminated projects, net	1,169,000	3,365,000	(2,196,000)
Non-operating income and expense:
Interest expense and financing cost amortization	31,155,000	33,174,000	(2,019,000)	-6%
Accelerated write-off of deferred financing costs	—	2,552,000	(2,552,000)
Unconsolidated joint ventures:
Equity in income	1,152,000	547,000	605,000
Write off of investment	7,961,000	—	7,961,000
Other	346,000	12,000	334,000
Discontinued operations:
Income from operations	2,821,000	1,408,000	1,413,000
Impairment charges	87,287,000	3,276,000	84,011,000
Gain on sales	502,000	170,000	332,000
Properties held in both periods. The Company held 67 properties (excluding properties “held for sale/conveyance”) throughout the nine months ended September 30, 2011 and 2010.
Total revenues were higher primarily as a result of increases in (i) base rents related to continued leasing at ground-up and redevelopment properties ($1.2 million), (ii) base rents at operating properties ($0.6 million), (iii) tenant recoveries at ground-up and redevelopment properties ($0.5 million), (iv) tenant recoveries at operating properties ($0.2 million), (v) percentage rent ($0.1 million), (vi) other income, predominately from nine months of management of the Cedar/RioCan joint venture properties acquired throughout 2010, reduced by lower acquisition fees in 2011 compared with 2010 ($0.1 million), offset by decreases in (vii) amortization of intangible lease liabilities, based on the mix of scheduled amortization being completed for above-market and below-market leases ($1.5 million), (viii) straight-line rent adjustments at ground-up and redevelopment properties ($0.3 million), and (ix) straight-line rent adjustments at operating properties ($0.1 million).

Property operating expenses were higher primarily as a result of increases in (i) unallocated corporate expenses ($0.9 million), (ii) snow removal costs ($0.4 million), (iii) management fees ($0.2 million), (iv) bad debt expense ($0.2 million), (v) other operating expenses ($0.1 million), and (vi) billable tenant charges ($0.1 million), offset by decreases in utility expenses ($0.2 million).
Depreciation and amortization expenses were lower primarily as a result of decreases (i) related to completion of scheduled amortization of lease intangibles ($1.6 million), offset by increases (ii) resulting from ground-up and redevelopment properties being placed into service ($0.5 million) and (iii) depreciation expense at operating properties ($0.4 million).
General and administrative expenses were higher primarily as a result of (i) a legal settlement received in 2010 in the Company’s favor ($0.5 million), and increases in (ii) legal, accounting and other professional fees ($0.4 million), (iii) payroll and payroll related expenses ($0.3 million), and (iv) computer and other office expenses ($0.3 million), offset by a decrease in mark-to-market adjustments related to stock-based compensation ($0.1 million).
Management transition charges in 2011 relate to the retirement of the Company’s then Chairman of the Board, CEO and President, and the end of the employment of the Company’s then Chief Financial Officer, and include (i) an aggregate of approximately $3.7 million in cash severance payments (including the cost of related payroll taxes and benefits), (ii) the write off of all amounts related to the vesting of restricted share grants (an aggregate of approximately $2.0 million), and (iii) approximately $0.8 million of other costs, primarily professional fees and expenses related to the hiring of a new President/CEO and Chief Financial Officer.
Impairments for 2011 relate principally to land parcels treated as “held for sale”, as more fully discussed elsewhere in this report. Impairments for 2010 relate principally to properties initially transferred to the Cedar/RioCan joint venture.
Acquisition transaction costs and terminated projects in 2011 relate principally to (i) the acquisition of one property ($0.3 million), and (ii) the write-off of costs related to development projects that the Company determined would not go forward ($0.9 million). Acquisition transaction costs and terminated projects in 2010 relate principally to (i) fees accrued to the Company’s advisor related to the RioCan joint venture transactions ($2.0 million), and (ii) the write-off of a development project that the Company determined would not go forward ($1.3 million).
Accelerated write-off of deferred financing fees in 2010 resulted from the Company, at its option, reducing the commitments under the stabilized property credit facility from $285.0 million to $185.0 million.
Equity in income of unconsolidated joint ventures was higher in 2011 as a result of an increase in operating results ($0.4 million) and lower acquisition transaction costs in 2011 compared to those incurred in 2010 ($0.7 million) from the Cedar/RioCan joint venture, offset by lower operating results in 2011 as compared with 2010 from the joint venture redevelopment property in Philadelphia (as more fully discussed elsewhere in this report — $0.5 million).

Write-off of investment in unconsolidated joint venture relates to the aforementioned redevelopment joint venture, as more fully discussed elsewhere in this report.
Other increased primarily as a result of (i) gain on the sale of a land parcel ($0.1 million) and (ii) interest income related to loans receivable ($0.2 million).
Discontinued operations for 2011 and 2010 include the results of operations, impairment charges and gain on sales of properties sold or treated as “held for sale/conveyance”, as more fully discussed elsewhere in this report.
The “Other” column includes the results of operations for properties acquired after January 1, 2010.
Liquidity and Capital Resources
The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common dividend distributions, if made, and distributions to minority interest partners, if made, primarily from its operations and distributions received from the Cedar/RioCan joint venture. The Company has also used its stabilized property credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, development and/or redevelopment costs, capital improvements, joint venture contributions, and maturing debt initially with its credit facilities and construction financing, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, distributions from the Cedar/RioCan joint venture, and the sale of properties or interests therein (including joint venture arrangements). Although the Company believes it has access to secured financing, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, net proceeds from the contribution of properties to joint ventures, or proceeds from the refinancing of existing debt.
The Company has a $185 million stabilized property credit facility with Bank of America, N.A. as administrative agent, together with three other lead lenders and other participating banks. The facility is expandable to $400 million, subject principally to acceptable collateral and the availability of additional lender commitments and will expire on January 31, 2012, subject to a one-year extension option. The principal terms of the facility include (i) an availability based primarily on appraisals, with a 67.5% advance rate, (ii) an interest rate based on LIBOR plus 350 bps, with a 200 bps LIBOR floor, (iii) a leverage ratio limited to 67.5%, and (iv) an unused portion fee of 50 bps. Borrowings outstanding under the facility aggregated $74.0 million at September 30, 2011; such borrowings bore interest at a rate of 5.5% per annum. The Company had pledged 22 of its shopping center properties as collateral for such borrowings, including six properties which are being treated as “held for sale/conveyance”.

The stabilized property credit facility is available to fund acquisitions, remaining redevelopment activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. The facility is subject to customary financial covenants, including limits on leverage and distributions (limited to 95% of funds from operations, as defined), and other financial statement ratios. Based on covenant measurements and collateral in place as of September 30, 2011, the Company was permitted to draw up to approximately $137.4 million ($122.1 million if the collateral properties being treated as “held for sale/conveyance” were removed), of which approximately $63.4 million remained available as of that date. As of September 30, 2011, the Company was in compliance with the financial covenants as required by the terms of the stabilized property credit facility.
The Company has a $150 million development property credit facility with KeyBank, National Association (as agent) and several other banks, pursuant to which the Company has pledged certain of its ground-up development projects and redevelopment properties as collateral for borrowings thereunder. The facility, as amended, is expandable to $250 million, subject to certain conditions, including acceptable collateral, and the availability of additional lender commitments. In June 2011, the Company exercised its one-year extension option and the loan is now due on June 13, 2012. Borrowings under the facility bear interest at the Company’s option at either LIBOR or the agent bank’s prime rate, plus a spread of 225 bps or 75 bps, respectively. Advances under the facility are calculated at the least of 70% of aggregate project costs, 70% of “as stabilized” appraised values, or costs incurred in excess of a 30% equity requirement on the part of the Company. The facility also requires an unused portion fee of 15 bps. This facility has been and will be used to fund in part the Company’s and certain joint ventures’ development activities. In order to draw funds under this construction facility, the Company must meet certain pre-leasing and other conditions. Borrowings outstanding under the facility aggregated $92.3 million at September 30, 2011, and such borrowings bore interest at a rate of 2.5% per annum. As of September 30, 2011, the Company was in compliance with the financial covenants as required by the terms of the development property credit facility.
The variable-rate mortgage represents a $64.0 million construction facility, as amended, with Manufacturers and Traders Trust Company (as agent) and several other banks, pursuant to which the Company has pledged its joint venture ground-up development property in Pottsgrove, Pennsylvania as collateral for borrowings thereunder. The facility is guaranteed by the Company and will expire, as extended, on November 26, 2011. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 325 bps, or the agent bank’s prime rate. Borrowings outstanding under the facility aggregated $63.8 million at September 30, 2011, and such borrowings bore interest at a rate of 3.5% per annum. As of September 30, 2011, the Company was in compliance with the financial covenants as required by the terms of the construction facility. Subsequent to September 30, 2011, 2011, the Company concluded an amended and restated facility with principally the same lenders, for an availability of up to $70.7 million, bearing interest at the Company’s option at either LIBOR plus a spread of 275 bps or the agent bank’s prime rate plus a spread of 125 bps, with principal payable based on a 30-year amortization schedule, and maturing in October 2013, subject to a one-year extension option.
Other property-specific mortgage loans payable at September 30, 2011 consisted of fixed-rate notes totaling $527.2 million, with a weighted average interest rate of 5.8%. For the remainder of 2011, the Company has approximately $2.0 million of scheduled debt principal amortization payments and no additional balloon payments.

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
The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) covering up to 5.0 million shares of its common stock. The DRIP offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock at 98% of their market value. On March 17, 2011, an amendment to the DRIP became effective to have all stock purchased at 100% of their market value which was approved by the Board of Directors of the Company. During the nine months ended September 30, 2011, the Company issued 692,000 shares of its common stock at an average price of $6.02 per share and realized proceeds after expenses of approximately $4.1 million.
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
Net Cash Flows
Operating Activities
Net cash flows provided by operating activities amounted to $21.4 million and $20.2 million during the nine months ended September 30, 2011 and 2010, respectively. The comparative changes on operating cash flows during the respective periods were primarily the result of increased operating cash flows from (a) the larger portfolio of properties owned by the Cedar/RioCan joint venture, resulting in greater distributions, (b) ground-up development and redevelopment projects coming on line, and (c) collections of joint venture settlements, offset by (d) disbursements relating to management transition charges, and (e) reduced operating cash flows from properties sold or treated as “held for sale/conveyance”, including the two vacant Philadelphia single-tenant properties (one owned in joint venture and the other wholly-owned), the redevelopment of which the Company determined would not go forward.

Investing Activities
Net cash flows used in investing activities were $67.1 million and $5.4 million for the nine months ended September 30, 2011 and September 30, 2010, respectively. During the nine months ended September 30, 2011, the Company (i) acquired one shopping center and incurred expenditures for property improvements (an aggregate of $76.1 million), (ii) made loans and other advances ($4.6 million), and (iii) investments in and advances to unconsolidated joint ventures ($4.2 million) (iv) construction escrows and other ($2.7 million) , offset by the receipt of net proceeds from (v) the sales of properties treated as discontinued operations and other real estate ($11.7 million), (vi) additional settlement payments related to the original transfers of properties to the Cedar/RioCan joint venture ($4.8 million), and (vii) distributions of capital from unconsolidated joint ventures ($4.0 million). During the nine months ended September 30, 2010, the Company (i) made investments in the Cedar/RioCan joint venture ($30.4 million) and (ii) incurred expenditures for property improvements ($20.8 million), offset by (iii) proceeds from the transfer of five properties to the Cedar/RioCan joint venture ($31.4 million net of a settlement receivable of $0.9 million), (iv) distributions of capital from unconsolidated joint ventures ($7.7 million), (v) construction escrows and other ($4.6 million) and (vi) the sales of properties treated as discontinued operation and other real estate ($2.1 million).
Financing Activities
Net cash flows provided by financing activities were $43.2 million for the nine months ended September 30, 2011 and net cash flows used in financing activities were $19.8 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the Company had net proceeds from (i) mortgage financings ($45.8 million), (ii) net advances from its revolving credit facilities ($33.7 million), (iii) sales of common stock ($4.3 million), and (iv) a contribution from consolidated joint venture minority interest ($0.3 million), offset by (v) preferred and common stock dividend distributions ($29.0 million), (vi) repayment of mortgage obligations ($9.3 million), and (vii) distributions paid to noncontrolling interests (minority interests and limited partners — $2.6 million). During the nine months ended September 30, 2010, the Company (i) had net repayments to its revolving credit facilities ($131.2 million), (ii) preferred and common stock distributions ($22.4 million), (iii) repayment of mortgage obligations ($18.6 million, including $11.0 million of mortgage balloon payments), (iv) termination payments relating to interest rate swaps ($5.5 million), (v) redemptions of OP Units ($2.8 million), (vi) distributions paid to noncontrolling interests (consolidated minority interest and limited partners - $2.7 million), and (vii) the payment of debt financing costs ($1.1 million), offset by (viii) the proceeds from sales of preferred and common stock ($138.3 million), (ix) the proceeds of mortgage financings ($16.2 million), and (x) the proceeds from the exercise of the RioCan warrant ($10.0 million).

Funds From Operations
Funds From Operations “FFO” is a widely-recognized non-GAAP financial measure for REITs that the Company believes, when considered with financial statements determined in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand a REIT’s operating performance. The Company considers FFO an important supplemental measure of its operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs.
The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). In addition, NAREIT has recently clarified its computation of FFO so as to exclude impairment charges for all periods presented. FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table is a reconciliation of net loss attributable to common shareholders to FFO for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net loss attributable to common shareholders	$(70,105,000)	$(6,780,000)	$(110,082,000)	$(14,521,000)
Add (deduct):
Real estate depreciation and amortization	11,393,000	11,831,000	32,926,000	35,486,000
Noncontrolling interests:
Limited partners’ interest	(1,455,000)	(196,000)	(2,294,000)	(488,000)
Minority interests in consolidated joint ventures	(3,285,000)	(194,000)	(3,332,000)	194,000
Minority interests’ share of FFO applicable to consolidated joint ventures	418,000	(1,340,000)	(2,146,000)	(4,717,000)
Impairment charges and write off of joint venture interest	70,210,000	189,000	100,371,000	5,548,000
Gain on sales of discontinued operations	—	—	(502,000)	(170,000)
Equity in (income) loss of unconsolidated joint ventures	(327,000)	288,000	(1,152,000)	(547,000)
FFO from unconsolidated joint ventures	1,374,000	146,000	4,438,000	1,566,000

FFO	8,223,000	3,944,000	18,227,000	22,351,000

Weighted average number of diluted common shares:
Common shares	69,759,000	65,835,000	68,368,000	63,025,000
OP units	1,415,000	1,892,000	1,415,000	1,941,000

	71,174,000	67,727,000	69,783,000	64,966,000

FFO per share available for common shareholders, basic and diluted	$0.12	$0.06	$0.26	$0.34

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
The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures, ground-up development/redevelopment activities, and expand its real estate investment portfolio, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. Additionally, the Company has a policy of entering into derivative contracts only with major financial institutions. At September 30, 2011, the Company had approximately $36.2 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% and 6.5% per annum. At that date, the Company had accrued liabilities of $2.2 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to these mortgage loans payable.
At September 30, 2011, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $527.2 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $230.1 million of variable-rate debt (including $166.3 million in advances under the Company’s revolving credit facilities) was 3.7%. The stabilized property credit facility matures in January 2012, subject to a one-year extension option. The development property credit facility matures on June 13, 2012. With respect to $156.1 million of variable-rate debt outstanding at September 30, 2011, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $1.6 million per annum. With respect to the remaining $74.0 million of variable-rate debt outstanding at September 30, 2011, represented by the Company’s stabilized property credit facility, interest is based on LIBOR with a 200 bps LIBOR floor. Accordingly, if interest rates either increase or decrease by 1%, the Company’s interest cost applicable on this line would increase by approximately $0.7 million per annum only if LIBOR was in excess of 2.0% per annum (as of September 30, 2011, LIBOR was 0.24%).

Item 4.	Controls and Procedures
The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of September 30, 2011, and have determined that such disclosure controls and procedures are effective.
During the nine months ended September 30, 2011, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II Other Information

Item 6.	Exhibits

Exhibit 10.1	Amended and Restated Employment Agreement between Cedar Shopping Centers, Inc. and Nancy H. Mozzachio, dated as of July 21, 2011
Exhibit 10.2	Amended and Restated Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of September 28, 2011
Exhibit 10.3	Amended and Restated Employment Agreement between Cedar Shopping Centers, Inc. and Thomas B. Richey, dated as of October 3, 2011
Exhibit 10.4	Amendment No. 4 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of June 30, 2011
Exhibit 31	Section 302 Certifications
Exhibit 32	Section 906 Certifications
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CEDAR REALTY TRUST, INC.

By:	/s/ BRUCE J. SCHANZER Bruce J. Schanzer	By:	/s/ PHILIP R. MAYS Philip R. Mays
	President and Chief Executive Officer		Chief Financial Officer
	(Principal executive officer)		(Principal financial officer)
November 9, 2011