Form 10-K
period 2011-12-31
CEDAR REALTY TRUST, INC.
filed 2012-03-06
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-31817

CEDAR REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	42-1241468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

44 South Bayles Avenue, Port Washington, NY	11050-3765
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 767-6492

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.06 par value 8-7/8% Series A Cumulative Redeemable	New York Stock Exchange
Preferred Stock, $25.00 Liquidation Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sales price on June 30, 2011 of $5.15 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $345,676,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 69,315,860 on February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2012 annual meeting of shareholders are incorporated herein by reference.

CEDAR REALTY TRUST, INC.

Part I.

Items 1 and	2. Business and Properties

General

Cedar Realty Trust, Inc. (the “Company”), organized in 1984, is a fully-integrated real estate investment trust which focuses primarily on ownership and operation of supermarket-anchored shopping centers straddling the Washington DC to Boston corridor. At December 31, 2011, the Company owned and managed a portfolio of 70 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.6 million square feet of gross leasable area (“GLA”). In addition, the Company has an ownership interest in 22 operating properties, with approximately 3.7 million square feet of GLA, through its Cedar/RioCan joint venture in which the Company has a 20% interest. The entire managed portfolio, including the Cedar/RioCan properties, was approximately 93.1% leased at December 31, 2011.

During 2011, in keeping with its stated goal of reducing overall leverage to an appropriate level by selling non-core and limited growth potential assets, the Company determined (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions (10 properties sold in 2011 and four properties “held for sale” as of December 31, 2011), (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties (three properties sold in 2011 and 11 properties “held for sale” as of December 31, 2011), and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets (four properties sold in 2011 and five properties “held for sale/conveyance” as of December 31, 2011). In addition, discontinued operations reflect the anticipated consummation of the Homburg joint venture buy/sell transactions (seven properties “held for sale” as of December 31, 2011).

The Company has elected to be taxed as a real estate investment trust (“REIT”) under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT under those provisions, the Company must have a preponderant percentage of its assets invested in, and income derived from, real estate and related sources. The Company’s objectives are to provide to its shareholders a professionally-managed real estate portfolio consisting primarily of supermarket-anchored shopping centers straddling the Washington DC to Boston corridor, which will provide substantial cash flow, currently and in the future, taking into account an acceptable modest risk profile, and which will present opportunities for additional growth in income and capital appreciation.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2011, the Company owned 98.0% of the Operating Partnership and is its sole general partner. The approximately 1.4 million limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms “we”, “our”, “us”, “Company” and “Operating Partnership” (including their respective subsidiaries and affiliates) refer to the business and properties of all these entities, unless the context otherwise requires. The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York 11050-3765 (telephone 516-767-6492). The Company also maintains property management, construction management and/or leasing offices at several of its shopping-center properties. The Company’s website can be accessed at www.cedarrealtytrust.com, where a copy of the Company’s Forms 10-K, 10-Q, 8-K and other filings with the Securities and Exchange Commission (“SEC”) can be obtained free of charge. These SEC filings are added to the website as soon as reasonably practicable. The Company’s Code of Ethics, corporate governance guidelines and committee charters are also available on the website.

The Company’s Properties

Consolidated Portfolio

The following tables summarize information relating to the Company’s consolidated portfolio as of December 31, 2011:

	September 30,	September 30,	September 30,
	Number of		Percentage
State	properties	GLA	of GLA

Pennsylvania	34	5,309,000	55.3%
Connecticut	6	1,054,000	11.0%
Massachusetts	7	1,005,000	10.5%
Maryland	7	836,000	8.7%
Virginia	11	816,000	8.5%
New Jersey	3	373,000	3.9%
New York	2	200,000	2.1%

Total consolidated portfolio	70	9,593,000	100.0%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Number				Annualized	Percentage
Tenant	of stores	GLA	% of GLA	Annualized base rent	base rent per sq. ft.	annualized base rents
Top twenty tenants (a):
Giant Foods	16	981,000	10.2%	$14,144,000	$14.42	13.9%
LA Fitness	6	251,000	2.6%	4,028,000	16.05	4.0%
Farm Fresh	6	364,000	3.8%	3,909,000	10.74	3.9%
Shaw’s	3	180,000	1.9%	2,323,000	12.91	2.3%
Food Lion	7	243,000	2.5%	1,925,000	7.92	1.9%
Dollar Tree	19	194,000	2.0%	1,908,000	9.84	1.9%
Stop & Shop	3	196,000	2.0%	1,802,000	9.19	1.8%
Shop Rite	2	118,000	1.2%	1,695,000	18.80	1.7%
Staples	5	104,000	1.1%	1,682,000	16.17	1.7%
Redner’s	4	202,000	2.1%	1,514,000	7.50	1.5%
United Artists	1	78,000	0.8%	1,456,000	18.67	1.4%
Shoppers Food Warehouse	2	120,000	1.3%	1,237,000	10.31	1.2%
Ukrop’s	1	63,000	0.7%	1,098,000	17.43	1.1%
Carmike Cinema	1	45,000	0.5%	1,034,000	22.98	1.0%
Rite Aid	7	83,000	0.9%	995,000	11.99	1.0%
Giant Eagle	1	84,000	0.9%	922,000	10.98	0.9%
Marshalls	4	114,000	1.2%	819,000	7.18	0.8%
Dick’s Sporting Goods	1	56,000	0.6%	812,000	14.50	0.8%
Home Depot	1	103,000	1.1%	773,000	7.50	0.8%
Acme Markets	3	172,000	1.8%	756,000	4.40	0.7%

Sub-total top twenty tenants	93	3,751,000	39.1%	44,832,000	11.95	44.2%

Remaining tenants	779	5,039,000	52.5%	56,604,000	11.23	55.8%

Sub-total all tenants (b)	872	8,790,000	91.6%	$101,436,000	$11.54	100.0%

Vacant space	N/A	803,000	8.4%

Total	872	9,593,000	100.0%

(a)

Several of the tenants listed above share common ownership with other tenants including, without limitation, (1) Giant Foods, Stop & Shop, and Martins at Glen Allen (GLA of 63,000; annualized base rent of $418,000), (2) Farm Fresh, Shaw’s , Shop ‘n Save (GLA of 53,000; annualized base rent of $532,000) , Shoppers Food Warehouse, and Acme Markets.

(b)	Comprised of large tenants (greater than 15,000 sq. ft.) and small tenants as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
				Annualized	Percentage
			Annualized	base rent	annualized
	GLA	% of GLA	base rent	per sq. ft.	base rents
Large tenants	6,224,000	70.8%	$61,853,000	$9.94	61.0%
Small tenants	2,566,000	29.2%	39,583,000	15.43	39.0%

Total	8,790,000	100.0%	$101,436,000	$11.54	100.0%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Year of lease expiration	Number of leases expiring	GLA expiring	Percentage of GLA expiring	Annualized expiring base rents	Annualized expiring base rents per sq. ft.	Percentage of annualized expiring base rents

Month-To-Month	18	47,000	0.5%	$562,000	$11.96	0.6%
2012	107	377,000	4.3%	4,364,000	11.58	4.3%
2013	119	520,000	5.9%	6,985,000	13.43	6.9%
2014	132	1,185,000	13.5%	10,642,000	8.98	10.5%
2015	135	1,267,000	14.4%	13,465,000	10.63	13.3%
2016	117	1,025,000	11.7%	11,112,000	10.84	11.0%
2017	67	815,000	9.3%	9,712,000	11.92	9.6%
2018	36	480,000	5.5%	6,478,000	13.50	6.4%
2019	25	330,000	3.8%	3,745,000	11.35	3.7%
2020	32	884,000	10.1%	8,123,000	9.19	8.0%
2021	29	404,000	4.6%	5,698,000	14.10	5.6%
2022	6	40,000	0.5%	540,000	13.50	0.5%
Thereafter	49	1,416,000	16.1%	20,010,000	14.13	19.7%

All tenants	872	8,790,000	100.0%	$101,436,000	$11.54	100.0%

Vacant space	N/A	803,000	N/A

Total	872	9,593,000	N/A

Property description	Percent owned	Year acquired	GLA	% occupied	Average base rent per leased sq. ft.	Major tenants (a)
Connecticut (6 properties)
Groton Shopping Center	100%	2007	117,986	90.8%	$10.96	TJ Maxx
Jordan Lane	100%	2005	181,730	97.7%	10.87	Stop & Shop CW Price Retro Fitness
New London Mall	40%	2009	259,293	96.9%	13.98	Shoprite Marshalls Homegoods Petsmart AC Moore
Oakland Commons	100%	2007	89,850	100.0%	11.02	Shaw’s Bristol Ten Pin
Southington Shopping Center	100%	2003	155,842	98.7%	6.72	Wal-Mart NAMCO
The Brickyard	100%	2004	249,553	59.7%	8.39	Home Depot Syms

Total Connecticut			1,054,254	88.1%	10.65

Maryland (7 properties)
Kenley Village	100%	2005	51,894	76.6%	9.00	Food Lion
Metro Square	100%	2008	71,896	100.0%	18.68	Shoppers Food Warehouse
Oakland Mills	100%	2005	58,224	100.0%	13.30	Food Lion
San Souci Plaza	40%	2009	264,134	86.9%	10.21	Shoppers Food Warehouse Marshalls Maximum Health and Fitness
St. James Square	100%	2005	39,903	100.0%	11.38	Food Lion
Valley Plaza	100%	2003	190,939	97.2%	4.75	K-Mart Ollie’s Bargain Outlet Tractor Supply
Yorktowne Plaza	100%	2007	158,982	96.8%	13.85	Food Lion

Total Maryland			835,972	93.2%	10.64

Property description	Percent owned	Year acquired	GLA	% occupied	Average base rent per leased sq. ft.	Major tenants (a)
Massachusetts (7 properties)
Fieldstone Marketplace	20%	2005	193,970	95.8%	11.09	Shaw’s Flagship Cinema New Bedford Wine and Spirits
Kings Plaza	100%	2007	168,243	95.2%	6.22	Work Out World CW Price Ocean State Job Lot Savers
Norwood Shopping Center	100%	2006	102,459	98.2%	7.71	Hannaford Brothers Rocky’s Ace Hardware Dollar Tree
Price Chopper Plaza	100%	2007	101,824	91.1%	10.87	Price Chopper
The Shops at Suffolk Downs	100%	2005	121,251	86.8%	12.64	Stop & Shop
Timpany Plaza	100%	2007	183,775	91.8%	6.60	Stop & Shop Big Lots Gardner Theater
West Bridgewater Plaza	100%	2007	133,039	96.9%	8.55	Shaw’s Big Lots Planet Fitness

Total Massachusetts			1,004,561	93.8%	8.90

New Jersey (3 properties)
Carll’s Corner	100%	2007	129,582	88.5%	8.92	Acme Markets Peebles
Pine Grove Plaza	100%	2003	86,089	94.4%	10.44	Peebles
Washington Center Shoppes	100%	2001	157,394	95.6%	8.86	Acme Markets Planet Fitness

Total New Jersey			373,065	92.9%	9.25

New York (2 properties)
Carman’s Plaza	100%	2007	194,806	91.1%	17.12	Pathmark Extreme Fitness Home Goods Department of Motor Vehicle
Kingston Plaza	100%	2006	5,324	100.0%	26.67	Taco Bell

Total New York			200,130	91.4%	17.40

Property description	Percent owned		Year acquired	GLA	% occupied	Average base rent per leased sq. ft.	Major tenants (a)
Pennsylvania (34 properties)
Academy Plaza	100%		2001	151,977	81.3%	13.20	Acme Markets
Camp Hill	100%		2002	472,717	98.8%	13.44	Boscov’s Giant Foods LA Fitness Orthopedic Inst of PA Barnes & Noble Staples
Carbondale Plaza	100%		2004	121,135	91.8%	6.97	Weis Markets Peebles
Circle Plaza	100%		2007	92,171	100.0%	2.74	K-Mart
Colonial Commons	100%		2011	474,765	84.1%	12.60	Giant Foods Dick’s Sporting Goods L.A. Fitness Ross Dress For Less Marshalls JoAnn Fabrics David’s Furniture Office Max
Crossroads II	60	% (b)	2008	133,188	91.4%	19.51	Giant Foods
East Chestnut	100%		2005	21,180	100.0%	15.42	Rite Aid
Fairview Commons	100%		2007	59,578	68.9%	6.87	Giant Foods
Fairview Plaza	100%		2003	69,579	100.0%	12.31	Giant Foods
Fort Washington	100%		2002	41,000	100.0%	19.90	LA Fitness
Gold Star Plaza	100%		2006	71,720	82.2%	8.91	Redner’s
Golden Triangle	100%		2003	202,943	97.4%	12.30	LA Fitness Marshalls Staples Just Cabinets Aldi
Halifax Plaza	100%		2003	51,510	100.0%	11.77	Giant Foods
Hamburg Commons	100%		2004	99,580	97.3%	6.59	Redner’s Peebles
Huntingdon Plaza	100%		2004	142,845	68.1%	5.49	Sears Peebles
Lake Raystown Plaza	100%		2004	140,159	95.6%	12.51	Giant Foods Tractor Supply
Liberty Marketplace	100%		2005	68,200	91.2%	17.45	Giant Foods
Meadows Marketplace	20%		2004	91,518	100.0%	15.28	Giant Foods
Mechanicsburg Giant	100%		2005	51,500	100.0%	21.78	Giant Foods

Property description	Percent owned		Year acquired	GLA	% occupied	Average base rent per leased sq. ft.	Major tenants (a)
Pennsylvania (continued)
Newport Plaza	100%		2003	64,489	100.0%	11.51	Giant Foods
Northside Commons	100%		2008	64,710	96.1%	9.88	Redner’s Market
Palmyra Shopping Center	100%		2005	110,970	89.3%	5.60	Weis Markets Rite Aid
Port Richmond Village	100%		2001	154,908	96.1%	12.33	Thriftway Pep Boys City Stores, Inc.
River View Plaza I, II and III	100%		2003	244,034	83.1%	18.44	United Artists Avalon Carpet Pep Boys Staples
South Philadelphia	100%		2003	283,415	82.3%	14.02	Shop Rite Ross Dress For Less Bally’s Total Fitness Modell’s
Swede Square	100%		2003	100,816	95.0%	15.51	LA Fitness
The Commons	100%		2004	203,426	87.5%	9.84	Bon-Ton Shop’n Save TJ Maxx
The Point	100%		2000	268,037	99.0%	12.30	Burlington Coat Factory Giant Foods AC Moore Staples
Townfair Center	100%		2004	218,662	99.1%	8.56	Lowe’s Home Centers Giant Eagle Michael’s Store
Trexler Mall	100%		2005	339,363	98.5%	8.67	Kohl’s Bon-Ton Giant Foods Lehigh Wellness Partners Trexlertown Fitness Club
Trexlertown Plaza	100%		2006	316,143	78.1%	13.18	Giant Foods Redner’s Big Lots Tractor Supply Sears
Upland Square	60	% (b)	2007	382,578	93.6%	16.55	Giant Foods Carmike Cinema LA Fitness Best Buy TJ Maxx Bed, Bath & Beyond A.C. Moore Staples

Total Pennsylvania				5,308,816	91.1%	12.37

Property description	Percent owned	Year acquired	GLA	% occupied	Average base rent per leased sq. ft.	Major tenants (a)
Virginia (11 properties)
Annie Land Plaza	100%	2006	42,500	97.18%	9.30	Food Lion
Coliseum Marketplace	100%	2005	103,069	80.74%	15.59	Farm Fresh
Elmhurst Square	100%	2006	66,250	89.10%	9.26	Food Lion
General Booth Plaza	100%	2005	73,320	95.09%	12.53	Farm Fresh
Kempsville Crossing	100%	2005	94,477	98.68%	11.13	Farm Fresh
Martin’s at Glen Allen	100%	2005	63,328	100.00%	6.61	Martin’s
Oak Ridge Shopping Center	100%	2006	38,700	100.00%	10.62	Food Lion
Smithfield Plaza	100%	2005/2008	134,664	95.32%	9.25	Farm Fresh Maxway Peebles
Suffolk Plaza	100%	2005	67,216	100.00%	9.40	Farm Fresh
Ukrop’s at Fredericksburg	100%	2005	63,000	100.00%	17.42	Ukrop’s Supermarket
Virginia Little Creek	100%	2005	69,620	100.00%	11.12	Farm Fresh

Total Virginia			816,144	95.2%	11.15

Total Consolidated Portfolio (70 Properties)			9,592,942	91.6%	$11.54

(a)	Major tenants are determined as tenants with 15,000 or more sq. ft. of GLA, tenants at single-tenant properties, or the largest tenant at a property.

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

Giant Food Stores, LLC (“Giant Foods”), which is owned by Ahold N.V., a Netherlands corporation, leased approximately 10%, 8% and 8% of the Company’s GLA at December 31, 2011, 2010 and 2009, respectively, and accounted for approximately 13%, 11% and 10% of the Company’s total revenues during 2011, 2010 and 2009, respectively. Giant Foods, in combination with Stop & Shop, Inc., which is also owned by Ahold N.V., accounted for approximately 16%, 13% and 14% of the Company’s total revenues during 2011, 2010 and 2009, respectively. No other tenant leased more than 10% of GLA at December 31, 2011, 2010 or 2009, or contributed more than 10% of total revenues during 2011, 2010 or 2009.

Cedar/RioCan Joint Venture Portfolio

The following tables summarize information relating to the Cedar/RioCan joint venture portfolio as of December 31, 2011:

	September 30,	September 30,	September 30,
	Number of		Percentage
State	properties	GLA	of GLA

Pennsylvania	12	2,142,000	57.8%
Massachusetts	3	641,000	17.3%
New Jersey	2	409,000	11.1%
Virginia	2	276,000	7.4%
Connecticut	2	172,000	4.6%
Maryland	1	68,000	1.8%

Total Cedar/RioCan joint venture portfolio	22	3,708,000	100.0%

	September 30,	September 30,	September 30,	September 30,	September 30,
	Percent			Average
	owned		%	base rent per
Property description	by Cedar	GLA	occupied	leased sq. ft.	Major tenants (a)
Connecticut (2 properties)
Montville Commons	20%	117,916	97.5%	$15.00	Stop & Shop
Stop & Shop Plaza	20%	54,510	100.0%	16.69	Stop & Shop

Total Connecticut		172,426	98.3%	15.54

Maryland (1 property)
Marlboro Crossroads	20%	67,975	100.0%	15.07	Giant Foods

Massachusetts (3 properties)
Franklin Village Plaza	20%	304,347	93.2%	19.72	Stop & Shop
					Marshalls
					Team Fitness
Northwoods Crossing	20%	159,562	100.0%	11.70	BJ’s Wholesale Club
					Tractor Supply
Raynham Commons	20%	176,609	97.7%	11.57	Shaw’s
					Marshall’s
					JoAnn Fabrics

Total Massachusetts		640,518	96.2%	15.36

New Jersey (2 properties)
Cross Keys Place	20%	148,173	100.0%	16.21	Sports Authority
					Bed Bath & Beyond
					AC Moore
					Old Navy
					Petco
Sunrise Plaza	20%	261,060	97.1%	7.63	Home Depot
					Kohl’s Department Store
					Staples

Total New Jersey		409,233	98.2%	10.79

Pennsylvania (12 properties)
Blue Mountain Commons	20%	123,353	92.6%	25.50	Giant Foods
Columbus Crossing	20%	142,166	100.0%	17.21	Super Fresh
					Old Navy
					AC Moore
Creekview Plaza	20%	136,423	100.0%	15.36	Giant Foods
					L.A. Fitness
					Bed Bath & Beyond

	September 30,	September 30,	September 30,	September 30,	September 30,
	Percent			Average
	owned		%	base rent per
Property description	by Cedar	GLA	occupied	leased sq. ft.	Major tenants (a)
Pennsylvania (continued)
Exeter Commons	20%	361,321	97.9%	12.84	Lowe’s
					Giant Foods
					Staples
Gettysburg Marketplace	20%	82,784	93.9%	20.23	Giant Foods
Loyal Plaza	20%	293,825	98.3%	8.06	K-Mart
					Giant Foods
					Staples
Monroe Marketplace	20%	340,930	96.2%	10.52	Giant Food
					Kohl’s Department Store
					Dick’s Sporting Goods
					Best Buy
					Bed Bath & Beyond
					Michael’s
					Pet Smart
Northland Center	20%	108,260	97.6%	9.83	Giant Foods
Pitney Road Plaza	20%	45,915	100.0%	19.75	Best Buy
Sunset Crossing	20%	74,142	88.7%	14.52	Giant Foods
Town Square Plaza	20%	127,678	100.0%	13.01	Giant Foods
					A.C. Moore
					Pet Smart
York Marketplace	20%	305,410	96.1%	8.53	Lowe’s
					Giant Foods
					Office Max
					Super Shoes

Total Pennsylvania		2,142,207	97.1%	12.70

Virginia (2 properties)
New River Valley	20%	164,663	96.1%	13.78	Best Buy
					Ross Stores
					Bed Bath & Beyond
					Staples
					Petsmart
					Old Navy
Towne Crossing	20%	111,016	90.6%	15.29	Bed Bath & Beyond
					Michael’s

Total Virginia		275,679	93.9%	14.37

Total Cedar/RioCan Joint Venture (22 properties)		3,708,038	96.9%	$13.24

(a)	Major tenants are determined as tenants with 15,000 or more sq.ft of GLA.

Executive Offices

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, in which it presently occupies approximately 14,700 square feet leased from a partnership owned 44.9% by the Company’s former Chairman. The Company believes that the terms of its lease, which expires in February 2020, are at market.

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

Employees

As of December 31, 2011, the Company had 115 employees (109 full-time and 6 part-time). The Company believes that its relations with its employees are good.

Item 1A.	Risk Factors

Although improving somewhat in recent months, economic conditions in the U.S. economy in general, and specifically uncertainty in the credit markets and retail environment, could adversely affect our ability to continue to pay dividends or cause us to reduce further the amount of our dividends.

As a result of the then state of the U.S. economy, constrained capital markets and the difficult retail environment, on April 2, 2009 our Board of Directors suspended the payment of dividends. The Board reinstituted dividends at the annual rate of $.36 per share as of January 20, 2010. Subsequently, the Board determined to reduce the quarterly dividend for 2012 to a target annual rate of $.20 per share. However, there can be no assurance that as a result of economic conditions the Company will not be forced, once again, to suspend or reduce the payment of dividends.

Any volatility and instability in the credit markets could adversely affect our ability to obtain new financing or to refinance existing indebtedness.

Any continued uncertainty in the credit markets may negatively impact our ability to access debt financing, to arrange property-specific financing or to refinance our existing debt as it matures on favorable terms or at all. As a result, we may be forced to seek potentially less attractive financings, including equity investments on terms that may not be favorable to us. In doing so, the Company may be compelled to dilute the interests of existing shareholders that could also adversely reduce the trading price of our common stock.

Our properties consist primarily of supermarket-anchored community shopping centers. Our performance therefore is linked to economic conditions in the market for retail space generally.

Our properties consist primarily of supermarket-anchored community shopping centers, and our performance therefore is linked to economic conditions in the market for retail space generally. This also means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions and consumer confidence. A downturn in the U.S. economy and reduced consumer spending could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons, and therefore decrease the revenue generated by our properties and/or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by the state of the U.S. economy. Moreover, the demand for leasing space in our shopping centers could also significantly decline during a significant downturn in the U.S. economy that could result in a decline in our occupancy percentage and reduction in rental revenues. The U.S. economy has experienced, and is expected to continue to experience, substantial unemployment at rates which approach their highest levels in the country’s history. Such levels of reported unemployment may in fact mask more serious unemployment issues, such as persons who have not sought to re-enter the labor force after having been unemployed for substantial periods of time and, further, may not fairly reflect persons who are under-employed or temporarily employed. Sustained levels of high unemployment can be expected to have a serious negative impact on consumer spending in affected areas. While unemployment levels may vary considerably in different areas of the country, and within the markets in which we presently operate, any sustained unemployment may have a continuing negative impact on sales by our tenants at our various shopping centers.

There has been ongoing pressure on prices of petroleum products resulting from actual or potential dislocations in the world’s supply caused by political turmoil in countries which are major sources or distribution links for such products. This has tended to adversely impact the pricing of gasoline, among other products, in this country, which may cause shoppers to restrict their trips by automobile to shopping centers, reduce their purchases of gasoline and other products from the fuel service stations affiliated with the supermarkets at several of our properties, as well as reduce their levels of discretionary spending, all of which, in turn, could adversely affect sales at our properties.

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

4.	vacancies or an inability to rent space on acceptable terms;

5.	increased operating costs, including real estate taxes, insurance premiums, utilities, and repairs and maintenance;

6.	volatility and/or increases in interest rates, or the non-availability of funds in the credit markets in general;

7.	increased costs of complying with current, new or expanded governmental regulations;

8.	the relative illiquidity of real estate investments;

9.	changing market demographics;

10.	changing traffic patterns;

11.	an inability to arrange property-specific replacement financing for maturing mortgage loans in acceptable amounts and/or on acceptable terms.

Our substantial indebtedness and any constraints on credit may impede our operating performance, and put us at a competitive disadvantage.

Our substantial debt may harm our business and operating results by (i) requiring us to use a substantial portion of our available liquidity to pay required debt service and/or repayments or establish additional reserves, which would reduce amounts available for distributions, (ii) placing us at a competitive disadvantage compared to competitors that have less debt or debt at more favorable terms, (iii) making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions, and (iv) limiting our ability to borrow more money for operations or capital expenditures. In addition, increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Further, payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements, could adversely affect our liquidity.

If we fail to dispose of properties presently held for sale or reduce our outstanding indebtedness, our financial condition may be adversely affected.

We have announced plans to dispose of certain shopping centers owned by us and to use the proceeds from the dispositions to reduce our outstanding indebtedness. If we fail to dispose of these properties in a timely fashion or if we do not realize the proceeds presently anticipated from such sales, we will not be able to reduce our outstanding debt as presently planned, which may adversely affect our financial condition.

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

Our business may be seriously harmed if a major tenant fails to renew its lease(s) or vacates one or more properties and prevents us from re-leasing such premises by continuing to pay base rent for the balance of the lease terms. In addition, the loss of such a major tenant could result in lease terminations or reductions in rent by other tenants at the affected properties, as provided in their respective leases.

We may be restricted from re-leasing space based on existing exclusivity lease provisions with some of our tenants. In these cases, the leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, which limits the ability of other tenants within that center to sell such merchandise or provide such services. When re-leasing space after a vacancy by one of such other tenants, such lease provisions may limit the number and types of prospective tenants for the vacant space. The failure to re-lease space or to re-lease space on satisfactory terms could harm operating results.

Any bankruptcy filings by, or relating to, one of our tenants or a lease guarantor would generally bar efforts by us to collect pre-bankruptcy debts from that tenant, or lease guarantor, unless we receive an order permitting us to do so from the bankruptcy court. A bankruptcy by a tenant or lease guarantor could delay efforts to collect past due balances, and could ultimately preclude full or, in fact, any collection of such sums. If a lease is affirmed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must generally be paid in full. However, if a lease is disaffirmed by a tenant in bankruptcy, we would have only an unsecured claim for damages, which would be paid normally only to the extent that funds are available, and only in the same percentage as is paid to all other members of the same class of unsecured creditors. It is possible, and indeed likely, that we would recover substantially less than, or in fact no portion of, the full value of any unsecured claims we hold, which may in turn harm our financial condition.

“New Technology” developments may impact customer traffic at certain tenants’ stores and ultimately sales at such stores.

We may be adversely affected by developments of new technology which may cause the business of certain of our tenants to become substantially diminished or functionally obsolete, with the result that such tenants may be unable to pay rent, become insolvent, file for bankruptcy protection, close their stores, or terminate their leases. Examples of the potentially adverse effects of new technology on retail businesses include, amongst other things, the advent of on-line movie rentals on video stores, the effect of “e-books” and small screen readers on book stores, and increased sales of electronic products “on-line”.

Substantial recent annual increases in on-line sales have also caused many retailers to sell products on line on their websites with pick-ups at a store or warehouse or through deliveries. With special reference to our principal tenants, on-line grocery orders are available and especially useful in urban areas, but have not yet become a major factor affecting supermarkets in our portfolio.

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

As indicated, we have entered into joint venture arrangements with respect to a number of our properties. The applicable joint venture agreements generally include so-called “buy/sell” provisions pursuant to which, after a specified period of years, either party may initiate a “buy/sell” arrangement pursuant to which the initiating party can designate a value for the relevant property or properties, and the other party, after a specified notice period, may then elect either to sell its proportionate ownership interest in the joint venture based on that value for the entire property or to purchase the initiating party’s ownership interest based on such valuation for the entire property, subject to certain time limits for closing and other closing conditions where applicable. On February 15, 2011, Homburg Invest Inc., our co-venturer in nine supermarket-anchored shopping centers, initiated a “buy/sell” option under the joint venture agreement. For more information, see Notes 4 and 5 of Notes to Consolidated Financial Statements elsewhere in this report.

The risk to us is that we may not be in a position financially, by virtue of lack of access to funds at an acceptable cost and within prescribed time limits, to purchase the co-venturer’s interest in the event of such “triggering” of the buy/sell provision by the co-venturer. Accordingly, we may be forced to sell our interest in the relevant property or properties on terms and at a time when such sale might not be considered in our best interests. In the event of such sale, we might also lose the benefit of various fees payable to us by the joint venture for property management, leasing and other services, as well as the benefit, where applicable, of a “promote” structure in such joint venture arrangement pursuant to which we could realize an additional share of profits, gains, cash flow, or proceeds of a sale, financing, refinancing or other capital transactions. Among other things, such sale could adversely affect on-going rental revenues, income from joint ventures, market penetration, relationships with tenants, and overall credit metrics.

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

A substantial portion of our properties straddle the Washington DC to Boston corridor, which exposes us to greater economic risks than if our properties were owned in several geographic regions.

Our properties are located largely in the mid-Atlantic and Northeast coastal regions, which exposes us to greater economic risks than if we owned properties in more geographic regions (in particular, 34 of our properties are located in Pennsylvania). Any adverse economic or real estate developments resulting from the regulatory environment, business climate, fiscal problems or weather in such regions could have an adverse impact on our prospects. In addition, the economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm our performance in the affected markets. High barriers to entry in the Mid-Atlantic and Northeast due to mature economies, road patterns, density of population, restrictions on development, and high land costs, coupled with large numbers of often overlapping government jurisdictions, may make it difficult for the Company to continue to grow in these areas.

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

Future terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, DC on September 11, 2001, and other acts of terrorism or war, could harm the demand for, and the value of, our properties. Terrorist attacks could directly impact the value of our properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or may be subject to substantial cost increases. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases could be adversely affected.

If we fail to continue as a REIT, our distributions will not be deductible, and our income will be subject to taxation, thereby reducing earnings available for distribution.

If we do not continue to qualify as a REIT, our distributions will not be deductible, and our income will be subject to taxation, reducing earnings available for distribution. We have elected to be taxed as a REIT under the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In addition, if we did not continue to qualify as a REIT, we may also be subject to state and local income taxes in certain of the jurisdictions in which our properties are located.

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

We may incur significant costs complying with the Americans with Disabilities Act of 1990, as amended, and similar laws, which require that all public accommodations meet federal requirements related to access and use by disabled persons, and with various other federal, state and local regulatory requirements, such as state and local fire and life safety requirements.

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

Item 4.	Mine Safety Disclosures: Not applicable

Directors and Executive Officers of the Company

Information regarding the Company’s directors and executive officers is set forth below:

Name	Age	Position

Bruce J. Schanzer	43	Chief Executive Officer and President, Director
Roger M. Widmann	72	Chairman of the Board of Directors
James J. Burns	72	Director
Raghunath Davloor	50	Director
Pamela N. Hootkin	64	Director
Paul G. Kirk Jr.	74	Director
Everett B. Miller III	66	Director
Philip R. Mays	44	Chief Financial Officer
Brenda J. Walker	59	Vice President - Chief Operating Officer

Bruce J. Schanzer joined the Company in June 2011 as President, Chief Executive Officer and as a director. Prior thereto, Mr. Schanzer was employed by Goldman Sachs & Co. since 2007, with his most recent position being a managing director in the real estate investment banking group. From 2001 to 2007, he was employed by Merrill Lynch, with his last position being vice president in their real estate investment banking group. Earlier in his career, Mr. Schanzer practiced real estate law for six years in New York. Mr. Schanzer received a B.A. from Yeshiva University, an M.B.A. from the University of Chicago, and a J.D. from the Benjamin N. Cardozo School of Law, where he was a member of the Law Review.

Roger M. Widmann, a director since October 2003, the non-executive Chairman of the Board since June 2011, and a member of the Compensation and Nominating/Corporate Governance Committees, is an investment banker. He was a principal of the investment banking firm of Tanner & Co., Inc. from 1997 to 2004. From 1986 to 1995, Mr. Widmann was a senior managing director of Chemical Securities, Inc., a subsidiary of Chemical Banking Corporation (now JPMorgan Chase Corporation). Prior to joining Chemical Securities, Inc., Mr. Widmann was a founder and managing director of First Reserve Corporation, the largest independent energy investing firm in the U.S. Previously, he was senior vice president with the investment banking firm of Donaldson, Lufkin & Jenrette, responsible for the firm’s domestic and international investment banking business. He had also been a vice president with New Court Securities (now Rothschild, Inc.). He was a director of Lydall, Inc. (listed on the New York Stock Exchange), a manufacturer of thermal, acoustical and filtration materials, from 1974 to 2004, and its chairman from 1998 to 2004. He is a director of Standard Motor Products, Inc. (listed on the New York Stock Exchange), a manufacturer of automobile replacement parts, is Chairman of Keystone National Group, a fund of private equity funds, and is Chairman and CEO of Cutwater Associates LLC, a corporate advisory firm. He is also a senior moderator of the Aspen Seminar at The Aspen Institute and Vice Chairman of Oxfam America. Mr. Widmann received an A.B. from Brown University and a J.D. from the Columbia University School of Law.

James J. Burns, a director since 2001 and a member of the Audit (Chair) and Nominating/Corporate Governance Committees, was chief financial officer and senior vice president of Reis, Inc. (formerly Wellsford Real Properties, Inc.) from December 2000 until March 2006, and vice chairman from April 2006 until March 2009, when he entered into a consulting role at that company (where he continues to have the primary responsibility for income tax reporting and compliance). He joined Reis in October 1999 as chief accounting officer upon his retirement from Ernst & Young LLP in September 1999. At Ernst & Young LLP, Mr. Burns was a senior audit partner in the E&Y Kenneth Leventhal Real Estate Group for 22 years. Since 2000, Mr. Burns has also served as a director of One Liberty Properties, Inc., a real estate investment trust listed on the New York Stock Exchange. Mr. Burns is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Burns received a B.A. and M.B.A. from Baruch College of the City University of New York.

Raghunath Davloor, a director since October 2009, is currently Executive Vice President and Chief Financial Officer of RioCan Real Estate Investment Trust, Canada’s largest real estate investment trust. RioCan, headquartered in Toronto, Ontario, is involved in the ownership, development, management, leasing, acquisition and redevelopment of retail properties across Canada. RioCan, through a subsidiary, owns an investment in the Company, and is a partner with the Company in several joint venture properties in the U.S. Prior to joining RioCan in February 2008, Mr. Davloor spent two years as Vice-President and Director of Investment Banking at TD Securities, covering the real estate sector. For ten years prior thereto, he was with O&Y Properties Corporation and O&Y REIT in a number of progressive positions, ultimately becoming Chief Financial Officer. Prior to joining O&Y, Mr. Davloor was a Senior Tax Manager at Arthur Andersen in the real estate advisory services group, specializing in real estate and international taxation. He is a chartered accountant and a member of the Institute of Chartered Accountants of Ontario. Mr. Davloor holds a Bachelor of Commerce degree from the University of Manitoba.

Pamela N. Hootkin, a director since June 2008 and a member of the Audit and Compensation Committees, has been senior vice president at PVH Corp. (formerly Phillips-Van Heusen Corporation) since May 2010. She joined PVH Corp. in 1988 as vice president, treasurer and corporate secretary; in 1999 she became vice president, treasurer and director of investor relations, and in June 2007 she became senior vice president, treasurer and director of investor relations. From 1986 to 1988, Ms. Hootkin was vice president and chief financial officer of Yves Saint Laurent Parfums, Inc. From 1975 to 1986, she was employed by Squibb Corporation in various capacities, with her last position being vice president and treasurer of a division of Squibb. Ms. Hootkin is a board member of Safe Horizon, New York (a not-for-profit organization) where she also serves on the executive and finance committees. Ms. Hootkin received a B.A. from the State University of New York at Binghamton and a M.A. from Boston University.

Paul G. Kirk, Jr., a director from 2005 to September 2009, when he resigned as the result of his appointment as a United States Senator for Massachusetts to the seat previously held by the late Senator Edward M. Kennedy, and re-elected to the Board in June 2010, is a member of the Compensation and Nominating/Corporate Governance (Chair) Committees, and is a retired partner of the law firm of Sullivan & Worcester, LLP of Boston, MA. He was a member of the firm from 1977 through 1990. He also serves as Chairman and CEO of Kirk & Associates, Inc., a business advisory and consulting firm. Mr. Kirk currently serves on the Board of Directors of the Hartford Financial Services Group, Inc. and the Advisory Board of Bloomberg Government. He served on the Board of Directors of Rayonier, Incorporated (a real estate investment trust listed on the New York Stock Exchange) from 1994 to 2011. He has previously served on the Boards of Directors of ITT Corporation (1989-1997) and of Bradley Real Estate, Inc. (1991-2000), a real estate investment trust that was subsequently acquired by Heritage Property Investment Trust, Inc. Mr. Kirk was a founding Director of the John F. Kennedy Library Foundation and served as its Chairman from 1992 to 2009. He was a founding Director of the Commission on Presidential Debates and served as its Co-Chairman from 1987 to 2009. From 1985 to 1989, Mr. Kirk served as Chairman of the Democratic Party of the U.S., and from 1983-1985 as its Treasurer. A graduate of Harvard College and Harvard Law School, Mr. Kirk is past-Chairman of the Harvard Board of Overseers’ Nominating Committee and of the Harvard Board of Overseers’ Committee to Visit the Department of Athletics. He has received many awards for civic leadership and public service, including honorary doctors of law degrees from Stonehill College and the Southern New England School of Law.

Everett B. Miller, III, a director since 1998 and a member of the Audit and Compensation (Chair) Committees, retired at the end of 2011 from his position as vice president of alternative investments at the YMCA Retirement Fund, a position he held since September 2003. Mr. Miller is a member of the Real Estate Advisory Committee of the New York State Common Retirement Fund, a position he has held since March 2003. Prior to his retirement in May 2002 from Commonfund Realty, Inc., a registered investment advisor, Mr. Miller was the chief operating officer of that company from 1997 until May 2002. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior thereto, Mr. Miller was employed for eighteen years at affiliates of Travelers Realty Investment Co., at which his last position was senior vice president. Mr. Miller received a B.S. from Yale University.

Philip R. Mays joined the Company in June 2011 as Chief Financial Officer. From May 2005 until June 2011, Mr. Mays was with Federal Realty Investment Trust, a publicly-traded equity REIT specializing in shopping centers, where he initially served as Controller, was subsequently promoted to Chief Accounting Officer in September 2006, and again to Vice President, Chief Accounting Officer in February 2007. Prior to joining Federal Realty, he was Vice President of Finance and Corporate Controller for CRIIMI MAE, Inc. from June 2004 until May 2005. Earlier in his career, Mr. Mays held various accounting and finance positions, including seven years as an accountant at Ernst & Young, LLP, with his last position being senior manager, where he supervised audits and assisted clients in the real estate, construction and hospitality industries, including publicly-traded REITs. Mr. Mays is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Mays received a B.S. degree from Jacksonville University, Florida.

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

Dividend Information

A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. The Company paid dividends totaling $0.36 per share during 2011. However, in keeping with its stated goal of reducing overall leverage, and in order to maximize financial flexibility, the Company’s Board of Directors determined to reduce the quarterly dividend for 2012 to a target rate of $0.05 per share (an annual rate of $0.20 per share). While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Market Information

The Company had 67,928,337 shares of common stock outstanding held by approximately 700 shareholders of record at December 31, 2011. The Company believes it has more than 6,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (i) the high, low, and closing prices of the Company’s common stock, and (ii) dividends paid:

	September 30,	September 30,	September 30,	September 30,
Quarter ended	Market price range			Dividends
	High	Low	Close	paid

2011

March 31	$6.58	$5.26	$6.03	$0.09
June 30	6.27	4.82	5.15	$0.09
September 30	5.44	3.01	3.11	$0.09
December 31	4.71	2.65	4.31	$0.09

2010

March 31	$8.20	$6.26	$7.91	$—
June 30	8.39	5.85	6.02	$0.09
September 30	6.67	4.91	6.08	$0.09
December 31	6.81	5.81	6.29	$0.09

Stockholder Return Performance Presentation

The following line graph sets forth for the period January 1, 2007 through December 31, 2011 a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts Equity REIT Total Return Index.

The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Period Ending
Index	01/01/07	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Cedar Realty Trust, Inc.	100.00	68.55	51.51	50.95	49.11	36.46
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NAREIT All Equity REIT Index	100.00	84.31	52.50	67.20	85.98	93.10

Item 6.	Selected Financial Data (a)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009	2008	2007

Operations data:
Total revenues	$135,413,000	$131,572,000	$140,395,000	$127,005,000	$111,784,000

Expenses:
Property operating expenses	44,236,000	41,783,000	40,457,000	35,056,000	28,523,000
General and administrative	11,085,000	9,537,000	10,158,000	8,586,000	9,041,000
Management transition charges	6,530,000	—	—	—	—
Impairments	7,148,000	2,493,000	23,636,000	—	—
Acquisition transaction costs and terminated projects	1,436,000	3,958,000	4,367,000	855,000	—
Depreciation and amortization	43,250,000	34,872,000	42,853,000	37,097,000	30,914,000

Total expenses	113,685,000	92,643,000	121,471,000	81,594,000	68,478,000

Operating income	21,728,000	38,929,000	18,924,000	45,411,000	43,306,000

Non-operating income and expense:
Interest expense and amortization/write-off of deferred financing costs	(41,870,000)	(45,690,000)	(41,669,000)	(36,667,000)	(30,947,000)
Equity in (loss) income of unconsolidated joint ventures	(6,290,000)	484,000	1,098,000	956,000	634,000
Gain on sale	130,000	—	521,000	—	—
Interest income	349,000	21,000	63,000	271,000	769,000

Total non-operating income and expense	(47,681,000)	(45,185,000)	(39,987,000)	(35,440,000)	(29,544,000)

(Loss) income before discontinued operations	(25,953,000)	(6,256,000)	(21,063,000)	9,971,000	13,762,000

(Loss) income from discontinued operations	(83,445,000)	(38,098,000)	3,495,000	10,827,000	10,105,000
Gain on sales of discontinued operations	884,000	170,000	557,000	—	—

Net (loss) income	(108,514,000)	(44,184,000)	(17,011,000)	20,798,000	23,867,000

Less, net loss (income) attributable to noncontrolling interests
Minority interests in consolidated joint ventures	2,507,000	1,613,000	(772,000)	(2,157,000)	(1,415,000)
Limited partners’ interest in Operating Partnership	2,446,000	1,282,000	912,000	(468,000)	(627,000)

Net (loss) income attributable to Cedar Realty Trust, Inc.	(103,561,000)	(41,289,000)	(16,871,000)	18,173,000	21,825,000

Preferred distribution requirements	(14,200,000)	(10,196,000)	(7,876,000)	(7,877,000)	(7,877,000)

Net (loss) income attributable to common shareholders	$(117,761,000)	$(51,485,000)	$(24,747,000)	$10,296,000	$13,948,000

Per common share (basic and diluted) attributable to common shareholders:
Continuing operations	$(0.61)	$(0.24)	$(0.60)	$(0.01)	$0.09
Discontinued operations	(1.18)	(0.57)	0.06	0.24	0.23

	$(1.79)	$(0.81)	$(0.54)	$0.23	$0.32

Amounts attributable to Cedar Realty Trust, Inc. common shareholders, net of limited partners’ interest
(Loss) income from continuing operations	$(39,236,000)	$(15,504,000)	$(27,630,000)	$(65,000)	$4,278,000
(Loss) income from discontinued operations	(78,525,000)	(35,981,000)	2,883,000	10,361,000	9,670,000

Net (loss) income	$(117,761,000)	$(51,485,000)	$(24,747,000)	$10,296,000	$13,948,000

Dividends to common shareholders	$24,705,000	$17,749,000	$9,742,000	$40,027,000	$39,775,000
Per common share	$0.3600	$0.2700	$0.2025	$0.9000	$0.9000

Weighted average number of common shares—basic	66,387,000	63,843,000	46,234,000	44,475,000	44,193,000

Weighted average number of common shares—diluted	66,387,000	63,862,000	46,234,000	44,475,000	44,197,000

Item 6.	Selected Financial Data (a) (continued)

	September 30,	September 30,	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009	2008	2007
Balance sheet data:

Real estate, net	$1,171,513,000	$1,132,313,000	$1,146,939,000	$1,045,046,000	$946,659,000
Real estate to be transferred to a joint venture	—	—	139,743,000	194,952,000	165,277,000
Real estate held for sale/conveyance	206,674,000	348,743,000	392,649,000	419,717,000	403,768,000
Investment in unconsolidated joint ventures	44,743,000	52,466,000	14,113,000	4,976,000	3,757,000
Other assets	89,233,000	88,965,000	91,674,000	70,337,000	83,634,000

Total assets	$1,512,163,000	$1,622,487,000	$1,785,118,000	$1,735,028,000	$1,603,095,000

Mortgages and loans payable	$755,344,000	$683,122,000	$799,667,000	$771,991,000	$605,177,000
Mortgage loans payable—real estate to be transferred to a joint venture	—	—	94,018,000	77,307,000	70,458,000
Mortgage loans payable—real estate held for sale/conveyance	122,604,000	156,991,000	158,762,000	164,175,000	175,879,000
Other liabilities	73,827,000	76,850,000	106,269,000	116,361,000	105,654,000

Total liabilities	951,775,000	916,963,000	1,158,716,000	1,129,834,000	957,168,000
Noncontrolling interest—limited partners’ mezzanine OP Units	4,616,000	7,053,000	12,638,000	14,257,000	15,570,000
Equity:
Cedar Realty Trust, Inc. shareholders’ equity	493,843,000	630,066,000	538,456,000	523,521,000	557,849,000
Noncontrolling interests	61,929,000	68,405,000	75,308,000	67,416,000	72,508,000

Total equity	555,772,000	698,471,000	613,764,000	590,937,000	630,357,000

Total liabilities and equity	$1,512,163,000	$1,622,487,000	$1,785,118,000	$1,735,028,000	$1,603,095,000

Weighted average number of common shares:
Basic earnings per share	66,387,000	63,843,000	46,234,000	44,475,000	44,193,000

Diluted earnings per share	66,387,000	63,862,000	46,234,000	44,475,000	44,197,000

Other data:
Funds From Operations (“FFO”) (b)	$26,717,000	$29,510,000	$51,776,000	$56,859,000	$56,190,000

Cash flows provided by (used in):
Operating activities	$39,246,000	$41,702,000	$51,942,000	$60,815,000	$53,503,000
Investing activities	$(64,241,000)	$(29,834,000)	$(70,026,000)	$(151,390,000)	$(192,432,000)
Financing activities	$22,899,000	$(14,866,000)	$27,017,000	$75,517,000	$143,735,000

Square feet of GLA	9,593,000	9,015,000	8,809,000	7,853,000	7,698,000
Percent leased	92%	90%	91%	92%	92%
Average annualized base rent per leased square foot	$11.54	$11.34	$10.92	$10.68	$10.47

(a)

The data presented reflect certain reclassifications of prior period amounts to conform to the 2011 presentation, principally to reflect the sale and/or treatment as “held for sale/conveyance” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on the previously-reported net income attributable to common shareholders or earnings per share.

(b)

See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of FFO to net (loss) attributable to common shareholders. FFO has been restated for prior years based on a recent NAREIT clarification with respect to the computation of FFO.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust which currently focuses primarily on ownership and operation of supermarket-anchored shopping centers straddling the Washington DC to Boston corridor. At December 31, 2011, the Company owned and managed a portfolio of 70 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.6 million square feet of GLA. In addition, the Company has an ownership interest in 22 operating properties, with approximately 3.7 million square feet of GLA, through its Cedar/RioCan joint venture in which the Company has a 20% interest. The entire managed portfolio, including the Cedar/RioCan properties, was approximately 93.1% leased at December 31, 2011.

During 2011, in keeping with its stated goal of reducing overall leverage to an appropriate level by selling non-core and limited growth potential assets, the Company determined (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions (four properties “held for sale” as of December 31, 2011), (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties (11 properties “held for sale” as of December 31, 2011), and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets (five properties “held for sale/conveyance” as of December 31, 2011). In addition, discontinued operations reflect the anticipated consummation of the Homburg joint venture buy/sell transactions (seven properties “held for sale” as of December 31, 2011).

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2011, the Company owned 98.0% of the Operating Partnership and is its sole general partner. The approximately 1.4 million OP Units are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

The Cedar/RioCan joint venture has acquired primarily stabilized supermarket-anchored properties in the Company’s primary market areas. The Company believes it gains additional benefits with tenants and vendors by having an interest in managing these additional properties within its primary markets.

Significant Transactions

On January 26, 2012, the Company entered into a $300 million secured credit facility (the “Credit Facility”). The Credit Facility amends, restates and consolidates the Company’s prior $185 million stabilized property revolving credit facility ($74,035,000 outstanding at December 31, 2011, bearing interest at 5.5% per annum) and its $150 million development property credit facility ($92,282,000 outstanding at December 31, 2011, bearing interest at 2.5% per annum) that were due to expire on January 31, 2012 and June 13, 2012, respectively. In anticipation of the new Credit Facility, the Company determined to forego its one-year extension option applicable to the stabilized property credit revolving facility.

The table below details 2011 acquisitions and dispositions:

Acquisitions

	September 30,	September 30,	September 30,	September 30,
		GLA /	Date	Purchase
Property	Location	Acreage	Acquired	Price

Consolidated

Colonial Commons	Lower Paxton Township, PA	474,765	1/14/2011	$49,100,000

Unconsolidated Cedar/RioCan Joint Venture

Northwoods Crossing	Taunton, MA	159,562	4/15/2011	$23,400,000

Dispositions

	September 30,	September 30,	September 30,	September 30,
		GLA/	Date	Sales
Property	Location	Acreage	Sold	Price

Consolidated

Bergstrasse Land	Ephrata, PA	7.7 acres	2/14/2011	$1,900,000

Enon Discount Drug Mart Plaza	Enon, OH	42,876	3/30/2011	2,125,000

Hills & Dales Discount Drug Mart Plaza	Canton, OH	33,553	3/30/2011	1,907,000

Fairfield Plaza	Fairfield, CT	72,279	4/15/2011	10,840,000

CVS at Kingston	Kingston, NY	13,013	11/14/2011	5,250,000

CVS at Kinderhook	Kinderhook, NY	13,225	12/8/2011	4,000,000

Shoppes at Salem Run	Fredericksburg, VA	15,100	12/12/2011	1,675,000

Virginia Center Commons	Glen Allen, VA	9,763	12/21/2011	3,550,000

Centerville Discount Drug Mart Plaza	Centerville, OH	49,287	12/28/2011	2,743,000

Clyde Discount Drug Mart Plaza	Clyde, OH	34,592	12/28/2011	1,903,000

FirstMerit Bank at Cuyahoga Falls	Cuyahoga Falls, OH	3,200	12/28/2011	915,000

Lodi Discount Drug Mart Plaza	Lodi, OH	38,576	12/28/2011	2,319,000

Mason Discount Drug Mart Plaza	Mason, OH	52,896	12/28/2011	4,653,000

Ontario Discount Drug Mart Plaza	Ontario, OH	38,623	12/28/2011	2,141,000

Pickerington Discount Drug Mart Plaza	Pickerington, OH	47,810	12/28/2011	4,072,000

Polaris Discount Drug Mart Plaza	Polaris, OH	50,283	12/28/2011	4,370,000

Shelby Discount Drug Mart Plaza	Shelby, OH	36,596	12/28/2011	2,141,000

Total				$56,504,000

Discontinued operations, land dispositions and write-off of investment in unconsolidated joint venture

In connection with management’s review of the Company’s real estate investments, the Company determined (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions (four properties “held for sale” as of December 31, 2011), (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties (11 properties “held for sale” as of December 31, 2011), and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets (five properties “held for sale/conveyance” as of December 31, 2011). In addition, discontinued operations reflect the anticipated consummation of the Homburg joint venture buy/sell transactions (seven properties “held for sale” as of December 31, 2011).

The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable to be assumed by the buyers (or conveyed to the mortgagee), have been reclassified as “held for sale/conveyance” on the Company’s consolidated balance sheets at December 31, 2011 and December 31, 2010. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented. Impairment charges relating to operating properties are included in discontinued operations in the accompanying statements of operations; impairment charges relating to land parcels are included in operating income in the accompanying statements of operations. The impairment charge amounts included in operating income for 2010 and 2009 relate to properties transferred to the Cedar/RioCan joint venture. The following is a summary of these charges:

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009

Impairment charges—land parcels and properties transferred to Cedar/RioCan joint venture	$7,148,000	$2,493,000	$23,636,000

Write-off of investment in unconsolidated joint venture	$7,961,000	$—	$—

Impairment charges—properties held for sale/conveyance	$88,458,000	$39,822,000	$3,559,000

Impairment charges included in discontinued operations for 2011 included $11.1 million related to the Discount Drug Mart portfolio, $33.1 million related to malls, $5.3 million related to single-tenant/triple-net-lease properties, $36.6 million related to development projects and other non-core properties, and $2.4 million related to the Homburg joint venture properties. Impairment charges included in discontinued operations for 2010 included $26.8 million related to the Discount Drug Mart portfolio, $12.6 million related to malls, $0.1 million related to a single-tenant/triple-net-lease property, and $0.3 million related to a development project. Impairment charges included in discontinued operations for 2009 included $2.4 million related to the Discount Drug Mart portfolio and $1.2 million related to single-tenant/triple-net-lease properties.

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

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements included in Item 8 below for information relating to new accounting pronouncements.

Results of Operations

Differences in results of operations between 2011 and 2010, and between 2010 and 2009, respectively, were primarily due to the Company’s property disposition program resulting from its determination (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions (10 properties sold in 2011 and four properties “held for sale” as of December 31, 2011), (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties (three properties sold in 2011 and 11 properties “held for sale” as of December 31, 2011), and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets (four properties sold in 2011 and five properties “held for sale/conveyance” as of December 31, 2011). In addition, the Company determined not to proceed with the redevelopment of two vacant single-tenant, adjacent land parcels in Philadelphia, Pennsylvania (one owned in joint venture and the other 100%-owned by the Company). Since January 1, 2009, the Company has sold, or has treated as “held for sale/conveyance”, 64 properties aggregating approximately 3.3 million square feet of GLA. Properties “held for sale/conveyance” also reflect the anticipated consummation of the Homburg joint venture buy/sell transactions. As a result, in addition to an $8.0 million write-off of its redevelopment joint venture investment in June 2011, the Company has recorded impairment charges related to discontinued operations of $88.5 million, $39.8 million and $3.6 million during 2011, 2010 and 2009, respectively. Results for 2011 also include management transition charges of approximately $6.5 million. Differences in results of operations between 2011 and 2010, and 2010 and 2009 also reflect increased results from a greater number of properties owned by the unconsolidated Cedar/RioCan joint venture, as well as more ground-up development and redevelopment projects coming on line.

Net (loss) attributable to common shareholders was ($117.8) million, ($51.5) million and ($24.7) million for 2011, 2010 and 2009, respectively.

Comparison of 2011 to 2010

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Properties
			Increase	Percent		held in
	2011	2010	(decrease)	change	Other	both periods

Total revenues	$135,413,000	$131,572,000	$3,841,000	3%	$2,607,000	$1,234,000
Property operating expenses	44,236,000	41,783,000	2,453,000	6%	997,000	1,456,000
Depreciation and amortization	43,250,000	34,872,000	8,378,000	24%	2,223,000	6,155,000
General and administrative	11,085,000	9,537,000	1,548,000	16%
Management transition charges	6,530,000	—	6,530,000
Impairments	7,148,000	2,493,000	4,655,000
Acquisition transaction costs and terminated projects	1,436,000	3,958,000	(2,522,000)
Interest expense, including amortization of deferred financing costs	41,870,000	43,138,000	(1,268,000)	-3%
Accelerated write-off of deferred financing costs	—	2,552,000	(2,552,000)
Unconsolidated joint ventures:
Equity in income	1,671,000	484,000	1,187,000
Write off of investment	7,961,000	—	7,961,000
Gain on sale	130,000	—	130,000
Discontinued operations:
Income from operations	5,013,000	1,724,000	3,289,000
Impairment charges	88,458,000	39,822,000	48,636,000
Gain on sales	884,000	170,000	714,000

Properties held in both periods. The Company held 67 properties (excluding “held for sale/conveyance”, ground-up and redevelopment properties) throughout 2011 and 2010.

Total revenues were higher primarily as a result of increases in (i) base rent and tenant recoveries at ground-up development properties ($1.3 million), (ii) base rent and tenant recoveries at operating properties ($1.3 million), (iii) base rent and tenant recoveries at redevelopment properties ($1.0 million), and (iv) percentage rent ($0.1 million), which are partially off-set by decreases in (v) amortization of intangible lease liabilities ($1.2 million), (vi) joint venture fee income ($0.8 million), and (vii) straight-line rents ($0.5 million).

Property operating expenses were higher primarily as a result of increases in (i) payroll and related expenses ($0.8 million), (ii) real estate taxes ($0.3 million), (iii) snow removal costs ($0.3 million), (iv) billable tenant utilities ($0.1 million), (v) repairs and maintenance ($0.1 million), (vi) insurance expense ($0.1 million), and (vii) other operating expenses ($0.2 million), which are partially off-set by decreases in (viii) the provision for doubtful accounts ($0.2 million) and (ix) utility expense ($0.2 million).

Depreciation and amortization expenses increased primarily as a result of the change in use of a building, at a redevelopment project, which is scheduled to be demolished in 2012. Other factors contributing to the increase included additional depreciation expense at ground-up and redevelopment properties as improvements have been placed into service, and increases related to capital improvements at operating properties.

General and administrative expenses were higher primarily as a result of increases in (i) payroll and payroll related expenses ($0.3 million), (ii) a legal settlement received in the Company’s favor in 2010 in excess of a legal settlement received in the Company’s favor in 2011 ($0.5 million), (iii) accounting and other professional fees ($0.2 million), (iv) information technology costs ($0.2 million), (v) rent expense ($0.1 million) and (vi) other costs ($0.2 million).

Management transition charges in 2011 relate to the retirement of the Company’s then Chairman of the Board, Chief Executive Officer and President, and the end of the employment of the Company’s then Chief Financial Officer, and include (i) an aggregate of approximately $3.7 million in cash severance payments (including the cost of related payroll taxes and benefits), (ii) the write off of all amounts related to the vesting of restricted share grants (an aggregate of approximately $2.0 million), and (iii) approximately $0.8 million of other non-recurring costs, primarily professional fees and expenses related to the hiring of a new President/Chief Executive Officer and Chief Financial Officer.

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

Interest expense, including amortization of deferred financing costs decreased primarily as a result of (i) lower amortization of deferred financing costs, principally related to the accelerated write-off of deferred financing costs in September 2010 ($1.4 million), (ii) lower outstanding borrowings under the Company’s credit facilities ($1.1 million), and (iii) higher capitalized interest ($0.3 million), which are partially off-set by (iv) an increase in mortgage interest expense as a result of property acquisitions and property-specific financings ($1.5 million).

Accelerated write-off of deferred financing costs in 2010 resulted from the Company, at its option, reducing the commitments under the stabilized property credit facility from $285.0 million to $185.0 million.

Equity in income of unconsolidated joint ventures was higher in 2011 as a result of an increase in operating results from the Cedar/RioCan joint venture, primarily lower acquisition transaction costs in 2011 compared to those incurred in 2010, offset by nominal operating results in 2011 as compared with 2010 from the joint venture redevelopment property in Philadelphia (as more fully discussed elsewhere in this report).

Write-off of investment in unconsolidated joint venture relates to the aforementioned redevelopment joint venture, as more fully discussed elsewhere in this report.

Discontinued operations for 2011 and 2010 include the results of operations, impairment charges and gain on sales for properties sold or treated as “held for sale/conveyance”, as more fully discussed elsewhere in this report.

The “Other” column includes results for the following properties:

	September 30,	September 30,	September 30,
	Total	Property	Depreciation and
	revenues	operating expenses	amortization
Properties acquired after January 1, 2010	$5,911,000	$1,937,000	$2,223,000
Properties prior to transfer to Cedar/RioCan joint venture	(3,304,000)	(940,000)	—

	$2,607,000	$997,000	$2,223,000

Comparison 2010 to 2009

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
						Properties
			Increase	Percent		held in
	2010	2009	(decrease)	change	Other	both periods

Total revenues	$131,572,000	$140,395,000	$(8,823,000)	-6%	$(14,369,000)	5,546,000
Property operating expenses	41,783,000	40,457,000	1,326,000	3%	(3,496,000)	4,822,000
Depreciation and amortization	34,872,000	42,853,000	(7,981,000)	-19%	(1,997,000)	(5,984,000)
General and administrative	9,537,000	10,158,000	(621,000)	-6%
Impairments	2,493,000	23,636,000	(21,143,000)
Acquisition transaction costs and terminated projects	3,958,000	4,367,000	(409,000)
Interest expense, including amortization of deferred financing costs	43,138,000	41,669,000	1,469,000	4%
Accelerated write-off of deferred financing costs	2,552,000	—	2,552,000
Equity in income of unconsolidated joint ventures:	484,000	1,098,000	(614,000)
Gain on sale	—	521,000	(521,000)
Discontinued operations:
Income from operations	1,724,000	7,054,000	(5,330,000)
Impairment charges	39,822,000	3,559,000	36,263,000
Gain on sales	170,000	557,000	(387,000)

Properties held in both periods. The Company held 65 properties (excluding “held for sale/conveyance”, ground-up and redevelopment properties) throughout 2010 and 2009.

Total revenues were higher primarily as a result of increases in (i) base rent and recovery income at ground-up development properties ($6.6 million), (ii) joint venture fee income ($3.5 million), and (iii) base rent and recovery income at operating properties ($0.8 million), which are partially off-set by decreases in (iv) amortization of intangible lease liabilities ($3.6 million), (v) base rent and recovery income at redevelopment properties ($1.3 million), (vi) straight-line rents ($0.4 million), and (vii) percentage rent and other income ($0.1 million).

Property operating expenses were higher primarily as a result of increases in (i) real estate tax expense ($1.7 million), (ii) payroll and related expenses ($1.4 million), (iii) management fees paid to third parties ($0.6 million), (iv) other operating expenses ($0.4 million), (v) utility expense ($0.2 million), (vi) non-billable expenses ($0.2 million), (vii) snow removal costs ($0.2 million), (viii) provision for doubtful accounts ($0.2 million), and (ix) professional fees ($0.1 million), which are partially off-set by a decrease in (x) insurance expense ($0.2 million).

Depreciation and amortization expenses decreased primarily as a result of completion of scheduled depreciation and amortization at certain properties and the razing of a building at a redevelopment project in 2009.

General and administrative expenses were lower primarily as a result of a legal settlement received in the Company’s favor in 2010 ($0.7 million).

Impairments for 2010 and 2009 relate to the properties initially transferred to the Cedar/RioCan joint venture.

Acquisition transaction costs and terminated projects for 2010 include (i) an acquisition fee paid to the Company’s investment advisor related to the Cedar/RioCan joint venture ($2.7 million), and (ii) the write off of costs incurred in the prior years related to (a) a potential development project in Milford, Delaware that the Company determined would not go forward ($1.3 million), and (b) a cancelled acquisition ($0.1 million). Acquisition transaction costs and terminated projects for 2009 include (i) the costs associated with the acquisitions of San Souci Plaza and New London Mall (net of minority interest share) and the costs primarily associated with a cancelled acquisition (an aggregate of $1.5 million), (ii) the decision to terminate potential development opportunities in Williamsport, Pennsylvania and Ephrata, Pennsylvania (an aggregate of $2.8 million), and (iii) the costs primarily associated with a cancelled acquisition.

Interest expense, including amortization of deferred financing costs increased primarily as a result of (i) lower capitalized interest ($3.6 million), (ii) higher amortization of deferred financing costs, related principally to the closing of the stabilized property credit facility in November 2009 ($1.1 million), and (iii) increased borrowings under the Company’s credit facilities ($0.4 million), which are partially off-set by (iv) lower balances of mortgage loans payable, related principally to the initial transfers of properties to the Cedar/RioCan joint venture ($3.5 million).

Accelerated write-off of deferred financing costs in 2010 resulted from the Company, at its option, reducing the commitments under the stabilized property credit facility from $285.0 million to $185.0 million.

Equity in income of unconsolidated joint ventures was lower in 2010 as a result of higher acquisition transaction costs in 2010 compared to those incurred in 2009.

Discontinued operations for 2010 and 2009 include the results of operations, impairment charges and gain on sales for properties sold or treated as “held for sale/conveyance”, as more fully discussed elsewhere in this report.

The “Other” column includes the results for the following properties:

	September 30,	September 30,	September 30,
	Total	Property	Depreciation and
	revenues	operating expenses	amortization
Properties acquired after January 1, 2009	$716,000	$300,000	$2,190,000
Properties prior to transfer to Cedar/RioCan joint venture	(15,085,000)	(3,796,000)	(4,187,000)

	$(14,369,000)	$(3,496,000)	$(1,997,000)

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common dividend distributions, if made, and distributions to minority interest partners, if made, primarily from its operations and distributions received from the Cedar/RioCan joint venture. The Company may also use its revolving credit facilities for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, remaining development costs, capital improvements, joint venture contributions, and maturing debt initially with its credit facilities, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and the sale of properties or interests therein (including joint venture arrangements). Although the Company believes it has access to secured financing, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, net proceeds from the contribution of properties to joint ventures, or proceeds from the refinancing of existing debt.

Debt is comprised of the following at December 31, 2011:

	September 30,	September 30,	September 30,
		Interest rates
	Balance	Weighted
Description	outstanding	average	Range
Fixed-rate mortgages	$525,259,000	5.8%	5.0% -7.6%
Variable-rate mortgage	63,768,000	3.0%

Total property-specific mortgages	589,027,000	5.5%
Stabilized property credit facility	74,035,000	5.5%
Development property credit facility	92,282,000	2.5%

	$755,344,000	5.2%

On January 26, 2012, the Company entered into a new $300 million amended, restated and consolidated credit facility. The Credit Facility is comprised of a four-year $75 million term loan and a three-year $225 million revolving credit facility, subject to collateral in place (the Company has pledged 27 of its shopping center properties as collateral for such borrowings, including seven properties which are being treated as “real estate held for sale/conveyance”). Borrowings under the new facility are initially priced at LIBOR plus 275 bps (a total of 3.0% per annum at closing) and can range from LIBOR plus 200 to 300 bps based on the Company’s leverage ratio. Subject to customary conditions, the term loan and the revolving credit facility may both be extended for one additional year at the Company’s option. Under an accordion feature, the Credit Facility can be increased to $500 million, subject to customary conditions, collateral in place and lending commitments from participating banks. The Credit Facility contains financial covenants including, but not limited to, maximum debt leverage, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the Credit Facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Credit Facility is available to fund acquisitions, redevelopment and remaining development activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. Based on covenant measurements and collateral in place at the closing, the Company was permitted to draw up to approximately $232.8 million, of which approximately $62.8 million remained available as of that date (after payment of closing costs, fees and expenses).

The variable-rate mortgage represents a $70.7 million construction facility, as amended in November 2011, pursuant to which the Company has pledged its joint venture ground-up development property in Pottsgrove, Pennsylvania as collateral for borrowings thereunder. The facility is guaranteed by the Company and will expire in October 2013, subject to a one-year extension option. Borrowings under the facility bear interest the Company’s option at either LIBOR plus a spread of 275 bps or the agent bank’s prime rate plus a spread of 125 bps, with principal payable based on a 30-year amortization schedule. Borrowings outstanding under the facility aggregated $63.8 million at December 31, 2011, and such borrowings bore interest at a rate of 3.5% per annum.

Other property-specific mortgage loans payable at December 31, 2011 consisted of fixed-rate notes totaling $525.3 million, with a weighted average interest rate of 5.8%. For 2012, the Company has approximately $9.3 million of scheduled debt principal amortization payments and $29.6 million of scheduled balloon payments.

Total mortgage loans payable and secured credit facilities have an overall weighted average interest rate of 5.2% and mature at various dates through 2029. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code. The Company paid dividends totaling $0.36 per share during 2011. However, in keeping with its stated goal of reducing overall leverage, and in order to maximize financial flexibility, the Company’s Board of Directors determined to reduce the quarterly dividend for 2012 to a target rate of $0.05 per share (an annual rate of $0.20 per share). While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Contractual obligations and commercial commitments

The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at December 31, 2011:

	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	Maturity Date
	2012	2013	2014	2015	2016	Thereafter	Total
Debt: (i)
Mortgage loans payable (ii)	$38,980,000	$125,328,000	$106,436,000	$77,325,000	$98,937,000	$142,021,000	$589,027,000
Credit facilities (iii)	—	—	—	91,317,000	75,000,000	—	166,317,000
Interest payments (iv)	32,506,000	27,058,000	21,335,000	14,385,000	12,558,000	12,838,000	120,680,000
Operating lease obligations	1,539,000	1,553,000	1,567,000	1,583,000	1,596,000	11,787,000	19,625,000

Total	$73,025,000	$153,939,000	$129,338,000	$184,610,000	$188,091,000	$166,646,000	$895,649,000

(i)	Does not include amounts applicable to unconsolidated joint ventures or discontinued operations.

(ii)	Mortgage loans payable for 2013 includes $62.2 million applicable to property-specific construction financing which is subject to a one-year extension option.

(iii)	Reflects the amended, restated and consolidated credit facility concluded on January 26, 2012; each of the 2015 and 2016 amounts are subject to a one-year extension option.

(iv)

Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of December 31, 2011, including capitalized interest. For variable-rate debt, the rate in effect at December 31, 2011 ( or the initial pricing of the new credit facility ) is assumed to remain in effect until the maturities of the respective obligations.

In addition, the Company plans to spend between $20 million and $25 million during 2012 in connection with redevelopment and remaining development activities in process as of December 31, 2011.

Net Cash Flows

	September 30,	September 30,	September 30,
	2011	2010	2009
Cash flows provided by (used in):
Operating activities	$39,246,000	$41,702,000	$51,942,000
Investing activities	$(64,241,000)	$(29,834,000)	$(70,026,000)
Financing activities	$22,899,000	$(14,866,000)	$27,017,000

Operating Activities

The comparative changes in net cash flows provided by operating activities during 2011, 2010 and 2009 were primarily the result of the impact of the Cedar/RioCan joint venture transactions, the Company’s property acquisition/disposition program, and continuing development/redevelopment activities.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Cedar/RioCan joint venture transactions and the Company’s acquisition/disposition activities. During 2011, the Company acquired a grocery-anchored shopping center and incurred expenditures for property improvements (an aggregate of $92.1 million), had an increase in loans and other receivables and construction escrows ($6.2 million) and made investments in the Cedar/RioCan joint venture ($4.3 million), offset by proceeds from sales of properties treated as discontinued operations ($30.6 million), net proceeds relating to the properties transferred to the Cedar/RioCan joint venture ($3.5 million) and distribution of capital from the Cedar/RioCan joint venture ($4.3 million). During 2010, the Company made investments in the Cedar/RioCan joint venture ($51.4 million), acquired a single-tenant office property and incurred expenditures for property improvements (an aggregate of $30.2 million), and had an increase in other receivables and construction escrows (an aggregate of $3.4 million), offset by proceeds from the transfers of five properties to the Cedar/RioCan joint venture ($31.0 million), distributions of capital from the Cedar/RioCan joint venture ($21.5 million), and the sales of properties treated as discontinued operations ($2.7 million). During 2009, the Company acquired two shopping and convenience centers and incurred expenditures for property improvements, an aggregate of $108.3 million. The Company realized proceeds from the transfers of two properties to the RioCan joint venture ($32.1 million) and from the sales of properties treated as discontinued operations ($6.8 million).

Financing Activities

During 2011, the Company received proceeds from mortgage refinancings ($45.8 million), net advances from its revolving credit facilities ($33.7 million), proceeds from the sale of common stock ($4.3 million), and had a contribution from a consolidated joint venture minority interest ($0.3 million), offset by preferred and common stock distributions ($38.9 million), repayment of mortgage obligations ($17.4 million), distributions to noncontrolling interest (minority interest and limited partners—$3.8 million), and the payment of debt financing costs ($1.1 million). During 2010, the Company had net repayments to its revolving credit facilities ($125.1 million), preferred and common stock distributions ($31.9 million), repayment of mortgage obligations ($20.9 million, including $11.0 million of mortgage balloon payments), termination payments relating to interest rate swaps ($5.5 million), distributions paid to noncontrolling interests (minority interest and limited partners—$4.2 million), redemptions of OP Units ($3.4 million), and the payment of debt financing costs ($2.0 million), offset by the proceeds from sales of preferred and common stock ($141.2 million), the proceeds of mortgage financings ($27.0 million), and the proceeds from the exercise of the RioCan warrant ($10.0 million). During 2009, the Company received proceeds of mortgage financings of $60.9 million, proceeds from sales of common stock of $40.9 million, $12.2 million in contributions from noncontrolling interests (minority interest partners), and $5.0 million in proceeds from a standby equity advance (not settled as of December 31, 2009), offset by net repayments to its revolving credit facilities of $46.8 million, repayment of mortgage obligations of $18.2 million (including $8.9 million of mortgage balloon payments), preferred and common stock distributions of $12.9 million, the payment of financing costs of $10.0 million, and distributions paid to noncontrolling interests (minority and limited partner interests) of $4.1 million.

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

The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). In addition, NAREIT has recently clarified its computation of FFO so as to exclude impairment charges for all periods presented. FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	2011	2010	2009

Net loss attributable to common shareholders	$(117,761,000)	$(51,485,000)	$(24,747,000)
Add (deduct):
Real estate depreciation and amortization	48,353,000	46,279,000	55,391,000
Limited partners’ interest	(2,446,000)	(1,282,000)	(912,000)
Impairment charges and write-off of joint venture interest	103,567,000	42,315,000	27,195,000
Gain on sales	(884,000)	(170,000)	(557,000)
Consolidated minority interest:
Share of income	(2,507,000)	(1,613,000)	772,000
Share of FFO	(5,918,000)	(6,846,000)	(5,787,000)
Unconsolidated joint venture:
Share of income	(1,671,000)	(484,000)	(1,098,000)
Share of FFO	5,984,000	2,796,000	1,519,000

FFO	$26,717,000	$29,510,000	$51,776,000

Inflation

Inflation has been relatively low in recent years and has not had a significant detrimental impact on the Company’s results of operations. Should inflation rates increase in the future, substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for real estate taxes and many of the operating expenses it incurs. Significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

One of the principal market risks facing the Company is interest rate risk on its credit facilities. The Company may, when advantageous, hedge its interest rate risk by using derivative financial instruments. The Company is not subject to foreign currency risk.

The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures, ground-up development/redevelopment activities, and expand its real estate investment portfolio, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At December 31, 2011, the Company had approximately $32.1 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% and 6.5% per annum. At that date, the Company had accrued liabilities of $2.1 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to these mortgage loans payable.

At December 31, 2011, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $525.3 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $230.1 million of variable-rate debt (including $166.3 million in advances under the Company’s revolving credit facilities) was 3.6% (3.0% reflecting the amended, restated and consolidated credit facility concluded January 26, 2012). The $75 million term loan segment of the new facility matures in January 2016, and the $91.3 million revolving credit segment matures in January 2015, each subject to a one-year extension option. With respect to the $230.1 million of variable-rate debt outstanding at December 31, 2011, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $2.3 million per annum.

Item 8.	Financial Statements and Supplementary Data

All other schedules have been omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Realty Trust, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cedar Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 6, 2012

CEDAR REALTY TRUST, INC.

Consolidated Balance Sheets

	September 30,	September 30,
	December 31	December 31,
	2011	2010
Assets
Real estate:
Land	$269,479,000	$261,673,000
Buildings and improvements	1,099,642,000	1,028,443,000

	1,369,121,000	1,290,116,000
Less accumulated depreciation	(197,608,000)	(157,803,000)

Real estate, net	1,171,513,000	1,132,313,000

Real estate held for sale/conveyance	206,674,000	348,743,000
Investment in unconsolidated joint ventures	44,743,000	52,466,000

Cash and cash equivalents	12,070,000	14,166,000
Restricted cash	14,707,000	12,493,000
Receivables:
Rents and other tenant receivables, net	6,882,000	7,048,000
Straight-line rents	13,572,000	12,471,000
Other (including joint venture settlements of $1.2 million and $6.0 million)	5,810,000	6,868,000
Other assets	12,358,000	9,411,000
Deferred charges, net	21,535,000	24,456,000
Assets relating to real estate held for sale/conveyance	2,299,000	2,052,000

Total assets	$1,512,163,000	$1,622,487,000

Liabilities and equity
Mortgage loans payable	$589,027,000	$550,525,000
Mortgage loans payable—real estate held for sale/conveyance	122,604,000	156,991,000
Secured revolving credit facilities	166,317,000	132,597,000
Accounts payable and accrued liabilities	32,404,000	29,026,000
Unamortized intangible lease liabilities	35,017,000	40,253,000
Liabilities relating to real estate held for sale/conveyance	6,406,000	7,571,000

Total liabilities	951,775,000	916,963,000

Noncontrolling interest—limited partners’ mezzanine OP Units	4,616,000	7,053,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 6,400,000 shares issued and outstanding)	158,575,000	158,575,000
Common stock ($.06 par value, 150,000,000 shares authorized 67,928,000 and 66,520,000 shares, respectively, issued and outstanding)	4,076,000	3,991,000
Treasury stock (1,313,000 and 1,120,000 shares, respectively, at cost)	(10,528,000)	(10,367,000)
Additional paid-in capital	718,974,000	712,548,000
Cumulative distributions in excess of net income	(373,741,000)	(231,275,000)
Accumulated other comprehensive loss	(3,513,000)	(3,406,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	493,843,000	630,066,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	56,511,000	62,050,000
Limited partners’ OP Units	5,418,000	6,355,000

Total noncontrolling interests	61,929,000	68,405,000

Total equity	555,772,000	698,471,000

Total liabilities and equity	$1,512,163,000	$1,622,487,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Operations

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
Revenues:
Rents	$105,452,000	$102,070,000	$113,041,000
Expense recoveries	26,947,000	25,716,000	27,066,000
Other	3,014,000	3,786,000	288,000

Total revenues	135,413,000	131,572,000	140,395,000

Expenses:
Operating, maintenance and management	27,608,000	25,632,000	24,732,000
Real estate and other property-related taxes	16,628,000	16,151,000	15,725,000
General and administrative	11,085,000	9,537,000	10,158,000
Management transition charges	6,530,000	—	—
Impairment charges	7,148,000	2,493,000	23,636,000
Acquisition transaction costs and terminated projects	1,436,000	3,958,000	4,367,000
Depreciation and amortization	43,250,000	34,872,000	42,853,000

Total expenses	113,685,000	92,643,000	121,471,000

Operating income	21,728,000	38,929,000	18,924,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(41,870,000)	(43,138,000)	(41,669,000)
Accelerated write-off of deferred financing costs	—	(2,552,000)	—
Interest income	349,000	21,000	63,000
Unconsolidated joint ventures:
Equity in income	1,671,000	484,000	1,098,000
Write-off of investment	(7,961,000)	—	—
Gain on sales	130,000	—	521,000

Total non-operating income and expense	(47,681,000)	(45,185,000)	(39,987,000)

Loss before discontinued operations	(25,953,000)	(6,256,000)	(21,063,000)

Discontinued operations:
Income from operations	5,013,000	1,724,000	7,054,000
Impairment charges	(88,458,000)	(39,822,000)	(3,559,000)
Gain on sales	884,000	170,000	557,000

Total discontinued operations	(82,561,000)	(37,928,000)	4,052,000

Net loss	(108,514,000)	(44,184,000)	(17,011,000)

Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	2,507,000	1,613,000	(772,000)
Limited partners’ interest in Operating Partnership	2,446,000	1,282,000	912,000

Total net loss attributable to noncontrolling interests	4,953,000	2,895,000	140,000

Net loss attributable to Cedar Realty Trust, Inc.	(103,561,000)	(41,289,000)	(16,871,000)

Preferred distribution requirements	(14,200,000)	(10,196,000)	(7,876,000)

Net loss attributable to common shareholders	$(117,761,000)	$(51,485,000)	$(24,747,000)

Per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.61)	$(0.24)	$(0.60)
Discontinued operations	(1.18)	(0.57)	0.06

	$(1.79)	$(0.81)	$(0.54)

Amounts attributable to Cedar Realty Trust, Inc. common shareholders, net of limited partners’ interest:
Loss from continuing operations	$(39,236,000)	$(15,504,000)	$(27,630,000)
(Loss) income from discontinued operations	(79,391,000)	(36,147,000)	2,347,000
Gain on sales of discontinued operations	866,000	166,000	536,000

Net loss	$(117,761,000)	$(51,485,000)	$(24,747,000)

Weighted average number of common shares — basic and diluted	66,387,000	63,843,000	46,234,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Equity

Years ended December 31, 2011, 2010 and 2009

	Sep 30	Sep 30	Sep 30	Sep 30	Sep 30	Sep 30	Sep 30	Sep 30	Sep 30
	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss)	Total

Balance, December 31, 2008	3,550,000	$88,750,000	44,468,000	$2,668,000	$(9,175,000)	$576,086,000	$(127,552,000)	$(7,256,000)	$523,521,000

Net loss	—	—	—	—	—	—	(16,871,000)	—	(16,871,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	4,264,000	4,264,000

Total other comprehensive loss									(12,607,000)

Share-based compensation, net	—	—	570,000	34,000	(513,000)	3,070,000	—	—	2,591,000
Net proceeds from the sales of common stock and issuance of warrants	—	—	7,089,000	425,000	—	40,465,000	—	—	40,890,000
Conversion of OP units into common stock	—	—	12,000	1,000	—	130,000	—	—	131,000
Preferred distribution requirements	—	—	—	—	—	—	(7,876,000)	—	(7,876,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(9,742,000)	—	(9,742,000)
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	1,548,000	—	—	1,548,000

Balance, December 31, 2009	3,550,000	88,750,000	52,139,000	3,128,000	(9,688,000)	621,299,000	(162,041,000)	(2,992,000)	538,456,000

Net loss	—	—	—	—	—	—	(41,289,000)	—	(41,289,000)
Unrealized loss on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(414,000)	(414,000)

Total other comprehensive loss									(41,703,000)

Share-based compensation, net	—	—	436,000	27,000	(679,000)	3,604,000	—	—	2,952,000
Net proceeds from the sale of preferred and common stock	2,850,000	69,825,000	12,455,000	747,000	—	77,433,000	—	—	148,005,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	1,451,000	87,000	—	8,144,000	—	—	8,231,000
Preferred distribution requirements	—	—	—	—	—	—	(10,196,000)	—	(10,196,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(17,749,000)	—	(17,749,000)
Conversion of OP Units into common stock	—	—	39,000	2,000	—	401,000	—	—	403,000
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	1,667,000	—	—	1,667,000

Balance, December 31, 2010	6,400,000	158,575,000	66,520,000	3,991,000	(10,367,000)	712,548,000	(231,275,000)	(3,406,000)	630,066,000

Net loss	—	—	—	—	—	—	(103,561,000)	—	(103,561,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	11,000	11,000
Unrealized loss on change in fair value of cash flow hedge—unconsolidated joint venture		—	—	—	—	—	—	(118,000)	(118,000)

Total other comprehensive loss									(103,668,000)

Share-based compensation, net	—	—	676,000	41,000	(161,000)	1,753,000	—	—	1,633,000
Net proceeds from sale of common stock	—	—	39,000	2,000	—	223,000	—	—	225,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	693,000	42,000	—	4,038,000	—	—	4,080,000
Preferred distribution requirements	—	—	—	—	—	—	(14,200,000)	—	(14,200,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(24,705,000)	—	(24,705,000)
Contribution from minority interest partners	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	412,000	—	—	412,000

Balance, December 31, 2011	6,400,000	$158,575,000	67,928,000	$4,076,000	$(10,528,000)	$718,974,000	$(373,741,000)	$(3,513,000)	$493,843,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Equity

Years ended December 31, 2011, 2010 and 2009

(continued)

	September 30,	September 30,	September 30,	September 30,
	Noncontrolling Interests
	Minority	Limited
	interests in	partners’
	consolidated	mezzanine		Total
	joint ventures	OP Units	Total	equity

Balance, December 31, 2008	$58,150,000	$9,266,000	$67,416,000	$590,937,000

Net loss	772,000	(361,000)	411,000	(16,460,000)
Unrealized gain on change in fair value of cash flow hedges	—	79,000	79,000	4,343,000

Total other comprehensive loss	772,000	(282,000)	490,000	(12,117,000)

Share-based compensation, net	—	—	—	2,591,000
Net proceeds from the sales of common stock and issuance of warrants	—	—	—	40,890,000
Conversion of OP units into common stock	—	(131,000)	(131,000)	—
Preferred distribution requirements	—	—	—	(7,876,000)
Distributions to common shareholders/noncontrolling interests	(3,905,000)	(167,000)	(4,072,000)	(13,814,000)
Reallocation adjustment of limited partners’ interest	—	(607,000)	(607,000)	941,000
Additional noncontrolling interests’ shares	12,212,000	—	12,212,000	12,212,000

Balance, December 31, 2009	67,229,000	8,079,000	75,308,000	613,764,000

Net (loss) income	(1,613,000)	(642,000)	(2,255,000)	(43,544,000)
Unrealized gain on change in fair value of cash flow hedges	—	(22,000)	(22,000)	(436,000)

Total other comprehensive loss	(1,613,000)	(664,000)	(2,277,000)	(43,980,000)

Share-based compensation, net	—	—	—	2,952,000
Net proceeds from the sale of preferred and common stock	—	—	—	148,005,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	—	8,231,000
Preferred distribution requirements	—	—	—	(10,196,000)
Distributions to common shareholders/noncontrolling interests	(3,566,000)	(209,000)	(3,775,000)	(21,524,000)
Conversion of OP Units into common stock	—	(194,000)	(194,000)	209,000
Reallocation adjustment of limited partners’ interest	—	(657,000)	(657,000)	1,010,000

Balance, December 31, 2010	62,050,000	6,355,000	68,405,000	698,471,000

Net loss	(2,507,000)	(1,320,000)	(3,827,000)	(107,388,000)
Unrealized gain on change in fair value of cash flow hedges	—	(5,000)	(5,000)	6,000
Unrealized loss on change in fair value of cash flow hedge—unconsolidated joint venture	—	—	—	(118,000)

Total other comprehensive loss	(2,507,000)	(1,325,000)	(3,832,000)	(107,500,000)

Share-based compensation, net	—	—	—	1,633,000
Net proceeds from the sale of common stock	—	—	—	225,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	—	4,080,000
Preferred distribution requirements	—	—	—	(14,200,000)
Distributions to common shareholders/noncontrolling interests	(3,301,000)	(276,000)	(3,577,000)	(28,282,000)
Contribution from minority interest partners	269,000	—	269,000	269,000
Reallocation adjustment of limited partners’ interest	—	664,000	664,000	1,076,000

Balance, December 31, 2011	$56,511,000	$5,418,000	$61,929,000	$555,772,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Cash Flows

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net loss	$(108,514,000)	$(44,184,000)	$(17,011,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(1,671,000)	(484,000)	(1,098,000)
Distributions from unconsolidated joint ventures	1,399,000	819,000	921,000
Write-off of investment in unconsolidated joint venture	7,961,000	—	—
Impairment charges	7,148,000	2,493,000	23,636,000
Acquisition transaction costs and terminated projects	1,436,000	1,302,000	3,094,000
Impairments charges—discontinued operations	88,458,000	39,527,000	3,559,000
Gain on sale	(1,014,000)	(170,000)	(1,078,000)
Straight-line rents	(1,611,000)	(1,854,000)	(2,874,000)
Provision for doubtful accounts	3,270,000	3,952,000	3,859,000
Depreciation and amortization	48,606,000	46,464,000	55,391,000
Amortization of intangible lease liabilities	(6,524,000)	(9,154,000)	(13,522,000)
Amortization (including accelerated write-off) and market price adjustments relating to share-based compensation	4,890,000	2,979,000	2,433,000
Amortization (including accelerated write-off) of deferred financing costs	4,138,000	8,109,000	3,648,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(3,374,000)	(4,561,000)	(6,414,000)
Prepaid expenses and other	(2,774,000)	(2,029,000)	(5,168,000)
Accounts payable and accrued expenses	(2,578,000)	(1,507,000)	2,566,000

Net cash provided by operating activities	39,246,000	41,702,000	51,942,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(92,152,000)	(30,155,000)	(108,300,000)
Net proceeds from sales of real estate	30,586,000	2,661,000	6,752,000
Net proceeds from transfers to unconsolidated Cedar/RioCan joint venture, less cash at dates of transfer	3,545,000	31,013,000	32,089,000
Investments in and advances to unconsolidated joint ventures	(4,300,000)	(51,441,000)	(350,000)
Distributions of capital from unconsolidated joint ventures	4,315,000	21,502,000	—
Increase in other receivables	(3,268,000)	(2,563,000)	—
Construction escrows and other	(2,967,000)	(851,000)	(217,000)

Net cash used in investing activities	(64,241,000)	(29,834,000)	(70,026,000)

Cash flow from financing activities:
Net advances/(repayments) from/(to) revolving credit facilities	33,720,000	(125,088,000)	(46,805,000)
Proceeds from mortgage financings	45,791,000	26,984,000	60,950,000
Mortgage repayments	(17,404,000)	(20,944,000)	(18,203,000)
Payments of debt financing costs	(1,068,000)	(2,025,000)	(9,973,000)
Termination payment related to interest rate swaps	—	(5,476,000)	—
Noncontrolling interests:
Contribution from consolidated joint venture minority interests	269,000	—	12,212,000
Distributions to consolidated joint venture minority interests	(3,301,000)	(3,566,000)	(3,905,000)
Redemptions of Operating Partnership Units	—	(3,443,000)	—
Distributions to limited partners	(508,000)	(654,000)	(227,000)
Net proceeds from the sales of common stock	4,305,000	141,248,000	40,890,000
Exercise of warrant	—	10,000,000	—
Preferred stock distributions	(14,200,000)	(9,457,000)	(7,876,000)
Distributions to common shareholders	(24,705,000)	(22,445,000)	(5,046,000)
Proceeds from standby equity advance not settled	—	—	5,000,000

Net cash provided by (used in) financing activities	22,899,000	(14,866,000)	27,017,000

Net (decrease) increase in cash and cash equivalents	(2,096,000)	(2,998,000)	8,933,000
Cash and cash equivalents at beginning of period	14,166,000	17,164,000	8,231,000

Cash and cash equivalents at end of period	$12,070,000	$14,166,000	$17,164,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Note 1. Business and Organization

Cedar Realty Trust, Inc. (formerly known as Cedar Shopping Centers, Inc.—the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of supermarket-anchored shopping centers straddling the Washington DC to Boston corridor. At December 31, 2011, the Company owned and managed 92 operating properties (excluding properties “held for sale/conveyance”), including 22 properties in the unconsolidated Cedar/RioCan joint venture.

During the third quarter of 2011, the Company determined (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions (10 properties sold in 2011 and four properties “held for sale” as of December 31, 2011), (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties (three properties sold in 2011 and 11 properties “held for sale” as of December 31, 2011), and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets (four properties sold in 2011 and five properties “held for sale/conveyance” as of December 31, 2011). In addition, discontinued operations reflect the anticipated consummation of the Homburg joint venture buy/sell transactions (seven properties “held for sale” as of December 31, 2011).

Cedar Realty Trust Partnership, L.P. (formerly known as Cedar Shopping Centers Partnership, L.P.—the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2011 the Company owned a 98.0% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (2.0% at December 31, 2011) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 1.4 million OP Units outstanding at December 31, 2011 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/ Basis of Preparation

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities (“VIEs”) for which it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of the equity investment at risk (i) lack the power to make decisions about the entity’s activities that significantly impacts the entity’s performance through voting or similar rights, (ii) have no obligation to absorb the expected losses of the entity, or (iii) have no right to receive the expected residual returns of the entity, or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

With respect to its 13 consolidated joint ventures, the Company has general partnership interests of 20% in nine properties, 40% in two properties, 50% in one property, and 75% in one property. As (i) such entities are not VIEs, and (ii) the Company is the sole general partner and exercises substantial operating control over these entities, the Company has determined that such entities should be consolidated for financial statement purposes. Current accounting guidance provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest. Seven of the nine 20%-owned properties, and the 50%-owned and 75%-owned properties are treated as “held for sale/conveyance” at December 31, 2011 (see note 5 – “Discontinued operations, land dispositions and write-off of investment in unconsolidated joint venture”).

The Company’s has three 60%-owned joint ventures originally formed to develop the projects known as Upland Square, Heritage Crossings and Crossroads II. These joint ventures are consolidated as they are deemed to be VIEs and the Company is the primary beneficiary. In each case, the Company guarantees all related debt, the Company’s partners are not required to fund additional capital requirements, the Company has an economic interest greater than its voting proportion, and the Company participates in the management activities that significantly impact the performance of these joint ventures. At December 31, 2011, these VIEs owned real estate with a carrying value of $143.6 million. At December 31, 2011, one of the VIEs had a property-

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

specific mortgage loan payable aggregating $63.8 million, and the real estate owned by the other two VIEs partially collateralized the development property credit facility to the extent of $28.1 million. Heritage Crossings is treated as “held for sale/conveyance” at December 31, 2011 (see note 5 – “Discontinued operations, land dispositions and write-off of investment in unconsolidated joint venture”).

At December 31, 2011, the Company had a deposit of $0.6 million on a land parcel to be purchased for future development. Although the entity holding the deposit is considered a VIE, the Company has not consolidated it as the Company is not the primary beneficiary.

With respect to its remaining unconsolidated joint venture, the Company has a 20% interest in a joint venture with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian real estate investment trust (“RioCan”), formed initially for the acquisition of seven shopping center properties owned by the Company; all seven properties had been transferred to the joint venture by May 2010 and, as of December 31, 2011, the joint venture owned 22 properties. Although the Company provides management and other services, RioCan has significant management participation rights. The Company has determined that this joint venture is not a VIE and, accordingly, the Company accounts for its investment in this joint venture under the equity method. The accounting treatment presentation on the accompanying consolidated statements of operations for 2010 and 2009 reflects the results of the properties’ operations through the respective dates of transfer in current operations and, prospectively following their transfer to the joint venture, as “equity in income of unconsolidated joint ventures”. Accordingly, the accompanying statements of operations for 2010 and 2009 include revenues of $3.3 million and $18.6 million, respectively, applicable to the periods prior to the dates of transfer.

Until June 2011, the Company had an approximate 85% limited partner’s interest in an unconsolidated joint venture (increased in the second quarter of 2011 from approximately 76% for a payment of $745,000) which owned a single-tenant property in Philadelphia, Pennsylvania. The Company had determined that this joint venture was not a VIE, as the Company had no control over the entity, did not provide any management or other services to the entity, and had no substantial participating or “kick out” rights. The Company had accounted for its investment in this joint venture under the equity method. In exchange for a payment by the Company of $838,000 to its joint venture partners, the Company (a) obtained appropriate releases, (b) assigned its limited partnership interest to other partners of the joint venture, and (c) wrote off its investment in the joint venture (all as more fully discussed note 5 – “Discontinued operations, land dispositions and write-off of investment in unconsolidated joint venture”).

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

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

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years. Depreciation expense amounted to $40.0 million, $32.3 million and $36.0 million for 2011, 2010 and 2009, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

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

December 31, 2011

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

Management reviews each real estate investment for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable. The review of recoverability of real estate investments held for use is based on an estimate of the future cash flows that are expected to result from the real estate investment’s use and eventual disposition. These cash flows consider factors such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors. If an impairment event exists due to the projected inability to recover the carrying value of a real estate investment, an impairment loss is recorded to the extent that the carrying value exceeds estimated fair value. Real estate investments held for sale/conveyance are carried at the lower of their respective carrying amounts or estimated fair values, less costs to sell. Depreciation and amortization are suspended during the periods held for sale/conveyance.

Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement. The Company believes these criteria were met for all real estate sold during 2011, 2010 and 2009.

During 2011, 2010, and 2009, the Company expensed acquisition transaction costs of $0.9 million, $0 and $1.6 million, respectively, related to the properties the Company acquired.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

During 2011, 2010 and 2009, the Company wrote-off costs incurred for potential development projects that the Company determined would not go forward $0.5 million, $1.3 million and $2.8 million, respectively.

During 2010, the Company incurred fees to its investment advisor of $2.7 million related to the Cedar/RioCan joint venture.

Cash and Cash Equivalents / Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days, and include cash at consolidated joint ventures of $7.7 million and $6.7 million at December 31, 2011 and 2010, respectively.

The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established.

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

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible while also considering counterparty credit risk in the assessment of fair value. Financial liabilities measured at fair value in the consolidated financial statements consist of interest rate swaps. The fair values of interest rate swaps are determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded, as of December 31, 2011, that the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, the Company has determined that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”. Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consists of real estate held for sale/conveyance- discontinued operations.

Revenue Recognition and Receivables

Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-line method over the respective non-cancelable terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over the contractual base rents is included in straight-line rents on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real estate taxes incurred, generally attributable to their respective allocable portions of gross leasable area. Such income is recognized in the periods earned. In addition, a limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met.

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $5.8 million and $5.4 million at December 31, 2011 and 2010, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $1.9 million, $2.1 million and $2.0 million in 2011, 2010 and 2009, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of December 30, 2011, the Company was in compliance with all REIT requirements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The Company follows a two-step approach for evaluating uncertain federal, state and local tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The Company has not identified any uncertain tax positions which would require an accrual.

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

Noncontrolling Interest — Limited Partners’ Mezzanine OP Units

The Company follows the accounting guidance related to noncontrolling interests in consolidated financial statements, which clarifies that a noncontrolling interest in a subsidiary (minority interests or certain limited partners’ interest, in the case of the Company), subject to the classification and measurement of redeemable securities, is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. The guidance requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests. The Company classifies the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate. Certain noncontrolling interests of the Company are classified in the mezzanine section of the balance sheet (the “mezzanine OP Units”) as such OP Units do not meet the requirements for equity classification (certain of the holders of such OP Units have registration rights that provide such holders with the right to demand registration under the

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

federal securities laws of the common stock of the Company issuable upon conversion of such OP Units). The Company adjusts the carrying value of the mezzanine OP Units each period to equal the greater of its historical carrying value or its redemption value. Through December 31, 2011, there have been no cumulative net adjustments recorded to the carrying amounts of the mezzanine OP Units.

Share-Based Compensation

The Company’s 2004 Stock Incentive Plan (the “Incentive Plan”) establishes the procedures for the granting of incentive stock options, stock appreciation rights, restricted shares, performance units and performance shares. The maximum number of shares of the Company’s common stock that may be issued pursuant to the Incentive Plan is 4,850,000 (including a 2,100,000 share increase approved by shareholders on June 15, 2011), and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 250,000. All grants issued pursuant to the Incentive Plan are “restricted stock grants” which generally vest (i) at the end of designated time periods for time-based grants, or (ii) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of all grants is being expensed on a straight-line basis over the respective vesting periods (irrespective of achievement of the performance-based grants) adjusted, as applicable, for forfeitures. For restricted share grants subject to graded vesting, the amounts expensed are at least equal to the measured expense of each vested tranche. Based on the current terms of the Incentive Plan, those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Supplemental Consolidated Statements of Cash Flows Information

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
Supplemental disclosure of cash activities:
Cash paid for interest	$47,611,000	$46,247,000	$50,413,000

Supplemental disclosure of non-cash activities:
Assumption of mortgage loans payable—acquisitions	—	(12,967,000)	(56,214,000)
Assumption of mortgage loans payable upon disposition	24,273,000	12,358,000	9,932,000
Conversion of OP Units into common stock	—	403,000	131,000
Issuance of warrants	—	—	1,643,000
Capitalization of interest costs	1,979,000	1,889,000	4,800,000
Capitalization of deferred financing costs	650,000	652,000	1,486,000
Purchase accounting allocations:
Intangible lease and other assets	6,810,000	—	7,057,000
Intangible lease liabilities	(725,000)	(2,600,000)	(3,215,000)

Deconsolidation of properties transferred to joint venture:
Real estate, net	—	139,743,000	42,829,000
Mortgage loans payable	—	(94,018,000)	—
Other assets/liabilities, net	—	(3,574,000)	1,277,000
Investment in and advances to unconsolidated joint venture	—	9,423,000	8,610,000

Recently-Issued Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS”. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2012 and is required to be applied prospectively. The Company does not expect adoption of this guidance to have a material impact on its financial condition or results of operations.

In June 2011, the FASB issued Accounting Standards Update 2011-05, “Presentation of Comprehensive Income”. This standard eliminates the current requirement to report other comprehensive income and its components in the statement of equity and instead requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

is effective for the Company’s interim and annual reporting periods beginning January 1, 2012 and is required to be applied retrospectively. Other than presentation in the financial statements, the adoption of this guidance will have no effect on the Company’s financial position or results of operations.

Note 3. Real Estate

Real estate at December 31, 2011 and 2010 is comprised of the following:

	September 30,	September 30,
	Years ended December 31,
	2011	2010

Cost
Balance, beginning of year	$1,290,116,000	$1,273,395,000
Property acquired	46,863,000	—
Improvements and betterments	32,373,000	17,631,000
Write-off of fully-depreciated assets	(231,000)	(910,000)

Balance, end of the year	$1,369,121,000	$1,290,116,000

Accumulated depreciation
Balance, beginning of the year	$(157,803,000)	$(126,456,000)
Depreciation expense	(40,036,000)	(32,257,000)
Write-off of fully-depreciated assets	231,000	910,000

Balance, end of the year	$(197,608,000)	$(157,803,000)

Net book value	$1,171,513,000	$1,132,313,000

On January 14, 2011, the Company acquired Colonial Commons, a shopping center located in Lower Paxton Township, Pennsylvania. The purchase price for the property was approximately $49.1 million (in addition, the Company incurred transactions costs of $0.6 million). At closing, the Company entered into a first mortgage in the amount of $28.1 million, which bears interest at 5.6% per annum and matures in February 2021.

At December 31, 2011, substantially all of the Company’s real estate was pledged as collateral for mortgage loans payable and the secured revolving credit facilities.

Note 4. Investment in Cedar/RioCan Joint Venture

The Company and RioCan have entered into an 80% (RioCan) and 20% (Cedar) joint venture (i) initially for the purchase of seven supermarket-anchored properties previously owned by the Company (completed in May 2010), and (ii) then to acquire additional primarily supermarket-anchored properties in the Company’s primary market areas, in the same joint venture format. At December 31, 2011, the joint venture owned 22 properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The Company earned fees from the joint venture of approximately $2.8 million and $3.6 million for 2011 and 2010, respectively, representing accounting fees, management fees, acquisition fees and financing fees. Such fees are included in other revenues in the accompanying statements of operations.

In connection with the formation of the joint venture and the agreement to transfer the seven properties which were reclassified as “held for sale”, the Company recorded impairment charges of $2.5 million and $23.6 million in 2010 and 2009, respectively. Such charges were based on a comparison of the arms-length negotiated transfer amounts set forth in the contract with the carrying values of the properties transferred. In 2010, the Company incurred fees to its investment advisor as it relates to the Cedar/RioCan joint venture of $2.7 million. The joint venture agreement provides that, any time after December 10, 2012, either the Company or RioCan may initiate a “buy/sell” arrangement pursuant to which the initiating party can designate a value for all the joint venture’s properties (in the aggregate), and the other party may then elect either to sell its proportionate ownership interest in the joint venture based on that value or to purchase the initiating party’s ownership interest based on such valuation.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The following summarizes certain financial information related to the Company’s investment in the Cedar/RioCan unconsolidated joint venture:

	September 30,	September 30,
Balance Sheets	December 31,
	2011	2010

Assets:
Real estate, net	$532,071,000	$524,447,000
Cash and cash equivalents	12,797,000	5,934,000
Restricted cash	3,689,000	4,464,000
Rent and other receivables	2,419,000	2,074,000
Straight-line rent	2,743,000	1,000,000
Deferred charges, net	12,682,000	13,269,000
Other assets	5,549,000	8,514,000

Total assets	$571,950,000	$559,702,000

Liabilities and partners’ capital:
Mortgage loans payable	$317,293,000	$293,400,000
Due to the Company	1,203,000	6,036,000
Unamortized lease liability	22,182,000	24,573,000
Other liabilities	8,248,000	7,738,000

Total liabilities	348,926,000	331,747,000

Preferred stock	97,000	97,000

Accumulated other comprehensive (loss)	(590,000)	—

Partners’ capital:
RioCan	178,774,000	181,239,000
The Company	44,743,000	46,619,000

Total partners’ capital	223,517,000	227,858,000

Total liabilities and partners’ capital	$571,950,000	$559,702,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The following table summarizes details of the acquisitions of the joint venture during 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,
				Mortgage
		Acquisition	Purchase	Loans	Int.
Property Description	State	date	price	Payable (a)	rate
2011 Acquisition
Northwoods Crossing	MA	4/15/2011	$23,450,000	$14,429,000	5.2%

2010 Acquisitions
Creekview Plaza	PA	9/29/2010	26,240,000	14,432,000	4.8%
Cross Keys Place	NJ	10/13/2010	26,336,000	14,600,000	5.1%
Exeter Commons	PA	8/3/2010	53,000,000	30,000,000	5.3%
Gettysburg Marketplace	PA	10/21/2010	19,850,000	10,918,000	5.0%
Marlboro Crossroads	MD	10/21/2010	12,500,000	6,875,000	5.1%
Monroe Marketplace	PA	9/29/2010	41,990,000	23,095,000	4.8%
Montville Commons	CT	9/29/2010	18,900,000	10,500,000	5.8%
New River Valley	VA	9/29/2010	27,970,000	15,163,000	4.8%
Northland Center	PA	10/21/2010	10,248,000	6,298,000	5.0%
Pitney Road Plaza	PA	9/29/2010	11,060,000	6,083,000	4.8%
Sunrise Plaza	NJ	9/29/2010	26,460,000	13,728,000	4.8%
Town Square Plaza	PA	1/26/2010	18,854,000	11,000,000	5.0%
Towne Crossings	VA	10/21/2010	19,000,000	10,450,000	5.0%
York Marketplace	PA	10/21/2010	29,200,000	16,060,000	5.0%

(a)	Mortgage loans payable represents the loan amount on the dates of borrowing and/or assumption.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Scheduled principal payments on mortgage loans payable at December 31, 2011 are as follows:

September 30,
2012	4,856,000
2013	5,105,000
2014	34,903,000
2015	101,736,000
2016	55,192,000
Thereafter	115,501,000

317,293,000

	September 30,	September 30,	September 30,
	Years ended December 31,
Statements of Operations	2011	2010	2009

Revenues	$62,500,000	$30,194,000	$282,000
Property operating and other expenses	(6,631,000)	(2,636,000)	(57,000)
Management fees to the Company	(2,006,000)	(973,000)	(8,000)
Real estate taxes	(7,214,000)	(3,286,000)	(10,000)
Acquisition transaction costs (a)	(917,000)	(7,119,000)	—
General and administrative	(308,000)	(622,000)	—
Depreciation and amortization	(20,616,000)	(9,523,000)	(71,000)
Interest and other non-operating expenses, net	(18,078,000)	(7,903,000)	—

Net income (loss)	$6,730,000	$(1,868,000)	$136,000

RioCan	5,384,000	(1,493,000)	109,000
The Company	1,346,000	(375,000)	27,000

	$6,730,000	$(1,868,000)	$136,000

(a)

Includes $0.6 and $2.8 million, respectively, paid to former owners of certain acquired properties representing the values assigned for the post-closing leasing of vacant spaces in excess of the fair value amounts estimated at closing.

Note 5 — Discontinued operations, land dispositions and write-off of investment in unconsolidated joint venture

In connection with management’s review of the Company’s real estate investments, the Company determined (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

coastal regions (four properties “held for sale” as of December 31, 2011), (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties (11 properties “held for sale” as of December 31, 2011), and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets (five properties “held for sale/conveyance” as of December 31, 2011). In addition, discontinued operations reflect the anticipated consummation of the Homburg joint venture buy/sell transactions (seven properties “held for sale” as of December 31, 2011).

The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable to be assumed by the buyers (or conveyed to the mortgagee), have been reclassified as “held for sale/conveyance” on the Company’s consolidated balance sheets at December 31, 2011 and December 31, 2010. The Company anticipates that sales of all such properties classified as “held for sale” will be concluded during 2012. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented. Impairment charges relating to operating properties are included in discontinued operations in the accompanying statements of operations; impairment charges relating to land parcels are included in operating income in the accompanying statements of operations. The impairment charge amounts included in operating income for 2010 and 2009 relate to properties transferred to the Cedar/RioCan joint venture. The following is a summary of these charges:

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009

Impairment charges—land parcels and properties transferred to Cedar/RioCan joint venture	$7,148,000	$2,493,000	$23,636,000

Write-off of investment in unconsolidated joint venture	$7,961,000	$—	$—

Impairment charges—properties held for sale/conveyance	$88,458,000	$39,822,000	$3,559,000

Impairment charges included in discontinued operations for 2011 included $11.1 million related to the Discount Drug Mart portfolio, $33.1 million related to malls, $5.3 million related to single-tenant/triple-net-lease properties, $36.6 million related to development projects and other non-core properties, and $2.4 million related to the Homburg joint venture properties. Impairment charges included in discontinued operations for 2010 included $26.8 million related to the Discount Drug Mart portfolio, $12.6 million related to malls, $0.1 million related to a single-tenant/triple-net-lease property, and $0.3 million related to a development project. Impairment charges included in discontinued operations for 2009 included $2.4 million related to the Discount Drug Mart portfolio and $1.2 million related to single-tenant/triple-net-lease properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The impairment charges were based on a comparison of the carrying values of the properties with either (1) the actual sales price less costs to sell for the properties sold or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses, if no contract amounts were as yet being negotiated, as discussed in more detail in Note 6 — “Fair Value Measurements”, (3) an “as is” appraisal with respect to the single-tenant property in Philadelphia, Pennsylvania to be conveyed to the mortgagee, or (4) with respect to the land parcels, estimated sales prices. Prior to the Company’s plan to dispose of properties reclassified to “held for sale/conveyance”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflected that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell as described above.

The following is a summary of the components of (loss) income from discontinued operations:

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
Revenues:
Rents	$26,986,000	$30,287,000	$34,944,000
Expense recoveries	6,531,000	7,093,000	8,626,000
Other	527,000	81,000	1,127,000

Total revenues	34,044,000	37,461,000	44,697,000

Expenses:
Operating, maintenance and management	9,045,000	10,108,000	10,181,000
Real estate and other property-related taxes	5,375,000	5,411,000	5,888,000
Depreciation and amortization	5,356,000	11,571,000	12,559,000
Interest expense	9,255,000	8,647,000	9,015,000

	29,031,000	35,737,000	37,643,000

Income from discontinued operations before impairment charges	5,013,000	1,724,000	7,054,000

Impairment charges	(88,458,000)	(39,822,000)	(3,559,000)

(Loss) income from discontinued operations	$(83,445,000)	$(38,098,000)	$3,495,000

Gain on sales of discontinued operations	$884,000	$170,000	$557,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

During 2011, the Company completed the following transactions related to properties “held for sale/conveyance”:

	September 30,	September 30,	September 30,	September 30,
		Date	Sales	Gain on
Property	Location	Sold	Price	Sale

Bergstrasse Land	Ephrata, PA	2/14/2011	$1,900,000	$33,000
Two properties	OH	3/30/2011	4,032,000	—
Fairfield Plaza	Fairfield, CT	4/15/2011	10,840,000	470,000
CVS at Kingston	Kingston, NY	11/14/2011	5,250,000	185,000
CVS at Kinderhook	Kinderhook, NY	12/8/2011	4,000,000	196,000
Shoppes at Salem Run	Fredericksburg, VA	12/12/2011	1,675,000	—
Virginia Center Commons	Glen Allen, VA	12/21/2011	3,550,000	—
Nine properties	OH	12/28/2011	25,257,000	—

The Company is also planning to arrange conveyances of three other Ohio properties to their respective mortgagees by deed-in-lieu of foreclosure processes, whereby the Company’s subsidiaries would be released from all obligations, including any unpaid principal and interest. No payments have been made on these mortgages subsequent to December 31, 2011.

During 2010, the Company completed the following transactions related to properties “held for sale/conveyance”:

	September 30,	September 30,	September 30,	September 30,
		Date	Sales	Gain on
Property	Location	Sold	Price	Sale

Carrollton Discount Drug Mart Plaza	Carrollton, OH	1/28/2010	$3,300,000	$—
Pondside Plaza	Geneseo, NY	2/4/2010	1,600,000	—
Family Dollar at Zanesville	Zanesville, OH	2/25/2010	575,000	170,000
Powell Discount Drug Mart Plaza	Powell, OH	3/23/2010	5,150,000	—
Long Reach Village	Columbia, MD	10/29/2010	5,500,000	—

Homburg Joint Venture. In February 2011, Homburg Invest Inc. (“HII”) exercised its buy/sell option pursuant to the terms of the joint venture agreements for each of the nine properties owned by the venture. The offered values for the properties, in the aggregate, amounted to approximately $55.0 million over existing property-specific financing (approximately $100.9 million at December 31, 2011). Currently, the Company has made elections to purchase HII’s 80% interest in two of the nine properties, Meadows Marketplace, located in Hershey, Pennsylvania and Fieldstone Marketplace, located in New Bedford,

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Massachusetts. At the closing, the Company will pay approximately $5.5 million to HII for its 80% interest in the two properties; the outstanding balances of the mortgage loans payable on the properties were approximately $27.7 million at December 31, 2011. The Company also determined not to meet HII’s buy/sell offers for each of the remaining seven properties, which are now being treated as “held for sale/conveyance”. At the closing, the Company will receive proceeds of approximately $8.3 million from HII for its 20% interest in the seven properties; the outstanding balances of the mortgage loans payable on the properties aggregated approximately $73.2 million at December 31, 2011. The Company’s property management agreements for the seven properties will terminate upon the closing of the sale. Although there are still uncertainties with respect to the obtaining of the required approvals of the lenders holding mortgages on the properties, the Company anticipates that the contemplated transactions will close in 2012.

Philadelphia Redevelopment Property. The tenant at two properties, one owned in an unconsolidated joint venture and the other owned 100% by the Company (acquired in October 2010), vacated both premises in April 2011, at which time both the joint venture and the Company’s wholly-owned subsidiary had CMBS non-recourse first mortgage loans secured by the properties in the amounts of $14.7 million due for payment in May 2011 and $12.9 million due for payment in March 2012, respectively ($250,000 of the $12.9 million loan is guaranteed by the Company). The Company reviewed its investment alternatives and determined that it would not be prudent to proceed with the development, sale or lease of the properties, or to advance the funds necessary to pay off the mortgages. Such determination was based on the uncertainty in obtaining favorable revisions to zoning, difficult existing deed restrictions, the uncertainty in achieving required economic returns given the extensive additional capital investments required, and uncertain current market conditions for sale or lease. Accordingly, the Company wrote off its investment in the joint venture ($8.0 million—see Note 2—“Summary of Significant Accounting Policies – Principles of Consolidation/Basis of Preparation”), and recorded an impairment charge related to the value of the 100%-owned property ($9.1 million, included in discontinued operations). No payments have been made on the 100%-owned property mortgage since May 2011, although the Company has been accruing interest expense and will pay certain property-related maintenance/security expenses as they become due. The Company is negotiating a conveyance of the property to the mortgagee by a deed-in-lieu of foreclosure process, whereby the Company’s subsidiary would be released from all obligations, including any unpaid principal and interest (other than the aforementioned $250,000 guaranty). At the time of such conveyance, the Company would recognize a gain based on the excess of the carrying amount of the liabilities (mortgage principal and any accrued property-related expenses) over the carrying amount of the property (approximately $6.8 million as of December 31, 2011).

Ohio Properties. Impairment charges related to these properties recorded in 2011 included additional charges of approximately $10.5 million, principally representing adjustments to the net realizable values of certain of the properties treated as “held for sale/conveyance” as of December 31, 2010. The additional charges were based principally on changes in the structure of previously-negotiated transactions, whereby (1) the Company terminated a contract to swap three

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

properties for certain land parcels in Ohio and instead entered into a new agreement to sell the properties for cash and assumption of existing debt, and (2) as a result of amending its contract for the sale of the 12 properties discussed below, the Company revalued the properties on an individual, and not portfolio, basis (the buyers in both cases being members of the group from which the Company originally acquired substantially all of its drug store/convenience centers).

On April 27, 2011, the Company made a two-year $4.1 million loan to the developers of a site located in Columbus, Ohio (the developers are certain other members of the group from which the Company acquired substantially all of its drug store/convenience centers). The loan was made in consideration of the borrowers facilitating (but not being parties to) the contract for the sale of the 12 properties. The loan (which may be increased, under certain conditions, by an additional $300,000) bears interest at 6.25% per annum and is collateralized by a first mortgage on the development parcel. The balance of the loan and accrued interest aggregated $4.3 million as of December 31, 2011.

On April 29, 2011, the Company entered into a contract, as subsequently amended, for the sale of 12 properties, subject to the obtaining of approvals of the lenders holding mortgages on the properties. The $28.0 million net aggregate sales price for the properties, after reflecting estimated closing costs and expenses, includes mortgage loans payable to be assumed and approximates the properties’ carrying values. The sales of nine of the properties closed on December 28, 2011. Two of the remaining properties were sold in early 2012, with the remaining property expected to be sold during 2012.

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable and accrued expenses approximate fair value. The fair value of the Company’s investments and liabilities related to deferred compensation plans were determined to be a Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions. The valuation of the liability for the Company’s interest rate swaps, which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. The valuation of the assets for the Company’s real estate held for sale/conveyance – discontinued operations, which is measured on a nonrecurring basis, have been determined to be (i) a Level 2 within the valuation hierarchy, based on the respective contracts of sale or (ii) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices determined by discounted cash flow analyses if no contract amounts were as yet being negotiated. The discounted cash flow analyses included all estimated cash inflows and outflows over a specific holding period and where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2011 and December 31, 2010, respectively:

	Septemb	Septemb	Septemb	Septemb
	Assets/Liabilities Measured at Fair Value on a
	Recurring Basis
	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments	$3,562,000	$—	$—	$3,562,000

Liabilities relating to deferred compensation plans	$3,562,000	$—	$—	$3,562,000

Interest rate swaps liability	$—	$2,053,000	$—	$2,053,000

	Assets/Liabilities Measured at Fair Value on a
		Recurring Basis
	December 31, 2010
Description	Level 1	Level 2	Level 3	Total
Interest rate swaps liability	$—	$1,642,000	$—	$1,642,000

The fair value of the Company’s fixed rate mortgage loans was estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2011 and December 31, 2010, the aggregate fair values of the Company’s fixed rate mortgage loans were approximately $529.0 million and $490.1 million, respectively; the carrying values of such loans were $525.3 million and $488.0 million, respectively, at those dates.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of December 31, 2011 and December 31, 2010, respectively:

	September 30,	September 30,	September 30,	September 30,
	Assets Measured at Fair Value on a
	Non-Recurring Basis
	December 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$124,154,000	$82,520,000	$206,674,000

	September 30,	September 30,	September 30,	September 30,
	Assets Measured at Fair Value on a
	Non-Recurring Basis
	December 31, 2010
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$22,773,000	$47,186,000	$69,959,000	(a)

(a)	Excludes $278.8 million relating to properties subsequently treated as “held for sale/conveyance” as of December 31, 2011 and recorded at fair value as of that date.

Note 7. Concentration of Credit Risk

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

Excluding properties treated as discontinued operations, Giant Food Stores, LLC (“Giant Foods”), which is owned by Ahold N.V., a Netherlands corporation, accounted for approximately 13%, 11% and 10% of the Company’s total revenues in 2011, 2010 and 2009, respectively. Giant Foods, in combination with Stop & Shop, Inc., which is also owned by Ahold N.V., accounted for approximately 16%, 13% and 14% of the Company’s total revenues in 2011, 2010 and 2009, respectively.

The Company’s properties are located largely in the mid-Atlantic and Northeast coastal regions, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 34 of the Company’s properties are located in Pennsylvania).

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Note 8. Other Assets

Other assets at December 31, 2011and 2010 are comprised of the following:

	September 30,	September 30,
	December 31,
	2011	2010

Prepaid expenses	$5,857,000	$5,258,000
Investments and cumulative mark-to-market adjustments related to share-based compensation	3,562,000	2,101,000
Property and other deposits	1,430,000	1,527,000
Leasehold improvements, furniture and fixtures	1,035,000	525,000
Other	474,000	—

	$12,358,000	$9,411,000

Note 9. Deferred Charges, Net

Deferred charges at December 31, 2011 and 2010 are net of accumulated amortization and are comprised of the following:

	September 30,	September 30,
	December 31,
	2011	2010

Lease origination costs (a)	$14,336,000	$13,282,000
Financing costs (b)	6,268,000	9,623,000
Other	931,000	1,551,000

	$21,535,000	$24,456,000

(a)

Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $6.6 million (cost of $16.8 million and accumulated amortization of $10.2 million) and $5.9 million (cost of $14.5 million and accumulated amortization of $8.6 million), respectively.

(b)

In September 2010, the Company elected to reduce the total commitments under its then stabilized property revolving credit facility by $100.0 million. In this connection, the Company accelerated the write-off of approximately $2.6 million of deferred financing costs.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $7.4 million, $10.8 million and $7.5 million for 2011, 2010 and 2009, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs are net of accumulated amortization of $15.7 million and $23.5 million, respectively, and will be charged to future operations as follows (lease origination costs through 2033, and financing costs through 2029):

	September 30,	September 30,
	Lease
	origination	Financing
	costs	costs

2012	$2,509,000	$3,827,000	(a)
2013	2,250,000	848,000
2014	1,931,000	452,000
2015	1,621,000	300,000
2016	1,316,000	227,000
Thereafter	4,709,000	614,000

	$14,336,000	$6,268,000

(a)	Includes $2.8 million relating to the stabilized property and development property credit facilities which were refinanced in January 2012.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Note 10. Mortgage Loans Payable and Secured Revolving Credit Facilities

Secured debt is comprised of the following at December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010 (a)
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages	$525,259,000	5.8%	5.0% - 7.6%	$487,957,000	5.9%	5.0% - 7.6%
Variable-rate mortgage	63,768,000	3.0%		62,568,000	2.5%

Total property-specific mortgages	589,027,000	5.5%		550,525,000	5.6%
Stabilized property credit facility	74,035,000	5.5%		29,535,000	5.5%
Development property credit facility	92,282,000	2.5%		103,062,000	2.5%

	$755,344,000	5.2%		$683,122,000	5.1%

Mortgage loans payable related to real estate held for sale/conveyance — discontinued operations (a)

Fixed-rate mortgages	$103,704,000	5.7%	5.0% - 6.5%	$135,991,000	5.6%	5.0% - 6.5%
Variable-rate mortgage	18,900,000	5.9%		21,000,000	5.9%

	$122,604,000	5.7%		$156,991,000	5.6%

(a)	Restated to reflect the reclassifications of properties subsequently treated as “held for sale/conveyance”.

Mortgage loans payable

Mortgage loan activity for 2011 and 2010 is summarized as follows:

	September 30,	September 30,
	Years ended December 31,
	2011	2010
Balance, beginning of year	$550,525,000	$541,979,000
New mortgage borrowings and assumptions	45,791,000	26,984,000
Repayments	(7,289,000)	(18,438,000)

Balance, end of the year	$589,027,000	$550,525,000

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

During 2010, the Company completed a $10.6 million fixed-rate mortgage loan payable on a previously unencumbered property, with an interest rate of 5.5% per annum. The property was previously included in the collateral pool for the Company’s secured revolving stabilized property credit facility. In addition, the Company refinanced three properties in 2010. The new fixed-rate mortgage loans payable aggregated $15.0 million and bear interest at a weighted average of 6.2% per annum.

The variable-rate mortgage represents a $70.7 million construction facility, as amended in November 2011, pursuant to which the Company has pledged its joint venture ground-up development property in Pottsgrove, Pennsylvania as collateral for borrowings thereunder. The facility is guaranteed by the Company and will expire in October 2013, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 275 bps or the agent bank’s prime rate plus a spread of 125 bps, with principal payable based on a 30-year amortization schedule. Borrowings outstanding under the facility aggregated $63.8 million at December 31, 2011, and such borrowings bore interest at a rate of 3.0% per annum.

Amended, Restated and Consolidated Credit Facility

On January 26, 2012, the Company entered into a $300 million secured credit facility (“Credit Facility”). The Credit Facility amends, restates and consolidates the Company’s prior $185 million stabilized property revolving credit facility ($74,035,000 outstanding at December 31, 2011, bearing interest at 5.5% per annum) and its $150 million development property credit facility ($92,282,000 outstanding at December 31, 2011, bearing interest at 2.5% per annum) that were due to expire on January 31, 2012 and June 13, 2012, respectively. In anticipation of the new Credit Facility, the Company determined to forego its one-year extension option applicable to the stabilized property credit revolving facility.

The new Credit Facility is comprised of a four-year $75 million term loan and a three-year $225 million revolving credit facility, subject to collateral in place (the Company has pledged 27 of its shopping center properties as collateral for such borrowings, including seven properties which are being treated as “real estate held for sale/conveyance”). In connection with the new Credit Facility, the Company paid participating lender fees, and closing and transaction costs of approximately $3.7 million.

Borrowings under the new Credit Facility are initially priced at LIBOR plus 275 bps (a total of 3.0% per annum at closing) and can range from LIBOR plus 200 to 300 bps based on the Company’s leverage ratio. Subject to customary conditions, the term loan and the revolving credit facility may both be extended for one additional year at the Company’s option. Under an accordion feature, the Credit Facility can be increased to $500 million, subject to customary conditions, collateral in place and lending commitments from participating banks.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The Credit Facility contains financial covenants including, but not limited to, maximum debt leverage, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the Credit Facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with these covenants or the occurrence of an event of default under the Credit Facility could result in the acceleration of the Company’s debt and other financial obligations under the Credit Facility. The Credit Facility will be available to fund acquisitions, redevelopment and remaining development activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes.

Based on covenant measurements and collateral in place at the closing, the Company was permitted to draw up to approximately $232.8 million, of which approximately $62.8 million remained available as of that date (after payment of closing costs, fees and expenses).

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable and secured revolving credit facilities at December 31, 2011, due on various dates from 2012 to 2029, are as follows (reflecting the amended, restated and consolidated credit facility concluded on January 26, 2012):

	September 30,
2012	38,980,000
2013	125,328,000	(a)
2014	106,436,000
2015	168,642,000	(b)
2016	173,937,000	(c)
Thereafter	142,021,000

	$755,344,000

(a)	Includes $62.2 million subject to a one-year extension option.

(b)	Includes $91.3 million subject to a one-year extension option.

(c)	Includes $75.0 million subject to a one-year extension option.

Note 11. Derivative Financial Instruments

At December 31, 2011, the Company had approximately $32.1 million of mortgage loans payable subject to interest rate swaps. Such interest rate swaps converted LIBOR-based variable rates to fixed annual rates of 5.2% and 6.5% per annum. At that date, the Company had accrued liabilities of $2.1 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to existing

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

mortgage loans payable. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.

The following is a summary of the derivative financial instruments held by the Company and the Cedar/RioCan joint venture at December 31, 2011 and 2010:

	Septemb	Septemb	Septemb	Septemb	Septemb	Septemb	Septemb	Septemb	Septemb
			Notional values				Balance	Fair value
Designation/			December 31,		December 31,	Maturity	sheet	December 31,	December 31,
Cash flow	Derivative	Count	2011	Count	2010	dates	location	2011	2010
	Interest rate swaps						Accrued liabilities
Qualifying	Consolidated	3	$32,091,000	2	$20,218,000	2013-2018	Consolidated	$2,053,000	$1,642,000

	Cedar/RioCan						Cedar/RioCan
Qualifying	Joint Venture	1	$14,182,000	—	$—	2016	Joint Venture	$2,419,000	$—

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for 2011, 2010 and 2009, respectively:

	September 30,	September 30,	September 30,	September 30,
		Amount of gain (loss) recognized in other
		comprehensive (loss) income (effective portion)
Designation/		Year ended December 31,
Cash flow	Derivative	2011	2010	2009
	Interest rate swaps
Non-qualifying	Consolidated	$—	$—	106,000

Qualifying	Consolidated	$(398,000)	$(670,000)	$4,237,000

	Cedar/RioCan
Qualifying	Joint Venture	$(118,000)	$—	$—

The above table does not include amortization and adjustments related to the terminated Crossroads II swap which were recorded as a reduction of other comprehensive income and as a reduction of interest expense in the amount of $409,000 and $252,000 in 2011 and 2010, respectively.

	September 30,	September 30,	September 30,	September 30,
		Amount of gain recognized in interest expense
		(ineffective portion)
		Year ended December 31,
		2011	2010	2009
Non-qualifying	Interest rate swaps	$—	$—	$107,000

Qualifying	Interest rate swaps	$—	$—	$67,000

As of December 31, 2011, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of December 31, 2011, if a counterparty were to default, the Company would receive a net interest benefit. On January 20, 2010, the Company paid approximately $5.5 million to terminate interest rate swaps applicable to the financing for its development joint venture project in Stroudsburg, Pennsylvania.

Note 12. Intangible Lease Asset/Liability

Unamortized intangible lease liabilities that relate to below-market leases amounted to $35.0 million and $40.3 million at December 31, 2011 and December 31, 2010, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.5 million and $0 at December 31, 2011 and December 31, 2010, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The unamortized balance of intangible lease liabilities at December 31, 2011 is net of accumulated amortization of $51.8 million, and will be credited to future operations through 2043 as follows:

September 30,
2012	$5,097,000
2013	4,668,000
2014	4,207,000
2015	3,093,000
2016	1,911,000
Thereafter	16,041,000

$35,017,000

Note 13. Commitments and Contingencies

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

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, which it leased from a partnership owned 44.9% by the Company’s former Chairman and Chief Executive Officer. The terms of the lease, as amended, will expire in February 2020. Future minimum rents payable under the terms of the lease, as amended, amount to $495,000, $509,000, $523,000, $537,000, $552,000 and $1.8 million during the years 2012 through 2016, and thereafter, respectively. In addition, several of the Company’s properties and portions of several others are owned subject to operating leases which provide for annual payments subject, in certain cases, to cost-of-living or fair market value adjustments, as follows: 2012—$1.0 million, 2013—$1.0 million, 2014—$1.0 million, 2015—$1.0 million, 2016—$1.0 million and thereafter—$9.9 million.

Rent expense was $1.3 million, $1.0 million and $0.8 million for 2011, 2010 and 2009, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The Company has entered into joint venture arrangements with respect to a number of its properties. The applicable joint venture agreements generally include buy/sell provisions pursuant to which, after a specified period of years, either party may initiate a buy/sell arrangement pursuant to which the initiating party can designate a value for the relevant property or properties, and the other party may then elect either to sell its proportionate ownership interest in the joint venture based on that value for the entire property or to purchase the initiating party’s ownership interest based on such valuation for the entire property.

Note 14. Preferred and Common Stock

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) which offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock. Such purchases are at 100% of market value (increased in March 2011 from 98% of market value). During 2011, the Company issued 693,000 shares of its common stock at an average price of $6.02 per share and realized proceeds after expenses of approximately $4.1 million. During 2010, the Company issued 1,451,000 shares of its common stock at an average price of $5.79 per share and realized proceeds after expenses of approximately $8.2 million. At December 31, 2011, there remained 2,856,000 shares authorized under the DRIP.

In connection with litigation settlements in the Company’s favor, the Company received cash payments of $975,000 ($225,000 and $750,000, respectively, in 2011 and 2010). In addition, the defendants acquired 133,000 shares of the Company’s common stock (39,000 shares at an average price of $5.78 per share in 2011 and 94,000 shares at an average price of $8.01 per share in 2010) from which the Company realized net proceeds of an additional $975,000 ($225,000 and $750,000, respectively, in 2011 and 2010).

In February 2010, the Company concluded a public offering of 7,500,000 shares of its common stock at $6.60 per share, and realized net proceeds, after offering expenses, of approximately $47.0 million. In March 2010, the underwriters exercised their over-allotment option to the extent of 698,000 shares, and the Company realized additional net proceeds of $4.4 million. In connection with the offering, RioCan purchased 1,350,000 shares of the Company’s common stock and the Company realized additional net proceeds of $8.9 million.

In connection with the RioCan transactions, the Company issued to RioCan warrants to purchase 1,428,570 shares of the Company’s common stock at an exercise price of $7.00 per share. RioCan exercised its warrant in April 2010 and the Company realized net proceeds of $10.0 million.

In August 2010, the Company concluded a public offering of 2,850,000 shares of its 8-7/8% Series A Cumulative Redeemable preferred stock at $24.50 per share, and realized net proceeds, after offering expenses, of approximately $67.4 million. In connection with the sale, the Company’s investment advisor received an underwriter’s discount of approximately $2.4 million. The Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock has no stated

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option at a price of $25.00 per share, plus accrued and unpaid distributions. There were $1.6 million of accrued preferred stock distributions at both December 31, 2011 and 2010, respectively.

The Company had a Standby Equity Purchase Agreement (the “SEPA Agreement”) with an investment company for sales of its shares of common stock at a discount to market of 1.75% plus a placement agent fee 0.75% (paid to an investment advisor). In addition, the Agreement provided that Company could request advances from time to time up to $5.0 million each (with respect to such advances, the common stock sales were at a discount to market of 2.75% and the placement agent fee was 1.25%). Such advances were initially recorded as a liability and, as shares were sold on a daily basis and the advances were settled, such liability was thereafter reflected in equity. At December 31, 2009, there was an unsettled advance liability of $5.0 million which was settled in January and February 2010 by the sale of 718,000 shares of the Company’s common stock at an average selling price of $6.97 per share. Through the remainder of 2010, an additional 667,000 shares were sold pursuant to the SEPA Agreement, at an average price of $7.52 per share, and the Company realized net proceeds, after allocation of issuance expenses, of approximately $4.9 million. There have been no additional SEPA Agreement transactions and the Agreement expired in September 2011.

During 2010, the Company, at its option, elected to redeem for cash approximately 552,000 OP Units that had been offered for conversion by the holders thereof, for an aggregate purchase price of approximately $3.4 million. Such OP Units had been issued to certain members of the group from which the Company had acquired the major portion of its Ohio drug store/convenience center properties.

In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units to a then minority interest partner in the property. Such warrants have an exercise price of $13.50 per unit, subject to certain anti-dilution adjustments, are fully vested, and will expire on May 31, 2012.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Note 15. Rental Revenues

Rental revenues for 2011, 2010 and 2009 are comprised of the following:

	September 30,	September 30,	September 30,
	2011	2010	2009
Base rents	$97,437,000	$93,493,000	$98,216,000
Percentage rent	1,058,000	906,000	998,000
Straight-line rents	1,221,000	1,577,000	2,593,000
Amortization of intangible lease liabilities	5,736,000	6,094,000	11,234,000

	$105,452,000	$102,070,000	$113,041,000

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2011 are approximately as follows (excluding those base rents applicable to properties treated as discontinued operations):

September 30,
2012	$98,863,000
2013	94,271,000
2014	84,973,000
2015	74,732,000
2016	62,253,000
Thereafter	319,301,000

$734,393,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such additional revenue amounts aggregated approximately $28.0 million, $26.6 million and $28.3 million for 2011, 2010 and 2009, respectively. In addition, such amounts do not include amortization of intangible lease liabilities.

Note 16. 401(k) Retirement Plan

The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $275,000, $266,000 and $248,000 in 2011, 2010 and 2009, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Note 17. Management Transition Charges

In June 2011, the Company’s then Chairman of the Board, Chief Executive Officer and President retired, and the employment of the Company’s then Chief Financial Officer ended. Pursuant to their respective employment and/or separation agreements, (a) they are to receive an aggregate of approximately $3.7 million in cash severance payments (including the cost of related payroll taxes and benefits, and substantially all of which has been funded), and (b) all of their unvested restricted share grants became vested and all related amounts were written off (an aggregate of approximately $2.0 million – see “Stock-Based Compensation” below). Together with approximately $0.8 million of other non-recurring costs, primarily professional fees and expenses related to the hiring of a new President/Chief Executive Officer and Chief Financial Officer, the Company recorded an aggregate of approximately $6.5 million as “management transition charges”.

Note 18. Share-Based Compensation

The following tables set forth certain share-based compensation information for 2011, 2010 and 2009, respectively:

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
Share-based compensation:
Expense relating to share grants	$5,665,000	$3,260,000	$2,921,000
Adjustments to reflect changes in market price of certain share grants	(775,000)	(281,000)	(488,000)

Total charged to operations (a)	$4,890,000	$2,979,000	$2,433,000

	September 30,	September 30,
		Weighted average
	Shares	grant date value

Unvested shares, December 31, 2010	1,280,000	$6.28
Restricted share grants (b)	961,000	5.40
Vested during period (c)	(1,038,000)	6.51
Forfeitures/cancellations	(97,000)	5.70

Unvested shares, December 31, 2011	1,106,000	$5.31

(a)	Includes $1,980,000 applicable to the accelerated vestings discussed below.

(b)	Does not include the equity or liability award shares discussed below.

(c)	Includes 706,000 shares ($5.35 weighted average grant date fair value) applicable to the accelerated vestings discussed below.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The per share weighted average grant date fair values of shares granted during 2011, 2010 and 2009 were $5.40, $6.54, and $4.95, respectively. The total fair values of shares vested during 2011, 2010 and 2009 were $5,507,000, $996,000 and $569,000, respectively (the 2011 amount includes $3,569,000 applicable to the accelerated vestings discussed below).

At December 31, 2011, 2.3 million shares remained available for grants pursuant to the Incentive Plan (excluding the 1,750,000 shares and 500,000 shares, respectively, applicable to the equity and liability awards discussed below). At December 31, 2011, there remained an aggregate of approximately $13.0 million applicable to all such grants and awards to be expensed over a weighted average period of 5.8 years.

In connection with the retirement of the Company’s Chairman of the Board, Chief Executive Officer and President, and the end of the employment of the Company’s Chief Financial Officer (see Note – 17 “Management Transition Charges”), all of their outstanding restricted share grants, consisting of time-based grants (284,000 shares) and performance-based grants (422,000 shares) became vested (an aggregate of 706,000 shares), and were expensed in full at the then market value of the shares (an aggregate of approximately $2.0 million).

The Company’s new President and Chief Executive Officer is to receive restricted share grants totaling 2.5 million shares, one-half of which are to be time-based, vesting upon the seventh anniversary of the date of grant (vesting on June 15, 2018), and the other half to be performance-based, to be earned if the total annual return on an investment in the Company’s common stock (“TSR”) is at least an average of 6.5% per year for the seven years ending June 15, 2018. An independent appraisal determined the value of the performance-based award to be $4.39 per share compared to a market price at the date of grant of $4.98 per share. As a result of existing limitations within the Incentive Plan, only 250,000 shares have been issued, 1,750,000 shares are being accounted for as an “equity award”, and 500,000 shares are being accounted for as a “liability award”. The values of the equity and liability awards are being expensed on a straight-line basis over the vesting period. Consistent with such awards to other recipients, dividends are paid on all the shares, including the equity and liability award shares, with the dividends paid on the equity award shares treated as distributions to common shareholders and included in the statement of equity, and the dividends paid on the liability award shares treated as compensation and included in the statement of operations. In addition, with respect to the liability award, adjustments to reflect changes in the fair value of the award (based on changes in the market price of the Company’s common stock) are also charged to operations. It is the Company’s intention to seek a modification of the terms of the Incentive Plan (or to adopt a new stock incentive plan) so as to permit the grant of the entire 2.5 million shares. Until such changes are effectuated, the Company will issue 250,000 shares each calendar year, thereby reducing the liability established for the equity award. If, by June 15, 2018, the entire 2.5 million shares have not been issued, the parties have agreed to satisfy any remaining Company obligations on a mutually-agreeable economic basis.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

In January 2009, 2010 and 2011, the Company issued shares of common stock as performance-based grants, with vesting to be based on the TSR over the three calendar years commencing with the dates of grant. Portions of each grant are to vest (a) if the TSR on the Company’s common stock is equal to or greater than a specified average return per year (the “Absolute TSR”), and (b) if there is a positive comparison of the TSR on the Company’s common stock to the Company’s peer group (the “Relative TSR”). The Company obtained independent appraisals to determine the values of each category of the performance-based shares issued. The following table summarizes information relating to the performance-based grants:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
			Absolute TSR			Relative TSR
		Grant date		Annual
Grant	Shares	market	Portion of	average	Appraisal	Portion of	Appraisal
year	granted	price	grant	return	value	grant	value
2009	218,000	$7.02	75%	6%	$5.44	25%	$6.48
2010	227,000	6.70	50%	6%	4.56	50%	6.00
2011	275,000	6.54	50%	8%	4.40	50%	5.91

After the accelerated vestings in June 2011 of certain of these shares, as discussed above, there remained 82,000 shares, 84,000 shares and 123,000 shares, respectively, of the 2009, 2010 and 2011 performance-based awards. However, as the Company did not achieve either TSR measure for the three years ended December 31, 2011, none of the shares granted in 2009 vested.

In addition to the above, there were other time-based restricted shares issued, which amount to 436,000 shares, 279,000 shares and 397,000 shares, for 2011, 2010 and 2009, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Note 19. Noncontrolling interest—Limited Partners’ Mezzanine OP Units

The following summarizes the activity relating to the limited partners’ mezzanine OP Units:

	September 30,	September 30,
	December 31,
	2011	2010

Balance, beginning of year	$7,053,000	$12,638,000

Net loss	(1,126,000)	(640,000)
Unrealized gain on change in fair value of cash flow hedges	(3,000)	(18,000)

Total other comprehensive loss	(1,129,000)	(658,000)

Distributions	(232,000)	(266,000)
Reallocation adjustment of limited partners’ interest and conversions and redemptions of OP Units	(1,076,000)	(4,661,000)

Balance, end of year	$4,616,000	$7,053,000

See note 22 for information relating to 2012 conversions of mezzanine OP Units.

Note 20. Earnings/Dividends Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s stock-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2011, the Company had 2.3 million weighted average unvested restricted shares outstanding (including the weighted average impact of the 2.0 million shares awarded to the Company’s new President/Chief Executive Officer in June 2011). EPS for the 2010 and 2009 is calculated based on the data presented on the face of the consolidated statements of operations for those periods. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for 2011:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

September 30,
Numerator
(Loss) from continuing operations	$(25,953,000)
Preferred distribution requirements	(14,200,000)
Plus, net income attributable to noncontrolling interests	917,000
Less, earnings allocated to unvested shares	(810,000)

Loss from continuing operations available for common shareholders	(40,046,000)
Results from discontinued operations	(78,525,000)

Net (loss) available for common shareholders, basic and diluted	$(118,571,000)

Denominator
Weighted average number of vested common shares outstanding	66,387,000

Earnings (loss) per common share, basic and diluted
Continuing operations	$(0.61)
Discontinued operations	$(1.18)

$(1.79)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding for 2011, 2010 and 2009 were 1,415,000, 1,814,000 and 2,014,000, respectively. In addition, warrants for the purchase of OP Units (83,000 for all periods) have been excluded as they were anti-dilutive for all periods presented.

Dividends to common shareholders in 2011, 2010 and 2009 were $24,705,000 ($0.36 per share), $17,749,000 ($0.27 per share), and $9,742,000 ($0.2025 per share), respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Note 21. Selected Quarterly Financial Data (unaudited)

	September 30,	September 30,	September 30,	September 30,
	Quarter ended
Year	March 31	June 30	September 30	December 31
2011
Revenues as previously reported	$41,620,000	$38,299,000	$33,460,000	$34,334,000
Revenues from discontinued operations and reclassifications (a)	(7,030,000)	(5,690,000)	420,000	—

Revenues	$34,590,000	$32,609,000	$33,880,000	$34,334,000

Net loss	$(9,093,000)	$(24,729,000)	$(71,265,000)	$(3,427,000)
Net loss attributable to common shareholders	$(12,309,000)	$(27,668,000)	$(70,105,000)	$(7,679,000)
Per common share (basic and diluted) (b)	$(0.18)	$(0.41)	$(1.05)	$(0.12)

2010
Revenues as previously reported	$41,786,000	$37,989,000	$31,710,000	$39,230,000
Revenues from discontinued operations and reclassifications (a)	(6,308,000)	(6,030,000)	—	(6,805,000)

Revenues	$35,478,000	$31,959,000	$31,710,000	$32,425,000

Net loss	$(1,160,000)	$(2,547,000)	$(4,491,000)	$(35,986,000)
Net loss attributable to common shareholders	$(3,490,000)	$(4,251,000)	$(6,780,000)	$(36,964,000)
Per common share (basic and diluted) (b)	$(0.06)	$(0.07)	$(0.10)	$(0.56)

(a)	Represents revenues from discontinued operations which were previously included in revenues as previously reported.

(b)

Differences between the sum of the four quarterly per share amounts and the annual per share amounts are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

Note 22. Subsequent Events

In determining subsequent events, management reviewed all activity from January 1, 2012 through the date of filing this Annual Report on Form 10-K.

On January 26, 2012, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared a dividend of $0.5546875 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on February 21, 2012 to shareholders of record on February 10, 2012.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

In January and February 2012, holders of 851,000 OP Units (including 554,000 mezzanine OP Units) converted their holdings to shares of the Company’s common stock. In connection therewith, approximately $3.5 million of the December 31, 2011 carrying value of mezzanine OP Units will be reclassified to equity.

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements

Academy Plaza	PA	2001	100%	1965/1998	151,977	$2,406,000	$9,623,000
Annie Land Plaza	VA	2006	100%	1999	42,500	809,000	4,015,000
Camp Hill	PA	2002	100%	1958/2005	472,717	4,460,000	17,857,000
Carbondale Plaza	PA	2004	100%	1972/2005	121,135	1,586,000	7,289,000
Carll’s Corner	NJ	2007	100%	1960’s-1999/	129,582	3,034,000	15,293,000
Carmans Plaza	NY	2007	100%	1954/2007	194,806	8,539,000	35,804,000
Circle Plaza	PA	2007	100%	1979/1991	92,171	561,000	2,884,000
Coliseum Marketplace	VA	2005	100%	1987/2005	103,069	2,924,000	14,416,000
Colonial Commons	PA	2011	100%	2011	474,765	9,367,000	37,496,000
Crossroads II	PA	2008	60%	2009	133,188	15,383,000	—
East Chestnut	PA	2005	100%	1996	21,180	800,000	3,699,000
Elmhurst Square	VA	2006	100%	1961-1983	66,250	1,371,000	5,994,000
Fairview Plaza	PA	2003	100%	1992	69,579	2,128,000	8,483,000
Fairview Commons	PA	2007	100%	1976/2003	59,578	858,000	3,568,000
Fieldstone Marketplace	MA	2005	20%	1988/2003	193,970	5,229,000	21,440,000
Fort Washington	PA	2002	100%	2003	41,000	2,462,000	—
General Booth Plaza	VA	2005	100%	1985	73,320	1,935,000	9,493,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,943	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	117,986	3,070,000	12,320,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Commons	PA	2004	100%	1988-1993	99,580	1,153,000	4,678,000
Huntingdon Plaza	PA	2004	100%	1972 -2003	142,845	933,000	4,129,000
Jordan Lane	CT	2005	100%	1969/1991	181,730	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985	94,477	2,207,000	11,000,000
Kenley Village	MD	2005	100%	1988	51,894	726,000	3,512,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Kingston Plaza	NY	2006	100%	2006	5,324	1,644,000	—
Lake Raystown Plaza	PA	2004	100%	1995	140,159	2,231,000	6,735,000
Liberty Marketplace	PA	2005	100%	2003	68,200	2,665,000	12,639,000
Martins’s at Glen Allen	VA	2005	100%	2000	63,328	6,769,000	683,000
Meadows Marketplace	PA	2004	20%	2005	91,518	1,914,000	—
Mechanicsburg Giant	PA	2005	100%	2003	51,500	2,709,000	12,159,000
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000
Newport Plaza	PA	2003	100%	1996	64,489	1,721,000	7,758,000
New London Mall	CT	2009	40%	1967/1997	259,293	14,891,000	24,967,000
Northside Commons	PA	2008	100%	2009	64,710	3,332,000	—

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2011

(continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Gross amount at which carried at
	Subsequent	December 31, 2011
	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance

Academy Plaza	$1,696,000	$2,406,000	$11,319,000	$13,725,000	$2,987,000	$8,894,000
Annie Land Plaza	54,000	809,000	4,069,000	4,878,000	773,000	(3)
Camp Hill	43,504,000	4,424,000	61,397,000	65,821,000	11,312,000	65,000,000
Carbondale Plaza	4,883,000	1,586,000	12,172,000	13,758,000	2,736,000	4,864,000
Carll’s Corner	(1,425,000)	2,898,000	14,004,000	16,902,000	2,166,000	5,656,000
Carmans Plaza	(645,000)	8,421,000	35,277,000	43,698,000	5,190,000	33,391,000
Circle Plaza	65,000	546,000	2,964,000	3,510,000	351,000	(3)
Coliseum Marketplace	3,739,000	3,586,000	17,493,000	21,079,000	3,810,000	11,703,000
Crossroads II	28,440,000	17,671,000	26,152,000	43,823,000	1,433,000	(3)
Colonial Commons	312,000	9,367,000	37,808,000	47,175,000	1,827,000	27,729,000
East Chestnut	3,000	800,000	3,702,000	4,502,000	917,000	1,773,000
Elmhurst Square	256,000	1,371,000	6,250,000	7,621,000	1,261,000	3,892,000
Fairview Plaza	270,000	2,129,000	8,752,000	10,881,000	2,082,000	5,254,000
Fairview Commons	—	858,000	3,568,000	4,426,000	693,000	(3)
Fieldstone Marketplace	593,000	5,167,000	22,095,000	27,262,000	4,504,000	17,900,000
Fort Washington	5,176,000	2,462,000	5,176,000	7,638,000	1,194,000	5,535,000
General Booth Plaza	187,000	1,935,000	9,680,000	11,615,000	2,441,000	5,136,000
Gold Star Plaza	266,000	1,644,000	6,785,000	8,429,000	1,371,000	2,009,000
Golden Triangle	9,796,000	2,320,000	19,509,000	21,829,000	4,980,000	20,387,000
Groton Shopping Center	342,000	3,073,000	12,659,000	15,732,000	2,256,000	11,412,000
Halifax Plaza	224,000	1,347,000	6,088,000	7,435,000	1,341,000	4,175,000
Hamburg Commons	5,402,000	1,153,000	10,080,000	11,233,000	1,776,000	5,017,000
Huntingdon Plaza	1,892,000	933,000	6,021,000	6,954,000	1,035,000	(3)
Jordan Lane	973,000	4,291,000	22,149,000	26,440,000	4,638,000	12,628,000
Kempsville Crossing	140,000	2,207,000	11,140,000	13,347,000	2,974,000	5,799,000
Kenley Village	120,000	726,000	3,632,000	4,358,000	1,109,000	(3)
Kings Plaza	337,000	2,408,000	12,946,000	15,354,000	2,141,000	7,538,000
Kingston Plaza	(962,000)	496,000	186,000	682,000	30,000	511,000
Lake Raystown Plaza	6,829,000	2,231,000	13,564,000	15,795,000	2,882,000	(3)
Liberty Marketplace	294,000	2,695,000	12,903,000	15,598,000	2,462,000	8,840,000
Martins’s at Glen Allen	3,000	5,367,000	2,088,000	7,455,000	495,000	(3)
Meadows Marketplace	11,402,000	1,914,000	11,402,000	13,316,000	1,685,000	10,002,000
Mechanicsburg Giant	—	2,709,000	12,159,000	14,868,000	2,137,000	9,075,000
Metro Square	(301,000)	5,250,000	9,911,000	15,161,000	1,066,000	8,750,000
Newport Plaza	236,000	1,682,000	8,033,000	9,715,000	1,671,000	5,471,000
New London Mall	999,000	8,827,000	32,030,000	40,857,000	4,431,000	26,388,000
Northside Commons	10,001,000	3,379,000	9,954,000	13,333,000	552,000	(3)

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2011

(continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements

Norwood Shopping Center	MA	2006	100%	1965/2006	102,459	$1,874,000	$8,453,000
Oak Ridge	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/1995	89,850	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960’s/2004	58,224	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/1995	110,970	1,488,000	6,566,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	86,089	2,010,000	6,489,000
Port Richmond Village	PA	2001	100%	1988	154,908	2,942,000	11,769,000
Price Chopper Plaza	MA	2007	100%	1960’s-2004	101,824	3,551,000	18,412,000
River View Plaza I, II and III	PA	2003	100%	1991/1998	244,034	9,718,000	40,356,000
San Souci Plaza	MD	2009	40%	1985 - 1997	264,134	14,849,000	18,445,000
Smithfield Plaza	VA	2005-2008	100%	1987/1996	134,664	2,947,000	12,737,000
South Philadelphia	PA	2003	100%	1950/2003	283,415	8,222,000	36,314,000
Southington Shopping Center	CT	2003	100%	1972/2000	155,842	—	11,834,000
St. James Square	MD	2005	100%	2000	39,903	688,000	3,838,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000
Swede Square	PA	2003	100%	1980/2004	100,816	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990	249,553	7,632,000	29,308,000
The Commons	PA	2004	100%	2003	203,426	3,098,000	14,047,000
The Point	PA	2000	100%	1972/2001	268,037	2,700,000	10,800,000
The Shops at Suffolk Downs	MA	2005	100%	2005	121,251	7,580,000	11,089,000
Timpany Plaza	MA	2007	100%	1970’s-1989	183,775	3,412,000	19,240,000
Townfair Center	PA	2004	100%	2002	218,662	3,022,000	13,786,000
Trexler Mall	PA	2005	100%	1973/2004	339,363	6,932,000	32,815,000
Trexlertown Plaza	PA	2006	100%	1990/2005	316,143	13,349,000	23,867,000
Ukrop’s at Fredericksburg	VA	2005	100%	1997	63,000	3,213,000	12,758,000
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Virginia Little Creek	VA	2005	100%	1996/2001	69,620	1,650,000	8,350,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,394	2,061,000	7,314,000
West Bridgewater Plaza	MA	2007	100%	1970/2007	133,039	2,823,000	14,901,000
Upland Square	PA	2007	60%	2009	382,578	28,187,000	—
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,505,000

Total Consolidated Portfiolio					9,592,942	$275,601,000	$812,521,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2011

(continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
		Gross amount at which carried at
	Subsequent	December 31, 2011
	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance

Norwood Shopping Center	$460,000	$1,874,000	$8,913,000	$10,787,000	$1,741,000	(3)
Oak Ridge	27,000	960,000	4,281,000	5,241,000	695,000	3,351,000
Oakland Commons	(525,000)	2,504,000	15,137,000	17,641,000	2,253,000	(3)
Oakland Mills	32,000	1,611,000	6,324,000	7,935,000	1,516,000	4,748,000
Palmyra Shopping Center	1,048,000	1,488,000	7,614,000	9,102,000	1,659,000	(3)
Pine Grove Plaza	125,000	2,010,000	6,614,000	8,624,000	1,443,000	5,574,000
Port Richmond Village	712,000	2,843,000	12,580,000	15,423,000	3,316,000	14,156,000
Price Chopper Plaza	(552,000)	4,082,000	17,329,000	21,411,000	2,383,000	(3)
River View Plaza I, II and III	4,091,000	9,718,000	44,447,000	54,165,000	9,908,000	(3)
San Souci Plaza	1,559,000	13,406,000	21,447,000	34,853,000	4,169,000	27,200,000
Smithfield Plaza	323,000	2,919,000	13,088,000	16,007,000	2,366,000	10,115,000
South Philadelphia	2,606,000	8,222,000	38,920,000	47,142,000	10,236,000	(3)
Southington Shopping Center	35,000	—	11,869,000	11,869,000	2,481,000	5,577,000
St. James Square	644,000	688,000	4,482,000	5,170,000	1,160,000	(3)
Suffolk Plaza	—	1,402,000	7,236,000	8,638,000	1,948,000	4,353,000
Swede Square	5,419,000	2,272,000	11,647,000	13,919,000	3,089,000	10,453,000
The Brickyard	1,401,000	7,648,000	30,693,000	38,341,000	12,547,000	(3)
The Commons	2,871,000	3,098,000	16,918,000	20,016,000	3,895,000	(3)
The Point	14,546,000	2,996,000	25,050,000	28,046,000	5,847,000	16,277,000
The Shops at Suffolk Downs	8,548,000	7,580,000	19,637,000	27,217,000	2,579,000	(3)
Timpany Plaza	102,000	3,368,000	19,386,000	22,754,000	2,965,000	7,996,000
Townfair Center	7,453,000	3,022,000	21,239,000	24,261,000	3,136,000	16,371,000
Trexler Mall	3,924,000	6,932,000	36,739,000	43,671,000	6,705,000	20,637,000
Trexlertown Plaza	21,133,000	13,351,000	44,998,000	58,349,000	3,865,000	(3)
Ukrop’s at Fredericksburg	—	3,213,000	12,758,000	15,971,000	2,267,000	(3)
Valley Plaza	870,000	1,950,000	8,636,000	10,586,000	1,847,000	(3)
Virginia Little Creek	(10,000)	1,639,000	8,351,000	9,990,000	2,068,000	5,035,000
Washington Center Shoppes	3,754,000	2,000,000	11,129,000	13,129,000	3,032,000	8,321,000
West Bridgewater Plaza	(700,000)	2,630,000	14,394,000	17,024,000	1,989,000	10,659,000
Upland Square	65,708,000	27,112,000	66,783,000	93,895,000	3,444,000	63,768,000
Yorktowne Plaza	294,000	5,853,000	25,886,000	31,739,000	4,350,000	19,707,000

Tota Consolidated Portfiolio	$280,999,000	$269,479,000	$1,099,642,000	$1,369,121,000	$197,608,000	$589,027,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2011

(continued)

The changes in real estate and accumulated depreciation for the three years ended December 31, 2011 are as follows (1):

	September 30,	September 30,	September 30,
	2011	2010	2009
Cost

Balance, beginning of the year	$1,290,116,000	$1,273,395,000	$1,141,623,000
Properties acquired	46,863,000	—	73,152,000
Improvements and betterments	32,373,000	17,631,000	64,767,000
Write-off fully-depreciated assets	(231,000)	(910,000)	(6,147,000)

Balance, end of the year (2)	$1,369,121,000	$1,290,116,000	$1,273,395,000

	September 30,	September 30,	September 30,
Accumulated depreciation

Balance, beginning of the year	$157,803,000	$126,456,000	$96,593,000
Depreciation expense	40,036,000	32,257,000	36,010,000
Write-off fully-depreciated assets	(231,000)	(910,000)	(6,147,000)

Balance, end of the year	$197,608,000	$157,803,000	$126,456,000

Net book value	$1,171,513,000	$1,132,313,000	$1,146,939,000

(1)	Restated to reflect the reclassifications of properties to “real estate held for sale/conveyance” during 2011.

(2)	At December 31, 2011, the aggregate cost for federal income tax purposes was approximately $17.4 million less than the Company’s recorded values.

(3)

The total net book value of properties pledged as collateral under the Company’s secured revolving credit facilities was $374.8 million at December 31, 2011 (in addition, $24.5 million relating to properties treated as “real estate held for sale/conveyance” was also pledged as collateral under the Company’s secured revolving credit facility); the total amount outstanding under the secured revolving credit facilities was $166,317,000.

(4)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of December 31, 2011, and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the last quarter of 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

We have audited Cedar Realty Trust, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cedar Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures –”Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cedar Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of Cedar Realty Trust, Inc. and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 6, 2012

Item 9B.	Other Information

Effective March 1, 2012, the Board of Directors of the Company amended the Company’s By-Laws to add a new Section 2.11 relating to nomination of directors. Section 2.11 requires that nominations of persons by stockholders to serve on the Board of Directors must be made not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting of stockholders; provided, however, that with respect to the annual meeting to be held in 2012, such notice must be received not less than 60 days before the date of the annual meeting.

The By-Laws, as amended, are filed as an exhibit to this Annual Report on Form 10-K and reference is made to such exhibit for the full provisions of new Section 2.11.

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance

This item is incorporated by reference to the definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation

This item is incorporated by reference to the definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

This item is incorporated by reference to the definitive proxy statement for the 2012 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

    The response to this portion of Item 15 is included in Item 8 of this report

2. Financial Statement Schedules

    The response to this portion of Item 15 is included in Item 8 of this report.

3. Exhibits

Item	Title or Description

3.1	Articles of Incorporation of Cedar Realty Trust, Inc., including all amendments and articles supplementary previously filed.

3.2	By-laws of Cedar Realty Trust, Inc., including all amendments previously filed.

3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.b	Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.c	Amendment No. 2 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.c of Form 10-K for the year ended December 31, 2004.

3.3.d	Amendment No. 3 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P. , incorporated by reference to Exhibit 3.3.d of Form 10-K for the year ended December 31, 2006.

3.3.e	Amendment No. 4 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P. , incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarterly period ended September 30, 2010.

10.1.a*	Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.a of Form 10-K for the year ended December 31, 2004.

10.1.b*	Amendment No. 1 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.b of Form 10-K for the year ended December 31, 2004.

10.1.c*	Amendment No. 2 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of August 9, 2004, incorporated by reference to Exhibit 10.6.c of Form 10-K for the year ended December 31, 2004.

10.1.d*	Amendment No. 3 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.

Item	Title or Description

10.1.e*	Amendment No. 4 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.1.e of Form 10-K for the year ended December 31, 2006.

10.1.f*	Amendment No. 5 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.1.f of Form 10-K for the year ended December 31, 2007.

10.1.g*	Amendment No. 6 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 14, 2011.

10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

10.2.b*	Amendment No. 1 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.2.b of Form 10-K for the year ended December 31, 2006.

10.2.c*	Amendment No. 2 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.2.c of Form 10-K for the year ended December 31, 2007.

10.2.d*	Amendment No. 3 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 16, 2008, incorporated by reference to Exhibit 10.2.d of Form 10-K for the year ended December 31, 2008.

10.2.e*	Amendment No. 4 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of June 30, 2011, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2011.

10.2.f*	Amendment No. 5 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 14, 2011.

10.3.a*	Employment Agreement between Cedar Shopping Centers, Inc. and Philip R. Mays, dated as of May 24, 2011, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2011.

10.3.b*	Employment Agreement between Cedar Shopping Centers, Inc. and Bruce J. Schanzer, dated as of May 31, 2011, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2011.

10.3.c*	Letter Agreement between Cedar Shopping Centers, Inc. and Lawrence E. Kreider, Jr., dated as of June 1, 2011, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended June 30, 2011.

10.3.d*	Letter Agreement between Cedar Shopping Centers, Inc. and Leo S. Ullman, dated as of June 9, 2011, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended June 30, 2011.

10.3.e*	Amended and Restated Employment Agreement between Cedar Shopping Centers, Inc. and Brenda J. Walker, dated as of September 28, 2011, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2011.

10.3.f*	Consulting Agreement between Cedar Shopping Centers, Inc. and Frank C. Ullman, dated as of January 13, 2011, incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 20, 2011.

10.3.g*	Termination of Consulting Agreement between Cedar Shopping Centers, Inc. and Frank C. Ullman, dated August 24, 2011.

10.4	Amended, Restated and Consolidated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank, National Association, the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”), and KeyBank National Association (as Administrative Agent), dated as of January 26, 2012.

10.5.a	Agreement Regarding Purchase of Partnership Interests By and Between Cedar Shopping Centers Partnership, L.P. and Homburg Holdings (U.S.) Inc. dated as of March 26, 2007, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2010.

Item	Title or Description

10.5.b	First Amendment to Agreement Regarding Purchase of Partnership Interests dated as of June 29, 2007, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 12, 2007.

10.5.c	Second Amendment to Agreement Regarding Purchase of Partnership Interests dated as of October 31, 2007, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 12, 2007.

10.6	Voting Agreement dated February 13, 2008 among Cedar Shopping Centers, Inc., Inland American Real Estate Trust, Inc., Inland Investment Advisors, Inc. Inland Real Estate Investment Corporation and The Inland Group, Inc., incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2007.

10.7.a	Securities Purchase Agreement dated as of October 26, 2009, by and among Cedar Shopping Centers, Inc., Cedar Shopping Centers Partnership L.P., RioCan Holdings USA Inc. and RioCan Real Estate Investment Trust, incorporated by reference to Exhibit 10.6.a of Form 10-Q for the quarterly period ended September 30, 2010.

10.7.a.i	Amendment to Securities Purchase Agreement dated February 5, 2010, incorporated by reference to Exhibit 10.6.b of Form 10-Q for the quarterly period ended September 30, 2010.

10.7.a.ii	Amendment to Securities Purchase Agreement dated February 26, 2010, incorporated by reference to Exhibit 10.6.c of Form 10-Q for the quarterly period ended September 30, 2010.

10.7.b	Agreement regarding purchase of Partnership Interests dated October 26, 2009 between Cedar Shopping Centers, Inc. and RioCan Holdings USA Inc., incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarterly period ended September 30, 2010.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.

(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a) (3) above.

(c)	The following financial statement schedules are filed as part of the report:

The response to this portion of Item 15 is included in Item 15(a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR REALTY TRUST, INC.

/s/ BRUCE J. SCHANZER	/s/ PHILIP R. MAYS
Bruce J. Schanzer	Philip R. Mays
President	Chief Financial Officer
(principal executive officer)	(principal financial officer)

/s/ GASPARE J. SAITTA, II
Gaspare J. Saitta, II
Chief Accounting Officer (principal accounting officer)

March 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

/s/ JAMES J. BURNS	/s/ RAGHUNATH DAVLOOR
James J. Burns	Raghunath Davloor
Director	Director

/s/ PAMELA N. HOOTKIN	/s/ PAUL G. KIRK, JR
Pamela N. Hootkin	Paul G. Kirk, Jr.
Director	Director

/s/ EVERETT B. MILLER, III	/s/ BRUCE J. SCHANZER
Everett B. Miller, III	Bruce J. Schanzer
Director	Director

/s/ ROGER M. WIDMANN
Roger M. Widmann Director

March 6, 2012