Form 10-Q
period 2012-03-31
CEDAR REALTY TRUST, INC.
filed 2012-05-07
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-31817

CEDAR REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	42-1241468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

44 South Bayles Avenue, Port Washington, New York	11050-3765
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2012, there were 69,302,560 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

The information contained in this Form 10-Q is unaudited and does not purport to disclose all items required by accounting principles generally accepted in the United States. In addition, statements made or incorporated by reference herein may include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors which could have a material adverse effect on the operations and future prospects of the Company are as set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

CEDAR REALTY TRUST, INC.

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Real estate:
Land	$268,941,000	$268,982,000
Buildings and improvements	1,103,115,000	1,099,456,000

	1,372,056,000	1,368,438,000
Less accumulated depreciation	(212,535,000)	(197,578,000)

Real estate, net	1,159,521,000	1,170,860,000

Real estate held for sale/conveyance	196,453,000	207,553,000
Investment in unconsolidated joint venture	43,134,000	44,743,000

Cash and cash equivalents	10,805,000	12,070,000
Restricted cash	14,833,000	14,707,000
Receivables:
Rents and other tenant receivables, net	6,576,000	6,882,000
Straight-line rents	13,652,000	13,435,000
Other	5,291,000	5,810,000
Other assets	12,022,000	12,358,000
Deferred charges, net	22,145,000	21,446,000
Assets relating to real estate held for sale/conveyance	—	2,299,000

Total assets	$1,484,432,000	$1,512,163,000

Liabilities and equity
Mortgage loans payable	$586,194,000	$588,516,000
Mortgage loans payable—real estate held for sale/conveyance	114,160,000	123,115,000
Secured credit facilities	165,074,000	166,317,000
Accounts payable and accrued liabilities	31,200,000	32,404,000
Unamortized intangible lease liabilities	33,727,000	35,017,000
Liabilities relating to real estate held for sale/conveyance	6,339,000	6,406,000

Total liabilities	936,694,000	951,775,000

Noncontrolling interest—limited partners’ mezzanine OP Units	668,000	4,616,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, $25.00 per share liquidation value, 12,500,000 shares authorized, 6,400,000 shares issued and outstanding)	158,575,000	158,575,000
Common stock ($.06 par value, 150,000,000 shares authorized 69,306,000 and 67,928,000 shares, respectively, issued and outstanding)	4,159,000	4,076,000
Treasury stock (1,591,000 and 1,313,000 shares, respectively, at cost)	(11,511,000)	(10,528,000)
Additional paid-in capital	726,469,000	718,974,000
Cumulative distributions in excess of net income	(386,607,000)	(373,741,000)
Accumulated other comprehensive loss	(3,172,000)	(3,513,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	487,913,000	493,843,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	55,934,000	56,511,000
Limited partners’ OP Units	3,223,000	5,418,000

Total noncontrolling interests	59,157,000	61,929,000

Total equity	547,070,000	555,772,000

Total liabilities and equity	$1,484,432,000	$1,512,163,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Rents	$26,695,000	$25,673,000
Expense recoveries	6,963,000	8,153,000
Other	819,000	684,000

Total revenues	34,477,000	34,510,000

Expenses:
Operating, maintenance and management	6,376,000	8,426,000
Real estate and other property-related taxes	4,393,000	4,155,000
General and administrative	3,625,000	2,694,000
Acquisition transaction costs and terminated projects	—	1,169,000
Depreciation and amortization	15,726,000	8,720,000

Total expenses	30,120,000	25,164,000

Operating income	4,357,000	9,346,000
Non-operating income and expense:
Interest expense, including amortization of deferred financing costs	(10,179,000)	(10,491,000)
Accelerated write-off of deferred financing costs	(2,607,000)	—
Interest income	62,000	48,000
Equity in income of unconsolidated joint ventures	445,000	791,000
Gain on sales	—	28,000

Total non-operating income and expense	(12,279,000)	(9,624,000)

Loss before discontinued operations	(7,922,000)	(278,000)

Discontinued operations:
Income from operations	1,459,000	1,471,000
Impairment reversals/(charges)	1,138,000	(10,286,000)
Gain on sales	457,000	—

Total discontinued operations	3,054,000	(8,815,000)

Net loss	(4,868,000)	(9,093,000)

Less, net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(1,046,000)	25,000
Limited partners’ interest in Operating Partnership	105,000	260,000

Total net (income) loss attributable to noncontrolling interests	(941,000)	285,000

Net loss attributable to Cedar Realty Trust, Inc.	(5,809,000)	(8,808,000)

Preferred distribution requirements	(3,531,000)	(3,501,000)

Net loss attributable to common shareholders	$(9,340,000)	$(12,309,000)

Per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.17)	$(0.05)
Discontinued operations	0.03	(0.13)

	$(0.14)	$(0.18)

Amounts attributable to Cedar Realty Trust, Inc. common shareholders, net of noncontrolling interests:
Loss from continuing operations	$(11,273,000)	$(3,639,000)
Income (loss) from discontinued operations	1,707,000	(8,670,000)
Gain on sales of discontinued operations	226,000	—

Net loss	$(9,340,000)	$(12,309,000)

Weighted average number of common shares—basic and diluted	67,535,000	67,227,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

	Three months ended March 31,
	2012	2011
Net loss	$(4,868,000)	$(9,093,000)

Other comprehensive income:
Unrealized gain on change in fair value of cash flow hedges:
Consolidated	288,000	298,000
Unconsolidated	54,000	—

Other comprehensive income	342,000	298,000

Comprehensive loss	(4,526,000)	(8,795,000)

Comprehensive (income)/loss attributable to noncontrolling interests	(942,000)	281,000

Comprehensive loss attributable to Cedar Realty Trust, Inc.	$(5,468,000)	$(8,514,000)

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Equity

Three months ended March 31, 2012

(unaudited)

	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss)	Total
Balance, December 31, 2011	6,400,000	$158,575,000	67,928,000	$4,076,000	$(10,528,000)	$718,974,000	$(373,741,000)	$(3,513,000)	$493,843,000
Net loss	—	—	—	—	—	—	(5,809,000)	—	(5,809,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	287,000	287,000
Unrealized gain on change in fair value of cash flow hedge—unconsolidated joint venture	—	—	—	—	—	—	—	54,000	54,000
Share-based compensation, net	—	—	527,000	32,000	(983,000)	1,607,000	—	—	656,000
Stock issuance expenses, net	—	—	—	—	—	(56,000)	—	—	(56,000)
Preferred distribution requirements	—	—	—	—	—	—	(3,531,000)	—	(3,531,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(3,526,000)	—	(3,526,000)
Conversion of OP Units into common stock	—	—	851,000	51,000	—	5,896,000	—	—	5,947,000
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	48,000	—	—	48,000

Balance, March 31, 2012	6,400,000	$158,575,000	69,306,000	$4,159,000	$(11,511,000)	$726,469,000	$(386,607,000)	$(3,172,000)	$487,913,000

	Noncontrolling Interests
	Minority interests in consolidated joint ventures	Limited partners’ interest in Operating Partnership	Total	Total equity
Balance, December 31, 2011	$56,511,000	$5,418,000	$61,929,000	$555,772,000
Net loss	1,046,000	(87,000)	959,000	(4,850,000)
Unrealized gain on change in fair value of cash flow hedges	—	1,000	1,000	288,000
Unrealized gain on change in fair value of cash flow hedge—unconsolidated joint venture	—	—	—	54,000
Share-based compensation, net	—	—	—	656,000
Stock issuance expenses, net	—	—	—	(56,000)
Preferred distribution requirements	—	—	—	(3,531,000)
Distributions to common shareholders/noncontrolling interests	(1,623,000)	(38,000)	(1,661,000)	(5,187,000)
Conversion of OP Units into common stock	—	(2,050,000)	(2,050,000)	3,897,000
Reallocation adjustment of limited partners’ interest	—	(21,000)	(21,000)	27,000

Balance, March 31, 2012	$55,934,000	$3,223,000	$59,157,000	$547,070,000

See accompanying notes to financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2012	2011
Cash flow from operating activities:
Net loss	$(4,868,000)	$(9,093,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(445,000)	(791,000)
Distributions from unconsolidated joint ventures	445,000	379,000
Acquisition transaction costs and terminated projects	—	1,169,000
Impairment (reversals)/charges—discontinued operations	(1,138,000)	10,286,000
Gain on sales	(457,000)	(28,000)
Straight-line rents	(317,000)	(519,000)
Provision for doubtful accounts	350,000	1,053,000
Depreciation and amortization	15,747,000	10,459,000
Amortization of intangible lease liabilities	(1,259,000)	(1,477,000)
Amortization and market price adjustments relating to share-based compensation	921,000	829,000
Amortization (including accelerated write-off) of deferred financing costs	3,241,000	1,006,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(580,000)	(4,171,000)
Prepaid expenses and other	(7,000)	(1,208,000)
Accounts payable and accrued expenses	(403,000)	(3,664,000)

Net cash provided by operating activities	11,230,000	4,230,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(4,515,000)	(53,583,000)
Net proceeds from sales of real estate	9,208,000	5,744,000
Net proceeds from transfers to unconsolidated Cedar/RioCan joint venture	—	3,009,000
Distributions of capital from unconsolidated joint ventures	1,663,000	2,555,000
Construction escrows and other	2,322,000	(1,141,000)

Net cash provided by (used in) in investing activities	8,678,000	(43,416,000)

Cash flow from financing activities:
Net advances/(repayments) from/(to) revolving credit facilities	(1,244,000)	22,000,000
Proceeds from mortgage financings	—	28,100,000
Mortgage repayments	(7,129,000)	(2,401,000)
Payments of debt financing costs	(4,002,000)	—
Noncontrolling interests:
Distributions to consolidated joint venture minority interests	(1,623,000)	(289,000)
Distributions to limited partners	(43,000)	(127,000)
Proceeds, net of expenses, from sales of common stock	(56,000)	2,807,000
Preferred stock distributions	(3,550,000)	(3,549,000)
Distributions to common shareholders	(3,526,000)	(6,052,000)

Net cash provided by (used in) financing activities	(21,173,000)	40,489,000

Net (decrease) increase in cash and cash equivalents	(1,265,000)	1,303,000
Cash and cash equivalents at beginning of period	12,070,000	14,166,000

Cash and cash equivalents at end of period	$10,805,000	$15,469,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of supermarket-anchored shopping centers straddling the Washington DC to Boston corridor. At March 31, 2012, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”). In addition, the Company has an ownership interest in 22 operating properties through its Cedar/RioCan joint venture in which the Company has a 20% interest.

During 2011, the Company determined (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions, (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties, and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets. In addition, discontinued operations reflect the anticipated consummation of the Homburg joint venture buy/sell transactions.

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2012, the Company owned a 99.2% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.8% at March 31, 2012) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 564,000 OP Units outstanding at March 31, 2012 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Changes

Principles of Consolidation/ Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities (“VIEs”) for which it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of the equity investment at risk (i) lack the power to make decisions about the entity’s activities that significantly impact the entity’s performance through voting or similar rights, (ii) have no obligation to absorb the expected losses of the entity, or (iii) have no right to receive the expected residual returns of the entity, or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

The Company has a 20% interest in a joint venture with RioCan Real Estate Investment Trust of Toronto, Canada, a publicly-traded Canadian real estate investment trust (“RioCan”). At March 31, 2012, the joint venture owned 22 properties. Although the Company provides management and other services, RioCan has significant management participation rights. The Company has determined that this joint venture is not a VIE and, accordingly, the Company accounts for its investment in this joint venture under the equity method.

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

The consolidated financial statements reflect certain reclassifications of prior period amounts to conform to the 2012 presentation, principally to reflect the sale and/or treatment as “held for sale/conveyance” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on previously-reported net income attributable to common shareholders or earnings per share.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Supplemental Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2012	2011
Supplemental disclosure of cash activities:
Cash paid for interest	$11,869,000	$11,270,000

Supplemental disclosure of non-cash activities:
Conversion of OP Units into common stock	5,947,000	—
Mortgage loans payable assumed by buyers	4,148,000	—
Capitalization of interest and deferred financing costs	296,000	323,000

Recently-Issued Accounting Pronouncements

Effective January 1, 2012, the Company adopted the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S GAAP and IFRS”. This update defines fair value, clarifies a framework to measure fair value, and requires specific disclosures of fair value measurements. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

Effective January 1, 2012, the Company adopted the “FASB” ASU 2011-05, “Presentation of Comprehensive Income”, which requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance has been applied retrospectively and, other than presentation in the financial statements, its adoption did not have an effect on the Company’s financial position or results of operations.

Note 3. Real Estate

At March 31, 2012, substantially all of the Company’s real estate was pledged as collateral for mortgage loans payable and the credit facilities.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 4—Discontinued operations and land dispositions

During the three months ended March 31, 2012, the Company determined to sell Kingston Plaza, located in Kingston, New York. Kingston Plaza was sold on April 12, 2012 for a sales price of approximately $1.2 million. As the property met the “held for sale” criteria as of March 31, 2012, it has been treated as a “discontinued operation” for all periods presented. Additionally, on May 3, 2012, the Company sold Stadium Plaza for a sales price of approximately $5.4 million. In addition, the Company reviewed the values for all remaining properties “held for sale/conveyance” and, based on final sales prices and sales contracts entered into, the Company has recorded an approximate $1.1 million reversal of impairment charges.

As of March 31, 2012, the Company is in the process of conveying four of its properties (Roosevelt II, Gahanna Discount Drug Mart Plaza, Westlake Discount Drug Mart Plaza and McCormick Place) to their respective lenders. In connection with these conveyances, each applicable subsidiary borrower has stopped paying monthly mortgage payments and is currently in default on these non-recourse mortgages.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

The following is a summary of the components of income (loss) from discontinued operations:

	Three months ended March 31,
	2012	2011
Revenues:
Rents	$5,074,000	$7,774,000
Expense recoveries	1,399,000	2,066,000
Other	40,000	329,000

Total revenues	6,513,000	10,169,000

Expenses:
Operating, maintenance and management	1,885,000	3,182,000
Real estate and other property-related taxes	1,182,000	1,418,000
Depreciation and amortization	21,000	1,765,000
Interest expense	1,966,000	2,333,000

	5,054,000	8,698,000

Income from discontinued operations before impairments	1,459,000	1,471,000
Impairment reversals/(charges)	1,138,000	(10,286,000)

Income (loss) from discontinued operations	$2,597,000	$(8,815,000)

Gain on sales of discontinued operations	$457,000	$—

During the three months ended March 31, 2012, the Company completed the following transactions related to properties “held for sale/conveyance”:

	Percent		Date	Sales	Gain on
Property	Owned	Location	Sold	Price	Sale
Hilliard Discount Drug Mart Plaza	100%	Hilliard, OH	2/7/2012	$1,434,000	$—
First Merit Bank at Akron	100%	Akron, OH	2/23/2012	633,000	—
Grove City Discount Drug Mart Plaza	100%	Grove City, OH	3/12/2012	1,925,000	—
CVS at Naugatuck	50%	Naugatuck, CT	3/20/2012	3,350,000	457,000
CVS at Bradford	100%	Bradford, PA	3/30/2012	967,000	—
CVS at Celina	100%	Celina, OH	3/30/2012	1,449,000	—
CVS at Erie	100%	Erie, PA	3/30/2012	1,278,000	—
CVS at Portage Trail	100%	Akron, OH	3/30/2012	1,061,000	—
Rite Aid at Massillon	100%	Massillon, OH	3/30/2012	1,492,000	—

				$13,589,000	$457,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 5. Investment in Cedar/RioCan Joint Venture

At March 31, 2012, the Cedar/RioCan joint venture (RioCan – 80%; Cedar – 20%) owned 22 properties. During the three months ended March 31, 2012 and 2011, the Company earned management fees from the joint venture of approximately $0.6 million and $0.5 million, respectively. Such fees are included in other revenues in the accompanying consolidated statements of operations.

The following summarizes certain financial information related to the Company’s investment in the Cedar/RioCan unconsolidated joint venture:

Balance Sheets

	March 31,	December 31,
	2012	2011
Assets:
Real estate, net	$528,190,000	$532,071,000
Cash and cash equivalents	8,869,000	12,797,000
Restricted cash	2,986,000	3,689,000
Rent and other receivables	2,487,000	2,419,000
Straight-line rents	3,169,000	2,743,000
Deferred charges, net	12,286,000	12,682,000
Other assets	4,826,000	5,549,000

Total assets	$562,813,000	$571,950,000

Liabilities and partners’ capital:
Mortgage loans payable	$316,095,000	$317,293,000
Due to the Company	—	1,203,000
Unamortized intangible lease liabilities	22,087,000	22,182,000
Other liabilities	8,854,000	8,248,000

Total liabilities	347,036,000	348,926,000
Preferred stock	97,000	97,000
Partners’ capital	215,680,000	222,927,000

Total liabilities and partners’ capital	$562,813,000	$571,950,000

The Company’s share of partners’ capital	$43,134,000	$44,743,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Statements of Income

	Three months ended March 31,
	2012	2011
Revenues	$15,932,000	$15,973,000
Property operating and other expenses	(1,565,000)	(2,606,000)
Management fees	(589,000)	(521,000)
Real estate taxes	(1,925,000)	(1,732,000)
Acquisition transaction costs	—	(68,000)
General and administrative	(68,000)	(70,000)
Depreciation and amortization	(5,114,000)	(4,963,000)
Interest and other non-operating expenses, net	(4,435,000)	(4,395,000)

Net income	$2,236,000	$1,618,000

The Company’s share of net income	$445,000	$324,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable and accrued expenses approximate fair value. The fair value of the Company’s investments and liabilities related to deferred compensation plans were determined to be a Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions. The valuation of the liability for the Company’s interest rate swaps, which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. The valuation of the assets for the Company’s real estate held for sale/conveyance – discontinued operations, which is measured on a nonrecurring basis, have been determined to be (i) a Level 2 within the valuation hierarchy, based on the respective contracts of sale, adjusted for closing costs and expenses, or (ii) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, direct capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow analyses and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach was utilized for certain land values and include comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believed to be within a reasonable range of current market rates for the respective properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Generally, the Company engages third party valuation experts to assist with the preparation of the valuation methods noted above. These valuations are reviewed and approved by a diverse group of management, as deemed necessary, including personnel from acquisitions, accounting, finance, operations, development and leasing. During every reporting period, management reviews and updates the valuations as appropriate.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, respectively:

	Assets/Liabilities Measured at Fair Value on a
	Recurring Basis
	March 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred compensation liabilities (a)	$3,754,000	$—	$—	$3,754,000

Deferred compensation liabilities (b)	$3,754,000	$—	$—	$3,754,000

Interest rate swaps liability (b)	$—	$1,852,000	$—	$1,852,000

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred compensation liabilities (a)	$3,562,000	$—	$—	$3,562,000

Deferred compensation liabilities (b)	$3,562,000	$—	$—	$3,562,000

Interest rate swaps liability (b)	$—	$2,053,000	$—	$2,053,000

(a)	Included in other assets in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The fair value of the Company’s fixed rate mortgage loans was estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of March 31, 2012 and December 31, 2011, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be a Level 3 within the valuation hierarchy, were approximately $530.5 million and $528.5 million, respectively; the carrying values of such loans were $522.6 million and $524.7 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of March 31, 2012 and December 31, 2011, respectively:

	Assets Measured at Fair Value on a
	Non-Recurring Basis
	March 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$125,035,000	$71,418,000	$196,453,000

	December 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$124,154,000	$82,520,000	$206,674,000	(a)

(a)	Excludes $0.9 million relating to properties subsequently treated as “held for sale/conveyance” as of March 31, 2012 and recorded at fair value as of that date.

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value at	Valuation	Unobservable	Range
	March 31, 2012	Technique	inputs	(weighted average)
Real estate held for sale/conveyance:
Operating retail real estate (nine properties)	$64,698,000	Discounted cash flow	Capitalization rates	7.5% to 11.3% (9.6%)
			Discount rates	11.0% to 12.0% (11.3%)
Land (six parcels)	6,720,000	Sales comparison approach	Price per acre	$39,000 to $187,000 per acre
				($74,000 per acre)

	$71,418,000

Note 7. Debt

Amended, Restated and Consolidated Credit Facility

On January 26, 2012, the Company entered into a $300 million secured credit facility (the “Credit Facility”), which amended, restated and consolidated its $185 million stabilized property revolving credit facility and its $150 million development property credit facility. The two prior facilities were due to expire on January 31, 2012 and June 13, 2012, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

The new Credit Facility is comprised of a four-year $75 million term loan and a three-year $225 million revolving credit facility, subject to collateral in place. In connection with the new Credit Facility, the Company paid participating lender fees and closing and transaction costs of approximately $4.0 million. In addition, the Company wrote off $2.6 million of unamortized fees associated with the terminated stabilized property and development credit facilities.

Borrowings under the new Credit Facility are priced at LIBOR plus a spread of 200 to 300 bps based on the Company’s leverage ratio (the weighted-average rate of interest as of March 31, 2012 was 3.1% per annum). Subject to customary conditions, the term loan and the revolving credit facility may both be extended for one additional year at the Company’s option. Under an accordion feature, the Credit Facility can be increased to $500 million, subject to customary conditions, collateral in place and lending commitments from participating banks.

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

Based on covenant measurements and collateral in place as of March 31, 2012, the Company was permitted to draw up to approximately $232.0 million, of which approximately $66.9 million remained available as of that date.

Derivative financial instruments

At March 31, 2012, the Company had approximately $31.9 million of mortgage loans payable subject to interest rate swaps. Such interest rate swaps converted LIBOR-based variable rates to fixed annual rates of 5.2% to 6.5% per annum. At that date, the Company had accrued liabilities of $1.9 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to existing mortgage loans payable. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

The following is a summary of the derivative financial instruments held by the Company and the Cedar/RioCan joint venture at March 31, 2012 and December 31, 2011:

			Notional values				Balance sheet location	Fair value
Designation/			March 31,		December 31,	Maturity dates		March 31,	December 31,
Cash flow	Derivative	Count	2012	Count	2011			2012	2011
	Interest rate swaps						Accrued liabilities
Qualifying	Consolidated Cedar/RioCan	3	$31,926,000	3	$32,091,000	2013-2018	Consolidated Cedar/RioCan	$1,852,000	$2,053,000

Qualifying	Joint Venture	1	$14,089,000	1	$14,182,000	2016	Joint Venture	$2,354,000	$2,419,000

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2012 and 2011, respectively:

		Amount of gain recognized in other
		comprehensive (loss) (effective portion)
Designation/		Three months ended March 31,
Cash flow	Derivative	2012	2011
Qualifying	Consolidated Cedar/RioCan	$288,000	$298,000

Qualifying	Joint Venture	$54,000	$—

As of March 31, 2012, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of March 31, 2012, if a counterparty were to default, the Company would receive a net interest benefit.

Note 8. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

The Company has entered into joint venture arrangements with respect to a number of its properties. The applicable joint venture agreements generally include buy/sell provisions pursuant to which, after a specified period of years, either party may initiate a buy/sell arrangement pursuant to which the initiating party can designate a value for the relevant property or properties, and the other party may then elect either to sell its proportionate ownership interest in the joint venture based on that value for the entire property or to purchase the initiating party’s ownership interest based on such valuation for the entire property. Specifically, the joint venture agreement between the Company and RioCan provides that, at any time after December 10, 2012, either the Company or RioCan may initiate a buy/sell arrangement.

Note 9. Shareholders’ Equity

During the three months ended March 31, 2012, holders of approximately 851,000 OP Units (including 554,000 mezzanine OP Units) converted their holdings to shares of the Company’s common stock. In connection therewith, $3.9 million of the carrying value of mezzanine OP Units was reclassified to equity.

The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2012	2011
Common shares	$0.050	$0.090
8.875% Series A Cumulative Redeemable Preferred Stock	$0.555	$0.555

Note 10. Rental Revenues

Rental revenues for the three months ended March 31, 2012 and 2011 are comprised of the following:

	Three months ended March 31,
	2012	2011
Base rents	$24,832,000	$23,962,000
Percentage rent	290,000	164,000
Straight-line rents	315,000	382,000
Amortization of intangible lease liabilities	1,258,000	1,165,000

	$26,695,000	$25,673,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 11. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three months ended March 31, 2012 and 2011, respectively:

	Three months ended March 31,
	2012	2011
Share-based compensation:
Expense relating to share grants (including , in 2012, the equity and liability awards)	$891,000	$979,000
Adjustments to reflect changes in market price of Company’s common stock	30,000	(150,000)

Total charged to operations	$921,000	$829,000

On March 21, 2012, the Company’s Board of Directors approved the 2012 Stock Incentive Plan (the “2012 Plan”), subject to shareholder approval, which is designed to replace the existing 2004 Stock Incentive Plan (the “2004 Plan”). Upon approval of the 2012 Plan by the Company’s shareholders, the Company has agreed not to grant any additional new awards under the 2004 Plan. The 2012 Plan will establish the procedures for the granting of, among other things, restricted stock awards and, in addition to mirroring the basic provisions of the 2004 Plan, does specifically provide for the awarding of the remaining two million shares to the Company’s President and Chief Executive Officer, as provided in his previously-disclosed employment agreement. The 2012 Plan also increases the maximum number of shares that may be granted to a participant in any calendar year to 500,000. The 2012 Plan will initially have 4.5 million shares available, representing the approximate 1.8 million shares remaining in the 2004 Plan (to be no longer available as noted above) and a 2.7 million share new availability. Should the 2012 Plan not be approved by shareholders at the 2012 Annual Meeting of Shareholders, the Company will continue to use the 2004 Plan and the available shares thereunder.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 12. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended March 31, 2012, the Company had 3.0 million weighted average unvested restricted shares outstanding. EPS for the three months ended March 31, 2011 is calculated based on the data presented on the face of the consolidated statement of operations for that period. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2012:

Numerator
(Loss) from continuing operations	$(7,922,000)
Preferred distribution requirements	(3,531,000)
Less, net loss attributable to noncontrolling interests	180,000
Less, earnings allocated to unvested shares	(153,000)

(Loss) from continuing operations available for common shareholders	(11,426,000)
Results from discontinued operations, net of noncontrolling interests	1,933,000

Net (loss) available for common shareholders, basic and diluted	$(9,493,000)

Denominator
Weighted average number of vested common shares outstanding	67,535,000

Earnings (loss) per common share, basic and diluted
Continuing operations	$(0.17)
Discontinued operations	0.03

$(0.14)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding for the three months ended March 31, 2012 and 2011 were 810,000 and 1,415,000, respectively. In addition, warrants for the purchase of OP Units (83,000 for both periods) have been excluded as they were anti-dilutive for both periods.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2012

(unaudited)

Note 13. Subsequent Events

In determining subsequent events, management reviewed all activity from April 1, 2012 through the date of filing this Quarterly Report on Form 10-Q.

On April 27, 2012, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared a dividend of $0.5546875 per share with respect to the Company’s 8-7/8% Series A Cumulative Redeemable Preferred Stock. The distributions are payable on May 21, 2012 to shareholders of record on May 11, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust which currently focuses primarily on ownership and operation of supermarket-anchored shopping centers straddling the Washington DC to Boston corridor. At March 31, 2012, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.6 million square feet of GLA. In addition, the Company has an ownership interest in 22 operating properties, with approximately 3.7 million square feet of GLA, through its Cedar/RioCan joint venture in which the Company has a 20% interest. The Company believes it gains additional benefits with tenants and vendors by having an interest in managing these additional properties within its primary markets. The entire managed portfolio, including the Cedar/RioCan properties, was approximately 92.2% leased at March 31, 2012 (67 operating properties – 90.6%; unconsolidated joint venture properties – 96.4%).

In keeping with its stated goal of reducing overall leverage to an appropriate level by selling non-core assets, the Company determined (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions (two properties sold in 2012 and two properties “held for sale” as of March 31, 2012), (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties (seven properties sold in 2012 and four properties “held for sale” as of March 31, 2012), and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets (six properties “held for sale” as of March 31, 2012). In addition, discontinued operations reflect the anticipated consummation of the Homburg joint venture buy/sell transactions (seven properties “held for sale” as of March 31, 2012).

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

Significant Transactions

Discontinued Operations

The following table details dispositions of properties “held for sale/conveyance” during the three months ended March 31, 2012:

	Percent			Date	Sales
Property	owned	Location	GLA	Sold	Price
Hilliard Discount Drug Mart Plaza	100%	Hilliard, OH	40,988	2/7/2012	$1,434,000
First Merit Bank at Akron	100%	Akron, OH	3,200	2/23/2012	633,000
Grove City Discount Drug Mart Plaza	100%	Grove City, OH	40,848	3/12/2012	1,925,000
CVS at Naugatuck	50%	Naugatuck, CT	13,225	3/20/2012	3,350,000
CVS at Bradford	100%	Bradford, PA	10,722	3/30/2012	967,000
CVS at Celina	100%	Celina, OH	10,195	3/30/2012	1,449,000
CVS at Erie	100%	Erie, PA	10,125	3/30/2012	1,278,000
CVS at Portage Trail	100%	Akron, OH	10,722	3/30/2012	1,061,000
Rite Aid at Massillon	100%	Massillon, OH	10,125	3/30/2012	1,492,000

Total					$13,589,000

New Credit Facility

On January 26, 2012, the Company entered into a $300 million secured credit facility (the “Credit Facility”). The Credit Facility amends, restates and consolidates the Company’s prior $185 million stabilized property revolving credit facility and its $150 million development property credit facility that were due to expire on January 31, 2012 and June 13, 2012, respectively. See “Liquidity” below for additional details.

Results of Operations

Differences in results of operations between 2012 and 2011 were primarily due to the Company’s property disposition program, as more fully discussed above. Since January 1, 2011, the Company has sold, or has treated as “held for sale/conveyance”, 54 properties aggregating approximately 2.9 million square feet of GLA. Differences in results of operations between the three months ended March 31, 2012 and 2011 also reflect the lease up of ground-up development and redevelopment projects.

Net (loss) attributable to common shareholders was ($9.3) million and ($12.3) million for the three months ended March 31, 2012 and 2011, respectively.

Comparison of the three months ended March 31, 2012 and 2011

			Change
	2012	2011	Dollars	Percent
Revenues	$34,477,000	$34,510,000	$(33,000)	-0.1%
Property operating expenses	10,769,000	12,581,000	(1,812,000)	-14.4%

Property operating income	23,708,000	21,929,000	1,779,000	8.1%
General and administrative	(3,625,000)	(2,694,000)	(931,000)	34.6%
Acquisition transaction costs and terminated projects	—	(1,169,000)	1,169,000	n/a
Depreciation and amortization	(15,726,000)	(8,720,000)	(7,006,000)	80.3%
Interest expense, including amortization of deferred financing costs	(10,179,000)	(10,491,000)	312,000	-3.0%
Accelerated write-off of deferred financing costs	(2,607,000)	—	(2,607,000)	n/a
Interest income	62,000	48,000	14,000	29.2%
Equity in income of unconsolidated joint ventures	445,000	791,000	(346,000)	-43.7%
Gain on sales	—	28,000	(28,000)	n/a

Loss before discontinued operations	(7,922,000)	(278,000)	(7,644,000)
Discontinued operations:
Income from operations	1,459,000	1,471,000	(12,000)	-0.8%
Impairment reversals/(charges)	1,138,000	(10,286,000)	11,424,000	-111.1%
Gain on sales	457,000	—	457,000	n/a

Net loss	(4,868,000)	(9,093,000)	4,225,000
Net income (loss) attributable to noncontrolling interests	941,000	(285,000)	1,226,000

Net loss attributable to Cedar Realty Trust, Inc.	$(5,809,000)	$(8,808,000)	$2,999,000

Properties held in both periods. The Company held 67 properties (excluding properties “held for sale/conveyance”) throughout the three months ended March 31, 2012 and 2011.

Revenues, although basically flat, reflected a decrease in (i) tenant recoveries at operating properties, predominantly related to a decrease in billable operating expenses ($1.2 million), offset by increases in (ii) base rents at ground-up development properties ($0.4 million), (iii) base rents at operating properties ($0.3 million), (iv) base rents at redevelopment properties ($0.1 million), and (v) base rents at the property acquired during the first quarter of 2011 ($0.1 million), and (vi) other income, predominantly fees received from the Cedar/RioCan joint venture ($0.2 million).

Property operating expenses were lower primarily as a result of decreases in (i) snow removal costs ($1.9 million) and (ii) the provision for doubtful accounts and other non-billable expenses ($0.1 million), which are partially offset by an increase in (iii) real estate tax expense ($0.3 million).

General and administrative expenses were higher primarily as a result of increases in payroll and payroll related expenses.

Acquisition transaction costs and terminated projects for 2011 include (i) costs incurred related to a property acquisition ($0.7 million), and (ii) termination of several redevelopment projects that the Company determined would not go forward ($0.4 million).

Depreciation and amortization expenses increased principally by the lease up of a vacant space at a property which required the demolition of an existing building and the related acceleration of depreciation expense.

Interest expense, including amortization of deferred financing costs decreased primarily as a result of lower amortization of deferred financing costs related to the new Credit Facility entered in to during the first quarter of 2012.

Accelerated write-off of deferred financing costs in 2012 relates to the write-off of unamortized fees associated with the Company’s terminated stabilized property and development property credit facilities.

Equity in income of unconsolidated joint ventures was lower in 2012 as a result of the tenant at its then redevelopment joint venture in Philadelphia, Pennsylvania vacating the premises in April 2011 ($0.5 million), which is offset by an increase in operating results in 2012 from the Cedar/RioCan joint venture ($0.1 million).

Discontinued operations for the three months ended March 31, 2012 and 2011 include the results of operations, impairment reversals/charges and gain on sales for properties sold or treated as “held for sale/conveyance”, as part of the Company’s 2011 business plan as more fully discussed elsewhere in this report.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common dividend distributions, if made, and distributions to minority interest partners, if made, primarily from its operations and distributions received from the Cedar/RioCan joint venture. The Company may also use its revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, remaining development costs, capital improvements, joint venture contributions, and maturing debt initially with its credit facilities, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and the sale of properties or interests therein (including joint venture arrangements). Although the Company believes it has access to secured financing, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, net proceeds from the contribution of properties to joint ventures, or proceeds from the refinancing of existing debt.

Debt is comprised of the following at March 31, 2012:

		Interest rates
Description	Balance outstanding	Weighted - average	Range
Fixed-rate mortgages	$522,647,000	5.8%	5.0% - 7.6%
Variable-rate mortgage	63,547,000	3.0%

Total property-specific mortgages	586,194,000	5.5%
Corporate credit facilities:
Revolving facility	90,074,000	3.1%
Term loan	75,000,000	3.1%

	$751,268,000	5.0%

As noted above, on January 26, 2012, the Company entered into a new $300 million Credit Facility, comprised of a four-year $75 million term loan and a three-year $225 million revolving credit facility, subject to collateral in place. Subject to customary conditions, the term loan and the revolving credit facility may both be extended for one additional year at the Company’s option. Under an accordion feature, the Credit Facility can be increased to $500 million, subject to customary conditions, collateral in place and lending commitments from participating banks. The Credit Facility contains financial covenants including, but not limited to, maximum debt leverage, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the Credit Facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Credit Facility is available to fund acquisitions, redevelopment and remaining development activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. Borrowings under the Credit Facility are priced at LIBOR plus 275 bps (a weighted-average of 3.1% per annum at March 31, 2012) and can range from LIBOR plus 200 to 300 bps based on the Company’s leverage ratio. Based on covenant measurements and collateral in place at March 31, 2012, the Company was permitted to draw up to approximately $232.0 million, of which approximately $66.9 million remained available as of that date.

The variable-rate mortgage represents a $70.7 million construction facility, as amended, pursuant to which the Company has pledged its Upland Square joint venture ground-up development property, located in Pottsgrove, Pennsylvania, as collateral for borrowings thereunder. The facility is guaranteed by the Company and will expire in October 2013, subject to a one-year extension option. Borrowings under the facility bear interest at the Company’s option at either LIBOR plus a spread of 275 bps or the agent bank’s prime rate plus a spread of 125 bps, with principal payable based on a 30-year amortization schedule. Borrowings outstanding under the facility aggregated $63.5 million at March 31, 2012 and such borrowings bore interest at a rate of 3.0% per annum.

Other property-specific mortgage loans payable at March 31, 2012 consisted of fixed-rate notes totaling $522.6 million, with a weighted average interest rate of 5.8%. For the remainder of 2012, the Company has approximately $6.8 million of scheduled debt principal amortization payments and $29.6 million of scheduled balloon payments.

Total mortgage loans payable and secured credit facilities have an overall weighted average interest rate of 5.0% and mature at various dates through 2029. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid dividends totaling $0.36 per share during 2011. However, in keeping with its stated goal of reducing overall leverage, and in order to improve financial flexibility, the Company’s Board of Directors determined to reduce the quarterly dividend for 2012 to a target rate of $0.05 per share (an annual rate of $0.20 per share). While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Contractual obligations and commercial commitments

The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at March 31, 2012:

	Maturity Date
	Remainder of
	2012	2013	2014	2015	2016	Thereafter	Total
Debt: (i)
Mortgage loans payable (ii)	$36,422,000	$125,536,000	$106,423,000	$77,312,000	$98,922,000	$141,579,000	$586,194,000
Credit facilities (iii)	—	—	—	90,074,000	75,000,000	—	165,074,000
Interest payments (iv)	27,792,000	32,813,000	26,364,000	16,815,000	12,691,000	20,142,000	136,617,000
Operating lease obligations	1,117,000	1,501,000	1,515,000	1,530,000	1,539,000	11,257,000	18,459,000

Total	$65,331,000	$159,850,000	$134,302,000	$185,731,000	$188,152,000	$172,978,000	$906,344,000

(i)	Does not include amounts applicable to unconsolidated joint ventures or discontinued operations.
(ii)	Mortgage loans payable for 2013 includes $62.2 million applicable to property-specific construction financing which is subject to a one-year extension option.
(iii)	Each credit facility is subject to a one-year extension option.
(iv)	Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of March 31, 2012, including capitalized interest. For variable-rate debt, the rate in effect at March 31, 2012 is assumed to remain in effect until the maturities of the respective obligations.

Net Cash Flows

	March 31,
	2012	2011
Cash flows provided by (used in):
Operating activities	$11,230,000	$4,230,000
Investing activities	$8,678,000	$(43,416,000)
Financing activities	$(21,173,000)	$40,489,000

Operating Activities

The comparative changes in net cash flows provided by operating activities during the three months ended March 31, 2012 and 2011, respectively, were primarily the result of the Company’s property disposition program, and remaining development/redevelopment activities.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Cedar/RioCan joint venture transactions and the Company’s property disposition activities. During the three months ended March 31, 2012, the Company received proceeds from sales of properties treated as discontinued operations ($9.2 million), applied the proceeds from other escrows ($2.3 million), and had distributions of capital from the Cedar/RioCan joint venture ($1.7 million), offset by expenditures for property improvements ($4.5 million). During the three months ended March 31, 2011, the Company acquired a grocery-anchored shopping center and incurred expenditures for property improvements (an aggregate of $53.6 million), had an increase in construction escrows ($1.1 million), offset by proceeds from sales of properties treated as discontinued operations ($5.7 million), net proceeds relating to the properties transferred to the Cedar/RioCan joint venture ($3.0 million), and distributions of capital from the Cedar/RioCan joint venture ($2.6 million).

Financing Activities

During the three months ended March 31, 2012, the Company had preferred and common stock distributions ($7.1 million), repayment of mortgage obligations ($7.1 million), the payment of debt financing costs ($4.0 million), distributions to noncontrolling interest (minority interest and limited partners—$1.7 million), and net repayments under its credit facilities ($1.2 million). During the three months ended March 31, 2011, the Company received proceeds from mortgage refinancings ($28.1 million), net advances from its revolving credit facilities ($22.0 million), and proceeds from the sale of common stock ($2.8 million), offset by preferred and common stock distributions ($9.6 million), repayment of mortgage obligations ($2.4 million), and distributions to noncontrolling interests (minority interest and limited partners—$0.4 million).

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

The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding impairment charges, gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three months ended March 31, 2012 and 2011:

	2012	2011
Net loss attributable to common shareholders	$(9,340,000)	$(12,309,000)
Add (deduct):
Real estate depreciation and amortization	15,680,000	10,410,000
Limited partners’ interest	(105,000)	(260,000)
Impairment (reversals)/charges	(1,138,000)	10,286,000
Gain on sales	(457,000)	(28,000)
Consolidated minority interests:
Share of income	1,046,000	(25,000)
Share of FFO	(1,414,000)	(1,504,000)
Unconsolidated joint ventures:
Share of income	(445,000)	(791,000)
Share of FFO	1,469,000	1,882,000

FFO	$5,296,000	$7,661,000

Item 3. Quantitative and Qualitative Disclosures About Market Risk

One of the principal market risks facing the Company is interest rate risk on its credit facilities. The Company may, when advantageous, hedge its interest rate risk by using derivative financial instruments. The Company is not subject to foreign currency risk.

The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures and ground-up development/redevelopment activities, and expand its real estate investment portfolio, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At March 31, 2012, the Company had approximately $31.9 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.5% per annum. At that date, the Company had accrued liabilities of $1.9 million (included in accounts payable and accrued expenses on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to these mortgage loans payable.

At March 31, 2012, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (principally the Company’s variable-rate credit facilities). The average interest rate on the $522.6 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $228.6 million of variable-rate debt (including $165.1 million in advances under the Company’s Credit Facility) was 3.1%. The $75 million term loan segment of the new facility matures in January 2016, and the $90.1 million revolving credit segment matures in January 2015, each subject to a one-year extension option. With respect to the $228.6 million of variable-rate debt outstanding at March 31, 2012, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $2.3 million per annum.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of March 31, 2012, and have determined that such disclosure controls and procedures are effective.

During the three months ended March 31, 2012, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

May 7, 2012