Form 10-Q
period 2012-09-30
CEDAR REALTY TRUST, INC.
filed 2012-11-08
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 31, 2012, there were 71,929,389 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)
Assets
Real estate:
Land	$268,913,000	$268,982,000
Buildings and improvements	1,115,957,000	1,099,456,000

	1,384,870,000	1,368,438,000
Less accumulated depreciation	(229,830,000)	(197,578,000)

Real estate, net	1,155,040,000	1,170,860,000

Real estate held for sale/conveyance	194,174,000	207,553,000
Investment in unconsolidated joint venture	41,923,000	44,743,000
Cash and cash equivalents	7,416,000	12,070,000
Restricted cash	13,088,000	14,707,000
Receivables	25,414,000	26,127,000
Other assets	11,483,000	12,358,000
Deferred charges, net	21,884,000	21,446,000
Assets relating to real estate held for sale/conveyance	—	2,299,000

Total assets	$1,470,422,000	$1,512,163,000

Liabilities and equity
Mortgage loans payable	$560,033,000	$588,516,000
Mortgage loans payable—real estate held for sale/conveyance	94,171,000	123,115,000
Secured credit facilities	93,000,000	166,317,000
Accounts payable and accrued liabilities	32,227,000	32,404,000
Unamortized intangible lease liabilities	31,113,000	35,017,000
Liabilities relating to real estate held for sale/conveyance	6,339,000	6,406,000

Total liabilities	816,883,000	951,775,000

Noncontrolling interest—limited partners’ mezzanine OP Units	801,000	4,616,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series A ($25.00 per share liquidation value, 6,400,000 shares authorized, 5,913,000 and 6,400,000 shares, respectively, issued and outstanding)	146,507,000	158,575,000
Series B ($25.00 per share liquidation value, 6,100,000 shares authorized, 5,429,000 and 0 shares, respectively, issued and outstanding)	128,787,000	—
Common stock ($.06 par value, 150,000,000 shares authorized, 71,792,000 and 67,928,000 shares, respectively, issued and outstanding)	4,308,000	4,076,000
Treasury stock (3,693,000 and 1,313,000 shares, respectively, at cost)	(21,116,000)	(10,528,000)
Additional paid-in capital	735,457,000	718,974,000
Cumulative distributions in excess of net income	(396,952,000)	(373,741,000)
Accumulated other comprehensive loss	(2,952,000)	(3,513,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	594,039,000	493,843,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	57,175,000	56,511,000
Limited partners’ OP Units	1,524,000	5,418,000

Total noncontrolling interests	58,699,000	61,929,000

Total equity	652,738,000	555,772,000

Total liabilities and equity	$1,470,422,000	$1,512,163,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Rents	$26,679,000	$26,465,000	$80,362,000	$78,039,000
Expense recoveries	5,992,000	6,268,000	19,315,000	20,316,000
Other	908,000	685,000	5,369,000	2,138,000

Total revenues	33,579,000	33,418,000	105,046,000	100,493,000

Expenses:
Operating, maintenance and management	5,304,000	6,410,000	17,190,000	20,687,000
Real estate and other property-related taxes	4,402,000	4,147,000	13,057,000	12,307,000
General and administrative	3,637,000	2,899,000	10,999,000	7,770,000
Management transition charges and employee termination costs	1,131,000	—	1,131,000	6,875,000
Impairment charges	—	7,419,000	—	7,419,000
Acquisition transaction costs and terminated projects	—	—	—	1,169,000
Depreciation and amortization	9,282,000	9,794,000	34,804,000	27,824,000

Total expenses	23,756,000	30,669,000	77,181,000	84,051,000

Operating income	9,823,000	2,749,000	27,865,000	16,442,000
Non-operating income and expense:
Interest expense	(9,626,000)	(10,468,000)	(29,549,000)	(31,136,000)
Accelerated write-off of deferred financing costs	—	—	(2,607,000)	—
Interest income	63,000	41,000	187,000	216,000
Unconsolidated joint ventures:
Equity in income	411,000	327,000	1,432,000	1,152,000
Write-off of investment	—	—	—	(7,961,000)
Gain on sales	402,000	130,000	481,000	130,000

Total non-operating income and expense	(8,750,000)	(9,970,000)	(30,056,000)	(37,599,000)

Income (loss) from continuing operations	1,073,000	(7,221,000)	(2,191,000)	(21,157,000)
Discontinued operations:
Income from operations	1,225,000	627,000	3,628,000	2,855,000
Impairment (charges)/reversals, net	—	(64,671,000)	1,138,000	(87,287,000)
Gain on sales	—	—	750,000	502,000

Total discontinued operations	1,225,000	(64,044,000)	5,516,000	(83,930,000)

Net income (loss)	2,298,000	(71,265,000)	3,325,000	(105,087,000)
Less, net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(2,564,000)	3,285,000	(4,272,000)	3,332,000
Limited partners’ interest in Operating Partnership	17,000	1,455,000	114,000	2,294,000

Total net (income) loss attributable to noncontrolling interests	(2,547,000)	4,740,000	(4,158,000)	5,626,000

Net (loss) attributable to Cedar Realty Trust, Inc.	(249,000)	(66,525,000)	(833,000)	(99,461,000)

Preferred stock dividends	(3,877,000)	(3,580,000)	(11,015,000)	(10,621,000)
Preferred stock redemption costs	(173,000)	—	(555,000)	—

Net (loss) attributable to common shareholders	$(4,299,000)	$(70,105,000)	$(12,403,000)	$(110,082,000)

Per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.05)	$(0.16)	$(0.20)	$(0.48)
Discontinued operations	(0.02)	(0.89)	0.01	(1.19)

	$(0.07)	$(1.05)	$(0.19)	$(1.67)

Amounts attributable to Cedar Realty Trust, Inc. common shareholders, net of noncontrolling interests:
(Loss) from continuing operations	$(2,850,000)	$(10,540,000)	$(13,337,000)	$(30,993,000)
(Loss) income from discontinued operations	(1,449,000)	(59,565,000)	934,000	(79,089,000)

Net (loss)	$(4,299,000)	$(70,105,000)	$(12,403,000)	$(110,082,000)

Weighted average number of common shares—basic and diluted	68,232,000	66,800,000	67,932,000	66,253,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$2,298,000	$(71,265,000)	$3,325,000	$(105,087,000)

Other comprehensive income (loss):
Unrealized gain (loss) on change in fair value of cash flow hedges:
Consolidated	174,000	(678,000)	483,000	(265,000)
Unconsolidated	20,000	—	78,000	—

Other comprehensive income (loss)	194,000	(678,000)	561,000	(265,000)

Comprehensive income (loss)	2,492,000	(71,943,000)	3,886,000	(105,352,000)

Comprehensive (income) loss attributable to noncontrolling interests	(2,547,000)	4,756,000	(4,158,000)	5,638,000

Comprehensive (loss) attributable to Cedar Realty Trust, Inc.	$(55,000)	$(67,187,000)	$(272,000)	$(99,714,000)

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Nine months ended September 30, 2012

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss)	Total
Balance, December 31, 2011	6,400,000	$158,575,000	67,928,000	$4,076,000	$(10,528,000)	$718,974,000	$(373,741,000)	$(3,513,000)	$493,843,000
Net income (loss)	—	—	—	—	—	—	(833,000)	—	(833,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	483,000	483,000
Unrealized gain on change in fair value of cash flow hedge - unconsolidated joint venture	—	—	—	—	—	—	—	78,000	78,000
Share-based compensation, net	—	—	2,729,000	164,000	(10,588,000)	13,254,000	—	—	2,830,000
Net proceeds from sales of Series B shares	5,429,000	128,787,000	—	—	—	(4,417,000)	—	—	124,370,000
Redemptions/repurchases of Series A shares	(487,000)	(12,068,000)	—	—	—	374,000	(555,000)	—	(12,249,000)
Common stock sales and issuance expenses, net	—	—	1,000	—	—	(169,000)	—	—	(169,000)
Preferred stock dividends	—	—	—	—	—	—	(11,015,000)	—	(11,015,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(10,808,000)	—	(10,808,000)
Conversions of OP Units into common stock	—	—	1,134,000	68,000	—	7,827,000	—	—	7,895,000
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	(386,000)	—	—	(386,000)

Balance, September 30, 2012	11,342,000	$275,294,000	71,792,000	$4,308,000	$(21,116,000)	$735,457,000	$(396,952,000)	$(2,952,000)	$594,039,000

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity
Balance, December 31, 2011	$56,511,000	$5,418,000	$61,929,000	$555,772,000
Net income (loss)	4,272,000	(94,000)	4,178,000	3,345,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	483,000
Unrealized gain on change in fair value of cash flow hedge - unconsolidated joint venture	—	—	—	78,000
Share-based compensation, net	—	—	—	2,830,000
Net proceeds from sales of Series B shares	—	—	—	124,370,000
Redemptions/repurchases of Series A shares	—	—	—	(12,249,000)
Common stock sales and issuance expenses, net	—	—	—	(169,000)
Preferred stock dividends	—	—	—	(11,015,000)
Distributions to common shareholders/noncontrolling interests	(3,608,000)	(65,000)	(3,673,000)	(14,481,000)
Conversions of OP Units into common stock	—	(3,998,000)	(3,998,000)	3,897,000
Reallocation adjustment of limited partners’ interest	—	263,000	263,000	(123,000)

Balance, September 30, 2012	$57,175,000	$1,524,000	$58,699,000	$652,738,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flow from operating activities:
Net income (loss)	$3,325,000	$(105,087,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(1,432,000)	(1,152,000)
Distributions from unconsolidated joint ventures	1,432,000	865,000
Write-off of investment in unconsolidated joint venture	—	7,961,000
Acquisition transaction costs and terminated projects	—	1,169,000
Impairment (reversals)/charges	(1,138,000)	94,706,000
Gain on sales	(1,231,000)	(632,000)
Straight-line rents	(782,000)	(1,266,000)
Provision for doubtful accounts	2,053,000	2,572,000
Depreciation and amortization	34,825,000	32,917,000
Amortization of intangible lease liabilities	(4,164,000)	(5,055,000)
Expense and market price adjustments relating to share-based compensation	2,895,000	3,907,000
Amortization (including accelerated write-off) of deferred financing costs	4,246,000	3,212,000
Increases/decreases in operating assets and liabilities:
Rents and other receivables, net	(1,335,000)	(5,443,000)
Prepaid expenses and other	(2,204,000)	(5,843,000)
Accounts payable and accrued liabilities	294,000	(1,464,000)

Net cash provided by operating activities	36,784,000	21,367,000

Cash flow from investing activities:
Expenditures for real estate and improvements	(22,171,000)	(76,064,000)
Net proceeds from sales of real estate	18,775,000	11,708,000
Net proceeds from transfers to unconsolidated Cedar/RioCan joint venture	—	4,787,000
Investments in and advances to unconsolidated joint ventures	—	(4,185,000)
Distributions of capital from unconsolidated joint ventures	2,895,000	3,990,000
Construction escrows and other	2,589,000	(7,308,000)

Net cash provided by (used in) in investing activities	2,088,000	(67,072,000)

Cash flow from financing activities:
Net (repayments)/advances from revolving credit facilities	(73,317,000)	33,720,000
Proceeds from mortgage financings	—	45,791,000
Mortgage repayments	(53,279,000)	(9,255,000)
Payments of debt financing costs	(4,405,000)	—
Noncontrolling interests:
Contributions from consolidated joint venture minority interests	—	268,000
Distributions to consolidated joint venture minority interests	(3,608,000)	(2,193,000)
Distributions to limited partners	(85,000)	(386,000)
Net proceeds from sales of preferred stock	124,370,000	—
Redemptions/repurchases of preferred stock	(12,141,000)	—
Net proceeds from sales of common stock	(169,000)	4,313,000
Preferred stock dividends	(10,084,000)	(10,650,000)
Distributions to common shareholders	(10,808,000)	(18,427,000)

Net cash (used in) provided by financing activities	(43,526,000)	43,181,000

Net (decrease) in cash and cash equivalents	(4,654,000)	(2,524,000)
Cash and cash equivalents at beginning of period	12,070,000	14,166,000

Cash and cash equivalents at end of period	$7,416,000	$11,642,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of supermarket-anchored shopping centers straddling the Washington, DC to Boston corridor. At September 30, 2012, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”). In addition, the Company had a 20% interest in 22 operating properties through its Cedar/RioCan joint venture (see below).

During 2011, the Company determined (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions, (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties, and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets. In addition, discontinued operations reflect the consummation of the Homburg joint venture buy/sell transactions (see Note 4).

On October 10, 2012, the Company concluded definitive agreements with RioCan Real Estate Investment Trust (“RioCan”) to exit the 20% Cedar / 80% RioCan joint venture that owns 22 retail properties. Pursuant to the agreements, the Company exchanged its 20% interest in the joint venture for (1) a 100% ownership interest in Franklin Village, located in Franklin, Massachusetts, at an agreed-upon value of approximately $75.1 million, including the assumption of related in-place mortgage financing of approximately $43.1 million, and (2) approximately $40.0 million in cash, which was initially used to reduce the outstanding balance under the Company’s Credit Facility. The Company will continue to manage the properties acquired by RioCan subject to a management agreement which will terminate effective January 31, 2013.

The Company has concluded separation arrangements and terminations of employment agreements relating primarily to employee headcount reductions in connection with the recent property dispositions and exit from the Cedar/RioCan joint venture discussed above. As a result, the Company has accrued approximately $1.1 million as of September 30, 2012 applicable thereto (included in management transition charges and employee termination costs in the consolidated statements of operations).

See Notes 7 and 9 for details relating to sales of 7.25% Series B Preferred Stock and related interim repayments of borrowings under the Company’s Credit facility, and October 2012 redemptions of 8.875% Series A Preferred Stock funded by borrowings under the Company’s Credit facility.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2012, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at September 30, 2012) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 281,000 OP Units outstanding at September 30, 2012 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The financial statements reflect certain reclassifications of prior-period amounts to conform to the 2012 presentation, principally to reflect the sale and/or treatment as “held for sale/conveyance” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on previously-reported net income attributable to common shareholders or earnings per share. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities (“VIEs”) for which it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (b) as a group, the holders of the equity investment at risk (i) lack the power to make decisions about the entity’s activities that significantly impact the entity’s performance through voting or similar rights, (ii) have no obligation to absorb the expected losses of the entity, or (iii) have no right to receive the expected residual returns of the entity, or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE has (i) the power to direct the activities that most significantly impact the entity’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Significant judgments related to these determinations include estimates about the current and future fair values, performance of real estate held by these VIEs, and general market conditions.

Supplemental Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2012	2011
Supplemental disclosure of cash activities:
Cash paid for interest	$33,756,000	$35,630,000
Supplemental disclosure of non-cash activities:
Conversion of OP Units into common stock	7,895,000	—
Mortgage loans payable assumed by buyers	4,148,000	4,975,000
Capitalization of interest and deferred financing costs	1,000,000	2,036,000

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Effective January 1, 2012, the Company adopted the FASB ASU 2011-05, “Presentation of Comprehensive Income”, which requires the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance has been applied retrospectively and, other than presentation as a separate financial statement, its adoption did not have an effect on the Company’s financial position or results of operations.

Note 3. Real Estate

At September 30, 2012, substantially all of the Company’s real estate was pledged as collateral for mortgage loans payable and the Company’s credit facility.

Note 4. Discontinued operations and land dispositions

In March 2012, the Company determined to sell Kingston Plaza, located in Kingston, New York, and subsequently sold the property in April 2012. As such, the property has been treated as a “discontinued operation” for all periods presented.

The Company conducts a continuing review of the values for all remaining properties “held for sale/conveyance” and, based on final sales prices and sales contracts entered into, the Company recorded $1.1 million net reversals of impairment charges for the nine months ended September 30, 2012. At September 30, 2012, the Company had 17 properties that were held for sale/conveyance.

As of September 30, 2012, the Company is in the process of conveying four of its properties (Roosevelt II, Gahanna Discount Drug Mart Plaza, Westlake Discount Drug Mart Plaza and McCormick Place) to their respective lenders (mortgage loans payable and accrued interest aggregated $23.3 million at that date). In connection with these conveyances, each applicable subsidiary borrower has stopped paying monthly mortgage payments and is currently in default on these non-recourse mortgages.

On October 12, 2012, the Company concluded definitive agreements with Homburg Invest Inc. (“HII”) relating to the previously disclosed application of the buy/sell provisions of the joint venture agreements for each of the nine properties owned by the joint venture. Pursuant to the agreements, the Company acquired HII’s 80% ownership in Meadows Marketplace, located in Hershey, Pennsylvania, and Fieldstone Marketplace, located in New Bedford, Massachusetts, for approximately $27.3 million, including the assumption of related in-place mortgage financing of $21.8 million, giving the Company a 100% ownership interest in these two properties. In addition, the Company sold to HII its 20% ownership interest in the remaining seven joint venture properties for approximately $23.6 million, including the assumption of related in-place mortgage financing of $14.5 million. The Company’s property management agreements for the sold properties terminated upon the closing of the sale.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The following is a summary of the components of income (loss) from discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Rents	$4,409,000	$6,466,000	$13,907,000	$20,808,000
Expense recoveries	1,059,000	1,654,000	3,557,000	5,139,000
Other	30,000	10,000	89,000	369,000

Total revenues	5,498,000	8,130,000	17,553,000	26,316,000

Expenses:
Operating, maintenance and management	1,524,000	2,041,000	5,303,000	7,191,000
Real estate and other property-related taxes	973,000	1,334,000	2,979,000	4,129,000
Depreciation and amortization	—	1,652,000	21,000	5,256,000
Interest expense	1,776,000	2,476,000	5,622,000	6,885,000

Total expenses	4,273,000	7,503,000	13,925,000	23,461,000

Income from discontinued operations before impairments	1,225,000	627,000	3,628,000	2,855,000
Impairment (charges)/reversals, net	—	(64,671,000)	1,138,000	(87,287,000)

Income (loss) from discontinued operations	$1,225,000	$(64,044,000)	$4,766,000	$(84,432,000)

Gain on sales of discontinued operations	$—	$—	$750,000	$502,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

During the nine months ended September 30, 2012, the Company completed the following transactions related to properties “held for sale/conveyance”:

	Percent		Date	Sales	Gain on
Property	Owned	Location	Sold	Price	Sale
Discontinued operations:
Hilliard Discount Drug Mart Plaza	100%	Hilliard, OH	2/7/2012	$1,434,000	$—
First Merit Bank at Akron	100%	Akron, OH	2/23/2012	633,000	—
Grove City Discount Drug Mart Plaza	100%	Grove City, OH	3/12/2012	1,925,000	—
CVS at Naugatuck	50%	Naugatuck, CT	3/20/2012	3,350,000	457,000
CVS at Bradford	100%	Bradford, PA	3/30/2012	967,000	—
CVS at Celina	100%	Celina, OH	3/30/2012	1,449,000	—
CVS at Erie	100%	Erie, PA	3/30/2012	1,278,000	—
CVS at Portage Trail	100%	Akron, OH	3/30/2012	1,061,000	—
Rite Aid at Massillon	100%	Massillon, OH	3/30/2012	1,492,000	—
Kingston Plaza	100%	Kingston, NY	4/12/2012	1,182,000	293,000
Stadium Plaza	100%	East Lansing, MI	5/3/2012	5,400,000	—

				$20,171,000	$750,000

Continuing operations:
Blue Mountain Commons (land parcel)	100%	Harrisburg. PA	6/19/2012	$102,000	$79,000
Oregon Pike (land parcel)	100%	Lancaster, PA	6/28/2012	1,100,000	—
Trindle Springs (land parcel)	100%	Mechanicsburg, PA	7/20/2012	800,000	—
Aston (land parcel)	100%	Aston, PA	7/27/2012	1,365,000	402,000

				$3,367,000	$481,000

Note 5. Investment in Cedar/RioCan Joint Venture

At September 30, 2012, the Cedar/RioCan joint venture (RioCan – 80%; Cedar – 20%) owned 22 properties (see Note 1 for information relating to the Company’s exit from the joint venture on October 10, 2012). The Company earned fees from the joint venture of approximately $0.9 million and $0.7 million for the three months ended September 30, 2012 and 2011, respectively, and $2.1 million and $1.9 million for the nine months ended September 30, 2012 and 2011, respectively. Such fees are included in other revenues in the accompanying consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The following summarizes certain financial information related to the Company’s investment in the Cedar/RioCan unconsolidated joint venture:

	September 30,	December 31,
Balance Sheets	2012	2011
Assets:
Real estate, net	$519,115,000	$532,071,000
Cash and cash equivalents	7,463,000	12,797,000
Restricted cash	3,254,000	3,689,000
Rent and other receivables	2,107,000	2,419,000
Straight-line rents	3,902,000	2,743,000
Deferred charges, net	11,516,000	12,682,000
Other assets	6,268,000	5,549,000

Total assets	$553,625,000	$571,950,000

Liabilities and partners’ capital:
Mortgage loans payable	$313,592,000	$317,293,000
Due to the Company	623,000	1,203,000
Unamortized intangible lease liabilities	19,637,000	22,182,000
Other liabilities	10,063,000	8,248,000

Total liabilities	343,915,000	348,926,000

Preferred stock	97,000	97,000
Partners’ capital	209,613,000	222,927,000

Total liabilities and partners’ capital	$553,625,000	$571,950,000

The Company’s share of partners’ capital	$41,923,000	$44,743,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
Statements of Income	2012	2011	2012	2011
Revenues	$15,866,000	$15,538,000	$47,810,000	$46,827,000
Property operating and other expenses	(1,262,000)	(1,361,000)	(4,230,000)	(5,327,000)
Management fees	(541,000)	(501,000)	(1,593,000)	(1,451,000)
Real estate taxes	(1,896,000)	(1,826,000)	(5,758,000)	(5,377,000)
Acquisition transaction costs	(964,000)	(55,000)	(964,000)	(913,000)
General and administrative	(39,000)	(87,000)	(174,000)	(219,000)
Depreciation and amortization	(5,104,000)	(5,339,000)	(15,274,000)	(15,479,000)
Interest and other non-operating expenses, net	(4,006,000)	(4,835,000)	(12,660,000)	(13,914,000)

Net income	$2,054,000	$1,534,000	$7,157,000	$4,147,000

The Company’s share of net income	$411,000	$327,000	$1,432,000	$829,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable and accrued liabilities approximate fair value. The fair value of the Company’s investments and liabilities related to deferred compensation plans were determined to be a Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions. The valuation of the liability for the Company’s interest rate swaps, which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. The valuation of the assets for the Company’s real estate held for sale/conveyance – discontinued operations, which is measured on a nonrecurring basis, has been determined to be (i) a Level 2 within the valuation hierarchy, based on the respective contracts of sale, adjusted for closing costs and expenses, or (ii) a Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, direct capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow analyses and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach was utilized for certain land values and include comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believed to be within a reasonable range of current market rates for the respective properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Generally, the Company engages third party valuation experts to assist with the preparation of the valuation methods noted above. These valuations are reviewed and approved by a diverse group of management, as deemed necessary, including personnel from acquisitions, accounting, finance, operations, development and leasing departments. During every reporting period, management reviews and updates the valuations as appropriate.

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, respectively:

	Assets/Liabilities Measured at Fair Value on a
	Recurring Basis
	September 30, 2012
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred compensation liabilities (a)	$434,000	$—	$—	$434,000

Deferred compensation liabilities (b)	$430,000	$—	$—	$430,000

Interest rate swaps liability (b)	$—	$1,841,000	$—	$1,841,000

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred compensation liabilities (a)	$3,562,000	$—	$—	$3,562,000

Deferred compensation liabilities (b)	$3,562,000	$—	$—	$3,562,000

Interest rate swaps liability (b)	$—	$2,053,000	$—	$2,053,000

(a)	Included in other assets in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The fair value of the Company’s fixed rate mortgage loans was estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September 30, 2012 and December 31, 2011, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be a Level 3 within the valuation hierarchy, were approximately $514.2 million and $528.5 million, respectively; the carrying values of such loans were $496.9 million and $524.7 million, respectively.

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011, respectively:

	Assets Measured at Fair Value on a
	Non-Recurring Basis
	September 30, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$122,243,000	$71,931,000	$194,174,000

	December 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$124,154,000	$82,520,000	$206,674,000	(a)

(a)	Excludes $0.9 million relating to a property subsequently treated as “held for sale/conveyance”.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2012:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value at	Valuation	Unobservable	Range
	September 30, 2012	Technique	inputs	(weighted average)
Real estate held for sale/conveyance:
Operating retail real estate (nine properties)	$62,620,000	Discounted cash flow	Capitalization rates	7.5% to 11.3% (9.8%)
			Discount rates	11.5% to 12.0% (11.6%)
Land (six parcels)	9,311,000	Sales comparison approach	Price per acre	$29,000 to $217,000 per acre ($118,000 per acre)

	$71,931,000

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

Borrowings under the Credit Facility are priced at LIBOR plus 275 bps (a weighted average rate of 3.0% per annum at September 30, 2012), and can range from LIBOR plus 200 to 300 bps based on the Company’s leverage ratio. Subject to customary conditions, the term loan and the revolving credit facility may both be extended for one additional year at the Company’s option. Under an accordion feature, the Credit Facility can be increased to $500 million, subject to customary conditions, collateral in place and lending commitments from participating banks.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The Credit Facility contains financial covenants including, but not limited to, maximum debt leverage, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the Credit Facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with these covenants or the occurrence of an event of default under the Credit Facility could result in the acceleration of the related debt. The Credit Facility is available to fund acquisitions, redevelopment and remaining development activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes.

As of September 30, 2012, the Company has $18.0 million outstanding under the revolving credit portion of the Credit Facility, and had $164.9 million available for additional borrowings as of the date. A significant portion of the revolving credit availability is the result of the application of net cash proceeds from the sale of 4.8 million shares of the Company’s Series B Preferred Stock during September 2012 (see Note 9). In October 2012, the Company redeemed 4.5 million shares of its Series A Preferred Stock for a total cash outlay of $114.1 million which was drawn on its Credit Facility.

Derivative financial instruments

At September 30, 2012, the Company had approximately $31.6 million of mortgage loans payable subject to interest rate swaps. Such interest rate swaps converted LIBOR-based variable rates to fixed annual rates of 5.2% to 6.5% per annum. At that date, the Company had accrued liabilities of $1.8 million (included in accounts payable and accrued liabilities on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to existing mortgage loans payable. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The following is a summary of the derivative financial instruments held by the Company and the Cedar/RioCan joint venture at September 30, 2012 and December 31, 2011:

			Notional values				Balance	Fair value
Designation/			September 30,		December 31,	Maturity	sheet	September 30,	December 31,
Cash flow	Derivative	Count	2012	Count	2011	dates	location	2012	2011
Qualifying	Interest rate swaps Consolidated	3	$31,595,000	3	$32,091,000	2013-2018	Accrued liabilities Consolidated	$1,841,000	$2,053,000

Qualifying	Cedar/RioCan Joint Venture	1	$13,892,000	1	$14,182,000	2016	Cedar/RioCan Joint Venture	$2,235,000	$2,419,000

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2012 and 2011, respectively:

		Amount of gain (loss) recognized in other
		comprehensive income (loss) (effective portion)
Designation/		Three months ended September 30,		Nine months ended September 30,
Cash flow	Derivative	2012	2011	2012	2011
Qualifying	Consolidated	$174,000	$(676,000)	$483,000	$(265,000)

Qualifying	Cedar/RioCan Joint Venture	$20,000	$—	$78,000	$—

As of September 30, 2012, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of September 30, 2012, if a counterparty were to default, the Company would receive a net interest benefit.

Note 8. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The Company has entered into joint venture arrangements with respect to a number of its properties. The applicable joint venture agreements generally include buy/sell provisions pursuant to which, after a specified period of years, either party may initiate the buy/sell provision whereby the initiating party can designate a value for the relevant property or properties, and the other party may then elect either to sell its proportionate ownership interest in the joint venture based on the offered value for the property or properties, or to purchase the initiating party’s ownership interest based on such valuation for the property or properties.

Note 9. Shareholders’ Equity

On May 15, 2012, the Company concluded a public offering of 400,000 shares of its 7.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) at $23.00 per share, and realized net proceeds, after offering expenses, of approximately $8.6 million. On September 11, 2012, the Company concluded another public offering of 4,200,000 shares of its Series B Preferred Stock at $23.94 per share, and realized net proceeds, after offering expenses, of approximately $96.8 million. On September 14, 2012, the underwriters exercised their over-allotment option to the extent of 630,000 additional shares of the Company’s Series B Preferred Stock, and the Company realized additional net proceeds of $14.5 million. In addition, on May 29, 2012 the Company entered into an at-the-market (“ATM”) equity program in which the Company may, from time to time, offer and sell additional shares of its Series B Preferred Stock. During the nine months ended September 30, 2012, the Company sold approximately 199,000 shares under the ATM equity program at a weighted average price of $23.23 per share, and realized net proceeds, after offering expenses, of approximately $4.5 million. The Series B Preferred Stock has a liquidation preference of $25.00 per share, has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option beginning May 22, 2017 at a price of $25.00 per share plus accrued and unpaid distributions.

During the nine months ended September 30, 2012, the Company redeemed and/or purchased on the open-market approximately 487,000 shares of its 8.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), for a total cash outlay of $12.4 million (including $181,000 of redemption costs and $141,000 of accrued dividends). In addition, during October 2012, the Company redeemed an aggregate of approximately 4.5 million of its Series A Preferred Stock for a total cash outlay of $114.1 million (including $1.5 million of accrued dividends).

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

The following table provides a summary of dividends declared and paid per share:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Common stock	$0.050	$0.090	$0.150	$0.270
Cumulative Redeemable Preferred Stock:
8.875% Series A	$0.555	$0.555	$1.109	$1.664
7.250% Series B	$0.453	$—	$0.453	$—

During the nine months ended September 30, 2012, holders of approximately 1,134,000 OP Units (including 564,000 mezzanine OP Units) converted their holdings to shares of the Company’s common stock. In connection therewith, $3.9 million of the carrying value of mezzanine OP Units was reclassified to equity.

Note 10. Revenues

Rental revenues for the three and nine months ended September 30, 2012 and 2011, respectively, are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Base rents	$24,975,000	$24,086,000	$74,642,000	$72,097,000
Percentage rent	314,000	302,000	778,000	687,000
Straight-line rents	216,000	187,000	778,000	932,000
Amortization of intangible lease liabilities	1,174,000	1,890,000	4,164,000	4,323,000

Total rents	$26,679,000	$26,465,000	$80,362,000	$78,039,000

Other revenues, reflected in the accompanying consolidated statements of operations, include items such as lease termination fees which tend to fluctuate more than rents from period to period. For the nine months ended September 30, 2012, the Company recorded lease termination income of approximately $3.0 million.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 11. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Share-based compensation:
Expense relating to share grants (including the equity and liability awards)	$1,149,000	$978,000	$2,885,000	$4,789,000
Adjustments to reflect changes in market price of Company’s common stock	—	(39,000)	10,000	(707,000)

Total charged to operations (a)	$1,149,000	$939,000	$2,895,000	$4,082,000

(a)	The amounts charged to operations include $362,000, $0, $362,000, and $1,980,000, respectively, applicable to accelerated vestings included in management transition charges and employee termination costs.

On June 15, 2012, the Company’s shareholders approved the 2012 Stock Incentive Plan (the “2012 Plan”), which was designed to replace the existing 2004 Stock Incentive Plan (the “2004 Plan”). In connection with the approval of the 2012 Plan, the Company agreed not to grant any additional new awards under the 2004 Plan. The 2012 Plan establishes the procedures for the granting of, among other things, restricted stock awards and, in addition to mirroring the basic provisions of the 2004 Plan, specifically provides for the awarding of the remaining 2.0 million shares to the Company’s President and Chief Executive Officer, as provided in his employment agreement. As a result of the approval, 500,000 of such shares, which had previously been recorded as a liability award, were reclassified to equity. In addition, during the nine months ended September 30, 2012, there were 557,000 other time-based restricted shares issued with a weighted average grant date fair value of $4.60 per share. The 2012 Plan authorized 4.5 million shares to be available for grant and increased the maximum number of shares that may be granted to a participant in any calendar year to 500,000. At September 30, 2012, 2.5 million shares remained available for grants pursuant to the 2012 Plan.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 12. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three and nine months ended September 30, 2012, the Company had 3.6 million and 3.2 million, respectively, of weighted average unvested restricted shares outstanding. For the three and nine months ended September 30, 2011, the Company had 3.0 million and 2.1 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three months ended September 30,		Nine months ended September 30
	2012	2011	2012	2011
Numerator
Income (loss) from continuing operations	$1,073,000	$(7,221,000)	$(2,191,000)	$(21,157,000)
Preferred stock dividends	(3,877,000)	(3,580,000)	(11,015,000)	(10,621,000)
Preferred stock redemption costs	(173,000)	—	(555,000)	—
Net loss attributable to noncontrolling interests	127,000	261,000	424,000	785,000
Net earnings allocated to unvested shares	(178,000)	(266,000)	(626,000)	(546,000)

(Loss) from continuing operations attribtuable to common shareholders	(3,028,000)	(10,806,000)	(13,963,000)	(31,539,000)
Results from discontinued operations, net of noncontrolling interests	(1,449,000)	(59,565,000)	934,000	(79,089,000)

Net (loss) attributable to common shareholders, basic and diluted	$(4,477,000)	$(70,371,000)	$(13,029,000)	$(110,628,000)

Denominator
Weighted average number of vested common shares outstanding	68,232,000	66,800,000	67,932,000	66,253,000

Earnings (loss) per common share, basic and diluted
Continuing operations	$(0.05)	$(0.16)	$(0.20)	$(0.48)
Discontinued operations	$(0.02)	$(0.89)	$0.01	$(1.19)

	$(0.07)	$(1.05)	$(0.19)	$(1.67)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 281,000 and 1,415,000 for the three months ended September 30, 2012 and 2011, respectively and 518,000 and 1,415,000 for the nine months ended September 30, 2012 and 2011, respectively. In addition, warrants for the purchase of OP Units, which expired on May 31, 2012, have been excluded as they were anti-dilutive for all applicable periods.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2012

(unaudited)

Note 13. Subsequent Events

In determining subsequent events, management reviewed all activity from October 1, 2012 through the date of filing this Quarterly Report on Form 10-Q.

On October 26, 2012, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared dividends of $0.5546875 per share with respect to the Company’s 8.875% Series A Preferred Stock and $0.453125 per share with respect to the Company’s 7.25% Series B Preferred Stock. The distributions are payable on November 20, 2012 to shareholders of record on November 9, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust which currently focuses primarily on ownership and operation of supermarket-anchored shopping centers straddling the Washington, DC to Boston corridor. At September 30, 2012, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.6 million square feet of GLA. In addition, the Company had an ownership interest in 22 operating properties, with approximately 3.7 million square feet of GLA, through its Cedar/RioCan joint venture in which the Company has a 20% interest (see below). The entire managed portfolio, including the Cedar/RioCan properties, was approximately 92.6% leased at September 30, 2012 (67 operating properties – 90.9%; Cedar/RioCan joint venture properties – 97.0%).

In keeping with its stated goal of reducing overall leverage to an appropriate level by selling non-core assets, the Company determined (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the mid-Atlantic and Northeast coastal regions (two properties sold in 2012 and two properties “held for sale” as of September 30, 2012), (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties (seven properties sold in 2012 and four properties “held for sale” as of September 30, 2012), and (3) to focus on improving operations and performance at the Company’s remaining properties, and to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets (two properties sold in 2012 and four properties “held for sale” as of September 30, 2012). In addition, discontinued operations reflect the consummation of the Homburg joint venture buy/sell transactions (seven properties “held for sale” as of September 30, 2012).

On October 10, 2012, the Company concluded definitive agreements with RioCan to exit the 20% Cedar / 80% RioCan joint venture that owns 22 retail properties. Pursuant to the agreements, the Company exchanged its 20% interest in the joint venture for (1) a 100% ownership interest in Franklin Village, located in Franklin, Massachusetts, at an agreed-upon value of approximately $75.1 million, including the assumption of related in place mortgage financing of $43.1 million, and (2) approximately $40.0 million in cash, which was used to reduce the outstanding balance under the Company’s Credit Facility. The Company will continue to manage the properties acquired by RioCan subject to a management agreement which will terminate effective January 31, 2013.

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

Significant Transactions

Dispositions

The following table details dispositions of properties “held for sale/conveyance” during the nine months ended September 30, 2012:

	Percent			Date	Sales
Property	owned	Location	GLA	Sold	Price
Hilliard Discount Drug Mart Plaza	100%	Hilliard, OH	40,988	2/7/2012	$1,434,000
First Merit Bank at Akron	100%	Akron, OH	3,200	2/23/2012	633,000
Grove City Discount Drug Mart Plaza	100%	Grove City, OH	40,848	3/12/2012	1,925,000
CVS at Naugatuck	50%	Naugatuck, CT	13,225	3/20/2012	3,350,000
CVS at Bradford	100%	Bradford, PA	10,722	3/30/2012	967,000
CVS at Celina	100%	Celina, OH	10,195	3/30/2012	1,449,000
CVS at Erie	100%	Erie, PA	10,125	3/30/2012	1,278,000
CVS at Portage Trail	100%	Akron, OH	10,722	3/30/2012	1,061,000
Rite Aid at Massillon	100%	Massillon, OH	10,125	3/30/2012	1,492,000
Kingston Plaza	100%	Kingston, NY	5,324	4/12/2012	1,182,000
Stadium Plaza	100%	East Lansing, MI	77,688	5/3/2012	5,400,000
Blue Mountain Commons (land parcel)	100%	Harrisburg. PA	N/A	6/19/2012	102,000
Oregon Pike (land parcel)	100%	Lancaster, PA	N/A	6/28/2012	1,100,000
Trindle Springs (land parcel)	100%	Mechanicsburg, PA	N/A	7/20/2012	800,000
Aston (land parcel)	100%	Aston, PA	N/A	7/27/2012	1,365,000

Total					$23,538,000

On October 12, 2012, the Company concluded definitive agreements with HII relating to the application of the buy/sell provisions of the joint venture agreements for each of the nine properties owned by the joint venture. Pursuant to the agreements, the Company acquired HII’s 80% ownership in Meadows Marketplace, located in Hershey, Pennsylvania, and Fieldstone Marketplace, located in New Bedford, Massachusetts, for approximately $27.3 million, including the assumption of related in-place mortgage financing of $21.8 million, giving the Company a 100% ownership interest in these two properties. In addition, the Company sold to HII its 20% ownership interest in the remaining seven joint venture properties for approximately $23.6 million, including the assumption of related in-place mortgage financing of $14.5 million. The Company’s property management agreements for these sold properties terminated upon the closing of the sale.

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

Results of Operations

Comparison of the three months ended September 30, 2012 and 2011

			Change
	2012	2011	Dollars	Percent
Revenues	$33,579,000	$33,418,000	$161,000	0.5%
Property operating expenses	9,706,000	10,557,000	(851,000)	-8.1%

Property operating income	23,873,000	22,861,000	1,012,000	4.4%
General and administrative	(3,637,000)	(2,899,000)	(738,000)	25.5%
Management transition charges and employee termination costs	(1,131,000)	—	(1,131,000)	n/a
Impairment charges	—	(7,419,000)	7,419,000	n/a
Depreciation and amortization	(9,282,000)	(9,794,000)	512,000	-5.2%
Interest expense	(9,626,000)	(10,468,000)	842,000	-8.0%
Interest income	63,000	41,000	22,000	53.7%
Equity in income in unconsolidated joint ventures:	411,000	327,000	84,000	25.7%
Gain on sales	402,000	130,000	272,000	n/a

Income (loss) from continuing operations	1,073,000	(7,221,000)	8,294,000
Discontinued operations:
Income from operations	1,225,000	627,000	598,000	95.4%
Impairment (charges), net	—	(64,671,000)	64,671,000	n/a

Net income (loss)	2,298,000	(71,265,000)	73,563,000
Net income (loss) attributable to noncontrolling interests	2,547,000	(4,740,000)	7,287,000

Net (loss) attributable to Cedar Realty Trust, Inc.	$(249,000)	$(66,525,000)	$66,276,000

Properties held in both periods. The Company held 67 properties (excluding properties “held for sale/conveyance”) during the three months ended September 30, 2012 and 2011.

Revenues were higher primarily as a result of increases in (i) rental revenues and expense recoveries at ground-up development properties ($0.5 million) and (ii) other income ($0.2 million), offset by a decrease in expense recoveries at the Company’s other operating properties ($0.3 million), due to lower property operating expenses discussed below.

Property operating expenses were lower primarily as a result of decreases in payroll and related benefits and costs ($1.1 million), offset by an increase in real estate taxes ($0.3 million).

General and administrative expenses were higher primarily as a result of increases in payroll and related benefits and costs.

Management transition charges and employee termination costs in 2012 reflect separation arrangements and terminations of employment agreements relating primarily to employee headcount reductions instituted in connection with recent property dispositions and the exit from the Cedar/RioCan joint venture. Such costs consist of severance and benefits ($0.6 million), accelerated vesting of share-based compensation grants ($0.4 million), and other costs ($0.1 million).

Impairment charges in 2011 relate principally to land parcels treated as “held for sale/conveyance” as part of the Company’s 2011 business plan, as more fully discussed elsewhere in this report.

Depreciation and amortization expenses were lower primarily as a result of the completion of scheduled amortization of lease intangibles.

Interest expense decreased primarily as a result of (i) lower amortization of deferred financing costs related to the new credit facility entered into during the first quarter of 2012 ($0.7 million), (ii) a decrease in the overall outstanding principal balance of debt ($0.7 million), and (iii) a decrease in the overall weighted average interest rate ($0.1 million), offset by a decrease in capitalized interest ($0.6 million).

Equity in income of unconsolidated joint ventures was higher in 2012 as a result of an increase in operating results from the Cedar/RioCan joint venture.

Discontinued operations for 2012 and 2011 include the results of operations, impairment reversals/charges and gain on sales for properties sold or treated as “held for sale/conveyance”, as part of the Company’s 2011 business plan, as more fully discussed elsewhere in this report.

Comparison of the nine months ended September 30, 2012 and 2011

			Change
	2012	2011	Dollars	Percent
Revenues	$105,046,000	$100,493,000	$4,553,000	4.5%
Property operating expenses	30,247,000	32,994,000	(2,747,000)	-8.3%

Property operating income	74,799,000	67,499,000	7,300,000	10.8%
General and administrative	(10,999,000)	(7,770,000)	(3,229,000)	41.6%
Management transition charges and employee termination costs	(1,131,000)	(6,875,000)	5,744,000	n/a
Impairment charges	—	(7,419,000)	7,419,000	n/a
Acquisition transaction costs and terminated projects	—	(1,169,000)	1,169,000	n/a
Depreciation and amortization	(34,804,000)	(27,824,000)	(6,980,000)	25.1%
Interest expense	(29,549,000)	(31,136,000)	1,587,000	-5.1%
Accelerated write-off of deferred financing costs	(2,607,000)	—	(2,607,000)	n/a
Interest income	187,000	216,000	(29,000)	-13.4%
Unconsolidated joint ventures:
Equity in income	1,432,000	1,152,000	280,000	24.3%
Write-off of investment	—	(7,961,000)	7,961,000	n/a
Gain on sales	481,000	130,000	351,000	n/a

(Loss) from continuing operations	(2,191,000)	(21,157,000)	18,966,000
Discontinued operations:
Income from operations	3,628,000	2,855,000	773,000	27.1%
Impairment reversals/(charges), net	1,138,000	(87,287,000)	88,425,000	n/a
Gain on sales	750,000	502,000	248,000	n/a

Net income (loss)	3,325,000	(105,087,000)	108,412,000
Net income (loss) attributable to noncontrolling interests	4,158,000	(5,626,000)	9,784,000

Net (loss) attributable to Cedar Realty Trust, Inc.	$(833,000)	$(99,461,000)	$98,628,000

Properties held in both periods. The Company held 67 properties (excluding properties “held for sale/conveyance”) during the nine months ended September 30, 2012 and 2011.

Revenues were higher primarily as a result of increases in (i) lease termination income ($3.0 million), (ii) rental revenues and expense recoveries at ground-up development properties ($1.5 million), (iii) rental revenues at the Company’s other operating properties ($0.6 million), and (iv) rental revenues and expense recoveries at a property acquired during the first quarter of 2011 ($0.6 million), offset by a decrease in expense recoveries at the Company’s other operating properties, due primarily to a decrease in property operating expenses ($1.2 million).

Property operating expenses were lower primarily as a result of decreases in (i) snow removal costs ($2.0 million) and (ii) payroll and related benefits and costs ($1.9 million), offset by an increase in real estate taxes ($0.7 million).

General and administrative expenses were higher primarily as a result of increases in payroll and related benefits costs ($2.4 million). In addition, the 2011 period reflected a mark-to-market benefit related to share-based compensation ($0.7 million).

Management transition charges and employee termination costs in 2012 reflect separation arrangements and terminations of employment agreements relating primarily to employee headcount reductions instituted in connection with recent property dispositions and the exit from the Cedar/RioCan joint venture. Such costs consist of severance and benefits ($0.6 million), accelerated vesting of share-based compensation grants ($0.4 million), and other costs ($0.1 million). Management transition charges and employee termination costs in 2011 relate to the retirement of the Company’s then Chairman of the Board, Chief Executive Officer and President, and the end of the employment of the Company’s then Chief Financial Officer, and include (i) an aggregate of approximately $3.7 million in cash severance payments (including the cost of related payroll taxes and benefits), (ii) the write off of all amounts related to the vesting of restricted share grants (an aggregate of approximately $2.0 million), and (iii) approximately $0.8 million of other non-recurring costs, primarily professional fees and expenses related to the hiring of a new President/Chief Executive Officer and Chief Financial Officer.

Impairment charges in 2011 relate principally to land parcels treated as “held for sale/conveyance”, as part of the Company’s 2011 business plan, as more fully discussed elsewhere in this report.

Acquisition transaction costs and terminated projects in 2011 include (i) costs incurred related to a property acquisition ($0.7 million), and (ii) termination of several redevelopment projects that the Company determined would not go forward ($0.4 million).

Depreciation and amortization expenses increased principally by the lease up of a vacant space at a property which required the demolition of an existing building and the related acceleration of depreciation expense.

Interest expense decreased primarily as a result of (i) lower amortization of deferred financing costs related to the new credit facility entered into during the first quarter of 2012 ($1.6 million), (ii) a decrease in the overall outstanding principal balance of debt ($0.6 million), and (ii) a decrease in the overall weighted average interest rate ($0.4 million), offset by a decrease in capitalized interest ($1.0 million).

Accelerated write-off of deferred financing costs in 2012 relates to the write-off of unamortized fees associated with the Company’s terminated stabilized property and development property credit facilities.

Equity in income of unconsolidated joint ventures was higher in 2012 as a result of an increase in operating results in 2012 from the Cedar/RioCan joint venture ($0.8 million), and lost revenues from the tenant at its then redevelopment joint venture in Philadelphia, Pennsylvania vacating the premises in April 2011 ($0.3 million).

Write-off of investment in unconsolidated joint venture in 2011 relates to the Company’s decision not to go forward with the development of two adjacent properties in Philadelphia, Pennsylvania. The impairment loss for the wholly-owned property is included in loss from discontinued operations.

Discontinued operations for 2012 and 2011 include the results of operations, impairment reversals/charges and gain on sales for properties sold or treated as “held for sale/conveyance”, as part of the Company’s 2011 business plan, as more fully discussed elsewhere in this report.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common dividend distributions and distributions to minority interest partners, if made, primarily from its operations. The Company may also use its revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, remaining development costs, capital improvements, joint venture contributions, and maturing debt initially with its credit facility, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and the sale of properties or interests therein (including joint venture arrangements). Although the Company believes it has access to secured financing, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, net proceeds from the contribution of properties to joint ventures, or proceeds from the refinancing of existing debt.

Debt is comprised of the following at September 30, 2012:

		Interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages	$496,927,000	5.8%	5.0% - 7.5%
Variable-rate mortgage	63,106,000	3.0%

Total property-specific mortgages	560,033,000	5.5%
Corporate credit facilities:
Revolving facility	18,000,000	3.0%
Term loan	75,000,000	3.0%

	$653,033,000	5.1%

As noted above, on January 26, 2012, the Company entered into a new $300 million Credit Facility, comprised of a four-year $75 million term loan and a three-year $225 million revolving credit facility, subject to collateral in place. Subject to customary conditions, the term loan and the revolving credit facility may both be extended for one additional year at the Company’s option. Under an accordion feature, the Credit Facility can be increased to $500 million, subject to customary conditions, collateral in place and lending commitments from participating banks. The Credit Facility contains financial covenants including, but not limited to, maximum debt leverage, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the Credit Facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Credit Facility is available to fund acquisitions, redevelopment and remaining development activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. Borrowings under the Credit Facility are priced at LIBOR plus 275 bps (a weighted-average of 3.0% per annum at September 30, 2012) and can range from LIBOR plus 200 to 300 bps based on the Company’s leverage ratio. As of September 30, 2012, the Company has $18.0 million outstanding under the revolving credit portion of the Credit Facility, and had $164.9 million available for additional borrowings as of the date. A significant portion of the revolving credit availability is the result of the application of net cash proceeds from the sale of 4.8 million shares of the Company’s Series B Preferred Stock during September. In October 2012, the Company redeemed 4.5 million shares of its Series A Preferred Stock for a total cash outlay of $114.1 million which was drawn on its Credit Facility.

Property-specific mortgage loans payable at September 30, 2012 consisted of fixed-rate notes totaling $496.9 million, with a weighted average interest rate of 5.8%, and a LIBOR-based variable-rate note totaling $63.1 million, with an effective interest rate of 3.0% per annum at that date. For the remainder of 2012, the Company has approximately $2.3 million of scheduled debt principal amortization payments and $10.7 million of scheduled balloon payments.

Total mortgage loans payable and secured credit facilities have an overall weighted average interest rate of 5.1% and mature at various dates through 2029. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

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

Contractual obligations and commercial commitments

The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at September 30, 2012:

	Maturity Date
	Remainder of
	2012	2013	2014	2015	2016	Thereafter	Total
Debt: (i)
Mortgage loans payable (ii)	$12,992,000	$122,815,000	$106,423,000	$77,321,000	$98,922,000	$141,560,000	$560,033,000
Credit facilities (iii)	—	—	—	18,000,000	75,000,000	—	93,000,000
Interest payments (iv)	8,999,000	29,748,000	24,123,000	16,586,000	12,723,000	19,926,000	112,105,000
Operating lease obligations	372,000	1,501,000	1,515,000	1,530,000	1,539,000	11,257,000	17,714,000

Total	$22,363,000	$154,064,000	$132,061,000	$113,437,000	$188,184,000	$172,743,000	$782,852,000

(i)	Does not include amounts applicable to unconsolidated joint ventures or discontinued operations.
(ii)	Mortgage loans payable for 2013 includes $59.7 million applicable to property-specific construction financing which is subject to a one-year extension option.
(iii)	Each credit facility is subject to a one-year extension option.
(iv)	Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of September 30, 2012, including capitalized interest. For variable-rate debt, the rate in effect at September 30, 2012 is assumed to remain in effect until the maturities of the respective obligations.

Net Cash Flows

	September 30,
	2012	2011
Cash flows provided by (used in):
Operating activities	$36,784,000	$21,367,000
Investing activities	$2,088,000	$(67,072,000)
Financing activities	$(43,526,000)	$43,181,000

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, increased to $40.0 million for the nine months ended September 30, 2012 from $34.1 million for the nine months ended September 30, 2011. Such amounts include $3.0 million of lease termination income received in 2012 and expenditures of $4.4 million for management transition charges and employee termination costs in 2011. The net changes in operating assets and liabilities ($(3.2) million in 2012 and $(12.8) million in 2011) were primarily the result of collections of receivables and the timing of payments of accounts payable and accrued liabilities.

Investing Activities

Net cash flows provided by (used in) investing activities were primarily the result of the Cedar/RioCan joint venture transactions, expenditures for property improvements, and the Company’s property disposition activities. During the nine months ended September 30, 2012, the Company received proceeds from sales of properties treated as discontinued operations ($18.8 million), had distributions of capital from the Cedar/RioCan joint venture ($2.9 million), and applied the proceeds from other escrows ($2.6 million), offset by expenditures for property improvements ($22.2 million). During the nine months ended September 30, 2011, the Company acquired a grocery-anchored shopping center and incurred expenditures for property improvements (an aggregate of $76.1 million), had an increase in construction escrows and other ($7.3 million), had investments in and advances to unconsolidated joint ventures ($4.2 million), offset by proceeds from sales of properties treated as discontinued operations ($11.7 million), net proceeds relating to the properties transferred to the Cedar/RioCan joint venture ($4.8 million), and distributions of capital from the Cedar/RioCan joint venture ($4.0 million).

Financing Activities

During the nine months ended September 30, 2012, the Company had net repayments under its credit facilities ($73.3 million), repayments of mortgage obligations ($53.3 million), preferred and common stock distributions ($20.9 million), redemptions and repurchases of the 8.875% Series A Cumulative Redeemable Preferred Stock ($12.1 million), the payment of debt financing costs ($4.4 million), and distributions to noncontrolling interests (minority interest and limited partners—$3.7 million), offset by proceeds from the sale of the 7.25% Series B Cumulative Redeemable Preferred Stock ($124.4 million). During the nine months ended September 30, 2011, the Company received proceeds from mortgage refinancings ($45.8 million), received net advances from its revolving credit facilities ($33.7 million), and proceeds from the sale of common stock ($4.3 million), offset by preferred and common stock distributions ($29.1 million), repayment of mortgage obligations ($9.3 million), and distributions to noncontrolling interests (minority interest and limited partners—$2.2 million).

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

The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding impairment charges, gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net (loss) attributable to common shareholders	$(4,299,000)	$(70,105,000)	$(12,403,000)	$(110,082,000)
Add (deduct):
Real estate depreciation and amortization	9,185,000	11,380,000	34,577,000	32,729,000
Limited partners’ interest	(17,000)	(1,455,000)	(114,000)	(2,294,000)
Impairment charges / (reversals)	—	72,114,000	(1,138,000)	102,647,000
Gain on sales	(402,000)	—	(1,231,000)	(502,000)
Consolidated minority interests:
Share of income	2,564,000	(3,285,000)	4,272,000	(3,332,000)
Share of FFO	(1,287,000)	(1,462,000)	(4,078,000)	(4,442,000)
Unconsolidated joint ventures:
Share of income	(411,000)	(327,000)	(1,432,000)	(1,152,000)
Share of FFO	1,433,000	1,374,000	4,488,000	4,438,000

FFO	$6,766,000	$8,234,000	$22,941,000	$18,010,000

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

One of the principal market risks facing the Company is interest rate risk on its credit facilities. The Company may, when advantageous, hedge its interest rate risk by using derivative financial instruments. The Company is not subject to foreign currency risk.

The Company is exposed to interest rate changes primarily through (i) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures and ground-up development/redevelopment activities, and expand its real estate investment portfolio, (ii) property-specific variable-rate construction financing, and (iii) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At September 30, 2012, the Company had approximately $31.6 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.5% per annum. At that date, the Company had accrued liabilities of $1.8 million (included in accounts payable and accrued liabilities on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to these mortgage loans payable.

At September 30, 2012, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (including the Company’s variable-rate credit facility). The average interest rate on the $496.9 million of fixed-rate indebtedness outstanding was 5.8%, with maturities at various dates through 2029. The average interest rate on the $156.1 million of variable-rate debt (including $93.0 million in advances under the Company’s Credit Facility) was 3.0%. The $75 million term loan segment of the new facility matures in January 2016, and the $18.0 million revolving credit segment matures in January 2015, each subject to a one-year extension option. With respect to the $156.1 million of variable-rate debt outstanding at September 30, 2012, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $1.6 million per annum.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of September 30, 2012, and have determined that such disclosure controls and procedures are effective.

During the nine months ended September 30, 2012, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Repurchases of 8.875% Series A Cumulative Redeemable Preferred Stock

The following sets forth certain information relating to open-market purchases by the Company of its 8.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) during the three months ended September 30, 2012:

			Total number of	Maximum number
			shares purchased as	of shares that may
	Total number of	Average price	part of publicly announced	yet be purchased
Period	shares purchased	paid per share	plans or programs (a)	under the plans or programs (b)
July 1 through July 31	6,000	$25.50	6,000	6,014,000
August 1 through August 31	101,000	$25.66	101,000	5,913,000
September 1 through September 30	—	$—	—	5,913,000

	107,000	$25.65	107,000	5,913,000

(a)	The Company intends to use the net proceeds from periodic sales of its 7.25% Series B Cumulative Redeemable Preferred Stock for general working capital and other corporate purposes, including potential future repurchases or redemptions of its Series A Preferred Stock and/or the repayment of outstanding indebtedness.
(b)	During October 2012, the Company redeemed an additional 4.5 million shares of its Series A Preferred Stock.

Item 5.	Other Information

The Company intends to hold its 2013 Annual Meeting of Stockholders on May 3, 2013, which is a date in advance of that of prior years. Accordingly, proposals of stockholders intended to be presented at such meeting must be received by the Company on or prior to December 29, 2012 to be eligible for inclusion in the Company’s proxy statement to be used in connection with such meeting. Any notice of stockholder proposals received after that date will be considered untimely. In addition, proposed nominations by stockholders at the 2013 Annual Meeting for persons to serve as directors must be received by the Company on or prior to February 4, 2013. Nominations received after that date will be considered untimely.

Item 6.	Exhibits

Exhibit 10.1	Agreement Regarding Purchase Of Interests (Franklin) By And Between RC Cedar REIT Property Subsidiary LP And Cedar Realty Trust Partnership, L.P. And RC Cedar REIT LP and RioCan Holdings USA, Inc., dated as of September 6, 2012.

Exhibit 31	Section 302 Certifications

Exhibit 32	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR REALTY TRUST, INC.

By:	/s/ BRUCE J. SCHANZER	By:	/s/ PHILIP R. MAYS
Bruce J. Schanzer		Philip R. Mays
President and Chief Executive Officer (Principal executive officer)		Chief Financial Officer (Principal financial officer)

November 8, 2012