Form 10-K
period 2012-12-31
CEDAR REALTY TRUST, INC.
filed 2013-03-07
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
7-1/4% Series B Cumulative Redeemable
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sales price on June 30, 2012 of $5.05 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $345,457,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 71,794,750 on February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2013 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CEDAR REALTY TRUST, INC.

Part I.

Items 1 and 2. Business and Properties

General

Cedar Realty Trust, Inc. (the “Company”), organized in 1984, is a fully-integrated real estate investment trust which focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At December 31, 2012, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.8 million square feet of gross leasable area (“GLA”). The portfolio was 91.9% occupied and 92.7% leased at December 31, 2012.

In keeping with its stated goal of reducing overall leverage to an appropriate level by selling non-core assets, the Company determined in 2011 (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the region straddling the Washington DC to Boston corridor, (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties, (3) to focus on improving operations and performance at the Company’s remaining properties, and (4) to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets.

On October 10, 2012, the Company concluded definitive agreements with RioCan Real Estate Investment Trust (“RioCan”) to exit the 20% Cedar / 80% RioCan joint venture that owned 22 retail properties. On October 12, 2012, the Company concluded definitive agreements with Homburg Invest Inc. (“HII”) relating to the application of the buy/sell provisions of the joint venture agreements for each of the nine properties owned by the joint venture. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Significant Transactions below for additional information relating to these transactions.

The Company has elected to be taxed as a real estate investment trust (“REIT”) under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT under those provisions, the Company must have a preponderant percentage of its assets invested in, and income derived from, real estate and related sources. The Company’s objectives are to provide to its shareholders a professionally-managed real estate portfolio consisting primarily of grocery-anchored shopping centers straddling the Washington DC to Boston corridor, which will provide substantial cash flow, currently and in the future, taking into account an acceptable modest risk profile, and which will present opportunities for additional growth in income and capital appreciation.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2012, the Company owned 99.6% of the Operating Partnership and is its sole general partner. The approximately 281,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on grocery-anchored community shopping centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities-based” properties should provide relatively stable revenue flows even during difficult economic times.

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

The Company’s Properties

Consolidated Portfolio

The following tables summarize information relating to the Company’s consolidated portfolio as of December 31, 2012:

State	Number of properties	GLA	Percentage of GLA
Pennsylvania	31	5,241,641	53.4%
Massachusetts	8	1,308,908	13.3%
Connecticut	6	1,049,125	10.7%
Maryland	7	835,972	8.5%
Virginia	11	817,392	8.3%
New Jersey	3	373,065	3.8%
New York	1	194,082	2.0%

Total consolidated portfolio	67	9,820,185	100.0%

Tenant Concentration

Tenant	Number of stores	GLA	% of GLA	Annualized base rent	Annualized base rent per sq. ft.	Percentage annualized base rents
Top twenty tenants (a):
Giant Foods	14	912,000	9.3%	$13,789,000	$15.12	12.8%
LA Fitness	7	282,000	2.9%	4,447,000	15.77	4.1%
Farm Fresh	6	364,000	3.7%	3,909,000	10.74	3.6%
Stop & Shop	4	271,000	2.8%	2,805,000	10.35	2.6%
Dollar Tree	19	194,000	2.0%	1,928,000	9.94	1.8%
Food Lion	7	243,000	2.5%	1,925,000	7.92	1.8%
Staples	5	104,000	1.1%	1,701,000	16.36	1.6%
Shop Rite	2	118,000	1.2%	1,695,000	14.36	1.6%
Redner’s	4	202,000	2.1%	1,514,000	7.50	1.4%
United Artist	1	78,000	0.8%	1,411,000	18.09	1.3%
Shaw’s	2	125,000	1.3%	1,389,000	11.11	1.3%
Marshall’s	6	170,000	1.7%	1,366,000	8.04	1.3%
Shoppers Food Warehouse	2	120,000	1.2%	1,237,000	10.31	1.2%
Ukrop’s	1	63,000	0.6%	1,163,000	18.46	1.1%
Kohl’s Department Store	2	149,000	1.5%	1,113,000	7.47	1.0%
Carmike Cinema	1	45,000	0.5%	1,034,000	22.98	1.0%
Giant Eagle	1	84,000	0.9%	922,000	10.98	0.9%
Wal-Mart	2	150,000	1.5%	838,000	5.59	0.8%
Dick’s Sporting Goods	1	56,000	0.6%	812,000	14.50	0.8%
Rite Aid	5	54,000	0.5%	799,000	14.80	0.7%

Sub-total top twenty tenants	92	3,784,000	38.5%	45,797,000	12.10	42.6%
Remaining tenants	821	5,244,000	53.4%	61,639,000	11.75	57.4%

Sub-total all tenants (b)	913	9,028,000	91.9%	$107,436,000	$11.90	100.0%

Vacant space	N/A	792,000	8.1%

Total	913	9,820,000	100.0%

(a)	Several of the tenants listed above share common ownership with other tenants including, without limitation, (i) Giant Foods, Stop & Shop, and Martin’s at Glen Allen (GLA of 63,000; annualized base rent of $418,000), and (ii) Farm Fresh, Shaw’s, Shop ‘n Save (GLA of 53,000; annualized base rent of $412,000), Shoppers Food Warehouse, and Acme Markets (GLA of 172,000; annualized base rent of $756,000).
(b)	Comprised of large tenants (greater than 15,000 sq. ft.) and small tenants as follows:

	GLA	% of GLA	Annualized base rent	Annualized base rent per sq. ft.	Percentage annualized base rents
Large tenants	6,322,000	70.0%	$63,681,000	$10.07	59.3%
Small tenants	2,706,000	30.0%	43,755,000	16.17	40.7%

Total	9,028,000	100.0%	$107,436,000	$11.90	100.0%

Lease Expirations

Year of lease expiration	Number of leases expiring	GLA expiring	Percentage of GLA expiring	Annualized expiring base rents	Annualized expiring base rent per sq. ft.	Percentage of annualized expiring base rents
Month-to-Month	36	92,000	1.0%	$1,275,000	$13.86	1.2%
2013	120	460,000	5.1%	6,344,000	13.79	5.9%
2014	146	1,269,000	14.1%	12,177,000	9.60	11.3%
2015	148	1,282,000	14.2%	13,852,000	10.80	12.9%
2016	114	922,000	10.2%	10,172,000	11.03	9.5%
2017	113	912,000	10.1%	11,838,000	12.98	11.0%
2018	57	643,000	7.1%	8,533,000	13.27	7.9%
2019	27	332,000	3.7%	3,878,000	11.68	3.6%
2020	34	880,000	9.7%	8,208,000	9.33	7.6%
2021	37	419,000	4.6%	6,262,000	14.95	5.8%
2022	20	139,000	1.5%	1,895,000	13.63	1.8%
2023	16	168,000	1.9%	2,225,000	13.24	2.1%
Thereafter	45	1,510,000	16.7%	20,777,000	13.76	19.3%

All tenants	913	9,028,000	100.0%	$107,436,000	$11.90	100.0%

Vacant space	N/A	792,000	N/A

Total portfolio	913	9,820,000	N/A

Real Estate Summary

Property description	Percent owned	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Connecticut
Groton Shopping Center	100%	2007	117,186	84.3%	$11.65	TJ Maxx
Jordan Lane	100%	2005	177,504	99.2%	10.89	Stop & Shop CW Price Retro Fitness
New London Mall	40%	2009	259,293	94.2%	14.24	Shop Rite Marshalls Homegoods Petsmart AC Moore
Oakland Commons	100%	2007	90,100	100.0%	6.37	Wal-Mart Bristol Ten Pin
Southington Shopping Center	100%	2003	155,842	97.8%	6.85	Wal-Mart NAMCO
The Brickyard	100%	2004	249,200	68.2%	7.58	Home Depot Kohl’s

Total Connecticut			1,049,125	88.8%	10.15

Maryland
Kenley Village	100%	2005	51,894	73.7%	8.77	Food Lion
Metro Square	100%	2008	71,896	100.0%	18.87	Shoppers Food Warehouse
Oakland Mills	100%	2005	58,224	100.0%	13.39	Food Lion
San Souci Plaza	40%	2009	264,134	78.7%	9.93	Shoppers Food Warehouse Marshalls Maximum Health and Fitness
St. James Square	100%	2005	39,903	100.0%	11.42	Food Lion
Valley Plaza	100%	2003	190,939	100.0%	4.98	K-Mart Ollie’s Bargain Outlet Tractor Supply
Yorktowne Plaza	100%	2007	158,982	91.1%	13.32	Food Lion

Total Maryland			835,972	90.0%	10.47

Massachusetts
Fieldstone Marketplace	100%	2005/2012	193,970	95.8%	11.36	Shaw’s Flagship Cinema New Bedford Wine and Spirits
Franklin Village Plaza	100%	2004/2012	304,347	92.6%	20.31	Stop & Shop Marshalls Team Fitness
Kings Plaza	100%	2007	168,243	92.7%	6.15	Work Out World CW Price Ocean State Job Lot Savers

Property description	Percent owned	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Massachusetts (continued)
Norwood Shopping Center	100%	2006	102,459	98.2%	7.32	Hannaford Brothers Rocky’s Ace Hardware Dollar Tree
Price Chopper Plaza	100%	2007	101,824	91.1%	11.00	Price Chopper
The Shops at Suffolk Downs	100%	2005	121,251	86.8%	12.62	Stop & Shop
Timpany Plaza	100%	2007	183,775	97.0%	6.83	Stop & Shop Big Lots Gardner Theater
West Bridgewater Plaza	100%	2007	133,039	96.9%	8.78	Shaw’s Big Lots Planet Fitness

Total Massachusetts			1,308,908	93.9%	11.57

New Jersey
Carll’s Corner	100%	2007	129,582	85.4%	8.85	Acme Markets Peebles
Pine Grove Plaza	100%	2003	86,089	100.0%	10.13	Peebles
Washington Center Shoppes	100%	2001	157,394	93.4%	8.82	Acme Markets Planet Fitness

Total New Jersey			373,065	92.1%	9.16

New York
Carman’s Plaza	100%	2007	194,082	91.8%	17.11	Pathmark

						Extreme Fitness Home Goods Department of Motor Vehicle
Pennsylvania
Academy Plaza	100%	2001	137,662	90.3%	13.63	Acme Markets
Camp Hill	100%	2002	470,117	99.3%	13.56	Boscov’s Giant Foods LA Fitness Orthopedic Inst of PA Barnes & Noble Staples
Carbondale Plaza	100%	2004	120,689	100.0%	6.76	Weis Markets Peebles
Circle Plaza	100%	2007	92,171	100.0%	2.74	K-Mart

Property description	Percent owned	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Pennsylvania (cotninued)
Colonial Commons	100%	2011	466,233	86.5%	12.82	Giant Foods Dick’s Sporting Goods L.A. Fitness Ross Dress For Less Marshalls JoAnn Fabrics David’s Furniture Office Max
Crossroads II	60%	2008	133,717	92.1%	20.03	Giant Foods
Fairview Commons	100%	2007	42,314	53.3%	9.68	Family Dollar
Fairview Plaza	100%	2003	71,979	100.0%	12.39	Giant Foods
Fort Washington	100%	2002	41,000	100.0%	19.90	LA Fitness
Gold Star Plaza	100%	2006	71,720	82.2%	8.91	Redner’s
Golden Triangle	100%	2003	202,943	98.2%	12.47	LA Fitness Marshalls Staples Just Cabinets Aldi
Halifax Plaza	100%	2003	51,510	100.0%	11.89	Giant Foods
Hamburg Commons	100%	2004	99,580	96.4%	6.52	Redner’s Peebles
Huntingdon Plaza	100%	2004	142,845	71.9%	5.18	Sears Peebles
Lake Raystown Plaza	100%	2004	142,559	95.7%	12.31	Giant Foods Tractor Supply
Liberty Marketplace	100%	2005	68,200	89.4%	17.56	Giant Foods
Meadows Marketplace	100%	2004/2012	91,518	100.0%	15.43	Giant Foods
Mechanicsburg Giant	100%	2005	51,500	100.0%	21.78	Giant Foods
Newport Plaza	100%	2003	64,489	100.0%	11.55	Giant Foods
Northside Commons	100%	2008	64,710	96.1%	9.89	Redner’s Market
Palmyra Shopping Center	100%	2005	111,051	89.2%	6.00	Weis Markets Goodwill
Port Richmond Village	100%	2001	154,908	96.8%	12.51	Thriftway Pep Boys City Stores, Inc.
River View Plaza	100%	2003	226,786	90.5%	18.63	United Artists Avalon Carpet Pep Boys Staples

Property description	Percent owned	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Pennsylvania (cotninued)
South Philadelphia	100%	2003	283,415	79.3%	14.58	Shop Rite Ross Dress For Less LA Fitness Modell’s
Swede Square	100%	2003	100,816	97.0%	16.10	LA Fitness
The Commons	100%	2004	203,426	87.5%	9.34	Bon-Ton Shop ‘n Save TJ Maxx
The Point	100%	2000	268,037	99.0%	12.41	Burlington Coat Factory Giant Foods AC Moore Staples
Townfair Center	100%	2004	218,662	100.0%	9.11	Lowe’s Home Centers Giant Eagle Michael’s Store
Trexler Mall	100%	2005	339,363	88.7%	9.66	Kohl’s Bon-Ton Lehigh Wellness Partners Trexlertown Fitness Club Marshall’s
Trexlertown Plaza	100%	2006	316,143	78.9%	13.22	Giant Foods Redner’s Big Lots Sears Tractor Supply
Upland Square	60%	2007	391,578	92.8%	16.92	Giant Foods Carmike Cinema LA Fitness Best Buy TJ Maxx Bed, Bath & Beyond A.C. Moore Staples
Total Pennsylvania			5,241,641	91.5%	12.63

Virginia
Annie Land Plaza	100%	2006	42,500	97.18%	9.39	Food Lion
Coliseum Marketplace	100%	2005	105,998	100.00%	15.97	Farm Fresh Michael’s
Elmhurst Square	100%	2006	66,250	89.10%	9.46	Food Lion
General Booth Plaza	100%	2005	71,639	96.65%	12.89	Farm Fresh

Property description	Percent owned	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Virginia (cotninued)
Kempsville Crossing	100%	2005	94,477	97.30%	11.21	Farm Fresh
Martin’s at Glen Allen	100%	2005	63,328	100.00%	6.61	Martin’s
Oak Ridge Shopping Center	100%	2006	38,700	100.00%	10.56	Food Lion
Smithfield Plaza	100%	2005/2008	134,664	96.40%	9.23	Farm Fresh Maxway Peebles
Suffolk Plaza	100%	2005	67,216	100.00%	9.40	Farm Fresh
Ukrop’s at Fredericksburg	100%	2005	63,000	100.00%	18.47	Ukrop’s Supermarket
Virginia Little Creek	100%	2005	69,620	100.00%	11.12	Farm Fresh

Total Virginia			817,392	97.8%	11.46

Total Consolidated Portfolio			9,820,185	91.9%	$11.90

(a)	Average base rent is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2012. Tenant concessions are reflected in this measure except for a limited number of short-term (generally one to three months) free rent concessions provided to new tenants that took occupancy prior to the end of the reporting period but within the concession period. Average base rent would have been $11.79 per square foot if all such free rent concessions were reflected.

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

Giant Food Stores, LLC, Stop & Shop, Inc. and Martin’s at Glen Allen, each of which is owned by Ahold N.V., a Netherlands corporation, leased an aggregate of approximately 13%, 13% and 11% of the Company’s GLA at December 31, 2012, 2011 and 2010, respectively, and accounted for an aggregate of approximately 15%, 14% and 14% of the Company’s total revenues during 2012, 2011 and 2010, respectively. No other tenant leased more than 10% of GLA at December 31, 2012, 2011 or 2010, or contributed more than 10% of total revenues during 2012, 2011 or 2010.

Executive Offices

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, in which it presently occupies approximately 14,700 square feet pursuant to a lease from a partnership owned in part by the Company’s former Chairman and Chief Executive Officer. The lease expires in February 2020.

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

Environmental Matters

Under various federal, state, and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at property owned, leased, managed or otherwise operated by such person, and may be held liable to a governmental entity or to third parties for property damage, and for investigation and cleanup costs in connection with such contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such conditions, may adversely affect the owner’s, lessor’s or operator’s ability to sell or rent such property or to arrange financing using such property as collateral. In connection with the ownership, operation and management of real estate, the Company may potentially become liable for removal or remediation costs, as well as certain other related costs and liabilities, including governmental fines and injuries to persons and/or property. Generally, the Company’s tenants must comply with environmental laws and meet any remediation requirements. In addition, leases typically impose obligations on tenants to indemnify the Company from any compliance costs the Company may incur as a result of environmental conditions on the property caused by the tenant. However, if a lease does not require compliance, or if a tenant fails to or cannot comply, the Company could be forced to pay these costs.

The Company believes that environmental studies conducted at the time of acquisition with respect to its properties have not revealed environmental liabilities that would have a material adverse effect on its business, results of operations or liquidity. However, no assurances can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities, that any prior owner of or tenant at a property did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist at any one or more of its properties. If a material environmental condition does in fact exist, it could have an adverse impact upon the Company’s financial condition, results of operations and liquidity.

Employees

As of December 31, 2012, the Company had 88 employees (84 full-time and four part-time). The Company believes that its relations with its employees are good.

Item 1A. Risk Factors

Although improving, economic conditions in the U.S. economy in general, and specifically uncertainty in the credit markets and retail environment, could adversely affect our ability to continue to pay dividends or cause us to reduce further the amount of our dividends.

The Company paid dividends totaling $0.20 per share during 2012, reduced from $0.36 per share during 2011. However, as a result of the state of the U.S. economy, constrained capital markets, and the difficult retail environment, there can be no assurance that the Company will not be forced, once again, to reduce or suspend (as done on April 2, 2009 until reinstituted on January 20, 2010) the payment of dividends.

Any volatility and instability in the credit markets could adversely affect our ability to obtain new financing or to refinance existing indebtedness.

Any instability in the credit markets may negatively impact our ability to access debt financing, to arrange property-specific financing or to refinance our existing debt as it matures on favorable terms or at all. As a result, we may be forced to seek potentially less attractive financings, including equity investments, on terms that may not be favorable to us. In doing so, the Company may be compelled to dilute the interests of existing shareholders that could also adversely reduce the trading price of our common stock.

Our properties consist primarily of grocery-anchored community shopping centers. Our performance therefore is linked to economic conditions in the market for retail space generally.

Our properties consist primarily of grocery-anchored community shopping centers, and our performance therefore is linked to economic conditions in the market for retail space generally. This also means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions and consumer confidence. A downturn in the U.S. economy and reduced consumer spending could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons, and therefore decrease the revenue generated by our properties and/or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by the state of the U.S. economy. Moreover, the demand for leasing space in our shopping centers could also significantly decline during a significant downturn in the U.S. economy that could result in a decline in our occupancy percentage and reduction in rental revenues. The U.S. economy has experienced, and is expected to continue to experience, substantial unemployment at rates which approach their highest levels in the country’s history. Such levels of reported unemployment may in fact mask more serious unemployment issues, such as persons who have not sought to re-enter the labor force after having been unemployed for substantial periods of time and, further, may not fairly reflect persons who are under-employed or temporarily employed. Sustained levels of high unemployment can be expected to have a serious negative impact on consumer spending in affected areas. While unemployment levels may vary considerably in different areas of the country, and within the markets in which we presently operate, any sustained unemployment may have a continuing negative impact on sales by our tenants at our various shopping centers.

There has been ongoing pressure on prices of petroleum products resulting from actual or potential dislocations in the world’s supply caused by political turmoil in countries which are major sources or distribution links for such products. This has tended to adversely impact the pricing of gasoline, among other products, in this country, which may cause shoppers to restrict their trips by automobile to shopping centers, reduce their purchases of gasoline and other products from the fuel service stations at several of our properties, as well as reduce their levels of discretionary spending, all of which, in turn, could adversely affect sales at our properties.

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

Our substantial debt may harm our business and operating results by (1) requiring us to use a substantial portion of our available liquidity to pay required debt service and/or repayments or establish additional reserves, which would reduce amounts available for distributions, (2) placing us at a competitive disadvantage compared to competitors that have less debt or debt at more favorable terms, (3) making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions, and (4) limiting our ability to borrow more money for operations or capital expenditures. In addition, increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Further, payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements, could adversely affect our liquidity.

If we fail to dispose of properties presently held for sale or reduce our outstanding indebtedness, our financial condition and results of operations may be adversely affected.

We have announced plans to dispose of certain shopping centers and land parcels owned by us and to use the proceeds from the dispositions to reduce our outstanding indebtedness. If we fail to dispose of these properties in a timely fashion or if we do not realize the proceeds presently anticipated from such sales, we will not be able to reduce our outstanding debt as presently planned and we may require new or additional impairment provisions, which would adversely affect our financial condition and results of operations.

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

Specifically, Giant Food Stores, LLC, Stop & Shop, Inc. and Martin’s at Glen Allen, each of which is owned by Ahold N.V., a Netherlands corporation, leased an aggregate of approximately 13% of the Company’s GLA at December 31, 2012, and accounted for an aggregate of approximately 15% of the Company’s total revenues during 2012. No other tenant leased more than 10% of GLA at December 31, 2012 or contributed more than 10% of total revenues during 2012.

“New Technology” developments may impact customer traffic at certain tenants’ stores and ultimately sales at such stores.

We may be adversely affected by developments of new technology which may cause the business of certain of our tenants to become substantially diminished or functionally obsolete, with the result that such tenants may be unable to pay rent, become insolvent, file for bankruptcy protection, close their stores, or terminate their leases. Examples of the potentially adverse effects of new technology on retail businesses include, amongst other things, the advent of on-line movie rentals on video stores, the effect of “e-books” and small screen readers on book stores, and increased sales of many products “on-line”.

Substantial recent annual increases in on-line sales have also caused many retailers to sell products on line on their websites with pick-ups at a store or warehouse or through deliveries. With special reference to our principal tenants, on-line grocery orders are available and especially useful in urban areas, but have not yet become a major factor affecting grocers in our portfolio.

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

Our properties are located largely in the region that straddles the Washington DC to Boston corridor, which exposes us to greater economic risks than if we owned properties in more geographic regions (in particular, 31 of our consolidated properties are located in Pennsylvania). Any adverse economic or real estate developments resulting from the regulatory environment, business climate, fiscal problems or weather in such regions could have an adverse impact on our prospects. In addition, the economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm our performance in the affected markets. High barriers to entry in the Washington DC to Boston corridor due to mature economies, road patterns, density of population, restrictions on development, and high land costs, coupled with large numbers of often overlapping government jurisdictions, may make it difficult for the Company to continue to grow in these areas.

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

Natural disasters and severe weather conditions could have an adverse impact on our cash flow and operating results.

Some of our properties could be subject to potential natural or other disasters. In addition, we may acquire properties that are located in areas which are subject to natural disasters. Properties could also be affected by increases in the frequency or severity of hurricanes or other storms, whether such increases are caused by global climate changes or other factors. The occurrence of natural disasters or severe weather conditions can increase investment costs to repair or replace damaged properties, increase operating costs, increase future property insurance costs, and/or negatively impact the tenant demand for lease space. If insurance is unavailable to us, or is unavailable on acceptable terms, or if our insurance is not adequate to cover business interruption or losses from such events, our earnings, liquidity and/or capital resources could be adversely affected.

Potential losses may not be covered by insurance.

Potential losses may not be covered by insurance. We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance under a blanket policy covering all of our properties. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as from war, nuclear accidents, and nuclear, biological and chemical occurrences from terrorist’s acts. Some of the insurance, such as that covering losses due to wind, floods and earthquakes, is subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. Additionally, certain tenants have termination rights in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. If we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

We intend to make distributions to shareholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets, borrow funds or pay a portion of the dividend in common stock to meet the 90% distribution requirement of the Code. Certain assets generate substantial differences between taxable income and income recognized in accordance with accounting principles generally accepted in the United States (“GAAP”). Such assets include, without limitation, operating real estate that was acquired through structures that may limit or completely eliminate the depreciation deduction that would otherwise be available for income tax purposes. As a result, the Code requirement to distribute a substantial portion of our otherwise net taxable income in order to maintain REIT status could cause us to (1) distribute amounts that could otherwise be used for future acquisitions, capital expenditures or repayment of debt, (2) borrow on unfavorable terms, (3) sell assets on unfavorable terms, or (4) pay a portion of our common dividend in common stock. If we fail to obtain debt or equity capital in the future, it could limit our operations and our ability to grow, which could have a material adverse effect on the value of our common stock.

Dividends payable by REITs do not qualify for the reduced tax rates under tax legislation which reduced the maximum tax rate for dividends payable to individuals from 35% to 15% (through 2012). For years beginning in 2013, the maximum tax rate for dividends payable to individuals is 39.6% and dividends from REITS do not qualify for the new reduced rate of 20%. In addition, certain high income individuals may be subject to an additional 3.8% tax on certain investment income, including dividends and capital gains. Although this legislation does not adversely affect the taxation of REITs or the dividends paid deduction for REITs, the more favorable rates applicable to regular corporate dividends could cause investors to perceive investments in REITs to be relatively less attractive than investments in the stock of corporations that pay dividends qualifying for reduced rates of tax which, in turn, could adversely affect the value of the stock of REITs.

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

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress the price of our common stock. The charter, subject to certain exceptions, authorizes directors to take such actions as are necessary and desirable relating to qualification as a REIT, and to limit any person to beneficial ownership of no more than 9.9% of the outstanding shares of our common stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit, but may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to continue to qualify as, or to be, a REIT. This ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of shareholders. Our Board of Directors has waived the ownership limit to permit each of Inland American Real Estate Trust, Inc. (“Inland”), RioCan Real Estate Investment Trust (“RioCan”), and Cohen and Steers Capital Management, Inc. to acquire up to 14%, 16% and 15%, respectively, of our stock. Upon the sale by RioCan in February 2013 of all of its holdings, our waiver terminated. In addition, Inland has agreed to various voting restrictions and standstill provisions.

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

Item 4. Mine Safety Disclosures: Not applicable

Directors and Executive Officers of the Company

Information regarding the Company’s directors and executive officers is set forth below:

Name	Age	Position
Bruce J. Schanzer	44	Chief Executive Officer and President, Director
Roger M. Widmann	73	Chairman of the Board of Directors
James J. Burns	73	Director
Pamela N. Hootkin	65	Director
Paul G. Kirk Jr.	75	Director
Everett B. Miller III	67	Director
Philip R. Mays	45	Chief Financial Officer
Brenda J. Walker	60	Vice President—Chief Operating Officer

Bruce J. Schanzer has been President, Chief Executive Officer and a director of the Company since June 2011. Prior thereto and since 2007, Mr. Schanzer was employed by Goldman Sachs & Co., with his most recent position being a managing director in the real estate investment banking group. From 2001 to 2007, he was employed by Merrill Lynch, with his last position being vice president in their real estate investment banking group. Earlier in his career, Mr. Schanzer practiced real estate law for six years in New York. Mr. Schanzer received a B.A.

from Yeshiva University, an M.B.A. from the University of Chicago, and a J.D. from the Benjamin N. Cardozo School of Law, where he was a member of the Law Review.

Roger M. Widmann, a director since October 2003, the non-executive Chairman of the Board since June 2011, and a member of the Compensation and Nominating/Corporate Governance Committees, is an investment banker. He was a principal of the investment banking firm of Tanner & Co., Inc. from 1997 to 2004. From 1986 to 1995, Mr. Widmann was a senior managing director of Chemical Securities, Inc., a subsidiary of Chemical Banking Corporation (now JPMorgan Chase Corporation). Prior to joining Chemical Securities, Inc., Mr. Widmann was a founder and managing director of First Reserve Corporation, the largest independent energy investing firm in the U.S. Previously, he was senior vice president with the investment banking firm of Donaldson, Lufkin & Jenrette, responsible for the firm’s domestic and international investment banking business. He had also been a vice president with New Court Securities (now Rothschild, Inc.). He was a director of Lydall, Inc. (listed on the New York Stock Exchange), a manufacturer of thermal, acoustical and filtration materials, from 1974 to 2004, and its chairman from 1998 to 2004. He is a director of Standard Motor Products, Inc. (listed on the New York Stock Exchange), a manufacturer of automobile replacement parts, is Chairman of Keystone National Group, a fund of private equity funds, and is Chairman and CEO of Cutwater Associates LLC, a corporate advisory firm. He is also a senior moderator of the Aspen Seminar at The Aspen Institute and Vice Chairman of Oxfam America. Mr. Widmann received an B.A. from Brown University and a J.D. from the Columbia University School of Law.

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

Pamela N. Hootkin, a director since June 2008 and a member of the Audit and Compensation Committees, retired at the end of April 2012 from her position as senior vice president at PVH Corp. (formerly Phillips-Van Heusen Corporation), a position she held since since May 2010. She joined PVH Corp. in 1988 as vice president, treasurer and corporate secretary; in 1999 she became vice president, treasurer and director of investor relations, and in June 2007 she became senior vice president, treasurer and director of investor relations. From 1986 to 1988, Ms. Hootkin was vice president and chief financial officer of Yves Saint Laurent Parfums, Inc. From 1975 to 1986, she was employed by Squibb Corporation in various capacities, with her last position being vice president and treasurer of a division of Squibb. Ms. Hootkin is a board member of Safe Horizon, New York (a not-for-profit organization) where she also serves on the executive, finance and audit committees. Ms. Hootkin received a B.A. from the State University of New York at Binghamton and a M.A. from Boston University.

Paul G. Kirk, Jr., a director from 2005 to September 2009, when he resigned as the result of his appointment as a United States Senator for Massachusetts to the seat previously held by the late Senator Edward M. Kennedy, and re-elected to the Board in June 2010, is a member of the Compensation and Nominating/Corporate Governance (Chair) Committees, and is a retired partner of the law firm of Sullivan & Worcester, LLP of Boston, MA. He was a member of the firm from 1977 through 1990. He also serves as Chairman and CEO of Kirk & Associates, Inc., a business advisory and consulting firm, and currently serves on the Board of Directors of the Hartford Financial Services Group, Inc. He has previously served on the Boards of Directors of Rayonier, Incorporated (a real estate investment trust listed on the New York Stock Exchange) (1994 to 2011), ITT Corporation (1989 to 1997) and Bradley Real Estate, Inc. (1991 to 2000), a real estate investment trust that was subsequently acquired by Heritage Property Investment Trust, Inc. Mr. Kirk was a founding Director of the John F. Kennedy Library Foundation and served as its Chairman from 1992 to 2009. He was a founding Director of the Commission on Presidential Debates and served as its Co-Chairman from 1987 to 2009. From 1985 to 1989, Mr. Kirk served as Chairman of the Democratic Party of the U.S., and from 1983 to 1985 as its Treasurer. A graduate of Harvard College and Harvard Law School, Mr. Kirk is past-Chairman of the Harvard Board of Overseers’ Nominating Committee and of the Harvard Board of Overseers’ Committee to Visit the Department of Athletics. He has received many awards for civic leadership and public service, including honorary doctors of law degrees from Stonehill College and the Southern New England School of Law.

Everett B. Miller, III, a director since 1998 and a member of the Audit and Compensation (Chair) Committees, has been since July 2012 the Director of the Real Estate Bureau of the New York State Common Retirement Fund. In July 2012, Mr. Miller resigned his position as a member of the Real Estate Advisory Committee of the New York State Common Retirement Fund, a position he held since March 2003, in order to accept his current position. He retired at the end of 2011 from his position as vice president of alternative investments at the YMCA Retirement Fund, a position he held since September 2003. Prior to his retirement in May 2002 from Commonfund Realty, Inc., a registered investment advisor, Mr. Miller was the chief operating officer of that company from 1997 until May 2002. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior thereto, Mr. Miller was employed for eighteen years at affiliates of Travelers Realty Investment Co., at which his last position was senior vice president. Mr. Miller received a B.S. from Yale University.

Philip R. Mays has been Chief Financial Officer of the Company since June 2011. From May 2005 until June 2011, Mr. Mays was employed by Federal Realty Investment Trust, a publicly-traded equity REIT specializing in shopping centers, where he initially served as Controller, was subsequently promoted to Chief Accounting Officer in September 2006, and again to Vice President, Chief Accounting Officer in February 2007. Prior to joining Federal Realty, he was Vice President of Finance and Corporate Controller for CRIIMI MAE, Inc. from June 2004 until May 2005. Earlier in his career, Mr. Mays held various accounting and finance positions, including seven years as an accountant at Ernst & Young, LLP, with his last position being senior manager, and where he supervised audits and assisted clients in the real estate, construction and hospitality industries, including publicly-traded REITs. Mr. Mays is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Mays received a B.S. degree from Jacksonville University, Florida.

Brenda J. Walker has been a vice president of the Company since 1998, was elected Chief Operating Officer in 2009, was a director from 1998 until June 2008, and was treasurer from April 1998 until November 1999. She was an executive officer since 1992 of the real estate management companies, and their respective predecessors and affiliates, which were merged into the Company in 2003. Ms. Walker has been involved in real estate-related finance, property and asset management for more than thirty-five years. Ms. Walker received a B.A. from Lincoln University, Pennsylvania.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dividend Information

A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. In keeping with its stated goal of reducing overall leverage, and in order to maximize financial flexibility, the Company paid dividends totaling $0.20 per share during 2012, reduced from $0.36 per share during 2011. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Market Information

The Company had 71,817,310 shares of common stock outstanding held by approximately 700 shareholders of record at December 31, 2012. The Company believes it has more than 5,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (1) the high, low, and closing prices of the Company’s common stock, and (2) dividends paid:

Quarter ended	Market price range			Dividends
2012	High	Low	Close	paid
March 31	$5.30	$4.35	$5.12	$0.05
June 30	5.45	4.53	5.05	0.05
September 30	5.80	4.65	5.28	0.05
December 31	5.73	4.60	5.28	0.05

2011
March 31	$6.58	$5.26	$6.03	$0.09
June 30	6.27	4.82	5.15	0.09
September 30	5.44	3.01	3.11	0.09
December 31	4.71	2.65	4.31	0.09

Stockholder Return Performance Presentation

The following line graph sets forth for the period January 1, 2008 through December 31, 2012 a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts Equity REIT Total Return Index. The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

	Period Ending
Index	01/01/08	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Cedar Realty Trust, Inc.	100.00	75.14	74.32	71.65	53.18	67.76
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
NAREIT All Equity REIT Index	100.00	62.27	79.70	101.98	110.42	132.18

Item 6. Selected Financial Data (a)

	Years ended December 31,
	2012	2011	2010	2009	2008
Operations data:
Total revenues	$140,583,000	$134,828,000	$130,998,000	$139,818,000	$126,551,000
Expenses:
Property operating expenses	40,551,000	44,035,000	41,599,000	40,283,000	34,860,000
General and administrative	14,277,000	10,740,000	9,537,000	10,158,000	8,586,000
Management transition charges and employee termination costs	1,172,000	6,875,000	—	—	—
Impairment charges	5,779,000	7,148,000	2,493,000	23,636,000	—
Acquisition transaction costs and terminated projects	116,000	1,436,000	3,958,000	4,367,000	855,000
Depreciation and amortization	44,540,000	43,105,000	34,735,000	42,715,000	36,969,000

Total expenses	106,435,000	113,339,000	92,322,000	121,159,000	81,270,000

Operating income	34,148,000	21,489,000	38,676,000	18,659,000	45,281,000
Non-operating income and expense:
Interest expense	(41,966,000)	(41,746,000)	(45,559,000)	(41,548,000)	(36,557,000)
Interest income	191,000	349,000	21,000	63,000	271,000
Equity in income of unconsolidated joint ventures	1,481,000	1,671,000	484,000	1,098,000	956,000
Gain (loss) on exit from unconsolidated joint ventures	30,526,000	(7,961,000)	—	—	—
Gain on sales	997,000	130,000	—	521,000	—

Total non-operating income and expense	(8,771,000)	(47,557,000)	(45,054,000)	(39,866,000)	(35,330,000)

Income (loss) before discontinued operations	25,377,000	(26,068,000)	(6,378,000)	(21,207,000)	9,951,000
Income (loss) from discontinued operations	8,638,000	(82,446,000)	(37,806,000)	4,196,000	10,847,000

Net income (loss)	34,015,000	(108,514,000)	(44,184,000)	(17,011,000)	20,798,000
Less, net loss (income) attributable to noncontrolling interests
Minority interests in consolidated joint ventures	(4,335,000)	2,507,000	1,613,000	(772,000)	(2,157,000)
Limited partners’ interest in Operating Partnership	26,000	2,446,000	1,282,000	912,000	(468,000)

Net income (loss) attributable to Cedar Realty Trust, Inc.	29,706,000	(103,561,000)	(41,289,000)	(16,871,000)	18,173,000
Preferred stock dividends and redemption costs	(19,817,000)	(14,200,000)	(10,196,000)	(7,876,000)	(7,877,000)

Net income (loss) attributable to common shareholders	$9,889,000	$(117,761,000)	$(51,485,000)	$(24,747,000)	$10,296,000

Per common share (basic and diluted) attributable to common shareholders:
Continuing operations	$0.07	$(0.61)	$(0.24)	$(0.60)	$(0.01)
Discontinued operations	0.06	(1.18)	(0.57)	0.06	0.24

	$0.13	$(1.79)	$(0.81)	$(0.54)	$0.23

Amounts attributable to Cedar Realty Trust, Inc. common shareholders, net of limited partners’ interest
Income (loss) from continuing operations	$5,935,000	$(39,348,000)	$(15,623,000)	$(27,711,000)	$(85,000)
Income (loss) from discontinued operations	3,954,000	(78,413,000)	(35,862,000)	2,964,000	10,381,000

Net income (loss)	$9,889,000	$(117,761,000)	$(51,485,000)	$(24,747,000)	$10,296,000

Dividends to common shareholders	$14,402,000	$24,705,000	$17,749,000	$9,742,000	$40,027,000
Per common share	$0.2000	$0.3600	$0.2700	$0.2025	$0.9000
Weighted average number of common shares—basic and diluted	68,017,000	66,387,000	63,843,000	46,234,000	44,475,000

Item 6. Selected Financial Data (a) (continued)

	Years ended December 31,
	2012	2011	2010	2009	2008
Balance sheet data:
Real estate, net	$1,222,743,000	$1,167,275,000	$1,126,370,000	$1,140,876,000	$1,038,825,000
Real estate to be transferred to a joint venture	—	—	—	139,743,000	194,952,000
Real estate held for sale/conveyance	77,793,000	211,679,000	355,102,000	399,122,000	426,217,000
Investment in unconsolidated joint ventures	—	44,743,000	52,466,000	14,113,000	4,976,000
Other assets	69,367,000	88,466,000	88,549,000	91,264,000	70,058,000

Total assets	$1,369,903,000	$1,512,163,000	$1,622,487,000	$1,785,118,000	$1,735,028,000

Mortgages and loans payable	$761,216,000	$753,060,000	$680,718,000	$797,146,000	$769,902,000
Mortgage loans payable—real estate to be transferred to a joint venture	—	—	—	94,018,000	77,307,000
Mortgage loans payable—real estate held for sale/conveyance	23,258,000	124,888,000	159,395,000	161,283,000	166,264,000
Other liabilities	63,679,000	73,827,000	76,850,000	106,269,000	116,361,000

Total liabilities	848,153,000	951,775,000	916,963,000	1,158,716,000	1,129,834,000
Noncontrolling interest—limited partners’ mezzanine OP Units	623,000	4,616,000	7,053,000	12,638,000	14,257,000
Equity:
Cedar Realty Trust, Inc. shareholders’ equity	513,656,000	493,843,000	630,066,000	538,456,000	523,521,000
Noncontrolling interests	7,471,000	61,929,000	68,405,000	75,308,000	67,416,000

Total equity	521,127,000	555,772,000	698,471,000	613,764,000	590,937,000

Total liabilities and equity	$1,369,903,000	$1,512,163,000	$1,622,487,000	$1,785,118,000	$1,735,028,000

Other data:
Funds From Operations (“FFO”) (b)	$26,717,000	$26,520,000	$29,510,000	$51,776,000	$56,859,000
Cash flows provided by (used in):
Operating activities	$50,588,000	$39,246,000	$41,702,000	$51,942,000	$60,815,000
Investing activities	$50,114,000	$(64,241,000)	$(29,834,000)	$(70,026,000)	$(151,390,000)
Financing activities	$(105,250,000)	$22,899,000	$(14,866,000)	$27,017,000	$75,517,000
Square feet of GLA	9,820,000	9,566,000	8,989,000	8,782,000	7,827,000
Percent occupied	91.9%	91.6%	90.5%	91.2%	92.4%
Average annualized base rent per square foot	$11.90	$11.52	$11.33	$10.90	$10.66

(a)	The data presented reflect certain reclassifications of prior period amounts to conform to the 2012 presentation, principally to reflect the sale and/or as “held for sale/conveyance” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on the previously-reported net income attributable to common shareholders or earnings per share.
(b)	See Items 7—“Management Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of FFO to net income(loss) attributable to common shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust which focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At December 31, 2012, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.8 million square feet of gross leasable area (“GLA”). The portfolio was 91.9% occupied at December 31, 2012.

In keeping with its stated goal of reducing overall leverage to an appropriate level by selling non-core assets, the Company determined in 2011 (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the region that straddles the Washington DC to Boston corridor, (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties, (3) to focus on improving operations and performance at the Company’s remaining properties, and (4) to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets.

On October 10, 2012, the Company concluded definitive agreements with RioCan to exit the 20% Cedar / 80% RioCan joint venture that owned 22 retail properties. On October 12, 2012, the Company concluded definitive agreements with HII relating to the application of the buy/sell provisions of the joint venture agreements for each of the nine properties owned by the joint venture. See Significant Transactions below for additional information relating to these transactions.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2012, the Company owned 99.6% of the Operating Partnership and is its sole general partner. The approximately 281,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on grocery-anchored community shopping centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities-based” properties should provide relatively stable revenue flows even during difficult economic times.

Significant Transactions

As discussed above, the Company developed a disposition plan with the stated goal of reducing overall leverage to an appropriate level by selling non-core assets. The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable to be assumed by the buyers (or conveyed to the mortgagee), have been reclassified as “held for sale/conveyance” on the Company’s consolidated balance sheets at December 31, 2012 and December 31, 2011. In addition, the properties’ results of operations have been classified as “discontinued operations” for all periods presented.

The following table details the acquisitions and dispositions of properties during 2012:

Acquisitions of noncontrolling interests in consolidated properties

			Date	Purchase
Property	Location	GLA	Acquired	Price
Meadows Marketplace (a)	Hershey, PA	91,518	10/12/2012	$13,375,000
Fieldstone Marketplace (a)	New Bedford, MA	193,970	10/12/2012	13,955,000

				$27,330,000

Acquisition of unconsolidated joint venture property

			Date	Purchase
Property	Location	GLA	Acquired	Price
Franklin Village Plaza (b)	Franklin, MA	304,347	10/10/2012	$75,127,000

Dispositions of consolidated properties

			Date	Sales
Property	Location	GLA	Sold	Price
Hilliard Discount Drug Mart Plaza	Hilliard, OH	40,988	2/7/2012	$1,434,000
First Merit Bank at Akron	Akron, OH	3,200	2/23/2012	633,000
Grove City Discount Drug Mart Plaza	Grove City, OH	40,848	3/12/2012	1,925,000
CVS at Naugatuck (50% interest)	Naugatuck, CT	13,225	3/20/2012	3,350,000
CVS at Bradford	Bradford, PA	10,722	3/30/2012	967,000
CVS at Celina	Celina, OH	10,195	3/30/2012	1,449,000
CVS at Erie	Erie, PA	10,125	3/30/2012	1,278,000
CVS at Portage Trail	Akron, OH	10,722	3/30/2012	1,061,000
Rite Aid at Massillon	Massillon, OH	10,125	3/30/2012	1,492,000
Kingston Plaza	Kingston, NY	5,324	4/12/2012	1,182,000
Stadium Plaza	East Lansing, MI	77,688	5/3/2012	5,400,000
Blue Mountain Commons (land parcel)	Harrisburg. PA	N/A	6/19/2012	102,000
Oregon Pike (land parcel)	Lancaster, PA	N/A	6/28/2012	1,100,000
Trindle Springs (land parcel)	Mechanicsburg, PA	N/A	7/20/2012	800,000
Aston (land parcel)	Aston, PA	N/A	7/27/2012	1,365,000
Homburg Joint Venture (20 % interest in seven properties)	Various	560,772	10/12/2012	23,642,000
The Point at Carlisle	Carlisle, PA	182,859	10/15/2012	7,350,000
Wyoming (land parcel)	Wyoming, MI	N/A	11/16/2012	1,000,000

Total				$55,530,000

Dispositions of unconsolidated joint venture properties

			Date	Sales
Property	Location	GLA	Sold	Price
Cedar/RioCan Joint Venture (20% interest in 21 properties)	Various	3,406,927	10/10/2012	$119,521,000

(a)	As a result of acquiring the remaining 80% interest in these properties, the Company now owns a 100% interest.
(b)	See below for information relating to the Company’s exit from the Cedar/RioCan joint venture.

On October 10, 2012, the Company concluded definitive agreements with RioCan Real Estate Investment Trust (“RioCan”) to exit the 20% Cedar / 80% RioCan joint venture that owns 22 retail properties. Pursuant to the agreements, the Company exchanged its 20% interest in the joint venture for (1) a 100% ownership interest in Franklin Village Plaza, located in Franklin, Massachusetts, at an agreed-upon value of approximately $75.1 million, including the assumption of related in-place mortgage financing of approximately $43.1 million, and (2) approximately $41.6 million in cash, which was initially used to reduce the outstanding balance under the Company’s Credit Facility. The Company continued to manage the properties acquired by RioCan subject to a management agreement which was terminated effective January 31, 2013.

On October 12, 2012, the Company concluded definitive agreements with Homburg Invest Inc. (“HII”) relating to the application of the buy/sell provisions of the joint venture agreements for each of the nine properties owned by the joint venture. Pursuant to the agreements, the Company acquired HII’s 80% ownership in Meadows Marketplace, located in Hershey, Pennsylvania, and Fieldstone Marketplace, located in New Bedford, Massachusetts, for approximately $27.3 million, including the assumption of related in-place mortgage financing of $21.8 million, giving the Company a 100% ownership interest in these two properties. In addition, the Company sold to HII its 20% ownership interest in the remaining seven joint venture properties for approximately $23.6 million, including the assumption of related in-place mortgage financing of $14.5 million. The Company’s property management agreements for the sold properties terminated upon the closing of the sale.

Impairment charges and other write-offs are summarized as follows:

	Years ended December 31,
	2012	2011	2010
Impairment charges—Ohio property loan and land parcels (2012), land parcels (2011) and properties transferred to Cedar/RioCan joint venture (2010) (a)	$5,779,000	$7,148,000	$2,493,000

Loss on exit from unconsolidated joint venture (b)	$—	$7,961,000	$—

Impairment charges, net—properties held for sale/conveyance (c)	$4,000	$88,458,000	$39,822,000

(a)	Included in operating income in the accompanying statements of operations.
(b)	Represents the write-off of an investment in an unconsolidated joint venture, and is included in non-operating income and expense in the accompanying statements of operations.
(c)	Included in discontinued operations in the accompanying statements of operations.

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

Results of Operations

Comparison of 2012 to 2011

			Change
	2012	2011	Dollars	Percent
Revenues	$140,583,000	$134,828,000	$5,755,000	4.3%
Property operating expenses	40,551,000	44,035,000	(3,484,000)	-7.9%

Property operating income	100,032,000	90,793,000	9,239,000	10.2%
General and administrative	(14,277,000)	(10,740,000)	(3,537,000)	32.9%
Management transition charges and employee termination costs	(1,172,000)	(6,875,000)	5,703,000	n/a
Impairment charges	(5,779,000)	(7,148,000)	1,369,000	n/a
Acquisition transaction costs and terminated projects	(116,000)	(1,436,000)	1,320,000	n/a
Depreciation and amortization	(44,540,000)	(43,105,000)	(1,435,000)	3.3%
Interest expense	(39,359,000)	(41,746,000)	2,387,000	-5.7%
Accelerated write-off of deferred financing costs	(2,607,000)	—	(2,607,000)	n/a
Interest income	191,000	349,000	(158,000)	-45.3%
Equity in income of unconsolidated joint ventures	1,481,000	1,671,000	(190,000)	-11.4%
Gain (loss) on exit from unconsolidated joint ventures	30,526,000	(7,961,000)	38,487,000	n/a
Gain on sales	997,000	130,000	867,000	n/a

Income (loss) from continuing operations	25,377,000	(26,068,000)	51,445,000
Discontinued operations:
Income from operations	3,963,000	5,128,000	(1,165,000)	-22.7%
Impairment charges, net	(4,000)	(88,458,000)	88,454,000	n/a
Gain on sales	4,679,000	884,000	3,795,000	n/a

Net income (loss)	34,015,000	(108,514,000)	142,529,000
Net income (loss) attributable to noncontrolling interests	4,309,000	(4,953,000)	9,262,000

Net income (loss) attributable to Cedar Realty Trust, Inc.	$29,706,000	$(103,561,000)	$133,267,000

Properties held in both periods. The Company held 65 properties (excluding properties “held for sale/conveyance”) throughout 2012 and 2011.

Revenues were higher primarily as a result of increases in (1) lease termination income ($3.0 million), (2) rental revenues and expense recoveries at properties acquired in the fourth quarter of 2012 and first quarter of 2011 ($1.8 million), and (3) rental revenues and expense recoveries at ground-up development properties ($1.7 million), offset by a decrease in expense recoveries at the Company’s other operating properties ($1.0 million), due to lower property operating expenses.

Property operating expenses were lower primarily as a result of decreases in (1) payroll and related benefits and costs ($1.9 million), (2) snow removal costs ($1.8 million), and (3) administrative costs ($0.6 million), offset by an increase in real estate taxes ($0.9 million).

General and administrative expenses were higher primarily as a result of (1) increases in payroll and related benefits and costs ($2.5 million), and (2) costs related to share-based compensation ($1.0 million).

Management transition charges and employee termination costs in 2012 reflect separation arrangements and terminations of employment agreements relating primarily to employee headcount reductions instituted in connection with recent property dispositions and the exit from the Cedar/RioCan joint venture. Such costs consist of (1) severance and benefits ($0.7 million), (2) accelerated vesting of share-based compensation grants ($0.4 million), and (3) other costs ($0.1 million). Management transition charges and employee termination costs in 2011 relate to the retirement of the Company’s then Chairman of the Board, Chief Executive Officer and President, and the end of the employment of the Company’s then Chief Financial Officer, and include (1) an aggregate of approximately $3.7 million in cash severance payments (including the cost of related payroll taxes and benefits), (2) the write off of all amounts related to the vesting of restricted share-based compensation grants (an aggregate of approximately $2.0 million), and (3) approximately $1.2 million of other non-recurring costs, primarily professional fees and expenses related to the hiring of a new President/Chief Executive Officer and Chief Financial Officer.

Impairment charges in 2012 relate to (1) the write-off of the Ohio property loan receivable ($4.4 million), and (2) certain land parcels treated as “held for sale/conveyance” ($1.3 million). Impairment charges in 2011 relate to certain land parcels treated as “held for sale/conveyance”.

Acquisition transaction costs and terminated projects in 2012 include costs incurred related to property acquisitions. Acquisition transaction costs and terminated projects in 2011 include (1) costs incurred related to a property acquisition, and (2) the termination of several redevelopment projects that the Company determined would not go forward.

Depreciation and amortization expenses were higher primarily as a result of (1) the acquisition of a property in October 2012 ($0.7 million), (2) improvements being placed in service at ground-up development and redevelopment properties ($0.7 million), and (3) the write-off of tenant improvements for a tenant who vacated during 2012 ($0.3 million), offset by the completion of scheduled depreciation and amortization. ($0.2 million)

Interest expense decreased primarily as a result of (1) lower amortization of deferred financing costs related to the new credit facility entered into during the first quarter of 2012 ($2.2 million), (2) a decrease in the overall outstanding principal balance of debt ($1.0 million), and (3) a decrease in the overall weighted average interest rate ($0.5 million), offset by a decrease in capitalized interest ($1.3 million).

Accelerated write-off of deferred financing costs in 2012 relates to the write-off of unamortized fees associated with the Company’s terminated stabilized property and development property credit facilities.

Equity in income of unconsolidated joint ventures was lower in 2012 as a result of lost revenues from the tenant at the then redevelopment joint venture in Philadelphia, Pennsylvania vacating the premises in April 2011 ($0.3 million), offset by an increase in operating results from the Cedar/RioCan joint venture through the date the Company concluded exit agreements, as more fully discussed elsewhere in this report ($0.1 million).

Gain (loss) on exit from unconsolidated joint ventures in 2012 relates to the exit from the Cedar/RioCan joint venture, as more fully discussed elsewhere in this report. Gain (loss) on exit from unconsolidated joint ventures in 2011 represents the write-off of an investment in an unconsolidated joint venture relating to the Company’s decision not to go forward with the development of two adjacent properties in Philadelphia, Pennsylvania. The impairment loss for the wholly-owned property is included in loss from discontinued operations.

Gain on sales in 2012 and 2011 relate principally to sales of land parcels treated as “held for sale/conveyance” as part of the Company’s 2011 business plan, as more fully discussed elsewhere in this report.

Discontinued operations for 2012 and 2011 include the results of operations, net impairment charges and gain on sales for certain properties sold or treated as “held for sale/conveyance”, as part of the Company’s 2011 business plan, as more fully discussed elsewhere in this report.

Comparison of 2011 to 2010

			Change
	2011	2010	Dollars	Percent
Revenues	$134,828,000	$130,998,000	$3,830,000	2.9%
Property operating expenses	44,035,000	41,599,000	2,436,000	5.9%

Property operating income	90,793,000	89,399,000	1,394,000	1.6%
General and administrative	(10,740,000)	(9,537,000)	(1,203,000)	12.6%
Management transition charges and employee termination costs	(6,875,000)	—	(6,875,000)	n/a
Impairment charges	(7,148,000)	(2,493,000)	(4,655,000)	n/a
Acquisition transaction costs and terminated projects	(1,436,000)	(3,958,000)	2,522,000	n/a
Depreciation and amortization	(43,105,000)	(34,735,000)	(8,370,000)	24.1%
Interest expense	(41,746,000)	(43,007,000)	1,261,000	-2.9%
Accelerated write-off of deferred financing costs	—	(2,552,000)	2,552,000	n/a
Interest income	349,000	21,000	328,000	1561.9%
Equity in income of unconsolidated joint ventures	1,671,000	484,000	1,187,000	245.2%
Loss on exit from unconsolidated joint venture	(7,961,000)	—	(7,961,000)	n/a
Gain on sales	130,000	—	130,000	n/a

(Loss) from continuing operations	(26,068,000)	(6,378,000)	(19,690,000)
Discontinued operations:
Income from operations	5,128,000	1,846,000	3,282,000	177.8%
Impairment charges	(88,458,000)	(39,822,000)	(48,636,000)	n/a
Gain on sales	884,000	170,000	714,000	n/a

Net (loss)	(108,514,000)	(44,184,000)	(64,330,000)
Net (loss) attributable to noncontrolling interests	(4,953,000)	(2,895,000)	(2,058,000)

Net (loss) attributable to Cedar Realty Trust, Inc.	$(103,561,000)	$(41,289,000)	$(62,272,000)

Properties held in both periods. The Company held 65 properties (excluding properties “held for sale/conveyance”) throughout 2011 and 2010.

Revenues were higher primarily as a result of increases in (1) revenues from a property acquired in 2011 ($5.9 million), (2) base rent and tenant recoveries at ground-up development properties ($1.3 million), (3) base rent and tenant recoveries at other operating properties ($1.2 million), and (4) base rent and tenant recoveries at redevelopment properties ($1.0 million), off-

set by decreases in (5) revenues from properties transferred to the Cedar/RioCan joint venture in 2010 ($3.3 million), (6) amortization of intangible lease liabilities ($1.2 million), (7) fees earned from unconsolidated joint ventures ($0.8 million), and (8) straight-line rents ($0.4 million).

Property operating expenses were higher primarily as a result of increases in (1) expenses at a property acquired in 2011 ($1.9 million), (2) payroll and related expenses ($0.7 million), (3) snow removal costs ($0.3 million), (4) real estate taxes ($0.2 million), and (5) other operating expenses ($0.2 million), off-set by decreases in (6) expenses at properties transferred to the Cedar/RioCan joint venture in 2010 ($0.8 million), and (7) the provision for doubtful accounts ($0.2 million).

General and administrative expenses were higher primarily as a result of increases in (1) payroll and payroll related expenses ($0.3 million), (2) a legal settlement received in the Company’s favor in 2010 in excess of a legal settlement received in the Company’s favor in 2011 ($0.5 million), (3) accounting and other professional fees ($0.2 million), (4) information technology costs ($0.2 million), (5) rent expense ($0.1 million), and (6) other costs ($0.2 million).

Management transition charges and employee termination costs in 2011 relate to the retirement of the Company’s then Chairman of the Board, Chief Executive Officer and President, and the end of the employment of the Company’s then Chief Financial Officer, and include (1) an aggregate of approximately $3.7 million in cash severance payments (including the cost of related payroll taxes and benefits), (2) the write off of all amounts related to the vesting of share-based compensation grants (an aggregate of approximately $2.0 million), and (3) approximately $1.2 million of other non-recurring costs, primarily professional fees and expenses related to the hiring of a new President/Chief Executive Officer and Chief Financial Officer.

Impairment charges for 2011 relate principally to certain land parcels treated as “held for sale”, as more fully discussed elsewhere in this report. Impairment charges for 2010 relate principally to certain of the properties initially transferred to the Cedar/RioCan joint venture.

Acquisition transaction costs and terminated projects were lower in 2011 primarily due to fees to the Company’s advisor accrued in 2010 related to Cedar/RioCan joint venture transactions.

Depreciation and amortization expenses increased primarily as a result of the change in use of a building, at a redevelopment project, which was scheduled to be demolished in 2012. Other factors contributing to the increase included (1) additional depreciation expense at ground-up and redevelopment properties as improvements have been placed into service, and (2) increases related to capital improvements at other operating properties.

Interest expense decreased primarily as a result of (1) lower amortization of deferred financing costs, principally related to the accelerated write-off of deferred financing costs in September 2010 ($1.4 million), (2) lower outstanding borrowings under the Company’s credit facilities ($1.1 million), and (3) higher capitalized interest ($0.3 million), off-set by (4) an increase in mortgage interest expense as a result of property acquisitions and property-specific financings ($1.5 million).

Accelerated write-off of deferred financing costs in 2010 resulted from the Company, at its option, reducing the commitments under the stabilized property credit facility from $285.0 million to $185.0 million.

Equity in income of unconsolidated joint ventures was higher in 2011 primarily as a result of an increase in operating results from the Cedar/RioCan joint venture, due principally to lower acquisition transaction costs in 2011 compared to those incurred in 2010, offset by nominal operating results in 2011 as compared with 2010 from the joint venture redevelopment property in Philadelphia (as more fully discussed elsewhere in this report).

Loss on exit from unconsolidated joint venture in 2011 represents the write-off of an investment in an unconsolidated joint venture relating to the Company’s decision not to go forward with the development of two adjacent properties in Philadelphia, Pennsylvania. The impairment loss for the wholly-owned property is included in loss from discontinued operations.

Discontinued operations for 2011 and 2010 include the results of operations, impairment charges and gain on sales for certain properties sold or treated as “held for sale/conveyance”, as more fully discussed elsewhere in this report.

Same-Property Net Operating Income

Same-property net operating income (“same-property NOI”) is a widely-used non-GAAP financial measure for REITs that the Company believes, when considered with financial statements prepared in accordance with GAAP, is useful to investors as it provides an indication of the recurring cash generated by the Company’s properties by excluding certain non-cash revenues and expenses, as well as other infrequent items such as lease termination income which tends to fluctuate more than rents from year to year. Properties are included in same-property NOI if they are owned and operated for the entirety of both periods being compared, except for properties undergoing significant redevelopment and expansion until such properties have stabilized, and properties classified as “held for sale/conveyance”. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from same-property NOI.

Same-property NOI should not be considered as an alternative to net income prepared in accordance with GAAP or as a measure of liquidity. Further, same-property NOI is a measure for which there is no standard industry definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs. The following table reconciles same-property NOI to the Company’s consolidated operating income.

	Years ended December 31,
	2012	2011
Consolidated operating income	$34,148,000	$21,489,000
Add:
General and administrative	14,277,000	10,740,000
Management transition charges and employee termination costs	1,172,000	6,875,000
Impairment charges	5,779,000	7,148,000
Acquisition transaction costs and terminated projects	116,000	1,436,000
Depreciation and amortization	44,540,000	43,105,000
Corporate costs included in property expenses	6,990,000	9,434,000
Less:
Management fee income	(2,754,000)	(2,755,000)
Straight-line rents	(986,000)	(1,199,000)
Amortization of intangible lease liabilities	(5,364,000)	(5,736,000)
Internal management fees charged to properties	(3,056,000)	(3,034,000)
Other (a)	(2,761,000)	—

Consolidated NOI	92,101,000	87,503,000
Less NOI related to properties not defined as same-property	(20,867,000)	(17,021,000)

Same-property NOI	$71,234,000	$70,482,000

Number of same properties	59
Same-property occupancy, end of period	93.6%	93.2%
Same-property average base rent, end of period	$11.28	$11.23

(a)	Primarily lease termination income.

Same-property NOI for 2012 increased approximately 1.1% over 2011 as a result, principally, of (1) a 40 bps increase in occupancy, and (2) a modest increase in average base rent at the properties. The comparative results were negatively impacted by replacing the dark anchor at Oakland Commons, located in Bristol, Connecticut. By excluding the down time impact prior to Wal-Mart taking possession of the space, same-property NOI would have increased to 1.8%.

Leasing Activity

The following is a summary of the Company’s leasing activity during the year ended December 31, 2012 for the consolidated portfolio:

						Tenant
	Leases		New rent	Prior rent	Cash basis	improvement
	signed	GLA	per sq.ft. ($)	per sq.ft. ($)	% change	per sq.ft. ($) (a)
Renewals	111	486,000	13.14	12.20	7.7%	0.00
New Leases	48	229,000	14.48	n/a	n/a	9.23

Total (b)	159	715,000	13.57	n/a	n/a	2.95

(a)	Includes tenant allowance and landlord work. Excludes first generation space.
(b)	For 2012, combined legal fees and lease commissions averaged $2.49 per square foot.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common dividend distributions and distributions to minority interest partners, if made, primarily from its operations. The Company may also use its revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, remaining development costs, capital improvements, joint venture contributions, and maturing debt initially with its credit facility, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and the sale of properties. Although the Company believes it has access to secured financing, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, or proceeds from the refinancing of existing debt.

Debt is comprised of the following at December 31, 2012:

		Interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages (a)	$544,799,000	5.6%	3.1% - 7.5%
Variable-rate mortgage	60,417,000	3.0%

Total property-specific mortgages	605,216,000	5.3%
Corporate Credit Facility:
Revolving facility	81,000,000	2.8%
Term loan	75,000,000	2.8%

	$761,216,000	4.8%

(a)	At December 31, 2012, the Company had approximately $31.4 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.5% per annum.

As noted above, in January 2012, the Company entered into a new $300 million Credit Facility, comprised of a four-year $75 million term loan and a three-year $225 million revolving credit facility, subject to collateral in place. Subject to customary conditions, the term loan and the revolving credit facility may both be extended for one additional year at the Company’s option. Under an accordion feature, the Credit Facility can be increased to $500 million, subject to customary conditions, collateral in place and lending commitments from participating banks. The Credit Facility contains financial covenants including, but not limited to, maximum debt leverage, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the Credit Facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Credit Facility is available to fund acquisitions, redevelopment and remaining development activities, capital expenditures, mortgage repayments, dividend distributions, working capital and other general corporate purposes. Borrowings under the Credit Facility are priced at LIBOR plus 250 bps (a weighted-average of 2.8% per annum at December 31, 2012) and can range from LIBOR plus 200 to 300 bps based on the Company’s leverage ratio. As of December 31, 2012, the Company has $81.0 million outstanding under the revolving credit portion of the Credit Facility, and had $81.8 million available for additional borrowings as of that date.

Property-specific mortgage loans payable at December 31, 2012 consisted of fixed-rate notes totaling $544.8 million, with a weighted average interest rate of 5.6%, and a LIBOR-based variable-rate note totaling $60.4 million, with an effective interest rate of 3.0% per annum at that date. For 2013, the Company has approximately $4.4 million of scheduled debt principal amortization payments and $114.6 million of scheduled balloon payments.

Total mortgage loans payable and secured credit facilities have an overall weighted average interest rate of 4.8% and mature at various dates through 2029. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

In February 2013, the Company concluded a public offering of 2.3 million shares of its Series B Preferred Stock (including 0.3 million shares relating to the exercise by the underwriters of their over-allotment option) and realized net proceeds, after offering expenses, of approximately $54.7 million. At the same time, the Company announced that it would redeem all the remaining 1.4 million shares of its Series A Preferred Stock, requiring a total cash outlay of approximately $35.4 million.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid dividends totaling $0.20 per share during 2012, reduced from $0.36 per share during 2011. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Contractual obligations and commercial commitments

The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at December 31, 2012:

	Maturity Date
	2013	2014	2015	2016	2017	Thereafter	Total
Debt: (a)
Mortgage loans payable (b)	$119,050,000	$107,786,000	$73,766,000	$139,939,000	$63,384,000	$101,291,000	$605,216,000
Credit Facility (c)	—	—	81,000,000	75,000,000	—	—	156,000,000
Interest payments (d)	34,032,000	27,668,000	20,641,000	14,619,000	5,620,000	20,379,000	122,959,000
Operating lease obligations	1,501,000	1,515,000	1,530,000	1,539,000	1,057,000	10,020,000	17,162,000

Total	$154,583,000	$136,969,000	$176,937,000	$231,097,000	$70,061,000	$131,690,000	$901,337,000

(a)	Does not include approximately $23.3 million applicable to discontinued operations (See Note 4 of notes to Consolidated Financial Statements).
(b)	Mortgage loans payable for 2013 includes $59.7 million applicable to property-specific financing which is subject to a one-year extension option.
(c)	The revolving facility and the term loan are each subject to a one-year extension option.
(d)	Represents interest payments expected to be incurred on the Company’s consolidated debt obligations as of December 31, 2012, including capitalized interest.

For variable-rate debt, the rate in effect at December 31, 2012 is assumed to remain in effect until the maturities of the respective obligations.

Net Cash Flows

	2012	2011	2010
Cash flows provided by (used in):
Operating activities	$50,588,000	$39,246,000	$41,702,000
Investing activities	$50,114,000	$(64,241,000)	$(29,834,000)
Financing activities	$(105,250,000)	$22,899,000	$(14,866,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities was $53.6 million, $48.0 million and $49.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. The amounts for 2012 include $3.0 million of lease termination income and $0.6 million for management transition charges and employee termination costs. The amounts for 2011 include $4.5 million for management transition charges and employee termination costs. The net changes in operating assets and liabilities (($3.1) million in 2012, ($8.7) million in 2011, and ($8.1) million in 2010) were primarily the result of collections of receivables and the timing of payments of accounts payable and accrued liabilities.

Investing Activities

During 2012, the Company had net proceeds from the exit from the Cedar/RioCan unconsolidated joint venture ($41.6 million), proceeds from sales of properties treated as discontinued operations ($34.9 million), distributions of capital from the Cedar/RioCan joint venture ($2.8 million), and a decrease in constructions escrows and other ($2.4 million), offset by expenditures for property improvements ($31.5 million). During 2011, the Company acquired a grocery-anchored shopping center and incurred expenditures for property improvements (an aggregate of $92.2 million), had an increase in construction escrows and other ($6.2 million) and made investments in the Cedar/RioCan joint venture ($4.3 million), offset by proceeds from sales of properties treated as discontinued operations ($30.6 million), net proceeds relating to the properties transferred to the Cedar/RioCan joint venture ($3.5 million) and distribution of capital from the Cedar/RioCan joint venture ($4.3 million). During 2010, the Company made investments in the Cedar/RioCan joint venture ($51.4 million), acquired a single-tenant office property and incurred expenditures for property improvements (an aggregate of $30.2 million), and had an increase in construction escrows and other ($3.4 million), offset by proceeds from the transfers of five properties to the Cedar/RioCan joint venture ($31.0 million), distributions of capital from the Cedar/RioCan joint venture ($21.5 million), and the sales of properties treated as discontinued operations ($2.7 million).

Financing Activities

During 2012, the Company had redemptions and repurchases of the 8.875% Series A cumulative Redeemable Preferred Stock ($124.9 million), repayments of mortgage obligations ($79.6 million), preferred and common stock distributions ($29.2 million), net repayments under its credit facilities ($10.3 million), the purchase of joint venture minority interests share ($6.1 million), the payment of debt financing costs ($4.9 million) and distributions to noncontrolling interests (minority interest and limited partners—$4.3 million), offset by net proceeds from the sale of the 7.25% Series B Cumulative Redeemable Preferred Stock ($124.4 million) and proceeds from mortgage financings ($30.0 million). During 2011, the Company received proceeds from mortgage refinancings ($45.8 million), net advances from its revolving credit facilities ($33.7 million), proceeds from the sale of common stock ($4.3 million), and had a contribution from a consolidated joint venture minority interest ($0.3 million), offset by preferred and common stock distributions ($38.9 million), repayment of mortgage obligations ($17.4 million), distributions to noncontrolling interest (minority interest and limited partners—$3.8 million), and the payment of debt financing costs ($1.1 million). During 2010, the Company had net repayments to its revolving credit facilities ($125.1 million), preferred and common stock distributions ($31.9 million), repayment of mortgage obligations ($20.9 million), termination payments relating to interest rate swaps ($5.5 million), distributions paid to noncontrolling interests (minority interest and limited partners—$4.2 million), redemptions of OP Units ($3.4 million), and the payment of debt financing costs ($2.0 million), offset by the proceeds from sales of preferred and common stock ($141.2 million), the proceeds of mortgage financings ($27.0 million), and the proceeds from the exercise of the RioCan warrant ($10.0 million).

Funds From Operations

Funds From Operations “FFO” is a widely-recognized non-GAAP financial measure for REITs that the Company believes, when considered with financial statements prepared in accordance with GAAP, is useful to investors in understanding financial performance and providing a relevant basis for comparison among REITs. In addition, FFO is useful to investors as it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than do other depreciable assets. Investors should review FFO, along with GAAP net income, when trying to understand a REIT’s operating performance. The Company considers FFO an important supplemental measure of its operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs.

The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding impairment charges, gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for 2012, 2011 and 2010:

	2012	2011	2010
Net income (loss) attributable to common shareholders	$9,889,000	$(117,761,000)	$(51,485,000)
Add (deduct):
Real estate depreciation and amortization	44,335,000	48,156,000	46,279,000
Limited partners’ interest	(26,000)	(2,446,000)	(1,282,000)
Impairment charges, net	5,783,000	95,606,000	42,315,000
(Gain) loss on exit from unconsolidated joint ventures	(30,526,000)	7,961,000	—
(Gain) on sales	(5,676,000)	(884,000)	(170,000)
Consolidated minority interests:
Share of income	4,335,000	(2,507,000)	(1,613,000)
Share of FFO	(4,562,000)	(5,918,000)	(6,846,000)
Unconsolidated joint ventures:
Share of income	(1,481,000)	(1,671,000)	(484,000)
Share of FFO	4,646,000	5,984,000	2,796,000

FFO	$26,717,000	$26,520,000	$29,510,000

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

The Company is exposed to interest rate changes primarily through (1) the variable-rate credit facilities used to maintain liquidity, fund capital expenditures and ground-up development/redevelopment activities, and expand its real estate investment portfolio, (2) property-specific variable-rate construction financing, and (3) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At December 31, 2012, the Company had approximately $31.4 million of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.5% per annum. At that date, the Company had accrued liabilities of $1.6 million (included in accounts payable and accrued liabilities on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to these mortgage loans payable.

At December 31, 2012, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (including the Company’s variable-rate Credit Facility). The average interest rate on the $544.8 million of fixed-rate indebtedness outstanding was 5.6%, with maturities at various dates through 2029. The average interest rate on the $216.4 million of variable-rate debt (including $156.0 million in advances under the Company’s Credit Facility) was 2.9%. The $81.0 million revolving credit segment of the new facility matures in January 2015, and the $75.0 million term loan segment matures in January 2016, each subject to a one-year extension option. With respect to the $216.4 million of variable-rate debt outstanding at December 31, 2012, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $2.2 million per annum.

Item 8. Financial Statements and Supplementary Data

All other schedules have been omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Realty Trust, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cedar Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

March 7, 2013

CEDAR REALTY TRUST, INC.

Consolidated Balance Sheets

	December 31,
	2012	2011
Assets
Real estate:
Land	$282,383,000	$268,182,000
Buildings and improvements	1,178,111,000	1,095,754,000

	1,460,494,000	1,363,936,000
Less accumulated depreciation	(237,751,000)	(196,661,000)

Real estate, net	1,222,743,000	1,167,275,000
Real estate held for sale/conveyance	77,793,000	211,679,000
Investment in unconsolidated joint venture	—	44,743,000
Cash and cash equivalents	7,522,000	12,070,000
Restricted cash	13,752,000	14,707,000
Receivables	18,289,000	25,660,000
Other assets	7,310,000	12,358,000
Other assets—real estate held for sale/conveyance	—	2,299,000
Deferred charges, net	22,494,000	21,372,000

Total assets	$1,369,903,000	$1,512,163,000

Liabilities and equity
Mortgage loans payable	$605,216,000	$586,743,000
Mortgage loans payable—real estate held for sale/conveyance	23,258,000	124,888,000
Secured credit facilities	156,000,000	166,317,000
Accounts payable and accrued liabilities	28,179,000	32,404,000
Unamortized intangible lease liabilities	30,508,000	35,017,000
Unamortized intangible lease liabilities—real estate held for sale/conveyance	4,992,000	6,406,000

Total liabilities	848,153,000	951,775,000

Noncontrolling interest—limited partners’ mezzanine OP Units	623,000	4,616,000
Commitments and contingencies	—	—
Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series A ($25.00 per share liquidation value, 1,410,000 and 6,400,000, shares authorized, respectively, 1,408,000 and 6,400,000 shares, issued and outstanding, respectively)	34,882,000	158,575,000
Series B ($25.00 per share liquidation value, 7,500,000 and 0 shares authorized, respectively, 5,429,000 and 0 shares, issued and, outstanding, respectively)	128,787,000	—
Common stock ($.06 par value, 150,000,000 shares authorized, 71,817,000 and 67,928,000 shares, issued and outstanding, respectively)	4,309,000	4,076,000
Treasury stock (3,822,000 and 1,313,000 shares, respectively, at cost)	(21,702,000)	(10,528,000)
Additional paid-in capital	748,194,000	718,974,000
Cumulative distributions in excess of net income	(378,254,000)	(373,741,000)
Accumulated other comprehensive loss	(2,560,000)	(3,513,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	513,656,000	493,843,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	6,081,000	56,511,000
Limited partners’ OP Units	1,390,000	5,418,000

Total noncontrolling interests	7,471,000	61,929,000

Total equity	521,127,000	555,772,000

Total liabilities and equity	$1,369,903,000	$1,512,163,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2012	2011	2010
Revenues:
Rents	$108,260,000	$105,008,000	$101,624,000
Expense recoveries	26,302,000	26,810,000	25,588,000
Other	6,021,000	3,010,000	3,786,000

Total revenues	140,583,000	134,828,000	130,998,000

Expenses:
Operating, maintenance and management	23,037,000	27,457,000	25,499,000
Real estate and other property-related taxes	17,514,000	16,578,000	16,100,000
General and administrative	14,277,000	10,740,000	9,537,000
Management transition charges and employee termination costs	1,172,000	6,875,000	—
Impairment charges	5,779,000	7,148,000	2,493,000
Acquisition transaction costs and terminated projects	116,000	1,436,000	3,958,000
Depreciation and amortization	44,540,000	43,105,000	34,735,000

Total expenses	106,435,000	113,339,000	92,322,000

Operating income	34,148,000	21,489,000	38,676,000
Non-operating income and expense:
Interest expense	(39,359,000)	(41,746,000)	(43,007,000)
Accelerated write-off of deferred financing costs	(2,607,000)	—	(2,552,000)
Interest income	191,000	349,000	21,000
Equity in income of unconsolidated joint ventures	1,481,000	1,671,000	484,000
Gain (loss) on exit from unconsolidated joint ventures	30,526,000	(7,961,000)	—
Gain on sales	997,000	130,000	—

Total non-operating income and expense	(8,771,000)	(47,557,000)	(45,054,000)

Income (loss) from continuing operations	25,377,000	(26,068,000)	(6,378,000)
Discontinued operations:
Income from operations	3,963,000	5,128,000	1,846,000
Impairment charges, net	(4,000)	(88,458,000)	(39,822,000)
Gain on sales	4,679,000	884,000	170,000

Total discontinued operations	8,638,000	(82,446,000)	(37,806,000)

Net income (loss)	34,015,000	(108,514,000)	(44,184,000)
Less, net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(4,335,000)	2,507,000	1,613,000
Limited partners’ interest in Operating Partnership	26,000	2,446,000	1,282,000

Total net (income) loss attributable to noncontrolling interests	(4,309,000)	4,953,000	2,895,000

Net income (loss) attributable to Cedar Realty Trust, Inc.	29,706,000	(103,561,000)	(41,289,000)
Preferred stock dividends	(14,819,000)	(14,200,000)	(10,196,000)
Preferred stock redemption costs	(4,998,000)	—	—

Net income (loss) attributable to common shareholders	$9,889,000	$(117,761,000)	$(51,485,000)

Per common share attributable to common shareholders (basic and diluted):
Continuing operations	$0.07	$(0.61)	$(0.24)
Discontinued operations	0.06	(1.18)	(0.57)

	$0.13	$(1.79)	$(0.81)

Amounts attributable to Cedar Realty Trust, Inc. common shareholders, net of noncontrolling interests:
Income (loss) from continuing operations	$5,935,000	$(39,348,000)	$(15,623,000)
Income (loss) from discontinued operations	3,954,000	(78,413,000)	(35,862,000)

Net income (loss)	$9,889,000	$(117,761,000)	$(51,485,000)

Weighted average number of common shares—basic and diluted	68,017,000	66,387,000	63,843,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2012	2011	2010
Net income (loss)	$34,015,000	$(108,514,000)	$(44,184,000)

Other comprehensive income (loss):
Unrealized gain (loss) on change in fair value of cash flow hedges:
Consolidated	836,000	3,000	(454,000)
Unconsolidated	118,000	(118,000)	—

Other comprehensive income (loss)	954,000	(115,000)	(454,000)

Comprehensive income (loss)	34,969,000	(108,629,000)	(44,638,000)
Comprehensive (income)/loss attributable to noncontrolling interests	(4,309,000)	4,961,000	2,935,000

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$30,660,000	$(103,668,000)	$(41,703,000)

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Years ended December 31, 2012, 2011 and 2010

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
	Shares	$25.00 Liquidation value	Shares	$0.06 Par value	Treasury stock, at cost	Additional paid-in capital	distributions in excess of net income	other comprehensive (loss)	Total
Balance, December 31, 2009	3,550,000	$88,750,000	52,139,000	$3,128,000	$(9,688,000)	$621,299,000	$(162,041,000)	$(2,992,000)	$538,456,000
Net (loss)	—	—	—	—	—	—	(41,289,000)	—	(41,289,000)
Unrealized loss on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(414,000)	(414,000)
Share-based compensation, net	—	—	436,000	27,000	(679,000)	3,604,000	—	—	2,952,000
Net proceeds from the sale of preferred and common stock	2,850,000	69,825,000	12,455,000	747,000	—	77,433,000	—	—	148,005,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	1,451,000	87,000	—	8,144,000	—	—	8,231,000
Preferred distribution requirements	—	—	—	—	—	—	(10,196,000)	—	(10,196,000)
Distributions to common shareholders/ noncontrolling interest	—	—	—	—	—	—	(17,749,000)	—	(17,749,000)
Conversion of OP Units into common stock	—	—	39,000	2,000	—	401,000	—	—	403,000
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	1,667,000	—	—	1,667,000

Balance, December 31, 2010	6,400,000	158,575,000	66,520,000	3,991,000	(10,367,000)	712,548,000	(231,275,000)	(3,406,000)	630,066,000
Net (loss)	—	—	—	—	—	—	(103,561,000)	—	(103,561,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	11,000	11,000
Unrealized loss on change in fair value of cash flow hedge—unconsolidated joint venture	—	—	—	—	—	—	—	(118,000)	(118,000)
Share-based compensation, net	—	—	676,000	41,000	(161,000)	1,753,000	—	—	1,633,000
Net proceeds from the sale of common stock	—	—	39,000	2,000	—	223,000	—	—	225,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	693,000	42,000	—	4,038,000	—	—	4,080,000
Preferred distribution requirements	—	—	—	—	—	—	(14,200,000)	—	(14,200,000)
Distributions to common shareholders/ noncontrolling interest	—	—	—	—	—	—	(24,705,000)	—	(24,705,000)
Contribution from minority interest partners	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	412,000	—	—	412,000

Balance, December 31, 2011	6,400,000	158,575,000	67,928,000	4,076,000	(10,528,000)	718,974,000	(373,741,000)	(3,513,000)	493,843,000
Net income (loss)	—	—	—	—	—	—	29,706,000	—	29,706,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	835,000	835,000
Unrealized gain on change in fair value of cash flow hedge—unconsolidated joint venture	—	—	—	—	—	—	—	118,000	118,000
Share-based compensation, net	—	—	2,754,000	165,000	(11,174,000)	14,631,000	—	—	3,622,000
Net proceeds from sales of Series B shares	5,429,000	128,787,000	—	—	—	(4,417,000)	—	—	124,370,000
Redemptions/repurchases of Series A shares	(4,992,000)	(123,693,000)	—	—	—	3,754,000	(4,998,000)	—	(124,937,000)
Common stock sales and issuance expenses, net	—	—	1,000	—	—	(172,000)	—	—	(172,000)
Preferred stock dividends	—	—	—	—	—	—	(14,819,000)	—	(14,819,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(14,402,000)	—	(14,402,000)
Conversions of OP Units into common stock	—	—	1,134,000	68,000	—	7,827,000	—	—	7,895,000
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	2,000	—	—	2,000
Acquisition of noncontrolling interest	—	—	—	—	—	7,595,000	—	—	7,595,000
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	—

Balance, December 31, 2012	6,837,000	$163,669,000	71,817,000	$4,309,000	$(21,702,000)	$748,194,000	$(378,254,000)	$(2,560,000)	$513,656,000

CEDAR REALTY TRUST, INC.

Consolidated Statements of Equity

Years ended December 31, 2012, 2011 and 2010

(continued)

	Noncontrolling Interests
	Minority interests in consolidated joint ventures	Limited partners’ OP Units	Total	Total equity
Balance, December 31, 2009	$67,229,000	$8,079,000	$75,308,000	$613,764,000
Net (loss)	(1,613,000)	(642,000)	(2,255,000)	(43,544,000)
Unrealized loss on change in fair value of cash flow hedges	—	(22,000)	(22,000)	(436,000)
Share-based compensation, net	—	—	—	2,952,000
Net proceeds from the sale of preferred and common stock	—	—	—	148,005,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	—	8,231,000
Preferred distribution requirements	—	—	—	(10,196,000)
Distributions to common shareholders/ noncontrolling interest	(3,566,000)	(209,000)	(3,775,000)	(21,524,000)
Conversion of OP Units into common stock	—	(194,000)	(194,000)	209,000
Reallocation adjustment of limited partners’ interest	—	(657,000)	(657,000)	1,010,000

Balance, December 31, 2010	62,050,000	6,355,000	68,405,000	698,471,000
Net (loss)	(2,507,000)	(1,320,000)	(3,827,000)	(107,388,000)
Unrealized gain on change in fair value of cash flow hedges	—	(5,000)	(5,000)	6,000
Unrealized loss on change in fair value of cash flow hedge—unconsolidated joint venture	—	—	—	(118,000)
Share-based compensation, net	—	—	—	1,633,000
Net proceeds from the sale of common stock	—	—	—	225,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	—	4,080,000
Preferred distribution requirements	—	—	—	(14,200,000)
Distributions to common shareholders/ noncontrolling interest	(3,301,000)	(276,000)	(3,577,000)	(28,282,000)
Contribution from minority interest partners	269,000	—	269,000	269,000
Reallocation adjustment of limited partners’ interest	—	664,000	664,000	1,076,000

Balance, December 31, 2011	56,511,000	5,418,000	61,929,000	555,772,000
Net income (loss)	4,335,000	(35,000)	4,300,000	34,006,000
Unrealized gain on change in fair value of cash flow hedges	—	1,000	1,000	836,000
Unrealized gain on change in fair value of cash flow hedge—unconsolidated joint venture	—	—	—	118,000
Share-based compensation, net	—	—	—	3,622,000
Net proceeds from sales of Series B shares	—	—	—	124,370,000
Redemptions/repurchases of Series A shares	—	—	—	(124,937,000)
Common stock sales and issuance expenses, net	—	—	—	(172,000)
Preferred stock dividends	—	—	—	(14,819,000)
Distributions to common shareholders/ noncontrolling interests	(4,182,000)	(74,000)	(4,256,000)	(18,658,000)
Conversions of OP Units into common stock	—	(3,998,000)	(3,998,000)	3,897,000
Reallocation adjustment of limited partners’ interest	—	78,000	78,000	80,000
Acquisition of noncontrolling interest	(13,743,000)	—	(13,743,000)	(6,148,000)
Disposition of noncontrolling interest	(36,840,000)	—	(36,840,000)	(36,840,000)

Balance, December 31, 2012	$6,081,000	$1,390,000	$7,471,000	$521,127,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statements of Cash Flows

	Years ended December 31,
	2012	2011	2010
Cash flow from operating activities:
Net income (loss)	$34,015,000	$(108,514,000)	$(44,184,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(1,481,000)	(1,671,000)	(484,000)
Distributions from unconsolidated joint ventures	1,481,000	1,399,000	819,000
Acquisition transaction costs and terminated projects	116,000	1,436,000	1,302,000
Impairment charges, net	5,783,000	95,606,000	42,020,000
Gain on sales	(5,676,000)	(1,014,000)	(170,000)
Gain (loss) on exit from unconsolidated joint ventures	(30,526,000)	7,961,000	—
Straight-line rents	(997,000)	(1,611,000)	(1,854,000)
Provision for doubtful accounts	2,826,000	3,270,000	3,952,000
Depreciation and amortization	44,674,000	48,606,000	46,464,000
Amortization of intangible lease liabilities	(5,364,000)	(6,524,000)	(9,154,000)
Expense and market price adjustments relating to share-based compensation	3,913,000	4,890,000	2,979,000
Amortization (including accelerated write-off) of deferred financing costs	4,875,000	4,138,000	8,109,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(307,000)	(3,374,000)	(4,561,000)
Prepaid expenses and other	(437,000)	(2,774,000)	(2,029,000)
Accounts payable and accrued liabilities	(2,307,000)	(2,578,000)	(1,507,000)

Net cash provided by operating activities	50,588,000	39,246,000	41,702,000

Cash flow from investing activities:
Acquisition of real estate	—	(51,512,000)	(13,375,000)
Expenditures for real estate improvements	(31,497,000)	(40,640,000)	(16,780,000)
Net proceeds from sales of real estate	34,858,000	30,586,000	2,661,000
Net proceeds from exit from unconsolidated joint venture	41,551,000	—	—
Net proceeds from transfers to unconsolidated joint venture	—	3,545,000	31,013,000
Investments in and advances to unconsolidated joint ventures	—	(4,300,000)	(51,441,000)
Distributions of capital from unconsolidated joint ventures	2,846,000	4,315,000	21,502,000
Construction escrows and other	2,356,000	(6,235,000)	(3,414,000)

Net cash provided by (used in) investing activities	50,114,000	(64,241,000)	(29,834,000)

Cash flow from financing activities:
Net (repayments)/advances from revolving credit facilities	(10,317,000)	33,720,000	(125,088,000)
Proceeds from mortgage financings	30,000,000	45,791,000	26,984,000
Mortgage repayments	(79,637,000)	(17,404,000)	(20,944,000)
Payments of debt financing costs	(4,944,000)	(1,068,000)	(2,025,000)
Termination payment related to interest rate swaps	—	—	(5,476,000)
Noncontrolling interests:
Purchase of joint venture minority interests share	(6,148,000)	—	—
Contributions from consolidated joint venture minority interests	—	269,000	—
Distributions to consolidated joint venture minority interests	(4,182,000)	(3,301,000)	(3,566,000)
Redemptions of Operating Partnership Units	—	—	(3,443,000)
Distributions to limited partners	(99,000)	(508,000)	(654,000)
Net proceeds from sales of preferred stock	124,370,000	—	—
Redemptions/repurchases of preferred stock	(124,937,000)	—	—
Net proceeds from sales of common stock	(172,000)	4,305,000	141,248,000
Exercise of warrant	—	—	10,000,000
Preferred stock dividends	(14,782,000)	(14,200,000)	(9,457,000)
Distributions to common shareholders	(14,402,000)	(24,705,000)	(22,445,000)

Net cash (used in) provided by financing activities	(105,250,000)	22,899,000	(14,866,000)

Net (decrease) in cash and cash equivalents	(4,548,000)	(2,096,000)	(2,998,000)
Cash and cash equivalents at beginning of year	12,070,000	14,166,000	17,164,000

Cash and cash equivalents at end of year	$7,522,000	$12,070,000	$14,166,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At December 31, 2012, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”).

During 2011, the Company determined (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the region that straddles the Washington DC to Boston corridor, (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties, (3) to focus on improving operations and performance at the Company’s remaining properties, and (4) to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets.

On October 10, 2012, the Company concluded definitive agreements with RioCan Real Estate Investment Trust (“RioCan”) to exit the 20% Cedar / 80% RioCan joint venture that owned 22 retail properties. See Note 5 – “Investment in Cedar/RioCan Joint Venture” for additional information relating to this transaction. On October 12, 2012, the Company concluded definitive agreements with Homburg Invest Inc. (“HII”) relating to the application of the buy/sell provisions of the joint venture agreements for each of the nine properties owned by the joint venture. See Note 4 – “Properties Held For Sale and Related Transactions” for additional information relating to this transaction.

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2012, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at December 31, 2012) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 281,000 OP Units outstanding at December 31, 2012 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities (“VIEs”) for which it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group, the holders of the equity investment at risk (a) lack the power through voting or similar rights to make decisions about the entity’s activities that significantly impact the entity’s performance, (b) have no obligation to absorb the expected losses of the entity, or (c) have no right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE has (1) the power to direct the activities that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Significant judgments related to these determinations include estimates about the current and future fair values, performance of real estate held by these VIEs, and general market conditions.

The Company’s has three 60%-owned joint ventures originally formed to develop the projects known as Upland Square, Heritage Crossings and Crossroads II. These joint ventures are consolidated as they are deemed to be VIEs and the Company is the primary beneficiary. In each case, (1) the Company guarantees all related debt, (2) the Company’s partners are not required to fund additional capital requirements, (3) the Company has an economic interest greater than its voting proportion, and (4) the Company participates in the management activities that significantly impact the performance of these joint ventures. As a result of these and other factors, the Company includes 100% of these joint ventures’ results of operations in net income (loss) attributable to common shareholders. At December 31, 2012, these VIEs owned real estate with a carrying value of $141.3 million, one of the VIEs had a property-specific mortgage loan payable aggregating $60.4 million, and the real estate owned by another VIE partially collateralized the Credit Facility to the extent of $18.9 million. Heritage Crossings is treated as “held for sale/conveyance” at December 31, 2012 (see Note 4 – “Properties Held For Sale and Related Transactions”).

With respect to its two other consolidated joint venture properties, the Company is the general partner and has a partnership interest of 40% in each. As (1) such entities are not VIEs, and (2) the Company is the sole general partner and exercises substantial operating control over these entities, the Company has determined that such entities should be consolidated for financial

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

statement purposes. Current accounting guidance provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or similar entity in which it owns a minority interest.

With respect to its 20% interest in the Cedar/RioCan unconsolidated joint venture (see Note 1 – “Business and Organization”), formed in October 2009 for the acquisition of seven shopping center properties owned by the Company, all the properties had been transferred to the joint venture by May 2010. Although the Company provided management and other services, RioCan had significant management participation rights. The Company had determined that this joint venture was not a VIE and, accordingly, the Company accounted for its investment in this joint venture under the equity method. The accounting treatment presentation on the accompanying consolidated statements of operations for 2010 reflects the results of the properties’ operations through the respective dates of transfer in current operations and, prospectively following their transfer to the joint venture, as “equity in income of unconsolidated joint ventures”. Accordingly, revenues for 2010 include $3.3 million applicable to the periods prior to the dates of transfer.

With respect to its interest in the Homburg joint venture properties (See Note 4 – “Properties Held For Sale and Related Transactions”), the Company was the general partner and had partnership interests of 20% in each of the venture’s nine properties. As (1) such entities are not VIEs, and (2) the Company was the sole general partner and exercised substantial operating control over these entities, the Company had determined that such entities should be consolidated for financial statement purposes.

Until June 2011, the Company had an approximate 85% limited partner’s interest in an unconsolidated joint venture (increased in the second quarter of 2011 from approximately 76% for a payment of $745,000) which owned a single-tenant property in Philadelphia, Pennsylvania. The Company had determined that this joint venture was not a VIE. As the Company had no control over the entity, did not provide any management or other services to the entity, and had no substantial participating or “kick out” rights, the Company had accounted for its investment in this joint venture under the equity method. In exchange for a payment by the Company of $838,000 to its joint venture partners, the Company (1) obtained appropriate releases, (2) assigned its limited partnership interest to other partners of the joint venture, and (3) wrote off its investment in the joint venture (as more fully discussed in Note 4 – “Properties Held For Sale and Related Transactions”).

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

December 31, 2012

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

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years. Depreciation expense amounted to $41.2 million, $39.9 million and $32.1 million for 2012, 2011 and 2010, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include a consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above-market leases are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of below-market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of the leases associated with below-market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time.

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

Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement. The Company believes these criteria were met for all real estate sold during 2012, 2011 and 2010.

In 2012, 2011, and 2010, the Company included in acquisition transaction costs and terminated projects (1) $0.1 million, $0.9 million and $0, respectively, related to properties the Company acquired, and (2) costs incurred for potential development projects of $0, $0.5 million and $1.3 million, respectively, that the Company determined would not go forward.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

During 2010, the Company incurred fees to its investment advisor of $2.7 million related to the Cedar/RioCan joint venture, which is included in acquisition transaction costs and terminated projects.

Cash and Cash Equivalents / Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days, and include cash at consolidated joint ventures of $1.6 million and $7.7 million at December 31, 2012 and 2011, respectively.

The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established.

Fair Value Measurements

The accounting guidance for fair value measurement establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

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

Revenue Recognition and Receivables

Management has determined that all of the Company’s leases with its various tenants are operating leases. Rental income with scheduled rent increases is recognized using the straight-line method over the respective non-cancelable terms of the leases. The aggregate excess of rental revenue recognized on a straight-line basis over the contractual base rents is included in receivables on the consolidated balance sheet. Leases also generally contain provisions under which the tenants reimburse the Company for a portion of property operating expenses and real

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

estate taxes incurred, generally attributable to their respective allocable portions of gross leasable area. Such income is recognized in the periods earned. In addition, a limited number of operating leases contain contingent rent provisions under which tenants are required to pay, as additional rent, a percentage of their sales in excess of a specified amount. The Company defers recognition of contingent rental income until those specified sales targets are met. Revenues also include items such as lease termination fees, which tend to fluctuate more than rents from year to year. Termination fees are fees that the Company has agreed to accept in consideration for permitting certain tenants to terminate their lease prior to the contractual expiration. The Company recognizes lease termination income when the following conditions are met: (1) the lease termination agreement has been executed, (2) the lease termination fee is determinable, (3) all the Company’s landlord services pursuant to the terminated lease have been rendered, and (4) collectability of the lease termination fee is assured.

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $5.4 million and $5.8 million at December 31, 2012 and 2011, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $1.9 million, $1.9 million and $2.1 million in 2012, 2011 and 2010, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of December 30, 2012, the Company was in compliance with all REIT requirements.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

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

Noncontrolling Interest—Limited Partners’ Mezzanine OP Units

The Company follows the accounting guidance related to noncontrolling interests in consolidated financial statements, which clarifies that a noncontrolling interest in a subsidiary (minority interests or certain limited partners’ interest, in the case of the Company), subject to the classification and measurement of redeemable securities, is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. The guidance requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests. The Company classifies the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate. Certain noncontrolling interests of the Company are classified in the mezzanine section of the balance sheet (the “mezzanine OP Units”) as such OP Units do not meet the requirements for equity classification (certain of the holders of such OP Units have registration rights that provide such holders with the right to demand registration under the federal securities laws of the common stock of the Company issuable upon conversion of such OP Units). The Company adjusts the carrying value of the mezzanine OP Units each period to equal the greater of its historical carrying value or its redemption value. Through December 31, 2012, there have been no cumulative net adjustments recorded to the carrying amounts of the mezzanine OP Units.

Share-Based Compensation

In June 2012, the Company’s shareholders approved the 2012 Stock Incentive Plan (the “2012 Plan”), which was designed to replace the existing 2004 Stock Incentive Plan (the “2004 Plan”). In connection with the approval of the 2012 Plan, the Company agreed not to grant any additional new awards under the 2004 Plan. The 2012 Plan establishes the procedures for the

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

granting of incentive stock options, stock appreciation rights, restricted stock awards, performance units, performance shares and specifically provides for the awarding of the remaining 2.0 million shares to the Company’s President and Chief Executive Officer, as provided in his employment agreement. The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2012 Plan is 4.5 million, and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 500,000. All grants issued pursuant to the 2012 Plan and 2004 Plan are “restricted stock grants” which generally vest (1) at the end of designated time periods for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of all grants is being expensed on a straight-line basis over the respective vesting periods (irrespective of achievement of the performance-based grants) adjusted, as applicable, for forfeitures. For restricted share grants subject to graded vesting, the amounts expensed are at least equal to the measured expense of each vested tranche. Based on the current terms of the 2012 Plan and 2004 Plan, those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2012	2011	2010
Supplemental disclosure of cash activities:
Cash paid for interest	$43,663,000	$47,611,000	$46,247,000
Supplemental disclosure of non-cash activities:
Conversion of OP Units into common stock	7,895,000	—	403,000
Exchange of joint venture interest for 100% interest in unconsolidated joint venture property:
Real estate and related assets acquired	75,127,000	—	—
Mortgage loan payable assumed	(43,112,000)	—	—
Mortgage loans payable assumed by buyers	76,632,000	24,273,000	12,358,000
Mortgage loans payable assumed upon acquisition	—	—	(12,967,000)
Acquisition of noncontrolling interests in consolidated joint venture properties	7,595,000	—	—
Disposition of noncontrolling interests in consolidated joint venture properties	(36,840,000)	—	—
Capitalization of interest and deferred financing costs	1,314,000	2,629,000	2,541,000
Deconsolidation of properties transferred to joint venture:
Real estate, net	—	—	139,743,000
Mortgage loans payable	—	—	(94,018,000)
Other assets/liabilities, net	—	—	(3,574,000)
Investment in and advances to unconsolidated joint venture	—	—	9,423,000

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Note 3. Real Estate

Real estate at December 31, 2012 and 2011 is comprised of the following:

	Years ended December 31,
	2012	2011
Cost
Balance, beginning of year (a)	$1,363,936,000	$1,283,287,000
Property acquired	76,185,000	46,863,000
Improvements and betterments	20,472,000	33,954,000
Write-off of fully-depreciated assets	(99,000)	(168,000)

Balance, end of the year	$1,460,494,000	$1,363,936,000

Accumulated depreciation
Balance, beginning of the year (a)	$(196,661,000)	$(156,917,000)
Depreciation expense	(41,189,000)	(39,912,000)
Write-off of fully-depreciated assets	99,000	168,000

Balance, end of the year	$(237,751,000)	$(196,661,000)

Net book value	$1,222,743,000	$1,167,275,000

(a)	Restated to reflect the reclassifications of properties subsequently treated as “held for sale/conveyance”.

As more fully discussed in Note 5 – “Investment in Cedar/RioCan Joint Venture”, on October 10, 2012, the Company acquired a 100% interest in Franklin Village Plaza, located in Franklin, Massachusetts. As more fully discussed in Note 4 – “Properties Held For Sale and Related Transactions”, on October 12, 2012, the Company acquired the non-controlling 80% ownership interests in Meadows Marketplace, located in Hershey, Pennsylvania, and Fieldstone Marketplace, located in New Bedford, Massachusetts.

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

At December 31, 2012, substantially all of the Company’s real estate was pledged as collateral for either mortgage loans payable or the Company’s Credit Facility.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Note 4 – Properties Held For Sale and Related Transactions

In connection with management’s review of the Company’s real estate investments, the Company determined in 2011 (1) to completely exit the Ohio market, principally the Discount Drug Mart portfolio of drugstore/convenience centers, and concentrate on the region that straddles the Washington DC to Boston corridor, (2) to concentrate on grocery-anchored strip centers, by disposing of its mall and single-tenant/triple-net-lease properties, (3) to focus on improving operations and performance at the Company’s remaining properties, and (4) to reduce development activities, by disposing of certain development projects, land acquired for development, and other non-core assets.

The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable to be assumed by the buyers (or conveyed to the mortgagees), have been reclassified as “held for sale/conveyance” on the Company’s consolidated balance sheets at December 31, 2012 and December 31, 2011. In addition, the properties’ results of operations have been classified as “discontinued operations” for all years presented. The Company anticipates that sales of all such properties remaining classified as “held for sale” will be concluded during 2013.

The following is a summary of the components of income (loss) from discontinued operations:

	Years ended December 31,
	2012	2011	2010
Revenues:
Rents	$16,535,000	$27,432,000	$30,734,000
Expense recoveries	4,358,000	6,668,000	7,221,000
Other	119,000	531,000	81,000

Total revenues	21,012,000	34,631,000	38,036,000

Expenses:
Operating, maintenance and management	6,780,000	9,196,000	10,241,000
Real estate and other property-related taxes	3,714,000	5,427,000	5,462,000
Depreciation and amortization	134,000	5,501,000	11,709,000
Interest	6,421,000	9,379,000	8,778,000

Total expenses	17,049,000	29,503,000	36,190,000

Income from discontinued operations before impairments	3,963,000	5,128,000	1,846,000
Impairment charges, net	(4,000)	(88,458,000)	(39,822,000)

Income (loss) from discontinued operations	$3,959,000	$(83,330,000)	$(37,976,000)

Gain on sales of discontinued operations	$4,679,000	$884,000	$170,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Impairment charges and other write-offs are summarized as follows:

	Years ended December 31,
	2012	2011	2010
Impairment charges—Ohio property loan and land parcels (2012), land parcels (2011) and properties transferred to Cedar/RioCan joint venture (2010) (a)	$5,779,000	$7,148,000	$2,493,000

Loss on exit from unconsolidated joint venture (b)	$—	$7,961,000	$—

Impairment charges, net—properties held for sale/conveyance (c)	$4,000	$88,458,000	$39,822,000

(a)	Included in operating income in the accompanying statements of operations.
(b)	Represents the write-off of an investment in an unconsolidated joint venture, and is included in non-operating income and expense in the accompanying statements of operations.
(c)	Included in discontinued operations in the accompanying statements of operations.

In April 2011, the Company made a two-year $4.1 million loan to the developers of a site located in Reynoldsburg, Ohio (the developers are members of the group from which the Company acquired substantially all of its drug store/convenience centers). The loan bears interest at 6.25% per annum and is collateralized by a first mortgage on the development parcel and personal guarantees from certain of the borrowers. During the fourth quarter of 2012, the borrowers failed to make a scheduled payment. The Company has concluded that the loan is unlikely to be paid given (1) the current inability of the developers to find an anchor tenant for the development site, (2) certain use restrictions on the land, and (3) numerous legal judgments against individuals that provided the personal guarantees. Further, the Company does not desire to own the land as it has ceased ground-up development activities. Finally, it is unlikely the Company would foreclose and subsequently sell the property as the tax arrearages associated with the property, legal fees, transfer taxes, brokerage and other costs to sell the land along with the uncertain timing of such a sale makes this not a cost beneficial alternative. Accordingly, in the fourth quarter of 2012, the Company ceased recording any related interest income and wrote off the loan and accrued interest, resulting in an impairment charge of $4.4 million.

Impairment charges, net, included in discontinued operations for 2012 included (1) impairment reversals of $2.4 million related to the Homburg joint venture properties, off-set by (2) net impairment charges of $2.4 million related to other properties. Impairment charges included in discontinued operations for 2011 included $11.1 million related to the Discount Drug Mart portfolio, $33.1 million related to malls, $5.3 million related to single-tenant/triple-net-lease properties, $36.6 million related to development projects and other non-core properties, and $2.4 million related to the Homburg joint venture properties. Impairment charges included in

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

discontinued operations for 2010 included $ 26.8 million related to the Discount Drug Mart portfolio, $12.6 million related to malls, $0.1 million related to a single-tenant/triple-net-lease property, and $0.3 million related to a development project.

Impairment charges were based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses, if no contract amounts were as yet being negotiated, as discussed in more detail in Note 6 — “Fair Value Measurements”, (3) an “as is” appraisal with respect to the Philadelphia Redevelopment Property (see below), or (4) with respect to land parcels, estimated sales prices, less cost to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s plan to dispose of properties reclassified to “held for sale/conveyance”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflected that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

2012 Transactions

During 2012, the Company completed the following transactions related to properties “held for sale/conveyance”:

	Percent		Date	Sales	Gain on
Property	Sold	Location	Sold	Price	Sale
Discontinued operations:
Hilliard Discount Drug Mart Plaza	100%	Hilliard, OH	2/7/2012	$1,434,000	$—
First Merit Bank at Akron	100%	Akron, OH	2/23/2012	633,000	—
Grove City Discount Drug Mart Plaza	100%	Grove City, OH	3/12/2012	1,925,000	—
CVS at Naugatuck	50%	Naugatuck, CT	3/20/2012	3,350,000	457,000
CVS at Bradford	100%	Bradford, PA	3/30/2012	967,000	—
CVS at Celina	100%	Celina, OH	3/30/2012	1,449,000	—
CVS at Erie	100%	Erie, PA	3/30/2012	1,278,000	—
CVS at Portage Trail	100%	Akron, OH	3/30/2012	1,061,000	—
Rite Aid at Massillon	100%	Massillon, OH	3/30/2012	1,492,000	—
Kingston Plaza	100%	Kingston, NY	4/12/2012	1,182,000	293,000
Stadium Plaza	100%	East Lansing, MI	5/3/2012	5,400,000	—
Homburg Joint Venture (seven properties)	20%	Various	10/12/2012	23,642,000	3,929,000
The Point at Carlisle	100%	Carlisle, PA	10/15/2012	7,350,000	—

				$51,163,000	$4,679,000

Continuing operations:
Blue Mountain Commons (land parcel)	100%	Harrisburg. PA	6/19/2012	$102,000	$79,000
Oregon Pike (land parcel)	100%	Lancaster, PA	6/28/2012	1,100,000	—
Trindle Springs (land parcel)	100%	Mechanicsburg, PA	7/20/2012	800,000	—
Aston (land parcel)	100%	Aston, PA	7/27/2012	1,365,000	402,000
Wyoming (land parcel)	100%	Wyoming, MI	11/16/2012	1,000,000	516,000

				$4,367,000	$997,000

On October 12, 2012, the Company concluded definitive agreements with Homburg Invest Inc. (“HII”) relating to the application of the buy/sell provisions of the joint venture

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

agreements for each of the nine properties owned by the joint venture. In February 2011, HII had exercised its buy/sell option pursuant to the terms of the joint venture agreements for each of the nine properties owned by the venture. Richard Homburg, a director of the Company until October 2011, was the Chairman and Chief Executive Officer of HII at the time the joint venture was formed and the buy/sell option was exercised. The Company made elections to purchase HII’s 80% interest in two of the nine properties, Meadows Marketplace, located in Hershey, Pennsylvania, and Fieldstone Marketplace, located in New Bedford, Massachusetts. The Company also determined not to meet HII’s buy/sell offers for each of the remaining seven properties, which were thereupon treated as “held for sale/conveyance”. Pursuant to the agreements, the Company acquired HII’s 80% ownership in Meadows Marketplace, located in Hershey, Pennsylvania, and Fieldstone Marketplace, located in New Bedford, Massachusetts, for approximately $27.3 million, including the assumption of related in-place mortgage financing of $21.8 million, giving the Company a 100% ownership interest in these two properties. As the two properties were previously controlled and consolidated by the Company, the acquisitions of the 80% noncontrolling interests were recorded as a capital transaction. As such, the excess ($7.6 million) of the carrying amount of the noncontrolling interests over amounts paid by the Company was recognized as an increase in the Company’s shareholders’ equity and a corresponding decrease in noncontrolling interests. In addition, the Company sold to HII its 20% ownership interest in the remaining seven joint venture properties for approximately $23.6 million, including the assumption of related in-place mortgage financing of $14.5 million. In connection with the transactions, the Company has recorded a gain of $3.9 million relating to the sale of the seven properties. The Company’s property management agreements for the sold properties terminated upon the closing of the sale.

In March 2012, the Company determined to sell Kingston Plaza, located in Kingston, New York, and subsequently sold the property in April 2012. In December 2012, the Company determined to sell East Chestnut, located in Lancaster, Pennsylvania, and subsequently sold the property in January 2013 for a sales price of approximately $3.1 million, which approximated the property’s carrying value. As such, the properties have been treated as “discontinued operations” for all periods presented. At December 31, 2012, the Company had 10 shopping-center properties that were held for sale/conveyance.

At December 31, 2012, the Company was in the process of negotiating with the respective lenders to four of its properties (Roosevelt II, Gahanna Discount Drug Mart Plaza, Westlake Discount Drug Mart Plaza and McCormick Place) to convey the properties either through short sale, foreclosure, or deed-in-lieu of foreclosure processes (mortgage loans payable and accrued interest aggregated $23.7 million at that date). In connection with these conveyances, each applicable subsidiary borrower has stopped paying monthly mortgage payments and is currently in default on these non-recourse mortgages. At the time of such conveyances, the Company would recognize gains (an aggregate of approximately $11.4 million as of December 31, 2012) based on the excess of the carrying amounts of the liabilities (mortgage principal and any accrued property-related expenses) over the carrying amounts of the properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

2011 Transactions

During 2011, the Company completed the following transactions related to properties “held for sale/conveyance”:

	Percent		Date	Sales	Gain on
Property	Sold	Location	Sold	Price	Sale
Discontinued operations:
Bergstrasse	100%	Ephrata, PA	2/14/2011	$1,900,000	$33,000
Ohio Properties (two)	100%	OH	3/30/2011	4,032,000	—
Fairfield Plaza	100%	Fairfield. CT	4/15/2011	10,840,000	470,000
CVS at Kingston	100%	Kingston, NY	11/14/2011	5,250,000	185,000
CVS at Kinderhook	100%	Kinderhook, NY	12/8/2011	4,000,000	196,000
Shoppes at Salem Run	100%	Fredericksburg, VA	12/12/2011	1,675,000	—
Virginia Center Commons	100%	Glen Allen, VA	12/21/2011	3,550,000	—
Ohio Properties (nine)	100%	OH	12/28/2011	25,257,000	—

				$56,504,000	$884,000

Philadelphia Redevelopment Property. The tenant at two properties, one owned in an unconsolidated joint venture and the other owned 100% by the Company (acquired in October 2010), vacated both premises in April 2011, at which time both the joint venture and the Company’s wholly-owned subsidiary had CMBS non-recourse first mortgage loans secured by the properties in the amounts of $14.7 million due for payment in May 2011 and $12.9 million due for payment in March 2012, respectively ($250,000 of the $12.9 million loan was guaranteed by the Company and paid in 2012). The Company reviewed its investment alternatives and determined that it would not be prudent to proceed with the development, sale or lease of the properties, or to advance the funds necessary to pay off the mortgages. Such determination was based on the uncertainty in obtaining favorable revisions to zoning, difficult existing deed restrictions, the uncertainty in achieving required economic returns given the extensive additional capital investments required, and uncertain current market conditions for sale or lease. Accordingly, during 2011, the Company wrote off its investment in the joint venture ($8.0 million) and recorded an impairment charge related to the value of the 100%-owned property ($9.1 million). No payments have been made on the 100%-owned property mortgage since May 2011, although the Company has been accruing interest expense and will pay certain property-related maintenance/security expenses as they become due. The Company is negotiating a

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

conveyance of the property to the mortgagee by a deed-in-lieu of foreclosure process, whereby the Company’s subsidiary would be released from all obligations, including any unpaid principal and interest. At the time of such conveyance, the Company would recognize a gain (approximately $8.1 million as of December 31, 2012) based on the excess of the carrying amount of the liabilities (mortgage principal and any accrued property-related expenses) over the carrying amount of the property.

Ohio Properties. Impairment charges recorded in 2011 included additional charges of approximately $10.5 million, principally representing adjustments to the net realizable values of certain of the properties treated as “held for sale/conveyance” as of December 31, 2010. The additional charges were based principally on changes in the structure of previously-negotiated transactions, whereby (1) the Company terminated a contract to swap three properties for certain land parcels in Ohio and instead entered into a new agreement to sell the properties for cash and assumption of existing debt, and (2) as a result of amending its contract for the sale of the 12 properties, the Company revalued the properties on an individual basis, and not a portfolio basis (the buyers in both cases being members of the group from which the Company originally acquired substantially all of its drug store/convenience centers).

Note 5. Investment in Cedar/RioCan Joint Venture

On October 10, 2012, the Company concluded definitive agreements with RioCan to exit the 20% Cedar / 80% RioCan joint venture that owned 22 retail properties. Pursuant to the agreements, the Company exchanged its 20% interest in the joint venture for (1) a 100% ownership interest in Franklin Village Plaza, located in Franklin, Massachusetts, at an agreed-upon value of approximately $75.1 million, including the assumption of related in-place mortgage financing of approximately $43.1 million, and (2) approximately $41.6 million in cash, which was initially used to reduce the outstanding balance under the Company’s Credit Facility. The Company continued to manage the properties acquired by RioCan subject to a management agreement which terminated effective January 31, 2013. In connection with the transactions, the Company has recorded a net gain of $30.5 million relating to the exit from the joint venture.

The Company earned fees from the joint venture of approximately $2.8 million, $2.8 million and $3.6 million for 2012, 2011, and 2010, respectively. Such fees are included in other revenues in the accompanying consolidated statements of operations.

In connection with the formation of the joint venture and the agreement to transfer properties which were reclassified as “held for sale”, the Company recorded additional impairment charges of $2.5 million in 2010, after having recorded an initial impairment charge of $23.6 million in 2009. Such charges were based on a comparison of the arms-length negotiated transfer amounts set forth in the contract with the carrying values of the properties transferred. In 2010, the Company incurred fees to its investment advisor as it relates to the Cedar/RioCan joint venture of $2.7 million.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

The following summarizes certain financial information related to the Company’s investment in the Cedar/RioCan unconsolidated joint venture:

December 31,
Balance Sheet	2011
Assets:
Real estate, net	$532,071,000
Cash and cash equivalents	12,797,000
Restricted cash	3,689,000
Rent and other receivables	2,419,000
Straight-line rents	2,743,000
Deferred charges, net	12,682,000
Other assets	5,549,000

Total assets	$571,950,000

Liabilities and partners’ capital:
Mortgage loans payable	$317,293,000
Due to the Company	1,203,000
Unamortized intangible lease liabilities	22,182,000
Other liabilities	8,248,000

Total liabilities	348,926,000
Preferred stock	97,000
Partners’ capital	222,927,000

Total liabilities and partners’ capital	$571,950,000

The Company’s share of partners’ capital	$44,743,000

On April 15, 2011, the joint venture acquired Northwoods Crossing, located in Taunton, Massachusetts. The purchase price of the property was approximately $23.5 million, and the joint venture assumed a mortgage in the amount of $14.4 million, which bore interest at 5.2% per annum and was scheduled to mature in February 2016.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

	January 1, 2012 to
	October 10, 2012	Years ended December 31,
Statements of Income	(Sale Date)	2011	2010
Revenues	$49,341,000	$62,500,000	$30,194,000
Property operating and other expenses	(4,373,000)	(6,631,000)	(2,636,000)
Management fees	(1,653,000)	(2,006,000)	(973,000)
Real estate taxes	(5,941,000)	(7,214,000)	(3,286,000)
Acquisition transaction costs	(964,000)	(917,000)	(7,119,000)
General and administrative	(174,000)	(308,000)	(622,000)
Depreciation and amortization	(15,769,000)	(20,616,000)	(9,523,000)
Interest and other non-operating expenses, net	(13,027,000)	(18,078,000)	(7,903,000)

Net income (loss)	$7,440,000	$6,730,000	$(1,868,000)

The Company’s share of net income (loss)	$1,481,000	$1,346,000	$(375,000)

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, and accounts payable and accrued liabilities approximate fair value. The fair value of the Company’s investments and liabilities related to share-based compensation were determined to be a Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions.

The valuation of the liability for the Company’s interest rate swaps, which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2012, the fair value associated with the “significant unobservable inputs” relating

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consists of real estate held for sale/conveyance, which are measured on a nonrecurring basis, have been determined to be (1) a Level 2 within the valuation hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) a Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, direct capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach was utilized for certain land values and include comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believed to be within a reasonable range of current market rates for the respective properties.

The Company engaged third party valuation experts to assist with the preparation of certain of its valuations. Other valuations were prepared using internally-developed valuation models. In addition, these valuations are reviewed and approved, during each reporting period, by a diverse group of management, as deemed necessary, including personnel from acquisitions, accounting, finance, operations, development and leasing departments, and the valuations are updated as appropriate.

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2012 and December 31, 2011, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

	Assets/Liabilities Measured at Fair Value on a
	Recurring Basis
	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments related to share- based compensation liabilities (a)	$450,000	$—	$—	$450,000

Share-based compensation liabilities (b)	$445,000	$—	$—	$445,000

Interest rate swaps liability (b)	$—	$1,577,000	$—	$1,577,000

	December 31, 2011
Description	Level 1	Level 2	Level 3	Total
Investments related to share- based compensation liabilities (a)	$3,562,000	$—	$—	$3,562,000

Share-based compensation liabilities (b)	$3,562,000	$—	$—	$3,562,000

Interest rate swaps liability (b)	$—	$2,053,000	$—	$2,053,000

(a)	Included in other assets in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The fair value of the Company’s fixed rate mortgage loans payable was estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2012 and December 31, 2011, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be a Level 3 within the valuation hierarchy, were approximately $565.4 million and $526.7 million, respectively; the carrying values of such loans were $544.8 million and $523.0 million, respectively.

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of December 31, 2012 and December 31, 2011, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

	Assets Measured at Fair Value on a
	Non-Recurring Basis
	December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$15,574,000	$62,219,000	$77,793,000

	December 31, 2011
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$124,154,000	$82,520,000	$206,674,000	(a)

(a)	Excludes $5.0 million relating to properties subsequently treated as “held for sale/conveyance”.

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2012:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value at	Valuation	Unobservable	Range
	December 31, 2012	Technique	inputs	(weighted average)
Real estate held for sale/conveyance:
Operating retail real estate (seven properties)	$51,042,000	Discounted cash flow	Capitalization rates Discount rates	7.8% to 12.0% (8.9%) 9.2% to 12.8% (10.0%)
Land development property	9,587,000	Discounted cash flow	Capitalization rate Discount rate	7.3% 7.8%
Land (three parcels)	1,590,000	Sales comparison approach	Price per acre	$25,000 to $156,000 per acre ($49,000 per acre)

	$62,219,000

Note 7. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents in excess of insured amounts and tenant receivables. The Company places its cash and cash equivalents with high quality financial

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

institutions. Management performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits and/or suitable guarantees.

Giant Food Stores, LLC, Stop & Shop, Inc. and Martin’s at Glen Allen, each of which is owned by Ahold N.V., a Netherlands corporation, accounted for an aggregate of approximately 15%, 14% and 14% of the Company’s total revenues during 2012, 2011 and 2010, respectively (excluding properties treated as discontinued operations).

The Company’s properties are located largely in the region straddling the Washington DC to Boston corridor, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 31 of the Company’s properties are located in Pennsylvania).

Note 8. Receivables

Receivables at December 31, 2012 and 2011 are comprised of the following:

	December 31,
	2012	2011
Rents and other receivables, net	$3,317,000	$6,882,000
Straight-line rents	14,353,000	13,418,000
Other (a) (b)	619,000	5,360,000

	$18,289,000	$25,660,000

(a)	The 2011 amount includes $4.3 million relating to a loan receivable which was written-off in 2012 (see Note 4- “Properties Held For Sale and Related Transactions”).
(b)	Includes $0.6 million and $1.2 million at December 31, 2012 and 2011, respectively, due from the Cedar/RioCan joint venture.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Note 9. Other Assets

Other assets at December 31, 2012 and 2011 are comprised of the following:

	December 31,
	2012	2011
Prepaid expenses	$5,196,000	$5,857,000
Leasehold improvements, furniture and fixtures	1,161,000	1,035,000
Investments related to share-based compensation	450,000	3,562,000
Property and other deposits	152,000	1,430,000
Other	351,000	474,000

	$7,310,000	$12,358,000

Note 10. Deferred Charges, Net

Deferred charges at December 31, 2012 and 2011 are net of accumulated amortization and are comprised of the following:

	December 31,
	2012	2011
Lease origination costs (a)	$15,158,000	$14,217,000
Financing costs	5,686,000	6,224,000
Other	1,650,000	931,000

	$22,494,000	$21,372,000

(a)	Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $6.3 million (cost of $17.8 million and accumulated amortization of $11.5 million) and $6.6 million (cost of $16.7 million and accumulated amortization of $10.1 million), respectively.

Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $8.0 million, $7.4 million and $10.8 million for 2012, 2011 and 2010, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs are net of accumulated amortization of $18.5 million and $8.0 million, respectively, and will be charged to future operations as follows (lease origination costs through 2033, and financing costs through 2029):

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

	Lease origination costs	Financing costs
2013	$2,804,000	$2,285,000
2014	2,427,000	1,795,000
2015	2,059,000	640,000
2016	1,731,000	276,000
2017	1,225,000	145,000
Thereafter	4,912,000	545,000

	$15,158,000	$5,686,000

Note 11. Mortgage Loans Payable and Secured Revolving Credit Facilities

Secured debt is comprised of the following at December 31, 2012 and 2011:

	December 31, 2012			December 31, 2011 (a)
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages (b)	$544,799,000	5.6%	3.1%—7.5%	$522,975,000	5.9%	5.0%—7.6%
Variable-rate mortgage	60,417,000	3.0%		63,768,000	3.0%

Total property-specific mortgages	605,216,000	5.3%		586,743,000	5.5%
Corporate Credit Facility:
Revolving facility	81,000,000	2.8%		—	—
Term loan	75,000,000	2.8%		—	—
Stabilized property credit facility	—	—		74,035,000	5.5%
Development property credit facility	—	—		92,282,000	2.5%

	$761,216,000	4.8%		$753,060,000	5.2%

Mortgage loans payable related to real estate held for sale/conveyance—discontinued operations (a)

Fixed-rate mortgages	$23,258,000	6.1%	5.2%—6.5%	$105,988,000	5.7%	5.0%—6.5%
Variable-rate mortgage	—	—		18,900,000	5.9%

	$23,258,000	6.1%		$124,888,000	5.7%

(a)	Restated to reflect the reclassifications of properties subsequently treated as “held for sale/conveyance”.
(b)	At December 31, 2012 and 2011, the Company had approximately $31.4 million and $32.1 million, respectively, of mortgage loans payable subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates ranging from 5.2% to 6.5% per annum.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Mortgage loans payable

Mortgage loan activity for 2012 and 2011 is summarized as follows:

	Years ended December 31,
	2012	2011
Balance, beginning of year (a)	$586,743,000	$548,121,000
New mortgage borrowings and assumptions (b)	74,605,000	45,791,000
Repayments	(56,132,000)	(7,169,000)

Balance, end of the year	$605,216,000	$586,743,000

(a)	Restated to reflect the reclassifications of properties subsequently treated as “held for sale/conveyance”.
(b)	Includes $1.5 million increase relating to Franklin Village Plaza purchase accounting allocations.

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

Borrowings under the Credit Facility are priced at LIBOR plus 250 bps (a weighted average rate of 2.8% per annum at December 31, 2012), and can range from LIBOR plus 200 to 300 bps based on the Company’s leverage ratio. Subject to customary conditions, the term loan and the revolving credit facility may both be extended for one additional year at the Company’s option. Under an accordion feature, the Credit Facility can be increased to $500 million, subject to customary conditions, collateral in place and lending commitments from participating banks.

The Credit Facility contains financial covenants including, but not limited to, maximum debt leverage, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the Credit Facility contains restrictions including, but not limited to, limits on

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

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

As of December 31, 2012, the Company has $81.0 million outstanding under the revolving credit portion of the Credit Facility, and had $81.8 million available for additional borrowings as of that date.

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable and the Credit Facility at December 31, 2012, due on various dates from 2012 to 2029, are as follows:

2013	$119,050,000	(a)
2014	107,786,000
2015	154,766,000	(b)
2016	214,939,000	(c)
2017	63,384,000
Thereafter	101,291,000

	$761,216,000

(a)	Includes $59.7 million subject to a one-year extension option.
(b)	Includes $81.0 million subject to a one-year extension option.
(c)	Includes $75.0 million subject to a one-year extension option.

Derivative financial instruments

At December 31, 2012, the Company had approximately $31.4 million of mortgage loans payable subject to interest rate swaps. Such interest rate swaps converted LIBOR-based variable rates to fixed annual rates of 5.2% to 6.5% per annum. At that date, the Company had accrued liabilities of $1.6 million (included in accounts payable and accrued liabilities on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to existing mortgage loans payable. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.

The following is a summary of the derivative financial instruments held by the Company and the Cedar/RioCan joint venture at December 31, 2012 and December 31, 2011:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Designation/			Notional values				Balance sheet	Fair value
			December 31,		December 31,	Maturity		December 31,	December 31,
Cash flow	Derivative	Count	2012	Count	2011	dates	location	2012	2011
	Interest rate swaps						Accrued liabilities
Qualifying	Consolidated	3	$31,417,000	3	$32,091,000	2013-2018	Consolidated	$1,577,000	$2,053,000

	Cedar/RioCan						Cedar/RioCan
Qualifying	Joint Venture	—	$—	1	$14,182,000	—	Joint Venture	$—	$2,419,000

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for 2012, 2011 and 2010, respectively:

		Amount of gain (loss) recognized in other
		comprehensive income (loss) (effective portion)
Designation/ Cash flow		Years ended December 31,
	Derivative	2012	2011	2010
Qualifying	Consolidated	$836,000	$(398,000)	$(670,000)

	Cedar/RioCan
Qualifying	Joint Venture	$118,000	$(118,000)	$—

As of December 31, 2012, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of December 31, 2012, if a counterparty were to default, the Company would receive a net interest benefit. On January 20, 2010, the Company paid approximately $5.5 million to terminate interest rate swaps applicable to the financing for its development joint venture project in Stroudsburg, Pennsylvania.

Note 12. Intangible Lease Asset/Liability

Unamortized intangible lease liabilities that relate to below-market leases amounted to $30.5 million and $35.0 million at December 31, 2012 and December 31, 2011, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.4 million and $0.5 million at December 31, 2012 and December 31, 2011, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

The unamortized balance of intangible lease liabilities at December 31, 2012 is net of accumulated amortization of $57.3 million, and will be credited to future operations through 2043 as follows:

2013	$4,400,000
2014	4,281,000
2015	3,347,000
2016	2,667,000
2017	2,408,000
Thereafter	13,405,000

$30,508,000

Note 13. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Under various federal, state, and local laws, ordinances, and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances, or petroleum product releases, at its properties. The owner may be liable to governmental entities or to third parties for property damage, and for investigation and cleanup costs incurred by such parties in connection with any contamination. Generally, the Company’s tenants must comply with environmental laws and meet any remediation requirements. In addition, leases typically impose obligations on tenants to indemnify the Company from any compliance costs the Company may incur as a result of environmental conditions on the property caused by the tenant. However, if a lease does not require compliance, or if a tenant fails to or cannot comply, the Company could be forced to pay these costs. Management is unaware of any environmental matters that would have a material impact on the Company’s consolidated financial statements.

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, which it leased from a partnership owned in part by the Company’s former Chairman and Chief Executive Officer. The terms of the lease, which will expire in February 2020, provide for future minimum rents as follows: 2013—$509,000, 2014—$523,000, 2015—$537,000, 2016—$552,000, 2017—$567,000, and thereafter -$1.3 million. In addition, several of the Company’s properties and portions of several others are owned subject to operating leases which provide for annual payments subject, in certain cases, to cost-of-living or

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

fair market value adjustments, as follows: 2013—$1.0 million, 2014—$1.0 million, 2015—$1.0 million, 2016—$1.0 million, 2017—$0.5 million, and thereafter—$8.7 million.

Rent expense was $1.4 million, $1.3 million and $1.0 million for 2012, 2011 and 2010, respectively.

Note 14. Shareholders’ Equity

The Company’s 7.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) has a liquidation preference of $25.00 per share, has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option beginning May 22, 2017 at a price of $25.00 per share plus accrued and unpaid distributions. In May 2012, the Company concluded a public offering of 400,000 shares of Series B Preferred Stock at $23.00 per share, and realized net proceeds, after offering expenses, of approximately $8.6 million. On September 11, 2012, the Company concluded another public offering of 4,200,000 shares of its Series B Preferred Stock at $23.94 per share, and realized net proceeds, after offering expenses, of approximately $96.8 million. On September 14, 2012, the underwriters exercised their over-allotment option to the extent of 630,000 additional shares of the Company’s Series B Preferred Stock, and the Company realized additional net proceeds of $14.5 million. On February 12, 2013, the Company concluded a further public offering of 2,000,000 shares of its Series B Preferred Stock at $24.58 per share, and realized net proceeds, after offering expenses, of approximately $47.6 million. On February 12, 2013, the underwriters exercised their over-allotment option to the extent of 300,000 additional shares of the Company’s Series B Preferred Stock, and the Company realized additional net proceeds of $7.1 million.

In addition, on May 29, 2012 the Company entered into an at-the-market (“ATM”) equity program in which the Company may, from time to time, offer and sell additional shares of its Series B Preferred Stock. During 2012, the Company sold approximately 199,000 shares under the ATM equity program at a weighted average price of $23.23 per share, and realized net proceeds, after offering expenses, of approximately $4.6 million. During the two months ended February 28, 2013, the Company sold approximately 220,000 shares under the ATM equity program at a weighted average price of $24.52 per share, and realized net proceeds, after offering expenses, of approximately $5.3 million.

The Company’s 8.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option at a price of $25.00 per share, plus accrued and unpaid distributions. During 2012, the Company redeemed and/or purchased on the open-market approximately 4,992,000 shares of its Series A Preferred Stock for a total cash outlay of $126.4 million (including $1.2 million of redemption costs and $1.6 million of accrued dividends). On February 7, 2013, the Company announced that it would redeem, on or about

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

March 11, 2013, the remaining 1,408,000 shares of its Series A Preferred Stock, requiring a total cash outlay of approximately $35.4 million (including redemption costs and accrued dividends).

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) which offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock. Such purchases are at 100% of market value (increased in March 2011 from 98% of market value). During 2012 and 2011, the Company issued 1,000 shares and 693,000 shares of its common stock, respectively, at average prices of $4.96 per share and $6.02 per share, respectively, and realized proceeds after expenses of approximately $6,000 and $4.1 million, respectively. At December 31, 2012, there remained 2,854,000 shares authorized under the DRIP.

During 2012, holders of approximately 1,134,000 OP Units (including 564,000 mezzanine OP Units) converted their holdings to shares of the Company’s common stock. In connection therewith, $3.9 million of the carrying value of mezzanine OP Units was reclassified to equity.

In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units at an exercise price of $13.50 per unit. Such warrants expired on May 31, 2012.

In connection with a litigation settlement in the Company’s favor in 2011, the Company received a cash payment of $225,000. In addition, the defendants acquired 39,000 shares of the Company’s common stock at an average price of $5.78 per share from which the Company realized additional net proceeds of $225,000.

The following table provides a summary of dividends declared per share:

	Years ended December 31,
	2012	2011	2010
Common stock	$0.200	$0.360	$0.270
Cumulative Redeemable Preferred Stock:
8.875% Series A	$2.219	$2.219	$2.219
7.250% Series B	$0.906	$—	$—

Dividends paid to common shareholders in 2012, 2011 and 2010 were $14,402,000, $24,705,000 and $22,445,000, respectively. At December 31, 2012 and 2011, there were $1.7 million and $1.6 million of accrued preferred stock dividends.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Note 15. Revenues

Rents for 2012, 2011 and 2010, respectively, are comprised of the following:

	Years ended December 31,
	2012	2011	2010
Base rents	$100,836,000	$97,015,000	$93,074,000
Percentage rent	1,074,000	1,058,000	906,000
Straight-line rents	986,000	1,199,000	1,550,000
Amortization of intangible lease liabilities	5,364,000	5,736,000	6,094,000

Total rents	$108,260,000	$105,008,000	$101,624,000

Other revenues include lease termination income (approximately $3.0 million) in 2012 and fees earned from the Cedar/RioCan joint venture. The management agreement relating to the Cedar/RioCan joint venture properties terminated on January 31, 2013 (see Note 5 –“Investment in Cedar/RioCan Joint Venture”).

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2012 are approximately as follows (excluding those base rents applicable to properties treated as discontinued operations):

2013	$103,253,000
2014	94,053,000
2015	82,900,000
2016	71,206,000
2017	59,621,000
Thereafter	304,714,000

$715,747,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such additional revenue amounts aggregated approximately $27.4 million, $27.9 million and $26.5 million for 2012, 2011 and 2010, respectively. Such amounts do not include amortization of intangible lease liabilities.

Note 16. 401(k) Retirement Plan

The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $253,000, $275,000, and $266,000 in 2012, 2011, and 2010, respectively.

Note 17. Management Transition Charges and Employee Termination Costs

The Company concluded separation arrangements and terminations of employment agreements relating primarily to employee headcount reductions in connection with the recent property dispositions and exit from the Cedar/RioCan joint venture. As a result, the Company recorded an approximate $1.2 million charge in 2012 applicable thereto (included in management transition charges and employee termination costs in the consolidated statements of operations).

In June 2011, the Company’s then Chairman of the Board, Chief Executive Officer and President retired, and the employment of the Company’s then Chief Financial Officer ended. Pursuant to their respective employment and/or separation agreements, (1) they received an aggregate of approximately $3.7 million in cash severance payments (including the cost of related payroll taxes and benefits), and (2) all of their unvested restricted share grants became vested and all related amounts were written off (an aggregate of approximately $2.0 million – see Note 18 – “Share-Based Compensation”). Together with approximately $1.2 million of other non-recurring costs, primarily professional fees and expenses related to the hiring of a new President/Chief Executive Officer and Chief Financial Officer, the Company recorded an aggregate charge of approximately $6.9 million (included in management transition charges and employee termination costs in the consolidated statements of operations).

Note 18. Share-Based Compensation

The following tables set forth certain share-based compensation information for 2012, 2011, and 2010, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

	Years ended December 31,
	2012	2011	2010
Share-based compensation:
Expense relating to share grants (a)	$3,903,000	$5,665,000	$3,260,000
Adjustments to reflect changes in market price of Company’s common stock	10,000	(775,000)	(281,000)

Total charged to operations (b)	$3,913,000	$4,890,000	$2,979,000

		Weighted average
	Shares	grant date value
Unvested shares, December 31, 2011	1,106,000	$5.31
Restricted share grants (c)	2,948,000	4.68
Vested during period	(436,000)	4.86
Forfeitures/cancellations	(103,000)	5.73

Unvested shares, December 31, 2012	3,515,000	$4.83

(a)	Includes expense relating to equity and liability awards, as discussed below.
(b)	The 2012 and 2011 amounts include $362,000 and $1,980,000 applicable to accelerated vestings, respectively, and are included in management transition charges and employee termination costs.
(c)	Includes 2,250,000 shares granted to the Company’s President and Chief Executive Officer in 2011, but not issued until 2012, as discussed below.

During 2012, in addition to shares issued to the Company’s President and Chief Executive Officer, as discussed below, there were 698,000 other time-based restricted shares issued with a weighted average grant date fair value of $4.75 per share. The 2012 Plan authorized 4.5 million shares to be available for grant and increased the maximum number of shares that may be granted to a participant in any calendar year to 500,000. At December 31, 2012, 2.4 million shares remained available for grants pursuant to the 2012 Plan and, at that date, there remained an aggregate of approximately $12.1 million applicable to all grants and awards to be expensed over a weighted average period of 4.8 years.

The per share weighted average grant date fair values of shares granted during 2012, 2011, and 2010 were $4.68, $5.40 and $6.54, respectively. The total fair values of shares vested during 2012, 2011, and 2010 were $2,126,000, $5,507,000, and $996,000, respectively (the 2012 and 2011 amounts include $585,000 and $3,569,000, respectively, applicable to accelerated vestings).

In June 2011, in connection with the retirement of the Company’s Chairman of the Board, Chief Executive Officer and President, and the end of the employment of the Company’s Chief Financial Officer (see Note 17 – “Management Transition Charges and Employee

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Termination Costs”), all of their outstanding restricted share grants, consisting of time-based grants (284,000 shares) and performance-based grants (422,000 shares) became vested (an aggregate of 706,000 shares), and were expensed in full at the then market value of the shares (an aggregate of approximately $2.0 million).

The Company’s new President and Chief Executive Officer was to receive restricted share grants totaling 2.5 million shares, one-half of which to be time-based, vesting upon the seventh anniversary of the date of grant (vesting on June 15, 2018), and the other half to be performance-based, to be earned if the total annual return on an investment in the Company’s common stock (“TSR”) is at least an average of 6.5% per year for the seven years ending June 15, 2018. An independent appraisal determined the value of the performance-based award to be $4.39 per share compared to a market price at the date of grant of $4.98 per share. As a result of a per-person limitation within the 2004 Plan, only 500,000 shares had been issued through June 2012, 1.5 million shares had been accounted for as an “equity award”, and 500,000 shares had been accounted for as a “liability award”. The values of the equity and liability awards were expensed on a straight-line basis over the vesting period. As specifically provided in the 2012 Plan, the 2.0 million shares previously designated as equity and liability awards were issued, with the liability award being reclassified to equity. Consistent with such awards to other recipients, dividends were paid on all the shares, including the equity and liability award shares, with the dividends paid on the equity award shares treated as distributions to common shareholders and included in the statement of equity, and the dividends paid on the liability award shares treated as compensation and included in the statement of operations. In addition, with respect to the liability award, adjustments to reflect changes in the fair value of the award (based on changes in the market price of the Company’s common stock) were also charged to operations.

In January 2011 and 2010, the Company issued shares of common stock as performance-based grants, with vesting to be based on the TSR over the three calendar years commencing with the dates of grant. Portions of each grant would vest (1) if the TSR on the Company’s common stock is equal to or greater than a specified average return per year (the “Absolute TSR”), and (2) if there is a positive comparison of the TSR on the Company’s common stock to the Company’s peer group (the “Relative TSR”). The Company obtained independent appraisals to determine the values of each category of the performance-based shares issued. The following table summarizes information relating to the performance-based grants:

	Shares granted	Grant date market price	Absolute TSR			Relative TSR
Grant year			Portion of grant	Annual average return	Appraisal value	Portion of grant	Appraisal value
2011	275,000	$6.54	50%	8%	$4.40	50%	$5.91
2010	227,000	$6.70	50%	6%	$4.56	50%	$6.00

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

After accelerated vestings in 2012 and 2011 of certain of these shares, there remained 100,000 shares and 73,000 shares, respectively, of the 2011 and 2010 performance-based awards. However, as the Company did not achieve either TSR measure for the three years ended December 31, 2012, none of the shares granted in 2010 vested. In addition to the performance-based grants, there were other time-based restricted shares issued of 436,000 shares and 279,000 shares for 2011 and 2010, respectively.

Note 19. Nonconcontrolling Interest – Limited Partners’ Mezzanine OP Units

	December 31,
	2012	2011
Balance, beginning of year	$4,616,000	$7,053,000

Net income (loss)	9,000	(1,126,000)
Unrealized gain on change in fair value of cash flow hedges	—	(3,000)

Total other comprehensive loss	9,000	(1,129,000)

Distributions	(25,000)	(232,000)
Conversions of OP Units into shares of common stock	(3,897,000)	—
Reallocation adjustment of limited partners’ interest	(80,000)	(1,076,000)

Balance, end of year	$623,000	$4,616,000

Note 20. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2012 and 2011, the Company had 3.3 million and 2.3 million, respectively, of weighted average unvested restricted shares outstanding. EPS for 2010 is calculated based on the data presented on the face of the consolidated statements of operations. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for 2012 and 2011, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

	Years ended December 31,
	2012	2011
Numerator
Income (loss) from continuing operations	$25,377,000	$(26,068,000)
Preferred stock dividends	(14,819,000)	(14,200,000)
Preferred stock redemption costs	(4,998,000)	—
Net loss attributable to noncontrolling interests	375,000	920,000
Net earnings allocated to unvested shares	(806,000)	(810,000)

Income (loss) from continuing operations attributable to common shareholders	5,129,000	(40,158,000)
Results from discontinued operations, net of noncontrolling interests	3,954,000	(78,413,000)

Net income (loss) attributable to common shareholders, basic and diluted	$9,083,000	$(118,571,000)

Denominator
Weighted average number of vested common shares outstanding	68,017,000	66,387,000

Earnings (loss) per common share, basic and diluted
Continuing operations	$0.07	$(0.61)
Discontinued operations	$0.06	$(1.18)

	$0.13	$(1.79)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding for 2012, 2011 and 2010 were 459,000, 1,415,000 and 1,814,000, respectively. In addition, warrants for the purchase of OP Units, which expired on May 31, 2012, have been excluded as they were anti-dilutive for all applicable periods.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Note 21. Selected Quarterly Financial Data (unaudited)

	Quarter ended
Year	March 31	June 30	September 30	December 31
2012
Revenues as previously reported	$34,477,000	$36,990,000	$33,579,000	$35,813,000
Revenues from discontinued operations and reclassifications (a)	(93,000)	(92,000)	(91,000)	—

Revenues	$34,384,000	$36,898,000	$33,488,000	$35,813,000

Net (loss) income	$(4,868,000)	$5,895,000	$2,298,000	$30,690,000
Net (loss) income attributable to common shareholders	$(9,340,000)	$1,236,000	$(4,299,000)	$22,292,000
Per common share (basic and diluted) (b)	$(0.14)	$0.01	$(0.07)	$0.31
2011
Revenues as previously reported	$34,510,000	$32,578,000	$33,418,000	$34,334,000
Revenues from discontinued operations and reclassifications (a)	25,000	46,000	68,000	(151,000)

Revenues	$34,535,000	$32,624,000	$33,486,000	$34,183,000

Net loss	$(9,093,000)	$(24,729,000)	$(71,265,000)	$(3,427,000)
Net loss attributable to common shareholders	$(12,309,000)	$(27,668,000)	$(70,105,000)	$(7,679,000)
Per common share (basic and diluted) (b)	$(0.18)	$(0.41)	$(1.05)	$(0.12)

(a)	Represents revenues from discontinued operations which were included in revenues as previously reported.
(b)	Differences between the sum of the four quarterly per share amounts and the annual per share amounts are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

Note 22. Subsequent Events

In determining subsequent events, management reviewed all activity from January 1, 2013 through the date of filing this Annual Report on Form 10-K.

On January 25, 2013, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock as well as an equal distribution per unit on its outstanding OP Units. At the same time, the Board declared dividends of $0.5546875 per share with respect to the Company’s 8.875% Series A Preferred Stock and $0.453125 per share with

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

respect to the Company’s 7.25% Series B Preferred Stock. The distributions are payable on February 20, 2013 to shareholders of record on February 8, 2013.

See Note 14 – “Shareholders’ Equity” for information relating to the sale, in February 2013, of additional shares of the Company’s Series B Preferred Stock, and the announced redemption of the remaining shares of the Company’s Series A Preferred Stock.

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2012

	State	Year acquired	Percent owned	Year built/ Year last renovated	Gross leasable area	Initial cost to the Company
							Building and
Property						Land	Improvements
Academy Plaza	PA	2001	100%	1965/1998	137,662	$2,406,000	$9,623,000
Annie Land Plaza	VA	2006	100%	1999	42,500	809,000	4,015,000
Camp Hill	PA	2002	100%	1958/2005	470,117	4,460,000	17,857,000
Carbondale Plaza	PA	2004	100%	1972/2005	120,689	1,586,000	7,289,000
Carll’s Corner	NJ	2007	100%	1960’s-1999	129,582	3,034,000	15,293,000
Carmans Plaza	NY	2007	100%	1954/2007	194,082	8,539,000	35,804,000
Circle Plaza	PA	2007	100%	1979/1991	92,171	561,000	2,884,000
Coliseum Marketplace	VA	2005	100%	1987/2005	105,998	2,924,000	14,416,000
Colonial Commons	PA	2011	100%	2011	466,233	9,367,000	37,496,000
Crossroads II	PA	2008	60%	2009	133,717	15,383,000	—
Elmhurst Square	VA	2006	100%	1961-1983	66,250	1,371,000	5,994,000
Fairview Plaza	PA	2003	100%	1992	71,979	2,128,000	8,483,000
Fairview Commons	PA	2007	100%	1976/2003	42,314	858,000	3,568,000
Fieldstone Marketplace	MA	2005/2012	100%	1988/2003	193,970	5,229,000	21,440,000
Fort Washington	PA	2002	100%	2003	41,000	2,462,000	—
Franklin Village Plaza	MA	2004/2012	100%	1987/2005	304,347	14,270,000	61,915,000
General Booth Plaza	VA	2005	100%	1985	71,639	1,935,000	9,493,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,943	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	117,186	3,070,000	12,320,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Commons	PA	2004	100%	1988-1993	99,580	1,153,000	4,678,000
Huntingdon Plaza	PA	2004	100%	1972-2003	142,845	933,000	4,129,000
Jordan Lane	CT	2005	100%	1969/1991	177,504	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985	94,477	2,207,000	11,000,000
Kenley Village	MD	2005	100%	1988	51,894	726,000	3,512,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Lake Raystown Plaza	PA	2004	100%	1995	142,559	2,231,000	6,735,000
Liberty Marketplace	PA	2005	100%	2003	68,200	2,665,000	12,639,000
Martins’s at Glen Allen	VA	2005	100%	2000	63,328	6,769,000	683,000
Meadows Marketplace	PA	2004/2012	100%	2005	91,518	1,914,000	—
Mechanicsburg Giant	PA	2005	100%	2003	51,500	2,709,000	12,159,000
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000
Newport Plaza	PA	2003	100%	1996	64,489	1,721,000	7,758,000
New London Mall	CT	2009	40%	1967/1997	259,293	14,891,000	24,967,000
Northside Commons	PA	2008	100%	2009	64,710	3,332,000	—

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2012

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2012
	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance
Academy Plaza	$3,142,000	$2,406,000	$12,765,000	$15,171,000	$3,317,000	$8,633,000
Annie Land Plaza	139,000	809,000	4,154,000	4,963,000	909,000	(3)
Camp Hill	43,595,000	4,424,000	61,488,000	65,912,000	12,980,000	64,250,000
Carbondale Plaza	5,418,000	1,586,000	12,707,000	14,293,000	3,164,000	4,770,000
Carll’s Corner	(1,261,000)	2,898,000	14,168,000	17,066,000	2,640,000	(3)
Carmans Plaza	(421,000)	8,421,000	35,501,000	43,922,000	6,300,000	33,414,000
Circle Plaza	65,000	546,000	2,964,000	3,510,000	432,000	(3)
Coliseum Marketplace	5,290,000	3,586,000	19,044,000	22,630,000	4,296,000	11,429,000
Crossroads II	28,598,000	17,671,000	26,310,000	43,981,000	2,170,000	(3)
Colonial Commons	918,000	9,367,000	38,414,000	47,781,000	3,533,000	27,272,000
Elmhurst Square	390,000	1,371,000	6,384,000	7,755,000	1,442,000	3,810,000
Fairview Plaza	308,000	2,129,000	8,790,000	10,919,000	2,360,000	—
Fairview Commons	2,000	858,000	3,570,000	4,428,000	785,000	(3)
Fieldstone Marketplace	595,000	5,167,000	22,097,000	27,264,000	5,152,000	17,506,000
Fort Washington	5,176,000	2,462,000	5,176,000	7,638,000	1,366,000	5,396,000
Franklin Village Plaza	—	14,270,000	61,915,000	76,185,000	620,000	44,408,000
General Booth Plaza	283,000	1,935,000	9,776,000	11,711,000	2,777,000	4,992,000
Gold Star Plaza	313,000	1,644,000	6,832,000	8,476,000	1,588,000	1,787,000
Golden Triangle	9,900,000	2,320,000	19,613,000	21,933,000	5,649,000	20,052,000
Groton Shopping Center	384,000	3,073,000	12,701,000	15,774,000	2,634,000	11,293,000
Halifax Plaza	243,000	1,347,000	6,107,000	7,454,000	1,533,000	—
Hamburg Commons	5,402,000	1,153,000	10,080,000	11,233,000	2,044,000	4,928,000
Huntingdon Plaza	1,896,000	933,000	6,025,000	6,958,000	1,192,000	(3)
Jordan Lane	1,107,000	4,291,000	22,283,000	26,574,000	5,241,000	12,384,000
Kempsville Crossing	142,000	2,207,000	11,142,000	13,349,000	3,382,000	5,629,000
Kenley Village	204,000	726,000	3,716,000	4,442,000	1,196,000	(3)
Kings Plaza	348,000	2,408,000	12,957,000	15,365,000	2,551,000	7,389,000
Lake Raystown Plaza	6,845,000	2,231,000	13,580,000	15,811,000	3,333,000	(3)
Liberty Marketplace	294,000	2,695,000	12,903,000	15,598,000	2,824,000	8,559,000
Martins’s at Glen Allen	3,000	5,367,000	2,088,000	7,455,000	551,000	(3)
Meadows Marketplace	11,404,000	1,914,000	11,404,000	13,318,000	1,981,000	9,823,000
Mechanicsburg Giant	—	2,709,000	12,159,000	14,868,000	2,470,000	8,759,000
Metro Square	(301,000)	5,250,000	9,911,000	15,161,000	1,345,000	8,520,000
Newport Plaza	322,000	1,682,000	8,119,000	9,801,000	1,923,000	—
New London Mall	1,110,000	8,807,000	32,161,000	40,968,000	5,859,000	26,689,000
Northside Commons	10,000,000	3,378,000	9,954,000	13,332,000	807,000	(3)

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2012

(continued)				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Norwood Shopping Center	MA	2006	100%	1965/2006	102,459	$1,874,000	$8,453,000
Oak Ridge	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/1995	90,100	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960’s/2004	58,224	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/1995	111,051	1,488,000	6,566,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	86,089	2,010,000	6,489,000
Port Richmond Village	PA	2001	100%	1988	154,908	2,942,000	11,769,000
Price Chopper Plaza	MA	2007	100%	1960’s-2004	101,824	3,551,000	18,412,000
River View Plaza	PA	2003	100%	1991/1998	226,786	9,718,000	40,356,000
San Souci Plaza	MD	2009	40%	1985 - 1997	264,134	14,849,000	18,445,000
Smithfield Plaza	VA	2005/2008	100%	1987/1996	134,664	2,947,000	12,737,000
South Philadelphia	PA	2003	100%	1950/2003	283,415	8,222,000	36,314,000
Southington Shopping Center	CT	2003	100%	1972/2000	155,842	—	11,834,000
St. James Square	MD	2005	100%	2000	39,903	688,000	3,838,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000
Swede Square	PA	2003	100%	1980/2004	100,816	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990	249,200	7,632,000	29,308,000
The Commons	PA	2004	100%	2003	203,426	3,098,000	14,047,000
The Point	PA	2000	100%	1972/2001	268,037	2,700,000	10,800,000
The Shops at Suffolk Downs	MA	2005	100%	2005	121,251	7,580,000	11,089,000
Timpany Plaza	MA	2007	100%	1970’s-1989	183,775	3,412,000	19,240,000
Townfair Center	PA	2004	100%	2002	218,662	3,022,000	13,786,000
Trexler Mall	PA	2005	100%	1973/2004	339,363	6,932,000	32,815,000
Trexlertown Plaza	PA	2006	100%	1990/2005	316,143	13,349,000	23,867,000
Ukrop’s at Fredericksburg	VA	2005	100%	1997	63,000	3,213,000	12,758,000
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Virginia Little Creek	VA	2005	100%	1996/2001	69,620	1,650,000	8,350,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,394	2,061,000	7,314,000
West Bridgewater Plaza	MA	2007	100%	1970/2007	133,039	2,823,000	14,901,000
Upland Square	PA	2007	60%	2009	391,578	28,187,000	—
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,505,000

Total Consolidated Portfiolio					9,820,185	$287,427,000	$870,737,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2012

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2012
	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (4)	Encumbrance
Norwood Shopping Center	$530,000	$1,874,000	$8,983,000	$10,857,000	$2,149,000	(3)
Oak Ridge	28,000	960,000	4,282,000	5,242,000	824,000	3,293,000
Oakland Commons	(498,000)	2,504,000	15,164,000	17,668,000	2,977,000	(3)
Oakland Mills	39,000	1,611,000	6,331,000	7,942,000	1,694,000	4,657,000
Palmyra Shopping Center	1,219,000	1,488,000	7,785,000	9,273,000	1,875,000	(3)
Pine Grove Plaza	139,000	2,010,000	6,628,000	8,638,000	1,612,000	5,455,000
Port Richmond Village	932,000	2,843,000	12,800,000	15,643,000	3,711,000	13,867,000
Price Chopper Plaza	(484,000)	4,082,000	17,397,000	21,479,000	2,914,000	(3)
River View Plaza	4,319,000	9,718,000	44,675,000	54,393,000	11,044,000	(3)
San Souci Plaza	1,608,000	13,406,000	21,496,000	34,902,000	5,526,000	27,200,000
Smithfield Plaza	415,000	2,919,000	13,180,000	16,099,000	2,832,000	9,959,000
South Philadelphia	2,656,000	8,222,000	38,970,000	47,192,000	11,346,000	(3)
Southington Shopping Center	174,000	—	12,008,000	12,008,000	2,789,000	5,462,000
St. James Square	661,000	688,000	4,499,000	5,187,000	1,339,000	(3)
Suffolk Plaza	—	1,402,000	7,236,000	8,638,000	2,252,000	4,215,000
Swede Square	5,633,000	2,272,000	11,861,000	14,133,000	3,508,000	10,311,000
The Brickyard	8,887,000	7,648,000	38,179,000	45,827,000	19,524,000	(3)
The Commons	2,878,000	3,098,000	16,925,000	20,023,000	4,389,000	(3)
The Point	14,530,000	2,996,000	25,034,000	28,030,000	6,549,000	29,960,000
The Shops at Suffolk Downs	8,655,000	7,580,000	19,744,000	27,324,000	3,152,000	(3)
Timpany Plaza	740,000	3,368,000	20,024,000	23,392,000	3,480,000	7,793,000
Townfair Center	7,515,000	3,022,000	21,301,000	24,323,000	3,690,000	16,048,000
Trexler Mall	5,794,000	6,932,000	38,609,000	45,541,000	7,779,000	20,160,000
Trexlertown Plaza	22,317,000	13,351,000	46,182,000	59,533,000	4,930,000	(3)
Ukrop’s at Fredericksburg	—	3,213,000	12,758,000	15,971,000	2,640,000	(3)
Valley Plaza	946,000	1,950,000	8,712,000	10,662,000	2,168,000	(3)
Virginia Little Creek	(10,000)	1,639,000	8,351,000	9,990,000	2,390,000	4,870,000
Washington Center Shoppes	3,780,000	2,000,000	11,155,000	13,155,000	3,392,000	(3)
West Bridgewater Plaza	(829,000)	2,600,000	14,295,000	16,895,000	2,495,000	10,535,000
Upland Square	67,602,000	27,112,000	68,677,000	95,789,000	5,344,000	60,417,000
Yorktowne Plaza	301,000	5,834,000	25,912,000	31,746,000	5,091,000	19,322,000

Total Consolidated Portfiolio	$302,330,000	$282,383,000	$1,178,111,000	$1,460,494,000	$237,751,000	$605,216,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2012

(continued)

The changes in real estate and accumulated depreciation for the three years ended December 31, 2012 are as follows (1):

Cost		2012	2011	2010
Balance, beginning of the year		$1,363,936,000	$1,283,287,000	$1,266,566,000
Properties acquired		76,185,000	46,863,000	—
Improvements and betterments		20,472,000	33,954,000	17,631,000
Write-off fully-depreciated assets		(99,000)	(168,000)	(910,000)

Balance, end of the year	(2)	$1,460,494,000	$1,363,936,000	$1,283,287,000

Accumulated depreciation
Balance, beginning of the year		$196,661,000	$156,917,000	$125,689,000
Depreciation expense		41,189,000	39,912,000	32,138,000
Write-off fully-depreciated assets		(99,000)	(168,000)	(910,000)

Balance, end of the year		$237,751,000	$196,661,000	$156,917,000

Net book value		$1,222,743,000	$1,167,275,000	$1,126,370,000

(1)	Restated to reflect the reclassifications of properties to “real estate held for sale/conveyance” during 2012.
(2)	At December 31, 2012, the aggregate cost for federal income tax purposes was approximately $3.1 million less than the Company’s recorded values.
(3)	At December 31, 2012, the total net book value of properties pledged as collateral under the Company’s Credit Facility was $369.6 million (in addition, net book value of $11.6 million relating to properties treated as “real estate held for sale/conveyance” was also pledged as collateral under the Company’s Credit Facility); the total amount outstanding under the Credit Facility was $156,000,000.
(4)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of December 31, 2012, and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the last quarter of 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

We have audited Cedar Realty Trust, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cedar Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures –“Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cedar Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Cedar Realty Trust, Inc. and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
New York, New York
March 7, 2013

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

This item is incorporated by reference to the definitive proxy statement for the 2013 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

This item is incorporated by reference to the definitive proxy statement for the 2013 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the definitive proxy statement for the 2013 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the definitive proxy statement for the 2013 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

This item is incorporated by reference to the definitive proxy statement for the 2013 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

		The response to this portion of Item 15 is included in Item 8 of this report.

	2.	Financial Statement Schedules

		The response to this portion of Item 15 is included in Item 8 of this report.

	3.	Exhibits

Item	Title or Description

3.1	Articles of Incorporation of Cedar Realty Trust, Inc., including all amendments and articles supplementary previously filed.

3.2	By-laws of Cedar Realty Trust, Inc., including all amendments previously filed, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2011.

3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.b	Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.c	Amendment No. 2 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.c of Form 10-K for the year ended December 31, 2004.

3.3.d	Amendment No. 3 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.d of Form 10-K for the year ended December 31, 2006.

3.3.e	Amendment No. 4 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarterly period ended September 30, 2010.

3.3.f	Amendment No. 5 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 16, 2012.

3.3.g	Amendment No. 6 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 29, 2012.

3.3.h	Amendment No. 7 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 14, 2012.

3.3.i	Amendment No. 8 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on November 21, 2012.

3.3.j	Amendment No. 9 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on February 11, 2013.

10.1.a*	Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.a of Form 10-K for the year ended December 31, 2004.

10.1.b*	Amendment No. 1 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.b of Form 10-K for the year ended December 31, 2004.

10.1.c*	Amendment No. 2 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of August 9, 2004, incorporated by reference to Exhibit 10.6.c of Form 10-K for the year ended December 31, 2004.

10.1.d*	Amendment No. 3 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.

10.1.e*	Amendment No. 4 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.1.e of Form 10-K for the year ended December 31, 2006.

10.1.f*	Amendment No. 5 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.1.f of Form 10-K for the year ended December 31, 2007.

10.1.g*	Amendment No. 6 to the Cedar Realty Trust, Inc. Senior Executive Deferred Compensation Plan, effective as of December 14, 2011, incorporated by reference to Exhibit 10.1.g of Form 10-K for the year ended December 31, 2011.

10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

10.2.b*	Amendment No. 1 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.2.b of Form 10-K for the year ended December 31, 2006.

10.2.c*	Amendment No. 2 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.2.c of Form 10-K for the year ended December 31, 2007.

10.2.d*	Amendment No. 3 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 16, 2008, incorporated by reference to Exhibit 10.2.d of Form 10-K for the year ended December 31, 2008.

10.2.e*	Amendment No. 4 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of June 30, 2011, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2011.

10.2.f*	Amendment No. 5 to the 2005 Cedar Realty Trust, Inc. Deferred Compensation Plan, effective as of December 14, 2011, incorporated by reference to Exhibit 10.2.f of Form 10-K for the year ended December 31, 2011.

10.2.g*	Amendment No. 6 to the 2005 Cedar Realty, Inc. Deferred Compensation Plan, effective as of December 12, 2012.

10.3.a*	Employment Agreement between Cedar Shopping Centers, Inc. and Philip R. Mays, dated as of May 24, 2011, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2011.

10.3.b*	Employment Agreement between Cedar Shopping Centers, Inc. and Bruce J. Schanzer, dated as of May 31, 2011, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2011.

10.3.c*	Second Amended And Restated Employment Agreement between Cedar Realty Trust, Inc. and Brenda J. Walker, dated as of October 19, 2012.

10.4	Amended, Restated and Consolidated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank, National Association, the other lending institutions which are or may become parties to the Loan Agreement (the “Lenders”), and KeyBank National Association (as Administrative Agent), dated as of January 26, 2012, incorporated by reference to Exhibit 10.4 of Form 10-K for the year ended December 31, 2011.

10.5	Voting Agreement dated February 13, 2008 among Cedar Shopping Centers, Inc., Inland American Real Estate Trust, Inc., Inland Investment Advisors, Inc. Inland Real Estate Investment Corporation and The Inland Group, Inc., incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2007.

10.6.a	Securities Purchase Agreement dated as of October 26, 2009, by and among Cedar Shopping Centers, Inc., Cedar Shopping Centers Partnership L.P., RioCan Holdings USA Inc. and RioCan Real Estate Investment Trust, incorporated by reference to Exhibit 10.6.a of Form 10-Q for the quarterly period ended September 30, 2010.

10.6.a.i	Amendment to Securities Purchase Agreement dated February 5, 2010, incorporated by reference to Exhibit 10.6.b of Form 10-Q for the quarterly period ended September 30, 2010.

10.6.a.ii	Amendment to Securities Purchase Agreement dated February 26, 2010, incorporated by reference to Exhibit 10.6.c of Form 10-Q for the quarterly period ended September 30, 2010.

10.6.b	Agreement regarding purchase of Partnership Interests dated October 26, 2009 between Cedar Shopping Centers, Inc. and RioCan Holdings USA Inc., incorporated by reference to Exhibit 10.7 of Form 10-Q for the quarterly period ended September 30, 2010.

10.6.c	Agreement Regarding Purchase of Partnership Interests dated September 6, 2012, incorporated by reference to Exhibit 1.1 of Form 8-K filed on September 7, 2012.

10.6.d	Agreement Regarding Purchase Of Interests (Franklin) By And Between RC Cedar REIT Property Subsidiary LP And Cedar Realty Trust Partnership, L.P. And RC Cedar REIT LP And RioCan Holdings USA Inc., dated as of September 6, 2012, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2012.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.

(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a) (3) above.

(c)	The following financial statement schedules are filed as part of the report:

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

March 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

/s/ JAMES J. BURNS	/s/ PAMELA N. HOOTKIN
James J. Burns	Pamela N. Hootkin
Director	Director

/s/ PAUL G. KIRK, JR	/s/ EVERETT B. MILLER, III
Paul G. Kirk, Jr.	Everett B. Miller, III
Director	Director

/s/ BRUCE J. SCHANZER	/s/ROGER M. WIDMANN
Bruce J. Schanzer	Roger M. Widmann
Director	Director

March 7, 2013