Form 10-Q
period 2013-03-31
CEDAR REALTY TRUST, INC.
filed 2013-05-09
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2013, there were 72,303,912 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

The information contained in this Form 10-Q is unaudited and does not purport to disclose all items required by accounting principles generally accepted in the United States. In addition, statements made or incorporated by reference herein may include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors which could have a material adverse effect on the operations and future prospects of the Company are as set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

CEDAR REALTY TRUST, INC.

Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(unaudited)
Assets
Real estate:
Land	$282,714,000	$282,318,000
Buildings and improvements	1,179,887,000	1,178,111,000

	1,462,601,000	1,460,429,000
Less accumulated depreciation	(246,730,000)	(237,751,000)

Real estate, net	1,215,871,000	1,222,678,000
Real estate held for sale/conveyance	76,828,000	77,858,000
Cash and cash equivalents	4,888,000	7,522,000
Restricted cash	12,371,000	13,752,000
Receivables	19,801,000	18,289,000
Other assets and deferred charges, net	27,971,000	29,804,000

Total assets	$1,357,730,000	$1,369,903,000

Liabilities and equity
Mortgage loans payable	$566,248,000	$605,216,000
Mortgage loans payable—real estate held for sale/conveyance	21,552,000	23,258,000
Secured credit facilities	165,200,000	156,000,000
Accounts payable and accrued liabilities	26,617,000	28,179,000
Unamortized intangible lease liabilities	29,202,000	30,508,000
Unamortized intangible lease liabilities—real estate held for sale/conveyance	4,992,000	4,992,000

Total liabilities	813,811,000	848,153,000

Noncontrolling interest—limited partners’ mezzanine OP Units	645,000	623,000
Commitments and contingencies	—	—
Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series A ($25.00 per share liquidation value, 0 and 1,410,000, shares authorized, respectively, 0 and 1,408,000 shares, issued and outstanding, respectively)	—	34,882,000
Series B ($25.00 per share liquidation value, 10,000,000 and 7,500,000 shares authorized, respectively, 7,950,000 and 5,429,000 shares, issued and outstanding, respectively)	190,661,000	128,787,000
Common stock ($.06 par value, 150,000,000 shares authorized, 72,306,000 and 71,817,000 shares, issued and outstanding, respectively)	4,338,000	4,309,000
Treasury stock (3,537,000 and 3,822,000 shares, respectively, at cost)	(20,505,000)	(21,702,000)
Additional paid-in capital	746,241,000	748,194,000
Cumulative distributions in excess of net income	(382,756,000)	(378,254,000)
Accumulated other comprehensive loss	(2,221,000)	(2,560,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	535,758,000	513,656,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	6,075,000	6,081,000
Limited partners’ OP Units	1,441,000	1,390,000

Total noncontrolling interests	7,516,000	7,471,000

Total equity	543,274,000	521,127,000

Total liabilities and equity	$1,357,730,000	$1,369,903,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Operations

(unaudited)

	Three months ended March 31,
	2013	2012
Revenues:
Rents	$28,445,000	$26,624,000
Expense recoveries	8,295,000	6,941,000
Other	223,000	819,000

Total revenues	36,963,000	34,384,000

Expenses:
Operating, maintenance and management	7,066,000	6,370,000
Real estate and other property-related taxes	4,597,000	4,380,000
General and administrative	3,270,000	3,625,000
Employee termination costs	106,000	—
Impairment reversal	(1,100,000)	—
Depreciation and amortization	9,822,000	15,698,000

Total expenses	23,761,000	30,073,000

Operating income	13,202,000	4,311,000
Non-operating income and expense:
Interest expense	(9,102,000)	(10,156,000)
Early extinguishment of debt costs	(85,000)	(2,607,000)
Interest income	—	62,000
Equity in income of unconsolidated joint venture	—	445,000
Gain on sale	346,000	—

Total non-operating income and expense	(8,841,000)	(12,256,000)

Income (loss) from continuing operations	4,361,000	(7,945,000)
Discontinued operations:
(Loss) income from operations	(509,000)	1,482,000
Impairment reversals, net	—	1,138,000
Gain on sales	—	457,000

Total discontinued operations	(509,000)	3,077,000

Net income (loss)	3,852,000	(4,868,000)
Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	6,000	(1,046,000)
Limited partners’ interest in Operating Partnership	3,000	105,000

Total net loss (income) attributable to noncontrolling interests	9,000	(941,000)

Net income (loss) attributable to Cedar Realty Trust, Inc.	3,861,000	(5,809,000)
Preferred stock dividends	(3,607,000)	(3,531,000)
Preferred stock redemption costs	(1,166,000)	—

Net loss attributable to common shareholders	$(912,000)	$(9,340,000)

Per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.01)	$(0.17)
Discontinued operations	(0.01)	0.03

	$(0.02)	$(0.14)

Amounts attributable to Cedar Realty Trust, Inc. common shareholders, net of noncontrolling interests:
Loss from continuing operations	$(405,000)	$(11,296,000)
(Loss) income from discontinued operations	(507,000)	1,956,000

Net loss	$(912,000)	$(9,340,000)

Weighted average number of common shares—basic and diluted	68,339,000	67,535,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2013	2012
Net income (loss)	$3,852,000	$(4,868,000)

Other comprehensive income:
Unrealized gain on change in fair value of cash flow hedges:
Consolidated	340,000	288,000
Unconsolidated	—	54,000

Other comprehensive income	340,000	342,000

Comprehensive income (loss)	4,192,000	(4,526,000)
Comprehensive loss (income) attributable to noncontrolling interests	8,000	(942,000)

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$4,200,000	$(5,468,000)

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Three months ended March 31, 2013

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
	Shares	$25.00 Liquidation value	Shares	$0.06 Par value	Treasury stock, at cost	Additional paid-in capital	distributions in excess of net income	other comprehensive (loss)	Total
Balance, December 31, 2012	6,837,000	$163,669,000	71,817,000	$4,309,000	$(21,702,000)	$748,194,000	$(378,254,000)	$(2,560,000)	$513,656,000
Net income (loss)	—	—	—	—	—	—	3,861,000	-	3,861,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	339,000	339,000
Share-based compensation, net	—	—	489,000	29,000	1,197,000	(896,000)	—	—	330,000
Net proceeds from sales of Series B shares	2,521,000	61,874,000	—	—	—	(2,025,000)	—	—	59,849,000
Redemption of Series A shares	(1,408,000)	(34,882,000)	—	—	—	1,056,000	(1,166,000)	—	(34,992,000)
Common stock sales and issuance expenses, net	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(3,607,000)	—	(3,607,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(3,590,000)	—	(3,590,000)
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	(89,000)	—	—	(89,000)

Balance, March 31, 2013	7,950,000	$190,661,000	72,306,000	$4,338,000	$(20,505,000)	$746,241,000	$(382,756,000)	$(2,221,000)	$535,758,000

	Noncontrolling Interests
	Minority interests in consolidated joint ventures	Limited partners’ interest in Operating Partnership	Total	Total equity
Balance, December 31, 2012	$6,081,000	$1,390,000	$7,471,000	$521,127,000
Net income (loss)	(6,000)	(2,000)	(8,000)	3,853,000
Unrealized gain on change in fair value of cash flow hedges	—	1,000	1,000	340,000
Share-based compensation, net	—	—	—	330,000
Net proceeds from sales of Series B shares	—	—	—	59,849,000
Redemption of Series A shares	—	—	—	(34,992,000)
Common stock sales and issuance expenses, net	—	—	—	1,000
Preferred stock dividends	—	—	—	(3,607,000)
Distributions to common shareholders/noncontrolling interests	—	(10,000)	(10,000)	(3,600,000)
Reallocation adjustment of limited partners’ interest	—	62,000	62,000	(27,000)

Balance, March 31, 2013	$6,075,000	$1,441,000	$7,516,000	$543,274,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended March 31,
	2013	2012
Cash flow from operating activities:
Net income (loss)	$3,852,000	$(4,868,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of unconsolidated joint venture	—	(445,000)
Distributions from unconsolidated joint venture	—	445,000
Impairment reversals, net	(1,100,000)	(1,138,000)
Gain on sales	(346,000)	(457,000)
Straight-line rents	(501,000)	(317,000)
Provision for doubtful accounts	493,000	350,000
Depreciation and amortization	9,822,000	15,747,000
Amortization of intangible lease liabilities	(1,243,000)	(1,259,000)
Expense and market price adjustments relating to share-based compensation, net	721,000	824,000
Amortization (including accelerated write-off) of deferred financing costs	721,000	3,241,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(1,954,000)	(580,000)
Prepaid expenses and other	20,000	57,000
Accounts payable and accrued liabilities	(663,000)	(403,000)

Net cash provided by operating activities	9,822,000	11,197,000

Cash flow from investing activities:
Expenditures for real estate improvements	(4,582,000)	(4,482,000)
Net proceeds from sales of real estate	3,320,000	9,208,000
Repayment of note receivable	1,100,000	—
Distributions of capital from unconsolidated joint venture	—	1,663,000
Construction escrows and other	1,469,000	2,322,000

Net cash provided by investing activities	1,307,000	8,711,000

Cash flow from financing activities:
Net advances/(repayments) under Credit Facility	9,200,000	(1,244,000)
Mortgage repayments	(40,559,000)	(7,129,000)
Payments of debt financing costs	(35,000)	(4,002,000)
Noncontrolling interests:
Distributions to consolidated joint venture minority interests	—	(1,623,000)
Distributions to limited partners	(14,000)	(43,000)
Net proceeds from sales of common stock	1,000	(56,000)
Net proceeds from sales of preferred stock	59,849,000	—
Redemption of preferred stock	(34,992,000)	—
Preferred stock dividends	(3,623,000)	(3,550,000)
Distributions to common shareholders	(3,590,000)	(3,526,000)

Net cash (used in) financing activities	(13,763,000)	(21,173,000)

Net (decrease) in cash and cash equivalents	(2,634,000)	(1,265,000)
Cash and cash equivalents at beginning of period	7,522,000	12,070,000

Cash and cash equivalents at end of period	$4,888,000	$10,805,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At March 31, 2013, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2013, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at March 31, 2013) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 281,000 OP Units outstanding at March 31, 2013 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The financial statements reflect certain reclassifications of prior-period amounts to conform to the 2013 presentation, principally to reflect the sale and/or treatment as “held for sale/conveyance” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on previously-reported net income attributable to common shareholders or earnings per share. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2013	2012
Supplemental disclosure of cash activities:
Cash paid for interest	$9,391,000	$11,869,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and deferred financing costs	298,000	296,000
Conversion of OP Units into common stock	—	5,947,000
Mortgage loans payable assumed by buyers	—	4,148,000

Recently-Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance on the presentation and disclosure of reclassification adjustments out of accumulated other comprehensive income (“AOCI”). The standard requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The guidance is effective beginning January 1, 2013 and is to be applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 3. Real Estate

At March 31, 2013, substantially all of the Company’s real estate was pledged as collateral for either mortgage loans payable or the Company’s Credit Facility.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 4–Properties Held For Sale and Related Transactions

The Company conducts a continuing review of the values for all remaining properties “held for sale/conveyance” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses, if no contract amounts were as yet being negotiated, as discussed in more detail in Note 5 — “Fair Value Measurements”, (3) an “as is” appraisal with respect to the Philadelphia Redevelopment Property (see below), or (4) with respect to land parcels, estimated sales prices, less cost to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s plan to dispose of properties reclassified to “held for sale/conveyance”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflected that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

As of March 31, 2013, the Company was in the process of negotiating with the respective lenders to four of its properties (Roosevelt II, Gahanna Discount Drug Mart Plaza, Westlake Discount Drug Mart Plaza and McCormick Place) to convey the properties either through short sale, foreclosure, or deed-in-lieu of foreclosure processes (mortgage loans payable and accrued interest aggregated $24.0 million at that date). In connection with these conveyances, each applicable subsidiary borrower has stopped paying monthly mortgage payments and is currently in default on these non-recourse mortgages. At the time of such conveyances, the Company would recognize gains (an aggregate of approximately $11.7 million as of March 31, 2013) based on the excess of the carrying amounts of the liabilities (mortgage principal and any accrued property-related expenses) over the carrying amounts of the properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

The following is a summary of the components of (loss) income from discontinued operations:

	Three months ended March 31,
	2013	2012
Revenues:
Rents	$1,804,000	$5,145,000
Expense recoveries	484,000	1,421,000
Other	74,000	40,000

Total revenues	2,362,000	6,606,000

Expenses:
Operating, maintenance and management	1,414,000	1,891,000
Real estate and other property-related taxes	526,000	1,195,000
Depreciation and amortization	—	49,000
Interest	494,000	1,989,000
Early extinguishment of debt costs	437,000	—

Total expenses	2,871,000	5,124,000

(Loss) income from discontinued operations before impairments	(509,000)	1,482,000
Impairment reversals, net	—	1,138,000

(Loss) income from discontinued operations	$(509,000)	$2,620,000

Gain on sales of discontinued operations	$—	$457,000

In April 2011, the Company made a two-year $4.1 million loan to the developers of a site located in Reynoldsburg, Ohio (the developers are members of the group from which the Company acquired substantially all of its drug store/convenience centers). The loan bore interest at 6.25% per annum and was collateralized by a first mortgage on the development parcel and personal guarantees from certain of the borrowers. During the fourth quarter of 2012, the borrowers failed to make a scheduled payment and, as of December 31, 2012, the Company concluded that the loan was unlikely to be paid given (1) the then ability of the developers to find an anchor tenant for the development site, (2) certain use restrictions on the land, and (3) numerous legal judgments against individuals that provided the personal guarantees. As a result, the Company wrote off the loan and accrued interest in the fourth quarter of 2012, resulting in an impairment charge of $4.4 million. Subsequently, on March 28, 2013, the borrowers sold the development land parcel for approximately $1.1 million and, simultaneously, the Company accepted $1.1 million in full satisfaction of the loan. As a result, the Company recorded an impairment reversal of $1.1 million during the first quarter of 2013, which is included in continuing operations in the accompanying consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

During the three months ended March 31, 2013, the Company completed the following transactions related to properties “held for sale/conveyance”:

	Percent		Date	Sales	Gain on
Property	Sold	Location	Sold	Price	Sale
Discontinued operations:
East Chestnut	100%	Lancaster, PA	1/2/2013	$3,100,000	$—
Continuing operations:
Huntingdon Plaza land parcel	100%	Huntingdon, PA	3/29/2013	$390,000	$291,000

Note 5. Fair Value Measurements

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

The valuation of the liability for the Company’s interest rate swaps, which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of March 31, 2013, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for sale/conveyance, which are measured on a nonrecurring basis, have been determined to be (1) a Level 2 within the valuation hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) a Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, direct capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach was utilized for certain land values and include comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believed to be within a reasonable range of current market rates for the respective properties.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, respectively:

	Assets/Liabilities Measured at Fair Value on a
	Recurring Basis
	March 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments related to share- based compensation liabilities (a)	$393,000	$—	$—	$393,000

Share-based compensation liabilities (b)	$391,000	$—	$—	$391,000

Interest rate swaps liability (b)	$—	$1,324,000	$—	$1,324,000

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments related to share- based compensation liabilities (a)	$450,000	$—	$—	$450,000

Share-based compensation liabilities (b)	$445,000	$—	$—	$445,000

Interest rate swaps liability (b)	$—	$1,577,000	$—	$1,577,000

(a)	Included in other assets in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The fair value of the Company’s fixed rate mortgage loans was estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of March 31, 2013 and December 31, 2012, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be a Level 3 within the valuation hierarchy, were approximately $543.8 million and $565.4 million, respectively; the carrying values of such loans were $506.1 million and $544.8 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012, respectively:

	Assets Measured at Fair Value on a
	Non-Recurring Basis
	March 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$12,990,000	$63,838,000	$76,828,000

	December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$15,574,000	$62,219,000	$77,793,000

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2013:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value at	Valuation	Unobservable	Range
	March 31, 2013	Technique	inputs	(weighted average)
Real estate held for sale/conveyance:
Operating retail real estate (seven properties)	$52,103,000	Discounted cash flow	Capitalization rates	7.8% to 12.0% (8.9%)
			Discount rates	9.2% to 12.8% (10.0%)
Land development property	10,145,000	Discounted cash flow	Capitalization rate	7.3%
			Discount rate	7.8%
Land (three parcels)	1,590,000	Sales comparison approach	Price per acre	$25,000 to $156,000 per acre ($49,000 per acre)

	$63,838,000

Note 6. Debt

Credit Facility

The Company has a $300 million secured credit facility (the “Credit Facility”), which is comprised of a four-year $75 million term loan, expiring on January 26, 2016, and a three-year $225 million revolving credit facility, expiring on January 26, 2015, subject to collateral in place. Subject to customary conditions, the term loan and the revolving credit facility may each be extended for one additional year at the Company’s option. The Credit Facility contains financial covenants including, but not limited to, maximum debt leverage, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the Credit Facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with these covenants or the occurrence of an event of default under the Credit Facility could result in the acceleration of the related debt.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Borrowings under the Credit Facility are priced at LIBOR plus 250 bps (a weighted average rate of 2.8% per annum at March 31, 2013), and can range from LIBOR plus 200 to 300 bps based on the Company’s leverage ratio. Under an accordion feature, the Credit Facility can be increased to $500 million, subject to customary conditions, collateral in place and lending commitments from participating banks. As of March 31, 2013, the Company had $75.0 million outstanding under the term loan and $90.2 million outstanding under the revolving credit facility, and had $73.4 million available for additional borrowings as of that date.

Mortgage loans payable

During the three months ended March 31, 2013, the Company paid off $38.0 million of mortgage loans payable, of which $32.6 million represented prepayments. In this connection, the Company incurred charges relating to early extinguishment of debt (prepayment penalty and accelerated amortization of deferred financing costs) of approximately $522,000 (including $437,000 classified as discontinued operations).

Derivative financial instruments

At March 31, 2013, the Company had two mortgage loans payable aggregating approximately $25.9 million subject to interest rate swaps. Such interest rate swaps converted LIBOR-based variable rates to fixed annual rates of 5.2% and 6.5% per annum. At that date, the Company had accrued liabilities of $1.3 million (included in accounts payable and accrued liabilities on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to existing mortgage loans payable. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive (loss) income, noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

The following is a summary of the derivative financial instruments held by the Company at March 31, 2013 and December 31, 2012:

			Notional values				Balance	Fair value
Designation/			March 31,		December 31,	Maturity	sheet	March 31,	December 31,
Cash flow	Derivative	Count	2013	Count	2012	dates	location	2013	2012
Qualifying	Interest rate swaps Consolidated	2	$25,882,000	3	$31,417,000	2013-2018	Accrued liabilities Consolidated	$1,324,000	$1,577,000

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2013 and 2012, respectively:

		Amount of gain recognized in other
		comprehensive income (loss) (effective portion)
Designation/		Three months ended March 31,
Cash flow	Derivative	2013		2012
Qualifying	Consolidated	$340,000	(a)	$288,000

	Cedar/RioCan
Qualifying	Joint Venture	$—		$54,000

(a)	Of this amount, $333,000 was reclassified from other comprehensive income to interest expense in the consolidated statements of operations.

As of March 31, 2013, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of March 31, 2013, if a counterparty were to default, the Company would receive a net interest benefit.

Note 7. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 8. Shareholders’ Equity

On February 12, 2013, the Company concluded a public offering of 2,000,000 shares of its 7.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) at $24.58 per share, and realized net proceeds, after offering expenses, of approximately $47.6 million. On February 12, 2013, the underwriters exercised their over-allotment option to the extent of 300,000 additional shares of the Company’s Series B Preferred Stock, and the Company realized additional net proceeds of $7.1 million.

In addition, during the three months ended March 31, 2013, the Company sold approximately 221,000 shares of its Series B Preferred Stock under the at-the-market equity program at a weighted average price of $24.52 per share, and realized net proceeds, after offering expenses, of approximately $5.2 million.

On March 11, 2013, the Company redeemed the remaining 1,408,000 shares of its 8.875% Series A Cumulative Redeemable Preferred Stock, for a total cash outlay of $35.4 million.

The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2013	2012
Common stock	$0.050	$0.050
Cumulative Redeemable Preferred Stock:
8.875% Series A	$0.555	$0.555
7.250% Series B	$0.453	$—

On March 5, 2013, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s 7.25% Series B Preferred Stock. The distributions are payable on May 20, 2013 to shareholders of record on May 10, 2013.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 9. Revenues

Rental revenues for the three months ended March 31, 2013 and 2012, respectively, are comprised of the following:

	Three months ended March 31,
	2013	2012
Base rents	$26,570,000	$24,762,000
Percentage rent	131,000	290,000
Straight-line rents	501,000	314,000
Amortization of intangible lease liabilities	1,243,000	1,258,000

Total rents	$28,445,000	$26,624,000

Note 10. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three months ended March 31, 2013 and 2012, respectively:

	Three months ended March 31,
	2013	2012 (a)
Share-based compensation:
Expense relating to share grants	$834,000	$891,000
Adjustments to reflect changes in market price of
Company’s common stock	—	30,000
Amounts capitalized	(113,000)	(97,000)

Total charged to operations	$721,000	$824,000

(a)	Includes expense relating to grants previously recorded as equity and liability awards.

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. During the three months ended March 31, 2013, there were 584,000 time-based restricted shares issued with a weighted average grant date fair value of $5.65 per share. At March 31, 2013, approximately 1.8 million shares remained available for grants pursuant to the 2012 Plan.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2013

(unaudited)

Note 11. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended March 31, 2013 and 2012, the Company had 3.6 million and 3.0 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2013 and 2012, respectively:

	Three months ended March 31,
	2013	2012
Numerator
Income (loss) from continuing operations	$4,361,000	$(7,945,000)
Preferred stock dividends	(3,607,000)	(3,531,000)
Preferred stock redemption costs	(1,166,000)	—
Net loss attributable to noncontrolling interests	7,000	180,000
Net earnings allocated to unvested shares	(173,000)	(153,000)

Loss from continuing operations attributable to common shareholders	(578,000)	(11,449,000)
Results from discontinued operations, net of noncontrolling interests	(507,000)	1,956,000

Net loss attributable to common shareholders, basic and diluted	$(1,085,000)	$(9,493,000)

Denominator
Weighted average number of vested common shares outstanding	68,339,000	67,535,000

Earnings (loss) per common share, basic and fully diluted
Continuing operations	$(0.01)	$(0.17)
Discontinued operations	(0.01)	0.03

	$(0.02)	$(0.14)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 281,000 and 810,000 for the three months ended March 31, 2013 and 2012, respectively. In addition, warrants for the purchase of OP Units, which expired on May 31, 2012, have been excluded as they were anti-dilutive for all applicable periods.

Note 12. Subsequent Events

In determining subsequent events, management reviewed all activity from April 1, 2013 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust which focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At March 31, 2013, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.8 million square feet of gross leasable area (“GLA”). The portfolio was 92.8% leased and 91.5% occupied at March 31, 2013.

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

Results of Operations

Comparison of three months ended March 31, 2013 and 2012

			Change
	2013	2012	Dollars	Percent
Revenues	$36,963,000	$34,384,000	$2,579,000	7.5%
Property operating expenses	11,663,000	10,750,000	913,000	8.5%

Property operating income	25,300,000	23,634,000	1,666,000	7.0%
General and administrative	(3,270,000)	(3,625,000)	355,000	-9.8%
Employee termination costs	(106,000)	—	(106,000)	n/a
Impairment reversal	1,100,000	—	1,100,000	n/a
Depreciation and amortization	(9,822,000)	(15,698,000)	5,876,000	-37.4%
Interest expense	(9,102,000)	(10,156,000)	1,054,000	-10.4%
Early extinguishment of debt costs	(85,000)	(2,607,000)	2,522,000	n/a
Interest income	—	62,000	(62,000)	-100.0%
Equity in income of unconsolidated joint venture	—	445,000	(445,000)	-100.0%
Gain on sale	346,000	—	346,000	n/a

Income (loss) from continuing operations	4,361,000	(7,945,000)	12,306,000
Discontinued operations:
(Loss) income from operations	(509,000)	1,482,000	(1,991,000)	-134.3%
Impairment reversals, net	—	1,138,000	(1,138,000)	n/a
Gain on sales	—	457,000	(457,000)	n/a

Net income (loss)	3,852,000	(4,868,000)	8,720,000
Net (loss) income attributable to noncontrolling interests	(9,000)	941,000	(950,000)

Net income (loss) attributable to Cedar Realty Trust, Inc.	$3,861,000	$(5,809,000)	$9,670,000

Properties held in both periods. The Company held 66 properties (excluding properties “held for sale/conveyance”) during the three months ended March 31, 2013 and 2012.

Revenues were higher primarily as a result of (1) rental revenues and expense recoveries at a property acquired in the fourth quarter of 2012 ($1.8 million), (2) increases in rental revenues and expense recoveries at the Company’s operating properties ($1.0 million), and (3) increases in rental revenues and expense recoveries at re-development properties ($0.2 million), offset by a decrease in management fee income relating to the Cedar/RioCan joint venture ($0.5 million); the management agreement was terminated effective January 31, 2013.

Property operating expenses were higher primarily as a result of (1) property operating expenses at a property acquired in the fourth quarter of 2012 ($0.6 million) and (2) an increase in snow removal costs ($0.8 million), offset by a decrease in payroll and related benefits and costs ($0.4 million).

General and administrative expenses were lower primarily as a result of decreases in payroll and related benefits resulting from employee headcount reductions implemented by management in the latter part of 2012.

Impairment reversal in 2013 relates to the partial cash recovery on a loan receivable previously written off, as more fully discussed elsewhere in this report.

Depreciation and amortization expenses were lower primarily as a result of (1) the lease up of a vacant space at a redevelopment property in 2012 which required the demolition of an existing building and the related accelerated depreciation expense ($6.2 million), and (2) the completion of scheduled depreciation and amortization ($0.4 million), offset by the acquisition of a property in the fourth quarter of 2012 ($0.7 million).

Interest expense decreased primarily as a result of (1) a decrease in the overall weighted average interest rate ($0.9 million), and (2) a decrease in the overall outstanding principal balance of debt ($0.1 million), offset by an increase in the amortization of deferred financing costs ($0.1 million).

Early extinguishment of debt costs in 2013 relates to the write-off of unamortized fees associated with prepaid mortgage loans payable. Early extinguishment of debt costs in 2012 relates to the write-off of unamortized fees associated with the Company’s prior credit facilities.

Equity in income of unconsolidated joint venture in 2012 relates to the Cedar/RioCan joint venture, which the Company exited in October 2012.

Gain on sale in 2013 relates to the sale of land parcels treated as “held for sale/conveyance”.

Discontinued operations for 2013 and 2012 include the results of operations, impairment reversals and gain on sales for properties sold or treated as “held for sale/conveyance”, as more fully discussed elsewhere in this report.

Same-Property Net Operating Income

Same-property net operating income (“same-property NOI”) is a widely-used non-GAAP financial measure for REITs that the Company believes, when considered with financial statements prepared in accordance with GAAP, is useful to investors as it provides an indication of the recurring cash generated by the Company’s properties by excluding certain non-cash revenues and expenses, as well as other infrequent items such as lease termination income which tends to fluctuate more than rents from period to period. Properties are included in same-property NOI if they are owned and operated for the entirety of both periods being compared, except for properties undergoing significant redevelopment and expansion until such properties have stabilized, and properties classified as “held for sale/conveyance”. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from same-property NOI.

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

	Three months ended March 31,
	2013	2012
Consolidated operating income	$13,202,000	$4,311,000
Add:
General and administrative	3,270,000	3,625,000
Employee termination costs	106,000	—
Impairment reversal	(1,100,000)	—
Depreciation and amortization	9,822,000	15,698,000
Corporate costs included in property expenses	1,385,000	1,861,000
Less:
Management fee income	(191,000)	(646,000)
Straight-line rents	(501,000)	(314,000)
Amortization of intangible lease liabilities	(1,243,000)	(1,258,000)
Internal management fees charged to properties	(778,000)	(784,000)
Other	(180,000)	34,000

Consolidated NOI	23,792,000	22,527,000
Less NOI related to properties not defined as same-property	(4,241,000)	(3,015,000)

Same-property NOI	$19,551,000	$19,512,000

Number of same properties	61
Same-property occupancy, end of period	93.4%	93.4%
Same-property leased, end of period	94.0%	93.4%
Same-property average base rent, end of period	$11.82	$11.67

Same-property NOI remained consistent over the comparative three-month periods. The results reflect an increase in average base rent at the properties of $0.15, offset by the negative impact of replacing the dark anchor at Oakland Commons, located in Bristol, Connecticut. By excluding the down time impact prior to Wal-Mart taking possession of the space, same-property NOI would have increased to 1.2%. Results for 2013 were also negatively impacted by significantly higher snow removal costs. If snow removal costs for 2013 were the same as 2012, same-property NOI for the first quarter 2013 would have increased to 1.8%.

Leasing Activity

The following is a summary of the Company’s leasing activity during the three months ended March 31, 2013 for the consolidated portfolio:

						Tenant
	Leases		New rent	Prior rent	Cash basis	improvements
	signed	GLA	per sq.ft. ($)	per sq.ft. ($)	% change	per sq.ft. ($) (a)
Renewals	26	123,400	14.59	13.60	7.3%	0.00
New Leases—Comparable	10	39,300	11.32	10.07	12.3%	21.93
New Leases—Non-Comparable	4	62,700	7.76	n/a	n/a	9.06
Total (b)	40	225,400	12.12	n/a	n/a	6.34

(a)	Includes tenant allowance and landlord work. Excludes first generation space.
(b)	For the three months ended March 31, 2013, combined legal fees and lease commissions averaged $3.32 per square foot.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common dividend distributions and distributions to minority interest partners, if made, primarily from its operations. The Company may also use its Credit Facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, remaining development costs, capital improvements, joint venture contributions, and maturing debt initially with its Credit Facility, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and/or the sale of properties. Although the Company believes it has access to secured financing, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, or proceeds from the refinancing of existing debt.

Debt is comprised of the following at March 31, 2013:

		Interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages (a)	$506,064,000	5.6%	3.1% - 7.5%
Variable-rate mortgage	60,184,000	3.0%

Total property-specific mortgages	566,248,000	5.3%
Corporate Credit Facility:
Revolving facility	90,200,000	2.8%
Term loan	75,000,000	2.8%

	$731,448,000	4.7%

(a)	At March 31, 2013, the Company had two mortgage loans payable aggregating approximately $25.9 million approximately $25.9 million subject to interest rate swaps which converted LIBOR- based variable rates to fixed annual rates of 5.2% and 6.5% per annum.

The Company has a $300 million Credit Facility, comprised of a four-year $75 million term loan, expiring on January 26, 2016, and a three-year $225 million revolving credit facility, expiring on January 26, 2015, subject to collateral in place. Subject to customary conditions, the term loan and the revolving credit facility may both be extended for one additional year at the Company’s option. The Credit Facility contains financial covenants including, but not limited to, maximum debt leverage, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the Credit Facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with these covenants or the occurrence of an event of default under the Credit Facility could result in the acceleration of the related debt.

Borrowings under the Credit Facility are priced at LIBOR plus 250 bps (a weighted-average of 2.8% per annum at March 31, 2013) and can range from LIBOR plus 200 to 300 bps based on the Company’s leverage ratio. Under an accordion feature, the Credit Facility can be increased to $500 million, subject to customary conditions, collateral in place and lending commitments from participating banks. As of March 31, 2013, the Company had a $75 million outstanding under the term loan and $90.2 million outstanding under the revolving credit facility, and had $73.4 million available for additional borrowings as of that date.

Property-specific mortgage loans payable at March 31, 2013 consisted of fixed-rate notes totaling $506.1 million, with a weighted average interest rate of 5.6%, and a LIBOR-based variable-rate note totaling $60.2 million, with an effective interest rate of 3.0% per annum at that date. For the remainder of 2013, the Company has approximately $6.7 million of scheduled debt principal amortization payments and $73.4 million of scheduled balloon payments (including $59.7 million subject to a one-year extension option).

Mortgage loans payable and the Credit Facility have an overall weighted average interest rate of 4.7% and mature at various dates through 2029. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

In February 2013, the Company concluded a public offering of 2.3 million shares of its Series B Preferred Stock (including 0.3 million shares relating to the exercise by the underwriters of their over-allotment option) and realized net proceeds, after offering expenses, of $54.7 million. In March 2013, the Company redeemed all of the remaining 1.4 million shares of its Series A Preferred Stock, for a total cash outlay of $35.4 million.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common stock dividends totaling $0.20 per share during 2012. The Company intends to pay a target rate of $0.05 per share (annual rate of $0.20 per share) during 2013. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Net Cash Flows

	March 31,
	2013	2012
Cash flows provided by (used in):
Operating activities	$9,822,000	$11,197,000
Investing activities	$1,307,000	$8,711,000
Financing activities	$(13,763,000)	$(21,173,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, increased to $12.4 million for the three months ended March 31, 2013 from $12.1 million for the three months ended March 31, 2012. The comparative net changes in operating assets and liabilities were primarily the result of increased unbilled snow removal costs.

Investing Activities

Net cash flows provided by investing activities were primarily the result of the Company’s property disposition activities and expenditures for property improvements. During the three months ended March 31, 2013, the Company received proceeds from sales of properties treated as discontinued operations ($3.3 million), proceeds released from escrows ($1.5 million), and the repayment of a note receivable ($1.1 million), offset by expenditures for property improvements ($4.6 million). During the three months ended March 31, 2012, the Company received proceeds from the sale of real estate ($9.2 million), proceeds released from escrows ($2.3 million), and had distributions of capital from an unconsolidated joint venture ($1.7 million), offset by expenditures for property improvements ($4.5 million).

Financing Activities

During the three months ended March 31, 2013, the Company had repayments of mortgage obligations ($40.6 million), the redemption of the 8.875% Series A Cumulative Redeemable Preferred Stock ($35.0 million), and preferred and common stock distributions ($7.2 million), offset by proceeds from the sale of the 7.25% Series B Cumulative Redeemable Preferred Stock ($59.8 million), and net advances under the Credit Facility ($9.2 million). During the three months ended March 31, 2012, the Company had preferred and common stock distributions ($7.1 million), repayments of mortgage obligations ($7.1 million), the payment of debt financing costs ($4.0 million), distributions to noncontrolling interest (minority interests and limited partners-$1.7 million), and net repayments under the Credit Facility ($1.2 million).

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

The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding impairment charges, gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three months ended March 31, 2013 and 2012:

	2013	2012
Net loss attributable to common shareholders	$(912,000)	$(9,340,000)
Add (deduct):
Real estate depreciation and amortization	9,729,000	15,680,000
Limited partners’ interest	(3,000)	(105,000)
Impairment reversals, net	(1,100,000)	(1,138,000)
Gain on sales	(346,000)	(457,000)
Consolidated minority interests:
Share of (loss) income	(6,000)	1,046,000
Share of FFO	(417,000)	(1,414,000)
Unconsolidated joint venture:
Share of income	—	(445,000)
Share of FFO	—	1,469,000

FFO	$6,945,000	$5,296,000

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

The Company is exposed to interest rate changes primarily through (1) the variable-rate Credit Facility used to maintain liquidity, fund capital expenditures and redevelopment activities, and expand its real estate investment portfolio, (2) property-specific variable-rate financing, and (3) other property-specific variable-rate mortgages. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At March 31, 2013, the Company had two mortgage loans payable aggregating approximately $25.9 million subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates of 5.2% and 6.5% per annum. At that date, the Company had accrued liabilities of $1.3 million (included in accounts payable and accrued liabilities on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to these mortgage loans payable.

At March 31, 2013, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (including the Company’s variable-rate Credit Facility). The average interest rate on the $506.1 million of fixed-rate indebtedness outstanding was 5.6%, with maturities at various dates through 2029. The average interest rate on the $225.4 million of variable-rate debt (including $165.2 million in advances under the Company’s Credit Facility) was 2.8%. The $90.2 million revolving credit segment of the new facility matures in January 2015, and the $75.0 million term loan segment matures in January 2016, each subject to a one-year extension option. With respect to the $225.4 million of variable-rate debt outstanding at March 31, 2013, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $2.3 million per annum.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of March 31, 2013, and have determined that such disclosure controls and procedures are effective.

During the three months ended March 31, 2013, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

May 9, 2013