Form 10-Q
period 2013-06-30
CEDAR REALTY TRUST, INC.
filed 2013-08-06
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At July 31, 2013, there were 72,287,723 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
	(unaudited)
Assets
Real estate:
Land	$282,714,000	$282,318,000
Buildings and improvements	1,182,461,000	1,178,111,000

	1,465,175,000	1,460,429,000
Less accumulated depreciation	(255,656,000)	(237,751,000)

Real estate, net	1,209,519,000	1,222,678,000
Real estate held for sale/conveyance	65,026,000	77,858,000
Cash and cash equivalents	4,995,000	7,522,000
Restricted cash	12,098,000	13,752,000
Receivables	19,299,000	18,289,000
Other assets and deferred charges, net	24,767,000	29,804,000

Total assets	$1,335,704,000	$1,369,903,000

Liabilities and equity
Mortgage loans payable	$559,223,000	$605,216,000
Mortgage loans payable—real estate held for sale/conveyance	18,401,000	23,258,000
Credit facility	158,000,000	156,000,000
Accounts payable and accrued liabilities	25,161,000	28,179,000
Unamortized intangible lease liabilities	28,121,000	30,508,000
Unamortized intangible lease liabilities—real estate held for sale/conveyance	4,115,000	4,992,000

Total liabilities	793,021,000	848,153,000

Noncontrolling interest—limited partners' mezzanine OP Units	644,000	623,000
Commitments and contingencies	—	—
Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series A ($25.00 per share liquidation value, 0 and 1,410,000,shares authorized, respectively, 0 and 1,408,000 shares, issued and outstanding, respectively)	—	34,882,000
Series B ($25.00 per share liquidation value, 10,000,000 and 7,500,000 shares authorized, respectively, 7,950,000 and 5,429,000 shares, issued and outstanding, respectively)	190,661,000	128,787,000
Common stock ($.06 par value, 150,000,000 shares authorized, 72,288,000 and 71,817,000 shares, issued and outstanding, respectively)	4,337,000	4,309,000
Treasury stock (3,529,000 and 3,822,000 shares, respectively, at cost)	(20,401,000)	(21,702,000)
Additional paid-in capital	747,004,000	748,194,000
Cumulative distributions in excess of net income	(385,394,000)	(378,254,000)
Accumulated other comprehensive loss	(1,652,000)	(2,560,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	534,555,000	513,656,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	6,059,000	6,081,000
Limited partners’ OP Units	1,425,000	1,390,000

Total noncontrolling interests	7,484,000	7,471,000

Total equity	542,039,000	521,127,000

Total liabilities and equity	$1,335,704,000	$1,369,903,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Operations

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Rents	$28,532,000	$26,913,000	$56,977,000	$53,537,000
Expense recoveries	6,674,000	6,343,000	14,969,000	13,284,000
Other	165,000	3,642,000	388,000	4,461,000

Total revenues	35,371,000	36,898,000	72,334,000	71,282,000

Expenses:
Operating, maintenance and management	5,557,000	5,496,000	12,623,000	11,866,000
Real estate and other property-related taxes	4,526,000	4,249,000	9,123,000	8,629,000
General and administrative	3,456,000	3,737,000	6,726,000	7,362,000
Employee termination costs	—	—	106,000	—
Impairment reversal	—	—	(1,100,000)	—
Depreciation and amortization	9,763,000	9,768,000	19,585,000	25,467,000

Total expenses	23,302,000	23,250,000	47,063,000	53,324,000

Operating income	12,069,000	13,648,000	25,271,000	17,958,000
Non-operating income and expense:
Interest expense	(9,143,000)	(9,721,000)	(18,245,000)	(19,876,000)
Early extinguishment of debt costs	(21,000)	—	(106,000)	(2,607,000)
Interest income	2,000	62,000	2,000	124,000
Equity in income of unconsolidated joint venture	—	576,000	—	1,021,000
Gain on sales	—	79,000	346,000	79,000

Total non-operating income and expense	(9,162,000)	(9,004,000)	(18,003,000)	(21,259,000)

Income (loss) from continuing operations	2,907,000	4,644,000	7,268,000	(3,301,000)
Discontinued operations:
Income (loss) from operations	281,000	958,000	(228,000)	2,440,000
Impairment reversals, net	—	—	—	1,138,000
Gain on extinguishment of debt	1,298,000	—	1,298,000	—
Gain on sales	—	293,000	—	750,000

Total discontinued operations	1,579,000	1,251,000	1,070,000	4,328,000

Net income	4,486,000	5,895,000	8,338,000	1,027,000
Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	97,000	(662,000)	103,000	(1,708,000)
Limited partners' interest in Operating Partnership	(4,000)	(8,000)	(1,000)	97,000

Total net loss (income) attributable to noncontrolling interests	93,000	(670,000)	102,000	(1,611,000)

Net income (loss) attributable to Cedar Realty Trust, Inc.	4,579,000	5,225,000	8,440,000	(584,000)
Preferred stock dividends	(3,602,000)	(3,607,000)	(7,209,000)	(7,138,000)
Preferred stock redemption costs	—	(382,000)	(1,166,000)	(382,000)

Net income (loss) attributable to common shareholders	$977,000	$1,236,000	$65,000	$(8,104,000)

Per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.01)	$0.01	$(0.02)	$(0.16)
Discontinued operations	0.02	0.00	0.02	0.03

	$0.01	$0.01	$0.00	$(0.13)

Amounts attributable to Cedar Realty Trust, Inc. common shareholders, net of noncontrolling interests:
(Loss) income from continuing operations	$(596,000)	$779,000	$(1,001,000)	$(10,520,000)
Income from discontinued operations	1,573,000	457,000	1,066,000	2,416,000

Net income (loss)	$977,000	$1,236,000	$65,000	$(8,104,000)

Weighted average number of common shares—basic and diluted	68,345,000	68,038,000	68,342,000	67,787,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$4,486,000	$5,895,000	$8,338,000	$1,027,000

Other comprehensive income:
Unrealized gain on change in fair value of cash flow hedges:
Consolidated	570,000	21,000	910,000	309,000
Unconsolidated	—	4,000	—	58,000

Other comprehensive income	570,000	25,000	910,000	367,000

Comprehensive income	5,056,000	5,920,000	9,248,000	1,394,000
Comprehensive loss (income) attributable to noncontrolling interests	92,000	(669,000)	100,000	(1,611,000)

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$5,148,000	$5,251,000	$9,348,000	$(217,000)

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Six months ended June 30, 2013

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss)	Total
Balance, December 31, 2012	6,837,000	$163,669,000	71,817,000	$4,309,000	$(21,702,000)	$748,194,000	$(378,254,000)	$(2,560,000)	$513,656,000
Net income (loss)	—	—	—	—	—	—	8,440,000	—	8,440,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	908,000	908,000
Share-based compensation, net	—	—	468,000	28,000	1,301,000	(144,000)	—	—	1,185,000
Net proceeds from sales of Series B shares	2,521,000	61,874,000	—	—	—	(2,025,000)	—	—	59,849,000
Redemption of Series A shares	(1,408,000)	(34,882,000)	—	—	—	1,056,000	(1,166,000)	—	(34,992,000)
Common stock sales and issuance expenses, net	—	—	1,000	—	—	3,000	—	—	3,000
Preferred stock dividends	—	—	—	—	—	—	(7,209,000)	—	(7,209,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(7,205,000)	—	(7,205,000)
Conversions of OP Units into common stock	—	—	2,000	—	—	13,000	—	—	13,000
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	(93,000)	—	—	(93,000)
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	—

Balance, June 30, 2013	7,950,000	$190,661,000	72,288,000	$4,337,000	$(20,401,000)	$747,004,000	$(385,394,000)	$(1,652,000)	$534,555,000

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity
Balance, December 31, 2012	$6,081,000	$1,390,000	$7,471,000	$521,127,000
Net income (loss)	(103,000)	1,000	(102,000)	8,338,000
Unrealized gain on change in fair value of cash flow hedges	—	2,000	2,000	910,000
Share-based compensation, net	—	—	—	1,185,000
Net proceeds from sales of Series B shares	—	—	—	59,849,000
Redemption of Series A shares	—	—	—	(34,992,000)
Common stock sales and issuance expenses, net	—	—	—	3,000
Preferred stock dividends	—	—	—	(7,209,000)
Distributions to common shareholders/noncontrolling interests	—	(20,000)	(20,000)	(7,225,000)
Conversions of OP Units into common stock	—	(13,000)	(13,000)	—
Reallocation adjustment of limited partners’ interest	—	65,000	65,000	(28,000)
Disposition of noncontrolling interest	81,000	—	81,000	81,000

Balance, June 30, 2013	$6,059,000	$1,425,000	$7,484,000	$542,039,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended June 30,
	2013	2012
Cash flow from operating activities:
Net income	$8,338,000	$1,027,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint venture	—	(1,021,000)
Distributions from unconsolidated joint venture	—	1,021,000
Impairment reversals, net	(1,100,000)	(1,138,000)
Gain on extinguishment of debt	(1,298,000)	—
Gain on sales	(346,000)	(829,000)
Straight-line rents	(894,000)	(566,000)
Provision for doubtful accounts	986,000	1,469,000
Depreciation and amortization	19,585,000	25,543,000
Amortization of intangible lease liabilities	(2,293,000)	(2,990,000)
Expense and market price adjustments relating to share-based compensation, net	1,548,000	1,554,000
Amortization (including accelerated write-off) of deferred financing costs	1,326,000	3,786,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(1,705,000)	(163,000)
Prepaid expenses and other	1,317,000	5,584,000
Accounts payable and accrued liabilities	(1,288,000)	(5,253,000)

Net cash provided by operating activities	24,176,000	28,024,000

Cash flow from investing activities:
Expenditures for real estate improvements	(9,920,000)	(11,573,000)
Net proceeds from sales of real estate	17,381,000	16,761,000
Repayment of note receivable	1,100,000	—
Distributions of capital from unconsolidated joint venture	—	1,628,000
Construction escrows and other	2,074,000	1,446,000

Net cash provided by investing activities	10,635,000	8,262,000

Cash flow from financing activities:
Net advances/(repayments) under credit facility	2,000,000	13,183,000
Mortgage repayments	(49,689,000)	(31,851,000)
Payments of debt financing costs	(51,000)	(4,268,000)
Noncontrolling interests:
Distributions to consolidated joint venture minority interests	—	(3,566,000)
Distributions to limited partners	(28,000)	(71,000)
Net proceeds from sales of common stock	3,000	(170,000)
Net proceeds from sales of preferred stock	59,849,000	9,764,000
Redemption of preferred stock	(34,992,000)	(9,425,000)
Preferred stock dividends	(7,225,000)	(7,279,000)
Distributions to common shareholders	(7,205,000)	(7,079,000)

Net cash (used in) financing activities	(37,338,000)	(40,762,000)

Net (decrease) in cash and cash equivalents	(2,527,000)	(4,476,000)
Cash and cash equivalents at beginning of period	7,522,000	12,070,000

Cash and cash equivalents at end of period	$4,995,000	$7,594,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At June 30, 2013, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2013, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at June 30, 2013) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 279,000 OP Units outstanding at June 30, 2013 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

June 30, 2013

(unaudited)

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Six months ended June 30,
	2013	2012
Supplemental disclosure of cash activities:
Cash paid for interest	$18,850,000	$22,902,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and deferred financing costs	587,000	745,000
Conversions of OP Units into common stock	13,000	7,895,000
Mortgage loans payable assumed by buyers	—	4,148,000

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

Note 3. Real Estate

At June 30, 2013, substantially all of the Company’s real estate was pledged as collateral for either mortgage loans payable or the Company’s credit facility. See Note 6 – “Debt” for information relating to the amendment, on an unsecured basis, of the Company’s credit facility.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 4 – Properties Held For Sale and Related Transactions

The Company conducts a continuing review of the values for all remaining properties “held for sale/conveyance” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses, if no contract amounts were as yet being negotiated, as discussed in more detail in Note 5 — “Fair Value Measurements”, (3) an “as is” appraisal with respect to the Philadelphia Redevelopment Property, or (4) with respect to land parcels, estimated sales prices, less cost to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s plan to dispose of properties reclassified to “held for sale/conveyance”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflected that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

On June 5, 2013, the Company sold, through a short sale, Westlake Discount Drug Mart Plaza for net proceeds of $2.1 million. As of that date, the balance of the mortgage loan payable secured by the sold property, including accrued interest and real estate taxes, totaled $3.4 million. The lender accepted the net proceeds of $2.1 million in full satisfaction of the mortgage loan payable and related accrued interest. As a result, the Company recorded a gain on extinguishment of debt of $1.3 million during the second quarter of 2013, which is included in discontinuing operations in the accompanying consolidated statements of operations.

As of June 30, 2013, the Company was in the process of negotiating with the respective lenders to three of its properties (Roosevelt II, Gahanna Discount Drug Mart Plaza, and McCormick Place) to convey the properties either through short sale, foreclosure, or deed-in-lieu of foreclosure processes (mortgage loans payable and accrued interest and real estate taxes aggregated $21.5 million at that date). In connection with these conveyances, each applicable subsidiary borrower has stopped paying monthly mortgage payments and is currently in default on these non-recourse mortgages. At the time of such conveyances, the Company would recognize gains (an aggregate of approximately $10.7 million as of June 30, 2013) based on the excess of the carrying amounts of the liabilities (mortgage principal and any accrued property-related expenses) over the carrying amounts of the properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

The following is a summary of the components of income from discontinued operations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenues:
Rents	$1,428,000	$4,503,000	$3,232,000	$9,650,000
Expense recoveries and other	441,000	1,134,000	999,000	2,595,000

Total revenues	1,869,000	5,637,000	4,231,000	12,245,000

Expenses:
Operating, maintenance and management	661,000	1,905,000	2,075,000	3,804,000
Real estate and other property-related taxes	512,000	832,000	1,038,000	2,031,000
Depreciation and amortization	—	28,000	—	76,000
Interest	415,000	1,914,000	909,000	3,894,000
Early extinguishment of debt costs	—	—	437,000	—

Total expenses	1,588,000	4,679,000	4,459,000	9,805,000

Income (loss) from discontinued operations before impairments	281,000	958,000	(228,000)	2,440,000
Impairment reversals, net	—	—	—	1,138,000

Income (loss) from discontinued operations	$281,000	$958,000	$(228,000)	$3,578,000

Gain on extinguishment of debt	$1,298,000	$—	$1,298,000	$—

Gain on sales of discontinued operations	$—	$293,000	$—	$750,000

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

During the six months ended June 30, 2013, the Company completed the following transactions related to properties “held for sale/conveyance”:

	Percent		Date	Sales	Gain on
Property	Sold	Location	Sold	Price	Sale
Discontinued operations:
East Chestnut	100%	Lancaster, PA	1/2/2013	$3,100,000	$—
Columbia Mall	100%	Bloomsburg, PA	4/17/2013	$2,775,000	$—
Heritage Crossing	100%	Limerick, PA	5/9/2013	$9,400,000	$—
Westlake Discount Drug Mart Plaza	100%	Westlake, OH	6/5/2013	$2,240,000	$—
Continuing operations:
Huntingdon Plaza land parcel	100%	Huntingdon, PA	3/29/2013	$390,000	$291,000

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

The valuation of the liability for the Company’s interest rate swaps, which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of June 30, 2013, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, respectively:

	Assets/Liabilities Measured at Fair Value on a
	Recurring Basis
	June 30, 2013
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$396,000	$—	$—	$396,000

Share-based compensation liabilities (b)	$391,000	$—	$—	$391,000

Interest rate swaps liability (b)	$—	$837,000	$—	$837,000

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$450,000	$—	$—	$450,000

Share-based compensation liabilities (b)	$445,000	$—	$—	$445,000

Interest rate swaps liability (b)	$—	$1,577,000	$—	$1,577,000

(a)	Included in other assets in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The fair value of the Company’s fixed rate mortgage loans was estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of June 30, 2013 and December 31, 2012, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be a Level 3 within the valuation hierarchy, were approximately $519.2 million and $565.4 million, respectively; the carrying values of such loans were $499.3 million and $544.8 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, respectively:

	Assets Measured at Fair Value on a
	Non-Recurring Basis
	June 30, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$544,000	$64,482,000	$65,026,000

	December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$15,574,000	$62,219,000	$77,793,000

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value at	Valuation	Unobservable	Range
	June 30, 2013	Technique	inputs	(weighted average)
Real estate held for sale/conveyance:
Operating retail real estate (six properties)	$52,566,000	Discounted cash flow	Capitalization rates	7.8% to 11.0% (8.8%)
			Discount rates	9.2% to 12.8% (9.9%)
Land development property	10,325,000	Discounted cash flow	Capitalization rate	7.3%
			Discount rate	7.8%
Land (three parcels)	1,591,000	Sales comparison approach	Price per acre	$25,000 to $156,000 per acre
				($49,000 per acre)

	$64,482,000

Note 6. Debt

Credit Facility

On August 1, 2013, the Company amended and extended, on an unsecured basis, its credit facility. The new facility, an aggregate of $310 million, is comprised of a three-year $260 million revolving credit facility, expiring on August 1, 2016, and a five-year $50 million term loan, expiring on August 1, 2018. Subject to customary conditions, the revolving credit facility may be extended, at the Company’s option, for two additional one-year periods. Under an accordion feature, the new facility can be increased to $500 million, subject to customary conditions, and lending commitments from participating banks.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Borrowings under the new facility are initially priced at LIBOR plus 195 bps (a weighted average rate of 2.2% per annum at closing), and can range from LIBOR plus 165 bps to 225 bps based on the Company’s leverage ratio. At the closing, the Company had $122.5 million outstanding under the revolving credit facility (reflecting a borrowing, on July 30, 2013, to pay off a property-specific mortgage) and $50.0 million outstanding under the term loan, and had $117.3 million available for additional borrowings. In connection with the transaction, the Company paid fees and legal expenses of approximately $1.7 million.

The new facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the new facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the new facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the new facility could result in the acceleration of the related debt.

Mortgage loans payable

During the three and six months ended June 30, 2013, the Company paid off $4.7 million and $42.7 million of mortgage loans payable, respectively, of which $4.7 million and $37.3 million, respectively, represented prepayments. In this connection, during the three and six months ended June 30, 2013, the Company incurred charges relating to early extinguishment of debt (prepayment penalty and accelerated amortization of deferred financing costs) of approximately $21,000 and $543,000 (including $437,000 classified as discontinued operations), respectively.

Derivative financial instruments

At June 30, 2013, the Company had two mortgage loans payable aggregating approximately $25.7 million subject to interest rate swaps. Such interest rate swaps converted LIBOR-based variable rates to fixed rates of 5.2% and 6.5% per annum. At that date, the Company had accrued liabilities of $0.8 million (included in accounts payable and accrued liabilities on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to existing mortgage loans payable. Charges and/or credits relating to the changes in fair values of such interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

The following is a summary of the derivative financial instruments held by the Company at June 30, 2013 and December 31, 2012:

			Notional values				Balance	Fair value
Designation/ Cash flow	Derivative	Count	June 30, 2013	Count	December 31, 2012	Maturity dates	sheet location	June 30, 2013	December 31, 2012
	Interest rate swaps						Accrued liabilities
Qualifying	Consolidated	2	$25,746,000	3	$31,417,000	2013-2018	Consolidated	$837,000	$1,577,000

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2013 and 2012, respectively:

		Amount of gain recognized in other
		comprehensive income (loss) (effective portion)
Designation/		Three months ended June 30,			Six months ended June 30,
Cash flow	Derivative	2013		2012	2013		2012
Qualifying	Consolidated	$570,000	(a)	$21,000	$910,000	(a)	$309,000

Qualifying	Cedar/RioCan Joint Venture	$—		$4,000	$—		$58,000

(a)	Of this amount, $310,000 and $643,000 for the three and six months ended June 30, 2013, respectively, was reclassified from other comprehensive income to interest expense in the consolidated statements of operations.

As of June 30, 2013, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of June 30, 2013, if a counterparty were to default, the Company would receive a net interest benefit.

Note 7. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company's consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

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

The following table provides a summary of dividends declared and paid per share:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Common stock	$0.050	$0.050	$0.100	$0.100
Cumulative Redeemable Preferred Stock:
8.875% Series A	$—	$0.555	$0.555	$1.109
7.250% Series B	$0.453	$—	$0.906	$—

On July 26, 2013, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s 7.25% Series B Preferred Stock. The distributions are payable on August 20, 2013 to shareholders of record on August 9, 2013.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 9. Revenues

Rental revenues for the three and six months ended June 30, 2013 and 2012, respectively, are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Base rents	$26,883,000	$24,761,000	$53,453,000	$49,523,000
Percentage rent	206,000	174,000	337,000	464,000
Straight-line rents	393,000	246,000	894,000	560,000
Amortization of intangible lease liabilities	1,050,000	1,732,000	2,293,000	2,990,000

Total rents	$28,532,000	$26,913,000	$56,977,000	$53,537,000

Note 10. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and six months ended June 30, 2013 and 2012, respectively:

	Three months ended June 30,		Six months ended June 30,
	2013	2012 (a)	2013	2012 (a)
Share-based compensation:
Expense relating to share grants	$942,000	$845,000	$1,776,000	$1,736,000
Adjustments to reflect changes in market price of Company’s common stock	—	(20,000)	—	10,000
Amounts capitalized	(115,000)	(95,000)	(228,000)	(192,000)

Total charged to operations	$827,000	$730,000	$1,548,000	$1,554,000

(a)	Includes expense relating to grants previously recorded as equity and liability awards.

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. During the three and six months ended June 30, 2013, there were 0 and 584,000 time-based restricted shares issued, respectively, with a weighted average grant date fair value of $0 and $5.65 per share, respectively. At June 30, 2013, approximately 1.8 million shares remained available for grants pursuant to the 2012 Plan.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Note 11. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended June 30, 2013 and 2012, the Company had 4.0 million and 3.1 million, respectively, of weighted average unvested restricted shares outstanding. For the six months ended June 30, 2013 and 2012, the Company had 3.8 million and 3.1 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2013 and 2012, respectively:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Numerator
Income (loss) from continuing operations	$2,907,000	$4,644,000	$7,268,000	$(3,301,000)
Preferred stock dividends	(3,602,000)	(3,607,000)	(7,209,000)	(7,138,000)
Preferred stock redemption costs	—	(382,000)	(1,166,000)	(382,000)
Net loss attributable to noncontrolling interests	99,000	124,000	106,000	301,000
Net earnings allocated to unvested shares	(198,000)	(295,000)	(371,000)	(448,000)

(Loss) income from continuing operations attributable to common shareholders	(794,000)	484,000	(1,372,000)	(10,968,000)
Results from discontinued operations, net of noncontrolling interests	1,573,000	457,000	1,066,000	2,416,000

Net income (loss) attributable to common shareholders, basic and diluted	$779,000	$941,000	$(306,000)	$(8,552,000)

Denominator
Weighted average number of vested common shares outstanding	68,345,000	68,038,000	68,342,000	67,787,000

Earnings (loss) per common share, basic and fully diluted
Continuing operations	$(0.01)	$0.01	$(0.02)	$(0.16)
Discontinued operations	0.02	$0.00	0.02	$0.03

	$0.01	$0.01	$0.00	$(0.13)

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2013

(unaudited)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 281,000 and 462,000 for the three months ended June 30, 2013 and 2012, respectively, and 281,000 and 637,000 for the six months ended June 30, 2013 and 2012, respectively. In addition, warrants for the purchase of OP Units, which expired on May 31, 2012, have been excluded as they were anti-dilutive for all applicable periods.

Note 12. Subsequent Events

In determining subsequent events, management reviewed all activity from July 1, 2013 through the date of filing this Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust which focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At June 30, 2013, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.8 million square feet of gross leasable area (“GLA”). The portfolio was 92.7% leased and 92.0% occupied at June 30, 2013.

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

Results of Operations

Comparison of three months ended June 30, 2013 and 2012

			Change
	2013	2012	Dollars	Percent
Revenues	$35,371,000	$36,898,000	$(1,527,000)	-4.1%
Property operating expenses	10,083,000	9,745,000	338,000	3.5%

Property operating income	25,288,000	27,153,000	(1,865,000)	-6.9%
General and administrative	(3,456,000)	(3,737,000)	281,000	-7.5%
Depreciation and amortization	(9,763,000)	(9,768,000)	5,000	-0.1%
Interest expense	(9,143,000)	(9,721,000)	578,000	-5.9%
Early extinguishment of debt costs	(21,000)	—	(21,000)	n/a
Interest income	2,000	62,000	(60,000)	-96.8%
Equity in income of unconsolidated joint venture	—	576,000	(576,000)	-100.0%
Gain on sale	—	79,000	(79,000)	n/a

Income from continuing operations	2,907,000	4,644,000	(1,737,000)
Discontinued operations:
Income from operations	281,000	958,000	(677,000)	-70.7%
Gain on extinguishment of debt	1,298,000	—	1,298,000	n/a
Gain on sales	—	293,000	(293,000)	n/a

Net income	4,486,000	5,895,000	(1,409,000)
Net (loss) income attributable to noncontrolling interests	(93,000)	670,000	(763,000)

Net income attributable to Cedar Realty Trust, Inc.	$4,579,000	$5,225,000	$(646,000)

Properties held in both periods. The Company held 66 properties (excluding properties “held for sale/conveyance”) during the three months ended June 30, 2013 and 2012.

Revenues were lower primarily as a result of (1) a decrease in lease termination fee income from a tenant which vacated its space during the three months ended June 30, 2012 ($3.0 million), and (2) a decrease in management fee income related to the Cedar/RioCan joint venture ($0.5 million); the management agreement was terminated effective January 31, 2013, off-set by (3) rental revenues and expense recoveries at a property acquired in the fourth quarter of 2012 ($1.8 million), and (4) increases in rental revenues and expense recoveries at re-development properties ($0.2 million).

Property operating expenses were higher primarily as a result of property operating expenses at a property acquired in the fourth quarter of 2012 ($0.4 million), offset by (1) a decrease in payroll and related benefits and costs ($0.1 million), and (2) a decrease in bad debt expense ($0.1 million).

General and administrative expenses were lower primarily as a result of decreases in payroll and related benefits resulting from employee headcount reductions implemented by management in the latter part of 2012.

Depreciation and amortization expenses were consistent as a result of the completion of scheduled depreciation and amortization, offset by the acquisition of a property in the fourth quarter of 2012.

Interest expense decreased primarily as a result of (1) a lower overall weighted average interest rate ($0.5 million), and (2) a decrease in the principal balance of outstanding debt ($0.3 million), offset by a decrease in the amount of interest capitalized ($0.2 million).

Equity in income of unconsolidated joint venture in 2012 relates to the Cedar/RioCan joint venture, which the Company exited in October 2012.

Gain on sale in 2012 relates to the sale of a land parcel treated as “held for sale/conveyance”.

Discontinued operations for 2013 and 2012 include the results of operations, gain on extinguishment of debt, and gain on sales for properties sold or treated as “held for sale/conveyance”, as more fully discussed elsewhere in this report.

Comparison of six months ended June 30, 2013 and 2012

			Change
	2013	2012	Dollars	Percent
Revenues	$72,334,000	$71,282,000	$1,052,000	1.5%
Property operating expenses	21,746,000	20,495,000	1,251,000	6.1%

Property operating income	50,588,000	50,787,000	(199,000)	-0.4%
General and administrative	(6,726,000)	(7,362,000)	636,000	-8.6%
Employee termination costs	(106,000)	—	(106,000)	n/a
Impairment reversal	1,100,000	—	1,100,000	n/a
Depreciation and amortization	(19,585,000)	(25,467,000)	5,882,000	-23.1%
Interest expense	(18,245,000)	(19,876,000)	1,631,000	-8.2%
Early extinguishment of debt costs	(106,000)	(2,607,000)	2,501,000	n/a
Interest income	2,000	124,000	(122,000)	-98.4%
Equity in income of unconsolidated joint venture	—	1,021,000	(1,021,000)	-100.0%
Gain on sales	346,000	79,000	267,000	n/a

Income (loss) from continuing operations	7,268,000	(3,301,000)	10,569,000
Discontinued operations:
(Loss) income from operations	(228,000)	2,440,000	(2,668,000)	-109.3%
Impairment reversals, net	—	1,138,000	(1,138,000)	n/a
Gain on extinguishment of debt	1,298,000	—	1,298,000	n/a
Gain on sales	—	750,000	(750,000)	n/a

Net income	8,338,000	1,027,000	7,311,000
Net (loss) income attributable to noncontrolling interests	(102,000)	1,611,000	(1,713,000)

Net income (loss) attributable to Cedar Realty Trust, Inc.	$8,440,000	$(584,000)	$9,024,000

Properties held in both periods. The Company held 66 properties (excluding properties “held for sale/conveyance”) during the six months ended June 30, 2013 and 2012.

Revenues were higher primarily as a result of (1) rental revenues and expense recoveries at a property acquired in the fourth quarter of 2012 ($3.6 million), (2) increases in rental revenues and expense recoveries at the Company’s operating properties ($1.2 million), and (3) increases in rental revenues and expense recoveries at re-development properties ($0.3 million), offset by (4) a decrease in lease termination fee income from a tenant which vacated its space during the six months ended June 30, 2012 ($3.0 million), and (5) a decrease in management fee income relating to the Cedar/RioCan joint venture ($1.0 million); the management agreement was terminated effective January 31, 2013.

Property operating expenses were higher primarily as a result of (1) property operating expenses at a property acquired in the fourth quarter of 2012 ($1.0 million), and (2) an increase in snow removal costs ($0.9 million), offset by (3) a decrease in payroll and related benefits and costs ($0.6 million), and (4) a decrease in bad debt expense ($0.1 million).

General and administrative expenses were lower primarily as a result of decreases in payroll and related benefits resulting from employee headcount reductions implemented by management in the latter part of 2012.

Impairment reversal in 2013 relates to the partial cash recovery on a loan receivable previously written off, as more fully discussed elsewhere in this report.

Depreciation and amortization expenses were lower primarily as a result of (1) the lease up of a vacant space at a redevelopment property in 2012 which required the demolition of an existing building and the related accelerated depreciation expense ($6.2 million), and (2) the completion of scheduled depreciation and amortization ($1.0 million), offset by the acquisition of a property in the fourth quarter of 2012 ($1.4 million).

Interest expense decreased primarily as a result of (1) a lower overall weighted average interest rate ($1.4 million), and (2) a decrease in the principal balance of outstanding debt ($0.3 million), offset by a decrease in the amount of interest capitalized ($0.2 million).

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

Gain on sales in 2013 and 2012 relates to the sale of land parcels treated as “held for sale/conveyance”.

Discontinued operations for 2013 and 2012 include the results of operations, impairment reversals, gain on extinguishment of debt, and gain on sales for properties sold or treated as “held for sale/conveyance”, as more fully discussed elsewhere in this report.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Consolidated operating income	$12,069,000	$13,648,000	$25,271,000	$17,958,000
Add:
General and administrative	3,456,000	3,737,000	6,726,000	7,362,000
Employee termination costs	—	—	106,000	—
Impairment reversal	—	—	(1,100,000)	—
Depreciation and amortization	9,763,000	9,768,000	19,585,000	25,467,000
Corporate costs included in property expenses	1,276,000	1,367,000	2,661,000	3,228,000
Less:
Management fee income	—	(631,000)	(191,000)	(1,277,000)
Straight-line rents	(393,000)	(246,000)	(894,000)	(560,000)
Amortization of intangible lease liabilities	(1,050,000)	(1,732,000)	(2,293,000)	(2,990,000)
Internal management fees charged to properties	(920,000)	(855,000)	(1,813,000)	(1,713,000)
Other	(242,000)	(3,045,000)	(386,000)	(3,011,000)

Consolidated NOI	23,959,000	22,011,000	47,672,000	44,464,000
Less NOI related to properties not defined as same-property	(4,508,000)	(2,755,000)	(8,669,000)	(5,688,000)

Same-property NOI	$19,451,000	$19,256,000	$39,003,000	$38,776,000

Number of same properties	61		61
Same-property occupancy, end of period	93.4%	92.5%	93.4%	92.5%
Same-property leased, end of period	93.9%	93.8%	93.9%	93.8%
Same-property average base rent, end of period	$12.20	$12.05	$12.20	$12.05

Same-property NOI for the comparative three and six month periods increased by 1.0% and 0.6%, respectively. The results reflect an increase in average base rent at the properties of $0.15, offset by the negative impact of replacing the dark anchor at Oakland Commons, located in Bristol, Connecticut. By excluding the down time impact prior to Wal-Mart taking possession of the space, same-property NOI growth would have increased to 1.4% and 1.3% for the comparative three and six month periods, respectively. Results for the six months ended June 30, 2013 were also negatively impacted by significantly higher snow removal costs. If snow removal costs for 2013 were the same as 2012, same-property NOI for the six months ended June 30, 2013 would have increased to 1.6%.

Leasing Activity

The following is a summary of the Company’s leasing activity during the six months ended June 30, 2013:

						Tenant
	Leases		New rent	Prior rent	Cash basis	improvements
	signed	GLA	per sq.ft. ($)	per sq.ft. ($)	% change	per sq.ft. ($) (a)
Renewals	51	451,200	12.91	11.86	8.9%	0.00
New Leases - Comparable	18	55,000	14.94	13.02	14.8%	24.76
New Leases - Non-Comparable	8	68,700	8.84	n/a	n/a	8.61

Total (b)	77	574,900	12.62	n/a	n/a	3.40

(a)	Includes tenant allowance and landlord work. Excludes first generation space.
(b)	For the six months ended June 30, 2013, legal fees and lease commissions averaged a combined total of $2.38 per square foot.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common stock dividend distributions and distributions to minority interest partners, if made, primarily from its operations. The Company may also use its credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, remaining development costs, capital improvements, joint venture requirements, and maturing debt initially with its credit facility, and ultimately through a combination of issuing and/or assuming additional mortgage debt, the sale of equity securities, the issuance of additional OP Units, and/or the sale of properties. Although the Company believes it has access to secured and unsecured financing, there can be no assurance that the Company will have the availability of mortgage financing on completed development projects, additional construction financing, or proceeds from the refinancing of existing debt.

Debt is comprised of the following at June 30, 2013:

		Interest rates
Description	Balance outstanding	Weighted - average	Range
Fixed-rate mortgages (a)	$499,272,000	5.5%	3.1% -7.5%
Variable-rate mortgage	59,951,000	3.0%

Total property-specific mortgages	559,223,000	5.2%
Credit facility	158,000,000	2.8%

	$717,223,000	4.7%

(a)	At June 30, 2013, the Company had two mortgage loans payable aggregating approximately $25.7 million subject to interest rate swaps which converted LIBOR-based variable rates to fixed annual rates of 5.2% and 6.5% per annum.

On August 1, 2013, the Company amended and extended, on an unsecured basis, its credit facility. The new facility, an aggregate of $310 million, is comprised of a three-year $260 million revolving credit facility, expiring on August 1, 2016, and a five-year $50 million term loan, expiring on August 1, 2018. Subject to customary conditions, the revolving credit facility may be extended, at the Company’s option, for two additional one-year periods. Under an accordion feature, the new facility can be increased to $500 million, subject to customary conditions, and lending commitments from participating banks.

Borrowings under the new facility are initially priced at LIBOR plus 195 bps (a weighted average rate of 2.2% per annum at closing), and can range from LIBOR plus 165 bps to 225 bps based on the Company’s leverage ratio. At the closing, the Company had $122.5 million outstanding under the revolving credit facility (reflecting a borrowing, on July 30, 2013, to pay off a property-specific mortgage) and $50.0 million outstanding under the term loan, and had $117.3 million available for additional borrowings. In connection with the transaction, the Company paid fees and legal expenses of approximately $1.7 million.

The new facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the new facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the new facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the new facility could result in the acceleration of the related debt.

Property-specific mortgage loans payable at June 30, 2013 consisted of fixed-rate notes totaling $499.3 million, with a weighted average interest rate of 5.5%, and a LIBOR-based variable-rate note totaling $60.0 million, with an effective interest rate of 3.0% per annum at that date. For the remainder of 2013, the Company has approximately $4.4 million of scheduled debt principal amortization payments and a scheduled balloon payment of $13.7 million.

Mortgage loans payable and the credit facility have an overall weighted average interest rate of 4.7% (4.5% after the amendment to the credit facility) and mature at various dates through 2029. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

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

Net Cash Flows

	June 30,
	2013	2012
Cash flows provided by (used in):
Operating activities	$24,176,000	$28,024,000
Investing activities	$10,635,000	$8,262,000
Financing activities	$(37,338,000)	$(40,762,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, decreased to $25.9 million for the six months ended June 30, 2013 from $27.9 million for the six months ended June 30, 2012, reflecting the reduced results from properties sold and the Company’s exit for the Cedar/RioCan joint venture. The comparative net changes in operating assets and liabilities were primarily the result of increased unbilled snow removal costs.

Investing Activities

Net cash flows provided by investing activities were primarily the result of the Company’s property disposition activities and expenditures for property improvements. During the six months ended June 30, 2013, the Company received proceeds from sales of properties treated as discontinued operations ($17.4 million), proceeds released from escrows ($2.1 million), and the repayment of a note receivable ($1.1 million), offset by expenditures for property improvements ($9.9 million). During the six months ended June 30, 2012, the Company received proceeds from the sale of real estate ($16.8 million), had distributions of capital from an unconsolidated joint venture ($1.6 million), and proceeds released from escrows ($1.4 million), offset by expenditures for property improvements ($11.6 million).

Financing Activities

During the six months ended June 30, 2013, the Company had repayments of mortgage obligations ($49.7 million), the redemption of the 8.875% Series A Cumulative Redeemable Preferred Stock ($35.0 million), and preferred and common stock distributions ($14.4 million), offset by proceeds from the sale of the 7.25% Series B Cumulative Redeemable Preferred Stock ($59.8 million), and net advances under the credit facility ($2.0 million). During the six months ended June 30, 2012, the Company had repayments of mortgage obligations ($31.9 million), preferred and common stock distributions ($14.4 million), redemptions and repurchase of the 8.875% Series A Cumulative Redeemable Preferred Stock ($9.4 million), the payment of debt financing costs ($4.3 million), and distributions to noncontrolling interests (minority interests and limited partners-$3.6 million), offset by net advances under the credit facility ($13.2 million), and proceeds from the sale of the 7.25% Series B Cumulative Redeemable Preferred Stock ($9.8 million).

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

The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding impairment charges, gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net loss attributable to common shareholders	$977,000	$1,236,000	$65,000	$(8,104,000)
Add (deduct):
Real estate depreciation and amortization	9,657,000	9,712,000	19,386,000	25,392,000
Limited partners’ interest	4,000	8,000	1,000	(97,000)
Impairment reversals, net	—	—	(1,100,000)	(1,138,000)
Gain on sales	—	(372,000)	(346,000)	(829,000)
Consolidated minority interests:
Share of (loss) income	(97,000)	662,000	(103,000)	1,708,000
Share of FFO	(278,000)	(1,377,000)	(695,000)	(2,791,000)
Unconsolidated joint venture:
Share of income	—	(576,000)	—	(1,021,000)
Share of FFO	—	1,587,000	—	3,056,000

FFO	$10,263,000	$10,880,000	$17,208,000	$16,176,000

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

The Company is exposed to interest rate changes primarily through (1) the variable-rate credit facility used to maintain liquidity, fund capital expenditures and redevelopment activities, and expand its real estate investment portfolio, and (2) property-specific variable-rate mortgage financing. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At June 30, 2013, the Company had two mortgage loans payable aggregating approximately $25.7 million subject to interest rate swaps which converted LIBOR-based variable rates to fixed rates of 5.2% and 6.5% per annum. At that date, the Company had accrued liabilities of $0.8 million (included in accounts payable and accrued liabilities on the consolidated balance sheet) relating to the fair value of interest rate swaps applicable to these mortgage loans payable.

At June 30, 2013, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (including the Company’s variable-rate credit facility). The average interest rate on the $499.3 million of fixed-rate indebtedness outstanding was 5.5%, with maturities at various dates through 2029. The average interest rate on the $218.0 million of variable-rate debt (including $158.0 million in advances under the Company’s credit facility) was 2.9% (2.4% after the amendment to the credit facility). With respect to the $218.0 million of variable-rate debt outstanding at June 30, 2013, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $2.2 million per annum.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of June 30, 2013, and have determined that such disclosure controls and procedures are effective.

During the three months ended June 30, 2013, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II Other Information

Item 6.	Exhibits

Exhibit 10.1	Second Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of August 1, 2013.

Exhibit 31	Section 302 Certifications

Exhibit 32	Section 906 Certifications

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

August 6, 2013