Form 10-Q
period 2013-09-30
CEDAR REALTY TRUST, INC.
filed 2013-11-07
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 31, 2013, there were 72,286,478 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Real estate:
Land	$282,710,000	$282,318,000
Buildings and improvements	1,185,861,000	1,178,111,000

	1,468,571,000	1,460,429,000
Less accumulated depreciation	(268,309,000)	(237,751,000)

Real estate, net	1,200,262,000	1,222,678,000
Real estate held for sale/conveyance	66,079,000	77,858,000
Cash and cash equivalents	5,443,000	7,522,000
Restricted cash	11,174,000	13,752,000
Receivables	20,581,000	18,289,000
Other assets and deferred charges, net	32,870,000	29,804,000

Total assets	$1,336,409,000	$1,369,903,000

Liabilities and equity
Mortgage loans payable	$543,279,000	$605,216,000
Mortgage loans payable - real estate held for sale/conveyance	18,327,000	23,258,000
Credit facility	180,000,000	156,000,000
Accounts payable and accrued liabilities	27,694,000	28,179,000
Unamortized intangible lease liabilities	26,974,000	30,508,000
Unamortized intangible lease liabilities - real estate held for sale/conveyance	4,115,000	4,992,000

Total liabilities	800,389,000	848,153,000

Noncontrolling interest - limited partners’ mezzanine OP Units	465,000	623,000
Commitments and contingencies	—	—
Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series A ($25.00 per share liquidation value, 0 and 1,410,000, shares authorized, respectively, 0 and 1,408,000 shares, issued and outstanding, respectively)	—	34,882,000
Series B ($25.00 per share liquidation value, 10,000,000 and 7,500,000 shares authorized, respectively, 7,950,000 and 5,429,000 shares, issued and outstanding, respectively)	190,661,000	128,787,000
Common stock ($.06 par value, 150,000,000 shares authorized, 72,289,000 and 71,817,000 shares, issued and outstanding, respectively)	4,337,000	4,309,000
Treasury stock (3,522,000 and 3,822,000 shares, respectively, at cost)	(20,296,000)	(21,702,000)
Additional paid-in capital	748,130,000	748,194,000
Cumulative distributions in excess of net income	(392,487,000)	(378,254,000)
Accumulated other comprehensive loss	(1,486,000)	(2,560,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	528,859,000	513,656,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	5,345,000	6,081,000
Limited partners’ OP Units	1,351,000	1,390,000

Total noncontrolling interests	6,696,000	7,471,000

Total equity	535,555,000	521,127,000

Total liabilities and equity	$1,336,409,000	$1,369,903,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Operations

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Rents	$28,557,000	$26,608,000	$85,315,000	$80,145,000
Expense recoveries	6,770,000	5,973,000	21,704,000	19,257,000
Other	111,000	908,000	499,000	5,369,000

Total revenues	35,438,000	33,489,000	107,518,000	104,771,000

Expenses:
Operating, maintenance and management	5,740,000	5,295,000	18,324,000	17,162,000
Real estate and other property-related taxes	4,571,000	4,389,000	13,673,000	13,015,000
General and administrative	3,248,000	3,637,000	9,974,000	10,999,000
Employee termination costs	—	1,131,000	106,000	1,131,000
Impairment reversal	—	—	(1,100,000)	—
Depreciation and amortization	13,494,000	9,254,000	33,079,000	34,721,000

Total expenses	27,053,000	23,706,000	74,056,000	77,028,000

Operating income	8,385,000	9,783,000	33,462,000	27,743,000
Non-operating income and expense:
Interest expense	(8,810,000)	(9,603,000)	(27,055,000)	(29,479,000)
Early extinguishment of debt costs	—	—	(106,000)	(2,607,000)
Interest income	1,000	63,000	3,000	187,000
Equity in income of unconsolidated joint venture	—	411,000	—	1,432,000
Gain on sales	—	402,000	346,000	481,000

Total non-operating income and expense	(8,809,000)	(8,727,000)	(26,812,000)	(29,986,000)

(Loss) income from continuing operations	(424,000)	1,056,000	6,650,000	(2,243,000)
Discontinued operations:
Income from operations	486,000	1,242,000	452,000	3,680,000
Impairment reversals, net	—	—	—	1,138,000
Gain on extinguishment of debt	—	—	1,298,000	—
Gain on sales	—	—	—	750,000

Total discontinued operations	486,000	1,242,000	1,750,000	5,568,000

Net income	62,000	2,298,000	8,400,000	3,325,000
Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	49,000	(2,564,000)	152,000	(4,272,000)
Limited partners’ interest in Operating Partnership	12,000	17,000	11,000	114,000

Total net loss (income) attributable to noncontrolling interests	61,000	(2,547,000)	163,000	(4,158,000)

Net income (loss) attributable to Cedar Realty Trust, Inc.	123,000	(249,000)	8,563,000	(833,000)
Preferred stock dividends	(3,602,000)	(3,877,000)	(10,811,000)	(11,015,000)
Preferred stock redemption costs	—	(173,000)	(1,166,000)	(555,000)

Net (loss) attributable to common shareholders	$(3,479,000)	$(4,299,000)	$(3,414,000)	$(12,403,000)

Per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.06)	$(0.05)	$(0.09)	$(0.20)
Discontinued operations	0.01	(0.02)	0.03	0.01

	$(0.05)	$(0.07)	$(0.06)	$(0.19)

Amounts attributable to Cedar Realty Trust, Inc. common shareholders, net of noncontrolling interests:
(Loss) from continuing operations	$(3,963,000)	$(2,867,000)	$(5,157,000)	$(13,389,000)
Income (loss) from discontinued operations	484,000	(1,432,000)	1,743,000	986,000

Net (loss)	$(3,479,000)	$(4,299,000)	$(3,414,000)	$(12,403,000)

Weighted average number of common shares - basic and diluted	68,365,000	68,232,000	68,350,000	67,932,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$62,000	$2,298,000	$8,400,000	$3,325,000

Other comprehensive income:
Unrealized gain on change in fair value of cash flow hedges:
Consolidated	166,000	174,000	1,076,000	483,000
Unconsolidated	—	20,000	—	78,000

Other comprehensive income	166,000	194,000	1,076,000	561,000

Comprehensive income	228,000	2,492,000	9,476,000	3,886,000
Comprehensive loss (income) attributable to noncontrolling interests	61,000	(2,547,000)	161,000	(4,158,000)

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$289,000	$(55,000)	$9,637,000	$(272,000)

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Nine months ended September 30, 2013

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss)	Total
Balance, December 31, 2012	6,837,000	$163,669,000	71,817,000	$4,309,000	$(21,702,000)	$748,194,000	$(378,254,000)	$(2,560,000)	$513,656,000
Net income (loss)	—	—	—	—	—	—	8,563,000	—	8,563,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,074,000	1,074,000
Share-based compensation, net	—	—	467,000	28,000	1,406,000	981,000	—	—	2,415,000
Net proceeds from sales of Series B shares	2,521,000	61,874,000	—	—	—	(2,025,000)	—	—	59,849,000
Redemption of Series A shares	(1,408,000)	(34,882,000)	—	—	—	1,056,000	(1,166,000)	—	(34,992,000)
Common stock sales and issuance expenses, net	—	—	2,000	—	—	(65,000)	—	—	(65,000)
Preferred stock dividends	—	—	—	—	—	—	(10,811,000)	—	(10,811,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(10,819,000)	—	(10,819,000)
Conversions of OP Units into common stock	—	—	3,000	—	—	24,000	—	—	24,000
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	(35,000)	—	—	(35,000)
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	—

Balance, September 30, 2013	7,950,000	$190,661,000	72,289,000	$4,337,000	$(20,296,000)	$748,130,000	$(392,487,000)	$(1,486,000)	$528,859,000

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity
Balance, December 31, 2012	$6,081,000	$1,390,000	$7,471,000	$521,127,000
Net income (loss)	(152,000)	(9,000)	(161,000)	8,402,000
Unrealized gain on change in fair value of cash flow hedges	—	2,000	2,000	1,076,000
Share-based compensation, net	—	—	—	2,415,000
Net proceeds from sales of Series B shares	—	—	—	59,849,000
Redemption of Series A shares	—	—	—	(34,992,000)
Common stock sales and issuance expenses, net	—	—	—	(65,000)
Preferred stock dividends	—	—	—	(10,811,000)
Distributions to common shareholders/noncontrolling interests	(665,000)	(29,000)	(694,000)	(11,513,000)
Conversions of OP Units into common stock	—	(24,000)	(24,000)	—
Reallocation adjustment of limited partners’ interest	—	21,000	21,000	(14,000)
Disposition of noncontrolling interest	81,000	—	81,000	81,000

Balance, September 30, 2013	$5,345,000	$1,351,000	$6,696,000	$535,555,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flow from operating activities:
Net income	$8,400,000	$3,325,000
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of unconsolidated joint venture	—	(1,432,000)
Distributions from unconsolidated joint venture	—	1,432,000
Impairment reversals, net	(1,100,000)	(1,138,000)
Gain on extinguishment of debt	(1,298,000)	—
Gain on sales	(346,000)	(1,231,000)
Straight-line rents	(1,195,000)	(782,000)
Provision for doubtful accounts	1,188,000	2,053,000
Depreciation and amortization	33,079,000	34,825,000
Amortization of intangible lease liabilities	(3,409,000)	(4,164,000)
Expense and market price adjustments relating to share-based compensation, net	2,692,000	2,614,000
Amortization (including accelerated write-off) of deferred financing costs	1,870,000	4,246,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(2,901,000)	(1,335,000)
Prepaid expenses and other	(4,454,000)	(2,025,000)
Accounts payable and accrued liabilities	1,450,000	294,000

Net cash provided by operating activities	33,976,000	36,682,000

Cash flow from investing activities:
Expenditures for real estate improvements	(14,912,000)	(22,069,000)
Net proceeds from sales of real estate	17,381,000	18,775,000
Repayment of note receivable	1,100,000	—
Distributions of capital from unconsolidated joint venture	—	2,895,000
Construction escrows and other	1,707,000	2,589,000

Net cash provided by investing activities	5,276,000	2,190,000

Cash flow from financing activities:
Net advances/(repayments) under credit facility	24,000,000	(73,317,000)
Mortgage repayments	(65,707,000)	(53,279,000)
Payments of debt financing costs	(1,905,000)	(4,405,000)
Noncontrolling interests:
Distributions to consolidated joint venture minority interests	(665,000)	(3,608,000)
Distributions to limited partners	(40,000)	(85,000)
Redemption of OP Units	(160,000)	—
Common stock sales and issuance expenses, net	(65,000)	(169,000)
Net proceeds from sales of preferred stock	59,849,000	124,370,000
Redemption of preferred stock	(34,992,000)	(12,141,000)
Preferred stock dividends	(10,827,000)	(10,084,000)
Distributions to common shareholders	(10,819,000)	(10,808,000)

Net cash (used in) financing activities	(41,331,000)	(43,526,000)

Net (decrease) in cash and cash equivalents	(2,079,000)	(4,654,000)
Cash and cash equivalents at beginning of period	7,522,000	12,070,000

Cash and cash equivalents at end of period	$5,443,000	$7,416,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At September 30, 2013, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2013, the Company owned a 99.7% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.3% at September 30, 2013) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 248,000 OP Units outstanding at September 30, 2013 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

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

Supplemental Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2013	2012
Supplemental disclosure of cash activities:
Cash paid for interest	$27,646,000	$33,756,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and deferred financing costs	835,000	1,000,000
Conversions of OP Units into common stock	24,000	7,895,000
Mortgage loans payable assumed by buyers	—	4,148,000

Recently-Issued Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued guidance on the presentation and disclosure of reclassification adjustments out of accumulated other comprehensive income (“AOCI”). The standard requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The guidance was effective beginning January 1, 2013 and applied on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 3. Real Estate

On August 16, 2013, the Company exercised the buy/sell option pursuant to the terms of the 60%-owned joint venture originally formed for the development of the Upland Square project, and the Company’s partner opted not to meet the offered purchase option. The Company acquired the remaining 40% interest in the property on October 31, 2013 for approximately $1.6

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

million, reflecting the Company’s preferred interest in the joint venture. The joint venture has historically been consolidated as it was deemed to be a variable interest entity and the Company was the primary beneficiary. Further, the Company has historically included 100% of the joint venture’s results of operations in net income (loss) attributable to common shareholders. Accordingly, the transaction will not have a significant effect on the Company’s consolidated financial statements.

On October 14, 2013, an agreement to acquire a grocery-anchored shopping center located in Fairfield County, Connecticut became non-cancelable. The purchase price for the property will be $34.5 million, plus closing costs, of which approximately $33 million will be initially funded from the Company’s credit facility and the balance by the issuance of OP Units (the number of OP Units to be determined at closing and based on the market price of the Company’s common stock). Closing of the transaction is expected in mid-November 2013.

At September 30, 2013, a number of the Company’s shopping center properties were pledged as collateral for mortgage loans payable. See Note 6 – “Debt” for information relating to the amendment, on an unsecured basis, of the Company’s credit facility.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

extinguishment of debt of $1.3 million during the second quarter of 2013, which is included in discontinuing operations in the accompanying consolidated statements of operations.

As of September 30, 2013, the Company was in the process of negotiating with the respective lenders to three of its properties (Roosevelt II, Gahanna Discount Drug Mart Plaza, and McCormick Place) to convey the properties either through short sale, foreclosure, or deed-in-lieu of foreclosure processes (mortgage loans payable and accrued interest and real estate taxes aggregated $21.8 million at that date). In connection with these conveyances, each applicable subsidiary borrower has stopped paying monthly mortgage payments and is currently in default on these non-recourse mortgages. At the time of such conveyances, the Company would recognize gains (an aggregate of approximately $11.0 million as of September 30, 2013) based on the excess of the carrying amounts of the liabilities (mortgage principal and any accrued property-related expenses) over the carrying amounts of the properties. With respect to Roosevelt II, the lender has agreed to accept a deed in lieu of foreclosure, which is expected to be completed prior to December 31, 2013.

The following is a summary of the components of income from discontinued operations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Rents	$1,414,000	$4,480,000	$4,863,000	$14,124,000
Expense recoveries and other	558,000	1,108,000	1,603,000	3,704,000

Total revenues	1,972,000	5,588,000	6,466,000	17,828,000

Expenses:
Operating, maintenance and management	505,000	1,533,000	2,619,000	5,332,000
Real estate and other property-related taxes	592,000	986,000	1,660,000	3,020,000
Depreciation and amortization	—	28,000	—	104,000
Interest	389,000	1,799,000	1,298,000	5,692,000
Early extinguishment of debt costs	—	—	437,000	—

Total expenses	1,486,000	4,346,000	6,014,000	14,148,000

Income from discontinued operations before impairments	486,000	1,242,000	452,000	3,680,000
Impairment reversals, net	—	—	—	1,138,000

Income from discontinued operations	$486,000	$1,242,000	$452,000	$4,818,000

Gain on extinguishment of debt	$—	$—	$1,298,000	$—

Gain on sales of discontinued operations	$—	$—	$—	$750,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

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

During the nine months ended September 30, 2013, the Company completed the following transactions related to properties “held for sale/conveyance”:

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

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

The valuation of the liability for the Company’s interest rate swaps, which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of September 30, 2013, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

September 30, 2013

(unaudited)

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, respectively:

	Assets/Liabilities Measured at Fair Value on a
	Recurring Basis
	September 30, 2013
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$412,000	$—	$—	$412,000

Share-based compensation liabilities (b)	$404,000	$—	$—	$404,000

Interest rate swaps liability (b)	$—	$752,000	$—	$752,000

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$450,000	$—	$—	$450,000

Share-based compensation liabilities (b)	$445,000	$—	$—	$445,000

Interest rate swaps liability (b)	$—	$1,577,000	$—	$1,577,000

(a)	Included in other assets in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The fair value of the Company’s fixed rate mortgage loans was estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September 30, 2013 and December 31, 2012, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be a Level 3 within the valuation hierarchy, were approximately $503.8 million and $565.4 million, respectively; the carrying values of such loans were $483.6 million and $544.8 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012, respectively:

	Assets Measured at Fair Value on a
	Non-Recurring Basis
	September 30, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$544,000	$65,535,000	$66,079,000

	December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$15,574,000	$62,219,000	$77,793,000

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2013:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value at	Valuation	Unobservable	Range
	September 30, 2013	Technique	inputs	(weighted average)
Real estate held for sale/conveyance:
Operating retail real estate (six properties)	$53,473,000	Discounted cash flow	Capitalization rates	7.8% to 11.0% (8.8%)
			Discount rates	9.2% to 12.8% (9.9%)
Land development property	10,477,000	Discounted cash flow	Capitalization rate	7.3%
			Discount rate	7.8%
Land (three parcels)	1,585,000	Sales comparison approach	Price per acre	$25,000 to $154,000 per acre
				($49,000 per acre)

	$65,535,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Note 6. Debt

Credit facility

On August 1, 2013, the Company amended and extended, on an unsecured basis, its credit facility. As amended, the $310 million credit facility is comprised of a three-year $260 million revolving credit facility, expiring on August 1, 2016, and a five-year $50 million term loan, expiring on August 1, 2018. Subject to customary conditions, the revolving credit facility may be extended, at the Company’s option, for two additional one-year periods. Under an accordion feature, the new facility can be increased to $500 million, subject to customary conditions, and lending commitments from participating banks. The new facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the new facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the new facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the new facility could result in the acceleration of the related debt. In connection with the transaction, the Company paid fees and legal expenses of approximately $1.7 million.

Borrowings under the new facility are priced at LIBOR plus 195 bps (a weighted average rate of 2.2% per annum at September 30, 2013), and can range from LIBOR plus 165 bps to 225 bps based on the Company’s leverage ratio. As of September 30, 2013, the Company had $130.0 million outstanding under the revolving credit facility and $50.0 million outstanding under the term loan, and had $106.8 million available for additional borrowings.

Mortgage loans payable

During the three and nine months ended September 30, 2013, the Company paid off $13.7 million and $56.4 million of mortgage loans payable, respectively, of which $0 and $37.3 million, respectively, represented prepayments. In this connection, during the three and nine months ended September 30, 2013, the Company incurred charges relating to early extinguishment of debt (prepayment penalties and accelerated amortization of deferred financing costs) of approximately $0 and $543,000 (including $437,000 classified as discontinued operations), respectively.

On November 1, 2013, the Company prepaid a $7.6 million mortgage loan payable, without penalty, that was due to mature in January 2014.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

Derivative financial instruments

At September 30, 2013, the Company had a mortgage loan payable of approximately $12.0 million subject to an interest rate swap. The interest rate swap converted the LIBOR-based variable rate to a fixed rate of 5.2% per annum. At that date, the Company had accrued liabilities of $0.8 million (included in accounts payable and accrued liabilities on the consolidated balance sheet) relating to the fair value of the interest rate swap applicable to the existing mortgage loan payable. Charges and/or credits relating to the changes in the fair value of the interest rate swap are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.

The following is a summary of the derivative financial instruments held by the Company at September 30, 2013 and December 31, 2012:

			Notional values				Balance	Fair value
Designation/ Cash flow	Derivative	Count	September 30, 2013	Count	December 31, 2012	Maturity date	sheet location	September 30, 2013	December 31, 2012
Qualifying	Interest rate swaps Consolidated	1	$11,965,000	3	$31,417,000	2018	Accrued liabilities Consolidated	$752,000	$1,577,000

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2013 and 2012, respectively:

		Amount of gain recognized in other
		comprehensive income (loss) (effective portion)
Designation/		Three months ended September 30,			Nine months ended September 30,
Cash flow	Derivative	2013		2012	2013		2012
Qualifying	Consolidated	$166,000	(a)	$174,000	$1,076,000	(a)	$483,000

Qualifying	Cedar/RioCan Joint Venture	$—		$20,000	$—		$78,000

(a)	For the three and nine months ended September 30, 2013, $258,000 and $901,000, respectively, were reclassified from other comprehensive income to interest expense in the consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

As of September 30, 2013, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of September 30, 2013, if a counterparty were to default, the Company would receive a net interest benefit.

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

On August 6, 2013, the Company entered into an at-the-market continuous offering program under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through September 30, 2013, no shares had been sold under this program.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

The following table provides a summary of dividends declared and paid per share:

	Three months ended Septemeber 30,		Nine months ended September 30,
	2013	2012	2013	2012
Common stock	$0.050	$0.050	$0.150	$0.150
Cumulative Redeemable Preferred Stock:
8.875% Series A	$—	$0.555	$0.555	$1.109
7.250% Series B	$0.453	$0.453	$1.359	$0.453

On October 28, 2013, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on November 20, 2013 to shareholders of record on November 8, 2013.

Note 9. Revenues

Rental revenues for the three and nine months ended September 30, 2013 and 2012, respectively, are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Base rents	$26,824,000	$24,905,000	$80,059,000	$74,429,000
Percentage rent	316,000	313,000	652,000	774,000
Straight-line rents	301,000	216,000	1,195,000	778,000
Amortization of intangible lease liabilities	1,116,000	1,174,000	3,409,000	4,164,000

Total rents	$28,557,000	$26,608,000	$85,315,000	$80,145,000

Note 10. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and nine months ended September 30, 2013 and 2012, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012 (a)
Share-based compensation:
Expense relating to share grants	$1,242,000	$1,149,000	$3,018,000	$2,885,000
Adjustments to reflect changes in market price of Company’s common stock	—	—	—	10,000
Amounts capitalized	(98,000)	(89,000)	(326,000)	(281,000)

Total charged to operations	$1,144,000	$1,060,000	$2,692,000	$2,614,000

(a)	Includes expense relating to grants previously recorded as equity and liability awards.

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. During the nine months ended September 30, 2013, there were 584,000 time-based restricted shares issued, with a weighted average grant date fair value of $5.65 per share. At September 30, 2013, approximately 1.8 million shares remained available for grants pursuant to the 2012 Plan.

Note 11. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended September 30, 2013 and 2012, the Company had 3.9 million and 3.6 million, respectively, of weighted average unvested restricted shares outstanding. For the nine months ended September 30, 2013 and 2012, the Company had 3.8 million and 3.2 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2013 and 2012, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2013

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Numerator
(Loss) income from continuing operations	$(424,000)	$1,056,000	$6,650,000	$(2,243,000)
Preferred stock dividends	(3,602,000)	(3,877,000)	(10,811,000)	(11,015,000)
Preferred stock redemption costs	—	(173,000)	(1,166,000)	(555,000)
Net loss attributable to noncontrolling interests	63,000	127,000	170,000	424,000
Net earnings allocated to unvested shares	(196,000)	(178,000)	(567,000)	(626,000)

(Loss) from continuing operations attributable to common shareholders	(4,159,000)	(3,045,000)	(5,724,000)	(14,015,000)
Results from discontinued operations, net of noncontrolling interests	484,000	(1,432,000)	1,743,000	986,000

Net (loss) attributable to common shareholders, basic and diluted	$(3,675,000)	$(4,477,000)	$(3,981,000)	$(13,029,000)

Denominator
Weighted average number of vested common shares outstanding	68,365,000	68,232,000	68,350,000	67,932,000

(Loss) earnings per common share, basic and fully diluted
Continuing operations	$(0.06)	$(0.05)	$(0.09)	$(0.20)
Discontinued operations	$0.01	$(0.02)	$0.03	$0.01

	$(0.05)	$(0.07)	$(0.06)	$(0.19)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 252,000 and 281,000 for the three months ended September 30, 2013 and 2012, respectively, and 271,000 and 518,000 for the nine months ended September 30, 2013 and 2012, respectively. In addition, warrants for the purchase of OP Units, which expired on May 31, 2012, have been excluded as they were anti-dilutive for all applicable periods.

Note 12. Subsequent Events

In determining subsequent events, management reviewed all activity from October 1, 2013 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust which focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At September 30, 2013, the Company owned and managed a portfolio of 67 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.8 million square feet of gross leasable area (“GLA”). The portfolio was 92.8% leased and 92.0% occupied at September 30, 2013.

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

Results of Operations

Comparison of three months ended September 30, 2013 and 2012

			Change
	2013	2012	Dollars	Percent
Revenues	$35,438,000	$33,489,000	$1,949,000	5.8%
Property operating expenses	10,311,000	9,684,000	627,000	6.5%

Property operating income	25,127,000	23,805,000	1,322,000	5.6%
General and administrative	(3,248,000)	(3,637,000)	389,000	-10.7%
Employee termination costs	—	(1,131,000)	1,131,000	n/a
Depreciation and amortization	(13,494,000)	(9,254,000)	(4,240,000)	45.8%
Interest expense	(8,810,000)	(9,603,000)	793,000	-8.3%
Interest income	1,000	63,000	(62,000)	-98.4%
Equity in income of unconsolidated joint venture	—	411,000	(411,000)	-100.0%
Gain on sale	—	402,000	(402,000)	n/a

(Loss) income from continuing operations	(424,000)	1,056,000	(1,480,000)
Discontinued operations:
Income from operations	486,000	1,242,000	(756,000)	-60.9%

Net income	62,000	2,298,000	(2,236,000)
Net loss (income) attributable to noncontrolling interests	61,000	(2,547,000)	2,608,000

Net income (loss) attributable to Cedar Realty Trust, Inc.	$123,000	$(249,000)	$372,000

Properties held in both periods. The Company held 66 properties (excluding properties “held for sale/conveyance”) during the three months ended September 30, 2013 and 2012.

Revenues were higher primarily as a result of (1) rental revenues and expense recoveries at a property acquired in the fourth quarter of 2012 ($1.7 million), and (2) increases in rental revenues and expense recoveries at the Company’s other operating properties ($1.1 million), offset by a decrease in management fee income related to the Cedar/RioCan joint venture ($0.8 million); the management agreement was terminated effective January 31, 2013.

Property operating expenses were higher primarily as a result of (1) property operating expenses at a property acquired in the fourth quarter of 2012 ($0.5 million), and (2) an increase in property operating expenses at the Company’s other operating properties ($0.5 million), offset by a decrease in payroll and related benefits and costs ($0.3 million).

General and administrative expenses were lower primarily as a result of decreases in payroll and related benefits resulting from employee headcount reductions implemented by management in the latter part of 2012.

Employee termination costs in 2012 reflect separation arrangements and terminations of employment agreements relating primarily to employee headcount reduction instituted in connection with property dispositions and the exit from the Cedar/RioCan joint venture. Such costs consist of (1) severance and benefits ($0.6 million), (2) accelerated vesting of share-based compensation grants ($0.4 million), and (3) other costs ($0.1 million).

Depreciation and amortization expenses in 2013 reflect the redevelopment and lease up of vacant spaces which required the demolition of certain existing buildings resulting in accelerated depreciation expense ($3.8 million). Otherwise, depreciation and amortization expenses were consistent, reflecting the acquisition of a property in the fourth quarter of 2012, offset by completion of scheduled depreciation and amortization.

Interest expense decreased primarily as a result of (1) a lower overall weighted average interest rate ($0.6 million), and (2) a decrease in the principal balance of outstanding debt ($0.3 million).

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

Comparison of nine months ended September 30, 2013 and 2012

			Change
	2013	2012	Dollars	Percent
Revenues	$107,518,000	$104,771,000	$2,747,000	2.6%
Property operating expenses	31,997,000	30,177,000	1,820,000	6.0%

Property operating income	75,521,000	74,594,000	927,000	1.2%
General and administrative	(9,974,000)	(10,999,000)	1,025,000	-9.3%
Employee termination costs	(106,000)	(1,131,000)	1,025,000	n/a
Impairment reversal	1,100,000	—	1,100,000	n/a
Depreciation and amortization	(33,079,000)	(34,721,000)	1,642,000	-4.7%
Interest expense	(27,055,000)	(29,479,000)	2,424,000	-8.2%
Early extinguishment of debt costs	(106,000)	(2,607,000)	2,501,000	n/a
Interest income	3,000	187,000	(184,000)	-98.4%
Equity in income of unconsolidated joint venture	—	1,432,000	(1,432,000)	-100.0%
Gain on sales	346,000	481,000	(135,000)	n/a

Income (loss) from continuing operations	6,650,000	(2,243,000)	8,893,000
Discontinued operations:
Income from operations	452,000	3,680,000	(3,228,000)	-87.7%
Impairment reversals, net	—	1,138,000	(1,138,000)	n/a
Gain on extinguishment of debt	1,298,000	—	1,298,000	n/a
Gain on sales	—	750,000	(750,000)	n/a

Net income	8,400,000	3,325,000	5,075,000
Net loss (income) attributable to noncontrolling interests	163,000	(4,158,000)	4,321,000

Net income (loss) attributable to Cedar Realty Trust, Inc.	$8,563,000	$(833,000)	$9,396,000

Properties held in both periods. The Company held 66 properties (excluding properties “held for sale/conveyance”) during the nine months ended September 30, 2013 and 2012.

Revenues were higher primarily as a result of (1) rental revenues and expense recoveries at a property acquired in the fourth quarter of 2012 ($5.3 million), (2) increases in rental revenues and expense recoveries at the Company’s other operating properties ($2.1 million), and (3) increases in rental revenues and expense recoveries at re-development properties ($0.2 million), offset by (4) a decrease in lease termination fee income from a tenant which vacated its space during the quarter ended June 30, 2012 ($3.0 million), and (5) a decrease in management fee income relating to the Cedar/RioCan joint venture ($1.8 million); the management agreement was terminated effective January 31, 2013.

Property operating expenses were higher primarily as a result of (1) property operating expenses at a property acquired in the fourth quarter of 2012 ($1.5 million), (2) an increase in snow removal costs ($0.8 million), and (3) an increase in other operating expenses ($0.5 million), offset by (4) a decrease in payroll and related benefits and costs ($0.9 million), and (5) a decrease in bad debt expense ($0.1 million).

General and administrative expenses were lower primarily as a result of decreases in payroll and related benefits resulting from employee headcount reductions implemented by management in the latter part of 2012.

Employee termination costs in 2012 reflect separation arrangements and terminations of employment agreements relating primarily to employee headcount reduction instituted in connection with property dispositions and the exit from the Cedar/RioCan joint venture. Such costs consist of (1) severance and benefits ($0.6 million), (2) accelerated vesting of share-based compensation grants ($0.4 million), and (3) other costs ($0.1 million).

Impairment reversal in 2013 relates to the partial cash recovery on a loan receivable previously written off, as more fully discussed elsewhere in this report.

Depreciation and amortization expenses reflect the redevelopment and lease up of vacant spaces which required the demolition of certain existing buildings resulting in accelerated depreciation expense (2013 - $3.8 million and 2012 - $6.3 million). In addition, depreciation and amortization expenses increased in 2013 as compared with 2012, primarily as a result of the acquisition of a property in the fourth quarter of 2012 ($2.1 million), offset by the completion of scheduled depreciation and amortization ($1.2 million).

Interest expense decreased primarily as a result of (1) a lower overall weighted average interest rate ($2.1 million), and (2) a decrease in the principal balance of outstanding debt ($0.6 million), offset by a decrease in the amount of interest capitalized ($0.2 million).

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

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Consolidated operating income	$8,385,000	$9,783,000	$33,462,000	$27,743,000
Add:
General and administrative	3,248,000	3,637,000	9,974,000	10,999,000
Employee termination costs	—	1,131,000	106,000	1,131,000
Impairment reversal	—	—	(1,100,000)	—
Depreciation and amortization	13,494,000	9,254,000	33,079,000	34,721,000
Corporate costs included in property expenses	1,287,000	1,707,000	3,928,000	4,829,000
Less:
Management fee income	—	(859,000)	(191,000)	(2,136,000)
Straight-line rents	(301,000)	(216,000)	(1,195,000)	(778,000)
Amortization of intangible lease liabilities	(1,116,000)	(1,174,000)	(3,409,000)	(4,164,000)
Internal management fees charged to properties	(984,000)	(879,000)	(2,798,000)	(2,591,000)
Other	6,000	(35,000)	(287,000)	(3,046,000)

Consolidated NOI	24,019,000	22,349,000	71,569,000	66,708,000
Less NOI related to properties not defined as same-property	(4,081,000)	(3,029,000)	(12,634,000)	(8,611,000)

Same-property NOI	$19,938,000	$19,320,000	$58,935,000	$58,097,000

Number of same properties	61		61
Same-property occupancy, end of period	93.5%	92.3%	93.5%	92.3%
Same-property leased, end of period	94.1%	93.8%	94.1%	93.8%
Same-property average base rent, end of period	$11.93	$11.74	$11.93	$11.74

Same-property NOI for the comparative three and nine month periods increased by 2.3% and 1.6%, respectively, excluding the re-tenanting impact from replacing the dark anchor at Oakland Commons with a Walmart Neighborhood Market. Same-property NOI growth including this impact was 3.2% and 1.4%, respectively, for the comparative three and nine month periods. The results reflect an increase in average base rent at the properties of $0.19 per square foot.

Leasing Activity

The following is a summary of the Company’s leasing activity during the nine months ended September 30, 2013:

	Leases signed	GLA	New rent per sq.ft. ($)	Prior rent per sq.ft. ($)	Cash basis % change	Tenant improvements per sq.ft. ($) (a)
Renewals	96	641,800	12.98	11.97	8.4%	0.00
New Leases - Comparable	25	80,300	15.67	12.88	21.6%	21.98
New Leases - Non-Comparable	10	80,300	11.42	n/a	n/a	7.37

Total (b)	131	802,400	13.09	n/a	n/a	2.94

(a)	Includes tenant allowance and landlord work. Excludes first generation space.
(b)	For the nine months ended September 30, 2013, legal fees and lease commissions averaged a combined total of $2.52 per square foot.

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

Debt is comprised of the following at September 30, 2013:

		Interest rates
Description	Balance outstanding	Weighted - average	Range
Fixed-rate mortgages (a)	$483,561,000	5.5%	3.1% - 7.5%
Variable-rate mortgage	59,718,000	3.0%

Total property-specific mortgages	543,279,000	5.2%
Credit facility	180,000,000	2.2%

	$723,279,000	4.5%

(a)	At September 30, 2013, the Company had a mortgage loan payable of approximately $12.0 million subject to an interest rate swap which converted the LIBOR-based variable rate to a fixed annual rate of 5.2% per annum.

On August 1, 2013, the Company amended and extended, on an unsecured basis, its credit facility. As amended, the $310 million credit facility is comprised of a three-year $260 million revolving credit facility, expiring on August 1, 2016, and a five-year $50 million term loan, expiring on August 1, 2018. Subject to customary conditions, the revolving credit facility may be extended, at the Company’s option, for two additional one-year periods. Under an accordion feature, the new facility can be increased to $500 million, subject to customary conditions, and lending commitments from participating banks. The new facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the new facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the new facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the new facility could result in the acceleration of the related debt. In connection with the transaction, the Company paid fees and legal expenses of approximately $1.7 million.

Borrowings under the new facility are priced at LIBOR plus 195 bps (a weighted average rate of 2.2% per annum at September 30, 2013), and can range from LIBOR plus 165 bps to 225 bps based on the Company’s leverage ratio. As of September 30, 2013, the Company had $130.0 million outstanding under the revolving credit facility and $50.0 million outstanding under the term loan, and had $106.8 million available for additional borrowings.

Property-specific mortgage loans payable at September 30, 2013 consisted of fixed-rate notes totaling $483.6 million, with a weighted average interest rate of 5.5%, and a LIBOR-based variable-rate note totaling $59.7 million, with an effective interest rate of 3.0% per annum at that date. For the remainder of 2013, the Company has approximately $2.3 million of scheduled debt principal amortization payments. In addition, on November 1, 2013, the Company prepaid a $7.6 million mortgage loan payable, without penalty, that was due to mature in January 2014.

Mortgage loans payable and the credit facility have an overall weighted average interest rate of 4.5% and mature at various dates through 2029. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

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

On August 6, 2013, the Company entered into an at-the-market continuous offering program under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through September 30, 2013, no shares had been sold under this program.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common stock dividends totaling $0.20 per share during 2012, and will pay common stock dividends totaling $0.20 per share during 2013. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Net Cash Flows

	September 30,
	2013	2012
Cash flows provided by (used in):
Operating activities	$33,976,000	$36,682,000
Investing activities	$5,276,000	$2,190,000
Financing activities	$(41,331,000)	$(43,526,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was generally consistent at $39.9 million for the nine months ended September 30, 2013 and $39.7 million for the nine months ended September 30, 2012. Reductions in interest expense and property-level and general and administrative overhead savings resulting from employee headcount reductions implemented by management in the latter part of 2012 offset the reduced results from properties sold and the Company’s exit from the Cedar/RioCan joint venture. The comparative net changes in operating assets and liabilities were primarily the result of the payment of annual property/casualty insurance premiums (which had been paid in installments in prior years), and the timing of collections of receivables and payments of accounts payable and accrued liabilities.

Investing Activities

Net cash flows provided by investing activities were primarily the result of the Company’s property disposition activities and expenditures for property improvements. During the nine months ended September 30, 2013, the Company received proceeds from sales of properties treated as discontinued operations ($17.4 million), proceeds released from escrows ($1.7 million), and the repayment of a note receivable ($1.1 million), offset by expenditures for property improvements ($14.9 million). During the nine months ended September 30, 2012, the Company received proceeds from the sale of real estate ($18.8 million), had distributions of capital from an unconsolidated joint venture ($2.9 million), and proceeds released from escrows ($2.6 million), offset by expenditures for property improvements ($22.1 million).

Financing Activities

During the nine months ended September 30, 2013, the Company had repayments of mortgage obligations ($65.7 million), the redemption of the 8.875% Series A Cumulative Redeemable Preferred Stock ($35.0 million), preferred and common stock distributions ($21.6 million), payment of debt financing costs ($1.9 million), distributions to noncontrolling interests (minority interests and limited partners - $ 0.7 million), and a redemption of OP Units ($0.2 million), offset by proceeds from the sale of the 7.25% Series B Cumulative Redeemable Preferred Stock ($59.8 million), and net advances under the credit facility ($24.0 million). During the nine months ended September 30, 2012, the Company had net repayments under the credit facility ($73.3 million), repayments of mortgage obligations ($53.3 million), preferred and common stock distributions ($20.9 million), redemptions and repurchase of the 8.875% Series A Cumulative Redeemable Preferred Stock ($12.1 million), the payment of debt financing costs ($4.4 million), and distributions to noncontrolling interests (minority interests and limited partners - $3.7 million), offset by proceeds from the sale of the 7.25% Series B Cumulative Redeemable Preferred Stock ($124.4 million).

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

The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding impairment charges, gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net (loss) attributable to common shareholders	$(3,479,000)	$(4,299,000)	$(3,414,000)	$(12,403,000)
Add (deduct):
Real estate depreciation and amortization	13,401,000	9,185,000	32,787,000	34,577,000
Limited partners’ interest	(12,000)	(17,000)	(11,000)	(114,000)
Impairment reversals, net	—	—	(1,100,000)	(1,138,000)
Gain on sales	—	(402,000)	(346,000)	(1,231,000)
Consolidated minority interests:
Share of (loss) income	(49,000)	2,564,000	(152,000)	4,272,000
Share of FFO	(325,000)	(1,287,000)	(1,020,000)	(4,078,000)
Unconsolidated joint venture:
Share of income	—	(411,000)	—	(1,432,000)
Share of FFO	—	1,433,000	—	4,488,000

FFO	$9,536,000	$6,766,000	$26,744,000	$22,941,000

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

The Company is exposed to interest rate changes primarily through (1) the variable-rate credit facility used to maintain liquidity, fund capital expenditures and redevelopment activities, and expand its real estate investment portfolio, and (2) property-specific variable-rate mortgage financing. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At September 30, 2013, the Company had a mortgage loan payable of approximately $12.0 million subject to an interest rate swap which converted the LIBOR-based variable rate to a fixed rate of 5.2% per annum. At that date, the Company had accrued liabilities of $0.8 million (included in accounts payable and accrued liabilities on the consolidated balance sheet) relating to the fair value of the interest rate swap applicable to the mortgage loan payable.

At September 30, 2013, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (including the Company’s variable-rate credit facility). The average interest rate on the $483.6 million of fixed-rate indebtedness outstanding was 5.5%, with maturities at various dates through 2029. The average interest rate on the $239.7 million of variable-rate debt (including $180.0 million in advances under the Company’s credit facility) was 2.4%. With respect to the $239.7 million of variable-rate debt outstanding at September 30, 2013, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $2.4 million per annum.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of September 30, 2013, and have determined that such disclosure controls and procedures are effective.

During the three months ended September 30, 2013, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

November 7, 2013