Form 10-K
period 2013-12-31
CEDAR REALTY TRUST, INC.
filed 2014-02-25
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-31817

CEDAR REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	42-1241468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

44 South Bayles Avenue, Port Washington, NY	11050-3765
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 767-6492

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.06 par value 7-1/4% Series B Cumulative Redeemable Preferred Stock, $25.00 Liquidation Value	New York Stock Exchange New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Based on the closing sales price on June 30, 2013 of $5.18 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $354,746,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 79,166,226 on February 20, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2014 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CEDAR REALTY TRUST, INC.

Part I.

Items 1 and 2. Business and Properties

General

Cedar Realty Trust, Inc. (the “Company”), organized in 1984, is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At December 31, 2013, the Company owned and managed a portfolio of 65 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.4 million square feet of gross leasable area (“GLA”). The portfolio was 92.6% occupied and 93.6% leased at December 31, 2013.

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

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2013, the Company owned 99.3% of the Operating Partnership and is its sole general partner. The approximately 516,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

The Company’s Properties

Consolidated Portfolio

The following tables summarize information relating to the Company’s consolidated portfolio as of December 31, 2013:

	Number of		Percentage
State	properties	GLA	of GLA
Pennsylvania	28	4,738,325	50.5%
Massachusetts	8	1,308,091	13.9%
Connecticut	7	1,138,899	12.1%
Maryland	7	835,972	8.9%
Virginia	11	802,124	8.5%
New Jersey	3	373,065	4.0%
New York	1	194,082	2.1%

Total consolidated portfolio	65	9,390,558	100.0%

Tenant Concentration

	Number				Annualized	Percentage
	of			Annualized	base rent	annualized
Tenant	stores	GLA	% of GLA	base rent	per sq. ft.	base rents
Top twenty tenants (a):
Giant Foods	13	848,000	9.0%	$12,759,000	$15.05	11.9%
LA Fitness	7	282,000	3.0%	4,574,000	16.22	4.3%
Farm Fresh	6	307,000	3.3%	3,290,000	10.72	3.1%
Stop & Shop	4	271,000	2.9%	2,805,000	10.35	2.6%
Dollar Tree	22	208,000	2.2%	2,183,000	10.50	2.0%
Food Lion	7	243,000	2.6%	1,925,000	7.92	1.8%
Shop Rite	2	118,000	1.3%	1,744,000	14.78	1.6%
Staples	5	104,000	1.1%	1,729,000	16.63	1.6%
Redner’s	4	207,000	2.2%	1,514,000	7.31	1.4%
United Artists	1	78,000	0.8%	1,425,000	18.27	1.3%
Big Y	1	64,000	0.7%	1,404,000	21.94	1.3%
Shaw’s	2	125,000	1.3%	1,389,000	11.11	1.3%
Shoppers Food Warehouse	2	120,000	1.3%	1,237,000	10.31	1.2%
Ukrop’s Supermarket	1	63,000	0.7%	1,163,000	18.46	1.1%
Kohl’s	2	149,000	1.6%	1,113,000	7.47	1.0%
Marshalls	5	143,000	1.5%	1,111,000	7.77	1.0%
Carmike Cinema	1	45,000	0.5%	1,034,000	22.98	1.0%
TJ Maxx	4	106,000	1.1%	1,007,000	9.50	0.9%
Walmart	2	150,000	1.6%	838,000	5.59	0.8%
Dick’s Sporting Goods	1	56,000	0.6%	812,000	14.50	0.8%

Sub-total top twenty tenants	92	3,687,000	39.3%	45,056,000	12.22	42.1%
Remaining tenants	807	5,010,000	53.3%	62,040,000	12.38	57.9%

Sub-total all tenants (b)	899	8,697,000	92.6%	$107,096,000	$12.31	100.0%

Vacant space	N/A	694,000	7.4%

Total	899	9,391,000	100.0%

(a)	Several of the tenants listed above share common ownership with other tenants: (1) Giant Foods and Stop & Shop, (2) Farm Fresh, Shoppers Food Warehouse, and Shop ‘n Save (GLA of 53,000; annualized base rent of $120,000), (3) Marshalls, TJ Maxx and Home Goods (GLA of 51,000; annualized base rent of $583,000), and (4) Shaw’s and Acme Markets (GLA of 172,000; annualized base rent of $781,000).
(b)	Comprised of large tenants (greater than 15,000 sq. ft.) and small tenants as follows:

				Annualized	Percentage
			Annualized	base rent	annualized
	GLA	% of GLA	base rent	per sq. ft.	base rents
Large tenants	6,099,000	70.1%	$62,628,000	$10.27	58.5%
Small tenants	2,598,000	29.9%	44,468,000	17.12	41.5%

Total	8,697,000	100.0%	$107,096,000	$12.31	100.0%

Lease Expirations

					Annualized	Percentage
	Number		Percentage	Annualized	expiring base	of annualized
	of leases	GLA	of GLA	expiring	rent per	expiring
Year of lease expiration	expiring	expiring	expiring	base rents	sq. ft.	base rents
Month-To-Month	42	138,000	1.6%	1,788,000	$12.96	1.7%
2014	124	674,000	7.7%	7,452,000	$11.06	7.0%
2015	143	1,115,000	12.8%	12,684,000	$11.38	11.8%
2016	130	903,000	10.4%	10,512,000	$11.64	9.8%
2017	119	925,000	10.6%	12,396,000	$13.40	11.6%
2018	104	814,000	9.4%	11,580,000	$14.23	10.8%
2019	60	850,000	9.8%	8,580,000	$10.09	8.0%
2020	39	943,000	10.8%	8,868,000	$9.40	8.3%
2021	37	442,000	5.1%	6,432,000	$14.55	6.0%
2022	23	148,000	1.7%	2,160,000	$14.59	2.0%
2023	25	235,000	2.7%	3,336,000	$14.20	3.1%
2024	16	303,000	3.5%	4,140,000	$13.66	3.9%
Thereafter	37	1,207,000	13.9%	17,168,000	$14.22	16.0%

All tenants	899	8,697,000	100.0%	$107,096,000	$12.31	100.0%

Vacant space	N/A	694,000	N/A

Total portfolio	899	9,391,000	N/A

Real Estate Summary

					Average
	Percent	Year		Percent	base rent
Property description	owned	acquired	GLA	occupied	per sq. ft. (a)	Major tenants (b)
Connecticut
Big Y Shopping Center	100%	2013	101,105	100.0%	$22.69	Big Y
Groton Shopping Center	100%	2007	117,186	82.3%	11.74	TJ Maxx
Jordan Lane	100%	2005	177,504	99.2%	10.98	Stop & Shop
						CW Price
						Retro Fitness
New London Mall	40%	2009	259,566	94.8%	14.55	Shop Rite
						Marshalls
						Home Goods
						Petsmart
						A.C. Moore
Oakland Commons	100%	2007	90,100	100.0%	6.37	Walmart
						Bristol Ten Pin
Southington Center	100%	2003	155,842	98.5%	6.99	Walmart
						NAMCO
The Brickyard	100%	2004	237,596	72.1%	7.74	Home Depot
						Kohl’s

Total Connecticut			1,138,899	90.8%	11.52

Maryland
Kenley Village	100%	2005	51,894	73.7%	8.88	Food Lion
Metro Square	100%	2008	71,896	100.0%	19.06	Shoppers Food Warehouse
Oakland Mills	100%	2005	58,224	100.0%	13.72	Food Lion
San Souci Plaza	40%	2009	264,134	79.5%	10.22	Shoppers Food Warehouse
						Marshalls
						Maximum Health and Fitness
St. James Square	100%	2005	39,903	100.0%	11.53	Food Lion
Valley Plaza	100%	2003	190,939	100.0%	4.98	K-Mart
						Ollie’s Bargain Outlet
						Tractor Supply
Yorktowne Plaza	100%	2007	158,982	93.8%	13.49	Food Lion

Total Maryland			835,972	90.7%	10.65

Massachusetts
Fieldstone Marketplace	100%	2005/2012	193,970	95.2%	10.46	Shaw’s
						Flagship Cinema
						New Bedford Wine and Spirits
Franklin Village Plaza	100%	2004/2012	303,461	93.9%	20.28	Stop & Shop
						Marshalls
						Team Fitness

					Average
	Percent	Year		Percent	base rent
Property description	owned	acquired	GLA	occupied	per sq. ft. (a)	Major tenants (b)
Massachusetts (continued)
Kings Plaza	100%	2007	168,243	93.6%	6.23	Work Out World
						CW Price
						Ocean State Job Lot
						Savers
Norwood Shopping Center	100%	2006	102,459	98.2%	8.92	Hannaford Brothers
						Planet Fitness
						Dollar Tree
The Shops at Suffolk Downs	100%	2005	121,320	97.5%	12.78	Stop & Shop
Timpany Plaza	100%	2007	183,775	98.1%	6.98	Stop & Shop
						Big Lots
						Gardner Theater
Webster Plaza (f/k/a Price Chopper Plaza)	100%	2007	101,824	80.0%	10.92	Price Chopper
West Bridgewater Plaza	100%	2007	133,039	87.7%	9.45	Shaw’s
						Big Lots
						Planet Fitness

Total Massachusetts			1,308,091	93.6%	11.72

New Jersey
Carll’s Corner	100%	2007	129,582	84.7%	8.68	Acme Markets
						Peebles
Pine Grove Plaza	100%	2003	86,089	90.2%	11.04	Peebles
Washington Center Shoppes	100%	2001	157,394	94.2%	9.07	Acme Markets
						Planet Fitness

Total New Jersey			373,065	90.0%	9.40

New York
Carman’s Plaza	100%	2007	194,082	91.8%	17.48	Pathmark

						Extreme Fitness
						Home Goods
						Department of Motor Vehicle
Pennsylvania
Academy Plaza	100%	2001	137,592	91.2%	14.09	Acme Markets
Camp Hill	100%	2002	470,117	99.3%	13.70	Boscov’s
						Giant Foods
						LA Fitness
						Orthopedic Inst of PA
						Barnes & Noble
						Staples

					Average
	Percent	Year		Percent	base rent
Property description	owned	acquired	GLA	occupied	per sq. ft. (a)	Major tenants (b)
Pennsylvania (continued)
Carbondale Plaza	100%	2004	120,689	95.4%	7.14	Weis Markets
						Peebles
Circle Plaza	100%	2007	92,171	100.0%	2.74	K-Mart
Colonial Commons	100%	2011	461,905	90.8%	13.22	Giant Foods
						Dick’s Sporting Goods
						LA Fitness
						Ross Dress For Less
						Marshalls
						JoAnn Fabrics
						David’s Furniture
						Office Max
						Old Navy
Crossroads II	60%	2008	133,717	93.0%	20.14	Giant Foods
Fairview Commons	100%	2007	42,314	53.3%	10.08	Family Dollar
Fairview Plaza	100%	2003	71,979	100.0%	12.45	Giant Foods
Fort Washington Center	100%	2002	41,000	100.0%	19.90	LA Fitness
Gold Star Plaza	100%	2006	71,720	82.2%	8.91	Redner’s
Golden Triangle	100%	2003	202,943	98.2%	12.89	LA Fitness
						Marshalls
						Staples
						Just Cabinets
						Aldi
Halifax Plaza	100%	2003	51,510	100.0%	11.96	Giant Foods
Hamburg Square	100%	2004	99,580	96.4%	6.53	Redner’s
						Peebles
Liberty Marketplace	100%	2005	68,200	98.2%	17.95	Giant Foods
Meadows Marketplace	100%	2004/2012	91,518	100.0%	15.57	Giant Foods
Mechanicsburg Giant	100%	2005	51,500	100.0%	21.78	Giant Foods
Newport Plaza	100%	2003	64,489	100.0%	11.71	Giant Foods
Northside Commons	100%	2008	69,136	100.0%	9.49	Redner’s
Palmyra Shopping Center	100%	2005	111,051	94.5%	6.61	Weis Markets
						Goodwill
Port Richmond Village	100%	2001	154,908	98.2%	13.12	Thriftway
						Pep Boys
						City Stores, Inc.
River View Plaza	100%	2003	226,786	92.7%	19.15	United Artists
						Avalon Carpet
						Pep Boys
						Staples

					Average
	Percent	Year		Percent	base rent
Property description	owned	acquired	GLA	occupied	per sq. ft. (a)	Major tenants (b)
Pennsylvania (continued)
South Philadelphia	100%	2003	283,415	82.5%	14.49	Shop Rite
						Ross Dress For Less
						LA Fitness
						Modell’s
Swede Square	100%	2003	100,816	100.0%	16.69	LA Fitness
The Commons	100%	2004	203,426	87.5%	7.87	Bon-Ton
						Shop ‘n Save
						TJ Maxx
The Point	100%	2000	268,037	96.5%	12.45	Burlington Coat Factory
						Giant Foods
						A.C. Moore
						Staples
Trexler Mall	100%	2005	339,279	89.5%	9.94	Kohl’s
						Bon-Ton
						Lehigh Wellness Partners
						Trexlertown Fitness Club
						Marshalls
Trexlertown Plaza	100%	2006	313,929	90.6%	12.29	Giant Foods
						Hobby Lobby
						Redner’s
						Big Lots
						Tractor Supply
Upland Square	100%	2007	394,598	94.0%	16.87	Giant Foods
						Carmike Cinema
						LA Fitness
						Best Buy
						TJ Maxx
						Bed, Bath & Beyond
						A.C. Moore
						Staples

Total Pennsylvania			4,738,325	93.4%	13.08

Virginia
Annie Land Plaza	100%	2006	42,500	97.18%	9.50	Food Lion
Coliseum Marketplace	100%	2005	105,998	100.00%	16.05	Farm Fresh
						Michaels
Elmhurst Square	100%	2006	66,250	96.98%	10.26	Food Lion
Fredericksburg Way	100%	2005	63,000	100.00%	18.47	Ukrop’s Supermarket

					Average
	Percent	Year		Percent	base rent
Property description	owned	acquired	GLA	occupied	per sq. ft. (a)	Major tenants (b)
Virginia (continued)
General Booth Plaza	100%	2005	71,639	96.65%	13.05	Farm Fresh
Glen Allen Shopping Center	100%	2005	63,328	100.00%	6.61	Giant Foods
Kempsville Crossing	100%	2005	79,209	42.79%	11.67	Farm Fresh
Oak Ridge Shopping Center	100%	2006	38,700	92.25%	10.59	Food Lion
Smithfield Plaza	100%	2005/2008	134,664	93.69%	9.17	Farm Fresh
						Roses Express
						Peebles
Suffolk Plaza	100%	2005	67,216	100.00%	9.40	Farm Fresh
Virginia Little Creek	100%	2005	69,620	100.00%	11.12	Farm Fresh

Total Virginia			802,124	92.2%	11.59

Total Consolidated Portfolio			9,390,558	92.6%	$12.31

(a)	Average base rent is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2013. Tenant concessions are reflected in this measure except for a limited number of short-term (generally one to three months) free rent concessions provided to new tenants that took occupancy prior to the end of the reporting period but within the concession period. Average base rent would have been $12.17 per square foot if all such free rent concessions were reflected.

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

Giant Food Stores, LLC and Stop & Shop, Inc., each of which is owned by Ahold N.V., a Netherlands corporation, leased an aggregate of approximately 12%, 13% and 13% of the Company’s GLA at December 31, 2013, 2012 and 2011, respectively, and accounted for an aggregate of approximately 15%, 14% and 14% of the Company’s total revenues during 2013, 2012 and 2011, respectively. No other tenant leased more than 10% of GLA at December 31, 2013, 2012 or 2011, or contributed more than 10% of total revenues during 2013, 2012 or 2011.

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

Employees

As of December 31, 2013, the Company had 71 employees (69 full-time and two part-time). The Company believes that its relations with its employees are good.

Item 1A. Risk Factors

Economic conditions in the U.S. economy in general, and specifically uncertainty in the credit markets and retail environment, could adversely affect our ability to continue to pay dividends or cause us to reduce further the amount of our dividends.

We paid dividends totaling $0.20 per share during 2013 and 2012. However, any downturn in the state of the U.S. economy, weakness in capital markets and/or difficult retail environment may cause us to reduce or suspend the payment of dividends.

Any volatility and instability in the credit markets could adversely affect our ability to obtain new financing or to refinance existing indebtedness.

Any instability in the credit markets may negatively impact our ability to access debt financing, to arrange property-specific financing or to refinance our existing debt as it matures on favorable terms or at all. As a result, we may be forced to seek potentially less attractive financings, including equity investments, on terms that may not be favorable to us. In doing so, we may be compelled to dilute the interests of existing shareholders that could also adversely reduce the trading price of our common stock.

Our properties consist primarily of grocery-anchored community shopping centers. Our performance therefore is linked to economic conditions in the market for retail space generally.

Our properties consist primarily of grocery-anchored community shopping centers, and our performance therefore is linked to economic conditions in the market for retail space generally. This also means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, changes in economic conditions and consumer confidence. A downturn in the U.S. economy and reduced consumer spending could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons, and therefore decrease the revenue generated by our properties and/or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by the state of the U.S. economy. Moreover, the demand for leasing space in our shopping centers could also significantly decline during a significant downturn in the U.S. economy that could result in a decline in our occupancy percentage and reduction in rental revenues Although the U.S. economy is no longer in recession, the recovery has been slow, resulting in continued high levels of unemployment. Sustained levels of high unemployment can be expected to have a serious negative impact on consumer spending and sales by tenants at our shopping centers.

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

Specifically, Giant Food Stores, LLC and Stop & Shop, Inc., each of which is owned by Ahold N.V., a Netherlands corporation, leased an aggregate of approximately 12% of our GLA at December 31, 2013, and accounted for an aggregate of approximately 15% of our total revenues during 2013. No other tenant leased more than 10% of GLA at December 31, 2013 or contributed more than 10% of total revenues during 2013.

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

The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results. Our unsecured credit facility and the mortgages on our properties contain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to sell or otherwise transfer any ownership interest, to further mortgage the applicable property, to enter into leases, or to discontinue insurance coverage. Our ability to borrow under our unsecured credit facility is subject to compliance with these financial and other covenants, including restrictions on the maximum availability, which is based on the adjusted net operating income of designated unencumbered properties, the payment of dividends, and overall restrictions on the amount of indebtedness we can incur. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, could take possession of the property or properties securing the loan.

A substantial portion of our properties straddle the Washington DC to Boston corridor, which exposes us to greater economic risks than if our properties were owned in several geographic regions.

Our properties are located largely in the region that straddles the Washington DC to Boston corridor, which exposes us to greater economic risks than if we owned properties in more geographic regions (in particular, 28 of our properties are located in Pennsylvania). Any adverse economic or real estate developments resulting from the regulatory environment, business climate, fiscal problems or weather in such regions could have an adverse impact on our prospects. In addition, the economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm our performance in the affected markets. High barriers to entry in the Washington DC to Boston corridor due to mature economies, road patterns, density of population, restrictions on development, and high land costs, coupled with large numbers of often overlapping government jurisdictions, may make it difficult for us to continue to grow in these areas.

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

Potential losses may not be covered by insurance. We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance under a blanket policy covering all of our properties. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as from war, nuclear accidents, and nuclear, biological and chemical occurrences from terrorist’s acts. Some of the insurance, such as those covering losses due to wind, floods and earthquakes, is subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. Additionally, certain tenants have termination rights in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. If we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

Future terrorist attacks could harm the demand for, and the value of, our properties.

Future terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington DC on September 11, 2001, and other acts of terrorism or war, could harm the demand for, and the value of, our properties. Terrorist attacks could directly impact the value of our properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or may be subject to substantial cost increases. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases could be adversely affected.

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

Dividends payable by REITs do not qualify for reduced tax rates under the Code. For years beginning in 2013, the maximum tax rate for dividends payable to individuals is 39.6% and dividends from REITS do not qualify for the reduced rate of 20%. In addition, certain high income individuals may be subject to an additional 3.8% tax on certain investment income, including dividends and capital gains. Although this legislation does not adversely affect the taxation of REITs or the dividends paid deduction for REITs, the more favorable rates applicable to regular corporate dividends could cause investors to perceive investments in REITs to be relatively less attractive than investments in the stock of corporations that pay dividends qualifying for reduced rates of tax which, in turn, could adversely affect the value of the stock of REITs.

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

We believe environmental studies conducted at the time of acquisition with respect to all of our properties did not reveal any material environmental liabilities, and we are unaware of any subsequent environmental matters that would have created a material liability. We believe that our properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. If one or more of our properties were not in compliance with such federal, state and local laws, we could be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with such requirements, our business and operations could be adversely affected. If we fail to comply with such requirements, we might incur governmental fines or private damage awards. We cannot presently determine whether existing requirements will change or whether future requirements will require us to make significant unanticipated expenditures that will adversely impact our business and operations.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress our stock price.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress the price of our common stock. The charter, subject to certain exceptions, authorizes directors to take such actions as are necessary and desirable relating to qualification as a REIT, and to limit any person to beneficial ownership of no more than 9.9% of the outstanding shares of our common stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit, but may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to continue to qualify as, or to be, a REIT. This ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of shareholders. Based on our ability to determine the underlying beneficial ownership interests of the holders of our common stock, our Board of Directors has waived the ownership limit to permit each of Inland American Real Estate Trust, Inc. (“Inland”), Blackrock, Inc. and Cohen and Steers Capital Management, Inc. to acquire up to 14%, 14.9% and 15%, respectively, of our common stock. In addition, Inland has agreed to various voting restrictions and standstill provisions.

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

Item 4. Mine Safety Disclosures: Not applicable

Directors and Executive Officers of the Company

Information regarding the Company’s directors and executive officers is set forth below:

Name	Age	Position
Bruce J. Schanzer	45	Chief Executive Officer and President, Director
Roger M. Widmann	74	Chairman of the Board of Directors
James J. Burns	74	Director
Pamela N. Hootkin	66	Director
Paul G. Kirk Jr.	76	Director
Everett B. Miller III	68	Director
Philip R. Mays	46	Chief Financial Officer
Brenda J. Walker	61	Vice President—Chief Operating Officer

Bruce J. Schanzer has been President, Chief Executive Officer and a director of the Company since June 2011. Prior thereto and since 2007, Mr. Schanzer was employed by Goldman Sachs & Co., with his last position being a managing director in their real estate investment banking group. From 2001 to 2007, he was employed by Merrill Lynch, with his last position being vice president in their real estate investment banking group. Earlier in his career, Mr. Schanzer practiced real estate law for six years in New York. Mr. Schanzer received a B.A. from Yeshiva College, where he is now a member of its board of trustees, an M.B.A. from the University of Chicago, and a J.D. from the Benjamin N. Cardozo School of Law, where he was a member of the Law Review.

Roger M. Widmann, a director since October 2003, the non-executive Chairman of the Board since June 2011, and a member of the Compensation and Nominating/Corporate Governance Committees, is an investment banker. He was a principal of the investment banking firm of Tanner & Co., Inc. from 1997 to 2004. From 1986 to 1995, Mr. Widmann was a senior managing director of Chemical Securities, Inc., a subsidiary of Chemical Banking Corporation (now JPMorgan Chase Corporation). Prior to joining Chemical Securities, Inc., Mr. Widmann was a founder and managing director of First Reserve Corporation, the largest independent energy investing firm in the U.S. Previously, he was senior vice president with the investment banking firm of Donaldson, Lufkin & Jenrette, responsible for the firm’s domestic and international investment banking business. He had also been a vice president with New Court Securities (now Rothschild, Inc.). He was a director of Lydall, Inc. (listed on the New York Stock Exchange), a manufacturer of thermal, acoustical and filtration materials, from 1974 to 2004, and its chairman from 1998 to 2004. He is a director of Standard Motor Products, Inc. (listed on the New York Stock Exchange), a manufacturer of automobile replacement parts, is Chairman of Keystone National Group, a fund of private equity funds, and is Chairman and CEO of Cutwater Associates LLC, a corporate advisory firm. He is also a senior moderator of the Aspen Seminar at The Aspen Institute and a director of Oxfam America. Mr. Widmann received a B.A. from Brown University and a J.D. from the Columbia University School of Law.

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

Pamela N. Hootkin, a director since June 2008 and a member of the Audit and Compensation (Chair) Committees, retired at the end of April 2012 from her position as senior vice president at PVH Corp. (formerly Phillips-Van Heusen Corporation), a position she held since May 2010. She joined PVH Corp. in 1988 as vice president, treasurer and corporate secretary; in 1999 she became vice president, treasurer and director of investor relations, and in June 2007 she became senior vice president, treasurer and director of investor relations. From 1986 to 1988, Ms. Hootkin was vice president and chief financial officer of Yves Saint Laurent Parfums, Inc. From 1975 to 1986, she was employed by Squibb Corporation in various capacities, with her last position being vice president and treasurer of a division of Squibb. Ms. Hootkin is a board member of Safe Horizon, New York (a not-for-profit organization) where she also serves on the executive, finance (chair) and corporate advisory committees. Ms. Hootkin received a B.A. from the State University of New York at Binghamton and a M.A. from Boston University.

Paul G. Kirk, Jr., a director from 2005 to September 2009 when he resigned to accept his appointment as a United States Senator for Massachusetts to succeed the late Senator Edward M. Kennedy, and re-elected to the Board in June 2010, is a member of the Compensation and Nominating/Corporate Governance (Chair) Committees, and is a retired partner of the law firm of Sullivan & Worcester, LLP of Boston, MA. He was a member of the firm from 1977 through 1990. He also serves as Chairman and CEO of Kirk & Associates, Inc., a business advisory and consulting firm, and currently serves on the Board of Directors of the Hartford Financial Services Group, Inc. He has previously served on the Boards of Directors of Rayonier, Incorporated (a real estate investment trust listed on the New York Stock Exchange) (1994 to 2011), ITT Corporation (1989 to 1997) and Bradley Real Estate, Inc. (1991 to 2000), a real estate investment trust that was subsequently acquired by Heritage Property Investment Trust, Inc. Mr. Kirk was a founding Director of the John F. Kennedy Library Foundation and served as its Chairman from 1992 to 2009. He was a founding Director of the Commission on Presidential Debates and served as its Co-Chairman from 1987 to 2009. From 1985 to 1989, Mr. Kirk served as Chairman of the Democratic Party of the U.S., and from 1983 to 1985 as its Treasurer. He is Chairman Emeritus of the National Democratic Institute for International Affairs whose Board he Chaired from 1990 to 2000. A graduate of Harvard College and Harvard Law School, Mr. Kirk is past-Chairman of the Harvard Board of Overseers’ Nominating Committee and of the Harvard Board of Overseers’ Committee to Visit the Department of Athletics. He has received many awards for civic leadership and public service, including honorary doctors of law degrees from Stonehill College and the Southern New England School of Law.

Everett B. Miller, III, a director since 1998 and a member of the Audit and Compensation Committees, has been since July 2012 the Director of the Real Estate Bureau of the New York State Common Retirement Fund. In July 2012, Mr. Miller resigned his position as a member of the Real Estate Advisory Committee of the New York State Common Retirement Fund, a position he held since March 2003, in order to accept his current position. He retired at the end of 2011 from his position as vice president of alternative investments at the YMCA Retirement Fund, a position he held since September 2003. Prior to his retirement in May 2002 from Commonfund Realty, Inc., a registered investment advisor, Mr. Miller was the chief operating officer of that company from 1997 until May 2002. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior thereto, Mr. Miller was employed for eighteen years at affiliates of Travelers Realty Investment Co., at which his last position was senior vice president. Mr. Miller received a B.S. from Yale University.

Philip R. Mays has been Chief Financial Officer of the Company since June 2011. From May 2005 until June 2011, Mr. Mays was employed by Federal Realty Investment Trust, a publicly-traded equity REIT specializing in shopping centers, where he initially served as Controller, was subsequently promoted to Chief Accounting Officer in September 2006, and to Vice President, Chief Accounting Officer in February 2007. Prior to joining Federal Realty, he was Vice President of Finance and Corporate Controller for CRIIMI MAE, Inc. from June 2004 until May 2005. Earlier in his career, Mr. Mays held various accounting and finance positions, including seven years as an accountant at Ernst & Young, LLP, with his last position being senior manager, and where he supervised audits and assisted clients in the real estate, construction and hospitality industries, including publicly-traded REITs. Mr. Mays is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Mays received a B.S. degree from Jacksonville University, Florida.

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

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dividend Information

A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. In keeping with its stated goal of reducing overall leverage, and in order to maximize financial flexibility, the Company paid dividends totaling $0.20 per share during 2013 and 2012. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Market Information

The Company had 72,199,743 shares of common stock outstanding held by approximately 700 shareholders of record at December 31, 2013. The Company believes it has more than 4,200 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (1) the high, low, and closing prices of the Company’s common stock, and (2) dividends paid:

	Market price range			Dividends
Quarter ended	High	Low	Close	paid
2013
March 31	$6.19	$4.91	$6.11	$0.05
June 30	6.83	5.10	5.18	0.05
September 30	5.91	4.75	5.18	0.05
December 31	6.50	5.10	6.26	0.05
2012
March 31	$5.30	$4.35	$5.12	$0.05
June 30	5.45	4.53	5.05	0.05
September 30	5.80	4.65	5.28	0.05
December 31	5.73	4.60	5.28	0.05

Stockholder Return Performance Presentation

The following line graph sets forth for the period January 1, 2009 through December 31, 2013 a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts Equity REIT Total Return Index. The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Cedar Realty Trust, Inc.	100.00	98.92	95.35	70.78	90.18	110.74
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
NAREIT All Equity REIT Index	100.00	127.99	163.76	177.32	212.26	218.32

Item 6. Selected Financial Data (a)

	Years ended December 31,
	2013	2012	2011	2010	2009
Operations data:
Total revenues	$138,824,000	$135,726,000	$129,988,000	$127,203,000	$136,450,000
Expenses:
Property operating expenses	41,955,000	39,365,000	42,943,000	40,597,000	39,272,000
General and administrative	13,980,000	14,277,000	10,740,000	9,537,000	10,158,000
Management transition charges and employee termination costs	106,000	1,172,000	6,875,000	—	—
Impairment (reversals)/charges, net	(1,100,000)	5,779,000	7,148,000	2,493,000	23,636,000
Acquisition transaction costs and terminated projects	182,000	116,000	1,436,000	3,958,000	4,367,000
Depreciation and amortization	44,405,000	43,289,000	41,862,000	34,102,000	36,123,000

Total expenses	99,528,000	103,998,000	111,004,000	90,687,000	113,556,000

Operating income	39,296,000	31,728,000	18,984,000	36,516,000	22,894,000
Non-operating income and expense:
Interest expense	(34,766,000)	(38,480,000)	(41,312,000)	(45,820,000)	(41,882,000)
Early extinguishment of debt costs	(106,000)	(2,607,000)	—	—	—
Interest income	4,000	191,000	349,000	21,000	63,000
Equity in income of unconsolidated joint ventures	—	1,481,000	1,671,000	484,000	1,098,000
Gain (loss) on exit from unconsolidated joint ventures	—	30,526,000	(7,961,000)	—	—
Gain on sales	609,000	997,000	130,000	—	521,000

Total non-operating income and expense	(34,259,000)	(7,892,000)	(47,123,000)	(45,315,000)	(40,200,000)

Income (loss) from continuing operations	5,037,000	23,836,000	(28,139,000)	(8,799,000)	(17,306,000)
Income (loss) from discontinued operations	9,165,000	10,179,000	(80,375,000)	(35,385,000)	295,000

Net income (loss)	14,202,000	34,015,000	(108,514,000)	(44,184,000)	(17,011,000)
Less, net loss (income) attributable to noncontrolling interests Minority interests in consolidated joint ventures	247,000	(4,335,000)	2,507,000	1,613,000	(772,000)
Limited partners’ interest in Operating Partnership	(1,000)	26,000	2,446,000	1,282,000	912,000

Total net loss (income) attributable to noncontrolling interests	246,000	(4,309,000)	4,953,000	2,895,000	140,000

Net income (loss) attributable to Cedar Realty Trust, Inc.	14,448,000	29,706,000	(103,561,000)	(41,289,000)	(16,871,000)
Preferred stock dividends and redemption costs	(15,579,000)	(19,817,000)	(14,200,000)	(10,196,000)	(7,876,000)

Net (loss) income attributable to common shareholders	$(1,131,000)	$9,889,000	$(117,761,000)	$(51,485,000)	$(24,747,000)

Per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.16)	$0.05	$(0.64)	$(0.29)	$(0.52)
Discontinued operations	0.13	0.08	(1.15)	(0.52)	(0.02)

	$(0.03)	$0.13	$(1.79)	$(0.81)	$(0.54)

Dividends to common shareholders	$14,434,000	$14,402,000	$24,705,000	$17,749,000	$9,742,000
Per common share	$0.2000	$0.2000	$0.3600	$0.2700	$0.2025
Weighted average number of common shares—basic and diluted	68,381,000	68,017,000	66,387,000	63,843,000	46,234,000

Item 6. Selected Financial Data (a) (continued)

	Years ended December 31,
	2013	2012	2011	2010	2009
Balance sheet data:
Real estate, net	$1,188,249,000	$1,183,867,000	$1,127,319,000	$1,086,060,000	$1,108,754,000
Real estate to be transferred to a joint venture	—	—	—	—	139,743,000
Real estate held for sale/conveyance	81,854,000	117,673,000	252,617,000	396,054,000	431,834,000
Investment in unconsolidated joint ventures	—	—	44,743,000	52,466,000	14,113,000
Other assets	61,823,000	68,363,000	87,484,000	87,907,000	90,674,000

Total assets	$1,331,926,000	$1,369,903,000	$1,512,163,000	$1,622,487,000	$1,785,118,000

Mortgages and loans payable	$719,792,000	$745,168,000	$736,689,000	$680,718,000	$797,146,000
Mortgage loans payable—real estate to be transferred to a joint venture	—	—	—	—	94,018,000
Mortgage loans payable—real estate held for sale/conveyance	22,848,000	39,306,000	141,259,000	159,395,000	161,283,000
Other liabilities	53,638,000	63,679,000	73,827,000	76,850,000	106,269,000

Total liabilities	796,278,000	848,153,000	951,775,000	916,963,000	1,158,716,000
Noncontrolling interest—limited partners’ mezzanine
OP Units	414,000	623,000	4,616,000	7,053,000	12,638,000
Equity:
Cedar Realty Trust, Inc. shareholders’ equity	527,677,000	513,656,000	493,843,000	630,066,000	538,456,000
Noncontrolling interests	7,557,000	7,471,000	61,929,000	68,405,000	75,308,000

Total equity	535,234,000	521,127,000	555,772,000	698,471,000	613,764,000

Total liabilities and equity	$1,331,926,000	$1,369,903,000	$1,512,163,000	$1,622,487,000	$1,785,118,000

Other data:
Funds From Operations (“FFO”) (b)	$44,868,000	$26,717,000	$26,520,000	$29,510,000	$51,776,000
Cash flows provided by (used in):
Operating activities	$49,676,000	$50,478,000	$39,098,000	$41,702,000	$51,942,000
Investing activities	$(15,254,000)	$50,224,000	$(64,093,000)	$(29,834,000)	$(70,026,000)
Financing activities	$(37,971,000)	$(105,250,000)	$22,899,000	$(14,866,000)	$27,017,000
Square feet of GLA	9,391,000	9,316,000	9,065,000	8,477,000	8,351,000
Percent occupied	92.6%	92.0%	91.7%	91.0%	91.9%
Average annualized base rent per square foot	$12.31	$12.05	$11.65	$11.42	$11.01

(a)	The data presented reflect certain reclassifications of prior period amounts to conform to the 2013 presentation, principally to reflect the sale and/or as “held for sale/conveyance” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on the previously-reported net income attributable to common shareholders or earnings per share.
(b)	See Item 7—“Management Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of FFO to net income(loss) attributable to common shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At December 31, 2013, the Company owned and managed a portfolio of 65 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.4 million square feet of gross leasable area (“GLA”). The portfolio was 92.6% occupied and 93.6% leased at December 31, 2013.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2013, the Company owned 99.3% of the Operating Partnership and is its sole general partner. The approximately 516,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

Significant Transactions

Acquisition

On November 18, 2013, the Company acquired the Big Y Shopping Center located in Fairfield County, Connecticut. The purchase price for the property was approximately $34.5 million, of which approximately $33 million was funded from the Company’s credit facility and the $1.5 million balance by the issuance of approximately 270,000 OP Units, which was based on the market price of the Company’s common stock. In addition, the Company incurred transaction costs of $0.2 million in connection with the transaction.

Dispositions

As part of the Company’s on-going efforts to concentrate on grocery-anchored shopping centers straddling the Washington DC to Boston corridor, the following were property dispositions during 2013:

			Date	Sales
Property	Location	GLA	Sold	Price
Discontinued Operations:
East Chestnut	Lancaster, PA	21,180	1/2/2013	$3,100,000
Columbia Mall	Bloomsburg, PA	352,544	4/17/2013	$2,775,000
Heritage Crossing	Limerick, PA	28,098	5/9/2013	$9,400,000
Westlake Discount Drug Mart Plaza	Westlake, OH	55,775	6/5/2013	$2,240,000
Dunmore Shopping Center	Dunmore, PA	101,080	11/8/2013	$4,000,000
Roosevelt II	Philadelphia, PA	180,088	11/14/2013	$13,878,000	(a)
Oakhurst Plaza	Harrisburg, PA	111,869	12/11/2013	$11,000,000
Continuing operations:
Huntingdon Plaza land parcel	Huntingdon, PA	N/A	3/29/2013	$390,000
Upland Square land parcel	Pottstown, PA	N/A	11/8/2013	$1,700,000
Oregon Pike land parcel	Lancaster, PA	N/A	12/23/2013	$1,451,000

(a)	Lender accepted a deed-in-lieu of foreclosure on the property. Sales price represents mortgage loan payable, accrued interest and other expenses forgiven upon title transfer.

Credit Facility

On August 1, 2013, the Company amended and extended, on an unsecured basis, its credit facility. As amended, the $310 million credit facility is comprised of a three-year $260 million revolving credit facility, expiring on August 1, 2016, and a five-year $50 million term loan, expiring on August 1, 2018. See “Liquidity” below for additional details.

Term Loans

On February 11, 2014, the Company closed $150 million of unsecured term loans consisting of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. See “Liquidity” below for additional details.

Equity Transactions

Preferred Stock

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

During 2013, the Company sold approximately 221,000 shares of its Series B Preferred Stock under an existing ATM equity program at a weighted average price of $24.52 per share, and realized net proceeds, after offering expenses, of approximately $5.2 million.

Common Stock

In August 2013, the Company entered into an at-the-market continuous offering program, under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through December 31, 2013, no shares had been sold under this program.

In January 2014, the Company concluded a public offering of 6,900,000 shares of its common stock (including 900,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.3 million. The Company intends to use the net proceeds from the offering for general working capital and other corporate purposes, including the repayment of outstanding indebtedness and the acquisition of additional properties.

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

Results of Operations

Comparison of 2013 to 2012

			Change
	2013	2012	Dollars	Percent
Revenues	$138,824,000	$135,726,000	$3,098,000	2.3%
Property operating expenses	41,955,000	39,365,000	2,590,000	6.6%

Property operating income	96,869,000	96,361,000	508,000	0.5%
General and administrative	(13,980,000)	(14,277,000)	297,000	-2.1%
Management transition charges and employee termination costs	(106,000)	(1,172,000)	1,066,000	n/a
Impairment reversals/(charges), net	1,100,000	(5,779,000)	6,879,000	n/a
Acquisition transaction costs and terminated projects	(182,000)	(116,000)	(66,000)	n/a
Depreciation and amortization	(44,405,000)	(43,289,000)	(1,116,000)	2.6%
Interest expense	(34,766,000)	(38,480,000)	3,714,000	-9.7%
Early extinguishment of debt costs	(106,000)	(2,607,000)	2,501,000	n/a
Interest income	4,000	191,000	(187,000)	-97.9%
Equity in income of unconsolidated joint venture	—	1,481,000	(1,481,000)	-100.0%
Gain on exit from unconsolidated joint venture	—	30,526,000	(30,526,000)	n/a
Gain on sales	609,000	997,000	(388,000)	n/a

Income from continuing operations	5,037,000	23,836,000	(18,799,000)
Discontinued operations:
Income from operations	2,690,000	5,504,000	(2,814,000)	-51.1%
Impairment charges, net	(3,977,000)	(4,000)	(3,973,000)	n/a
Gain on extinguishment of debt obligations	10,452,000	—	10,452,000	n/a
Gain on sales	—	4,679,000	(4,679,000)	n/a

Net income	14,202,000	34,015,000	(19,813,000)
Net loss (income) attributable to noncontrolling interests	246,000	(4,309,000)	4,555,000

Net income attributable to Cedar Realty Trust, Inc.	$14,448,000	$29,706,000	$(15,258,000)

Properties held in both periods. The Company held 63 properties (excluding properties “held for sale/conveyance”) throughout 2013 and 2012.

Revenues were higher primarily as a result of increases in (1) rental revenues and expense recoveries at properties acquired in 2013 and 2012 ($5.7 million), (2) rental revenues and expense recoveries at other operating properties ($2.5 million), and (3) revenues at redevelopment properties ($0.3 million), offset by (4) a decrease in lease termination income ($3.0 million), and (5) a decrease in management fee income related to the Cedar/RioCan joint venture ($2.4 million); the management agreement was terminated effective January 31, 2013.

Property operating expenses were higher primarily as a result of (1) property operating expenses at properties acquired in 2013 and 2012 ($1.5 million), (2) an increase in snow removal costs ($1.1 million), and (3) an increase in other operating expenses ($0.5 million), offset by (4) a decrease in payroll and related benefits and costs ($0.4 million).

General and administrative expenses were lower primarily as a result of decreases in payroll and related benefits resulting from employee headcount reductions implemented by management in the latter part of 2012.

Management transition charges and employee termination costs in 2012 reflect separation arrangements and terminations of employment agreements relating primarily to employee headcount reductions instituted in connection with property dispositions and the exit from the Cedar/RioCan joint venture. Such costs consist of (1) severance and benefits ($0.7 million), (2) accelerated vesting of share-based compensation grants ($0.4 million), and (3) other costs ($0.1 million).

Impairment (reversals)/charges, net in 2013 relate to the partial cash recovery on a loan receivable previously written off, as more fully discussed elsewhere in this report ($1.1 million). Impairment (reversals)/charges, net in 2012 relate to (1) the write-off of the aforementioned loan receivable ($4.4 million), and (2) certain land parcels treated as “held for sale/conveyance” ($1.3 million).

Acquisition transaction costs and terminated projects in 2013 and 2012 include costs incurred related to property acquisitions.

Depreciation and amortization expenses were higher primarily as a result of (1) the acquisition of properties in 2013 and 2012 ($2.3 million), (2) the redevelopment and lease up of vacant spaces which required the demolition of certain existing buildings resulting in accelerated depreciation expense (2013—$6.7 million and 2012 $6.2 million), offset by the completion of scheduled depreciation and amortization. ($1.8 million).

Interest expense decreased primarily as a result of a decrease in (1) the overall weighted average interest rate ($4.0 million), and (2) amortization expense of deferred financing costs ($0.3 million), offset by a decrease in capitalized interest ($0.4 million).

Early extinguishment of debt costs in 2013 relate to the write-off of unamortized fees associated with prepaid mortgage loans payable. Early extinguishment of debt costs in 2012 relates to the write-off of unamortized fees associated with the Company’s terminated stabilized property and development property credit facilities.

Equity in income of unconsolidated joint venture in 2012 relates to the Cedar/RioCan joint venture, which the Company exited in October 2012.

Gain on exit from unconsolidated joint venture in 2012 relates to the exit from the Cedar/RioCan joint venture, as more fully discussed elsewhere in this report.

Gain on sales in 2013 and 2012 relate principally to sales of land parcels treated as “held for sale/conveyance” as part of the Company’s 2011 business plan, as more fully discussed elsewhere in this report.

Discontinued operations for 2013 and 2012 include the results of operations, net impairment charges, gain on extinguishment of debt obligations, and gain on sales for certain properties sold or treated as “held for sale/conveyance”, as part of the Company’s 2011 business plan, as more fully discussed elsewhere in this report.

Comparison of 2012 to 2011

			Change
	2012	2011	Dollars	Percent
Revenues	$135,726,000	$129,988,000	$5,738,000	4.4%
Property operating expenses	39,365,000	42,943,000	(3,578,000)	-8.3%

Property operating income	96,361,000	87,045,000	9,316,000	10.7%
General and administrative	(14,277,000)	(10,740,000)	(3,537,000)	32.9%
Management transition charges and employee termination costs	(1,172,000)	(6,875,000)	5,703,000	n/a
Impairment charges, net	(5,779,000)	(7,148,000)	1,369,000	n/a
Acquisition transaction costs and terminated projects	(116,000)	(1,436,000)	1,320,000	n/a
Depreciation and amortization	(43,289,000)	(41,862,000)	(1,427,000)	3.4%
Interest expense	(38,480,000)	(41,312,000)	2,832,000	-6.9%
Early extinguishment of debt costs	(2,607,000)	—	(2,607,000)	n/a
Interest income	191,000	349,000	(158,000)	-45.3%
Equity in income of unconsolidated joint ventures	1,481,000	1,671,000	(190,000)	-11.4%
Gain (loss) on exit from unconsolidated joint ventures	30,526,000	(7,961,000)	38,487,000	n/a
Gain on sales	997,000	130,000	867,000	n/a

Income (loss) from continuing operations	23,836,000	(28,139,000)	51,975,000
Discontinued operations:
Income from operations	5,504,000	7,199,000	(1,695,000)	-23.5%
Impairment charges, net	(4,000)	(88,458,000)	88,454,000	n/a
Gain on sales	4,679,000	884,000	3,795,000	n/a

Net income (loss)	34,015,000	(108,514,000)	142,529,000
Net (income) loss attributable to noncontrolling interests	(4,309,000)	4,953,000	(9,262,000)

Net income (loss) attributable to Cedar Realty Trust, Inc.	$29,706,000	$(103,561,000)	$133,267,000

Properties held in both periods. The Company held 62 properties (excluding properties “held for sale/conveyance”) throughout 2012 and 2011.

Revenues were higher primarily as a result of increases in (1) lease termination income ($3.0 million), (2) rental revenues and expense recoveries at properties acquired in 2012 and 2011 ($1.8 million), and (3) rental revenues and expense recoveries at ground-up development properties ($1.7 million), offset by a decrease in expense recoveries at the Company’s other operating properties ($1.0 million), due to lower property operating expenses.

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

Impairment charges, net in 2012 relate to (1) the write-off of the a loan receivable ($4.4 million), and (2) certain land parcels treated as “held for sale/conveyance” ($1.3 million). Impairment charges in 2011 relate to certain land parcels treated as “held for sale/conveyance”.

Acquisition transaction costs and terminated projects in 2012 include costs incurred related to property acquisitions. Acquisition transaction costs and terminated projects in 2011 include (1) costs incurred related to a property acquisition, and (2) the termination of several redevelopment projects that the Company determined would not go forward.

Depreciation and amortization expenses were higher primarily as a result of (1) the acquisition of a property in October 2012 ($0.7 million), (2) improvements being placed in service at ground-up development and redevelopment properties ($0.7 million), and (3) the write-off of tenant improvements for a tenant who vacated during 2012 ($0.3 million), offset by the completion of scheduled depreciation and amortization. ($0.2 million).

Interest expense decreased primarily as a result of (1) lower amortization of deferred financing costs related to the new credit facility entered into during the first quarter of 2012 ($2.0 million), (2) a decrease in the overall outstanding principal balance of debt ($1.4 million), and (3) a decrease in the overall weighted average interest rate ($0.7 million), offset by a decrease in capitalized interest ($1.3 million).

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

	Years ended December 31,
	2013	2012
Consolidated operating income	$39,296,000	$31,728,000
Add:
General and administrative	13,980,000	14,277,000
Employee termination costs	106,000	1,172,000
Impairment (reversals)/charges, net	(1,100,000)	5,779,000
Acquisition transaction costs and terminated projects	182,000	116,000
Depreciation and amortization	44,405,000	43,289,000
Corporate costs included in property expenses	5,309,000	5,818,000
Less:
Management fee income	(191,000)	(2,754,000)
Straight-line rents	(1,387,000)	(930,000)
Amortization of intangible lease liabilities	(4,441,000)	(5,359,000)
Internal management fees charged to properties	(3,565,000)	(3,365,000)
Lease termination income and other	(193,000)	(3,105,000)

Consolidated NOI	92,401,000	86,666,000
Less NOI related to properties not defined as same-property	(18,210,000)	(13,774,000)

Same-property NOI	$74,191,000	$72,892,000

Number of same properties	57
Same-property occupancy, end of period	94.1%	93.9%
Same-property leased, end of period	94.4%	94.5%
Same-property average base rent, end of period	$12.12	$11.91

Same-property NOI growth for 2013 increased approximately 1.8% over 2012, excluding the re-tenanting impact from replacing the dark anchor at Oakland Commons with a Walmart Neighborhood Market. Same-property NOI growth including this impact was 1.9% for the comparative periods. The results reflect an increase in (1) 20 basis points (“bps”) in occupancy, and (2) $0.21 in average base rent at the properties.

Leasing Activity

The following is a summary of the Company’s leasing activity during 2013:

						Tenant
	Leases		New rent	Prior rent	Cash basis	improvements
	signed	GLA	per sq.ft. ($)	per sq.ft. ($)	% change	per sq.ft. ($) (a)
Renewals	129	912,500	11.74	10.85	8.2%	0.00
New Leases—Comparable	32	100,600	15.16	12.82	18.3%	19.80
New Leases—Non-Comparable	16	150,700	11.13	n/a	n/a	4.19

Total (b)	177	1,163,800	11.96	n/a	n/a	2.28

(a)	Includes tenant allowance and landlord work. Excludes first generation space.
(b)	For 2013, legal fees and lease commissions averaged a combined total of $2.40 per square foot.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common dividend distributions and distributions to minority interest partners, if made, primarily from its operations. The Company may also use its credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, remaining development costs, capital improvements, and maturing debt initially with its credit facility, and ultimately through a combination of issuing and/or assuming additional debt, the sale of equity securities, the issuance of additional OP Units, and/or the sale of properties. Although the Company believes it has access to secured and unsecured financing, there can be no assurance that the Company will have the availability of financing on completed development projects, additional construction financing, or proceeds from the refinancing of existing debt.

Debt is comprised of the following at December 31, 2013:

		Interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages	$458,207,000	5.5%	3.1%—7.5%
Variable-rate mortgage	58,085,000	2.9%

Total property-specific mortgages	516,292,000	5.2%
Unsecured credit facility	203,500,000	2.3%

	$719,792,000	4.3%

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

Borrowings under the credit facility are priced at LIBOR plus 195 bps (a weighted average rate of 2.3% per annum at December 31, 2013), and can range from LIBOR plus 165 to 225 bps based on the Company’s leverage ratio. As of December 31, 2013, the Company had $153.5 million outstanding under the revolving credit facility and $50.0 million outstanding under the term loan, and had $91.3 million available for additional borrowings. On February 11, 2014, the loan agreement was amended to modify the interest rate on the $50.0 term loan to match that of the new five-year $75.0 million unsecured term loan (see below).

On February 11, 2014, the Company closed $150 million of unsecured term loans consisting of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. Under an accordion feature, the term loans can be increased to an aggregate of $300 million, subject to customary conditions and lending commitments from participating banks. The financial covenants and other terms contained in the loan agreement are substantially the same as those contained in the Company’s unsecured credit facility. In connection with the transaction, the Company paid fees and legal expenses of approximately $1.1 million.

The five-year term loan is initially priced at LIBOR plus 175 bps, and can range from LIBOR plus 145 bps to 205 bps based on the Company’s leverage ratio. The seven-year term loan is initially priced at LIBOR plus 200 bps, and can range from LIBOR plus 170 bps to 230 bps, also based on the Company’s leverage ratio. The Company also entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2014 through their maturities. As a result, the effective fixed interest rates will be 3.37% for the five-year term loan and 4.27% for the seven-year term loan beginning July 1, 2014, based on the Company’s leverage ratio at closing. Additionally, the Company amended its existing $50 million unsecured term loan, which matures on August 1, 2018, decreasing the interest rate by 20 bps to LIBOR plus 175 bps thereby matching the pricing grid of the new five-year unsecured term loan.

Property-specific mortgage loans payable at December 31, 2013 consisted of fixed-rate notes totaling $458.2 million, with a weighted average interest rate of 5.5% and a LIBOR-based variable-rate note totaling $58.1 million, with an effective interest rate of 2.9% per annum at that date. For 2014, the Company has approximately $7.6 million of scheduled debt principal amortization payments and $150.2 million of scheduled balloon payments. Substantially all 2014 debt requirements will be refinanced from the proceeds of the $150 million unsecured term loans which closed on February 11, 2014 (see above).

Mortgage loans payable and the credit facility have an overall weighted average interest rate of 4.3% and mature at various dates through 2029. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

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

During 2013, the Company sold approximately 221,000 shares of its Series B Preferred Stock under the existing ATM equity program at a weighted average price of $24.52 per share, and realized net proceeds, after offering expenses, of approximately $5.2 million.

On August 6, 2013, the Company entered into an at-the-market continuous offering program, under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through December 31, 2013, no shares had been sold under this program.

On January 13, 2014, the Company concluded a public offering of 6,900,000 shares of its common stock (including 900,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.3 million. The Company intends to use the net proceeds from the offering for general working capital and other corporate purposes, including the repayment of outstanding indebtedness and the acquisition of additional properties.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common stock dividends totaling $0.20 per share during 2013. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Contractual obligations and commercial commitments

The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at December 31, 2013:

	Maturity Date
	2014	2015	2016	2017	2018	Thereafter	Total
Debt: (a)
Mortgage loans payable (b)	$157,823,000	$68,821,000	$139,539,000	$62,962,000	$20,199,000	$66,948,000	$516,292,000
Credit facility (c)	—	—	153,500,000	—	50,000,000	—	203,500,000
Interest payments (d)	28,071,000	22,168,000	17,027,000	5,997,000	4,410,000	11,358,000	89,031,000
Operating lease obligations	1,515,000	1,530,000	1,539,000	1,057,000	924,000	9,098,000	15,663,000

Total	$187,409,000	$92,519,000	$311,605,000	$70,016,000	$75,533,000	$87,404,000	$824,486,000

(a)	Does not include approximately $22.8 million applicable to discontinued operations (See Note 10 of notes to Consolidated Financial Statements).
(b)	Substantially all 2014 debt requirements will be refinanced from the proceeds of the unsecured term loans which closed on February 11, 2014 (see above).
(c)	The revolving facility expires on August 1, 2016, and may be extended for two additional one-year periods.
(d)	Represents interest payments expected to be incurred on the Company’s debt obligations as of December 31, 2013, including capitalized interest. For variable-rate debt, the rate in effect at December 31, 2013 is assumed to remain in effect until the maturities of the respective obligations.

Net Cash Flows

	December 31,
	2013	2012	2011
Cash flows provided by (used in):
Operating activities	$49,676,000	$50,478,000	$39,098,000
Investing activities	$(15,254,000)	$50,224,000	$(64,093,000)
Financing activities	$(37,971,000)	$(105,250,000)	$22,899,000

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities were generally consistent at $53.4 million, $53.3 million, and $47.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amounts for 2013 include the acquisition of a property in the latter part of 2013, the full year results of a property acquired in the latter part of 2012, and reductions in interest expense and property-level and general administrative overhead savings resulting from employee headcount reductions implemented by management in the latter part of 2012, offset by the reduced results from properties sold and the Company’s exit from the Cedar/RioCan joint venture. The amounts for 2012 include $3.0 million of lease termination income and $0.6 million for management transition charges and employee termination costs. The amounts for 2011 include $4.5 million for management transition charges and employee termination costs. The net changes in operating assets and liabilities (($3.7) million in 2013, ($2.8) million in 2012, and ($8.5) million in 2011) were primarily the result of collections of receivables and the timing of payments of accounts payable and accrued liabilities.

Investing Activities

During 2013, the Company acquired a grocery-anchored shopping center and incurred expenditures for property improvements (an aggregate of $53.3 million), offset by proceeds from sales of properties treated as discontinued operations ($34.7 million), proceeds released from escrows ($2.2 million), and the repayment of a note receivable ($1.1 million). During 2012, the Company had net proceeds from the exit from the Cedar/RioCan unconsolidated joint venture ($41.6 million), proceeds from sales of properties treated as discontinued operations ($34.9 million), distributions of capital from the Cedar/RioCan joint venture ($2.8 million), and proceeds released from escrows ($2.4 million), offset by expenditures for property improvements ($31.4 million). During 2011, the Company acquired a grocery-anchored shopping center and incurred expenditures for property improvements (an aggregate of $92.0 million), had an increase in construction escrows and other ($6.2 million) and made investments in the Cedar/RioCan joint venture ($4.3 million), offset by proceeds from sales of properties treated as discontinued operations ($30.6 million), net proceeds relating to the properties transferred to the Cedar/RioCan joint venture ($3.5 million) and distribution of capital from the Cedar/RioCan joint venture ($4.3 million).

Financing Activities

During 2013, the Company had repayments of mortgage obligations ($77.1 million), the redemption of the 8.875% Series A Cumulative Redeemable Preferred Stock ($35.0 million), preferred and common stock distributions ($28.9 million), payment of debt financing costs ($1.9 million), the purchase of a joint venture remaining minority interest share ($1.6 million), distributions to noncontrolling interests (minority interests and limited partners—$ 0.7 million), and redemptions of OP Units ($0.2 million), offset by proceeds from the sale of the 7.25% Series B Cumulative Redeemable Preferred Stock ($59.8 million), and net advances under the revolving credit facility and term loans (an aggregate of $47.5 million). During 2012, the Company had redemptions and repurchases of the 8.875% Series A cumulative Redeemable Preferred Stock ($124.9 million), repayments of mortgage obligations ($79.6 million), preferred and common stock distributions ($29.2 million), net repayments under the revolving credit facility and term loans (an aggregate of $10.3 million), the purchase of joint venture minority interests share ($6.1 million), the payment of debt financing costs ($4.9 million) and distributions to noncontrolling interests (minority interest and limited partners—$4.3 million), offset by net proceeds from the sale of the 7.25% Series B Cumulative Redeemable Preferred Stock ($124.4 million) and proceeds from mortgage financings ($30.0 million). During 2011, the Company received proceeds from mortgage refinancings ($45.8 million), net advances from its revolving credit facilities ($33.7 million), proceeds from the sale of common stock ($4.3 million), and had a contribution from a consolidated joint venture minority interest ($0.3 million), offset by preferred and common stock distributions ($38.9 million), repayment of mortgage obligations ($17.4 million), distributions to noncontrolling interest (minority interest and limited partners—$3.8 million), and the payment of debt financing costs ($1.1 million).

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

The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding impairment charges, gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for 2013, 2012 and 2011:

	Years ended December 31,
	2013	2012	2011
Net (loss) income attributable to common shareholders	$(1,131,000)	$9,889,000	$(117,761,000)
Add (deduct):
Real estate depreciation and amortization	45,280,000	44,335,000	48,156,000
Limited partners’ interest	1,000	(26,000)	(2,446,000)
Impairment charges, net	2,877,000	5,783,000	95,606,000
(Gain) loss on exit from unconsolidated joint ventures	—	(30,526,000)	7,961,000
Gain on sales	(609,000)	(5,676,000)	(884,000)
Consolidated minority interests:
Share of (loss) income	(247,000)	4,335,000	(2,507,000)
Share of FFO	(1,303,000)	(4,562,000)	(5,918,000)
Unconsolidated joint venture:
Share of income	—	(1,481,000)	(1,671,000)
Share of FFO	—	4,646,000	5,984,000

FFO	$44,868,000	$26,717,000	$26,520,000

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

The Company is exposed to interest rate changes primarily through (1) the variable-rate credit facility used to maintain liquidity, fund capital expenditures and redevelopment activities, and expand its real estate investment portfolio, and (2) property-specific variable-rate mortgage financing. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At December 31, 2013, the Company had a mortgage loan payable of approximately $11.9 million (included in mortgage loans payable – real estate held for sale/conveyance on the consolidated balance sheet) subject to an interest rate swap which converted the LIBOR-based variable rate to a fixed rate of 5.2% per annum. At that date, the Company had accrued liabilities of $0.6 million (included in accounts payable and accrued liabilities on the consolidated balance sheet) relating to the fair value of the interest rate swap applicable to the mortgage loan payable.

At December 31, 2013, long-term debt consisted of fixed-rate mortgage loans payable and variable-rate debt (including the Company’s variable-rate credit facility). The average interest rate on the $458.2 million of fixed-rate indebtedness outstanding was 5.5%, with maturities at various dates through 2029. The average interest rate on the $261.6 million of variable-rate debt (including $203.5 million in advances under the Company’s credit facility) was 2.4%. With respect to the $261.6 million of variable-rate debt outstanding at December 31, 2013, if interest rates either increase or decrease by 1%, the Company’s interest cost would increase or decrease respectively by approximately $2.6 million per annum.

Item 8. Financial Statements and Supplementary Data

All other schedules have been omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Realty Trust, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cedar Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 25, 2014

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Real estate:
Land	$286,518,000	$276,197,000
Buildings and improvements	1,153,336,000	1,137,205,000

	1,439,854,000	1,413,402,000
Less accumulated depreciation	(251,605,000)	(229,535,000)

Real estate, net	1,188,249,000	1,183,867,000
Real estate held for sale/conveyance	81,854,000	117,673,000
Cash and cash equivalents	3,973,000	7,522,000
Restricted cash	11,063,000	13,752,000
Receivables	18,492,000	17,846,000
Other assets and deferred charges, net	28,295,000	29,243,000

TOTAL ASSETS	$1,331,926,000	$1,369,903,000

LIABILITIES AND EQUITY
Mortgage loans payable	$516,292,000	$589,168,000
Mortgage loans payable—real estate held for sale/conveyance	22,848,000	39,306,000
Unsecured credit facility	203,500,000	—
Secured credit facility	—	156,000,000
Accounts payable and accrued liabilities	22,666,000	28,179,000
Unamortized intangible lease liabilities	26,868,000	30,502,000
Unamortized intangible lease liabilities—real estate held for sale/conveyance	4,104,000	4,998,000

Total liabilities	796,278,000	848,153,000

Noncontrolling interest—limited partners’ mezzanine OP Units	414,000	623,000
Commitments and contingencies	—	—
Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series A ($25.00 per share liquidation value, 0 and 1,410,000, shares authorized, respectively, 0 and 1,408,000 shares, issued and outstanding, respectively)	—	34,882,000
Series B ($25.00 per share liquidation value, 10,000,000 and 7,500,000 shares authorized, respectively, 7,950,000 and 5,429,000 shares, issued and outstanding, respectively)	190,661,000	128,787,000
Common stock ($.06 par value, 150,000,000 shares authorized, 72,200,000 and 71,817,000 shares, issued and outstanding, respectively)	4,332,000	4,309,000
Treasury stock (3,514,000 and 3,822,000 shares, respectively, at cost)	(20,191,000)	(21,702,000)
Additional paid-in capital	747,997,000	748,194,000
Cumulative distributions in excess of net income	(393,819,000)	(378,254,000)
Accumulated other comprehensive loss	(1,303,000)	(2,560,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	527,677,000	513,656,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	4,202,000	6,081,000
Limited partners’ OP Units	3,355,000	1,390,000

Total noncontrolling interests	7,557,000	7,471,000

Total equity	535,234,000	521,127,000

TOTAL LIABILITIES AND EQUITY	$1,331,926,000	$1,369,903,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2013	2012	2011
REVENUES
Rents	$109,798,000	$104,187,000	$100,925,000
Expense recoveries	28,472,000	25,518,000	26,056,000
Other	554,000	6,021,000	3,007,000

Total revenues	138,824,000	135,726,000	129,988,000

EXPENSES
Operating, maintenance and management	24,183,000	22,342,000	26,787,000
Real estate and other property-related taxes	17,772,000	17,023,000	16,156,000
General and administrative	13,980,000	14,277,000	10,740,000
Management transition charges and employee termination costs	106,000	1,172,000	6,875,000
Impairment (reversals)/charges, net	(1,100,000)	5,779,000	7,148,000
Acquisition transaction costs and terminated projects	182,000	116,000	1,436,000
Depreciation and amortization	44,405,000	43,289,000	41,862,000

Total expenses	99,528,000	103,998,000	111,004,000

OPERATING INCOME	39,296,000	31,728,000	18,984,000
NON-OPERATING INCOME AND EXPENSES
Interest expense	(34,766,000)	(38,480,000)	(41,312,000)
Early extinguishment of debt costs	(106,000)	(2,607,000)	—
Interest income	4,000	191,000	349,000
Equity in income of unconsolidated joint ventures	—	1,481,000	1,671,000
Gain (loss) on exit from unconsolidated joint ventures	—	30,526,000	(7,961,000)
Gain on sales	609,000	997,000	130,000

Total non-operating income and expense	(34,259,000)	(7,892,000)	(47,123,000)

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,037,000	23,836,000	(28,139,000)
DISCONTINUED OPERATIONS
Income from operations	2,690,000	5,504,000	7,199,000
Impairment charges, net	(3,977,000)	(4,000)	(88,458,000)
Gain on extinguishment of debt obligations	10,452,000	—	—
Gain on sales	—	4,679,000	884,000

Total income (loss) from discontinued operations	9,165,000	10,179,000	(80,375,000)

NET INCOME (LOSS)	14,202,000	34,015,000	(108,514,000)
Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	247,000	(4,335,000)	2,507,000
Limited partners’ interest in Operating Partnership	(1,000)	26,000	2,446,000

Total net loss (income) attributable to noncontrolling interests	246,000	(4,309,000)	4,953,000

NET INCOME (LOSS) ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	14,448,000	29,706,000	(103,561,000)
Preferred stock dividends	(14,413,000)	(14,819,000)	(14,200,000)
Preferred stock redemption costs	(1,166,000)	(4,998,000)	—

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,131,000)	$9,889,000	$(117,761,000)

PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$(0.16)	$0.05	$(0.64)
Discontinued operations	0.13	0.08	(1.15)

	$(0.03)	$0.13	$(1.79)

Weighted average number of common shares—basic and diluted	68,381,000	68,017,000	66,387,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years ended December 31,
	2013	2012	2011
Net income (loss)	$14,202,000	$34,015,000	$(108,514,000)

Other comprehensive income (loss):
Unrealized gain on change in fair value of cash flow hedges:
Consolidated	1,260,000	836,000	3,000
Unconsolidated	—	118,000	(118,000)

Other comprehensive income (loss)	1,260,000	954,000	(115,000)

Comprehensive income (loss)	15,462,000	34,969,000	(108,629,000)
Comprehensive loss (income) attributable to noncontrolling interests	243,000	(4,309,000)	4,961,000

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$15,705,000	$30,660,000	$(103,668,000)

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2013, 2012 and 2011

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss)	Total
BALANCE, DECEMBER 31, 2010	6,400,000	$158,575,000	66,520,000	$3,991,000	$(10,367,000)	$712,548,000	$(231,275,000)	$(3,406,000)	$630,066,000
Net (loss)	—	—	—	—	—	—	(103,561,000)	—	(103,561,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	11,000	11,000
Unrealized loss on change in fair value of cash flow hedge—unconsolidated joint venture	—	—	—	—	—	—	—	(118,000)	(118,000)
Share-based compensation, net	—	—	676,000	41,000	(161,000)	1,753,000	—	—	1,633,000
Net proceeds from the sale of common stock	—	—	39,000	2,000	—	223,000	—	—	225,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	693,000	42,000	—	4,038,000	—	—	4,080,000
Preferred stock dividends	—	—	—	—	—	—	(14,200,000)	—	(14,200,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(24,705,000)	—	(24,705,000)
Contribution from minority interest partners	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	412,000	—	—	412,000

BALANCE, DECEMBER 31, 2011	6,400,000	158,575,000	67,928,000	4,076,000	(10,528,000)	718,974,000	(373,741,000)	(3,513,000)	493,843,000
Net income (loss)	—	—	—	—	—	—	29,706,000	—	29,706,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	835,000	835,000
Unrealized gain on change in fair value of cash flow hedge—unconsolidated joint venture	—	—	—	—	—	—	—	118,000	118,000
Share-based compensation, net	—	—	2,754,000	165,000	(11,174,000)	14,631,000	—	—	3,622,000
Net proceeds from sales of Series B shares	5,429,000	128,787,000	—	—	—	(4,417,000)	—	—	124,370,000
Redemptions/repurchases of Series A shares	(4,992,000)	(123,693,000)	—	—	—	3,754,000	(4,998,000)	—	(124,937,000)
Common stock sales and issuance expenses, net	—	—	1,000	—	—	(172,000)	—	—	(172,000)
Preferred stock dividends	—	—	—	—	—	—	(14,819,000)	—	(14,819,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(14,402,000)	—	(14,402,000)
Conversions of OP Units into common stock	—	—	1,134,000	68,000	—	7,827,000	—	—	7,895,000
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	2,000	—	—	2,000
Acquisition of noncontrolling interest	—	—	—	—	—	7,595,000	—	—	7,595,000
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2012	6,837,000	163,669,000	71,817,000	4,309,000	(21,702,000)	748,194,000	(378,254,000)	(2,560,000)	513,656,000
Net income (loss)	—	—	—	—	—	—	14,448,000	—	14,448,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,257,000	1,257,000
Share-based compensation, net	—	—	378,000	23,000	1,511,000	1,814,000	—	—	3,348,000
Net proceeds from sales of Series B shares	2,521,000	61,874,000	—	—	—	(2,025,000)	—	—	59,849,000
Redemption of Series A shares	(1,408,000)	(34,882,000)	—	—	—	1,056,000	(1,166,000)	—	(34,992,000)
Common stock sales and issuance expenses, net	—	—	2,000	—	—	(64,000)	—	—	(64,000)
Preferred stock dividends	—	—	—	—	—	—	(14,413,000)	—	(14,413,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(14,434,000)	—	(14,434,000)
Conversions of OP Units into common stock	—	—	3,000	—	—	24,000	—	—	24,000
Issuance of OP Units	—	—	—	—	—	—	—	—	—
Redemptions of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	(498,000)	—	—	(498,000)
Acquisition of noncontrolling interest	—	—	—	—	—	(504,000)	—	—	(504,000)
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2013	7,950,000	$190,661,000	72,200,000	$4,332,000	$(20,191,000)	$747,997,000	$(393,819,000)	$(1,303,000)	$527,677,000

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2013, 2012 and 2011

(continued)

	Noncontrolling Interests
	Minority
	interests in	Limited
	consolidated	partners’		Total
	joint ventures	OP Units	Total	equity
BALANCE, DECEMBER 31, 2010	$62,050,000	$6,355,000	$68,405,000	$698,471,000
Net (loss)	(2,507,000)	(1,320,000)	(3,827,000)	(107,388,000)
Unrealized gain on change in fair value of cash flow hedges	—	(5,000)	(5,000)	6,000
Unrealized loss on change in fair value of cash flow hedge—unconsolidated joint venture	—	—	—	(118,000)
Share-based compensation, net	—	—	—	1,633,000
Net proceeds from the sale of common stock	—	—	—	225,000
Net proceeds from dividend reinvestment and direct stock purchase plan	—	—	—	4,080,000
Preferred stock dividends	—	—	—	(14,200,000)
Distributions to common shareholders/ noncontrolling interests	(3,301,000)	(276,000)	(3,577,000)	(28,282,000)
Contribution from minority interest partners	269,000	—	269,000	269,000
Reallocation adjustment of limited partners’ interest	—	664,000	664,000	1,076,000

BALANCE, DECEMBER 31, 2011	56,511,000	5,418,000	61,929,000	555,772,000
Net income (loss)	4,335,000	(35,000)	4,300,000	34,006,000
Unrealized gain on change in fair value of cash flow hedges	—	1,000	1,000	836,000
Unrealized gain on change in fair value of cash flow hedge—unconsolidated joint venture	—	—	—	118,000
Share-based compensation, net	—	—	—	3,622,000
Net proceeds from sales of Series B shares	—	—	—	124,370,000
Redemptions/repurchases of Series A shares	—	—	—	(124,937,000)
Common stock sales and issuance expenses, net	—	—	—	(172,000)
Preferred stock dividends	—	—	—	(14,819,000)
Distributions to common shareholders/ noncontrolling interests	(4,182,000)	(74,000)	(4,256,000)	(18,658,000)
Conversions of OP Units into common stock	—	(3,998,000)	(3,998,000)	3,897,000
Reallocation adjustment of limited partners’ interest	—	78,000	78,000	80,000
Acquisition of noncontrolling interest	(13,743,000)	—	(13,743,000)	(6,148,000)
Disposition of noncontrolling interest	(36,840,000)	—	(36,840,000)	(36,840,000)

BALANCE, DECEMBER 31, 2012	6,081,000	1,390,000	7,471,000	521,127,000
Net income (loss)	(247,000)	3,000	(244,000)	14,204,000
Unrealized gain on change in fair value of cash flow hedges	—	3,000	3,000	1,260,000
Share-based compensation, net	—	—	—	3,348,000
Net proceeds from sales of Series B shares	—	—	—	59,849,000
Redemption of Series A shares	—	—	—	(34,992,000)
Common stock sales and issuance expenses, net	—	—	—	(64,000)
Preferred stock dividends	—	—	—	(14,413,000)
Distributions to common shareholders/ noncontrolling interests	(665,000)	(38,000)	(703,000)	(15,137,000)
Conversions of OP Units into common stock	—	(24,000)	(24,000)	—
Issuance of OP Units	—	1,500,000	1,500,000	1,500,000
Redemptions of OP Units	—	(10,000)	(10,000)	(10,000)
Reallocation adjustment of limited partners’ interest	—	531,000	531,000	33,000
Acquisition of noncontrolling interest	(1,048,000)	—	(1,048,000)	(1,552,000)
Disposition of noncontrolling interest	81,000	—	81,000	81,000

BALANCE, DECEMBER 31, 2013	$4,202,000	$3,355,000	$7,557,000	$535,234,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES
Net income (loss)	$14,202,000	$34,015,000	$(108,514,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	—	(1,481,000)	(1,671,000)
Distributions from unconsolidated joint ventures	—	1,481,000	1,399,000
Acquisition transactions costs and terminated projects	182,000	116,000	1,436,000
Impairment (reversals)/charges, net	2,877,000	5,783,000	95,606,000
Gain on extinguishment of debt obligations	(10,452,000)	—	—
Gain on sales	(609,000)	(5,676,000)	(1,014,000)
(Gain) loss on exit from unconsolidated joint ventures	—	(30,526,000)	7,961,000
Straight-line rents	(1,481,000)	(997,000)	(1,611,000)
Provision for doubtful accounts	1,572,000	2,826,000	3,270,000
Depreciation and amortization	45,663,000	44,674,000	48,606,000
Amortization of intangible lease liabilities	(4,446,000)	(5,364,000)	(6,524,000)
Expense and market price adjustments relating to share-based compensation, net	3,701,000	3,561,000	4,503,000
Amortization (including accelerated write-off) of deferred financing costs	2,162,000	4,875,000	4,138,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(1,606,000)	(307,000)	(3,374,000)
Prepaid expenses and other	(2,696,000)	(195,000)	(2,535,000)
Accounts payable and accrued liabilities	607,000	(2,307,000)	(2,578,000)

Net cash provided by operating activities	49,676,000	50,478,000	39,098,000

INVESTING ACTIVITIES
Acquisitions of real estate	(33,000,000)	—	(51,512,000)
Expenditures for real estate improvements	(20,288,000)	(31,387,000)	(40,492,000)
Net proceeds from sales of real estate	34,713,000	34,858,000	30,586,000
Net proceeds from exit from unconsolidated joint venture	—	41,551,000	—
Net proceeds from transfers to unconsolidated joint venture	—	—	3,545,000
Investments in and advances to unconsolidated joint ventures	—	—	(4,300,000)
Repayment of note receivable	1,100,000	—	—
Distributions of capital from unconsolidated joint venture	—	2,846,000	4,315,000
Construction escrows and other	2,221,000	2,356,000	(6,235,000)

Net cash (used in) provided by investing activities	(15,254,000)	50,224,000	(64,093,000)

FINANCING ACTIVITIES
Net advances/(repayments) under revolving credit facility	72,500,000	(85,317,000)	33,720,000
Advances under term loans	50,000,000	75,000,000	—
Repayment under term loan	(75,000,000)	—	—
Proceeds from mortgage refinancings	—	30,000,000	45,791,000
Mortgage repayments	(77,069,000)	(79,637,000)	(17,404,000)
Payments of debt financing costs	(1,893,000)	(4,944,000)	(1,068,000)
Noncontrolling interests:
Purchase of joint venture minority interests share	(1,552,000)	(6,148,000)	—
Contributions from consolidated joint venture minority interests	—	—	269,000
Distributions to consolidated joint venture minority interests	(665,000)	(4,182,000)	(3,301,000)
Distributions to limited partners	(52,000)	(99,000)	(508,000)
Redemptions of OP Units	(170,000)	—	—
Common stock sales and issuance expenses, net	(64,000)	(172,000)	4,305,000
Net proceeds from sales of preferred stock	59,849,000	124,370,000	—
Redemption of preferred stock	(34,992,000)	(124,937,000)	—
Preferred stock dividends	(14,429,000)	(14,782,000)	(14,200,000)
Distributions to common shareholders	(14,434,000)	(14,402,000)	(24,705,000)

Net cash (used in) provided by financing activities	(37,971,000)	(105,250,000)	22,899,000

Net (decrease) in cash and cash equivalents	(3,549,000)	(4,548,000)	(2,096,000)
Cash and cash equivalents at beginning of period	7,522,000	12,070,000	14,166,000

Cash and cash equivalents at end of period	$3,973,000	$7,522,000	$12,070,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At December 31, 2013, the Company owned and managed a portfolio of 65 operating properties (excluding properties “held for sale/conveyance”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2013, the Company owned a 99.3% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.7% at December 31, 2013) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 516,000 OP Units outstanding at December 31, 2013 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The Company has a 60%-owned joint venture originally formed to develop the project known as Crossroads II. This joint venture is consolidated as it is deemed to be a VIE and the Company is the primary beneficiary. The Company (1) guarantees all related debt, (2) its partners are not required to fund additional capital requirements, (3) it has an economic interest greater than its voting proportion and (4) it participates in the management activities that significantly impact the performance of the joint venture. As a result of these and other factors, the Company includes 100% of the joint venture’s results of operations in net income (loss) attributable to common shareholders. At December 31, 2013, this VIE owned real estate with a carrying value of $41.1 million and no mortgage loan payable.

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

The Company also had two 60%-owned joint ventures originally formed to develop the projects known as Heritage Crossings and Upland Square. Heritage Crossings was sold in May 2013 (see Note 4 – “Properties Held For Sale and Related Transactions”) and the Company acquired the remaining 40% interest in Upland Square in October 2013 (see Note 3 – “Real Estate”). Prior to these respective dates, these joint ventures were consolidated as they were deemed to be VIEs and the Company was the primary beneficiary. The Company (1) had guaranteed all related debt, (2) its partners were not required to fund additional capital requirements, (3) it has an economic interest greater than its voting proportion, and (4) it participated in the management activities that significantly impact the performance of the joint venture. As a result of these and other factors, the Company included 100% of the joint ventures’ results of operations in net income (loss) attributable to common shareholders.

The Company also had a 20% interest in the Cedar/RioCan joint venture, which the the Company accounted for under the equity method (the Company exited the joint venture in October 2012). Although the Company provided management and other services, RioCan had significant management participation rights, thus the Company had determined that this joint venture was not a VIE (see Note 5—“Investment in Cedar/RioCan Joint Venture”).

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

With respect to its interest in the Homburg joint venture properties (buy/sell provisions were concluded in October 2012—see Note 4 – “Properties Held For Sale and Related Transactions”), the Company was the general partner and had partnership interests of 20% in each of the venture’s nine properties. As (1) such entities are not VIEs, and (2) the Company was the sole general partner and exercised substantial operating control over these entities, the Company had determined that such entities should be consolidated for financial statement purposes.

Until June 2011, the Company had an approximate 85% limited partner’s interest in an unconsolidated joint venture which owned a single-tenant property in Philadelphia, Pennsylvania. The Company had determined that this joint venture was not a VIE. As the Company had no control over the entity, did not provide any management or other services to the entity, and had no substantial participating or “kick out” rights, the Company had accounted for its investment in this joint venture under the equity method. In June 2011, the Company (1) obtained appropriate releases, (2) assigned its limited partnership interest to other partners of the joint venture, and (3) wrote off its investment in the joint venture (as more fully discussed in Note 4 – “Properties Held For Sale and Related Transactions”).

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

The consolidated financial statements reflect certain reclassifications of prior period amounts to conform to the 2013 presentation, principally to reflect the sale and/or treatment as “held for sale/conveyance” of certain operating properties and the treatment thereof as “discontinued operations”. The reclassifications had no impact on previously-reported net income attributable to common shareholders or earnings per share.

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years. Depreciation expense amounted to $41.1 million, $40.0 million and $38.8 million for 2013, 2012 and 2011, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement. The Company believes these criteria were met for all real estate sold during 2013, 2012 and 2011.

In 2013, 2012, and 2011, the Company included in acquisition transaction costs and terminated projects (1) $0.2 million, $0.1 million and $0.9 million, respectively, related to properties the Company acquired, and (2) costs incurred for potential development projects of $0, $0 and $0.5 million, respectively, that the Company determined would not go forward.

Cash and Cash Equivalents / Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities of less than ninety days, and include cash at consolidated joint ventures of $1.5 million and $1.6 million at December 31, 2013 and 2012, respectively.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $5.1 million and $5.4 million at December 31, 2013 and 2012, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $1.8 million, $1.9 million and $1.9 million in 2013, 2012 and 2011, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of December 31, 2013, the Company was in compliance with all REIT requirements.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Noncontrolling Interest—Limited Partners’ Mezzanine OP Units

The Company follows the accounting guidance related to noncontrolling interests in consolidated financial statements, which clarifies that a noncontrolling interest in a subsidiary (minority interests or certain limited partners’ interest, in the case of the Company), subject to the classification and measurement of redeemable securities, is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. The guidance requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests. The Company classifies the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate. Certain noncontrolling interests of the Company are classified in the mezzanine section of the balance sheet (the “mezzanine OP Units”) as such OP Units do not meet the requirements for equity classification (certain of the holders of such OP Units have registration rights that provide such holders with the right to demand registration under the federal securities laws of the common stock of the Company issuable upon conversion of such OP Units). The Company adjusts the carrying value of the mezzanine OP Units each period to equal the greater of its historical carrying value or its redemption value. Through December 31, 2013, there have been no cumulative net adjustments recorded to the carrying amounts of the mezzanine OP Units.

Share-Based Compensation

In June 2012, the Company’s shareholders approved the 2012 Stock Incentive Plan (the “2012 Plan”), which was designed to replace the existing 2004 Stock Incentive Plan (the “2004 Plan”). In connection with the approval of the 2012 Plan, the Company agreed not to grant any additional new awards under the 2004 Plan. The 2012 Plan establishes the procedures for the granting of incentive stock options, stock appreciation rights, restricted stock awards, performance units, performance shares and specifically provides for the awarding of the remaining 2.0 million shares to the Company’s President and Chief Executive Officer, as provided in his employment agreement. The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2012 Plan is 4.5 million, and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 500,000. All grants issued pursuant to the 2012 Plan and 2004 Plan are “restricted stock grants” which generally vest (1) at the end of designated time periods for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of all grants is being expensed on a straight-line basis over the respective vesting periods (irrespective of achievement of the performance-based grants) adjusted, as applicable, for forfeitures. For restricted share grants subject to graded vesting, the amounts expensed are at least equal to the measured expense of each vested tranche. Based on the terms of the 2012 Plan and 2004 Plan, those grants of restricted shares that are transferred to Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2013	2012	2010
Supplemental disclosure of cash activities:
Cash paid for interest	$36,114,000	$43,663,000	$47,611,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and deferred financing costs	915,000	1,314,000	2,629,000
Conversions of OP Units into common stock	24,000	7,895,000	—
Issuance of OP Units in connection with a property acquisition	(1,500,000)	—	—
Deed-in-lieu of foreclosure of a property:
Real estate transferred	(4,724,000)	—	—
Mortgage loan payable and related obligations settled	13,878,000	—	—
Mortgage loans payable assumed by buyers	—	76,632,000	24,273,000
Exchange of joint venture interest for 100% interest in unconsolidated joint venture property:
Real estate and related assets acquired	—	75,127,000	—
Mortgage loan payable assumed	—	(43,112,000)	—
Acquisition of noncontrolling interests in consolidated joint venture properties	—	7,595,000	—
Disposition of noncontrolling interests in consolidated joint venture properties	—	(36,840,000)	—

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 3. Real Estate

Real estate activity for 2013 and 2012 is comprised of the following:

	Years ended December 31,
	2013	2012
Cost
Balance, beginning of year (a)	$1,413,402,000	$1,316,927,000
Property acquired	34,666,000	76,185,000
Land parcel sold	(1,351,000)	—
Improvements and betterments	12,133,000	20,389,000
Write-off of fully-depreciated assets	(18,996,000)	(99,000)

Balance, end of the year	$1,439,854,000	$1,413,402,000

Accumulated depreciation
Balance, beginning of the year (a)	$(229,535,000)	$(189,608,000)
Depreciation expense	(41,066,000)	(40,026,000)
Write-off of fully-depreciated assets	18,996,000	99,000

Balance, end of the year	$(251,605,000)	$(229,535,000)

Net book value	$1,188,249,000	$1,183,867,000

(a)	Restated to reflect the reclassifications of properties subsequently treated as “held for sale/conveyance”.

On August 16, 2013, the Company exercised the buy/sell option pursuant to the terms of the 60%-owned joint venture originally formed for the development of the Upland Square project, and the Company’s partner opted not to meet the offered purchase option. The Company acquired the remaining 40% interest in the property on October 31, 2013 for approximately $1.6 million, reflecting the Company’s preferred interest in the joint venture. As the property was previously controlled and consolidated by the Company, the acquisition of the 40% noncontrolling interest was recorded as a capital transaction. As such, the excess ($0.5 million) paid by the Company over the carrying value of the noncontrolling interest was recorded as a decrease in the Company’s shareholders’ equity.

On November 18, 2013, the Company acquired the Big Y Shopping Center located in Fairfield County, Connecticut. The purchase price for the property was approximately $34.5 million, of which approximately $33 million was initially funded from the Company’s credit facility and the $1.5 million balance by the issuance of approximately 270,000 OP Units (based on the market price of the Company’s common stock). The Company incurred transaction costs of $0.2 million in connection with the transaction.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

At December 31, 2013, a number of the Company’s shopping center properties were pledged as collateral for mortgage loans payable. See Note 10—“Mortgage Loans Payable and Credit Facility” for information relating to the amendment, on an unsecured basis, of the Company’s credit facility.

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

The carrying values of the assets and liabilities of these properties, principally the net book values of the real estate and the related mortgage loans payable to be assumed by the buyers (or conveyed to the mortgagees), have been reclassified as “held for sale/conveyance” on the Company’s consolidated balance sheets at December 31, 2013 and December 31, 2012. In addition, the properties’ results of operations have been classified as “discontinued operations” for all years presented. The Company anticipates that sales of all such properties remaining classified as “held for sale” will be concluded during 2014.

The Company conducts a continuing review of the values for all remaining properties “held for sale/conveyance” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses, if no contract amounts were as yet being negotiated, as discussed in more detail in Note 6 — “Fair Value Measurements”, or (3) with respect to land parcels, estimated sales prices, less cost to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s plan to dispose of properties reclassified to “held for sale/conveyance”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflected that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The following is a summary of the components of income (loss) from discontinued operations:

	Years ended December 31,
	2013	2012	2011
REVENUES
Rents	$10,517,000	$20,608,000	$31,515,000
Expense recoveries and other	2,973,000	5,261,000	7,956,000

Total revenues	13,490,000	25,869,000	39,471,000

EXPENSES
Operating, maintenance and management	3,889,000	7,476,000	9,866,000
Real estate and other property-related taxes	2,761,000	4,205,000	5,849,000
Depreciation and amortization	1,258,000	1,385,000	6,744,000
Interest	2,455,000	7,299,000	9,813,000
Early extinguishment of debt costs	437,000	—	—

Total expenses	10,800,000	20,365,000	32,272,000

INCOME FROM OPERATIONS	2,690,000	5,504,000	7,199,000
IMPAIRMENT CHARGES, NET	(3,977,000)	(4,000)	(88,458,000)
GAIN ON EXTINGUISHMENT OF DEBT OBLIGATIONS	10,452,000	—	—
GAIN ON SALES	—	4,679,000	884,000

TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$9,165,000	$10,179,000	$(80,375,000)

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Impairment charges and other write-offs are summarized as follows:

	Years ended December 31,
	2013	2012	2011
Impairment (reversals)/charges—Ohio property loan (2013 and 2012), and land parcels (2012 and 2011) (a)	$(1,100,000)	$5,779,000	$7,148,000

Loss on exit from unconsolidated joint venture (b)	$—	$—	$7,961,000

Impairment charges, net—properties held for sale/conveyance (c)	$3,977,000	$4,000	$88,458,000

(a)	Included in operating income in the accompanying statements of operations.
(b)	Represents the write-off of an investment in an unconsolidated joint venture, and is included in non-operating income and expense in the accompanying statements of operations.
(c)	Included in discontinued operations in the accompanying statements of operations.

In April 2011, the Company made a two-year $4.1 million loan to the developers of a site located in Reynoldsburg, Ohio (the developers are members of the group from which the Company acquired substantially all of its drug store/convenience centers). The loan bore interest at 6.25% per annum and was collateralized by a first mortgage on the development parcel and personal guarantees from certain of the borrowers. During the fourth quarter of 2012, the borrowers failed to make a scheduled payment. The Company concluded that the loan was unlikely to be paid given (1) the current inability of the developers to find an anchor tenant for the development site, (2) certain use restrictions on the land, and (3) numerous legal judgments against individuals that provided the personal guarantees. As a result, the Company wrote off the loan and accrued interest in the fourth quarter of 2012, resulting in an impairment charge of $4.4 million. Subsequently, on March 28, 2013, the borrowers sold the development land parcel for approximately $1.1 million and, simultaneously, the Company accepted $1.1 million in full satisfaction of the loan. As a result, the Company recorded an impairment reversal of $1.1 million during the first quarter of 2013, which is included in continuing operations in the accompanying consolidated statements of operations.

Impairment charges, net, included in discontinued operations for 2013 included impairment charges relating to properties classified as held for sale during the fourth quarter of 2013 ($3.3 million), and net impairment charges ($0.7 million) from updating valuations based on current negotiations, letters of intent, and final sales proceeds. Impairment charges included in discontinued operations for 2011 included $36.6 million related to development projects and other non-core properties, $33.1 million related to malls, $11.1 million related to the Discount Drug Mart portfolio, $5.3 million related to single-tenant/triple-net-lease properties, and $2.4 million related to the Homburg joint venture properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

2013 Transactions

During 2013, the Company completed the following transactions related to properties “held for sale/conveyance”:

	Percent		Date	Sales		Gain on
Property	Sold	Location	Sold	Price		Sale
Discontinued operations:
East Chestnut	100%	Lancaster, PA	1/2/2013	$3,100,000		$—
Columbia Mall	100%	Bloomsburg, PA	4/17/2013	2,775,000		—
Heritage Crossing	100%	Limerick, PA	5/9/2013	9,400,000		—
Westlake Discount Drug Mart Plaza	100%	Westlake, OH	6/5/2013	2,240,000		—
Dunmore Shopping Center	100%	Dunmore, PA	11/8/2013	4,000,000		—
Roosevelt II	100%	Philadelphia, PA	11/14/2013	13,878,000	(a)	—
Oakhurst Plaza	100%	Harrisburg, PA	12/11/2013	11,000,000		—

				$46,393,000		$—

Continuing operations:
Huntingdon Plaza land parcel	100%	Huntingdon, PA	3/29/2013	$390,000		$266,000
Upland Square land parcel	100%	Pottstown, PA	11/8/2013	1,700,000		215,000
Oregon Pike (land parcel)	100%	Lancaster, PA	12/23/2013	1,451,000		—

				$3,541,000		$481,000

(a)	Lender accepted a deed-in-lieu of foreclosure on the property. Sales price represents mortgage loan payable, accrued interest and other expenses forgiven upon title transfer.

On June 5, 2013, the Company sold, through a short sale, Westlake Discount Drug Mart Plaza for net proceeds of $2.1 million. As of that date, the balance of the mortgage loan payable secured by the sold property, including accrued interest and real estate taxes, totaled $3.4 million. The lender accepted the net proceeds of $2.1 million in full satisfaction of the mortgage loan payable and related accrued interest. As a result, the Company recorded a $1.3 million gain on the extinguishment of a debt obligation during the second quarter of 2013, which is included in discontinuing operations in the accompanying consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

On November 14, 2013, the Roosevelt II lender accepted and recorded the deed to the property, thus completing the deed-in-lieu of foreclosure process in full satisfaction of the mortgage loan payable and related accrued interest aggregating $13.9 million. Based on the $4.7 million carrying value of the property, the Company recorded a $9.2 million gain on the extinguishment of a debt obligation of in the fourth quarter of 2013, which is included in discontinued operations in the accompanying consolidated statements of operations.

In December 2013, the Company determined to sell the following western Pennsylvania properties to further concentrate on the region that straddles the Washington DC to Boston corridor ; (1) Huntingdon Plaza, located in Huntingdon, Pennsylvania, (2) Lake Raystown Plaza, located in Huntingdon, Pennsylvania and (3) Townfair Center, located in Indiana, Pennsylvania. As such, the properties have been treated as “discontinued operations” for all periods presented.

As of December 31, 2013, the Company was in the process of negotiating with the respective lenders to two of its properties (Gahanna Discount Drug Mart Plaza and McCormick Place) to convey the properties either through short sale, foreclosure, or deed-in-lieu of foreclosure processes (mortgage loans payable and accrued interest and real estate taxes aggregated $8.1 million at that date). In connection with these conveyances, each applicable subsidiary borrower has stopped paying monthly mortgage payments and is currently in default on these non-recourse mortgages. At the time of such conveyances, the Company would recognize gains (an aggregate of approximately $1.9 million as of December 31, 2013) based on the excess of the carrying amounts of the liabilities (mortgage principal and any accrued property-related expenses) over the carrying amounts of the properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

On October 12, 2012, the Company concluded definitive agreements with Homburg Invest Inc. (“Homburg”) relating to the application of the buy/sell provisions of the joint venture agreements for each of the nine properties owned by the joint venture. In February 2011, Homburg had exercised its buy/sell option pursuant to the terms of the joint venture agreements for each of the nine properties owned by the venture. Richard Homburg, a director of the Company until October 2011, was the Chairman and Chief Executive Officer of Homburg at the time the joint venture was formed and the buy/sell option was exercised. The Company made elections to purchase Homburg’s 80% interest in two of the nine properties, Meadows Marketplace, located in Hershey, Pennsylvania, and Fieldstone Marketplace, located in New Bedford, Massachusetts. The Company also determined not to meet Homburg’s buy/sell offers for each of the remaining seven properties, which were thereupon treated as “held for sale/conveyance”. Pursuant to the agreements, the Company acquired Homburg’s 80% ownership in Meadows Marketplace, located in Hershey, Pennsylvania, and Fieldstone Marketplace, located in New Bedford, Massachusetts, for approximately $27.3 million, including the assumption of related in-place mortgage financing of $21.8 million, giving the Company a 100% ownership interest in these two properties. As the two properties were previously controlled and consolidated by the Company, the acquisitions of the 80% noncontrolling interests were recorded as a capital transaction. As such, the excess ($7.6 million) of the carrying amount of the noncontrolling interests over amounts paid by the Company was recognized as an increase in the Company’s shareholders’ equity and a corresponding decrease in noncontrolling interests. In addition, the Company sold to Homburg its 20% ownership interest in the remaining seven joint venture properties for approximately $23.6 million, including the assumption of related in-place mortgage financing of $14.5 million. In connection with the transactions, the Company has recorded a gain of $3.9 million relating to the sale of the seven properties. The Company’s property management agreements for the sold properties terminated upon the closing of the sale.

2011 Transactions

During 2011, the Company completed the following transactions related to properties “held for sale/conveyance”

	Percent		Date	Sales	Gain on
Property	Sold	Location	Sold	Price	Sale
Discontinued operations:
Bergstrasse	100%	Ephrata, PA	2/14/2011	$1,900,000	$33,000
Ohio Properties (two)	100%	OH	3/30/2011	4,032,000	—
Fairfield Plaza	100%	Fairfield, CT	4/15/2011	10,840,000	470,000
CVS at Kingston	100%	Kingston, NY	11/14/2011	5,250,000	185,000
CVS at Kinderhook	100%	Kinderhook, NY	12/8/2011	4,000,000	196,000
Shoppes at Salem Run	100%	Fredericksburg, VA	12/12/2011	1,675,000	—
Virginia Center Commons	100%	Glen Allen, VA	12/21/2011	3,550,000	—
Ohio Properties (nine)	100%	OH	12/28/2011	25,257,000	—

				56,504,000	884,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The tenant at two properties, one owned in an unconsolidated joint venture and the other, Roosevelt II, owned 100% by the Company (acquired in October 2010), vacated both premises in April 2011, at which time both the joint venture and Roosevelt II had CMBS non-recourse first mortgage loans secured by the properties in the amounts of $14.7 million due for payment in May 2011 and $12.9 million due for payment in March 2012, respectively ($250,000 of the $12.9 million loan was guaranteed by the Company and paid in 2012). The Company reviewed its investment alternatives and determined that it would not be prudent to proceed with the development, sale or lease of the properties, or to advance the funds necessary to pay off the mortgages. Such determination was based on the uncertainty in obtaining favorable revisions to zoning, difficult existing deed restrictions, the uncertainty in achieving required economic returns given the extensive additional capital investments required, and uncertain current market conditions for sale or lease. Accordingly, during 2011, the Company wrote off its investment in the joint venture ($8.0 million) and recorded an impairment charge related to the value of Roosevelt II ($9.1 million). No payments were made on the Roosevelt II mortgage since May 2011, although the Company had been accruing interest expense and paid certain property-related maintenance/security expenses as they become due. See “2013 Transactions” above for information relating to the Company conveying the deed to the property in lieu of foreclosure.

Note 5. Investment in Cedar/RioCan Joint Venture

On October 10, 2012, the Company concluded definitive agreements with RioCan to exit the 20% Cedar / 80% RioCan joint venture that owned 22 retail properties. Pursuant to the agreements, the Company exchanged its 20% interest in the joint venture for (1) a 100% ownership interest in Franklin Village Plaza, located in Franklin, Massachusetts, at an agreed-upon value of approximately $75.1 million, including the assumption of related in-place mortgage financing of approximately $43.1 million, and (2) approximately $41.6 million in cash, which was initially used to reduce the outstanding balance under the Company’s credit facility. The Company continued to manage the properties acquired by RioCan subject to a management agreement which terminated effective January 31, 2013. In connection with the transactions, the Company recorded a net gain of $30.5 million relating to the exit from the joint venture in 2012.

The Company earned fees from the joint venture of approximately $0.2 million, $2.8 million and $2.8 million for 2013, 2012, and 2011, respectively. Such fees are included in other revenues in the accompanying consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The following is a summary of the components of income related to the Company’s investment in the Cedar/RioCan unconsolidated joint venture:

	January 1, 2012 to
	October 10, 2012	Year ended
Statements of Income	(Sale Date)	December 31, 2011
Revenues	$49,341,000	$62,500,000
Property operating and other expenses	(4,373,000)	(6,631,000)
Management fees	(1,653,000)	(2,006,000)
Real estate taxes	(5,941,000)	(7,214,000)
Acquisition transaction costs	(964,000)	(917,000)
General and administrative	(174,000)	(308,000)
Depreciation and amortization	(15,769,000)	(20,616,000)
Interest and other non-operating expenses, net	(13,027,000)	(18,078,000)

Net income	$7,440,000	$6,730,000

The Company’s share of net income	$1,481,000	$1,346,000

Note 6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, and accounts payable and accrued liabilities approximate fair value. The fair value of the Company’s investments and liabilities related to share-based compensation were determined to be a Level 1 within the valuation hierarchy, and were based on independent values provided by a financial institution.

The valuation of the liability for the Company’s interest rate swaps, which is measured on a recurring basis, was determined to be a Level 2 within the valuation hierarchy, and was based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analysis, on the expected cash flows of each derivative. The analysis reflects the contractual terms of the swaps, including the period to maturity, and uses observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2013, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, respectively:

	Assets/Liabilities Measured at Fair Value on a
	Recurring Basis
	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments related to share- based compensation liabilities (a)	$435,000	$—	$—	$435,000

Share-based compensation liabilities (b)	$426,000	$—	$—	$426,000

Interest rate swaps liability (b)	$—	$647,000	$—	$647,000

	December 31, 2012
Description	Level 1	Level 2	Level 3	Total
Investments related to share- based compensation liabilities (a)	$450,000	$—	$—	$450,000

Share-based compensation liabilities (b)	$445,000	$—	$—	$445,000

Interest rate swaps liability (b)	$—	$1,577,000	$—	$1,577,000

(a)	Included in other assets in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The fair value of the Company’s fixed rate mortgage loans payable was estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2013 and December 31, 2012, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be a Level 3 within the valuation hierarchy, were approximately $471.8 million and $548.4 million, respectively; the carrying values of such loans were $458.2 million and $528.8 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of December 31, 2013 and December 31, 2012, respectively:

	Assets Measured at Fair Value on a
	Non-Recurring Basis
	December 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$—	$81,854,000	$81,854,000

	December 31, 2012
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$15,574,000	$62,219,000	$77,793,000

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2013:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair value at	Valuation	Unobservable	Range
	December 31, 2013	Technique	inputs	(weighted average)
Real estate held for sale/conveyance:
Operating retail real estate
(six properties)	$70,217,000	Discounted cash flow	Capitalization rates	7.8% to 11.0% (8.2%)
			Discount rates	9.2% to 11.6% (9.4%)
Land development property	10,211,000	Discounted cash flow	Capitalization rate	7.3%
			Discount rate	7.8%
Land (three parcels)	1,426,000	Sales comparison approach	Price per acre	$23,000 to $139,000 per acre
				($44,000 per acre)

	$81,854,000

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

Giant Food Stores, LLC and Stop & Shop, Inc., each of which is owned by Ahold N.V., a Netherlands corporation, accounted for an aggregate of approximately 15%, 14% and 14% of the Company’s total revenues during 2013, 2012 and 2011, respectively (excluding properties treated as discontinued operations).

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The Company’s properties are located largely in the region straddling the Washington DC to Boston corridor, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 28 of the Company’s properties are located in Pennsylvania).

Note 8. Receivables

Receivables at December 31, 2013 and 2012 are comprised of the following:

	December 31,
	2013	2012
Rents and other receivables, net	$3,267,000	$3,317,000
Straight-line rents	15,210,000	13,910,000
Other (a)	15,000	619,000

	$18,492,000	$17,846,000

(a)	Includes $0.6 million at December 31, 2012, due from the Cedar/RioCan joint venture.

Note 9. Other Assets and Deferred Charges, Net

Other assets and deferred charges, net at December 31, 2013 and 2012 are comprised of the following:

	December 31,
	2013	2012
Other assets:
Prepaid expenses	$5,234,000	$5,196,000
Leasehold improvements, furniture and fixtures	1,020,000	1,161,000
Investments related to share-based compensation	435,000	450,000
Property and other deposits	356,000	152,000
Other	227,000	351,000

	7,272,000	7,310,000

Deferred charges, net:
Lease origination costs (a)	15,187,000	14,754,000
Financing costs	5,194,000	5,529,000
Other	642,000	1,650,000

	21,023,000	21,933,000

Total other assets and deferred charges, net	$28,295,000	$29,243,000

(a)	Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $5.6 million (cost of $17.5 million and accumulated amortization of $11.9 million) and $6.1 million (cost of $16.7 million and accumulated amortization of $10.6 million), respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $5.6 million, $7.9 million and $7.3 million for 2013, 2012 and 2011, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs are net of accumulated amortization of $20.3 million and $10.2 million, respectively, and will be charged to future operations as follows (lease origination costs through 2033, and financing costs through 2029):

	Lease
	origination	Financing
	costs	costs
2014	$2,897,000	$1,883,000
2015	2,453,000	1,569,000
2016	2,118,000	1,026,000
2017	1,560,000	257,000
2018	1,248,000	172,000
Thereafter	4,911,000	287,000

	$15,187,000	$5,194,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 10. Mortgage Loans Payable and Credit Facility

Debt relating to continuing operations is comprised of the following at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages (a)	$458,207,000	5.5%	3.1%—7.5%	$528,751,000	5.6%	3.1%—7.5%
Variable-rate mortgage	58,085,000	2.9%		60,417,000	3.0%

Total property-specific mortgages	516,292,000	5.2%		589,168,000	5.3%

Unsecured credit facility:
Revolving facility	153,500,000	2.3%		—	n/a
Term loan	50,000,000	2.3%		—	n/a

	203,500,000	2.3%		—	n/a

Secured credit facility:
Revolving facility	—	n/a		81,000,000	2.8%
Term loan	—	n/a		75,000,000	2.8%

	—	n/a		156,000,000	2.8%

	$719,792,000	4.3%		$745,168,000	4.8%

(a)	At December 31, 2012, the Company had two mortgage loans payable aggregating approximately $19.3 million subject to interest rate swaps which converted the LIBOR-based variable rates to fixed annual rates of 5.4% and 6.5% per annum. These loans were repaid during 2013.

Mortgage Loans Payable

Mortgage loan activity for 2013 and 2012 is summarized as follows:

	Years ended December 31,
	2013	2012
Balance, beginning of year (a)	$589,168,000	$570,372,000
New mortgage borrowings and assumptions (b)	—	74,605,000
Repayments	(72,876,000)	(55,809,000)

Balance, end of the year	$516,292,000	$589,168,000

(a)	Restated to reflect the reclassifications of properties subsequently treated as “held for sale/conveyance”.
(b)	Includes $1.5 million increase relating to Franklin Village Plaza purchase accounting allocations in 2012.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

During 2013 and 2012, the Company paid off $64.0 million and $63.3 million (including $19.0 million classified as held for sale/conveyance in 2012) of mortgage loans payable, respectively, of which $44.9 million and $63.3 million, respectively, represented prepayments. In this connection, during 2013 and 2012, the Company incurred charges relating to early extinguishment of mortgage loans payable (prepayment penalties and accelerated amortization of deferred financing costs) of $543,000 (including $437,000 classified as discontinued operations in 2013) and $66,000 respectively.

Mortgage Loans Payable – Real Estate Held for Sale/Conveyance

Debt included in discontinuing operations is comprised of the following at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages (a)	$22,848,000	5.4%	5.2%—6.1%	$39,306,000	5.7%	5.2%—6.5%

(a)	At December 31, 2013 and 2012, the Company had a mortgage loan payable of approximately $11.9 million and $12.2 million, respectively, subject to an interest rate swap which converted the LIBOR-based variable rate to a fixed annual rate of 5.2% per annum.

Unsecured Credit Facility

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Borrowings under the credit facility are priced at LIBOR plus 195 basis points (“bps”) (a weighted average rate of 2.3% per annum at December 31, 2013), and can range from LIBOR plus 165 to 225 bps based on the Company’s leverage ratio. As of December 31, 2013, the Company had $153.5 million outstanding under the revolving credit facility and $50.0 million outstanding under the term loan, and had $91.3 million available for additional borrowings. On February 11, 2014, the loan agreement was amended to modify the interest rate on the $50.0 term loan to match that of the new five-year $75.0 million unsecured term loan (see below).

Unsecured Term Loans

On February 11, 2014, the Company closed $150 million of unsecured term loans consisting of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. Under an accordion feature, the term loans can be increased to an aggregate of $300 million, subject to customary conditions and lending commitments from participating banks. The financial covenants and other terms contained in the loan agreement are substantially the same as those contained in the Company’s unsecured credit facility. In connection with the transaction, the Company paid fees and legal expenses of approximately $1.1 million.

The five-year term loan is initially priced at LIBOR plus 175 bps, and can range from LIBOR plus 145 bps to 205 bps based on the Company’s leverage ratio. The seven-year term loan is initially priced at LIBOR plus 200 bps, and can range from LIBOR plus 170 bps to 230 bps, also based on the Company’s leverage ratio. The Company also entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2014 through their maturities. As a result, the effective fixed interest rates will be 3.37% for the five-year term loan and 4.27% for the seven-year term loan beginning July 1, 2014, based on the Company’s leverage ratio at closing.

Prior Credit Facility

From January 26, 2012 through August 1, 2013, the Company had a $300 million secured credit facility comprised of a four-year $75 million term loan and a three-year $225 million revolving credit facility, subject to collateral in place. This facility had combined and replaced two prior secured facilities which were due to expire in 2012. In connection with the credit facility, the Company paid participating lender fees and closing and transaction costs of approximately $4.0 million. In addition, the Company wrote off $2.6 million of unamortized fees associated with the terminated stabilized property and development credit facilities.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable and the credit facility at December 31, 2013, due on various dates from 2014 to 2029, are as follows:

2014	$157,823,000	(a)
2015	68,821,000
2016	293,039,000	(b)
2017	62,962,000
2018	70,199,000
Thereafter	66,948,000

	$719,792,000

(a)	Substantially all 2014 debt requirements will be refinanced from the proceeds of the unsecured term loans which closed on February 11, 2014 (see above).
(b)	Includes $153.5 million subject to two one-year extension options.

Derivative Financial Instruments

At December 31, 2013, the Company had a mortgage loan payable of approximately $11.9 million (included in mortgage loans payable – real estate held for sale/conveyance on the consolidated balance sheet) subject to an interest rate swap. The interest rate swap converted the LIBOR-based variable rate to a fixed rate of 5.2% per annum. At that date, the Company had accrued liabilities of $0.6 million (included in accounts payable and accrued liabilities on the consolidated balance sheet) relating to the fair value of the interest rate swap applicable to the existing mortgage loan payable. Charges and/or credits relating to the changes in the fair value of the interest rate swap are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense),as appropriate.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The following is a summary of the derivative financial instruments held by the Company at December 31, 2013 and December 31, 2012:

			Notional values						Balance	Fair value
Designation/			December 31,			December 31,		Maturity	sheet	December 31,	December 31,
Cash flow	Derivative	Count	2013		Count	2012		date	location	2013	2012
	Interest								Accrued
	rate swaps								liabilities
Qualifying	Consolidated	1	$11,894,000	(a)	3	$31,417,000	(a)	2018	Consolidated	$647,000	$1,577,000

(a)	For the years ended December 31, 2013 and 2012, $11.9 million and $12.2 million, respectively, are included in mortgage loans payable—real estate held for sale/conveyance on the consolidated balance sheets.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for 2013, 2012 and 2011, respectively:

		Amount of gain recognized in other
		comprehensive income (loss) (effective portion)
Designation/		Years ended December 31,
Cash flow	Derivative	2013		2012	2011
Qualifying	Consolidated	$1,260,000	(a)	$836,000	$(398,000)

	Cedar/RioCan
Qualifying	Joint Venture	$—		$118,000	$(118,000)

(a)	For the year ended December 31, 2013, $1,058,000 was reclassified from other comprehensive income to interest expense in the consolidated statements of operations, of which $309,000 was included in discontinued operations.

As of December 31, 2013, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of December 31, 2013, if a counterparty were to default, the Company would receive a net interest benefit.

Note 11. Intangible Lease Asset/Liability

Unamortized intangible lease liabilities that relate to below-market leases amounted to $26.9 million and $30.5 million at December 31, 2013 and December 31, 2012, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.2 million and $0.4 million at December 31, 2013 and December 31, 2012, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The unamortized balance of intangible lease liabilities at December 31, 2013 is net of accumulated amortization of $53.1 million, and will be credited to future operations through 2043 as follows:

2014	$4,498,000
2015	3,384,000
2016	2,561,000
2017	2,306,000
2018	2,215,000
Thereafter	11,904,000

$26,868,000

Note 12. Commitments and Contingencies

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

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, which it leased from a partnership owned in part by the Company’s former Chairman and Chief Executive Officer. The terms of the lease, which will expire in February 2020, provide for future minimum rents as follows: 2014—$523,000, 2015—$537,000, 2016—$552,000, 2017—$567,000, 2018—$583,000 and thereafter -$699,000. In addition, several of the Company’s properties and portions of several others are owned subject to operating leases which provide for annual payments subject, in certain cases, to cost-of-living or fair market value adjustments, as follows: 2014—$1.0 million, 2015—$1.0 million, 2016—$1.0 million, 2017—$0.5 million, 2018—$0.3, and thereafter—$8.4 million.

Rent expense was $1.4 million, $1.4 million and $1.3 million for 2013, 2012 and 2011, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 13. Shareholders’ Equity

Preferred Stock

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

In addition, on May 29, 2012 the Company entered into an at-the-market (“ATM”) equity program in which the Company may, from time to time, offer and sell additional shares of its Series B Preferred Stock. During 2012, the Company sold approximately 199,000 shares under the ATM equity program at a weighted average price of $23.23 per share, and realized net proceeds, after offering expenses, of approximately $4.6 million. During 2013, the Company sold approximately 221,000 shares of its Series B Preferred Stock under the ATM equity program at a weighted average price of $24.52 per share, and realized net proceeds, after offering expenses, of approximately $5.2 million.

The Company’s 8.875% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) had no stated maturity, was not convertible into any other security of the Company, and was redeemable at the Company’s option at a price of $25.00 per share, plus accrued and unpaid distributions. During 2012, the Company redeemed and/or purchased on the open-market approximately 4,992,000 shares of its Series A Preferred Stock for a total cash outlay of $126.4 million (including $1.2 million of redemption costs and $1.6 million of accrued dividends). On March 11, 2013, the Company redeemed the remaining 1,408,000 shares of its Series A Preferred Stock, for a total cash outlay of $35.4 million.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Common Stock

On August 6, 2013, the Company entered into an at-the-market continuous offering program under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through December 31, 2013, no shares had been sold under this program.

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) which offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock. Such purchases are at 100% of market value. There were no significant transactions under the DRIP during 2013 and 2012. At December 31, 2013, there remained 2,852,000 shares authorized under the DRIP.

On January 13, 2014, the Company concluded a public offering of 6,900,000 shares of its common stock (including 900,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.3 million.

OP Units

During 2013 and 2012, holders of 3,000 and 1,134,000 OP Units (including 564,000 mezzanine OP Units in 2012), respectively, converted their holdings to shares of the Company’s common stock. In connection therewith, $3.9 million of the carrying value of mezzanine OP Units was reclassified to equity in 2012. In addition, during 2013, the Company redeemed 32,000 OP Units (including 30,000 mezzanine OP Units) for a total cash outlay of $170,000.

In connection with an acquisition of a shopping center in 2013 (see Note 3 – “Real Estate”), the Operating Partnership issued approximately 270,000 OP Units.

In connection with an acquisition of a shopping center in 2002, the Operating Partnership issued warrants to purchase approximately 83,000 OP Units at an exercise price of $13.50 per unit. Such warrants expired on May 31, 2012.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Dividends

The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2013	2012	2011
Common stock	$0.200	$0.200	$0.360
Cumulative Redeemable Preferred Stock:
8.875% Series A	$—	$2.219	$2.219
7.250% Series B	$1.812	$0.906	$—

At December 31, 2013 and 2012, there were $1.6 million and $1.7 million, respectively, of accrued preferred stock dividends.

On January 27, 2014, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s 7.25% Series B Preferred Stock. The distributions are payable on February 20, 2014 to shareholders of record on February 10, 2014.

Note 14. Revenues

Rents and Expense Recoveries

Rents for 2013, 2012 and 2011, respectively, are comprised of the following:

	Years ended December 31,
	2013	2012	2011
Base rents	$103,166,000	$96,897,000	$93,125,000
Percentage rent	804,000	1,001,000	985,000
Straight-line rents	1,387,000	930,000	1,084,000
Amortization of intangible lease liabilities	4,441,000	5,359,000	5,731,000

Total rents	$109,798,000	$104,187,000	$100,925,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2013 are approximately as follows (excluding those base rents applicable to properties treated as discontinued operations):

2014	$103,574,000
2015	94,377,000
2016	83,577,000
2017	71,808,000
2018	62,758,000
Thereafter	280,816,000

$696,910,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such additional revenue amounts aggregated approximately $29.3 million, $26.5 million and $27.0 million for 2013, 2012 and 2011, respectively. Such amounts do not include amortization of intangible lease liabilities.

Other

Other revenues include items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination income. Other revenue includes lease termination income (approximately $3.0 million) and fees earned from the Cedar/RioCan joint venture in 2012. The management agreement relating to the Cedar/RioCan joint venture properties terminated on January 31, 2013 (see Note 5 –“Investment in Cedar/RioCan Joint Venture”).

Note 15. 401(k) Retirement Plan

The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $244,000, $253,000, and $275,000 for 2013, 2012, and 2011, respectively.

Note 16. Management Transition Charges and Employee Termination Costs

During 2012, the Company concluded separation arrangements and terminations of employment agreements relating primarily to employee headcount reductions in connection with property dispositions and the exit from the Cedar/RioCan joint venture. As a result, the Company recorded an approximate $1.2 million charge applicable thereto (included in management transition charges and employee termination costs in the consolidated statements of operations).

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

In June 2011, the Company’s then Chairman of the Board, Chief Executive Officer and President retired, and the employment of the Company’s then Chief Financial Officer ended. Pursuant to their respective employment and/or separation agreements, (1) they received an aggregate of approximately $3.7 million in cash severance payments (including the cost of related payroll taxes and benefits), and (2) all of their unvested restricted share grants became vested and all related amounts were written off (an aggregate of approximately $2.0 million – see Note 17 – “Share-Based Compensation”). Together with approximately $1.2 million of other non-recurring costs, primarily professional fees and expenses related to the hiring of a new President/Chief Executive Officer and Chief Financial Officer, the Company recorded an aggregate charge of approximately $6.9 million (included in management transition charges and employee termination costs in the consolidated statements of operations).

Note 17. Share-Based Compensation

The following tables set forth certain share-based compensation information for 2013, 2012, and 2011, respectively:

	Years ended December 31,
	2013	2012	2011
Share-based compensation:
Expense relating to share grants (a)	$4,108,000	$3,903,000	$5,665,000
Adjustments to reflect changes in market price of Company’s common stock	—	10,000	(775,000)
Amounts capitalized	(407,000)	(352,000)	(387,000)

Total charged to operations (b)	$3,701,000	$3,561,000	$4,503,000

	Shares	Weighted average grant date value
Unvested shares, December 31, 2012	3,515,000	$4.83
Restricted share grants	584,000	5.65
Vested during period	(341,000)	5.53
Forfeitures/cancellations	(68,000)	5.17

Unvested shares, December 31, 2013	3,690,000	$4.89

(a)	The 2012 and 2011 amounts include expense relating to equity and liability awards, as discussed below.
(b)	The 2012 and 2011 amounts include $362,000 and $1,980,000, respectively, applicable to accelerated vestings that are included in management transition charges and employee termination costs.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

The Company’s 2012 Plan authorizes 4.5 million shares to be available for grant and sets the maximum number of shares that may be granted to a participant in any calendar year at 500,000. At December 31, 2013, 1.8 million shares remained available for grants pursuant to the 2012 Plan and, at that date, there remained an aggregate of approximately $11.4 million applicable to all grants and awards to be expensed over a weighted average period of 4.0 years.

During 2013, there were 584,000 time-based restricted shares issued with a weighted average grant date fair value of $5.65 per share. During 2012, in addition to shares issued to the Company’s President and Chief Executive Officer, as discussed below, there were 698,000 other time-based restricted shares issued with a weighted average grant date fair value of $4.75 per share. During 2011, in addition to shares issued to the Company’s President and Chief Executive Officer and shares issued as performance-based grants, as discussed below, there were 436,000 other time-based restricted shares issued with a weighted average grant date fair value of $5.97 per share.

The per share weighted average grant date fair values of shares granted during 2013, 2012, and 2011 were $5.65, $4.68 and $5.40, respectively. The total fair values of shares vested during 2013, 2012, and 2011 were $1,863,000, $2,126,000, and $5,507,000, respectively (the 2012 and 2011 amounts include $585,000 and $3,569,000, respectively, applicable to accelerated vestings).

In June 2011, in connection with the retirement of the Company’s Chairman of the Board, Chief Executive Officer and President, and the end of the employment of the Company’s Chief Financial Officer (see Note 16 – “Management Transition Charges and Employee Termination Costs”), all of their outstanding restricted share grants, consisting of time-based grants (284,000 shares) and performance-based grants (422,000 shares) became vested (an aggregate of 706,000 shares), and were expensed in full at the then market value of the shares (an aggregate of approximately $2.0 million).

The Company’s new President and Chief Executive Officer was to receive restricted share grants totaling 2.5 million shares, one-half of which to be time-based, vesting upon the seventh anniversary of the date of grant (vesting on June 15, 2018), and the other half to be performance-based, to be earned if the total annual return on an investment in the Company’s common stock (“TSR”) is at least an average of 6.5% per year for the seven years ending June 15, 2018. An independent appraisal determined the value of the performance-based award to be $4.39 per share compared to a market price at the date of grant of $4.98 per share. As a result of a per-person limitation within the Company’s 2004 Stock Incentive Plan, only 500,000 shares had been issued through June 2012, 1.5 million shares had been accounted for as an “equity award”, and 500,000 shares had been accounted for as a “liability award”. The values of the equity and liability awards were expensed on a straight-line basis over the vesting period. As specifically provided in the 2012 Plan, the 2.0 million shares previously designated as equity and liability awards were issued, with the liability award being reclassified to equity. Consistent with such awards to other recipients, dividends were paid on all the shares, including the equity and liability award shares, with the dividends paid on the equity award shares treated as distributions to common shareholders and included in the statement of equity, and the dividends paid on the liability award shares treated as compensation and included in the statement of operations. In addition, with respect to the liability award, adjustments to reflect changes in the fair value of the award (based on changes in the market price of the Company’s common stock) were also charged to operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

In January 2011, the Company issued 275,000 shares of common stock as performance-based grants, with vesting to be based on the TSR over the three years ended December 31, 2013. After accelerated vestings of certain of the shares during the three-year vesting period, only 63,000 shares remained. Portions of each grant would vest (1) if the TSR on the Company’s common stock is equal to or greater than a specified average return per year (the “Absolute TSR”), and (2) if there is a positive comparison of the TSR on the Company’s common stock to the Company’s peer group (the “Relative TSR”). As the Company did not achieve either TSR measure, none of the remaining shares vested. The Company had obtained independent appraisals to determine the values of each category of the performance-based shares issued, which is summarized as follows:

			Absolute TSR			Relative TSR
Grant year	Shares granted	Grant date market price	Portion of grant	Annual average return	Appraisal value	Portion of grant	Appraisal value
2011	275,000	$6.54	50%	8%	$4.40	50%	$5.91

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 18. Nonconcontrolling Interest – Limited Partners’ Mezzanine OP Units

	December 31,
	2013	2012
Balance, beginning of year	$623,000	$4,616,000

Net (loss) income	(2,000)	9,000

Total other comprehensive (loss) income	(2,000)	9,000

Distributions	(14,000)	(25,000)
Conversions of OP Units into shares of common stock	—	(3,897,000)
Redemptions of OP Units	(160,000)	—
Reallocation adjustment of limited partners’ interest	(33,000)	(80,000)

Balance, end of year	$414,000	$623,000

Note 19. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2013, 2012 and 2011, the Company had 3.8 million, 3.3 million and 2.3 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for 2013, 2012 and 2011, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

	Years ended December 31,
	2013	2012	2011
Numerator
Income (loss) from continuing operations	$5,037,000	$23,836,000	$(28,139,000)
Preferred stock dividends	(14,413,000)	(14,819,000)	(14,200,000)
Preferred stock redemption costs	(1,166,000)	(4,998,000)	—
Net loss attributable to noncontrolling interests	247,000	375,000	920,000
Net earnings allocated to unvested shares	(758,000)	(806,000)	(810,000)

(Loss) income from continuing operations attributable to common shareholders	(11,053,000)	3,588,000	(42,229,000)
Results from discontinued operations, net of noncontrolling interests	9,164,000	5,495,000	(76,342,000)

Net (loss) income attributable to common shareholders, basic and diluted	$(1,889,000)	$9,083,000	$(118,571,000)

Denominator
Weighted average number of vested common shares outstanding	68,381,000	68,017,000	66,387,000

(Loss) earnings per common share, basic and fully diluted
Continuing operations	$(0.16)	$0.05	$(0.64)
Discontinued operations	$0.13	$0.08	$(1.15)

	$(0.03)	$0.13	$(1.79)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding for 2013, 2012 and 2011 were 297,000, 459,000 and 1,415,000, respectively. In addition, warrants for the purchase of OP Units, which expired on May 31, 2012, have been excluded as they were anti-dilutive for all applicable periods.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2013

Note 20. Selected Quarterly Financial Data (unaudited)

	Quarter ended
Year	March 31	June 30	September 30	December 31
2013
Revenues as previously reported	$36,963,000	$35,371,000	$35,438,000	$35,166,000
Revenues from discontinued operations and reclassifications (a)	(1,404,000)	(1,450,000)	(1,260,000)	—

Revenues	$35,559,000	$33,921,000	$34,178,000	$35,166,000

Net income	$3,852,000	$4,486,000	$62,000	$5,802,000
Net (loss) income attributable to common shareholders	$(912,000)	$977,000	$(3,479,000)	$2,283,000
Per common share (basic and diluted) (b)	$(0.02)	$0.01	$(0.05)	$0.03
2012
Revenues as previously reported	$34,384,000	$36,898,000	$33,489,000	$35,813,000
Revenues from discontinued operations and reclassifications (a)	(1,165,000)	(1,227,000)	(1,200,000)	(1,266,000)

Revenues	$33,219,000	$35,671,000	$32,289,000	$34,547,000

Net (loss) income	$(4,868,000)	$5,895,000	$2,298,000	$30,690,000
Net (loss) income attributable to common shareholders	$(9,340,000)	$1,236,000	$(4,299,000)	$22,292,000
Per common share (basic and diluted) (b)	$(0.14)	$0.01	$(0.07)	$0.31

(a)	Represents revenues from discontinued operations which were included in revenues as previously reported.
(b)	Differences between the sum of the four quarterly per share amounts and the annual per share amounts are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

Note 21. Subsequent Events

In determining subsequent events, management reviewed all activity from January 1, 2014 through the date of filing this Annual Report on Form 10-K.

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2013

				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Academy Plaza	PA	2001	100%	1965/2013	137,592	$2,406,000	$9,623,000
Annie Land Plaza	VA	2006	100%	1999	42,500	809,000	4,015,000
Big Y Shopping Center	CT	2013	100%	2007	101,105	11,272,000	23,395,000
Camp Hill	PA	2002	100%	1958/2005	470,117	4,460,000	17,857,000
Carbondale Plaza	PA	2004	100%	1972/2010	120,689	1,586,000	7,289,000
Carll’s Corner	NJ	2007	100%	1960’s-1999	129,582	3,034,000	15,293,000
Carmans Plaza	NY	2007	100%	1954/2007	194,082	8,539,000	35,804,000
Circle Plaza	PA	2007	100%	1979/1991	92,171	561,000	2,884,000
Coliseum Marketplace	VA	2005	100%	1987/2012	105,998	2,924,000	14,416,000
Colonial Commons	PA	2011	100%	2011/2013	461,905	9,367,000	37,496,000
Crossroads II	PA	2008	60%	2009	133,717	15,383,000	—
Elmhurst Square	VA	2006	100%	1961-1983	66,250	1,371,000	5,994,000
Fairview Commons	PA	2007	100%	1976/2003	42,314	858,000	3,568,000
Fairview Plaza	PA	2003	100%	1992/2005	71,979	2,128,000	8,483,000
Fieldstone Marketplace	MA	2005/2012	100%	1988/2003	193,970	5,229,000	21,440,000
Fort Washington Center	PA	2002	100%	2003	41,000	2,462,000	—
Franklin Village Plaza	MA	2004/2012	100%	1987/2005	303,461	14,270,000	61,915,000
Fredericksburg Way	VA	2005	100%	1997	63,000	3,213,000	12,758,000
General Booth Plaza	VA	2005	100%	1985	71,639	1,935,000	9,493,000
Glen Allen Shopping Center	VA	2005	100%	2000	63,328	6,769,000	683,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,943	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	117,186	3,070,000	12,320,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Square	PA	2004	100%	1993/2010	99,580	1,153,000	4,678,000
Jordan Lane	CT	2005	100%	1969/1991	177,504	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985/2013	79,209	2,207,000	11,000,000
Kenley Village	MD	2005	100%	1988	51,894	726,000	3,512,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Liberty Marketplace	PA	2005	100%	2003	68,200	2,665,000	12,639,000
Meadows Marketplace	PA	2004/2012	100%	2005	91,518	1,914,000	—
Mechanicsburg Giant	PA	2005	100%	2003	51,500	2,709,000	12,159,000
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000
Newport Plaza	PA	2003	100%	1996	64,489	1,721,000	7,758,000
New London Mall	CT	2009	40%	1967/1997	259,566	14,891,000	24,967,000
Northside Commons	PA	2008	100%	2009	69,136	3,332,000	—

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2013

(continued)

		Gross amount at which carried at
	Subsequent	December 31, 2013
	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (3)	Encumbrance
Academy Plaza	$3,559,000	$2,406,000	$13,182,000	$15,588,000	$3,695,000	—
Annie Land Plaza	219,000	809,000	4,234,000	5,043,000	1,050,000	—
Big Y Shopping Center	—	11,272,000	23,395,000	34,667,000	103,000	—
Camp Hill	43,617,000	4,424,000	61,510,000	65,934,000	14,651,000	63,382,000
Carbondale Plaza	5,514,000	1,586,000	12,803,000	14,389,000	3,605,000	—
Carll’s Corner	(1,067,000)	2,898,000	14,362,000	17,260,000	3,163,000	—
Carmans Plaza	(321,000)	8,421,000	35,601,000	44,022,000	7,362,000	33,437,000
Circle Plaza	103,000	546,000	3,002,000	3,548,000	515,000	—
Coliseum Marketplace	5,355,000	3,586,000	19,109,000	22,695,000	4,810,000	11,142,000
Crossroads II	28,679,000	17,671,000	26,391,000	44,062,000	2,920,000	—
Colonial Commons	2,188,000	9,367,000	39,684,000	49,051,000	5,120,000	26,784,000
Elmhurst Square	513,000	1,371,000	6,507,000	7,878,000	1,628,000	3,723,000
Fairview Commons	3,000	858,000	3,571,000	4,429,000	875,000	—
Fairview Plaza	337,000	2,129,000	8,819,000	10,948,000	2,639,000	—
Fieldstone Marketplace	611,000	5,167,000	22,113,000	27,280,000	5,775,000	17,093,000
Fort Washington	5,176,000	2,462,000	5,176,000	7,638,000	1,538,000	—
Franklin Village Plaza	593,000	14,681,000	62,097,000	76,778,000	3,209,000	43,206,000
Fredericksburg Way	—	3,213,000	12,758,000	15,971,000	3,013,000	—
General Booth Plaza	301,000	1,935,000	9,794,000	11,729,000	3,112,000	—
Glen Allen Shopping Center	3,000	5,367,000	2,088,000	7,455,000	598,000	—
Gold Star Plaza	363,000	1,644,000	6,882,000	8,526,000	1,811,000	1,551,000
Golden Triangle	9,926,000	2,320,000	19,639,000	21,959,000	6,297,000	19,697,000
Groton Shopping Center	385,000	3,073,000	12,702,000	15,775,000	2,982,000	11,160,000
Halifax Plaza	246,000	1,347,000	6,110,000	7,457,000	1,725,000	—
Hamburg Square	5,403,000	1,153,000	10,081,000	11,234,000	2,312,000	4,833,000
Jordan Lane	1,227,000	4,291,000	22,403,000	26,694,000	5,844,000	12,125,000
Kempsville Crossing	(4,113,000)	2,207,000	6,887,000	9,094,000	3,745,000	—
Kenley Village	295,000	726,000	3,807,000	4,533,000	1,284,000	—
Kings Plaza	351,000	2,408,000	12,960,000	15,368,000	2,931,000	7,231,000
Liberty Marketplace	348,000	2,695,000	12,957,000	15,652,000	3,187,000	8,265,000
Meadows Marketplace	11,406,000	1,914,000	11,406,000	13,320,000	2,276,000	9,633,000
Mechanicsburg Giant	—	2,709,000	12,159,000	14,868,000	2,803,000	8,425,000
Metro Square	(301,000)	5,250,000	9,911,000	15,161,000	1,618,000	8,272,000
Newport Plaza	379,000	1,682,000	8,176,000	9,858,000	2,179,000	—
New London Mall	1,139,000	8,807,000	32,190,000	40,997,000	7,151,000	26,990,000
Northside Commons	10,008,000	3,379,000	9,961,000	13,340,000	1,064,000	—

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2013

(continued)

				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Norwood Shopping Center	MA	2006	100%	1965/2013	102,459	$1,874,000	$8,453,000
Oak Ridge Shopping Center	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/2013	90,100	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960’s/2004	58,224	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/2012	111,051	1,488,000	6,566,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	86,089	2,010,000	6,489,000
Port Richmond Village	PA	2001	100%	1988	154,908	2,942,000	11,769,000
River View Plaza	PA	2003	100%	1991/1998	226,786	9,718,000	40,356,000
San Souci Plaza	MD	2009	40%	1985—1997	264,134	14,849,000	18,445,000
Smithfield Plaza	VA	2005/2008	100%	1987/1996	134,664	2,947,000	12,737,000
South Philadelphia	PA	2003	100%	1950/2003	283,415	8,222,000	36,314,000
Southington Center	CT	2003	100%	1972/2000	155,842	—	11,834,000
St. James Square	MD	2005	100%	2000	39,903	688,000	3,838,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000
Swede Square	PA	2003	100%	1980/2012	100,816	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990/2012	237,596	7,632,000	29,308,000
The Commons	PA	2004	100%	2003	203,426	3,098,000	14,047,000
The Point	PA	2000	100%	1972/2008	268,037	2,700,000	10,800,000
The Shops at Suffolk Downs	MA	2005	100%	2005/2011	121,320	7,580,000	11,089,000
Timpany Plaza	MA	2007	100%	1970’s-1989	183,775	3,412,000	19,240,000
Trexler Mall	PA	2005	100%	1973/2013	339,279	6,932,000	32,815,000
Trexlertown Plaza	PA	2006	100%	1990/2011	313,929	13,349,000	23,867,000
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Virginia Little Creek	VA	2005	100%	1996/2001	69,620	1,650,000	8,350,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,394	2,061,000	7,314,000
Webster Plaza	MA	2007	100%	1960’s-2004	101,824	3,551,000	18,412,000
West Bridgewater Plaza	MA	2007	100%	1970/2007	133,039	2,823,000	14,901,000
Upland Square	PA	2007/2013	100%	2009	394,598	28,187,000	—
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,505,000

Total Consolidated Portfolio					9,390,558	$292,513,000	$869,482,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2013

(continued)

		Gross amount at which carried at
	Subsequent	December 31, 2013
	cost		Building and		Accumulated	Amount of
Property	capitalized	Land	improvements	Total	depreciation (3)	Encumbrance
Norwood Shopping Center	$1,271,000	$1,874,000	$9,724,000	$11,598,000	$2,419,000	—
Oak Ridge Shopping Center	28,000	960,000	4,282,000	5,242,000	952,000	3,231,000
Oakland Commons	(233,000)	2,504,000	15,429,000	17,933,000	3,355,000	—
Oakland Mills	40,000	1,611,000	6,332,000	7,943,000	1,872,000	4,559,000
Palmyra Shopping Center	1,386,000	1,488,000	7,952,000	9,440,000	2,094,000	—
Pine Grove Plaza	314,000	2,010,000	6,803,000	8,813,000	1,792,000	5,329,000
Port Richmond Village	1,097,000	2,843,000	12,965,000	15,808,000	4,105,000	—
River View Plaza	4,629,000	9,718,000	44,985,000	54,703,000	12,139,000	—
San Souci Plaza	1,839,000	13,406,000	21,727,000	35,133,000	6,647,000	27,200,000
Smithfield Plaza	758,000	2,919,000	13,523,000	16,442,000	3,295,000	6,660,000
South Philadelphia	2,723,000	8,222,000	39,037,000	47,259,000	12,412,000	—
Southington Center	175,000	—	12,009,000	12,009,000	3,097,000	5,339,000
St. James Square	661,000	688,000	4,499,000	5,187,000	1,519,000	—
Suffolk Plaza	23,000	1,402,000	7,259,000	8,661,000	2,555,000	—
Swede Square	5,679,000	2,272,000	11,907,000	14,179,000	3,915,000	10,159,000
The Brickyard	(2,740,000)	7,648,000	26,552,000	34,200,000	7,771,000	—
The Commons	2,884,000	3,098,000	16,931,000	20,029,000	4,883,000	—
The Point	14,556,000	2,996,000	25,060,000	28,056,000	7,226,000	29,492,000
The Shops at Suffolk Downs	9,126,000	7,580,000	20,215,000	27,795,000	3,731,000	—
Timpany Plaza	947,000	3,368,000	20,231,000	23,599,000	4,014,000	—
Trexler Mall	6,127,000	6,932,000	38,942,000	45,874,000	8,763,000	19,655,000
Trexlertown Plaza	23,470,000	13,351,000	47,335,000	60,686,000	6,085,000	—
Valley Plaza	1,008,000	1,950,000	8,774,000	10,724,000	2,437,000	—
Virginia Little Creek	12,000	1,639,000	8,373,000	10,012,000	2,713,000	324,000
Washington Center Shoppes	3,887,000	2,000,000	11,262,000	13,262,000	3,754,000	—
Webster Plaza	(477,000)	4,082,000	17,404,000	21,486,000	3,431,000	—
West Bridgewater Plaza	(818,000)	2,596,000	14,310,000	16,906,000	2,933,000	10,401,000
Upland Square	66,768,000	25,783,000	69,172,000	94,955,000	7,303,000	58,085,000
Yorktowne Plaza	274,000	5,804,000	25,915,000	31,719,000	5,803,000	18,909,000

Total Consolidated Portfolio	$277,859,000	$286,518,000	$1,153,336,000	$1,439,854,000	$251,605,000	$516,292,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2013

(continued)

The changes in real estate and accumulated depreciation for the three years ended December 31, 2013 are as follows (1):

Cost	2013	2012	2011
Balance, beginning of the year	$1,413,402,000	$1,316,927,000	$1,237,068,000
Properties acquired	34,666,000	76,185,000	46,863,000
Land parcel sold	(1,351,000)	—	—
Improvements and betterments	12,133,000	20,389,000	33,164,000
Write-off fully-depreciated assets	(18,996,000)	(99,000)	(168,000)

Balance, end of the year (2)	$1,439,854,000	$1,413,402,000	$1,316,927,000

Accumulated depreciation
Balance, beginning of the year	$229,535,000	$189,608,000	$151,008,000
Depreciation expense	41,066,000	40,026,000	38,768,000
Write-off fully-depreciated assets	(18,996,000)	(99,000)	(168,000)

Balance, end of the year	$251,605,000	$229,535,000	$189,608,000

Net book value	$1,188,249,000	$1,183,867,000	$1,127,319,000

(1)	Restated to reflect the reclassifications of properties to “real estate held for sale/conveyance” during 2013.
(2)	At December 31, 2013, the aggregate cost for federal income tax purposes was approximately $4.5 million less than the Company’s recorded values.
(3)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of December 31, 2013, and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the last quarter of 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

We have audited Cedar Realty Trust, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Cedar Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures –“Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cedar Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cedar Realty Trust, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013 of Cedar Realty Trust, Inc. and our report dated February 25, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 25, 2014

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

This item is incorporated by reference to the definitive proxy statement for the 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

This item is incorporated by reference to the definitive proxy statement for the 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the definitive proxy statement for the 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the definitive proxy statement for the 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

This item is incorporated by reference to the definitive proxy statement for the 2014 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Part IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The response to this portion of Item 15 is included in Item 8 of this report.

2.	Financial Statement Schedules

The response to this portion of Item 15 is included in Item 8 of this report.

3.	Exhibits

Item	Title or Description

3.1	Articles of Incorporation of Cedar Realty Trust, Inc., including all amendments and articles supplementary previously filed.

3.2	By-laws of Cedar Realty Trust, Inc., including all amendments previously filed, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2011.

3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.b	Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.c	Amendment No. 2 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.c of Form 10-K for the year ended December 31, 2004.

3.3.d	Amendment No. 3 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.d of Form 10-K for the year ended December 31, 2006.

3.3.e	Amendment No. 4 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarterly period ended September 30, 2010.

3.3.f	Amendment No. 5 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 16, 2012.

3.3.g	Amendment No. 6 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 29, 2012.

3.3.h	Amendment No. 7 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 14, 2012.

3.3.i	Amendment No. 8 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on November 21, 2012.

3.3.j	Amendment No. 9 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on February 11, 2013.

10.1.a*	Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.a of Form 10-K for the year ended December 31, 2004.

10.1.b*	Amendment No. 1 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.b of Form 10-K for the year ended December 31, 2004.

10.1.c*	Amendment No. 2 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of August 9, 2004, incorporated by reference to Exhibit 10.6.c of Form 10-K for the year ended December 31, 2004.

10.1.d*	Amendment No. 3 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.

10.1.e*	Amendment No. 4 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.1.e of Form 10-K for the year ended December 31, 2006.

10.1.f*	Amendment No. 5 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.1.f of Form 10-K for the year ended December 31, 2007.

10.1.g*	Amendment No. 6 to the Cedar Realty Trust, Inc. Senior Executive Deferred Compensation Plan, effective as of December 14, 2011, incorporated by reference to Exhibit 10.1.g of Form 10-K for the year ended December 31, 2011.

10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

10.2.b*	Amendment No. 1 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.2.b of Form 10-K for the year ended December 31, 2006.

10.2.c*	Amendment No. 2 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.2.c of Form 10-K for the year ended December 31, 2007.

10.2.d*	Amendment No. 3 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 16, 2008, incorporated by reference to Exhibit 10.2.d of Form 10-K for the year ended December 31, 2008.

10.2.e*	Amendment No. 4 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of June 30, 2011, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2011.

10.2.f*	Amendment No. 5 to the 2005 Cedar Realty Trust, Inc. Deferred Compensation Plan, effective as of December 14, 2011, incorporated by reference to Exhibit 10.2.f of Form 10-K for the year ended December 31, 2011.

10.2.g*	Amendment No. 6 to the 2005 Cedar Realty Trust, Inc. Deferred Compensation Plan, effective as of December 12, 2012, incorporated by reference to Exhibit 10.2.g of Form 10-K for the year ended December 31, 2012.

10.2.h*	Amendment No. 7 to the 2005 Cedar Realty Trust, Inc. Deferred Compensation Plan, effective as of December 24, 2013.

10.3.a*	Employment Agreement between Cedar Shopping Centers, Inc. and Philip R. Mays, dated as of May 24, 2011, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2011.

10.3.b*	Employment Agreement between Cedar Shopping Centers, Inc. and Bruce J. Schanzer, dated as of May 31, 2011, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2011.

10.3.c*	Second Amended And Restated Employment Agreement between Cedar Realty Trust, Inc. and Brenda J. Walker, dated as of October 19, 2012, incorporated by reference to Exhibit 10.3.c of Form 10-K for the year ended December 31, 2012.

10.4.a	Second Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of August 1, 2013, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2013.

10.4.b	First Amendment to Second Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of February 11, 2014.

10.5	Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of February 11, 2014.

10.6	Voting Agreement dated February 13, 2008 among Cedar Shopping Centers, Inc., Inland American Real Estate Trust, Inc., Inland Investment Advisors, Inc. Inland Real Estate Investment Corporation and The Inland Group, Inc., incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2007.

10.7.a	Agreement Regarding Purchase of Partnership Interests By And Between Cedar Realty Trust Partnership, L.P., Cedar RCP LP LLC, And Cedar RCP GP LLC, as sellers, And RioCan Holdings USA Inc., as purchaser, dated September 6, 2012, incorporated by reference to Exhibit 1.1 of Form 8-K filed on September 7, 2012.

10.7.b	Agreement Regarding Purchase Of Interests (Franklin) By And Between RC Cedar REIT Property Subsidiary LP And Cedar Realty Trust Partnership, L.P. And RC Cedar REIT LP And RioCan Holdings USA Inc., dated as of September 6, 2012, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2012.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.

(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a) (3) above.

(c)	The following financial statement schedules are filed as part of the report:

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

February 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

/s/ JAMES J. BURNS	/s/ PAMELA N. HOOTKIN
James J. Burns	Pamela N. Hootkin
Director	Director

/s/ PAUL G. KIRK, JR	/s/ EVERETT B. MILLER, III
Paul G. Kirk, Jr.	Everett B. Miller, III
Director	Director

/s/ BRUCE J. SCHANZER	/s/ ROGER M. WIDMANN
Bruce J. Schanzer	Roger M. Widmann
Director	Director

February 25, 2014