Form 10-Q
period 2014-03-31
CEDAR REALTY TRUST, INC.
filed 2014-05-06
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2014, there were 79,225,705 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

The information contained in this Form 10-Q is unaudited and does not purport to disclose all items required by accounting principles generally accepted in the United States. In addition, statements made or incorporated by reference herein may include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors which could have a material adverse effect on the operations and future prospects of the Company are as set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Real estate:
Land	$320,025,000	$280,355,000
Buildings and improvements	1,174,462,000	1,119,106,000

	1,494,487,000	1,399,461,000
Less accumulated depreciation	(249,907,000)	(241,598,000)

Real estate, net	1,244,580,000	1,157,863,000
Real estate held for sale/conveyance	84,200,000	112,837,000
Cash and cash equivalents	5,079,000	3,973,000
Restricted cash	12,729,000	11,063,000
Receivables	20,473,000	18,170,000
Other assets and deferred charges, net	32,686,000	28,020,000

TOTAL ASSETS	$1,399,747,000	$1,331,926,000

LIABILITIES AND EQUITY
Mortgage loans payable	$509,679,000	$515,968,000
Mortgage loans payable—real estate held for sale/conveyance	22,549,000	23,172,000
Unsecured revolving credit facility	119,000,000	153,500,000
Unsecured term loans	125,000,000	50,000,000
Accounts payable and accrued liabilities	21,622,000	22,666,000
Unamortized intangible lease liabilities	28,346,000	25,509,000
Unamortized intangible lease liabilities—real estate held for sale/conveyance	1,253,000	5,463,000

Total liabilities	827,449,000	796,278,000

Noncontrolling interest—limited partners’ mezzanine OP Units	404,000	414,000
Commitments and contingencies	—	—
Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 79,227,000 and 72,200,000 shares, issued and outstanding, respectively)	4,754,000	4,332,000
Treasury stock (3,359,000 and 3,514,000 shares, respectively, at cost)	(18,985,000)	(20,191,000)
Additional paid-in capital	788,629,000	747,997,000
Cumulative distributions in excess of net income	(399,592,000)	(393,819,000)
Accumulated other comprehensive loss	(619,000)	(1,303,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	564,848,000	527,677,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	4,136,000	4,202,000
Limited partners’ OP Units	2,910,000	3,355,000

Total noncontrolling interests	7,046,000	7,557,000

Total equity	571,894,000	535,234,000

TOTAL LIABILITIES AND EQUITY	$1,399,747,000	$1,331,926,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2014	2013
REVENUES
Rents	$28,372,000	$27,329,000
Expense recoveries	8,920,000	8,007,000
Other	55,000	223,000

Total revenues	37,347,000	35,559,000

EXPENSES
Operating, maintenance and management	8,026,000	6,795,000
Real estate and other property-related taxes	4,507,000	4,465,000
General and administrative	3,524,000	3,270,000
Employee termination costs	—	106,000
Impairment charges/(reversal)	82,000	(1,100,000)
Acquisition costs	2,870,000	—
Depreciation and amortization	9,448,000	9,501,000

Total expenses	28,457,000	23,037,000

OPERATING INCOME	8,890,000	12,522,000
NON-OPERATING INCOME AND EXPENSES
Interest expense	(8,058,000)	(8,887,000)
Early extinguishment of debt costs	(101,000)	(85,000)
Gain on sales	—	346,000

Total non-operating income and expense	(8,159,000)	(8,626,000)

INCOME FROM CONTINUING OPERATIONS	731,000	3,896,000
DISCONTINUED OPERATIONS
Income (loss) from operations	1,043,000	(44,000)
Impairment charges	(64,000)	—

Total income (loss) from discontinued operations	979,000	(44,000)

NET INCOME	1,710,000	3,852,000
Less, net loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	66,000	6,000
Limited partners’ interest in Operating Partnership	11,000	3,000

Total net loss attributable to noncontrolling interests	77,000	9,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	1,787,000	3,861,000
Preferred stock dividends	(3,602,000)	(3,607,000)
Preferred stock redemption costs	—	(1,166,000)

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,815,000)	$(912,000)

PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$(0.04)	$(0.02)
Discontinued operations	0.01	(0.00)

	$(0.03)	$(0.02)

Weighted average number of common shares—basic and diluted	74,620,000	68,339,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
	2014	2013
Net income	$1,710,000	$3,852,000
Other comprehensive income—unrealized gain on change in fair value of cash flow hedges:	688,000	340,000

Comprehensive income	2,398,000	4,192,000
Comprehensive loss attributable to noncontrolling interests	73,000	8,000

Comprehensive income attributable to Cedar Realty Trust, Inc.	$2,471,000	$4,200,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Three months ended March 31, 2014

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
	Shares	$25.00 Liquidation value	Shares	$0.06 Par value	Treasury stock, at cost	Additional paid-in capital	distributions in excess of net income	other comprehensive (loss)	Total
Balance, December 31, 2013	7,950,000	$190,661,000	72,200,000	$4,332,000	$(20,191,000)	$747,997,000	$(393,819,000)	$(1,303,000)	$527,677,000
Net income (loss)	—	—	—	—	—	—	1,787,000	—	1,787,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	684,000	684,000
Share-based compensation, net	—	—	75,000	5,000	1,206,000	(683,000)	—	—	528,000
Common stock sales and issuance expenses, net	—	—	6,901,000	414,000		40,892,000	—	—	41,306,000
Preferred stock dividends	—	—	—	—	—	—	(3,602,000)	—	(3,602,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(3,958,000)	—	(3,958,000)
Conversions of OP Units into common stock	—	—	51,000	3,000	—	368,000	—	—	371,000
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	55,000	—	—	55,000

Balance, March 31, 2014	7,950,000	$190,661,000	79,227,000	$4,754,000	$(18,985,000)	$788,629,000	$(399,592,000)	$(619,000)	$564,848,000

	Noncontrolling Interests
	Minority interests in consolidated joint ventures	Limited partners’ interest in Operating Partnership	Total	Total equity
Balance, December 31, 2013	$4,202,000	$3,355,000	$7,557,000	$535,234,000
Net income (loss)	(66,000)	(10,000)	(76,000)	1,711,000
Unrealized gain on change in fair value of cash flow hedges	—	4,000	4,000	688,000
Share-based compensation, net	—	—	—	528,000
Common stock sales and issuance expenses, net	—	—	—	41,306,000
Preferred stock dividends	—	—	—	(3,602,000)
Distributions to common shareholders/noncontrolling interests	—	(20,000)	(20,000)	(3,978,000)
Conversions of OP Units into common stock	—	(371,000)	(371,000)	—
Reallocation adjustment of limited partners’ interest	—	(48,000)	(48,000)	7,000

Balance, March 31, 2014	$4,136,000	$2,910,000	$7,046,000	$571,894,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2014	2013
OPERATING ACTIVITIES
Net income	$1,710,000	$3,852,000
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges/(reversals), net	146,000	(1,100,000)
Gain on sales	—	(346,000)
Straight-line rents	(187,000)	(501,000)
Provision for doubtful accounts	591,000	493,000
Depreciation and amortization	9,448,000	9,822,000
Amortization of intangible lease liabilities	(1,141,000)	(1,243,000)
Expense relating to share-based compensation, net	790,000	721,000
Amortization (including accelerated write-off) of deferred financing costs	608,000	721,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(3,080,000)	(1,954,000)
Prepaid expenses and other	(1,190,000)	20,000
Accounts payable and accrued liabilities	(507,000)	(663,000)

Net cash provided by operating activities	7,188,000	9,822,000

INVESTING ACTIVITIES
Acquisition of real estate	(38,457,000)	—
Expenditures for real estate improvements	(3,171,000)	(4,582,000)
Net proceeds from sales of real estate	24,451,000	3,320,000
Repayment of note receivable	—	1,100,000
Construction escrows and other	(1,126,000)	1,469,000

Net cash (used in) provided by investing activities	(18,303,000)	1,307,000

FINANCING ACTIVITIES
(Repayments) under revolving credit facility	(85,500,000)	(67,300,000)
Advances under revolving credit facility	51,000,000	76,500,000
Advances under term loans	75,000,000	—
Mortgage repayments	(60,745,000)	(40,559,000)
Payments of debt financing costs	(1,257,000)	(35,000)
Distributions to limited partners	(23,000)	(14,000)
Common stock sales and issuance expenses, net	41,306,000	1,000
Net proceeds from sales of preferred stock	—	59,849,000
Redemption of preferred stock	—	(34,992,000)
Preferred stock dividends	(3,602,000)	(3,623,000)
Distributions to common shareholders	(3,958,000)	(3,590,000)

Net cash provided by (used in) financing activities	12,221,000	(13,763,000)

Net increase (decrease) in cash and cash equivalents	1,106,000	(2,634,000)
Cash and cash equivalents at beginning of period	3,973,000	7,522,000

Cash and cash equivalents at end of period	$5,079,000	$4,888,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At March 31, 2014, the Company owned and managed a portfolio of 62 operating properties (excluding properties “held for sale/conveyance”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2014, the Company owned a 99.4% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at March 31, 2014) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 465,000 OP Units outstanding at March 31, 2014 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The prior period financial statements reflect certain reclassifications which had no impact on previously-reported net income attributable to common shareholders or earnings per share. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2014	2013
Supplemental disclosure of cash activities:
Cash paid for interest	$8,531,000	$9,391,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	201,000	298,000
Mortgage loans payable assumed upon acquisition	(53,439,000)	—
Conversions of OP Units into common stock	371,000	—

Recently-Issued Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board issued guidance which amends the requirements for reporting discontinued operations. Under the amended guidance, a disposal of an individual property or group of properties (i.e., when a property or properties are sold or meet the criteria to be classified as “held for sale”) is required to be reported in “discontinued operations” only if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The amended guidance also requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

The Company has adopted the provisions of this guidance as of January 1, 2014, and has applied the provisions prospectively. The results of operations for properties classified as “held for sale/conveyance” prior to the adoption of this guidance will continue to be reported as “discontinued operations” in the consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 3. Real Estate

On March 21, 2014, the Company acquired Quartermaster Plaza located in Philadelphia, Pennsylvania. The purchase price for the property was approximately $92.3 million, of which approximately $53.4 million was funded from the assumptions of (1) a $42.1 million mortgage loan payable, bearing interest at the rate of 5.3% per annum and maturing in October 2015, and (2) an $11.3 million mortgage loan payable, bearing interest at the rate of 5.5% per annum and maturing in October 2014, with the remainder being funded from the Company’s unsecured revolving credit facility. The Company incurred costs of $2.9 million in connection with this acquisition. In addition, the purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with accounting policies for business combinations, such valuations to be finalized when valuation studies are completed.

During the quarter, the Company determined to sell the following properties: (1) Annie Land Plaza, located in Lovingston, Virginia, (2) Carbondale Plaza, located in Carbondale, Pennsylvania, (3) Fairview Plaza, located in New Cumberland, Pennsylvania, and (4) Virginia Little Creek, located in Norfolk, Virginia. As such, these properties have been classified as “real estate held for sale/conveyance” as of March 31, 2014 and December 31, 2013 on the accompanying consolidated balance sheets. As the potential sales of these properties do not meet the criteria for the newly-adopted guidance for reporting discontinued operations (See Note 2—Summary of Significant Accounting Policies), the results of operations for these properties have remained in continuing operations. At March 31, 2014, the carrying value of the assets and liabilities of these properties totaled $30.6 million and $1.2 million, respectively, and are included in real estate held for sale/conveyance and unamortized intangible lease liabilities – real estate held for sale/conveyance, respectively, on the consolidated balance sheets.

The Company conducts a continuing review of the values for all properties “held for sale/conveyance” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses, if no contract amounts were as yet being negotiated, as discussed in more detail in Note 5—Fair Value Measurements, or (3) with respect to land parcels, estimated sales prices, less cost to sell, based on comparable sales completed in the selected market areas.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 4 – Discontinued Operations

The following is a summary of the components of income (loss) from discontinued operations applicable to properties classified as such prior to the newly-adopted guidance for reporting discontinued operations (See Note 2—Summary of Significant Accounting Policies):

	Three months ended March 31,
	2014	2013
REVENUES
Rents	$1,715,000	$2,920,000
Expense recoveries and other	930,000	846,000

Total revenues	2,645,000	3,766,000

EXPENSES
Operating, maintenance and management	720,000	1,685,000
Real estate and other property-related taxes	481,000	658,000
Depreciation and amortization	—	321,000
Interest	414,000	709,000
Early extinguishment of debt costs, net	(13,000)	437,000

Total expenses	1,602,000	3,810,000

INCOME (LOSS) FROM OPERATIONS	1,043,000	(44,000)
IMPAIRMENT CHARGES, NET	(64,000)	—

TOTAL INCOME (LOSS) FROM DISCONTINUED OPERATIONS	$979,000	$(44,000)

On February 25, 2014, the Company sold Harbor Square (f/k/a Shore Mall), located in Egg Harbor, New Jersey, for a sales price of $25.0 million, which approximated its carrying value as of that date.

As of March 31, 2014, the Company was in the process of negotiating with the respective lenders to two of its properties (Gahanna Discount Drug Mart Plaza and McCormick Place) to convey the properties either through short sale, foreclosure, or deed-in-lieu of foreclosure processes (mortgage loans payable and accrued interest and real estate taxes aggregated $7.9 million at that date). In connection with these conveyances, each applicable subsidiary borrower has stopped paying monthly mortgage payments and is currently in default on these non-recourse mortgages. At the time of such conveyances, the Company would recognize gains (an aggregate of approximately $1.7 million as of March 31, 2014) based on the excess of the carrying amounts of the liabilities (mortgage principal and any accrued property-related expenses) over the carrying amounts of the properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

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

The valuation of the asset and liability for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of March 31, 2014, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

March 31, 2014

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, respectively:

	Assets/Liabilities Measured at Fair Value on a
	Recurring Basis
	March 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$474,000	$—	$—	$474,000

Share-based compensation liabilities (b)	$472,000	$—	$—	$472,000

Interest rate swaps assets (a)	$—	$589,000	$—	$589,000

Interest rate swaps liability (b)	$—	$625,000	$—	$625,000

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$435,000	$—	$—	$435,000

Share-based compensation liabilities (b)	$426,000	$—	$—	$426,000

Interest rate swaps liability (b)	$—	$647,000	$—	$647,000

(a)	Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The fair value of the Company’s fixed rate mortgage loans was estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of March 31, 2014 and December

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

31, 2013, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be a Level 3 within the valuation hierarchy, were approximately $525.8 million and $471.4 million, respectively; the carrying values of such loans were $509.7 million and $457.9 million, respectively.

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013, respectively:

	Assets Measured at Fair Value on a
	Non-Recurring Basis
	March 31, 2014
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$52,445,000	$31,755,000	$84,200,000

	December 31, 2013
Asset Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$—	$81,854,000	$81,854,000

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2014:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value at	Valuation	Unobservable	Range
	March 31, 2014	Technique	inputs	(weighted average)
Real estate held for sale/conveyance:
Operating retail real estate (five properties)	$20,028,000	Discounted cash flow	Capitalization rates	8.5% to 11.0% (9.8%)
			Discount rates	9.2% to 11.6% (10.0%)
Land development property	10,301,000	Discounted cash flow	Capitalization rate	7.3%
			Discount rate	7.8%
Land (three parcels)	1,426,000	Sales comparison approach	Price per acre	$23,000 to $139,000 per acre
				($44,000 per acre)

	$31,755,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 6. Mortgage Loans Payable and Credit Facility

Mortgage Loans Payable

During the three months ended March 31, 2014, the Company prepaid $58.1 million of mortgage loans payable (including $0.3 million included in mortgage loans payable – real estate held for sale/conveyance).

Unsecured Revolving Credit Facility and Term Loans

The Company has a $260 million revolving credit facility, expiring on August 1, 2016. The revolving credit facility may be extended, at the Company’s option, for two additional one-year periods, subject to customary conditions. Under an accordion feature, the facility can be increased to $500 million, subject to customary conditions, and lending commitments from participating banks. The facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt.

Borrowings under the revolving credit facility are priced at LIBOR plus 195 basis points (“bps”) (a weighted average rate of 2.2% per annum at March 31, 2014), and can range from LIBOR plus 165 bps to 225 bps based on the Company’s leverage ratio. As of March 31, 2014, the Company had $119.0 million outstanding under the revolving credit facility, and had $133.2 million available for additional borrowings.

On February 11, 2014, the Company closed $150 million of unsecured term loans consisting of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. Under an accordion feature, the term loans can be increased to an aggregate of $300 million, subject to customary conditions and lending commitments from participating banks. The financial covenants and other terms contained in the loan agreement are substantially the same as those contained in the Company’s revolving credit facility (see above). In connection with the transaction, the Company paid fees and legal expenses of approximately $1.1 million.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

The five-year term loan, all of which was borrowed at closing, is priced at LIBOR plus 175 bps (a weighted average rate of 1.9% per annum at March 31, 2014), and can range from LIBOR plus 145 bps to 205 bps based on the Company’s leverage ratio. The seven-year term loan, none of which has been borrowed at March 31, 2014, will be initially priced at LIBOR plus 200 bps, and can range from LIBOR plus 170 bps to 230 bps, also based on the Company’s leverage ratio. The Company has until July 1, 2014 to borrow the $75.0 million under the seven-year term loan. The Company also entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2014 through their maturities. As a result, the effective fixed interest rates will be 3.37% for the five-year term loan and 4.27% for the seven-year term loan beginning July 1, 2014, based on the Company’s current leverage ratio.

Derivative Financial Instruments

As discussed above, on February 11, 2014, the Company closed $150 million of unsecured term loans for which it entered into forward interest rate swap agreements, effective July 1, 2014.

At March 31, 2014, the Company had a mortgage loan payable of approximately $11.8 million (included in mortgage loans payable – real estate held for sale/conveyance on the consolidated balance sheet) subject to an interest rate swap. The interest rate swap converted the LIBOR-based variable rate to a fixed rate of 5.2% per annum.

At March 31, 2014, the Company had on the consolidated balance sheet (1) $589,000 included in other assets and deferred charges, net, relating to the fair value of the interest rate swaps applicable to the $150 million unsecured term loans which closed on February 11, 2014, and (2) $625,000 included in accounts payable and accrued liabilities relating to the fair value of the interest rate swap applicable to the mortgage loan payable. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as appropriate.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

The following is a summary of the derivative financial instruments held by the Company at March 31, 2014 and December 31, 2013:

			Notional values						Balance	Fair value
Designation/ Cash flow	Derivative	Count	March 31, 2014		Count	December 31, 2013		Maturity date	sheet location	March 31, 2014	December 31, 2013
Qualifying	Interest rate swaps	2	$75,000,000		—	$—		2021	Other assets and deferred charges, net	$589,000	$—

Qualifying	Interest rate swap	1	$11,827,000	(a)	1	$11,894,000	(a)	2018	Accounts payable and accrued liabilities	$625,000	$647,000

(a)	At March 31, 2014 and December 31, 2013, amounts are interest rate swaps related to mortgage loans payable - real estate held for sale/conveyance on the consolidated balance sheets.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2014 and 2013, respectively:

		Net amount of gain recognized in other
		comprehensive income (effective portion)
Designation/		Three months ended March 31,
Cash flow	Derivative	2014	2013
Qualifying (a)	Interest rate swaps	$688,000	$340,000

(a)	For the three months ended March 31, 2014 and March 31, 2013, $77,000 and $252,000, respectively, were reclassified from other comprehensive income to interest expense in the consolidated statements of operations. Additionally, for the three months ended March 31, 2014 and March 31, 2013, $76,000 and $77,000, respectively, were reclassified from other comprehensive income to interest expense, which is included in discontinued operations.

As of March 31, 2014, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 7. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Note 8. Shareholders’ Equity

Common Stock

On January 13, 2014, the Company concluded a public offering of 6,900,000 shares of its common stock (including 900,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.3 million.

The Company has an at-the-market offering program under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through March 31, 2014, no shares had been sold under this program.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2014	2013
Common stock	$0.050	$0.050
Cumulative Redeemable Preferred Stock:
8.875% Series A	$—	$0.555
7.250% Series B	$0.453	$0.453

On April 24, 2014, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on May 20, 2014 to shareholders of record on May 9, 2014.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 9. Revenues

Rental revenues for the three months ended March 31, 2014 and 2013, respectively, are comprised of the following:

	Three months ended March 31,
	2014	2013
Base rents	$26,923,000	$25,513,000
Percentage rent	121,000	116,000
Straight-line rents	187,000	458,000
Amortization of intangible lease liabilities	1,141,000	1,242,000

Total rents	$28,372,000	$27,329,000

Note 10. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three months ended March 31, 2014 and 2013, respectively:

	Three months ended March 31,
	2014	2013
Expense relating to share grants	$847,000	$834,000
Amounts capitalized	(57,000)	(113,000)

Total charged to operations	$790,000	$721,000

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. During the three months ended March 31, 2014, there were 133,000 time-based restricted shares issued, with a weighted average grant date fair value of $6.32 per share. At March 31, 2014, approximately 1.6 million shares remained available for grants pursuant to the 2012 Plan.

Note 11. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended March 31, 2014 and 2013, the Company had 3.7 million and 3.6 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2014 and 2013, respectively:

	Three months ended March 31,
	2014	2013
Numerator
Income from continuing operations	$731,000	$3,896,000
Preferred stock dividends	(3,602,000)	(3,607,000)
Preferred stock redemption costs	—	(1,166,000)
Net loss attributable to noncontrolling interests	71,000	7,000
Net earnings allocated to unvested shares	(182,000)	(173,000)

(Loss) from continuing operations attributable to common shareholders	(2,982,000)	(1,043,000)
Results from discontinued operations, net of noncontrolling interests	985,000	(42,000)

Net (loss) attributable to common shareholders, basic and diluted	$(1,997,000)	$(1,085,000)

Denominator
Weighted average number of vested common shares outstanding	74,620,000	68,339,000

(Loss) earnings per common share, basic and fully diluted
Continuing operations	$(0.04)	$(0.02)
Discontinued operations	$0.01	$(0.00)

	$(0.03)	$(0.02)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 480,000 and 281,000 for the three months ended March 31, 2014 and 2013, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2014

(unaudited)

Note 12. Subsequent Events

In determining subsequent events, management reviewed all activity from April 1, 2014 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At March 31, 2014, the Company owned and managed a portfolio of 62 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.5 million square feet of gross leasable area (“GLA”). The portfolio was 93.5% leased and 92.6% occupied at March 31, 2014.

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

2014 Significant Transactions

Acquisition

On March 21, 2014, the Company acquired Quartermaster Plaza located in Philadelphia, Pennsylvania. The purchase price for the property was approximately $92.3 million, of which approximately $53.4 million was funded from the assumptions of (1) a $42.1 million mortgage loan payable, bearing interest at the rate of 5.3% per annum and maturing in October 2015, and (2) an $11.3 million mortgage loan payable, bearing interest at the rate of 5.5% per annum and maturing in October 2014, with the remainder being funded from the Company’s unsecured reolving credit facility. The Company incurred costs of $2.9 million in connection with this acquisition.

Disposition

On February 25, 2014, the Company sold Harbor Square (f/k/a Shore Mall), located in Egg Harbor, New Jersey, for a sales price of $25.0 million, which approximated its carrying value as of that date.

Debt

On February 11, 2014, the Company closed $150 million of unsecured term loans consisting of a five-year $75 million term loan, all of which was borrowed at closing, maturing on February 11, 2019, and a seven-year $75 million term loan, none of which was borrowed at closing, maturing on February 11, 2021. The Company has until July 1, 2014 to borrow the $75.0 million under the seven-year term loan. See “Liquidity” below for additional details.

During the three months ended March 31, 2014, the Company prepaid $58.1 million of mortgage loans payable (including $0.3 million included in mortgage loans payable – real estate held for sale/conveyance) from the proceeds of the five-year $75 million term loan which closed on February 11, 2014.

Equity

In January 2014, the Company concluded a public offering of 6,900,000 shares of its common stock (including 900,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.3 million.

The Company has an at-the-market offering program, under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through March 31, 2014, no shares had been sold under this program.

Results of Operations

Comparison of three months ended March 31, 2014 to 2013

			Change
	2014	2013	Dollars	Percent
Revenues	$37,347,000	$35,559,000	$1,788,000	5.0%
Property operating expenses	12,533,000	11,260,000	1,273,000	11.3%

Property operating income	24,814,000	24,299,000	515,000	2.1%
General and administrative	(3,524,000)	(3,270,000)	(254,000)	7.8%
Employee termination costs	—	(106,000)	106,000	n/a
Impairment (charges)/reversal	(82,000)	1,100,000	(1,182,000)	n/a
Acquisition costs	(2,870,000)	—	(2,870,000)	n/a
Depreciation and amortization	(9,448,000)	(9,501,000)	53,000	-0.6%
Interest expense	(8,058,000)	(8,887,000)	829,000	-9.3%
Early extinguishment of debt costs	(101,000)	(85,000)	(16,000)	n/a
Gain on sales	—	346,000	(346,000)	n/a

Income from continuing operations	731,000	3,896,000	(3,165,000)
Discontinued operations:
Income (loss) from operations	1,043,000	(44,000)	1,087,000	-2470.5%
Impairment charges	(64,000)	—	(64,000)	n/a

Net income	1,710,000	3,852,000	(2,142,000)
Net loss attributable to noncontrolling interests	77,000	9,000	68,000

Net income attributable to Cedar Realty Trust, Inc.	$1,787,000	$3,861,000	$(2,074,000)

Revenues were higher primarily as a result of (1) an increase of $1.0 million in rental revenues and expense recoveries for properties acquired in the first quarter of 2014 and the fourth quarter of 2013, (2) an increase of $0.7 million in rental revenues and expense recoveries at the Company’s same-property portfolio, (3) an increase of $0.2 million in rental revenues and expense recoveries at the Company’s redevelopment properties, and (4) an increase of $0.1 million in rental revenues and expense recoveries at properties classified in 2014 as real estate held for sale/conveyance on the balance sheet, partially offset by a decrease of $0.2 million in management fee income related to the Cedar/RioCan joint venture; the management agreement was terminated effective January 31, 2013.

Property operating expenses were higher primarily as a result of (1) an increase of $0.7 million in snow removal costs, (2) an increase of $0.3 million in other operating expenses, (3) an increase of $0.2 million in property operating expenses at properties acquired in the first quarter of 2014 and the fourth quarter of 2013, and (4) an increase of $0.2 million in bad debt expense.

General and administrative expenses were higher primarily as a result of increase in payroll and related benefits including share-based compensation.

Impairment (charges)/reversal in 2014 relates to the impairment of a property classified in 2014 as real estate held for sale/conveyance on the balance sheet. The impairment reversal in 2013 relates to the partial cash recovery on a loan receivable previously written off.

Acquisition costs in 2014 relates to the costs associated with the purchase of Quartermaster Plaza, located in Philadelphia, Pennsylvania.

Depreciation and amortization expenses were consistent, reflecting the completion of scheduled depreciation and amortization, offset by the depreciation and amortization of properties acquired in the first quarter of 2014 and the fourth quarter of 2013.

Interest expense decreased $0.9 million as a result of a lower overall weighted average interest rate, partially offset by $0.2 million due to an increase in the overall outstanding principal balance of debt.

Gain on sales in 2013 relates to the sale of a land parcel treated as “held for sale/conveyance”.

Discontinued operations for 2014 and 2013 include the results of operations and impairment charges for properties sold or treated as “discontinued operations” prior to December 31, 2013, as more fully discussed elsewhere in this report.

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

	Three months ended March 31,
	2014	2013
Consolidated operating income	$8,890,000	$12,522,000
Add:
General and administrative	3,524,000	3,270,000
Employee termination costs	—	106,000
Impairment charges/(reversal)	82,000	(1,100,000)
Acquisition costs	2,870,000	—
Depreciation and amortization	9,448,000	9,501,000
Corporate costs included in property expenses	1,311,000	1,365,000
Less:
Management fee income	—	(191,000)
Straight-line rents	(187,000)	(458,000)
Amortization of intangible lease liabilities	(1,141,000)	(1,242,000)
Internal management fees charged to properties	(846,000)	(828,000)
Lease termination income and other	95,000	(143,000)

Consolidated NOI	24,046,000	22,802,000
Less NOI related to properties not defined as same-property	(4,645,000)	(3,912,000)

Same-property NOI	$19,401,000	$18,890,000

Number of same properties	54	54
Same-property occupancy, end of period	93.9%	93.2%
Same-property leased, end of period	94.1%	93.9%
Same-property average base rent, end of period	$12.65	$12.47

Same-property NOI for the comparative three month period increased by 2.7% The results reflect an increase in average base rent of $0.18 per square foot and the increase in occupancy of 70 bps. Same-property NOI for the comparative three month period increased by 1.6% excluding the favorable re-tenanting impact from replacing the dark anchor at Oakland Commons with a Walmart Neighborhood Market.

Leasing Activity

The following is a summary of the Company’s leasing activity during the three months ended March 31, 2014:

						Tenant
	Leases		New rent	Prior rent	Cash basis	improvements
	signed	GLA	per sq.ft. ($)	per sq.ft. ($)	% change	per sq.ft. ($) (a)
Renewals	34	311,900	9.27	8.54	8.6%	0.00
New Leases—Comparable	4	7,400	26.60	22.45	18.5%	31.70
New Leases—Non-Comparable	2	8,900	19.87	n/a	n/a	76.59

Total (b)	40	328,200	9.95	n/a	n/a	2.79

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	For 2014, legal fees and lease commissions averaged a combined total of $1.75 per square foot.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common dividend distributions and distributions to minority interest partners, if made, primarily from its operations. The Company may also use its revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, capital improvements, and maturing debt initially with its revolving credit facility, and ultimately through a combination of issuing and/or assuming additional debt, the sale of equity securities, the issuance of additional OP Units, and/or the sale of properties. Although the Company believes it has access to secured and unsecured financing, there can be no assurance that the Company will have the availability of financing on completed development projects, additional construction financing, or proceeds from the refinancing of existing debt.

Debt (excluding debt related to properties held for sale/conveyance) is comprised of the following at March 31, 2014:

		Interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages	$509,679,000	5.3%	2.0% - 7.5%
Unsecured credit facilities:
Revolving credit facility	119,000,000	2.2%
Term loan	50,000,000	2.0%
Term loan	75,000,000	1.9%

	$753,679,000	4.3%

The Company has a $260 million revolving credit facility, expiring on August 1, 2016. The revolving credit facility may be extended, at the Company’s option, for two additional one-year periods, subject to customary conditions. Under an accordion feature, the facility can be increased to $500 million, subject to customary conditions and lending commitments from participating banks. The facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt.

Borrowings under the revolving credit facility are priced at LIBOR plus 195 bps (a weighted average rate of 2.2% per annum at March 31, 2014), and can range from LIBOR plus 165 to 225 bps based on the Company’s leverage ratio. As of March 31, 2014, the Company had $119.0 million outstanding under the revolving credit facility, and had $133.2 million available for additional borrowings.

On February 11, 2014, the Company closed $150 million of unsecured term loans consisting of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. Under an accordion feature, the term loans can be increased to an aggregate of $300 million, subject to customary conditions and lending commitments from participating banks. The financial covenants and other terms contained in the loan agreement are substantially the same as those contained in the Company’s revolving credit facility. In connection with the transaction, the Company paid fees and legal expenses of approximately $1.1 million.

The five-year term loan, all of which was borrowed at closing, is priced at LIBOR plus 175 bps (a weighted average rate of 1.9% per annum at March 31, 2014), and can range from LIBOR plus 145 bps to 205 bps based on the Company’s leverage ratio. The seven-year term loan, none of which has been borrowed at March 31, 2014, will be initially priced at LIBOR plus 200 bps, and can range from LIBOR plus 170 bps to 230 bps, also based on the Company’s leverage ratio. The Company expects to borrow the $75.0 million under the seven-year term loan on or before July 1, 2014, the expiration date of the commitment. The Company also entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2014 through their maturities. As a result, the effective fixed interest rates will be 3.37% for the five-year term loan and 4.27% for the seven-year term loan beginning July 1, 2014, based on the Company’s current leverage ratio.

Property-specific mortgage loans payable at March 31, 2014 consisted of fixed-rate notes totaling $509.7 million, with a weighted average interest rate of 5.3%. For the remainder of 2014, the Company has approximately $5.6 million of scheduled debt principal amortization payments and $104.1 million of scheduled balloon payments.

Mortgage loans payable, unsecured term loans and the revolving credit facility have an overall weighted average interest rate of 4.3% and mature at various dates through 2029. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

On January 13, 2014, the Company concluded a public offering of 6,900,000 shares of its common stock (including 900,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.3 million.

The Company has an at-the-market offering program under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through March 31, 2014, no shares had been sold under this program.

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

Net Cash Flows

	March 31,
	2014	2013
Cash flows provided by (used in):
Operating activities	$7,188,000	$9,822,000
Investing activities	$(18,303,000)	$1,307,000
Financing activities	$12,221,000	$(13,763,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $12.0 million for the three months ended March 31, 2014 and $12.4 million for the three months ended March 31, 2013. The change was attributable to costs incurred as a result of a property acquisition in the first quarter of 2014 and the reduced results related to properties sold, which was partially offset by results of property acquisitions in the first quarter of 2014 and the fourth quarter of 2013 and reductions in interest expense. The comparative net changes in operating assets and liabilities were primarily the result of the payment of annual property/casualty insurance premiums (which had been paid in installments in prior years), and the timing of collections of receivables and payments of accounts payable and accrued liabilities.

Investing Activities

Net cash flows (used in) provided by investing activities were primarily the result of the Company’s property disposition activities, a property acquisition and expenditures for property improvements. During the three months ended March 31, 2014, the Company acquired a shopping center, which was partially paid in cash, for $38.5 million, incurred expenditures of $3.2 million for property improvements, and had an increase of $1.1 million in construction escrows and other, which was offset by $24.5 million in proceeds received from sales of properties classified as held for sale/conveyance. During the three months ended March 31, 2013, the Company received $3.3 million in proceeds from sales of properties classified as held for sale/conveyance, received $1.5 million in proceeds from construction escrows and other, and received a $1.1 million repayment of a note receivable, offset by expenditures of $4.6 million for property improvements.

Financing Activities

During the three months ended March 31, 2014, the Company borrowed $75.0 million under its new term loan and received proceeds of $41.3 million from the sale of its common stock, which was offset by $60.7 million of repayments of mortgage obligations, $34.5 million of net repayments under the revolving credit facility, $7.6 million of preferred and common stock distributions, and $1.3 million payments of debt financing costs. During the three months ended March 31, 2013, the Company had $40.6 million of repayments of mortgage obligations, paid $25.0 million for the redemption of the 8.875% Series A Cumulative Redeemable Preferred Stock, and $7.2 million of preferred and common stock distributions, offset by $59.8 million of proceeds from the sale of the 7.25% Series B Cumulative Redeemable Preferred Stock, and $9.2 million of net advances under the revolving credit facility.

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

The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding impairment charges, gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
Net (loss) attributable to common shareholders	$(1,815,000)	$(912,000)
Add (deduct):
Real estate depreciation and amortization	9,361,000	9,729,000
Limited partners’ interest	(11,000)	(3,000)
Impairment charges/(reversal)	146,000	(1,100,000)
Gain on sales	—	(346,000)
Consolidated minority interests:
Share of (loss)	(66,000)	(6,000)
Share of FFO	(307,000)	(417,000)

FFO	$7,308,000	$6,945,000

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

One of the principal market risks facing the Company is interest rate risk on its unsecured credit facility and term loans. The Company may, when it believes it is advantageous, as it did with its $150 million of unsecured term loans, hedge its interest rate risk by using derivative financial instruments. The Company is not subject to foreign currency risk.

The Company is exposed to interest rate changes primarily through its variable-rate revolving credit facility and term loans used to maintain liquidity, fund capital expenditures and redevelopment activities, and expand its real estate investment portfolio. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. At March 31, 2014, the Company had a mortgage loan payable of approximately $11.8 million (included in mortgage loans payable – real estate held for sale/conveyance on the consolidated balance sheet) subject to an interest rate swap which converted the LIBOR-based variable rate to a fixed rate of 5.2% per annum. In addition, on February 11, 2014, the Company closed $150 million of unsecured term loans. The Company entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2014 through their maturities. As a result, the effective fixed interest rates will be 3.37% for the $75.0 million five-year term loan and 4.27% for the $75.0 million seven-year term loan beginning July 1, 2014, based on the Company’s current leverage ratio. At March 31, 2014, the Company had on its consolidated balance sheet (1) $589,000 included in other assets and deferred charges, net, relating to the fair value of the interest rate swaps applicable to the $150 million unsecured term loans, and (2) $625,000 included in accounts payable and accrued liabilities relating to the fair value of the interest rate swap applicable to the mortgage loan payable.

At March 31, 2014, long-term debt consisted of fixed-rate mortgage loans payable, an unsecured term loan, and the Company’s unsecured variable-rate credit facility. The average interest rate on the $509.7 million of fixed-rate indebtedness outstanding was 5.3%, with maturities at various dates through 2029. The average interest rate on the $244.0 million of unsecured variable-rate revolving credit facility and term loans was 2.0%. With respect to the $244.0 million of variable-rate debt outstanding at March 31, 2014, if interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $2.4 million per annum.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of March 31, 2014, and have determined that such disclosure controls and procedures are effective.

During the three months ended March 31, 2014, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

May 6, 2014