Form 10-Q
period 2014-06-30
CEDAR REALTY TRUST, INC.
filed 2014-08-06
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 31, 2014, there were 79,213,068 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Real estate:
Land	$313,774,000	$276,747,000
Buildings and improvements	1,160,294,000	1,101,084,000

	1,474,068,000	1,377,831,000
Less accumulated depreciation	(253,558,000)	(236,784,000)

Real estate, net	1,220,510,000	1,141,047,000
Real estate held for sale/conveyance	51,607,000	129,945,000
Cash and cash equivalents	4,037,000	3,973,000
Restricted cash	10,297,000	11,063,000
Receivables	19,581,000	18,100,000
Other assets and deferred charges, net	28,488,000	27,798,000

TOTAL ASSETS	$1,334,520,000	$1,331,926,000

LIABILITIES AND EQUITY
Mortgage loans payable	$425,245,000	$509,308,000
Mortgage loans payable—real estate held for sale/conveyance	6,618,000	29,832,000
Unsecured revolving credit facility	76,500,000	153,500,000
Unsecured term loans	200,000,000	50,000,000
Accounts payable and accrued liabilities	19,277,000	22,666,000
Unamortized intangible lease liabilities	25,911,000	25,509,000
Unamortized intangible lease liabilities—real estate held for sale/conveyance	1,092,000	5,463,000

Total liabilities	754,643,000	796,278,000

Noncontrolling interest—limited partners’ mezzanine OP Units	409,000	414,000
Commitments and contingencies	—	—
Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 79,214,000 and 72,200,000 shares, issued and outstanding, respectively)	4,753,000	4,332,000
Treasury stock (3,354,000 and 3,514,000 shares, respectively, at cost)	(18,924,000)	(20,191,000)
Additional paid-in capital	789,248,000	747,997,000
Cumulative distributions in excess of net income	(390,096,000)	(393,819,000)
Accumulated other comprehensive loss	(2,456,000)	(1,303,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	573,186,000	527,677,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	3,329,000	4,202,000
Limited partners’ OP Units	2,953,000	3,355,000

Total noncontrolling interests	6,282,000	7,557,000

Total equity	579,468,000	535,234,000

TOTAL LIABILITIES AND EQUITY	$1,334,520,000	$1,331,926,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUES
Rents	$29,633,000	$27,295,000	$58,005,000	$54,624,000
Expense recoveries	7,255,000	6,463,000	16,175,000	14,470,000
Other	181,000	163,000	236,000	386,000

Total revenues	37,069,000	33,921,000	74,416,000	69,480,000

EXPENSES
Operating, maintenance and management	6,221,000	5,354,000	14,247,000	12,147,000
Real estate and other property-related taxes	4,602,000	4,394,000	9,109,000	8,860,000
General and administrative	3,780,000	3,456,000	7,304,000	6,726,000
Employee termination costs	—	—	—	106,000
Acquisition costs	—	—	2,870,000	—
Impairment charges/(reversal)	1,725,000	—	1,807,000	(1,100,000)
Depreciation and amortization	9,693,000	9,452,000	19,141,000	18,953,000

Total expenses	26,021,000	22,656,000	54,478,000	45,692,000

OPERATING INCOME	11,048,000	11,265,000	19,938,000	23,788,000
NON-OPERATING INCOME AND EXPENSES
Interest expense	(8,124,000)	(8,925,000)	(16,182,000)	(17,812,000)
Early extinguishment of debt costs	(62,000)	(21,000)	(163,000)	(106,000)
Gain on sales	3,810,000	—	3,810,000	346,000

Total non-operating income and expense	(4,376,000)	(8,946,000)	(12,535,000)	(17,572,000)

INCOME FROM CONTINUING OPERATIONS	6,672,000	2,319,000	7,403,000	6,216,000
DISCONTINUED OPERATIONS
Income from operations	751,000	869,000	1,794,000	824,000
Impairment reversals, net	183,000	—	119,000	—
Gain on extinguishment of debt obligations	1,423,000	1,298,000	1,423,000	1,298,000
Gain on sales	7,963,000	—	7,963,000	—

Total income from discontinued operations	10,320,000	2,167,000	11,299,000	2,122,000

NET INCOME	16,992,000	4,486,000	18,702,000	8,338,000
Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	147,000	97,000	213,000	103,000
Limited partners’ interest in Operating Partnership	(79,000)	(4,000)	(68,000)	(1,000)

Total net loss (income) attributable to noncontrolling interests	68,000	93,000	145,000	102,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	17,060,000	4,579,000	18,847,000	8,440,000
Preferred stock dividends	(3,602,000)	(3,602,000)	(7,204,000)	(7,209,000)
Preferred stock redemption costs	—	—	—	(1,166,000)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$13,458,000	$977,000	$11,643,000	$65,000

PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$0.03	$(0.02)	$(0.00)	$(0.03)
Discontinued operations	0.14	0.03	0.15	0.03

	$0.17	$0.01	$0.15	$(0.00)

Weighted average number of common shares—basic and diluted	75,531,000	68,345,000	75,076,000	68,342,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$16,992,000	$4,486,000	$18,702,000	$8,338,000
Other comprehensive income—unrealized (loss) gain on change in fair value of cash flow hedges:	(1,850,000)	570,000	(1,162,000)	910,000

Comprehensive income	15,142,000	5,056,000	17,540,000	9,248,000
Comprehensive loss attributable to noncontrolling interests	81,000	92,000	154,000	100,000

Comprehensive income attributable to Cedar Realty Trust, Inc.	$15,223,000	$5,148,000	$17,694,000	$9,348,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Six months ended June 30, 2014

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
	Shares	$25.00 Liquidation value	Shares	$0.06 Par value	Treasury stock, at cost	Additional paid-in capital	distributions in excess of net income	other comprehensive (loss)	Total
Balance, December 31, 2013	7,950,000	$190,661,000	72,200,000	$4,332,000	$(20,191,000)	$747,997,000	$(393,819,000)	$(1,303,000)	$527,677,000
Net income (loss)	—	—	—	—	—	—	18,847,000	—	18,847,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(1,153,000)	(1,153,000)
Share-based compensation, net	—	—	61,000	4,000	1,267,000	47,000	—	—	1,318,000
Common stock sales and issuance expenses, net	—	—	6,902,000	414,000		40,789,000	—	—	41,203,000
Preferred stock dividends	—	—	—	—	—	—	(7,204,000)	—	(7,204,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(7,920,000)	—	(7,920,000)
Conversions of OP Units into common stock	—	—	51,000	3,000	—	368,000	—	—	371,000
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	47,000	—	—	47,000

Balance, June 30, 2014	7,950,000	$190,661,000	79,214,000	$4,753,000	$(18,924,000)	$789,248,000	$(390,096,000)	$(2,456,000)	$573,186,000

	Noncontrolling Interests
	Minority interests in consolidated joint ventures	Limited partners’ interest in Operating Partnership	Total	Total equity
Balance, December 31, 2013	$4,202,000	$3,355,000	$7,557,000	$535,234,000
Net income (loss)	(213,000)	59,000	(154,000)	18,693,000
Unrealized (loss) on change in fair value of cash flow hedges	—	(9,000)	(9,000)	(1,162,000)
Share-based compensation, net	—	—	—	1,318,000
Common stock sales and issuance expenses, net	—	—	—	41,203,000
Preferred stock dividends	—	—	—	(7,204,000)
Distributions to common shareholders/noncontrolling interests	(660,000)	(40,000)	(700,000)	(8,620,000)
Conversions of OP Units into common stock	—	(371,000)	(371,000)	—
Reallocation adjustment of limited partners’ interest	—	(41,000)	(41,000)	6,000

Balance, June 30, 2014	$3,329,000	$2,953,000	$6,282,000	$579,468,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$18,702,000	$8,338,000
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges/(reversals)	1,688,000	(1,100,000)
Gain on extinguishment of debt obligations	(1,423,000)	(1,298,000)
Gain on sales	(11,773,000)	(346,000)
Straight-line rents	(479,000)	(894,000)
Provision for doubtful accounts	1,088,000	986,000
Depreciation and amortization	19,141,000	19,585,000
Amortization of intangible lease liabilities	(2,248,000)	(2,293,000)
Expense relating to share-based compensation, net	1,611,000	1,548,000
Amortization (including accelerated write-off) of deferred financing costs	1,255,000	1,326,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(2,930,000)	(1,705,000)
Prepaid expenses and other	1,351,000	1,317,000
Accounts payable and accrued liabilities	(3,075,000)	(1,288,000)

Net cash provided by operating activities	22,908,000	24,176,000

INVESTING ACTIVITIES
Acquisition of real estate	(38,861,000)	—
Expenditures for real estate improvements	(5,395,000)	(9,920,000)
Net proceeds from sales of real estate	62,061,000	17,381,000
Repayment of note receivable	—	1,100,000
Construction escrows and other	905,000	2,074,000

Net cash provided by investing activities	18,710,000	10,635,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	(188,000,000)	(82,500,000)
Advances under revolving credit facility	111,000,000	84,500,000
Advances under term loans	150,000,000	—
Mortgage repayments	(138,620,000)	(49,689,000)
Payments of debt financing costs	(1,307,000)	(51,000)
Noncontrolling interests:
Distributions to consolidated joint venture minority interests	(660,000)	—
Distributions to limited partners	(46,000)	(28,000)
Common stock sales and issuance expenses, net	41,203,000	3,000
Net proceeds from sales of preferred stock	—	59,849,000
Redemption of preferred stock	—	(34,992,000)
Preferred stock dividends	(7,204,000)	(7,225,000)
Distributions to common shareholders	(7,920,000)	(7,205,000)

Net cash (used in) financing activities	(41,554,000)	(37,338,000)

Net increase (decrease) in cash and cash equivalents	64,000	(2,527,000)
Cash and cash equivalents at beginning of period	3,973,000	7,522,000

Cash and cash equivalents at end of period	$4,037,000	$4,995,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At June 30, 2014, the Company owned and managed a portfolio of 60 operating properties (excluding properties “held for sale/conveyance”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2014, the Company owned a 99.4% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at June 30, 2014) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 465,000 OP Units outstanding at June 30, 2014 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

June 30, 2014

(unaudited)

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Six months ended June 30,
	2014	2013
Supplemental disclosure of cash activities:
Cash paid for interest	$16,924,000	$18,850,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	402,000	587,000
Mortgage loans payable assumed upon acquisition	(53,439,000)	—
Mortgage loan payable assumed by buyer	15,557,000	—
Conversions of OP Units into common stock	371,000	13,000
Deed-in-lieu of foreclosure of properties:
Real estate transferred	(6,238,000)	—
Mortgage loans payable and related obligations settled	7,661,000	—

Recently-Issued Accounting Pronouncement

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the requirements for reporting discontinued operations. Under the amended guidance, a disposal of an individual property or group of properties (i.e., when a property or properties are sold or meet the criteria to be classified as “held for sale”) is required to be reported in “discontinued operations” only if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The amended guidance also requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

In May 2014, the FASB issuance guidance which amends the accounting for revenue recognition. Under the amended guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

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

During 2014, the Company determined to sell the following properties: (1) Annie Land Plaza, located in Lovingston, Virginia, (2) Carbondale Plaza, located in Carbondale, Pennsylvania (property sold on July 18, 2014 for a sale price of $10.7 million, which approximated its carrying value as of that date) , (3) Fairview Plaza, located in New Cumberland, Pennsylvania (property sold on May 27, 2014), (4) St. James Square, located in Hagerstown, Maryland, (5) Smithfield Plaza, located in Smithfield, Virginia, and (6) Virginia Little Creek, located in Norfolk, Virginia. As such, these properties have been classified as “real estate held for sale/conveyance” as of June 30, 2014 and December 31, 2013 on the accompanying consolidated balance sheets. As the potential sales of these properties do not meet the criteria for the newly-adopted guidance for reporting discontinued operations (See Note 2—Summary of Significant Accounting Policies), the results of operations for these properties have remained in continuing operations. At June 30, 2014, the carrying values of the assets and liabilities of these properties totaled $37.4 million and $7.7 million, respectively, and are included in real estate held for sale/conveyance, mortgage loans payable – real estate held for sale/conveyance ($6.6 million), and unamortized intangible lease liabilities – real estate held for sale/conveyance ($1.1 million), respectively, on the consolidated balance sheets.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 4 – Discontinued Operations

The following is a summary of the components of income from discontinued operations applicable to properties classified as such prior to the newly-adopted guidance for reporting discontinued operations (See Note 2—Summary of Significant Accounting Policies):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUES
Rents	$1,106,000	$2,665,000	$2,822,000	$5,585,000
Expense recoveries and other	210,000	654,000	1,140,000	1,500,000

Total revenues	1,316,000	3,319,000	3,962,000	7,085,000

EXPENSES
Operating, maintenance and management	215,000	864,000	935,000	2,551,000
Real estate and other property-related taxes	120,000	644,000	602,000	1,301,000
Depreciation and amortization	—	311,000	—	632,000
Interest	230,000	631,000	644,000	1,340,000
Early extinguishment of debt costs, net	—	—	(13,000)	437,000

Total expenses	565,000	2,450,000	2,168,000	6,261,000

INCOME FROM OPERATIONS	751,000	869,000	1,794,000	824,000
IMPAIRMENT REVERSALS, NET	183,000	—	119,000	—
GAIN ON EXTINGUISHMENT OF DEBT OBLIGATIONS	1,423,000	1,298,000	1,423,000	1,298,000
GAIN ON SALES	7,963,000	—	7,963,000	—

TOTAL INCOME FROM DISCONTINUED OPERATIONS	$10,320,000	$2,167,000	$11,299,000	$2,122,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

During the six months ended June 30, 2014, the Company sold the following properties:

	Percent		Date	Sales		Gain on
Property	Sold	Location	Sold	Price		Sale
Continuing operations:
Fairview Plaza	100%	New Cumberland, PA	5/27/2014	$12,450,000		$3,810,000

Discontinued operations:
Harbor Square (f/k/a Shore Mall)	100%	Egg Harbor, NJ	2/25/2014	$25,000,000		$—
McCormick Place	100%	Olmstead, OH	5/6/2014	2,679,000	(a)	—
Gahanna Discount Drug Mart Plaza	100%	Columbus, OH	5/27/2014	4,982,000	(a)	—
Townfair Center	100%	Indiana, PA	5/29/2014	22,600,000		1,472,000
Lake Raystown Plaza	100%	Huntingdon, PA	6/25/2014	19,500,000		6,491,000

				$74,761,000		$7,963,000

(a)	Lender accepted a deed-in-lieu of foreclosure on the property. Sales price represents mortgage loan payable, accrued interest and other expenses forgiven upon title transfer.

On May 6, 2014, the McCormick Place lender accepted and recorded the deed to the property, thus completing the deed-in-lieu of foreclosure process in full satisfaction of the mortgage loan payable and related accrued interest aggregating $2.7 million. Based on the $1.8 million carrying value of the property, the Company recorded a $0.8 million gain on the extinguishment of a debt obligation in the second quarter of 2014, which is included in discontinued operations in the accompanying consolidated statement of operations.

On May 27, 2014, the Gahanna Discount Drug Mart Plaza lender accepted and recorded the deed to the property, thus completing the deed-in-lieu of foreclosure process in full satisfaction of the mortgage loan payable and related accrued interest aggregating $5.0 million. Based on the $4.3 million carrying value of the property, the Company recorded a $0.6 million gain on the extinguishment of a debt obligation in the second quarter of 2014, which is included in discontinued operations in the accompanying consolidated statement of operations.

Note 5. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable and accrued liabilities, and variable-rate debt approximate fair value due to their terms and/or short-term nature. The fair value of the Company’s investments and liabilities related to share-based compensation were determined to be Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of June 30, 2014, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for sale/conveyance, which are measured on a nonrecurring basis, have been determined to be (1) Level 2 within the valuation hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, direct capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach was utilized for certain land values and include comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believed to be within a reasonable range of current market rates for the respective properties.

The Company engaged third party valuation experts to assist with the preparation of certain of its valuations. Other valuations were prepared using internally-developed valuation models. In addition, these valuations are reviewed and approved, during each reporting period, by a diverse group of management, as deemed necessary, including personnel from the acquisition, accounting, finance, operation, development and leasing departments, and the valuations are updated as appropriate.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, respectively:

	Assets/Liabilities Measured at Fair Value on a
	Recurring Basis
	June 30, 2014
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$458,000	$—	$—	$458,000

Share-based compensation liabilities (b)	$455,000	$—	$—	$455,000

Interest rate swaps liability (b)	$—	$1,943,000	$—	$1,943,000

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$435,000	$—	$—	$435,000

Share-based compensation liabilities (b)	$426,000	$—	$—	$426,000

Interest rate swaps liability (b)	$—	$647,000	$—	$647,000

(a)	Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of June 30, 2014 and December 31, 2013, the aggregate fair values of the Company’s fixed rate mortgage loans payable and mortgage loans payable – real estate held for sale/conveyance, which were determined to be Level 3 within the valuation hierarchy, were approximately $450.6 million and $495.1 million, respectively; the carrying values of such loans were $431.9 million and $481.1 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013, respectively:

	Assets Measured at Fair Value on a
	Non-Recurring Basis
	June 30, 2014
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$18,224,000	$33,383,000	$51,607,000

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$—	$81,854,000	$81,854,000

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2014:

Quantitative Information about Level 3 Fair Value Measurements
	Fair value at	Valuation	Unobservable	Range
Description	June 30, 2014	Technique	inputs	(weighted average)
Real estate held for sale/conveyance:
Operating retail real estate (five properties)	$31,961,000	Discounted cash flow	Capitalization rates	7.3% to 10.0% (8.5%)
			Discount rates	7.8% to 11.6% (8.7%)
Land (three parcels)	1,422,000	Sales comparison approach	Price per acre	$23,000 to $138,000 per acre
				($44,000 per acre)

	$33,383,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 6. Mortgage Loans Payable and Credit Facility

Mortgage Loans Payable

During the six months ended June 30, 2014, the Company repaid the following mortgage loans payable:

	Repayment	Maturity	Principal Payoff
Property	Date	Date	Amount
East Little Creek (a)	February 3, 2014	September 1, 2021	$295,000
Upland Square	February 11, 2014	October 26, 2014	$57,839,000
Kings Plaza	April 1, 2014	July 1, 2014	$7,188,000
Coliseum Marketplace	April 1, 2014	July 1, 2014	$11,045,000
Liberty Marketplace	April 1, 2014	July 1, 2014	$8,171,000
Trexler Mall	May 11, 2014	May 11, 2014	$19,479,000
Yorktowne Plaza	June 2, 2014	July 1, 2014	$18,726,000
Quartermaster Plaza	June 5, 2014	October 1, 2014	$11,217,000

(a)	Included in mortgage loans payable - real estate held for sale/conveyance on the accompanying balance sheet at December 31, 2013.

Unsecured Revolving Credit Facility and Term Loans

The Company has a $260 million revolving credit facility, expiring on August 1, 2016. The revolving credit facility may be extended, at the Company’s option, for two additional one-year periods, subject to customary conditions. Under an accordion feature, the facility can be increased to $500 million, subject to customary conditions, and lending commitments from participating banks. The facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt. As of June 30, 2014, the Company is in compliance with all financial covenants.

Borrowings under the revolving credit facility are priced at LIBOR plus 195 basis points (“bps”) (a weighted average rate of 2.2% per annum at June 30, 2014), and can range from LIBOR plus 165 bps to 225 bps based on the Company’s leverage ratio. As of June 30, 2014, the Company had $76.5 million outstanding under the revolving credit facility, and had $165.8 million available for additional borrowings.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

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

The five-year term loan, all of which was borrowed at closing, is priced at LIBOR plus 175 bps (a weighted average rate of 1.9% per annum at June 30, 2014), and can range from LIBOR plus 145 bps to 205 bps based on the Company’s leverage ratio. The seven-year term loan, all of which was borrowed on June 24, 2014, is priced at LIBOR plus 200 bps (a weighted average rate of 2.1% per annum at June 30, 2014), and can range from LIBOR plus 170 bps to 230 bps, also based on the Company’s leverage ratio. The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2014 through their maturities. As a result, based on the Company’s leverage ratio as of June 30, 2014, the effective fixed interest rates are 3.37% for the five-year term loan and 4.27% for the seven-year term loan beginning July 1, 2014.

Derivative Financial Instruments

As discussed above, on February 11, 2014, the Company closed $150 million of unsecured term loans for which it entered into forward interest rate swap agreements, effective July 1, 2014.

On May 29, 2014, the Company sold Townfair Center, which collateralized an $11.8 million mortgage loan payable subject to an interest rate swap having a fair value recorded as a liability of $0.7 million. At closing, the buyer assumed both the outstanding mortgage loan payable and the related interest rate swap, and the aforementioned $0.7 million was relieved from both other comprehensive loss and accounts payable and accrued liabilities.

At June 30, 2014, the Company had $1,943,000 on the consolidated balance sheet included in accounts payable and accrued liabilities relating to the fair value of the interest rate swaps applicable to the $150 million unsecured term loans which closed on February 11, 2014. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $2.8 million of accumulated other comprehensive loss will be reclassified into earnings within the next twelve months.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

The following is a summary of the derivative financial instruments held by the Company at June 30, 2014 and December 31, 2013:

			Notional values					Balance	Fair value
Designation/ Cash flow	Derivative	Count	June 30, 2014	Count	December 31, 2013		Maturity date	sheet location	June 30, 2014	December 31, 2013
Qualifying	Interest rate swaps	2	$150,000,000	—	$—		2019/2021	Accounts payable and accrued liabilities	$1,943,000	$—

Qualifying	Interest rate swap	—	$—	1	$11,894,000	(a)	—	Accounts payable and accrued liabilities	$—	$647,000

(a)	Amount is an interest rate swap related to mortgage loans payable - real estate held for sale/conveyance on the consolidated balance sheets.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2014 and 2013, respectively:

		Net amount of (loss) gain recognized in other
		comprehensive income (effective portion)
Designation/		Three months ended June 30,		Six months ended June 30,
Cash flow	Derivative	2014	2013	2014	2013
Qualifying (a)	Interest rate swaps	$(1,850,000)	$570,000	$(1,162,000)	$910,000

(a)	The following table details the amounts which were reclassified from other comprehensive income to interest expense in the consolidated statements of operations:

	Three months ended June 30,		Six months ended June 30,
Classification	2014	2013	2014	2013
Continuing Operations	$74,000	$233,000	$151,000	$490,000
Discontinued Operations	$53,000	$77,000	$129,000	$154,000

As of June 30, 2014, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

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

The Company has an at-the-market offering program under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through June 30, 2014, no shares had been sold under this program.

OP Units

On July 1, 2014, the Company redeemed 69,000 OP Units from one of its executive officers for a total cash outlay of $424,000, based on the market value of the Company’s common stock.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Common stock	$0.050	$0.050	$0.100	$0.100
Cumulative Redeemable Preferred Stock:
8.875% Series A	$—	$—	$—	$0.555
7.250% Series B	$0.453	$0.453	$0.906	$0.906

On July 21, 2014, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on August 20, 2014 to shareholders of record on August 8, 2014.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 9. Revenues

Rental revenues for the three and six months ended June 30, 2014 and 2013, respectively, are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Base rents	$28,100,000	$25,692,000	$55,023,000	$51,206,000
Percentage rent	134,000	175,000	255,000	291,000
Straight-line rents	292,000	379,000	479,000	836,000
Amortization of intangible lease liabilities	1,107,000	1,049,000	2,248,000	2,291,000

Total rents	$29,633,000	$27,295,000	$58,005,000	$54,624,000

Note 10. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and six months ended June 30, 2014 and 2013, respectively:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Expense relating to share grants	$877,000	$942,000	$1,724,000	$1,776,000
Amounts capitalized	(56,000)	(115,000)	(113,000)	(228,000)

Total charged to operations	$821,000	$827,000	$1,611,000	$1,548,000

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. During the six months ended June 30, 2014, there were 133,000 time-based restricted shares issued, with a weighted average grant date fair value of $6.32 per share. At June 30, 2014, approximately 1.6 million shares remained available for grants pursuant to the 2012 Plan.

Note 11. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended June 30, 2014 and 2013, the Company had 3.7 million and 4.0 million, respectively, of weighted average unvested restricted shares outstanding. For the six months ended June 30, 2014 and 2013, the Company had 3.7 million and 3.8 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2014 and 2013, respectively:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Numerator
Income from continuing operations	$6,672,000	$2,319,000	$7,403,000	$6,216,000
Preferred stock dividends	(3,602,000)	(3,602,000)	(7,204,000)	(7,209,000)
Preferred stock redemption costs	—	—	—	(1,166,000)
Net loss attributable to noncontrolling interests	128,000	99,000	212,000	106,000
Net earnings allocated to unvested shares	(619,000)	(198,000)	(524,000)	(371,000)

Income (loss) from continuing operations attributable to vested common shares	2,579,000	(1,382,000)	(113,000)	(2,424,000)
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	10,260,000	2,161,000	11,232,000	2,118,000

Net income (loss) attributable to vested common shares outstanding	$12,839,000	$779,000	$11,119,000	$(306,000)

Denominator
Weighted average number of vested common shares outstanding	75,531,000	68,345,000	75,076,000	68,342,000

Earnings (loss) per vested common share, basic and diluted
Continuing operations	$0.03	$(0.02)	$(0.00)	$(0.03)
Discontinued operations	$0.14	$0.03	$0.15	$0.03

	$0.17	$0.01	$0.15	$(0.00)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 465,000 and 281,000 for the three months ended June 30, 2014 and 2013, respectively, and 472,000 and 281,000 for the six months ended June 30, 2014 and 2013, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2014

(unaudited)

Note 12. Subsequent Events

In determining subsequent events, management reviewed all activity from July 1, 2014 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At June 30, 2014, the Company owned and managed a portfolio of 60 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.4 million square feet of gross leasable area (“GLA”). The portfolio was 93.3% leased and 92.2% occupied at June 30, 2014.

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

Dispositions

During the six months ended June 30, 2014, the Company sold the following properties:

			Date	Sales
Property	Location	GLA	Sold	Price
Continuing operations:
Fairview Plaza	New Cumberland, PA	71,979	5/27/2014	$12,450,000

Discontinued operations:
Harbor Square (f/k/a Shore Mall)	Egg Harbor, NJ	344,823	2/25/2014	$25,000,000
McCormick Place	Olmstead, OH	46,000	5/6/2014	2,679,000	(a)
Gahanna Discount Drug Mart Plaza	Columbus, OH	48,667	5/27/2014	4,982,000	(a)
Townfair Center	Indiana, PA	218,610	5/29/2014	22,600,000
Lake Raystown Plaza	Huntingdon, PA	142,559	6/25/2014	19,500,000

				$74,761,000

(a)	Lender accepted a deed-in-lieu of foreclosure on the property. Sales price represents mortgage loan payable, accrued interest and other expenses forgiven upon title transfer.

Debt

On February 11, 2014, the Company closed $150 million of unsecured term loans consisting of a five-year $75 million term loan, all of which was borrowed at closing, maturing on February 11, 2019, and a seven-year $75 million term loan, all of which was borrowed on June 24, 2014, maturing on February 11, 2021. See “Liquidity and Capital Resources” below for additional details.

During the six months ended June 30, 2014, the Company repaid the following mortgage loans payable:

	Repayment	Maturity	Principal Payoff
Property	Date	Date	Amount
East Little Creek (a)	February 3, 2014	September 1, 2021	$295,000
Upland Square	February 11, 2014	October 26, 2014	$57,839,000
Kings Plaza	April 1, 2014	July 1, 2014	$7,188,000
Coliseum Marketplace	April 1, 2014	July 1, 2014	$11,045,000
Liberty Marketplace	April 1, 2014	July 1, 2014	$8,171,000
Trexler Mall	May 11, 2014	May 11, 2014	$19,479,000
Yorktowne Plaza	June 2, 2014	July 1, 2014	$18,726,000
Quartermaster Plaza	June 5, 2014	October 1, 2014	$11,217,000

(a)	Included in mortgage loans payable - real estate held for sale/conveyance on the accompanying balance sheet at December 31, 2013.

Equity

In January 2014, the Company concluded a public offering of 6,900,000 shares of its common stock (including 900,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.3 million.

The Company has an at-the-market offering program, under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through June 30, 2014, no shares had been sold under this program.

Results of Operations

Comparison of three months ended June 30, 2014 to 2013

			Change
	2014	2013	Dollars	Percent
Revenues	$37,069,000	$33,921,000	$3,148,000	9.3%
Property operating expenses	(10,823,000)	(9,748,000)	(1,075,000)	11.0%

Property operating income	26,246,000	24,173,000	2,073,000	8.6%
General and administrative	(3,780,000)	(3,456,000)	(324,000)	9.4%
Impairment charges	(1,725,000)	—	(1,725,000)	n/a
Depreciation and amortization	(9,693,000)	(9,452,000)	(241,000)	2.5%
Interest expense	(8,124,000)	(8,925,000)	801,000	-9.0%
Early extinguishment of debt costs	(62,000)	(21,000)	(41,000)	n/a
Gain on sales	3,810,000	—	3,810,000	n/a

Income from continuing operations	6,672,000	2,319,000	4,353,000
Discontinued operations:
Income from operations	751,000	869,000	(118,000)	-13.6%
Impairment reversals	183,000	—	183,000	n/a
Gain on extinguishment of debt obligations	1,423,000	1,298,000	125,000	n/a
Gain on sales	7,963,000	—	7,963,000	n/a

Net income	16,992,000	4,486,000	12,506,000
Net loss attributable to noncontrolling interests	68,000	93,000	(25,000)

Net income attributable to Cedar Realty Trust, Inc.	$17,060,000	$4,579,000	$12,481,000

Revenues were higher primarily as a result of (1) an increase of $2.8 million in rental revenues and expense recoveries for properties acquired in the first quarter of 2014 and the fourth quarter of 2013, (2) an increase of $0.3 million in rental revenues and expense recoveries at the Company’s same-property portfolio, and (3) an increase of $0.1 million in rental revenues and expense recoveries at the Company’s redevelopment properties, partially offset by a decrease of $0.2 million in rental revenues and expense recoveries at properties classified in 2014 as real estate held for sale/conveyance on the balance sheet.

Property operating expenses were higher primarily as a result of (1) an increase of $0.5 million in other operating expenses, primarily repairs and maintenance, (2) an increase of $0.4 million in property operating expenses at properties acquired in the first quarter of 2014 and the fourth quarter of 2013, and (3) an increase of $0.1 million in real estate taxes.

General and administrative expenses were higher primarily as a result of increase in payroll and related benefits including share-based compensation.

Impairment charges in 2014 relate to the impairments of properties classified in 2014 as real estate held for sale/conveyance on the balance sheet.

Depreciation and amortization expenses were higher primarily as a result of an increase of $0.8 million relating to properties acquired in the first quarter of 2014 and the fourth quarter of 2013, partially offset by (1) a reduction in depreciation and amortization expense of $0.3 million related to properties classified in 2014 as real estate held for sale/conveyance as the carrying values of these properties are now measured at the lower of depreciated cost or fair value, and (2) a reduction in depreciation and amortization expense of $0.1 million at the Company’s redevelopment properties.

Interest expense decreased $1.0 million as a result of a lower overall weighted average interest rate, partially offset by (1) a $0.1 million due to an increase in the overall outstanding principal balance of debt, and (2) a $0.1 million reduction in capitalized interest.

Gain on sales in 2014 relates to the sale of a property treated as “held for sale/conveyance” subsequent to December 31, 2013.

Discontinued operations for 2014 and 2013 include the results of operations, gain on extinguishment of debt obligations, and impairment charges for properties sold or treated as “discontinued operations” prior to December 31, 2013, as more fully discussed elsewhere in this report.

Comparison of six months ended June 30, 2014 to 2013

			Change
	2014	2013	Dollars	Percent
Revenues	$74,416,000	$69,480,000	$4,936,000	7.1%
Property operating expenses	(23,356,000)	(21,007,000)	(2,349,000)	11.2%

Property operating income	51,060,000	48,473,000	2,587,000	5.3%
General and administrative	(7,304,000)	(6,726,000)	(578,000)	8.6%
Employee termination costs	—	(106,000)	106,000	n/a
Acquisition costs	(2,870,000)	—	(2,870,000)	n/a
Impairment (charges)/reversal	(1,807,000)	1,100,000	(2,907,000)	n/a
Depreciation and amortization	(19,141,000)	(18,953,000)	(188,000)	1.0%
Interest expense	(16,182,000)	(17,812,000)	1,630,000	-9.2%
Early extinguishment of debt costs	(163,000)	(106,000)	(57,000)	n/a
Gain on sales	3,810,000	346,000	3,464,000	n/a

Income from continuing operations	7,403,000	6,216,000	1,187,000
Discontinued operations:
Income from operations	1,794,000	824,000	970,000	117.7%
Impairment reversals, net	119,000	—	119,000	n/a
Gain on extinguishment of debt obligations	1,423,000	1,298,000		n/a
Gain on sales	7,963,000	—	7,963,000	n/a

Net income	18,702,000	8,338,000	10,364,000
Net loss attributable to noncontrolling interests	145,000	102,000	43,000

Net income attributable to Cedar Realty Trust, Inc.	$18,847,000	$8,440,000	$10,407,000

Revenues were higher primarily as a result of (1) an increase of $3.6 million in rental revenues and expense recoveries for properties acquired in the first quarter of 2014 and the fourth quarter of 2013, (2) an increase of $1.2 million in rental revenues and expense recoveries at the Company’s same-property portfolio, and (3) an increase of $0.3 million in rental revenues and expense recoveries at the Company’s redevelopment properties, partially offset by a decrease of $0.1 million in management fee income related to the Cedar/RioCan joint venture; the management agreement was terminated effective January 31, 2013.

Property operating expenses were higher primarily as a result of (1) an increase of $0.8 million in snow removal costs, (2) an increase of $0.8 million in other operating expenses, primarily repairs and maintenance and non-billable expenses, and (3) an increase of $0.7 million in property operating expenses at properties acquired in the first quarter of 2014 and the fourth quarter of 2013.

General and administrative expenses were higher primarily as a result of increase in payroll and related benefits including share-based compensation.

Acquisition costs in 2014 relate to the purchase of Quartermaster Plaza, located in Philadelphia, Pennsylvania.

Impairment (charges)/reversal in 2014 relates to the impairments of properties classified in 2014 as real estate held for sale/conveyance on the balance sheet. The impairment reversal in 2013 relates to the partial cash recovery on a loan receivable previously written off.

Depreciation and amortization expenses were higher primarily as a result of an increase of $1.0 million relating to properties acquired in the first quarter of 2014 and the fourth quarter of 2013, partially offset by (1) a $0.4 million reduction due to the completion of scheduled depreciation and amortization, and (2) a reduction in depreciation and amortization expense of $0.4 million related to properties classified in 2014 as real estate held for sale/conveyance as the carrying values of these properties are now measured at the lower of depreciated cost or fair value.

Interest expense decreased (1) $1.6 million as a result of a lower overall weighted average interest rate, and (2) a $0.1 million decrease in amortization of deferred financing costs, partially offset by a $0.2 million decrease in capitalized interest.

Gain on sales in 2014 relates to the sale of a property treated as “held for sale/conveyance” subsequent to December 31, 2013. Gain on sales in 2013 relates to the sale of a land parcel treated as “held for sale/conveyance”.

Discontinued operations for 2014 and 2013 include the results of operations, gain on extinguishment of debt obligations, and impairment charges for properties sold or treated as “discontinued operations” prior to December 31, 2013, as more fully discussed elsewhere in this report.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Consolidated operating income	$11,048,000	$11,265,000	$19,938,000	$23,788,000
Add:
General and administrative	3,780,000	3,456,000	7,304,000	6,726,000
Employee termination costs	—	—	—	106,000
Acquisition costs	—	—	2,870,000	—
Impairment charges/(reversal)	1,725,000	—	1,807,000	(1,100,000)
Depreciation and amortization	9,693,000	9,452,000	19,141,000	18,953,000
Corporate costs included in property expenses	1,398,000	1,315,000	2,709,000	2,680,000
Less:
Management fee income	—	—	—	(191,000)
Straight-line rents	(292,000)	(379,000)	(479,000)	(836,000)
Amortization of intangible lease liabilities	(1,107,000)	(1,049,000)	(2,248,000)	(2,291,000)
Internal management fees charged to properties	(853,000)	(836,000)	(1,685,000)	(1,652,000)
Lease termination income and other	(12,000)	(167,000)	83,000	(285,000)

Consolidated NOI	25,380,000	23,057,000	49,440,000	45,898,000
Less NOI related to properties not defined as same-property	(6,471,000)	(4,526,000)	(11,510,000)	(8,841,000)

Same-property NOI	$18,909,000	$18,531,000	$37,930,000	$37,057,000

Number of same properties	52	52	52	52
Same-property occupancy, end of period	93.5%	93.2%	93.5%	93.2%
Same-property leased, end of period	93.8%	93.8%	93.8%	93.8%
Same-property average base rent, end of period	$12.70	$12.59	$12.70	$12.59

Same-property NOI for the comparative three and six month periods increased by 2.0% and 2.4%, respectively. The results reflect an increase in average base rent of $0.11 per square foot and the increase in occupancy of 30 bps. Same-property NOI for the comparative three and six month periods increased by 1.0% and 1.3%, respectively, excluding the re-tenanting impact from replacing the dark anchor at Oakland Commons with a Walmart Neighborhood Market.

Leasing Activity

The following is a summary of the Company’s leasing activity during the six months ended June 30, 2014:

						Tenant
	Leases		New rent	Prior rent	Cash basis	improvements
	signed	GLA	per sq.ft. ($)	per sq.ft. ($)	% change	per sq.ft. ($) (a)
Renewals	78	604,900	11.38	10.45	8.8%	0.00
New Leases—Comparable	15	69,400	13.32	12.10	10.1%	6.84
New Leases—Non-Comparable	8	33,900	16.36	n/a	n/a	28.46

Total (b)	101	708,200	11.81	n/a	n/a	2.03

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	For 2014, legal fees and lease commissions averaged a combined total of $1.56 per square foot.

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

The Company has a $260 million revolving credit facility, expiring on August 1, 2016. The revolving credit facility may be extended, at the Company’s option, for two additional one-year periods, subject to customary conditions. Under an accordion feature, the facility can be increased to $500 million, subject to customary conditions and lending commitments from participating banks. The facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt. As of June 30, 2014, the Company is in compliance with all financial covenants.

Borrowings under the revolving credit facility are priced at LIBOR plus 195 bps (a weighted average rate of 2.2% per annum at June 30, 2014), and can range from LIBOR plus 165 bps to 225 bps based on the Company’s leverage ratio. As of June 30, 2014, the Company had $76.5 million outstanding under the revolving credit facility, and had $165.8 million available for additional borrowings.

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

The five-year term loan, all of which was borrowed at closing, is priced at LIBOR plus 175 bps (a weighted average rate of 1.9% per annum at June 30, 2014), and can range from LIBOR plus 145 bps to 205 bps based on the Company’s leverage ratio. The seven-year term loan, all of which was borrowed on June 24, 2014, is priced at LIBOR plus 200 bps (a weighted average rate of 2.1% per annum at June 30, 2014), and can range from LIBOR plus 170 bps to 230 bps, also based on the Company’s leverage ratio. The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2014 through their maturities. As a result, based on the Company’s leverage ratio as of June 30, 2014, the effective fixed interest rates are 3.37% for the five-year term loan and 4.27% for the seven-year term loan beginning July 1, 2014.

Debt, excluding properties held for sale/conveyance and reflecting the interest rate swap agreements on the five and seven year term loans as discussed above, is comprised of the following at June 30, 2014:

		Interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages	$425,245,000	5.4%	3.2% - 7.5%
Unsecured credit facilities:
Revolving credit facility	76,500,000	2.2%
Term loan	50,000,000	2.0%
Term loan	75,000,000	3.4%
Term loan	75,000,000	4.3%

	$701,745,000	4.4%

For the remainder of 2014, the Company has approximately $3.2 million of scheduled debt principal amortization payments and $28.7 million of scheduled balloon payments on its property-specific mortgage loans payable.

Reflecting the interest rate swap agreements on the five and seven year term loans as discussed above, property-specific mortgage loans payable, unsecured term loans and the revolving credit facility have an overall weighted average interest rate of 4.4% at June 30, 2014, and mature at various dates through 2029. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

On January 13, 2014, the Company concluded a public offering of 6,900,000 shares of its common stock (including 900,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.3 million.

The Company has an at-the-market offering program under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through June 30, 2014, no shares had been sold under this program.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2013, and has continued to pay common and preferred stock dividends during 2014. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Net Cash Flows

	June 30,
	2014	2013
Cash flows provided by (used in):
Operating activities	$22,908,000	$24,176,000
Investing activities	$18,710,000	$10,635,000
Financing activities	$(41,554,000)	$(37,338,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $27.6 million for the six months ended June 30, 2014 and $25.9 million for the six months ended June 30, 2013. The change was attributable to results of property acquisitions in the first quarter of 2014 and the fourth quarter of 2013 and reductions in interest expense, which was partially offset by costs incurred as a result of a property acquisition in the first quarter of 2014 and the reduced results related to properties sold. The comparative net changes in operating assets and liabilities were primarily the result of the payment of annual property/casualty insurance premiums (which had been paid in installments in prior years), and the timing of collections of receivables and payments of accounts payable and accrued liabilities.

Investing Activities

Net cash flows provided by investing activities were primarily the result of the Company’s property disposition activities, a property acquisition and expenditures for property improvements. During the six months ended June 30, 2014, the Company received $62.1 million in proceeds from sales of properties classified as held for sale/conveyance and had an increase of $0.9 million in construction escrows and other, which was partially offset by the acquisition of a shopping center, which was partially paid in cash, for $38.9 million, and expenditures of $5.4 million for property improvements. During the six months ended June 30, 2013, the Company received $17.4 million in proceeds from sales of properties classified as held for sale/conveyance, received $2.1 million in proceeds from construction escrows and other, and received a $1.1 million repayment of a note receivable, offset by expenditures of $9.9 million for property improvements.

Financing Activities

During the six months ended June 30, 2014, the Company made $138.6 million of repayments of mortgage obligations, $77.0 million of net repayments under the revolving credit facility, $15.1 million of preferred and common stock distributions, $1.3 million payments of debt financing costs, and $0.7 million of distributions to consolidated joint venture minority interests and limited partners, offset by borrowings of $150.0 million under its new term loans and proceeds of $41.2 million from the sale of its common stock. During the six months ended June 30, 2013, the Company had $49.7 million of repayments of mortgage obligations, paid $35.0 million for the redemption of the 8.875% Series A Cumulative Redeemable Preferred Stock, and $14.4 million of preferred and common stock distributions, offset by $59.8 million of proceeds from the sale of the 7.25% Series B Cumulative Redeemable Preferred Stock, and $2.0 million of net advances under the revolving credit facility.

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

The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding impairment charges, gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$13,458,000	$977,000	$11,643,000	$65,000
Add (deduct):
Real estate depreciation and amortization	9,609,000	9,657,000	18,970,000	19,386,000
Limited partners’ interest	79,000	4,000	68,000	1,000
Impairment charges/(reversal)	1,542,000	—	1,688,000	(1,100,000)
Gain on sales	(11,773,000)	—	(11,773,000)	(346,000)
Consolidated minority interests:
Share of (loss)	(147,000)	(97,000)	(213,000)	(103,000)
Share of FFO	(226,000)	(278,000)	(533,000)	(695,000)

FFO	$12,542,000	$10,263,000	$19,850,000	$17,208,000

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

One of the principal market risks facing the Company is interest rate risk on its unsecured credit facility and term loans. The Company may, when it believes it is advantageous, as it did with its $150 million of new unsecured term loans, hedge its interest rate risk by using derivative financial instruments. The Company is not subject to foreign currency risk.

The Company is exposed to interest rate changes primarily through its variable-rate revolving credit facility and term loans used to maintain liquidity, fund capital expenditures and redevelopment activities, and expand its real estate investment portfolio. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. On February 11, 2014, the Company closed $150 million of unsecured term loans. The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2014 through their maturities. As a result, the effective fixed interest rates will be 3.37% for the $75.0 million five-year term loan and 4.27% for the $75.0 million seven-year term loan beginning July 1, 2014, based on the Company’s current leverage ratio. At June 30, 2014, the Company had $1,943,000 on the consolidated balance sheet included in accounts payable and accrued liabilities, relating to the fair value of the interest rate swaps applicable to the $150 million unsecured term loans which closed on February 11, 2014.

At June 30, 2014, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Reflecting the interest rate swap agreements on the five and seven year term loans as discussed above, the average interest rate on the $575.2 million of fixed-rate indebtedness outstanding was 5.0%, with maturities at various dates through 2029. The average interest rate on the $126.5 million of unsecured variable-rate revolving credit facility and term loan was 2.1%. With respect to the $126.5 million of variable-rate debt outstanding at June 30, 2014, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.3 million per annum.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of June 30, 2014, and have determined that such disclosure controls and procedures are effective.

During the three months ended June 30, 2014, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

August 6, 2014