Form 10-Q
period 2014-09-30
CEDAR REALTY TRUST, INC.
filed 2014-10-30
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At October 24, 2014, there were 79,212,201 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Real estate:
Land	$310,533,000	$273,505,000
Buildings and improvements	1,148,700,000	1,085,126,000

	1,459,233,000	1,358,631,000
Less accumulated depreciation	(258,243,000)	(233,082,000)

Real estate, net	1,200,990,000	1,125,549,000
Real estate held for sale/conveyance	43,756,000	146,084,000
Cash and cash equivalents	4,251,000	3,973,000
Restricted cash	8,076,000	11,063,000
Receivables	20,988,000	17,597,000
Other assets and deferred charges, net	34,444,000	27,660,000

TOTAL ASSETS	$1,312,505,000	$1,331,926,000

LIABILITIES AND EQUITY
Mortgage loans payable	$398,594,000	$501,043,000
Mortgage loans payable—real estate held for sale/conveyance	6,598,000	38,097,000
Unsecured revolving credit facility	81,000,000	153,500,000
Unsecured term loans	200,000,000	50,000,000
Accounts payable and accrued liabilities	22,322,000	22,666,000
Unamortized intangible lease liabilities	24,780,000	25,509,000
Unamortized intangible lease liabilities—real estate held for sale/conveyance	—	5,463,000

Total liabilities	733,294,000	796,278,000

Noncontrolling interest—limited partners’ mezzanine OP Units	398,000	414,000
Commitments and contingencies	—	—
Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 79,213,000 and 72,200,000 shares, issued and outstanding, respectively)	4,753,000	4,332,000
Treasury stock (3,349,000 and 3,514,000 shares, respectively, at cost)	(18,864,000)	(20,191,000)
Additional paid-in capital	790,109,000	747,997,000
Cumulative distributions in excess of net income	(391,873,000)	(393,819,000)
Accumulated other comprehensive loss	(1,378,000)	(1,303,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	573,408,000	527,677,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	2,945,000	4,202,000
Limited partners’ OP Units	2,460,000	3,355,000

Total noncontrolling interests	5,405,000	7,557,000

Total equity	578,813,000	535,234,000

TOTAL LIABILITIES AND EQUITY	$1,312,505,000	$1,331,926,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUES
Rents	$29,182,000	$27,492,000	$87,187,000	$82,115,000
Expense recoveries	7,064,000	6,573,000	23,239,000	21,044,000
Other	15,000	113,000	251,000	499,000

Total revenues	36,261,000	34,178,000	110,677,000	103,658,000

EXPENSES
Operating, maintenance and management	5,747,000	5,590,000	19,994,000	17,737,000
Real estate and other property-related taxes	4,461,000	4,449,000	13,570,000	13,309,000
General and administrative	3,316,000	3,248,000	10,620,000	9,974,000
Employee termination costs	—	—	—	106,000
Acquisition costs	—	—	2,870,000	—
Impairment charges/(reversal)	1,250,000	—	3,057,000	(1,100,000)
Depreciation and amortization	9,665,000	13,182,000	28,806,000	32,135,000

Total expenses	24,439,000	26,469,000	78,917,000	72,161,000

OPERATING INCOME	11,822,000	7,709,000	31,760,000	31,497,000
NON-OPERATING INCOME AND EXPENSES
Interest expense	(8,216,000)	(8,593,000)	(24,398,000)	(26,405,000)
Early extinguishment of debt costs	—	—	(163,000)	(106,000)
Gain on sales	2,332,000	—	6,142,000	346,000

Total non-operating income and expense	(5,884,000)	(8,593,000)	(18,419,000)	(26,165,000)

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,938,000	(884,000)	13,341,000	5,332,000
DISCONTINUED OPERATIONS
Income from operations	212,000	946,000	2,006,000	1,770,000
Impairment charges, net	(441,000)	—	(322,000)	—
Gain on extinguishment of debt obligations	—	—	1,423,000	1,298,000
Gain on sales	—	—	7,963,000	—

Total (loss) income from discontinued operations	(229,000)	946,000	11,070,000	3,068,000

NET INCOME	5,709,000	62,000	24,411,000	8,400,000
Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	84,000	49,000	297,000	152,000
Limited partners’ interest in Operating Partnership	(8,000)	12,000	(76,000)	11,000

Total net loss (income) attributable to noncontrolling interests	76,000	61,000	221,000	163,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	5,785,000	123,000	24,632,000	8,563,000
Preferred stock dividends	(3,602,000)	(3,602,000)	(10,806,000)	(10,811,000)
Preferred stock redemption costs	—	—	—	(1,166,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,183,000	$(3,479,000)	$13,826,000	$(3,414,000)

PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$0.03	$(0.07)	$0.03	$(0.10)
Discontinued operations	(0.00)	0.02	0.15	0.04

	$0.03	$(0.05)	$0.18	$(0.06)

Weighted average number of common shares—basic and diluted	75,547,000	68,365,000	75,233,000	68,350,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$5,709,000	$62,000	$24,411,000	$8,400,000
Other comprehensive income—unrealized gain (loss) on change in fair value of cash flow hedges:	1,081,000	166,000	(81,000)	1,076,000

Comprehensive income	6,790,000	228,000	24,330,000	9,476,000
Comprehensive loss attributable to noncontrolling interests	73,000	61,000	227,000	161,000

Comprehensive income attributable to Cedar Realty Trust, Inc.	$6,863,000	$289,000	$24,557,000	$9,637,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Nine months ended September 30, 2014

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
	Shares	$25.00 Liquidation value	Shares	$0.06 Par value	Treasury stock, at cost	Additional paid-in capital	distributions in excess of net income	other comprehensive (loss)	Total
Balance, December 31, 2013	7,950,000	$190,661,000	72,200,000	$4,332,000	$(20,191,000)	$747,997,000	$(393,819,000)	$(1,303,000)	$527,677,000
Net income (loss)	—	—	—	—	—	—	24,632,000	—	24,632,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(75,000)	(75,000)
Share-based compensation, net	—	—	60,000	4,000	1,327,000	857,000	—	—	2,188,000
Common stock sales and issuance expenses, net	—	—	6,902,000	414,000		40,768,000	—	—	41,182,000
Preferred stock dividends	—	—	—	—	—	—	(10,806,000)	—	(10,806,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(11,880,000)	—	(11,880,000)
Conversions of OP Units into common stock	—	—	51,000	3,000	—	368,000	—	—	371,000
Redemption of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	119,000	—	—	119,000

Balance, September 30, 2014	7,950,000	$190,661,000	79,213,000	$4,753,000	$(18,864,000)	$790,109,000	$(391,873,000)	$(1,378,000)	$573,408,000

	Noncontrolling Interests
	Minority interests in consolidated joint ventures	Limited partners’ interest in Operating Partnership	Total	Total equity
Balance, December 31, 2013	$4,202,000	$3,355,000	$7,557,000	$535,234,000
Net income (loss)	(297,000)	66,000	(231,000)	24,401,000
Unrealized (loss) on change in fair value of cash flow hedges	—	(6,000)	(6,000)	(81,000)
Share-based compensation, net	—	—	—	2,188,000
Common stock sales and issuance expenses, net	—	—	—	41,182,000
Preferred stock dividends	—	—	—	(10,806,000)
Distributions to common shareholders/noncontrolling interests	(960,000)	(57,000)	(1,017,000)	(12,897,000)
Conversions of OP Units into common stock	—	(371,000)	(371,000)	—
Redemption of OP Units	—	(424,000)	(424,000)	(424,000)
Reallocation adjustment of limited partners’ interest	—	(103,000)	(103,000)	16,000

Balance, September 30, 2014	$2,945,000	$2,460,000	$5,405,000	$578,813,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES
Net income	$24,411,000	$8,400,000
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges/(reversals)	3,379,000	(1,100,000)
Gain on extinguishment of debt obligations	(1,423,000)	(1,298,000)
Gain on sales	(14,105,000)	(346,000)
Straight-line rents	(697,000)	(1,195,000)
Provision for doubtful accounts	1,513,000	1,188,000
Depreciation and amortization	28,806,000	33,079,000
Amortization of intangible lease liabilities	(3,349,000)	(3,409,000)
Expense relating to share-based compensation, net	2,429,000	2,692,000
Amortization (including accelerated write-off) of deferred financing costs	1,710,000	1,870,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(5,081,000)	(2,901,000)
Prepaid expenses and other	(4,170,000)	(4,454,000)
Accounts payable and accrued liabilities	464,000	1,450,000

Net cash provided by operating activities	33,887,000	33,976,000

INVESTING ACTIVITIES
Acquisition of real estate	(38,861,000)	—
Expenditures for real estate improvements	(9,701,000)	(14,912,000)
Net proceeds from sales of real estate	85,411,000	17,381,000
Repayment of note receivable	—	1,100,000
Construction escrows and other	1,597,000	1,707,000

Net cash provided by investing activities	38,446,000	5,276,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	(213,500,000)	(84,500,000)
Advances under revolving credit facility	141,000,000	133,500,000
Advances under term loans	150,000,000	—
Repayment under term loan	—	(25,000,000)
Mortgage repayments	(165,291,000)	(65,707,000)
Payments of debt financing costs	(1,310,000)	(1,905,000)
Noncontrolling interests:
Distributions to consolidated joint venture minority interests	(960,000)	(665,000)
Distributions to limited partners	(66,000)	(40,000)
Redemptions of OP Units	(424,000)	(160,000)
Common stock sales less issuance expenses, net	41,182,000	(65,000)
Net proceeds from sales of preferred stock	—	59,849,000
Redemption of preferred stock	—	(34,992,000)
Preferred stock dividends	(10,806,000)	(10,827,000)
Distributions to common shareholders	(11,880,000)	(10,819,000)

Net cash (used in) financing activities	(72,055,000)	(41,331,000)

Net increase (decrease) in cash and cash equivalents	278,000	(2,079,000)
Cash and cash equivalents at beginning of period	3,973,000	7,522,000

Cash and cash equivalents at end of period	$4,251,000	$5,443,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At September 30, 2014, the Company owned and managed a portfolio of 58 operating properties (excluding properties “held for sale/conveyance”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2014, the Company owned a 99.5% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.5% at September 30, 2014) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 395,000 OP Units outstanding at September 30, 2014 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

September 30, 2014

(unaudited)

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2014	2013
Supplemental disclosure of cash activities:
Cash paid for interest	$24,734,000	$27,646,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	597,000	835,000
Mortgage loans payable assumed upon acquisition	(53,439,000)	—
Mortgage loan payable assumed by buyer	15,557,000	—
Conversions of OP Units into common stock	371,000	24,000
Deed-in-lieu of foreclosure of properties:
Real estate transferred	(6,238,000)	—
Mortgage loans payable and related obligations settled	7,661,000	—

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

In May 2014, the FASB issued guidance which amends the accounting for revenue recognition. Under the amended guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption not permitted. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

In August 2014, the FASB issued guidance which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016, with early adoption being permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 3. Real Estate

On March 21, 2014, the Company acquired Quartermaster Plaza located in Philadelphia, Pennsylvania. The purchase price for the property was approximately $92.3 million, of which approximately $53.4 million was funded from the assumptions of (1) a $42.1 million mortgage loan payable, bearing interest at the rate of 5.3% per annum and maturing in October 2015, and (2) an $11.3 million mortgage loan payable, bearing interest at the rate of 5.5% per annum and maturing in October 2014 (repaid in June 2014), with the remainder being funded from the Company’s unsecured revolving credit facility. The Company incurred costs of $2.9 million in connection with this acquisition. In addition, the purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with accounting policies for business combinations, such valuations to be finalized when valuation studies are completed.

During the nine months ended September 30, 2014, the Company determined to sell the properties listed below, the sales of which did not meet the criteria set forth in the newly-adopted guidance for reporting discontinued operations (See Note 2—Summary of Significant Accounting Policies). As such, these properties have been classified as “real estate held for sale/conveyance” as of September 30, 2014 and December 31, 2013 on the accompanying consolidated balance sheets, and their results of operations have remained in continuing operations. The carrying values of the assets and liabilities of those properties that remained unsold at September 30, 2014 totaled $29.7 million and $6.6 million, respectively, and are included in real estate held for sale/conveyance and mortgage loans payable – real estate held for sale/conveyance, respectively, on the consolidated balance sheets.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

		Date	Sales	Gain on
Property	Location	Sold	Price	Sale
Fairview Plaza	New Cumberland, PA	5/27/2014	$12,450,000	$3,810,000
Carbondale Plaza	Carbondale, PA	7/18/2014	10,700,000	123,000
Virginia Little Creek	Norfolk, VA	8/22/2014	9,850,000	2,209,000
Annie Land Plaza	Lovingston, VA	9/26/2014	3,500,000	—
Smithfield Plaza (a)	Smithfield, VA	—	—	—
Circle Plaza	Shamokin Dam, PA	—	—	—
Liberty Marketplace	Dubois, PA	—	—	—
St. James Square	Hagerstown, MA	—	—	—

			$36,500,000	$6,142,000

(a)	Property sold on October 21, 2014 for a sales price of $12.4 million, which approximated its carrying value as of that date.

The Company conducts a continuing review of the values for all properties “held for sale/conveyance” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses, if no contract amounts were as yet being negotiated, as discussed in more detail in Note 5 - Fair Value Measurements, or (3) with respect to land parcels, estimated sales prices, less cost to sell, based on comparable sales completed in the applicable market areas.

Note 4 – Discontinued Operations

During the nine months ended September 30, 2014, the Company sold the following properties classified as discontinued operations:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

		Date	Sales		Gain on
Property	Location	Sold	Price		Sale
Harbor Square (f/k/a Shore Mall)	Egg Harbor, NJ	2/25/2014	$25,000,000		$—
McCormick Place	Olmstead, OH	5/6/2014	2,679,000	(a)	—
Gahanna Discount Drug Mart Plaza	Columbus, OH	5/27/2014	4,982,000	(a)	—
Townfair Center	Indiana, PA	5/29/2014	22,600,000		1,472,000
Lake Raystown Plaza	Huntingdon, PA	6/25/2014	19,500,000		6,491,000

			$74,761,000		$7,963,000

(a)	Lender accepted a deed-in-lieu of foreclosure on the property. Sales price represents mortgage loan payable, accrued interest and other expenses forgiven upon title transfer.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
REVENUES
Rents	$283,000	$2,479,000	$3,104,000	$8,063,000
Expense recoveries and other	80,000	753,000	1,220,000	2,263,000

Total revenues	363,000	3,232,000	4,324,000	10,326,000

EXPENSES
Operating, maintenance and management	90,000	654,000	1,024,000	3,203,000
Real estate and other property-related taxes	61,000	714,000	663,000	2,024,000
Depreciation and amortization	—	312,000	—	944,000
Interest	—	606,000	644,000	1,948,000
Early extinguishment of debt costs, net	—	—	(13,000)	437,000

Total expenses	151,000	2,286,000	2,318,000	8,556,000

INCOME FROM OPERATIONS	212,000	946,000	2,006,000	1,770,000
IMPAIRMENT CHARGES, NET	(441,000)	—	(322,000)	—
GAIN ON EXTINGUISHMENT OF DEBT OBLIGATIONS	—	—	1,423,000	1,298,000
GAIN ON SALES	—	—	7,963,000	—

TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$(229,000)	$946,000	$11,070,000	$3,068,000

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

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of September 30, 2014, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

Valuations were prepared using internally-developed valuation models. These valuations are reviewed and approved, during each reporting period, by a diverse group of management, as deemed necessary, including personnel from the acquisition, accounting, finance, operations, development and leasing departments, and the valuations are updated as appropriate. In addition, the Company may engage third party valuation experts to assist with the preparation of certain of its valuations.

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

	Assets/Liabilities Measured at Fair Value on a
	Recurring Basis
	September 30, 2014
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$460,000	$—	$—	$460,000

Share-based compensation liabilities (b)	$455,000	$—	$—	$455,000

Interest rate swaps liability (b)	$—	$933,000	$—	$933,000

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$435,000	$—	$—	$435,000

Share-based compensation liabilities (b)	$426,000	$—	$—	$426,000

Interest rate swaps liability (b)	$—	$647,000	$—	$647,000

(a)	Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September 30, 2014 and December 31, 2013, the aggregate fair values of the Company’s fixed rate mortgage loans payable and mortgage loans payable – real estate held for sale/conveyance, which were determined to be Level 3 within the valuation hierarchy, were approximately $426.3 million and $495.1 million, respectively; the carrying values of such loans were $405.2 million and $481.1 million, respectively.

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

	Assets Measured at Fair Value on a
	Non-Recurring Basis
	September 30, 2014
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$17,709,000	$26,047,000	$43,756,000

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$—	$81,854,000	$81,854,000

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2014:

Quantitative Information about Level 3 Fair Value Measurements
Description	Fair value at September 30, 2014	Valuation Technique	Unobservable inputs	Range (weighted average)
Real estate held for sale/conveyance:
Operating retail real estate (two properties)	$22,854,000	Discounted cash flow	Capitalization rates	7.3% to 8.5% (7.9%)
			Discount rates	7.8% to 9.0% (8.5%)
Single tenant property	1,492,000	Direct capitalization	Capitalization rate	14.0%
Land (four parcels)	1,701,000	Sales comparison approach	Price per acre	$23,000 to $138,000 per acre
				($40,000 per acre)

	$26,047,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 6. Mortgage Loans Payable and Credit Facility

Mortgage Loans Payable

During the nine months ended September 30, 2014, the Company repaid the following mortgage loans payable:

Property	Repayment Date	Maturity Date	Principal Payoff Amount
East Little Creek (a)	February 3, 2014	September 1, 2021	$295,000
Upland Square	February 11, 2014	October 26, 2014	$57,839,000
Kings Plaza	April 1, 2014	July 1, 2014	$7,188,000
Coliseum Marketplace	April 1, 2014	July 1, 2014	$11,045,000
Liberty Marketplace (a)	April 1, 2014	July 1, 2014	$8,171,000
Trexler Mall	May 11, 2014	May 11, 2014	$19,479,000
Yorktowne Plaza	June 2, 2014	July 1, 2014	$18,726,000
Quartermaster Plaza	June 5, 2014	October 1, 2014	$11,217,000
Fieldstone Marketplace	July 11, 2014	July 11, 2014	$16,878,000
Mechanicsburg Center	August 1, 2014	November 1, 2014	$8,215,000

(a)	Included in mortgage loans payable - real estate held for sale/conveyance on the accompanying balance sheet at December 31, 2013.

Unsecured Revolving Credit Facility and Term Loans

The Company has a $260 million revolving credit facility, expiring on August 1, 2016. The revolving credit facility may be extended, at the Company’s option, for two additional one-year periods, subject to customary conditions. Under an accordion feature, the facility can be increased to $500 million, subject to customary conditions, and lending commitments from participating banks. The facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt. As of September 30, 2014, the Company is in compliance with all financial covenants.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

As of September 30, 2014, the Company had $81.0 million outstanding under the revolving credit facility, and had $168.4 million available for additional borrowings. Borrowings under the revolving credit facility are priced at LIBOR plus 175 basis points (“bps”) (a weighted average rate of 2.0% per annum at September 30, 2014), and can range from LIBOR plus 165 bps to 225 bps based on the Company’s leverage ratio.

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

The five-year term loan, all of which was borrowed at closing, is priced at LIBOR plus 155 bps (a rate of 1.7% per annum at September 30, 2014), and can range from LIBOR plus 145 bps to 205 bps based on the Company’s leverage ratio. The seven-year term loan, all of which was borrowed on June 24, 2014, is priced at LIBOR plus 180 bps (a rate of 2.0% per annum at September 30, 2014), and can range from LIBOR plus 170 bps to 230 bps, also based on the Company’s leverage ratio. The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2014 through their maturities. As a result, based on the Company’s leverage ratio as of September 30, 2014, the effective fixed interest rates are 3.2% for the five-year term loan and 4.1% for the seven-year term loan.

Derivative Financial Instruments

As discussed above, on February 11, 2014, the Company closed $150 million of unsecured term loans for which it entered into forward interest rate swap agreements, which became effective on July 1, 2014.

On May 29, 2014, the Company sold Townfair Center, which collateralized an $11.8 million mortgage loan payable subject to an interest rate swap having a fair value recorded as a liability of $0.7 million. At closing, the buyer assumed both the outstanding mortgage loan payable and the related interest rate swap, and the aforementioned $0.7 million was removed from both other comprehensive loss and accounts payable and accrued liabilities.

At September 30, 2014, the Company had $933,000 on the consolidated balance sheet included in accounts payable and accrued liabilities relating to the fair value of the interest rate swaps applicable to the $150 million unsecured term loans which closed on February 11, 2014. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $2.8 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at September 30, 2014 and December 31, 2013:

			Notional values					Balance	Fair value
Designation/ Cash flow	Derivative	Count	September 30, 2014	Count	December 31, 2013		Maturity date	sheet location	September 30, 2014	December 31, 2013
Qualifying	Interest rate swaps	2	$150,000,000	—	$—		2019/2021	Accounts payable and accrued liabilities	$933,000	$—

Qualifying	Interest rate swap	—	$—	1	$11,894,000	(a)	—	Accounts payable and accrued liabilities	$—	$647,000

(a)	Amount is an interest rate swap related to mortgage loans payable - real estate held for sale/conveyance on the consolidated balance sheet.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2014 and 2013, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

		Gain (loss) recognized in other comprehensive income (effective portion)
Designation/		Three months ended September 30,		Nine months ended September 30,
Cash flow	Derivative	2014	2013	2014	2013
Qualifying	Interest rate swaps	$324,000	$(92,000)	$(1,118,000)	$174,000

	Gain (loss) recognized in other comprehensive income reclassified into earnings (effective portion)
	Three months ended September 30,		Nine months ended September 30,
Classification	2014	2013	2014	2013
Continuing Operations	$757,000	$180,000	$908,000	$670,000
Discontinued Operations	$—	$78,000	$129,000	$232,000

As of September 30, 2014, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

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

The Company has an at-the-market offering program under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through September 30, 2014, no shares had been sold under this program.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

OP Units

On July 1, 2014, the Company redeemed 69,000 OP Units from one of its executive officers for a total cash outlay of $424,000, based on the market value of the Company’s common stock.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Common stock	$0.050	$0.050	$0.150	$0.150
Cumulative Redeemable Preferred Stock:
8.875% Series A	$—	$—	$—	$0.555
7.250% Series B	$0.453	$0.453	$1.359	$1.359

On October 28, 2014, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on November 20, 2014 to shareholders of record on November 10, 2014.

Note 9. Revenues

Rental revenues for the three and nine months ended September 30, 2014 and 2013, respectively, are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Base rents	$27,666,000	$25,794,000	$82,690,000	$76,999,000
Percentage rent	196,000	296,000	451,000	587,000
Straight-line rents	219,000	287,000	697,000	1,123,000
Amortization of intangible lease liabilities	1,101,000	1,115,000	3,349,000	3,406,000

Total rents	$29,182,000	$27,492,000	$87,187,000	$82,115,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

Note 10. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Expense relating to share grants	$878,000	$1,242,000	$2,602,000	$3,018,000
Amounts capitalized	(60,000)	(98,000)	(173,000)	(326,000)

Total charged to operations	$818,000	$1,144,000	$2,429,000	$2,692,000

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. During the nine months ended September 30, 2014, there were 133,000 time-based restricted shares issued, with a weighted average grant date fair value of $6.32 per share. At September 30, 2014, approximately 1.6 million shares remained available for grants pursuant to the 2012 Plan.

Note 11. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended September 30, 2014 and 2013, the Company had 3.7 million and 3.9 million, respectively, of weighted average unvested restricted shares outstanding. For the nine months ended September 30, 2014 and 2013, the Company had 3.7 million and 3.8 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2014 and 2013, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2014

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator
Income (loss) from continuing operations	$5,938,000	$(884,000)	$13,341,000	$5,332,000
Preferred stock dividends	(3,602,000)	(3,602,000)	(10,806,000)	(10,811,000)
Preferred stock redemption costs	—	—	—	(1,166,000)
Net loss attributable to noncontrolling interests	75,000	63,000	287,000	170,000
Net earnings allocated to unvested shares	(183,000)	(196,000)	(641,000)	(567,000)

Income (loss) from continuing operations attributable to vested common shares	2,228,000	(4,619,000)	2,181,000	(7,042,000)
(Loss) income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	(228,000)	944,000	11,004,000	3,061,000

Net income (loss) attributable to vested common shares outstanding	$2,000,000	$(3,675,000)	$13,185,000	$(3,981,000)

Denominator
Weighted average number of vested common shares outstanding	75,547,000	68,365,000	75,233,000	68,350,000

Earnings (loss) per vested common share, basic and diluted
Continuing operations	$0.03	$(0.07)	$0.03	$(0.10)
Discontinued operations	$(0.00)	$0.02	$0.15	$0.04

	$0.03	$(0.05)	$0.18	$(0.06)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 395,000 and 252,000 for the three months ended September 30, 2014 and 2013, respectively, and 447,000 and 271,000 for the nine months ended September 30, 2014 and 2013, respectively.

Note 12. Subsequent Events

In determining subsequent events, management reviewed all activity from October 1, 2014 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At September 30, 2014, the Company owned and managed a portfolio of 58 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.2 million square feet of gross leasable area (“GLA”). The portfolio was 93.1% leased and 92.7% occupied at September 30, 2014.

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

2014 Significant Transactions

Acquisition

On March 21, 2014, the Company acquired Quartermaster Plaza located in Philadelphia, Pennsylvania. The purchase price for the property was approximately $92.3 million, of which approximately $53.4 million was funded from the assumptions of (1) a $42.1 million mortgage loan payable, bearing interest at the rate of 5.3% per annum and maturing in October 2015, and (2) an $11.3 million mortgage loan payable, bearing interest at the rate of 5.5% per annum and maturing in October 2014 (repaid in June 2014), with the remainder being funded from the Company’s unsecured revolving credit facility. The Company incurred costs of $2.9 million in connection with this acquisition.

Dispositions

During the nine months ended September 30, 2014, the Company sold the following properties:

Property	Location	GLA	Date Sold	Sales Price
Continuing operations:
Fairview Plaza	New Cumberland, PA	71,979	5/27/2014	$12,450,000
Carbondale Plaza	Carbondale, PA	120,689	7/18/2014	10,700,000
Virginia Little Creek	Norfolk, VA	69,620	8/22/2014	9,850,000
Annie Land Plaza	Lovingston, VA	42,500	9/26/2014	3,500,000

				$36,500,000

Discontinued operations:
Harbor Square (f/k/a Shore Mall)	Egg Harbor, NJ	344,823	2/25/2014	$25,000,000
McCormick Place	Olmstead, OH	46,000	5/6/2014	2,679,000	(a)
Gahanna Discount Drug Mart Plaza	Columbus, OH	48,667	5/27/2014	4,982,000	(a)
Townfair Center	Indiana, PA	218,610	5/29/2014	22,600,000
Lake Raystown Plaza	Huntingdon, PA	142,559	6/25/2014	19,500,000

				$74,761,000

(a)	Lender accepted a deed-in-lieu of foreclosure on the property. Sales price represents mortgage loan payable, accrued interest and other expenses forgiven upon title transfer.

Debt

On February 11, 2014, the Company closed $150 million of unsecured term loans consisting of a five-year $75 million term loan, all of which was borrowed at closing, maturing on February 11, 2019, and a seven-year $75 million term loan, all of which was borrowed on June 24, 2014, maturing on February 11, 2021. See “Liquidity and Capital Resources” below for additional details.

During the nine months ended September 30, 2014, the Company repaid the following mortgage loans payable:

	Repayment	Maturity	Principal Payoff
Property	Date	Date	Amount
East Little Creek (a)	February 3, 2014	September 1, 2021	$295,000
Upland Square	February 11, 2014	October 26, 2014	$57,839,000
Kings Plaza	April 1, 2014	July 1, 2014	$7,188,000
Coliseum Marketplace	April 1, 2014	July 1, 2014	$11,045,000
Liberty Marketplace (a)	April 1, 2014	July 1, 2014	$8,171,000
Trexler Mall	May 11, 2014	May 11, 2014	$19,479,000
Yorktowne Plaza	June 2, 2014	July 1, 2014	$18,726,000
Quartermaster Plaza	June 5, 2014	October 1, 2014	$11,217,000
Fieldstone Marketplace	July 11, 2014	July 11, 2014	$16,878,000
Mechanicsburg Center	August 1, 2014	November 1, 2014	$8,215,000

(a)	Included in mortgage loans payable—real estate held for sale/conveyance on the accompanying balance sheet at December 31, 2013.

Equity

In January 2014, the Company concluded a public offering of 6,900,000 shares of its common stock (including 900,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.3 million.

The Company has an at-the-market offering program, under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through September 30, 2014, no shares had been sold under this program.

Results of Operations

Comparison of three months ended September 30, 2014 to 2013

			Change
	2014	2013	Dollars	Percent
Revenues	$36,261,000	$34,178,000	$2,083,000	6.1%
Property operating expenses	(10,208,000)	(10,039,000)	(169,000)	1.7%

Property operating income	26,053,000	24,139,000	1,914,000	7.9%
General and administrative	(3,316,000)	(3,248,000)	(68,000)	2.1%
Impairment charges	(1,250,000)	—	(1,250,000)	n/a
Depreciation and amortization	(9,665,000)	(13,182,000)	3,517,000	-26.7%
Interest expense	(8,216,000)	(8,593,000)	377,000	-4.4%
Gain on sales	2,332,000	—	2,332,000	n/a

Income (loss) from continuing operations	5,938,000	(884,000)	6,822,000
Discontinued operations:
Income from operations	212,000	946,000	(734,000)	-77.6%
Impairment charges, net	(441,000)	—	(441,000)	n/a

Net income	5,709,000	62,000	5,647,000
Net loss attributable to noncontrolling interests	76,000	61,000	15,000

Net income attributable to Cedar Realty Trust, Inc.	$5,785,000	$123,000	$5,662,000

Revenues were higher primarily as a result of (1) an increase of $2.6 million in rental revenues and expense recoveries for properties acquired in the first quarter of 2014 and the fourth quarter of 2013, and (2) an increase of $0.3 million in rental revenues and expense recoveries at the Company’s redevelopment properties, partially offset by a decrease of $0.7 million in rental revenues and expense recoveries at properties classified in 2014 as real estate held for sale/conveyance, both sold and still held for sale.

Property operating expenses were higher primarily as a result of an increase of $0.4 million in property operating expenses at properties acquired in the first quarter of 2014 and the fourth quarter of 2013, partially offset by a decrease of $0.2 million in real estate taxes and other operating expenses, primarily repairs and maintenance and non-billable expenses.

Impairment charges in 2014 relate to the impairments of properties classified in 2014 as real estate held for sale/conveyance.

Depreciation and amortization expenses were lower primarily as a result of (1) accelerated depreciation of $3.8 million in 2013 relating to the demolition of certain buildings associated with the redevelopment and lease up of vacant spaces, and (2) a reduction in depreciation and amortization expense of $0.5 million related to properties classified in 2014 as real estate held for sale/conveyance as the carrying values of these properties are now measured at the lower of depreciated cost or fair value, partially offset by an increase of $0.8 million in depreciation and amortization expenses relating to properties acquired in the first quarter of 2014 and the fourth quarter of 2013.

Interest expense decreased (1) $0.5 million as a result of a decrease in the overall outstanding principal balance of debt and (2) $0.1 million relating to a decrease in amortization of deferred financing costs, partially offset by a $0.1 million increase as a result of an overall higher weighted average interest rate.

Gain on sales in 2014 relates to the sales of properties treated as “held for sale/conveyance” subsequent to December 31, 2013.

Discontinued operations for 2014 and 2013 include the results of operations and impairment charges for properties sold or treated as “discontinued operations” on or before December 31, 2013, as more fully discussed elsewhere in this report.

Comparison of nine months ended September 30, 2014 to 2013

			Change
	2014	2013	Dollars	Percent
Revenues	$110,677,000	$103,658,000	$7,019,000	6.8%
Property operating expenses	(33,564,000)	(31,046,000)	(2,518,000)	8.1%

Property operating income	77,113,000	72,612,000	4,501,000	6.2%
General and administrative	(10,620,000)	(9,974,000)	(646,000)	6.5%
Employee termination costs	—	(106,000)	106,000	n/a
Acquisition costs	(2,870,000)	—	(2,870,000)	n/a
Impairment (charges)/reversal	(3,057,000)	1,100,000	(4,157,000)	n/a
Depreciation and amortization	(28,806,000)	(32,135,000)	3,329,000	-10.4%
Interest expense	(24,398,000)	(26,405,000)	2,007,000	-7.6%
Early extinguishment of debt costs	(163,000)	(106,000)	(57,000)	n/a
Gain on sales	6,142,000	346,000	5,796,000	n/a

Income from continuing operations	13,341,000	5,332,000	8,009,000
Discontinued operations:
Income from operations	2,006,000	1,770,000	236,000	13.3%
Impairment charges, net	(322,000)	—	(322,000)	n/a
Gain on extinguishment of debt obligations	1,423,000	1,298,000	125,000	n/a
Gain on sales	7,963,000	—	7,963,000	n/a

Net income	24,411,000	8,400,000	16,011,000
Net loss attributable to noncontrolling interests	221,000	163,000	58,000

Net income attributable to Cedar Realty Trust, Inc.	$24,632,000	$8,563,000	$16,069,000

Revenues were higher primarily as a result of (1) an increase of $6.1 million in rental revenues and expense recoveries for properties acquired in the first quarter of 2014 and the fourth quarter of 2013, (2) an increase of $1.3 million in rental revenues and expense recoveries at the Company’s same-property portfolio, and (3) an increase of $0.6 million in rental revenues and expense recoveries at the Company’s redevelopment properties, partially offset by (1) a decrease of $0.7 million in rental revenues and expense recoveries at properties classified in 2014 as real estate held for sale/conveyance, both sold and still held for sale, and (2) a decrease of $0.2 million in management fee income related to the Cedar/RioCan joint venture; the management agreement was terminated effective January 31, 2013.

Property operating expenses were higher primarily as a result of (1) an increase of $1.1 million in property operating expenses at properties acquired in the first quarter of 2014 and the fourth quarter of 2013, (2) an increase of $0.8 million in snow removal costs, and (3) an increase of $0.6 million in other operating expenses, primarily repairs and maintenance and non-billable expenses.

General and administrative expenses were higher primarily as a result of increase in payroll and related benefits including share-based compensation and employee placement fees.

Acquisition costs in 2014 relate to the purchase of Quartermaster Plaza, located in Philadelphia, Pennsylvania.

Impairment (charges)/reversal in 2014 relates to the impairments of properties classified in 2014 as real estate held for sale/conveyance. The impairment reversal in 2013 relates to the partial cash recovery on a loan receivable previously written off.

Depreciation and amortization expenses were lower primarily as a result of (1) accelerated depreciation of $3.8 million in 2013 relating to the demolition of certain buildings associated with the redevelopment and lease up of vacant spaces, (2) a reduction in depreciation and amortization expense of $0.9 million related to properties classified in 2014 as real estate held for sale/conveyance as the carrying values of these properties are now measured at the lower of depreciated cost or fair value, and (3) a $0.4 million reduction due to the completion of scheduled depreciation and amortization, partially offset by an increase of $1.8 million in depreciation and amortization expenses relating to properties acquired in the first quarter of 2014 and the fourth quarter of 2013.

Interest expense decreased (1) $1.5 million as a result of a lower weighted average interest rate, (2) $0.5 million as a result of a decrease in the overall outstanding principal balance of debt, and (3) $0.2 million relating to a decrease in amortization of deferred financing costs, partially offset by a $0.2 million decrease in capitalized interest.

Gain on sales in 2014 relates to the sales of properties treated as “held for sale/conveyance” subsequent to December 31, 2013. Gain on sales in 2013 relates to the sale of a land parcel treated as “held for sale/conveyance”.

Discontinued operations for 2014 and 2013 include the results of operations, gain on extinguishment of debt obligations, gain on sales, and impairment charges for properties sold or treated as “discontinued operations” on or before December 31, 2013, as more fully discussed elsewhere in this report.

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

Same-property NOI should not be considered as an alternative to net income prepared in accordance with GAAP or as a measure of liquidity. Further, same-property NOI is a measure for which there is no standard industry definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs. The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Consolidated operating income	$11,822,000	$7,709,000	$31,760,000	$31,497,000
Add:
General and administrative	3,316,000	3,248,000	10,620,000	9,974,000
Employee termination costs	—	—	—	106,000
Acquisition costs	—	—	2,870,000	—
Impairment charges/(reversal)	1,250,000	—	3,057,000	(1,100,000)
Depreciation and amortization	9,665,000	13,182,000	28,806,000	32,135,000
Corporate costs included in property expenses	934,000	1,287,000	4,007,000	4,074,000
Less:
Management fee income	—	—	—	(191,000)
Straight-line rents	(219,000)	(287,000)	(697,000)	(1,123,000)
Amortization of intangible lease liabilities	(1,101,000)	(1,115,000)	(3,349,000)	(3,406,000)
Internal management fees charged to properties	(909,000)	(882,000)	(2,566,000)	(2,509,000)
Lease termination income and other adjustments	128,000	(14,000)	93,000	(314,000)

Consolidated NOI	24,886,000	23,128,000	74,601,000	69,143,000
Less NOI related to properties not defined as same-property	(6,069,000)	(4,533,000)	(18,303,000)	(14,105,000)

Same-property NOI	$18,817,000	$18,595,000	$56,298,000	$55,038,000

Number of same properties	50	50	50	50
Same-property occupancy, end of period	93.4%	93.3%	93.4%	93.3%
Same-property leased, end of period	93.6%	93.9%	93.6%	93.9%
Same-property average base rent, end of period	$12.87	$12.72	$12.87	$12.72

Same-property NOI for the comparative three and nine month periods increased by 1.2% and 1.9%, respectively. The results reflect an increase in average base rent of $0.15 per square foot. Same-property NOI for the comparative nine month period increased by 1.2%, excluding the re-tenanting impact from replacing the dark anchor at Oakland Commons with a Walmart Neighborhood Market.

Leasing Activity

The following is a summary of the Company’s leasing activity during the nine months ended September 30, 2014:

	Leases signed	GLA	New rent per sq.ft. ($)	Prior rent per sq.ft. ($)	Cash basis % change	Tenant improvements per sq.ft. ($) (a)
Renewals	109	765,900	12.52	11.50	8.9%	0.00
New Leases - Comparable	20	81,700	15.09	13.79	9.4%	8.47
New Leases - Non-Comparable	13	48,400	18.35	n/a	n/a	20.48

Total (b)	142	896,000	13.07	n/a	n/a	1.88

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	For 2014, legal fees and lease commissions averaged a combined total of $1.94 per square foot.

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

The Company has a $260 million revolving credit facility, expiring on August 1, 2016. The revolving credit facility may be extended, at the Company’s option, for two additional one-year periods, subject to customary conditions. Under an accordion feature, the facility can be increased to $500 million, subject to customary conditions and lending commitments from participating banks. The facility contains financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum interest coverage, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt. As of September 30, 2014, the Company is in compliance with all financial covenants.

As of September 30, 2014, the Company had $81.0 million outstanding under the revolving credit facility, and had $168.4 million available for additional borrowings. Borrowings under the revolving credit facility are priced at LIBOR plus 175 bps (a weighted average rate of 2.0% per annum at September 30, 2014), and can range from LIBOR plus 165 bps to 225 bps based on the Company’s leverage ratio.

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

The five-year term loan, all of which was borrowed at closing, is priced at LIBOR plus 155 bps (a rate of 1.7% per annum at September 30, 2014), and can range from LIBOR plus 145 bps to 205 bps based on the Company’s leverage ratio. The seven-year term loan, all of which was borrowed on June 24, 2014, is priced at LIBOR plus 180 bps (a rate of 2.0% per annum at September 30, 2014), and can range from LIBOR plus 170 bps to 230 bps, also based on the Company’s leverage ratio. The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2014 through their maturities. As a result, based on the Company’s leverage ratio as of September 30, 2014, the effective fixed interest rates are 3.2% for the five-year term loan and 4.1% for the seven-year term loan.

Debt, excluding properties held for sale/conveyance, is comprised of the following at September 30, 2014:

		Interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages	$398,594,000	5.4%	3.1% - 7.5%
Unsecured credit facilities:
Revolving credit facility	81,000,000	2.0%
Term loan	50,000,000	1.9%
Term loan	75,000,000	3.2%
Term loan	75,000,000	4.1%

	$679,594,000	4.3%

The Company has approximately $3.6 million and $104.4 million of scheduled balloon payments on its property-specific mortgage loans payable for the remainder of 2014 and for the full-year 2015, respectively.

Property-specific mortgage loans payable, unsecured term loans and the unsecured revolving credit facility have an overall weighted average interest rate of 4.3% at September 30, 2014, and mature at various dates through 2029. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

On January 13, 2014, the Company concluded a public offering of 6,900,000 shares of its common stock (including 900,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.3 million.

The Company has an at-the-market offering program under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through September 30, 2014, no shares had been sold under this program.

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

Net Cash Flows

	September 30,
	2014	2013
Cash flows provided by (used in):
Operating activities	$33,887,000	$33,976,000
Investing activities	$38,446,000	$5,276,000
Financing activities	$(72,055,000)	$(41,331,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $42.7 million for the nine months ended September 30, 2014 and $39.9 million for the nine months ended September 30, 2013. The $2.8 million increase was primarily attributable to a reduction in interest expense of $2.9 million, as property operating income contributed by acquisitions, net of acquisition costs, was substantially offset by a reduction in property operating income associated with properties sold. The net change in operating assets and liabilities was a $2.9 million decrease, primarily due from the timing of collections of receivables and payments of accounts payable and accrued liabilities.

Investing Activities

Net cash flows provided by investing activities were primarily the result of the Company’s property disposition activities, a property acquisition and expenditures for property improvements. During the nine months ended September 30, 2014, the Company received $85.4 million in proceeds from sales of properties classified as held for sale/conveyance and received $1.6 million in construction escrows and other, which was partially offset by the acquisition of a shopping center, which was partially paid in cash, for $38.9 million, and expenditures of $9.7 million for property improvements. During the nine months ended September 30, 2013, the Company received $17.4 million in proceeds from sales of properties classified as held for sale/conveyance, received $1.7 million in proceeds from construction escrows and other, and received a $1.1 million repayment of a note receivable, offset by expenditures of $14.9 million for property improvements.

Financing Activities

During the nine months ended September 30, 2014, the Company made $165.3 million of repayments of mortgage obligations, $72.5 million of net repayments under the revolving credit facility, $22.7 million of preferred and common stock distributions, $1.3 million payments of debt financing costs, $1.0 million of distributions to consolidated joint venture minority interests and limited partners, and a $0.4 million payment for the redemption of OP Units, offset by borrowings of $150.0 million under its new term loans and net proceeds of $41.2 million from the sale of its common stock. During the nine months ended September 30, 2013, the Company made $65.7 million of repayments of mortgage obligations, $35.0 million for the redemption of the 8.875% Series A Cumulative Redeemable Preferred Stock, $25.0 million repayments under its term loan, $21.6 million of preferred and common stock distributions, $1.9 million payments of debt financing costs, $0.7 million of distributions to consolidated joint venture minority interests and limited partners, and a $0.2 million redemption of OP Units, offset by $59.8 million of proceeds from the sale of the 7.25% Series B Cumulative Redeemable Preferred Stock, and $49.0 million of net advances under the revolving credit facility.

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

The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding impairment charges, gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income (loss) attributable to common shareholders	$2,183,000	$(3,479,000)	$13,826,000	$(3,414,000)
Add (deduct):
Real estate depreciation and amortization	9,583,000	13,401,000	28,553,000	32,787,000
Limited partners’ interest	8,000	(12,000)	76,000	(11,000)
Impairment charges/(reversal)	1,691,000	—	3,379,000	(1,100,000)
Gain on sales	(2,332,000)	—	(14,105,000)	(346,000)
Consolidated minority interests:
Share of (loss)	(84,000)	(49,000)	(297,000)	(152,000)
Share of FFO	(274,000)	(325,000)	(807,000)	(1,020,000)

FFO	$10,775,000	$9,536,000	$30,625,000	$26,744,000

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

The Company is exposed to interest rate changes primarily through its variable-rate revolving credit facility and term loans used to maintain liquidity, fund capital expenditures and redevelopment activities, and expand its real estate investment portfolio. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at fixed rates and may enter into derivative financial instruments such as interest rate swaps, caps, etc., in order to mitigate its interest rate risk on a related variable-rate financial instrument. The Company does not enter into derivative or interest rate transactions for speculative purposes. On February 11, 2014, the Company closed $150 million of unsecured term loans. The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2014 through their maturities. As a result, the effective fixed interest rates are 3.2% for the $75.0 million five-year term loan and 4.1% for the $75.0 million seven-year term loan at September 30, 2014, based on the Company’s current leverage ratio At September 30, 2014, the Company had $933,000 included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the $150 million unsecured term loans.

At September 30, 2014, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. The average interest rate on the $548.6 million of fixed-rate indebtedness outstanding was 4.9%, with maturities at various dates through 2029. The average interest rate on the $131.0 million of unsecured variable-rate revolving credit facility and term loan was 1.9%. With respect to the $131.0 million of variable-rate debt outstanding at September 30, 2014, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.3 million per annum.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of September 30, 2014, and have determined that such disclosure controls and procedures are effective.

During the three months ended September 30, 2014, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

October 30, 2014