Form 10-K
period 2014-12-31
CEDAR REALTY TRUST, INC.
filed 2015-02-20
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sales price on June 30, 2014 of $6.25 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $471,117,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 84,927,523 on February 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2015 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CEDAR REALTY TRUST, INC.

Part I.

Items 1 and 2. Business and Properties

General

Cedar Realty Trust, Inc. (the “Company”) is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At December 31, 2014, the Company owned and managed a portfolio of 59 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.2 million square feet of gross leasable area (“GLA”). The portfolio was 93.3% leased and 92.9% occupied at December 31, 2014.

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

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2014, the Company owned 99.5% of the Operating Partnership and is its sole general partner. The 393,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on grocery-anchored shopping centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities-based” properties should provide relatively stable revenue flows even during difficult economic times.

The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms “we”, “our”, “us”, “Company” and “Operating Partnership” (including their respective subsidiaries and affiliates) refer to the business and properties of all these entities, unless the context otherwise requires. The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York 11050-3765 (telephone 516-767-6492). The Company also maintains property management, construction management and/or leasing offices at several of its shopping-center properties. The Company’s website can be accessed at www.cedarrealtytrust.com, where a copy of the Company’s Forms 10-K, 10-Q, 8-K and other filings with the Securities and Exchange Commission (“SEC”) can be obtained free of charge. These SEC filings are added to the website as soon as reasonably practicable. The Company’s Code of Ethics, corporate governance guidelines and committee charters are also available on the website. Information on the website is not part of this Form 10-K.

The Company’s Properties

The following tables summarize information relating to the Company’s portfolio as of December 31, 2014:

State	Number of properties	GLA	Percentage of GLA

Pennsylvania	26	4,891,000	52.9%
Massachusetts	8	1,308,000	14.1%
Connecticut	7	1,129,000	12.2%
Maryland	6	796,000	8.6%
Virginia	8	556,000	6.0%
New Jersey	3	373,000	4.0%
New York	1	194,000	2.1%

Total consolidated portfolio	59	9,247,000	100.0%

Tenant Concentration

Tenant	Number of stores	GLA	% of GLA	Annualized base rent	Annualized base rent per sq. ft.	Percentage annualized base rents
Top twenty tenants (a):
Giant Foods	12	785,000	8.5%	$11,703,000	$14.91	10.7%
LA Fitness	7	282,000	3.0%	4,653,000	16.50	4.3%
Stop & Shop	4	271,000	2.9%	2,805,000	10.35	2.6%
Farm Fresh	4	196,000	2.1%	2,235,000	11.40	2.0%
Home Depot	2	253,000	2.7%	2,050,000	8.10	1.9%
Staples	6	125,000	1.4%	1,982,000	15.86	1.8%
Dollar Tree	18	182,000	2.0%	1,945,000	10.69	1.8%
Shop Rite	2	118,000	1.3%	1,744,000	14.78	1.6%
BJ’s Wholesale Club	1	118,000	1.3%	1,683,000	14.26	1.5%
Redner’s	4	207,000	2.2%	1,538,000	7.43	1.4%
United Artists	1	78,000	0.8%	1,454,000	18.64	1.3%
Marshalls	6	170,000	1.8%	1,437,000	8.45	1.3%
Shaw’s	2	125,000	1.4%	1,431,000	11.45	1.3%
Big Y	1	64,000	0.7%	1,404,000	21.94	1.3%
Food Lion	5	181,000	2.0%	1,314,000	7.26	1.2%
Shoppers Food Warehouse	2	120,000	1.3%	1,237,000	10.31	1.1%
Walmart	3	192,000	2.1%	1,188,000	6.19	1.1%
Ukrop’s Supermarket	1	63,000	0.7%	1,163,000	18.46	1.1%
Kohl’s	2	149,000	1.6%	1,113,000	7.47	1.0%
Carmike Cinema	1	45,000	0.5%	1,034,000	22.98	0.9%

Sub-total top twenty tenants	84	3,724,000	40.3%	45,113,000	12.11	41.3%

Remaining tenants	786	4,869,000	52.7%	64,233,000	13.19	58.7%

Sub-total all tenants (b)	870	8,593,000	92.9%	$109,346,000	$12.73	100.0%

Vacant space	N/A	654,000	7.1%

Total	870	9,247,000	100.0%

(a)	Several of the tenants listed above share common ownership with other tenants: (1) Giant Foods and Stop & Shop, (2) Farm Fresh, Shoppers Food Warehouse, and Shop ‘n Save (GLA of 53,000; annualized base rent of $120,000), (3) Marshalls, TJ Maxx (GLA of 79,000; annualized base rent of $764,000) and Home Goods (GLA of 51,000; annualized base rent of $609,000), and (4) Shaw’s and Acme Markets (GLA of 172,000; annualized base rent of $781,000).
(b)	Comprised of large tenants (15,000 or more GLA) and small tenants as follows:

	Occupied GLA	% of GLA	Annualized base rent	Annualized base rent per sq. ft.	Percentage annualized base rents
Large tenants	6,068,000	70.6%	$64,084,000	$10.56	58.6%
Small tenants	2,525,000	29.4%	45,262,000	17.93	41.4%

Total	8,593,000	100.0%	$109,346,000	$12.73	100.0%

Lease Expirations

Year of lease expiration	Number of leases expiring	GLA expiring	Percentage of GLA expiring	Annualized expiring base rents	Annualized expiring base rent per sq. ft.	Percentage of annualized expiring base rents
Month-To-Month	51	231,000	2.7%	$2,484,000	$10.75	2.3%
2015	121	746,000	8.7%	8,568,000	$11.49	7.8%
2016	138	880,000	10.2%	11,196,000	$12.72	10.2%
2017	117	843,000	9.8%	11,736,000	$13.92	10.7%
2018	102	809,000	9.4%	11,952,000	$14.77	10.9%
2019	104	892,000	10.4%	10,620,000	$11.91	9.7%
2020	85	1,379,000	16.0%	14,640,000	$10.62	13.4%
2021	39	449,000	5.2%	6,588,000	$14.67	6.0%
2022	24	163,000	1.9%	2,388,000	$14.65	2.2%
2023	19	154,000	1.8%	1,776,000	$11.53	1.6%
2024	24	516,000	6.0%	7,068,000	$13.70	6.5%
2025	14	402,000	4.7%	5,604,000	$13.94	5.1%
Thereafter	32	1,129,000	13.1%	14,726,000	$13.04	13.5%

All tenants	870	8,593,000	100.0%	$109,346,000	$12.73	100.0%

Vacant space	N/A	654,000	N/A

Total portfolio	870	9,247,000	N/A

Real Estate Summary

Property description	Percent owned	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Connecticut
Big Y Shopping Center	100%	2013	101,105	100.0%	$22.75	Big Y
Brickyard Plaza	100%	2004	227,193	85.4%	8.43	Home Depot
						Kohl’s
						Michaels
Groton Shopping Center	100%	2007	117,186	89.0%	11.60	TJ Maxx
						Goodwill
Jordan Lane	100%	2005	177,504	96.6%	11.10	Stop & Shop
						CW Price
						Retro Fitness
New London Mall	40%	2009	259,566	91.8%	14.75	Shop Rite
						Marshalls
						Home Goods
						Petsmart
						A.C. Moore
Oakland Commons	100%	2007	90,100	100.0%	6.37	Walmart
						Bristol Ten Pin
Southington Center	100%	2003	155,842	98.5%	7.08	Walmart
						NAMCO

Total Connecticut			1,128,496	93.3%	11.61

Maryland
Kenley Village	100%	2005	51,894	71.4%	8.82	Food Lion
Metro Square	100%	2008	71,896	100.0%	19.26	Shoppers Food Warehouse
Oakland Mills	100%	2005	58,224	100.0%	13.99	Food Lion
San Souci Plaza	40%	2009	264,134	79.3%	10.32	Shoppers Food Warehouse
						Marshalls
						Maximum Health and Fitness
Valley Plaza	100%	2003	190,939	100.0%	5.06	K-Mart
						Ollie’s Bargain Outlet
						Tractor Supply
Yorktowne Plaza	100%	2007	158,982	88.4%	13.72	Food Lion

Total Maryland			796,069	89.0%	10.71

Massachusetts
Fieldstone Marketplace	100%	2005/2012	193,970	94.0%	10.53	Shaw’s
						Flagship Cinema
						New Bedford Wine and Spirits
Franklin Village Plaza	100%	2004/2012	303,085	92.6%	20.35	Stop & Shop
						Marshalls
						Team Fitness

Property description	Percent owned	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Massachusetts (continued)
Kings Plaza	100%	2007	168,243	95.2%	6.49	Work Out World
						CW Price
						Ocean State Job Lot
						Savers
Norwood Shopping Center	100%	2006	102,459	98.2%	8.96	Hannaford Brothers
						Planet Fitness
						Dollar Tree
The Shops at Suffolk Downs	100%	2005	121,320	100.0%	13.62	Stop & Shop
Timpany Plaza	100%	2007	183,775	100.0%	7.45	Stop & Shop
						Big Lots
						Gardner Theater
Webster Plaza	100%	2007	101,824	91.7%	10.41	Price Chopper
West Bridgewater Plaza	100%	2007	133,039	96.9%	8.46	Shaw’s
						Big Lots
						Planet Fitness

Total Massachusetts			1,307,715	95.7%	11.71

New Jersey
Carll’s Corner	100%	2007	129,582	84.7%	8.79	Acme Markets
						Peebles
Pine Grove Plaza	100%	2003	86,089	95.1%	11.04	Peebles
Washington Center Shoppes	100%	2001	157,394	92.6%	9.29	Acme Markets
						Planet Fitness

Total New Jersey			373,065	90.4%	9.55

New York
Carman’s Plaza	100%	2007	194,082	75.0%	19.41	Pathmark

						Home Goods
						Department of Motor Vehicle

Pennsylvania
Academy Plaza	100%	2001	137,415	91.4%	14.36	Acme Markets
Camp Hill	100%	2002	461,560	99.3%	14.07	Boscov’s
						Giant Foods
						LA Fitness
						Orthopedic Inst of PA
						Barnes & Noble
						Staples

Property description	Percent owned	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Pennsylvania (continued)
Colonial Commons	100%	2011	461,914	90.0%	13.79	Giant Foods
						Dick’s Sporting Goods
						LA Fitness
						Ross Dress For Less
						Marshalls
						JoAnn Fabrics
						David’s Furniture
						Office Max
						Old Navy
Crossroads II	60%	2008	133,717	93.7%	19.84	Giant Foods
Fairview Commons	100%	2007	42,314	56.2%	10.11	Family Dollar
Fort Washington Center	100%	2002	41,000	100.0%	21.83	LA Fitness
Gold Star Plaza	100%	2006	71,720	82.2%	8.97	Redner’s
Golden Triangle	100%	2003	202,943	95.4%	12.77	LA Fitness
						Marshalls
						Staples
						Just Cabinets
						Aldi
Halifax Plaza	100%	2003	51,510	100.0%	12.61	Giant Foods
Hamburg Square	100%	2004	99,580	95.2%	6.47	Redner’s
						Peebles
Maxatawny Marketplace	100%	2011	58,339	100.0%	12.21	Giant Foods
Meadows Marketplace	100%	2004/2012	91,518	100.0%	15.64	Giant Foods
Mechanicsburg Giant	100%	2005	51,500	100.0%	22.57	Giant Foods
Newport Plaza	100%	2003	64,489	100.0%	11.76	Giant Foods
Northside Commons	100%	2008	69,136	100.0%	9.85	Redner’s
Palmyra Shopping Center	100%	2005	111,051	94.5%	6.73	Weis Markets
						Goodwill
Port Richmond Village	100%	2001	154,908	98.2%	13.65	Thriftway
						Pep Boys
						Shop of New Sorts Thrift Store
Quartermaster Plaza	100%	2014	456,364	96.9%	13.99	Home Depot
						BJ’s Wholesale Club
						Conway Stores, Inc.
						Planet Fitness
						Staples
						Petsmart

Property description	Percent owned	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Pennsylvania (continued)
River View Plaza	100%	2003	226,786	90.2%	19.72	United Artists
						Avalon Carpet
						Pep Boys
						Staples
South Philadelphia	100%	2003	283,415	83.1%	14.49	Shop Rite
						Ross Dress For Less
						LA Fitness
						Modell’s
Swede Square	100%	2003	100,816	97.0%	17.43	LA Fitness
The Commons	100%	2004	203,426	87.5%	8.13	Bon-Ton
						Shop ‘n Save
						TJ Maxx
The Point	100%	2000	268,037	97.1%	12.55	Burlington Coat Factory
						Giant Foods
						A.C. Moore
						Staples
Trexler Mall	100%	2005	339,279	90.2%	9.68	Kohl’s
						Bon-Ton
						Lehigh Wellness Partners
						Oxyfit Gym
						Marshalls
Trexlertown Plaza	100%	2006	313,929	89.3%	12.09	Giant Foods
						Hobby Lobby
						Redner’s
						Big Lots
						Tractor Supply
Upland Square	100%	2007	394,598	94.4%	17.03	Giant Foods
						Carmike Cinema
						LA Fitness
						Best Buy
						TJ Maxx
						Bed, Bath & Beyond
						A.C. Moore
						Staples

Total Pennsylvania			4,891,264	93.2%	13.63

Property description	Percent owned	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Virginia
Coliseum Marketplace	100%	2005	106,648	100.00%	16.26	Farm Fresh
						Michaels
Elmhurst Square	100%	2006	66,250	85.55%	9.38	Food Lion
Fredericksburg Way	100%	2005	63,000	100.00%	18.47	Ukrop’s Supermarket
General Booth Plaza	100%	2005	71,639	96.65%	13.97	Farm Fresh
Glen Allen Shopping Center	100%	2005	63,328	100.00%	6.61	Giant Foods
Kempsville Crossing	100%	2005	79,512	98.35%	10.64	Walmart
						Farm Fresh
Oak Ridge Shopping Center	100%	2006	38,700	92.25%	10.69	Food Lion
Suffolk Plaza	100%	2005	67,216	100.00%	9.90	Farm Fresh

Total Virginia			556,293	97.1%	12.40

Total Portfolio			9,246,984	92.9%	$12.73

(a)	Average base rent is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2014. Tenant concessions are reflected in this measure except for a limited number of short-term (generally one to three months) free rent concessions provided to new tenants that took occupancy prior to the end of the reporting period but within the concession period. Average base rent would have been $12.66 per square foot if all such free rent concessions were reflected.
(b)	Major tenants are determined as tenants with 15,000 or more sq.ft of GLA, tenants at single-tenant properties, or the largest tenant at a property, based on GLA.

The terms of the Company’s retail leases generally vary from tenancies at will to 25 years, excluding renewal options. Anchor tenant leases are typically for 10 to 25 years, with one or more renewal options available to the lessee upon expiration of the initial lease term. By contrast, smaller store leases are typically negotiated for five-year terms. The longer terms of major tenant leases serve to protect the Company against significant vacancies and to assure the presence of strong tenants which draw consumers to its centers. The shorter terms of smaller store leases allow the Company under appropriate circumstances to adjust rental rates periodically and, where possible, to upgrade or adjust the overall tenant mix.

Most leases contain provisions requiring tenants to pay their pro rata share of real estate taxes, insurance and certain operating costs. Some leases also provide that tenants pay percentage rent based upon sales volume generally in excess of certain negotiated minimums.

Excluding properties held for sale/conveyance, Giant Food Stores, LLC and Stop & Shop, Inc., each of which is owned by Ahold N.V., a Netherlands corporation, leased an aggregate of approximately 11%, 12% and 13% of the Company’s GLA at December 31, 2014, 2013 and 2012, respectively, and accounted for an aggregate of approximately 14%, 15% and 14% of the Company’s total revenues during 2014, 2013 and 2012, respectively. No other tenant leased more than 10% of GLA at December 31, 2014, 2013 or 2012, or contributed more than 10% of total revenues during 2014, 2013 or 2012.

Executive Offices

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, in which it presently occupies 12,252 square feet pursuant to a lease which lease expires in February 2020.

Competition

The Company believes that competition for the acquisition and operation of grocery-anchored shopping centers is highly fragmented. It faces competition from institutional investors, public and private REITs, owner-operators engaged in the acquisition, ownership and leasing of shopping centers, as well as from numerous local, regional and national real estate developers and owners in each of its markets. It also faces competition in leasing available space at its properties to prospective tenants. Competition for tenants varies depending upon the characteristics of each local market in which the Company owns and manages properties. The Company believes that the principal competitive factors in attracting tenants in its market areas are location, price and other lease terms, the presence of anchor tenants, the mix, quality and sales results of other tenants, and maintenance, appearance, access and traffic patterns of its properties.

Environmental Matters

Under various federal, state, and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at property owned, leased, managed or otherwise operated by such person, and may be held liable to a governmental entity or to third parties for property damage, and for investigation and cleanup costs in connection with such contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such conditions, may adversely affect the owner’s, lessor’s or operator’s ability to sell or rent such property or to arrange financing using such property as collateral. In connection with the ownership, operation and management of real estate, the Company may potentially become liable for removal or remediation costs, as well as certain other related costs and liabilities, including governmental fines and injuries to persons and/or property. Generally, the Company’s tenants must comply with environmental laws and meet any remediation requirements. In addition, leases typically impose obligations on tenants to indemnify the Company from any compliance costs the Company may incur as a result of environmental conditions on the property caused by the tenant. However, if a lease does not require compliance and/or indemnification, or if a tenant fails to or cannot comply, the Company could be forced to pay these costs.

The Company believes that environmental studies conducted at the time of acquisition with respect to its properties did not reveal any material environmental liabilities for which the Company is responsible and that would have a material adverse effect on its business, results of operations or liquidity. However, no assurances can be given that existing environmental studies with respect to any of the properties reveal all environmental liabilities, that any prior owner of or tenant at a property did not create a material environmental condition not known to the Company, or that a material environmental condition does not otherwise exist at any one or more of its properties. If a material environmental condition does in fact exist, it could have an adverse impact upon the Company’s financial condition, results of operations and liquidity.

Employees

As of December 31, 2014, the Company had 71 employees (69 full-time and two part-time). The Company believes that its relations with its employees are good.

Item 1A. Risk Factors

Economic conditions in the U.S. economy in general, and any uncertainty in the credit markets and retail environment, could adversely affect our ability to continue to pay dividends or cause us to reduce further the amount of our dividends.

We paid dividends totaling $0.20 per share during each of 2014, 2013 and 2012. However, any downturn in the state of the U.S. economy, weakness in capital markets and/or difficult retail environment may cause us to reduce or suspend the payment of dividends.

Any volatility or instability in the credit markets could adversely affect our ability to obtain new financing or to refinance existing indebtedness.

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

Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is linked to economic conditions in the market for retail space generally.

Our properties consist primarily of grocery-anchored shopping centers, and our performance therefore is linked to economic conditions in the market for retail space generally. This also means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, the impact of internet sales on the demand for retail space, ongoing consolidation in the retail sector, and changes in economic conditions and consumer confidence. A downturn in the U.S. economy and reduced consumer spending could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons, and therefore decrease the revenue generated by our properties and/or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by the state of the U.S. economy. Moreover, the demand for leasing space in our shopping centers could also significantly decline during a significant downturn in the U.S. economy that could result in a decline in our occupancy percentage and reduction in rental revenues. Any sustained levels of high unemployment can be expected to have a serious negative impact on consumer spending and sales by tenants at our shopping centers.

In addition, increases in energy costs in this country may cause shoppers to restrict their trips by automobile to shopping centers, reduce their purchases of gasoline and other products from the fuel service stations at several of our properties, as well as reduce their levels of discretionary spending, all of which, in turn, could adversely affect sales at our properties.

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

Our performance and value are subject to risks associated with real estate assets and with the real estate industry, including, among other things, risks related to adverse changes in national, regional and local economic and market conditions. Our continued ability to make expected distributions to our shareholders depends on our ability to generate sufficient revenues to meet operating expenses, future debt service and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events and conditions include, but may not be limited to, the following:

1.	local oversupply, increased competition or declining demand for real estate;

2.	local economic conditions, which may be adversely impacted by plant closings, business layoffs, industry slow-downs, weather conditions, natural disasters and other factors;

3.	non-payment or deferred payment of rent or other charges by tenants, either as a result of tenant-specific financial ills, or general economic events or circumstances adversely affecting consumer disposable income or credit;

4.	vacancies or an inability to rent space on acceptable terms;

5.	increased operating costs, including real estate taxes, insurance premiums, utilities, and repairs and maintenance;

6.	volatility and/or increases in interest rates, or the non-availability of funds in the credit markets in general;

7.	increased costs of complying with current, new or expanded governmental regulations;

8.	the relative illiquidity of real estate investments;

9.	changing market demographics;

10.	changing traffic patterns; and

11.	an inability to refinance maturing debt in acceptable amounts and/or on acceptable terms.

The level of our indebtedness and any constraints on credit may impede our operating performance, and put us at a competitive disadvantage.

The level of our indebtedness may harm our business and operating results by (1) requiring us to use a substantial portion of our available liquidity to pay required debt service and/or repayments or establish additional reserves, which would reduce amounts available for distributions, (2) placing us at a competitive disadvantage compared to competitors that have less debt or debt at more favorable terms, (3) making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions, and (4) limiting our ability to borrow more money for operations or capital expenditures. In addition, increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Further, payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements, could adversely affect our liquidity.

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

Our business may be seriously harmed if a major tenant fails to renew its lease(s) or vacates one or more properties and prevents us from re-leasing such premises by continuing to pay base rent for the balance of the lease terms. In addition, the loss of such a major tenant could result in lease terminations or reductions in rent by other tenants at the affected properties, as provided in their respective leases. No tenant leased more than 10% of GLA at December 31, 2014 or contributed more than 10% of total revenues during 2014, except for Giant Food Stores, LLC and Stop & Shop, Inc., each of which is owned by Ahold N.V., a Netherlands corporation, which leased an aggregate of approximately 11% of our GLA, excluding properties held for sale, at December 31, 2014, and accounted for an aggregate of approximately 14% of our total revenues, excluding properties held for sale, during 2014.

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

Any bankruptcy filings by, or relating to, one of our tenants or a lease guarantor would generally bar efforts by us to collect pre-bankruptcy debts from that tenant, or lease guarantor, unless we receive an order permitting us to do so from the bankruptcy court. A bankruptcy by a tenant or lease guarantor could delay efforts to collect past due balances, and could ultimately preclude full or, in fact, any collection of such sums. If a lease is affirmed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must generally be paid in full. However, if a lease is disaffirmed by a tenant in bankruptcy, we would have only an unsecured claim for damages, which would be paid normally only to the extent that funds are available, and only in the same percentage as is paid to all other members of the same class of unsecured creditors. It is possible, and indeed likely, that we would recover substantially less than, or in fact no portion of, the full value of any unsecured claims we hold, and would be required to write off any straight-line rent receivable recorded for such tenant, which may in turn harm our financial condition.

“New Technology” developments may negatively impact our tenants and our business.

We may be adversely affected by developments in new technology which may cause the business of certain of our tenants to become substantially diminished or functionally obsolete, with the result that such tenants may be unable to pay rent, become insolvent, file for bankruptcy protection, close their stores, or terminate their leases. Examples of the potentially adverse effects of new technology on retail businesses include, among other things, the effect of “e-books” and small screen readers on book stores, and increased sales of many products on-line.

Recent annual increases in on-line sales have also caused many retailers to sell products on-line on their websites with pick-ups at a store or warehouse or through deliveries, which may have the effect of decreasing the reported amount of their in-store sales and the amount of rent we are able to collect from them. With respect to grocer tenants, on-line grocery orders have become increasingly available, particularly in urban areas, but have not yet become a major factor affecting grocers in our portfolio. We cannot predict with certainty how growth in internet sales will impact the demand for space at our properties or how much revenue will be generated at “bricks and mortar” store locations in the future. If we are unable to anticipate and respond promptly to trends in retailer and consumer behavior, our occupancy levels and financial results could suffer.

We face risks relating to cybersecurity attacks, loss of confidential information and other business disruptions.

We rely extensively on computer systems to manage our business and process transactions. Our business is at risk from and may be impacted by cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyber-attacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats including password protection, backup servers and annual penetration testing, there is no guarantee such efforts will be successful in preventing a cyber-attack. Cybersecurity incidents, depending on their nature and scope, could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, system downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. In the event a security breach or failure results in the disclosure of sensitive tenant or other third-party data, or the transmission of harmful/malicious code to third parties, we could be subject to liability or claims.

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

The financial covenants in our loan agreements may restrict our operating or acquisition activities, which may harm our financial condition and operating results. Our unsecured credit facilities and the mortgages on our properties contain customary negative covenants, such as those that limit our ability, without the prior consent of the lender, to sell or otherwise transfer any ownership interest, to further mortgage the applicable property, to enter into leases, or to discontinue insurance coverage. Our ability to borrow under our unsecured revolving credit facility is subject to compliance with these financial and other covenants, including restrictions on the maximum availability, which is based on the adjusted net operating income of designated unencumbered properties, the payment of dividends, and overall restrictions on the amount of indebtedness we can incur. If we breach covenants in our debt agreements, the lenders could declare a default and require us to repay the debt immediately and, if the debt is secured, take possession of the property or properties securing the loan.

The geographic concentration of our properties in the Washington DC to Boston corridor exposes us to greater economic risks than if the distribution of our properties encompassed a broader region.

Our properties are located largely in the region that straddles the Washington DC to Boston corridor, which exposes us to greater economic risks than if our properties were more diversely located (in particular, 26 of our properties are located in Pennsylvania). Any adverse economic or real estate developments resulting from the regulatory environment, business climate, fiscal problems or weather in such regions could have an adverse impact on our prospects. In addition, the economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm our performance in the affected markets.

Competition and saturation in our existing markets may limit our ability for further growth in these geographic regions.

Numerous commercial developers and real estate companies compete with us seeking properties for acquisition in our existing target markets. This competition may operate to reduce the properties available for acquisition in these markets, increase the cost of the properties we acquire, reduce the rate of return on these properties, and interfere with our ability to attract and retain tenants.

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

Our redevelopment activities may not yield anticipated returns, which would harm our operating results and reduce funds available for distributions to shareholders.

Redevelopment projects entail considerable risks, including:

•	Time lag between commencement and completion, leaving us exposed to higher-than-estimated construction costs, including labor and material costs;

•	Failure or inability to obtain construction or permanent financing on favorable terms;

•	Expenditure of money and time on projects that may never be completed;

•	Inability to secure key anchor or other tenants;

•	Inability to achieve projected rental rates or anticipated pace of lease-up; and

•	Delays in completion relating to weather, labor disruptions, construction or zoning delays.

The failure of our redevelopment projects to yield their anticipated return could have a material adverse effect on our business and operating results.

Potential losses may not be covered by insurance.

Potential losses may not be covered by insurance. We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance under a blanket policy covering all of our properties. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses related to war, nuclear accidents, and nuclear, biological and chemical occurrences from terrorist’s acts. Some of the insurance, such as those covering losses due to wind, floods and earthquakes, is subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. Additionally, certain tenants have termination rights in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. If we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

All real property and the operations conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to hazardous materials, environmental protection and human health and safety. Accordingly, we or our tenants may be required to investigate and clean up certain hazardous or toxic substances released on properties we own or operate, and also may be required to pay other related costs. Our leases typically impose obligations on our tenants to indemnify us for any compliance costs we may incur as a result of environmental conditions on the property caused by the tenant. If a tenant fails to or is unable to comply, we could be forced to pay these costs. If not addressed, environmental conditions could impair our ability to sell or re-lease the affected properties in the future, result in lower sales prices or rent payments, and restrict our ability to borrow funds using the affected properties as collateral.

We could incur significant costs related to government regulations and litigation over environmental matters. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at property owned, leased, managed or otherwise operated by such person, and may be held liable to a governmental entity or to third parties for property damage, and for investigation, remediation and cleanup costs in connection with such contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such conditions, may adversely affect the owner’s, lessor’s or operator’s ability to sell or rent such property or to arrange financing using such property as collateral. We may be liable without regard to whether we knew of, or were responsible for, the environmental contamination and with respect to properties we have acquired, whether the contamination occurred before or after the acquisition.

We believe environmental studies conducted at the time of acquisition with respect to all of our properties did not reveal any material environmental liabilities for which the Company is responsible, and we are unaware of any subsequent environmental matters that would have created a material liability. If one or more of our properties were not in compliance with federal, state and local laws, including environmental laws, we could be required to incur additional costs to bring the property into compliance. If we incur substantial costs to comply with such requirements, our business and operations could be adversely affected. If we fail to comply with such requirements, we might additionally incur governmental fines or private damage awards. There can be no assurance that existing requirements will not change or that future requirements will not require us to make significant unanticipated expenditures that will adversely impact our business and operations.

The Americans with Disabilities Act of 1990 (the “ADA”) could require us to take remedial steps with respect to our properties.

We may incur significant costs to comply with the ADA, as amended, and similar laws, which require that all public accommodations meet federal requirements related to access and use by disabled persons, and with various other federal, state and local regulatory requirements, such as state and local fire and life safety requirements.

If we fail to continue as a REIT, our distributions will not be deductible, and our income will be subject to taxation, thereby reducing earnings available for distribution.

If we do not continue to qualify as a REIT, our distributions will not be deductible, and our income will be subject to taxation, reducing earnings available for distribution. We have elected to be taxed as a REIT under the Code. A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In addition, if we did not continue to qualify as a REIT, we would likely be subject to state and local income taxes in certain of the jurisdictions in which our properties are located.

We intend to make distributions to shareholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets, borrow funds or pay a portion of the dividend in common stock to meet the 90% distribution requirement of the Code. Certain assets generate substantial differences between taxable income and income recognized in accordance with accounting principles generally accepted in the United States (“GAAP”). Such assets include, without limitation, operating real estate that was acquired through structures that may limit or completely eliminate the depreciation deduction that would otherwise be available for income tax purposes. As a result, the Code requirement to distribute a substantial portion of our otherwise net taxable income in order to maintain REIT status could cause us to (1) distribute amounts that could otherwise be used for future acquisitions, capital expenditures or repayment of debt, (2) borrow on unfavorable terms, (3) sell assets on unfavorable terms, or (4) if necessary, pay a portion of our common dividend in common stock. If we fail to obtain debt or equity capital in the future, it could limit our operations and our ability to grow, which could have a material adverse effect on the value of our common stock.

Dividends payable by REITs do not qualify for reduced tax rates under the Code. Currently, the maximum federal individual tax rate for nonqualified dividends payable is 39.6%; qualified dividends from most C corporations received by individuals are subject to a reduced federal rate of 20%. In addition to these rates, certain high income individuals may be subject to an additional 3.8% tax on certain investment income, including dividends and capital gains. The more favorable federal tax rates applicable to regular corporate dividends may result in the stock of REITs being perceived to be less attractive than the stock of corporations that pay dividends qualifying for reduced rates of tax, which may adversely affect the value of the stock of REITs.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress our stock price.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress the price of our common stock. The charter, subject to certain exceptions, authorizes directors to take such actions as are necessary and desirable relating to qualification as a REIT, and to limit any person to beneficial ownership of no more than 9.9% of the outstanding shares of our common stock. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit, but may not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to continue to qualify as, or to be, a REIT. This ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of shareholders. Based on our ability to determine the underlying beneficial ownership interests of the holders of our common stock, our Board of Directors has waived the ownership limit to permit companies affiliated with each of Inland American Real Estate Trust, Inc. (“Inland”), Blackrock, Inc. and Cohen and Steers Capital Management, Inc. to acquire up to 14%, 14.9% and 15%, respectively, of our common stock. In addition, Inland has agreed to various voting restrictions and standstill provisions.

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

Item 4. Mine Safety Disclosures: Not applicable

Directors and Executive Officers of the Company

Information regarding the Company’s directors and executive officers is set forth below:

Name	Age	Position

Bruce J. Schanzer	46	Chief Executive Officer and President, Director
Roger M. Widmann	75	Chairman of the Board of Directors
James J. Burns	75	Director
Pamela N. Hootkin	67	Director
Paul G. Kirk Jr.	77	Director
Everett B. Miller III	69	Director
Philip R. Mays	47	Chief Financial Officer
Nancy H. Mozzachio	50	Chief Operating Officer

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

Pamela N. Hootkin, a director since June 2008 and a member of the Audit and Compensation (Chair) Committees, retired at the end of April 2012 from her position as senior vice president at PVH Corp. (formerly Phillips-Van Heusen Corporation), a position she held since May 2010. She joined PVH Corp. in 1988 as vice president, treasurer and corporate secretary; in 1999 she became vice president, treasurer and director of investor relations, and in June 2007 she became senior vice president, treasurer and director of investor relations. From 1986 to 1988, Ms. Hootkin was vice president and chief financial officer of Yves Saint Laurent Parfums, Inc. From 1975 to 1986, she was employed by Squibb Corporation in various capacities, with her last position being vice president and treasurer of a division of Squibb. Ms. Hootkin is a board member of Safe Horizon, New York (a not-for-profit organization) where she also serves on the executive, finance (chair) and development committees. Ms. Hootkin received a B.A. from the State University of New York at Binghamton and a M.A. from Boston University.

Paul G. Kirk, Jr., a director from 2005 to September 2009 when he resigned to accept his appointment as a United States Senator for Massachusetts to succeed the late Senator Edward M. Kennedy, and re-elected to the Board in June 2010, is a member of the Compensation and Nominating/Corporate Governance (Chair) Committees, and is a retired partner of the law firm of Sullivan & Worcester, LLP of Boston, MA. He was a member of the firm from 1977 through 1990. He also serves as Chairman and CEO of Kirk & Associates, Inc., a business advisory and consulting firm. He has previously served on the Boards of Directors of Rayonier, Incorporated (a real estate investment trust listed on the New York Stock Exchange) (1994 to 2011), Hartford Financial Services Group, Inc. (1995 to 2014 excluding his term in the United States Senate), ITT Corporation (1989 to 1997) and Bradley Real Estate, Inc. (1991 to 2000), a real estate investment trust that was subsequently acquired by Heritage Property Investment Trust, Inc. Mr. Kirk was a founding Director of the John F. Kennedy Library Foundation and served as its Chairman from 1992 to 2009. He was a founding Director of the Commission on Presidential Debates and served as its Co-Chairman from 1987 to 2009 and a founding Director of the Edward M. Kennedy Institute for the United States Senate serving from 2007 to 2009. From 1985 to 1989, Mr. Kirk served as Chairman of the Democratic Party of the United States, and from 1983 to 1985 as its Treasurer. He is Chairman Emeritus of the National Democratic Institute for International Affairs whose Board he Chaired from 1990 to 2000. A graduate of Harvard College and Harvard Law School, Mr. Kirk is past-Chairman of the Harvard Board of Overseers’ Nominating Committee and of the Harvard Board of Overseers’ Committee to Visit the Department of Athletics. He has received many awards for civic leadership and public service, including honorary doctors of law degrees from Stonehill College and the Southern New England School of Law.

Everett B. Miller, III, a director since 1998 and a member of the Audit and Compensation Committees, has been since July 2012 the Director of the Real Estate Bureau of the New York State Common Retirement Fund. In July 2012, Mr. Miller resigned his position as a member of the Real Estate Advisory Committee for the New York State Common Retirement Fund, a position he held since March 2003, in order to accept his current position. He retired at the end of 2011 from his position as vice president of alternative investments at the YMCA Retirement Fund, a position he held since September 2003. Prior to his retirement in May 2002 from Commonfund Realty, Inc., a registered investment advisor, Mr. Miller was the chief operating officer of that company from 1997 until May 2002. From January 1995 through March 1997, Mr. Miller was the Principal Investment Officer for Real Estate and Alternative Investment at the Office of the Treasurer of the State of Connecticut. Prior thereto, Mr. Miller was employed for eighteen years at affiliates of Travelers Realty Investment Co., at which his last position was senior vice president. Mr. Miller received a B.S. from Yale University.

Philip R. Mays has been Chief Financial Officer of the Company since June 2011. From May 2005 until June 2011, Mr. Mays was employed by Federal Realty Investment Trust, a publicly-traded equity REIT specializing in shopping centers, where he initially served as Controller, was subsequently promoted to Chief Accounting Officer in September 2006, and to Vice President, Chief Accounting Officer in February 2007. Prior to joining Federal Realty, he was Vice President of Finance and Corporate Controller for CRIIMI MAE, Inc. from June 2004 until May 2005. Earlier in his career, Mr. Mays held various accounting and finance positions, including seven years as an accountant at Ernst & Young, LLP, with his last position being senior manager, and where he supervised audits and assisted clients in the real estate, construction and hospitality industries, including publicly-traded REITs. Mr. Mays is a certified public accountant and a member of the American Institute of Certified Public Accountants. Mr. Mays received a B.S. from Jacksonville University, Florida.

Nancy H. Mozzachio was elected Chief Operating Officer effective January 1, 2015. Ms. Mozzachio has been involved in the shopping center industry for more than 25 years. She joined the Company in August 2003 as Director of Leasing and has been Vice President of Leasing of the Company since September 2004. Prior to joining the Company, she served as Vice President of Leasing and Development for American Continental Properties Group from 1988 to 2003 where she assisted in bringing the first Walmart store to the State of New Jersey. From 1986 to 1988, Ms. Mozzachio was a leasing and development manager for Kode Development Group of Philadelphia. She is a member of the Commercial Real Estate Women (CREW), Urban Land Institute and Retail Network, and International Council of Shopping Centers, and has served as a mentor with the Zell-Lurie Real Estate program at The University of Pennsylvania-Wharton School. Ms. Mozzachio received a B.A. from Rutgers University.

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dividend Information

A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. In keeping with its stated goal of reducing overall leverage, and in order to maximize financial flexibility, the

Company paid dividends totaling $0.20 per share during 2014, 2013 and 2012. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Market Information

The Company had 79,212,941 shares of common stock outstanding held by approximately 700 shareholders of record at December 31, 2014. The Company believes it has more than 4,100 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (1) the high, low, and closing prices of the Company’s common stock, and (2) dividends paid:

Quarter ended	Market price range			Dividends paid
2014	High	Low	Close

March 31	$6.79	$5.70	$6.11	$0.05
June 30	$6.35	$5.86	$6.25	$0.05
September 30	$6.57	$5.85	$5.90	$0.05
December 31	$7.51	$5.86	$7.34	$0.05

2013

March 31	$6.19	$4.91	$6.11	$0.05
June 30	$6.83	$5.10	$5.18	$0.05
September 30	$5.91	$4.75	$5.18	$0.05
December 31	$6.50	$5.10	$6.26	$0.05

Stockholder Return Performance Presentation

The following line graph sets forth for the period January 1, 2010 through December 31, 2014, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts Equity REIT Total Return Index. The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

		Period Ending
Index	01/01/10	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Cedar Realty Trust, Inc.	100.00	96.40	71.55	91.16	111.95	135.49
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NAREIT All Equity REIT Index	100.00	127.95	138.55	165.84	170.58	218.38

Item 6. Selected Financial Data (a)

	Years ended December 31,
	2014	2013	2012	2011	2010
Operations data:

Total revenues	$148,184,000	$139,598,000	$135,726,000	$129,988,000	$127,203,000
Expenses:
Property operating expenses	44,786,000	42,319,000	39,387,000	42,943,000	40,597,000
General and administrative	14,356,000	13,980,000	14,277,000	10,740,000	9,537,000
Management transition charges and employee termination costs	—	106,000	1,172,000	6,875,000	—
Acquisition transaction costs and terminated projects	2,870,000	182,000	116,000	1,436,000	3,958,000
Depreciation and amortization	38,700,000	44,405,000	43,289,000	41,862,000	34,102,000

Total expenses	100,712,000	100,992,000	98,241,000	103,856,000	88,194,000

Other:
Gain on sales	(6,413,000)	(609,000)	(997,000)	(130,000)	—
Impairment charges/(reversals), net	3,148,000	(172,000)	5,499,000	7,148,000	2,493,000

Total other	(3,265,000)	(781,000)	4,502,000	7,018,000	2,493,000

Operating income	50,737,000	39,387,000	32,983,000	19,114,000	36,516,000

Non-operating income and expense:
Interest expense	(32,301,000)	(34,762,000)	(38,289,000)	(40,963,000)	(45,799,000)
Early extinguishment of debt costs	(825,000)	(106,000)	(2,607,000)	—	—
Equity in income of unconsolidated joint ventures	—	—	1,481,000	1,671,000	484,000
Gain (loss) on exit from unconsolidated joint ventures	—	—	30,526,000	(7,961,000)	—

Total non-operating income and expense	(33,126,000)	(34,868,000)	(8,889,000)	(47,253,000)	(45,315,000)

Income (loss) from continuing operations	17,611,000	4,519,000	24,094,000	(28,139,000)	(8,799,000)

Income (loss) from discontinued operations	11,080,000	9,683,000	9,921,000	(80,375,000)	(35,385,000)

Net income (loss)	28,691,000	14,202,000	34,015,000	(108,514,000)	(44,184,000)

Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	370,000	247,000	(4,335,000)	2,507,000	1,613,000
Limited partners’ interest in Operating Partnership	(80,000)	(1,000)	26,000	2,446,000	1,282,000

Total net loss (income) attributable to noncontrolling interests	290,000	246,000	(4,309,000)	4,953,000	2,895,000

Net income (loss) attributable to Cedar Realty Trust, Inc.	28,981,000	14,448,000	29,706,000	(103,561,000)	(41,289,000)

Preferred stock dividends and redemption costs	(14,408,000)	(15,579,000)	(19,817,000)	(14,200,000)	(10,196,000)

Net income (loss) attributable to common shareholders	$14,573,000	$(1,131,000)	$9,889,000	$(117,761,000)	$(51,485,000)

Net income (loss) per common share attributable to common shareholders (basic and diluted):
Continuing operations	$0.04	$(0.17)	$0.05	$(0.64)	$(0.29)
Discontinued operations	0.14	0.14	0.08	(1.15)	(0.52)

	$0.18	$(0.03)	$0.13	$(1.79)	$(0.81)

Dividends to common shareholders	$15,841,000	$14,434,000	$14,402,000	$24,705,000	$17,749,000
Per common share	$0.20	$0.20	$0.20	$0.36	$0.27

Weighted average number of common shares - basic and diluted	75,311,000	68,381,000	68,017,000	66,387,000	63,843,000

Item 6. Selected Financial Data (a) (continued)

	Years ended December 31,
	2014	2013	2012	2011	2010
Balance sheet data:

Real estate, net	$1,208,962,000	$1,199,346,000	$1,194,444,000	$1,131,475,000	$1,089,434,000
Real estate held for sale/conveyance	16,508,000	70,757,000	107,097,000	248,461,000	392,597,000
Investment in unconsolidated joint ventures	—	—	—	44,743,000	52,466,000
Other assets	61,309,000	61,823,000	68,362,000	87,484,000	87,990,000

Total assets	$1,286,779,000	$1,331,926,000	$1,369,903,000	$1,512,163,000	$1,622,487,000

Mortgage loans payable/ credit facilities/ term loans	$665,388,000	$719,792,000	$745,168,000	$736,689,000	$680,718,000
Mortgage loans payable - real estate held for sale/conveyance	—	22,848,000	39,306,000	141,259,000	159,395,000
Other liabilities	46,140,000	53,638,000	63,679,000	73,827,000	76,850,000

Total liabilities	711,528,000	796,278,000	848,153,000	951,775,000	916,963,000
Noncontrolling interest - limited partners’ mezzanine OP Units	396,000	414,000	623,000	4,616,000	7,053,000
Equity:
Cedar Realty Trust, Inc. shareholders’ equity	569,552,000	527,677,000	513,656,000	493,843,000	630,066,000
Noncontrolling interests	5,303,000	7,557,000	7,471,000	61,929,000	68,405,000

Total equity	574,855,000	535,234,000	521,127,000	555,772,000	698,471,000

Total liabilities and equity	$1,286,779,000	$1,331,926,000	$1,369,903,000	$1,512,163,000	$1,622,487,000

Other data:
Funds From Operations (“FFO”) (b)	$40,273,000	$44,868,000	$26,717,000	$26,520,000	$29,510,000

Cash flows provided by (used in):
Operating activities	$50,885,000	$49,494,000	$50,362,000	$39,098,000	$41,702,000
Investing activities	$49,116,000	$(15,072,000)	$50,340,000	$(64,093,000)	$(29,834,000)
Financing activities	$(100,475,000)	$(37,971,000)	$(105,250,000)	$22,899,000	$(14,866,000)

Square feet of GLA	9,247,000	9,450,000	9,316,000	9,065,000	8,477,000
Percent occupied	92.9%	92.6%	92.0%	91.7%	91.0%
Average annualized base rent per square foot	$12.73	$12.31	$12.05	$11.65	$11.42

(a)	Reflects reclassifications, relating to certain properties, from “real estate held for sale/conveyance” to “real estate held for use” and from “discontinued operations” to continuing operations”. The reclassifications had no impact on the previously-reported net income (loss) attributable to common shareholders or earnings per share.
(b)	See Item 7 - “Management Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of FFO to net income (loss) attributable to common shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

Cedar Realty Trust, Inc. (the “Company”) is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At December 31, 2014, the Company owned and managed a portfolio of 59 operating properties (excluding properties “held for sale/conveyance”) totaling approximately 9.2 million square feet of gross leasable area (“GLA”). The portfolio was 93.3% leased and 92.9% occupied at December 31, 2014.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2014, the Company owned 99.5% of the Operating Partnership and is its sole general partner. The 393,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to long-term leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on grocery-anchored shopping centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities-based” properties should provide relatively stable revenue flows even during difficult economic times.

Significant Transactions - 2014

Acquisition

On March 21, 2014, the Company acquired Quartermaster Plaza located in Philadelphia, Pennsylvania. The purchase price for the property was approximately $92.3 million, of which approximately $53.4 million was funded from the assumption of (1) a $42.1 million mortgage loan payable, bearing interest at the rate of 5.3% per annum and maturing in October 2015, and (2) an $11.3 million mortgage loan payable, bearing interest at the rate of 5.5% per annum and payable in October 2014 (repaid in June 2014), with the remainder being funded from the Company’s unsecured revolving credit facility. The Company incurred costs of $2.9 million in connection with this acquisition.

Dispositions

During 2014, the Company sold or conveyed the following properties:

			Date	Sales
Property	Location	GLA	Sold	Price
Continuing operations:
Fairview Plaza	New Cumberland, PA	71,979	5/27/2014	$12,450,000
Carbondale Plaza	Carbondale, PA	120,689	7/18/2014	10,700,000
Virginia Little Creek	Norfolk, VA	69,620	8/22/2014	9,850,000
Annie Land Plaza	Lovingston, VA	42,500	9/26/2014	3,500,000
Smithfield Plaza	Smithfield, VA	134,664	10/21/2014	12,350,000
Blue Mountain Commons land parcel	Harrisburg, PA	n/a	10/22/2014	350,000
St. James Square	Hagerstown, MA	39,903	11/5/2014	4,125,000

				$53,325,000

Discontinued operations:
Harbor Square (f/k/a Shore Mall)	Egg Harbor, NJ	344,823	2/25/2014	$25,000,000
McCormick Place	Olmstead, OH	46,000	5/6/2014	2,679,000	(a)
Gahanna Discount Drug Mart Plaza	Columbus, OH	48,667	5/27/2014	4,982,000	(a)
Townfair Center	Indiana, PA	218,610	5/29/2014	22,600,000
Lake Raystown Plaza	Huntingdon, PA	142,559	6/25/2014	19,500,000

				$74,761,000

(a)	Lender accepted a deed-in-lieu of foreclosure on the property. Sales price represents mortgage loan payable, accrued interest and other expenses forgiven upon title transfer.

Debt

On February 11, 2014, the Company closed $150 million of unsecured term loans consisting of a five-year $75 million term loan, all of which was borrowed at closing, maturing on February 11, 2019, and a seven-year $75 million term loan, all of which was borrowed on June 24, 2014, maturing on February 11, 2021. See “Liquidity and Capital Resources” below for additional details.

During 2014, the Company repaid the following mortgage loans payable:

Property	Repayment Date	Maturity Date	Principal Payoff Amount
Virginia Little Creek	February 3, 2014	September 1, 2021	$295,000
Upland Square	February 11, 2014	October 26, 2014	$57,839,000
Kings Plaza	April 1, 2014	July 1, 2014	$7,188,000
Coliseum Marketplace	April 1, 2014	July 1, 2014	$11,045,000
Liberty Marketplace	April 1, 2014	July 1, 2014	$8,171,000
Trexler Mall	May 11, 2014	May 11, 2014	$19,479,000
Yorktowne Plaza	June 2, 2014	July 1, 2014	$18,726,000
Quartermaster Plaza	June 5, 2014	October 1, 2014	$11,217,000
Fieldstone Marketplace	July 11, 2014	July 11, 2014	$16,878,000
Mechanicsburg Center	August 1, 2014	November 1, 2014	$8,215,000
Smithfield Plaza	October 21, 2014	May 11, 2016	$6,616,000
Elmhurst Square	December 11, 2014	December 11, 2014	$3,638,000

Equity

In January 2014, the Company concluded a public offering of 6,900,000 shares of its common stock (including 900,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.3 million.

The Company has at-the-market offering programs, under which it may offer and sell, from time-to-time, shares of its common and preferred stock. During 2014, there were no shares sold under these programs.

Significant Transactions – Early 2015

On January 12, 2015, the Company concluded a public offering of 5,750,000 shares of its common stock (including 750,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.9 million.

On February 5, 2015, the Company amended its existing $310 million unsecured credit facility. In addition, the Company closed $100 million of new unsecured term loans. See “Liquidity and Capital Resources” below for additional details.

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

The Company allocates the fair value of real estate acquired to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the fair values of such assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, such as real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

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

Results of Operations

Comparison of 2014 to 2013

			Change
	2014	2013	Dollars	Percent
Revenues	$148,184,000	$139,598,000	$8,586,000	6.2%
Property operating expenses	(44,786,000)	(42,319,000)	(2,467,000)	5.8%

Property operating income	103,398,000	97,279,000	6,119,000
General and administrative	(14,356,000)	(13,980,000)	(376,000)	2.7%
Employee termination costs	—	(106,000)	106,000	n/a
Acquisition costs	(2,870,000)	(182,000)	(2,688,000)	n/a
Depreciation and amortization	(38,700,000)	(44,405,000)	5,705,000	-12.8%
Gain on sales	6,413,000	609,000	5,804,000	n/a
Impairment (charges)/reversal, net	(3,148,000)	172,000	(3,320,000)	n/a
Interest expense	(32,301,000)	(34,762,000)	2,461,000	-7.1%
Early extinguishment of debt costs	(825,000)	(106,000)	(719,000)	n/a

Income from continuing operations	17,611,000	4,519,000	13,092,000
Discontinued operations:
Income from operations	1,647,000	2,280,000	(633,000)	-27.8%
Impairment reversals/(charges), net	47,000	(3,049,000)	3,096,000	n/a
Gain on extinguishment of debt obligations	1,423,000	10,452,000	(9,029,000)	n/a
Gain on sales	7,963,000	—	7,963,000	n/a

Net income	28,691,000	14,202,000	14,489,000
Net loss attributable to noncontrolling interests	290,000	246,000	44,000

Net income attributable to Cedar Realty Trust, Inc.	$28,981,000	$14,448,000	$14,533,000

Revenues were higher primarily as a result of (1) an increase of $8.9 million in rental revenues and expense recoveries for properties acquired in the first quarter of 2014 and the fourth quarter of 2013, (2) an increase of $1.4 million in rental revenues and expense recoveries at the Company’s same-property portfolio, and (3) an increase of $0.6 million in rental revenues and expense recoveries at the Company’s redevelopment properties, partially offset by (1) a decrease of $2.0 million in rental revenues and expense recoveries at properties classified in 2014 as real estate held for sale/conveyance, both sold and still held for sale, and (2) a decrease of $0.2 million in management fee income related to the Cedar/RioCan joint venture; the management agreement was terminated effective January 31, 2013.

Property operating expenses were higher primarily as a result of (1) an increase of $1.5 million in property operating expenses at properties acquired in the first quarter of 2014 and the fourth quarter of 2013, (2) a $0.7 million increase in snow removal costs, and (3) a $0.6 million increase in other operating expenses, primarily repairs and maintenance and non-billable expenses.

Acquisition costs in 2014 relate to the purchase of Quartermaster Plaza, located in Philadelphia, Pennsylvania. Acquisition costs in 2013 relate to the purchase of Big Y Shopping Center, located in Fairfield County, Connecticut.

Depreciation and amortization expenses were lower primarily as a result of (1) accelerated depreciation of $6.7 million in 2013 relating to the redevelopment and lease up of vacant spaces which required the demolition of certain existing buildings resulting in accelerated depreciation expense, and (2) a reduction of $1.5 million in depreciation and amortization expense related to properties classified in 2014 as real estate held for sale/conveyance as the carrying values of these properties are now measured at the lower of depreciated cost or fair value, less cost to sell, partially offset by an increase of $2.5 million in depreciation and amortization expenses relating to properties acquired in the first quarter of 2014 and the fourth quarter of 2013.

Gain on sales in 2014 relates to the sales of properties treated as “held for sale/conveyance” subsequent to December 31, 2013. Gain on sales in 2013 relates to the sales of land parcels treated as “held for sale/conveyance”.

Impairment (charges)/reversals, net in 2014 relate to the impairments of properties classified in 2014 as real estate held for sale/conveyance. Impairment charges/(reversals) in 2013 relates to the $1.1 million partial cash recovery on a loan receivable previously written off, partially offset by $0.9 million of impairments relating to a property and land parcels.

Interest expense was lower primarily as a result of (1) $1.7 million as a result of a lower weighted average interest rate, and (2) $0.9 million as a result of a decrease in the overall outstanding principal balance of debt.

Early extinguishment of debt costs in 2014 and 2013 relates to defeasement fees and the write-off of unamortized fees associated with the prepayment of certain mortgage loans payable.

Discontinued operations for 2014 and 2013 include the results of operations, impairment reversals/(charges), net, gain on extinguishment of debt obligations, and gain on sales for properties sold or treated as “discontinued operations” on or before December 31, 2013, as more fully discussed elsewhere in this report.

Comparison of 2013 to 2012

			Change
	2013	2012	Dollars	Percent
Revenues	$139,598,000	$135,726,000	$3,872,000	2.9%
Property operating expenses	(42,319,000)	(39,387,000)	(2,932,000)	7.4%

Property operating income	97,279,000	96,339,000	940,000
General and administrative	(13,980,000)	(14,277,000)	297,000	-2.1%
Employee termination costs	(106,000)	(1,172,000)	1,066,000	n/a
Acquisition costs	(182,000)	(116,000)	(66,000)	n/a
Depreciation and amortization	(44,405,000)	(43,289,000)	(1,116,000)	2.6%
Gain on sales	609,000	997,000	(388,000)	n/a
Impairment reversal/(charges), net	172,000	(5,499,000)	5,671,000	n/a
Interest expense	(34,762,000)	(38,289,000)	3,527,000	-9.2%
Early extinguishment of debt costs	(106,000)	(2,607,000)	2,501,000	n/a
Equity in income of unconsolidated joint ventures	—	1,481,000	(1,481,000)	n/a
Gain on exit from unconsolidated joint ventures	—	30,526,000	(30,526,000)	n/a

Income from continuing operations	4,519,000	24,094,000	(19,575,000)
Discontinued operations:
Income from operations	2,280,000	5,526,000	(3,246,000)	-58.7%
Impairment charges, net	(3,049,000)	(284,000)	(2,765,000)	n/a
Gain on extinguishment of debt obligations	10,452,000	—	10,452,000	n/a
Gain on sales	—	4,679,000	(4,679,000)	n/a

Net income	14,202,000	34,015,000	(19,813,000)
Net loss (income) attributable to noncontrolling interests	246,000	(4,309,000)	4,555,000

Net income attributable to Cedar Realty Trust, Inc.	$14,448,000	$29,706,000	$(15,258,000)

Revenues were higher primarily as a result of (1) an increase of $5.7 million in rental revenues and expense recoveries at properties acquired in 2013 and 2012, (2) an increase of $2.3 million in rental revenues and expense recoveries at other operating properties, (3) an increase of $1.0 million in revenues at redevelopment properties, and (4) an increase of $0.2 million in rental revenues and expense recoveries at properties classified in 2014 as real estate held for sale/conveyance, partially offset by (1) a decrease of $3.0 million in lease termination income and (2) a decrease of $2.4 million in management fee income related to the Cedar/RioCan joint venture; the management agreement was terminated effective January 31, 2013.

Property operating expenses were higher primarily as a result of (1) an increase of $1.5 million in property operating expenses at properties acquired in 2013 and 2012, (2) an increase of $1.2 million in snow removal costs, and (3) an increase of $0.7 million in other operating expenses, partially offset by a decrease of $0.4 million in payroll and related benefits and costs.

Employee termination costs in 2012 reflect separation arrangements and terminations of employment agreements relating primarily to employee headcount reductions instituted in connection with property dispositions and the exit from the Cedar/RioCan joint venture. Such costs consist of (1) $0.7 million in severance and benefits, (2) $0.4 million in the accelerated vesting of share-based compensation grants, and (3) $0.1 million of other costs.

Acquisition costs in 2013 relate to the purchase of Big Y Shopping Center located in Fairfield County, Connecticut. Acquisition costs in 2012 relate to the purchases of (1) Meadows Marketplace, located in Hershey, Pennsylvania, (2) Fieldstone Marketplace, located in New Bedford, Massachusetts, and (3) Franklin Village Plaza, located in Franklin, Massachusetts.

Depreciation and amortization expenses were higher primarily as a result of (1) an increase of $2.3 million relating to properties acquired in 2013 and 2012, (2) an increase of $0.5 million in depreciation relating to the redevelopment and lease up of vacant spaces which required the demolition of certain existing buildings resulting in accelerated depreciation expense (2013 - $6.7 million and 2012 - $6.2 million), offset by a $1.8 million reduction due to the completion of scheduled depreciation and amortization.

Gain on sales in 2013 and 2012 relate principally to sales of land parcels treated as “held for sale/conveyance”.

Impairment reversals/(charges), net in 2013 relates to the $1.1 million partial cash recovery on a loan receivable previously written off, partially offset by $0.9 million of impairments relating to a property and land parcels. Impairment reversals/(charges), net in 2012 relates to (1) the $4.4 million write-off of the aforementioned loan receivable, and (2) $1.1 million of impairments relating to certain land parcels treated as “held for sale/conveyance”.

Interest expense was lower primarily as a result of (1) $4.0 million as a result of a lower weighted average interest rate, and (2) $0.3 million relating to a decrease in amortization expense of deferred financing costs, partially offset by a (1) a $0.4 million decrease in capitalized interest, and (2) a $0.2 million increase due to the overall outstanding principal balance of debt.

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

Gain on exit from unconsolidated joint venture in 2012 relates to the exit from the Cedar/RioCan joint venture.

Discontinued operations for 2013 and 2012 include the results of operations, impairment charges, net, gain on extinguishment of debt obligations, and gain on sales for properties sold or treated as “discontinued operations” on or before December 31, 2013, as more fully discussed elsewhere in this report.

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

	Years ended December 31,
	2014	2013

Consolidated operating income	$50,737,000	$39,387,000
Add (deduct):
General and administrative	14,356,000	13,980,000
Employee termination costs	—	106,000
Acquisition costs	2,870,000	182,000
Gain on sales	(6,413,000)	(609,000)
Impairment charges/(reversal)	3,148,000	(172,000)
Depreciation and amortization	38,700,000	44,405,000
Corporate costs included in property expenses	4,660,000	5,455,000
Management fee income	—	(191,000)
Straight-line rents	(761,000)	(1,387,000)
Amortization of intangible lease liabilities	(4,322,000)	(4,441,000)
Internal management fees charged to properties	(3,486,000)	(3,359,000)
Lease termination income and other adjustments	291,000	(223,000)

Consolidated NOI	99,780,000	93,133,000
Less NOI related to properties not defined as same-property	(24,742,000)	(19,424,000)

Same-property NOI	$75,038,000	$73,709,000

Number of same properties	50	50
Same-property occupancy, end of period	93.3%	93.8%
Same-property leased, end of period	93.8%	94.2%
Same-property average base rent, end of period	$12.87	$12.71

Same-property NOI for the comparative periods increased by 1.8%. The results reflect an increase in average base rent of $0.16 per square foot, partially offset by a reduction in occupancy of 50 basis points (“bps”). Same-property NOI increased 1.2% excluding the re-tenanting impact from replacing the dark anchor at Oakland Commons with a Walmart Neighborhood Market.

Leasing Activity

The following is a summary of the Company’s leasing activity during 2014:

	Leases signed	GLA	New rent per sq.ft. ($)	Prior rent per sq.ft. ($)	Cash basis % change	Tenant improvements per sq.ft. ($) (a)
Renewals	136	969,900	13.29	12.17	9.2%	0.00
New Leases - Comparable	23	102,300	15.52	14.09	10.2%	13.59
New Leases - Non-Comparable	14	56,600	18.52	n/a	n/a	17.51

Total (b)	173	1,128,800	13.75	n/a	n/a	2.11

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	For 2014, legal fees and lease commissions averaged a combined total of $2.05 per square foot.

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

On February 5, 2015, the Company amended its existing $310 million unsecured credit facility, which consists of (1) a $260 million revolving credit facility, expiring on February 5, 2019, and (2) a $50 million term loan, expiring on February 5, 2020. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Borrowings under the revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps on February 5, 2015) and borrowing under the term loan component can range from 130 to 190 bps (145 bps on February 5, 2015), based on the Company’s leverage ratio. As of December 31, 2014, the Company had $187.7 million available for additional borrowings under the revolving credit facility.

On February 11, 2014, the Company closed $150 million of unsecured term loans comprised of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. As amended on February 5, 2015, borrowing under the five-year $75 million term loan can range from LIBOR plus 130 bps to 190 bps (145 bps on February 5, 2015) and borrowings under the seven-year $75 million term loan can range from LIBOR plus 170 bps to 230 bps (180 bps on February 5, 2015), each based on the Company’s leverage ratio. Additionally, the Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans beginning July 1, 2014 through their maturities. Reflecting the February 5, 2015 amendment, the new effective fixed interest rates are 3.1% for the five-year $75 million term loan and 4.1% for the seven-year $75 million term loan.

On February 5, 2015, the Company closed $100 million of new unsecured term loans comprised of a five-year $50 million term loan maturing February 5, 2020 (all of which was borrowed at closing), and a seven-year $50 million term loan maturing February 5, 2022. Proceeds from the seven-year term loan can be drawn at any time from closing until July 1, 2015. Borrowings under the five-year $50 million term loan can range from 130 to 190 bps (145 bps on February 5, 2015) and borrowing under the seven-year $50 million term loan can range from LIBOR plus 155 bps to 215 bps (170 bps as of February 5, 2015), each based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which converted the LIBOR rates to fixed rates for these term loans beginning July 1, 2015 through their maturities. As a result, the effective fixed interest rates will be 2.9% for the five-year $50 million term loan and 3.4% for the seven-year $50 million term loan.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the loan agreements could result in the acceleration of the related debt. As of December 31, 2014, the Company is in compliance with all financial covenants.

Debt is comprised of the following at December 31, 2014:

		Interest rates
Description	Balance outstanding	Weighted - average	Range
Fixed-rate mortgages	$393,388,000	5.4%	3.1% - 7.5%
Unsecured credit facilities:
Revolving credit facility	72,000,000	1.9%
Term loan	50,000,000	1.9%
Term loan	75,000,000	3.2%
Term loan	75,000,000	4.1%

	$665,388,000	4.3%

For 2015, the Company has approximately $6.1 million of scheduled debt principal amortization payments and $104.4 million of scheduled balloon payments. Substantially all 2015 debt requirements will be refinanced from the proceeds of the $100 million unsecured term loans which closed on February 5, 2015 (see above).

Property-specific mortgage loans payable mature at various dates through 2029. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

On January 13, 2014, the Company concluded a public offering of 6,900,000 shares of its common stock (including 900,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.3 million.

The Company has at-the-market offering programs, under which it may offer and sell, from time-to-time, shares of its common and preferred stock. During 2014, there were no shares sold under these programs.

On January 12, 2015, the Company concluded a public offering of 5,750,000 shares of its common stock (including 750,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.9 million.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2014 and 2013. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Contractual obligations and commercial commitments

The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at December 31, 2014:

	Maturity Date
	2015	2016	2017	2018	2019	Thereafter	Total

Debt:

Mortgage loans payable (a)	$110,479,000	$133,018,000	$62,923,000	$20,158,000	$2,037,000	$64,773,000	$393,388,000
Unsecured revolving credit facility (b)	—	—	—	—	72,000,000	—	72,000,000

Unsecured term loans (c)	—	—	—	—	75,000,000	125,000,000	200,000,000

Interest payments (d)	26,447,000	20,482,000	11,230,000	9,722,000	6,859,000	11,214,000	85,954,000

Operating lease obligations	1,530,000	1,537,000	1,004,000	851,000	865,000	10,207,000	15,994,000

Total	$138,456,000	$155,037,000	$75,157,000	$30,731,000	$156,761,000	$211,194,000	$767,336,000

(a)	Substantially all 2015 debt requirements will be refinanced from the proceeds of the unsecured term loans which closed on February 5, 2015.
(b)	As amended on February 5, 2015, the 2019 amount is subject to a one-year extension option, and was originally due in 2016.
(c)	As amended on February 5, 2015, the “Thereafter” amount includes a $50 million term loan originally due in 2018.
(d)	Represents interest payments expected to be incurred on the Company’s debt obligations as of December 31, 2014, including interest that may subsequently be capitalized. For variable-rate debt, the rate in effect at December 31, 2014 is assumed to remain in effect until the maturities of the respective obligations.

Net Cash Flows

	December 31,
	2014	2013	2012
Cash flows provided by (used in):
Operating activities	$50,885,000	$49,494,000	$50,362,000
Investing activities	$49,116,000	$(15,072,000)	$50,340,000
Financing activities	$(100,475,000)	$(37,971,000)	$(105,250,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $57.3 million and $53.2 million for 2014 and 2013, respectively. The $4.1 million increase was primarily attributable to a reduction in interest expense of $3.8 million, as property operating income contributed by acquisitions, net of acquisition costs, was substantially offset by a reduction in property operating income associated with properties sold. The net change in operating assets and liabilities from 2014 to 2013 was $2.7 million, primarily due from the timing of collections of receivables and payments of accounts payable and accrued liabilities.

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $53.2 million and $53.2 million for 2013 and 2012, respectively. These results remained consistent, as property operating income contributed by acquisitions, net of acquisition costs, and reductions in interest expense and property-level and general administrative overhead savings resulting from employee headcount reductions implemented by management in the latter part of 2012 was substantially offset by a reduction in property operating income associated with properties sold. The net change in operating assets and liabilities from 2013 to 2012 was a $0.9 million decrease, primarily due from the timing of collections of receivables and payments of accounts payable and accrued liabilities.

Investing Activities

Net cash flows provided (used) by investing activities were primarily the result of the Company’s property disposition activities, property acquisitions and expenditures for property improvements. During 2014, the Company received $102.1 million in proceeds from sales of properties classified as held for sale/conveyance and received $2.1 million in construction escrows and other, offset by the purchase of a shopping center for $38.9 million, and expenditures of $16.3 million for property improvements. During 2013, the Company purchased a shopping center for $32.8 million, had expenditures of $20.3 million for property improvements, offset by $34.7 million in proceeds from sales of properties classified as held for sale/conveyance, $2.2 million in proceeds from construction escrows and other, and a $1.1 million repayment of a note receivable. During 2012, the Company received $41.6 million in proceeds from the exit of the Cedar/RioCan unconsolidated joint venture, $34.9 million from sales of properties classified as held for sale/conveyance, $2.8 million in distributions from the Cedar/RioCan unconsolidated joint venture, and $2.4 million in construction escrows and other, offset by expenditures of $31.3 million for property improvements.

Financing Activities

During 2014, the Company made $177.1 million of repayments of mortgage loans payable, $81.5 million of net repayments under the revolving credit facility, $30.2 million of preferred and common stock distributions, $1.3 million in payments of debt financing costs, $1.0 million of distributions to consolidated joint venture minority interests and limited partners, and a $0.4 million payment for the redemption of OP Units, offset by borrowings of $150.0 million under new term loans and net proceeds of $41.2 million from the sale of common stock. During 2013, the Company made $77.1 million of repayments of mortgage loans payable, a $75.0 million repayment of a term loan, $35.0 million for the redemption of the 8.875% Series A Cumulative Redeemable Preferred Stock, $28.9 million of preferred and common stock distributions, $1.9 million in payments of debt financing costs, a $1.6 million payment for the purchase of the remaining minority interest in a consolidated joint venture, $0.7 million of distributions to consolidated joint venture minority interests and limited partners, and a $0.2 million payment for the redemption of OP Units, offset by $72.5 million of net advances under the revolving credit facility, $59.8 million of net proceeds from the sale of shares of its 7.25% Series B Cumulative Redeemable Preferred Stock, and a $50.0 million advance under a term loan. During 2012, the Company paid $124.9 million for redemptions and repurchases of shares of its 8.875% Series A cumulative Redeemable Preferred Stock, made $85.3 million of net repayments under the revolving credit facility, $79.6 million of repayments of mortgage loans payable, $29.2 million of preferred and common stock distributions, a $6.1 million payment for the purchase of the remaining minority interest in a consolidated joint venture, $4.9 million in payments of debt financing costs, and $4.3 million of distributions to consolidated joint venture minority interests and limited partners, offset by $124.4 million of net proceeds from the sale of shares of its 7.25% Series B Cumulative Redeemable Preferred Stock, a $75.0 million advance under a term loan, and $30.0 million in proceeds from mortgage refinancings.

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

The Company computes FFO in accordance with the “White Paper” published by the National Association of Real Estate Investment Trusts (“NAREIT”), which defines FFO as net income applicable to common shareholders (determined in accordance with GAAP), excluding impairment charges, gains or losses from debt restructurings and sales of properties, plus real estate-related depreciation and amortization, and after adjustments for partnerships and joint ventures (which are computed to reflect FFO on the same basis). FFO does not represent cash generated from operating activities and should not be considered as an alternative to net income applicable to common shareholders or to cash flow from operating activities. FFO is not indicative of cash available to fund ongoing cash needs, including the ability to make cash distributions. Although FFO is a measure used for comparability in assessing the performance of REITs, as the NAREIT White Paper only provides guidelines for computing FFO, the computation of FFO may vary from one company to another. The following table sets forth the Company’s calculations of FFO for 2014, 2013 and 2012:

	Years ended December 31,
	2014	2013	2012
Net income (loss) attributable to common shareholders	$14,573,000	$(1,131,000)	$9,889,000
Add (deduct):
Real estate depreciation and amortization	38,365,000	45,280,000	44,335,000
Limited partners’ interest	80,000	1,000	(26,000)
Impairment charges	3,101,000	2,877,000	5,783,000
Gain on sales	(14,376,000)	(609,000)	(5,676,000)
Gain on exit from unconsolidated joint ventures	—	—	(30,526,000)
Consolidated minority interests:
Share of (loss) income	(370,000)	(247,000)	4,335,000
Share of FFO	(1,100,000)	(1,303,000)	(4,562,000)
Unconsolidated joint venture
Share of income	—	—	(1,481,000)
Share of FFO	—	—	4,646,000

FFO	$40,273,000	$44,868,000	$26,717,000

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

One of the principal market risks facing the Company is the risk of interest rate changes, primarily through its variable-rate revolving credit facility and term loans. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at either fixed rates or at variable rates and enter into derivative financial instruments, such as interest rate swaps, to mitigate its interest rate risk. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company is not subject to foreign currency risk.

On February 11, 2014, the Company closed $150 million of unsecured term loans. The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2014 through their maturities. As a result, the effective fixed interest rates are 3.2% for the $75.0 million five-year term loan and 4.1% for the $75.0 million seven-year term loan at December 31, 2014, based on the Company’s current leverage ratio. At December 31, 2014, the Company had $2,777,000 included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the $150 million unsecured term loans.

On February 5, 2015, the Company closed $100 million of additional unsecured term loans. The Company also entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for the new term loans beginning July 1, 2015 through their maturities. As a result, the effective fixed interest rates will be 2.9% for the $50.0 million five-year term loan and 3.4% for the $50.0 million seven-year term loan, based on the Company’s leverage ratio at closing.

At December 31, 2014, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. The average interest rate on the $543.4 million of fixed-rate indebtedness outstanding was 4.9%, with maturities at various dates through 2029. The average interest rate on the $122.0 million of unsecured variable-rate revolving credit facility and term loan was 1.9%. With respect to the $122.0 million of variable-rate debt outstanding at December 31, 2014, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.2 million per annum.

Item 8. Financial Statements and Supplementary Data

All other schedules have been omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Realty Trust, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cedar Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York February 19, 2015

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013

ASSETS
Real estate:
Land	$312,868,000	$288,864,000
Buildings and improvements	1,163,305,000	1,162,087,000

	1,476,173,000	1,450,951,000
Less accumulated depreciation	(267,211,000)	(251,605,000)

Real estate, net	1,208,962,000	1,199,346,000

Real estate held for sale/conveyance	16,508,000	70,757,000
Cash and cash equivalents	3,499,000	3,973,000
Restricted cash	7,859,000	11,063,000
Receivables	18,405,000	18,492,000
Other assets and deferred charges, net	31,546,000	28,295,000

TOTAL ASSETS	$1,286,779,000	$1,331,926,000

LIABILITIES AND EQUITY
Mortgage loans payable	$393,388,000	$516,292,000
Mortgage loans payable - real estate held for sale/conveyance	—	22,848,000
Unsecured revolving credit facility	72,000,000	153,500,000
Unsecured term loans	200,000,000	50,000,000
Accounts payable and accrued liabilities	22,364,000	22,666,000
Unamortized intangible lease liabilities	23,776,000	26,868,000
Unamortized intangible lease liabilities - real estate held for sale/conveyance	—	4,104,000

Total liabilities	711,528,000	796,278,000

Noncontrolling interest - limited partners’ mezzanine OP Units	396,000	414,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 79,213,000 and 72,200,000 shares, issued and outstanding, respectively)	4,753,000	4,332,000
Treasury stock (3,344,000 and 3,514,000 shares, respectively, at cost)	(18,803,000)	(20,191,000)
Additional paid-in capital	791,174,000	747,997,000
Cumulative distributions in excess of net income	(395,087,000)	(393,819,000)
Accumulated other comprehensive loss	(3,146,000)	(1,303,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	569,552,000	527,677,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	2,872,000	4,202,000
Limited partners’ OP Units	2,431,000	3,355,000

Total noncontrolling interests	5,303,000	7,557,000

Total equity	574,855,000	535,234,000

TOTAL LIABILITIES AND EQUITY	$1,286,779,000	$1,331,926,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2014	2013	2012
REVENUES
Rents	$116,505,000	$110,353,000	$104,187,000
Expense recoveries	31,392,000	28,691,000	25,518,000
Other	287,000	554,000	6,021,000

Total revenues	148,184,000	139,598,000	135,726,000

EXPENSES
Operating, maintenance and management	26,604,000	24,418,000	22,343,000
Real estate and other property-related taxes	18,182,000	17,901,000	17,044,000
General and administrative	14,356,000	13,980,000	14,277,000
Employee termination costs	—	106,000	1,172,000
Acquisition costs	2,870,000	182,000	116,000
Depreciation and amortization	38,700,000	44,405,000	43,289,000

Total expenses	100,712,000	100,992,000	98,241,000

OTHER
Gain on sales	(6,413,000)	(609,000)	(997,000)
Impairment charges/(reversal), net	3,148,000	(172,000)	5,499,000

Total other	(3,265,000)	(781,000)	4,502,000

OPERATING INCOME	50,737,000	39,387,000	32,983,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(32,301,000)	(34,762,000)	(38,289,000)
Early extinguishment of debt costs	(825,000)	(106,000)	(2,607,000)
Equity in income of unconsolidated joint venture	—	—	1,481,000
Gain on exit from unconsolidated joint venture	—	—	30,526,000

Total non-operating income and expense	(33,126,000)	(34,868,000)	(8,889,000)

INCOME FROM CONTINUING OPERATIONS	17,611,000	4,519,000	24,094,000

DISCONTINUED OPERATIONS
Income from operations	1,647,000	2,280,000	5,526,000
Impairment reversals/(charges), net	47,000	(3,049,000)	(284,000)
Gain on extinguishment of debt obligations	1,423,000	10,452,000	—
Gain on sales	7,963,000	—	4,679,000

Total income from discontinued operations	11,080,000	9,683,000	9,921,000

NET INCOME	28,691,000	14,202,000	34,015,000

Less, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	370,000	247,000	(4,335,000)
Limited partners’ interest in Operating Partnership	(80,000)	(1,000)	26,000

Total net loss (income) attributable to noncontrolling interests	290,000	246,000	(4,309,000)

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	28,981,000	14,448,000	29,706,000

Preferred stock dividends	(14,408,000)	(14,413,000)	(14,819,000)
Preferred stock redemption costs	—	(1,166,000)	(4,998,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$14,573,000	$(1,131,000)	$9,889,000

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$0.04	$(0.17)	$0.05
Discontinued operations	0.14	0.14	0.08

	$0.18	$(0.03)	$0.13

Weighted average number of common shares - basic and diluted	75,311,000	68,381,000	68,017,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2014	2013	2012

Net income	$28,691,000	$14,202,000	$34,015,000

Other comprehensive income - unrealized (loss) gain on change in fair value of cash flow hedges:
Consolidated	(1,858,000)	1,260,000	836,000
Unconsolidated	—	—	118,000

Comprehensive income	26,833,000	15,462,000	34,969,000

Comprehensive loss (income) attributable to noncontrolling interests	305,000	243,000	(4,309,000)

Comprehensive income attributable to Cedar Realty Trust, Inc.	$27,138,000	$15,705,000	$30,660,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2014, 2013 and 2012

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss)	Total

BALANCE, DECEMBER 31, 2011	6,400,000	158,575,000	67,928,000	4,076,000	(10,528,000)	718,974,000	(373,741,000)	(3,513,000)	493,843,000
Net income (loss)	—	—	—	—	—	—	29,706,000	—	29,706,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	835,000	835,000
Unrealized gain on change in fair value of cash flow hedge - unconsolidated joint venture	—	—	—	—	—	—	—	118,000	118,000
Share-based compensation, net	—	—	2,754,000	165,000	(11,174,000)	14,631,000	—	—	3,622,000
Net proceeds from sales of Series B shares	5,429,000	128,787,000	—	—	—	(4,417,000)	—	—	124,370,000

Redemptions/repurchases of Series A shares	(4,992,000)	(123,693,000)	—	—	—	3,754,000	(4,998,000)	—	(124,937,000)
Common stock sales and issuance expenses, net	—	—	1,000	—	—	(172,000)	—	—	(172,000)
Preferred stock dividends	—	—	—	—	—	—	(14,819,000)	—	(14,819,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(14,402,000)	—	(14,402,000)
Conversions of OP Units into common stock	—	—	1,134,000	68,000	—	7,827,000	—	—	7,895,000
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	2,000	—	—	2,000
Acquisition of noncontrolling interest	—	—	—	—	—	7,595,000	—	—	7,595,000
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2012	6,837,000	163,669,000	71,817,000	4,309,000	(21,702,000)	748,194,000	(378,254,000)	(2,560,000)	513,656,000
Net income (loss)	—	—	—	—	—	—	14,448,000	—	14,448,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,257,000	1,257,000
Share-based compensation, net	—	—	378,000	23,000	1,511,000	1,814,000	—	—	3,348,000
Net proceeds from sales of Series B shares	2,521,000	61,874,000	—	—	—	(2,025,000)	—	—	59,849,000
Redemption of Series A shares	(1,408,000)	(34,882,000)	—	—	—	1,056,000	(1,166,000)	—	(34,992,000)
Common stock sales and issuance expenses, net	—	—	2,000	—	—	(64,000)	—	—	(64,000)
Preferred stock dividends	—	—	—	—	—	—	(14,413,000)	—	(14,413,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(14,434,000)	—	(14,434,000)
Conversions of OP Units into common stock	—	—	3,000	—	—	24,000	—	—	24,000
Issuance of OP Units	—	—	—	—	—	—	—	—	—
Redemptions of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	(498,000)	—	—	(498,000)
Acquisition of noncontrolling interest	—	—	—	—	—	(504,000)	—	—	(504,000)
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2013	7,950,000	$190,661,000	72,200,000	$4,332,000	$(20,191,000)	$747,997,000	$(393,819,000)	$(1,303,000)	$527,677,000
Net income (loss)	—	—	—	—	—	—	28,981,000	—	28,981,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(1,843,000)	(1,843,000)
Share-based compensation, net	—	—	60,000	4,000	1,388,000	1,947,000	—	—	3,339,000
Common stock sales and issuance expenses, net	—	—	6,902,000	414,000	—	40,749,000	—	—	41,163,000
Preferred stock dividends	—	—	—	—	—	—	(14,408,000)	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(15,841,000)	—	(15,841,000)
Conversions of OP Units into common stock	—	—	51,000	3,000	—	368,000	—	—	371,000
Redemptions of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	113,000	—	—	113,000

BALANCE, DECEMBER 31, 2014	7,950,000	$190,661,000	79,213,000	$4,753,000	$(18,803,000)	$791,174,000	$(395,087,000)	$(3,146,000)	$569,552,000

	Noncontrolling Interests
	Minority
	interests in	Limited
	consolidated	partners’		Total
	joint ventures	OP Units	Total	equity

BALANCE, DECEMBER 31, 2011	56,511,000	5,418,000	61,929,000	555,772,000
Net income (loss)	4,335,000	(35,000)	4,300,000	34,006,000
Unrealized gain on change in fair value of cash flow hedges	—	1,000	1,000	836,000
Unrealized gain on change in fair value of cash flow hedge - unconsolidated joint venture	—	—	—	118,000
Share-based compensation, net	—	—	—	3,622,000
Net proceeds from sales of Series B shares	—	—	—	124,370,000
Redemptions/repurchases of Series A shares	—	—	—	(124,937,000)
Common stock sales and issuance expenses, net	—	—	—	(172,000)
Preferred stock dividends	—	—	—	(14,819,000)
Distributions to common shareholders/noncontrolling interests	(4,182,000)	(74,000)	(4,256,000)	(18,658,000)
Conversions of OP Units into common stock	—	(3,998,000)	(3,998,000)	3,897,000
Reallocation adjustment of limited partners’ interest	—	78,000	78,000	80,000
Acquisition of noncontrolling interest	(13,743,000)	—	(13,743,000)	(6,148,000)
Disposition of noncontrolling interest	(36,840,000)	—	(36,840,000)	(36,840,000)

BALANCE, DECEMBER 31, 2012	6,081,000	1,390,000	7,471,000	521,127,000
Net income (loss)	(247,000)	3,000	(244,000)	14,204,000
Unrealized gain on change in fair value of cash flow hedges	—	3,000	3,000	1,260,000
Share-based compensation, net	—	—	—	3,348,000
Net proceeds from sales of Series B shares	—	—	—	59,849,000
Redemption of Series A shares	—	—	—	(34,992,000)
Common stock sales and issuance expenses, net	—	—	—	(64,000)
Preferred stock dividends	—	—	—	(14,413,000)
Distributions to common shareholders/noncontrolling interests	(665,000)	(38,000)	(703,000)	(15,137,000)
Conversions of OP Units into common stock	—	(24,000)	(24,000)	—
Issuance of OP Units	—	1,500,000	1,500,000	1,500,000
Redemptions of OP Units	—	(10,000)	(10,000)	(10,000)
Reallocation adjustment of limited partners’ interest	—	531,000	531,000	33,000
Acquisition of noncontrolling interest	(1,048,000)	—	(1,048,000)	(1,552,000)
Disposition of noncontrolling interest	81,000	—	81,000	81,000

BALANCE, DECEMBER 31, 2013	4,202,000	3,355,000	7,557,000	535,234,000
Net income (loss)	(370,000)	69,000	(301,000)	28,680,000
Unrealized gain on change in fair value of cash flow hedges	—	(13,000)	(13,000)	(1,856,000)
Share-based compensation, net	—	—	—	3,339,000
Common stock sales and issuance expenses, net	—	—	—	41,163,000
Preferred stock dividends	—	—	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	(960,000)	(74,000)	(1,034,000)	(16,875,000)
Conversions of OP Units into common stock	—	(371,000)	(371,000)	—
Redemptions of OP Units	—	(437,000)	(437,000)	(437,000)
Reallocation adjustment of limited partners’ interest	—	(98,000)	(98,000)	15,000

BALANCE, DECEMBER 31, 2014	$2,872,000	$2,431,000	$5,303,000	$574,855,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013	2012
OPERATING ACTIVITIES
Net income	$28,691,000	$14,202,000	$34,015,000
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	3,101,000	2,877,000	5,783,000
Gain on extinguishment of debt obligations	(1,423,000)	(10,452,000)	—
Gain on sales	(14,376,000)	(609,000)	(5,676,000)
Straight-line rents	(761,000)	(1,481,000)	(997,000)
Provision for doubtful accounts	1,985,000	1,572,000	2,826,000
Depreciation and amortization	38,700,000	45,663,000	44,674,000
Amortization of intangible lease liabilities	(4,322,000)	(4,446,000)	(5,364,000)
Expense relating to share-based compensation, net	3,531,000	3,701,000	3,561,000
Amortization (including accelerated write-off) of deferred financing costs	2,158,000	2,162,000	4,875,000
Equity in income of unconsolidated joint venture	—	—	(1,481,000)
Distributions from unconsolidated joint venture	—	—	1,481,000
Gain on exit from unconsolidated joint venture	—	—	(30,526,000)
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(2,989,000)	(1,606,000)	(307,000)
Prepaid expenses and other	(2,460,000)	(2,696,000)	(195,000)
Accounts payable and accrued liabilities	(950,000)	607,000	(2,307,000)

Net cash provided by operating activities	50,885,000	49,494,000	50,362,000

INVESTING ACTIVITIES
Acquisition of real estate	(38,861,000)	(32,818,000)	—
Expenditures for real estate improvements	(16,254,000)	(20,288,000)	(31,271,000)
Net proceeds from sales of real estate	102,124,000	34,713,000	34,858,000
Net proceeds from exit from unconsolidated joint venture	—	—	41,551,000
Distributions of capital from unconsolidated joint venture	—	—	2,846,000
Repayment of note receivable	—	1,100,000	—
Construction escrows and other	2,107,000	2,221,000	2,356,000

Net cash provided (used) by investing activities	49,116,000	(15,072,000)	50,340,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	(231,500,000)	(105,000,000)	(437,439,000)
Advances under revolving credit facility	150,000,000	177,500,000	352,122,000
Advances under term loans	150,000,000	50,000,000	75,000,000
Repayment under term loan	—	(75,000,000)	—
Proceeds from mortgage refinancings	—	—	30,000,000
Mortgage repayments	(177,094,000)	(77,069,000)	(79,637,000)
Payments of debt financing costs	(1,312,000)	(1,893,000)	(4,944,000)
Noncontrolling interests:
Purchase of joint venture minority interests share	—	(1,552,000)	(6,148,000)
Distributions to consolidated joint venture minority interests	(960,000)	(665,000)	(4,182,000)
Distributions to limited partners	(86,000)	(52,000)	(99,000)
Redemptions of OP Units	(437,000)	(170,000)	—
Common stock sales less issuance expenses, net	41,163,000	(64,000)	(172,000)
Net proceeds from sales of preferred stock	—	59,849,000	124,370,000
Redemption of preferred stock	—	(34,992,000)	(124,937,000)
Preferred stock dividends	(14,408,000)	(14,429,000)	(14,782,000)
Distributions to common shareholders	(15,841,000)	(14,434,000)	(14,402,000)

Net cash (used in) financing activities	(100,475,000)	(37,971,000)	(105,250,000)

Net (decrease) in cash and cash equivalents	(474,000)	(3,549,000)	(4,548,000)
Cash and cash equivalents at beginning of year	3,973,000	7,522,000	12,070,000

Cash and cash equivalents at end of year	$3,499,000	$3,973,000	$7,522,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At December 31, 2014, the Company owned and managed a portfolio of 59 operating properties (excluding properties “held for sale/conveyance”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2014, the Company owned a 99.5% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.5% at December 31, 2014) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 393,000 OP Units outstanding at December 31, 2014 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

economic performance, and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Significant judgments related to these determinations include estimates about the current and future fair values, performance of real estate held by these VIEs, and general market conditions.

The Company has a 60%-owned joint venture originally formed to develop the project known as Crossroads II. This joint venture is consolidated as it is deemed to be a VIE and the Company is the primary beneficiary. The Company (1) guarantees all related debt, (2) does not require its partners to fund additional capital requirements, (3) has an economic interest greater than its voting proportion and (4) participates in the management activities that significantly impact the performance of the joint venture. At December 31, 2014, this VIE owned real estate with a carrying value of $40.5 million and no mortgage loan payable.

With respect to its two other consolidated joint venture properties at December 31, 2014 (New London Mall and San Souci Plaza), the Company is the general partner and has a partnership interest of 40% in each. As such entities are not VIEs, and the Company is the sole general partner and exercises substantial operating control over these entities, the Company has determined that such entities should be consolidated. On January 23, 2015, the Company acquired the New London joint venture’s 60% ownership interest, giving the Company a 100% ownership interest in this property. The purchase price was $27.3 million, consisting of $10.9 million in cash, and $16.4 million representing the 60% share of the in-place mortgage financing.

The Company also had two 60%-owned joint ventures originally formed to develop the projects known as Heritage Crossings and Upland Square. Heritage Crossings was sold in May 2013 (see Note 4 – “Discontinued Operations”) and the Company acquired the remaining 40% interest in Upland Square in October 2013 (see Note 3 – “Real Estate”). Prior to these respective dates, these joint ventures were consolidated as they were deemed to be VIEs and the Company was the primary beneficiary. The Company (1) had guaranteed all related debt, (2) did not require its partners to fund additional capital requirements, (3) had an economic interest greater than its voting proportion, and (4) participated in the management activities that significantly impacted the performance of the joint venture.

The Company also had a 20% interest in the Cedar/RioCan joint venture, which the Company accounted for under the equity method (the Company exited the joint venture in October 2012). Although the Company provided management and other services, RioCan had significant management participation rights, thus the Company had determined that this joint venture was not a VIE (see Note 5 - “Investment in Cedar/RioCan Joint Venture”).

With respect to its interest in the Homburg joint venture properties (buy/sell provisions were concluded in October 2012 - see Note 4 – “Discontinued Operations”), the Company was the general partner and had partnership interests of 20% in each of the venture’s nine properties. As (1) such entities were not VIEs, and (2) the Company was the sole general partner and exercised substantial operating control over these entities, the Company had determined that such entities should be consolidated for financial statement purposes.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

The consolidated financial statements reflect reclassifications of prior period amounts relating primarily to one operating property previously classified as discontinued operations that was determined in 2014 to be treated as continuing operations. Accordingly, applicable amounts have been reclassified from “real estate held for sale/conveyance” to “real estate held for use” on the prior-year consolidated balance sheet, and from “discontinued operations” to “continuing operations” on all prior years’ consolidated statements of operations. The reclassifications had no impact on previously-reported net income attributable to common shareholders or earnings per share.

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years. Depreciation expense amounted to $35.0 million, $41.1 million and $40.0 million for 2014, 2013 and 2012, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

Real estate investments include costs of ground-up development and redevelopment activities, and construction in progress. Capitalized costs, including interest and other carrying costs during the construction and/or renovation periods, are included in the cost of the related asset and charged to operations through depreciation over the asset’s estimated useful life. A variety of costs are incurred in the development and leasing of a property, such as pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs, and other costs incurred during the period of development. After a determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. The Company ceases capitalization on the portions substantially completed and occupied, or held available for occupancy, and capitalizes only those costs associated with the portions under development. The Company considers a construction project to be substantially completed and held available for occupancy upon the completion of tenant improvements, but not later than one year from cessation of major construction activity.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

The Company allocates the fair value of real estate acquired to land, buildings and improvements. In addition, the fair value of in-place leases is allocated to intangible lease assets and liabilities. The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, which value is then allocated to land, buildings and improvements based on management’s determination of the fair values of these assets. In valuing an acquired property’s intangibles, factors considered by management include an estimate of carrying costs during the expected lease-up periods, such as real estate taxes, insurance, other operating expenses, and estimates of lost rental revenue during the expected lease-up periods based on its evaluation of current market demand. Management also estimates costs to execute similar leases, including leasing commissions, tenant improvements, legal and other related costs.

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

Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement. The Company believes these criteria were met for all real estate sold during 2014, 2013 and 2012.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Properties Held For Sale/Conveyance

In accordance with the newly-adopted guidance for reporting discontinued operations (see below), the carrying values of the assets and liabilities of properties determined to be held for sale/conveyance, principally the net book values of the real estate and the related mortgage loans payable to be assumed by the buyers (or conveyed to the mortgagees), are reclassified as “held for sale/conveyance” on the Company’s consolidated balance sheets at the time such determinations are made, on a prospective basis only. In addition, the Company anticipates that sales of all such properties remaining classified as “held for sale/conveyance” at the balance sheet date will be concluded within one year from such date.

The Company conducts a continuing review of the values for all remaining properties “held for sale/conveyance” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses, if no contract amounts were as yet being negotiated (see Note 6 — “Fair Value Measurements”), or (3) with respect to land parcels, estimated sales prices, less cost to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale/conveyance”, the Company performs recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

Cash and Cash Equivalents / Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days, and include cash at consolidated joint ventures of $0.8 million and $1.5 million at December 31, 2014 and 2013, respectively.

The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $4.3 million and $5.1 million at December 31, 2014 and 2013, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $1.9 million, $1.8 million and $1.9 million in 2014, 2013 and 2012, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of December 31, 2014, the Company was in compliance with all REIT requirements.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Noncontrolling Interest - Limited Partners’ Mezzanine OP Units

The Company follows the accounting guidance related to noncontrolling interests in consolidated financial statements, which states that a noncontrolling interest in a subsidiary (minority interests or certain limited partners’ interest, in the case of the Company), subject to the classification and measurement of redeemable securities, is an ownership interest in a consolidated entity which should be reported as equity in the parent company’s consolidated financial statements. The guidance requires a reconciliation of the beginning and ending balances of equity attributable to noncontrolling interests and disclosure, on the face of the consolidated income statement, of those amounts of consolidated net income attributable to the noncontrolling interests. The Company classifies the balances related to minority interests in consolidated joint ventures and limited partners’ interest in the Operating Partnership into the consolidated equity accounts, as appropriate. Certain noncontrolling interests of the Company are classified in the mezzanine section of the balance sheet (the “mezzanine OP Units”) as such OP Units do not meet the requirements for equity classification (certain of the holders of such OP Units have registration rights that provide such holders with the right to demand registration under the federal securities laws of the common stock of the Company issuable upon conversion of such OP Units). The Company adjusts the carrying value of the mezzanine OP Units each period to equal the greater of its historical carrying value or its redemption value. Through December 31, 2014, there have been no cumulative net adjustments recorded to the carrying amounts of the mezzanine OP Units.

Share-Based Compensation

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2012 Plan is 4.5 million, and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 500,000. All grants issued pursuant to the 2012 Plan generally vest (1) at the end of designated time periods for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of all grants are being expensed on a straight-line basis over their respective vesting periods (irrespective of achievement of the performance-based grants) adjusted, as applicable, for forfeitures. For restricted share grants subject to graded vesting, the amounts expensed are at least equal to the measured expense of each vested tranche. Based on the terms of the 2012 Plan, those grants of restricted shares that are contributed to the Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Supplemental Consolidated Statements of Cash Flows Information

	Years ended
	2014	2013	2012
Supplemental disclosure of cash activities:
Cash paid for interest	$32,275,000	$36,114,000	$43,663,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	757,000	915,000	1,314,000
Mortgage loans payable assumed upon acquisition	(53,439,000)	—	—
Mortgage loans payable assumed by buyer	15,557,000	—	76,632,000
Conversions of OP Units into common stock	371,000	24,000	7,895,000
Issuance of OP Units in connection with a property acquisition	—	(1,500,000)	—
Deed-in-lieu of foreclosure of properties:
Real estate transferred	(6,238,000)	(4,724,000)	—
Mortgage loans payable and related obligations settled	7,661,000	13,878,000	—
Acquisition of noncontrolling interests in consolidated joint venture properties	—	—	7,595,000
Disposition of noncontrolling interests in consolidated joint venture properties	—	—	(36,840,000)
Exchange of joint venture interest for 100% interest in unconsolidated joint venture property:
Real estate and related assets acquired	—	—	75,127,000
Mortgage loan payable assumed	—	—	(43,112,000)

Recently-Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the requirements for reporting discontinued operations. Under the amended guidance, a disposal of an individual property or group of properties is required to be reported in “discontinued operations” only if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. The amended guidance also requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The Company has adopted the provisions of this guidance as of January 1, 2014, and has applied the provisions prospectively. The results of operations for properties classified as “held for sale/conveyance” prior to the adoption of this guidance will continue to be reported as “discontinued operations” in the consolidated statements of operations.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

In August 2014, the FASB issued guidance which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance is effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 3. Real Estate

Real estate activity for 2014 and 2013 is comprised of the following:

	Years ended December 31,
	2014	2013
Cost
Balance, beginning of year	$1,450,951,000	$1,423,979,000
Properties held for sale	(81,223,000)	—
Property acquired	91,241,000	34,666,000
Properties sold	—	(1,351,000)
Impairments	(6,000)	(928,000)
Improvements and betterments	15,210,000	13,581,000
Write-off of fully-depreciated assets	—	(18,996,000)

Balance, end of the year	$1,476,173,000	$1,450,951,000

Accumulated depreciation
Balance, beginning of the year	$251,605,000	$229,535,000
Properties held for sale	(18,523,000)	—
Depreciation expense	34,129,000	41,066,000
Write-off of fully-depreciated assets	—	(18,996,000)

Balance, end of the year	$267,211,000	$251,605,000

Net book value	$1,208,962,000	$1,199,346,000

At December 31, 2014, certain of the Company’s shopping center properties were pledged as collateral for mortgage loans payable. See Note 10 - “Mortgage Loans Payable and Credit Facilities”.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

2014 Acquisition

On March 21, 2014, the Company acquired Quartermaster Plaza located in Philadelphia, Pennsylvania. The purchase price for the property was approximately $92.3 million, of which approximately $53.4 million was funded from the assumption of (1) a $42.1 million mortgage loan payable, bearing interest at the rate of 5.3% per annum and maturing in October 2015, and (2) an $11.3 million mortgage loan payable, bearing interest at the rate of 5.5% per annum and payable in October 2014 (repaid in June 2014), with the remainder being funded from the Company’s unsecured revolving credit facility. The Company incurred costs of $2.9 million in connection with this acquisition.

2013 Acquisitions

On August 16, 2013, the Company exercised the buy/sell option pursuant to the terms of the 60%-owned joint venture originally formed for the development of the Upland Square project, and the Company’s partner opted not to meet the offered purchase option. The Company acquired the remaining 40% interest in the property on October 31, 2013 for approximately $1.6 million, reflecting the impact of the Company’s preferred interest in the joint venture. As the property was previously controlled and consolidated by the Company, the acquisition of the 40% noncontrolling interest was recorded as a capital transaction. As such, the excess ($0.5 million) paid by the Company over the carrying value of the noncontrolling interest was recorded as a decrease in the Company’s shareholders’ equity.

On November 18, 2013, the Company acquired the Big Y Shopping Center located in Fairfield County, Connecticut. The purchase price for the property was approximately $34.5 million, of which approximately $33 million was funded from the Company’s unsecured revolving credit facility and the $1.5 million balance by the issuance of approximately 270,000 OP Units (based on the market price of the Company’s common stock). The Company incurred costs of $0.2 million in connection with this acquisition.

2012 Acquisitions

As more fully discussed in Note 5 – “Investment in Cedar/RioCan Joint Venture”, on October 10, 2012, the Company acquired a 100% interest in Franklin Village Plaza, located in Franklin, Massachusetts. As more fully discussed in Note 4 – “Discontinued Operations”, on October 12, 2012, the Company acquired the non-controlling 80% ownership interests in Meadows Marketplace, located in Hershey, Pennsylvania, and Fieldstone Marketplace, located in New Bedford, Massachusetts.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Properties Held For Sale/Conveyance Subsequent to December 31, 2013

During 2014, the Company determined to sell the properties listed below which did not meet the criteria set forth in the newly-adopted guidance for reporting discontinued operations (See Note 2 - Summary of Significant Accounting Policies):

		Date	Sales	Gain on
Property	Location	Sold	Price	Sale
Fairview Plaza	New Cumberland, PA	5/27/2014	$12,450,000	$3,810,000
Carbondale Plaza	Carbondale, PA	7/18/2014	10,700,000	123,000
Virginia Little Creek	Norfolk, VA	8/22/2014	9,850,000	2,209,000
Annie Land Plaza	Lovingston, VA	9/26/2014	3,500,000	—
Smithfield Plaza	Smithfield, VA	10/21/2014	12,350,000	—
St. James Square	Hagerstown, MA	11/5/2014	4,125,000	271,000
Circle Plaza	Shamokin Dam, PA	—	—	—
Liberty Marketplace	Dubois, PA	—	—	—

			$52,975,000	$6,413,000

As such, these properties have been classified as “real estate held for sale/conveyance” as of December 31, 2014 on the accompanying consolidated balance sheet, and their results of operations have remained in continuing operations. The carrying values of the assets of those properties that remained unsold at December 31, 2014 totaled $14.6 million, and are included in real estate held for sale/conveyance on the consolidated balance sheets. The Company recorded impairment charges of $3.4 million during 2014 relating to the above properties, which is included in continuing operations in the accompanying consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Land Parcels

During 2014, 2013 and 2012, the Company sold the following land parcels:

		Date	Sales	Gain on
Property	Location	Sold	Price	Sale
2014
Blue Mountain Commons land parcel	Harrisburg, PA	10/22/2014	$350,000	$—

2013
Huntingdon Plaza land parcel	Huntingdon, PA	3/29/2013	$390,000	$266,000
Upland Square land parcel	Pottstown, PA	11/8/2013	1,700,000	215,000
Oregon Pike land parcel	Lancaster, PA	12/23/2013	1,451,000	—

			$3,541,000	$481,000

2012
Blue Mountain Commons land parcel	Harrisburg, PA	6/19/2012	$102,000	$79,000
Oregon Pike land parcel	Lancaster, PA	6/28/2012	1,100,000	—
Trindle Springs land parcel	Mechanicsburg, PA	7/20/2012	800,000	—
Aston land parcel	Aston, PA	7/27/2012	1,365,000	402,000
Wyoming land parcel	Wyoming, MI	11/16/2012	1,000,000	516,000

			$4,367,000	$997,000

The Company recorded reversals of impairments of $0.3 million in 2014, in addition to impairment charges of $0.9 million and $1.1 million during 2013 and 2012, respectively, relating to land parcels, which are included in continuing operations in the accompanying consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Note 4 –Discontinued Operations

The results of operations for properties classified as discontinued operations prior to the newly-adopted guidance for reporting discontinued operations (see Note 2 - Summary of Significant Accounting Policies) have been classified as “discontinued operations” for all years presented. The following is a summary of the components of income from discontinued operations applicable to properties classified as such prior to the newly-adopted guidance for reporting discontinued operations:

	Years ended December 31,
	2014	2013	2012
REVENUES
Rents	$2,698,000	$9,963,000	$20,608,000
Expense recoveries and other	918,000	2,754,000	5,261,000

Total revenues	3,616,000	12,717,000	25,869,000

EXPENSES
Operating, maintenance and management	783,000	3,655,000	7,475,000
Real estate and other property-related taxes	555,000	2,632,000	4,184,000
Depreciation and amortization	—	1,258,000	1,385,000
Interest	631,000	2,455,000	7,299,000
Early extinguishment of debt costs	—	437,000	—

Total expenses	1,969,000	10,437,000	20,343,000

INCOME FROM OPERATIONS	1,647,000	2,280,000	5,526,000

IMPAIRMENT REVERSALS/(CHARGES), NET	47,000	(3,049,000)	(284,000)

GAIN ON EXTINGUISHMENT OF DEBT OBLIGATIONS	1,423,000	10,452,000	—

GAIN ON SALES	7,963,000	—	4,679,000

TOTAL INCOME FROM DISCONTINUED OPERATIONS	$11,080,000	$9,683,000	$9,921,000

2014 Transactions

During 2014, the Company sold or conveyed the following properties classified as discontinued operations:

		Date	Sales		Gain on
Property	Location	Sold	Price		Sale
Harbor Square (f/k/a Shore Mall)	Egg Harbor, NJ	2/25/2014	$25,000,000		$—
McCormick Place	Olmstead, OH	5/6/2014	2,679,000	(a)	—
Gahanna Discount Drug Mart Plaza	Columbus, OH	5/27/2014	4,982,000	(a)	—
Townfair Center	Indiana, PA	5/29/2014	22,600,000		1,472,000
Lake Raystown Plaza	Huntingdon, PA	6/25/2014	19,500,000		6,491,000

			$74,761,000		$7,963,000

(a)	Lender accepted a deed-in-lieu of foreclosure on the property. Sales price represents mortgage loan payable, accrued interest and other expenses forgiven upon title transfer.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

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

2013 Transactions

During 2013, the Company sold or conveyed the following properties classified as discontinued operations:

		Date	Sales		Gain on
Property	Location	Sold	Price		Sale
East Chestnut	Lancaster, PA	1/2/2013	$3,100,000		$—
Columbia Mall	Bloomsburg, PA	4/17/2013	2,775,000		—
Heritage Crossing	Limerick, PA	5/9/2013	9,400,000		—
Westlake Discount Drug Mart Plaza	Westlake, OH	6/5/2013	2,240,000		—
Dunmore Shopping Center	Dunmore, PA	11/8/2013	4,000,000		—
Roosevelt II	Philadelphia, PA	11/14/2013	13,878,000	(a)	—
Oakhurst Plaza	Harrisburg, PA	12/11/2013	11,000,000		—

			$46,393,000		$—

(a)	Lender accepted a deed-in-lieu of foreclosure on the property. Sales price represents mortgage loan payable, accrued interest and other expenses forgiven upon title transfer.

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

December 31, 2014

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

2012 Transactions

During 2012, the Company sold the following properties classified as discontinued operations:

		Date	Sales	Gain on
Property	Location	Sold	Price	Sale
Hilliard Discount Drug Mart Plaza	Hilliard, OH	2/7/2012	$1,434,000	$—
First Merit Bank at Akron	Akron, OH	2/23/2012	633,000	—
Grove City Discount Drug Mart Plaza	Grove City, OH	3/12/2012	1,925,000	—
CVS at Naugatuck	Naugatuck, CT	3/20/2012	3,350,000	457,000
CVS at Bradford	Bradford, PA	3/30/2012	967,000	—
CVS at Celina	Celina, OH	3/30/2012	1,449,000	—
CVS at Erie	Erie, PA	3/30/2012	1,278,000	—
CVS at Portage Trail	Akron, OH	3/30/2012	1,061,000	—
Rite Aid at Massillon	Massillon, OH	3/30/2012	1,492,000	—
Kingston Plaza	Kingston, NY	4/12/2012	1,182,000	293,000
Stadium Plaza	East Lansing, MI	5/3/2012	5,400,000	—
Homburg Joint Venture (seven properties)	Various	10/12/2012	23,642,000	3,929,000
The Point at Carlisle	Carlisle, PA	10/15/2012	7,350,000	—

			$51,163,000	$4,679,000

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

December 31, 2014

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

Note 5. Investment in Cedar/RioCan Joint Venture

On October 10, 2012, the Company concluded definitive agreements with RioCan to exit the 20% Cedar / 80% RioCan joint venture that owned 22 retail properties. Pursuant to the agreements, the Company exchanged its 20% interest in the joint venture for (1) a 100% ownership interest in Franklin Village Plaza, located in Franklin, Massachusetts, at an agreed-upon value of approximately $75.1 million, including the assumption of related in-place mortgage financing of approximately $43.1 million, and (2) approximately $41.6 million in cash, which was initially used to reduce the outstanding balance under the Company’s revolving credit facility. The Company continued to manage the properties acquired by RioCan subject to a management agreement which terminated effective January 31, 2013. In connection with the transactions, the Company recorded a net gain of $30.5 million relating to the exit from the joint venture in 2012.

The Company earned fees from the joint venture of approximately $0.2 million and $2.8 million for 2013 and 2012, respectively. Such fees are included in other revenues in the accompanying consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

The following is a summary of the components of income related to the Company’s investment in the Cedar/RioCan unconsolidated joint venture:

Statements of Income	January 1, 2012 to October 10, 2012 (Sale Date)
Revenues	$49,341,000
Property operating and other expenses	(4,373,000)
Management fees	(1,653,000)
Real estate taxes	(5,941,000)
Acquisition transaction costs	(964,000)
General and administrative	(174,000)
Depreciation and amortization	(15,769,000)
Interest and other non-operating expenses, net	(13,027,000)

Net income	$7,440,000

The Company’s share of net income	$1,481,000

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

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2014, the fair value associated with the “significant unobservable inputs” relating

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, respectively:

	Assets/Liabilities Measured at Fair Value on a Recurring Basis
	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$492,000	$—	$—	$492,000

Share-based compensation liabilities (b)	$487,000	$—	$—	$487,000

Interest rate swaps liability (b)	$—	$2,777,000	$—	$2,777,000

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$435,000	$—	$—	$435,000

Share-based compensation liabilities (b)	$426,000	$—	$—	$426,000

Interest rate swaps liability (b)	$—	$647,000	$—	$647,000

(a)	Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The fair values of the Company’s fixed rate mortgage loans and unsecured revolving credit facility and term loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2014 and December 31, 2013, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. As of December 31, 2014 and December 31, 2013, the aggregate fair values of the Company’s fixed rate mortgage loans payable and mortgage loans payable – real estate held for sale/conveyance, which were determined to be Level 3 within the valuation hierarchy, were approximately $410.8 million and $495.1 million, respectively; the carrying values of such loans were $393.4 million and $481.1 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of December 31, 2014 and December 31, 2013, respectively:

	Assets Measured at Fair Value on a Non-Recurring Basis
	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$3,424,000	$13,084,000	$16,508,000

	December 31, 2013
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale/conveyance	$—	$—	$70,757,000	$70,757,000

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of December 31 2014 and December 31, 2013, respectively:

Quantitative Information about Level 3 Fair Value Measurements
	December 31, 2014
Description	Fair value	Valuation Technique	Unobservable inputs	Rate
Retail property	$13,084,000	Discounted cash flow	Capitalization rate	8.3%

			Discount rate	9.6%

	December 31, 2013
Description	Fair value	Valuation Technique	Unobservable inputs	Range (weighted average)
Retail properties (six properties)	$70,210,000	Discounted cash flow	Capitalization rate	7.8% to 11.0% (8.2%)
			Discount rate	9.2% to 11.6% (9.4%)
Land parcel	547,000	Sale comparison approach	Price per acre	$35,000 per acre

	$70,757,000

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Excluding properties held for sale, Giant Food Stores, LLC and Stop & Shop, Inc., each of which is owned by Ahold N.V., a Netherlands corporation, accounted for an aggregate of approximately 14%, 15% and 14% of the Company’s total revenues during 2014, 2013 and 2012, respectively.

The Company’s properties are located largely in the region straddling the Washington DC to Boston corridor, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 26 of the Company’s properties are located in Pennsylvania).

Note 8. Receivables

Receivables at December 31, 2014 and 2013 are comprised of the following:

	December 31,
	2014	2013

Rents and other receivables, net	$3,479,000	$3,282,000
Straight-line rents	14,926,000	15,210,000

	$18,405,000	$18,492,000

During the fourth quarter of 2012, a $4.1 million loan receivable collateralized by a mortgage on a development parcel went into default. The Company concluded that the loan was unlikely to be paid and wrote off the loan and accrued interest, resulting in an impairment charge of $4.4 million during 2012, which is included in continuing operations in the accompanying consolidated statements of operations. Subsequently, on March 28, 2013, the borrowers sold the development land parcel for approximately $1.1 million and, simultaneously, the Company accepted $1.1 million in full satisfaction of the loan. As a result, the Company recorded an impairment reversal of $1.1 million during the first quarter of 2013, which is included in continuing operations in the accompanying consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Note 9. Other Assets and Deferred Charges, Net

Other assets and deferred charges, net at December 31, 2014 and 2013 are comprised of the following:

	December 31,
	2014	2013
Lease origination costs (a)	$18,180,000	$15,187,000
Financing costs	4,256,000	5,194,000
Prepaid expenses	6,689,000	5,234,000
Leasehold improvements, furniture and fixtures	761,000	1,020,000
Investments related to share-based compensation	492,000	435,000
Other	1,168,000	1,225,000

Total other assets and deferred charges, net	$31,546,000	$28,295,000

(a)	Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $8.4 million (cost of $20.7 million and accumulated amortization of $12.3 million) and $5.6 million (cost of $17.5 million and accumulated amortization of $11.9 million), respectively.

Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $5.6 million, $5.2 million and $7.9 million for 2014, 2013 and 2012, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs are net of accumulated amortization of $22.4 million and $11.9 million, respectively, and will be charged to future operations as follows (lease origination costs through 2080, and financing costs through 2029):

	Lease origination costs	Financing costs
2015	$2,788,000	$1,811,000
2016	2,372,000	1,206,000
2017	1,804,000	438,000
2018	1,477,000	356,000
2019	1,229,000	175,000
Thereafter	8,510,000	270,000

	$18,180,000	$4,256,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Note 10. Mortgage Loans Payable and Unsecured Credit Facilities

Debt relating to continuing operations is comprised of the following at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
		Interest rates			Interest rates
Description	Balance outstanding	Weighted average	Range	Balance outstanding	Weighted average	Range
Fixed-rate mortgages	$393,388,000	5.4%	3.1% - 7.5%	$458,207,000	5.5%	3.1% - 7.5%
Variable-rate mortgage	—	—		58,085,000	2.9%

Total property-specific mortgages	393,388,000	5.4%		516,292,000	5.2%

Unsecured credit facilities:
Revolving facility	72,000,000	1.9%		153,500,000	2.3%
Term loan	50,000,000	1.9%		50,000,000	2.3%
Term loan	75,000,000	3.2%		—	—
Term loan	75,000,000	4.1%		—	—

	272,000,000	2.8%		203,500,000	2.3%

	$665,388,000	4.3%		$719,792,000	4.3%

Mortgage Loans Payable

Mortgage loan activity for 2014 and 2013 is summarized as follows:

	Years ended December 31,
	2014	2013
Balance, beginning of year	$516,292,000	$589,168,000
Mortgages on properties held for sale	(15,249,000)	—
Mortgage loan assumptions	53,439,000	—
Repayments	(161,094,000)	(72,876,000)

Balance, end of the year	$393,388,000	$516,292,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

During 2014 and 2013, the Company repaid the following mortgage loans payable:

	Repayment	Maturity	Principal Payoff
Property	Date	Date	Amount
2014
Virginia Little Creek	February 3, 2014	September 1, 2021	$295,000
Upland Square	February 11, 2014	October 26, 2014	$57,839,000
Kings Plaza	April 1, 2014	July 1, 2014	$7,188,000
Coliseum Marketplace	April 1, 2014	July 1, 2014	$11,045,000
Liberty Marketplace	April 1, 2014	July 1, 2014	$8,171,000
Trexler Mall	May 11, 2014	May 11, 2014	$19,479,000
Yorktowne Plaza	June 2, 2014	July 1, 2014	$18,726,000
Quartermaster Plaza	June 5, 2014	October 1, 2014	$11,217,000
Fieldstone Marketplace	July 11, 2014	July 11, 2014	$16,878,000
Mechanicsburg Center	August 1, 2014	November 1, 2014	$8,215,000
Smithfield Plaza	October 21, 2014	May 11, 2016	$6,616,000
Elmhurst Square	December 11, 2014	December 11, 2014	$3,638,000

2013
East Chestnut	January 2, 2013	April 1, 2018	$1,538,000
Academy Plaza	January 10, 2013	March 10, 2013	$8,633,000
Fort Washington	January 29, 2013	January 29, 2013	$5,384,000
General Booth	February 1, 2013	August 1, 2013	$4,960,000
Kempsville Crossing	February 1, 2013	August 1, 2013	$5,592,000
Smithfield Plaza	February 1, 2013	August 1, 2013	$3,200,000
Suffolk Plaza	February 1, 2013	August 1, 2013	$4,185,000
Virginia Little Creek	February 1, 2013	August 1, 2013	$4,484,000
Carbondale Plaza	June 17, 2013	May 1, 2015	$4,721,000
Port Richmond	July 30, 2013	August 1, 2013	$13,690,000
Timpany Plaza	November 1, 2013	January 1, 2014	$7,610,000

During 2014 and 2013, in connection with these repayments, the Company incurred charges relating to early extinguishment of mortgage loans payable (prepayment penalties and accelerated amortization of deferred financing costs) of $825,000 and $106,000, respectively, included in continuing operations. In addition, during 2013, in connection with these repayments, the Company incurred charges relating to early extinguishment of mortgage loans payable (prepayment penalties and accelerated amortization of deferred financing costs) of $437,000, included in discontinued operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Mortgage Loans Payable – Real Estate Held for Sale/Conveyance

The Company had no debt included in mortgage loans payable – real estate held for sale/conveyance at December 31, 2014. Debt included in mortgage loans payable – real estate held for sale/conveyance is comprised of the following at December 31, 2013:

	December 31, 2013
		Interest rates
Description	Balance outstanding	Weighted average	Range

Fixed-rate mortgages (a)	$22,848,000	5.4%	5.2% - 6.1%

(a)	At December 31, 2013, the Company had a mortgage loan payable of approximately $11.9 million, subject to an interest rate swap which converted the LIBOR-based variable rate to a fixed annual rate of 5.2% per annum.

Unsecured Revolving Credit Facility and Term Loans

On August 13, 2013, the Company entered into a $310 million unsecured credit facility which, as amended on February 5, 2015, consists of (1) a $260 million revolving credit facility, expiring on February 5, 2019, and (2) a $50 million term loan, expiring on February 5, 2020. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Borrowings under the revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps on February 5, 2015) and borrowing under the term loan component can range from 130 to 190 bps (145 bps on February 5, 2015), each based on the Company’s leverage ratio. As of December 31, 2014, the Company had $187.7 million available for additional borrowings under the revolving credit facility.

On February 11, 2014, the Company closed $150 million of unsecured term loans comprised of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. As amended on February 5, 2015, borrowing under the five-year $75 million term loan can range from LIBOR plus 130 bps to 190 bps (145 bps on February 5, 2015) and borrowings under the seven-year $75 million term loan can range from LIBOR plus 170 bps to 230 bps (180 bps on February 5, 2015), each based on the Company’s leverage ratio. Additionally, the Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans beginning July 1, 2014 through their maturities. Reflecting the February 5, 2015 amendment, the new effective fixed interest rates are 3.1% for the five-year $75 million term loan and 4.1% for the seven-year $75 million term loan.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

On February 5, 2015, the Company closed $100 million of new unsecured term loans comprised of a five-year $50 million term loan maturing February 5, 2020 (all of which was borrowed at closing), and a seven-year $50 million term loan maturing February 5, 2022. Proceeds from the seven-year term loan can be drawn at any time from closing until July 1, 2015. Borrowings under the five-year $50 million term loan can range from 130 to 190 bps (145 bps on February 5, 2015) and borrowing under the seven-year $50 million term loan can range from LIBOR plus 155 bps to 215 bps (170 bps as of February 5, 2015), each based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which converted the LIBOR rates to fixed rates for these term loans beginning July 1, 2015 through their maturities. As a result, the effective fixed interest rates will be 2.9% for the five-year $50 million term loan and 3.4% for the seven-year $50 million term loan.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt. As of December 31, 2014, the Company is in compliance with all financial covenants.

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable, term loans, and the credit facility at December 31, 2014, due on various dates from 2015 to 2029, are as follows:

2015	$110,479,000	(a)
2016	133,018,000
2017	62,923,000
2018	20,158,000
2019	149,037,000	(b)
Thereafter	189,773,000	(c)

	$665,388,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

(a)	To be substantially refinanced with the proceeds from unsecured term loans which closed on February 5, 2015.
(b)	As amended on February 5, 2015, includes $72.0 million applicable to the unsecured revolving credit facility, subject to a one-year extension option, originally due in 2016.
(c)	As amended on February 5, 2015, includes $50.0 million applicable to a term loan originally due in 2018.

Derivative Financial Instruments

As discussed above, on February 11, 2014, the Company closed $150 million of unsecured term loans for which it entered into forward interest rate swap agreements, which became effective on July 1, 2014.

On May 29, 2014, the Company sold Townfair Center, which collateralized an $11.8 million mortgage loan payable subject to an interest rate swap having a fair value recorded as a liability of $0.7 million. At closing, the buyer assumed both the outstanding mortgage loan payable and the related interest rate swap, and the aforementioned $0.7 million was removed from both accumulated other comprehensive loss and accounts payable and accrued liabilities.

At December 31, 2014, the Company had $2,777,000 on the consolidated balance sheet included in accounts payable and accrued liabilities relating to the fair value of the interest rate swaps applicable to the $150 million unsecured term loans which closed on February 11, 2014. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $2.7 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

The following is a summary of the derivative financial instruments held by the Company at December 31, 2014 and December 31, 2013:

			Notional values					Balance sheet location	Fair value
Designation/Cash flow	Derivative	Count	December 31, 2014	Count	December 31, 2013		Maturity date		December 31, 2014	December 31, 2013

Qualifying	Interest rate swaps	2	$150,000,000	—	$—		2019/2021	Accounts payable and accrued liabilities	$2,777,000	$—

Qualifying	Interest rate swap	—	$—	1	$11,894,000	(a)	—	Accounts payable and accrued liabilities	$—	$647,000

(a)	Amount is an interest rate swap related to mortgage loans payable - real estate held for sale/conveyance on the consolidated balance sheet.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity 2014 and 2013, respectively:

		Gain (loss) recognized in other comprehensive income (effective portion)
Designation/Cash flow		Years ended December 31,
	Derivative	2014	2013
Qualifying	Interest rate swaps	$(3,650,000)	$202,000

	Gain (loss) recognized in other comprehensive income reclassified into earnings (effective portion)
	Years ended December 31,
Classification	2014	2013
Continuing Operations	$1,663,000	$749,000
Discontinued Operations	$129,000	$309,000

As of December 31, 2014, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of December 31, 2014, if a counterparty were to default, the Company would receive a net interest benefit.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Note 11. Intangible Lease Asset/Liability

Unamortized intangible lease liabilities that relate to below-market leases amounted to $23.8 million and $26.9 million at December 31, 2014 and December 31, 2013, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.1 million and $0.2 million at December 31, 2014 and December 31, 2013, respectively.

The unamortized balance of intangible lease liabilities at December 31, 2014 is net of accumulated amortization of $46.5 million, and will be credited to future operations through 2080 as follows:

2015	$3,230,000
2016	2,722,000
2017	2,451,000
2018	2,198,000
2019	1,799,000
Thereafter	11,376,000

$23,776,000

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

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York. The terms of the lease, which will expire in February 2020, provide for future minimum rents as follows: 2015 - $463,000, 2016 - $476,000, 2017 - $489,000, 2018 -

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

$503,000, 2019 - $517,000 and 2020 - $86,000. In addition, several of the Company’s properties and portions of several others are owned subject to operating leases which provide for annual payments subject, in certain cases, to cost-of-living, as follows: 2015 - $1.1 million, 2016 - $1.1 million, 2017 - $0.5 million, 2018 - $0.3 million, 2019 - $0.3 million, and thereafter - $10.1 million.

Rent expense was $1.3 million, $1.4 million and $1.4 million for 2014, 2013 and 2012, respectively.

Note 13. Shareholders’ Equity

Preferred Stock

The Company’s 7.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) has a liquidation preference of $25.00 per share, has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option beginning May 22, 2017 at a price of $25.00 per share plus accrued and unpaid distributions. On February 12, 2013, the Company concluded a public offering of 2,000,000 shares of its Series B Preferred Stock at $24.58 per share, and realized net proceeds, after offering expenses, of approximately $47.6 million. Also, on February 12, 2013, the underwriters exercised their over-allotment option to the extent of 300,000 additional shares of the Company’s Series B Preferred Stock, and the Company realized additional net proceeds of $7.1 million. In addition, the Company has an at-the-market (“ATM”) equity program in which the Company may, from time to time, offer and sell additional shares of its Series B Preferred Stock. During 2013, the Company sold 221,000 shares of its Series B Preferred Stock under the ATM equity program at a weighted average price of $24.52 per share, and realized net proceeds, after offering expenses, of approximately $5.2 million. There were no transactions during 2014 under this program.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

The Company has an at-the-market offering program under which it may offer and sell, from time-to-time, up to 10 million shares of its common stock. Through December 31, 2014, no shares had been sold under this program.

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) which offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock. Such purchases are at 100% of market value. There were no significant transactions under the DRIP during 2014 and 2013. At December 31, 2014, there remained 2,849,000 shares authorized under the DRIP.

On January 12, 2015, the Company concluded a public offering of 5,750,000 shares of its common stock (including 750,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.9 million.

OP Units

On July 1, 2014, the Company redeemed 69,000 OP Units from one of its executive officers for a total cash outlay of $424,000, based on the market value of the Company’s common stock. On October 10, 2014, the Company redeemed an additional 2,000 OP Units from a holder for a total cash outlay of $13,000.

During 2014 and 2013, holders of 51,000 and 3,000 OP Units, respectively, converted their holdings to shares of the Company’s common stock.

During 2013, the Company redeemed 32,000 OP Units (including 30,000 mezzanine OP Units) for a total cash outlay of $170,000.

In connection with an acquisition of a shopping center in 2013 (see Note 3 – “Real Estate”), the Operating Partnership issued 270,000 OP Units.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2014	2013	2012
Common stock	$0.200	$0.200	$0.200
Cumulative Redeemable Preferred Stock:
8.875% Series A	$—	$—	$2.219
7.250% Series B	$1.812	$1.812	$0.906

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

At December 31, 2014 and 2013, there were $1.6 million and $1.6 million, respectively, of accrued preferred stock dividends.

On January 24, 2015, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on February 20, 2015 to shareholders of record on February 10, 2015.

Note 14. Revenues

Rents for 2014, 2013 and 2012, respectively, are comprised of the following:

	Years ended December 31,
	2014	2013	2012
Base rents	$110,739,000	$103,721,000	$96,897,000
Percentage rent	683,000	804,000	1,001,000
Straight-line rents	761,000	1,387,000	930,000
Amortization of intangible lease liabilities	4,322,000	4,441,000	5,359,000

Total rents	$116,505,000	$110,353,000	$104,187,000

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2014 are approximately as follows (excluding those base rents applicable to properties treated as discontinued operations):

2015	$106,034,000
2016	96,504,000
2017	85,264,000
2018	76,439,000
2019	63,524,000
Thereafter	301,207,000

$728,972,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such additional revenue amounts aggregated approximately $32.1 million, $29.5 million and $26.5 million for 2014, 2013 and 2012, respectively. Such amounts do not include amortization of intangible lease liabilities.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Other

Other revenues include items which, although recurring, tend to fluctuate more than rental income from period to period, such as lease termination income. Other revenues in 2012 include lease termination income (approximately $3.0 million) and fees earned from the Cedar/RioCan joint venture in 2012 (approximately $2.8 million). The management agreement relating to the Cedar/RioCan joint venture properties terminated on January 31, 2013 (see Note 5 –“Investment in Cedar/RioCan Joint Venture”).

Note 15. 401(k) Retirement Plan

The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $279,000, $244,000, and $253,000 for 2014, 2013, and 2012, respectively.

Note 16. Employee Termination Costs

During 2012, the Company concluded separation arrangements and terminations of employment agreements relating primarily to employee headcount reductions in connection with property dispositions and the exit from the Cedar/RioCan joint venture. As a result, the Company recorded an approximate $1.2 million charge applicable thereto (included in employee termination costs in the consolidated statements of operations).

Note 17. Share-Based Compensation

The following tables set forth certain share-based compensation information for 2014, 2013, and 2012, respectively:

	Years ended December 31,
	2014	2013	2012
Expense relating to share grants (a)	$3,761,000	$4,108,000	$3,903,000
Adjustments to reflect changes in market price of Company’s common stock	—	—	10,000
Amounts capitalized	(230,000)	(407,000)	(352,000)

Total charged to operations (b)	$3,531,000	$3,701,000	$3,561,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

	Shares	Weighted average grant date value
Unvested shares, December 31, 2013	3,690,000	$4.89
Restricted share grants	133,000	6.32
Vested during period	(150,000)	5.80
Forfeitures/cancellations	(7,000)	4.39

Unvested shares, December 31, 2014	3,666,000	$4.90

(a)	2012 includes expense relating to equity and liability awards, as discussed below.
(b)	2012 includes $362,000 applicable to accelerated vestings that are included in employee termination costs.

The 2012 Plan authorizes 4.5 million shares to be available for grant and sets the maximum number of shares that may be granted to a participant in any calendar year at 500,000. At December 31, 2014, 1.6 million shares remained available for grants pursuant to the 2012 Plan and, at that date, there remained an aggregate of $8.6 million applicable to all grants and awards to be expensed over a weighted average period of 3.2 years.

During 2014, there were 133,000 time-based restricted shares granted, with a weighted average grant date fair value of $6.32 per share. During 2013, there were 584,000 time-based restricted shares granted with a weighted average grant date fair value of $5.65 per share. During 2012, in addition to shares issued to the Company’s President and Chief Executive Officer, as discussed below, there were 698,000 other time-based restricted shares granted with a weighted average grant date fair value of $4.75 per share.

The total fair values of shares vested during 2014, 2013, and 2012 were $943,000, $1,863,000, and $2,126,000, respectively (the 2012 amount include $585,000, applicable to accelerated vestings).

In June 2011, the Company’s President and Chief Executive Officer was to receive restricted share grants totaling 2.5 million shares as provided in his employment agreement, one-half of which to be time-based, vesting upon the seventh anniversary of the date of grant (vesting on June 15, 2018), and the other half to be performance-based, to be earned if the total annual return on an investment in the Company’s common stock (“TSR”) is at least an average of 6.5%

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

per year for the seven years ending June 15, 2018. An independent appraisal determined the value of the performance-based award to be $4.39 per share compared to a market price at the date of grant of $4.98 per share. As a result of a per-person limitation within the Company’s prior stock incentive plan, only 500,000 shares had been issued through June 2012, 1.5 million shares had been accounted for as an “equity award”, and 500,000 shares had been accounted for as a “liability award”. The values of the equity and liability awards were expensed on a straight-line basis over the vesting period. As specifically provided in the 2012 Plan, the 2.0 million shares previously designated as equity and liability awards were issued, with the liability award being reclassified to equity. Consistent with such awards to other recipients, dividends have been paid on all the shares, including the equity and liability award shares, with the dividends paid on the equity award shares treated as distributions to common shareholders and included in the statement of equity, and the dividends paid on the liability award shares treated as compensation and included in the statement of operations. In addition, with respect to the liability award, adjustments to reflect changes in the fair value of the award (based on changes in the market price of the Company’s common stock) were also charged to operations.

Note 18. Nonconcontrolling Interest – Limited Partners’ Mezzanine OP Units

	December 31,
	2014	2013

Balance, beginning of year	$414,000	$623,000

Net income (loss)	11,000	(2,000)
Unrealized (loss) on change in fair value of cash flow hedges	(2,000)	—

Total other comprehensive income (loss)	9,000	(2,000)

Distributions	(12,000)	(14,000)
Redemptions of OP Units	—	(160,000)
Reallocation adjustment of limited partners’ interest	(15,000)	(33,000)

Balance, end of year	$396,000	$414,000

Note 19. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2014, 2013 and 2012, the Company had 3.7 million, 3.8 million and 3.3 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the 2014, 2013 and 2012, respectively:

	Years ended December 31,
	2014	2013	2012
Numerator
Income from continuing operations	$17,611,000	$4,519,000	$24,094,000
Preferred stock dividends	(14,408,000)	(14,413,000)	(14,819,000)
Preferred stock redemption costs	—	(1,166,000)	(4,998,000)
Net loss attributable to noncontrolling interests	358,000	247,000	375,000
Net earnings allocated to unvested shares	(734,000)	(758,000)	(806,000)

Income (loss) from continuing operations attributable to vested common shares	2,827,000	(11,571,000)	3,846,000
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	11,012,000	9,682,000	5,237,000

Net income (loss) attributable to vested common shares outstanding	$13,839,000	$(1,889,000)	$9,083,000

Denominator
Weighted average number of vested common shares outstanding	75,311,000	68,381,000	68,017,000

Earnings (loss) per vested common share, basic and diluted
Continuing operations	$0.04	$(0.17)	$0.05
Discontinued operations	$0.14	$0.14	$0.08

	$0.18	$(0.03)	$0.13

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 433,000, 297,000 and 459,000 for 2014, 2013 and 2012, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2014

Note 20. Selected Quarterly Financial Data (unaudited)

	Quarter ended
Year	March 31	June 30	September 30	December 31
2014
Revenues as previously reported	$37,347,000	$37,069,000	$36,261,000	$36,665,000
Revenues from discontinued operations and reclassifications (a)	365,000	239,000	238,000	—

Revenues	$37,712,000	$37,308,000	$36,499,000	$36,665,000

Net income	$1,710,000	$16,992,000	$5,709,000	$4,280,000
Net (loss) income attributable to common shareholders	$(1,815,000)	$13,458,000	$2,183,000	$747,000
Per common share (basic and diluted) (b)	$(0.03)	$0.17	$0.03	$0.01

2013
Revenues as previously reported	$35,559,000	$33,921,000	$34,178,000	$35,166,000
Revenues from discontinued operations and reclassifications (a)	65,000	189,000	270,000	250,000

Revenues	$35,624,000	$34,110,000	$34,448,000	$35,416,000

Net income	$3,852,000	$4,486,000	$62,000	$5,802,000
Net (loss) income attributable to common shareholders	$(912,000)	$977,000	$(3,479,000)	$2,283,000
Per common share (basic and diluted) (b)	$(0.02)	$0.01	$(0.05)	$0.03

(a)	Represents revenues which were previously reported in discontinued operations.
(b)	Differences between the sum of the four quarterly per share amounts and the annual per share amounts are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

Note 21. Subsequent Events

In determining subsequent events, management reviewed all activity from January 1, 2015 through the date of filing this Annual Report on Form 10-K.

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2014

				Year built/	Gross	Initial cost to the Company
Property	State	Year acquired	Percent owned	Year last renovated	leasable area	Land	Building and Improvements

Academy Plaza	PA	2001	100%	1965/2013	137,415	$2,406,000	$9,623,000
Big Y Shopping Center	CT	2013	100%	2007	101,105	11,272,000	23,395,000
Camp Hill	PA	2002	100%	1958/2005	461,560	4,460,000	17,857,000
Carll’s Corner	NJ	2007	100%	1960’s-1999	129,582	3,034,000	15,293,000
Carmans Plaza	NY	2007	100%	1954/2007	194,082	8,539,000	35,804,000
Coliseum Marketplace	VA	2005	100%	1987/2012	106,648	2,924,000	14,416,000
Colonial Commons	PA	2011	100%	2011/2013	461,914	9,367,000	37,496,000
Crossroads II	PA	2008	60%	2009	133,717	15,383,000	—
Elmhurst Square	VA	2006	100%	1961-1983	66,250	1,371,000	5,994,000
Fairview Commons	PA	2007	100%	1976/2003	42,314	858,000	3,568,000
Fieldstone Marketplace	MA	2005/2012	100%	1988/2003	193,970	5,229,000	21,440,000
Fort Washington Center	PA	2002	100%	2003	41,000	2,462,000	—
Franklin Village Plaza	MA	2004/2012	100%	1987/2005	303,085	14,270,000	61,915,000
Fredericksburg Way	VA	2005	100%	1997	63,000	3,213,000	12,758,000
General Booth Plaza	VA	2005	100%	1985	71,639	1,935,000	9,493,000
Glen Allen Shopping Center	VA	2005	100%	2000	63,328	6,769,000	683,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,943	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	117,186	3,070,000	12,320,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Square	PA	2004	100%	1993/2010	99,580	1,153,000	4,678,000
Jordan Lane	CT	2005	100%	1969/1991	177,504	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985/2013	79,512	2,207,000	11,000,000
Kenley Village	MD	2005	100%	1988	51,894	726,000	3,512,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Maxatawny Marketplace	PA	2011	100%	2014	58,339	1,612,000	—
Meadows Marketplace	PA	2004/2012	100%	2005	91,518	1,914,000	—
Mechanicsburg Giant	PA	2005	100%	2003	51,500	2,709,000	12,159,000
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000
Newport Plaza	PA	2003	100%	1996	64,489	1,721,000	7,758,000
New London Mall	CT	2009	40%	1967/1997	259,566	14,891,000	24,967,000
Northside Commons	PA	2008	100%	2009	69,136	3,332,000	—

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2014

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2014
Property	cost capitalized	Land	Building and improvements	Total	Accumulated depreciation (3)	Amount of Encumbrance

Academy Plaza	$3,841,000	$2,406,000	$13,464,000	$15,870,000	$4,089,000	—
Big Y Shopping Center	—	11,272,000	23,395,000	34,667,000	987,000	—
Camp Hill	43,688,000	4,424,000	61,581,000	66,005,000	16,326,000	62,464,000
Carll’s Corner	(954,000)	2,898,000	14,475,000	17,373,000	3,649,000	—
Carmans Plaza	(203,000)	8,421,000	35,719,000	44,140,000	8,397,000	33,460,000
Coliseum Marketplace	5,424,000	3,586,000	19,178,000	22,764,000	5,332,000	—
Colonial Commons	3,342,000	9,367,000	40,838,000	50,205,000	6,792,000	26,267,000
Crossroads II	28,778,000	17,671,000	26,490,000	44,161,000	3,673,000	—
Elmhurst Square	730,000	1,371,000	6,724,000	8,095,000	1,814,000	—
Fairview Commons	3,000	858,000	3,571,000	4,429,000	965,000	—
Fieldstone Marketplace	646,000	5,167,000	22,148,000	27,315,000	6,394,000	—
Fort Washington Center	5,176,000	2,462,000	5,176,000	7,638,000	1,710,000	—
Franklin Village Plaza	953,000	14,681,000	62,457,000	77,138,000	5,658,000	41,979,000
Fredericksburg Way	—	3,213,000	12,758,000	15,971,000	3,386,000	—
General Booth Plaza	347,000	1,935,000	9,840,000	11,775,000	3,337,000	—
Glen Allen Shopping Center	3,000	5,367,000	2,088,000	7,455,000	646,000	—
Gold Star Plaza	410,000	1,644,000	6,929,000	8,573,000	2,038,000	1,302,000
Golden Triangle	9,935,000	2,320,000	19,648,000	21,968,000	6,949,000	19,320,000
Groton Shopping Center	419,000	3,073,000	12,736,000	15,809,000	3,328,000	11,015,000
Halifax Plaza	247,000	1,347,000	6,111,000	7,458,000	1,917,000	—
Hamburg Square	5,511,000	1,153,000	10,189,000	11,342,000	2,578,000	4,732,000
Jordan Lane	1,319,000	4,291,000	22,495,000	26,786,000	6,439,000	11,851,000
Kempsville Crossing	(1,437,000)	2,207,000	9,563,000	11,770,000	3,828,000	—
Kenley Village	361,000	726,000	3,873,000	4,599,000	1,379,000	—
Kings Plaza	413,000	2,408,000	13,022,000	15,430,000	3,288,000	—
Maxatawny Marketplace	8,821,000	1,454,000	8,979,000	10,433,000	383,000	—
Meadows Marketplace	11,407,000	1,914,000	11,407,000	13,321,000	2,571,000	9,432,000
Mechanicsburg Giant	—	2,709,000	12,159,000	14,868,000	3,136,000	—
Metro Square	(301,000)	5,250,000	9,911,000	15,161,000	1,892,000	8,005,000
Newport Plaza	399,000	1,682,000	8,196,000	9,878,000	2,436,000	—
New London Mall	1,146,000	8,807,000	32,197,000	41,004,000	8,390,000	27,291,000
Northside Commons	10,012,000	3,379,000	9,965,000	13,344,000	1,320,000	—

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2014

(continued)				Year built/	Gross	Initial cost to the Company
Property	State	Year acquired	Percent owned	Year last renovated	leasable area	Land	Building and Improvements

Norwood Shopping Center	MA	2006	100%	1965/2013	102,459	$1,874,000	$8,453,000
Oak Ridge Shopping Center	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/2013	90,100	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960’s/2004	58,224	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/2012	111,051	1,488,000	6,566,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	86,089	2,010,000	6,489,000
Port Richmond Village	PA	2001	100%	1988	154,908	2,942,000	11,769,000
Quartermaster Plaza	PA	2014	100%	2004	456,364	37,031,000	54,210,000
River View Plaza	PA	2003	100%	1991/1998	226,786	9,718,000	40,356,000
San Souci Plaza	MD	2009	40%	1985 - 1997	264,134	14,849,000	18,445,000
South Philadelphia	PA	2003	100%	1950/2003	283,415	8,222,000	36,314,000
Southington Center	CT	2003	100%	1972/2000	155,842	—	11,834,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000
Swede Square	PA	2003	100%	1980/2012	100,816	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990/2012	227,193	7,632,000	29,308,000
The Commons	PA	2004	100%	2003	203,426	3,098,000	14,047,000
The Point	PA	2000	100%	1972/2012	268,037	2,700,000	10,800,000
The Shops at Suffolk Downs	MA	2005	100%	2005/2011	121,320	7,580,000	11,089,000
Timpany Plaza	MA	2007	100%	1970’s-1989	183,775	3,412,000	19,240,000
Trexler Mall	PA	2005	100%	1973/2013	339,279	6,932,000	32,815,000
Trexlertown Plaza	PA	2006	100%	1990/2011	313,929	13,349,000	23,867,000
Upland Square	PA	2007/2013	100%	2009	394,598	28,187,000	—
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,394	2,061,000	7,314,000
Webster Plaza	MA	2007	100%	1960’s-2004	101,824	3,551,000	18,412,000
West Bridgewater Plaza	MA	2007	100%	1970/2007	133,039	2,823,000	14,901,000
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,505,000
Land parcels	PA	n/a	100%	n/a	—	1,965,000	—

Total Portfolio					9,246,984	$320,087,000	$863,457,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2014

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2014
Property	cost capitalized	Land	Building and improvements	Total	Accumulated depreciation (3)	Amount of Encumbrance

Norwood Shopping Center	$1,640,000	$1,874,000	$10,093,000	$11,967,000	$2,735,000	—
Oak Ridge Shopping Center	45,000	960,000	4,299,000	5,259,000	1,079,000	3,166,000
Oakland Commons	(233,000)	2,504,000	15,429,000	17,933,000	3,739,000	—
Oakland Mills	41,000	1,611,000	6,333,000	7,944,000	2,051,000	4,457,000
Palmyra Shopping Center	1,394,000	1,488,000	7,960,000	9,448,000	2,321,000	—
Pine Grove Plaza	476,000	2,010,000	6,965,000	8,975,000	1,978,000	5,197,000
Port Richmond Village	1,408,000	2,843,000	13,276,000	16,119,000	4,517,000	—
Quartermaster Plaza	79,000	37,031,000	54,289,000	91,320,000	1,436,000	41,786,000
River View Plaza	4,987,000	9,718,000	45,343,000	55,061,000	13,310,000	—
San Souci Plaza	1,947,000	13,406,000	21,835,000	35,241,000	7,638,000	27,200,000
South Philadelphia	2,779,000	8,222,000	39,093,000	47,315,000	13,469,000	—
Southington Center	193,000	—	12,027,000	12,027,000	3,411,000	5,209,000
Suffolk Plaza	23,000	1,402,000	7,259,000	8,661,000	2,720,000	—
Swede Square	5,701,000	2,272,000	11,929,000	14,201,000	4,281,000	9,999,000
The Brickyard	1,576,000	7,648,000	30,868,000	38,516,000	8,317,000	—
The Commons	2,934,000	3,098,000	16,981,000	20,079,000	5,383,000	—
The Point	14,670,000	2,996,000	25,174,000	28,170,000	7,905,000	29,001,000
The Shops at Suffolk Downs	9,439,000	7,580,000	20,528,000	28,108,000	4,326,000	—
Timpany Plaza	1,343,000	3,368,000	20,627,000	23,995,000	4,545,000	—
Trexler Mall	6,312,000	6,932,000	39,127,000	46,059,000	9,808,000	—
Trexlertown Plaza	25,177,000	13,351,000	49,042,000	62,393,000	7,266,000	—
Upland Square	66,757,000	25,783,000	69,161,000	94,944,000	9,331,000	—
Valley Plaza	1,102,000	1,950,000	8,868,000	10,818,000	2,709,000	—
Washington Center Shoppes	4,056,000	2,000,000	11,431,000	13,431,000	4,114,000	—
Webster Plaza	(211,000)	4,082,000	17,670,000	21,752,000	3,948,000	—
West Bridgewater Plaza	(809,000)	2,596,000	14,319,000	16,915,000	3,336,000	10,255,000
Yorktowne Plaza	451,000	5,799,000	26,097,000	31,896,000	6,511,000	—
Land parcels	(1,084,000)	881,000	—	881,000	—	—

Total Portfolio	$292,629,000	$312,868,000	$1,163,305,000	$1,476,173,000	$267,211,000	$393,388,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2014

(continued)

The changes in real estate and accumulated depreciation for the three years ended December 31, 2014 are as follows (1):

Cost	2014	2013	2012

Balance, beginning of the year	$1,450,951,000	$1,423,979,000	$1,321,083,000
Properties held for sale	(81,223,000)	—	—
Properties acquired	91,241,000	34,666,000	76,185,000
Properties sold	—	(1,351,000)	—
Impairments	(6,000)	(928,000)	(332,000)
Improvements and betterments	15,210,000	13,581,000	27,142,000
Write-off fully-depreciated assets	—	(18,996,000)	(99,000)

Balance, end of the year	$1,476,173,000 (2)	$1,450,951,000	$1,423,979,000

Accumulated depreciation

Balance, beginning of the year	$251,605,000	$229,535,000	$189,608,000
Properties held for sale	(18,523,000)	—	—
Depreciation expense (3)	34,129,000	41,066,000	40,026,000
Write-off fully-depreciated assets	—	(18,996,000)	(99,000)

Balance, end of the year	$267,211,000	$251,605,000	$229,535,000

Net book value	$1,208,962,000	$1,199,346,000	$1,194,444,000

(1)	Restated to reflect reclassifications of certain properties previously treated as “real estate held for sale/conveyance” to “real estate held for use”.
(2)	At December 31, 2014, the aggregate cost for federal income tax purposes was approximately $3.6 million less than the Company’s recorded values.
(3)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of December 31, 2014, and have determined that such disclosure controls and procedures are effective.

There have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting during the last quarter of 2014.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – 2013 Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2014, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

We have audited Cedar Realty Trust, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cedar Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures –“Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cedar Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cedar Realty Trust, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014 of Cedar Realty Trust, Inc. and our report dated February 19, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 19, 2015

Part III.

Item 10. Directors, Executive Officers and Corporate Governance

This item is incorporated by reference to the definitive proxy statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11. Executive Compensation

This item is incorporated by reference to the definitive proxy statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the definitive proxy statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the definitive proxy statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

This item is incorporated by reference to the definitive proxy statement for the 2015 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

		The response to this portion of Item 15 is included in Item 8 of this report.

	2.	Financial Statement Schedules

		The response to this portion of Item 15 is included in Item 8 of this report.

	3.	Exhibits

Item	Title or Description

3.1	Articles of Incorporation of Cedar Realty Trust, Inc., including all amendments and articles supplementary previously filed, incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2013.

3.2	By-laws of Cedar Realty Trust, Inc., including all amendments previously filed, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2011.

3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.b	Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.c	Amendment No. 2 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.c of Form 10-K for the year ended December 31, 2004.

3.3.d	Amendment No. 3 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.d of Form 10-K for the year ended December 31, 2006.

3.3.e	Amendment No. 4 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarterly period ended September 30, 2010.

3.3.f	Amendment No. 5 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 16, 2012.

3.3.g	Amendment No. 6 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 29, 2012.

3.3.h	Amendment No. 7 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 14, 2012.

3.3.i	Amendment No. 8 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on November 21, 2012.

3.3.j	Amendment No. 9 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on February 11, 2013.

10.1.a*	Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.a of Form 10-K for the year ended December 31, 2004.

10.1.b*	Amendment No. 1 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.b of Form 10-K for the year ended December 31, 2004.

10.1.c*	Amendment No. 2 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of August 9, 2004, incorporated by reference to Exhibit 10.6.c of Form 10-K for the year ended December 31, 2004.

10.1.d*	Amendment No. 3 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.

10.1.e*	Amendment No. 4 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.1.e of Form 10-K for the year ended December 31, 2006.

10.1.f*	Amendment No. 5 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.1.f of Form 10-K for the year ended December 31, 2007.

10.1.g*	Amendment No. 6 to the Cedar Realty Trust, Inc. Senior Executive Deferred Compensation Plan, effective as of December 14, 2011, incorporated by reference to Exhibit 10.1.g of Form 10-K for the year ended December 31, 2011.

10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

10.2.b*	Amendment No. 1 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.2.b of Form 10-K for the year ended December 31, 2006.

10.2.c*	Amendment No. 2 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.2.c of Form 10-K for the year ended December 31, 2007.

10.2.d*	Amendment No. 3 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 16, 2008, incorporated by reference to Exhibit 10.2.d of Form 10-K for the year ended December 31, 2008.

10.2.e*	Amendment No. 4 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of June 30, 2011, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2011.

10.2.f*	Amendment No. 5 to the 2005 Cedar Realty Trust, Inc. Deferred Compensation Plan, effective as of December 14, 2011, incorporated by reference to Exhibit 10.2.f of Form 10-K for the year ended December 31, 2011.

10.2.g*	Amendment No. 6 to the 2005 Cedar Realty Trust, Inc. Deferred Compensation Plan, effective as of December 12, 2012, incorporated by reference to Exhibit 10.2.g of Form 10-K for the year ended December 31, 2012.

10.2.h*	Amendment No. 7 to the 2005 Cedar Realty Trust, Inc. Deferred Compensation Plan, effective as of December 24, 2013, incorporated by reference to Exhibit 10.2.h of Form 10-K for the year ended December 31, 2013.

10.3.a*	Employment Agreement between Cedar Shopping Centers, Inc. and Philip R. Mays, dated as of May 24, 2011, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2011.

10.3.b*	Employment Agreement between Cedar Shopping Centers, Inc. and Bruce J. Schanzer, dated as of May 31, 2011, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2011.

10.3.c*	Second Amended And Restated Employment Agreement between Cedar Realty Trust, Inc. and Brenda J. Walker, dated as of October 19, 2012, incorporated by reference to Exhibit 10.3.c of Form 10-K for the year ended December 31, 2012.

10.3.d*	Second Amended And Restated Employment Agreement between Cedar Realty Trust, Inc. and Nancy Mozzachio, dated as of October 19, 2012.

10.4.a	Third Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of February 5, 2015.

10.4.b	Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of February 5, 2015.

10.6	Voting Agreement dated February 13, 2008 among Cedar Shopping Centers, Inc., Inland American Real Estate Trust, Inc., Inland Investment Advisors, Inc. Inland Real Estate Investment Corporation and The Inland Group, Inc., incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2007.

10.7.a	Agreement Regarding Purchase of Partnership Interests By And Between Cedar Realty Trust Partnership, L.P., Cedar RCP LP LLC, And Cedar RCP GP LLC, as sellers, And RioCan Holdings USA Inc., as purchaser, dated September 6, 2012, incorporated by reference to Exhibit 1.1 of Form 8-K filed on September 7, 2012.

10.7.b	Agreement Regarding Purchase Of Interests (Franklin) By And Between RC Cedar REIT Property Subsidiary LP And Cedar Realty Trust Partnership, L.P. And RC Cedar REIT LP And RioCan Holdings USA Inc., dated as of September 6, 2012, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2012.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Section 302 Chief Executive Officer Certification

31.2	Section 302 Chief Financial Officer Certification

32.1	Section 906 Chief Executive Officer Certification

32.2	Section 906 Chief Financial Officer Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.

(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a)(3) above.

(c)	The following financial statement schedules are filed as part of the report:

The response to this portion of Item 15 is included in Item 15(a)(2) above.

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

February 19, 2015

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

February 19, 2015