Form 10-Q
period 2015-03-31
CEDAR REALTY TRUST, INC.
filed 2015-05-05
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At April 30, 2015, there were 85,024,444 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

The information contained in this Form 10-Q is unaudited and does not purport to disclose all items required by accounting principles generally accepted in the United States. In addition, statements made or incorporated by reference herein may include certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors which could have a material adverse effect on the operations and future prospects of the Company are as set forth under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate:
Land	$315,807,000	$312,868,000
Buildings and improvements	1,183,270,000	1,163,305,000

	1,499,077,000	1,476,173,000
Less accumulated depreciation	(274,456,000)	(267,211,000)

Real estate, net	1,224,621,000	1,208,962,000

Real estate held for sale	16,749,000	16,508,000
Cash and cash equivalents	3,771,000	3,499,000
Restricted cash	7,845,000	7,859,000
Receivables	21,308,000	18,405,000
Other assets and deferred charges, net	32,643,000	31,546,000

TOTAL ASSETS	$1,306,937,000	$1,286,779,000

LIABILITIES AND EQUITY
Mortgage loans payable	$361,267,000	$393,388,000
Unsecured revolving credit facility	48,000,000	72,000,000
Unsecured term loans	250,000,000	200,000,000
Accounts payable and accrued liabilities	24,563,000	22,364,000
Unamortized intangible lease liabilities	23,674,000	23,776,000

Total liabilities	707,504,000	711,528,000

Noncontrolling interest - limited partners’ mezzanine OP Units	389,000	396,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 85,026,000 and 79,213,000 shares, issued and outstanding, respectively)	5,102,000	4,753,000
Treasury stock (3,197,000 and 3,344,000 shares, respectively, at cost)	(17,471,000)	(18,803,000)
Additional paid-in capital	823,646,000	791,174,000
Cumulative distributions in excess of net income	(399,456,000)	(395,087,000)
Accumulated other comprehensive loss	(5,154,000)	(3,146,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	597,328,000	569,552,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	(655,000)	2,872,000
Limited partners’ OP Units	2,371,000	2,431,000

Total noncontrolling interests	1,716,000	5,303,000

Total equity	599,044,000	574,855,000

TOTAL LIABILITIES AND EQUITY	$1,306,937,000	$1,286,779,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2015	2014
REVENUES
Rents	$28,962,000	$28,540,000
Expense recoveries	9,621,000	9,117,000
Other	52,000	55,000

Total revenues	38,635,000	37,712,000

EXPENSES
Operating, maintenance and management	8,344,000	8,168,000
Real estate and other property-related taxes	4,687,000	4,551,000
General and administrative	3,919,000	3,524,000
Acquisition costs	499,000	2,870,000
Depreciation and amortization	9,508,000	9,448,000

Total expenses	26,957,000	28,561,000

OTHER
Impairment charges	1,109,000	88,000

Total other	1,109,000	88,000

OPERATING INCOME	10,569,000	9,063,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(7,278,000)	(8,071,000)
Early extinguishment of debt costs	(57,000)	(88,000)

Total non-operating income and expense	(7,335,000)	(8,159,000)

INCOME FROM CONTINUING OPERATIONS	3,234,000	904,000

DISCONTINUED OPERATIONS
Income from operations	12,000	864,000
Impairment reversals/(charges), net	153,000	(58,000)

Total income from discontinued operations	165,000	806,000

NET INCOME	3,399,000	1,710,000

Add, net loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	78,000	66,000
Limited partners’ interest in Operating Partnership	2,000	11,000

Total net loss attributable to noncontrolling interests	80,000	77,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	3,479,000	1,787,000

Preferred stock dividends	(3,602,000)	(3,602,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(123,000)	$(1,815,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	0.01	0.01

	$(0.00)	$(0.03)

Weighted average number of common shares - basic and diluted	80,719,000	74,620,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
	2015	2014
Net income	$3,399,000	$1,710,000

Other comprehensive income - unrealized (loss) gain on change in fair value of cash flow hedges:
Consolidated	(2,016,000)	688,000

Comprehensive income	1,383,000	2,398,000

Comprehensive loss attributable to noncontrolling interests	88,000	73,000

Comprehensive income attributable to Cedar Realty Trust, Inc.	$1,471,000	$2,471,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Three months ended March 31, 2015

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
	Shares	$25.00 Liquidation value	Shares	$0.06 Par value	Treasury stock, at cost	Additional paid-in capital	distributions in excess of net income	other comprehensive (loss)	Total
Balance, December 31, 2014	7,950,000	$190,661,000	79,213,000	$4,753,000	$(18,803,000)	$791,174,000	$(395,087,000)	$(3,146,000)	$569,552,000

Net income (loss)	—	—	—	—	—	—	3,479,000	—	3,479,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(2,008,000)	(2,008,000)
Share-based compensation, net	—	—	63,000	4,000	1,332,000	(1,259,000)	—	—	77,000
Common stock sales and issuance expenses, net	—	—	5,750,000	345,000		41,466,000	—	—	41,811,000
Preferred stock dividends	—	—	—	—	—	—	(3,602,000)	—	(3,602,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,246,000)	—	(4,246,000)
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	35,000	—	—	35,000
Acquisition of noncontrolling interest	—	—	—	—	—	(7,770,000)	—	—	(7,770,000)

Balance, March 31, 2015	7,950,000	$190,661,000	85,026,000	$5,102,000	$(17,471,000)	$823,646,000	$(399,456,000)	$(5,154,000)	$597,328,000

	Noncontrolling Interests
	Minority interests in consolidated joint ventures	Limited partners’ interest in Operating Partnership	Total	Total equity
Balance, December 31, 2014	$2,872,000	$2,431,000	$5,303,000	$574,855,000

Net income (loss)	(78,000)	(2,000)	(80,000)	3,399,000
Unrealized (loss) on change in fair value of cash flow hedges	—	(9,000)	(9,000)	(2,017,000)
Share-based compensation, net	—	—	—	77,000
Common stock sales and issuance expenses, net	—	—	—	41,811,000
Preferred stock dividends	—	—	—	(3,602,000)
Distributions to common shareholders/noncontrolling interests	—	(18,000)	(18,000)	(4,264,000)
Reallocation adjustment of limited partners’ interest	—	(31,000)	(31,000)	4,000
Acquisition of noncontrolling interest	(3,449,000)	—	(3,449,000)	(11,219,000)

Balance, March 31, 2015	$(655,000)	$2,371,000	$1,716,000	$599,044,000

See accompanying notes to consolidated financial statements.

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$3,399,000	$1,710,000
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges, net	956,000	146,000
Straight-line rents	(196,000)	(187,000)
Provision for doubtful accounts	309,000	591,000
Depreciation and amortization	9,508,000	9,448,000
Amortization of intangible lease liabilities	(830,000)	(1,141,000)
Expense relating to share-based compensation, net	804,000	790,000
Amortization (including accelerated write-off) of deferred financing costs	424,000	608,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(3,775,000)	(3,080,000)
Prepaid expenses and other	(483,000)	(786,000)
Accounts payable and accrued liabilities	(361,000)	(507,000)

Net cash provided by operating activities	9,755,000	7,592,000

INVESTING ACTIVITIES
Acquisition of real estate	(24,449,000)	(38,861,000)
Expenditures for real estate improvements	(1,083,000)	(3,171,000)
Net proceeds from sales of real estate	2,100,000	24,451,000
Construction escrows and other	(55,000)	(1,126,000)

Net cash (used) by investing activities	(23,487,000)	(18,707,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(93,000,000)	(85,500,000)
Advances under revolving credit facility	69,000,000	51,000,000
Advances under term loans	50,000,000	75,000,000
Mortgage repayments	(32,121,000)	(60,745,000)
Payments of debt financing costs	(2,599,000)	(1,257,000)
Noncontrolling interests:
Purchase of joint venture minority interests share	(11,219,000)	—
Distributions to limited partners	(20,000)	(23,000)
Common stock sales less issuance expenses, net	41,811,000	41,306,000
Preferred stock dividends	(3,602,000)	(3,602,000)
Distributions to common shareholders	(4,246,000)	(3,958,000)

Net cash provided by financing activities	14,004,000	12,221,000

Net increase in cash and cash equivalents	272,000	1,106,000
Cash and cash equivalents at beginning of period	3,499,000	3,973,000

Cash and cash equivalents at end of period	$3,771,000	$5,079,000

See accompanying notes to consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At March 31, 2015, the Company owned and managed a portfolio of 59 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2015, the Company owned a 99.5% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.5% at March 31, 2015) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 393,000 OP Units outstanding at March 31, 2015 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The prior period financial statements reflect certain reclassifications which had no impact on previously-reported net income attributable to common shareholders or earnings per share. The consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2015	2014
Supplemental disclosure of cash activities:
Cash paid for interest	$7,242,000	$8,531,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	163,000	201,000
Mortgage loans payable assumed upon acquisition	—	(53,439,000)
Conversions of OP Units into common stock	—	371,000

Recently-Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the accounting for revenue recognition. Under the amended guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

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

In February 2015, the FASB issued guidance which amends the current consolidation requirements, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under the analysis, limited partnerships and other similar

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

entities will be considered a variable interest entity unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption being permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued guidance which amends the balance sheet presentation for debt issuance costs. Under the amended guidance, a company will present unamortized debt issuance costs as a direct deduction from the carrying amount of that debt liability. The guidance is to be applied on a retrospective basis, and is effective for annual reporting periods beginning after December 15, 2015, with early adoption being permitted. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

Note 3. Real Estate

Acquisitions

On January 23, 2015, the Company acquired the New London joint venture’s 60% ownership interest, giving the Company a 100% ownership interest in this property, which is located in New London, Connecticut. The purchase price was $27.3 million, consisting of $10.9 million in cash, and $16.4 million representing the 60% share of the in-place mortgage financing. As the property was previously controlled and consolidated by the Company, the acquisition of the 60% noncontrolling ownership interest was recorded as a capital transaction.

On February 27, 2015, the Company acquired Lawndale Plaza, located in Philadelphia, Pennsylvania. The purchase price for the property, which was unencumbered, was approximately $25.2 million. The Company incurred costs of $0.5 million in connection with this acquisition. In addition, the purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with accounting policies for business combinations, with such valuations to be finalized when valuation studies are completed.

Properties Held For Sale Subsequent to December 31, 2013

During 2015 the Company determined to sell Kenley Village, located in Hagerstown, Maryland, and during 2014, the Company determined to sell Circle Plaza, located in Shamokin Dam, Pennsylvania, and Liberty Marketplace, located in Dubois, Pennsylvania. The potential sales of these properties did not meet the criteria set forth in the guidance for reporting discontinued operations which was adopted in 2014. As such, these properties have been classified as “real estate held for sale” on the accompanying consolidated balance sheets, and their results of operations have remained in continuing operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

The Company conducts a continuing review of the values for all remaining properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses, if no contract amounts were as yet being negotiated (see Note 5 — “Fair Value Measurements”), or (3) with respect to land parcels, estimated sales prices, less cost to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company performs recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

Note 4. Discontinued Operations

On February 2, 2015, the Company sold Huntingdon Plaza, located in Huntingdon, Pennsylvania, for $2.2 million. Upon the sale of Huntingdon Plaza, the Company currently has no other properties for which the results are classified as discontinued operations. The following is a summary of the components of income from discontinued operations:

	Three months ended March 31,
	2015	2014
REVENUES
Rents	$38,000	$1,547,000
Expense recoveries and other	1,000	733,000

Total revenues	39,000	2,280,000

EXPENSES
Operating, maintenance and management	20,000	578,000
Real estate and other property-related taxes	7,000	437,000
Interest	—	401,000

Total expenses	27,000	1,416,000

INCOME FROM OPERATIONS	12,000	864,000

IMPAIRMENT REVERSALS/(CHARGES), NET	153,000	(58,000)

TOTAL INCOME FROM DISCONTINUED OPERATIONS	$165,000	$806,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

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

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of March 31, 2015, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for sale, which are measured on a nonrecurring basis, have been determined to be (1) Level 2 within the valuation hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, direct capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach was utilized for certain land values and include comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believed to be within a reasonable range of current market rates for the respective properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$560,000	$—	$—	$560,000

Share-based compensation liabilities (b)	$557,000	$—	$—	$557,000

Interest rate swaps liability (b)	$—	$4,861,000	$—	$4,861,000

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$492,000	$—	$—	$492,000

Share-based compensation liabilities (b)	$487,000	$—	$—	$487,000

Interest rate swaps liability (b)	$—	$2,777,000	$—	$2,777,000

(a)	Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of March 31, 2015 and December 31, 2014, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. As of March 31, 2015 and December 31, 2014, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were approximately $378.8 million and $410.8 million, respectively; the carrying values of such loans were $361.3 million and $393.4 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$3,665,000	$13,084,000	$16,749,000

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$3,424,000	$13,084,000	$16,508,000

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015
		Valuation	Unobservable
Description	Fair value	Technique	inputs	Rate
Retail property	$13,084,000	Discounted cash flow	Capitalization rate	8.3%

			Discount rate	9.6%

	December 31, 2014
		Valuation	Unobservable
Description	Fair value	Technique	inputs	Rate
Retail property	$13,084,000	Discounted cash flow	Capitalization rate	8.3%

			Discount rate	9.6%

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 6. Mortgage Loans Payable and Credit Facility

Mortgage Loans Payable

During the three months ended March 31, 2015, the Company repaid the following mortgage loans payable:

Property	Repayment Date	Principal Payoff Amount
New London Mall	February 1, 2015	$27,365,000
Oak Ridge Shopping Center	March 11, 2015	$3,155,000

Unsecured Revolving Credit Facility and Term Loans

The Company has a $310 million unsecured credit facility which, as amended on February 5, 2015, consists of (1) a $260 million revolving credit facility, expiring on February 5, 2019, and (2) a $50 million term loan, expiring on February 5, 2020. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Borrowings under the revolving credit facility component can range from LIBOR plus 135 basis points (“bps”) to 195 bps (135 bps at March 31, 2015) and borrowing under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at March 31, 2015), each based on the Company’s leverage ratio. As of March 31, 2015, the Company had $184.0 million available for additional borrowings under the revolving credit facility.

The Company has $150 million of unsecured term loans comprised of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. As amended, borrowings under the five-year $75 million term loan can range from LIBOR plus 130 bps to 190 bps (130 bps at March 31, 2015) and borrowings under the seven-year $75 million term loan can range from LIBOR plus 170 bps to 230 bps (170 bps at March 31, 2015), each based on the Company’s leverage ratio. Additionally, the Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans through their maturities. As of March 31, 2015, the effective fixed interest rates are 2.9% for the five-year $75 million term loan and 4.0% for the seven-year $75 million term loan, respectively.

On February 5, 2015, the Company closed $100 million of new unsecured term loans comprised of a five-year $50 million term loan maturing February 5, 2020 (all of which was borrowed at closing), and a seven-year $50 million term loan maturing February 5, 2022.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Proceeds from the seven-year term loan can be drawn at any time until July 1, 2015. Borrowings under the five-year $50 million term loan can range from LIBOR plus 130 to 190 bps (130 bps at March 31, 2015) and borrowings under the seven-year $50 million term loan can range from LIBOR plus 155 bps to 215 bps (155 bps at March 31, 2015), each based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which will convert the LIBOR rates to fixed rates for these term loans beginning July 1, 2015 through their maturities. Based on the Company’s leverage ratio as of March 31, 2015, the effective fixed interest rates would be 2.8% for the five-year $50 million term loan and 3.3% for the seven-year $50 million term loan beginning on July 1, 2015.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt. As of March 31, 2015 the Company is in compliance with all financial covenants.

Derivative Financial Instruments

At March 31, 2015, the Company had $4,861,000 on the consolidated balance sheet included in accounts payable and accrued liabilities relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $3.5 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

The following is a summary of the derivative financial instruments held by the Company at March 31, 2015 and December 31, 2014:

March 31, 2015
Designation/ Cash flow	Derivative	Count	Notional value	Fair value	Maturity dates	Balance sheet location
Qualifying	Interest rate swaps	4	$200,000,000	$4,861,000	2019 - 2022	Accounts payable and accrued liabilities

December 31, 2014
Designation/ Cash flow	Derivative	Count	Notional value	Fair value	Maturity dates	Balance sheet location
Qualifying	Interest rate swaps	2	$150,000,000	$2,777,000	2019 and 2021	Accounts payable and accrued liabilities

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2015 and 2014, respectively:

		Gain (loss) recognized in other comprehensive income (effective portion)
Designation/		Three months ended March 31,
Cash flow	Derivative	2015	2014
Qualifying	Interest rate swaps	$(2,747,000)	$535,000

		Gain (loss) recognized in other comprehensive income reclassified into earnings (effective portion)
		Three months ended March 31,
Classification		2015	2014
Continuing Operations		$731,000	$77,000
Discontinued Operations		$—	$76,000

As of March 31, 2015, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of March 31, 2015, if a counterparty were to default, the Company would receive a net interest benefit.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

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

The Company has at-the-market offering programs, under which it may offer and sell, from time-to-time, shares of its common and preferred stock. During the three months ended March 31, 2015, there were no shares sold under these programs.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2015	2014
Common stock	$0.050	$0.050
7.250% Series B Preferred Stock	$0.453	$0.453

On April 20, 2015, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on May 20, 2015 to shareholders of record on May 8, 2015.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

Note 9. Revenues

Rental revenues for the three months ended March 31, 2015 and 2014, respectively, are comprised of the following:

	Three months ended March 31,
	2015	2014
Base rents	$27,792,000	$27,091,000
Percentage rent	144,000	121,000
Straight-line rents	196,000	187,000
Amortization of intangible lease liabilities, net	830,000	1,141,000

Total rents	$28,962,000	$28,540,000

Note 10. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three months ended March 31, 2015 and 2014, respectively:

	Three months ended March 31,
	2015	2014
Expense relating to share grants	$823,000	$847,000
Amounts capitalized	(19,000)	(57,000)

Total charged to operations	$804,000	$790,000

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. During the three months ended March 31, 2015, there were 176,000 time-based restricted shares issued, with a weighted average grant date fair value of $7.45 per share. At March 31, 2015, approximately 1.5 million shares remained available for grants pursuant to the 2012 Plan.

Note 11. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2015

(unaudited)

are allocated entirely to the common shareholders. For the three months ended March 31, 2015 and 2014, the Company had 3.6 million and 3.7 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2015 and 2014, respectively:

	Three months ended March 31,
	2015	2014
Numerator
Income from continuing operations	$3,234,000	$904,000
Preferred stock dividends	(3,602,000)	(3,602,000)
Net loss attributable to noncontrolling interests	81,000	71,000
Net earnings allocated to unvested shares	(177,000)	(182,000)

Loss from continuing operations attributable to vested common shares	(464,000)	(2,809,000)
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	164,000	812,000

Net loss attributable to vested common shares outstanding	$(300,000)	$(1,997,000)

Denominator
Weighted average number of vested common shares outstanding	80,719,000	74,620,000

Earnings (loss) per vested common share, basic and diluted
Continuing operations	$(0.01)	$(0.04)
Discontinued operations	$0.01	$0.01

	$(0.00)	$(0.03)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 393,000 and 480,000 for the three months ended March 31, 2015 and 2014, respectively.

Note 12. Subsequent Events

In determining subsequent events, management reviewed all activity from April 1, 2015 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At March 31, 2015, the Company owned and managed a portfolio of 59 operating properties (excluding properties “held for sale”) totaling approximately 9.3 million square feet of gross leasable area (“GLA”). The portfolio was 93.1% leased and 92.4% occupied at March 31, 2015.

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

2015 Significant Transactions

Acquisitions

On January 23, 2015, the Company acquired the New London joint venture’s 60% ownership interest, giving the Company a 100% ownership interest in this property, which is located in New London, Connecticut. The purchase price was $27.3 million, consisting of $10.9 million in cash, and $16.4 million representing the 60% share of the in-place mortgage financing. As the property was previously controlled and consolidated by the Company, the acquisition of the 60% noncontrolling ownership interest was recorded as a capital transaction.

On February 27, 2015, the Company acquired Lawndale Plaza, located in Philadelphia, Pennsylvania. The purchase price for the property, which was unencumbered, was approximately $25.2 million. The Company incurred costs of $0.5 million in connection with this acquisition.

Disposition

During the three months ended March 31, 2015, the Company sold the following property:

Property	Location	GLA	Date Sold	Sales Price
Huntingdon Plaza	Huntingdon, PA	142,845	2/2/2015	$2,200,000

Debt

On February 5, 2015, the Company amended its existing $310 million unsecured credit facility. In addition, the Company closed $100 million of new unsecured term loans. See “Liquidity and Capital Resources” below for additional details.

During the three months ended March 31, 2015, the Company repaid the following mortgage loans payable:

Property	Repayment Date	Principal Payoff Amount
New London Mall	February 1, 2015	$27,365,000
Oak Ridge Shopping Center	March 11, 2015	$3,155,000

Equity

On January 12, 2015, the Company concluded a public offering of 5,750,000 shares of its common stock (including 750,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.9 million.

The Company has at-the-market offering programs, under which it may offer and sell, from time-to-time, shares of its common and preferred stock. During the three months ended March 31, 2015, there were no shares sold under these programs.

Results of Operations

Comparison of three months ended March 31, 2015 to 2014

			Change
	2015	2014	Dollars	Percent
Revenues	$38,635,000	$37,712,000	$923,000	2.4%
Property operating expenses	(13,031,000)	(12,719,000)	(312,000)	2.5%

Property operating income	25,604,000	24,993,000	611,000
General and administrative	(3,919,000)	(3,524,000)	(395,000)	11.2%
Acquisition costs	(499,000)	(2,870,000)	2,371,000	n/a
Depreciation and amortization	(9,508,000)	(9,448,000)	(60,000)	0.6%
Impairment charges	(1,109,000)	(88,000)	(1,021,000)	n/a
Interest expense	(7,278,000)	(8,071,000)	793,000	-9.8%
Early extinguishment of debt costs	(57,000)	(88,000)	31,000	n/a

Income from continuing operations	3,234,000	904,000	2,330,000
Discontinued operations:
Income from operations	12,000	864,000	(852,000)	-98.6%
Impairment reversals/(charges), net	153,000	(58,000)	211,000	n/a

Net income	3,399,000	1,710,000	1,689,000
Net loss attributable to noncontrolling interests	80,000	77,000	3,000

Net income attributable to Cedar Realty Trust, Inc.	$3,479,000	$1,787,000	$1,692,000

Revenues were higher primarily as a result of (1) an increase of $2.0 million in rental revenues and expense recoveries at properties acquired in the first quarters of 2015 and 2014, (2) an increase of $0.3 million in rental revenues and expense recoveries at the Company’s redevelopment properties, and (3) an increase of $0.1 million in rental revenues and expense recoveries at the Company’s same-center properties, partially offset by a decrease of $1.6 million in rental revenues and expense recoveries at properties initially classified in 2015 and 2014 as real estate held for sale, both sold and still held for sale.

Property operating expenses were higher primarily as a result of (1) an increase of $0.5 million in property operating expenses at properties acquired in the first quarters of 2015 and 2014 and (2) a $0.4 million increase in snow removal costs, partially offset by (1) a $0.3 million decrease in other operating expenses, primarily bad debt expense, repairs and maintenance, and non-billable expenses and (2) a $0.1 million decrease in payroll and payroll related costs.

General and administrative costs were higher primarily as a result of an increase in professional fees.

Acquisition costs in 2015 relate to the purchase of Lawndale Plaza, located in Philadelphia, Pennsylvania. Acquisition costs in 2014 relate to the purchase of Quartermaster Plaza, located in Philadelphia, Pennsylvania.

Depreciation and amortization expenses remained consistent as a result of a reduction of $0.6 million in depreciation and amortization expense related to properties initially classified in 2015 and 2014 as real estate held for sale as the carrying values of these properties are now measured at the lower of depreciated cost or fair value, less cost to sell, offset by an increase of $0.6 million in depreciation and amortization expenses relating to properties acquired in the first quarters of 2015 and 2014.

Impairment charges in 2015 and 2014 relate to the impairments of properties initially classified in 2015 and 2014 as real estate held for sale.

Interest expense was lower primarily as a result of (1) $0.8 million as a result of a decrease in the overall outstanding principal balance of debt and (2) $0.1 million as a result of a decrease in the amortization of deferred financing costs.

Early extinguishment of debt costs in 2015 and 2014 relate to write-offs of unamortized fees associated with the prepayment of certain mortgage loans payable.

Discontinued operations for 2015 and 2014 include the results of operations and impairment reversals/(charges) for properties treated as “discontinued operations” prior to January 1, 2014.

Same-Property Net Operating Income

Same-property net operating income (“same-property NOI”) is a widely-used non-GAAP financial measure for REITs that the Company believes, when considered with financial statements prepared in accordance with GAAP, is useful to investors as it provides an indication of the recurring cash generated by the Company’s properties by excluding certain non-cash revenues and expenses, as well as other infrequent items such as lease termination income which tends to fluctuate more than rents from year to year. Properties are included in same-property NOI if they are owned and operated for the entirety of both periods being compared, except for properties undergoing significant redevelopment and expansion until such properties have stabilized, and properties classified as “held for sale”. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from same-property NOI.

Same-property NOI should not be considered as an alternative to net income prepared in accordance with GAAP or as a measure of liquidity. Further, same-property NOI is a measure for which there is no standard industry definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs.

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Three months ended March 31,
	2015	2014
Consolidated operating income	$10,569,000	$9,063,000
Add (deduct):
General and administrative	3,919,000	3,524,000
Acquisition costs	499,000	2,870,000
Impairment charges	1,109,000	88,000
Depreciation and amortization	9,508,000	9,448,000
Corporate costs included in property expenses	1,150,000	1,311,000
Straight-line rents	(196,000)	(187,000)
Amortization of intangible lease liabilities	(830,000)	(1,141,000)
Internal management fees charged to properties	(851,000)	(861,000)
Lease termination income and other adjustments	71,000	68,000

Consolidated NOI	24,948,000	24,183,000
Less NOI related to properties not defined as same-property	(4,768,000)	(4,250,000)

Same-property NOI	$20,180,000	$19,933,000

Number of same properties	52	52
Same-property occupancy, end of period	93.0%	93.9%
Same-property leased, end of period	93.7%	94.0%
Same-property average base rent, end of period	$13.04	$12.83

Same-property NOI for the comparative three month periods increased by 1.2%. The results reflect an increase in average base rent of $0.21 per square foot, which was partially offset by a decrease in occupancy of 90 bps.

Leasing Activity

The following is a summary of the Company’s leasing activity during the three months ended March 31, 2015:

	Leases signed	GLA	New rent per sq.ft. ($)	Prior rent per sq.ft. ($)	Cash basis % change	Tenant improvements per sq.ft. ($) (a)
Renewals	22	231,700	9.24	8.61	7.3%	0.00
New Leases - Comparable	8	53,800	11.43	10.20	12.1%	24.80
New Leases - Non-Comparable	3	27,400	14.00	n/a	n/a	0.00

Total (b)	33	312,900	10.03	n/a	n/a	4.26

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Legal fees and lease commissions averaged a combined total of $1.88 per square foot.

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

The Company has a $310 million unsecured credit facility which, as amended on February 5, 2015, consists of (1) a $260 million revolving credit facility, expiring on February 5, 2019, and (2) a $50 million term loan, expiring on February 5, 2020. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Borrowings under the revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (135 bps at March 31, 2015) and borrowing under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at March 31, 2015), each based on the Company’s leverage ratio. As of March 31, 2015, the Company had $184.0 million available for additional borrowings under the revolving credit facility.

On February 5, 2015, the Company closed $100 million of new unsecured term loans comprised of a five-year $50 million term loan maturing February 5, 2020 (all of which was borrowed at closing), and a seven-year $50 million term loan maturing February 5, 2022. Proceeds from the seven-year term loan can be drawn at any time until July 1, 2015. Borrowings under the five-year $50 million term loan can range from LIBOR plus 130 to 190 bps (130 bps at March 31, 2015) and borrowings under the seven-year $50 million term loan can range from LIBOR plus 155 bps to 215 bps (155 bps at March 31, 2015), each based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which will convert the LIBOR rates to fixed rates for these term loans beginning July 1, 2015 through their maturities. Based on the Company’s leverage ratio as of March 31, 2015, the effective fixed interest rates would be 2.8% for the five-year $50 million term loan and 3.3% for the seven-year $50 million term loan beginning on July 1, 2015.

The Company has $150 million of unsecured term loans comprised of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. As amended, borrowings under the five-year $75 million term loan can range from LIBOR plus 130 bps to 190 bps (130 bps at March 31, 2015) and borrowings under the seven-year $75 million term loan can range from LIBOR plus 170 bps to 230 bps (170 bps at March 31, 2015), each based on the Company’s leverage ratio. Additionally, the Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans through their maturities. As of March 31, 2015, the effective fixed interest rates are 2.9% for the five-year $75 million term loan and 4.0% for the seven-year $75 million term loan, respectively.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt. As of March 31, 2015, the Company is in compliance with all financial covenants.

Debt is comprised of the following at March 31, 2015:

		Interest rates
Description	Balance outstanding	Weighted - average	Range
Fixed-rate mortgages	$361,267,000	5.3%	3.1% - 7.5%
Unsecured credit facilities:
Revolving credit facility	48,000,000	1.5%
Term loan	50,000,000	1.6%
Term loan	75,000,000	2.9%
Term loan	50,000,000	1.5%
Term loan	75,000,000	4.0%

	$659,267,000	4.0%

For the remainder of 2015, the Company has approximately $4.5 million of scheduled debt principal amortization payments and $73.8 million of scheduled balloon payments. Substantially all remaining 2015 debt requirements will be refinanced from the proceeds of the $50 million unsecured term loans which closed on February 5, 2015 (see above) and availability under the unsecured credit facility.

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

The Company has at-the-market offering programs, under which it may offer and sell, from time-to-time, shares of its common and preferred stock. During the three months ended March 31, 2015, there were no shares sold under these programs.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2014, and has continued to declare common and preferred stock dividends during 2015. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Net Cash Flows

	March 31,
	2015	2014
Cash flows provided by (used in):
Operating activities	$9,755,000	$7,592,000
Investing activities	$(23,487,000)	$(18,707,000)
Financing activities	$14,004,000	$12,221,000

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $14.4 million for the three months ended March 31, 2015 and $12.0 million for the three months ended March 31, 2014. The approximately $2.4 million increase was primarily attributable to a reduction in interest expense of $1.3 million, and property operating income contributed by acquisitions, net of acquisition costs, which was offset by a reduction in property operating income associated with properties sold.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the three months ended March 31, 2015, the Company acquired a shopping center for $24.4 million, and incurred expenditures of $1.1 million for property improvements, which was offset by $2.1 million in proceeds received from sale of a property classified as held for sale. During the three months ended March 31, 2014, the Company acquired a shopping center, which was partially paid in cash, for $38.9 million, incurred expenditures of $3.2 million for property improvements, and had an increase of $1.1 million in construction escrows and other, which was offset by $24.5 million in proceeds received from sales of properties classified as held for sale.

Financing Activities

During the three months ended March 31, 2015, the Company borrowed $50.0 million under its new term loan and received proceeds of $41.8 million in sales of its common stock, which was offset by $32.1 million of repayments of mortgage obligations, $24.0 million of net repayments under the revolving credit facility, $11.2 million for the purchase of joint venture minority interests share, $7.8 million of preferred and common stock distributions, and $2.6 million of payments for debt financing costs. During the three months ended March 31, 2014, the Company borrowed $75.0 million under its new term loan and received proceeds of $41.3 million in sales of its common stock, which was offset by $60.7 million of repayments of mortgage obligations, $34.5 million of net repayments under the revolving credit facility, $7.6 million of preferred and common stock distributions, and $1.3 million of payments for debt financing costs.

Funds From Operations

Funds From Operations (“FFO”) is a widely recognized supplemental non-GAAP measure utilized to evaluate the financial performance of a REIT. The National Association of Real Estate Investment Trusts generally defines FFO as net income attributable to common shareholders (determined in accordance with GAAP), excluding gains (losses) from sales of real estate properties, impairment provisions on real estate properties, plus real estate related depreciation and amortization, and adjustments for partnerships and joint ventures to reflect FFO on the same basis. The Company considers FFO to be an appropriate measure of its financial performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets.

The Company also considers Operating Funds From Operations (“Operating FFO”) to be an additional meaningful financial measure of financial performance because it excludes items the Company does not believe are indicative of its core operating performance such as acquisition costs, amounts relating to early extinguishment of debt and preferred stock redemption costs. The Company believes Operating FFO further assists in comparing the Company’s financial performance to other REITs and the Company’s performance across reporting periods on a consistent basis by excluding such items.

FFO and Operating FFO should be reviewed with GAAP net income when trying to understand the Company’s operating performance. FFO and Operating FFO do not represent cash generated from operating activities and should not be considered as an alternative to net income attributable to common shareholders or to cash flow from operating activities. The Company’s computation of FFO and Operating FFO may differ from the computations utilized by other REITs and, accordingly, may not by comparable to such REITs.

A reconciliation of net loss attributable to common shareholders to FFO and Operating FFO for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014
Net loss attributable to common shareholders	$(123,000)	$(1,815,000)
Real estate depreciation and amortization	9,427,000	9,361,000
Limited partners’ interest	(2,000)	(11,000)
Impairment charges, net	956,000	146,000
Consolidated minority interests:
Share of loss	(78,000)	(66,000)
Share of FFO	(126,000)	(307,000)

FFO	10,054,000	7,308,000
Acquisition costs	499,000	2,870,000
Early extinguishment of debt costs	57,000	88,000

Operating FFO	$10,610,000	$10,266,000

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At March 31, 2015, the Company had $4,861,000 included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

Based on the Company’s leverage ratio at March 31, 2015, the following table details the unsecured term loans which are subject to interest rate swap agreements:

Amount	Effective date	Maturity date	Effective fixed interest rate
$ 75,000,000	July 2014	February 2019	2.9%
$ 75,000,000	July 2014	February 2021	4.0%
$ 50,000,000	July 2015	February 2020	2.8%
$ 50,000,000 (a)	July 2015	February 2021	3.3%

(a)	This term loan can be drawn at any time until July 1, 2015.

At March 31, 2015, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. The average interest rate on the $511.3 million of fixed-rate debt outstanding was 4.8%, with maturities at various dates through 2029. The average interest rate on the $148.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and term loans, was 1.5%. With respect to the $148.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.5 million per annum.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of March 31, 2015, and have determined that such disclosure controls and procedures are effective.

During the three months ended March 31, 2015, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

Part II        Other Information

Item 6.	Exhibits

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

May 5, 2015