Form 10-Q
period 2015-06-30
CEDAR REALTY TRUST, INC.
filed 2015-08-06
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At July 31, 2015, there were 85,006,400 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Real estate:
Land	$314,773,000	$312,868,000
Buildings and improvements	1,186,408,000	1,163,305,000

	1,501,181,000	1,476,173,000
Less accumulated depreciation	(283,222,000)	(267,211,000)

Real estate, net	1,217,959,000	1,208,962,000
Real estate held for sale	14,572,000	16,508,000
Cash and cash equivalents	8,371,000	3,499,000
Restricted cash	8,353,000	7,859,000
Receivables	19,330,000	18,405,000
Other assets and deferred charges, net	29,002,000	31,546,000

TOTAL ASSETS	$1,297,587,000	$1,286,779,000

LIABILITIES AND EQUITY
Mortgage loans payable	$354,522,000	$393,388,000
Unsecured revolving credit facility	—	72,000,000
Unsecured term loans	300,000,000	200,000,000
Accounts payable and accrued liabilities	20,336,000	22,364,000
Unamortized intangible lease liabilities	22,750,000	23,776,000

Total liabilities	697,608,000	711,528,000

Noncontrolling interest – limited partners’ mezzanine OP Units	—	396,000
Commitments and contingencies	—	—
Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 85,013,000 and 79,213,000 shares, issued and outstanding, respectively)	5,101,000	4,753,000
Treasury stock (3,192,000 and 3,344,000 shares, respectively, at cost)	(17,409,000)	(18,803,000)
Additional paid-in capital	824,296,000	791,174,000
Cumulative distributions in excess of net income	(401,793,000)	(395,087,000)
Accumulated other comprehensive loss	(2,870,000)	(3,146,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	597,986,000	569,552,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	(766,000)	2,872,000
Limited partners’ OP Units	2,759,000	2,431,000

Total noncontrolling interests	1,993,000	5,303,000

Total equity	599,979,000	574,855,000

TOTAL LIABILITIES AND EQUITY	$1,297,587,000	$1,286,779,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
REVENUES
Rents	$29,196,000	$29,806,000	$58,158,000	$58,346,000
Expense recoveries	7,414,000	7,321,000	17,035,000	16,438,000
Other	132,000	181,000	184,000	236,000

Total revenues	36,742,000	37,308,000	75,377,000	75,020,000

EXPENSES
Operating, maintenance and management	5,657,000	6,303,000	14,001,000	14,471,000
Real estate and other property-related taxes	4,965,000	4,643,000	9,652,000	9,194,000
General and administrative	3,652,000	3,780,000	7,571,000	7,304,000
Acquisition costs	—	—	499,000	2,870,000
Depreciation and amortization	9,721,000	9,693,000	19,229,000	19,141,000

Total expenses	23,995,000	24,419,000	50,952,000	52,980,000

OTHER
Gain on sale	—	(3,810,000)	—	(3,810,000)
Impairment charges	124,000	1,725,000	1,233,000	1,813,000

Total other	124,000	(2,085,000)	1,233,000	(1,997,000)

OPERATING INCOME	12,623,000	14,974,000	23,192,000	24,037,000
NON-OPERATING INCOME AND EXPENSES
Interest expense	(7,207,000)	(8,124,000)	(14,485,000)	(16,195,000)
Early extinguishment of debt costs	—	(62,000)	(57,000)	(150,000)

Total non-operating income and expense	(7,207,000)	(8,186,000)	(14,542,000)	(16,345,000)

INCOME FROM CONTINUING OPERATIONS	5,416,000	6,788,000	8,650,000	7,692,000
DISCONTINUED OPERATIONS
Income from operations	—	635,000	12,000	1,499,000
Impairment reversals	—	183,000	153,000	125,000
Gain on extinguishment of debt obligations	—	1,423,000	—	1,423,000
Gain on sales	—	7,963,000	—	7,963,000

Total income from discontinued operations	—	10,204,000	165,000	11,010,000

NET INCOME	5,416,000	16,992,000	8,815,000	18,702,000
Add, net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	111,000	147,000	189,000	213,000
Limited partners’ interest in Operating Partnership	(10,000)	(79,000)	(8,000)	(68,000)

Total net loss attributable to noncontrolling interests	101,000	68,000	181,000	145,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	5,517,000	17,060,000	8,996,000	18,847,000
Preferred stock dividends	(3,602,000)	(3,602,000)	(7,204,000)	(7,204,000)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,915,000	$13,458,000	$1,792,000	$11,643,000

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$0.02	$0.04	$0.02	$0.00
Discontinued operations	0.00	0.13	0.00	0.15

	$0.02	$0.17	$0.02	$0.15

Weighted average number of common shares – basic and diluted	81,488,000	75,531,000	81,103,000	75,076,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$5,416,000	$16,992,000	$8,815,000	$18,702,000
Other comprehensive income – unrealized gain (loss) on change in fair value of cash flow hedges:	2,294,000	(1,850,000)	278,000	(1,162,000)

Comprehensive income	7,710,000	15,142,000	9,093,000	17,540,000
Comprehensive loss attributable to noncontrolling interests	91,000	81,000	179,000	154,000

Comprehensive income attributable to Cedar Realty Trust, Inc.	$7,801,000	$15,223,000	$9,272,000	$17,694,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Six months ended June 30, 2015

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock		Treasury stock, at cost	Additional paid-in capital	Cumulative distributions in excess of net income	Accumulated other comprehensive (loss)	Total
	Shares	$25.00 Liquidation value	Shares	$0.06 Par value
Balance, December 31, 2014	7,950,000	$190,661,000	79,213,000	$4,753,000	$(18,803,000)	$791,174,000	$(395,087,000)	$(3,146,000)	$569,552,000
Net income (loss)	—	—	—	—	—	—	8,996,000	—	8,996,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	276,000	276,000
Share-based compensation, net	—	—	49,000	3,000	1,394,000	(489,000)	—	—	908,000
Common stock sales and issuance expenses, net	—	—	5,751,000	345,000	—	41,353,000	—	—	41,698,000
Preferred stock dividends	—	—	—	—	—	—	(7,204,000)	—	(7,204,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(8,498,000)	—	(8,498,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	—
Reclassification of mezzanine OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	25,000	—	—	25,000
Acquisition of noncontrolling interest	—	—	—	—	—	(7,767,000)	—	—	(7,767,000)

Balance, June 30, 2015	7,950,000	$190,661,000	85,013,000	$5,101,000	$(17,409,000)	$824,296,000	$(401,793,000)	$(2,870,000)	$597,986,000

	Noncontrolling Interests			Total equity
	Minority interests in consolidated joint ventures	Limited partners’ interest in Operating Partnership	Total
Balance, December 31, 2014	$2,872,000	$2,431,000	$5,303,000	$574,855,000
Net income (loss)	(189,000)	8,000	(181,000)	8,815,000
Unrealized gain on change in fair value of cash flow hedges	—	1,000	1,000	277,000
Share-based compensation, net	—	—	—	908,000
Common stock sales and issuance expenses, net	—	—	—	41,698,000
Preferred stock dividends	—	—	—	(7,204,000)
Distributions to common shareholders/ noncontrolling interests	—	(38,000)	(38,000)	(8,536,000)
Redemption of OP Units	—	(7,000)	(7,000)	(7,000)
Reclassification of mezzanine OP Units	—	385,000	385,000	385,000
Reallocation adjustment of limited partners’ interest	—	(21,000)	(21,000)	4,000
Acquisition of noncontrolling interest	(3,449,000)	—	(3,449,000)	(11,216,000)

Balance, June 30, 2015	$(766,000)	$2,759,000	$1,993,000	$599,979,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$8,815,000	$18,702,000
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges, net	1,080,000	1,688,000
Gain on extinguishment of debt obligations	—	(1,423,000)
Gain on sales	—	(11,773,000)
Straight-line rents	(289,000)	(479,000)
Provision for doubtful accounts	793,000	1,088,000
Depreciation and amortization	19,229,000	19,141,000
Amortization of intangible lease liabilities	(1,660,000)	(2,248,000)
Expense relating to share-based compensation, net	1,705,000	1,611,000
Amortization (including accelerated write-off) of deferred financing costs	830,000	1,255,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(2,286,000)	(2,930,000)
Prepaid expenses and other	1,797,000	1,351,000
Accounts payable and accrued liabilities	(2,686,000)	(3,075,000)

Net cash provided by operating activities	27,328,000	22,908,000

INVESTING ACTIVITIES
Acquisition of real estate	(24,453,000)	(38,861,000)
Expenditures for real estate improvements	(3,281,000)	(5,395,000)
Net proceeds from sales of real estate	4,252,000	62,061,000
Construction escrows and other	(238,000)	905,000

Net cash (used in) provided by investing activities	(23,720,000)	18,710,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	(154,000,000)	(188,000,000)
Advances under revolving credit facility	82,000,000	111,000,000
Advances under term loans	100,000,000	150,000,000
Mortgage repayments	(38,867,000)	(138,620,000)
Payments of debt financing costs	(2,602,000)	(1,307,000)
Noncontrolling interests:
Distributions to consolidated joint venture minority interests	—	(660,000)
Purchase of joint venture minority interests share	(11,216,000)	—
Distributions to limited partners	(40,000)	(46,000)
Redemptions of OP Units	(7,000)	—
Common stock sales less issuance expenses, net	41,698,000	41,203,000
Preferred stock dividends	(7,204,000)	(7,204,000)
Distributions to common shareholders	(8,498,000)	(7,920,000)

Net cash provided by (used in) financing activities	1,264,000	(41,554,000)

Net increase in cash and cash equivalents	4,872,000	64,000
Cash and cash equivalents at beginning of period	3,499,000	3,973,000

Cash and cash equivalents at end of period	$8,371,000	$4,037,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At June 30, 2015, the Company owned and managed a portfolio of 59 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2015, the Company owned a 99.5% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.5% at June 30, 2015) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 392,000 OP Units outstanding at June 30, 2015 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

June 30, 2015

(unaudited)

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Six months ended June 30,
	2015	2014
Supplemental disclosure of cash activities:
Cash paid for interest	$14,249,000	$16,924,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	244,000	402,000
Mortgage loans payable assumed upon acquisition	—	(53,439,000)
Mortgage loans payable assumed by buyer	—	15,557,000
Conversions of OP Units into common stock	—	371,000
Deed-in-lieu of foreclosure of properties:
Real estate transferred	—	(6,238,000)
Mortgage loans payable and related obligations settled	—	7,661,000

Recently-Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the accounting for revenue recognition. Under the amended guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition guidance. If approved, the guidance would be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

In February 2015, the FASB issued guidance which amends the current consolidation requirements, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under the analysis, limited partnerships and other similar entities will be considered a variable interest entity unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption being permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Properties Held For Sale Subsequent to December 31, 2013

On May 28, 2015, the Company sold Kenley Village, located in Hagerstown, Maryland, for $2.3 million. On July 23, 2015, the Company sold Circle Plaza, located in Shamokin Dam,

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Pennsylvania, for $1.8 million. In addition, during 2014, the Company determined to sell Liberty Marketplace, located in Dubois, Pennsylvania. The sales and potential sales of these properties did not meet the criteria set forth in the guidance for reporting discontinued operations which was adopted in 2014. As such, these properties have been classified as “real estate held for sale” on the accompanying consolidated balance sheets, and their results of operations have remained in continuing operations.

The Company conducts a continuing review of the values for all remaining properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses, if no contract amounts were as yet being negotiated (see Note 5 – “Fair Value Measurements”), or (3) with respect to land parcels, estimated sales prices, less cost to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company performs recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

Note 4. Discontinued Operations

On February 2, 2015, the Company sold Huntingdon Plaza, located in Huntingdon, Pennsylvania, for $2.2 million. Upon the sale of Huntingdon Plaza, the Company has no other properties for which the results are classified under the prior accounting guidance for discontinued operations. The following is a summary of the components of income from discontinued operations:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
REVENUES
Rents	$—	$933,000	$38,000	$2,481,000
Expense recoveries and other	—	144,000	1,000	877,000

Total revenues	—	1,077,000	39,000	3,358,000

EXPENSES
Operating, maintenance and management	—	133,000	20,000	711,000
Real estate and other property-related taxes	—	79,000	7,000	517,000
Interest	—	230,000	—	631,000

Total expenses	—	442,000	27,000	1,859,000

INCOME FROM OPERATIONS	—	635,000	12,000	1,499,000
IMPAIRMENT REVERSALS	—	183,000	153,000	125,000
GAIN ON EXTINGUISHMENT OF DEBT OBLIGATIONS	—	1,423,000	—	1,423,000
GAIN ON SALES	—	7,963,000	—	7,963,000

TOTAL INCOME FROM DISCONTINUED OPERATIONS	$—	$10,204,000	$165,000	$11,010,000

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

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of June 30, 2015, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

	June 30, 2015
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$554,000	$—	$—	$554,000

Share-based compensation liabilities (b)	$547,000	$—	$—	$547,000

Interest rate swaps liability (b)	$—	$2,631,000	$—	$2,631,000

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$492,000	$—	$—	$492,000

Share-based compensation liabilities (b)	$487,000	$—	$—	$487,000

Interest rate swaps liability (b)	$—	$2,777,000	$—	$2,777,000

(a)	Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flows analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of June 30, 2015 and December 31, 2014, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. As of June 30, 2015 and December 31, 2014, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were approximately $368.4 million and $410.8 million, respectively; the carrying values of such loans were $354.5 million and $393.4 million, respectively.

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

	June 30, 2015
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$1,492,000	$13,080,000	$14,572,000

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$3,424,000	$13,084,000	$16,508,000

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, respectively:

June 30, 2015
Description	Fair value	Valuation Technique	Unobservable inputs	Rate
Retail property	$13,080,000	Discounted cash flow	Capitalization rate	8.3%

			Discount rate	9.6%

December 31, 2014
Description	Fair value	Valuation Technique	Unobservable inputs	Rate
Retail property	$13,084,000	Discounted cash flow	Capitalization rate	8.3%

			Discount rate	9.6%

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 6. Mortgage Loans Payable and Credit Facility

Mortgage Loans Payable

During the six months ended June 30, 2015, the Company repaid the following mortgage loans payable:

Property	Repayment Date	Principal Payoff Amount
New London Mall	February 1, 2015	$27,365,000
Oak Ridge Shopping Center	March 11, 2015	$3,155,000
Pine Grove Plaza	June 1, 2015	$5,139,000

Unsecured Revolving Credit Facility and Term Loans

The Company has a $310 million unsecured credit facility which, as amended on February 5, 2015, consists of (1) a $260 million revolving credit facility, expiring on February 5, 2019, and (2) a $50 million term loan, expiring on February 5, 2020. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Borrowings under the revolving credit facility component can range from LIBOR plus 135 basis points (“bps”) to 195 bps (135 bps at June 30, 2015) and borrowing under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at June 30, 2015), each based on the Company’s leverage ratio. As of June 30, 2015, the Company had $215.6 million available for additional borrowings under the revolving credit facility.

The Company has $150 million of unsecured term loans comprised of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. Borrowings under the five-year $75 million term loan can range from LIBOR plus 130 bps to 190 bps (130 bps at June 30, 2015) and borrowings under the seven-year $75 million term loan can range from LIBOR plus 170 bps to 230 bps (170 bps at June 30, 2015), each based on the Company’s leverage ratio. Additionally, the Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans through their maturities. As of June 30, 2015, the effective fixed interest rates are 2.9% for the five-year $75 million term loan and 4.0% for the seven-year $75 million term loan, respectively.

On February 5, 2015, the Company closed $100 million of new unsecured term loans comprised of a five-year $50 million term loan maturing February 5, 2020 (all of which was

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

borrowed at closing), and a seven-year $50 million term loan maturing February 5, 2022 (all of which was borrowed on June 26, 2015). Borrowings under the five-year $50 million term loan can range from LIBOR plus 130 to 190 bps (130 bps at June 30, 2015) and borrowings under the seven-year $50 million term loan can range from LIBOR plus 155 bps to 215 bps (155 bps at June 30, 2015), each based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans beginning on July 1, 2015 through their maturities. Based on the Company’s leverage ratio as of June 30, 2015, the effective fixed interest rates are 2.8% for the five-year $50 million term loan and 3.3% for the seven-year $50 million term loan which began on July 1, 2015.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt. As of June 30, 2015 the Company is in compliance with all financial covenants.

Derivative Financial Instruments

At June 30, 2015, the Company had $2,631,000 on the consolidated balance sheet included in accounts payable and accrued liabilities relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $3.8 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at June 30, 2015 and December 31, 2014:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

June 30, 2015
Designation/ Cash flow	Derivative	Count	Notional value	Fair value	Maturity dates	Balance sheet location

Qualifying	Interest rate swaps	4	$250,000,000	$2,631,000	2019 - 2022	Accounts payable and accrued liabilities

December 31, 2014
Designation/ Cash flow	Derivative	Count	Notional value	Fair value	Maturity dates	Balance sheet location
Qualifying	Interest rate swaps	2	$150,000,000	$2,777,000	2019 and 2021	Accounts payable and accrued liabilities

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2015 and 2014, respectively:

Designation/ Cash flow	Derivative	Gain (loss) recognized in other comprehensive income (effective portion)
		Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
Qualifying	Interest rate swaps	$1,562,000	$(1,977,000)	$(1,185,000)	$(1,442,000)

Classification	(Gain) loss recognized in other comprehensive income reclassified into earnings (effective portion)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Continuing Operations	$732,000	$74,000	$1,463,000	$151,000
Discontinued Operations	$—	$53,000	$—	$129,000

As of June 30, 2015, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of June 30, 2015, if a counterparty were to default, the Company would receive a net interest benefit.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

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

On April 25, 2015, the demand registration rights afforded to the holders of the mezzanine OP Units expired and, accordingly, such OP Units now meet the requirements for equity classification.

The Company had at-the-market offering programs, which expired on May 29, 2015, under which it could offer and sell, from time-to-time, shares of its common and preferred stock. During the six months ended June 30, 2015, there were no shares sold under these programs.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Common stock	$0.050	$0.050	$0.100	$0.100
7.250% Series B Preferred Stock	$0.453	$0.453	$0.906	$0.906

On July 14, 2015, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on August 20, 2015 to shareholders of record on August 10, 2015.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

Note 9. Revenues

Rental revenues for the three and six months ended June 30, 2015 and 2014, respectively, are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Base rents	$28,063,000	$28,273,000	$55,855,000	$55,364,000
Percentage rent	210,000	134,000	354,000	255,000
Straight-line rents	93,000	292,000	289,000	479,000
Amortization of intangible lease liabilities, net	830,000	1,107,000	1,660,000	2,248,000

Total rents	$29,196,000	$29,806,000	$58,158,000	$58,346,000

Note 10. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and six months ended June 30, 2015 and 2014, respectively:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Expense relating to share grants	$926,000	$877,000	$1,749,000	$1,724,000
Amounts capitalized	(25,000)	(56,000)	(44,000)	(113,000)

Total charged to operations	$901,000	$821,000	$1,705,000	$1,611,000

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. During the six months ended June 30, 2015, there were 176,000 time-based restricted shares issued, with a weighted average grant date fair value of $7.45 per share. At June 30, 2015, approximately 1.5 million shares remained available for grants pursuant to the 2012 Plan.

Note 11. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended June 30, 2015 and 2014, the Company had 3.5 million and 3.7 million, respectively, of weighted average unvested restricted shares outstanding. For the six months ended June 30, 2015 and 2014, the Company

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2015

(unaudited)

had 3.6 million and 3.7 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2015 and 2014, respectively:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator
Income from continuing operations	$5,416,000	$6,788,000	$8,650,000	$7,692,000
Preferred stock dividends	(3,602,000)	(3,602,000)	(7,204,000)	(7,204,000)
Net loss attributable to noncontrolling interests	101,000	128,000	182,000	212,000
Net earnings allocated to unvested shares	(181,000)	(619,000)	(358,000)	(524,000)

Income from continuing operations attributable to vested common shares	1,734,000	2,695,000	1,270,000	176,000
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	—	10,144,000	164,000	10,943,000

Net income attributable to vested common shares outstanding	$1,734,000	$12,839,000	$1,434,000	$11,119,000

Denominator
Weighted average number of vested common shares outstanding	81,488,000	75,531,000	81,103,000	75,076,000

Earnings per vested common share, basic and diluted
Continuing operations	$0.02	$0.04	$0.02	$0.00
Discontinued operations	$0.00	$0.13	$0.00	$0.15

	$0.02	$0.17	$0.02	$0.15

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding were 393,000 and 465,000 for the three months ended June 30, 2015 and 2014, respectively, and 393,000 and 472,000 for the six months ended June 30, 2015 and 2014, respectively.

Note 12. Subsequent Events

In determining subsequent events, management reviewed all activity from July 1, 2015 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At June 30, 2015, the Company owned and managed a portfolio of 59 operating properties (excluding properties “held for sale”) totaling approximately 9.3 million square feet of gross leasable area (“GLA”). The portfolio was 93.2% leased and 92.2% occupied at June 30, 2015.

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

Dispositions

During the six months ended June 30, 2015, the Company sold the following properties:

Property	Location	GLA	Date Sold	Sales Price
Continuing operations:
Kenley Village	Hagerstown, MD	51,894	5/28/2015	$2,275,000

Discontinued operations:
Huntingdon Plaza	Huntingdon, PA	142,845	2/2/2015	$2,200,000

Debt

On February 5, 2015, the Company amended its existing $310 million unsecured credit facility. In addition, the Company closed $100 million of new unsecured term loans. See “Liquidity and Capital Resources” below for additional details.

During the six months ended June 30, 2015, the Company repaid the following mortgage loans payable:

Property	Repayment Date	Principal Payoff Amount
New London Mall	February 1, 2015	$27,365,000
Oak Ridge Shopping Center	March 11, 2015	$3,155,000
Pine Grove Plaza	June 1, 2015	$5,139,000

Equity

On January 12, 2015, the Company concluded a public offering of 5,750,000 shares of its common stock (including 750,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.9 million.

On April 25, 2015, the demand registration rights afforded to the holders of the mezzanine OP Units expired and, accordingly, such OP Units now meet the requirements for equity classification.

The Company had at-the-market offering programs, which expired on May 29, 2015, under which it could offer and sell, from time-to-time, shares of its common and preferred stock. During the six months ended June 30, 2015, there were no shares sold under these programs.

Results of Operations

Comparison of three months ended June 30, 2015 to 2014
			Change
	2015	2014	Dollars	Percent
Revenues	$36,742,000	$37,308,000	$(566,000)	-1.5%
Property operating expenses	(10,622,000)	(10,946,000)	324,000	-3.0%

Property operating income	26,120,000	26,362,000	(242,000)
General and administrative	(3,652,000)	(3,780,000)	128,000	-3.4%
Depreciation and amortization	(9,721,000)	(9,693,000)	(28,000)	0.3%
Gain on sale	—	3,810,000	(3,810,000)	n/a
Impairment charges	(124,000)	(1,725,000)	1,601,000	n/a
Interest expense	(7,207,000)	(8,124,000)	917,000	-11.3%
Early extinguishment of debt costs	—	(62,000)	62,000	n/a

Income from continuing operations	5,416,000	6,788,000	(1,372,000)
Discontinued operations:
Income from operations	—	635,000	(635,000)	n/a
Impairment reversals	—	183,000	(183,000)	n/a
Gain on extinguishment of debt obligations	—	1,423,000	(1,423,000)	n/a
Gain on sales	—	7,963,000	(7,963,000)	n/a

Net income	5,416,000	16,992,000	(11,576,000)
Net loss attributable to noncontrolling interests	101,000	68,000	33,000

Net income attributable to Cedar Realty Trust, Inc.	$5,517,000	$17,060,000	$(11,543,000)

Revenues were lower primarily as a result of (1) a decrease of $1.3 million in rental revenues and expense recoveries at properties sold and initially classified in 2015 and 2014 as real estate held for sale, and (2) a decrease of $0.5 million in straight-line revenue and amortization of intangible lease liabilities revenue at the Company’s same-center properties, partially offset by (1) an increase of $0.5 million in rental revenues and expense recoveries at a property acquired in the first quarter of 2015, (2) an increase of $0.3 million in base rental revenue and percentage rental revenue at the Company’s same-center properties, and (3) an increase of $0.2 million in rental revenues and expense recoveries at the Company’s redevelopment properties.

Property operating expenses were lower primarily as a result of (1) a decrease of $0.2 million in property operating expenses at properties sold and initially classified in 2015 and 2014 as real estate held for sale, and (2) a decrease of $0.1 million in other operating expenses, primarily bad debt expense, repairs and maintenance, and non-billable expenses, partially offset by an increase of $0.1 million in property operating expenses at a property acquired in the first quarter of 2015.

General and administrative costs were lower primarily as a result of a decrease in professional fees.

Depreciation and amortization expenses remained consistent primarily as a result of a reduction of $0.3 million in depreciation and amortization expenses related to properties initially classified in 2015 and 2014 as real estate held for sale as the carrying values of these properties are now measured at the lower of depreciated cost or fair value, less cost to sell, offset by an increase of $0.2 million in depreciation and amortization expenses relating to a property acquired in the first quarter of 2015.

Gain on sale in 2014 relates to the sale of Fairview Plaza, located in new Cumberland, Pennsylvania.

Impairment charges in 2015 and 2014 relate to the impairments of properties initially classified in 2015 and 2014 as real estate held for sale.

Interest expense was lower primarily as a result of (1) $0.8 million as a result of a decrease in the overall outstanding principal balance of debt, and (2) $0.3 million as a result of a decrease in the amortization of deferred financing costs, partially offset by a $0.1 million reduction in capitalized interest.

Early extinguishment of debt costs in 2014 relate to write-offs of unamortized fees associated with the prepayment of certain mortgage loans payable.

Discontinued operations for 2014 include the results of operations, impairment reversals, gain on extinguishment of debt obligations, and gain on sales for properties treated as “discontinued operations” prior to January 1, 2014.

Comparison of six months ended June 30, 2015 to 2014
			Change
	2015	2014	Dollars	Percent
Revenues	$75,377,000	$75,020,000	$357,000	0.5%
Property operating expenses	(23,653,000)	(23,665,000)	12,000	-0.1%

Property operating income	51,724,000	51,355,000	369,000
General and administrative	(7,571,000)	(7,304,000)	(267,000)	3.7%
Acquisition costs	(499,000)	(2,870,000)	2,371,000	n/a
Depreciation and amortization	(19,229,000)	(19,141,000)	(88,000)	0.5%
Gain on sale	—	3,810,000	(3,810,000)	n/a
Impairment charges	(1,233,000)	(1,813,000)	580,000	n/a
Interest expense	(14,485,000)	(16,195,000)	1,710,000	-10.6%
Early extinguishment of debt costs	(57,000)	(150,000)	93,000	n/a

Income from continuing operations	8,650,000	7,692,000	958,000
Discontinued operations:
Income from operations	12,000	1,499,000	(1,487,000)	-99.2%
Impairment reversals	153,000	125,000	28,000	n/a
Gain on extinguishment of debt obligations	—	1,423,000	(1,423,000)	n/a
Gain on sales	—	7,963,000	(7,963,000)	n/a

Net income	8,815,000	18,702,000	(9,887,000)
Net loss attributable to noncontrolling interests	181,000	145,000	36,000

Net income attributable to Cedar Realty Trust, Inc.	$8,996,000	$18,847,000	$(9,851,000)

Revenues were higher as a result of (1) an increase of $2.7 million in rental revenues and expense recoveries at properties acquired in the first quarters of 2015 and 2014, and (2) an increase of $0.5 million in rental revenues and expense recoveries at the Company’s redevelopment properties, offset by a decrease of $2.9 million in rental revenues and expense recoveries at properties sold and initially classified in 2015 and 2014 as real estate held for sale.

Property operating expenses remained consistent as a result of (1) a decrease of $0.6 million in property operating expenses at properties sold and initially classified in 2015 and 2014 as real estate held for sale, (2) a decrease of $0.4 million in other operating expenses, primarily bad debt expense, repairs and maintenance, and non-billable expenses, and (3) a decrease of $0.1 million in payroll and payroll related costs, offset by (1) an increase of $1.0 million in property operating expenses at properties acquired in the first quarters of 2015 and 2014, and (2) an increase of $0.3 million in snow removal costs.

General and administrative costs were higher primarily as a result of an increase in professional fees.

Acquisition costs in 2015 relate to the purchase of Lawndale Plaza, located in Philadelphia, Pennsylvania. Acquisition costs in 2014 relate to the purchase of Quartermaster Plaza, located in Philadelphia, Pennsylvania.

Depreciation and amortization expenses remained consistent primarily as a result of a reduction of $0.9 million in depreciation and amortization expenses related to properties initially classified in 2015 and 2014 as real estate held for sale as the carrying values of these properties are now measured at the lower of depreciated cost or fair value, less cost to sell, offset by an increase of $0.7 million in depreciation and amortization expenses relating to properties acquired in the first quarters of 2015 and 2014.

Gain on sale in 2014 relates to the sale of Fairview Plaza, located in new Cumberland, Pennsylvania.

Impairment charges in 2015 and 2014 relate to the impairments of properties initially classified in 2015 and 2014 as real estate held for sale.

Interest expense was lower primarily as a result of (1) $1.4 million as a result of a decrease in the overall outstanding principal balance of debt, and (2) $0.4 million as a result of a decrease in the amortization of deferred financing costs, partially offset by a $0.2 million reduction in capitalized interest.

Early extinguishment of debt costs in 2015 and 2014 relate to write-offs of unamortized fees associated with the prepayment of certain mortgage loans payable.

Discontinued operations for 2015 and 2014 include the results of operations, impairment reversals, gain on extinguishment of debt obligations, and gain on sales for properties treated as “discontinued operations” prior to January 1, 2014.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Consolidated operating income	$12,623,000	$14,974,000	$23,192,000	$24,037,000
Add (deduct):
General and administrative	3,652,000	3,780,000	7,571,000	7,304,000
Acquisition costs	—	—	499,000	2,870,000
Gain on sale	—	(3,810,000)	—	(3,810,000)
Impairment charges	124,000	1,725,000	1,233,000	1,813,000
Depreciation and amortization	9,721,000	9,693,000	19,229,000	19,141,000
Corporate costs included in property expenses	1,171,000	1,398,000	2,418,000	2,709,000
Straight-line rents	(93,000)	(292,000)	(289,000)	(479,000)
Amortization of intangible lease liabilities	(830,000)	(1,107,000)	(1,660,000)	(2,248,000)
Internal management fees charged to properties	(944,000)	(881,000)	(1,751,000)	(1,688,000)
Lease termination income and other adjustments	29,000	12,000	(33,000)	80,000

Consolidated NOI	25,453,000	25,492,000	50,409,000	49,729,000
Less NOI related to properties not defined as same-property	(3,723,000)	(4,230,000)	(9,878,000)	(9,993,000)

Same-property NOI	$21,730,000	$21,262,000	$40,531,000	$39,736,000

Number of same properties	53	53	52	52
Same-property occupancy, end of period	92.7%	93.7%	92.6%	93.5%
Same-property leased, end of period	93.3%	94.1%	93.3%	93.8%
Same-property average base rent, end of period	$13.16	$12.89	$13.08	$12.82

Same-property NOI for the comparative three month periods increased by 2.2%. The results reflect (1) a decrease in bad debt expense, and (2) an increase in average base rent of $0.27 per square foot, which was partially offset by a decrease in occupancy of 100 bps. Same-property NOI for the comparative six month periods increased by 2.0%. The results reflect (1) a decrease in bad debt expense, and (2) an increase in average base rent of $0.26 per square foot, which was partially offset by a decrease in occupancy of 90 bps.

Leasing Activity

The following is a summary of the Company’s leasing activity during the six months ended June 30, 2015:

	Leases signed	GLA	New rent per sq.ft. ($)	Prior rent per sq.ft. ($)	Cash basis % change	Tenant improvements per sq.ft. ($) (a)
Renewals	51	346,200	12.63	11.78	7.2%	0.00
New Leases – Comparable	20	79,700	13.55	12.19	11.1%	22.97
New Leases – Non-Comparable	6	69,100	10.93	n/a	n/a	17.26

Total (b)	77	495,000	12.54	n/a	n/a	6.11

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Legal fees and lease commissions averaged a combined total of $2.56 per square foot.

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

The Company has a $310 million unsecured credit facility which, as amended on February 5, 2015, consists of (1) a $260 million revolving credit facility, expiring on February 5, 2019, and (2) a $50 million term loan, expiring on February 5, 2020. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Borrowings under the revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (135 bps at June 30, 2015) and borrowing under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at June 30, 2015), each based on the Company’s leverage ratio. As of June 30, 2015, the Company had $215.6 million available for additional borrowings under the revolving credit facility.

On February 5, 2015, the Company closed $100 million of new unsecured term loans comprised of a five-year $50 million term loan maturing February 5, 2020 (all of which was borrowed at closing), and a seven-year $50 million term loan maturing February 5, 2022 (all of which was borrowed on June 26, 2015). Borrowings under the five-year $50 million term loan can range from LIBOR plus 130 to 190 bps (130 bps at June 30, 2015) and borrowings under the seven-year $50 million term loan can range from LIBOR plus 155 bps to 215 bps (155 bps at June 30, 2015), each based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans beginning on July 1, 2015 through their maturities. Based on the Company’s leverage ratio as of June 30, 2015, the effective fixed interest rates are 2.8% for the five-year $50 million term loan and 3.3% for the seven-year $50 million term loan which began on July 1, 2015.

The Company has $150 million of unsecured term loans comprised of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. Borrowings under the five-year $75 million term loan can range from LIBOR plus 130 bps to 190 bps (130 bps at June 30, 2015) and borrowings under the seven-year $75 million term loan can range from LIBOR plus 170 bps to 230 bps (170 bps at June 30, 2015), each based on the Company’s leverage ratio. Additionally, the Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans through their maturities. As of June 30, 2015, the effective fixed interest rates are 2.9% for the five-year $75 million term loan and 4.0% for the seven-year $75 million term loan, respectively.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt. As of June 30, 2015, the Company is in compliance with all financial covenants.

Debt, reflecting the interest rate swap agreements on the five-year $50 million term loan and seven-year $50 million term loan, is comprised of the following at June 30, 2015:

		Interest rates
Description	Balance outstanding	Weighted - average	Range
Fixed-rate mortgages	$354,522,000	5.3%	3.1% - 7.5%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	—	1.5%
Term loan	50,000,000	1.6%
Fixed-rate:
Term loan	75,000,000	2.9%
Term loan	50,000,000	2.8%
Term loan	75,000,000	4.0%
Term loan	50,000,000	3.3%

	$654,522,000	4.2%

As of June 30, 2015, the Company has approximately $2.9 million of scheduled debt principal amortization payments and $68.7 million of scheduled balloon payments remaining for 2015. Subsequent to June 30, 2015, the Company repaid all remaining 2015 debt requirements from the availability under the unsecured credit facility.

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

The Company had at-the-market offering programs, which expired on May 29, 2015, under which it could offer and sell, from time-to-time, shares of its common and preferred stock. During the six months ended June 30, 2015, there were no shares sold under these programs.

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

Net Cash Flows

	June 30,
	2015	2014
Cash flows provided by (used in):
Operating activities	$27,328,000	$22,908,000
Investing activities	$(23,720,000)	$18,710,000
Financing activities	$1,264,000	$(41,554,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $30.5 million for the six months ended June 30, 2015 and $27.6 million for the six months ended June 30, 2014. The approximately $2.9 million increase was primarily attributable to a reduction in interest expense of $2.7 million, and property operating income contributed by acquisitions, net of acquisition costs, which was partially offset by a reduction in property operating income associated with properties sold.

Investing Activities

Net cash flows used in and provided by investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the six months ended June 30, 2015, the Company acquired a shopping center for $24.5 million, and incurred expenditures of $3.3 million for property improvements, which was offset by $4.3 million in proceeds received from sale of a property classified as held for sale. During the six months ended June 30, 2014, the Company received $62.1 million in proceeds from the sales of properties classified as held for sale, and had an increase of $0.9 million in construction escrows and other, which was offset by the acquisition of a shopping center, which was partially paid in cash for $38.9 million, and expenditures of $5.4 million for property improvements.

Financing Activities

During the six months ended June 30, 2015, the Company borrowed $100.0 million under its new term loans and received proceeds, net of issuance expense, of $41.7 million in sales of its common stock, which was offset by $72.0 million of net repayments under the revolving credit facility, $38.9 million of repayments of mortgage obligations, $15.7 million of preferred and common stock distributions, $11.2 million for the purchase of joint venture minority interests share, and $2.6 million of payments for debt financing costs. During the six months ended June 30, 2014, the Company made $138.6 million of repayments of mortgage obligations, $77.0 million of net repayments under the revolving credit facility, $15.1 million of preferred and common stock distributions, $1.3 million of payments for debt financing costs, and $0.7 million of distributions to consolidated joint venture minority interests and limited partners, which was offset by borrowings of $150.0 million under its new term loans and proceeds of $41.2 million from the sale of its common stock.

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

The Company also considers Operating Funds From Operations (“Operating FFO”) to be an additional meaningful financial measure of financial performance because it excludes items the Company does not believe are indicative of its core operating performance, such as acquisition costs, amounts relating to early extinguishment of debt and preferred stock redemption costs. The Company believes Operating FFO further assists in comparing the Company’s financial performance to other REITs and the Company’s performance across reporting periods on a consistent basis by excluding such items.

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

A reconciliation of net income attributable to common shareholders to FFO and Operating FFO for the three and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$1,915,000	$13,458,000	$1,792,000	$11,643,000
Real estate depreciation and amortization	9,657,000	9,609,000	19,084,000	18,970,000
Limited partners’ interest	10,000	79,000	8,000	68,000
Impairment charges, net	124,000	1,542,000	1,080,000	1,688,000
Gain on sales	—	(11,773,000)	—	(11,773,000)
Consolidated minority interests:
Share of loss	(111,000)	(147,000)	(189,000)	(213,000)
Share of FFO	(42,000)	(226,000)	(168,000)	(533,000)

FFO applicable to diluted common shares	11,553,000	12,542,000	21,607,000	19,850,000
Acquisition costs	—	—	499,000	2,870,000
Early extinguishment of debt costs	—	62,000	57,000	150,000
Gain on extinguishment of debt obligations	—	(1,423,000)	—	(1,423,000)

Operating FFO applicable to diluted common shares	$11,553,000	$11,181,000	$22,163,000	$21,447,000

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At June 30, 2015, the Company had $2,631,000 included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans. Based on the Company’s leverage ratio at June 30, 2015, the following table details the unsecured term loans which are subject to interest rate swap agreements:

Amount	Effective date	Maturity date	Effective fixed interest rate
$ 75,000,000	July 2014	February 2019	2.9%
$ 75,000,000	July 2014	February 2021	4.0%
$ 50,000,000	July 2015	February 2020	2.8%
$ 50,000,000	July 2015	February 2021	3.3%

At June 30, 2015, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Reflecting the interest rate swap agreements on the five-year $50 million term loan and seven-year $50 million term loan, the average interest rate on the $604.5 million of fixed-rate debt outstanding was 4.5%, with maturities at various dates through 2029. The average interest rate on the $50.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 1.6%. With respect to the $50.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $0.5 million per annum.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s principal executive and financial officers have evaluated its disclosure controls and procedures as of June 30, 2015, and have determined that such disclosure controls and procedures are effective.

During the three months ended June 30, 2015, there have been no changes in the internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting.

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

August 6, 2015