Form 10-Q
period 2015-09-30
CEDAR REALTY TRUST, INC.
filed 2015-11-05
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 3, 2015, there were 85,048,937 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Item 5.	Other Information	39

Item 6.	Exhibits	39

Signatures		40

Forward-Looking Statements

Certain statements made in this Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors which could cause actual results to differ materially from current expectations include, but are not limited to: adverse general economic conditions in the United States and uncertainty in the credit and retail markets; financing risks, such as the inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability; risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, tenant bankruptcies, adverse impact of internet sales demand, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; risks endemic to real estate and the real estate industry generally; the impact of the Company’s level of indebtedness on operating performance; inability of tenants to meet their rent and other lease obligations; adverse impact of new technology and e-commerce developments on the Company’s tenants; competitive risk; risks related to the geographic concentration of the Company’s properties in the Washington D.C. to Boston corridor; the effects of natural and other disasters; and the inability of the Company to realize anticipated returns from its redevelopment activities; and the risk factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Except for ongoing obligations to disclose material information as required by the federal securities laws, the Company undertakes no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. All of the above factors are difficult to predict, contain uncertainties that may materially affect the Company’s actual results and may be beyond the Company’s control. New factors emerge from time to time, and it is not possible for the Company’s management to predict all such factors or to assess the effect of each factor on the Company’s business. Accordingly, there can be no assurance that the Company’s current expectations will be realized.

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Real estate:
Land	$314,773,000	$312,868,000
Buildings and improvements	1,189,627,000	1,163,305,000

	1,504,400,000	1,476,173,000
Less accumulated depreciation	(291,991,000)	(267,211,000)

Real estate, net	1,212,409,000	1,208,962,000

Real estate held for sale	13,084,000	16,508,000
Cash and cash equivalents	2,217,000	3,499,000
Restricted cash	4,981,000	7,859,000
Receivables	19,881,000	18,405,000
Other assets and deferred charges, net	35,032,000	31,546,000

TOTAL ASSETS	$1,287,604,000	$1,286,779,000

LIABILITIES AND EQUITY
Mortgage loans payable	$279,802,000	$393,388,000
Unsecured revolving credit facility	64,000,000	72,000,000
Unsecured term loans	300,000,000	200,000,000
Accounts payable and accrued liabilities	27,170,000	22,364,000
Unamortized intangible lease liabilities	22,019,000	23,776,000

Total liabilities	692,991,000	711,528,000

Noncontrolling interest - limited partners’ mezzanine OP Units	—	396,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 85,050,000 and 79,213,000 shares, issued and outstanding, respectively)	5,103,000	4,753,000
Treasury stock (3,187,000 and 3,344,000 shares, respectively, at cost)	(17,347,000)	(18,803,000)
Additional paid-in capital	825,235,000	791,174,000
Cumulative distributions in excess of net income	(403,453,000)	(395,087,000)
Accumulated other comprehensive loss	(7,198,000)	(3,146,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	593,001,000	569,552,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	(843,000)	2,872,000
Limited partners’ OP Units	2,455,000	2,431,000

Total noncontrolling interests	1,612,000	5,303,000

Total equity	594,613,000	574,855,000

TOTAL LIABILITIES AND EQUITY	$1,287,604,000	$1,286,779,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
REVENUES
Rents	$29,209,000	$29,356,000	$87,367,000	$87,702,000
Expense recoveries	6,852,000	7,128,000	23,887,000	23,566,000
Other	39,000	15,000	223,000	251,000

Total revenues	36,100,000	36,499,000	111,477,000	111,519,000

EXPENSES
Operating, maintenance and management	5,071,000	5,811,000	19,072,000	20,282,000
Real estate and other property-related taxes	4,717,000	4,503,000	14,369,000	13,697,000
General and administrative	3,696,000	3,316,000	11,267,000	10,620,000
Acquisition costs	—	—	499,000	2,870,000
Depreciation and amortization	9,642,000	9,665,000	28,871,000	28,806,000

Total expenses	23,126,000	23,295,000	74,078,000	76,275,000

OTHER
Gain on sales	—	2,332,000	—	6,142,000
Impairment reversals / (charges)	127,000	(1,250,000)	(1,106,000)	(3,063,000)

Total other	127,000	1,082,000	(1,106,000)	3,079,000

OPERATING INCOME	13,101,000	14,286,000	36,293,000	38,323,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(6,927,000)	(8,216,000)	(21,412,000)	(24,411,000)
Early extinguishment of debt costs	(48,000)	—	(105,000)	(150,000)

Total non-operating income and expense	(6,975,000)	(8,216,000)	(21,517,000)	(24,561,000)

INCOME FROM CONTINUING OPERATIONS	6,126,000	6,070,000	14,776,000	13,762,000

DISCONTINUED OPERATIONS
Income from operations	—	80,000	12,000	1,579,000
Impairment (charges) / reversals	—	(441,000)	153,000	(316,000)
Gain on extinguishment of debt obligations	—	—	—	1,423,000
Gain on sales	—	—	—	7,963,000

Total (loss) income from discontinued operations	—	(361,000)	165,000	10,649,000

NET INCOME	6,126,000	5,709,000	14,941,000	24,411,000

Net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	77,000	84,000	266,000	297,000
Limited partners’ interest in Operating Partnership	(11,000)	(8,000)	(19,000)	(76,000)

Total net loss attributable to noncontrolling interests	66,000	76,000	247,000	221,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	6,192,000	5,785,000	15,188,000	24,632,000

Preferred stock dividends	(3,602,000)	(3,602,000)	(10,806,000)	(10,806,000)

NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,590,000	$2,183,000	$4,382,000	$13,826,000

NET INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$0.03	$0.03	$0.05	$0.04
Discontinued operations	0.00	(0.00)	0.00	0.14

	$0.03	$0.03	$0.05	$0.18

Weighted average number of common shares - basic and diluted	81,598,000	75,547,000	81,268,000	75,233,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$6,126,000	$5,709,000	$14,941,000	$24,411,000

Other comprehensive income - unrealized (loss) gain on change in fair value of cash flow hedges:	(4,347,000)	1,081,000	(4,069,000)	(81,000)

Comprehensive income	1,779,000	6,790,000	10,872,000	24,330,000

Comprehensive loss attributable to noncontrolling interests	85,000	73,000	264,000	227,000

Comprehensive income attributable to Cedar Realty Trust, Inc.	$1,864,000	$6,863,000	$11,136,000	$24,557,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Nine months ended September 30, 2015

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock
	Shares	$25.00 Liquidation value	Shares	$0.06 Par value	Treasury stock, at cost	Additional paid-in capital	Cumulative distributions in excess of net income	Accumulated other comprehensive (loss)	Total
Balance, December 31, 2014	7,950,000	$190,661,000	79,213,000	$4,753,000	$(18,803,000)	$791,174,000	$(395,087,000)	$(3,146,000)	$569,552,000

Net income (loss)	—	—	—	—	—	—	15,188,000	—	15,188,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(4,052,000)	(4,052,000)
Share-based compensation, net	—	—	46,000	3,000	1,456,000	188,000	—	—	1,647,000
Common stock sales and issuance expenses, net	—	—	5,751,000	345,000	—	41,341,000	—	—	41,686,000
Preferred stock dividends	—	—	—	—	—	—	(10,806,000)	—	(10,806,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(12,748,000)	—	(12,748,000)
Conversions / Redemption of OP Units	—	—	40,000	2,000	—	280,000	—	—	282,000
Reclassification of mezzanine OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	19,000	—	—	19,000
Acquisition of noncontrolling interest	—	—	—	—	—	(7,767,000)	—	—	(7,767,000)

Balance, September 30, 2015	7,950,000	$190,661,000	85,050,000	$5,103,000	$(17,347,000)	$825,235,000	$(403,453,000)	$(7,198,000)	$593,001,000

	Noncontrolling Interests
	Minority interests in consolidated joint ventures	Limited partners’ interest in Operating Partnership	Total	Total equity
Balance, December 31, 2014	$2,872,000	$2,431,000	$5,303,000	$574,855,000

Net income (loss)	(266,000)	19,000	(247,000)	14,941,000
Unrealized gain on change in fair value of cash flow hedges	—	(18,000)	(18,000)	(4,070,000)
Share-based compensation, net	—	—	—	1,647,000
Common stock sales and issuance expenses, net	—	—	—	41,686,000
Preferred stock dividends	—	—	—	(10,806,000)
Distributions to common shareholders/ noncontrolling interests	—	(58,000)	(58,000)	(12,806,000)
Conversions / Redemption of OP Units	—	(289,000)	(289,000)	(7,000)
Reclassification of mezzanine OP Units	—	385,000	385,000	385,000
Reallocation adjustment of limited partners’ interest	—	(15,000)	(15,000)	4,000
Acquisition of noncontrolling interest	(3,449,000)	—	(3,449,000)	(11,216,000)

Balance, September 30, 2015	$(843,000)	$2,455,000	$1,612,000	$594,613,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$14,941,000	$24,411,000
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	953,000	3,379,000
Gain on extinguishment of debt obligations	—	(1,423,000)
Gain on sales	—	(14,105,000)
Straight-line rents	(379,000)	(697,000)
Provision for doubtful accounts	1,219,000	1,513,000
Depreciation and amortization	28,871,000	28,806,000
Amortization of intangible lease liabilities	(2,387,000)	(3,349,000)
Expense relating to share-based compensation, net	2,432,000	2,429,000
Amortization (including accelerated write-off) of deferred financing costs	1,237,000	1,710,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(3,187,000)	(5,081,000)
Prepaid expenses and other	(3,711,000)	(4,170,000)
Accounts payable and accrued liabilities	(109,000)	464,000

Net cash provided by operating activities	39,880,000	33,887,000

INVESTING ACTIVITIES
Acquisition of real estate	(24,453,000)	(38,861,000)
Expenditures for real estate improvements	(7,339,000)	(9,701,000)
Net proceeds from sales of real estate	5,891,000	85,411,000
Construction escrows and other	2,089,000	1,597,000

Net cash (used in) provided by investing activities	(23,812,000)	38,446,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	(174,000,000)	(213,500,000)
Advances under revolving credit facility	166,000,000	141,000,000
Advances under term loans	100,000,000	150,000,000
Mortgage repayments	(113,586,000)	(165,291,000)
Payments of debt financing costs	(2,613,000)	(1,310,000)
Noncontrolling interests:
Distributions to consolidated joint venture minority interests	—	(960,000)
Purchase of joint venture minority interests share	(11,216,000)	—
Distributions to limited partners	(60,000)	(66,000)
Redemptions of OP Units	(7,000)	(424,000)
Common stock sales less issuance expenses, net	41,686,000	41,182,000
Preferred stock dividends	(10,806,000)	(10,806,000)
Distributions to common shareholders	(12,748,000)	(11,880,000)

Net cash (used in) financing activities	(17,350,000)	(72,055,000)

Net (decrease) increase in cash and cash equivalents	(1,282,000)	278,000
Cash and cash equivalents at beginning of period	3,499,000	3,973,000

Cash and cash equivalents at end of period	$2,217,000	$4,251,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At September 30, 2015, the Company owned and managed a portfolio of 59 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2015, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at September 30, 2015) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The approximately 352,000 OP Units outstanding at September 30, 2015 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The prior period financial statements reflect certain reclassifications which had no impact on previously-reported net income attributable to common shareholders or earnings per share. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The unaudited consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2015	2014
Supplemental disclosure of cash activities:
Cash paid for interest	$21,059,000	$24,734,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	336,000	597,000
Conversions of OP Units into common stock	282,000	371,000
Mortgage loans payable assumed upon acquisition	—	(53,439,000)
Mortgage loans payable assumed by buyer	—	15,557,000
Deed-in-lieu of foreclosure of properties:
Real estate transferred	—	(6,238,000)
Mortgage loans payable and related obligations settled	—	7,661,000

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

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

Note 3. Real Estate

Acquisitions

On January 23, 2015, the Company acquired the New London Mall joint venture partner’s 60% ownership interest, giving the Company a 100% ownership interest in this property, which is located in New London, Connecticut. The purchase price for the interest was $27.3 million, consisting of $10.9 million in cash, and $16.4 million representing the 60% share of the in-place mortgage financing. As the property was previously controlled and consolidated by the Company, the acquisition of the 60% noncontrolling ownership interest was recorded as a capital transaction.

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

Properties Held For Sale Subsequent to December 31, 2013

On May 28, 2015, the Company sold Kenley Village, located in Hagerstown, Maryland, for $2.3 million. On July 22, 2015, the Company sold Circle Plaza, located in Shamokin Dam,

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Pennsylvania, for $1.8 million. In addition, during 2014, the Company determined to sell Liberty Marketplace, located in Dubois, Pennsylvania. The sales and potential sales of these properties did not meet the criteria set forth in the guidance for reporting discontinued operations, which the Company adopted effective January 1, 2014. As such, these properties have been classified as “real estate held for sale” on the accompanying consolidated balance sheets, and their results of operations have remained in continuing operations.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
REVENUES
Rents	$—	$109,000	$38,000	$2,589,000
Expense recoveries and other	—	16,000	1,000	893,000

Total revenues	—	125,000	39,000	3,482,000

EXPENSES
Operating, maintenance and management	—	26,000	20,000	736,000
Real estate and other property-related taxes	—	19,000	7,000	536,000
Interest	—	—	—	631,000

Total expenses	—	45,000	27,000	1,903,000

INCOME FROM OPERATIONS	—	80,000	12,000	1,579,000

IMPAIRMENT (CHARGES)/REVERSALS	—	(441,000)	153,000	(316,000)

GAIN ON EXTINGUISHMENT OF DEBT OBLIGATIONS	—	—	—	1,423,000

GAIN ON SALES	—	—	—	7,963,000

TOTAL (LOSS) INCOME FROM DISCONTINUED OPERATIONS	$—	$(361,000)	$165,000	$10,649,000

Note 5. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable and accrued liabilities, and variable-rate debt approximate their fair value due to their terms and/or short-term nature. The fair value of the Company’s investments and liabilities related to share-based compensation were determined to be Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions.

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of September 30, 2015 and December 31, 2014, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. As of September 30, 2015 and December 31, 2014, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were approximately $291.3

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

million and $410.8 million, respectively; the carrying values of such loans were $279.8 million and $393.4 million, respectively.

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of September 30, 2015, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, respectively:

	September 30, 2015
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$516,000	$—	$—	$516,000

Share-based compensation liabilities (b)	$509,000	$—	$—	$509,000

Interest rate swaps liability (b)	$—	$7,038,000	$—	$7,038,000

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments related to share-based compensation liabilities (a)	$492,000	$—	$—	$492,000

Share-based compensation liabilities (b)	$487,000	$—	$—	$487,000

Interest rate swaps liability (b)	$—	$2,777,000	$—	$2,777,000

(a)	Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

	September 30, 2015
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$—	$13,084,000	$13,084,000

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$3,424,000	$13,084,000	$16,508,000

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, respectively:

September 30, 2015
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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 6. Mortgage Loans Payable and Credit Facility

Mortgage Loans Payable

During the nine months ended September 30, 2015, the Company repaid the following mortgage loans payable:

Property	Repayment Date	Principal Payoff Amount
New London Mall	February 1, 2015	$27,365,000
Oak Ridge Shopping Center	March 11, 2015	$3,155,000
Pine Grove Plaza	June 1, 2015	$5,139,000
Quartermaster Plaza	July 1, 2015	$41,327,000
Groton Shopping Center	July 1, 2015	$10,953,000
Jordan Lane	August 2, 2015	$11,682,000
Southington Center	August 2, 2015	$5,129,000
Oakland Mills	September 1, 2015	$4,385,000

Unsecured Revolving Credit Facility and Term Loans

The Company has a $310 million unsecured credit facility which, as amended on February 5, 2015, consists of (1) a $260 million revolving credit facility, expiring on February 5, 2019, and (2) a $50 million term loan, expiring on February 5, 2020. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 basis points (“bps”) to 195 bps (135 bps at September 30, 2015) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at September 30, 2015), each based on the Company’s leverage ratio. As of September 30, 2015, the Company had $195.8 million available for additional borrowings under the revolving credit facility.

The Company has $150 million of unsecured term loans comprised of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. Interest on borrowings under the five-year $75 million term loan can range from LIBOR plus 130 bps to 190 bps (130 bps at September 30, 2015) and interest on borrowings under the seven-year $75 million term loan can range from LIBOR plus 170 bps to 230 bps (170 bps at September 30, 2015), each based on the Company’s leverage ratio. Additionally, the Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans through their maturities. Based on the

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Company’s leverage ratio as of September 30, 2015, the effective fixed interest rates are 2.9% for the five-year $75 million term loan and 4.0% for the seven-year $75 million term loan, respectively.

On February 5, 2015, the Company closed $100 million of new unsecured term loans comprised of a five-year $50 million term loan maturing February 5, 2020 (all of which was borrowed at closing), and a seven-year $50 million term loan maturing February 5, 2022 (all of which was borrowed on June 26, 2015). Interest on borrowings under the five-year $50 million term loan can range from LIBOR plus 130 to 190 bps (130 bps at September 30, 2015) and interest on borrowings under the seven-year $50 million term loan can range from LIBOR plus 155 bps to 215 bps (155 bps at September 30, 2015), each based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans beginning on July 1, 2015 through their maturities. Based on the Company’s leverage ratio as of September 30, 2015, the effective fixed interest rates are 2.8% for the five-year $50 million term loan and 3.3% for the seven-year $50 million term loan.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt. As of September 30, 2015 the Company is in compliance with all financial covenants.

Derivative Financial Instruments

At September 30, 2015, the Company had $7,038,000 included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $3.9 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

at September 30, 2015 and December 31, 2014:

September 30, 2015
Designation/ Cash flow	Derivative	Count	Notional value	Fair value	Maturity dates	Balance sheet location
Qualifying	Interest rate swaps	4	$250,000,000	$7,038,000	2019 - 2022	Accounts payable and accrued liabilities

December 31, 2014
Designation/ Cash flow	Derivative	Count	Notional value	Fair value	Maturity dates	Balance sheet location
Qualifying	Interest rate swaps	2	$150,000,000	$2,777,000	2019 and 2021	Accounts payable and accrued liabilities

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2015 and 2014, respectively:

		(Loss) gain recognized in other comprehensive income (effective portion)
Designation/	Derivative	Three months ended September 30,		Nine months ended September 30,
Cash flow		2015	2014	2015	2014
Qualifying	Interest rate swaps	$(5,434,000)	$324,000	$(6,619,000)	$(1,118,000)

	(Gain) loss recognized in other comprehensive income reclassified into earnings (effective portion)
	Three months ended September 30,		Nine months ended September 30,
Classification	2015	2014	2015	2014
Continuing Operations	$1,087,000	$757,000	$2,550,000	$908,000
Discontinued Operations	$—	$—	$—	$129,000

As of September 30, 2015, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of September 30, 2015, if a counterparty were to default, the Company would receive a net interest benefit.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

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

The Company had at-the-market offering programs, which expired on May 29, 2015, under which it could offer and sell, from time-to-time, shares of its common and preferred stock. Prior to the expiration of these programs, there were no shares sold during 2015.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Common stock	$0.050	$0.050	$0.150	$0.150
7.250% Series B Preferred Stock	$0.453	$0.453	$1.359	$1.359

On October 20, 2015, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on November 20, 2015 to shareholders of record on November 10, 2015.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 9. Revenues

Rental revenues for the three and nine months ended September 30, 2015 and 2014, respectively, are comprised of the following:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Base rents	$28,178,000	$27,840,000	$84,032,000	$83,205,000
Percentage rent	215,000	196,000	569,000	451,000
Straight-line rents	90,000	219,000	379,000	697,000
Amortization of intangible lease liabilities, net	726,000	1,101,000	2,387,000	3,349,000

Total rents	$29,209,000	$29,356,000	$87,367,000	$87,702,000

Note 10. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Expense relating to share grants	$750,000	$878,000	$2,499,000	$2,602,000
Amounts capitalized	(23,000)	(60,000)	(67,000)	(173,000)

Total charged to operations	$727,000	$818,000	$2,432,000	$2,429,000

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. During the nine months ended September 30, 2015, there were 180,000 time-based restricted shares issued, with a weighted average grant date fair value of $7.43 per share. At September 30, 2015, approximately 1.5 million shares remained available for grants pursuant to the 2012 Plan.

Note 11. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended September 30, 2015 and 2014, the Company had 3.4 million and 3.7 million, respectively, of weighted average unvested restricted shares outstanding. For the nine months ended September 30, 2015 and 2014,

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

the Company had 3.5 million and 3.7 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator
Income from continuing operations	$6,126,000	$6,070,000	$14,776,000	$13,762,000
Preferred stock dividends	(3,602,000)	(3,602,000)	(10,806,000)	(10,806,000)
Net loss attributable to noncontrolling interests	66,000	75,000	248,000	287,000
Net earnings allocated to unvested shares	(171,000)	(183,000)	(529,000)	(641,000)

Income from continuing operations attributable to vested common shares	2,419,000	2,360,000	3,689,000	2,602,000
(Loss) income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	—	(360,000)	164,000	10,583,000

Net income attributable to vested common shares outstanding	$2,419,000	$2,000,000	$3,853,000	$13,185,000

Denominator
Weighted average number of vested common shares outstanding	81,598,000	75,547,000	81,268,000	75,233,000

Earnings per vested common share, basic and diluted
Continuing operations	$0.03	$0.03	$0.05	$0.04
Discontinued operations	$0.00	$(0.00)	$0.00	$0.14

	$0.03	$0.03	$0.05	$0.18

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding were 375,000 and 395,000 for the three months ended September 30, 2015 and 2014, respectively, and 387,000 and 447,000 for the nine months ended September 30, 2015 and 2014, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2015

(unaudited)

Note 12. Subsequent Events

In determining subsequent events, management reviewed all activity from October 1, 2015 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At September 30, 2015, the Company owned and managed a portfolio of 59 operating properties (excluding properties “held for sale”) totaling approximately 9.3 million square feet of gross leasable area (“GLA”). The portfolio was 93.3% leased and 92.0% occupied at September 30, 2015.

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

2015 Significant Transactions

Acquisitions

On January 23, 2015, the Company acquired the New London Mall joint venture partner’s 60% ownership interest, giving the Company a 100% ownership interest in this property, which is located in New London, Connecticut. The purchase price for the interest was $27.3 million, consisting of $10.9 million in cash, and $16.4 million representing the 60% share of the in-place mortgage financing. As the property was previously controlled and consolidated by the Company, the acquisition of the 60% noncontrolling ownership interest was recorded as a capital transaction.

On February 27, 2015, the Company acquired Lawndale Plaza, located in Philadelphia, Pennsylvania. The purchase price for the property, which was unencumbered, was approximately $25.2 million. The Company incurred costs of $0.5 million in connection with this acquisition.

Dispositions

During the nine months ended September 30, 2015, the Company sold the following properties:

Property	Location	GLA	Date Sold	Sales Price
Continuing operations:
Kenley Village	Hagerstown, MD	51,894	5/28/2015	$2,275,000
Circle Plaza	Shamokin Dam, PA	92,171	7/22/2015	1,800,000

				$4,075,000

Discontinued operations:
Huntingdon Plaza	Huntingdon, PA	142,845	2/2/2015	$2,200,000

Debt

On February 5, 2015, the Company amended its existing $310 million unsecured credit facility. In addition, the Company closed $100 million of new unsecured term loans. See “Liquidity and Capital Resources” below for additional details.

During the nine months ended September 30, 2015, the Company repaid the following mortgage loans payable:

Property	Repayment Date	Principal Payoff Amount
New London Mall	February 1, 2015	$27,365,000
Oak Ridge Shopping Center	March 11, 2015	$3,155,000
Pine Grove Plaza	June 1, 2015	$5,139,000
Quartermaster Plaza	July 1, 2015	$41,327,000
Groton Shopping Center	July 1, 2015	$10,953,000
Jordan Lane	August 2, 2015	$11,682,000
Southington Center	August 2, 2015	$5,129,000
Oakland Mills	September 1, 2015	$4,385,000

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

The Company had at-the-market offering programs, which expired on May 29, 2015, under which it could offer and sell, from time-to-time, shares of its common and preferred stock. Prior to the expiration of these programs, there were no shares sold during 2015.

Results of Operations

Comparison of three months ended September 30, 2015 to 2014

			Change
	2015	2014	Dollars	Percent
Revenues	$36,100,000	$36,499,000	$(399,000)	-1.1%
Property operating expenses	(9,788,000)	(10,314,000)	526,000	-5.1%

Property operating income	26,312,000	26,185,000	127,000
General and administrative	(3,696,000)	(3,316,000)	(380,000)	11.5%
Depreciation and amortization	(9,642,000)	(9,665,000)	23,000	-0.2%
Gain on sales	—	2,332,000	(2,332,000)	n/a
Impairment reversals / (charges)	127,000	(1,250,000)	1,377,000	n/a
Interest expense	(6,927,000)	(8,216,000)	1,289,000	-15.7%
Early extinguishment of debt costs	(48,000)	—	(48,000)	n/a

Income from continuing operations	6,126,000	6,070,000	56,000
Discontinued operations:
Income from operations	—	80,000	(80,000)	n/a
Impairment reversals	—	(441,000)	441,000	n/a

Net income	6,126,000	5,709,000	417,000
Net loss attributable to noncontrolling interests	66,000	76,000	(10,000)

Net income attributable to Cedar Realty Trust, Inc.	$6,192,000	$5,785,000	$407,000

Revenues were lower primarily as a result of (1) a decrease of $0.9 million in rental revenues and expense recoveries attributable to properties that were sold in 2015 and 2014, and (2) a decrease of $0.5 million in straight-line revenue and amortization of intangible lease liabilities revenue attributable to the Company’s same-center properties, partially offset by (1) an increase of $0.5 million in rental revenues and expense recoveries attributable to a property acquired in the first quarter of 2015, (2) an increase of $0.3 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties, and (3) an increase of $0.2 million in base rental revenue, percentage rental revenue and expense recoveries attributable to the Company’s same-center properties.

Property operating expenses were lower primarily as a result of (1) a decrease of $0.5 million in other operating expenses, primarily repairs and maintenance, and non-billable expenses,

and (2) a decrease of $0.2 million in property operating expenses attributable to properties that were sold in 2015 and 2014, partially offset by an increase of $0.1 million in property operating expenses attributable to a property acquired in the first quarter of 2015.

General and administrative costs were higher primarily as a result of an increase in professional fees.

Depreciation and amortization expenses remained consistent primarily as a result of (1) a decrease of $0.2 million in depreciation and amortization expenses attributable to the Company’s same-center properties, and (2) a decrease of $0.1 million in depreciation and amortization expenses attributable to properties that were sold in 2015 and 2014, offset by an increase of $0.3 million in depreciation and amortization expenses attributable to a property acquired in the first quarter of 2015.

Gain on sales in 2014 relates to the sales of Carbondale Plaza, located in Carbondale, Pennsylvania, and Virginia Little Creek, located in Norfolk, Virginia.

Impairment reversals/(charges) in 2015 and 2014 relate to the impairments and/or reversals of impairments attributable to properties that were sold or held for sale in 2015 and 2014 that did not qualify for discontinued operations treatment.

Interest expense was lower primarily (1) $0.8 million as a result of a decrease in the overall weighted average interest rate, and (2) $0.5 million as a result of a decrease in the overall outstanding principal balance of debt.

Discontinued operations for 2014 include the results of operations, impairment reversals, gain on extinguishment of debt obligations, and gain on sales attributable to properties that qualified for treatment as discontinued operations.

Comparison of nine months ended September 30, 2015 to 2014

			Change
	2015	2014	Dollars	Percent
Revenues	$111,477,000	$111,519,000	$(42,000)	0.0%
Property operating expenses	(33,441,000)	(33,979,000)	538,000	-1.6%

Property operating income	78,036,000	77,540,000	496,000
General and administrative	(11,267,000)	(10,620,000)	(647,000)	6.1%
Acquisition costs	(499,000)	(2,870,000)	2,371,000	n/a
Depreciation and amortization	(28,871,000)	(28,806,000)	(65,000)	0.2%
Gain on sales	—	6,142,000	(6,142,000)	n/a
Impairment charges	(1,106,000)	(3,063,000)	1,957,000	n/a
Interest expense	(21,412,000)	(24,411,000)	2,999,000	-12.3%
Early extinguishment of debt costs	(105,000)	(150,000)	45,000	n/a

Income from continuing operations	14,776,000	13,762,000	1,014,000
Discontinued operations:
Income from operations	12,000	1,579,000	(1,567,000)	-99.2%
Impairment reversals / (charges)	153,000	(316,000)	469,000	n/a
Gain on extinguishment of debt obligations	—	1,423,000	(1,423,000)	n/a
Gain on sales	—	7,963,000	(7,963,000)	n/a

Net income	14,941,000	24,411,000	(9,470,000)
Net loss attributable to noncontrolling interests	247,000	221,000	26,000

Net income attributable to Cedar Realty Trust, Inc.	$15,188,000	$24,632,000	$(9,444,000)

Revenues remained consistent as a result of (1) an increase of $3.3 million in rental revenues and expense recoveries attributable to properties acquired in the first quarters of 2015 and 2014, (2) an increase of $0.8 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties, and (3) an increase of $0.8 million in base rental revenue, percentage rental revenue and expense recoveries attributable to the Company’s same-center properties, offset by (1) a decrease of $3.8 million in rental revenues and expense recoveries attributable to properties that were sold in 2015 and 2014, and (2) a decrease of $1.3 million in straight-line revenue and amortization of intangible lease liabilities revenue attributable to the Company’s same-center properties .

Property operating expenses were lower as a result of (1) a decrease of $0.8 million in property operating expenses attributable to properties that were sold in 2015 and 2014, (2) a decrease of $0.8 million in other operating expenses, primarily bad debt expense, repairs and maintenance, and non-billable expenses, and (3) a decrease of $0.1 million in payroll and payroll related costs, offset by an increase of $1.2 million in property operating expenses attributable to properties acquired in the first quarters of 2015 and 2014.

General and administrative costs were higher primarily as a result of an increase in professional fees.

Acquisition costs in 2015 relate to the purchase of Lawndale Plaza, located in Philadelphia, Pennsylvania. Acquisition costs in 2014 relate to the purchase of Quartermaster Plaza, located in Philadelphia, Pennsylvania.

Depreciation and amortization expenses remained consistent primarily as a result of a reduction of $1.0 million in depreciation and amortization expenses attributable to properties that were sold in 2015 and 2014, offset by an increase of $1.0 million in depreciation and amortization expenses attributable to properties acquired in the first quarters of 2015 and 2014.

Gain on sales in 2014 relates to the sales of Carbondale Plaza, located in Carbondale, Pennsylvania, Virginia Little Creek, located in Norfolk, Virginia, and Fairview Plaza, located in new Cumberland, Pennsylvania.

Impairment charges in 2015 and 2014 relate to the impairments attributable to properties that were sold or held for sale in 2015 and 2014.

Interest expense was lower (1) $2.0 million as a result of a decrease in the overall outstanding principal balance of debt, (2) $0.8 million as a result of a decrease in the overall weighted average interest rate, and (3) $0.5 million as a result of a decrease in the amortization of deferred financing costs, partially offset by (1) $0.3 million as a result of a decrease in capitalized interest.

Early extinguishment of debt costs in 2015 and 2014 relate to write-offs of unamortized fees associated with the prepayment of certain mortgage loans payable.

Discontinued operations for 2015 and 2014 include the results of operations, impairment reversals/charges, gain on extinguishment of debt obligations, and gain on sales attributable to properties that qualified for treatment as discontinued operations.

Same-Property Net Operating Income

Same-property net operating income (“same-property NOI”) is a widely-used non-GAAP financial measure for REITs that the Company believes, when considered with financial statements prepared in accordance with GAAP, is useful to investors as it provides an indication of the recurring cash generated by the Company’s properties by excluding certain non-cash revenues and expenses, as well as other infrequent items such as lease termination income which tends to fluctuate more than rents from year to year. Properties are included in same-property NOI if they are owned and operated for the entirety of both periods being compared, except for properties undergoing significant redevelopment and expansion until such properties have stabilized, and properties classified as held for sale. Consistent with the capital treatment of such costs under GAAP, tenant improvements, leasing commissions and other direct leasing costs are excluded from same-property NOI.

The most directly comparable GAAP financial measure is consolidated operating income. Same-property NOI should not be considered as an alternative to consolidated operating income prepared in accordance with GAAP or as a measure of liquidity. Further, same-property NOI is a measure for which there is no standard industry definition and, as such, it is not consistently defined or reported on among the Company’s peers, and thus may not provide an adequate basis for comparison between REITs. The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Consolidated operating income	$13,101,000	$14,286,000	$36,293,000	$38,323,000
Add (deduct):
General and administrative	3,696,000	3,316,000	11,267,000	10,620,000
Acquisition costs	—	—	499,000	2,870,000
Gain on sales	—	(2,332,000)	—	(6,142,000)
Impairment (reversals) / charges	(127,000)	1,250,000	1,106,000	3,063,000
Depreciation and amortization	9,642,000	9,665,000	28,871,000	28,806,000
Corporate costs included in property expenses	1,151,000	934,000	3,387,000	3,643,000
Straight-line rents	(90,000)	(219,000)	(379,000)	(697,000)
Amortization of intangible lease liabilities	(726,000)	(1,101,000)	(2,387,000)	(3,349,000)
Internal management fees charged to properties	(951,000)	(957,000)	(2,643,000)	(2,585,000)
Lease termination income and other adjustments	(45,000)	277,000	105,000	306,000

Consolidated NOI	25,651,000	25,119,000	76,119,000	74,858,000

Less NOI related to properties not defined as same-property	(3,666,000)	(3,606,000)	(14,995,000)	(14,967,000)

Same-property NOI	$21,985,000	$21,513,000	$61,124,000	$59,891,000

Number of same properties	53	53	52	52
Same-property occupancy, end of period	92.5%	93.7%	92.4%	93.5%
Same-property leased, end of period	93.5%	93.9%	93.9%	93.7%
Same-property average base rent, end of period	$13.19	$12.96	$13.11	$12.80

Same-property NOI for the comparative three month periods increased by 2.2%. The results reflect an increase in average base rent of $0.23 per square foot, which was partially offset by a decrease in occupancy of 120 bps. Same-property NOI for the comparative nine month periods increased by 2.1%. The results reflect an increase in average base rent of $0.31 per square foot, which was partially offset by a decrease in occupancy of 110 bps.

Leasing Activity

The following is a summary of the Company’s leasing activity during the nine months ended September 30, 2015:

	Leases signed	GLA	New rent per sq.ft. ($)	Prior rent per sq.ft. ($)	Cash basis % change	Tenant improvements per sq.ft. ($) (a)
Renewals	71	461,700	13.09	12.16	7.7%	0.00
New Leases - Comparable	26	114,800	13.36	12.21	9.4%	21.27
New Leases - Non-Comparable	7	72,600	10.98	n/a	n/a	16.42

Total (b)	104	649,100	13.02	n/a	n/a	5.60

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Legal fees and leasing commissions averaged a combined total of $2.68 per square foot.

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

The Company has a $310 million unsecured credit facility which, as amended on February 5, 2015, consists of (1) a $260 million revolving credit facility, expiring on February 5, 2019, and (2) a $50 million term loan, expiring on February 5, 2020. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (135 bps at September 30, 2015) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at September 30, 2015), each based on the Company’s leverage ratio. As of September 30, 2015, the Company had $195.8 million available for additional borrowings under the revolving credit facility.

On February 5, 2015, the Company closed $100 million of new unsecured term loans comprised of a five-year $50 million term loan maturing February 5, 2020 (all of which was borrowed at closing), and a seven-year $50 million term loan maturing February 5, 2022 (all of which was borrowed on June 26, 2015). Interest on borrowings under the five-year $50 million term loan can range from LIBOR plus 130 to 190 bps (130 bps at September 30, 2015) and interest on borrowings under the seven-year $50 million term loan can range from LIBOR plus 155 bps to 215 bps (155 bps at September 30, 2015), each based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans beginning on July 1, 2015 through their maturities. Based on the Company’s leverage ratio as of September 30, 2015, the effective fixed interest rates are 2.8% for the five-year $50 million term loan and 3.3% for the seven-year $50 million term loan.

The Company has $150 million of unsecured term loans comprised of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. Interest on borrowings under the five-year $75 million term loan can range from LIBOR plus 130 bps to 190 bps (130 bps at September 30, 2015) and interest on borrowings under the seven-year $75 million term loan can range from LIBOR plus 170 bps to 230 bps (170 bps at September 30, 2015), each based on the Company’s leverage ratio. Additionally, the Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans through their maturities. Based on the Company’s leverage ratio as of September 30, 2015, the effective fixed interest rates are 2.9% for the five-year $75 million term loan and 4.0% for the seven-year $75 million term loan, respectively.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt. As of September 30, 2015, the Company is in compliance with all financial covenants.

Debt is comprised of the following at September 30, 2015:

		Interest rates
Description	Balance outstanding	Weighted - average	Range
Fixed-rate mortgages	$279,802,000	5.3%	3.1% - 7.5%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	64,000,000	1.5%
Term loan	50,000,000	1.6%
Fixed-rate (a):
Term loan	75,000,000	2.9%
Term loan	50,000,000	2.8%
Term loan	75,000,000	4.0%
Term loan	50,000,000	3.3%

	$643,802,000	3.9%

(a)	The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt. See “Quantitative and Qualitative Disclosures About Market Risk” below.

As of September 30, 2015, the Company has approximately $1.2 million of scheduled debt principal amortization payments remaining for 2015.

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

The Company had at-the-market offering programs, which expired on May 29, 2015, under which it could offer and sell, from time-to-time, shares of its common and preferred stock. During the nine months ended September 30, 2015, there were no shares sold under these programs.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2014, and has continued to declare and pay common and preferred stock dividends during 2015. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Net Cash Flows

	September 30,
	2015	2014
Cash flows provided by (used in):
Operating activities	$39,880,000	$33,887,000
Investing activities	$(23,812,000)	$38,446,000
Financing activities	$(17,350,000)	$(72,055,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $46.9 million for the nine months ended September 30, 2015 and $42.7 million for the nine months ended September 30, 2014. The approximately $4.2 million increase was primarily attributable to a reduction in interest expense of $3.7 million.

Investing Activities

Net cash flows used in and provided by investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the nine months ended September 30, 2015, the Company acquired a shopping center for $24.5 million, and incurred expenditures of $7.3 million for property improvements, which was offset by $5.9 million in proceeds received from the sales of properties classified as held for sale, and an increase of $2.1 million in construction escrows and other. During the nine months ended September 30, 2014, the Company received $85.4 million in proceeds from the sales of properties classified as held for sale, and had an increase of $1.6 million in construction escrows and other, which was offset by the acquisition of a shopping center, which was partially paid in cash for $38.9 million, and expenditures of $9.7 million for property improvements.

Financing Activities

During the nine months ended September 30, 2015, the Company made $113.6 million of repayments of mortgage obligations, $23.6 million of preferred and common stock distributions, $11.2 million for the purchase of joint venture minority interests share, $8.0 million of net repayments under the revolving credit facility, and $2.6 million of payments for debt financing costs, which was offset by borrowings of $100.0 million under its new term loans, and proceeds, net of issuance expenses, of $41.7 million in sales of its common stock. During the nine months ended September 30, 2014, the Company made $165.3 million of repayments of mortgage obligations, $72.5 million of net repayments under the revolving credit facility, $22.7 million of preferred and common stock distributions, $1.3 million of payments for debt financing costs, $1.0 million of distributions to consolidated joint venture minority interests and limited partners, and a $0.4 million payment for the redemption of OP Units, which was offset by borrowings of $150.0 million under its new term loans and proceeds, net of issuance expenses, of $41.2 million from the sale of its common stock.

Funds From Operations

Funds From Operations (“FFO”) is a widely recognized supplemental non-GAAP measure utilized to evaluate the financial performance of a REIT. The Company presents FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT generally defines FFO as net income attributable to common shareholders (determined in accordance with GAAP), excluding gains (losses) from sales of real estate properties, impairment provisions on real estate properties, plus real estate related depreciation and amortization, and adjustments for partnerships and joint ventures to reflect FFO on the same basis. The Company considers FFO to be an appropriate measure of its financial performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets.

The Company also considers Operating Funds From Operations (“Operating FFO”) to be an additional meaningful financial measure of financial performance because it excludes items the Company does not believe are indicative of its core operating performance, such as acquisition costs, amounts relating to early extinguishment of debt and preferred stock redemption costs. The Company believes Operating FFO further assists in comparing the Company’s performance across reporting periods on a consistent basis by excluding such items.

FFO and Operating FFO should be reviewed with net income attributable to common shareholders, the most directly comparable GAAP financial measure, when trying to understand the Company’s operating performance. FFO and Operating FFO do not represent cash generated from operating activities and should not be considered as an alternative to net income attributable to common shareholders or to cash flow from operating activities. The Company’s computations of FFO and Operating FFO may differ from the computations utilized by other REITs and, accordingly, may not by comparable to such REITs.

A reconciliation of net income attributable to common shareholders to FFO and Operating FFO for the three and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$2,590,000	$2,183,000	$4,382,000	$13,826,000
Real estate depreciation and amortization	9,592,000	9,583,000	28,676,000	28,553,000
Limited partners’ interest	11,000	8,000	19,000	76,000
Impairment (reversals) / charges, net	(127,000)	1,691,000	953,000	3,379,000
Gain on sales	—	(2,332,000)	—	(14,105,000)
Consolidated minority interests:
Share of loss	(77,000)	(84,000)	(266,000)	(297,000)
Share of FFO	(70,000)	(274,000)	(238,000)	(807,000)

FFO applicable to diluted common shares	11,919,000	10,775,000	33,526,000	30,625,000
Early extinguishment of debt costs	48,000	—	105,000	150,000
Acquisition costs	—	—	499,000	2,870,000
Gain on extinguishment of debt obligations	—	—	—	(1,423,000)

Operating FFO applicable to diluted common shares	$11,967,000	$10,775,000	$34,130,000	$32,222,000

FFO per diluted common share	$0.14	$0.14	$0.39	$0.39

Operating FFO per diluted common share	$0.14	$0.14	$0.40	$0.41

Weighted average number of diluted common shares:
Common shares	85,026,000	79,214,000	84,783,000	78,908,000
OP Units	375,000	395,000	387,000	447,000

	85,401,000	79,609,000	85,170,000	79,355,000

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At September 30, 2015, the Company had $7,038,000 included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans. Based on the Company’s leverage ratio at September 30, 2015, the following table details the unsecured term loans which are subject to interest rate swap agreements:

Amount	Effective date	Maturity date	Effective fixed interest rate
$ 75,000,000	July 2014	February 2019	2.9%
$ 75,000,000	July 2014	February 2021	4.0%
$ 50,000,000	July 2015	February 2020	2.8%
$ 50,000,000	July 2015	February 2022	3.3%

At September 30, 2015, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. The average interest rate on the $529.8 million of fixed-rate debt outstanding was 4.4%, with maturities at various dates through 2029. The average interest rate on the $114.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 1.6%. With respect to the $114.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.1 million per annum.

With respect to the Company’s fixed rate mortgage notes and unsecured term loans, changes in interest rates generally do not affect the Company’s interest expense as these notes are at fixed rates for extended terms. Because the Company intends to hold its existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to the Company’s results of operations and its working capital position only upon the refinancing of that indebtedness. The Company’s possible risk is from increases in long-term interest rates that may occur as this may increase the cost of refinancing maturing fixed-rate debt. In addition, the Company may incur prepayment penalties or defeasance costs when prepaying or defeasing debt.

Item 4.	Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of September 30, 2015, and have concluded that such disclosure controls and procedures are effective.

During the three months ended September 30, 2015, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Part II	Other Information

Item 1.	Legal Proceedings

The Company is not presently involved in any litigation, nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries, which is either not covered by the Company’s liability insurance, or, in management’s opinion, would result in a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits to this quarterly report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR REALTY TRUST, INC.

By: /s/ BRUCE J. SCHANZER	By: /s/ PHILIP R. MAYS
Bruce J. Schanzer	Philip R. Mays
President and Chief	Chief Financial Officer
Executive Officer	(Principal financial officer)
(Principal executive officer)

November 5, 2015

EXHIBIT INDEX

Exhibit 10.1	Employment Agreement between Cedar Realty Trust, Inc. and Philip Mays dated July 15, 2015

Exhibit 10.2	Employment Agreement between Cedar Realty Trust, Inc. and Nancy Mozzachio dated as of August 3, 2015

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document