Form 10-K
period 2015-12-31
CEDAR REALTY TRUST, INC.
filed 2016-02-19
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sales price on June 30, 2015 of $6.40 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $520,049,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 84,982,435 on February 12, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2016 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CEDAR REALTY TRUST, INC.

Part I.

Items 1 and 2. Business and Properties

General

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At December 31, 2015, the Company owned and managed a portfolio of 60 operating properties (excluding properties “held for sale”) totaling approximately 9.5 million square feet of gross leasable area (“GLA”). The portfolio was 91.5% leased and 90.5% occupied at December 31, 2015.

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

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2015, the Company owned 99.6% of the Operating Partnership and is its sole general partner. The 352,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

The Company’s Properties

The following tables summarize information relating to the Company’s portfolio as of December 31, 2015:

State	Number of properties	GLA	Percentage of GLA
Pennsylvania	27	5,006,000	52.9%
Massachusetts	8	1,308,000	13.8%
Connecticut	7	1,128,000	11.9%
Maryland / Washington DC	6	894,000	9.5%
Virginia	8	556,000	5.9%
New Jersey	3	373,000	3.9%
New York	1	194,000	2.1%

Total consolidated portfolio	60	9,459,000	100.0%

Tenant Concentration

Tenant	Number of stores	GLA	% of GLA	Annualized base rent	Annualized base rent per sq. ft.	Percentage annualized base rents
Top twenty tenants (a):
Giant Foods	12	785,000	8.3%	$11,862,000	$15.11	10.4%
LA Fitness	7	282,000	3.0%	4,859,000	17.23	4.3%
Shop Rite	3	182,000	1.9%	2,945,000	16.18	2.6%
Stop & Shop	4	271,000	2.9%	2,913,000	10.75	2.5%
Farm Fresh	4	196,000	2.1%	2,264,000	11.55	2.0%
Home Depot	2	253,000	2.7%	2,101,000	8.30	1.8%
Staples	6	125,000	1.3%	2,040,000	16.32	1.8%
Dollar Tree	19	190,000	2.0%	2,019,000	10.63	1.8%
BJ’s Wholesale Club	1	118,000	1.2%	1,683,000	14.26	1.5%
United Artists	1	78,000	0.8%	1,454,000	18.64	1.3%
Marshalls	6	170,000	1.8%	1,437,000	8.45	1.3%
Shaw’s	2	125,000	1.3%	1,431,000	11.45	1.3%
Big Y	1	64,000	0.7%	1,404,000	21.94	1.2%
Shoppers Food Warehouse	2	120,000	1.3%	1,267,000	10.56	1.1%
Ukrop’s Supermarket	1	63,000	0.7%	1,233,000	19.57	1.1%
Walmart	3	192,000	2.0%	1,193,000	6.21	1.0%
Redners	3	159,000	1.7%	1,155,000	7.26	1.0%
Food Lion	4	152,000	1.6%	1,118,000	7.36	1.0%
Kohl’s	2	147,000	1.6%	1,113,000	7.57	1.0%
Home Goods	4	111,000	1.2%	1,080,000	9.73	0.9%

Sub-total top twenty tenants	87	3,783,000	40.0%	46,571,000	12.31	40.8%

Remaining tenants	790	4,775,000	50.5%	67,678,000	14.17	59.2%

Sub-total all tenants (b)	877	8,558,000	90.5%	$114,249,000	$13.35	100.0%

Vacant space	N/A	901,000	9.5%

Total	877	9,459,000	100.0%

(a)	Several of the tenants share common ownership with other tenants: (1) Giant Foods and Stop & Shop, (2) Farm Fresh and Shoppers Food Warehouse, (3) Dollar Tree and Family Dollar (GLA of 47,000; annualized base rent of $468,000), (4) Marshalls, Home Goods and TJ Maxx (GLA of 79,000; annualized base rent of $764,000), (5) Shaw’s and Acme Markets (GLA of 172,000; annualized base rent of $794,000), and (6) Food Lion and Hannaford Brothers (GLA of 43,000; annualized base rent of $522,000).
(b)	Comprised of large tenants (15,000 or more GLA) and small tenants as follows:

		%		Annualized	Percentage
	Occupied	of occupied	Annualized	base rent	annualized
	GLA	GLA	base rent	per sq. ft.	base rents
Large tenants	5,938,000	69.4%	$65,653,000	$11.06	57.5%
Small tenants	2,620,000	30.6%	48,596,000	18.55	42.5%

Total	8,558,000	100.0%	$114,249,000	$13.35	100.0%

Lease Expirations

Year of lease expiration	Number of leases expiring	GLA expiring	Percentage of GLA expiring	Annualized expiring base rents	Annualized expiring base rent per sq. ft.	Percentage of annualized expiring base rents
Month-To-Month	63	236,000	2.8%	$3,120,000	$13.22	2.7%
2016	128	557,000	6.5%	8,376,000	$15.04	7.3%
2017	125	887,000	10.4%	12,636,000	$14.25	11.1%
2018	113	952,000	11.1%	13,872,000	$14.57	12.1%
2019	115	940,000	11.0%	11,580,000	$12.32	10.1%
2020	125	1,596,000	18.6%	19,068,000	$11.95	16.7%
2021	62	791,000	9.2%	10,008,000	$12.65	8.8%
2022	28	203,000	2.4%	3,012,000	$14.84	2.6%
2023	20	159,000	1.9%	1,920,000	$12.08	1.7%
2024	27	520,000	6.1%	7,152,000	$13.75	6.3%
2025	26	510,000	6.0%	7,200,000	$14.12	6.3%
2026	16	174,000	2.0%	2,508,000	$14.41	2.2%
Thereafter	29	1,033,000	12.1%	13,797,000	$13.36	12.1%

All tenants	877	8,558,000	100.0%	$114,249,000	$13.35	100.0%

Vacant space	N/A	901,000	N/A

Total portfolio	877	9,459,000	N/A

Real Estate Summary

Property description	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Connecticut
Big Y Shopping Center	2013	101,105	100.0%	$22.87	Big Y
Brickyard Plaza	2004	227,193	85.4%	8.69	Home Depot
					Kohl’s
					Michaels
Groton Shopping Center	2007	117,186	82.5%	11.87	TJ Maxx
					Goodwill
Jordan Lane	2005	177,504	99.2%	11.30	Stop & Shop
					Fallas
					Cardio Fitness
New London Mall	2009	259,566	94.4%	15.20	Shop Rite
					Marshalls
					Home Goods
					Petsmart
					A.C. Moore
Oakland Commons	2007	90,100	100.0%	6.37	Walmart
					Bristol Ten Pin
Southington Center	2003	155,842	98.5%	7.30	Walmart
					NAMCO

Total Connecticut		1,128,496	93.6%	11.88

Maryland / Washington DC
East River Park	2015	150,107	93.2%	20.90	Safeway
					District of Columbia
Metro Square	2008	71,896	100.0%	19.83	Shoppers Food Warehouse
Oakland Mills	2005	58,224	100.0%	14.15	Food Lion
San Souci Plaza (c)	2009	264,134	78.7%	10.63	Shoppers Food Warehouse
					Marshalls
					Maximum Health and Fitness
Valley Plaza	2003	190,939	100.0%	5.27	K-Mart
					Ollie’s Bargain Outlet
					Tractor Supply
Yorktowne Plaza	2007	158,982	86.2%	13.79	Food Lion

Total Maryland / Washington DC		894,282	90.1%	12.76

Massachusetts
Fieldstone Marketplace	2005/2012	193,970	94.0%	10.65	Shaw’s
					Flagship Cinema
					New Bedford Wine and Spirits
Franklin Village Plaza	2004/2012	303,096	89.0%	21.00	Stop & Shop
					Marshalls
					Team Fitness

Property description	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Massachusetts (continued)
Kings Plaza	2007	168,243	95.2%	6.76	Work Out World
					Fallas
					Ocean State Job Lot
					Savers
Norwood Shopping Center	2006	102,459	100.0%	9.76	Hannaford Brothers
					Planet Fitness
					Dollar Tree
The Shops at Suffolk Downs	2005	121,320	100.0%	14.02	Stop & Shop
Timpany Plaza	2007	183,775	98.9%	7.50	Stop & Shop
					Big Lots
					Gardner Theater
Webster Plaza	2007	101,824	42.5%	14.11	Aubuchon Hardware
West Bridgewater Plaza	2007	133,039	78.1%	9.82	Shaw’s
					Planet Fitness

Total Massachusetts		1,307,726	89.1%	12.35

New Jersey
Carll’s Corner	2007	129,582	88.7%	8.85	Acme Markets
					Peebles
Pine Grove Plaza	2003	86,089	91.9%	10.75	Peebles
Washington Center Shoppes	2001	157,394	93.1%	9.64	Acme Markets
					Planet Fitness

Total New Jersey		373,065	91.3%	9.63

New York
Carman’s Plaza	2007	193,736	48.8%	23.52	Home Goods

					Department of Motor Vehicle
Pennsylvania
Academy Plaza	2001	137,415	94.5%	14.53	Acme Markets
Camp Hill	2002	464,765	98.2%	14.59	Boscov’s
					Giant Foods
					LA Fitness
					Orthopedic Inst of PA
					Barnes & Noble
					Staples

Property description	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Pennsylvania (continued)
Colonial Commons	2011	461,914	96.8%	13.72	Giant Foods
					Dick’s Sporting Goods
					LA Fitness
					Home Goods
					Ross Dress For Less
					Marshalls
					JoAnn Fabrics
					David’s Furniture
					Office Max
					Old Navy
Crossroads II	2008	133,717	93.9%	20.16	Giant Foods
Fairview Commons	2007	52,964	68.1%	11.16	Grocery Outlet
Fort Washington Center	2002	41,000	100.0%	21.83	LA Fitness
Gold Star Plaza	2006	71,720	97.8%	9.02	Redner’s
Golden Triangle	2003	202,943	94.6%	13.17	LA Fitness
					Marshalls
					Staples
					Just Cabinets
					Aldi
Halifax Plaza	2003	51,510	100.0%	12.75	Giant Foods
Hamburg Square	2004	99,580	86.9%	6.43	Redner’s
					Peebles
Lawndale Plaza	2015	93,040	97.7%	18.23	Shop Rite
Maxatawny Marketplace	2011	58,339	100.0%	12.21	Giant Foods
Meadows Marketplace	2004/2012	91,518	100.0%	16.07	Giant Foods
Mechanicsburg Giant	2005	51,500	100.0%	22.57	Giant Foods
Newport Plaza	2003	64,489	100.0%	11.81	Giant Foods
Northside Commons	2008	69,136	100.0%	10.10	Redner’s
Palmyra Shopping Center	2005	111,051	89.9%	7.06	Weis Markets
					Goodwill
Port Richmond Village	2001	154,908	87.0%	14.12	Thriftway
					Pep Boys
Quartermaster Plaza	2014	456,602	92.4%	14.33	Home Depot
					BJ’s Wholesale Club
					Planet Fitness
					Staples
					Petsmart

Property description	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Pennsylvania (continued)
River View Plaza	2003	226,786	88.5%	19.86	United Artists
					Avalon Carpet
					Pep Boys
					Staples
South Philadelphia	2003	283,415	74.9%	14.71	Shop Rite
					Ross Dress For Less
					LA Fitness
					Modell’s
Swede Square	2003	100,816	95.5%	17.67	LA Fitness
The Commons	2004	203,426	65.2%	11.01	Bon-Ton
					TJ Maxx
The Point	2000	268,037	99.0%	12.63	Burlington Coat Factory
					Giant Foods
					A.C. Moore
					Staples
Trexler Mall	2005	337,297	96.4%	9.81	Kohl’s
					Bon-Ton
					Lehigh Wellness Partners
					Oxyfit Gym
					Marshalls
					Home Goods
Trexlertown Plaza	2006	319,529	73.0%	13.53	Giant Foods
					Hobby Lobby
					Big Lots
					Tractor Supply
Upland Square	2007	398,098	93.9%	17.84	Giant Foods
					Carmike Cinema
					LA Fitness
					Best Buy
					TJ Maxx
					Bed, Bath & Beyond
					A.C. Moore
					Staples

Total Pennsylvania		5,005,515	91.1%	14.18

Property description	Year acquired	GLA	Percent occupied	Average base rent per sq. ft. (a)	Major tenants (b)
Virginia
Coliseum Marketplace	2005	106,648	100.00%	16.80	Farm Fresh
					Michaels
Elmhurst Square	2006	66,250	86.24%	9.57	Food Lion
Fredericksburg Way	2005	63,000	100.00%	19.58	Ukrop’s Supermarket
General Booth Plaza	2005	71,639	98.32%	14.18	Farm Fresh
Glen Allen Shopping Center	2005	63,328	100.00%	7.14	Giant Foods
Kempsville Crossing	2005	79,512	92.69%	11.09	Walmart
					Farm Fresh
Oak Ridge Shopping Center	2006	38,700	92.25%	10.79	Food Lion
Suffolk Plaza	2005	67,216	100.00%	9.90	Farm Fresh

Total Virginia		556,293	96.6%	12.83

Total Portfolio		9,459,113	90.5%	$13.35

(a)	Average base rent is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2015. Tenant concessions are reflected in this measure except for a limited number of short-term (generally one to three months) free rent concessions provided to new tenants that took occupancy prior to the end of the reporting period but within the concession period. Average base rent would have been $13.23 per square foot if all such free rent concessions were reflected.
(b)	Major tenants are determined as tenants with 15,000 or more sq.ft of GLA, tenants at single-tenant properties, or the largest tenant at a property, based on GLA.
(c)	The Company has a 40% ownership interest in this joint venture

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

Excluding properties held for sale, Giant Food Stores, LLC and Stop & Shop, Inc., each of which is owned by Ahold N.V., a Netherlands corporation, leased an aggregate of approximately 11% of the Company’s GLA at December 31, 2015, and accounted for an aggregate of approximately 12% of the Company’s total revenues during 2015. No other tenant leased more than 10% of GLA at December 31, 2015, or contributed more than 10% of total revenues during 2015.

Executive Offices

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, pursuant to a lease which lease expires in February 2020.

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

Employees

As of December 31, 2015, the Company had 67 employees (66 full-time and one part-time). The Company believes that its relations with its employees are good.

Item 1A.	Risk Factors

Set forth below are the risk factors that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitation on forward-looking statements appearing elsewhere in this Annual Report on Form 10-K

Economic conditions in the U.S. economy in general, and any uncertainty in the credit markets and retail environment, could adversely affect our ability to continue to pay dividends or cause us to reduce further the amount of our dividends.

We paid dividends totaling $0.20 per share during each of 2015, 2014 and 2013. However, any downturn in the state of the U.S. economy, weakness in capital markets and/or difficult retail environment may cause us to reduce or suspend the payment of dividends.

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

Our properties are located largely in the region that straddles the Washington DC to Boston corridor, which exposes us to greater economic risks than if our properties were more diversely located (in particular, 27 of our properties are located in Pennsylvania). Any adverse economic or real estate developments resulting from the regulatory environment, business climate, fiscal problems or weather in such regions could have an adverse impact on our prospects. In addition, the economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm our performance in the affected markets.

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

The level of our indebtedness may harm our business and operating results by (1) requiring us to use a substantial portion of our available liquidity to pay required debt service and/or repayments or establish additional reserves, which would reduce amounts available for distributions, (2) placing us at a competitive disadvantage compared to competitors that have less debt or debt at more favorable terms, (3) making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions, and (4) limiting our ability to borrow more money for operations or capital expenditures. In addition, increases in interest rates may impede our operating performance and put us at a competitive disadvantage. Further, payments of required debt service or amounts due at maturity, or creation of additional reserves under loan agreements, could adversely affect our liquidity. Our organizational documents do not limit the level or amount of debt that we may incur, no do we have a policy limiting our debt to any particular level.

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

Our business may be seriously harmed if a major tenant fails to renew its lease(s) or vacates one or more properties and prevents us from re-leasing such premises by continuing to pay base rent for the balance of the lease terms. In addition, the loss of such a major tenant could result in lease terminations or reductions in rent by other tenants at the affected properties, as provided in their respective leases. Excluding properties held for sale, no tenant leased more than 10% of GLA at December 31, 2015 or contributed more than 10% of total revenues during 2015, except for Giant Food Stores, LLC and Stop & Shop, Inc., each of which is owned by Ahold N.V., a Netherlands corporation, which leased an aggregate of approximately 11% of our GLA at December 31, 2015, and accounted for an aggregate of approximately 12% of our total revenues, during 2015.

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

We face potential material adverse effects from tenant bankruptcies.

Any bankruptcy filings by, or relating to, one of our tenants or a lease guarantor would generally bar efforts by us to collect pre-bankruptcy debts from that tenant, or lease guarantor, unless we receive an order permitting us to do so from the bankruptcy court. A bankruptcy by a tenant or lease guarantor could delay efforts to collect past due balances, and could ultimately preclude full or, in fact, any collection of such sums. If a lease is affirmed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must generally be paid in full. However, if a lease is disaffirmed by a tenant in bankruptcy, we would have only an unsecured claim for damages, which would be paid normally only to the extent that funds are available, and only in the same percentage as is paid to all other members of the same class of unsecured creditors. In addition, we may be unable to replace the tenant at current rental rates. It is possible, and indeed likely, that we would recover substantially less than, or in fact no portion of, the full value of any unsecured claims we hold, and would be required to write off any straight-line rent receivable recorded for such tenant, which may in turn harm our financial condition.

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

Our properties may be subject to impairment charges

On a periodic basis, we assess whether there are any indicators that the value of its held-for-use real estate assets and other investments may be impaired. Held-for-use real estate assets are impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. We estimate of cash flows, it considers factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the future cash flow considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information including a market discount rate applied to the estimated future proceeds. We are required to make subjective assessments as to whether there are impairments in the value of its real estate assets and other investments. These assessments have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. There can be no assurance that we will not take additional charges in the future related to the impairment our assets. Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

Our capital migration strategy entails various risks

We intend to sell properties and reinvest those proceeds in the acquisition of higher quality properties in our target markets, the development and redevelopment of our properties, or use the proceeds to pay down debt. While we hope to minimize the dilutive effect of these sales on our earnings, in the near term the returns on the disposed assets are likely to exceed the returns we are able to achieve through the reinvestment of those proceeds. Also, in the event we are unable to sell these assets for amounts equal to or in excess of their current carrying values, we would be required to recognize an impairment charge. Any such impairment charges or earnings dilution could materially and adversely affect our business, financial condition, operating results and cash flows and the market price of our publicly traded securities.

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

Commercial real estate investments are relatively illiquid.

Real estate investments are relatively illiquid. Our ability to promptly sell one or more properties in our portfolio in response to changing economic, financial and investment conditions is limited. The real estate market is affected by many factors, such as general economic conditions, supply and demand, availability of financing, interest rates and other factors that are beyond our control. We cannot be certain that we will be able to sell any property for the price and other terms we seek, or that any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot estimate with certainty the length of time needed to find a willing purchaser and to complete the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold. Factors that impede our ability to dispose of properties could adversely affect our financial condition and operating results.

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

Redevelopment projects entail considerable risks, including:

•	Time lag between commencement and completion, leaving us exposed to higher-than-estimated construction costs, including labor and material costs;

•	Failure or inability to obtain construction or permanent financing on favorable terms;

•	Expenditure of money and time on projects that may never be completed;

•	Inability to secure key anchor or other tenants;

•	Inability to achieve projected rental rates or anticipated pace of lease-up;

•	Delays in completion relating to weather, labor disruptions, construction or zoning delays; and

•	Higher costs incurred than originally estimated.

The failure of our redevelopment projects to yield their anticipated return could have a material adverse effect on our business and operating results.

Property ownership through joint ventures could limit our control of those investments and reduce their expected return.

As of December 31, 2015, we owned two of our operating properties through consolidated joint ventures. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:

•	We may share decision-making authority with our joint venture partners regarding certain major decisions affecting the ownership or operation of the joint venture and the joint venture property, such as, but not limited to, (1) additional capital contribution requirements, (2) signing of major leases, (3) obtaining debt financing, and (4) obtaining consent prior to the sale or transfer of our interest in the joint venture to a third party, which may prevent us from taking actions that are opposed by our joint venture partners;

•	Our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture;

•	Our joint venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

•	Disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that would increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business, and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict is resolved; and

•	The activities of a joint venture could adversely affect our ability to qualify as a REIT.

Potential losses may not be covered by insurance.

Potential losses may not be covered by insurance. We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance under a blanket policy covering all of our properties. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses related to war, nuclear accidents, and nuclear, biological and chemical occurrences from terrorist’s acts. Some of the insurance, such as those covering losses due to wind, floods and earthquakes, is subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry and other factors outside our control. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. Additionally, certain tenants have termination rights in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. If we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

Our existing properties, as well as properties we may acquire, may be required to comply with Title III of the ADA. We may incur significant costs to comply with the ADA, as amended, and similar laws, which require that all public accommodations meet federal requirements related to access and use by disabled persons, and with various other federal, state and local regulatory requirements, such as state and local fire and life safety requirements.

If we fail to continue as a REIT, our distributions will not be deductible, and our income will be subject to taxation, thereby reducing earnings available for distribution.

If we do not continue to qualify as a REIT, our distributions will not be deductible, and our income will be subject to taxation, reducing earnings available for distribution. We have elected to be taxed as a REIT under the Code. A REIT will generally not be subject to federal and substantially all state and local income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years. If we did not continue to qualify as a REIT, we would also likely be subject to state and local income taxes in certain of the jurisdictions in which our properties are located. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed taxable income.

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

Dividends paid by REITS generally do not qualify for reduced tax rates.

Dividends payable by REITs do not qualify for reduced tax rates under the Code. Currently, the maximum federal individual tax rate for nonqualified dividends payable is 39.6%; qualified dividends from most C corporations received by individuals are subject to a reduced maximum federal rate of 20%. In addition to these rates, certain high income individuals may be subject to an additional 3.8% tax on certain investment income, including dividends and capital gains. As a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates and are, consequently, taxed at ordinary income rates. The more favorable federal tax rates applicable to regular corporate dividends may result in the stock of REITs being perceived to be less attractive than the stock of corporations that pay dividends qualifying for reduced rates of tax, which may adversely affect the value of the stock of REITs.

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

We could be subject to litigation that may negatively impact our cash flows, financial condition and results of operations.

From time to time, we may be a defendant in lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. We could experience a negative impact to our cash flows, financial condition and results of operations due to an unfavorable outcome.

The market value of our debt and equity securities is subject to various factors that may cause significant fluctuations or volatility.

As with other publicly traded securities, the market price of our publicly traded securities depends on various factors which may change from time-to time and are often out of our control. Among the conditions that may affect the market price of our publicly traded securities are the following:

•	the extent of institutional investor interest in us;

•	the market perception of our business compared to other REITS;

•	the market perception of retail REITs, in general, compared to other investment alternatives;

•	our financial condition and performance, including changes in our funds from operations, operating funds from operations, or earnings estimates;

•	the market’s perception of our growth potential and potential future cash dividends;

•	our credit or analyst ratings;

•	any future issuances of equity or debt securities;

•	additions or departures of key management personnel;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	an increase in market interest rates; and

•	general economic and financial market conditions.

These factors may cause the market price of our common stock to decline, in some cases regardless of our financial condition, results of operations, business or prospects. It is impossible to ensure that the market price of our common stock will not fall in the future. A decrease in the market price of our common stock could reduce our ability to raise additional equity in the public markets. Selling common stock at a decreased market price would have a dilutive impact on existing stockholders.

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

Part II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Dividend Information

A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. In keeping with its stated goal of reducing overall leverage, and in order to maximize financial flexibility, the Company paid dividends totaling $0.20 per share during 2015, 2014 and 2013. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Market Information

The Company had 85,049,127 shares of common stock outstanding held by approximately 700 shareholders of record at December 31, 2015. The Company believes it has more than 7,200 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (1) the high, low, and closing prices of the Company’s common stock, and (2) dividends paid:

	Market price range			Dividends
Quarter ended	High	Low	Close	paid
2015
March 31	$8.36	$7.09	$7.49	$0.05
June 30	$7.64	$6.37	$6.40	$0.05
September 30	$7.06	$5.75	$6.21	$0.05
December 31	$7.40	$6.16	$7.08	$0.05

2014
March 31	$6.79	$5.70	$6.11	$0.05
June 30	$6.35	$5.86	$6.25	$0.05
September 30	$6.57	$5.85	$5.90	$0.05
December 31	$7.51	$5.86	$7.34	$0.05

Stockholder Return Performance Presentation

The following line graph sets forth for the period January 1, 2011 through December 31, 2015, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts Equity REIT Total Return Index. The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

		Period Ending
Index	01/01/11	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Cedar Realty Trust, Inc.	100.00	74.23	94.57	116.13	140.55	139.46
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NAREIT All Equity REIT Index	100.00	108.28	129.62	133.32	170.68	175.51

Item 6.	Selected Financial Data

	Years ended December 31,
	2015	2014	2013	2012	2011
Operations data:

Total revenues	$149,207,000	$148,184,000	$139,598,000	$135,726,000	$129,988,000
Expenses:
Property operating expenses	44,590,000	44,786,000	42,319,000	39,387,000	42,943,000
General and administrative	15,004,000	14,356,000	13,980,000	14,277,000	10,740,000
Management transition charges and employee termination costs	—	—	106,000	1,172,000	6,875,000
Acquisition transaction costs	1,238,000	2,870,000	182,000	116,000	1,436,000
Depreciation and amortization	38,594,000	38,700,000	44,405,000	43,289,000	41,862,000

Total expenses	99,426,000	100,712,000	100,992,000	98,241,000	103,856,000

Other:
Gain on sales	—	6,413,000	609,000	997,000	130,000
Impairment reversals / (charges)	212,000	(3,148,000)	172,000	(5,499,000)	(7,148,000)

Total other	212,000	3,265,000	781,000	(4,502,000)	(7,018,000)

Operating income	49,993,000	50,737,000	39,387,000	32,983,000	19,114,000

Non-operating income and expense:
Interest expense	(28,272,000)	(32,301,000)	(34,762,000)	(38,289,000)	(40,963,000)
Early extinguishment of debt costs	(105,000)	(825,000)	(106,000)	(2,607,000)	—
Equity in income of unconsolidated joint ventures	—	—	—	1,481,000	1,671,000
Gain (loss) on exit from unconsolidated joint ventures	—	—	—	30,526,000	(7,961,000)

Total non-operating income and expense	(28,377,000)	(33,126,000)	(34,868,000)	(8,889,000)	(47,253,000)

Income (loss) from continuing operations	21,616,000	17,611,000	4,519,000	24,094,000	(28,139,000)

Income (loss) from discontinued operations	165,000	11,080,000	9,683,000	9,921,000	(80,375,000)

Net income (loss)	21,781,000	28,691,000	14,202,000	34,015,000	(108,514,000)

Net loss (income) attributable to noncontrolling interests	365,000	290,000	246,000	(4,309,000)	4,953,000

Net income (loss) attributable to Cedar Realty Trust, Inc.	22,146,000	28,981,000	14,448,000	29,706,000	(103,561,000)

Preferred stock dividends and redemption costs	(14,408,000)	(14,408,000)	(15,579,000)	(19,817,000)	(14,200,000)

Net income (loss) attributable to common shareholders	$7,738,000	$14,573,000	$(1,131,000)	$9,889,000	$(117,761,000)

Net income (loss) per common share attributable to common shareholders (basic and diluted):
Continuing operations	$0.09	$0.04	$(0.17)	$0.05	$(0.64)
Discontinued operations	0.00	0.14	0.14	0.08	(1.15)

	$0.09	$0.18	$(0.03)	$0.13	$(1.79)

Dividends to common shareholders	$17,001,000	$15,841,000	$14,434,000	$14,402,000	$24,705,000
Per common share	$0.20	$0.20	$0.20	$0.20	$0.36

Weighted average number of common shares - basic and diluted	81,356,000	75,311,000	68,381,000	68,017,000	66,387,000

Item 6.	Selected Financial Data (continued)

	Years ended December 31,
	2015	2014	2013	2012	2011
Balance sheet data:
Real estate, net	$1,249,195,000	$1,208,962,000	$1,199,346,000	$1,194,444,000	$1,131,475,000
Real estate held for sale/conveyance	14,402,000	16,508,000	70,757,000	107,097,000	248,461,000
Investment in unconsolidated joint ventures	—	—	—	—	44,743,000
Other assets	57,985,000	61,309,000	61,823,000	68,362,000	87,484,000

Total assets	$1,321,582,000	$1,286,779,000	$1,331,926,000	$1,369,903,000	$1,512,163,000

Mortgage loans payable/ credit facilities/ term loans	$677,022,000	$665,388,000	$719,792,000	$745,168,000	$736,689,000
Mortgage loans payable - real estate held for sale/conveyance	—	—	22,848,000	39,306,000	141,259,000
Other liabilities	47,018,000	46,140,000	53,638,000	63,679,000	73,827,000

Total liabilities	724,040,000	711,528,000	796,278,000	848,153,000	951,775,000
Noncontrolling interest - limited partners’ mezzanine
OP Units	—	396,000	414,000	623,000	4,616,000
Equity:
Cedar Realty Trust, Inc. shareholders’ equity	596,050,000	569,552,000	527,677,000	513,656,000	493,843,000
Noncontrolling interests	1,492,000	5,303,000	7,557,000	7,471,000	61,929,000

Total equity	597,542,000	574,855,000	535,234,000	521,127,000	555,772,000

Total liabilities and equity	$1,321,582,000	$1,286,779,000	$1,331,926,000	$1,369,903,000	$1,512,163,000

Other data:
Funds From Operations (“FFO”) (a)	$45,104,000	$40,273,000	$44,868,000	$26,717,000	$26,520,000
Operation Funds From Operations (“Operating FFO”) (a)	$46,447,000	$42,545,000	$36,413,000	$35,813,000	$34,205,000

Cash flows provided by (used in):
Operating activities	$59,136,000	$50,885,000	$49,494,000	$50,362,000	$39,098,000
Investing activities	$(47,876,000)	$49,116,000	$(15,072,000)	$50,340,000	$(64,093,000)
Financing activities	$(12,676,000)	$(100,475,000)	$(37,971,000)	$(105,250,000)	$22,899,000

Square feet of GLA	9,459,000	9,247,000	9,450,000	9,316,000	9,065,000
Percent occupied	90.5%	92.9%	92.6%	92.0%	91.7%
Average annualized base rent per square foot	$13.35	$12.73	$12.31	$12.05	$11.65

(a)	See Item 7 - “Management Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of FFO and Operating FFO to net income (loss) attributable to common shareholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

Cedar Realty Trust, Inc. (the “Company”) is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington DC to Boston corridor. At December 31, 2015, the Company owned and managed a portfolio of 60 operating properties (excluding properties “held for sale”) totaling approximately 9.5 million square feet of gross leasable area (“GLA”). The portfolio was 91.5% leased and 90.5% occupied at December 31, 2015.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2015, the Company owned 99.6% of the Operating Partnership and is its sole general partner. The 352,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

Significant Transactions - 2015

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

On February 27, 2015, the Company acquired Lawndale Plaza, located in Philadelphia, Pennsylvania. The purchase price for the property, which was unencumbered, was $25.2 million. The Company incurred costs of $0.5 million in connection with this acquisition.

On December 23, 2015, the Company acquired East River Park, located in Washington D.C. The purchase price for the property was $39.0 million, of which $20.5 million was funded from the assumption of a mortgage loan payable bearing interest at the rate of 3.9% per annum and maturing in September 2022. The Company incurred costs of $0.7 million in connection with this acquisition.

Dispositions

During 2015, the Company sold the following properties:

Property	Location	GLA	Date Sold	Sales Price
Continuing operations:
Kenley Village	Hagerstown, MD	51,894	5/28/2015	$2,275,000
Circle Plaza	Shamokin Dam, PA	92,171	7/22/2015	1,800,000

				$4,075,000

Discontinued operations:
Huntingdon Plaza	Huntingdon, PA	142,845	2/2/2015	$2,200,000

Debt

On February 5, 2015, the Company amended its existing $310 million unsecured credit facility. In addition, on February 5, 2015, the Company closed on $100 million of new unsecured term loans. See “Liquidity and Capital Resources” below for additional details.

During 2015, the Company repaid the following mortgage loans payable:

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

Results of Operations

Comparison of 2015 to 2014

			Change
	2015	2014	Dollars	Percent
Revenues	$149,207,000	$148,184,000	$1,023,000	0.7%
Property operating expenses	(44,590,000)	(44,786,000)	196,000	-0.4%

Property operating income	104,617,000	103,398,000	1,219,000
General and administrative	(15,004,000)	(14,356,000)	(648,000)	4.5%
Acquisition costs	(1,238,000)	(2,870,000)	1,632,000	n/a
Depreciation and amortization	(38,594,000)	(38,700,000)	106,000	-0.3%
Gain on sales	—	6,413,000	(6,413,000)	n/a
Impairment reversals / (charges)	212,000	(3,148,000)	3,360,000	n/a
Interest expense	(28,272,000)	(32,301,000)	4,029,000	-12.5%
Early extinguishment of debt costs	(105,000)	(825,000)	720,000	n/a

Income from continuing operations	21,616,000	17,611,000	4,005,000
Discontinued operations:
Income from operations	12,000	1,647,000	(1,635,000)	n/a
Impairment reversals	153,000	47,000	106,000	n/a
Gain on extinguishment of debt obligations	—	1,423,000	(1,423,000)	n/a
Gain on sales	—	7,963,000	(7,963,000)	n/a

Net income	21,781,000	28,691,000	(6,910,000)
Net loss attributable to noncontrolling interests	365,000	290,000	75,000

Net income attributable to Cedar Realty Trust, Inc.	$22,146,000	$28,981,000	$(6,835,000)

Revenues were higher as a result of (1) an increase of $4.1 million in rental revenues and expense recoveries attributable to properties acquired in 2015 and 2014, (2) an increase of $1.1 million in base rental revenue, percentage rental revenue and expense recoveries attributable to the Company’s same-center properties, (3) an increase of $1.0 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties, and (4) an increase of $0.5 million in other income, offset by (1) a decrease of $4.1 million in rental revenues and expense recoveries attributable to properties that were sold in 2015 and 2014, and (2) a decrease of $1.6 million in straight-line revenue and amortization of intangible lease liabilities revenue attributable to the Company’s same-center properties.

Property operating expenses were lower as a result of (1) a decrease of $0.9 million in property operating expenses attributable to properties that were sold in 2015 and 2014, (2) a decrease of $0.6 million in other operating expenses, primarily bad debt expense, repairs and maintenance, and non-billable expenses, and (3) a decrease of $0.1 million in payroll and payroll related costs, offset by an increase of $1.4 million in property operating expenses attributable to properties acquired in 2015 and 2014.

General and administrative costs were higher primarily as a result of increased costs across various administrative items.

Acquisition costs in 2015 relate to the purchase of Lawndale Plaza, located in Philadelphia, Pennsylvania and East River Park, located in Washington D.C. Acquisition costs in 2014 relate to the purchase of Quartermaster Plaza, located in Philadelphia, Pennsylvania.

Depreciation and amortization expenses were lower as a result of (1) a decrease of $1.1 million in depreciation and amortization expenses attributable to properties that were sold in 2015 and 2014, and (2) a decrease of $0.5 million in depreciation and amortization expenses attributable to the Company’s same-center properties, offset by an increase of $1.3 million in depreciation and amortization expenses attributable to a property acquired in 2015 and 2014.

Gain on sales in 2014 relates to the sales of Carbondale Plaza, located in Carbondale, Pennsylvania, and Virginia Little Creek, located in Norfolk, Virginia.

Impairment reversals / (charges) in 2015 and 2014 relate to the impairment reversals and impairment charges attributable to properties that were sold or held for sale in 2015 and 2014 that did not qualify for discontinued operations treatment.

Interest expense was lower (1) by $2.0 million as a result of a decrease in the overall outstanding principal balance of debt, (2) by $1.8 million as a result of a decrease in the overall weighted average interest rate, (3) by $0.6 million as a result of a decrease in amortization of deferred financing costs, offset by a $0.3 million decrease in capitalized interest.

Early extinguishment of debt costs in 2015 and 2014 2013 relates to defeasement fees and the accelerated write-off of unamortized fees associated with the prepayment of certain mortgage loans payable.

Discontinued operations for 2015 and 2014 include the results of operations, impairment reversals, gain on extinguishment of debt obligations, and gain on sales attributable to properties that qualified for treatment as discontinued operations.

Comparison of 2014 to 2013

			Change
	2014	2013	Dollars	Percent
Revenues	$148,184,000	$139,598,000	$8,586,000	6.2%
Property operating expenses	(44,786,000)	(42,319,000)	(2,467,000)	5.8%

Property operating income	103,398,000	97,279,000	6,119,000
General and administrative	(14,356,000)	(13,980,000)	(376,000)	2.7%
Employee termination costs	—	(106,000)	106,000	n/a
Acquisition costs	(2,870,000)	(182,000)	(2,688,000)	n/a
Depreciation and amortization	(38,700,000)	(44,405,000)	5,705,000	-12.8%
Gain on sales	6,413,000	609,000	5,804,000	n/a
Impairment (charges) / reversals	(3,148,000)	172,000	(3,320,000)	n/a
Interest expense	(32,301,000)	(34,762,000)	2,461,000	-7.1%
Early extinguishment of debt costs	(825,000)	(106,000)	(719,000)	n/a

Income from continuing operations	17,611,000	4,519,000	13,092,000
Discontinued operations:
Income from operations	1,647,000	2,280,000	(633,000)	-27.8%
Impairment reversals / (charges)	47,000	(3,049,000)	3,096,000	n/a
Gain on extinguishment of debt obligations	1,423,000	10,452,000	(9,029,000)	n/a
Gain on sales	7,963,000	—	7,963,000	n/a

Net income	28,691,000	14,202,000	14,489,000
Net loss attributable to noncontrolling interests	290,000	246,000	44,000

Net income attributable to Cedar Realty Trust, Inc.	$28,981,000	$14,448,000	$14,533,000

Revenues were higher as a result of (1) an increase of $8.9 million in rental revenues and expense recoveries attributable to a properties acquired in 2014 and 2013, (2) an increase of $1.4 million in rental revenues and expense recoveries attributable to the Company’s same-center properties, and (3) an increase of $0.6 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties, offset by (1) a decrease of $2.0 million in rental revenues and expense recoveries attributable to properties that were initially classified as real estate held for sale in 2014, and (2) a decrease of $0.2 million in management fee income related to the Cedar/RioCan joint venture; the management agreement was terminated effective January 31, 2013.

Property operating expenses were higher primarily as a result of (1) an increase of $1.5 million in property operating expenses at properties acquired in 2014 and 2013, (2) a $0.7 million increase in snow removal costs, and (3) a $0.6 million increase in other operating expenses, primarily repairs and maintenance and non-billable expenses.

General and administrative costs were higher primarily as a result of an increase in professional fees.

Acquisition costs in 2014 relate to the purchase of Quartermaster Plaza, located in Philadelphia, Pennsylvania. Acquisition costs in 2013 relate to the purchase of Big Y Shopping Center, located in Fairfield County, Connecticut.

Depreciation and amortization expenses were lower as a result of (1) accelerated depreciation of $6.7 million in 2013 relating to the redevelopment and lease up of vacant spaces which required the demolition of certain existing buildings resulting in accelerated depreciation expense, and (2) a reduction of $1.5 million in depreciation and amortization expense related to properties classified in 2014 as real estate held for sale as depreciation is no longer being recorded as the carrying values of these properties are now measured at the lower of depreciated cost or fair value, less cost to sell, offset by an increase of $2.5 million in depreciation and amortization expenses relating to properties acquired in 2014 and 2013.

Gain on sales in 2014 relates to the sales of properties treated as “held for sale/” subsequent to December 31, 2013. Gain on sales in 2013 relates to the sales of land parcels treated as “held for sale”.

Impairment charges/(reversals) in 2014 relate to the impairments of properties classified in 2014 as real estate held for sale. Impairment charges/(reversals) in 2013 relates to the $1.1 million partial cash recovery on a loan receivable previously written off, offset by $0.9 million of impairments relating to a property and land parcels.

Interest expense was lower primarily as a result of (1) by $1.7 million as a result of a lower weighted average interest rate, and (2) by $0.9 million as a result of a decrease in the overall outstanding principal balance of debt.

Early extinguishment of debt costs in 2014 and 2013 relates to defeasement fees and the accelerated write-off of unamortized fees associated with the prepayment of certain mortgage loans payable.

Discontinued operations for 2014 and 2013 include the results of operations, impairment reversals/(charges), net, gain on extinguishment of debt obligations, and gain on sales attributable to properties that qualified for treatment as discontinued operations.

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

	Years ended December 31,
	2015	2014
Consolidated operating income	$49,993,000	$50,737,000
Add (deduct):
General and administrative	15,004,000	14,356,000
Acquisition costs	1,238,000	2,870,000
Gain on sales	—	(6,413,000)
Impairment (reversals) / charges	(212,000)	3,148,000
Depreciation and amortization	38,594,000	38,700,000
Corporate costs included in property expenses charges to all properties	4,621,000	4,660,000
Straight-line rents	(506,000)	(761,000)
Amortization of intangible lease liabilities	(3,125,000)	(4,322,000)
Internal management fees charged to same center properties	(3,554,000)	(3,499,000)
Other adjustments	147,000	309,000

Consolidated NOI	102,200,000	99,785,000

Less NOI related to properties not defined as same-property	(20,575,000)	(19,706,000)

Same-property NOI	$81,625,000	$80,079,000

Number of same properties	52	52
Same-property occupancy, end of period	91.4%	93.5%
Same-property leased, end of period	92.6%	93.9%
Same-property average base rent, end of period	$13.24	$12.89

Same-property NOI for the comparative periods increased by 1.9%. The results reflect an increase in average base rent of $0.35 per square foot, partially offset by a reduction in occupancy of 210 basis points (“bps”).

Leasing Activity

The following is a summary of the Company’s leasing activity during 2015:

	Leases signed	GLA	New rent per sq.ft. ($)	Prior rent per sq.ft. ($)	Cash basis % change	Tenant improvements per sq.ft. ($) (a)
Renewals	97	801,300	12.51	11.40	9.7%	0.00
New Leases - Comparable	33	162,200	13.71	12.61	8.7%	23.70
New Leases - Non-Comparable	10	100,700	12.36	n/a	n/a	15.54

Total (b)	140	1,064,200	12.67	n/a	n/a	5.38

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Legal fees and leasing commissions averaged a combined total of $2.34 per square foot.

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

The Company has a $310 million unsecured credit facility which, as amended on February 5, 2015, consists of (1) a $260 million revolving credit facility, expiring on February 5, 2019, and (2) a $50 million term loan, expiring on February 5, 2020. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (135 bps at December 31, 2015) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at December 31, 2015), each based on the Company’s leverage ratio. As of December 31 2015, the Company had $182.0 million available for additional borrowings under the revolving credit facility.

On February 5, 2015, the Company closed $100 million of new unsecured term loans comprised of a five-year $50 million term loan maturing February 5, 2020 (all of which was borrowed at closing), and a seven-year $50 million term loan maturing February 5, 2022 (all of which was borrowed on June 26, 2015). Interest on borrowings under the five-year $50 million term loan can range from LIBOR plus 130 to 190 bps (130 bps at December 31, 2015) and interest on borrowings under the seven-year $50 million term loan can range from LIBOR plus 155 bps to 215 bps (155 bps at December 31, 2015), each based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans beginning on July 1, 2015 through their maturities. Based on the Company’s leverage ratio as of December 31, 2015, the effective fixed interest rates are 2.8% for the five-year $50 million term loan and 3.3% for the seven-year $50 million term loan.

The Company has $150 million of unsecured term loans comprised of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. Interest on borrowings under the five-year $75 million term loan can range from LIBOR plus 130 bps to 190 bps (130 bps at December 31, 2015) and interest on borrowings under the seven-year $75 million term loan can range from LIBOR plus 170 bps to 230 bps (170 bps at December 31, 2015), each based on the Company’s leverage ratio. Additionally, the Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans through their maturities. Based on the Company’s leverage ratio as of December 31, 2015, the effective fixed interest rates are 2.9% for the five-year $75 million term loan and 4.0% for the seven-year $75 million term loan, respectively.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreement. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facility could result in the acceleration of the related debt. As of December 31, 2015, the Company is in compliance with all financial covenants.

Debt is comprised of the following at December 31, 2015:

		Interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages	$299,022,000	5.0%	3.1% - 7.5%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	78,000,000	1.7%
Term loan	50,000,000	1.7%
Fixed-rate:
Term loan	75,000,000	2.9%
Term loan	50,000,000	2.8%
Term loan	75,000,000	4.0%
Term loan	50,000,000	3.3%

	$677,022,000	3.7%

The following table details the Company’s debt maturities at December 31, 2015:

	Secured Debt		Unsecured Debt
	Scheduled	Balloon	Revolving		Term
Year	Amortization	Payments	Credit Facility		Loans	Total
2016	$5,068,000	$124,216,000	$—		$—	$129,284,000
2017	3,082,000	60,478,000	—		—	63,560,000
2018	2,814,000	18,007,000	—		—	20,821,000
2019	2,725,000	—	78,000,000	(a)	75,000,000	155,725,000
2020	2,696,000	8,849,000	—		100,000,000	111,545,000
2021	1,988,000	22,367,000	—		75,000,000	99,355,000
2022	1,616,000	40,148,000	—		50,000,000	91,764,000
Thereafter	4,496,000	472,000	—		—	4,968,000

	$24,485,000	$274,537,000	$78,000,000		$300,000,000	$677,022,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

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

The Company had at-the-market offering programs, which expired on May 29, 2015, under which it could offer and sell, from time-to-time, shares of its common and preferred stock. During 2015, there were no shares sold under these programs.

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

Contractual obligations and commercial commitments

The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at December 31, 2015

	Maturity Date
	2016	2017	2018	2019	2020	Thereafter	Total
Debt:
Mortgage loans payable	$129,284,000	$63,560,000	$20,821,000	$2,725,000	$11,545,000	$71,087,000	$299,022,000
Unsecured revolving credit facility (a)	—	—	—	78,000,000	—	—	78,000,000
Unsecured term loans	—	—	—	75,000,000	100,000,000	125,000,000	300,000,000
Interest payments (b)	24,483,000	16,013,000	14,872,000	11,469,000	8,828,000	7,609,000	83,274,000
Operating lease obligations	1,562,000	1,029,000	878,000	892,000	461,000	13,429,000	18,251,000

Total	$155,329,000	$80,602,000	$36,571,000	$168,086,000	$120,834,000	$217,125,000	$778,547,000

(a)	Subject to a one-year extension option.
(b)	Represents interest payments expected to be incurred on the Company’s debt obligations as of December 31, 2015, including interest that may subsequently be capitalized. For variable-rate debt, the rate in effect at December 31, 2015 is assumed to remain in effect until the maturities of the respective obligations.

In addition, the Company has outstanding construction commitments totaling approximately $1.1 million at December 31, 2015.

Net Cash Flows

	2015	2014	2013
Cash flows provided by (used in):
Operating activities	$59,136,000	$50,885,000	$49,494,000
Investing activities	$(47,876,000)	$49,116,000	$(15,072,000)
Financing activities	$(12,676,000)	$(100,475,000)	$(37,971,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $62.6 million, $57.3 million and $53.2 million for 2015, 2014 and 2013, respectively. The approximately $5.3 million increase between 2015 and 2014 was primarily attributable to a reduction in interest expense of $4.8 million. The approximately $4.1 million increase between 2014 and 2013 was primarily attributable to a reduction in interest expense of $3.8 million.

Investing Activities

Net cash flows (used in) provided by investing activities were primarily the result of the Company’s property disposition activities, property acquisitions and expenditures for property improvements. During 2015, the Company acquired shopping centers for $43.0 million, and incurred expenditures of $12.7 million for property improvements, offset by $5.9 million in proceeds received from the sales of properties classified as held for sale, and received $1.9 million in construction escrows and other. During 2014, the Company received $102.1 million in proceeds from sales of properties classified as held for sale and received $2.1 million in construction escrows and other, offset by the purchase of a shopping center for $38.9 million, and expenditures of $16.3 million for property improvements. During 2013, the Company purchased a shopping center for $32.8 million, had expenditures of $20.3 million for property improvements, offset by $34.7 million in proceeds from sales of properties classified as held for sale, and received $2.2 million in construction escrows and other, and a $1.1 million repayment of a note receivable.

Financing Activities

During 2015, the Company made $114.8 million of repayments of mortgage obligations, $31.4 million of preferred and common stock distributions, $11.2 million for the purchase of a joint venture minority interests share, and $2.9 million of payments for debt financing costs, which was offset by borrowings of $100.0 million under its new term loans, proceeds, net of issuance expenses, of $41.7 million in sales of its common stock, and $6.0 million of net borrowings under the revolving credit facility. During 2014, the Company made $177.1 million of repayments of mortgage loans payable, $81.5 million of net repayments under the revolving credit facility, $30.2 million of preferred and common stock distributions, $1.3 million in payments of debt financing costs, $1.0 million of distributions to consolidated joint venture minority interests and limited partners, and a $0.4 million payment for the redemption of OP Units, offset by borrowings of $150.0 million under new term loans, and proceeds, net of issuance expenses, of $41.2 million from the sale of common stock. During 2013, the Company made $77.1 million of repayments of mortgage loans payable, a $75.0 million repayment of a term loan, $35.0 million for the redemption of the 8.875% Series A Cumulative Redeemable Preferred Stock, $28.9 million of preferred and common stock distributions, $1.9 million in payments of debt financing costs, a $1.6 million payment for the purchase of the remaining minority interest in a consolidated joint venture,

$0.7 million of distributions to consolidated joint venture minority interests and limited partners, and a $0.2 million payment for the redemption of OP Units, offset by $72.5 million of net advances under the revolving credit facility, $59.8 million of proceeds, net of issuance expenses, from the sale of shares of its 7.25% Series B Cumulative Redeemable Preferred Stock, and a $50.0 million advance under a term loan.

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

The Company also considers Operating Funds From Operations (“Operating FFO”) to be an additional meaningful financial measure of financial performance because it excludes items the Company does not believe are indicative of its core operating performance, such as acquisition costs, employee termination costs, amounts relating to early extinguishment of debt and preferred stock redemption costs. The Company believes Operating FFO further assists in comparing the Company’s performance across reporting periods on a consistent basis by excluding such items.

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

A reconciliation of net income (loss) attributable to common shareholders to FFO and Operating FFO for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Years ended December 31,
	2015	2014	2013
Net income (loss) attributable to common shareholders	$7,738,000	$14,573,000	$(1,131,000)
Real estate depreciation and amortization	38,354,000	38,365,000	45,280,000
Limited partners’ interest	28,000	80,000	1,000
Impairment (reversals) / charges	(365,000)	3,101,000	2,877,000
Gain on sales	—	(14,376,000)	(609,000)
Consolidated minority interests:
Share of loss	(393,000)	(370,000)	(247,000)
Share of FFO	(258,000)	(1,100,000)	(1,303,000)

FFO applicable to diluted common shares	45,104,000	40,273,000	44,868,000
Early extinguishment of debt costs	105,000	825,000	543,000
Acquisition costs	1,238,000	2,870,000	182,000
Gain on extinguishment of debt obligations	—	(1,423,000)	(10,452,000)
Employee termination costs	—	—	106,000
Preferred stock redemption costs	—	—	1,166,000

Operating FFO applicable to diluted common shares	$46,447,000	$42,545,000	$36,413,000

FFO per diluted common share	$0.53	$0.51	$0.62

Operating FFO per diluted common share	$0.54	$0.54	$0.50

Weighted average number of diluted common shares:
Common shares	84,850,000	78,985,000	72,204,000
OP Units	378,000	433,000	297,000

	85,228,000	79,418,000	72,501,000

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At December 31, 2015, the Company had $3,945,000 included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans. Based on the Company’s leverage ratio at December 31, 2015, the following table details the unsecured term loans which are subject to interest rate swap agreements:

	Effective	Maturity	Effective fixed
Amount	date	date	interest rate
$ 75,000,000	July 2014	February 2019	2.9%
$ 75,000,000	July 2014	February 2021	4.0%
$ 50,000,000	July 2015	February 2020	2.8%
$ 50,000,000	July 2015	February 2022	3.3%

At December 31, 2015, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. The average interest rate on the $549.0 million of fixed-rate debt outstanding was 4.2%, with maturities at various dates through 2029. The average interest rate on the $128.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 1.7%. With respect to the $128.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.3 million per annum.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Realty Trust, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cedar Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 19, 2016

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
Real estate:
Land	$323,859,000	$312,868,000
Buildings and improvements	1,226,168,000	1,163,305,000

	1,550,027,000	1,476,173,000
Less accumulated depreciation	(300,832,000)	(267,211,000)

Real estate, net	1,249,195,000	1,208,962,000

Real estate held for sale	14,402,000	16,508,000
Cash and cash equivalents	2,083,000	3,499,000
Restricted cash	5,592,000	7,859,000
Receivables	17,912,000	18,405,000
Other assets and deferred charges, net	32,398,000	31,546,000

TOTAL ASSETS	$1,321,582,000	$1,286,779,000

LIABILITIES AND EQUITY
Mortgage loans payable	$299,022,000	$393,388,000
Unsecured revolving credit facility	78,000,000	72,000,000
Unsecured term loans	300,000,000	200,000,000
Accounts payable and accrued liabilities	23,831,000	22,364,000
Unamortized intangible lease liabilities	23,187,000	23,776,000

Total liabilities	724,040,000	711,528,000

Noncontrolling interest - limited partners’ mezzanine OP Units	—	396,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized): Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 85,049,000 and 79,213,000 shares, issued and outstanding, respectively)	5,103,000	4,753,000
Treasury stock (3,182,000 and 3,344,000 shares, respectively, at cost)	(17,284,000)	(18,803,000)
Additional paid-in capital	825,979,000	791,174,000
Cumulative distributions in excess of net income	(404,350,000)	(395,087,000)
Accumulated other comprehensive loss	(4,059,000)	(3,146,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	596,050,000	569,552,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	(970,000)	2,872,000
Limited partners’ OP Units	2,462,000	2,431,000

Total noncontrolling interests	1,492,000	5,303,000

Total equity	597,542,000	574,855,000

TOTAL LIABILITIES AND EQUITY	$1,321,582,000	$1,286,779,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2015	2014	2013
REVENUES
Rents	$116,739,000	$116,505,000	$110,353,000
Expense recoveries	31,834,000	31,392,000	28,691,000
Other	634,000	287,000	554,000

Total revenues	149,207,000	148,184,000	139,598,000

EXPENSES
Operating, maintenance and management	25,401,000	26,604,000	24,418,000
Real estate and other property-related taxes	19,189,000	18,182,000	17,901,000
General and administrative	15,004,000	14,356,000	13,980,000
Employee termination costs	—	—	106,000
Acquisition costs	1,238,000	2,870,000	182,000
Depreciation and amortization	38,594,000	38,700,000	44,405,000

Total expenses	99,426,000	100,712,000	100,992,000

OTHER
Gain on sales	—	6,413,000	609,000
Impairment reversals / (charges)	212,000	(3,148,000)	172,000

Total other	212,000	3,265,000	781,000

OPERATING INCOME	49,993,000	50,737,000	39,387,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(28,272,000)	(32,301,000)	(34,762,000)
Early extinguishment of debt costs	(105,000)	(825,000)	(106,000)

Total non-operating income and expense	(28,377,000)	(33,126,000)	(34,868,000)

INCOME FROM CONTINUING OPERATIONS	21,616,000	17,611,000	4,519,000

DISCONTINUED OPERATIONS
Income from operations	12,000	1,647,000	2,280,000
Impairment reversals / (charges)	153,000	47,000	(3,049,000)
Gain on extinguishment of debt obligations	—	1,423,000	10,452,000
Gain on sales	—	7,963,000	—

Total income from discontinued operations	165,000	11,080,000	9,683,000

NET INCOME	21,781,000	28,691,000	14,202,000

Net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	393,000	370,000	247,000
Limited partners’ interest in Operating Partnership	(28,000)	(80,000)	(1,000)

Total net loss attributable to noncontrolling interests	365,000	290,000	246,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	22,146,000	28,981,000	14,448,000

Preferred stock dividends	(14,408,000)	(14,408,000)	(14,413,000)
Preferred stock redemption costs	—	—	(1,166,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$7,738,000	$14,573,000	$(1,131,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$0.09	$0.04	$(0.17)
Discontinued operations	0.00	0.14	0.14

	$0.09	$0.18	$(0.03)

Weighted average number of common shares - basic and diluted	81,356,000	75,311,000	68,381,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2015	2014	2013
Net income	$21,781,000	$28,691,000	$14,202,000

Other comprehensive income - unrealized (loss) gain on change in fair value of cash flow hedges:	(918,000)	(1,858,000)	1,260,000

Comprehensive income	20,863,000	26,833,000	15,462,000

Comprehensive loss attributable to noncontrolling interests	370,000	305,000	243,000

Comprehensive income attributable to Cedar Realty Trust, Inc.	$21,233,000	$27,138,000	$15,705,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2015, 2014 and 2013

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	(loss)	Total
BALANCE, DECEMBER 31, 2012	6,837,000	163,669,000	71,817,000	4,309,000	(21,702,000)	748,194,000	(378,254,000)	(2,560,000)	513,656,000
Net income (loss)	—	—	—	—	—	—	14,448,000	—	14,448,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,257,000	1,257,000
Share-based compensation, net	—	—	378,000	23,000	1,511,000	1,814,000	—	—	3,348,000
Net proceeds from sales of Series B shares	2,521,000	61,874,000	—	—	—	(2,025,000)	—	—	59,849,000
Redemption of Series A shares	(1,408,000)	(34,882,000)	—	—	—	1,056,000	(1,166,000)	—	(34,992,000)
Common stock sales and issuance expenses, net	—	—	2,000	—	—	(64,000)	—	—	(64,000)
Preferred stock dividends	—	—	—	—	—	—	(14,413,000)	—	(14,413,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(14,434,000)	—	(14,434,000)
Conversions of OP Units into common stock	—	—	3,000	—	—	24,000	—	—	24,000
Issuance of OP Units	—	—	—	—	—	—	—	—	—
Redemptions of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	(498,000)	—	—	(498,000)
Acquisition of noncontrolling interest	—	—	—	—	—	(504,000)	—	—	(504,000)
Disposition of noncontrolling interest	—	—	—	—	—	—	—	—	—

BALANCE, DECEMBER 31, 2013	7,950,000	$190,661,000	72,200,000	$4,332,000	$(20,191,000)	$747,997,000	$(393,819,000)	$(1,303,000)	$527,677,000
Net income (loss)	—	—	—	—	—	—	28,981,000	—	28,981,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(1,843,000)	(1,843,000)
Share-based compensation, net	—	—	60,000	4,000	1,388,000	1,947,000	—	—	3,339,000
Common stock sales and issuance expenses, net	—	—	6,902,000	414,000	—	40,749,000	—	—	41,163,000
Preferred stock dividends	—	—	—	—	—	—	(14,408,000)	—	(14,408,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(15,841,000)	—	(15,841,000)
Conversions of OP Units into common stock	—	—	51,000	3,000	—	368,000	—	—	371,000
Redemptions of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	113,000	—	—	113,000

BALANCE, DECEMBER 31, 2014	7,950,000	$190,661,000	79,213,000	$4,753,000	$(18,803,000)	$791,174,000	$(395,087,000)	$(3,146,000)	$569,552,000
Net income (loss)	—	—	—	—	—	—	22,146,000	—	22,146,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(913,000)	(913,000)
Share-based compensation, net	—	—	44,000	3,000	1,519,000	877,000	—	—	2,399,000
Common stock sales and issuance expenses, net	—	—	5,752,000	345,000	—	41,396,000	—	—	41,741,000
Preferred stock dividends	—	—	—	—	—	—	(14,408,000)	—	(14,408,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(17,001,000)	—	(17,001,000)
Conversions / Redemption of OP Units	—	—	40,000	2,000	—	280,000	—	—	282,000
Reclassification of mezzanine OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	19,000	—	—	19,000
Acquisition of noncontrolling interest	—	—	—	—	—	(7,767,000)	—	—	(7,767,000)

BALANCE, DECEMBER 31, 2015	7,950,000	$190,661,000	85,049,000	$5,103,000	$(17,284,000)	$825,979,000	$(404,350,000)	$(4,059,000)	$596,050,000

	Noncontrolling Interests
	Minority interests in consolidated joint ventures	Limited partners’ OP Units	Total	Total equity
BALANCE, DECEMBER 31, 2012	6,081,000	1,390,000	7,471,000	521,127,000
Net income (loss)	(247,000)	3,000	(244,000)	14,204,000
Unrealized gain on change in fair value of cash flow hedges	—	3,000	3,000	1,260,000
Share-based compensation, net	—	—	—	3,348,000
Net proceeds from sales of Series B shares	—	—	—	59,849,000
Redemption of Series A shares	—	—	—	(34,992,000)
Common stock sales and issuance expenses, net	—	—	—	(64,000)
Preferred stock dividends	—	—	—	(14,413,000)
Distributions to common shareholders/noncontrolling interests	(665,000)	(38,000)	(703,000)	(15,137,000)
Conversions of OP Units into common stock	—	(24,000)	(24,000)	—
Issuance of OP Units	—	1,500,000	1,500,000	1,500,000
Redemptions of OP Units	—	(10,000)	(10,000)	(10,000)
Reallocation adjustment of limited partners’ interest	—	531,000	531,000	33,000
Acquisition of noncontrolling interest	(1,048,000)	—	(1,048,000)	(1,552,000)
Disposition of noncontrolling interest	81,000	—	81,000	81,000

BALANCE, DECEMBER 31, 2013	4,202,000	3,355,000	7,557,000	535,234,000
Net income (loss)	(370,000)	69,000	(301,000)	28,680,000
Unrealized gain on change in fair value of cash flow hedges	—	(13,000)	(13,000)	(1,856,000)
Share-based compensation, net	—	—	—	3,339,000
Common stock sales and issuance expenses, net	—	—	—	41,163,000
Preferred stock dividends	—	—	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	(960,000)	(74,000)	(1,034,000)	(16,875,000)
Conversions of OP Units into common stock	—	(371,000)	(371,000)	—
Redemptions of OP Units	—	(437,000)	(437,000)	(437,000)
Reallocation adjustment of limited partners’ interest	—	(98,000)	(98,000)	15,000

BALANCE, DECEMBER 31, 2014	$2,872,000	$2,431,000	$5,303,000	$574,855,000
Net income (loss)	(393,000)	28,000	(365,000)	21,781,000
Unrealized gain on change in fair value of cash flow hedges	—	(5,000)	(5,000)	(918,000)
Share-based compensation, net	—	—	—	2,399,000
Common stock sales and issuance expenses, net	—	—	—	41,741,000
Preferred stock dividends	—	—	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	(76,000)	(76,000)	(17,077,000)
Conversions/Redemption of OP Units	—	(289,000)	(289,000)	(7,000)
Reclassification of mezzanine OP Units	—	385,000	385,000	385,000
Reallocation adjustment of limited partners’ interest	—	(12,000)	(12,000)	7,000
Acquisition of noncontrolling interest	(3,449,000)	—	(3,449,000)	(11,216,000)

BALANCE, DECEMBER 31, 2015	$(970,000)	$2,462,000	$1,492,000	$597,542,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES
Net income	$21,781,000	$28,691,000	$14,202,000
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment (reversals) / charges	(365,000)	3,101,000	2,877,000
Gain on extinguishment of debt obligations	—	(1,423,000)	(10,452,000)
Gain on sales	—	(14,376,000)	(609,000)
Straight-line rents	(506,000)	(761,000)	(1,481,000)
Provision for doubtful accounts	1,463,000	1,985,000	1,572,000
Depreciation and amortization	38,594,000	38,700,000	45,663,000
Amortization of intangible lease liabilities	(3,125,000)	(4,322,000)	(4,446,000)
Expense relating to share-based compensation, net	3,168,000	3,531,000	3,701,000
Amortization (including accelerated write-off) of deferred financing costs	1,611,000	2,158,000	2,162,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(1,346,000)	(2,989,000)	(1,606,000)
Prepaid expenses and other	(1,929,000)	(2,460,000)	(2,696,000)
Accounts payable and accrued liabilities	(210,000)	(950,000)	607,000

Net cash provided by operating activities	59,136,000	50,885,000	49,494,000

INVESTING ACTIVITIES
Acquisition of real estate	(42,991,000)	(38,861,000)	(32,818,000)
Expenditures for real estate improvements	(12,698,000)	(16,254,000)	(20,288,000)
Net proceeds from sales of real estate	5,891,000	102,124,000	34,713,000
Repayment of note receivable		—	1,100,000
Construction escrows and other	1,922,000	2,107,000	2,221,000

Net cash (used in) provided by investing activities	(47,876,000)	49,116,000	(15,072,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(186,400,000)	(231,500,000)	(105,000,000)
Advances under revolving credit facility	192,400,000	150,000,000	177,500,000
Advances under term loans	100,000,000	150,000,000	50,000,000
Repayment under term loan	—	—	(75,000,000)
Mortgage repayments	(114,828,000)	(177,094,000)	(77,069,000)
Payments of debt financing costs	(2,879,000)	(1,312,000)	(1,893,000)
Noncontrolling interests:
Purchase of joint venture minority interests share	(11,216,000)	—	(1,552,000)
Distributions to consolidated joint venture minority interests	—	(960,000)	(665,000)
Distributions to limited partners	(78,000)	(86,000)	(52,000)
Redemptions of OP Units	(7,000)	(437,000)	(170,000)
Common stock sales less issuance expenses, net	41,741,000	41,163,000	(64,000)
Net proceeds from sales of preferred stock	—	—	59,849,000
Redemption of preferred stock	—	—	(34,992,000)
Preferred stock dividends	(14,408,000)	(14,408,000)	(14,429,000)
Distributions to common shareholders	(17,001,000)	(15,841,000)	(14,434,000)

Net cash (used in) financing activities	(12,676,000)	(100,475,000)	(37,971,000)

Net (decrease) in cash and cash equivalents	(1,416,000)	(474,000)	(3,549,000)
Cash and cash equivalents at beginning of period	3,499,000	3,973,000	7,522,000

Cash and cash equivalents at end of period	$2,083,000	$3,499,000	$3,973,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, DC to Boston corridor. At December 31, 2015, the Company owned and managed a portfolio of 60 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2015, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at December 31, 2015) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 352,000 OP Units outstanding at December 31, 2015 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

The Company has a 60%-owned joint venture originally formed to develop the project known as Crossroads II. This joint venture is consolidated as it is deemed to be a VIE and the Company is the primary beneficiary. The Company (1) guaranteed all related debt, (2) does not

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

require its partners to fund additional capital requirements, (3) has an economic interest greater than its voting proportion and (4) directs the management activities that significantly impact the performance of the joint venture. At December 31, 2015, this VIE owned real estate with a carrying value of $39.9 million and no mortgage loan payable.

With respect to its consolidated joint venture property at San Souci Plaza, the Company is the general partner and has a partnership interest of 40% at December 31, 2015. As the entity is not a VIE, and the Company is the sole general partner and exercises substantial operating control over the entity, the Company has determined that the entity should be consolidated.

On January 23, 2015, the Company acquired the New London Mall joint venture partner’s 60% ownership interest, giving the Company a 100% ownership interest in this property, which is located in New London, Connecticut (See Note 3 - “Real Estate”). Prior to the acquisition of the joint venture partner’s ownership interest, as the entity was not a VIE, and the Company was the sole general partner and exercised substantial operating control over the entity, the Company determined that the entity should be consolidated.

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

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years, with buildings being depreciated at the upper end of the range. Depreciation expense amounted to $35.0 million, $35.0 million and $41.1 million for 2015, 2014 and 2013, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

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

December 31, 2015

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

Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement. The Company believes these criteria were met for all real estate sold during 2015, 2014 and 2013.

Properties Held For Sale

The Company follows the guidance for reporting discontinued operations, whereby a disposal of an individual property or group of properties is required to be reported in “discontinued operations” only if the disposal represents a strategic shift that has, or will have, a major effect on

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

the Company’s operations and financial results. The results of operations for those properties not meeting such criteria are reported in “continuing operations” in the consolidated statements of operations. The provisions of the guidance were applied prospectively, i.e., for properties classified as “held for sale” subsequent to December 31, 2013. The results of operations for all properties classified as “held for sale” prior to the adoption of the guidance were reported as “discontinued operations” in the consolidated statements of operations.

The carrying values of the assets and liabilities of properties determined to be held for sale, principally the net book values of the real estate and the related mortgage loans payable expected to be assumed by the buyers, are reclassified as “held for sale” on the Company’s consolidated balance sheets at the time such determinations are made, on a prospective basis only. In addition, the Company anticipates that sales of all such properties remaining classified as “held for sale” at the balance sheet date will be concluded within one year from such date.

The Company conducts a continuing review of the values for all properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow analyses, if no contract amounts were as yet being negotiated (see Note 5 — “Fair Value Measurements”), or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

Cash and Cash Equivalents / Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days, and include cash at consolidated joint ventures of $0.2 million and $0.8 million at December 31, 2015 and 2014, respectively.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $4.4 million and $4.3 million at December 31, 2015 and 2014, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $1.4 million, $1.9 million and $1.8 million in 2015, 2014 and 2013, respectively.

Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of December 31, 2015, the Company was in compliance with all REIT

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

requirements.

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

Share-Based Compensation

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2012 Plan is 4.5 million (see Note 15 – “Share-Based Compensation”), and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 500,000. All grants issued pursuant to the 2012 Plan generally vest (1) at the end of designated time periods for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of all grants are being expensed on a straight-line basis over their respective vesting periods (irrespective of achievement of the performance-based grants) adjusted, as applicable, for forfeitures. For restricted share grants subject to graded vesting, the amounts expensed are at least equal to the measured expense of each vested tranche. Based on the terms of the 2012 Plan, those grants of restricted shares that are contributed to the Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2015	2014	2013
Supplemental disclosure of cash activities:
Cash paid for interest	$27,521,000	$32,275,000	$36,114,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	409,000	757,000	915,000
Conversions of OP Units into common stock	282,000	371,000	24,000
Issuance of OP Units in connection with a property acquisition	—	—	(1,500,000)
Mortgage loans payable assumed upon acquisition	(20,462,000)	(53,439,000)	—
Mortgage loans payable assumed by buyer	—	15,557,000	—
Deed-in-lieu of foreclosure of properties:
Real estate transferred	—	(6,238,000)	(4,724,000)
Mortgage loans payable and related obligations settled	—	7,661,000	13,878,000

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

after December 15, 2015, with early adoption being permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In September 2015, the FASB issued guidance which requires, if the initial accounting for a business combination is incomplete as of the end of the reporting period in which the acquisition occurs, that the acquirer record provisional amounts based on information available at the acquisition date. The acquirer would then adjust these amounts in the current period, as it obtains more information about facts and circumstances that existed as of the acquisition date. Under the prior guidance, the acquirer must revise comparative information on the income statements and balance sheets for any prior periods affected. The guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

Note 3. Real Estate

Real estate activity for 2015 and 2014 is comprised of the following:

	Years ended December 31,
	2015	2014
Cost
Balance, beginning of year	$1,476,173,000	$1,450,951,000
Properties held for sale	(4,599,000)	(81,223,000)
Properties acquired	65,313,000	91,241,000
Impairments	—	(6,000)
Improvements and betterments	13,140,000	15,210,000

Balance, end of the year	$1,550,027,000	$1,476,173,000

Accumulated depreciation
Balance, beginning of the year	$267,211,000	$251,605,000
Properties held for sale	(1,380,000)	(18,523,000)
Depreciation expense	35,001,000	34,129,000

Balance, end of the year	$300,832,000	$267,211,000

Net book value	$1,249,195,000	$1,208,962,000

At December 31, 2015, certain of the Company’s shopping center properties were pledged as collateral for mortgage loans payable. See Note 9 - “Mortgage Loans Payable and Credit Facilities”.

2015 Acquisitions

On January 23, 2015, the Company acquired the New London Mall joint venture partner’s 60% ownership interest, giving the Company a 100% ownership interest in this property, which is located in New London, Connecticut. The purchase price for the interest was $27.3 million,

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

consisting of $10.9 million in cash, and $16.4 million representing the 60% share of the in-place mortgage financing. As the property was previously controlled and consolidated by the Company, the acquisition of the 60% noncontrolling ownership interest was recorded as a capital transaction.

On February 27, 2015, the Company acquired Lawndale Plaza, located in Philadelphia, Pennsylvania. The purchase price for the property, which was unencumbered, was $25.2 million. The Company incurred costs of $0.5 million in connection with this acquisition.

On December 23, 2015, the Company acquired East River Park, located in Washington D.C. The purchase price for the property was $39.0 million, of which $20.5 million was funded from the assumption of a mortgage loan payable bearing interest at the rate of 3.9% per annum and maturing in September 2022. The Company incurred costs of $0.7 million in connection with this acquisition. In addition, the purchase price has been preliminarily allocated to real estate assets and liabilities assumed, as applicable, in accordance with accounting policies for business combinations, with such valuations to be finalized when valuation studies are complete.

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

Properties Held For Sale Subsequent to December 31, 2013

At December 31, 2015, Liberty Marketplace, located in Dubois, Pennsylvania was classified as real estate held for sale. On February 11, 2016, the Company sold the property for $15.0 million, which approximated its carrying value. In addition, during 2015 and 2014, the Company sold the properties listed below which did not meet the criteria set forth in the guidance for reporting discontinued operations that was adopted in 2014:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

		Date	Sales	Gain on
Property	Location	Sold	Price	Sale
2015
Kenley Village	Hagerstown, MD	5/28/2015	$2,275,000	$—
Circle Plaza	Shamoking Dam, PA	7/22/2015	1,800,000	—

			$4,075,000	$—

2014
Fairview Plaza	New Cumberland, PA	5/27/2014	$12,450,000	$3,810,000
Carbondale Plaza	Carbondale, PA	7/18/2014	10,700,000	123,000
Virginia Little Creek	Norfolk, VA	8/22/2014	9,850,000	2,209,000
Annie Land Plaza	Lovingston, VA	9/26/2014	3,500,000	—
Smithfield Plaza	Smithfield, VA	10/21/2014	12,350,000	—
St. James Square	Hagerstown, MA	11/5/2014	4,125,000	271,000

			$52,975,000	$6,413,000

The Company recorded reversals of impairments of $0.2 million in 2015, in addition to impairment charges of $3.4 million in 2014, relating to these properties, which are included in continuing operations in the accompanying consolidated statements of operations.

Land Parcels

During 2014 and 2013, the Company sold the following land parcels:

		Date	Sales	Gain on
Property	Location	Sold	Price	Sale
2014
Blue Mountain Commons land parcel	Harrisburg, PA	10/22/2014	$350,000	$—

2013
Huntingdon Plaza land parcel	Huntingdon, PA	3/29/2013	$390,000	$266,000
Upland Square land parcel	Pottstown, PA	11/8/2013	1,700,000	215,000
Oregon Pike land parcel	Lancaster, PA	12/23/2013	1,451,000	—

			$3,541,000	$481,000

The Company recorded reversals of impairments of $0.3 million in 2014, in addition to impairment charges of $0.9 million in 2013, respectively, relating to land parcels, which are included in continuing operations in the accompanying consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

Note 4 –Discontinued Operations

The following is a summary of the components of income from discontinued operations applicable to properties classified as such prior to the adoption in 2014 of guidance for reporting discontinued operations:

	Years ended December 31,
	2015	2014	2013
REVENUES
Rents	$38,000	$2,698,000	$9,963,000
Expense recoveries and other	1,000	918,000	2,754,000

Total revenues	39,000	3,616,000	12,717,000

EXPENSES
Operating, maintenance and management	20,000	783,000	3,655,000
Real estate and other property-related taxes	7,000	555,000	2,632,000
Depreciation and amortization	—	—	1,258,000
Interest	—	631,000	2,455,000
Early extinguishment of debt costs		—	437,000

Total expenses	27,000	1,969,000	10,437,000

Income from operations	12,000	1,647,000	2,280,000

Impairment reversals / (charges)	153,000	47,000	(3,049,000)

Gain on extinguishment of debt obligations	—	1,423,000	10,452,000

Gain on sales	—	7,963,000	—

Total income from discontinued operations	$165,000	$11,080,000	$9,683,000

2015 Transaction

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

December 31, 2015

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

December 31, 2015

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

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2015 and December 31, 2014, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were approximately $308.1 million and $410.8 million, respectively; the carrying values of such loans were $299.0 million and $393.4 million, respectively. As of December 31, 2015 and December 31, 2014, respectively, the aggregate fair values of the Company’s variable-rate unsecured revolving credit facility and term loan approximated their carrying values.

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2015, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, respectively:

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred compensation liabilities (a)	$539,000	$—	$—	$539,000

Share-based compensation liabilities (b)	$529,000	$—	$—	$529,000

Interest rate swaps liability (b)	$—	$3,945,000	$—	$3,945,000

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred compensation liabilities (a)	$492,000	$—	$—	$492,000

Share-based compensation liabilities (b)	$487,000	$—	$—	$487,000

Interest rate swaps liability (b)	$—	$2,777,000	$—	$2,777,000

(a)	Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

The following tables show the hierarchy for those assets measured at fair value on a non-recurring basis as of December 31, 2015 and December 31, 2014, respectively:

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$14,402,000	$—	$14,402,000

	December 31, 2014
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$3,424,000	$13,084,000	$16,508,000

The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of December 31, 2014:

December 31, 2014
		Valuation	Unobservable
Description	Fair value	Technique	inputs	Rate
Retail property	$13,084,000	Discounted cash flow	Capitalization rate	8.3%

			Discount rate	9.6%

Note 6. Concentration of Credit Risk

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

Excluding properties held for sale, Giant Food Stores, LLC and Stop & Shop, Inc., each of which is owned by Ahold N.V., a Netherlands corporation, accounted for an aggregate of approximately 12%, 14% and 15% of the Company’s total revenues during 2015, 2014 and 2013, respectively.

The Company’s properties are located largely in the region straddling the Washington DC to Boston corridor, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 27 of the Company’s properties are located in Pennsylvania).

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

Note 7. Receivables

Receivables at December 31, 2015 and 2014 are comprised of the following:

	December 31,
	2015	2014
Rents and other receivables, net	$2,439,000	$3,479,000
Straight-line rents	15,473,000	14,926,000

	$17,912,000	$18,405,000

During 2012, a $4.1 million loan receivable collateralized by a mortgage on a development parcel went into default. The Company concluded that the loan was unlikely to be paid and wrote off the loan and accrued interest, resulting in an impairment charge during 2012. Subsequently, in March 2013, the borrowers sold the development land parcel for approximately $1.1 million and, simultaneously, the Company accepted $1.1 million in full satisfaction of the loan. As a result, the Company recorded an impairment reversal of $1.1 million during 2013, which is included in continuing operations in the accompanying consolidated statements of operations.

Note 8. Other Assets and Deferred Charges, Net

Other assets and deferred charges, net at December 31, 2015 and 2014 are comprised of the following:

	December 31,
	2015	2014
Lease origination costs (a)	$18,394,000	$18,180,000
Financing costs	5,490,000	4,256,000
Prepaid expenses	6,104,000	6,689,000
Leasehold improvements, furniture and fixtures	532,000	761,000
Investments related to share-based compensation	539,000	492,000
Other	1,339,000	1,168,000

Total other assets and deferred charges, net	$32,398,000	$31,546,000

(a)	Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $8.0 million (cost of $21.3 million and accumulated amortization of $13.3 million) and $8.4 million (cost of $20.7 million and accumulated amortization of $12.3 million) for the years ended December 31, 2015 and 2014, respectively.

Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $5.2 million, $5.6 million and $5.2 million for 2015, 2014 and 2013, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs are net of accumulated amortization of $25.6 million and $6.9 million,

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

respectively, and will be charged to future operations as follows (lease origination costs through 2080, and financing costs through 2029):

	Lease
	origination	Financing
	costs	costs
2016	$3,081,000	$1,555,000
2017	2,513,000	1,422,000
2018	2,146,000	1,401,000
2019	1,834,000	580,000
2020	1,342,000	292,000
Thereafter	7,478,000	240,000

	$18,394,000	$5,490,000

Note 9. Mortgage Loans Payable and Unsecured Credit Facilities

Debt is comprised of the following at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
		Interest rates			Interest rates
	Balance	Weighted		Balance	Weighted
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages	$299,022,000	5.0%	3.1% - 7.5%	$393,388,000	5.4%	3.1% - 7.5%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	78,000,000	1.7%		72,000,000	1.9%
Term loan	50,000,000	1.7%		50,000,000	1.9%
Fixed-rate:
Term loan	75,000,000	2.9%		75,000,000	3.2%
Term loan	50,000,000	2.8%		—	—
Term loan	75,000,000	4.0%		75,000,000	4.1%
Term loan	50,000,000	3.3%		—	—

	$677,022,000	3.7%		$665,388,000	4.3%

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

Mortgage Loans Payable

Mortgage loan activity for 2015 and 2014 is summarized as follows:

	Years ended December 31,
	2015	2014
Balance, beginning of year	$393,388,000	$516,292,000
Mortgages on properties held for sale	—	(15,249,000)
Mortgage loan assumptions	20,462,000	53,439,000
Repayments	(114,828,000)	(161,094,000)

Balance, end of the year	$299,022,000	$393,388,000

During 2015 and 2014, the Company repaid the following mortgage loans payable:

		Principal Payoff
Property	Repayment Date	Amount
2015
New London Mall	February 1, 2015	$27,365,000
Oak Ridge Shopping Center	March 11, 2015	$3,155,000
Pine Grove Plaza	June 1, 2015	$5,139,000
Quartermaster Plaza	July 1, 2015	$41,327,000
Groton Shopping Center	July 1, 2015	$10,953,000
Jordan Lane	August 2, 2015	$11,682,000
Southington Center	August 2, 2015	$5,129,000
Oakland Mills	September 1, 2015	$4,385,000

2014
Virginia Little Creek	February 3, 2014	$295,000
Upland Square	February 11, 2014	$57,839,000
Kings Plaza	April 1, 2014	$7,188,000
Coliseum Marketplace	April 1, 2014	$11,045,000
Liberty Marketplace	April 1, 2014	$8,171,000
Trexler Mall	May 11, 2014	$19,479,000
Yorktowne Plaza	June 2, 2014	$18,726,000
Quartermaster Plaza	June 5, 2014	$11,217,000
Fieldstone Marketplace	July 11, 2014	$16,878,000
Mechanicsburg Center	August 1, 2014	$8,215,000
Smithfield Plaza	October 21, 2014	$6,616,000
Elmhurst Square	December 11, 2014	$3,638,000

During 2015 and 2014, in connection with these repayments, the Company incurred charges relating to early extinguishment of mortgage loans payable (prepayment penalties and

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

accelerated amortization of deferred financing costs) of $105,000 and $825,000, respectively, included in continuing operations.

Unsecured Revolving Credit Facility and Term Loans

The Company has a $310 million unsecured credit facility which, as amended on February 5, 2015, consists of (1) a $260 million revolving credit facility, expiring on February 5, 2019, and (2) a $50 million term loan, expiring on February 5, 2020. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 basis points (“bps”) to 195 bps (135 bps at December 31, 2015) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at December 31, 2015), each based on the Company’s leverage ratio. As of December 31, 2015, the Company had $182.0 million available for additional borrowings under the revolving credit facility.

The Company has $150 million of unsecured term loans comprised of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. Interest on borrowings under the five-year $75 million term loan can range from LIBOR plus 130 bps to 190 bps (130 bps at December 31, 2015) and interest on borrowings under the seven-year $75 million term loan can range from LIBOR plus 170 bps to 230 bps (170 bps at December 31, 2015), each based on the Company’s leverage ratio. Additionally, the Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans through their maturities. Based on the Company’s leverage ratio as of December 31, 2015, the effective fixed interest rates are 2.9% for the five-year $75 million term loan and 4.0% for the seven-year $75 million term loan, respectively.

On February 5, 2015, the Company closed $100 million of new unsecured term loans comprised of a five-year $50 million term loan maturing February 5, 2020 (all of which was borrowed at closing), and a seven-year $50 million term loan maturing February 5, 2022 (all of which was borrowed on June 26, 2015). Interest on borrowings under the five-year $50 million term loan can range from LIBOR plus 130 to 190 bps (130 bps at December 31, 2015) and interest on borrowings under the seven-year $50 million term loan can range from LIBOR plus 155 bps to 215 bps (155 bps at December 31, 2015), each based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans beginning on July 1, 2015 through their maturities. Based on the Company’s leverage ratio as of December 31, 2015, the effective fixed interest rates are 2.8% for the five-year $50 million term loan and 3.3% for the seven-year $50 million term loan.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

acceleration of the related debt. As of December 31, 2015 the Company is in compliance with all financial covenants.

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable, unsecured term loans, and the unsecured credit facility at December 31, 2015, due on various dates from 2016 to 2029, are as follows:

2016	$129,284,000
2017	63,560,000
2018	20,821,000
2019	155,725,000	(a)
2020	111,545,000
Thereafter	196,087,000

	$677,022,000

(a)	Includes $78.0 million applicable to the unsecured revolving credit facility, subject to a one-year extension option.

Derivative Financial Instruments

At December 31, 2015, the Company had $3,945,000 included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $3.2 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

The following is a summary of the derivative financial instruments held by the Company at December 31, 2015 and December 31, 2014:

December 31, 2015
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	value	dates	location
Qualifying	Interest rate swaps	4	$250,000,000	$3,945,000	2019 - 2022	Accounts payable and accrued liabilities

December 31, 2014
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	value	dates	location
Qualifying	Interest rate swaps	2	$150,000,000	$2,777,000	2019 and 2021	Accounts payable and accrued liabilities

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity 2015, 2014 and 2013, respectively:

		(Loss) gain recognized in other
		comprehensive income
		(effective portion)
Designation/		Years ended December 31,
Cash flow	Derivative	2015	2014	2013
Qualifying	Interest rate swaps	$(4,539,000)	$(3,650,000)	$202,000

	(Gain) loss recognized in other
	comprehensive income
	reclassified into earnings (effective portion)
	Years ended December 31,
Classification	2015	2014	2013
Continuing Operations	$3,621,000	$1,663,000	$749,000
Discontinued Operations	$—	$129,000	$309,000

As of December 31, 2015, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of December 31, 2015, if a counterparty were to default, the Company would receive a net interest benefit.

Note 10. Intangible Lease Asset/Liability

Unamortized intangible lease liabilities that relate to below-market leases amounted to $23.2 million and $23.8 million at December 31, 2015 and December 31, 2014, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.6 million and $0.1 million at December 31, 2015 and December 31, 2014, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

The unamortized balance of intangible lease liabilities at December 31, 2015 is net of accumulated amortization of $40.7 million, and will be credited to future operations through 2080 as follows:

2016	$2,921,000
2017	2,667,000
2018	2,538,000
2019	2,254,000
2020	1,703,000
Thereafter	11,104,000

$23,187,000

Note 11. Commitments and Contingencies

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

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York. The terms of the lease, which will expire in February 2020, provide for future minimum rents as follows: 2016 - $476,000, 2017 - $489,000, 2018 - $503,000, 2019 - $517,000 and 2020 - $86,000. In addition, several of the Company’s properties and portions of several others are owned subject to operating leases which provide for annual payments subject, in certain cases, to cost-of-living, as follows: 2016 - $1.1 million, 2017 - $0.5 million, 2018 - $0.4 million, 2019 - $0.4 million, 2020 - $0.4 million, and thereafter - $13.4 million.

Rent expense was $1.5 million, $1.3 million and $1.4 million for 2015, 2014 and 2013, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

Note 12. Shareholders’ Equity

Preferred Stock

The Company’s 7.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) has a liquidation preference of $25.00 per share, has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option beginning May 22, 2017 at a price of $25.00 per share plus accrued and unpaid distributions. In addition, the Company had an at-the-market equity program, which expired on May 29, 2015, under which the Company could offer and sell, from time-to-time, shares of its Series B Preferred Stock. There were no transactions during 2015 and 2014 under this program.

Common Stock

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

The Company had an at-the-market offering program, which expired on May 29, 2015, under which it could offer and sell, from time-to-time, shares of its common stock. Prior to the expiration of this program, no shares were sold in 2015 and 2014.

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) which offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock. Such purchases are at 100% of market value. There were no significant transactions under the DRIP during 2015 and 2014. At December 31, 2015, there remained 2,847,000 shares authorized under the DRIP.

OP Units

Certain noncontrolling interests of the Company had been classified in the mezzanine section of the balance sheet (the “mezzanine OP Units”) as such OP Units had not met the requirements for equity classification (the holders of such OP Units had, under the federal securities laws, demand registration rights of the Company’s common stock upon conversion of such OP Units). Such registration rights expired on April 25, 2015 and, accordingly, such OP Units now meet the requirements for equity classification.

During 2014, the Company redeemed 69,000 OP Units from one of its executive officers for a total cash outlay of $424,000, based on the market value of the Company’s common stock. There were no other significant OP Unit redemptions during 2015 and 2014.

During 2015 and 2014, holders of 40,000 and 51,000 OP Units, respectively, converted their holdings to shares of the Company’s common stock.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

Dividends

The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2015	2014	2013
Common stock	$0.200	$0.200	$0.200
7.250% Series B Preferred Stock	$1.812	$1.812	$1.812

At December 31, 2015 and 2014, there were $1.6 million and $1.6 million, respectively, of accrued preferred stock dividends.

On January 25, 2016, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on February 22, 2016 to shareholders of record on February 12, 2016.

Note 13. Revenues

Rents for 2015, 2014 and 2013, respectively, are comprised of the following:

	Years ended December 31,
	2015	2014	2013
Base rents	$112,319,000	$110,739,000	$103,721,000
Percentage rent	789,000	683,000	804,000
Straight-line rents	506,000	761,000	1,387,000
Amortization of intangible lease liabilities, net	3,125,000	4,322,000	4,441,000

Total rents	$116,739,000	$116,505,000	$110,353,000

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2015 are approximately as follows (excluding those base rents applicable to properties classified as real estate held for sale):

2016	$108,891,000
2017	99,195,000
2018	89,025,000
2019	74,704,000
2020	57,484,000
Thereafter	250,979,000

$680,278,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such additional revenue amounts aggregated approximately $32.6 million, $32.1 million and $29.5 million for 2015, 2014 and 2013, respectively. Such amounts do not include amortization of intangible lease liabilities.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

Note 14. 401(k) Retirement Plan

The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $265,000, $279,000, and $244,000 for 2015, 2014, and 2013, respectively.

Note 15. Share-Based Compensation

The following tables set forth certain share-based compensation information for 2015, 2014, and 2013, respectively:

	Years ended December 31,
	2015	2014	2013
Expense relating to share grants	$3,261,000	$3,761,000	$4,108,000
Amounts capitalized	(93,000)	(230,000)	(407,000)

Total charged to operations	$3,168,000	$3,531,000	$3,701,000

		Weighted average
	Shares	grant date value
Unvested shares, December 31, 2014	3,666,000	$4.89
Restricted share grants	180,000	7.43
Vested during period	(399,000)	4.98
Forfeitures/cancellations	(18,000)	5.14

Unvested shares, December 31, 2015	3,429,000	$5.03

At December 31, 2015, 1.5 million shares remained available for grants pursuant to the 2012 Plan and, at that date, there remained an aggregate of $6.6 million applicable to all grants and awards to be expensed over a weighted average period of 2.4 years.

During 2015, there were 180,000 time-based restricted shares issued, with a weighted average grant date fair value of $7.43 per share. During 2014, there were 133,000 time-based restricted shares granted, with a weighted average grant date fair value of $6.32 per share. During 2013, there were 584,000 time-based restricted shares granted with a weighted average grant date fair value of $5.65 per share.

The total fair values of shares vested during 2015, 2014, and 2013 were $2,869,000, $934,000, and $1,863,000, respectively.

The Company’s President and Chief Executive Officer has received restricted share grants totaling 2.5 million shares as provided in his employment agreement, one-half of which is time-based, vesting upon the seventh anniversary of the date of grant (vesting on June 15, 2018), and the other half performance-based, to be earned if the total annual return on an investment in the

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

Company’s common stock is at least an average of 6.5% per year for the seven years ending June 15, 2018. An independent appraisal determined the value of the performance-based award to be $4.39 per share compared to a market price at the date of grant of $4.98 per share. Consistent with such awards to other recipients, dividends have been paid on all the shares.

Note 16. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2015, 2014 and 2013, the Company had 3.5 million, 3.7 million and 3.8 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the 2015, 2014 and 2013, respectively:

	Years ended December 31,
	2015	2014	2013
Numerator
Income from continuing operations	$21,616,000	$17,611,000	$4,519,000
Preferred stock dividends	(14,408,000)	(14,408,000)	(14,413,000)
Preferred stock redemption costs	—	—	(1,166,000)
Net loss attributable to noncontrolling interests	366,000	358,000	247,000
Net earnings allocated to unvested shares	(701,000)	(734,000)	(758,000)

Income (loss) from continuing operations attributable to vested common shares	6,873,000	2,827,000	(11,571,000)
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	164,000	11,012,000	9,682,000

Net income (loss) attributable to vested common shares outstanding	$7,037,000	$13,839,000	$(1,889,000)

Denominator
Weighted average number of vested common shares outstanding	81,356,000	75,311,000	68,381,000

Earnings per vested common share, basic and diluted
Continuing operations	$0.09	$0.04	$(0.17)
Discontinued operations	$0.00	$0.14	$0.14

	$0.09	$0.18	$(0.03)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The amounts attributable to the limited partners’ interest in the Operating Partnership have been excluded from the numerator and the related OP Units have been

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2015

excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 378,000, 433,000 and 297,000 for 2015, 2014 and 2013, respectively.

Note 17. Selected Quarterly Financial Data (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2015
Revenues	$38,635,000	$36,742,000	$36,100,000	$37,730,000
Net income	$3,399,000	$5,416,000	$6,126,000	$6,840,000
Net (loss) income attributable to common shareholders	$(123,000)	$1,915,000	$2,590,000	$3,356,000
Per common share (basic and diluted) (a)	$(0.00)	$0.02	$0.03	$0.04

2014
Revenues	$37,712,000	$37,308,000	$36,499,000	$36,665,000
Net income	$1,710,000	$16,992,000	$5,709,000	$4,280,000
Net (loss) income attributable to common shareholders	$(1,815,000)	$13,458,000	$2,183,000	$747,000
Per common share (basic and diluted) (a)	$(0.03)	$0.17	$0.03	$0.01

(a)	Differences between the sum of the four quarterly per share amounts and the annual per share amounts are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

Note 18. Subsequent Events

In determining subsequent events, management reviewed all activity from January 1, 2016 through the date of filing this Annual Report on Form 10-K.

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2015

				Year built/	Gross	Initial cost to the Company
Property	State	Year acquired	Percent owned	Year last renovated	leasable area	Land	Building and Improvements
Academy Plaza	PA	2001	100%	1965/2013	137,415	$2,406,000	$9,623,000
Big Y Shopping Center	CT	2013	100%	2007	101,105	11,272,000	23,395,000
Camp Hill	PA	2002	100%	1958/2005	464,765	4,460,000	17,857,000
Carll’s Corner	NJ	2007	100%	1960’s-1999	129,582	3,034,000	15,293,000
Carmans Plaza	NY	2007	100%	1954/2007	193,736	8,539,000	35,804,000
Coliseum Marketplace	VA	2005	100%	1987/2012	106,648	2,924,000	14,416,000
Colonial Commons	PA	2011	100%	2011/2013	461,914	9,367,000	37,496,000
Crossroads II	PA	2008	60%	2009	133,717	15,383,000	—
East River Park	DC	2015	100%	1946-1996	150,107	9,086,000	30,738,000
Elmhurst Square	VA	2006	100%	1961-1983	66,250	1,371,000	5,994,000
Fairview Commons	PA	2007	100%	1976/2003	52,964	858,000	3,568,000
Fieldstone Marketplace	MA	2005/2012	100%	1988/2003	193,970	5,229,000	21,440,000
Fort Washington Center	PA	2002	100%	2003	41,000	2,462,000	—
Franklin Village Plaza	MA	2004/2012	100%	1987/2005	303,096	14,270,000	61,915,000
Fredericksburg Way	VA	2005	100%	1997	63,000	3,213,000	12,758,000
General Booth Plaza	VA	2005	100%	1985	71,639	1,935,000	9,493,000
Glen Allen Shopping Center	VA	2005	100%	2000	63,328	6,769,000	683,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,943	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	117,186	3,070,000	12,320,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Square	PA	2004	100%	1993/2010	99,580	1,153,000	4,678,000
Jordan Lane	CT	2005	100%	1969/1991	177,504	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985/2013	79,512	2,207,000	11,000,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Lawndale Plaza	PA	2015	100%	1998	93,040	3,635,000	21,854,000
Maxatawny Marketplace	PA	2011	100%	2014	58,339	1,612,000	—
Meadows Marketplace	PA	2004/2012	100%	2005	91,518	1,914,000	—
Mechanicsburg Giant	PA	2005	100%	2003	51,500	2,709,000	12,159,000
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000
Newport Plaza	PA	2003	100%	1996	64,489	1,721,000	7,758,000
New London Mall	CT	2009	40%	1967/1997	259,566	14,891,000	24,967,000
Northside Commons	PA	2008	100%	2009	69,136	3,332,000	—

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2015

(continued)	Subsequent	Gross amount at which carried at December 31, 2015
Property	cost capitalized	Land	Building and improvements	Total	Accumulated depreciation	Amount of Encumbrance
Academy Plaza	$4,407,000	$2,406,000	$14,030,000	$16,436,000	$4,489,000	—
Big Y Shopping Center	1,000	10,268,000	24,400,000	34,668,000	1,779,000	—
Camp Hill	44,163,000	4,424,000	62,056,000	66,480,000	18,009,000	61,494,000
Carll’s Corner	(722,000)	2,898,000	14,707,000	17,605,000	4,139,000	—
Carmans Plaza	43,000	8,421,000	35,965,000	44,386,000	9,519,000	33,483,000
Coliseum Marketplace	5,425,000	3,586,000	19,179,000	22,765,000	5,849,000	—
Colonial Commons	4,872,000	9,367,000	42,368,000	51,735,000	8,431,000	25,721,000
Crossroads II	28,968,000	17,671,000	26,680,000	44,351,000	4,420,000	—
East River Park	—	9,086,000	30,738,000	39,824,000	—	20,462,000
Elmhurst Square	924,000	1,371,000	6,918,000	8,289,000	2,024,000	—
Fairview Commons	49,000	858,000	3,617,000	4,475,000	1,050,000	—
Fieldstone Marketplace	1,939,000	5,167,000	23,441,000	28,608,000	7,013,000	—
Fort Washington Center	5,176,000	2,462,000	5,176,000	7,638,000	1,883,000	—
Franklin Village Plaza	1,087,000	14,681,000	62,591,000	77,272,000	8,020,000	40,725,000
Fredericksburg Way	—	3,213,000	12,758,000	15,971,000	3,758,000	—
General Booth Plaza	353,000	1,935,000	9,846,000	11,781,000	3,559,000	—
Glen Allen Shopping Center	3,000	5,367,000	2,088,000	7,455,000	693,000	—
Gold Star Plaza	565,000	1,644,000	7,084,000	8,728,000	2,275,000	1,037,000
Golden Triangle	9,941,000	2,320,000	19,654,000	21,974,000	7,596,000	18,920,000
Groton Shopping Center	576,000	3,073,000	12,893,000	15,966,000	3,645,000	—
Halifax Plaza	247,000	1,347,000	6,111,000	7,458,000	2,116,000	—
Hamburg Square	5,511,000	1,153,000	10,189,000	11,342,000	2,840,000	4,625,000
Jordan Lane	1,431,000	4,291,000	22,607,000	26,898,000	7,065,000	—
Kempsville Crossing	(1,481,000)	2,207,000	9,519,000	11,726,000	4,034,000	—
Kings Plaza	430,000	2,408,000	13,039,000	15,447,000	3,608,000	—
Lawndale Plaza	343,000	3,635,000	22,197,000	25,832,000	713,000	—
Maxatawny Marketplace	8,844,000	1,454,000	9,002,000	10,456,000	649,000	—
Meadows Marketplace	11,407,000	1,914,000	11,407,000	13,321,000	2,865,000	9,219,000
Mechanicsburg Giant	—	2,709,000	12,159,000	14,868,000	3,469,000	—
Metro Square	(247,000)	5,250,000	9,965,000	15,215,000	2,168,000	7,717,000
Newport Plaza	400,000	1,682,000	8,197,000	9,879,000	2,693,000	—
New London Mall	1,424,000	8,807,000	32,475,000	41,282,000	9,545,000	—
Northside Commons	10,010,000	3,379,000	9,963,000	13,342,000	1,577,000	—

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2015

(continued)				Year built/	Gross	Initial cost to the Company
Property	State	Year acquired	Percent owned	Year last renovated	leasable area	Land	Building and Improvements
Norwood Shopping Center	MA	2006	100%	1965/2013	102,459	$1,874,000	$8,453,000
Oak Ridge Shopping Center	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/2013	90,100	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960’s/2004	58,224	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/2012	111,051	1,488,000	6,566,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	86,089	2,010,000	6,489,000
Port Richmond Village	PA	2001	100%	1988	154,908	2,942,000	11,769,000
Quartermaster Plaza	PA	2014	100%	2004	456,602	37,031,000	54,210,000
River View Plaza	PA	2003	100%	1991/1998	226,786	9,718,000	40,356,000
San Souci Plaza	MD	2009	40%	1985 - 1997	264,134	14,849,000	18,445,000
South Philadelphia	PA	2003	100%	1950/2003	283,415	8,222,000	36,314,000
Southington Center	CT	2003	100%	1972/2000	155,842	—	11,834,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000
Swede Square	PA	2003	100%	1980/2012	100,816	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990/2012	227,193	7,632,000	29,308,000
The Commons	PA	2004	100%	2003	203,426	3,098,000	14,047,000
The Point	PA	2000	100%	1972/2012	268,037	2,700,000	10,800,000
The Shops at Suffolk Downs	MA	2005	100%	2005/2011	121,320	7,580,000	11,089,000
Timpany Plaza	MA	2007	100%	1970’s-1989	183,775	3,412,000	19,240,000
Trexler Mall	PA	2005	100%	1973/2013	337,297	6,932,000	32,815,000
Trexlertown Plaza	PA	2006	100%	1990/2011	319,529	13,349,000	23,867,000
Upland Square	PA	2007/2013	100%	2009	398,098	28,187,000	—
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,394	2,061,000	7,314,000
Webster Plaza	MA	2007	100%	1960’s-2004	101,824	3,551,000	18,412,000
West Bridgewater Plaza	MA	2007	100%	1970/2007	133,039	2,823,000	14,901,000
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,505,000
Land parcels	PA	n/a	100%	n/a	—	1,965,000	—

Total Portfolio					9,459,113	$332,082,000	$912,537,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2015

(continued)	Subsequent	Gross amount at which carried at December 31, 2015
Property	cost capitalized	Land	Building and improvements	Total	Accumulated depreciation	Amount of Encumbrance
Norwood Shopping Center	$1,667,000	$1,874,000	$10,120,000	$11,994,000	$3,025,000	—
Oak Ridge Shopping Center	46,000	960,000	4,300,000	5,260,000	1,210,000	—
Oakland Commons	(233,000)	2,504,000	15,429,000	17,933,000	4,122,000	—
Oakland Mills	41,000	1,611,000	6,333,000	7,944,000	2,230,000	—
Palmyra Shopping Center	1,398,000	1,488,000	7,964,000	9,452,000	2,546,000	—
Pine Grove Plaza	480,000	2,010,000	6,969,000	8,979,000	2,166,000	—
Port Richmond Village	1,420,000	2,843,000	13,288,000	16,131,000	4,937,000	—
Quartermaster Plaza	808,000	37,031,000	55,018,000	92,049,000	3,272,000	—
River View Plaza	5,021,000	9,718,000	45,377,000	55,095,000	14,495,000	—
San Souci Plaza	1,956,000	13,406,000	21,844,000	35,250,000	8,592,000	27,200,000
South Philadelphia	2,717,000	8,222,000	39,031,000	47,253,000	14,508,000	—
Southington Center	194,000	—	12,028,000	12,028,000	3,725,000	—
Suffolk Plaza	23,000	1,402,000	7,259,000	8,661,000	2,873,000	—
Swede Square	5,712,000	2,272,000	11,940,000	14,212,000	4,641,000	9,829,000
The Brickyard	2,620,000	7,648,000	31,912,000	39,560,000	8,945,000	—
The Commons	3,008,000	3,098,000	17,055,000	20,153,000	5,884,000	—
The Point	14,719,000	2,996,000	25,223,000	28,219,000	8,595,000	28,488,000
The Shops at Suffolk Downs	9,518,000	7,580,000	20,607,000	28,187,000	4,936,000	—
Timpany Plaza	1,410,000	3,368,000	20,694,000	24,062,000	5,100,000	—
Trexler Mall	7,519,000	6,932,000	40,334,000	47,266,000	10,895,000	—
Trexlertown Plaza	26,973,000	13,351,000	50,838,000	64,189,000	8,475,000	—
Upland Square	68,409,000	25,783,000	70,813,000	96,596,000	11,280,000	—
Valley Plaza	1,103,000	1,950,000	8,869,000	10,819,000	2,990,000	—
Washington Center Shoppes	4,271,000	2,000,000	11,646,000	13,646,000	4,464,000	—
Webster Plaza	(185,000)	4,082,000	17,696,000	21,778,000	4,475,000	—
West Bridgewater Plaza	(809,000)	2,596,000	14,319,000	16,915,000	3,729,000	10,102,000
Yorktowne Plaza	457,000	5,801,000	26,101,000	31,902,000	7,229,000	—
Land parcels	(944,000)	879,000	142,000	1,021,000	—	—

Total Portfolio	$305,408,000	$323,859,000	$1,226,168,000	$1,550,027,000	$300,832,000	$299,022,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

Year ended December 31, 2015

(continued)

The changes in real estate and accumulated depreciation for the three years ended December 31, 2015 are as follows:

Cost	2015	2014	2013
Balance, beginning of the year	$1,476,173,000	$1,450,951,000	$1,423,979,000
Properties held for sale	(4,599,000)	(81,223,000)	—
Properties acquired	65,313,000	91,241,000	34,666,000
Properties sold	—	—	(1,351,000)
Impairments	—	(6,000)	(928,000)
Improvements and betterments	13,140,000	15,210,000	13,581,000
Write-off fully-depreciated assets	—	—	(18,996,000)

Balance, end of the year	$1,550,027,000 (1)	$1,476,173,000	$1,450,951,000

Accumulated depreciation
Balance, beginning of the year	$267,211,000	$251,605,000	$229,535,000
Properties held for sale	(1,380,000)	(18,523,000)	—
Depreciation expense (2)	35,001,000	34,129,000	41,066,000
Write-off fully-depreciated assets	—	—	(18,996,000)

Balance, end of the year	$300,832,000	$267,211,000	$251,605,000

Net book value	$1,249,195,000	$1,208,962,000	$1,199,346,000

(1)	At December 31, 2015, the aggregate cost for federal income tax purposes was approximately $0.3 million less than the Company’s recorded values.
(2)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of December 31, 2015, and have concluded that such disclosure controls and procedures are effective.

During the three months ended December 31, 2015, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – 2013 Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2015, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

We have audited Cedar Realty Trust, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cedar Realty Trust, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures –“Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cedar Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cedar Realty Trust, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015 of Cedar Realty Trust, Inc. and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 19, 2016

Items 9B.	Other Information

None.

Part III.

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from the Company’s definitive proxy statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 10.	Directors, Executive Officers and Corporate Governance

This item is incorporated by reference to the definitive proxy statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation

This item is incorporated by reference to the definitive proxy statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the definitive proxy statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the definitive proxy statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

This item is incorporated by reference to the definitive proxy statement for the 2016 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Part IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements

The response to this portion of Item 15 is included in Item 8 of this report.

2.	Financial Statement Schedules

The response to this portion of Item 15 is included in Item 8 of this report.

3.	Exhibits

Item	Title or Description

3.1	Articles of Incorporation of Cedar Realty Trust, Inc., including all amendments and articles supplementary previously filed, incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2013.

3.2	By-laws of Cedar Realty Trust, Inc., including all amendments previously filed, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2011.

3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

3.3.b	Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11/A filed on October 14, 2003, as amended.

3.3.c	Amendment No. 2 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.c of Form 10-K for the year ended December 31, 2004.

3.3.d	Amendment No. 3 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.3.d of Form 10-K for the year ended December 31, 2006.

3.3.e	Amendment No. 4 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 10-Q for the quarterly period ended September 30, 2010.

3.3.f	Amendment No. 5 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 16, 2012.

3.3.g	Amendment No. 6 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 29, 2012.

3.3.h	Amendment No. 7 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 14, 2012.

3.3.i	Amendment No. 8 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on November 21, 2012.

3.3.j	Amendment No. 9 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on February 11, 2013.

10.1.a*	Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.a of Form 10-K for the year ended December 31, 2004.

10.1.b*	Amendment No. 1 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of October 29, 2003, incorporated by reference to Exhibit 10.6.b of Form 10-K for the year ended December 31, 2004.

10.1.c*	Amendment No. 2 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of August 9, 2004, incorporated by reference to Exhibit 10.6.c of Form 10-K for the year ended December 31, 2004.

10.1.d*	Amendment No. 3 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 19, 2005, incorporated by reference to Exhibit 10.2 of Form 8-K filed on December 22, 2005.

10.1.e*	Amendment No. 4 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.1.e of Form 10-K for the year ended December 31, 2006.

10.1.f*	Amendment No. 5 to the Cedar Shopping Centers, Inc. Senior Executive Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.1.f of Form 10-K for the year ended December 31, 2007.

10.1.g*	Amendment No. 6 to the Cedar Realty Trust, Inc. Senior Executive Deferred Compensation Plan, effective as of December 14, 2011, incorporated by reference to Exhibit 10.1.g of Form 10-K for the year ended December 31, 2011.

10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

10.2.b*	Amendment No. 1 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 21, 2006, incorporated by reference to Exhibit 10.2.b of Form 10-K for the year ended December 31, 2006.

10.2.c*	Amendment No. 2 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 11, 2007, incorporated by reference to Exhibit 10.2.c of Form 10-K for the year ended December 31, 2007.

10.2.d*	Amendment No. 3 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of December 16, 2008, incorporated by reference to Exhibit 10.2.d of Form 10-K for the year ended December 31, 2008.

10.2.e*	Amendment No. 4 to the 2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, effective as of June 30, 2011, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2011.

10.2.f*	Amendment No. 5 to the 2005 Cedar Realty Trust, Inc. Deferred Compensation Plan, effective as of December 14, 2011, incorporated by reference to Exhibit 10.2.f of Form 10-K for the year ended December 31, 2011.

10.2.g*	Amendment No. 6 to the 2005 Cedar Realty Trust, Inc. Deferred Compensation Plan, effective as of December 12, 2012, incorporated by reference to Exhibit 10.2.g of Form 10-K for the year ended December 31, 2012.

10.2.h*	Amendment No. 7 to the 2005 Cedar Realty Trust, Inc. Deferred Compensation Plan, effective as of December 24, 2013, incorporated by reference to Exhibit 10.2.h of Form 10-K for the year ended December 31, 2013.

10.3.a*	Employment Agreement between Cedar Shopping Centers, Inc. and Bruce J. Schanzer, dated as of May 31, 2011, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2011.

10.3.b*	Employment Agreement between Cedar Realty Trust, Inc. and Philip Mays dated July 15, 2015, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2015.

10.3.c*	Employment Agreement between Cedar Realty Trust, Inc. and Nancy Mozzachio dated as of August 3, 2015, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2015.

10.4.a	Third Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of February 5, 2015, incorporated by reference to Exhibit 10.4.a of Form 10-K for the year ended December 31, 2014.

10.4.b	Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of February 5, 2015 incorporated by reference to Exhibit 10.4.b of Form 10-K for the year ended December 31, 2014.

10.6	Voting Agreement dated February 13, 2008 among Cedar Shopping Centers, Inc., Inland American Real Estate Trust, Inc., Inland Investment Advisors, Inc. Inland Real Estate Investment Corporation and The Inland Group, Inc., incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2007.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.

(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a)(3) above.

(c)	The following financial statement schedules are filed as part of the report:

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

February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

/s/ JAMES J. BURNS	/s/ ABRAHAM EISENSTAT
James J. Burns	Abraham Eisenstat
Director	Director

/s/ PAMELA N. HOOTKIN	/s/ PAUL G. KIRK, JR
Pamela N. Hootkin	Paul G. Kirk, Jr.
Director	Director

/s/ BRUCE J. SCHANZER	/s/ROGER M. WIDMANN
Bruce J. Schanzer	Roger M. Widmann
Director	Director

February 19, 2016