Form 10-Q
period 2016-03-31
CEDAR REALTY TRUST, INC.
filed 2016-05-05
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 2, 2016, there were 85,342,077 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors which could cause actual results to differ materially from current expectations include, but are not limited to: adverse general economic conditions in the United States and uncertainty in the credit and retail markets; financing risks, such as the inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability; risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, tenant bankruptcies, adverse impact of internet sales demand, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; risks endemic to real estate and the real estate industry generally; the impact of the Company’s level of indebtedness on operating performance; inability of tenants to meet their rent and other lease obligations; adverse impact of new technology and e-commerce developments on the Company’s tenants; competitive risk; risks related to the geographic concentration of the Company’s properties in the Washington D.C. to Boston corridor; the effects of natural and other disasters; and the inability of the Company to realize anticipated returns from its redevelopment activities; and the risk factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2016	2015
ASSETS
Real estate:
Land	$326,164,000	$323,859,000
Buildings and improvements	1,247,199,000	1,226,168,000

	1,573,363,000	1,550,027,000
Less accumulated depreciation	(309,692,000)	(300,832,000)

Real estate, net	1,263,671,000	1,249,195,000

Real estate held for sale	—	14,402,000
Cash and cash equivalents	1,757,000	2,083,000
Restricted cash	5,956,000	5,592,000
Receivables	19,364,000	17,912,000
Other assets and deferred charges, net	29,139,000	29,196,000

TOTAL ASSETS	$1,319,887,000	$1,318,380,000

LIABILITIES AND EQUITY
Mortgage loans payable	$304,190,000	$298,089,000
Unsecured revolving credit facility	79,000,000	78,000,000
Unsecured term loans	297,867,000	297,731,000
Accounts payable and accrued liabilities	30,076,000	23,831,000
Unamortized intangible lease liabilities	22,533,000	23,187,000

Total liabilities	733,666,000	720,838,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders’ equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 85,344,000 and 85,049,000 shares, issued and outstanding, respectively)	5,121,000	5,103,000
Treasury stock (3,279,000 and 3,182,000 shares, respectively, at cost)	(18,297,000)	(17,284,000)
Additional paid-in capital	826,918,000	825,979,000
Cumulative distributions in excess of net income	(410,538,000)	(404,350,000)
Accumulated other comprehensive loss	(9,008,000)	(4,059,000)

Total Cedar Realty Trust, Inc. shareholders’ equity	584,857,000	596,050,000

Noncontrolling interests:
Minority interests in consolidated joint ventures	(1,050,000)	(970,000)
Limited partners’ OP Units	2,414,000	2,462,000

Total noncontrolling interests	1,364,000	1,492,000

Total equity	586,221,000	597,542,000

TOTAL LIABILITIES AND EQUITY	$1,319,887,000	$1,318,380,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2016	2015
REVENUES
Rents	$29,130,000	$28,962,000
Expense recoveries	8,958,000	9,621,000
Other	163,000	52,000

Total revenues	38,251,000	38,635,000

EXPENSES
Operating, maintenance and management	7,155,000	8,344,000
Real estate and other property-related taxes	4,880,000	4,687,000
General and administrative	5,347,000	3,919,000
Acquisition costs	2,597,000	499,000
Depreciation and amortization	9,661,000	9,508,000

Total expenses	29,640,000	26,957,000

OTHER
Gain on sale	59,000	—
Impairment charges	—	(1,109,000)

Total other	59,000	(1,109,000)

OPERATING INCOME	8,670,000	10,569,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(7,005,000)	(7,278,000)
Early extinguishment of debt costs	(89,000)	(57,000)

Total non-operating income and expenses	(7,094,000)	(7,335,000)

INCOME FROM CONTINUING OPERATIONS	1,576,000	3,234,000

DISCONTINUED OPERATIONS
Income from operations	—	12,000
Impairment reversals	—	153,000

Total income from discontinued operations	—	165,000

NET INCOME	1,576,000	3,399,000

Net loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	80,000	78,000
Limited partners’ interest in Operating Partnership	7,000	2,000

Total net loss attributable to noncontrolling interests	87,000	80,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	1,663,000	3,479,000

Preferred stock dividends	(3,602,000)	(3,602,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,939,000)	$(123,000)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$(0.03)	$(0.01)
Discontinued operations	0.00	0.01

	$(0.03)	$(0.00)

Weighted average number of common shares - basic and diluted	81,656,000	80,719,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended March 31,
	2016	2015
Net income	$1,576,000	$3,399,000
Other comprehensive income - unrealized loss on change in fair value of cash flow hedges:	(4,970,000)	(2,016,000)

Comprehensive (loss) income	(3,394,000)	1,383,000
Comprehensive loss attributable to noncontrolling interests	108,000	88,000

Comprehensive (loss) income attributable to Cedar Realty Trust, Inc.	$(3,286,000)	$1,471,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Three months ended March 31, 2016

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
					Treasury	Additional	distributions	other
					stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	(loss)	Total
Balance, December 31, 2015	7,950,000	$190,661,000	85,049,000	$5,103,000	$(17,284,000)	$825,979,000	$(404,350,000)	$(4,059,000)	$596,050,000

Net income (loss)	—	—	—	—	—	—	1,663,000	—	1,663,000
Unrealized loss on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(4,949,000)	(4,949,000)
Share-based compensation, net	—	—	293,000	18,000	(1,013,000)	928,000	—	—	(67,000)
Common stock sales and issuance expenses, net	—	—	2,000	—	—	9,000	—	—	9,000
Preferred stock dividends	—	—	—	—	—	—	(3,602,000)	—	(3,602,000)
Distributions to common shareholders/ noncontrolling interests	—	—	—	—	—	—	(4,249,000)	—	(4,249,000)
Reallocation adjustment of limited partners’ interest	—	—	—	—	—	2,000	—	—	2,000

Balance, March 31, 2016	7,950,000	$190,661,000	85,344,000	$5,121,000	$(18,297,000)	$826,918,000	$(410,538,000)	$(9,008,000)	$584,857,000

	Noncontrolling Interests
		Limited
	Minority	partners’
	interests in	interest in
	consolidated	Operating		Total
	joint ventures	Partnership	Total	equity
Balance, December 31, 2015	$(970,000)	$2,462,000	$1,492,000	$597,542,000
Net income (loss)	(80,000)	(7,000)	(87,000)	1,576,000
Unrealized loss on change in fair value of cash flow hedges	—	(21,000)	(21,000)	(4,970,000)
Share-based compensation, net	—	—	—	(67,000)
Common stock sales and issuance expenses, net	—	—	—	9,000
Preferred stock dividends	—	—	—	(3,602,000)
Distributions to common shareholders/ noncontrolling interests	—	(18,000)	(18,000)	(4,267,000)
Reallocation adjustment of limited partners’ interest	—	(2,000)	(2,000)	—

Balance, March 31, 2016	$(1,050,000)	$2,414,000	$1,364,000	$586,221,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$1,576,000	$3,399,000
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	956,000
Gain on sales	(59,000)	—
Straight-line rents	317,000	(196,000)
Provision for doubtful accounts	221,000	309,000
Depreciation and amortization	9,661,000	9,508,000
Amortization of intangible lease liabilities	(685,000)	(830,000)
Expense relating to share-based compensation, net	510,000	804,000
Amortization (including accelerated write-off) of deferred financing costs	397,000	424,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables, net	(2,463,000)	(3,775,000)
Prepaid expenses and other	(814,000)	(483,000)
Accounts payable and accrued liabilities	1,331,000	(361,000)

Net cash provided by operating activities	9,992,000	9,755,000

INVESTING ACTIVITIES
Acquisition of real estate	(12,090,000)	(24,449,000)
Expenditures for real estate improvements	(2,128,000)	(1,083,000)
Net proceeds from sales of real estate	14,494,000	2,100,000
Construction escrows and other	(257,000)	(55,000)

Net cash provided by (used in) investing activities	19,000	(23,487,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(18,000,000)	(93,000,000)
Advances under revolving credit facility	19,000,000	69,000,000
Advances under term loans	—	50,000,000
Mortgage repayments	(2,399,000)	(32,121,000)
Payments of debt financing costs	(1,078,000)	(2,599,000)
Noncontrolling interests:
Purchase of joint venture minority interests share	—	(11,219,000)
Distributions to limited partners	(18,000)	(20,000)
Common stock sales less issuance expenses, net	9,000	41,811,000
Preferred stock dividends	(3,602,000)	(3,602,000)
Distributions to common shareholders	(4,249,000)	(4,246,000)

Net cash (used in) provided by financing activities	(10,337,000)	14,004,000

Net (decrease)/increase in cash and cash equivalents	(326,000)	272,000
Cash and cash equivalents at beginning of period	2,083,000	3,499,000

Cash and cash equivalents at end of period	$1,757,000	$3,771,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, D.C. to Boston corridor. At March 31, 2016, the Company owned and managed a portfolio of 61 operating properties.

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2016, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at March 31, 2016) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 352,000 OP Units outstanding at March 31, 2016 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The prior period financial statements reflect certain reclassifications, such as the reclassification of unamortized debt issuance costs for mortgage loans payable and term loans, which had no impact on previously-reported net income attributable to common shareholders or earnings per share. The unaudited consolidated financial statements in

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The unaudited consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

In February 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the consolidation requirements, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under the analysis, limited partnerships and other similar entities will be considered a variable interest entity unless the limited partners hold substantive kick-out rights or participating rights. The guidance was adopted on January 1, 2016. The Company evaluated its existing joint venture property at San Souci Plaza based on the new guidance, determined the entity is now deemed to be a variable interest entity, and will continue to consolidate the entity.

Supplemental Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2016	2015
Supplemental disclosure of cash activities:
Cash paid for interest	$6,879,000	$7,242,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	171,000	163,000
Mortgage loan payable assumed upon acquisition	8,501,000	—

Recently-Issued Accounting Pronouncements

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

In August 2014, the FASB issued guidance which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The guidance was adopted on January 1, 2016 and did not have a material impact on the Company’s consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

In February 2016, the FASB issued guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting, The new leases guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption being permitted. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

In March 2016, the FASB issued guidance which amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption being permitted. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

Note 3. Real Estate

Acquisitions

On February 25, 2016, the Company acquired Shoppes at Arts District, located in Hyattsville, Maryland. The purchase price for the property was $20.5 million, of which $8.5 million was funded from the assumption of a mortgage loan payable bearing interest at the rate of 5.2% per annum and maturing in April 2022. In addition, the purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with accounting policies for business combinations, with such valuations to be finalized when valuation studies are completed.

On May 4, 2016, the Company acquired Glenwood Village, located in Bloomfield, New Jersey. The purchase price for the property, which was unencumbered, was $19.5 million.

Disposition

On February 11, 2016, the Company sold Liberty Marketplace, located in Dubois, Pennsylvania, for $15.0 million.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Real Estate Held For Sale

The Company conducts a continuing review of the values for all properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses, if no contract amounts were as yet being negotiated (see Note 4 — “Fair Value Measurements”), or (3) with respect to land parcels, estimated sales prices, less cost to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company performs recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value or estimated fair values less costs to sell.

Discontinued Operations

The following is a summary of the components of income from discontinued operations for the three months ended March 31, 2015:

Revenues	$39,000
Expenses	27,000

Income from operations	12,000
Impairment reversals	153,000

Total income from discontinued operations	$165,000

Note 4. Fair Value Measurements

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

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of March 31, 2016 and December 31,

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

2015, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were $313.8 million and $308.1 million, respectively; the carrying values of such loans were $304.2 million and $298.1 million, respectively. As of March 31, 2016 and December 31, 2015, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values.

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of March 31, 2016, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for sale, which, if applicable, are measured on a nonrecurring basis, have been determined to be (1) Level 2 within the valuation hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, direct capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. These cash flows were comprised of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach was utilized for certain land values and include comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, respectively:

	March 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred compensation liabilities (a)	$576,000	$—	$—	$576,000

Deferred compensation liabilities (b)	$576,000	$—	$—	$576,000

Interest rate swaps liability (b)	$—	$8,970,000	$—	$8,970,000

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred compensation liabilities (a)	$539,000	$—	$—	$539,000

Deferred compensation liabilities (b)	$529,000	$—	$—	$529,000

Interest rate swaps liability (b)	$—	$3,945,000	$—	$3,945,000

(a)	Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b)	Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

There were no assets measured at fair value on a non-recurring basis as of March 31, 2016. The following table show the hierarchy for those assets measured at fair value on a non-recurring basis as of December 31, 2015:

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$14,402,000	$—	$14,402,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 5. Mortgage Loans Payable and Credit Facility

In April 2015, the FASB issued guidance which amends the balance sheet presentation for debt issuance costs. Under the amended guidance, the Company presents the balance of unamortized debt issuance costs for mortgage loans payable and term loans as a direct deduction from the carrying amount of that debt liability. The guidance was adopted on January 1, 2016 and has been applied on a retrospective basis.

Mortgage Loans Payable

During the three months ended March 31, 2016, the Company repaid the following mortgage loan payable:

Property	Repayment date	Principal payoff amount
Gold Star Plaza	March 10, 2016	$953,000

On May 3, 2016, the Company refinanced its existing $40.3 million mortgage loan payable secured by Franklin Village Plaza with a new $50.0 million mortgage loan payable, bearing interest at the rate of 3.9% per annum and maturing in June 2026.

Unsecured Revolving Credit Facility and Term Loans

The Company has a $310 million unsecured credit facility which consists of (1) a $260 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of March 31, 2016, the Company had $181 million available for additional borrowings under the revolving credit facility.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt. As of March 31, 2016 the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and terms loans are based on the Company’s leverage ratio.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

On April 26, 2016, the Company closed a new $100 million unsecured term loan maturing April 26, 2023 (none of which was borrowed at closing). Proceeds from the term loan can be drawn at any time from closing until October 26, 2016. Interest on borrowings under the term loan can range from LIBOR plus 165 to 225 bps (165 bps on April 26, 2016), based on the Company’s leverage ratio. Additionally, the Company entered into a forward interest rate swap agreement which will convert the LIBOR rate to a fixed rate for the term loan beginning November 1, 2016 through its maturity. As a result, the effective fixed interest rate will be 3.2%, based on the Company’s leverage ratio at March 31, 2016.

Derivative Financial Instruments

At March 31, 2016, the Company had $9.0 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $3.4 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at March 31, 2016 and December 31, 2015:

March 31, 2016
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	value	dates	location
Qualifying	Interest rate swaps	4	$250,000,000	$8,970,000	2019 - 2022	Accounts payable and accrued liabilities

December 31, 2015
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	value	dates	location
Qualifying	Interest rate swaps	4	$250,000,000	$3,945,000	2019 - 2022	Accounts payable and accrued liabilities

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2016 and 2015, respectively:

		Loss recognized in other
		comprehensive income
		(effective portion)
Designation/		Three months ended March 31,
Cash flow	Derivative	2016	2015
Qualifying	Interest rate swaps	$(5,892,000)	$(2,747,000)

	(Gain) loss recognized in other
	comprehensive income
	reclassified into earnings (effective portion)
	Three months ended March 31,
Classification	2016	2015
Continuing Operations	$922,000	$731,000

As of March 31, 2016 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of March 31, 2016, if a counterparty were to default, the Company would receive a net interest benefit.

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Note 7. Shareholders’ Equity

The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2016	2015
Common stock	$0.050	$0.050
7.250% Series B Preferred Stock	$0.453	$0.453

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

On April 19, 2016, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on May 20, 2016 to shareholders of record on May 10, 2016.

Note 8. Revenues

Rental revenues for the three months ended March 31, 2016 and 2015, respectively, are comprised of the following:

	Three months ended March 31,
	2016	2015
Base rents	$28,685,000	$27,792,000
Percentage rent	77,000	144,000
Straight-line rents	(317,000)	196,000
Amortization of intangible lease liabilities, net	685,000	830,000

Total rents	$29,130,000	$28,962,000

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three months ended March 31, 2016 and 2015, respectively:

	Three months ended March 31,
	2016		2015
Expense relating to share grants	$567,000	(a)	$823,000
Amounts capitalized	(57,000)		(19,000)

Total charged to operations	$510,000		$804,000

(a)	Net of an expense reduction of $267,000 relating to a forfeiture of restricted shares in connection with an employment termination.

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. During the three months ended March 31, 2016, there were 491,000 restricted shares issued, with a weighted average grant date fair value of $6.87 per share. At March 31, 2016, 1.1 million shares remained available for grants pursuant to the 2012 Plan.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended March 31, 2016 and 2015, the Company had 3.6 million and 3.6 million, respectively, of weighted average unvested restricted shares outstanding The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2016 and 2015, respectively:

	Three months ended March 31,
	2016	2015
Numerator
Income from continuing operations	$1,576,000	$3,234,000
Preferred stock dividends	(3,602,000)	(3,602,000)
Net loss attributable to noncontrolling interests	87,000	81,000
Net earnings allocated to unvested shares	(167,000)	(177,000)

Loss from continuing operations attributable to vested common shares	(2,106,000)	(464,000)
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	—	164,000

Net loss attributable to vested common shares outstanding	$(2,106,000)	$(300,000)

Denominator

Weighted average number of vested common shares outstanding	81,656,000	80,719,000

Earnings per vested common share, basic and diluted
Continuing operations	$(0.03)	$(0.01)
Discontinued operations	$0.00	$0.01

	$(0.03)	$(0.00)

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2016

(unaudited)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding were 352,000 and 393,000 for the three months ended March 31, 2016 and 2015, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from April 1, 2016 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington D.C. to Boston corridor. At March 31, 2016, the Company owned and managed a portfolio of 61 operating properties totaling 9.5 million square feet of gross leasable area (“GLA”). The portfolio was 91.6% leased and 90.7% occupied at March 31, 2016.

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

2016 Significant Transactions

Acquisitions

On February 25, 2016, the Company acquired Shoppes at Arts District, located in Hyattsville, Maryland. The purchase price for the property was $20.5 million, of which $8.5 million was funded from the assumption of a mortgage loan payable bearing interest at the rate of 5.2% per annum and maturing in April 2022.

On May 4, 2016, the Company acquired Glenwood Village, located in Bloomfield, New Jersey. The purchase price for the property, which was unencumbered, was $19.5 million.

Disposition

During the three months ended March 31, 2016, the Company sold the following property:

			Date	Sales
Property	Location	GLA	Sold	Price
Liberty Marketplace	Dubois, PA	68,200	2/11/2016	$15,000,000

Debt

During the three months ended March 31, 2016, the Company repaid the following mortgage loan payable:

Property	Repayment date	Principal payoff amount
Gold Star Plaza	March 10, 2016	$953,000

On April 26, 2016, the Company closed a new $100 million unsecured term loan maturing April 26, 2023 (none of which was borrowed at closing). Proceeds from the term loan can be drawn at any time from closing until October 26, 2016. Interest on borrowings under the term loan can range from LIBOR plus 165 to 225 bps (165 bps on April 26, 2016), based on the Company’s leverage ratio. Additionally, the Company entered into a forward interest rate swap agreement which will convert the LIBOR rate to a fixed rate for the term loan beginning November 1, 2016 through its maturity. As a result, the effective fixed interest rate will be 3.2%, based on the Company’s leverage ratio at March 31, 2016.

On May 3, 2016, the Company refinanced its existing $40.3 million mortgage loan payable secured by Franklin Village Plaza with a new $50.0 million mortgage loan payable, bearing interest at the rate of 3.9% per annum and maturing in June 2026.

Results of Operations

Comparison of three months ended March 31, 2016 to 2015

			Change
	2016	2015	Dollars	Percent
Revenues	$38,251,000	$38,635,000	$(384,000)	-1.0%
Property operating expenses	(12,035,000)	(13,031,000)	996,000	-7.6%

Property operating income	26,216,000	25,604,000	612,000
General and administrative	(5,347,000)	(3,919,000)	(1,428,000)	36.4%
Acquisition costs	(2,597,000)	(499,000)	(2,098,000)	n/a
Depreciation and amortization	(9,661,000)	(9,508,000)	(153,000)	1.6%
Gain on sales	59,000	—	59,000	n/a
Impairment charges	—	(1,109,000)	1,109,000	n/a
Interest expense	(7,005,000)	(7,278,000)	273,000	-3.8%
Early extinguishment of debt costs	(89,000)	(57,000)	(32,000)	n/a

Income from continuing operations	1,576,000	3,234,000	(1,658,000)
Discontinued operations	—	165,000	(165,000)	n/a

Net income	1,576,000	3,399,000	(1,823,000)
Net loss attributable to noncontrolling interests	87,000	80,000	7,000

Net income attributable to Cedar Realty Trust, Inc.	$1,663,000	$3,479,000	$(1,816,000)

Revenues were lower primarily as a result of (1) a decrease in expense recoveries, as a result of lower recoverable operating expenses, of $0.8 million attributable to the Company’s same-center properties, (2) a decrease of $0.5 million in rental revenues and expense recoveries attributable to properties that were sold in 2016 and 2015, (3) a decrease of $0.5 million in straight-line revenue and amortization of intangible lease liabilities revenue attributable to the Company’s same-center properties, and (4) a decrease of $0.2 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties, partially offset by an increase of $1.5 million in rental revenues and expense recoveries attributable to properties acquired in the first quarter of 2016 and 2015.

Property operating expenses were lower primarily as a result of (1) a decrease in snow removal costs of $1.2 million and (2) a decrease of $0.2 million in property operating expenses attributable to properties that were sold in 2016 and 2015, partially offset by an increase of $0.5 million in property operating expenses attributable to properties acquired in the first quarter of 2016 and 2015.

General and administrative costs were higher primarily as a result of the signing bonus and relocation expenses associated with the hiring of the new Chief Operating Officer and estimated expenses relating to the termination of the prior Chief Operating Officer.

Acquisition costs in 2016 relate to (1) $1.7 million of transfer taxes relating to the buyout of a ground lease and acquisition of the fee interest in a currently owned property, (2) $0.5 million for the purchase of the Shoppes at Arts District, located in Hyattsville, Maryland, and (3) $0.4 million for additional real estate transfer taxes assessed on a property which was purchased in 2014. Acquisition costs in 2015 relate to the purchase of Lawndale Plaza, located in Philadelphia, Pennsylvania.

Depreciation and amortization expenses were higher primarily as a result of an increase of $0.2 million in depreciation and amortization expenses attributable to properties acquired in the first quarter of 2016 and 2015, partially offset by a decrease of $0.1 million in depreciation and amortization expenses attributable to the Company’s same-center properties.

Gain on sales in 2016 relates to the sales of Liberty Marketplace, located in Dubois, Pennsylvania.

Impairment charges in 2015 relate to the impairments attributable to properties that were initially classified as held for sale in 2015.

Interest expense was lower by $0.4 million, primarily as a result of a decrease in the overall weighted average interest rate, partially offset by $0.2 million as a result of an increase in the overall outstanding principal balance of debt.

Discontinued operations in 2015 include the results of operations and impairment reversals attributable to a property that qualified for treatment as discontinued operations.

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

	Three months ended March 31,
	2016	2015
Consolidated operating income	$8,670,000	$10,569,000
Add (deduct):
General and administrative	5,347,000	3,919,000
Acquisition costs	2,597,000	499,000
Gain on sales	(59,000)	—
Impairment charges	—	1,109,000
Depreciation and amortization	9,661,000	9,508,000
Corporate costs included in property expenses charges to all properties	1,119,000	1,150,000
Straight-line rents	317,000	(196,000)
Amortization of intangible lease liabilities	(685,000)	(830,000)
Internal management fees charged to same center properties	(1,032,000)	(974,000)
Other adjustments	27,000	71,000

Consolidated NOI	25,962,000	24,825,000
Less NOI related to properties not defined as same-property	(2,569,000)	(1,729,000)

Same-property NOI	$23,393,000	$23,096,000

Number of same properties	55	55
Same-property occupancy, end of period	91.5%	92.7%
Same-property leased, end of period	92.0%	93.5%
Same-property average base rent, end of period	$13.29	$13.04

Same-property NOI for the comparative three month periods increased by 1.3%. The results reflect an increase in average base rent of $0.25 per square foot, which was partially offset by a decrease in occupancy of 120 bps.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the three months ended March 31, 2016:

						Tenant
	Leases		New rent	Prior rent	Cash basis	improvements
	signed	GLA	per sq.ft. ($)	per sq.ft. ($)	% change	per sq.ft. ($) (a)
Renewals	53	298,900	13.47	12.30	9.5%	0.00
New Leases - Comparable	7	20,500	14.24	14.40	-1.1%	22.28
New Leases - Non-Comparable	4	26,500	14.03	n/a	n/a	3.95

Total (b)	64	345,900	13.56	n/a	n/a	1.62

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Legal fees and leasing commissions averaged a combined total of $1.94 per square foot.

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

The Company has a $310 million unsecured credit facility which consists of (1) a $260 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of March 31, 2016, the Company had $181.0 million available for additional borrowings under the revolving credit facility.

On April 26, 2016, the Company closed a new $100 million unsecured term loan maturing April 26, 2023 (none of which was borrowed at closing). Proceeds from the term loan can be drawn at any time from closing until October 26, 2016.

As of March 31, 2016, the Company has $3.4 million of scheduled debt principal amortization payments and $124.2 million of scheduled balloon payments remaining for 2016. On May 3, 2016, the Company refinanced its existing $40.3 million mortgage loan payable secured by Franklin Village Plaza with a new $50.0 million mortgage loan payable. In addition, all remaining 2016 debt requirements will be repaid from the proceeds of the $100 million unsecured term loan which closed on April 26, 2016 (see above).

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt. As of March 31, 2016 the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and terms loans are based on the Company’s leverage ratio.

Debt is comprised of the following at March 31, 2016:

		Contractual
		interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages	$304,992,000	5.3%	3.9% - 7.5%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	79,000,000	1.8%
Term loan	50,000,000	1.8%
Fixed-rate (a):
Term loan	75,000,000	2.9%
Term loan	50,000,000	2.8%
Term loan	75,000,000	4.0%
Term loan	50,000,000	3.3%

	683,992,000	3.9%

Unamortized premium	909,000
Unamortized debt issuance costs	(3,844,000)

	$681,057,000

(a)	The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt. See “Quantitative and Qualitative Disclosures About Market Risk” below.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2015, and has continued to declare and pay common and preferred stock dividends during 2016. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Net Cash Flows

	2016	2015
Cash flows provided by (used in):
Operating activities	$9,992,000	$9,755,000
Investing activities	$19,000	$(23,487,000)
Financing activities	$(10,337,000)	$14,004,000

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $11.9 million for the three months ended March 31, 2016 and $14.4 million for the three months ended March 31, 2015. The $2.5 million decrease was primarily attributable to the increase in acquisition costs, partially offset by a reduction in interest expense.

Investing Activities

Net cash flows used in and provided by investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the three months ended March 31, 2016, the Company received $14.5 million in proceeds from the sale of a property classified as held for sale, which was offset by the acquisition of a shopping center, which was partially paid in cash for $12.1 million, expenditures of $2.1 million for property improvements, and expended $0.3 million in construction escrows and other. During the three months ended March 31, 2015, the Company acquired a shopping center for $24.4 million, and incurred expenditures of $1.1 million for property improvements, which was offset by $2.1 million in proceeds received from sale of a property classified as held for sale.

Financing Activities

During the three months ended March 31, 2016, the Company made $7.9 million of preferred and common stock distributions, $2.4 million of repayments of mortgage obligations, and $1.1 million of payments for debt financing costs, which was partially offset by net borrowings of $1.0 million under the revolving credit facility. During the three months ended March 31, 2015, the Company borrowed $50.0 million under a new term loan and received net proceeds of $41.8 million in sales of its common stock, which was offset by $32.1 million of repayments of mortgage obligations, $24.0 million of net repayments under the revolving credit facility, $11.2 million for the purchase of joint venture minority interests share, $7.8 million of preferred and common stock distributions, and $2.6 million of payments for debt financing costs.

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

The Company also considers Operating Funds From Operations (“Operating FFO”) to be an additional meaningful financial measure of financial performance because it excludes items the Company does not believe are indicative of its core operating performance, such as acquisition costs, amounts relating to early extinguishment of debt and preferred stock redemption costs, management transition costs and certain redevelopment costs. The Company believes Operating FFO further assists in comparing the Company’s performance across reporting periods on a consistent basis by excluding such items.

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

A reconciliation of net loss attributable to common shareholders to FFO and Operating FFO for the three months ended March 31, 2016 and 2015 is as follows:

	Three months ended March 31,
	2016	2015
Net loss attributable to common shareholders	$(1,939,000)	$(123,000)
Real estate depreciation and amortization	9,618,000	9,427,000
Limited partners’ interest	(7,000)	(2,000)
Impairment charges	—	956,000
Gain on sales	(59,000)	—
Consolidated minority interests:
Share of loss	(80,000)	(78,000)
Share of FFO	(65,000)	(126,000)

FFO applicable to diluted common shares	7,468,000	10,054,000
Acquisition costs (a)	2,597,000	499,000
Financing costs (b)	89,000	57,000
Redevelopment costs (c)	393,000	—
Management transition costs (d)	1,427,000	—

Operating FFO applicable to diluted common shares	$11,974,000	$10,610,000

FFO per diluted common share	$0.09	$0.12

Operating FFO per diluted common share	$0.14	$0.13

Weighted average number of diluted common shares:
Common shares	85,214,000	84,302,000
OP Units	352,000	393,000

	85,566,000	84,695,000

(a)	Represents costs directly associated with acquiring a property that are expensed pursuant to GAAP such as transfer taxes, brokerage fees and legal expenses.
(b)	Represents extinguishment of debt costs.
(c)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
(d)	Costs associated with hiring a new Chief Operating Officer and estimated expenses related to termination of prior Chief Operating Officer.

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At March 31, 2016, the Company had $9.0 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans. Based on the Company’s leverage ratio at March 31, 2016, the following table details the unsecured term loans which are subject to interest rate swap agreements:

	Effective	Maturity	Effective fixed
Amount	date	date	interest rate
$75,000,000	July 2014	February 2019	2.9%
$50,000,000	July 2015	February 2020	2.8%
$75,000,000	July 2014	February 2021	4.0%
$50,000,000	July 2015	February 2022	3.3%

At March 31, 2016, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $555.0 million of fixed-rate debt outstanding was 4.4%, with maturities at various dates through 2029. The average interest rate on the $129.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 1.8%. With respect to the $129.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.3 million per annum.

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

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of March 31, 2016, and have concluded that such disclosure controls and procedures are effective.

During the three months ended March 31, 2016, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A.	Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits

A list of exhibits to this quarterly report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR REALTY TRUST, INC.

By:	/s/ BRUCE J. SCHANZER	By:	/s/ PHILIP R. MAYS
	Bruce J. Schanzer		Philip R. Mays
	President and Chief		Chief Financial Officer
	Executive Officer		(Principal financial officer)
(Principal executive officer)

May 5, 2016

EXHIBIT INDEX

Exhibit 10.1	Employment Agreement between Cedar Realty Trust, Inc. and Robin McBride Zeigler dated as of February 26, 2016, effective as of March 31, 2016

Exhibit 10.2	Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., Regions Bank and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of April 26, 2016.

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document