Form 10-Q
period 2016-06-30
CEDAR REALTY TRUST, INC.
filed 2016-08-04
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 1, 2016, there were 85,340,790 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended,  and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, "anticipates", "believes", "expects", "intends", "future", and words of similar import, or the negative thereof. Factors which could cause actual results to differ materially from current expectations include, but are not limited to:  adverse general economic conditions in the United States and uncertainty in the credit and retail markets; financing risks, such as the inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability; risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, tenant bankruptcies, adverse impact of internet sales demand, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; risks endemic to real estate and the real estate industry generally; the impact of the Company’s level of indebtedness on operating performance; inability of tenants to meet their rent and other lease obligations; adverse impact of new technology and e-commerce developments on the Company’s tenants; competitive risk; risks related to the geographic concentration of the Company’s properties in the Washington D.C. to Boston corridor; the effects of natural and other disasters; and the inability of the Company to realize anticipated returns from its redevelopment activities; and the risk factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2016	2015

ASSETS
Real estate:
Land	$327,046,000	$323,859,000
Buildings and improvements	1,267,707,000	1,226,168,000
	1,594,753,000	1,550,027,000
Less accumulated depreciation	(319,621,000)	(300,832,000)
Real estate, net	1,275,132,000	1,249,195,000

Real estate held for sale	—	14,402,000
Cash and cash equivalents	2,660,000	2,083,000
Restricted cash	4,099,000	5,592,000
Receivables	17,394,000	17,912,000
Other assets and deferred charges, net	26,749,000	29,196,000
TOTAL ASSETS	$1,326,034,000	$1,318,380,000

LIABILITIES AND EQUITY
Mortgage loans payable	$303,319,000	$298,089,000
Unsecured revolving credit facility	92,000,000	78,000,000
Unsecured term loans	297,168,000	297,731,000
Accounts payable and accrued liabilities	32,397,000	23,831,000
Unamortized intangible lease liabilities	21,741,000	23,187,000
Total liabilities	746,625,000	720,838,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 85,342,000 and 85,049,000 shares, issued and outstanding, respectively)	5,121,000	5,103,000
Treasury stock (3,287,000 and 3,182,000 shares, respectively, at cost)	(18,333,000)	(17,284,000)
Additional paid-in capital	827,828,000	825,979,000
Cumulative distributions in excess of net income	(413,519,000)	(404,350,000)
Accumulated other comprehensive loss	(13,585,000)	(4,059,000)
Total Cedar Realty Trust, Inc. shareholders' equity	578,173,000	596,050,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	(1,150,000)	(970,000)
Limited partners' OP Units	2,386,000	2,462,000
Total noncontrolling interests	1,236,000	1,492,000
Total equity	579,409,000	597,542,000
TOTAL LIABILITIES AND EQUITY	$1,326,034,000	$1,318,380,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
REVENUES
Rents	$29,897,000	$29,196,000	$59,027,000	$58,158,000
Expense recoveries	7,471,000	7,414,000	16,429,000	17,035,000
Other	504,000	132,000	667,000	184,000
Total revenues	37,872,000	36,742,000	76,123,000	75,377,000
EXPENSES
Operating, maintenance and management	5,636,000	5,657,000	12,791,000	14,001,000
Real estate and other property-related taxes	4,941,000	4,965,000	9,821,000	9,652,000
General and administrative	3,975,000	3,652,000	9,322,000	7,571,000
Acquisition costs	527,000	—	3,124,000	499,000
Depreciation and amortization	10,972,000	9,721,000	20,633,000	19,229,000
Total expenses	26,051,000	23,995,000	55,691,000	50,952,000

OTHER
Gain on sale	—	—	59,000	—
Impairment charges	—	(124,000)	—	(1,233,000)
Total other	—	(124,000)	59,000	(1,233,000)

OPERATING INCOME	11,821,000	12,623,000	20,491,000	23,192,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(7,128,000)	(7,207,000)	(14,133,000)	(14,485,000)
Early extinguishment of debt costs	102,000	—	13,000	(57,000)
Total non-operating income and expenses	(7,026,000)	(7,207,000)	(14,120,000)	(14,542,000)

INCOME FROM CONTINUING OPERATIONS	4,795,000	5,416,000	6,371,000	8,650,000

DISCONTINUED OPERATIONS
Income from operations	—	—	—	12,000
Impairment reversals	—	—	—	153,000
Total income from discontinued operations	—	—	—	165,000

NET INCOME	4,795,000	5,416,000	6,371,000	8,815,000

Net loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	100,000	111,000	180,000	189,000
Limited partners' interest in Operating Partnership	(7,000)	(10,000)	-	(8,000)
Total net loss attributable to noncontrolling interests	93,000	101,000	180,000	181,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	4,888,000	5,517,000	6,551,000	8,996,000

Preferred stock dividends	(3,602,000)	(3,602,000)	(7,204,000)	(7,204,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$1,286,000	$1,915,000	$(653,000)	$1,792,000

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$0.01	$0.02	$(0.01)	$0.02
Discontinued operations	0.00	0.00	0.00	0.00
	$0.01	$0.02	$(0.01)	$0.02

Weighted average number of common shares - basic and diluted	81,677,000	81,488,000	81,667,000	81,103,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income	$4,795,000	$5,416,000	$6,371,000	$8,815,000

Other comprehensive income - unrealized (loss) gain on change in fair value of cash flow hedges	(4,596,000)	2,294,000	(9,566,000)	278,000

Comprehensive income (loss)	199,000	7,710,000	(3,195,000)	9,093,000

Comprehensive loss attributable to noncontrolling interests	112,000	91,000	220,000	179,000

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$311,000	$7,801,000	$(2,975,000)	$9,272,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Six months ended June 30, 2016

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
					Treasury	Additional	distributions	other
					stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	(loss)	Total
Balance, December 31, 2015	7,950,000	$190,661,000	85,049,000	$5,103,000	$(17,284,000)	$825,979,000	$(404,350,000)	$(4,059,000)	$596,050,000
Net income (loss)	—	—	—	—	—	—	6,551,000	—	6,551,000
Unrealized loss on change in fair value of flow hedges	—	—	—	—	—	—	—	(9,526,000)	(9,526,000)
Share-based compensation, net	—	—	291,000	18,000	(1,049,000)	1,837,000	—	—	806,000
Common stock sales, net of issuance expenses	—	—	2,000	—	—	11,000	—	—	11,000
Preferred stock dividends	—	—	—	—	—	—	(7,204,000)	—	(7,204,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(8,516,000)	—	(8,516,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	1,000	—	—	1,000
Balance, June 30, 2016	7,950,000	$190,661,000	85,342,000	$5,121,000	$(18,333,000)	$827,828,000	$(413,519,000)	$(13,585,000)	$578,173,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2015	$(970,000)	$2,462,000	$1,492,000	$597,542,000
Net income (loss)	(180,000)	—	(180,000)	6,371,000
Unrealized loss on change in fair value of flow hedges	—	(40,000)	(40,000)	(9,566,000)
Share-based compensation, net	—	—	—	806,000
Common stock sales, net of issuance expenses	—	—	—	11,000
Preferred stock dividends	—	—	—	(7,204,000)
Distributions to common shareholders/noncontrolling interests	—	(35,000)	(35,000)	(8,551,000)
Reallocation adjustment of limited partners' interest	—	(1,000)	(1,000)	-
Balance, June 30, 2016	$(1,150,000)	$2,386,000	$1,236,000	$579,409,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$6,371,000	$8,815,000
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges	—	1,080,000
Gain on sale	(59,000)	—
Straight-line rents	230,000	(289,000)
Provision for doubtful accounts	631,000	793,000
Depreciation and amortization	20,633,000	19,229,000
Amortization of intangible lease liabilities	(1,410,000)	(1,660,000)
Expense relating to share-based compensation, net	1,340,000	1,705,000
Amortization (including accelerated write-off) of deferred financing costs	791,000	830,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(829,000)	(2,286,000)
Prepaid expenses and other	878,000	1,797,000
Accounts payable and accrued liabilities	(994,000)	(2,686,000)
Net cash provided by operating activities	27,582,000	27,328,000

INVESTING ACTIVITIES
Acquisitions of real estate	(31,928,000)	(24,453,000)
Expenditures for real estate improvements	(4,480,000)	(3,281,000)
Net proceeds from sales of real estate	14,494,000	4,252,000
Construction escrows and other	1,883,000	(238,000)
Net cash used in investing activities	(20,031,000)	(23,720,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(62,000,000)	(154,000,000)
Advances under revolving credit facility	76,000,000	82,000,000
Advances under term loans	—	100,000,000
Mortgage borrowing	50,000,000	—
Mortgage repayments	(53,864,000)	(38,867,000)
Payments of debt financing costs	(1,366,000)	(2,602,000)
Noncontrolling interests:
Purchase of joint venture minority interests share	—	(11,216,000)
Distributions to limited partners	(35,000)	(40,000)
Redemptions of OP Units	—	(7,000)
Common stock sales less issuance expenses, net	11,000	41,698,000
Preferred stock dividends	(7,204,000)	(7,204,000)
Distributions to common shareholders	(8,516,000)	(8,498,000)
Net cash (used in) provided by financing activities	(6,974,000)	1,264,000

Net increase in cash and cash equivalents	577,000	4,872,000
Cash and cash equivalents at beginning of period	2,083,000	3,499,000
Cash and cash equivalents at end of period	$2,660,000	$8,371,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the "Company") is a real estate investment trust ("REIT") that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, D.C. to Boston corridor. At June 30, 2016, the Company owned and managed a portfolio of 62 operating properties.

Cedar Realty Trust Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2016, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at June 30, 2016) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 352,000 OP Units outstanding at June 30, 2016 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

As used herein, the "Company" refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Supplemental Consolidated Statements of Cash Flows Information

	Six months ended June 30,
	2016	2015
Supplemental disclosure of cash activities:
Cash paid for interest	$13,871,000	$14,249,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	349,000	244,000
Mortgage loan payable assumed upon acquisition	8,501,000	—

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

The purchase prices have been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with accounting policies for business combinations, with such valuations to be finalized when valuation studies are completed.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Disposition

On February 11, 2016, the Company sold Liberty Marketplace, located in Dubois, Pennsylvania, for $15.0 million.

Real Estate Held for Sale

The Company conducts a continuing review of the values for all properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices, less costs to sell, for properties sold, or contract amounts, less estimated costs to sell, for properties in the process of being sold, (2) estimated sales prices based on discounted cash flow analyses, if no contract amounts were as yet being negotiated (see Note 4 - “Fair Value Measurements”), or (3) with respect to land parcels, estimated sales prices, less cost to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company performs recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value or estimated fair values less costs to sell.

Discontinued Operations

The following is a summary of the components of income from discontinued operations for the six months ended June 30, 2015:

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

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities.  As of June 30, 2016 and December 31, 2015, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were $311.3 million and $308.1 million, respectively; the carrying values of such loans were $303.3 million and $298.1 million, respectively. As of June 30, 2016 and December 31, 2015, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values.

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of June 30, 2016, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, respectively:

	June 30, 2016
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$607,000	$—	$—	$607,000
Deferred compensation liabilities (b)	$604,000	$—	$—	$604,000
Interest rate swaps liability (b)	$—	$13,618,000	$—	$13,618,000

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$539,000	$—	$—	$539,000
Deferred compensation liabilities (b)	$529,000	$—	$—	$529,000
Interest rate swaps liability (b)	$—	$3,945,000	$—	$3,945,000

(a) Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

There were no assets measured at fair value on a non-recurring basis as of June 30, 2016. The following table shows the hierarchy for those assets measured at fair value on a non-recurring basis as of December 31, 2015:

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$14,402,000	$—	$14,402,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

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

Mortgage Loans Payable

The Company repaid the following mortgage loans payable during 2016:

		Principal payoff
Property	Repayment date	amount
Gold Star Plaza	March 10, 2016	$953,000
West Bridgewater	June 6, 2016	$10,037,000
Hamburg Square	July 1, 2016	$4,569,000
Meadows Marketplace	August 1, 2016	$9,089,000
Carman's Plaza	August 1, 2016	$33,500,000

On May 3, 2016, the Company refinanced its existing $40.3 million mortgage loan payable secured by Franklin Village Plaza with a new $50.0 million mortgage loan payable, bearing interest at the rate of 3.9% per annum and maturing in June 2026.

Unsecured Revolving Credit Facility and Term Loans

The Company has a $310 million unsecured credit facility which consists of (1) a $260 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of June 30, 2016, the Company had $168.0 million available for additional borrowings under the revolving credit facility.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt. As of June 30, 2016 the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and terms loans are based on the Company’s leverage ratio.

On April 26, 2016, the Company closed a new $100 million unsecured term loan maturing April 26, 2023 (none of which was borrowed at closing). Proceeds from the term loan can be drawn at any time from closing until October 26, 2016, and are expected to be used primarily to repay mortgages maturing through January 2017. Interest on borrowings under the term loan can range from LIBOR plus 165 to 225 bps (165 bps on June 30, 2016), based on the Company’s leverage ratio. Additionally, the Company entered into a forward interest rate swap agreement which will convert the LIBOR rate to a fixed rate for the term loan beginning November 1, 2016 through its maturity. As a result, the effective fixed interest rate will be 3.2%, based on the Company’s leverage ratio at June 30, 2016.

Derivative Financial Instruments

At June 30, 2016, the Company had $13.6 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

affect earnings. The Company estimates that approximately $4.0 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at June 30, 2016 and December 31, 2015:

June 30, 2016
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	value	dates	location
Qualifying	Interest rate swaps	5	$350,000,000	$13,618,000	2019 - 2023	Accounts payable and accrued liabilities

December 31, 2015
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	value	dates	location
Qualifying	Interest rate swaps	4	$250,000,000	$3,945,000	2019 - 2022	Accounts payable and accrued liabilities

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2016 and 2015, respectively:

		(Loss) gain recognized in other
		comprehensive income
		(effective portion)
Designation/		Three months ended June 30,		Six months ended June 30,
Cash flow	Derivative	2016	2015	2016	2015
Qualifying	Interest rate swaps	$(5,504,000)	$1,562,000	$(11,396,000)	$(1,185,000)

		(Loss) recognized in other
		comprehensive income
		reclassified into earnings (effective portion)
		Three months ended June 30,		Six months ended June 30,
	Classification	2016	2015	2016	2015
	Continuing Operations	$(908,000)	$(732,000)	$(1,830,000)	$(1,463,000)

As of June 30, 2016 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of June 30, 2016, if a counterparty were to default, the Company would receive a net interest benefit.

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company's consolidated financial statements.

Note 7. Shareholders’ Equity

On August 1, 2016, the Company completed a public offering of 5,750,000 common shares on a forward basis in connection with a forward sale agreement under which the Company has agreed to issue and sell to the forward purchaser (subject to the Company’s right to cash settle or net settle the forward sale agreement) the same number of shares of common stock sold by the forward purchaser to the underwriter in the public offering. Estimated net proceeds are $44.2 million, before adjustments for dividends paid and other administrative costs prior to settlement. The Company expects to physically settle the forward sale agreement in full, which is expected to occur on one or more dates no later than August 1, 2017.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Common stock	$0.050	$0.050	$0.100	$0.100
7.250% Series B Preferred Stock	$0.453	$0.453	$0.906	$0.906

On July 25, 2016, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on August 22, 2016 to shareholders of record on August 12, 2016.

Note 8. Revenues

Rental revenues for the three and six months ended June 30, 2016 and 2015, respectively, are comprised of the following:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Base rents	$28,902,000	$28,063,000	$57,587,000	$55,855,000
Percentage rent	183,000	210,000	260,000	354,000
Straight-line rents	87,000	93,000	(230,000)	289,000
Amortization of intangible lease liabilities, net	725,000	830,000	1,410,000	1,660,000
Total rents	$29,897,000	$29,196,000	$59,027,000	$58,158,000

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and six months ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016		2015
Expense relating to share grants	$886,000	$926,000	$1,453,000	(a)	$1,749,000
Amounts capitalized	(56,000)	(25,000)	(113,000)		(44,000)
Total charged to operations	$830,000	$901,000	$1,340,000		$1,705,000

(a)	Net of an expense reduction of $267,000 relating to a forfeiture of restricted shares in connection with an employment termination.

The Company’s 2012 Stock Incentive Plan (the “2012 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. During the six months ended June 30, 2016, there were 491,000 restricted shares issued, with a weighted average grant date fair value of $6.87 per share. At June 30, 2016, 1.1 million shares remained available for grants pursuant to the 2012 Plan.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended June 30, 2016 and 2015, the Company had 3.7 million and 3.5 million, respectively, of weighted average unvested restricted shares outstanding.  For the six months ended June 30, 2016 and 2015, the Company had 3.6 million and 3.6 million, respectively, of

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2016

(unaudited)

weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2016 and 2015, respectively:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator
Income from continuing operations	$4,795,000	$5,416,000	$6,371,000	$8,650,000
Preferred stock dividends	(3,602,000)	(3,602,000)	(7,204,000)	(7,204,000)
Net loss attributable to noncontrolling interests	93,000	101,000	180,000	182,000
Net earnings allocated to unvested shares	(183,000)	(181,000)	(350,000)	(358,000)
Income (loss) from continuing operations attributable to vested common shares	1,103,000	1,734,000	(1,003,000)	1,270,000
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	-	-	-	164,000
Net income (loss) attributable to vested common shares outstanding	$1,103,000	$1,734,000	$(1,003,000)	$1,434,000
Denominator
Weighted average number of vested common shares outstanding	81,677,000	81,488,000	81,667,000	81,103,000
Earnings per vested common share, basic and diluted
Continuing operations	$0.01	$0.02	$(0.01)	$0.02
Discontinued operations	0.00	0.00	0.00	0.00
	$0.01	$0.02	$(0.01)	$0.02

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding were 352,000 and 393,000 for the three months ended June 30, 2016 and 2015, respectively, and 352,000 and 393,000 for the six months ended June 30, 2016 and 2015, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from July 1, 2016 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington D.C. to Boston corridor. At June 30, 2016, the Company owned and managed a portfolio of 62 operating properties totaling 9.6 million square feet of gross leasable area (“GLA”). The portfolio was 91.2% leased and 90.3% occupied at June 30, 2016.

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

Disposition

During the six months ended June 30, 2016, the Company sold the following property:

			Date	Sales
Property	Location	GLA	Sold	Price
Liberty Marketplace	Dubois, PA	68,200	2/11/2016	$15,000,000

Debt

The Company repaid the following mortgage loans payable during 2016:

		Principal payoff
Property	Repayment date	amount
Gold Star Plaza	March 10, 2016	$953,000
West Bridgewater	June 6, 2016	$10,037,000
Hamburg Square	July 1, 2016	$4,569,000
Meadows Marketplace	August 1, 2016	$9,089,000
Carman's Plaza	August 1, 2016	$33,500,000

On April 26, 2016, the Company closed a new $100 million unsecured term loan maturing April 26, 2023 (none of which was borrowed at closing). Proceeds from the term loan can be drawn at any time from closing until October 26, 2016, and are expected to be used primarily to repay mortgages maturing through January 2017. Interest on borrowings under the term loan can range from LIBOR plus 165 to 225 bps (165 bps on June 30, 2016), based on the Company’s leverage ratio. Additionally, the Company entered into a forward interest rate swap agreement which will convert the LIBOR rate to a fixed rate for the term loan beginning November 1, 2016 through its maturity. As a result, the effective fixed interest rate will be 3.2%, based on the Company’s leverage ratio at June 30, 2016.

On May 3, 2016, the Company refinanced its existing $40.3 million mortgage loan payable secured by Franklin Village Plaza with a new $50.0 million mortgage loan payable, bearing interest at the rate of 3.9% per annum and maturing in June 2026.

Equity

On August 1, 2016, the Company completed a public offering of 5,750,000 common shares on a forward basis in connection with a forward sale agreement under which the Company has agreed to issue and sell to the forward purchaser (subject to the Company’s right to cash settle or net settle the forward sale agreement) the same number of shares of common stock sold by the forward purchaser to the underwriter in the public offering. Estimated net proceeds are $44.2 million, before adjustments for dividends paid and other administrative costs prior to settlement. The Company expects to physically settle the forward sale agreement in full, which is expected to occur on one or more dates no later than August 1, 2017.

Results of Operations

Comparison of three months ended June 30, 2016 to 2015

			Change
	2016	2015	Dollars	Percent
Revenues	$37,872,000	$36,742,000	$1,130,000	3.1%
Property operating expenses	(10,577,000)	(10,622,000)	45,000	-0.4%
Property operating income	27,295,000	26,120,000	1,175,000
General and administrative	(3,975,000)	(3,652,000)	(323,000)	8.8%
Acquisition costs	(527,000)	—	(527,000)	n/a
Depreciation and amortization	(10,972,000)	(9,721,000)	(1,251,000)	12.9%
Impairment charges	—	(124,000)	124,000	n/a
Interest expense	(7,128,000)	(7,207,000)	79,000	-1.1%
Early extinguishment of debt costs	102,000	—	102,000	n/a
Income from continuing operations	4,795,000	5,416,000	(621,000)
Discontinued operations	—	—	—	n/a
Net income	4,795,000	5,416,000	(621,000)
Net loss attributable to noncontrolling interests	93,000	101,000	(8,000)
Net income attributable to Cedar Realty Trust, Inc.	$4,888,000	$5,517,000	$(629,000)

Revenues were higher primarily as a result of (1) an increase of $1.8 million in rental revenues and expense recoveries attributable to properties acquired in 2016 and 2015, and (2) an increase of $0.4 million in other income which was primarily attributable to lease termination income, partially offset by (1) a decrease of $0.5 million in rental revenues and expense recoveries attributable to properties that were sold in 2016 and 2015, (2) a decrease of $0.4 million in expense recoveries as a result of lower recoverable operating expenses attributable to the Company’s same-center properties, and (3) a decrease of $0.2 million in straight-line revenue and amortization of intangible lease liabilities revenue attributable to the Company’s same-center properties.

Property operating expenses remained substantially the same as a result of (1) a decrease of $0.5 million in property operating expense attributable to the Company’s same-center properties, and (2) a decrease of $0.2 million in property operating expenses attributable to properties that were sold in 2016 and 2015, offset by an increase of $0.5 million in property operating expenses attributable to properties acquired in 2016 and 2015.

General and administrative costs were higher primarily as a result of an increase in payroll, payroll related benefits and professional fees.

Acquisition costs in 2016 relate to the acquisition of Glenwood Village, located in Bloomfield, New Jersey.

Depreciation and amortization expenses were higher primarily as a result of an increase of $1.1 million in depreciation and amortization expenses attributable to properties acquired in 2016 and 2015.

Impairment charges in 2015 relate to properties that were initially classified as held for sale in 2015.

Interest expense was lower primarily as a result of (1) $0.3 million as a result of a decrease in the overall weighted average interest rate, and (2) $0.1 million as a result of additional capitalized interest, partially offset by an increase of $0.3 million as a result of an increase in the overall outstanding principal balance of debt.

Comparison of six months ended June 30, 2016 to 2015

			Change
	2016	2015	Dollars	Percent
Revenues	$76,123,000	$75,377,000	$746,000	1.0%
Property operating expenses	(22,612,000)	(23,653,000)	1,041,000	-4.4%
Property operating income	53,511,000	51,724,000	1,787,000
General and administrative	(9,322,000)	(7,571,000)	(1,751,000)	23.1%
Acquisition costs	(3,124,000)	(499,000)	(2,625,000)	n/a
Depreciation and amortization	(20,633,000)	(19,229,000)	(1,404,000)	7.3%
Gain on sales	59,000	—	59,000	n/a
Impairment charges	—	(1,233,000)	1,233,000	n/a
Interest expense	(14,133,000)	(14,485,000)	352,000	-2.4%
Early extinguishment of debt costs	13,000	(57,000)	70,000	n/a
Income from continuing operations	6,371,000	8,650,000	(2,279,000)
Discontinued operations	—	165,000	(165,000)	n/a
Net income	6,371,000	8,815,000	(2,444,000)
Net loss attributable to noncontrolling interests	180,000	181,000	(1,000)
Net income attributable to Cedar Realty Trust, Inc.	$6,551,000	$8,996,000	$(2,445,000)

Revenues were higher primarily as a result of (1) an increase of $3.3 million in rental revenues and expense recoveries attributable to properties acquired in 2016 and 2015, and (2) an increase of $0.5 million in other income which was primarily attributable to lease termination income, partially offset by (1) a decrease of $1.1 million in expense recoveries as a result of lower recoverable operating expenses attributable to the Company’s same-center properties, (2) a decrease of $1.0 million in rental revenues and expense recoveries attributable to properties that were sold in 2016 and 2015, (3) a decrease of $0.6 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties, and (4) a decrease of $0.4 million in straight-line revenue and amortization of intangible lease liabilities revenue attributable to the Company’s same-center properties.

Property operating expenses were lower primarily as a result of (1) a decrease of $1.5 million in recoverable operating expense, consisting primarily of snow removal costs, attributable to the Company’s same-center properties, and (2) a decrease of $0.4 million in property operating expenses attributable to properties that were sold in 2016 and 2015, partially offset by an increase of $0.9 million in property operating expenses attributable to properties acquired in 2016 and 2015.

General and administrative costs were higher primarily as a result of (1) $1.4 million associated with the signing bonus and relocation expenses associated with the hiring of the new Chief Operating Officer and estimated expenses relating to the termination of the prior Chief Operating Officer, with the remainder being the result of (2) an increase in payroll, payroll related benefits, and professional fees.

Acquisition costs in 2016 relate to (1) $1.7 million of transfer taxes relating to the buyout of a ground lease and acquisition of the fee interest in a currently owned property, (2) $0.6 million for the purchase of Glenwood Village, located in Bloomfield, New Jersey, (3) $0.5 million for the purchase of the Shoppes at Arts District, located in Hyattsville, Maryland, and (4) $0.4 million for additional real estate transfer taxes assessed on a property which was purchased in 2014. Acquisition costs in 2015 relate to the purchase of Lawndale Plaza, located in Philadelphia, Pennsylvania.

Depreciation and amortization expenses were higher primarily as a result of (1) an increase of $1.5 million in depreciation and amortization expenses attributable to properties acquired in 2016 and 2015, and (2) an increase of $0.3 million in depreciation and amortization expenses attributable to the Company’s redevelopment properties, partially offset by a decrease of $0.4 million in depreciation and amortization expenses attributable to the Company’s same-center properties.

Gain on sales in 2016 relates to the sale of Liberty Marketplace, located in Dubois, Pennsylvania.

Impairment charges in 2015 relate to properties that were initially classified as held for sale in 2015.

Interest expense was lower primarily as a result of (1) $0.8 million as a result of a decrease in the overall weighted average interest rate, and (2) $0.1 million as a result of additional capitalized interest, partially offset by an increase of $0.5 million as a result of an increase in the overall outstanding principal balance of debt.

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

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Consolidated operating income	$11,821,000	$12,623,000	$20,491,000	$23,192,000
Add (deduct):
General and administrative	3,975,000	3,652,000	9,322,000	7,571,000
Acquisition costs	527,000	—	3,124,000	499,000
Gain on sales	—	—	(59,000)	—
Impairment charges	—	124,000	—	1,233,000
Depreciation and amortization	10,972,000	9,721,000	20,633,000	19,229,000
Corporate costs included in property expenses charges to all properties	1,093,000	1,086,000	2,212,000	2,236,000
Straight-line rents	(87,000)	(93,000)	230,000	(289,000)
Amortization of intangible lease liabilities	(725,000)	(830,000)	(1,410,000)	(1,660,000)
Internal management fees charged to same center properties	(991,000)	(1,016,000)	(1,980,000)	(1,948,000)
Other adjustments	(324,000)	112,000	(301,000)	183,000
NOI related to properties not defined as same-property	(2,778,000)	(2,232,000)	(6,137,000)	(4,789,000)
Same-property NOI	$23,483,000	$23,147,000	$46,125,000	$45,457,000

Number of same properties	55	55	54	54
Same-property occupancy, end of period	91.1%	92.5%	91.0%	92.5%
Same-property leased, end of period	91.6%	93.6%	91.5%	93.5%
Same-property average base rent, end of period	$13.49	$13.20	$13.43	$13.14

Same-property NOI for the comparative three month periods increased by 1.5%. The results reflect an increase in average base rent of $0.29 per square foot, which was partially offset by a decrease in occupancy of 140 bps. Same-property NOI for the comparative six month periods increased by 1.5%. The results reflect an increase in average base rent of $0.29 per square foot, which was partially offset by a decrease in occupancy of 150 bps.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the six months ended June 30, 2016:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($) (a)
Renewals	78	417,100	14.19	13.08	8.5%	0.00
New Leases - Comparable	12	33,900	13.53	12.64	7.0%	20.17
New Leases - Non-Comparable	7	32,700	17.46	n/a	n/a	3.20
Total (b)	97	483,700	14.37	n/a	n/a	1.63

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Legal fees and leasing commissions averaged a combined total of $2.42 per square foot.

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

The Company has a $310 million unsecured credit facility which consists of (1) a $260 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of June 30, 2016, the Company had $168.0 million available for additional borrowings under the revolving credit facility.

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

On August 1, 2016, the Company completed a public offering of 5,750,000 common shares on a forward basis in connection with a forward sale agreement under which the Company has agreed to issue and sell to the forward purchaser (subject to the Company’s right to cash settle or net settle the forward sale agreement) the same number of shares of common stock sold by the forward purchaser to the underwriter in the public offering. Estimated net proceeds are $44.2 million, before adjustments for dividends paid and other administrative costs prior to settlement. The Company expects to physically settle the forward sale agreement in full, which is expected to occur on one or more dates no later than August 1, 2017.

As of June 30, 2016, the Company has $74.3 million of scheduled balloon payments remaining for 2016 and a scheduled balloon payment of $60.5 million on January 1, 2017. These scheduled balloon payments will primarily be repaid from (1) the proceeds of the $100 million unsecured term loan which closed on April 26, 2016 (see above), and (2) availability under the existing revolving credit facility.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt. As of June 30, 2016 the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and terms loans are based on the Company’s leverage ratio.

Debt is comprised of the following at June 30, 2016:

		Contractual
		interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages	$303,659,000	5.2%	3.9% - 7.5%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	92,000,000	1.8%
Term loan	50,000,000	1.8%
Fixed-rate (a):
Term loan	75,000,000	2.9%
Term loan	50,000,000	2.8%
Term loan	75,000,000	4.0%
Term loan	50,000,000	3.3%
	695,659,000	3.8%
Unamortized premium	727,000
Unamortized debt issuance costs	(3,899,000)
	$692,487,000

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

Net Cash Flows

	June 30,
	2016	2015
Cash flows provided by (used in):
Operating activities	$27,582,000	$27,328,000
Investing activities	$(20,031,000)	$(23,720,000)
Financing activities	$(6,974,000)	$1,264,000

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $28.5 million for the six months ended June 30, 2016 and $30.5 million for the six months ended June 30, 2015. The $2.0 million decrease was primarily attributable to the increase in acquisition costs, partially offset by a reduction in interest expense.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the six months ended June 30, 2016, the Company acquired two shopping centers, which were partially paid in cash for $31.9 million, and incurred expenditures of $4.5 million for property improvements, which was offset by $14.5 million in proceeds from the sale of a property classified as held for sale, and a decrease of

$1.9 million in construction escrows and other. During the six months ended June 30, 2015, the Company acquired a shopping center for $24.5 million, and incurred expenditures of $3.3 million for property improvements, which was offset by $4.3 million in proceeds received from sales of properties classified as held for sale.

Financing Activities

During the six months ended June 30, 2016, the Company made $53.9 million of repayments of mortgage obligations, $15.7 million of preferred and common stock distributions, and $1.4 million of payments for debt financing costs, which was offset by a mortgage borrowing of $50.0 million and net borrowings of $14.0 million under the revolving credit facility. During the six months ended June 30, 2015, the Company borrowed $100.0 million under a new term loan and received proceeds, net of issuance expenses, of $41.7 million in sales of its common stock, which was offset by $72.0 million of net repayments under the revolving credit facility, $38.9 million of repayments of mortgage obligations, $15.7 million of preferred and common stock distributions, $11.2 million for the purchase of joint venture minority interests share, and $2.6 million of payments for debt financing costs.

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

A reconciliation of net income (loss) attributable to common shareholders to FFO and Operating FFO for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common shareholders	$1,286,000	$1,915,000	$(653,000)	$1,792,000
Real estate depreciation and amortization	10,930,000	9,657,000	20,548,000	19,084,000
Limited partners' interest	7,000	10,000	—	8,000
Impairment charges	—	124,000	—	1,080,000
Gain on sales	—	—	(59,000)	—
Consolidated minority interests:
Share of loss	(100,000)	(111,000)	(180,000)	(189,000)
Share of FFO	(47,000)	(42,000)	(112,000)	(168,000)
FFO applicable to diluted common shares	12,076,000	11,553,000	19,544,000	21,607,000
Acquisition costs (a)	527,000	—	3,124,000	499,000
Financing costs (b)	(102,000)	—	(13,000)	57,000
Redevelopment costs (c)	83,000	—	476,000	—
Management transition costs (d)	—	—	1,427,000	—
Operating FFO applicable to diluted common shares	$12,584,000	$11,553,000	$24,558,000	$22,163,000

FFO per diluted common share	$0.14	$0.14	$0.23	$0.25
Operating FFO per diluted common share	$0.15	$0.14	$0.29	$0.26
Weighted average number of diluted common shares:
Common shares	85,342,000	85,022,000	85,278,000	84,662,000
OP Units	352,000	393,000	352,000	393,000
	85,694,000	85,415,000	85,630,000	85,055,000

(a)	Represents costs directly associated with acquiring a property that are expensed pursuant to GAAP such as transfer taxes, brokerage fees and legal expenses.
(b)	Represents extinguishment of debt costs.
(c)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
(d)	Costs associated with hiring a new Chief Operating Officer and estimated expenses related to termination of prior Chief Operating Officer.

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At June 30, 2016, the Company had $13.6 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans. Based on the Company’s leverage ratio at June 30, 2016, the following table details the unsecured term loans which are subject to interest rate swap agreements:

	Effective	Maturity	Effective fixed
Amount	date	date	interest rate
$75,000,000	July 2014	February 2019	2.9%
$50,000,000	July 2015	February 2020	2.8%
$75,000,000	July 2014	February 2021	4.0%
$50,000,000	July 2015	February 2022	3.3%
$100,000,000	November 2016 (a)	April 2023	3.2%

(a)

The Company entered into a forward interest rate swap agreement in regards to the new $100 million unsecured term loan which closed on April 26, 2016.  None of the proceeds were borrowed at closing and proceeds can be drawn at any time until October 26, 2016.

At June 30, 2016, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $553.7 million of fixed-rate debt outstanding was 4.3%, with maturities at various dates through 2029. The average interest rate on the $142.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 1.8%. With respect to the $142.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.4 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of June 30, 2016, and have concluded that such disclosure controls and procedures are effective.

During the three months ended June 30, 2016, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

August 4, 2016

EXHIBIT INDEX

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