Form 10-K
period 2016-12-31
CEDAR REALTY TRUST, INC.
filed 2017-02-23
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sales price on June 30, 2016 of $7.43 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $606,862,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 85,420,135 on February 17, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2017 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CEDAR REALTY TRUST, INC.

Part I.

Items 1 and 2. Business and Properties

General

Cedar Realty Trust, Inc. (the “Company”) is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, D.C. to Boston corridor. At December 31, 2016, the Company owned and managed a portfolio of 61 operating properties (excluding properties “held for sale”) totaling approximately 9.1 million square feet of gross leasable area (“GLA”). The portfolio was 91.9% leased and 89.9% occupied at December 31, 2016.

The Company, organized in 1984, has elected to be taxed as a real estate investment trust (“REIT”) under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT under those provisions, the Company must have a preponderant percentage of its assets invested in, and income derived from, real estate and related sources. The Company’s objectives are to provide to its shareholders a professionally-managed real estate portfolio consisting primarily of grocery-anchored shopping centers straddling the Washington, D.C. to Boston corridor, which will provide substantial cash flow, currently and in the future, taking into account an acceptable modest risk profile, and which will present opportunities for additional growth in income and capital appreciation.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2016, the Company owned 99.6% of the Operating Partnership and is its sole general partner. The 351,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

The Company’s Properties

The following tables summarize information relating to the Company’s portfolio as of December 31, 2016:

	Number of		Percentage
State	properties	GLA	of GLA
Pennsylvania	26	4,619,100	50.6%
Massachusetts	8	1,258,300	13.8%
Connecticut	7	1,133,500	12.4%
Maryland / Washington, D.C.	7	930,000	10.2%
Virginia	8	556,300	6.1%
New Jersey	4	436,900	4.8%
New York	1	193,700	2.1%
Total portfolio	61	9,127,800	100.0%

Tenant Concentration

	Number				Annualized	Percentage
	of			Annualized	base rent	annualized
Tenant	stores	GLA	% of GLA	base rent	per sq. ft.	base rents
Top twenty tenants (a):
Giant Foods	10	643,000	7.0%	$10,587,000	$16.47	9.6%
LA Fitness	6	240,000	2.6%	3,994,000	16.64	3.6%
Shop Rite	3	182,000	2.0%	2,977,000	16.36	2.7%
Stop & Shop	3	211,000	2.3%	2,786,000	13.20	2.5%
Dollar Tree	22	224,000	2.5%	2,373,000	10.59	2.1%
Farm Fresh	4	196,000	2.1%	2,264,000	11.55	2.0%
Home Depot	2	253,000	2.8%	2,101,000	8.30	1.9%
Big Y	2	106,000	1.2%	1,926,000	18.17	1.7%
Staples	5	106,000	1.2%	1,721,000	16.24	1.6%
BJ's Wholesale Club	1	118,000	1.3%	1,683,000	14.26	1.5%
Marshalls	6	170,000	1.9%	1,465,000	8.62	1.3%
United Artist	1	78,000	0.9%	1,454,000	18.64	1.3%
Shaw's	2	125,000	1.4%	1,431,000	11.45	1.3%
Shoppers Food Warehouse	2	120,000	1.3%	1,267,000	10.56	1.1%
Ukrop's Supermarket	1	63,000	0.7%	1,233,000	19.57	1.1%
Walmart	3	192,000	2.1%	1,193,000	6.21	1.1%
Planet Fitness	5	96,000	1.1%	1,188,000	12.38	1.1%
Redner's	3	159,000	1.7%	1,159,000	7.29	1.0%
Kohl's	2	147,000	1.6%	1,113,000	7.57	1.0%
Home Goods	4	111,000	1.2%	992,000	8.94	0.9%
Sub-total top twenty tenants	87	3,540,000	38.8%	44,907,000	12.69	40.5%
Remaining tenants	761	4,663,000	51.1%	65,862,000	14.12	59.5%
Sub-total all tenants (b)	848	8,203,000	89.9%	$110,769,000	$13.50	100.0%
Vacant space	N/A	925,000	10.1%
Total	848	9,128,000	100.0%

(a)	Several of the tenants listed above share common ownership with other tenants:

(1) Giant Foods, Stop & Shop and Food Lion (GLA of 109,000; annualized base rent of $818,000), (2) Farm Fresh and Shoppers Food Warehouse, (3) Dollar Tree and Family Dollar (GLA of 29,000; annualized base rent of $329,000), (4) Marshalls, Home Goods, and TJ Maxx (GLA of 54,000; annualized base rent of $514,000), and (5) Shaw's and Acme Markets (GLA of 117,000; annualized base rent of $542,000).

(b)	Comprised of large tenants (15,000 or more GLA) and small tenants as follows:

		Percentage		Annualized	Percentage
	Occupied	of occupied	Annualized	base rent	annualized
	GLA	GLA	base rent	per sq. ft.	base rents
Large tenants	5,740,000	70.0%	$62,856,000	$10.95	56.7%
Small tenants	2,463,000	30.0%	47,913,000	19.45	43.3%
Total	8,203,000	100.0%	$110,769,000	$13.50	100.0%

Lease Expirations

					Annualized	Percentage
	Number		Percentage	Annualized	expiring	of annualized
Year of lease	of leases	GLA	of GLA	expiring	base rents	expiring
expiration	expiring	expiring	expiring	base rents	per sq. ft.	base rents
Month-To-Month	53	232,000	2.8%	$3,648,000	$15.72	3.3%
2017	106	827,000	10.1%	11,196,000	13.54	10.1%
2018	125	960,000	11.7%	14,244,000	14.84	12.9%
2019	119	858,000	10.5%	10,956,000	12.77	9.9%
2020	118	1,502,000	18.3%	17,712,000	11.79	16.0%
2021	118	991,000	12.1%	14,376,000	14.51	13.0%
2022	58	381,000	4.6%	5,376,000	14.11	4.9%
2023	22	154,000	1.9%	2,076,000	13.48	1.9%
2024	30	581,000	7.1%	7,716,000	13.28	7.0%
2025	29	476,000	5.8%	6,588,000	13.84	5.9%
2026	27	214,000	2.6%	3,348,000	15.64	3.0%
2027	14	157,000	1.9%	1,932,000	12.31	1.7%
Thereafter	29	870,000	10.6%	11,601,000	13.33	10.5%
All tenants	848	8,203,000	100.0%	$110,769,000	$13.50	100.0%
Vacant space	N/A	925,000	N/A
Total portfolio	848	9,128,000	N/A

Real Estate Summary

				Average
	Year		Percent	base rent per	Major Tenants (a)
Property Description	acquired	GLA	occupied	leased sq. ft.	Name	GLA
Connecticut
Big Y Shopping Center	2013	101,105	100.0%	$23.00	Big Y	63,817
Brickyard Plaza	2004	227,598	94.2%	8.90	Home Depot	103,003
					Kohl's	58,966
					Michaels	21,429
					Petsmart	20,405
Groton Shopping Center	2007	121,825	89.7%	11.85	TJ Maxx	30,000
					Goodwill	21,306
					Aldi	17,825
Jordan Lane	2005	177,504	99.2%	11.47	Stop & Shop	60,632
					Fallas	39,280
					Cardio Fitness	20,283
New London Mall	2009	259,566	88.1%	14.70	Shop Rite	64,017
					Marshalls	30,627
					Home Goods	25,432
					Petsmart	23,500
					A.C. Moore	20,932
Oakland Commons	2007	90,100	100.0%	6.37	Walmart	54,911
					Bristol Ten Pin	35,189
Southington Center	2003	155,842	98.5%	7.38	Walmart	95,482
					NAMCO	20,000
Total Connecticut		1,133,540	94.7%	11.76

Maryland / Washington, D.C.
East River Park	2015	150,107	93.2%	21.26	Safeway	40,000
					District of Columbia	34,400
Metro Square	2008	71,896	100.0%	19.96	Shoppers Food Warehouse	58,668
Oakland Mills	2005	58,224	100.0%	14.44	Weis Markets	43,470
San Souci Plaza (b)	2009	264,134	78.4%	10.67	Shoppers Food Warehouse	61,466
					Marshalls	27,000
					Maximum Health and Fitness	15,612
Shoppes at Arts District	2016	35,676	100.0%	35.74	Busboys and Poets	9,889
					Yes! Organic Market	7,169
Valley Plaza	2003	190,939	95.8%	5.61	K-Mart	95,810
					Ollie's Bargain Outlet	41,888
					Tractor Supply	32,095
Yorktowne Plaza	2007	158,982	85.8%	13.24	Food Lion	37,692
Total Maryland / Washington, D.C.		929,958	89.5%	13.90

Massachusetts
Fieldstone Marketplace	2005/2012	151,995	92.4%	11.52	Shaw's	68,000
					New Bedford Wine and Spirits	15,180
Franklin Village Plaza	2004/2012	303,144	89.9%	21.48	Stop & Shop	75,000
					Marshalls	26,890
					Team Fitness	15,807
Kings Plaza	2007	168,243	95.2%	6.77	Work Out World	42,997
					Fallas	28,504
					Ocean State Job Lot	20,300
					Savers	19,339
Norwood Shopping Center	2006	97,756	98.2%	10.20	Big Y	42,598
					Planet Fitness	18,830
					Dollar Tree	16,798
The Shops at Suffolk Downs	2005	121,320	100.0%	14.14	Stop & Shop	74,977
Timpany Plaza	2007	183,775	92.7%	7.69	Tops	59,947
					Big Lots	28,027
					Gardner Theater	27,576
Webster Plaza	2007	98,984	62.6%	13.90	Planet Fitness	18,681
West Bridgewater Plaza	2007	133,039	94.0%	8.73	Shaw's	57,315
					Pump N Jump	25,000
					Planet Fitness	15,000
Total Massachusetts		1,258,256	91.2%	12.64

				Average
	Year		Percent	base rent per	Major Tenants (a)
Property Description	acquired	GLA	occupied	leased sq. ft.	Name	GLA
New Jersey
Carll's Corner	2007	129,582	46.3%	13.05	Peebles	18,858
Glenwood Village	2016	63,844	89.9%	19.51	Super Foodtown	28,505
Pine Grove Plaza	2003	86,089	91.9%	11.21	Peebles	24,963
Washington Center Shoppes	2001	157,394	92.3%	9.67	Acme Markets	66,046
					Planet Fitness	20,742
Total New Jersey		436,909	78.2%	12.27

New York
Carman's Plaza	2007	193,736	50.6%	20.38	Home Goods	25,806
					Department of Motor Vehicle	19,310

Pennsylvania
Academy Plaza	2001	137,415	88.4%	14.67	Acme Markets	50,918
Camp Hill	2002	463,967	98.6%	14.89	Boscov's	159,040
					Giant Foods	92,939
					LA Fitness	45,000
					Orthopedic Inst of PA	40,904
					Barnes & Noble	24,908
					Staples	20,000
Colonial Commons	2011	461,914	97.8%	14.64	Giant Foods	67,815
					Dick's Sporting Goods	56,000
					LA Fitness	41,325
					Home Goods	31,436
					Ross Dress For Less	30,000
					Marshalls	27,000
					JoAnn Fabrics	25,500
					David's Furniture	24,970
					Office Max	23,500
					Old Navy	15,500
Crossroads II (b)	2008	133,717	93.9%	20.22	Giant Foods	78,815
Fairview Commons	2007	52,964	66.7%	11.34	Grocery Outlet	16,650
Fort Washington Center	2002	41,000	100.0%	21.83	LA Fitness	41,000
Gold Star Plaza	2006	71,720	97.8%	9.18	Redner's	48,920
Golden Triangle	2003	202,790	94.6%	13.49	LA Fitness	44,796
					Marshalls	30,000
					Staples	24,060
					Just Cabinets	18,665
					Aldi	15,242
Halifax Plaza	2003	51,510	100.0%	12.97	Giant Foods	32,000
Hamburg Square	2004	99,580	88.4%	6.54	Redner's	56,780
					Peebles	19,683
Lawndale Plaza	2015	93,040	98.8%	18.32	Shop Rite	63,342
Maxatawny Marketplace	2011	59,939	100.0%	12.35	Giant Foods	53,914
Meadows Marketplace	2004/2012	91,518	96.5%	15.74	Giant Foods	67,907
Mechanicsburg Center	2005	51,500	100.0%	22.57	Giant Foods	51,500
Newport Plaza	2003	64,489	100.0%	12.65	Giant Foods	43,400
Northside Commons	2008	69,136	100.0%	10.11	Redner's	53,019
Palmyra Shopping Center	2005	111,051	91.7%	7.60	Weis Markets	46,912
					Goodwill	18,104
Port Richmond Village	2001	154,908	79.0%	14.40	Thriftway	40,000
					Pep Boys	20,615
Quartermaster Plaza	2014	456,602	92.4%	14.38	Home Depot	150,000
					BJ's Wholesale Club	117,718
					Planet Fitness	23,146
					Staples	20,388
					Petsmart	19,089

				Average
	Year		Percent	base rent per		Major Tenants (a)
Property Description	acquired	GLA	occupied	leased sq. ft.		Name	GLA
Pennsylvania (continued)
River View Plaza	2003	236,217	87.1%	20.13		United Artists	77,700
						Avalon Carpet	25,000
						Pep Boys	22,000
						Staples	18,000
South Philadelphia	2003	283,415	74.9%	14.74		Shop Rite	54,388
						Ross Dress For Less	31,349
						LA Fitness	31,000
						Modell's	20,000
Swede Square	2003	100,816	95.5%	18.15		LA Fitness	37,200
The Commons	2004	203,426	64.7%	10.74		Bon-Ton	54,500
						TJ Maxx	24,404
The Point	2000	268,037	96.0%	13.01		Burlington Coat Factory	76,665
						Giant Foods	76,627
						A.C. Moore	24,890
						Staples	24,000
Trexler Mall	2005	337,297	96.4%	9.93		Kohl's	88,248
						Bon-Ton	62,000
						Lehigh Wellness Partners	33,227
						Oxyfit Gym	28,870
						Marshalls	28,488
						Home Goods	28,181
Trexlertown Plaza	2006	321,129	73.9%	13.83		Giant Foods	78,335
						Hobby Lobby	57,512
						Big Lots	33,824
						Tractor Supply	19,097
Total Pennsylvania		4,619,097	90.3%	14.12

Virginia
Coliseum Marketplace	2005	106,648	100.0%	16.92		Farm Fresh	57,662
						Michaels	23,981
Elmhurst Square	2006	66,254	94.3%	10.59		Food Lion	38,272
Fredericksburg Way	2005	63,000	100.0%	19.58		Ukrop's Supermarket	63,000
General Booth Plaza	2005	71,639	93.3%	13.93		Farm Fresh	53,758
Glen Allen Shopping Center	2005	63,328	100.0%	7.14		Publix	63,328
Kempsville Crossing	2005	79,512	92.7%	11.40		Walmart	41,975
						Farm Fresh	16,938
Oak Ridge Shopping Center	2006	38,700	92.2%	10.90		Food Lion	33,000
Suffolk Plaza	2005	67,216	100.0%	9.90		Farm Fresh	67,216
Total Virginia		556,297	96.9%	12.95

Total (91.9% leased at December 31, 2016)		9,127,793	89.9%	$13.50	(c)

(a)	Major tenants are determined as tenants with 15,000 or more sq.ft. of GLA, tenants at single-tenant properties, or the largest tenant at a property, based on GLA.
(b)

The Company has a 40% ownership interest in the San Souci Plaza joint venture and a 60% ownership interest in the Crossroads II joint venture. Based on partnership promotes, additional equity interests, and/or other terms of the related joint venture agreements, the Company currently recognizes the results of operations of these joint ventures in excess of its stated percentage ownership.

(c)

Average base rent is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2016. Tenant concessions are reflected in this measure except for a limited number of short-term (generally one to three months) free rent concessions provided to new tenants that took occupancy prior to the end of the reporting period but within the concession period. Average base rent would have been $13.41 per square foot if all such free rent concessions were reflected.

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

Excluding properties held for sale or sold, Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, leased an aggregate of approximately 11% of the Company’s GLA at December 31, 2016, and accounted for an aggregate of approximately 12% of the Company’s total revenues during 2016. No other tenant leased more than 10% of GLA at December 31, 2016, or contributed more than 10% of total revenues during 2016.

Executive Offices

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, pursuant to a lease which expires in February 2020.

Competition

The Company believes that competition for the acquisition and operation of grocery-anchored shopping centers is highly fragmented. It faces competition from institutional investors, public and private REITs, owner‑operators engaged in the acquisition, ownership and leasing of shopping centers, as well as from numerous local, regional and national real estate developers and owners in each of its markets. It also faces competition in leasing available space at its properties to prospective tenants. Competition for tenants varies depending upon the characteristics of each local market in which the Company owns and manages properties. The Company believes that the principal competitive factors in attracting tenants in its market are location, price and other lease terms, the presence of anchor tenants, the mix, quality and sales results of other tenants, and maintenance, appearance, access and traffic patterns of its properties.

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

Employees

As of December 31, 2016, the Company had 70 employees (69 full-time and one part-time). The Company believes that its relations with its employees are good.

Item 1A.	Risk Factors

Set forth below are the risk factors that we believe are material to our investors. Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of our common stock and other securities. In addition to the following disclosures, please refer to the other information contained in this Annual Report on Form 10-K including the accompanying consolidated financial statements and the related notes. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitation on forward-looking statements appearing elsewhere in this Annual Report on Form 10-K.

These risks factors are not exhaustive.  We operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for future periods for material updates to these risk factors.

Risks Related to Our Properties and Our Business

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

The geographic concentration of our properties in the Washington, D.C. to Boston corridor exposes us to greater economic risks than if the distribution of our properties encompassed a broader region.

Our properties are located largely in the region that straddles the Washington, D.C. to Boston corridor, which exposes us to greater economic risks than if our properties were more diversely located (in particular, 26 of our properties are located in Pennsylvania). Any adverse economic or real estate developments resulting from the regulatory environment, business climate, fiscal problems or weather in such regions could have an adverse impact on our prospects. In addition, the economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm our performance in the affected markets.

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

Our performance and value are subject to risks associated with real estate assets and with the real estate industry, including, among other things, risks related to adverse changes in national, regional and local economic and market conditions. Our continued ability to make expected distributions to our shareholders depends on our ability to generate sufficient revenues to meet operating expenses, future debt service and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties. These events and conditions include, but may not be limited to, the following:

•	local oversupply, increased competition or declining demand for real estate;
•	local economic conditions, which may be adversely impacted by plant closings, business layoffs, industry slow‑downs, weather conditions, natural disasters and other factors;
•

non-payment or deferred payment of rent or other charges by tenants, either as a result of tenant-specific financial ills, or general economic events or circumstances adversely affecting consumer disposable income or credit;

•	vacancies or an inability to rent space on acceptable terms;
•	increased operating costs, including real estate taxes, insurance premiums, utilities, costs associated with the need to periodically renovate and re-lease space, and repairs and maintenance;
•	volatility and/or increases in interest rates, or the non-availability of funds in the credit markets in general;
•	increased costs of complying with current, new or expanded governmental regulations;
•	the relative illiquidity of real estate investments;
•	changing market demographics;
•	changing traffic patterns; and
•	an inability to refinance maturing debt in acceptable amounts and/or on acceptable terms.

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

We paid dividends totaling $0.20 per share during each of 2016, 2015 and 2014. However, any downturn in the state of the U.S. economy, weakness in capital markets and/or difficult retail environment may cause us to reduce or suspend the payment of dividends.

Any volatility or instability in the credit markets could adversely affect our ability to obtain new financing or to refinance existing indebtedness.

Any instability in the credit markets may negatively impact our ability to access debt financing, to arrange property‑specific financing or to refinance our existing debt as it matures on favorable terms or at all.  As a result, we may be forced to seek potentially less attractive financings, including equity investments, on terms that may not be favorable to us.  In doing so, we may be compelled to dilute the interests of existing shareholders that could also adversely reduce the trading price of our common stock.

We may be exposed to additional risks through our hedging activities, including the risks that a counterparty will not perform and that the hedge will not yield the economic benefits we anticipate.

To manage our exposure to variable interest rate risk, we use derivative instruments that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, or that these arrangements may not be effective in reducing our exposure to interest rate changes. There can be no assurance that our hedging arrangements will qualify for hedge accounting or that our hedging activities will have the desired beneficial impact on our results of operations. If we decide to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligations under the hedging agreement. Failure to effectively hedge against interest rate changes may adversely affect our results of operations.

In addition, under the REIT qualification provisions of the Code, income we could receive from certain hedging transactions may be treated as non-qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may need to limit or entirely avoid otherwise advantageous hedging techniques.

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

Our business may be seriously harmed if a major tenant fails to renew its lease(s) or vacates one or more properties and prevents us from re-leasing such premises by continuing to pay base rent for the balance of the lease terms. In addition, the loss of such a major tenant could result in lease terminations or reductions in rent by other tenants at the affected properties, as provided in their respective leases. Excluding properties held for sale or sold, no tenant leased more than 10% of GLA at December 31, 2016 or contributed more than 10% of total revenues during 2016, except for Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, which leased an aggregate of approximately 11% of our GLA at December 31, 2016, and accounted for an aggregate of approximately 12% of our total revenues, during 2016.

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

Redevelopment projects entail considerable risks, including:

•	Time lag between commencement and completion, leaving us exposed to higher-than-estimated construction costs, including labor and material costs;
•	Time lag between commencement and completion, leaving us exposed to changes in the overall rental market ;
•	Failure or inability to obtain construction or permanent financing on favorable terms;
•	Expenditure of money and time on projects that may never be completed;
•	Inability to secure key anchor or other tenants;
•	Inability to achieve projected rental rates or anticipated pace of lease-up;
•	Delays in completion relating to weather, labor disruptions, construction or zoning delays; and
•	Higher costs incurred than originally estimated.

In addition, properties we redevelop or acquire may fail to achieve the occupancy or rental rates we project, within the time frames we project, at the time we make the decision to invest, which may result in the properties’ failure to achieve the returns we projected.  Our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs until after the property is acquired, which could significantly increase our total acquisition costs or decrease cash flow from the property.  Moreover, our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller of such building or property, may fail to reveal various liabilities, which could reduce the cash flow from the property or increase our acquisition cost.

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

Recent annual increases in online sales have also caused many retailers to sell products online on their websites with pick-ups at a store or warehouse or through deliveries, which may have the effect of decreasing the reported amount of their in-store sales and the amount of rent we are able to collect from them. With respect to grocer tenants, on-line grocery orders have become increasingly available, particularly in urban areas, but have not yet become a major factor affecting grocers in our portfolio.  We cannot predict with certainty how growth in internet sales will impact the demand for space at our properties or how much revenue will be generated at “bricks and mortar” store locations in the future. If we are unable to anticipate and respond promptly to trends in retailer and consumer behavior, our occupancy levels and financial results could suffer.

Competition may impede our ability to renew leases or re‑let spaces as leases expire, which could harm our business and operating results.

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

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

If a property or group of properties is mortgaged to secure payment of debt and we are unable to meet mortgage payments, the holder of the mortgage or lender could foreclose on the property, resulting in a loss of our investment. Alternatively, if we decide to sell assets in the current market to raise funds to repay matured debt, it is possible that these properties will be disposed of at a loss.

Our properties may be subject to impairment charges

On a periodic basis, we assess whether there are any indicators that the value of its held-for-use real estate assets and other investments may be impaired.  Held-for-use real estate assets are impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  The estimate of cash flows considers factors such as expected future operating income, capital expenditures, trends and prospects, the effects of demand, competition and other factors.  If we are evaluating the potential sale of an asset or development alternatives, the future cash flow considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information including a market discount rate applied to the estimated future proceeds.  We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments.  These assessments have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings.  There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.  Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

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

High barriers to entry in the Washington, D.C. to Boston corridor due to mature economies, road patterns, density of population, restrictions on development, and high land costs, coupled with large numbers of often overlapping government jurisdictions, may make it difficult for us to continue to grow in these areas.

Future acquisitions may result in disruptions to our business, may strain management resources and may result in earnings per share and shareholder dilution.

If we acquire a business involving multiple properties, we will be required to integrate the operations, personnel and accounting and information systems of the acquired business and train, retain and motivate any key personnel from the acquired business. In addition, acquisitions of or investments in companies may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. The issuance of equity or debt securities in connection with any acquisition or investment could be substantially dilutive to our shareholders.

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

As of December 31, 2016, we owned two of our operating properties through consolidated joint ventures. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:

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

•	Our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may increase our financial commitment to the joint venture;

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

Potential losses may not be covered by insurance. We carry comprehensive liability, fire, flood, extended coverage and rental loss insurance under a blanket policy covering all of our properties. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses related to war, nuclear accidents, and nuclear, biological and chemical occurrences from terrorist’s acts. Some of the insurance, such as those covering losses due to wind, floods and earthquakes, is subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. The availability of insurance coverage may decrease and the prices for insurance may increase as a consequence of significant losses incurred by the insurance industry and other factors outside our control. As a result, we may be unable to renew or duplicate our current insurance coverage in adequate amounts or at reasonable prices. In addition, insurance companies may no longer offer coverage against certain types of losses, such as losses due to terrorist acts and toxic mold, or, if offered, the expense of obtaining these types of insurance may not be justified. Additionally, certain tenants have termination rights in respect of certain casualties. If we receive casualty proceeds, we may not be able to reinvest such proceeds profitably or at all, and we may be forced to recognize taxable gain on the affected property. If we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Tenants may not properly maintain their insurance policies or have the ability to pay the deductibles associated with such policies. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

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

Furthermore, it is possible that our computer systems, including our back-up systems, could be subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, catastrophic events such as fires, hurricanes, earthquakes and tornadoes, and intentional and inadvertent acts and errors by our employees. If our computer systems cease to function properly or are damaged, we may have to make a significant investment to repair or replace them, and we may suffer interruptions in our operations in the interim. Any material interruption in our computer systems or issues with the ongoing implementation of newly adopted IT solutions may have a material adverse effect on our business or results of operations or on our ability to timely and accurately report the results of our operations.

Future terrorist attacks and shooting incidents could harm the demand for, and the value of, our properties.

Future terrorist attacks, such as the number of highly publicized terrorists acts and shootings that have occurred at domestic and international retail properties, could harm the demand for, and the value of, our properties. Terrorist attacks could directly impact the value of our properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or may be subject to substantial cost increases. If such an incident were to occur at one of our properties, we may be subject to significant liability claims. While we attempt to mitigate this risk through insurance coverage and the employment of third party security services where we feel conditions warrant, we cannot guarantee that losses would not exceed applicable insurance coverages, thereby adversely affecting our results of operations and our ability to meet our obligations, including distributions to our shareholders. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases could be adversely affected.

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

Risks Related to Our Qualification as a REIT and other Tax Matters

If we fail to continue as a REIT, our distributions will not be deductible, and our income will be subject to taxation, thereby reducing earnings available for distribution.

If we do not continue to qualify as a REIT, our distributions will not be deductible, and our income will be subject to taxation, reducing earnings available for distribution. We have elected to be taxed as a REIT under the Code. A REIT will generally not be subject to federal and substantially all state and local income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years. If we did not continue to qualify as a REIT, we would also be subject to state and local income taxes in certain of the jurisdictions in which our properties are located. In addition, tax laws would no longer require us to pay any distributions to our shareholders.  Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT again for the four taxable years following the year during which we were disqualified. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed taxable income.

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

Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our growth opportunities

In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in commercial real estate and related assets, the amounts we distribute to shareholders and the ownership of our stock. We may also be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Frequent asset sales could trigger adverse tax consequences.

Tax laws applicable to REITs require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may be unable to adjust our portfolio mix promptly in response to market conditions, which may adversely affect our financial position.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. We may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

In addition, the sale of our properties may generate gains for tax purposes which, if not adequately deferred through “like kind exchanges” under Section 1031 of the Code or other tax deference strategies, could require us to pay income taxes or make additional distributions to our shareholders, thus reducing our capital available for investment in other properties, or if the proceeds of such sales are already invested in other properties, require us to obtain additional funds to pay such taxes or make such distributions, in either such case to permit us to maintain our status as a REIT.

Failure to qualify as a domestically-controlled REIT could subject our non-U.S. shareholders to adverse federal income tax consequences.

We will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares are held directly or indirectly by non-U.S. shareholders. Because our shares are publicly traded, we cannot guarantee that we will, in fact, be a domestically-controlled REIT. If we fail to qualify as a domestically-controlled REIT, our non-U.S. shareholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of our shares would be subject to taxation upon such a sale if either (a) the shares were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares were considered to be “regularly traded” on an established securities market and the selling non-U.S. shareholder owned, actually or constructively, more than 5% (10% on or after December 18, 2016) in value of the outstanding shares at any time during specified testing periods. If gain on the sale or exchange of our shares was subject to taxation for these reasons, the non-U.S. shareholder would be subject to federal income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. shareholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. shareholders may be subject to an additional branch profits tax.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes without receiving any cash dividends.

In connection with our qualification as a REIT, we are required to annually distribute to our shareholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each shareholder. Taxable shareholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. shareholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. shareholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. shareholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our shareholders determine to sell shares of our stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our stock.

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the Internal Revenue Service (“IRS”). No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

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

Changes in accounting standards may adversely impact our financial condition and results of operations.

The Financial Accounting Standards Board ("FASB"), in conjunction with the SEC, has several key projects on their agenda, some of which have already been adopted, that could impact how we currently account for our material transactions, including, but not limited to, lease accounting, revenue recognition, and other accounting pronouncements disclosed in Note 2 of Notes to Consolidated Financial Statements included in Item 8 below. New accounting standards or pronouncements that will become applicable to us, or changes in the interpretation of existing standards and pronouncements, could have a significant adverse effect on our financial position or results of operations.

Risks Related to Our Organization and Structure

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress our stock price.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress the price of our common stock. The charter, subject to certain exceptions, authorizes directors to take such actions as are necessary and desirable relating to qualification as a REIT, and to limit any person to beneficial ownership of no more than 9.9% of the outstanding shares of our common stock. This ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of shareholders. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit, but not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to continue to qualify as, or to be, a REIT. Our Board of Directors has waived the ownership limit to permit certain institutional investors to own common stock in excess of the ownership limit and may grant additional waivers in the future as long as the Company is able to maintain its REIT status.  This concentration of ownership could deprive other shareholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

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

•

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

•

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

Our ability to pay dividends is limited by the requirements of Maryland law.

Our ability to pay dividends on our common stock is limited by the laws of the State of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the value of the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.

Our Board of Directors may change our strategy without shareholder approval.

Our Board of Directors may change our strategy with respect to capitalization, investment, distributions and/or operations. Our Board of Directors may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number or types of properties in which we may seek to invest or the concentration of investments in any one geographic region or the amount of development or redevelopment activity occurring across our portfolio. Although our Board of Directors has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our shareholders. Accordingly, the results of decisions made by our Board of Directors and implemented by management could adversely affect our financial condition or results of operations, including our ability to distribute cash to shareholders or qualify as a REIT.

The rights of shareholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to us and our shareholders. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our shareholders for monetary damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or service, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter and bylaws and indemnification agreements that we have entered into with our directors and certain of our officers require us to indemnify our directors and officers, among others, for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited. In addition, we will be obligated to advance the defense costs incurred by our directors and officers with indemnification agreements, and may, at the discretion of our Board of Directors, advance the defense costs incurred by our employees and other agents, in connection with legal proceedings.

Risks Related to Ownership of Our Common Stock

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

As with other publicly traded securities, the market price of our publicly traded securities depends on various factors which may change from time-to time and are often out of our control. Among the conditions that may affect the market price of our publicly traded securities are the following:

•	the extent of institutional investor interest in us;
•	the market perception of our business compared to other REITS;
•	the market perception of retail REITs, in general, compared to other investment alternatives;
•	our financial condition and performance, including changes in our funds from operations, operating funds from operations, or earnings estimates;
•	the market’s perception of our growth potential and potential future cash dividends;
•	publication of research reports about us or our industry by securities analysts;
•	speculation in the press or investment community;
•	the passage of legislation or other regulatory developments that adversely affect us, our tax status, or our industry;
•	our credit or analyst ratings;
•	any future issuances of equity or debt securities;
•	our failure to satisfy the listing requirements of the NYSE
•	our failure to comply with the requirements of the Sarbanes-Oxley Act;
•	additions or departures of key management personnel;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	an increase in market interest rates;
•	our ability to access the capital markets to raise additional capital; and
•	general economic and financial market conditions.

These factors may cause the market price of our common stock to decline, in some cases regardless of our financial condition, results of operations, business or prospects. It is impossible to ensure that the market price of our common stock will not fall in the future. A decrease in the market price of our common stock could reduce our ability to raise additional equity in the public markets. Selling common stock at a decreased market price would have a dilutive impact on existing shareholders.

Future offerings of debt securities, which would be senior to our common and preferred stock, or equity securities, which would dilute the interests of our existing shareholders and may be senior to our existing common stock, may adversely affect the market prices of our common and preferred stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including senior or subordinated notes and classes of preferred or common stock. Holders of debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Furthermore, offerings of common stock or other equity securities may dilute the holdings of our existing shareholders. We are not required to offer any such equity securities to existing shareholders on a preemptive basis, and future offerings of debt or equity securities, or perceptions that such offerings may occur, may reduce the market prices of our common and preferred stock or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our shareholders, our shareholders bear the risk of our future offerings reducing the market prices of our common and preferred stock and diluting their proportionate ownership.

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

Dividend Information

A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. In keeping with its stated goal of reducing overall leverage, and in order to maximize financial flexibility, the Company paid dividends totaling $0.20 per share during 2016, 2015 and 2014. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Market Information

The Company had 85,316,320 shares of common stock outstanding held by approximately 700 shareholders of record at December 31, 2016. The Company believes it has more than 4,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (1) the high, low, and closing prices of the Company’s common stock, and (2) dividends paid:

Quarter ended	Market price range			Dividends
2016	High	Low	Close	paid
March 31	$7.32	$6.47	$7.23	$0.05
June 30	$7.44	$6.63	$7.43	$0.05
September 30	$8.08	$7.01	$7.20	$0.05
December 31	$7.21	$5.92	$6.53	$0.05

2015
March 31	$8.36	$7.09	$7.49	$0.05
June 30	$7.64	$6.37	$6.40	$0.05
September 30	$7.06	$5.75	$6.21	$0.05
December 31	$7.40	$6.16	$7.08	$0.05

Stockholder Return Performance Presentation

The following line graph sets forth for the period January 1, 2012 through December 31, 2016, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts Equity REIT Total Return Index. The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

Item 6.	Selected Financial Data

	Years ended December 31,
	2016	2015	2014	2013	2012
Operations data:
Total revenues	$151,086,000	$149,207,000	$148,184,000	$139,598,000	$135,726,000
Expenses:
Property operating expenses	44,515,000	44,590,000	44,786,000	42,319,000	39,387,000
General and administrative	18,154,000	15,004,000	14,356,000	13,980,000	14,277,000
Management transition charges and employee termination costs	-	-	-	106,000	1,172,000
Acquisition pursuit costs	3,426,000	1,238,000	2,870,000	182,000	116,000
Depreciation and amortization	40,787,000	38,594,000	38,700,000	44,405,000	43,289,000
Total expenses	106,882,000	99,426,000	100,712,000	100,992,000	98,241,000
Other:
Gain on sales	59,000	-	6,413,000	609,000	997,000
Impairment (charges) / reversals	(6,347,000)	212,000	(3,148,000)	172,000	(5,499,000)
Total other	(6,288,000)	212,000	3,265,000	781,000	(4,502,000)

Operating income	37,916,000	49,993,000	50,737,000	39,387,000	32,983,000

Non-operating income and expense:
Interest expense	(26,529,000)	(28,272,000)	(32,301,000)	(34,762,000)	(38,289,000)
Early extinguishment of debt costs	(2,623,000)	(105,000)	(825,000)	(106,000)	(2,607,000)
Equity in income of unconsolidated joint ventures	-	-	-	-	1,481,000
Gain on exit from unconsolidated joint ventures	-	-	-	-	30,526,000
Total non-operating income and expense	(29,152,000)	(28,377,000)	(33,126,000)	(34,868,000)	(8,889,000)

Income from continuing operations	8,764,000	21,616,000	17,611,000	4,519,000	24,094,000

Income from discontinued operations	-	165,000	11,080,000	9,683,000	9,921,000

Net income	8,764,000	21,781,000	28,691,000	14,202,000	34,015,000

Net loss (income) attributable to noncontrolling interests	179,000	365,000	290,000	246,000	(4,309,000)

Net income attributable to Cedar Realty Trust, Inc.	8,943,000	22,146,000	28,981,000	14,448,000	29,706,000

Preferred stock dividends and redemption costs	(14,408,000)	(14,408,000)	(14,408,000)	(15,579,000)	(19,817,000)

Net (loss) income attributable to common shareholders	$(5,465,000)	$7,738,000	$14,573,000	$(1,131,000)	$9,889,000

Net (loss) income per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.08)	$0.09	$0.04	$(0.17)	$0.05
Discontinued operations	$0.00	$0.00	$0.14	$0.14	$0.08
	$(0.08)	$0.09	$0.18	$(0.03)	$0.13

Dividends to common shareholders	$17,049,000	$17,001,000	$15,841,000	$14,434,000	$14,402,000
Per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Weighted average number of common shares - basic and diluted	81,672,000	81,356,000	75,311,000	68,381,000	68,017,000

Item 6.	Selected Financial Data (continued)

	Years ended December 31,
Balance sheet data:	2016	2015	2014	2013	2012

Real estate, net	$1,183,359,000	$1,249,195,000	$1,208,962,000	$1,199,346,000	$1,194,444,000
Real estate held for sale/conveyance	-	14,402,000	16,508,000	70,757,000	107,097,000
Other assets	50,162,000	54,783,000	58,835,000	59,386,000	64,959,000
Total assets	$1,233,521,000	$1,318,380,000	$1,284,305,000	$1,329,489,000	$1,366,500,000

Mortgage loans payable / credit facilities / term loans	$607,745,000	$673,820,000	$662,914,000	$717,355,000	$741,765,000
Mortgage loans payable - real estate held for sale/conveyance	-	-	-	22,848,000	39,306,000
Other liabilities	43,779,000	47,018,000	46,140,000	53,638,000	63,679,000
Total liabilities	651,524,000	720,838,000	709,054,000	793,841,000	844,750,000

Noncontrolling interest - limited partners' mezzanine OP Units	-	-	396,000	414,000	623,000

Equity:
Cedar Realty Trust, Inc. shareholders' equity	580,740,000	596,050,000	569,552,000	527,677,000	513,656,000
Noncontrolling interests	1,257,000	1,492,000	5,303,000	7,557,000	7,471,000
Total equity	581,997,000	597,542,000	574,855,000	535,234,000	521,127,000

Total liabilities and equity	$1,233,521,000	$1,318,380,000	$1,284,305,000	$1,329,489,000	$1,366,500,000

Other data:
Funds From Operations ("FFO") (a)	$41,067,000	$45,104,000	$40,273,000	$44,868,000	$26,717,000
Operating Funds From Operations ("Operating FFO") (a)	$49,241,000	$46,447,000	$42,545,000	$36,413,000	$35,813,000

Cash flows provided by (used in):
Operating activities	$57,525,000	$59,136,000	$50,885,000	$49,494,000	$50,362,000
Investing activities	$51,064,000	$(47,876,000)	$49,116,000	$(15,072,000)	$50,340,000
Financing activities	$(107,790,000)	$(12,676,000)	$(100,475,000)	$(37,971,000)	$(105,250,000)

Square feet of GLA	9,128,000	9,459,000	9,247,000	9,450,000	9,316,000
Percent occupied	89.9%	90.5%	92.9%	92.6%	92.0%
Average annualized base rent per square foot	$13.50	$13.35	$12.73	$12.31	$12.05

(a)

See Item 7 - "Management Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation of FFO and Operating FFO to net (loss) income attributable to common shareholders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, D.C. to Boston corridor. At December 31, 2016, the Company owned and managed a portfolio of 61 operating properties (excluding properties “held for sale”) totaling 9.1 million square feet of gross leasable area (“GLA”). The portfolio was 91.9% leased and 89.9% occupied at December 31, 2016.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2016, the Company owned 99.6% of the Operating Partnership and is its sole general partner. The 351,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

2016 and Early 2017 Significant Transactions

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

On February 22, 2017, the Company acquired Christina Crossing, located in Wilmington, Delaware. The purchase price for the property, which was unencumbered, was $29.3 million.

Dispositions

During 2016, the Company sold the following properties:

			Date	Sales
Property	Location	GLA	Sold	Price
Liberty Marketplace	Dubois, PA	68,200	2/11/2016	$15,000,000
Upland Square	Pottstown, PA	399,948	11/2/2016	$83,250,000

Debt

During 2016, the Company repaid the following mortgage loans payable:

		Principal payoff
Property	Repayment date	amount
Gold Star Plaza	March 10, 2016	$953,000
West Bridgewater	June 6, 2016	$10,037,000
Hamburg Square	July 1, 2016	$4,569,000
Meadows Marketplace	August 1, 2016	$9,089,000
Carman's Plaza	August 1, 2016	$33,500,000
San Souci Plaza	September 1, 2016	$27,200,000
Camp Hill	September 30, 2016	$60,742,000
Swede Square	December 29, 2016	$9,652,000
Golden Triangle	December 30, 2016	$18,496,000

On April 26, 2016, the Company closed a new $100 million unsecured term loan maturing on April 26, 2023 (all of which was borrowed on September 30, 2016). Proceeds were used primarily to repay mortgages maturing through January 2017. Interest on borrowings under the term loan can range from LIBOR plus 165 to 225  basis points bps (165 bps on December 31, 2016), based on the Company’s leverage ratio. Additionally, the Company entered into a forward interest rate swap agreement which converts the LIBOR rate to a fixed rate for the term loan beginning November 1, 2016 through its maturity. Based on the Company’s leverage ratio as of December 31, 2016, the effective fixed interest rate is 3.2%.

On May 3, 2016, the Company refinanced its existing $40.3 million mortgage loan payable secured by Franklin Village Plaza with a new $50.0 million mortgage loan payable, bearing interest at the rate of 3.9% per annum and maturing in June 2026.

Equity

On August 1, 2016, the Company entered into a forward sales agreement to issue 5,750,000 common shares for estimated net proceeds of $44.2 million, before adjustments for dividends paid and other administrative costs incurred prior to settlement. To date, there have been no physical settlements regarding this offering. The Company expects to physically settle the agreement in full prior to its expiration on August 1, 2017. The Company does have the option to net settle this agreement in shares or cash prior to its expiration, but does not expect to utilize this option.

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

Results of Operations

Comparison of 2016 to 2015

			Change
	2016	2015	Dollars	Percent
Revenues	$151,086,000	$149,207,000	$1,879,000	1.3%
Property operating expenses	(44,515,000)	(44,590,000)	75,000	-0.2%
Property operating income	106,571,000	104,617,000	1,954,000
General and administrative	(18,154,000)	(15,004,000)	(3,150,000)	21.0%
Acquisition pursuit costs	(3,426,000)	(1,238,000)	(2,188,000)	n/a
Depreciation and amortization	(40,787,000)	(38,594,000)	(2,193,000)	5.7%
Gain on sale	59,000	—	59,000	n/a
Impairment (charges) / reversals	(6,347,000)	212,000	(6,559,000)	n/a
Interest expense	(26,529,000)	(28,272,000)	1,743,000	-6.2%
Early extinguishment of debt costs	(2,623,000)	(105,000)	(2,518,000)	n/a
Income from continuing operations	8,764,000	21,616,000	(12,852,000)
Discontinued operations	—	165,000	(165,000)	n/a
Net income	8,764,000	21,781,000	(13,017,000)
Net loss attributable to noncontrolling interests	179,000	365,000	(186,000)
Net income attributable to Cedar Realty Trust, Inc.	$8,943,000	$22,146,000	$(13,203,000)

Revenues were higher primarily as a result of (1) an increase of $7.1 million in rental revenues and expense recoveries attributable to properties acquired in 2016 and 2015, (2) an increase of $0.4 million in rental revenues attributable to the Company’s same-center properties, and (3) an increase of $0.3 million in other income primarily attributable to lease termination income, partially offset by (1) a decrease of $3.1 million in rental revenues and expense recoveries attributable to properties that were sold in 2016 and 2015, (2) a decrease of $2.0 million in base rents and expense recoveries attributable to redevelopment properties, and (3) a decrease of $0.6 million in straight-line revenues and amortization of intangible lease liabilities revenue attributable to the Company’s same-center properties.

Property operating expenses were lower primarily as a result of (1) a decrease of $1.2 million in property operating expenses attributable to properties that were sold in 2016 and 2015, and (2) a decrease of $0.9 million in property operating expenses attributable to the Company’s same-center properties (consisting primarily of a reduction in bad debt expense, non-billable expenses and snow removal costs), partially offset by an increase of $2.2 million in property operating expenses attributable to properties acquired in 2016 and 2015.

General and administrative costs were higher primarily as a result of (1) $1.4 million associated with the signing bonus and relocation expenses associated with the hiring of the new Chief Operating Officer and estimated expenses relating to the termination of the prior Chief Operating Officer, and (2) a $1.0 million increase in payroll, with approximately 50% related to salaries and 50% related to bonuses.

Acquisition pursuit costs in 2016 relate to (1) $1.7 million of transfer taxes relating to the buyout of a ground lease and acquisition of the fee interest in a currently owned property, (2) $0.6 million for the purchase of Glenwood Village, located in Bloomfield, New Jersey, (3) $0.5 million for the purchase of the Shoppes at Arts District, located in Hyattsville, Maryland, (4) $0.4 million for additional real estate transfer taxes assessed on a property which was purchased in 2014, and (5) $0.3 million of other costs. Acquisition pursuit costs in 2015 relate to the purchase of Lawndale Plaza, located in Philadelphia, Pennsylvania.

Depreciation and amortization expenses were higher primarily as a result of (1) an increase of $3.1 million in depreciation and amortization expenses attributable to properties acquired in 2016 and 2015, and (2) an increase of $0.2 million in depreciation and amortization expenses attributable to the Company’s redevelopment properties, partially offset by (1) a decrease of $0.6 million in depreciation and amortization expenses attributable to properties that were sold or held for sale in 2016 and 2015, and (2) a decrease of $0.5 million in depreciation and amortization expenses attributable to the Company’s same-center properties.

Impairment charges in 2016 relate to the sale of Upland Square, located in Pottstown, Pennsylvania. Impairment reversals in 2015 relate to properties that were initially classified as held for sale in 2015.

Interest expense was lower primarily as a result of (1) $1.9 million as a result of a decrease in the overall weighted average interest rate, and (2) $0.3 million as a result of additional capitalized interest, partially offset by (1) $0.4 million as a result of an increase in the overall outstanding principal balance of debt, and (2) $0.1 million as a result of an increase in amortization of deferred financing costs.

Early extinguishment of debt costs in 2016 and 2015 relates to defeasement fees and the accelerated write-off of unamortized fees associated with the prepayment of certain mortgage loans payable.

Discontinued operations in 2015 include the results of operations and impairment reversals attributable to a property that qualified for treatment as discontinued operations.

Comparison of 2015 to 2014

			Change
	2015	2014	Dollars	Percent
Revenues	$149,207,000	$148,184,000	$1,023,000	0.7%
Property operating expenses	(44,590,000)	(44,786,000)	196,000	-0.4%
Property operating income	104,617,000	103,398,000	1,219,000
General and administrative	(15,004,000)	(14,356,000)	(648,000)	4.5%
Acquisition pursuit costs	(1,238,000)	(2,870,000)	1,632,000	n/a
Depreciation and amortization	(38,594,000)	(38,700,000)	106,000	-0.3%
Gain on sales	—	6,413,000	(6,413,000)	n/a
Impairment reversals / (charges)	212,000	(3,148,000)	3,360,000	n/a
Interest expense	(28,272,000)	(32,301,000)	4,029,000	-12.5%
Early extinguishment of debt costs	(105,000)	(825,000)	720,000	n/a
Income from continuing operations	21,616,000	17,611,000	4,005,000
Discontinued operations	165,000	11,080,000	(10,915,000)	n/a
Net income	21,781,000	28,691,000	(6,910,000)
Net loss attributable to noncontrolling interests	365,000	290,000	75,000
Net income attributable to Cedar Realty Trust, Inc.	$22,146,000	$28,981,000	$(6,835,000)

Revenues were higher primarily as a result of (1) an increase of $4.1 million in rental revenues and expense recoveries attributable to properties acquired in 2015 and 2014, (2) an increase of $1.1 million in base rental revenue, percentage rental revenue and expense recoveries attributable to the Company’s same-center properties, (3) an increase of $1.0 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties, and (4) an increase of $0.5 million in other income, partially offset by (1) a decrease of $4.1 million in rental revenues and expense recoveries attributable to properties that were sold in 2015 and 2014, and (2) a decrease of $1.6 million in straight-line revenue and amortization of intangible lease liabilities revenue attributable to the Company’s same-center properties.

Property operating expenses were lower primarily as a result of (1) a decrease of $0.9 million in property operating expenses attributable to properties that were sold in 2015 and 2014, (2) a decrease of $0.6 million in other operating expenses, primarily bad debt expense, repairs and maintenance, and non-billable expenses, and (3) a decrease of $0.1 million in payroll and payroll related costs, partially offset by an increase of $1.4 million in property operating expenses attributable to properties acquired in 2015 and 2014.

General and administrative costs were higher primarily as a result of increased costs across various administrative departments.

Acquisition pursuit costs in 2015 relate to the purchase of Lawndale Plaza, located in Philadelphia, Pennsylvania and East River Park, located in Washington, D.C. Acquisition pursuit costs in 2014 relate to the purchase of Quartermaster Plaza, located in Philadelphia, Pennsylvania.

Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $1.1 million in depreciation and amortization expenses attributable to properties that were sold in 2015 and 2014, and (2) a decrease of $0.5 million in depreciation and amortization expenses attributable to the Company’s same-center properties, partially offset by an increase of $1.3 million in depreciation and amortization expenses attributable to properties acquired in 2015 and 2014.

Gain on sales in 2014 relates to the sales of Carbondale Plaza, located in Carbondale, Pennsylvania, and Virginia Little Creek, located in Norfolk, Virginia.

Impairment reversals / (charges) in 2015 and 2014 relate to properties that were sold or held for sale in 2015 and 2014 that did not qualify for discontinued operations treatment.

Interest expense was lower primarily as a result of (1) $2.0 million as a result of a decrease in the overall outstanding principal balance of debt, (2) $1.8 million as a result of a decrease in the overall weighted average interest rate, and (3) $0.6 million as a result of a decrease in amortization of deferred financing costs, partially offset $0.3 million as a result of a decrease in capitalized interest.

Early extinguishment of debt costs in 2015 and 2014 relates to defeasement fees and the accelerated write-off of unamortized fees associated with the prepayment of certain mortgage loans payable.

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

	Years ended December 31,
	2016	2015
Consolidated operating income	$37,916,000	$49,993,000
Add (deduct):
General and administrative	18,154,000	15,004,000
Acquisition pursuit costs	3,426,000	1,238,000
Gain on sales	(59,000)	—
Impairment charges / (reversals)	6,347,000	(212,000)
Depreciation and amortization	40,787,000	38,594,000
Corporate costs included in property expenses charges to all properties	4,470,000	4,621,000
Straight-line rents	(38,000)	(506,000)
Amortization of intangible lease liabilities	(2,751,000)	(3,125,000)
Internal management fees charged to same center properties	(3,667,000)	(3,619,000)
Other adjustments	(229,000)	129,000
NOI related to properties not defined as same-property	(18,951,000)	(18,232,000)
Same-property NOI	$85,405,000	$83,885,000

Number of same properties	52	52
Same-property occupancy, end of year	91.1%	92.1%
Same-property leased, end of year	92.6%	93.0%
Same-property average base rent, end of year	$13.23	$12.98

Same-property NOI for the comparative years increased by 1.8%. The results reflect an increase in average base rent of $0.25 per square foot, partially offset by a reduction in occupancy of 100 basis points (“bps”).

Leasing Activity

The following is a summary of the Company’s retail leasing activity during 2016:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($) (a)
Renewals	138	650,600	15.14	13.91	8.8%	0.00
New Leases - Comparable	27	258,200	12.35	9.47	30.4%	31.69
New Leases - Non-Comparable (b)	13	69,400	15.81	n/a	n/a	5.20
Total (c)	178	978,200	14.45	n/a	n/a	8.73

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $3.47 per square foot.

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

The Company has a $310 million unsecured credit facility which consists of (1) a $260 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of December 31, 2016, the Company had $168.0 million available for additional borrowings under the revolving credit facility.

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

On August 1, 2016, the Company entered into a forward sales agreement to issue 5,750,000 common shares for estimated net proceeds of $44.2 million, before adjustments for dividends paid and other administrative costs incurred prior to settlement. To date, there have been no physical settlements regarding this offering. The Company expects to physically settle the agreement in full prior to its expiration on August 1, 2017. The Company does have the option to net settle this agreement in shares or cash prior to its expiration, but does not expect to utilize this option.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt. As of December 31, 2016 the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and terms loans are based on the Company’s leverage ratio.

Debt is composed of the following at December 31, 2016:

	December 31, 2016
		Contractual interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages	$138,288,000	4.6%	3.9% - 7.5%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	72,000,000	2.1%
Term loan	50,000,000	2.1%
Fixed-rate (a):
Term loan	75,000,000	2.9%
Term loan	50,000,000	2.8%
Term loan	75,000,000	4.0%
Term loan	50,000,000	3.3%
Term loan	100,000,000	3.2%
	610,288,000	3.3%
Unamortized premium	667,000
Unamortized debt issuance costs	(3,210,000)
	$607,745,000

(a)

The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.  See “Quantitative and Qualitative Disclosures About Market Risk” below.

The following table details the Company’s debt maturities at December 31, 2016:

	Secured Debt		Unsecured Debt					Unamortized
	Scheduled	Balloon	Revolving		Term		Unamortized	Debt
Year	Amortization	Payments	Credit Facility		Loans	Total	Premium	Issuance Costs	Total
2017	$3,221,000	$-	$-		$-	$3,221,000	$119,000	$(759,000)	$2,581,000
2018	3,377,000	-	-		-	3,377,000	126,000	(759,000)	2,744,000
2019	3,542,000	-	72,000,000	(a)	75,000,000	150,542,000	126,000	(607,000)	150,061,000
2020	3,707,000	-	-		100,000,000	103,707,000	126,000	(391,000)	103,442,000
2021	3,253,000	22,367,000	-		75,000,000	100,620,000	126,000	(259,000)	100,487,000
Thereafter	11,561,000	87,260,000	-		150,000,000	248,821,000	44,000	(435,000)	248,430,000
	$28,661,000	$109,627,000	$72,000,000		$400,000,000	$610,288,000	$667,000	$(3,210,000)	$607,745,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2016 and 2015. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Contractual obligations and commercial commitments

The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at December 31, 2016:

	Maturity Date
	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Mortgage loans payable	$3,221,000	$3,377,000	$3,542,000	$3,707,000	$25,620,000	$98,821,000	$138,288,000
Unsecured revolving credit facility (a)	-	-	72,000,000	-	-	-	72,000,000
Unsecured term loans	-	-	75,000,000	100,000,000	75,000,000	150,000,000	400,000,000
Interest payments (b)	20,155,000	19,999,000	16,556,000	13,801,000	9,537,000	14,661,000	94,709,000
Operating lease obligations	1,029,000	878,000	892,000	461,000	375,000	13,504,000	17,139,000
Total	$24,405,000	$24,254,000	$167,990,000	$117,969,000	$110,532,000	$276,986,000	$722,136,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.
(b)

Represents interest payments expected to be incurred on the Company's debt obligations as of December 31, 2016, including interest that may subsequently be capitalized. For variable-rate debt, the rate in effect at December 31, 2016 is assumed to remain in effect until the maturities of the respective obligations.

In addition, the Company has outstanding construction commitments totaling approximately $3.0 million at December 31, 2016.

Net Cash Flows

	Years ended December 31,
	2016	2015	2014
Cash flows provided by (used in):
Operating activities	$57,525,000	$59,136,000	$50,885,000
Investing activities	$51,064,000	$(47,876,000)	$49,116,000
Financing activities	$(107,790,000)	$(12,676,000)	$(100,475,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $59.0 million, $62.6 million, and $57.3 million for 2016, 2015 and 2014, respectively.  The approximately $3.7 million decrease between 2016 and 2015 was primarily attributable to the increase in acquisition pursuit costs and general and administrative costs, partially offset by a reduction in interest expense of $1.2 million.  The approximately $5.3 million increase between 2015 and 2014 was primarily attributable to a reduction in interest expense of $4.8 million.

Investing Activities

Net cash flows provided by / (used in) investing activities were primarily the result of the Company’s property disposition activities, property acquisitions and expenditures for property improvements. During 2016, the Company received $96.2 million in proceeds from the sale of a two shopping centers classified as held for sale, and had a decrease of $2.3 million in construction escrows and other, which was offset by the acquisition of two shopping centers, which were partially paid in cash for $31.9 million, and expenditures of $15.5 million for property improvements,. During 2015, the Company acquired shopping centers for $43.0 million, and expenditures of $12.7 million for property improvements, offset by $5.9 million in proceeds received from the sales of shopping centers classified as held for sale, and $1.9 million in construction escrows and other. During 2014, the Company received $102.1 million in proceeds from sales of shopping centers classified as held for sale and received $2.1 million in construction escrows and other, offset by the purchase of a shopping center for $38.9 million, and expenditures of $16.3 million for property improvements.

Financing Activities

During 2016, the Company made $218.8 million of repayments of mortgage obligations, $31.5 million of preferred and common stock distributions, net repayments of $6.0 million under the revolving credit facility, and $1.4 million of payments for debt financing costs, which was offset by $100.0 million borrowing under a new term loan, and a mortgage borrowing of $50.0 million. During 2015, the Company made $114.8 million of repayments of mortgage obligations, $31.4 million of preferred and common stock distributions, $11.2 million for the purchase of a joint venture minority interests share, and $2.9 million of payments for debt financing costs, which was offset by borrowings of $100.0 million under new term loans, proceeds, net of issuance expenses, of $41.7 million in sales of its common stock, and $6.0 million of net borrowings under the revolving credit facility. During 2014, the Company made $177.1 million of repayments of mortgage loans payable, $81.5 million of net repayments under the revolving credit facility, $30.2 million of preferred and common stock distributions, $1.3 million in payments of debt financing costs, $1.0 million of distributions to consolidated joint venture minority interests and limited partners, and a $0.4 million payment for the redemption of OP Units, offset by borrowings of $150.0 million under new term loans, and proceeds, net of issuance expenses, of $41.2 million from the sale of common stock.

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

A reconciliation of net (loss) income attributable to common shareholders to FFO and Operating FFO for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years ended December 31,
	2016	2015	2014
Net (loss) income attributable to common shareholders	$(5,465,000)	$7,738,000	$14,573,000
Real estate depreciation and amortization	40,616,000	38,354,000	38,365,000
Limited partners' interest	(17,000)	28,000	80,000
Impairment charges / (reversals)	6,347,000	(365,000)	3,101,000
Gain on sales	(59,000)	—	(14,376,000)
Consolidated minority interests:
Share of loss	(162,000)	(393,000)	(370,000)
Share of FFO	(193,000)	(258,000)	(1,100,000)
FFO applicable to diluted common shares	41,067,000	45,104,000	40,273,000
Acquisition pursuit costs (a)	3,426,000	1,238,000	2,870,000
Financing costs (b)	2,623,000	105,000	825,000
Redevelopment costs (c)	698,000	—	—
Management transition costs (d)	1,427,000	—	—
Gain on extinguishment of debt obligations	—	—	(1,423,000)
Operating FFO applicable to diluted common shares	$49,241,000	$46,447,000	$42,545,000

FFO per diluted common share	$0.48	$0.53	$0.51
Operating FFO per diluted common share	$0.57	$0.54	$0.54
Weighted average number of diluted common shares (e):
Common shares	85,303,000	84,850,000	78,985,000
OP Units	352,000	378,000	433,000
	85,655,000	85,228,000	79,418,000

(a)	Represents costs directly associated with acquiring properties that are expensed pursuant to GAAP such as transfer taxes, brokerage fees and legal expenses.
(b)	Represents extinguishment of debt costs.
(c)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
(d)	Costs associated with hiring a new Chief Operating Officer and estimated expenses related to termination of prior Chief Operating Officer.
(e)

The weighted average number of diluted common shares used to compute FFO and Operating FFO applicable to diluted common shares includes OP Units and unvested restricted shares that are excluded from the computation of diluted EPS.

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At December 31, 2016, the Company had $3.1 million included in deferred charges and other assets, net, in addition to $2.3 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans. Based on the Company’s leverage ratio at December 31, 2016, the following table details the unsecured term loans which are subject to interest rate swap agreements:

	Effective	Maturity	Effective fixed
Amount	date	date	interest rate
$75,000,000	July 2014	February 2019	2.9%
$50,000,000	July 2015	February 2020	2.8%
$75,000,000	July 2014	February 2021	4.0%
$50,000,000	July 2015	February 2022	3.3%
$100,000,000	November 2016	April 2023	3.2%

At December 31, 2016, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $488.3 million of fixed-rate debt outstanding was 3.6%, with maturities at various dates through 2029. The average interest rate on the $122.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 2.1%. With respect to the $122.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.2 million per annum.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cedar Realty Trust, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cedar Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 23, 2017

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015

ASSETS
Real estate:
Land	$301,299,000	$323,859,000
Buildings and improvements	1,195,130,000	1,226,168,000
	1,496,429,000	1,550,027,000
Less accumulated depreciation	(313,070,000)	(300,832,000)
Real estate, net	1,183,359,000	1,249,195,000

Real estate held for sale	—	14,402,000
Cash and cash equivalents	2,882,000	2,083,000
Restricted cash	2,880,000	5,592,000
Receivables	14,894,000	17,912,000
Other assets and deferred charges, net	29,506,000	29,196,000
TOTAL ASSETS	$1,233,521,000	$1,318,380,000

LIABILITIES AND EQUITY
Mortgage loans payable	$138,243,000	$298,089,000
Unsecured revolving credit facility	72,000,000	78,000,000
Unsecured term loans	397,502,000	297,731,000
Accounts payable and accrued liabilities	23,463,000	23,831,000
Unamortized intangible lease liabilities	20,316,000	23,187,000
Total liabilities	651,524,000	720,838,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 85,316,000 and 85,049,000 shares, issued and outstanding, respectively)	5,119,000	5,103,000
Treasury stock (3,264,000 and 3,182,000 shares, respectively, at cost)	(18,129,000)	(17,284,000)
Additional paid-in capital	829,526,000	825,979,000
Cumulative distributions in excess of net income	(426,864,000)	(404,350,000)
Accumulated other comprehensive income (loss)	427,000	(4,059,000)
Total Cedar Realty Trust, Inc. shareholders' equity	580,740,000	596,050,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	(1,132,000)	(970,000)
Limited partners' OP Units	2,389,000	2,462,000
Total noncontrolling interests	1,257,000	1,492,000
Total equity	581,997,000	597,542,000
TOTAL LIABILITIES AND EQUITY	$1,233,521,000	$1,318,380,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2016	2015	2014
REVENUES
Rents	$118,098,000	$116,739,000	$116,505,000
Expense recoveries	32,036,000	31,834,000	31,392,000
Other	952,000	634,000	287,000
Total revenues	151,086,000	149,207,000	148,184,000
EXPENSES
Operating, maintenance and management	24,898,000	25,401,000	26,604,000
Real estate and other property-related taxes	19,617,000	19,189,000	18,182,000
General and administrative	18,154,000	15,004,000	14,356,000
Acquisition pursuit costs	3,426,000	1,238,000	2,870,000
Depreciation and amortization	40,787,000	38,594,000	38,700,000
Total expenses	106,882,000	99,426,000	100,712,000

OTHER
Gain on sale	59,000	—	6,413,000
Impairment (charges)/reversals	(6,347,000)	212,000	(3,148,000)
Total other	(6,288,000)	212,000	3,265,000

OPERATING INCOME	37,916,000	49,993,000	50,737,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(26,529,000)	(28,272,000)	(32,301,000)
Early extinguishment of debt costs	(2,623,000)	(105,000)	(825,000)
Total non-operating income and expenses	(29,152,000)	(28,377,000)	(33,126,000)

INCOME FROM CONTINUING OPERATIONS	8,764,000	21,616,000	17,611,000

DISCONTINUED OPERATIONS
Income from operations	—	12,000	1,647,000
Impairment reversals	—	153,000	47,000
Gain on extinguishment of debt obligations	—	—	1,423,000
Gain on sales	—	—	7,963,000
Total income from discontinued operations	—	165,000	11,080,000

NET INCOME	8,764,000	21,781,000	28,691,000

Net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	162,000	393,000	370,000
Limited partners' interest in Operating Partnership	17,000	(28,000)	(80,000)
Total net loss attributable to noncontrolling interests	179,000	365,000	290,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	8,943,000	22,146,000	28,981,000

Preferred stock dividends	(14,408,000)	(14,408,000)	(14,408,000)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,465,000)	$7,738,000	$14,573,000

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$(0.08)	$0.09	$0.04
Discontinued operations	0.00	0.00	0.14
	$(0.08)	$0.09	$0.18

Weighted average number of common shares - basic and diluted	81,672,000	81,356,000	75,311,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2016	2015	2014

Net income	$8,764,000	$21,781,000	$28,691,000

Other comprehensive income - unrealized gain (loss) on change in fair value of cash flow hedges	4,901,000	(918,000)	(1,858,000)

Comprehensive income	13,665,000	20,863,000	26,833,000

Comprehensive loss attributable to noncontrolling interests	155,000	370,000	305,000

Comprehensive income attributable to Cedar Realty Trust, Inc.	$13,820,000	$21,233,000	$27,138,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2016, 2015 and 2014

	Cedar Realty Trust, Inc. Shareholders

	Preferred stock		Common stock				Cumulative	Accumulated
		$25.00			Treasury	Additional	distributions	other
		Liquidation		$0.06	stock,	paid-in	in excess of	comprehensive
	Shares	value	Shares	Par value	at cost	capital	net income	income (loss)	Total
BALANCE, DECEMBER 31, 2013	7,950,000	$190,661,000	72,200,000	$4,332,000	$(20,191,000)	$747,997,000	$(393,819,000)	$(1,303,000)	$527,677,000
Net income (loss)	—	—	—	—	—	—	28,981,000	—	28,981,000
Unrealized loss on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(1,843,000)	(1,843,000)
Share-based compensation, net	—	—	60,000	4,000	1,388,000	1,947,000	—	—	3,339,000
Common stock sales and issuance expenses, net	—	—	6,902,000	414,000	—	40,749,000	—	—	41,163,000
Preferred stock dividends	—	—	—	—	—	—	(14,408,000)	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(15,841,000)	—	(15,841,000)
Conversions of OP Units into common stock	—	—	51,000	3,000	—	368,000	—	—	371,000
Redemptions of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	113,000	—	—	113,000
BALANCE, DECEMBER 31, 2014	7,950,000	190,661,000	79,213,000	4,753,000	(18,803,000)	791,174,000	(395,087,000)	(3,146,000)	569,552,000
Net income (loss)	—	—	—	—	—	—	22,146,000	—	22,146,000
Unrealized loss on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(913,000)	(913,000)
Share-based compensation, net	—	—	44,000	3,000	1,519,000	877,000	—	—	2,399,000
Common stock sales and issuance expenses, net	—	—	5,752,000	345,000	—	41,396,000	—	—	41,741,000
Preferred stock dividends	—	—	—	—	—	—	(14,408,000)	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(17,001,000)	—	(17,001,000)
Conversions / Redemption of OP Units	—	—	40,000	2,000	—	280,000	—	—	282,000
Reclassification of mezzanine OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners interest	—	—	—	—	—	19,000	—	—	19,000
Acquisition of noncontrolling interest	—	—	—	—	—	(7,767,000)	—	—	(7,767,000)
BALANCE, DECEMBER 31, 2015	7,950,000	190,661,000	85,049,000	5,103,000	(17,284,000)	825,979,000	(404,350,000)	(4,059,000)	596,050,000
Net income (loss)	—	—	—	—	—	—	8,943,000	—	8,943,000
Unrealized gain on change in fair value of flow hedges	—	—	—	—	—		—	4,877,000	4,877,000
Share-based compensation, net	—	—	261,000	16,000	(845,000)	3,297,000	—	—	2,468,000
Common stock sales, net of issuance expenses	—	—	6,000	—	—	(142,000)	—	—	(142,000)
Preferred stock dividends	—	—	—	—	—	—	(14,408,000)	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(17,049,000)	—	(17,049,000)
Redemptions of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	392,000	—	(391,000)	1,000
BALANCE, DECEMBER 31, 2016	7,950,000	$190,661,000	85,316,000	$5,119,000	$(18,129,000)	$829,526,000	$(426,864,000)	$427,000	$580,740,000

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2016, 2015 and 2014

Continued

	Noncontrolling Interests
	Minority
	interests in	Limited
	consolidated	partners'		Total
	joint ventures	OP Units	Total	equity
BALANCE, DECEMBER 31, 2013	$4,202,000	$3,355,000	$7,557,000	$535,234,000
Net income (loss)	(370,000)	69,000	(301,000)	28,680,000
Unrealized loss on change in fair value of cash flow hedges	—	(13,000)	(13,000)	(1,856,000)
Share-based compensation, net	—	—	—	3,339,000
Common stock sales and issuance expenses, net	—	—	—	41,163,000
Preferred stock dividends	—	—	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	(960,000)	(74,000)	(1,034,000)	(16,875,000)
Conversions of OP Units into common stock	—	(371,000)	(371,000)	—
Redemptions of OP Units	—	(437,000)	(437,000)	(437,000)
Reallocation adjustment of limited partners' interest	—	(98,000)	(98,000)	15,000
BALANCE, DECEMBER 31, 2014	2,872,000	2,431,000	5,303,000	574,855,000
Net income (loss)	(393,000)	28,000	(365,000)	21,781,000
Unrealized loss on change in fair value of cash flow hedges	—	(5,000)	(5,000)	(918,000)
Share-based compensation, net	—	—	—	2,399,000
Common stock sales and issuance expenses, net	—	—	—	41,741,000
Preferred stock dividends	—	—	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	(76,000)	(76,000)	(17,077,000)
Conversions / Redemption of OP Units	—	(289,000)	(289,000)	(7,000)
Reclassification of mezzanine OP Units	—	385,000	385,000	385,000
Reallocation adjustment of limited partners interest	—	(12,000)	(12,000)	7,000
Acquisition of noncontrolling interest	(3,449,000)	—	(3,449,000)	(11,216,000)
BALANCE, DECEMBER 31, 2015	(970,000)	2,462,000	1,492,000	597,542,000
Net income (loss)	(162,000)	(17,000)	(179,000)	8,764,000
Unrealized gain on change in fair value of flow hedges	—	24,000	24,000	4,901,000
Share-based compensation, net	—	—	—	2,468,000
Common stock sales, net of issuance expenses	—	—	—	(142,000)
Preferred stock dividends	—	—	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	(71,000)	(71,000)	(17,120,000)
Redemptions of OP Units	—	(8,000)	(8,000)	(8,000)
Reallocation adjustment of limited partners' interest	—	(1,000)	(1,000)	—
BALANCE, DECEMBER 31, 2016	$(1,132,000)	$2,389,000	$1,257,000	$581,997,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES
Net income	$8,764,000	$21,781,000	$28,691,000
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charges / (reversals)	6,347,000	(365,000)	3,101,000
Gain on extinguishment of debt obligations	—	—	(1,423,000)
Gain on sales	(59,000)	—	(14,376,000)
Straight-line rents	(38,000)	(506,000)	(761,000)
Provision for doubtful accounts	1,198,000	1,463,000	1,985,000
Depreciation and amortization	40,787,000	38,594,000	38,700,000
Amortization of intangible lease liabilities	(2,751,000)	(3,125,000)	(4,322,000)
Expense relating to share-based compensation, net	2,930,000	3,168,000	3,531,000
Amortization (including accelerated write-off) of deferred financing costs	1,778,000	1,611,000	2,158,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(942,000)	(1,346,000)	(2,989,000)
Prepaid expenses and other	(1,418,000)	(1,929,000)	(2,460,000)
Accounts payable and accrued liabilities	929,000	(210,000)	(950,000)
Net cash provided by operating activities	57,525,000	59,136,000	50,885,000

INVESTING ACTIVITIES
Acquisitions of real estate	(31,923,000)	(42,991,000)	(38,861,000)
Expenditures for real estate improvements	(15,484,000)	(12,698,000)	(16,254,000)
Net proceeds from sales of real estate	96,170,000	5,891,000	102,124,000
Construction escrows and other	2,301,000	1,922,000	2,107,000
Net cash provided by / (used in) investing activities	51,064,000	(47,876,000)	49,116,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	(197,000,000)	(186,400,000)	(231,500,000)
Advances under revolving credit facility	191,000,000	192,400,000	150,000,000
Advances under term loans	100,000,000	100,000,000	150,000,000
Mortgage borrowing	50,000,000	—	—
Mortgage repayments	(218,757,000)	(114,828,000)	(177,094,000)
Payments of debt financing costs	(1,355,000)	(2,879,000)	(1,312,000)
Noncontrolling interests:
Purchase of joint venture minority interests share	—	(11,216,000)	—
Distributions of consolidated joint venture minority interests	—	—	(960,000)
Distributions to limited partners	(71,000)	(78,000)	(86,000)
Redemptions of OP Units	(8,000)	(7,000)	(437,000)
Common stock sales less issuance expenses, net	(142,000)	41,741,000	41,163,000
Preferred stock dividends	(14,408,000)	(14,408,000)	(14,408,000)
Distributions to common shareholders	(17,049,000)	(17,001,000)	(15,841,000)
Net cash used in financing activities	(107,790,000)	(12,676,000)	(100,475,000)

Net increase (decrease) in cash and cash equivalents	799,000	(1,416,000)	(474,000)
Cash and cash equivalents at beginning of year	2,083,000	3,499,000	3,973,000
Cash and cash equivalents at end of year	$2,882,000	$2,083,000	$3,499,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the "Company") is a real estate investment trust ("REIT") that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, D.C. to Boston corridor. At December 31, 2016, the Company owned and managed a portfolio of 61 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2016, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at December 31, 2016) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 351,000 OP Units outstanding at December 31, 2016 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the consolidation requirements, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under the analysis, limited partnerships and other similar entities will be considered variable interest entities unless the limited partners hold substantive kick-out rights or participating rights. The guidance was adopted on January 1, 2016. The Company evaluated its existing joint venture property at San Souci Plaza based on the new guidance, determined the entity is now deemed to be a variable interest entity, and will continue to consolidate the entity. At December 31, 2016, this VIE owned real estate with a carrying value of $26.2 million and no mortgage loan payable.

The Company has a 60%-owned joint venture originally formed to develop the project known as Crossroads II. This joint venture is consolidated as it is deemed to be a VIE and the Company is the primary beneficiary. The Company (1) guaranteed all related debt, (2) does not require its partners to fund additional capital requirements, (3) has an economic interest greater than its voting proportion and (4) directs the management activities that significantly impact the performance of the joint venture. At December 31, 2016, this VIE owned real estate with a carrying value of $39.2 million and no mortgage loan payable.

On January 23, 2015, the Company acquired the New London Mall joint venture partner’s 60% ownership interest, giving the Company a 100% ownership interest in this property, which is located in New London, Connecticut (See Note 3 - “Real Estate”). Prior to the acquisition of the joint venture partner’s ownership interest, the entity was not a VIE, the Company was the sole general partner and exercised substantial operating control over the entity; accordingly, the Company determined that the entity should be consolidated.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years, with buildings being depreciated at the upper end of the range. Depreciation expense amounted to $37.1 million, $35.0 million and $35.0 million for 2016, 2015 and 2014, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

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

The values of acquired above-market and below-market leases are recorded based on the present values (using discount rates which reflect the risks associated with the leases acquired) of the differences between the contractual amounts to be received and management’s estimate of market lease rates, measured over the terms of the respective leases that management deemed appropriate at the time of the acquisitions. Such valuations include consideration of the non-cancellable terms of the respective leases as well as any applicable renewal periods. The fair values associated with below-market rental renewal options are determined based on the Company’s experience and the relevant facts and circumstances that existed at the time of the acquisitions. The values of above-market leases are amortized to rental income over the terms of the respective non-cancelable lease periods. The portion of the values of below-market leases associated with the original non-cancelable lease terms are amortized to rental income over the terms of the respective non-cancelable lease periods.  The portion of the values of the leases associated with below-market renewal options that are likely of exercise are amortized to rental income over the respective renewal periods. The value of other intangible assets (including leasing commissions, tenant improvements, etc.) is amortized to expense over the applicable terms of the respective leases. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts relating to that lease would be recognized in operations at that time.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement. The Company believes these criteria were met for all real estate sold during 2016, 2015 and 2014.

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

Cash and Cash Equivalents / Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days, and include cash at consolidated joint ventures of $0.5 million and $0.2 million at December 31, 2016 and 2015, respectively.

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

December 31, 2016

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $4.7 million and $4.4 million at December 31, 2016 and 2015, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $1.2 million, $1.4 million and $1.9 million in 2016, 2015 and 2014, respectively.

Segment Information

The Company’s primary business is the ownership and operation of grocery-anchored shopping centers. The Company reviews operating and financial information for each property on an individual basis and, accordingly, each property represents an individual operating segment. The Company evaluates financial performance using property operating income, which consists of rental income and other property income, less operating expenses and real estate taxes. No individual property constitutes more than 10% of the Company’s revenues or property operating income, and the Company has no operations outside of the United States of America. Therefore, the Company has aggregated its properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes.

Income Taxes

The Company, organized in 1984, has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of December 31, 2016, the Company was in compliance with all REIT requirements.

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

December 31, 2016

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

Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2016	2015	2014
Supplemental disclosure of cash activities:
Cash paid for interest	$26,296,000	$27,521,000	$32,275,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	743,000	409,000	757,000
Conversions of OP Units into common stock	—	282,000	371,000
Mortgage loan payable assumed upon acquisition	(8,501,000)	(20,462,000)	(53,439,000)
Mortgage loan assumed by buyer	—	—	15,557,000
Deed-in-lieu of foreclosure of properties:
Real estate transferred	—	—	(6,238,000)
Mortgage loans payable and related obligations settled	—	—	7,661,000

Recently-Issued Accounting Pronouncements

In May 2014, the FASB issued guidance which amends the accounting for revenue recognition. Under the amended guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled to and receive in exchange for those goods or services. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications with respect to certain variable payment terms included in lease agreements. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently in the process of evaluating the guidance; however, based on its initial assessment, the Company does not believe it will have a material impact on its consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

In February 2016, the FASB issued guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for pursuant to existing guidance for operating leases. The guidance is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations under its ground lease and executive office lease agreements for which the Company is the lessee. As of December 31, 2016, the remaining contractual payments under the Company’s ground lease and executive office lease agreements aggregated $17.1 million with a remaining weighted average term of 46.1 years. Additionally, the guidance will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. The new lease accounting guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption being permitted.  The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

In March 2016, the FASB issued guidance which amends the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption being permitted. The Company has evaluated the guidance and has determined it will not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued guidance which enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including accounts receivable, straight-line rent receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

In August 2016, the FASB issued guidance that clarifies how an entity should classify certain cash receipts and cash payments on its statement of cash flows. The guidance established that an entity will classify cash payments for debt prepayment or extinguishment costs as financing cash flows. In addition, the guidance provides entities with an alternative to consider regarding the nature of the source of distributions that an investor receives from an equity method investment when classifying distributions received in its cash flow statement (the nature of the distribution approach). Alternatively, entities can elect to classify the distributions received from equity method investees based on the cumulative earnings approach. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption being permitted. The Company has evaluated the guidance and has determined it will not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued guidance that will require entities to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

financial statements. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption being permitted. The Company has evaluated the guidance and has determined it will not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued guidance which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the guidance on revenue from contracts with customers. The Company believes that most of its typical acquisitions of real estate will not meet the new definition of a business, and accordingly, will result in the capitalization of associated acquisition pursuit costs. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption being permitted. The Company has elected to early adopt this guidance effective January 1, 2017.

Note 3. Real Estate

Real estate activity for 2016 and 2015 is composed of the following:

	Years ended December 31,
	2016	2015
Cost
Balance, beginning of year	$1,550,027,000	$1,476,173,000
Properties transferred to held for sale	(96,596,000)	(4,599,000)
Properties acquired	39,456,000	65,313,000
Write-off fully-depreciated assets	(12,130,000)	—
Improvements and betterments	15,672,000	13,140,000
Balance, end of the year	$1,496,429,000	$1,550,027,000

Accumulated depreciation
Balance, beginning of the year	$300,832,000	$267,211,000
Properties transferred held for sale	(11,280,000)	(1,380,000)
Write-off fully-depreciated assets	(12,130,000)	—
Depreciation expense	35,648,000	35,001,000
Balance, end of the year	$313,070,000	$300,832,000

Net book value	$1,183,359,000	$1,249,195,000

At December 31, 2016, certain of the Company’s shopping center properties were pledged as collateral for mortgage loans payable. See Note 9 - “Mortgage Loans Payable and Credit Facilities”.

2017 Acquisition

On February 22, 2017, the Company acquired Christina Crossing, located in Wilmington, Delaware. The purchase price for the property, which was unencumbered, was $29.3 million.

2016 Acquisitions

On February 25, 2016, the Company acquired Shoppes at Arts District, located in Hyattsville, Maryland. The purchase price for the property was $20.5 million, of which $8.5 million was funded from the assumption of a mortgage loan payable bearing interest at the rate of 5.2% per annum and maturing in April 2022.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

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

On December 23, 2015, the Company acquired East River Park, located in Washington, D.C. The purchase price for the property was $39.0 million, of which $20.5 million was funded from the assumption of a mortgage loan payable bearing interest at the rate of 3.9% per annum and maturing in September 2022. The Company incurred costs of $0.7 million in connection with this acquisition.

Properties Held For Sale Subsequent to December 31, 2013

During 2016, 2015 and 2014, the Company sold the properties listed below which did not meet the criteria set forth in the guidance for reporting discontinued operations that was adopted in 2014:

		Date	Sales		Gain on
Property	Location	Sold	Price		Sale
2016
Liberty Marketplace	Dubois, PA	2/11/2016	$15,000,000		$-
Upland Square	Pottstown, PA	11/2/2016	83,250,000	(a)	—
			$98,250,000		$-
2015
Kenley Village	Hagerstown, MD	5/28/2015	$2,275,000		$-
Circle Plaza	Shamokin Dam, PA	7/22/2015	1,800,000		—
			$4,075,000		$-
2014
Fairview Plaza	New Cumberland, PA	5/27/2014	$12,450,000		$3,810,000
Carbondale Plaza	Carbondale, PA	7/18/2014	10,700,000		123,000
Virginia Little Creek	Norfolk, VA	8/22/2014	9,850,000		2,209,000
Annie Land Plaza	Lovingston, VA	9/26/2014	3,500,000		—
Smithfield Plaza	Smithfield, VA	10/21/2014	12,350,000		—
Blue Mountain Commons land parcel	Harrisburg, PA	10/22/2014	350,000		—
St. James Square	Hagerstown, MA	11/5/2014	4,125,000		271,000
			$53,325,000		$6,413,000

(a)The company recorded a $6.3 million impairment charge in connection with the sale of this property.

The Company recorded impairment charges of $6.3 million and $3.1 million in 2016 and 2014, respectively, in addition to reversals of impairments of $0.2 million in 2015, relating to these properties, which are included in continuing operations in the accompanying consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Note 4 –Discontinued Operations

The following is a summary of the components of income from discontinued operations applicable to properties classified as such prior to the adoption in 2014 of guidance for reporting discontinued operations:

	Years ended December 31,
	2015	2014
REVENUES
Rents	$38,000	$2,698,000
Expense recoveries and other	1,000	918,000
Total revenues	39,000	3,616,000
EXPENSES
Operating, maintenance and management	20,000	783,000
Real estate and other property related-taxes	7,000	555,000
Interest	—	631,000
Total expenses	27,000	1,969,000
Income from operations	12,000	1,647,000
Impairment reversals	153,000	47,000
Gain on extinguishment of debt obligations	—	1,423,000
Gain on sales	—	7,963,000
Total income from discontinued operations	$165,000	$11,080,000

2015 Transaction

On February 2, 2015, the Company sold Huntingdon Plaza, located in Huntingdon, Pennsylvania, for $2.2 million.

2014 Transactions

During 2014, the Company sold or conveyed the following properties classified as discontinued operations:

		Date	Sales		Gain on
Property	Location	Sold	Price		Sale
Harbor Square (f/k/a Shore Mall)	Egg Harbor, NJ	2/25/2014	$25,000,000		$-
McCormick Place	Olmstead, OH	5/6/2014	2,679,000	(a)	—
Gahanna Discount Drug Mart Plaza	Columbus, OH	5/27/2014	4,982,000	(a)	—
Townfair Center	Indiana, PA	5/29/2014	22,600,000		1,472,000
Lake Raystown Plaza	Huntingdon, PA	6/25/2014	19,500,000		6,491,000
			$74,761,000		$7,963,000

(a)Lender accepted a deed-in-lieu of foreclosure on the property. Sales price represents mortgage loan payable, accrued interest and other expenses forgiven upon title transfer.

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

December 31, 2016

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

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities.  As of December 31, 2016 and December 31, 2015, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were $143.2 million and $308.1 million, respectively; the carrying values of such loans were $138.2 million and $298.1 million, respectively. As of December 31, 2016 and December 31, 2015, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values.

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2016, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for sale, which, if applicable, are measured on a nonrecurring basis, have been determined to be (1) Level 2 within the valuation hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, direct capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. These cash flows were composed of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach is utilized for certain land values and includes comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015, respectively:

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$447,000	$—	$—	$447,000
Deferred compensation liabilities (b)	$435,000	$—	$—	$435,000
Interest rate swaps asset (a)	$—	$3,074,000	$—	$3,074,000
Interest rate swaps liability (b)	$—	$2,321,000	$—	$2,321,000

	December 31, 2015
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$539,000	$—	$—	$539,000
Deferred compensation liabilities (b)	$529,000	$—	$—	$529,000
Interest rate swaps liability (b)	$—	$3,945,000	$—	$3,945,000

(a) Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

There were no assets measured at fair value on a non-recurring basis as of December 31, 2016. The following table shows the hierarchy for those assets measured at fair value on a non-recurring basis as of December 31, 2015:

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

Excluding properties held for sale, Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, accounted for an aggregate of approximately 12%, 12% and 14% of the Company’s total revenues during 2016, 2015 and 2014, respectively.

The Company’s properties are located largely in the region straddling the Washington, D.C. to Boston corridor, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 26 of the Company’s properties are located in Pennsylvania).

Note 7. Receivables

Receivables at December 31, 2016 and 2015 are composed of the following:

	December 31,
	2016	2015
Rents and other receivables, net	$1,710,000	$2,439,000
Straight-line rents, net	13,184,000	15,473,000
	$14,894,000	$17,912,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Note 8. Other Assets and Deferred Charges, Net

Other assets and deferred charges, net at December 31, 2016 and 2015 are composed of the following:

	December 31,
	2016	2015
Lease origination costs (a)	$17,717,000	$18,394,000
Unsecured revolving credit facility financing costs	1,554,000	2,288,000
Prepaid expenses	4,872,000	6,104,000
Leasehold improvements, furniture and fixtures	431,000	532,000
Investments related to share-based compensation	447,000	539,000
Interest rate swaps	3,074,000	—
Other	1,411,000	1,339,000
Total other assets and deferred charges, net	$29,506,000	$29,196,000

Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $8.4 million (cost of $20.0 million and accumulated amortization of $11.7 million) and $8.0 million (cost of $21.3 million and accumulated amortization of $13.3 million) for the years ended December 31, 2016 and 2015, respectively.

Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $5.4 million, $5.2 million and $5.6 million for 2016, 2015 and 2014, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs relating to the unsecured revolving credit facility are net of accumulated amortization of $24.7 million and $4.4 million, respectively, and will be charged to future operations as follows:

	Lease	Unsecured revolving
	origination	credit facility
	costs	financing costs
2017	$2,788,000	$746,000
2018	2,353,000	746,000
2019	2,012,000	62,000
2020	1,567,000	—
2021	1,176,000	—
Thereafter	7,821,000	—
	$17,717,000	$1,554,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Note 9. Mortgage Loans Payable and Unsecured Credit Facilities

In April 2015, the FASB issued guidance which amends the balance sheet presentation for debt issuance costs. Under the amended guidance, the Company presents the balance of unamortized debt issuance costs for mortgage loans payable and term loans as a direct deduction from the carrying amount of that debt liability. The guidance was adopted on January 1, 2016 and has been applied on a retrospective basis, and, as a result of the adoption, unamortized debt issuance costs for mortgage loans payable and term loans, aggregating $0.9 million and $2.3 million, respectively, have been reclassified from other assets and deferred charges, net, on the consolidated balance sheet.

Debt is composed of the following at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
		Contractual interest rates			Contractual interest rates
	Balance	Weighted -		Balance	Weighted -
Description	outstanding	average	Range	outstanding	average	Range
Fixed-rate mortgages	$138,288,000	4.6%	3.9% - 7.5%	$298,779,000	5.4%	3.9% - 7.5%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	72,000,000	2.1%		78,000,000	1.7%
Term loan	50,000,000	2.1%		50,000,000	1.7%
Fixed-rate (a):
Term loan	75,000,000	2.9%		75,000,000	2.9%
Term loan	50,000,000	2.8%		50,000,000	2.8%
Term loan	75,000,000	4.0%		75,000,000	4.0%
Term loan	50,000,000	3.3%		50,000,000	3.3%
Term loan	100,000,000	3.2%		-	-
	610,288,000	3.3%		676,779,000	3.3%
Unamortized premium	667,000			243,000
Unamortized debt issuance costs	(3,210,000)			(3,202,000)
	$607,745,000			$673,820,000

(a)

The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Mortgage Loans Payable

During 2016 and 2015, the Company repaid the following mortgage loans payable:

		Principal payoff
Property	Repayment date	amount
Gold Star Plaza	March 10, 2016	$953,000
West Bridgewater	June 6, 2016	$10,037,000
Hamburg Square	July 1, 2016	$4,569,000
Meadows Marketplace	August 1, 2016	$9,089,000
Carman's Plaza	August 1, 2016	$33,500,000
San Souci Plaza	September 1, 2016	$27,200,000
Camp Hill	September 30, 2016	$60,742,000
Swede Square	December 29, 2016	$9,652,000
Golden Triangle	December 30, 2016	$18,496,000

		Principal payoff
Property	Repayment date	amount
New London Mall	February 1, 2015	$27,365,000
Oak Ridge Shopping Center	March 11, 2015	$3,155,000
Pine Grove Plaza	June 1, 2015	$5,139,000
Quartermaster Plaza	July 1, 2015	$41,327,000
Groton Shopping Center	July 1, 2015	$10,953,000
Jordan Lane	August 2, 2015	$11,682,000
Southington Center	August 2, 2015	$5,129,000
Oakland Mills	September 1, 2015	$4,385,000

During 2016 and 2015, in connection with these repayments, the Company incurred charges relating to early extinguishment of mortgage loans payable (prepayment penalties and accelerated amortization of deferred financing costs) of $2.6 million and $0.1 million, respectively, included in continuing operations.

On May 3, 2016, the Company refinanced its existing $40.3 million mortgage loan payable secured by Franklin Village Plaza with a new $50.0 million mortgage loan payable, bearing interest at the rate of 3.9% per annum and maturing in June 2026.

Unsecured Revolving Credit Facility and Term Loans

The Company has a $310 million unsecured credit facility which, as amended on February 5, 2015, consists of (1) a $260 million revolving credit facility, expiring on February 5, 2019, and (2) a $50 million term loan, expiring on February 5, 2020.  The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 basis points (“bps”) to 195 bps (135 bps at December 31, 2016) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at December 31, 2016), each based on the Company’s leverage ratio. As of December 31, 2016, the Company had $168.0 million available for additional borrowings under the revolving credit facility.

The Company has $150 million of unsecured term loans comprised of a five-year $75 million term loan, maturing on February 11, 2019, and a seven-year $75 million term loan, maturing on February 11, 2021. Interest on borrowings under the five-year $75 million term loan can range from LIBOR plus 130 bps to 190 bps (130 bps at December 31, 2016) and interest on borrowings under the seven-year $75 million term loan can range from LIBOR plus 170 bps to 230 bps (170 bps at December 31, 2016), each based on the Company’s leverage ratio. Additionally, the Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans through their maturities. Based on the Company’s leverage ratio as of December 31, 2016, the effective fixed interest rates are 2.9% for the five-year $75 million term loan and 4.0% for the seven-year $75 million term loan, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

On February 5, 2015, the Company closed $100 million of new unsecured term loans comprised of a five-year $50 million term loan maturing February 5, 2020 (all of which was borrowed at closing), and a seven-year $50 million term loan maturing February 5, 2022 (all of which was borrowed on June 26, 2015).  Interest on borrowings under the five-year $50 million term loan can range from LIBOR plus 130 to 190 bps (130 bps at December 31, 2016) and interest on borrowings under the seven-year $50 million term loan can range from LIBOR plus 155 bps to 215 bps (155 bps at December 31, 2016), each based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for these term loans beginning on July 1, 2015 through their maturities. Based on the Company’s leverage ratio as of December 31, 2016, the effective fixed interest rates are 2.8% for the five-year $50 million term loan and 3.3% for the seven-year $50 million term loan.

On April 26, 2016, the Company closed a new $100 million unsecured term loan maturing on April 26, 2023 (all of which was borrowed on September 30, 2016). Proceeds were used primarily to repay mortgages maturing through January 2017. Interest on borrowings under the term loan can range from LIBOR plus 165 to 225 bps (165 bps on December 31, 2016), based on the Company’s leverage ratio. Additionally, the Company entered into a forward interest rate swap agreement which converts the LIBOR rate to a fixed rate for the term loan beginning November 1, 2016 through its maturity. Based on the Company’s leverage ratio as of December 31, 2016, the effective fixed interest rate is 3.2%.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt. As of December 31, 2016 the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and terms loans are based on the Company’s leverage ratio.

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable, unsecured term loans, and the unsecured credit facility at December 31, 2016, due on various dates from 2017 to 2029, are as follows:

	Secured Debt		Unsecured Debt					Unamortized
	Scheduled	Balloon	Revolving		Term		Unamortized	Debt
Year	Amortization	Payments	Credit Facility		Loans	Total	Premium	Issuance Costs	Total
2017	$3,221,000	$-	$-		$-	$3,221,000	$119,000	$(759,000)	$2,581,000
2018	3,377,000	-	-		-	3,377,000	126,000	(759,000)	2,744,000
2019	3,542,000	-	72,000,000	(a)	75,000,000	150,542,000	126,000	(607,000)	150,061,000
2020	3,707,000	-	-		100,000,000	103,707,000	126,000	(391,000)	103,442,000
2021	3,253,000	22,367,000	-		75,000,000	100,620,000	126,000	(259,000)	100,487,000
Thereafter	11,561,000	87,260,000	-		150,000,000	248,821,000	44,000	(435,000)	248,430,000
	$28,661,000	$109,627,000	$72,000,000		$400,000,000	$610,288,000	$667,000	$(3,210,000)	$607,745,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.

Derivative Financial Instruments

At December 31, 2016, the Company had $3.1 million included in other assets and deferred charges, net, in addition to $2.3 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $3.0 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

The following is a summary of the derivative financial instruments held by the Company at December 31, 2016 and December 31, 2015:

December 31, 2016
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	value	dates	location
Qualifying	Interest rate swaps	3	$200,000,000	$3,074,000	2020 - 2023	Other assets and deferred charges, net
Qualifying	Interest rate swaps	2	$150,000,000	$2,321,000	2019 - 2021	Accounts payable and accrued liabilities

December 31, 2015
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	value	dates	location
Qualifying	Interest rate swaps	4	$250,000,000	$3,945,000	2019 - 2022	Accounts payable and accrued liabilities

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity 2016, 2015 and 2014, respectively:

		Gain (loss) recognized in other
		comprehensive income
		(effective portion)
Designation/		Years ended December 31,
Cash flow	Derivative	2016	2015	2014
Qualifying	Interest rate swaps	$1,162,000	$(4,539,000)	$(3,650,000)

		(Loss) recognized in other
		comprehensive income
		reclassified into earnings (effective portion)
		Years ended December 31,
	Classification	2016	2015	2014
	Continuing Operations	$(3,739,000)	$(3,621,000)	$(1,663,000)
	Discontinued Operations	$-	$-	$(129,000)

As of December 31, 2016, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of December 31, 2016, if a counterparty were to default, the Company would receive a net interest benefit.

Note 10. Intangible Lease Asset/Liability

Unamortized intangible lease liabilities that relate to below-market leases amounted to $20.3 million and $23.2 million at December 31, 2016 and December 31, 2015, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.5 million and $0.6 million at December 31, 2016 and December 31, 2015, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

The unamortized balance of intangible lease liabilities at December 31, 2016 is net of accumulated amortization of $44.0 million, and will be credited to future operations as follows:

2017	$2,562,000
2018	2,490,000
2019	2,081,000
2020	1,645,000
2021	1,378,000
Thereafter	10,160,000
$20,316,000

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

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York. The terms of the lease, which will expire in February 2020, provide for future minimum rents as follows:  2017 - $489,000, 2018 - $503,000, 2019 - $517,000 and 2020 - $86,000. In addition, several of the Company’s properties and portions of several others are owned subject to operating leases which provide for annual payments subject, in certain cases, to cost-of-living, as follows: 2017 - $0.5 million, 2018 - $0.4 million, 2019 - $0.4 million, 2020 - $0.4 million, 2021 - $0.4 million, and thereafter - $13.5 million.

Rent expense was $1.5 million, $1.5 million and $1.3 million for 2016, 2015 and 2014, respectively.

Note 12. Shareholders’ Equity

Preferred Stock

The Company’s 7.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) has a liquidation preference of $25.00 per share, has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option beginning May 22, 2017 at a price of $25.00 per share plus accrued and unpaid distributions. In addition, the Company had an at-the-market equity program, which expired on May 29, 2015, under which the Company could offer and sell, from time-to-time, shares of its Series B Preferred Stock. There were no transactions during 2015 under this program.

Common Stock

On August 1, 2016, the Company entered into a forward sales agreement to issue 5,750,000 common shares for estimated net proceeds of $44.2 million, before adjustments for dividends paid and other administrative costs incurred prior to settlement. To date, there have been no physical settlements regarding this offering. The Company expects to physically settle the agreement in full prior to its expiration on August 1, 2017. The Company does have the option to net settle this agreement in shares or cash prior to its expiration, but does not expect to utilize this option.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

On January 12, 2015, the Company concluded a public offering of 5,750,000 shares of its common stock (including 750,000 shares relating to the exercise of an over-allotment option by the underwriters), and realized net proceeds, after offering expenses, of approximately $41.9 million.

The Company had an at-the-market offering program, which expired on May 29, 2015, under which it could offer and sell, from time-to-time, shares of its common stock. Prior to the expiration of this program, no shares were sold in 2015.

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) which offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock. Such purchases are at 100% of market value. There were no significant transactions under the DRIP during 2016 and 2015. At December 31, 2016, there remained 2,841,000 shares authorized under the DRIP.

OP Units

Certain noncontrolling interests of the Company had been classified in the mezzanine section of the balance sheet (the “mezzanine OP Units”) as such OP Units had not met the requirements for equity classification (the holders of such OP Units had, under the federal securities laws, demand registration rights of the Company’s common stock upon conversion of such OP Units). Such registration rights expired on April 25, 2015 and, accordingly, such OP Units now meet the requirements for equity classification. There were no significant OP Unit redemptions during 2016 and 2015.

During 2015, holders of 40,000 OP Units converted their holdings to shares of the Company’s common stock.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2016	2015	2014
Common stock	$0.200	$0.200	$0.200
7.250% Series B Preferred Stock	$1.812	$1.812	$1.812

At December 31, 2016 and 2015, there were $1.6 million and $1.6 million, respectively, of accrued preferred stock dividends.

On January 17, 2017, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on February 21, 2017 to shareholders of record on February 10, 2017.

Note 13. Revenues

Rents for 2016, 2015 and 2014, respectively, are comprised of the following:

	Years ended December 31,
	2016	2015	2014
Base rents	$114,655,000	$112,319,000	$110,739,000
Percentage rent	654,000	789,000	683,000
Straight-line rents	38,000	506,000	761,000
Amortization of intangible lease liabilities, net	2,751,000	3,125,000	4,322,000
Total rents	$118,098,000	$116,739,000	$116,505,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2016 are approximately as follows (excluding those base rents applicable to properties classified as real estate held for sale):

2017	$101,880,000
2018	93,063,000
2019	79,220,000
2020	63,742,000
2021	49,311,000
Thereafter	213,217,000
$600,433,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such additional revenue amounts aggregated approximately $32.7 million, $32.6 million and $32.1 million for 2016, 2015 and 2014, respectively. Such amounts do not include amortization of intangible lease liabilities.

Note 14. 401(k) Retirement Plan

The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $293,000, $265,000, and $279,000 for 2016, 2015, and 2014, respectively.

Note 15. Share-Based Compensation

The following tables set forth certain share-based compensation information for 2016, 2015, and 2014, respectively:

	Years ended December 31,
	2016		2015	2014
Expense relating to share grants	$3,141,000	(a)	$3,261,000	$3,761,000
Amounts capitalized	(211,000)		(93,000)	(230,000)
Total charged to operations	$2,930,000		$3,168,000	$3,531,000

			Weighted average
	Shares		grant date value
Unvested shares, December 31, 2015	3,429,000		$5.03
Restricted share grants	491,000		$6.87
Vested during period	(115,000)		$5.43
Forfeitures/cancellations	(167,000)		$5.54
Unvested shares, December 31, 2016	3,638,000		$5.24

(a)	Net of an expense reduction of $267,000 relating to a forfeiture of restricted shares in connection with an employment termination.

At December 31, 2016, 1.2 million shares remained available for grants pursuant to the 2012 Plan and, at that date, there remained an aggregate of $6.1 million applicable to all grants and awards to be expensed over a weighted average period of 2.4 years.

During 2016, there were 491,000 time-based restricted shares granted with a weighted average grant date fair value of $6.87 per share. During 2015, there were 180,000 time-based restricted shares issued, with a weighted average grant date fair value of $7.43 per share. During 2014, there were 133,000 time-based restricted shares granted, with a weighted average grant date fair value of $6.32 per share.

The total fair values of shares vested during 2016, 2015, and 2014 were $811,000, $2,869,000, and $934,000, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

The Company’s President and Chief Executive Officer has received restricted share grants totaling 2.5 million shares as provided in his employment agreement, one-half of which is time-based, vesting upon the seventh anniversary of the date of grant (vesting on June 15, 2018), and the other half performance-based, to be earned if the total annual return on an investment in the Company’s common stock is at least an average of 6.5% per year for the seven years ending June 15, 2018. An independent appraisal determined the value of the performance-based award to be $4.39 per share compared to a market price at the date of grant of $4.98 per share. Consistent with such awards to other recipients, dividends have been paid on all the shares.

Note 16. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2016, 2015 and 2014, the Company had 3.6 million, 3.5 million and 3.7 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the 2016, 2015 and 2014, respectively:

	Years ended December 31,
	2016	2015	2014
Numerator
Income from continuing operations	$8,764,000	$21,616,000	$17,611,000
Preferred stock dividends	(14,408,000)	(14,408,000)	(14,408,000)
Net loss attributable to noncontrolling interests	179,000	366,000	358,000
Net earnings allocated to unvested shares	(715,000)	(701,000)	(734,000)
(Loss) income from continuing operations attributable to vested common shares	(6,180,000)	6,873,000	2,827,000
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	-	164,000	11,012,000
Net (loss) income attributable to vested common shares outstanding	$(6,180,000)	$7,037,000	$13,839,000
Denominator
Weighted average number of vested common shares outstanding	81,672,000	81,356,000	75,311,000
Earnings per vested common share, basic and diluted
Continuing operations	$(0.08)	$0.09	$0.04
Discontinued operations	0.00	0.00	0.14
	$(0.08)	$0.09	$0.18

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The 5,750,000 common shares subject to the forward sale agreements (see Note 12 - “Shareholders’ Equity”) have been excluded from the denominator as they were anti-dilutive using the treasury stock method. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 352,000, 378,000 and 433,000 for 2016, 2015 and 2014, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2016

Note 17. Selected Quarterly Financial Data (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2016
Revenues	$38,251,000	$37,872,000	$37,793,000	$37,170,000
Net income (loss)	$1,576,000	$4,795,000	$(761,000)	$3,154,000
Net (loss) income attributable to common shareholders	$(1,939,000)	$1,286,000	$(4,289,000)	$(523,000)
Per common share (basic and diluted) (a)	$(0.03)	$0.01	$(0.05)	$(0.01)

2015
Revenues	$38,635,000	$36,742,000	$36,100,000	$37,730,000
Net income	$3,399,000	$5,416,000	$6,126,000	$6,840,000
Net (loss) income attributable to common shareholders	$(123,000)	$1,915,000	$2,590,000	$3,356,000
Per common share (basic and diluted) (a)	$(0.00)	$0.02	$0.03	$0.04

(a) Differences between the sum of the four quarterly per share amounts and the annual per share amounts are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

Note 18. Subsequent Events

In determining subsequent events, management reviewed all activity from January 1, 2017 through the date of filing this Annual Report on Form 10-K.

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Academy Plaza	PA	2001	100%	1965/2013	137,415	$2,406,000	$9,623,000
Big Y Shopping Center	CT	2013	100%	2007	101,105	11,272,000	23,395,000
Camp Hill	PA	2002	100%	1958/2005	463,967	4,460,000	17,857,000
Carll's Corner	NJ	2007	100%	1960's-1999	129,582	3,034,000	15,293,000
Carmans Plaza	NY	2007	100%	1954/2007	193,736	8,539,000	35,804,000
Coliseum Marketplace	VA	2005	100%	1987/2012	106,648	2,924,000	14,416,000
Colonial Commons	PA	2011	100%	2011/2013	461,914	9,367,000	37,496,000
Crossroads II	PA	2008	60%	2009	133,717	15,383,000	-
East River Park	DC	2015	100%	1946-1996	150,107	9,143,000	30,893,000
Elmhurst Square	VA	2006	100%	1961-1983	66,254	1,371,000	5,994,000
Fairview Commons	PA	2007	100%	1976/2003	52,964	858,000	3,568,000
Fieldstone Marketplace	MA	2005/2012	100%	1988/2003	151,995	5,229,000	21,440,000
Fort Washington Center	PA	2002	100%	2003	41,000	2,462,000	-
Franklin Village Plaza	MA	2004/2012	100%	1987/2005	303,144	14,270,000	61,915,000
Fredericksburg Way	VA	2005	100%	1997	63,000	3,213,000	12,758,000
General Booth Plaza	VA	2005	100%	1985	71,639	1,935,000	9,493,000
Glen Allen Shopping Center	VA	2005	100%	2000	63,328	6,769,000	683,000
Glenwood Village	NJ	2016	100%	2015	63,844	625,000	17,674,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,790	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	121,825	3,070,000	12,320,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Square	PA	2004	100%	1993/2010	99,580	1,153,000	4,678,000
Jordan Lane	CT	2005	100%	1969/1991	177,504	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985/2013	79,512	2,207,000	11,000,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Lawndale Plaza	PA	2015	100%	1998	93,040	3,635,000	21,854,000
Maxatawny Marketplace	PA	2011	100%	2014	59,939	1,612,000	-
Meadows Marketplace	PA	2004/2012	100%	2005	91,518	1,914,000	-
Mechanicsburg Giant	PA	2005	100%	2003	51,500	2,709,000	12,159,000
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000
Newport Plaza	PA	2003	100%	1996	64,489	1,721,000	7,758,000
New London Mall	CT	2009	100%	1967/1997	259,566	14,891,000	24,967,000
Northside Commons	PA	2008	100%	2009	69,136	3,332,000	-
Norwood Shopping Center	MA	2006	100%	1965/2013	97,756	1,874,000	8,453,000
Oak Ridge Shopping Center	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/2013	90,100	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960's/2004	58,224	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/2012	111,051	1,488,000	6,566,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	86,089	2,010,000	6,489,000
Port Richmond Village	PA	2001	100%	1988	154,908	2,942,000	11,769,000
Quartermaster Plaza	PA	2014	100%	2004	456,602	37,031,000	54,210,000
River View Plaza	PA	2003	100%	1991/1998	236,217	9,718,000	40,356,000
San Souci Plaza	MD	2009	40%	1985 - 1997	264,134	14,849,000	18,445,000
Shoppes at Arts District	DC	2016	100%	2011	35,676	2,247,000	18,616,000
South Philadelphia	PA	2003	100%	1950/2003	283,415	8,222,000	36,314,000
Southington Center	CT	2003	100%	1972/2000	155,842	-	11,834,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000
Swede Square	PA	2003	100%	1980/2012	100,816	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990/2012	227,598	7,632,000	29,308,000
The Commons	PA	2004	100%	2003	203,426	3,098,000	14,047,000
The Point	PA	2000	100%	1972/2012	268,037	2,700,000	10,800,000
The Shops at Suffolk Downs	MA	2005	100%	2005/2011	121,320	7,580,000	11,089,000
Timpany Plaza	MA	2007	100%	1970's-1989	183,775	3,412,000	19,240,000
Trexler Mall	PA	2005	100%	1973/2013	337,297	6,932,000	32,815,000
Trexlertown Plaza	PA	2006	100%	1990/2011	321,129	13,349,000	23,867,000
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,394	2,061,000	7,314,000
Webster Plaza	MA	2007	100%	1960's-2004	98,984	3,551,000	18,412,000
West Bridgewater Plaza	MA	2007	100%	1970/2007	133,039	2,823,000	14,901,000
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,505,000
Land parcels	PA	n/a	100%	n/a	-	1,965,000	-
Total Portfolio					9,127,793	$306,824,000	$948,982,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2016
	cost		Building and		Accumulated	Amount of
Property	capitalized (a)	Land	improvements	Total	depreciation	Encumbrance
Academy Plaza	$4,565,000	$2,406,000	$14,188,000	$16,594,000	$4,907,000	$-
Big Y Shopping Center	11,000	10,268,000	24,410,000	34,678,000	2,601,000	-
Camp Hill	44,498,000	4,424,000	62,391,000	66,815,000	19,663,000	-
Carll's Corner	(433,000)	2,898,000	14,996,000	17,894,000	4,614,000	-
Carmans Plaza	517,000	8,421,000	36,439,000	44,860,000	10,394,000	-
Coliseum Marketplace	5,426,000	3,586,000	19,180,000	22,766,000	6,361,000	-
Colonial Commons	5,222,000	9,367,000	42,718,000	52,085,000	10,079,000	25,070,000
Crossroads II	28,968,000	17,671,000	26,680,000	44,351,000	5,140,000	-
East River Park	378,000	9,398,000	31,016,000	40,414,000	1,662,000	19,848,000
Elmhurst Square	423,000	1,371,000	6,417,000	7,788,000	1,704,000	-
Fairview Commons	346,000	858,000	3,914,000	4,772,000	860,000	-
Fieldstone Marketplace	1,969,000	5,167,000	23,471,000	28,638,000	7,951,000	-
Fort Washington Center	5,176,000	2,462,000	5,176,000	7,638,000	2,055,000	-
Franklin Village Plaza	1,486,000	14,681,000	62,990,000	77,671,000	10,313,000	49,097,000
Fredericksburg Way	-	3,213,000	12,758,000	15,971,000	4,131,000	-
General Booth Plaza	(947,000)	1,935,000	8,546,000	10,481,000	2,465,000	-
Glen Allen Shopping Center	(212,000)	5,367,000	1,873,000	7,240,000	524,000	-
Glenwood Village	66,000	625,000	17,740,000	18,365,000	370,000	-
Gold Star Plaza	598,000	1,644,000	7,117,000	8,761,000	2,518,000	-
Golden Triangle	9,517,000	2,320,000	19,230,000	21,550,000	7,807,000	-
Groton Shopping Center	4,045,000	3,113,000	16,322,000	19,435,000	3,922,000	-
Halifax Plaza	367,000	1,347,000	6,231,000	7,578,000	2,308,000	-
Hamburg Square	5,518,000	1,153,000	10,196,000	11,349,000	3,038,000	-
Jordan Lane	242,000	4,291,000	21,418,000	25,709,000	6,043,000	-
Kempsville Crossing	(3,227,000)	2,207,000	7,773,000	9,980,000	2,470,000	-
Kings Plaza	(537,000)	2,408,000	12,072,000	14,480,000	2,885,000	-
Lawndale Plaza	436,000	3,635,000	22,290,000	25,925,000	1,665,000	-
Maxatawny Marketplace	9,066,000	1,454,000	9,224,000	10,678,000	879,000	-
Meadows Marketplace	11,425,000	1,914,000	11,425,000	13,339,000	3,160,000	-
Mechanicsburg Giant	-	2,709,000	12,159,000	14,868,000	3,802,000	-
Metro Square	(247,000)	5,250,000	9,965,000	15,215,000	2,445,000	7,344,000
Newport Plaza	401,000	1,682,000	8,198,000	9,880,000	2,942,000	-
New London Mall	1,532,000	8,807,000	32,583,000	41,390,000	10,743,000	-
Northside Commons	10,010,000	3,379,000	9,963,000	13,342,000	1,832,000	-
Norwood Shopping Center	735,000	1,874,000	9,188,000	11,062,000	2,366,000	-
Oak Ridge Shopping Center	46,000	960,000	4,300,000	5,260,000	1,340,000	-
Oakland Commons	(344,000)	2,504,000	15,318,000	17,822,000	4,352,000	-
Oakland Mills	41,000	1,611,000	6,333,000	7,944,000	2,408,000	-
Palmyra Shopping Center	1,700,000	1,488,000	8,266,000	9,754,000	2,780,000	-
Pine Grove Plaza	767,000	2,010,000	7,256,000	9,266,000	2,362,000	-
Port Richmond Village	1,588,000	2,843,000	13,456,000	16,299,000	5,342,000	-
Quartermaster Plaza	812,000	37,031,000	55,022,000	92,053,000	5,142,000	-
River View Plaza	5,309,000	9,718,000	45,665,000	55,383,000	15,689,000	-
San Souci Plaza	2,425,000	13,406,000	22,313,000	35,719,000	9,501,000	-
Shoppes at Arts District	-	2,247,000	18,616,000	20,863,000	503,000	9,044,000
South Philadelphia	2,815,000	8,222,000	39,129,000	47,351,000	15,534,000	-
Southington Center	233,000	-	12,067,000	12,067,000	4,039,000	-
Suffolk Plaza	(1,301,000)	1,402,000	5,935,000	7,337,000	1,701,000	-
Swede Square	5,726,000	2,272,000	11,954,000	14,226,000	4,930,000	-
The Brickyard	3,903,000	7,648,000	33,195,000	40,843,000	9,370,000	-
The Commons	3,093,000	3,098,000	17,140,000	20,238,000	6,364,000	-
The Point	14,787,000	2,996,000	25,291,000	28,287,000	9,288,000	27,840,000
The Shops at Suffolk Downs	9,569,000	7,580,000	20,658,000	28,238,000	5,530,000	-
Timpany Plaza	593,000	3,368,000	19,877,000	23,245,000	4,615,000	-
Trexler Mall	7,588,000	6,932,000	40,403,000	47,335,000	12,052,000	-
Trexlertown Plaza	26,578,000	13,351,000	50,443,000	63,794,000	8,761,000	-
Valley Plaza	1,354,000	1,950,000	9,120,000	11,070,000	3,292,000	-
Washington Center Shoppes	4,460,000	2,000,000	11,835,000	13,835,000	4,821,000	-
Webster Plaza	2,847,000	4,082,000	20,728,000	24,810,000	4,727,000	-
West Bridgewater Plaza	(685,000)	2,596,000	14,443,000	17,039,000	4,127,000	-
Yorktowne Plaza	463,000	5,798,000	26,110,000	31,908,000	7,881,000	-
Land parcels	(1,084,000)	881,000	-	881,000	-	-
Total Portfolio	$240,623,000	$301,299,000	$1,195,130,000	$1,496,429,000	$313,070,000	$138,243,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

The changes in real estate and accumulated depreciation for the three years ended December 31, 2016 are as follows:

Cost	2016		2015	2014
Balance, beginning of the year	$1,550,027,000		$1,476,173,000	$1,450,951,000
Properties transferred to held for sale	(96,596,000)		(4,599,000)	(81,223,000)
Properties acquired	39,456,000		65,313,000	91,241,000
Impairments	—		—	(6,000)
Improvements and betterments	15,672,000		13,140,000	15,210,000
Write-off fully-depreciated assets	(12,130,000)		—	—
Balance, end of the year	$1,496,429,000	(b)	$1,550,027,000	$1,476,173,000

Accumulated depreciation
Balance, beginning of the year	$300,832,000		$267,211,000	$251,605,000
Properties transferred to held for sale	(11,280,000)		(1,380,000)	(18,523,000)
Depreciation expense (c)	$35,648,000		$35,001,000	$34,129,000
Write-off fully-depreciated assets	(12,130,000)		-	-
Balance, end of the year	$313,070,000		$300,832,000	$267,211,000

Net book value	$1,183,359,000		$1,249,195,000	$1,208,962,000

(a)	Negative amounts represent write-offs of fully depreciated assets.
(b)	At December 31, 2016, the aggregate cost for federal income tax purposes was approximately $26.5 million greater than the Company's recorded values.
(c)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of December 31, 2016, and have concluded that such disclosure controls and procedures are effective.

During the three months ended December 31, 2016, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – 2013 Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

We have audited Cedar Realty Trust Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Cedar Realty Trust Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures —“Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cedar Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cedar Realty Trust, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 of Cedar Realty Trust, Inc. and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 23, 2017

Items 9B.	Other Information

None.

Part III.

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from the Company’s definitive proxy statement, which we expect to file in March 2017 (and in any event not later than 120 days after the close of our fiscal year), for the 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 10.	Directors, Executive Officers and Corporate Governance

This item is incorporated by reference to the definitive proxy statement for the 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation

This item is incorporated by reference to the definitive proxy statement for the 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the definitive proxy statement for the 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the definitive proxy statement for the 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

This item is incorporated by reference to the definitive proxy statement for the 2017 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

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

3.3.f	Amendment No. 5 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 16, 2012.

3.3.g	Amendment No. 6 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 29, 2012.

3.3.h	Amendment No. 7 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 14, 2012.

3.3.i	Amendment No. 8 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on November 21, 2012.

3.3.j	Amendment No. 9 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on February 11, 2013.

10.1*	Cedar Realty Trust, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit A of the Definitive Proxy Statement filed on April 25, 2012.

Item	Title or Description

10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

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

10.3.a*

Amended and Restated Employment Agreement between Cedar Realty Trust, Inc. and Bruce J. Schanzer, dated as of August 4, 2016, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended September 30, 2016.

10.3.b*

Amended and Restated Employment Agreement between Cedar Realty Trust, Inc. and Philip Mays, dated as of August 4, 2016, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2016.

10.3.c*

Amended and Restated Employment Agreement between Cedar Realty Trust, Inc. and Robin McBride Zeigler, dated as of August 4, 2016, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarterly period ended September 30, 2016.

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

10.4.b.1

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

10.4.b.2

First Amendment to Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of July 15, 2016 incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2016.

Item	Title or Description

10.4.c.1

Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., Regions Bank and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of April 26, 2016 incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended March 31, 2016.

10.4.c.2

First Amendment to Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., Regions Bank and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of July 15, 2016 incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2016.

10.5

Voting Agreement dated February 13, 2008 among Cedar Shopping Centers, Inc., Inland American Real Estate Trust, Inc., Inland Investment Advisors, Inc. Inland Real Estate Investment Corporation and The Inland Group, Inc., incorporated by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2007.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.
(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a)(3) above.

(c)	The following financial statement schedules are filed as part of the report:

The response to this portion of Item 15 is included in Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR REALTY TRUST, INC.

/s/ BRUCE J. SCHANZER	/s/ PHILIP R. MAYS
Bruce J. Schanzer	Philip R. Mays
President	EVP, Chief Financial Officer and Treasurer
(principal executive officer)	(principal financial officer)

/s/ GASPARE J. SAITTA, II
Gaspare J. Saitta, II
VP and Chief Accounting Officer
(principal accounting officer)

February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

/s/ JAMES J. BURNS	/s/ ABRAHAM EISENSTAT
James J. Burns	Abraham Eisenstat
Director	Director

/s/ PAMELA N. HOOTKIN	/s/ PAUL G. KIRK, JR
Pamela N. Hootkin	Paul G. Kirk, Jr.
Director	Director

/s/ STEVEN G. ROGERS	/s/ BRUCE J. SCHANZER
Steven G. Rogers	Bruce J. Schanzer
Director	Director
/s/ ROGER M. WIDMANN
Roger M. Widmann
Director

February 23, 2017