Form 10-Q
period 2017-03-31
CEDAR REALTY TRUST, INC.
filed 2017-05-04
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 28, 2017, there were 85,562,728 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, "anticipates", "believes", "expects", "intends", "future", and words of similar import, or the negative thereof. Factors which could cause actual results to differ materially from current expectations include, but are not limited to:  adverse general economic conditions in the United States and uncertainty in the credit and retail markets; financing risks, such as the inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability; risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, tenant bankruptcies, adverse impact of internet sales demand, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; risks endemic to real estate and the real estate industry generally; the impact of the Company’s level of indebtedness on operating performance; inability of tenants to meet their rent and other lease obligations; adverse impact of new technology and e-commerce developments on the Company’s tenants; competitive risk; risks related to the geographic concentration of the Company’s properties in the Washington, D.C. to Boston corridor; the effects of natural and other disasters; the inability of the Company to realize anticipated returns from its redevelopment activities; and the risk factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2017	2016

ASSETS
Real estate:
Land	$305,268,000	$301,299,000
Buildings and improvements	1,219,152,000	1,195,130,000
	1,524,420,000	1,496,429,000
Less accumulated depreciation	(319,160,000)	(313,070,000)
Real estate, net	1,205,260,000	1,183,359,000

Cash and cash equivalents	2,207,000	2,882,000
Restricted cash	1,986,000	2,880,000
Receivables	17,601,000	14,894,000
Other assets and deferred charges, net	30,887,000	29,506,000
TOTAL ASSETS	$1,257,941,000	$1,233,521,000

LIABILITIES AND EQUITY
Mortgage loans payable	$137,432,000	$138,243,000
Unsecured revolving credit facility	90,000,000	72,000,000
Unsecured term loans	397,668,000	397,502,000
Accounts payable and accrued liabilities	25,067,000	23,463,000
Unamortized intangible lease liabilities	19,668,000	20,316,000
Total liabilities	669,835,000	651,524,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 85,565,000 and 85,316,000 shares, issued and outstanding, respectively)	5,134,000	5,119,000
Treasury stock (3,382,000 and 3,264,000 shares, respectively, at cost)	(18,692,000)	(18,129,000)
Additional paid-in capital	830,792,000	829,526,000
Cumulative distributions in excess of net income	(422,961,000)	(426,864,000)
Accumulated other comprehensive income	1,762,000	427,000
Total Cedar Realty Trust, Inc. shareholders' equity	586,696,000	580,740,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	(995,000)	(1,132,000)
Limited partners' OP Units	2,405,000	2,389,000
Total noncontrolling interests	1,410,000	1,257,000
Total equity	588,106,000	581,997,000
TOTAL LIABILITIES AND EQUITY	$1,257,941,000	$1,233,521,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2017	2016
REVENUES
Rents	$28,223,000	$29,130,000
Expense recoveries	8,348,000	8,958,000
Other	203,000	163,000
Total revenues	36,774,000	38,251,000
EXPENSES
Operating, maintenance and management	7,044,000	7,155,000
Real estate and other property-related taxes	4,745,000	4,880,000
General and administrative	4,136,000	5,347,000
Acquisition pursuit costs	156,000	2,597,000
Depreciation and amortization	10,418,000	9,661,000
Total expenses	26,499,000	29,640,000

OTHER
Gain on sale	7,099,000	59,000
Total other	7,099,000	59,000

OPERATING INCOME	17,374,000	8,670,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(5,429,000)	(7,005,000)
Early extinguishment of debt costs	—	(89,000)
Total non-operating income and expenses	(5,429,000)	(7,094,000)

NET INCOME	11,945,000	1,576,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(137,000)	80,000
Limited partners' interest in Operating Partnership	(32,000)	7,000
Total net (income) loss attributable to noncontrolling interests	(169,000)	87,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	11,776,000	1,663,000

Preferred stock dividends	(3,602,000)	(3,602,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$8,174,000	$(1,939,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)	$0.10	$(0.03)

Weighted average number of common shares - basic and diluted	81,734,000	81,656,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended March 31,
	2017	2016

Net income	$11,945,000	$1,576,000

Other comprehensive income - unrealized gain (loss) on change in fair value of cash flow hedges	1,340,000	(4,970,000)

Comprehensive income	13,285,000	(3,394,000)

Comprehensive (income) loss attributable to noncontrolling interests	(174,000)	108,000

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$13,111,000	$(3,286,000)

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Three months ended March 31, 2017

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
					Treasury	Additional	distributions	other
					stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2016	7,950,000	$190,661,000	85,316,000	$5,119,000	$(18,129,000)	$829,526,000	$(426,864,000)	$427,000	$580,740,000
Net income	—	—	—	—	—	—	11,776,000	—	11,776,000
Unrealized gain on change in fair value of flow hedges	—	—	—	—	—	—	—	1,335,000	1,335,000
Share-based compensation, net	—	—	249,000	15,000	(563,000)	1,260,000	—	—	712,000
Common stock sales, net of issuance expenses	—	—	—	—	—	3,000	—	—	3,000
Preferred stock dividends	—	—	—	—	—	—	(3,602,000)	—	(3,602,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,271,000)	—	(4,271,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	3,000	—	—	3,000
Balance, March 31, 2017	7,950,000	$190,661,000	85,565,000	$5,134,000	$(18,692,000)	$830,792,000	$(422,961,000)	$1,762,000	$586,696,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2016	$(1,132,000)	$2,389,000	$1,257,000	$581,997,000
Net income	137,000	32,000	169,000	11,945,000
Unrealized gain on change in fair value of flow hedges	—	5,000	5,000	1,340,000
Share-based compensation, net	—	—	—	712,000
Common stock sales, net of issuance expenses	—	—	—	3,000
Preferred stock dividends	—	—	—	(3,602,000)
Distributions to common shareholders/noncontrolling interests	—	(18,000)	(18,000)	(4,289,000)
Reallocation adjustment of limited partners' interest	—	(3,000)	(3,000)	—
Balance, March 31, 2017	$(995,000)	$2,405,000	$1,410,000	$588,106,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$11,945,000	$1,576,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales	(7,099,000)	(59,000)
Straight-line rents	(241,000)	317,000
Provision for doubtful accounts	315,000	221,000
Depreciation and amortization	10,418,000	9,661,000
Amortization of intangible lease liabilities	(639,000)	(685,000)
Expense relating to share-based compensation, net	933,000	510,000
Amortization (including accelerated write-off) of deferred financing costs	359,000	397,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(3,048,000)	(2,463,000)
Prepaid expenses and other	(599,000)	(814,000)
Accounts payable and accrued liabilities	(1,077,000)	1,331,000
Net cash provided by operating activities	11,267,000	9,992,000

INVESTING ACTIVITIES
Acquisitions of real estate	(28,836,000)	(12,090,000)
Expenditures for real estate improvements	(3,235,000)	(2,128,000)
Net proceeds from sales of real estate	10,372,000	14,494,000
Construction escrows and other	479,000	(257,000)
Net cash (used in) / provided by investing activities	(21,220,000)	19,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	(18,000,000)	(18,000,000)
Advances under revolving credit facility	36,000,000	19,000,000
Mortgage repayments	(834,000)	(2,399,000)
Payments of debt financing costs	—	(1,078,000)
Noncontrolling interests:
Distributions to limited partners	(18,000)	(18,000)
Common stock sales less issuance expenses, net	3,000	9,000
Preferred stock dividends	(3,602,000)	(3,602,000)
Distributions to common shareholders	(4,271,000)	(4,249,000)
Net cash provided by / (used in) financing activities	9,278,000	(10,337,000)

Net decrease in cash and cash equivalents	(675,000)	(326,000)
Cash and cash equivalents at beginning of period	2,882,000	2,083,000
Cash and cash equivalents at end of period	$2,207,000	$1,757,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, D.C. to Boston corridor. At March 31, 2017, the Company owned and managed a portfolio of 62 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2017, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at March 31, 2017) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 351,000 OP Units outstanding at March 31, 2017 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The prior period financial statements reflect certain reclassifications, such as the reclassification of unamortized debt issuance costs for mortgage loans payable and term loans, which had no impact on previously-reported net income attributable to common shareholders or earnings per share. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The unaudited consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2017	2016
Supplemental disclosure of cash activities:
Cash paid for interest	$5,121,000	$6,879,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	175,000	171,000
Mortgage loan payable assumed upon acquisition	—	(8,501,000)

Recently-Issued Accounting Pronouncements

In May 2014, the FASB issued guidance which amends the accounting for revenue recognition. Under the amended guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled and receive in exchange for those goods or services. Leases are specifically excluded from

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

this guidance and will be governed by the applicable lease codification; however, this update may have implications with respect to certain variable payment terms included in lease agreements. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently in the process of evaluating the guidance; however, based on its initial assessment, the Company does not believe it will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for pursuant to existing guidance for operating leases. The guidance is expected to result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations under its ground lease and executive office lease agreements for which the Company is the lessee. Additionally, the guidance will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Lessors will continue to account for leases using an approach that is substantially equivalent to existing guidance for operating and other leases. The new lease accounting guidance requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption being permitted.  The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

In March 2016, the FASB issued guidance which amends the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and the policy election with respect to accounting for forfeitures either as they occur or by estimating forfeitures. The guidance was adopted on January 1, 2017. The Company has elected to account for forfeitures as they occur, and the guidance did not have a material impact on the Company’s consolidated financial statements.

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

In August 2016, the FASB issued guidance that clarifies how an entity should classify certain cash receipts and cash payments on its statement of cash flows. The guidance established that an entity will classify cash payments for debt prepayment or extinguishment costs as financing cash flows. In addition, the guidance provides entities with an alternative to consider regarding the nature of the source of distributions that an investor receives from an equity method investment when classifying distributions received in its cash flow statement (the nature of the distribution approach). Alternatively, entities can elect to classify the distributions received from equity method investees based on the cumulative earnings approach. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption being permitted. The Company has evaluated the guidance and does not believe it will have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued guidance that will require entities to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2017,

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

with early adoption being permitted. The Company has evaluated the guidance and does not believe it will have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued guidance which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the guidance on revenue from contracts with customers. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption being permitted. The Company has elected to early adopt this guidance effective January 1, 2017. The Company believes that most of its typical acquisitions of real estate will not meet the new definition of a business, and accordingly, will result in the capitalization of associated acquisition pursuit costs, as is the case in the acquisition of Christina Crossing (see Note 3 - “Real Estate”).

Note 3. Real Estate

Acquisition

On February 22, 2017, the Company acquired Christina Crossing, located in Wilmington, Delaware. The purchase price for the property, which was unencumbered, was $27.9 million. In addition, the Company incurred transaction costs of $0.9 million. The purchase price has been allocated to real estate assets acquired and liabilities assumed.

Disposition

On February 1, 2017, the Company sold an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania, for $10.7 million, resulting in a $7.1 million gain which is included in continuing operations in the accompanying consolidated statement of operations.

Real Estate Held for Sale

The Company, when applicable, conducts a continuing review of the values for all properties “held for sale based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow analyses, if no contract amounts were as yet being negotiated (see Note 4 - “Fair Value Measurements”), or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

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

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities.  As of March 31, 2017 and December 31, 2016, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were $139.1 million and $143.2 million, respectively; the carrying values of such loans were $137.4 million and $138.2 million, respectively. As of March 31, 2017 and December 31, 2016, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

The valuation of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of March 31, 2017, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, respectively:

	March 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$450,000	$—	$—	$450,000
Deferred compensation liabilities (b)	$450,000	$—	$—	$450,000
Interest rate swaps asset (a)	$—	$3,668,000	$—	$3,668,000
Interest rate swaps liability (b)	$—	$1,619,000	$—	$1,619,000

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$447,000	$—	$—	$447,000
Deferred compensation liabilities (b)	$435,000	$—	$—	$435,000
Interest rate swaps asset (a)	$—	$3,074,000	$—	$3,074,000
Interest rate swaps liability (b)	$—	$2,321,000	$—	$2,321,000

(a) Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

There were no assets measured at fair value on a non-recurring basis as of March 31, 2017 and December 31, 2016.

Note 5. Mortgage Loans Payable and Credit Facility

Unsecured Revolving Credit Facility and Term Loans

The Company has a $310 million unsecured credit facility which consists of (1) a $260 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of March 31, 2017, the Company had $151.4 million available for additional borrowings under the revolving credit facility.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of March 31, 2017 the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and terms loans are based on the Company’s leverage ratio.

  Derivative Financial Instruments

At March 31, 2017, the Company had $3.7 million included in other assets and deferred charges, net, as well as $1.6 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $2.1 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at March 31, 2017 and December 31, 2016:

March 31, 2017
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	value	dates	location
Qualifying	Interest rate swaps	3	$200,000,000	$3,668,000	2020 - 2023	Other assets and deferred charges, net
Qualifying	Interest rate swaps	2	$150,000,000	$1,619,000	2019 - 2021	Accounts payable and accrued liabilities

December 31, 2016
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	value	dates	location
Qualifying	Interest rate swaps	3	$200,000,000	$3,074,000	2020 - 2023	Other assets and deferred charges, net
Qualifying	Interest rate swaps	2	$150,000,000	$2,321,000	2019 - 2021	Accounts payable and accrued liabilities

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2017 and 2016, respectively:

		Gain (loss) recognized in other
		comprehensive income
		(effective portion)
Designation/		Three months ended March 31,
Cash flow	Derivative	2017	2016
Qualifying	Interest rate swaps	$474,000	$(5,892,000)

		(Loss) recognized in other
		comprehensive income
		reclassified into earnings (effective portion)
		Three months ended March 31,
	Classification	2017	2016
	Continuing Operations	$(866,000)	$(922,000)

As of March 31, 2017 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts. Additionally, based on the rates in effect as of March 31, 2017, if a counterparty were to default, the Company would receive a net interest benefit.

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company's consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

Note 7. Shareholders’ Equity

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

Preferred Stock

The Company’s 7.25% Series B Cumulative Redeemable Preferred Stock  has a liquidation preference of $25.00 per share, has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option beginning May 22, 2017 at a price of $25.00 per share plus accrued and unpaid distributions.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2017	2016
Common stock	$0.050	$0.050
7.250% Series B Preferred Stock	$0.453	$0.453

On April 19, 2017, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on May 22, 2017 to shareholders of record on May 12, 2017.

Note 8. Revenues

Rental revenues for the three months ended March 31, 2017 and 2016, respectively, comprise the following:

	Three months ended March 31,
	2017	2016
Base rents	$27,140,000	$28,685,000
Percentage rent	203,000	77,000
Straight-line rents	241,000	(317,000)
Amortization of intangible lease liabilities, net	639,000	685,000
Total rents	$28,223,000	$29,130,000

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three months ended March 31, 2017 and 2016, respectively:

	Three months ended March 31,
	2017	2016
Expense relating to share grants	$979,000	$567,000	(a)
Amounts capitalized	(46,000)	(57,000)
Total charged to operations	$933,000	$510,000

(a)	Net of an expense reduction of $267,000 relating to a forfeiture of restricted shares in connection with an employment termination.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

(unaudited)

On May 2, 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 Plan”), which replaces the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). As of the effective date of the 2017 Plan, the Company will grant no further awards under the 2012 Plan. The 2017 Plan describes certain terms and conditions governing the grant of, among other things, restricted stock awards. The maximum number of shares initially reserved and available for issuance shall be 4.0 million shares, which may be subject to adjustment under certain circumstances as described more fully in the 2017 Plan.

During the three months ended March 31, 2017, there were 297,000 restricted shares issued under the 2012 Plan, with a weighted average grant date fair value of $6.23 per share.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended March 31, 2017 and 2016, the Company had 3.7 million and 3.6 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2017 and 2016, respectively:

	Three months ended March 31,
	2017	2016
Numerator
Income from continuing operations	$11,945,000	$1,576,000
Preferred stock dividends	(3,602,000)	(3,602,000)
Net (income) loss attributable to noncontrolling interests	(169,000)	87,000
Net earnings allocated to unvested shares	(356,000)	(167,000)
Net income (loss) attributable to vested common shares outstanding	$7,818,000	$(2,106,000)
Denominator
Weighted average number of vested common shares outstanding	81,734,000	81,656,000

Net income (loss) per commons share attributable to common shareholders, basic and diluted	$0.10	$(0.03)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The 5,750,000 common shares subject to the forward sale agreements (see Note 7 - “Shareholders’ Equity”) have been excluded from the denominator as they were anti-dilutive using the treasury stock method. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding were 351,000 and 352,000 for the three months ended March 31, 2017 and 2016, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from April 1, 2017 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership and operation of grocery-anchored shopping centers straddling the Washington, D.C. to Boston corridor. At March 31, 2017, the Company owned and managed a portfolio of 62 operating properties (excluding properties “held for sale”) totaling 9.1 million square feet of gross leasable area (“GLA”). The portfolio was 91.2% leased and 89.0% occupied at March 31, 2017.

The Company derives substantially all of its revenues from rents and operating expense reimbursements received pursuant to leases. The Company’s operating results therefore depend on the ability of its tenants to make the payments required by the terms of their leases. The Company focuses its investment activities on grocery-anchored shopping centers. The Company believes that, because of the need of consumers to purchase food and other staple goods and services generally available at such centers, its type of “necessities-based” properties should provide relatively stable revenue flows even during difficult economic times.

Significant Transactions

Acquisition

On February 22, 2017, the Company acquired Christina Crossing, located in Wilmington, Delaware. The purchase price for the property, which was unencumbered, was $27.9 million. In addition, the Company incurred transaction costs of $0.9 million.

Disposition

On February 1, 2017, the Company sold an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania, for $10.7 million, which resulted in a $7.1 million gain.

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

Results of Operations

Comparison of three months ended March 31, 2017 to 2016

			Change
	2017	2016	Dollars	Percent
Revenues	$36,774,000	$38,251,000	$(1,477,000)	-3.9%
Property operating expenses	(11,789,000)	(12,035,000)	246,000	-2.0%
Property operating income	24,985,000	26,216,000	(1,231,000)
General and administrative	(4,136,000)	(5,347,000)	1,211,000	-22.6%
Acquisition pursuit costs	(156,000)	(2,597,000)	2,441,000	n/a
Depreciation and amortization	(10,418,000)	(9,661,000)	(757,000)	7.8%
Gain on sale	7,099,000	59,000	7,040,000	n/a
Interest expense	(5,429,000)	(7,005,000)	1,576,000	-22.5%
Early extinguishment of debt costs	—	(89,000)	89,000	n/a
Net income	11,945,000	1,576,000	10,369,000
Net (income) loss attributable to noncontrolling interests	(169,000)	87,000	(256,000)
Net income attributable to Cedar Realty Trust, Inc.	$11,776,000	$1,663,000	$10,113,000

Revenues were lower primarily as a result of (1) a decrease of $2.5 million in rental revenues and expense recoveries attributable to properties that were sold in 2017 and 2016, and (2) a decrease of $0.4 million in rental revenues and expense recoveries attributable to same-center properties, partially offset by (1) an increase of $1.0 million in rental revenues and expense recoveries attributable to properties acquired in 2017 and 2016, and (2) an increase of $0.4 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties.

Property operating expenses were lower primarily as a result of a decrease of $0.6 million in property operating expenses attributable to properties that were sold in 2017 and 2016, partially offset by an increase of $0.4 million in property operating expenses attributable to properties acquired in 2017 and 2016.

General and administrative costs were lower primarily as a result of $1.4 million of costs and estimated expenses associated with the Chief Operating Officer transition in 2016.

Acquisition pursuit costs in 2016, which were recorded under the prior accounting guidance (see Note 2 - “Summary of Significant Accounting Policies”), relate to (1) $1.7 million of transfer taxes relating to the buyout of a ground lease and acquisition of the fee interest in a currently owned property, (2) $0.5 million for the purchase of the Shoppes at Arts District, located in Hyattsville, Maryland, and (3) $0.4 million for additional real estate transfer taxes assessed on a property which was purchased in 2014.

Depreciation and amortization expenses were higher primarily as a result of (1) an increase of $0.7 million in depreciation and amortization expenses attributable to the Company’s same-center properties, and (2) an increase of $0.6 million in depreciation and amortization expenses attributable to properties acquired in 2017 and 2016, partially offset by a decrease of $0.6 million in depreciation and amortization expenses attributable to properties that were sold or held for sale in 2017 and 2016.

Gain on sale in 2017 relates to the sale of an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania.

Interest expense was lower primarily as a result of (1) $0.9 million as a result of a decrease in the overall weighted average interest rate, and (2) $0.6 million as a result of a decrease in the overall outstanding principal balance of debt.

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

	Three months ended March 31,
	2017	2016
Consolidated operating income	$17,374,000	$8,670,000
Add (deduct):
General and administrative	4,136,000	5,347,000
Acquisition pursuit costs	156,000	2,597,000
Gain on sales	(7,099,000)	(59,000)
Depreciation and amortization	10,418,000	9,661,000
Straight-line rents	(241,000)	317,000
Amortization of intangible lease liabilities	(639,000)	(685,000)
Other adjustments	(7,000)	(228,000)
NOI related to properties not defined as same-property	(2,440,000)	(3,569,000)
Same-property NOI	$21,658,000	$22,051,000

Number of same properties	54	54
Same-property occupancy, end of period	90.5%	92.3%
Same-property leased, end of period	92.0%	92.8%
Same-property average base rent, end of period	$13.38	$13.27

Same-property NOI for the comparative three month periods decreased by 1.8%. The results reflect a decrease in occupancy of 180 bps, partially offset by an increase in average base rent of $0.11 per square foot.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the three months ended March 31, 2017:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($) (a)
Renewals	35	283,000	12.04	11.37	5.9%	0.00
New Leases - Comparable	4	27,200	15.50	15.66	-1.0%	11.29
New Leases - Non-Comparable (b)	0	0	n/a	n/a	n/a	n/a
Total (c)	39	310,200	12.34	n/a	n/a	0.99

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $1.79 per square foot.

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

The Company has a $310 million unsecured credit facility which consists of (1) a $260 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of March 31, 2017, the Company had $151.4 million available for additional borrowings under the revolving credit facility.

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

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of March 31, 2017 the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and terms loans are based on the Company’s leverage ratio.

Debt is composed of the following at March 31, 2017:

	March 31, 2017
		Contractual interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages	$137,486,000	4.6%	3.9% - 7.5%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	90,000,000	2.2%
Term loan	50,000,000	2.2%
Fixed-rate (a):
Term loan	75,000,000	2.9%
Term loan	50,000,000	2.8%
Term loan	75,000,000	4.0%
Term loan	50,000,000	3.3%
Term loan	100,000,000	3.2%
	627,486,000	3.3%
Unamortized premium	635,000
Unamortized debt issuance costs	(3,021,000)
	$625,100,000

(a)

The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.  See “Quantitative and Qualitative Disclosures About Market Risk” below.

The following table details the Company’s debt maturities at March 31, 2017:

	Secured Debt		Unsecured Debt
	Scheduled	Balloon	Revolving		Term
Year	Amortization	Payments	Credit Facility		Loans	Total
2017	$2,419,000	$-	$-		$-	$2,419,000
2018	3,377,000	-	-		-	3,377,000
2019	3,542,000	-	90,000,000	(a)	75,000,000	168,542,000
2020	3,707,000	-	-		100,000,000	103,707,000
2021	3,253,000	22,367,000	-		75,000,000	100,620,000
Thereafter	11,561,000	87,260,000	-		150,000,000	248,821,000
	$27,859,000	$109,627,000	$90,000,000		$400,000,000	$627,486,000
(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2016, and has continued to declare and pay common and preferred stock dividends during 2017. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Net Cash Flows

	Three months ended March 31,
	2017	2016
Cash flows provided by (used in):
Operating activities	$11,267,000	$9,992,000
Investing activities	$(21,220,000)	$19,000
Financing activities	$9,278,000	$(10,337,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $16.0 million for the three months ended March 31, 2017 and $11.9 million for the three months ended March 31, 2016. The $4.1 million increase was primarily attributable to the decrease in acquisition pursuit costs, interest expense and management transition costs.

Investing Activities

Net cash flows used in / provided by investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the three months ended March 31, 2017, the Company acquired a shopping center for $28.8 million, and incurred expenditures of $3.2 million for property improvements, which was offset by $10.4 million in proceeds from the sale of an outparcel building, and a decrease of $0.5 million in construction escrows and other. During the three months ended March 31, 2016, the Company received $14.5 million in proceeds from the sale of a property, which was offset by the acquisition of a shopping center that was partially paid in cash for $12.1 million, incurred expenditures of $2.1 million for property improvements, and increase of $0.3 million in construction escrows and other.

Financing Activities

During the three months ended March 31, 2017, the Company had net borrowings of $18.0 million under the revolving credit facility, which was offset by $7.9 million of preferred and common stock distributions and $0.8 million of repayments of mortgage obligations. During the three months ended March 31, 2016, the Company made $7.9 million of preferred and common stock distributions, $2.4 million of repayments of mortgage obligations, and $1.1 million of payments for debt financing costs, which was partially offset by net borrowings of $1.0 million under the revolving credit facility.

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

The Company also considers Operating Funds From Operations (“Operating FFO”) to be an additional meaningful financial measure of financial performance because it excludes items the Company does not believe are indicative of its core operating performance, such as non-capitalized acquisition pursuit costs, amounts relating to early extinguishment of debt and preferred stock redemption costs, management transition costs and certain redevelopment costs. The Company believes Operating FFO further assists in comparing the Company’s performance across reporting periods on a consistent basis by excluding such items.

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

A reconciliation of net income (loss) income attributable to common shareholders to FFO and Operating FFO for the three months ended March 31, 2017 and 2016 is as follows:

	Three months ended March 31,
	2017	2016
Net income (loss) attributable to common shareholders	$8,174,000	$(1,939,000)
Real estate depreciation and amortization	10,375,000	9,618,000
Limited partners' interest	32,000	(7,000)
Gain on sales	(7,099,000)	(59,000)
Consolidated minority interests:
Share of income / (loss)	137,000	(80,000)
Share of FFO	(105,000)	(65,000)
FFO applicable to diluted common shares	11,514,000	7,468,000
Acquisition pursuit costs (a)	156,000	2,597,000
Financing costs (b)	—	89,000
Redevelopment costs (c)	—	393,000
Management transition costs (d)	—	1,427,000
Operating FFO applicable to diluted common shares	$11,670,000	$11,974,000

FFO per diluted common share	$0.13	$0.09
Operating FFO per diluted common share	$0.14	$0.14
Weighted average number of diluted common shares (e):
Common shares	85,472,000	85,214,000
OP Units	351,000	352,000
	85,823,000	85,566,000

(a)

In 2017, represents costs associated with acquisitions which the Company chose not to continue to pursue. In 2016, represents costs directly associated with acquiring properties that were expensed pursuant to GAAP such as transfer taxes, brokerage fees and legal expenses.

(b)	Represents extinguishment of debt costs.
(c)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
(d)	Costs and estimated expenses associated with the Chief Operating Officer transition.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

One of the principal market risks facing the Company is the risk of interest rate changes, primarily through its variable-rate revolving credit facility and term loans. The Company’s objectives with respect to interest rate risk are to limit the impact of interest rate changes on operations and cash flows, and to lower its overall borrowing costs. To achieve these objectives, the Company may borrow at either fixed rates or at variable rates and enter into derivative financial instruments, such as interest rate swaps, to mitigate its interest rate risk. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company is not directly subject to foreign currency risk.

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At March 31, 2017, the Company had $3.7 million included in deferred charges and other assets, net, as well as $1.6 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans. Based on the Company’s leverage ratio at March 31, 2017, the following table details the unsecured term loans which are subject to interest rate swap agreements:

	Effective	Maturity	Effective fixed
Amount	date	date	interest rate
$75,000,000	July 2014	February 2019	2.9%
$50,000,000	July 2015	February 2020	2.8%
$75,000,000	July 2014	February 2021	4.0%
$50,000,000	July 2015	February 2022	3.3%
$100,000,000	November 2016	April 2023	3.2%

At March 31, 2017, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $487.5 million of fixed-rate debt outstanding was 3.6%, with maturities at various dates through 2029. The average interest rate on the $140.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 2.2%. With respect to the $140.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.4 million per annum.

With respect to the Company’s fixed rate mortgage notes and unsecured term loans, changes in interest rates generally do not affect the Company’s interest expense as these notes are at fixed rates for extended terms. Because the Company presently intends to hold its existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to the Company’s results of operations and its working capital position only upon the refinancing of that indebtedness. The Company’s possible risk is from increases in long-term interest rates that may occur as this may increase the cost of refinancing maturing fixed-rate debt. In addition, the Company may incur prepayment penalties or defeasance costs when prepaying or defeasing debt.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of March 31, 2017, and have concluded that such disclosure controls and procedures are effective.

During the three months ended March 31, 2017, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

CEDAR REALTY TRUST, INC.

By:	/s/ BRUCE J. SCHANZER	By:	/s/ PHILIP R. MAYS
	Bruce J. Schanzer		Philip R. Mays
	President and Chief Executive Officer (Principal executive officer)		Executive Vice President, Chief Financial Officer and Treasurer
(Principal financial officer)

May 4, 2017

EXHIBIT INDEX

Exhibit 10	Cedar Realty Trust, Inc. 2017 Stock Incentive Plan, incorporated by reference to Annex A of the Definitive Proxy Statement filed on March 23, 2017
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document