Form 10-Q
period 2017-06-30
CEDAR REALTY TRUST, INC.
filed 2017-08-04
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 2, 2017, there were 91,319,605 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Real estate:
Land	$302,096,000	$301,299,000
Buildings and improvements	1,212,622,000	1,195,130,000
	1,514,718,000	1,496,429,000
Less accumulated depreciation	(323,925,000)	(313,070,000)
Real estate, net	1,190,793,000	1,183,359,000

Real estate held for sale	1,815,000	—
Cash and cash equivalents	2,937,000	2,882,000
Restricted cash	2,536,000	2,880,000
Receivables	15,803,000	14,894,000
Other assets and deferred charges, net	27,686,000	29,506,000
TOTAL ASSETS	$1,241,570,000	$1,233,521,000

LIABILITIES AND EQUITY
Mortgage loans payable	$136,628,000	$138,243,000
Unsecured revolving credit facility	86,500,000	72,000,000
Unsecured term loans	397,835,000	397,502,000
Accounts payable and accrued liabilities	25,874,000	23,463,000
Unamortized intangible lease liabilities	18,987,000	20,316,000
Total liabilities	665,824,000	651,524,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 10,000,000 shares authorized, 7,950,000 issued and outstanding)	190,661,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 85,572,000 and 85,316,000 shares, issued and outstanding, respectively)	5,134,000	5,119,000
Treasury stock (3,374,000 and 3,264,000 shares, respectively, at cost)	(18,616,000)	(18,129,000)
Additional paid-in capital	831,667,000	829,526,000
Cumulative distributions in excess of net income	(435,316,000)	(426,864,000)
Accumulated other comprehensive income	738,000	427,000
Total Cedar Realty Trust, Inc. shareholders’ equity	574,268,000	580,740,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	(877,000)	(1,132,000)
Limited partners’ OP Units	2,355,000	2,389,000
Total noncontrolling interests	1,478,000	1,257,000
Total equity	575,746,000	581,997,000
TOTAL LIABILITIES AND EQUITY	$1,241,570,000	$1,233,521,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
REVENUES
Rents	$28,205,000	$29,897,000	$56,428,000	$59,027,000
Expense recoveries	7,012,000	7,471,000	15,360,000	16,429,000
Other	482,000	504,000	685,000	667,000
Total revenues	35,699,000	37,872,000	72,473,000	76,123,000
EXPENSES
Operating, maintenance and management	5,462,000	5,636,000	12,506,000	12,791,000
Real estate and other property-related taxes	4,921,000	4,941,000	9,666,000	9,821,000
General and administrative	4,237,000	3,975,000	8,373,000	9,322,000
Acquisition pursuit costs	-	527,000	156,000	3,124,000
Depreciation and amortization	9,953,000	10,972,000	20,371,000	20,633,000
Total expenses	24,573,000	26,051,000	51,072,000	55,691,000

OTHER
Gain on sale	—	—	7,099,000	59,000
Impairment charges	(9,850,000)	—	(9,850,000)	—
Total other	(9,850,000)	—	(2,751,000)	59,000

OPERATING INCOME	1,276,000	11,821,000	18,650,000	20,491,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(5,665,000)	(7,128,000)	(11,094,000)	(14,133,000)
Early extinguishment of debt costs	—	102,000	—	13,000
Total non-operating income and expenses	(5,665,000)	(7,026,000)	(11,094,000)	(14,120,000)

NET (LOSS) INCOME	(4,389,000)	4,795,000	7,556,000	6,371,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(118,000)	100,000	(255,000)	180,000
Limited partners’ interest in Operating Partnership	33,000	(7,000)	1,000	—
Total net (income) loss attributable to noncontrolling interests	(85,000)	93,000	(254,000)	180,000

NET (LOSS) INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	(4,474,000)	4,888,000	7,302,000	6,551,000

Preferred stock dividends	(3,602,000)	(3,602,000)	(7,204,000)	(7,204,000)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,076,000)	$1,286,000	$98,000	$(653,000)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)	$(0.10)	$0.01	$(0.00)	$(0.01)

Weighted average number of common shares - basic and diluted	81,771,000	81,677,000	81,753,000	81,667,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net (loss) income	$(4,389,000)	$4,795,000	$7,556,000	$6,371,000

Other comprehensive income - unrealized (loss) gain on change in fair value of cash flow hedges	(1,028,000)	(4,596,000)	312,000	(9,566,000)

Comprehensive (loss) income	(5,417,000)	199,000	7,868,000	(3,195,000)

Comprehensive (income) loss attributable to noncontrolling interests	(81,000)	112,000	(255,000)	220,000

Comprehensive (loss) income attributable to Cedar Realty Trust, Inc.	$(5,498,000)	$311,000	$7,613,000	$(2,975,000)

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Six months ended June 30, 2017

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock		Common stock				Cumulative	Accumulated
					Treasury	Additional	distributions	other
					stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2016	7,950,000	$190,661,000	85,316,000	$5,119,000	$(18,129,000)	$829,526,000	$(426,864,000)	$427,000	$580,740,000
Net income	—	—	—	—	—	—	7,302,000	—	7,302,000
Unrealized gain on change in fair value of flow hedges	—	—	—	—	—	—	—	311,000	311,000
Share-based compensation, net	—	—	255,000	15,000	(487,000)	2,136,000	—	—	1,664,000
Common stock sales, net of issuance expenses	—	—	1,000	—	—	7,000	—	—	7,000
Preferred stock dividends	—	—	—	—	—	—	(7,204,000)	—	(7,204,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(8,550,000)	—	(8,550,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(2,000)	—	—	(2,000)
Balance, June 30, 2017	7,950,000	$190,661,000	85,572,000	$5,134,000	$(18,616,000)	$831,667,000	$(435,316,000)	$738,000	$574,268,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2016	$(1,132,000)	$2,389,000	$1,257,000	$581,997,000
Net income	255,000	(1,000)	254,000	7,556,000
Unrealized gain on change in fair value of flow hedges	—	1,000	1,000	312,000
Share-based compensation, net	—	—	—	1,664,000
Common stock sales, net of issuance expenses	—	—	—	7,000
Preferred stock dividends	—	—	—	(7,204,000)
Distributions to common shareholders/noncontrolling interests	—	(36,000)	(36,000)	(8,586,000)
Reallocation adjustment of limited partners' interest	—	2,000	2,000	—
Balance, June 30, 2017	$(877,000)	$2,355,000	$1,478,000	$575,746,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$7,556,000	$6,371,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales	(7,099,000)	(59,000)
Impairment charges	9,850,000	—
Straight-line rents	(496,000)	230,000
Provision for doubtful accounts	762,000	631,000
Depreciation and amortization	20,371,000	20,633,000
Amortization of intangible lease liabilities, net	(1,275,000)	(1,410,000)
Expense relating to share-based compensation, net	1,833,000	1,340,000
Amortization (including accelerated write-off) of deferred financing costs	715,000	791,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(1,466,000)	(829,000)
Prepaid expenses and other	270,000	878,000
Accounts payable and accrued liabilities	(696,000)	(994,000)
Net cash provided by operating activities	30,325,000	27,582,000

INVESTING ACTIVITIES
Acquisitions of real estate	(28,836,000)	(31,928,000)
Expenditures for real estate improvements	(9,037,000)	(4,480,000)
Net proceeds from sales of real estate	10,372,000	14,494,000
Construction escrows and other	177,000	1,883,000
Net cash (used in) investing activities	(27,324,000)	(20,031,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(25,500,000)	(62,000,000)
Advances under revolving credit facility	40,000,000	76,000,000
Mortgage borrowing	—	50,000,000
Mortgage repayments	(1,663,000)	(53,864,000)
Payments of debt financing costs	—	(1,366,000)
Noncontrolling interests:
Distributions to limited partners	(36,000)	(35,000)
Common stock sales less issuance expenses, net	7,000	11,000
Preferred stock dividends	(7,204,000)	(7,204,000)
Distributions to common shareholders	(8,550,000)	(8,516,000)
Net cash (used in) financing activities	(2,946,000)	(6,974,000)

Net increase in cash and cash equivalents	55,000	577,000
Cash and cash equivalents at beginning of period	2,882,000	2,083,000
Cash and cash equivalents at end of period	$2,937,000	$2,660,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At June 30, 2017, the Company owned and managed a portfolio of 61 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2017, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at June 30, 2017) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 351,000 OP Units outstanding at June 30, 2017 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

Supplemental Consolidated Statements of Cash Flows Information

	Six months ended June 30,
	2017	2016
Supplemental disclosure of cash activities:
Cash paid for interest	$10,543,000	$13,871,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	285,000	349,000
Mortgage loan payable assumed upon acquisition	—	(8,501,000)

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

Recently-Issued Accounting Pronouncements

In May 2014, the FASB issued guidance which amends the accounting for revenue recognition. Under the amended guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled and receive in exchange for those goods or services. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications with respect to certain variable payment terms included in lease agreements. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company is currently in the process of evaluating the guidance and has initiated a review to identify non-lease components, if any, in its lease agreements; however, based on its initial assessment, the Company does not believe it will have a material impact on its consolidated financial statements.

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

June 30, 2017

(unaudited)

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

In January 2017, the FASB issued guidance which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset and/or a group of similar identifiable assets; if these criteria are met, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the guidance on revenue from contracts with customers. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption being permitted. The Company has elected to early adopt this guidance effective January 1, 2017. The Company believes that most of its typical acquisitions of real estate will not meet the new definition of a business, and accordingly, will result in the capitalization of associated acquisition pursuit costs, as is the case in the acquisition of Christina Crossing (see Note 3 - “Real Estate”).

Note 3. Real Estate

Acquisition

On February 22, 2017, the Company acquired Christina Crossing, located in Wilmington, Delaware. The purchase price for the property, which was unencumbered, was $27.9 million. In addition, the Company incurred transaction costs of $0.9 million. The purchase price has been allocated to real estate assets acquired and liabilities assumed.

Disposition

On February 1, 2017, the Company sold an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania, for $10.7 million, resulting in a $7.1 million gain which is included in operating income in the accompanying consolidated statement of operations.

Real Estate Held for Sale

The Company, when applicable, conducts a continuing review of the values for all properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow analyses, if no contract amounts are being negotiated (see Note 4 - “Fair Value Measurements”), or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

As of June 30, 2017, Fredericksburg Way, located in Fredericksburg, Virginia, has been classified as “real estate held for sale” on the accompanying consolidated balance sheet. The Company recorded an impairment charge of $9.9 million during 2017, which is included in operating income in the accompanying consolidated statement of operations.

Note 4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable and accrued liabilities, and variable-rate debt approximate their fair value due to their terms and/or short-term nature. The fair

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

value of the Company’s investments and liabilities related to share-based compensation were determined to be Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions.

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities.  As of June 30, 2017 and December 31, 2016, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were $138.2 million and $143.2 million, respectively; the carrying values of such loans were $136.6 million and $138.2 million, respectively. As of June 30, 2017 and December 31, 2016, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values.

The valuation of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of June 30, 2017, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for sale, which, if applicable, are measured on a nonrecurring basis, and have been determined to be (1) Level 2 within the valuation hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, direct capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and direct capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. These cash flows were composed of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach is utilized for certain land values and includes comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, respectively:

	June 30, 2017
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$482,000	$—	$—	$482,000
Deferred compensation liabilities (b)	$476,000	$—	$—	$476,000
Interest rate swaps asset (a)	$—	$2,689,000	$—	$2,689,000
Interest rate swaps liability (b)	$—	$1,708,000	$—	$1,708,000

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$447,000	$—	$—	$447,000
Deferred compensation liabilities (b)	$435,000	$—	$—	$435,000
Interest rate swaps asset (a)	$—	$3,074,000	$—	$3,074,000
Interest rate swaps liability (b)	$—	$2,321,000	$—	$2,321,000

(a) Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The following table shows the hierarchy for the asset measured at fair value on a non-recurring basis as of June 30, 2017:

	June 30, 2017
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$—	$1,815,000	$1,815,000

There were no assets measured at fair value on a non-recurring basis as of December 31, 2016. The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of June 30, 2017:

June 30, 2017
		Valuation	Unobservable
Description	Fair value	Technique	inputs	Rate
Vacant commercial property	$1,815,000	Discounted cash flow	Capitalization rate	9.0%
			Discount rate	13.0%

Note 5. Mortgage Loans Payable and Credit Facility

Unsecured Revolving Credit Facility and Term Loans

The Company has a $310 million unsecured credit facility which consists of (1) a $260 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of June 30, 2017, the Company had $161.6 million available for additional borrowings under the revolving credit facility.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of June 30, 2017, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Derivative Financial Instruments

At June 30, 2017, the Company had $2.7 million included in other assets and deferred charges, net, as well as $1.7 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $1.5 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at June 30, 2017 and December 31, 2016:

June 30, 2017
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	value	dates	location
Qualifying	Interest rate swaps	3	$200,000,000	$2,689,000	2020 - 2023	Other assets and deferred charges, net
Qualifying	Interest rate swaps	2	$150,000,000	$1,708,000	2019 - 2021	Accounts payable and accrued liabilities

December 31, 2016
Designation/			Notional	Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	value	dates	location
Qualifying	Interest rate swaps	3	$200,000,000	$3,074,000	2020 - 2023	Other assets and deferred charges, net
Qualifying	Interest rate swaps	2	$150,000,000	$2,321,000	2019 - 2021	Accounts payable and accrued liabilities

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2017 and 2016, respectively:

		Gain (loss) recognized in other
		comprehensive income
		(effective portion)
Designation/		Three months ended June 30,		Six months ended June 30,
Cash flow	Derivative	2017	2016	2017	2016
Qualifying	Interest rate swaps	$(1,678,000)	$(5,504,000)	$(1,204,000)	$(11,396,000)

		(Loss) recognized in other
		comprehensive income
		reclassified into earnings (effective portion)
		Three months ended June 30,		Six months ended June 30,
	Classification	2017	2016	2017	2016
	Continuing Operations	$(650,000)	$(908,000)	$(1,516,000)	$(1,830,000)

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

As of June 30, 2017 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Note 7. Shareholders’ Equity

Common Stock

The Company’s forward sales agreements, entered into on August 1, 2016 for the issuance of 5,750,000 common shares, were settled by August 1, 2017 for net proceeds, after adjustments for dividends paid and other administrative costs, of approximately $43.2 million.

Preferred Stock

The Company’s 7.25% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) has a liquidation preference of $25.00 per share, has no stated maturity, is not convertible into any other security of the Company, and was redeemable, in whole or in part, at the Company’s option beginning May 22, 2017 at a price of $25.00 per share plus accrued and unpaid distributions.

On July 17, 2017,  the Company announced it will redeem 1.5 million shares of Series B Preferred Stock at a price of $25.00 per share plus all accrued and unpaid dividends up to (but excluding) the redemption date of August 16, 2017, for a total of approximately $25.47 per share.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Common stock	$0.050	$0.050	$0.100	$0.100
7.250% Series B Preferred Stock	$0.453	$0.453	$0.906	$0.906

On July 13, 2017, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125 per share with respect to the Company’s Series B Preferred Stock. The distributions are payable on August 21, 2017 to shareholders of record on August 11, 2017.

Note 8. Revenues

Rental revenues for the three and six months ended June 30, 2017 and 2016, respectively, comprise the following:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Base rents	$27,070,000	$28,902,000	$54,210,000	$57,587,000
Percentage rent	244,000	183,000	447,000	260,000
Straight-line rents	255,000	87,000	496,000	(230,000)
Amortization of intangible lease liabilities, net	636,000	725,000	1,275,000	1,410,000
Total rents	$28,205,000	$29,897,000	$56,428,000	$59,027,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and six months ended June 30, 2017 and 2016, respectively:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Expense relating to share grants	$965,000	$886,000	$1,944,000	$1,453,000	(a)
Amounts capitalized	(65,000)	(56,000)	(111,000)	(113,000)
Total charged to operations	$900,000	$830,000	$1,833,000	$1,340,000

(a)	Net of an expense reduction of $267,000 relating to a forfeiture of restricted shares in connection with an employment termination.

On May 2, 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 Plan”), which replaces the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). As of the effective date of the 2017 Plan, the Company did not grant any further awards under the 2012 Plan. The 2017 Plan describes certain terms and conditions governing the grant of, among other things, restricted stock awards. The maximum number of shares initially reserved and available for issuance is 4.0 million shares, which may be subject to adjustment under certain circumstances as described more fully in the 2017 Plan. At June 30, 2017, approximately 4.0 million shares remained available for grants under the 2017 Plan.

During the six months ended June 30, 2017, there were 305,000 restricted shares issued, with a weighted average grant date fair value of $6.20 per share.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended June 30, 2017 and 2016, the Company had 3.8 million and 3.7 million, respectively, of weighted average unvested restricted shares outstanding. For the six months ended June 30, 2017 and 2016, the Company had 3.8 million and 3.6 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2017 and 2016, respectively:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator
(Loss) income from continuing operations	$(4,389,000)	$4,795,000	$7,556,000	$6,371,000
Preferred stock dividends	(3,602,000)	(3,602,000)	(7,204,000)	(7,204,000)
Net (income) loss attributable to noncontrolling interests	(85,000)	93,000	(254,000)	180,000
Net earnings allocated to unvested shares	(190,000)	(183,000)	(375,000)	(350,000)
Net (loss) income attributable to vested common shares outstanding	$(8,266,000)	$1,103,000	$(277,000)	$(1,003,000)
Denominator
Weighted average number of vested common shares outstanding	81,771,000	81,677,000	81,753,000	81,667,000

Net (loss) income per commons share attributable to common shareholders, basic and diluted	$(0.10)	$0.01	$(0.00)	$(0.01)

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2017

(unaudited)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The 5,750,000 common shares subject to the forward sale agreements (see Note 7 - “Shareholders’ Equity”) have been excluded from the denominator as they were anti-dilutive using the treasury stock method. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding were 351,000 and 352,000 for the three months ended June 30, 2017 and 2016, respectively, and 351,000 and 352,000 for the six months ended June 30, 2017 and 2016, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from July 1, 2017 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At June 30, 2017, the Company owned and managed a portfolio of 61 operating properties (excluding properties “held for sale”) totaling 9.0 million square feet of gross leasable area (“GLA”). The portfolio was 92.4% leased and 90.7% occupied at June 30, 2017.

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

Held for Sale

As of June 30, 2017, Fredericksburg Way, located in Fredericksburg, Virginia, has been classified as “real estate held for sale”. The Company recorded an impairment charge of $9.9 million in connection with the property during 2017.

Equity

The Company’s forward sales agreements, entered into on August 1, 2016 for the issuance of 5,750,000 common shares, were settled by August 1, 2017 for net proceeds, after adjustments for dividends paid and other administrative costs, of approximately $43.2 million. The proceeds of the offering will be used predominantly to redeem 1.5 million shares of Series B Preferred Stock, which the Company announced on July 17, 2017, at a price of $25.00 per share plus all accrued and unpaid dividends up to (but excluding) the redemption date of August 16, 2017, for a total of approximately $25.47 per share.

Results of Operations

Comparison of three months ended June 30, 2017 to 2016

			Change
	2017	2016	Dollars	Percent
Revenues	$35,699,000	$37,872,000	$(2,173,000)	-5.7%
Property operating expenses	(10,383,000)	(10,577,000)	194,000	-1.8%
Property operating income	25,316,000	27,295,000	(1,979,000)
General and administrative	(4,237,000)	(3,975,000)	(262,000)	6.6%
Acquisition pursuit costs	—	(527,000)	527,000	n/a
Depreciation and amortization	(9,953,000)	(10,972,000)	1,019,000	-9.3%
Impairment charges	(9,850,000)	—	(9,850,000)	n/a
Interest expense	(5,665,000)	(7,128,000)	1,463,000	-20.5%
Early extinguishment of debt costs	—	102,000	(102,000)	n/a
Net (loss) income	(4,389,000)	4,795,000	(9,184,000)
Net (income) loss attributable to noncontrolling interests	(85,000)	93,000	(178,000)
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(4,474,000)	$4,888,000	$(9,362,000)

         Revenues were lower primarily as a result of (1) a decrease of $2.4 million in rental revenues and expense recoveries attributable to properties that were sold in 2017 and 2016, (2) a decrease of $0.4 million in rental revenues and expense recoveries attributable to same-center properties, and (3) a decrease of $0.1 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties, partially offset by an increase of $0.8 million in rental revenues and expense recoveries attributable to properties acquired in 2017 and 2016.

Property operating expenses were lower primarily as a result of a decrease of $0.6 million in property operating expenses attributable to properties that were sold in 2017 and 2016, partially offset by an increase of $0.3 million in property operating expenses attributable to properties acquired in 2017 and 2016.

General and administrative costs were higher primarily as a result of an increase in professional fees.

Acquisition pursuit costs were lower in 2017 as compared to 2016 as the Company adopted the accounting guidance in 2017 which requires the capitalization of costs in typical acquisitions of real estate (see Note 2 - “Summary of Significant Accounting Policies”). Acquisition pursuit costs in 2016, which were recorded under the prior accounting guidance, relate to the purchase of The Shops at Bloomfield Station, located in Bloomfield, New Jersey.

Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $0.7 million attributable to redevelopment properties, (2) a decrease of $0.6 million attributable to properties that were sold in 2017 and 2016, and (3) a decrease of $0.2 million attributable to the Company’s same-center properties, partially offset by an increase of $0.5 million attributable to properties acquired in 2017 and 2016.

Impairment charges in 2017 relate to Fredericksburg Way, located in Fredericksburg, Virginia.

Interest expense was lower primarily as a result of (1) $0.9 million as a result of a decrease in the overall weighted average interest rate, and (2) $0.6 million as a result of a decrease in the overall outstanding principal balance of debt.

Comparison of six months ended June 30, 2017 to 2016

			Change
	2017	2016	Dollars	Percent
Revenues	$72,473,000	$76,123,000	$(3,650,000)	-4.8%
Property operating expenses	(22,172,000)	(22,612,000)	440,000	-1.9%
Property operating income	50,301,000	53,511,000	(3,210,000)
General and administrative	(8,373,000)	(9,322,000)	949,000	-10.2%
Acquisition pursuit costs	(156,000)	(3,124,000)	2,968,000	n/a
Depreciation and amortization	(20,371,000)	(20,633,000)	262,000	-1.3%
Gain on sale	7,099,000	59,000	7,040,000	n/a
Impairment charges	(9,850,000)	—	(9,850,000)	n/a
Interest expense	(11,094,000)	(14,133,000)	3,039,000	-21.5%
Early extinguishment of debt costs	—	13,000	(13,000)	n/a
Net income	7,556,000	6,371,000	1,185,000
Net (income) loss attributable to noncontrolling interests	(254,000)	180,000	(434,000)
Net income attributable to Cedar Realty Trust, Inc.	$7,302,000	$6,551,000	$751,000

Revenues were lower primarily as a result of (1) a decrease of $4.9 million in rental revenues and expense recoveries attributable to properties that were sold in 2017 and 2016, and (2) a decrease of $0.8 million in rental revenues and expense recoveries attributable to same-center properties, partially offset by (1) an increase of $1.7 million in rental revenues and expense recoveries attributable to properties acquired in 2017 and 2016, and (2) an increase of $0.3 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties.

Property operating expenses were lower primarily as a result of a decrease of $1.2 million in property operating expenses attributable to properties that were sold in 2017 and 2016, partially offset by an increase of $0.7 million in property operating expenses attributable to properties acquired in 2017 and 2016.

General and administrative costs were lower primarily as a result of $1.4 million of costs and estimated expenses associated with the Chief Operating Officer transition in 2016, offset by an increase in payroll, payroll related benefits, and professional fees.

Acquisition pursuit costs were lower in 2017 as compared to 2016 as the Company adopted the accounting guidance in 2017 which requires the capitalization of costs in typical acquisitions of real estate (see Note 2 - “Summary of Significant Accounting Policies”). Acquisition pursuit costs in 2017 relate to costs associated with acquisitions the Company chose not to continue to pursue. Acquisition pursuit costs in 2016, which were recorded under the prior accounting guidance, relate to (1) $1.7 million of transfer taxes relating to the buyout of a ground lease and acquisition of the fee interest in a currently owned property, (2) $0.6 million for the purchase of The Shops at Bloomfield Station, located in Bloomfield, New Jersey, (3) $0.5 million for the purchase of the Shoppes at Arts District, located in Hyattsville, Maryland, and (4) $0.4 million for additional real estate transfer taxes assessed on a property which was purchased in 2014.

Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $1.1 million attributable to properties that were sold in 2017 and 2016, (2) a decrease of $0.1 million attributable to redevelopment properties, and (3) a decrease of $0.1 million attributable to same-center properties, partially offset by an increase of $1.1 million attributable to properties acquired in 2017 and 2016.

Gain on sale in 2017 relates to the sale of an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania.

Impairment charges in 2017 relate to Fredericksburg Way, located in Fredericksburg, Virginia.

Interest expense was lower primarily as a result of (1) $1.7 million as a result of a decrease in the overall weighted average interest rate, and (2) $1.3 million as a result of a decrease in the overall outstanding principal balance of debt.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Consolidated operating income	$1,276,000	$11,821,000	$18,650,000	$20,491,000
Add (deduct):
General and administrative	4,237,000	3,975,000	8,373,000	9,322,000
Acquisition pursuit costs	—	527,000	156,000	3,124,000
Gain on sales	—	—	(7,099,000)	(59,000)
Impairment charges	9,850,000	—	9,850,000	—
Depreciation and amortization	9,953,000	10,972,000	20,371,000	20,633,000
Straight-line rents	(255,000)	(87,000)	(496,000)	230,000
Amortization of intangible lease liabilities	(636,000)	(725,000)	(1,275,000)	(1,410,000)
Other adjustments	10,000	(327,000)	126,000	(345,000)
NOI related to properties not defined as same-property	(4,136,000)	(5,365,000)	(8,611,000)	(11,095,000)
Same-property NOI	$20,299,000	$20,791,000	$40,045,000	$40,891,000

Number of same properties	52	52	51	51
Same-property occupancy, end of period	92.1%	92.5%	92.1%	92.5%
Same-property leased, end of period	93.7%	93.2%	93.8%	93.1%
Same-property average base rent, end of period	$13.16	$13.16	$13.05	$13.05

Same-property NOI for the comparative three and six month periods decreased by 2.4% and 2.1%, respectively.  The results reflect a decrease in occupancy of 40 bps, driven primarily by two vacant anchors which resulted in reduced rental revenue, along with certain related temporary co-tenancy rental reductions.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the six months ended June 30, 2017:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($) (a)
Renewals	59	450,800	12.92	12.19	6.0%	0.00
New Leases - Comparable	12	104,000	13.93	12.75	9.3%	46.86
New Leases - Non-Comparable (b)	6	32,600	n/a	n/a	n/a	n/a
Total (c)	77	587,400	13.33	n/a	n/a	9.85

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $3.15 per square foot.

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

The Company has a $310 million unsecured credit facility which consists of (1) a $260 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of June 30, 2017, the Company had $161.6 million available for additional borrowings under the revolving credit facility.

The Company’s forward sales agreements, entered into on August 1, 2016 for the issuance of 5,750,000 common shares, were settled by August 1, 2017 for net proceeds, after adjustments for dividends paid and other administrative costs, of approximately $43.2 million. The proceeds of the offering will be used predominantly to redeem 1.5 million shares of Series B Preferred Stock, which the Company announced on July 17, 2017, at a price of $25.00 per share plus all accrued and unpaid dividends up to (but excluding) the redemption date of August 16, 2017, for a total of approximately $25.47 per share.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of June 30, 2017, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Debt is composed of the following at June 30, 2017:

	June 30, 2017
		Contractual interest rates
	Balance	Weighted -
Description	outstanding	average	Range
Fixed-rate mortgages	$136,692,000	4.6%	3.9% - 7.5%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	86,500,000	2.5%
Term loan	50,000,000	2.5%
Fixed-rate (a):
Term loan	75,000,000	2.9%
Term loan	50,000,000	2.8%
Term loan	75,000,000	4.0%
Term loan	50,000,000	3.3%
Term loan	100,000,000	3.2%
	623,192,000	3.4%
Unamortized premium	602,000
Unamortized debt issuance costs	(2,831,000)
	$620,963,000

(a)

The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.  See “Quantitative and Qualitative Disclosures About Market Risk” below.

The following table details the Company’s debt maturities at June 30, 2017:

	Secured Debt		Unsecured Debt
	Scheduled	Balloon	Revolving		Term
Year	Amortization	Payments	Credit Facility		Loans	Total
2017	$1,625,000	$-	$-		$-	$1,625,000
2018	3,377,000	-	-		-	3,377,000
2019	3,542,000	-	86,500,000	(a)	75,000,000	165,042,000
2020	3,707,000	-	-		100,000,000	103,707,000
2021	3,253,000	22,367,000	-		75,000,000	100,620,000
Thereafter	11,561,000	87,260,000	-		150,000,000	248,821,000
	$27,065,000	$109,627,000	$86,500,000		$400,000,000	$623,192,000
(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

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

Net Cash Flows

	Six months ended June 30,
	2017	2016
Cash flows provided by (used in):
Operating activities	$30,325,000	$27,582,000
Investing activities	$(27,324,000)	$(20,031,000)
Financing activities	$(2,946,000)	$(6,974,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $32.2 million for the six months ended June 30, 2017 and $28.5 million for the six months ended June 30, 2016. The $3.7 million increase was primarily attributable to the decrease in acquisition pursuit costs, interest expense and management transition costs.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the six months ended June 30, 2017, the Company acquired a shopping center for $28.8 million, and incurred expenditures of $9.0 million for property improvements, which was offset by $10.4 million in proceeds from the sale of an outparcel building, and a decrease of $0.2 million in construction escrows and other. During the six months ended June 30, 2016, the Company acquired two shopping centers, which were partially paid in cash for $31.9 million, and incurred expenditures of $4.5 million for property improvements, which was offset by $14.5 million in proceeds from the sale of a property classified as held for sale, and a decrease of $1.9 million in construction escrows and other.

Financing Activities

During the six months ended June 30, 2017, the Company had $15.8 million of preferred and common stock distributions and $1.7 million of repayments of mortgage obligations, which was offset by net borrowings of $14.5 million under the revolving credit facility. During the six months ended June 30, 2016, the Company made $53.9 million of repayments of mortgage obligations, $15.7 million of preferred and common stock distributions, and $1.4 million of payments for debt financing costs, which was offset by a mortgage borrowing of $50.0 million and net borrowings of $14.0 million under the revolving credit facility.

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

A reconciliation of net income (loss) income attributable to common shareholders to FFO and Operating FFO for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net (loss) income attributable to common shareholders	$(8,076,000)	$1,286,000	$98,000	$(653,000)
Real estate depreciation and amortization	9,905,000	10,930,000	20,280,000	20,548,000
Limited partners' interest	(33,000)	7,000	(1,000)	—
Gain on sales	—	—	(7,099,000)	(59,000)
Impairment charges	9,850,000	—	9,850,000	—
Consolidated minority interests:
Share of income / (loss)	118,000	(100,000)	255,000	(180,000)
Share of FFO	(92,000)	(47,000)	(197,000)	(112,000)
FFO applicable to diluted common shares	11,672,000	12,076,000	23,186,000	19,544,000
Acquisition pursuit costs (a)	—	527,000	156,000	3,124,000
Financing costs (b)	—	(102,000)	—	(13,000)
Redevelopment costs (c)	37,000	83,000	37,000	476,000
Management transition costs (d)	—	—	—	1,427,000
Operating FFO applicable to diluted common shares	$11,709,000	$12,584,000	$23,379,000	$24,558,000

FFO per diluted common share	$0.14	$0.14	$0.27	$0.23
Operating FFO per diluted common share	$0.14	$0.15	$0.27	$0.29
Weighted average number of diluted common shares (e):
Common shares	85,568,000	85,342,000	85,520,000	85,278,000
OP Units	351,000	352,000	351,000	352,000
	85,919,000	85,694,000	85,871,000	85,630,000

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At June 30, 2017, the Company had $2.7 million included in deferred charges and other assets, net, as well as $1.7 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans. Based on the Company’s leverage ratio at June 30, 2017, the following table details the unsecured term loans which are subject to interest rate swap agreements:

	Effective	Maturity	Effective fixed
Amount	date	date	interest rate
$75,000,000	July 2014	February 2019	2.9%
$50,000,000	July 2015	February 2020	2.8%
$75,000,000	July 2014	February 2021	4.0%
$50,000,000	July 2015	February 2022	3.3%
$100,000,000	November 2016	April 2023	3.2%

At June 30, 2017, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $486.7 million of fixed-rate debt outstanding was 3.6%, with maturities at various dates through 2029. The average interest rate on the $136.5 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 2.5%. With respect to the $136.5 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.4 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of June 30, 2017, and have concluded that such disclosure controls and procedures are effective.

During the three months ended June 30, 2017, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

August 4, 2017

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