Form 10-Q
period 2017-09-30
CEDAR REALTY TRUST, INC.
filed 2017-11-02
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At October 31, 2017, there were 91,316,792 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Real estate:
Land	$304,237,000	$301,299,000
Buildings and improvements	1,225,171,000	1,195,130,000
	1,529,408,000	1,496,429,000
Less accumulated depreciation	(332,893,000)	(313,070,000)
Real estate, net	1,196,515,000	1,183,359,000

Real estate held for sale	1,815,000	—
Cash and cash equivalents	2,240,000	2,882,000
Restricted cash	2,523,000	2,880,000
Receivables	17,275,000	14,894,000
Other assets and deferred charges, net	35,421,000	29,506,000
TOTAL ASSETS	$1,255,789,000	$1,233,521,000

LIABILITIES AND EQUITY
Mortgage loans payable	$135,815,000	$138,243,000
Unsecured revolving credit facility	95,000,000	72,000,000
Unsecured term loans	396,855,000	397,502,000
Accounts payable and accrued liabilities	30,572,000	23,463,000
Unamortized intangible lease liabilities	18,325,000	20,316,000
Total liabilities	676,567,000	651,524,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock ($.01 par value, 12,500,000 shares authorized):
Series B ($25.00 per share liquidation value, 3,450,000 and 10,000,000 shares authorized, respectively, 3,450,000 and 7,950,000 shares issued and outstanding, respectively)	82,734,000	190,661,000
Series C ($25.00 per share liquidation value, 6,050,000 and 0 shares authorized, respectively, 3,000,000 and 0 shares issued and outstanding, respectively)	74,954,000	—
Common stock ($.06 par value, 150,000,000 shares authorized, 91,319,000 and 85,316,000 shares, issued and outstanding, respectively)	5,479,000	5,119,000
Treasury stock (3,367,000 and 3,264,000 shares, respectively, at cost)	(18,539,000)	(18,129,000)
Additional paid-in capital	876,121,000	829,526,000
Cumulative distributions in excess of net income	(445,007,000)	(426,864,000)
Accumulated other comprehensive income	2,012,000	427,000
Total Cedar Realty Trust, Inc. shareholders' equity	577,754,000	580,740,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	(739,000)	(1,132,000)
Limited partners' OP Units	2,207,000	2,389,000
Total noncontrolling interests	1,468,000	1,257,000
Total equity	579,222,000	581,997,000
TOTAL LIABILITIES AND EQUITY	$1,255,789,000	$1,233,521,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
REVENUES
Rents	$28,362,000	$30,159,000	$84,790,000	$89,186,000
Expense recoveries	7,436,000	7,523,000	22,796,000	23,952,000
Other	600,000	111,000	1,285,000	778,000
Total revenues	36,398,000	37,793,000	108,871,000	113,916,000
EXPENSES
Operating, maintenance and management	5,578,000	5,555,000	18,084,000	18,346,000
Real estate and other property-related taxes	4,931,000	5,019,000	14,597,000	14,840,000
General and administrative	4,121,000	4,318,000	12,494,000	13,640,000
Acquisition pursuit costs	-	293,000	156,000	3,417,000
Depreciation and amortization	9,807,000	10,413,000	30,178,000	31,046,000
Total expenses	24,437,000	25,598,000	75,509,000	81,289,000

OTHER
Gain on sale	—	—	7,099,000	59,000
Impairment charges	—	(6,270,000)	(9,850,000)	(6,270,000)
Total other	—	(6,270,000)	(2,751,000)	(6,211,000)

OPERATING INCOME	11,961,000	5,925,000	30,611,000	26,416,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(5,544,000)	(6,636,000)	(16,638,000)	(20,769,000)
Early extinguishment of debt costs	—	(50,000)	—	(37,000)
Total non-operating income and expenses	(5,544,000)	(6,686,000)	(16,638,000)	(20,806,000)

NET INCOME (LOSS)	6,417,000	(761,000)	13,973,000	5,610,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(138,000)	59,000	(393,000)	239,000
Limited partners' interest in Operating Partnership	21,000	15,000	22,000	15,000
Total net (income) loss attributable to noncontrolling interests	(117,000)	74,000	(371,000)	254,000

NET INCOME (LOSS) ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	6,300,000	(687,000)	13,602,000	5,864,000

Preferred stock dividends	(3,535,000)	(3,602,000)	(10,739,000)	(10,806,000)
Preferred stock redemption costs	(7,890,000)	-	(7,890,000)	-

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(5,125,000)	$(4,289,000)	$(5,027,000)	$(4,942,000)

NET (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)	$(0.06)	$(0.05)	$(0.07)	$(0.07)

Weighted average number of common shares - basic and diluted	85,642,000	81,676,000	83,049,000	81,670,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016

Net income (loss)	$6,417,000	$(761,000)	$13,973,000	$5,610,000

Other comprehensive income - unrealized gain (loss) on change in fair value of cash flow hedges	1,279,000	2,506,000	1,591,000	(7,060,000)

Comprehensive income (loss)	7,696,000	1,745,000	15,564,000	(1,450,000)

Comprehensive (income) loss attributable to noncontrolling interests	(122,000)	59,000	(377,000)	279,000

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$7,574,000	$1,804,000	$15,187,000	$(1,171,000)

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Nine months ended September 30, 2017

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
	Preferred stock				Common stock				Cumulative	Accumulated
							Treasury	Additional	distributions	other
	Series B		Series C				stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2016	7,950,000	$190,661,000	—	$-	85,316,000	$5,119,000	$(18,129,000)	$829,526,000	$(426,864,000)	$427,000	$580,740,000
Net income	—	—	—	—	—	—	—	—	13,602,000	—	13,602,000
Unrealized gain on change in fair value of flow hedges	—	—	—	—	—	—	—	—	—	1,585,000	1,585,000
Share-based compensation, net	—	—	—	—	251,000	15,000	(410,000)	2,984,000	—	—	2,589,000
Net proceeds from sales of Series C Shares	—	—	3,000,000	74,954,000	—	—	—	(2,617,000)	—	—	72,337,000
Redemptions of Series B Shares	(4,500,000)	(107,927,000)	—	—	—	—	—	3,307,000	(7,890,000)	—	(112,510,000)
Common stock sales, net of issuance expenses	—	—	—	—	5,752,000	345,000	—	42,819,000	—	—	43,164,000
Preferred stock dividends	—	—	—	—	—	—	—	—	(10,739,000)	—	(10,739,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	—	—	(13,116,000)	—	(13,116,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	—	—	102,000	—	—	102,000
Balance, September 30, 2017	3,450,000	$82,734,000	3,000,000	$74,954,000	91,319,000	$5,479,000	$(18,539,000)	$876,121,000	$(445,007,000)	$2,012,000	$577,754,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2016	$(1,132,000)	$2,389,000	$1,257,000	$581,997,000
Net income	393,000	(22,000)	371,000	13,973,000
Unrealized gain on change in fair value of flow hedges	—	6,000	6,000	1,591,000
Share-based compensation, net	—	—	—	2,589,000
Net proceeds from sales of Series C Shares	—	—	—	72,337,000
Redemptions of Series B Shares	—	—	—	(112,510,000)
Common stock sales, net of issuance expenses	—	—	—	43,164,000
Preferred stock dividends	—	—	—	(10,739,000)
Distributions to common shareholders/noncontrolling interests	—	(53,000)	(53,000)	(13,169,000)
Redemption of OP Units	—	(11,000)	(11,000)	(11,000)
Reallocation adjustment of limited partners' interest	—	(102,000)	(102,000)	—
Balance, September 30, 2017	$(739,000)	$2,207,000	$1,468,000	$579,222,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$13,973,000	$5,610,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales	(7,099,000)	(59,000)
Impairment charges	9,850,000	6,270,000
Straight-line rents	(787,000)	73,000
Provision for doubtful accounts	1,215,000	964,000
Depreciation and amortization	30,178,000	31,046,000
Amortization of intangible lease liabilities, net	(1,900,000)	(2,105,000)
Expense relating to share-based compensation, net	2,693,000	2,145,000
Amortization (including accelerated write-off) of deferred financing costs	1,040,000	1,214,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(3,112,000)	(1,833,000)
Prepaid expenses and other	(5,736,000)	(4,549,000)
Accounts payable and accrued liabilities	1,827,000	1,791,000
Net cash provided by operating activities	42,142,000	40,567,000

INVESTING ACTIVITIES
Acquisitions of real estate	(32,442,000)	(31,928,000)
Expenditures for real estate improvements	(17,115,000)	(10,487,000)
Net proceeds from sales of real estate	10,372,000	14,494,000
Construction escrows and other	(303,000)	2,427,000
Net cash (used in) investing activities	(39,488,000)	(25,494,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(134,500,000)	(106,000,000)
Advances under revolving credit facility	157,500,000	158,000,000
Advances under term loans	—	100,000,000
Mortgage borrowing	—	50,000,000
Mortgage repayments	(2,496,000)	(189,437,000)
Payments of debt financing costs	(2,498,000)	(1,400,000)
Noncontrolling interests:
Distributions to limited partners	(53,000)	(53,000)
Redemptions of OP Units	(11,000)	(8,000)
Net proceeds from sale of preferred stock	72,337,000	—
Redemptions of preferred stock	(112,510,000)	—
Common stock sales less issuance expenses, net	43,164,000	(161,000)
Preferred stock dividends	(11,113,000)	(10,806,000)
Distributions to common shareholders	(13,116,000)	(12,783,000)
Net cash (used in) financing activities	(3,296,000)	(12,648,000)

Net (decrease) increase in cash and cash equivalents	(642,000)	2,425,000
Cash and cash equivalents at beginning of period	2,882,000	2,083,000
Cash and cash equivalents at end of period	$2,240,000	$4,508,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At September 30, 2017, the Company owned and managed a portfolio of 61 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2017, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at September 30, 2017) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 349,000 OP Units outstanding at September 30, 2017 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

Supplemental Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2017	2016
Supplemental disclosure of cash activities:
Cash paid for interest	$15,945,000	$20,872,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	483,000	541,000
Mortgage loan payable assumed upon acquisition	—	(8,501,000)

Recently-Issued Accounting Pronouncements

In May 2014, the FASB issued guidance which amends the accounting for revenue recognition. Under the amended guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled to and receive in exchange for those goods or services. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications with respect to certain variable payment terms included in lease agreements. The guidance would be effective for interim and annual reporting

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

periods beginning after December 15, 2017, with early adoption not permitted. The Company is in the final stages of evaluating the guidance and has identified non-lease components in its lease agreements. However, these non-lease components are not in the scope of the revenue standard until the lease accounting standard is adopted, and their materiality is currently in the process of being evaluated. Upon the adoption of the revenue standard, the Company does not believe there will be a material effect on its consolidated financial statements.

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

September 30, 2017

(unaudited)

with early adoption being permitted. The Company has evaluated the guidance and does not believe it will have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued guidance which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset and/or a group of similar identifiable assets; if these criteria are met, the set of transferred assets and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in the guidance on revenue from contracts with customers. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption being permitted. The Company has elected to early adopt this guidance effective January 1, 2017. The Company believes that most of its typical acquisitions of real estate will not meet the new definition of a business, and accordingly, will result in the capitalization of associated acquisition pursuit costs, as is the case regarding all acquisitions in 2017.

Note 3. Real Estate

Acquisitions

On February 22, 2017, the Company acquired Christina Crossing, located in Wilmington, Delaware. The purchase price for the property, which was unencumbered, was $27.9 million. The purchase price has been allocated to real estate assets acquired and liabilities assumed.

On July 6, 2017, the Company acquired a parcel adjacent to its South Philadelphia Shopping Center for future expansion. The purchase price for the property, which was unencumbered, was $3.3 million. The purchase price has been allocated to real estate assets acquired and liabilities assumed.

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

As of September 30, 2017, Fredericksburg Way, located in Fredericksburg, Virginia, has been classified as “real estate held for sale” on the accompanying consolidated balance sheet. The Company recorded an impairment charge of $9.9 million during 2017, which is included in operating income in the accompanying consolidated statement of operations.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities.  As of September 30, 2017 and December 31, 2016, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were $138.6 million and $143.2 million, respectively; the carrying values of such loans were $135.8 million and $138.2 million, respectively. As of September 30, 2017 and December 31, 2016, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values.

The valuation of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of September 30, 2017, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, respectively:

	September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$506,000	$—	$—	$506,000
Deferred compensation liabilities (b)	$506,000	$—	$—	$506,000
Interest rate swaps asset (a)	$—	$3,614,000	$—	$3,614,000
Interest rate swaps liability (b)	$—	$1,392,000	$—	$1,392,000

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$447,000	$—	$—	$447,000
Deferred compensation liabilities (b)	$435,000	$—	$—	$435,000
Interest rate swaps asset (a)	$—	$3,074,000	$—	$3,074,000
Interest rate swaps liability (b)	$—	$2,321,000	$—	$2,321,000

(a) Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The following table shows the hierarchy for the asset measured at fair value on a non-recurring basis as of September 30, 2017:

	September 30, 2017
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$—	$1,815,000	$1,815,000

There were no assets measured at fair value on a non-recurring basis as of December 31, 2016. The following table details the quantitative information regarding Level 3 assets measured at fair value on a non-recurring basis as of September 30, 2017:

September 30, 2017
		Valuation	Unobservable
Description	Fair value	Technique	inputs	Rate
Vacant commercial property	$1,815,000	Discounted cash flow	Capitalization rate	9.0%
			Discount rate	13.0%

Note 5. Mortgage Loans Payable and Credit Facility

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions.   Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 basis points (“bps”) to 195 bps (135 bps at September 30, 2017) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at September 30, 2017), each based on the Company’s leverage ratio. As of September 30, 2017, the Company had $143.4 million available for additional borrowings under the revolving credit facility.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

On September 8, 2017, the Company also amended and restated the terms of four of its existing unsecured term loans. Interest on the borrowings are based on the Company’s leverage ratio. The terms are as follows:

	As amended		Previously
Amount	Maturity date	Interest range	Maturity date	Interest range
$75,000,000	February 2021	LIBOR + 130 bps to 190 bps	February 2021	LIBOR + 170 bps to 230 bps
$50,000,000	February 2022	LIBOR + 130 bps to 190 bps	February 2022	LIBOR + 155 bps to 215 bps
$50,000,000	September 2022	LIBOR + 130 bps to 190 bps	February 2020	LIBOR + 130 bps to 190 bps
$75,000,000	September 2024	LIBOR + 170 bps to 225 bps	February 2019	LIBOR + 130 bps to 190 bps

Debt is composed of the following at September 30, 2017:

		September 30, 2017
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgages	2021-2029	$135,888,000	4.6%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility (a)	Sep 2021	95,000,000	2.7%
Term loan	Sep 2022	50,000,000	2.6%
Fixed-rate (b):
Term loan	Feb 2021	75,000,000	3.6%
Term loan	Feb 2022	50,000,000	3.0%
Term loan (c)	Sep 2022	50,000,000	2.8%
Term loan	Apr 2023	100,000,000	3.2%
Term loan (d)	Sep 2024	75,000,000	3.3%
		630,888,000	3.4%
Unamortized premium		570,000
Unamortized debt issuance costs		(3,788,000)
		$627,670,000
(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.
(b)

The interest rates on these term loans consist of the London Interbank Offered Rate (“LIBOR”) plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

(c)

The current interest rate swap agreement expires in February 2019 at which time a new interest rate swap agreement will begin resulting in an effective interest rate of 3.2%, based on the Company’s current leverage ratio.

(d)

The current interest rate swap agreement expires in February 2020 at which time a new interest rate swap agreement will begin resulting in an effective interest ratio of 3.7%, based on the Company’s current leverage ratio.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of September 30, 2017, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

Derivative Financial Instruments

At September 30, 2017, the Company had $3.6 million included in other assets and deferred charges, net, as well as $1.4 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $1.2 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at September 30, 2017 and December 31, 2016:

September 30, 2017
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	5	$3,614,000	2020-2024	Other assets and deferred charges, net
Qualifying	Interest rate swaps	2	$1,392,000	2019-2021	Accounts payable and accrued liabilities

December 31, 2016
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	3	$3,074,000	2020 - 2023	Other assets and deferred charges, net
Qualifying	Interest rate swaps	2	$2,321,000	2019 - 2021	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at September 30, 2017 and December 30, 2016 were $350.0 million and $350.0 million, respectively.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2017 and 2016, respectively:

		Gain (loss) recognized in other
		comprehensive income
		(effective portion)
Designation/		Three months ended September 30,		Nine months ended September 30,
Cash flow	Derivative	2017	2016	2017	2016
Qualifying	Interest rate swaps	$872,000	$1,625,000	$(332,000)	$(9,771,000)

		(Loss) recognized in other
		comprehensive income
		reclassified into earnings (effective portion)
		Three months ended September 30,		Nine months ended September 30,
	Classification	2017	2016	2017	2016
	Continuing Operations	$(407,000)	$(881,000)	$(1,923,000)	$(2,711,000)

As of September 30, 2017 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

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

Series C Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”)

The Company’s 6.50% Series C Preferred Stock has a liquidation preference of $25.00 per share, has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option beginning August 24, 2022 at a price of $25.00 per share plus accrued and unpaid distributions.

On August 24, 2017, the Company concluded a public offering of 3,000,000 shares of Series C Preferred Stock at $25.00 per share, and realized net proceeds, after offering expenses, of approximately $72.3 million.

Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)

The Company’s 7.25% Series B Preferred Stock has a liquidation preference of $25.00 per share, has no stated maturity, is not convertible into any other security of the Company, and became redeemable, in whole or in part, at the Company’s option beginning May 22, 2017 at a price of $25.00 per share plus accrued and unpaid distributions.

On August 16, 2017,  the Company redeemed 1,500,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $37.5 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

On September 15, 2017,  the Company redeemed 3,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $75.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Common stock	$0.050	$0.050	$0.150	$0.150
7.25% Series B Preferred Stock	$0.453	$0.453	$1.359	$1.359

On October 16, 2017, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared dividends of $0.453125 and $0.388194 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on November 20, 2017 to shareholders of record on November 10, 2017.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

Note 8. Revenues

Rental revenues for the three and nine months ended September 30, 2017 and 2016, respectively, comprise the following:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Base rents	$27,187,000	$29,147,000	$81,398,000	$86,734,000
Percentage rent	259,000	160,000	705,000	420,000
Straight-line rents	291,000	157,000	787,000	(73,000)
Amortization of intangible lease liabilities, net	625,000	695,000	1,900,000	2,105,000
Total rents	$28,362,000	$30,159,000	$84,790,000	$89,186,000

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and nine months ended September 30, 2017 and 2016, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Expense relating to share grants	$936,000	$859,000	$2,880,000	$2,312,000	(a)
Amounts capitalized	(76,000)	(54,000)	(187,000)	(167,000)
Total charged to operations	$860,000	$805,000	$2,693,000	$2,145,000

(a)	Net of an expense reduction of $267,000 relating to a forfeiture of restricted shares in connection with an employment termination.

On May 2, 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 Plan”), which replaces the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). As of the effective date of the 2017 Plan, the Company may not grant any further awards under the 2012 Plan. The 2017 Plan describes certain terms and conditions governing the grant of, among other things, restricted stock awards. The maximum number of shares initially reserved and available for issuance is 4.0 million shares, which may be subject to adjustment under certain circumstances as described more fully in the 2017 Plan. At September 30, 2017, approximately 4.0 million shares remained available for grants under the 2017 Plan.

During the nine months ended September 30, 2017, there were 305,000 restricted shares issued, with a weighted average grant date fair value of $6.20 per share.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended September 30, 2017 and 2016, the Company had 3.8 million and 3.7 million, respectively, of weighted average unvested restricted shares outstanding. For the nine months ended September 30, 2017 and 2016, the Company had 3.8 million and 3.6 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2017 and 2016, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2017

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator
Income (loss) from continuing operations	$6,417,000	$(761,000)	$13,973,000	$5,610,000
Preferred stock dividends	(3,535,000)	(3,602,000)	(10,739,000)	(10,806,000)
Preferred stock redemptions costs	(7,890,000)	-	(7,890,000)	-
Net (income) loss attributable to noncontrolling interests	(117,000)	74,000	(371,000)	254,000
Net earnings allocated to unvested shares	(190,000)	(183,000)	(564,000)	(533,000)
Net (loss) attributable to vested common shares outstanding	$(5,315,000)	$(4,472,000)	$(5,591,000)	$(5,475,000)
Denominator
Weighted average number of vested common shares outstanding	85,642,000	81,676,000	83,049,000	81,670,000

Net (loss) per commons share attributable to common shareholders, basic and diluted	$(0.06)	$(0.05)	$(0.07)	$(0.07)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the applicable periods, the 5,750,000 common shares that were subject to the forward sale agreements (see Note 7 - “Shareholders’ Equity”) have been excluded from the denominator prior to their issuance on August 1, 2017, as they were anti-dilutive using the treasury stock method. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding were 349,000 and 352,000 for the three months ended September 30, 2017 and 2016, respectively, and 350,000 and 352,000 for the nine months ended September 30, 2017 and 2016, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from October 1, 2017 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At September 30, 2017, the Company owned and managed a portfolio of 61 operating properties (excluding properties “held for sale”) totaling 9.0 million square feet of gross leasable area (“GLA”). The portfolio was 92.7% leased and 91.4% occupied at September 30, 2017.

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

Acquisitions

On February 22, 2017, the Company acquired Christina Crossing, located in Wilmington, Delaware. The purchase price for the property, which was unencumbered, was $27.9 million.

On July 6, 2017, the Company acquired a parcel adjacent to its South Philadelphia Shopping Center for future expansion. The purchase price for the property, which was unencumbered, was $3.3 million.

Disposition

On February 1, 2017, the Company sold an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania, for $10.7 million, which resulted in a $7.1 million gain.

Held for Sale

As of September 30, 2017, Fredericksburg Way, located in Fredericksburg, Virginia, has been classified as “real estate held for sale”. The Company recorded an impairment charge of $9.9 million in connection with the property during 2017.

Credit Facility and Term Loans

On September 8, 2017, the Company amended and restated its unsecured credit facility, which, as amended, consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions.

In addition, on September 8, 2017, the Company amended and restated the terms of four of its existing unsecured term loans. The terms are as follows:

	As amended		Previously
Amount	Maturity date	Interest range	Maturity date	Interest range
$75,000,000	February 2021	LIBOR + 130 bps to 190 bps	February 2021	LIBOR + 170 bps to 230 bps
$50,000,000	February 2022	LIBOR + 130 bps to 190 bps	February 2022	LIBOR + 155 bps to 215 bps
$50,000,000	September 2022	LIBOR + 130 bps to 190 bps	February 2020	LIBOR + 130 bps to 190 bps
$75,000,000	September 2024	LIBOR + 170 bps to 225 bps	February 2019	LIBOR + 130 bps to 190 bps

Equity

Common Stock

The Company’s forward sales agreements, entered into on August 1, 2016 for the issuance of 5,750,000 common shares, were settled by August 1, 2017 for net proceeds, after adjustments for dividends paid and other administrative costs, of approximately $43.2 million. The proceeds of the offering were predominantly to redeem 1.5 million shares of Series B Preferred Stock (see below).

Series C Preferred Stock

On August 24 2017, the Company concluded a public offering of 3,000,000 shares of Series C Preferred Stock at $25.00 per share, and realized net proceeds, after offering expenses, of approximately $72.3 million.

Series B Preferred Stock

On August 16, 2017,  the Company redeemed 1,500,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $37.5 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

On September 15, 2017,  the Company redeemed 3,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $75.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

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

The Company believes there have been no material changes to the items disclosed as its critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, other than the adoption in January 2017 of accounting guidance requiring the capitalization of costs in typical acquisitions of real estate (see above Note 2 - “Summary of Significant Accounting Policies”).

Results of Operations

Comparison of three months ended September 30, 2017 to 2016

			Change
	2017	2016	Dollars	Percent
Revenues	$36,398,000	$37,793,000	$(1,395,000)	-3.7%
Property operating expenses	(10,509,000)	(10,574,000)	65,000	-0.6%
Property operating income	25,889,000	27,219,000	(1,330,000)
General and administrative	(4,121,000)	(4,318,000)	197,000	-4.6%
Acquisition pursuit costs	—	(293,000)	293,000	n/a
Depreciation and amortization	(9,807,000)	(10,413,000)	606,000	-5.8%
Impairment charges	—	(6,270,000)	6,270,000	n/a
Interest expense	(5,544,000)	(6,636,000)	1,092,000	-16.5%
Early extinguishment of debt costs	—	(50,000)	50,000	n/a
Net income (loss)	6,417,000	(761,000)	7,178,000
Net (income) loss attributable to noncontrolling interests	(117,000)	74,000	(191,000)
Net income (loss) attributable to Cedar Realty Trust, Inc.	$6,300,000	$(687,000)	$6,987,000

Revenues were lower primarily as a result of (1) a decrease of $2.6 million in rental revenues and expense recoveries attributable to properties that were sold in 2017 and 2016, and (2) a decrease of $0.2 million in rental revenues and expense recoveries attributable to same-center properties,  partially offset by (1) an increase of $0.7 million in rental revenues and expense recoveries attributable to properties acquired in 2017 and 2016, (2) an increase of $0.4 million in other income, and (3) an increase of $0.3 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties.

Property operating expenses were lower primarily as a result of a decrease of $0.6 million in property operating expenses attributable to properties that were sold in 2017 and 2016, partially offset by (1) an increase of $0.2 million in property operating expenses attributable to properties acquired in 2017 and 2016, and (2) an increase of $0.2 million in property operating expenses attributable to same-center properties.

General and administrative costs were lower primarily as a result of a decrease in payroll and payroll related benefits, offset by an increase in professional fees.

Acquisition pursuit costs were lower in 2017 as compared to 2016 as the Company adopted the accounting guidance in 2017 which requires the capitalization of costs in typical acquisitions of real estate (see Note 2 - “Summary of Significant Accounting Policies”). Acquisition pursuit costs in 2016, which were recorded under the prior accounting guidance, relate to costs associated with acquisitions the Company chose not to continue to pursue.

Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $0.7 million attributable to properties that were sold or held for sale in 2017 and 2016 and (2) a decrease of $0.3 million attributable to redevelopment properties, partially offset by an increase of $0.3 million attributable to properties acquired in 2017 and 2016.

Impairment charges in 2016 relate to Upland Square, located in Pottstown, Pennsylvania, which was sold on November 2, 2016.

Interest expense was lower primarily as a result of (1) $0.6 million as a result of a decrease in the overall outstanding principal balance of debt, and (2) $0.4 million as a result of a decrease in the overall weighted average interest rate.

Comparison of nine months ended September 30, 2017 to 2016

			Change
	2017	2016	Dollars	Percent
Revenues	$108,871,000	$113,916,000	$(5,045,000)	-4.4%
Property operating expenses	(32,681,000)	(33,186,000)	505,000	-1.5%
Property operating income	76,190,000	80,730,000	(4,540,000)
General and administrative	(12,494,000)	(13,640,000)	1,146,000	-8.4%
Acquisition pursuit costs	(156,000)	(3,417,000)	3,261,000	n/a
Depreciation and amortization	(30,178,000)	(31,046,000)	868,000	-2.8%
Gain on sale	7,099,000	59,000	7,040,000	n/a
Impairment charges	(9,850,000)	(6,270,000)	(3,580,000)	n/a
Interest expense	(16,638,000)	(20,769,000)	4,131,000	-19.9%
Early extinguishment of debt costs	—	(37,000)	37,000	n/a
Net income	13,973,000	5,610,000	8,363,000
Net (income) loss attributable to noncontrolling interests	(371,000)	254,000	(625,000)
Net income attributable to Cedar Realty Trust, Inc.	$13,602,000	$5,864,000	$7,738,000

Revenues were lower primarily as a result of (1) a decrease of $7.4 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2017 and 2016, and (2) a decrease of $0.9 million in rental revenues and expense recoveries attributable to same-center properties, partially offset by (1) an increase of $2.4 million in rental revenues and expense recoveries attributable to properties acquired in 2017 and 2016, (2) an increase of $0.5 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties, and (3) an increase of $0.5 million in other income.

Property operating expenses were lower primarily as a result of a decrease of $1.8 million in property operating expenses attributable to properties that were sold in 2017 and 2016, partially offset by (1) an increase of $0.9 million in property operating expenses attributable to properties acquired in 2017 and 2016, and (2) an increase of $0.2 million in property operating expenses attributable to same-center properties.

General and administrative costs were lower primarily as a result of $1.4 million of costs and estimated expenses associated with the Chief Operating Officer transition in 2016.

Acquisition pursuit costs were lower in 2017 as compared to 2016 as the Company adopted the accounting guidance in 2017 which requires the capitalization of costs in typical acquisitions of real estate (see Note 2 - “Summary of Significant Accounting Policies”). Acquisition pursuit costs in 2017 relate to costs associated with acquisitions the Company chose not to continue to pursue. Acquisition pursuit costs in 2016, which were recorded under the prior accounting guidance, relate to (1) $1.7 million of transfer taxes relating to the buyout of a ground lease and acquisition of the fee interest in a currently owned property, (2) $0.6 million for the purchase of The Shops at Bloomfield Station, located in Bloomfield, New Jersey, (3) $0.5 million for the purchase of the Shoppes at Arts District, located in Hyattsville, Maryland, (4) $0.4 million for additional real estate transfer taxes assessed on a property which was purchased in 2014, and (5) $0.3 million of costs associated with acquisitions the Company chose not to continue to pursue.

Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $1.8 million attributable to properties that were sold or “held for sale” in 2017 and 2016, and (2) a decrease of $0.4 million attributable to redevelopment properties, partially offset by an increase of $1.2 million attributable to properties acquired in 2017 and 2016.

Gain on sale in 2017 relates to the sale of an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania on February 1, 2017.

Impairment charges in 2017 relate to Fredericksburg Way, located in Fredericksburg, Virginia, which is currently classified as “held for sale” as of September 30, 2017. Impairment charges in 2016 relate to Upland Square, located in Pottstown, Pennsylvania, which was sold on November 2, 2016.

Interest expense was lower primarily as a result of (1) $2.1 million as a result of a decrease in the overall weighted average interest rate, and (2) $1.9 million as a result of a decrease in the overall outstanding principal balance of debt.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Consolidated operating income	$11,961,000	$5,925,000	$30,611,000	$26,416,000
Add (deduct):
General and administrative	4,121,000	4,318,000	12,494,000	13,640,000
Acquisition pursuit costs	—	293,000	156,000	3,417,000
Gain on sales	—	—	(7,099,000)	(59,000)
Impairment charges	—	6,270,000	9,850,000	6,270,000
Depreciation and amortization	9,807,000	10,413,000	30,178,000	31,046,000
Straight-line rents	(291,000)	(157,000)	(787,000)	73,000
Amortization of intangible lease liabilities	(625,000)	(695,000)	(1,900,000)	(2,105,000)
Other adjustments	(218,000)	(7,000)	(68,000)	(356,000)
NOI related to properties not defined as same-property	(4,264,000)	(5,597,000)	(14,141,000)	(17,979,000)
Same-property NOI	$20,491,000	$20,763,000	$59,294,000	$60,363,000

Number of same properties	52	52	50	50
Same-property occupancy, end of period	92.7%	92.8%	92.7%	92.8%
Same-property leased, end of period	93.4%	93.7%	93.4%	93.4%
Same-property average base rent, end of period	$13.20	$13.25	$13.03	$13.08

Same-property NOI for the comparative three and nine month periods decreased by 1.3% and 1.8%, respectively.  The results are driven primarily by (1) two vacant anchors which resulted in reduced rental revenue, along with certain related temporary co-tenancy rental reductions, and (2) a reduction in average base rents of $0.05 per square foot.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the nine months ended September 30, 2017:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($) (a)
Renewals	74	568,900	13.35	12.59	6.1%	0.00
New Leases - Comparable	20	121,400	14.31	13.43	6.6%	42.62
New Leases - Non-Comparable (b)	7	35,100	16.51	n/a	n/a	25.88
Total (c)	101	725,400	13.67	n/a	n/a	8.39

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $3.63 per square foot.

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

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to

$750 million, subject to customary conditions and lending commitments. As of September 30, 2017, the Company had $143.4 million available for additional borrowings under the revolving credit facility.

The Company’s forward sales agreements, entered into on August 1, 2016 for the issuance of 5,750,000 common shares, were settled by August 1, 2017 for net proceeds, after adjustments for dividends paid and other administrative costs, of approximately $43.2 million. The proceeds of the offering were predominantly to redeem 1.5 million shares of Series B Preferred Stock (see below).

On August 16, 2017,  the Company redeemed 1,500,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $37.5 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

On August 24 2017, the Company concluded a public offering of 3,000,000 shares of Series C Preferred Stock at $25.00 per share, and realized net proceeds, after offering expenses, of approximately $72.3 million.

On September 15, 2017,  the Company redeemed 3,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $75.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of September 30, 2017, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Debt is composed of the following at September 30, 2017:

		September 30, 2017
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgages	2021-2029	$135,888,000	4.6%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility (a)	Sep 2021	95,000,000	2.7%
Term loan	Sep 2022	50,000,000	2.6%
Fixed-rate (b):
Term loan	Feb 2021	75,000,000	3.6%
Term loan	Feb 2022	50,000,000	3.0%
Term loan (c)	Sep 2022	50,000,000	2.8%
Term loan	Apr 2023	100,000,000	3.2%
Term loan (d)	Sep 2024	75,000,000	3.3%
		630,888,000	3.4%
Unamortized premium		570,000
Unamortized debt issuance costs		(3,788,000)
		$627,670,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

(b)  The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

(c)  The current interest rate swap agreement expires in February 2019 at which time a new interest rate swap agreement will begin resulting in an effective interest rate of 3.2%, based on the Company’s current leverage ratio.

(d)  The current interest rate swap agreement expires in February 2020 at which time a new interest rate swap agreement will begin resulting in an effective interest ratio of 3.7%, based on the Company’s current leverage ratio.

The following table details the Company’s debt maturities at September 30, 2017:

	Secured Debt		Unsecured Debt
	Scheduled	Balloon	Revolving		Term
Year	Amortization	Payments	Credit Facility		Loans	Total
2017	$822,000	$-	$-		$-	$822,000
2018	3,377,000	-	-		-	3,377,000
2019	3,542,000	-	-			3,542,000
2020	3,707,000	-	-			3,707,000
2021	3,253,000	22,367,000	95,000,000	(a)	75,000,000	195,620,000
Thereafter	11,560,000	87,260,000	-		325,000,000	423,820,000
	$26,261,000	$109,627,000	$95,000,000		$400,000,000	$630,888,000
(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

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

Net Cash Flows

	Nine months ended September 30,
	2017	2016
Cash flows provided by (used in):
Operating activities	$42,142,000	$40,567,000
Investing activities	$(39,488,000)	$(25,494,000)
Financing activities	$(3,296,000)	$(12,648,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $49.2 million for the nine months ended September 30, 2017 and $45.2 million for the nine months ended September 30, 2016. The $4.0 million increase was primarily attributable to the decrease in acquisition pursuit costs, interest expense and management transition costs.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the nine months ended September 30, 2017, the Company acquired shopping centers for $32.4 million, and incurred expenditures of $17.1 million for property improvements, which was offset by $10.4 million in proceeds from the sale of an outparcel building, and an increase of $0.3 million in construction escrows and other. During the nine months ended September 30, 2016, the Company acquired two shopping centers, which were partially paid in cash for $31.9 million, and incurred expenditures of $10.5 million for property improvements, which was offset by $14.5 million in proceeds from the sale of a property classified as held for sale, and a decrease of $2.4 million in construction escrows and other.

Financing Activities

During the nine months ended September 30, 2017, the Company paid $112.5 million to partially redeem shares of its Series B Preferred Stock, had $24.2 million of preferred and common stock distributions, $2.5 million of payments for debt financing costs, and $2.5 million of repayments of mortgage obligations, which was offset by net proceeds of $72.3 million from the sale of shares of its Series C Preferred Stock, net proceeds of $43.2 million from the sale of its common stock, and net borrowings of $23.0 million under the revolving credit facility. During the nine months ended September 30, 2016, the Company made $189.4 million of repayments of mortgage obligations, $23.6 million of preferred and common stock distributions, and $1.4 million of payments for debt financing costs, which was offset by a $100.0 million borrowing under a term loan, net borrowings of $52.0 million under the revolving credit facility, and a mortgage borrowing of $50.0 million.

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

A reconciliation of net loss attributable to common shareholders to FFO and Operating FFO for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net (loss) attributable to common shareholders	$(5,125,000)	$(4,289,000)	$(5,027,000)	$(4,942,000)
Real estate depreciation and amortization	9,756,000	10,370,000	30,036,000	30,918,000
Limited partners' interest	(21,000)	(15,000)	(22,000)	(15,000)
Gain on sales	—	—	(7,099,000)	(59,000)
Impairment charges	—	6,270,000	9,850,000	6,270,000
Consolidated minority interests:
Share of income / (loss)	138,000	(59,000)	393,000	(239,000)
Share of FFO	(125,000)	(38,000)	(322,000)	(150,000)
FFO applicable to diluted common shares	4,623,000	12,239,000	27,809,000	31,783,000
Acquisition pursuit costs (a)	—	293,000	156,000	3,417,000
Financing costs (b)	—	50,000	—	37,000
Redevelopment costs (c)	—	35,000	37,000	511,000
Management transition costs (d)	—	—	—	1,427,000
Preferred stock redemption costs	7,890,000	—	7,890,000	—
Operating FFO applicable to diluted common shares	$12,513,000	$12,617,000	$35,892,000	$37,175,000

FFO per diluted common share	$0.05	$0.14	$0.32	$0.37
Operating FFO per diluted common share	$0.14	$0.15	$0.41	$0.43
Weighted average number of diluted common shares (e):
Common shares	89,434,000	85,339,000	86,825,000	85,298,000
OP Units	349,000	352,000	350,000	352,000
	89,783,000	85,691,000	87,175,000	85,650,000

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At September 30, 2017, the Company had $3.6 million included in deferred charges and other assets, net, as well as $1.4 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At September 30, 2017, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $485.9 million of fixed-rate debt outstanding was 3.6%, with maturities at various dates through 2029. The average interest rate on the $145.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 2.7%. With respect to the $145.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.5 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of September 30, 2017, and have concluded that such disclosure controls and procedures are effective.

During the three months ended September 30, 2017, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Exhibit 10.1

Fourth Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of September 8, 2017

Exhibit 10.2

Second Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of September 8, 2017

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

November 2, 2017