Form 10-K
period 2017-12-31
CEDAR REALTY TRUST, INC.
filed 2018-02-12
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-31817

CEDAR REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	42-1241468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

44 South Bayles Avenue, Port Washington, NY	11050-3765
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (516) 767-6492

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.06 par value	New York Stock Exchange
7-1/4% Series B Cumulative Redeemable Preferred Stock, $25.00 Liquidation Value	New York Stock Exchange
6-1/2% Series C Cumulative Redeemable Preferred Stock, $25.00 Liquidation Value	New York Stock Exchange

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

Based on the closing sales price on June 30, 2017 of $4.85 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $396,690,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 91,899,221 on February 9, 2018.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2018 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CEDAR REALTY TRUST, INC.

Part I.

Items 1 and 2. Business and Properties

General

Cedar Realty Trust, Inc. (the “Company”) is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At December 31, 2017, the Company owned and managed a portfolio of 61 operating properties (excluding properties “held for sale”) totaling 9.0 million square feet of gross leasable area (“GLA”). The portfolio was 92.9% leased and 91.3% occupied at December 31, 2017.

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

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2017, the Company owned 99.6% of the Operating Partnership and is its sole general partner. The 347,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

The Company’s Properties

The following tables summarize information relating to the Company’s portfolio as of December 31, 2017:

	Number of		Percentage
State	properties	GLA	of GLA
Pennsylvania	26	4,470,000	49.6%
Massachusetts	8	1,225,000	13.6%
Connecticut	7	1,142,000	12.7%
Maryland / Washington, D.C.	7	930,000	10.3%
Virginia	7	493,000	5.5%
New Jersey	4	437,000	4.9%
New York	1	194,000	2.2%
Delaware	1	119,000	1.3%
Total portfolio	61	9,010,000	100.0%

Tenant Concentration

	Number				Annualized	Percentage
	of		Percentage	Annualized	base rent	annualized
Tenant	stores	GLA	of GLA	base rent	per sq. ft.	base rents
Top twenty tenants (a):
Giant Foods	10	643,000	7.1%	$10,661,000	$16.58	9.6%
Shop Rite	4	250,000	2.8%	4,159,000	16.64	3.7%
LA Fitness	5	199,000	2.2%	3,311,000	16.64	3.0%
Stop & Shop	3	211,000	2.3%	2,786,000	13.20	2.5%
Dollar Tree	22	226,000	2.5%	2,430,000	10.75	2.2%
Farm Fresh	4	196,000	2.2%	2,264,000	11.55	2.0%
Home Depot	2	253,000	2.8%	2,101,000	8.30	1.9%
Big Y	2	106,000	1.2%	1,926,000	18.17	1.7%
Staples	5	106,000	1.2%	1,750,000	16.51	1.6%
BJ's Wholesale Club	1	118,000	1.3%	1,683,000	14.26	1.5%
United Artist	1	78,000	0.9%	1,538,000	19.72	1.4%
Marshalls	6	170,000	1.9%	1,497,000	8.81	1.3%
Shaw's	2	125,000	1.4%	1,481,000	11.85	1.3%
Home Goods	5	131,000	1.5%	1,335,000	10.19	1.2%
Shoppers Food Warehouse	2	120,000	1.3%	1,267,000	10.56	1.1%
Planet Fitness	5	99,000	1.1%	1,202,000	12.14	1.1%
Walmart	3	192,000	2.1%	1,193,000	6.21	1.1%
Redner's	3	159,000	1.8%	1,159,000	7.29	1.0%
Kohl's	2	147,000	1.6%	1,113,000	7.57	1.0%
Petsmart	3	63,000	0.7%	971,000	15.41	0.9%
Sub-total top twenty tenants	90	3,592,000	39.9%	45,827,000	12.76	41.2%
Remaining tenants	767	4,638,000	51.5%	65,349,000	14.09	58.8%
Sub-total all tenants (b)	857	8,230,000	91.3%	$111,176,000	$13.51	100.0%
Vacant space	N/A	780,000	8.7%
Total	857	9,010,000	100.0%

(a)	Several of the tenants listed above share common ownership with other tenants:

(1) Giant Foods, Stop & Shop and Food Lion (GLA of 109,000; annualized base rent of $818,000), (2) Farm Fresh and Shoppers Food Warehouse, (3) Dollar Tree and Family Dollar (GLA of 8,000; annualized base rent of $34,000), (4) Marshalls, Home Goods, and TJ Maxx (GLA of 54,000; annualized base rent of $529,000), and (5) Shaw's and Acme Markets (GLA of 117,000; annualized base rent of $542,000).

(b)	Comprised of large tenants (15,000 or more GLA) and small tenants as follows:

		Percentage		Annualized	Percentage
	Occupied	of occupied	Annualized	base rent	annualized
	GLA	GLA	base rent	per sq. ft.	base rents
Large tenants	5,751,000	69.9%	$62,564,000	$10.88	56.3%
Small tenants	2,479,000	30.1%	48,612,000	19.61	43.7%
Total	8,230,000	100.0%	$111,176,000	$13.51	100.0%

Lease Expirations

					Annualized	Percentage
	Number		Percentage	Annualized	expiring	of annualized
Year of lease	of leases	GLA	of GLA	expiring	base rents	expiring
expiration	expiring	expiring	expiring	base rents	per sq. ft.	base rents
Month-To-Month	54	232,000	2.8%	$2,880,000	$12.41	2.6%
2018	114	773,000	9.4%	12,444,000	16.10	11.2%
2019	137	1,055,000	12.8%	13,212,000	12.52	11.9%
2020	126	1,494,000	18.2%	17,388,000	11.64	15.6%
2021	122	1,004,000	12.2%	14,724,000	14.67	13.2%
2022	100	655,000	8.0%	9,648,000	14.73	8.7%
2023	42	372,000	4.5%	4,560,000	12.26	4.1%
2024	33	595,000	7.2%	8,004,000	13.45	7.2%
2025	30	485,000	5.9%	6,684,000	13.78	6.0%
2026	28	223,000	2.7%	3,552,000	15.93	3.2%
2027	32	327,000	4.0%	4,308,000	13.17	3.9%
2028	9	134,000	1.6%	1,620,000	12.09	1.5%
Thereafter	30	881,000	10.7%	12,152,000	13.80	10.9%
All tenants	857	8,230,000	100.0%	$111,176,000	$13.51	100.0%
Vacant space	N/A	780,000	N/A
Total portfolio	857	9,010,000	N/A

Real Estate Summary

				Average
	Year		Percent	base rent per	Major Tenants (a)
Property Description	acquired	GLA	occupied	leased sq. ft.	Name	GLA
Connecticut
Big Y Shopping Center	2013	101,105	100.0%	$23.03	Big Y	63,817
Brickyard Plaza	2004	227,598	94.8%	8.99	Home Depot	103,003
					Kohl's	58,966
					Michaels	21,429
					Petsmart	20,405
Groton Shopping Center	2007	130,264	100.0%	12.28	TJ Maxx	30,000
					Goodwill	21,306
					Aldi	17,664
					Planet Fitness	17,500
Jordan Lane	2005	177,504	97.5%	11.47	Stop & Shop	60,632
					Fallas	39,280
					Cardio Fitness	20,283
New London Mall	2009	259,566	92.1%	14.85	Shop Rite	64,017
					Marshalls	30,627
					Home Goods	25,432
					Petsmart	23,500
					A.C. Moore	20,932
Oakland Commons	2007	90,100	100.0%	6.37	Walmart	54,911
					Bristol Ten Pin	35,189
Southington Center	2003	155,842	92.1%	7.28	Walmart	95,482
					NAMCO	20,000
Total Connecticut		1,141,979	95.7%	11.91

Delaware
Christina Crossing	2017	119,353	80.3%	17.46	Shop Rite	68,621

Maryland / Washington, D.C.
East River Park	2015	150,038	98.0%	20.99	Safeway	40,000
					District of Columbia	34,400
Metro Square	2008	71,896	100.0%	18.36	Shoppers Food Warehouse	58,668
Oakland Mills	2005	58,224	92.6%	10.88	Weis Markets	43,470
San Souci Plaza (b)	2009	264,134	82.6%	11.03	Shoppers Food Warehouse	61,466
					Marshalls	27,000
					Home Goods	19,688
					Maximum Health and Fitness	15,612
Shoppes at Arts District	2016	35,676	96.8%	34.86	Busboys and Poets	9,889
					Yes! Organic Market	7,169
Valley Plaza	2003	190,939	95.8%	5.75	K-Mart	95,810
					Ollie's Bargain Outlet	41,888
					Tractor Supply	32,095
Yorktowne Plaza	2007	158,982	84.0%	13.59	Food Lion	37,692
Total Maryland / Washington, D.C.		929,889	90.6%	13.62

Massachusetts
Fieldstone Marketplace	2005/2012	117,873	90.2%	12.99	Shaw's	68,000
					New Bedford Wine and Spirits	15,180
Franklin Village Plaza	2004/2012	303,524	89.6%	21.57	Stop & Shop	75,000
					Marshalls	26,890
					Boost Fitness	15,807
Kings Plaza	2007	168,243	95.2%	6.97	Work Out World	42,997
					Fallas	28,504
					Ocean State Job Lot	20,300
					Savers	19,339
Norwood Shopping Center	2006	97,756	98.2%	10.23	Big Y	42,598
					Planet Fitness	18,830
					Dollar Tree	16,798
The Shops at Suffolk Downs	2005	121,320	100.0%	14.16	Stop & Shop	74,977
Timpany Plaza	2007	183,775	92.7%	7.83	Tops	59,947
					Big Lots	28,027
					Gardner Theater	27,576

				Average
	Year		Percent	base rent per	Major Tenants (a)
Property Description	acquired	GLA	occupied	leased sq. ft.	Name	GLA
Massachusetts (continued)
Webster Commons	2007	98,984	100.0%	11.49	Big Lots	37,024
					Planet Fitness	18,681
West Bridgewater Plaza	2007	133,039	87.5%	7.64	Shaw's	57,315
					Pump N Jump	25,000
Total Massachusetts		1,224,514	93.2%	12.64

New Jersey
Carll's Corner	2007	129,582	46.3%	11.18	Peebles	18,858
Pine Grove Plaza	2003	86,089	90.7%	11.67	Peebles	24,963
The Shops at Bloomfield Station	2016	63,844	89.9%	18.74	Super Foodtown	28,505
Washington Center Shoppes	2001	157,394	93.6%	9.96	Acme Markets	66,046
					Planet Fitness	20,742
Total New Jersey		436,909	78.4%	12.03

New York
Carman's Plaza	2007	193,736	65.0%	19.80	Key Foods	32,000
					Home Goods	25,806
					Department of Motor Vehicle	19,310

Pennsylvania
Academy Plaza	2001	137,415	88.4%	15.66	Acme Markets	50,918
Camp Hill	2002	423,671	99.7%	15.08	Boscov's	159,040
					Giant Foods	92,939
					LA Fitness	45,000
					Barnes & Noble	24,908
					Staples	20,000
Colonial Commons	2011	408,642	91.9%	13.64	Giant Foods	67,815
					Dick's Sporting Goods	56,000
					Home Goods	31,436
					Ross Dress For Less	30,000
					Marshalls	27,000
					JoAnn Fabrics	25,500
					David's Furniture	24,970
					Old Navy	15,500
Crossroads II (b)	2008	133,717	90.9%	19.87	Giant Foods	78,815
Fairview Commons	2007	52,964	66.7%	11.55	Grocery Outlet	16,650
Fort Washington Center	2002	41,000	100.0%	21.83	LA Fitness	41,000
Gold Star Plaza	2006	71,720	100.0%	9.20	Redner's	48,920
Golden Triangle	2003	202,790	95.5%	13.79	LA Fitness	44,796
					Marshalls	30,000
					Staples	24,060
					Just Cabinets	18,665
					Aldi	15,242
Halifax Plaza	2003	51,510	100.0%	13.05	Giant Foods	32,000
Hamburg Square	2004	99,580	67.4%	6.85	Redner's	56,780
Lawndale Plaza	2015	93,040	100.0%	18.03	Shop Rite	63,342
Maxatawny Marketplace	2011	59,939	100.0%	12.37	Giant Foods	53,914
Meadows Marketplace	2004/2012	91,518	96.5%	15.69	Giant Foods	67,907
Mechanicsburg Center	2005	51,500	100.0%	22.57	Giant Foods	51,500
Newport Plaza	2003	64,489	100.0%	12.69	Giant Foods	43,400
Northside Commons	2008	69,136	100.0%	10.12	Redner's	53,019
Palmyra Shopping Center	2005	111,051	89.5%	7.56	Weis Markets	46,912
					Goodwill	18,104
Port Richmond Village	2001	126,778	96.5%	14.74	Thriftway	40,000
					Pep Boys	20,615
Quartermaster Plaza	2014	456,602	92.9%	14.47	Home Depot	150,000
					BJ's Wholesale Club	117,718
					Planet Fitness	23,146
					Staples	20,388
					Petsmart	19,089

				Average
	Year		Percent	base rent per		Major Tenants (a)
Property Description	acquired	GLA	occupied	leased sq. ft.		Name	GLA
Pennsylvania (continued)
River View Plaza	2003	236,217	85.4%	20.99		United Artists	77,700
						Avalon Carpet	25,000
						Pep Boys	22,000
						Staples	18,000
South Philadelphia	2003	251,881	87.6%	14.80		Shop Rite	54,388
						Ross Dress For Less	31,349
						LA Fitness	31,000
						Modell's	20,000
Swede Square	2003	100,816	95.5%	18.34		LA Fitness	37,200
The Commons	2004	203,309	90.4%	9.88		Bon-Ton	54,500
						Pat Catans	52,654
						TJ Maxx	24,404
The Point	2000	268,037	96.0%	13.13		Burlington Coat Factory	76,665
						Giant Foods	76,627
						A.C. Moore	24,890
						Staples	24,000
Trexler Mall	2005	337,297	96.4%	10.11		Kohl's	88,248
						Bon-Ton	62,000
						Lehigh Wellness Partners	33,227
						Oxyfit Gym	28,870
						Marshalls	28,488
						Home Goods	28,181
Trexlertown Plaza	2006	325,750	77.1%	14.41		Giant Foods	78,335
						Hobby Lobby	57,512
						Big Lots	33,824
						Tractor Supply	19,097
Total Pennsylvania		4,470,369	91.9%	14.14

Virginia
Coliseum Marketplace	2005	106,648	100.0%	17.11		Farm Fresh	57,662
						Michaels	23,981
Elmhurst Square	2006	66,254	92.5%	10.41		Food Lion	38,272
General Booth Plaza	2005	71,639	100.0%	14.47		Farm Fresh	53,758
Glen Allen Shopping Center	2005	63,328	100.0%	7.14		Publix	63,328
Kempsville Crossing	2005	79,512	92.7%	11.55		Walmart	41,975
						Farm Fresh	16,938
Oak Ridge Shopping Center	2006	38,700	92.2%	11.01		Food Lion	33,000
Suffolk Plaza	2005	67,216	100.0%	9.90		Farm Fresh	67,216
Total Virginia		493,297	97.2%	12.22

Total (92.9% leased at December 31, 2017)		9,010,046	91.3%	$13.51	(c)

(a)	Major tenants are determined as tenants with 15,000 or more sq.ft. of GLA, tenants at single-tenant properties, or the largest tenant at a property, based on GLA.
(b)

The Company has a 40% ownership interest in the San Souci Plaza joint venture and a 60% ownership interest in the Crossroads II joint venture. Based on partnership promotes, additional equity interests, and/or other terms of the related joint venture agreements, the Company currently recognizes the results of operations of these joint ventures in excess of its stated percentage ownership.

(c)

Average base rent is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2017. Tenant concessions are reflected in this measure except for a limited number of short-term (generally one to three months) free rent concessions provided to new tenants that took occupancy prior to the end of the reporting period but within the concession period. Average base rent would have been $13.38 per square foot if all such free rent concessions were reflected.

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

Excluding properties held for sale or sold, Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, leased an aggregate of approximately 11% of the Company’s GLA at December 31, 2017, and accounted for an aggregate of approximately 12% of the Company’s total revenues during 2017. No other tenant leased more than 10% of GLA at December 31, 2017, or contributed more than 10% of total revenues during 2017.

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

Employees

As of December 31, 2017, the Company had 76 full-time employees. The Company believes that its relations with its employees are good.

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

These risk factors are not exhaustive.  We operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our quarterly reports on Form 10-Q and current reports on Form 8-K for future periods for material updates to these risk factors.

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

In addition, costs associated with our operations, such as real estate and personal property taxes, insurance, and mortgage payments, generally are not reduced even as occupancy or rental rates decrease, tenants fail to pay base and additional rent or other circumstances cause a reduction in income. As a result, our financial performance, cash flow from operations and our ability to make distributions to our shareholders may be adversely affected.

Our success depends on key personnel whose continued service is not guaranteed.

Our success depends on the efforts of key personnel, whose continued service is not guaranteed. Key personnel could be lost because we could not offer, among other things, competitive compensation programs. Our President and Chief Executive Officer, Mr. Bruce Schanzer, and Chief Financial Officer and Treasurer, Mr. Philip Mays, each have an employment contract with the Company that expires in June 2018.  If one or more of our senior executives or key employees, including Mr. Schanzer and/or Mr. Mays, are unable to continue in their present positions or if their employment contracts are not renewed, we may not be able to replace them easily or at all. Competition for key personnel is intense, and such experienced individuals in our industry are in short supply. The loss of services of key personnel could materially and adversely affect our operations because of diminished relationships with lenders, sources of equity capital, construction companies, and existing and prospective tenants, and the ability to conduct our business and operations without material disruption.

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

As a relatively small public REIT, our general and administrative expenses constitute a larger percentage of our total revenues than many of our peers.

Our revenues for the year ended December 31, 2017 were $146.0 million. Because our company is smaller than many other publicly-traded REITs, our general and administrative expenses are, and will continue to be, a larger percentage of our total revenues than many of our peer REITs. If we are unable to successfully execute on our strategy and grow our business, our general and administrative expenses will continue to have a greater effect on our financial performance and will reduce the amount of cash flow available to distribute to our shareholders.

Economic conditions in the U.S. economy in general, and any uncertainty in the credit markets and retail environment, could adversely affect our ability to continue to pay dividends or cause us to reduce further the amount of our dividends.

We paid dividends totaling $0.20 per share during each of 2017, 2016 and 2015. However, any downturn in the state of the U.S. economy, weakness in capital markets and/or difficult retail environment may cause us to reduce or suspend the payment of dividends.

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

Our business may be seriously harmed if a major tenant fails to renew its lease(s) or vacates one or more properties and prevents us from re-leasing such premises by continuing to pay base rent for the balance of the lease terms. In addition, the loss of such a major tenant could result in lease terminations or reductions in rent by other tenants at the affected properties, as provided in their respective leases. Excluding properties held for sale or sold, no tenant leased more than 10% of GLA at December 31, 2017 or contributed more than 10% of total revenues during 2017, except for Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, which leased an aggregate of approximately 11% of our GLA at December 31, 2017, and accounted for an aggregate of approximately 12% of our total revenues, during 2017.

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

Our development and redevelopment activities may not yield anticipated returns, which would harm our operating results and reduce funds available for distributions to shareholders.

We have limited experience in substantially developing and redeveloping properties in our markets. Development and redevelopment projects entail considerable risks, including:

•	time lag between commencement and completion, leaving us exposed to higher-than-estimated construction costs, including labor and material costs, as well as changes in the overall rental markets;
•	failure or inability to obtain construction or permanent financing on favorable terms;
•	expenditure of money and time on projects that may never be completed;
•	inability to secure key anchor or other tenants;
•	inability to achieve projected rental rates or anticipated pace of lease-up;
•	inability to obtain various government and other approvals;
•	delays in completion relating to weather, labor disruptions, construction or zoning delays; and
•	higher costs incurred than originally estimated.

In addition, the entitlement and development of real estate entails extensive approval processes, sometimes involving multiple regulatory jurisdictions. It is common for a project to require multiple approvals, permits and consents from U.S. federal, state and local governing and regulatory bodies. Compliance with these and other regulations and standards is time intensive and costly and may require additional long range infrastructure review and approvals which can add to project cost. In addition, development of properties containing delineated wetlands may require one or more permits from the U.S. federal government and/or state and local governmental agencies. Any of these issues can materially affect the cost, timing and economic viability of our development and redevelopment projects.

Moreover, properties we redevelop or acquire may fail to achieve the occupancy or rental rates we project, within the time frames we project, at the time we make the decision to invest, which may result in the properties’ failure to achieve the returns we projected.  Our pre-acquisition evaluation of the physical condition of each new investment may not detect certain defects or identify necessary repairs until after the property is acquired, which could significantly increase our total acquisition costs or decrease cash flow from the property.  In addition, our investigation of a property or building prior to our acquisition, and any representations we may receive from the seller of such building or property, may fail to reveal various liabilities, which could reduce the cash flow from the property or increase our acquisition cost.

At times, we may also be required to use unionized construction workers or to pay the prevailing wage in a jurisdiction to unionized workers. Due to the highly labor intensive and price competitive nature of the construction business, the cost of unionization and/or prevailing wage requirements for new developments or redevelopments could be substantial. Unionization and prevailing wage requirements could adversely affect a project’s profitability. In addition, union activity or a union workforce could increase the risk of a strike, which would adversely affect our ability to meet our construction timetables, which could adversely affect our reputation and our results of operations.

Additionally, new real estate under development activities typically require substantial time and attention from management, and the time frame required for development, construction and lease-up of these properties could require several years to realize any significant cash return. The foregoing risks could cause the development of properties to hinder the Company’s growth and have an adverse effect on its results of operations and cash flows.

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

Our properties may be subject to impairment charges.

On a periodic basis, we assess whether there are any indicators that the value of its held-for-use real estate assets and other investments may be impaired.  Held-for-use real estate assets are impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  The estimate of cash flows considers factors such as expected future operating income, capital expenditures, trends and prospects, the effects of demand, tenant-operator performance, competition and other factors.  If we are evaluating the potential sale of an asset or development alternatives, the future cash flow considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information including a market discount rate applied to the estimated future proceeds.  We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments.  These assessments have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings.  There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.  Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

Our capital migration strategy entails various risks.

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

Our business could be negatively affected by shareholder activism, which could impact the trading price and volatility of our common stock.

In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies, including us. If a proxy contest or an unsolicited takeover proposal was made with respect to us, we could incur significant costs in defending the Company, which would have an adverse effect on our financial results. Shareholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company. If individuals are elected to our board of directors with a specific agenda, even though less than a majority, our ability to effectively and timely implement our current initiatives and execute on our long-term strategy may be adversely affected. While we continually and actively engage with shareholders and consider their views on business and strategy, shareholder activism consumes a significant amount of management’s attention and other company resources and diverts the attention of management and our employees from our business.

Any perceived uncertainties as to our future direction resulting from such shareholder activism or proxy contest could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business.

Furthermore, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

As of December 31, 2017, we owned two of our operating properties through consolidated joint ventures. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:

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

The Financial Accounting Standards Board ("FASB"), in conjunction with the SEC, has several key projects on its agenda, some of which have already been adopted, that could impact how we currently account for our material transactions, including, but not limited to, lease accounting, revenue recognition, and other accounting pronouncements disclosed in Note 2 of Notes to Consolidated Financial Statements included in Item 8 below. New accounting standards or pronouncements that will become applicable to us, or changes in the interpretation of existing standards and pronouncements, could have a significant adverse effect on our financial position or results of operations.

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

Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our growth opportunities.

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

Dividends payable by REITs do not qualify for reduced tax rates under the Code.  For the calendar year 2017, the maximum federal individual tax rate for nonqualified dividends payable is 39.6%; qualified dividends from most C corporations received by individuals are subject to a reduced maximum federal rate of 20%.  In addition to these rates, certain high income individuals may be subject to an additional 3.8% tax on certain investment income, including dividends and capital gains. As a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates and are, consequently, taxed at ordinary income rates. The more favorable federal tax rates applicable to regular corporate dividends may result in the stock of REITs being perceived to be less attractive than the stock of corporations that pay dividends qualifying for reduced rates of tax, which may adversely affect the value of the stock of REITs.

Changes to the federal, state and municipality tax laws could have a significant negative impact on the overall economy, our tenants, and our business.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. A shortfall in tax revenues for states and municipalities in which we operate may lead to changes in state and municipalities tax laws. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation, or administrative interpretation.

In December 2017 the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The provisions of the TCJA  are far-reaching and generally apply to taxable years beginning after December 31, 2017, while many provisions, in particular those affecting individual taxpayers, expire at the end of 2025. As a result of the changes implemented by the TCJA, our taxable income and the amount of distributions to our shareholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually. Among other things, the TCJA:

•	reduces the corporate income tax rate from 35% to 21% (including taxable REIT subsidiaries of which ours currently do not have significant taxable income);
•

reduces the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	reduces the recovery periods for certain real property and building improvements;
•

limits the deduction for net interest expense incurred by a business to 30% of the “adjusted taxable income” of the taxpayer, except, among others, certain real property businesses electing to not be subject to the limitation. Making this election requires the electing real property trade or business to depreciate non-residential real property, residential rental property, and qualified improvement property over a longer period using the alternative depreciation system. We have not yet determined whether to make any such available elections;

•	requires the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;
•	restricts the benefits of like-kind exchanges that defer capital gains for tax purposes to only exchanges of real property;
•	reduces the highest marginal income tax rate for individuals to 37.0% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);
•

reduces the net operating loss deduction to 80% of taxable income (where taxable income is determined without regard to the net operating loss deduction itself), generally eliminates net operating loss carrybacks and allows unused net operating losses to be carried forward;

•

generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37.0% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•

limits certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

The TCJA is a complex revision to the U.S. federal income tax laws with contrasting impacts on different categories of taxpayers and industries, and will require subsequent rulemaking and interpretation in a number of areas. The long-term impact of the TCJA on the overall economy and the real estate industry cannot be predicted at this early stage. Furthermore, the TCJA may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. There can be no assurance that the TCJA will not negatively impact our operating results, financial condition, and future business operations.

Shareholders are urged to consult with their own tax advisors with respect to the impact that the TCJA and other legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

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

In addition, our charter and bylaws, as well as indemnification agreements that we have entered into with certain of our officers require us to indemnify our directors and officers, among others, for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our directors and officers than might otherwise exist for companies organized in other jurisdictions. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited. In addition, we will be obligated to advance the defense costs incurred by our directors and officers with indemnification agreements, and may, at the discretion of our Board of Directors, advance the defense costs incurred by our employees and other agents, in connection with legal proceedings.

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

Dividend Information

A corporation electing REIT status is required to distribute at least 90% of its “REIT taxable income”, as defined in the Code, to continue qualification as a REIT. In keeping with its stated goal of reducing overall leverage, and in order to maximize financial flexibility, the Company paid dividends totaling $0.20 per share during 2017, 2016 and 2015. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Market Information

The Company had 91,317,044 shares of common stock outstanding held by approximately 600 shareholders of record at December 31, 2017. The Company believes it has more than approximately 4,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”. The following table sets forth, for each quarter for the last two years, (1) the high, low, and closing prices of the Company’s common stock, and (2) dividends paid:

Quarter ended	Market price range			Dividends
2017	High	Low	Close	paid
March 31	$6.79	$4.86	$5.02	$0.05
June 30	$5.49	$4.70	$4.85	$0.05
September 30	$5.80	$4.81	$5.62	$0.05
December 31	$6.29	$5.41	$6.08	$0.05

2016
March 31	$7.32	$6.47	$7.23	$0.05
June 30	$7.44	$6.63	$7.43	$0.05
September 30	$8.08	$7.01	$7.20	$0.05
December 31	$7.21	$5.92	$6.53	$0.05

Stockholder Return Performance Presentation

The following line graph sets forth for the period January 1, 2013 through December 31, 2017, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts All Equity REIT Index (“NAREIT All Equity REIT Index”). The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

Item 6.	Selected Financial Data

	Years ended December 31,
	2017	2016	2015	2014	2013
Operations data:
Total revenues	$146,008,000	$151,086,000	$149,207,000	$148,184,000	$139,598,000
Expenses:
Property operating expenses	44,329,000	44,515,000	44,590,000	44,786,000	42,319,000
General and administrative	16,907,000	18,154,000	15,004,000	14,356,000	14,086,000
Acquisition pursuit costs	156,000	3,426,000	1,238,000	2,870,000	182,000
Depreciation and amortization	40,115,000	40,787,000	38,594,000	38,700,000	44,405,000
Total expenses	101,507,000	106,882,000	99,426,000	100,712,000	100,992,000
Other:
Gain on sales	7,099,000	59,000	-	6,413,000	609,000
Impairment (charges) / reversals	(9,538,000)	(6,347,000)	212,000	(3,148,000)	172,000
Total other	(2,439,000)	(6,288,000)	212,000	3,265,000	781,000

Operating income	42,062,000	37,916,000	49,993,000	50,737,000	39,387,000

Non-operating income and expense:
Interest expense	(22,199,000)	(26,529,000)	(28,272,000)	(32,301,000)	(34,762,000)
Early extinguishment of debt costs	(210,000)	(2,623,000)	(105,000)	(825,000)	(106,000)
Total non-operating income and expense	(22,409,000)	(29,152,000)	(28,377,000)	(33,126,000)	(34,868,000)

Income from continuing operations	19,653,000	8,764,000	21,616,000	17,611,000	4,519,000

Income from discontinued operations	-	-	165,000	11,080,000	9,683,000

Net income	19,653,000	8,764,000	21,781,000	28,691,000	14,202,000

Net (income) loss attributable to noncontrolling interests	(510,000)	179,000	365,000	290,000	246,000

Net income attributable to Cedar Realty Trust, Inc.	19,143,000	8,943,000	22,146,000	28,981,000	14,448,000

Preferred stock dividends and redemption costs	(21,542,000)	(14,408,000)	(14,408,000)	(14,408,000)	(15,579,000)

Net (loss) income attributable to common shareholders	$(2,399,000)	$(5,465,000)	$7,738,000	$14,573,000	$(1,131,000)

Net (loss) income per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.04)	$(0.08)	$0.09	$0.04	$(0.17)
Discontinued operations	$0.00	$0.00	$0.00	$0.14	$0.14
	$(0.04)	$(0.08)	$0.09	$0.18	$(0.03)

Dividends to common shareholders	$17,681,000	$17,049,000	$17,001,000	$15,841,000	$14,434,000
Per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Weighted average number of common shares - basic and diluted	84,168,000	81,672,000	81,356,000	75,311,000	68,381,000

Item 6.	Selected Financial Data (continued)

	Years ended December 31,
Balance sheet data:	2017	2016	2015	2014	2013

Real estate, net	$1,192,656,000	$1,183,359,000	$1,249,195,000	$1,208,962,000	$1,199,346,000
Real estate held for sale/conveyance	-	-	14,402,000	16,508,000	70,757,000
Other assets	59,762,000	50,162,000	54,783,000	58,835,000	59,386,000
Total assets	$1,252,418,000	$1,233,521,000	$1,318,380,000	$1,284,305,000	$1,329,489,000

Mortgage loans payable / credit facilities / term loans	$580,125,000	$607,745,000	$673,820,000	$662,914,000	$717,355,000
Mortgage loans payable - real estate held for sale/conveyance	-	-	-	-	22,848,000
Other liabilities	42,182,000	43,779,000	47,018,000	46,140,000	53,638,000
Total liabilities	622,307,000	651,524,000	720,838,000	709,054,000	793,841,000

Noncontrolling interest - limited partners' mezzanine OP Units	-	-	-	396,000	414,000

Equity:
Cedar Realty Trust, Inc. shareholders' equity	628,336,000	580,740,000	596,050,000	569,552,000	527,677,000
Noncontrolling interests	1,775,000	1,257,000	1,492,000	5,303,000	7,557,000
Total equity	630,111,000	581,997,000	597,542,000	574,855,000	535,234,000

Total liabilities and equity	$1,252,418,000	$1,233,521,000	$1,318,380,000	$1,284,305,000	$1,329,489,000

Other data:
Funds From Operations ("FFO") (a)	$40,032,000	$41,067,000	$45,104,000	$40,273,000	$44,868,000
Operating Funds From Operations ("Operating FFO") (a)	$48,325,000	$49,241,000	$46,447,000	$42,545,000	$36,413,000

Cash flows provided by (used in):
Operating activities	$57,526,000	$57,525,000	$59,136,000	$50,885,000	$49,494,000
Investing activities	$(46,437,000)	$51,064,000	$(47,876,000)	$49,116,000	$(15,072,000)
Financing activities	$(10,269,000)	$(107,790,000)	$(12,676,000)	$(100,475,000)	$(37,971,000)

Square feet of GLA	9,010,000	9,128,000	9,459,000	9,247,000	9,450,000
Percent occupied	91.3%	89.9%	90.5%	92.9%	92.6%
Average annualized base rent per square foot	$13.51	$13.50	$13.35	$12.73	$12.31

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

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high- density urban markets from Washington, D.C. to Boston. At December 31, 2017, the Company owned and managed a portfolio of 61 operating properties (excluding properties “held for sale”) totaling 9.0 million square feet of gross leasable area (“GLA”). The portfolio was 92.9% leased and 91.3% occupied at December 31, 2017.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2017, the Company owned 99.6% of the Operating Partnership and is its sole general partner. The 347,000 limited Operating Partnership Units (“OP Units”) are economically equivalent to the Company’s common stock and are convertible into the Company’s common stock at the option of the holders on a one-to-one basis.

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

2017 and Early 2018 Significant Transactions

Acquisitions

On February 22, 2017, the Company acquired Christina Crossing, located in Wilmington, Delaware. The purchase price for the property, which was unencumbered, was $27.9 million. The purchase price has been allocated to real estate assets and liabilities.

On July 6, 2017, the Company acquired a parcel adjacent to its South Philadelphia Shopping Center for future expansion. The purchase price for the property, which was unencumbered, was $3.3 million. The purchase price has been allocated to real estate assets and liabilities.

Dispositions

On February 1, 2017, the Company sold an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania, for $10.7 million, resulting in a $7.1 million gain.

On December 29, 2017, the Company sold Fredericksburg Way, located in Fredericksburg, Virginia, for $2.2 million. During 2017, the Company recorded impairment charges totaling $9.5 million in relation to this property.

Mortgage Loans Payable

During 2017, the Company repaid the following mortgage loan payable:

		Principal payoff
Property	Repayment date	amount
Metro Square	November 3, 2017	$7,102,000

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

Equity

Common Stock

The Company’s forward sales agreements, entered into on August 1, 2016 for the issuance of 5,750,000 common shares, were settled by August 1, 2017 for net proceeds, after adjustments for dividends paid and other administrative costs, of approximately $43.2 million. The proceeds of the offering were predominantly used to redeem 1.5 million shares of Series B Preferred Stock on August 16, 2017 (see below).

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

On December 15 2017, the Company concluded a public offering of 2,000,000 shares of Series C Preferred Stock at $25.00 per share, and realized net proceeds, after offering expenses, of approximately $48.1 million. On January 12, 2018,  the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

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

Results of Operations

Comparison of 2017 to 2016

			Change
	2017	2016	Dollars	Percent
Revenues	$146,008,000	$151,086,000	$(5,078,000)	-3.4%
Property operating expenses	(44,329,000)	(44,515,000)	186,000	-0.4%
Property operating income	101,679,000	106,571,000	(4,892,000)
General and administrative	(16,907,000)	(18,154,000)	1,247,000	-6.9%
Acquisition pursuit costs	(156,000)	(3,426,000)	3,270,000	n/a
Depreciation and amortization	(40,115,000)	(40,787,000)	672,000	-1.6%
Gain on sale	7,099,000	59,000	7,040,000	n/a
Impairment charges	(9,538,000)	(6,347,000)	(3,191,000)	n/a
Interest expense	(22,199,000)	(26,529,000)	4,330,000	-16.3%
Early extinguishment of debt costs	(210,000)	(2,623,000)	2,413,000	n/a
Net income	19,653,000	8,764,000	10,889,000
Net (income) loss attributable to noncontrolling interests	(510,000)	179,000	(689,000)
Net income attributable to Cedar Realty Trust, Inc.	$19,143,000	$8,943,000	$10,200,000

Revenues were lower primarily as a result of (1) a decrease of $8.8 million in rental revenues and expense recoveries attributable to properties that were sold in 2017 and 2016, and (2) a decrease of $0.7 million in rental revenues and expense recoveries attributable to same-center properties, partially offset by (1) an increase of $3.0 million in rental revenues and expense recoveries attributable to properties acquired in 2017 and 2016, (2) an increase of $0.8 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties, and (3) an increase of $0.6 million in other income.

Property operating expenses were lower primarily as a result of a decrease of $1.9 million in property operating expenses attributable to properties that were sold in 2017 and 2016, partially offset by (1) an increase of $1.2 million in property operating expenses attributable to properties acquired in 2017 and 2016, (2) an increase of $0.3 million in property operating expenses attributable to the Company’s redevelopment properties, and (3) an increase of $0.2 million in property operating expenses attributable to same-center properties.

General and administrative costs were lower primarily as a result of the $1.4 million of costs and estimated expenses associated with the Chief Operating Officer transition in 2016.

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

Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $1.9 million attributable to properties that were sold in 2017 and 2016, and (2) a decrease of $0.5 million attributable to redevelopment properties, partially offset by an increase of $1.7 million attributable to properties acquired in 2017 and 2016.

Gain on sale in 2017 relates to the sale of an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania on February 1, 2017.

Impairment charges in 2017 relate to Fredericksburg Way, located in Fredericksburg, Virginia, which was sold on December 29, 2017. Impairment charges in 2016 relate to Upland Square, located in Pottstown, Pennsylvania, which was sold on November 2, 2016.

Interest expense was lower primarily as a result of (1) $2.2 million as a result of a decrease in the overall outstanding principal balance of debt, (2) $1.8 million as a result of a decrease in the overall weighted average interest rate, and (3) $0.4 million as a result of a decrease in amortization of deferred financing costs.

Early extinguishment of debt costs in 2017 relates to the accelerated write-off of unamortized fees associated with amended and restated credit facility, and the accelerated write-off of unamortized fees associated with the prepayment of a mortgage loan payable. Early extinguishment of debt costs in 2016 relates to defeasement fees and the accelerated write-off of unamortized fees associated with the prepayment of certain mortgage loans payable.

Comparison of 2016 to 2015

			Change
	2016	2015	Dollars	Percent
Revenues	$151,086,000	$149,207,000	$1,879,000	1.3%
Property operating expenses	(44,515,000)	(44,590,000)	75,000	-0.2%
Property operating income	106,571,000	104,617,000	1,954,000
General and administrative	(18,154,000)	(15,004,000)	(3,150,000)	21.0%
Acquisition pursuit costs	(3,426,000)	(1,238,000)	(2,188,000)	n/a
Depreciation and amortization	(40,787,000)	(38,594,000)	(2,193,000)	5.7%
Gain on sale	59,000	—	59,000	n/a
Impairment charges	(6,347,000)	212,000	(6,559,000)	n/a
Interest expense	(26,529,000)	(28,272,000)	1,743,000	-6.2%
Early extinguishment of debt costs	(2,623,000)	(105,000)	(2,518,000)	n/a
Income from continuing operations	8,764,000	21,616,000	(12,852,000)
Discontinued operations	—	165,000	(165,000)
Net income	8,764,000	21,781,000	(13,017,000)
Net loss attributable to noncontrolling interests	179,000	365,000	(186,000)
Net income attributable to Cedar Realty Trust, Inc.	$8,943,000	$22,146,000	$(13,203,000)

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

General and administrative costs were higher primarily as a result of (1) $1.4 million of costs and estimated expenses associated with the Chief Operating Officer transition in 2016, and (2) a $1.0 million increase in payroll, with approximately 50% related to salaries and 50% related to bonuses.

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

	Years ended December 31,
	2017	2016
Consolidated operating income	$42,062,000	$37,916,000
Add (deduct):
General and administrative	16,907,000	18,154,000
Acquisition pursuit costs	156,000	3,426,000
Gain on sales	(7,099,000)	(59,000)
Impairment charges	9,538,000	6,347,000
Depreciation and amortization	40,115,000	40,787,000
Straight-line rents	(864,000)	(38,000)
Amortization of intangible lease liabilities	(2,518,000)	(2,751,000)
Other adjustments	(387,000)	(1,307,000)
NOI related to properties not defined as same-property	(18,644,000)	(22,161,000)
Same-property NOI	$79,266,000	$80,314,000

Number of same properties	50	50
Same-property occupancy, end of period	92.5%	92.0%
Same-property leased, end of period	93.4%	93.6%
Same-property average base rent, end of period	$13.10	$13.17

Same-property NOI for the comparative years decreased by 1.3%. The results are driven primarily by (1) two vacant anchors which resulted in reduced rental revenue, along with certain related temporary co-tenancy rental reductions, and (2) a reduction in average base rent of $0.07 per square foot.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during 2017:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($) (a)
Renewals	90	702,000	13.04	12.33	5.7%	0.00
New Leases - Comparable	41	256,800	13.27	12.68	4.7%	32.92
New Leases - Non-Comparable (b)	8	38,100	16.50	n/a	n/a	25.94
Total (c)	139	996,900	13.23	n/a	n/a	9.47

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $3.94 per square foot.

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

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to

$750 million, subject to customary conditions and lending commitments. As of December 31, 2017, the Company had $177.2 million available for additional borrowings under the revolving credit facility.

The Company’s forward sales agreements, entered into on August 1, 2016 for the issuance of 5,750,000 common shares, were settled by August 1, 2017 for net proceeds, after adjustments for dividends paid and other administrative costs, of approximately $43.2 million. The proceeds of the offering were predominantly used to redeem 1.5 million shares of Series B Preferred Stock (see below).

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

On December 15 2017, the Company concluded a public offering of 2,000,000 shares of Series C Preferred Stock at $25.00 per share, and realized net proceeds, after offering expenses, of approximately $48.1 million. On January 12, 2018,  the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of December 31, 2017, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Debt is composed of the following at December 31, 2017:

				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgages	2021-2026		$127,994,000	4.4%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	Sep 2021	(a)	55,000,000	2.8%
Term loan	Sep 2022		50,000,000	2.9%
Fixed-rate (b):
Term loan	Feb 2021		75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%
Term loan	Sep 2022	(c)	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%
Term loan	Sep 2024	(d)	75,000,000	3.3%
			582,994,000	3.4%
Unamortized premium			536,000
Unamortized debt issuance costs			(3,405,000)
			$580,125,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.
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

The following table details the Company’s debt maturities at December 31, 2017:

	Secured Debt		Unsecured Debt					Unamortized
	Scheduled	Balloon	Revolving		Term		Unamortized	Debt
Year	Amortization	Payments	Credit Facility		Loans	Total	Premium	Issuance Costs	Total
2018	$3,017,000	$-	$-		$-	$3,017,000	$126,000	$(700,000)	$2,443,000
2019	3,154,000	-	-		-	3,154,000	126,000	(700,000)	2,580,000
2020	3,289,000	-	-			3,289,000	126,000	(700,000)	2,715,000
2021	2,802,000	22,367,000	55,000,000	(a)	75,000,000	155,169,000	126,000	(561,000)	154,734,000
2022	2,313,000	47,597,000			150,000,000	199,910,000	32,000	(409,000)	199,533,000
Thereafter	4,264,000	39,191,000	-		175,000,000	218,455,000	-	(335,000)	218,120,000
	$18,839,000	$109,155,000	$55,000,000		$400,000,000	$582,994,000	$536,000	$(3,405,000)	$580,125,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.

Property-specific mortgage loans payable mature at various dates through 2026. The terms of several of the Company’s mortgage loans payable require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2017 and 2016. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company’s significant debt repayment, interest and operating lease obligations at December 31, 2017:

	Maturity Date
	2018	2019	2020	2021	2022	Thereafter	Total
Debt:
Mortgage loans payable	$3,017,000	$3,154,000	$3,289,000	$25,169,000	$49,910,000	$43,455,000	$127,994,000
Unsecured revolving credit facility (a)	-	-	-	55,000,000	-	-	55,000,000
Unsecured term loans	-	-	-	75,000,000	150,000,000	175,000,000	400,000,000
Interest payments (b)	19,814,000	19,923,000	20,019,000	15,828,000	11,255,000	11,015,000	97,854,000
Operating lease obligations	893,000	907,000	476,000	390,000	390,000	13,253,000	16,309,000
Total	$23,724,000	$23,984,000	$23,784,000	$171,387,000	$211,555,000	$242,723,000	$697,157,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.
(b)

Represents interest payments expected to be incurred on the Company's debt obligations as of December 31, 2017, including interest that may subsequently be capitalized. The interest rates used in this calculation in regards to the unsecured revolving credit facility and term loan not subject to interest rate swap agreements consist of LIBOR plus a credit spread based on the Company’s leverage ratio as of December 31, 2017, with the rate in effect at December 31, 2017 being assumed to remain in effect until their maturities. The interest rates used in this calculation in regards to the unsecured term loans subject to interest rate swap agreements consists of LIBOR plus a credit spread based on the Company’s leverage ratio as of December 31, 2017, for which the Company has converted the LIBOR rates to fixed rates.

In addition, the Company has outstanding construction commitments totaling approximately $3.7 million at December 31, 2017.

Off-Balance Sheet Arrangements

Other than the items disclosed in the Contractual Obligations and Commercial Commitments section above, the Company had no off-balance sheet arrangements as of December 31, 2017 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Net Cash Flows

	Years ended December 31,
	2017	2016	2015
Cash flows provided by (used in):
Operating activities	$57,526,000	$57,525,000	$59,136,000
Investing activities	$(46,437,000)	$51,064,000	$(47,876,000)
Financing activities	$(10,269,000)	$(107,790,000)	$(12,676,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $65.6 million, $59.0 million, and $62.6 million for 2017, 2016 and 2015, respectively.  The approximately $6.7 million increase between 2017 and 2016 was primarily attributable to the decrease in acquisition pursuit costs, interest expense and management transition charges.  The approximately $3.7 million decrease between 2016 and 2015 was primarily attributable to the increase in acquisition pursuit costs and general and administrative costs, partially offset by a reduction in interest expense.

Investing Activities

Net cash flows (used in) / provided by investing activities were primarily the result of the Company’s property disposition activities, property acquisitions and expenditures for property improvements. During 2017, the Company acquired shopping centers for $32.4 million, incurred expenditures of $25.6 million for property improvements, and had an increase of $0.9 million in construction escrows and other, which was offset by $12.5 million in proceeds from the sale of an outparcel building. During 2016, the Company received $96.2 million in proceeds from the sale of a two shopping centers, and had a decrease of $2.3 million in construction escrows and other, which was offset by the acquisition of two shopping centers, which were partially paid in cash for $31.9 million, and incurred expenditures of $15.5 million for property improvements. During 2015, the Company acquired shopping centers for $43.0 million, and incurred expenditures of $12.7 million for property improvements, offset by $5.9 million in proceeds from the sales of shopping centers, and had a decrease of $1.9 million in construction escrows and other.

Financing Activities

During 2017, the Company paid $112.5 million to partially redeem shares of its Series B Preferred Stock, had $31.3 million of preferred and common stock distributions, net repayments of $17.0 million under the revolving credit facility, $10.4 million of repayments of mortgage obligations, and $2.5 million of payments for debt financing costs, which was offset by net proceeds of $120.4 million from the sale of shares of its Series C Preferred Stock, and net proceeds of $43.2 million from the sale of its common stock, During 2016, the Company made $218.8 million of repayments of mortgage obligations, $31.5 million of preferred and common stock distributions, net repayments of $6.0 million under the revolving credit facility, and $1.4 million of payments for debt financing costs, which was offset by $100.0 million borrowing under a new term loan, and a mortgage borrowing of $50.0 million. During 2015, the Company made $114.8 million of repayments of mortgage obligations, $31.4 million of preferred and common stock distributions, $11.2 million for the purchase of a joint venture minority interests share, and $2.9 million of payments for debt financing costs, which was offset by borrowings of $100.0 million under new term loans, proceeds, net of issuance expenses, of $41.7 million in sales of its common stock, and $6.0 million of net borrowings under the revolving credit facility.

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

A reconciliation of net (loss) income attributable to common shareholders to FFO and Operating FFO for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Years ended December 31,
	2017	2016	2015
Net (loss) income attributable to common shareholders	$(2,399,000)	$(5,465,000)	$7,738,000
Real estate depreciation and amortization	39,922,000	40,616,000	38,354,000
Limited partners' interest	(13,000)	(17,000)	28,000
Gain on sales	(7,099,000)	(59,000)	—
Impairment charges / (reversals)	9,538,000	6,347,000	(365,000)
Consolidated minority interests:
Share of income / (loss)	523,000	(162,000)	(393,000)
Share of FFO	(440,000)	(193,000)	(258,000)
FFO applicable to diluted common shares	40,032,000	41,067,000	45,104,000
Acquisition pursuit costs (a)	156,000	3,426,000	1,238,000
Financing costs (b)	210,000	2,623,000	105,000
Redevelopment costs (c)	37,000	698,000	—
Management transition costs (d)	—	1,427,000	—
Preferred stock redemption costs	7,890,000	—	—
Operating FFO applicable to diluted common shares	$48,325,000	$49,241,000	$46,447,000

FFO per diluted common share	$0.45	$0.48	$0.53
Operating FFO per diluted common share	$0.55	$0.57	$0.54
Weighted average number of diluted common shares (e):
Common shares	87,948,000	85,303,000	84,850,000
OP Units	350,000	352,000	378,000
	88,298,000	85,655,000	85,228,000

(a)	Represents costs directly associated with acquiring properties that are expensed pursuant to GAAP such as transfer taxes, brokerage fees and legal expenses.
(b)	Represents extinguishment of debt costs.
(c)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
(d)	Costs associated with hiring a new Chief Operating Officer and estimated expenses related to termination of prior Chief Operating Officer.
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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At December 31, 2017, the Company had $6.4 million included in deferred charges and other assets, net, in addition to $0.5 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At December 31, 2017, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $478.0 million of fixed-rate debt outstanding was 3.5%, with maturities at various dates through 2026. The average interest rate on the $105.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 2.9%. With respect to the $105.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.1 million per annum.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1984.

New York, New York
February 12, 2018

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Real estate:
Land	$304,237,000	$301,299,000
Buildings and improvements	1,230,362,000	1,195,130,000
	1,534,599,000	1,496,429,000
Less accumulated depreciation	(341,943,000)	(313,070,000)
Real estate, net	1,192,656,000	1,183,359,000

Cash and cash equivalents	3,702,000	2,882,000
Restricted cash	3,517,000	2,880,000
Receivables	17,193,000	14,894,000
Other assets and deferred charges, net	35,350,000	29,506,000
TOTAL ASSETS	$1,252,418,000	$1,233,521,000

LIABILITIES AND EQUITY
Mortgage loans payable	$127,969,000	$138,243,000
Unsecured revolving credit facility	55,000,000	72,000,000
Unsecured term loans	397,156,000	397,502,000
Accounts payable and accrued liabilities	24,519,000	23,463,000
Unamortized intangible lease liabilities	17,663,000	20,316,000
Total liabilities	622,307,000	651,524,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	207,508,000	190,661,000
Common stock ($.06 par value, 150,000,000 shares authorized, 91,317,000 and 85,316,000 shares, issued and outstanding, respectively)	5,479,000	5,119,000
Treasury stock (3,359,000 and 3,264,000 shares, respectively, at cost)	(18,463,000)	(18,129,000)
Additional paid-in capital	875,062,000	829,526,000
Cumulative distributions in excess of net income	(446,944,000)	(426,864,000)
Accumulated other comprehensive income	5,694,000	427,000
Total Cedar Realty Trust, Inc. shareholders' equity	628,336,000	580,740,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	(609,000)	(1,132,000)
Limited partners' OP Units	2,384,000	2,389,000
Total noncontrolling interests	1,775,000	1,257,000
Total equity	630,111,000	581,997,000
TOTAL LIABILITIES AND EQUITY	$1,252,418,000	$1,233,521,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2017	2016	2015
REVENUES
Rents	$113,276,000	$118,098,000	$116,739,000
Expense recoveries	31,220,000	32,036,000	31,834,000
Other	1,512,000	952,000	634,000
Total revenues	146,008,000	151,086,000	149,207,000
EXPENSES
Operating, maintenance and management	24,752,000	24,898,000	25,401,000
Real estate and other property-related taxes	19,577,000	19,617,000	19,189,000
General and administrative	16,907,000	18,154,000	15,004,000
Acquisition pursuit costs	156,000	3,426,000	1,238,000
Depreciation and amortization	40,115,000	40,787,000	38,594,000
Total expenses	101,507,000	106,882,000	99,426,000

OTHER
Gain on sale	7,099,000	59,000	—
Impairment charges	(9,538,000)	(6,347,000)	212,000
Total other	(2,439,000)	(6,288,000)	212,000

OPERATING INCOME	42,062,000	37,916,000	49,993,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(22,199,000)	(26,529,000)	(28,272,000)
Early extinguishment of debt costs	(210,000)	(2,623,000)	(105,000)
Total non-operating income and expenses	(22,409,000)	(29,152,000)	(28,377,000)

INCOME FROM CONTINUING OPERATIONS	19,653,000	8,764,000	21,616,000

DISCONTINUTED OPERATIONS
Income from operations	—	—	12,000
Impairment reversals	—	—	153,000
	—	—	165,000

NET INCOME	19,653,000	8,764,000	21,781,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(523,000)	162,000	393,000
Limited partners' interest in Operating Partnership	13,000	17,000	(28,000)
Total net (income) loss attributable to noncontrolling interests	(510,000)	179,000	365,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	19,143,000	8,943,000	22,146,000

Preferred stock dividends	(13,652,000)	(14,408,000)	(14,408,000)
Preferred stock redemption costs	(7,890,000)	—	—

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,399,000)	$(5,465,000)	$7,738,000

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)
Continuing operations	$(0.04)	$(0.08)	$0.09
Discontinued operations	$0.00	$0.00	$0.00
	$(0.04)	$(0.08)	$0.09

Weighted average number of common shares - basic and diluted	84,168,000	81,672,000	81,356,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2017	2016	2015

Net income	$19,653,000	$8,764,000	$21,781,000

Other comprehensive income - unrealized gain (loss) on change in fair value of cash flow hedges	5,287,000	4,901,000	(918,000)

Comprehensive income	24,940,000	13,665,000	20,863,000

Comprehensive (income) loss attributable to noncontrolling interests	(530,000)	155,000	370,000

Comprehensive income attributable to Cedar Realty Trust, Inc.	$24,410,000	$13,820,000	$21,233,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2017, 2016 and 2015

	Cedar Realty Trust, Inc. Shareholders

							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income (loss)	Total
BALANCE, DECEMBER 31, 2014	7,950,000	$190,661,000	79,213,000	$4,753,000	$(18,803,000)	$791,174,000	$(395,087,000)	$(3,146,000)	$569,552,000
Net income (loss)	—	—	—	—	—	—	22,146,000	—	22,146,000
Unrealized loss on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(913,000)	(913,000)
Share-based compensation, net	—	—	44,000	3,000	1,519,000	877,000	—	—	2,399,000
Common stock sales and issuance expenses, net	—	—	5,752,000	345,000	—	41,396,000	—	—	41,741,000
Preferred stock dividends	—	—	—	—	—	—	(14,408,000)	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(17,001,000)	—	(17,001,000)
Conversions / Redemption of OP Units	—	—	40,000	2,000	—	280,000	—	—	282,000
Reclassification of mezzanine OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners interest	—	—	—	—	—	19,000	—	—	19,000
Acquisition of noncontrolling interest	—	—	—	—	—	(7,767,000)	—	—	(7,767,000)
BALANCE, DECEMBER 31, 2015	7,950,000	190,661,000	85,049,000	5,103,000	(17,284,000)	825,979,000	(404,350,000)	(4,059,000)	596,050,000
Net income (loss)	—	—	—	—	—	—	8,943,000	—	8,943,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—		—	4,877,000	4,877,000
Share-based compensation, net	—	—	261,000	16,000	(845,000)	3,297,000	—	—	2,468,000
Common stock sales, net of issuance expenses	—	—	6,000	—	—	(142,000)	—	—	(142,000)
Preferred stock dividends	—	—	—	—	—	—	(14,408,000)	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(17,049,000)	—	(17,049,000)
Redemptions of OP Units	—	—	—	—	—	—	—	—	-
Reallocation adjustment of limited partners' interest	—	—	—	—	—	392,000	—	(391,000)	1,000
BALANCE, DECEMBER 31, 2016	7,950,000	190,661,000	85,316,000	5,119,000	(18,129,000)	829,526,000	(426,864,000)	427,000	580,740,000
Net income	—	—	—	—	—	—	19,143,000	—	19,143,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	5,267,000	5,267,000
Share-based compensation, net	—	—	249,000	15,000	(334,000)	3,832,000	—	—	3,513,000
Net proceeds from sales of Series C Shares	5,000,000	124,774,000	—	—	—	(4,342,000)	—	—	120,432,000
Redemptions of Series B Shares	(4,500,000)	(107,927,000)	—	—	—	3,307,000	(7,890,000)	—	(112,510,000)
Common stock sales, net of issuance expenses	—	—	5,752,000	345,000	—	42,821,000	—	—	43,166,000
Preferred stock dividends	—	—	—	—	—	—	(13,652,000)	—	(13,652,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(17,681,000)	—	(17,681,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	-
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(82,000)	—	—	(82,000)
BALANCE, DECEMBER 31, 2017	8,450,000	$207,508,000	91,317,000	$5,479,000	$(18,463,000)	$875,062,000	$(446,944,000)	$5,694,000	$628,336,000

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2017, 2016 and 2015

Continued

	Noncontrolling Interests
	Minority
	interests in	Limited
	consolidated	partners'		Total
	joint ventures	OP Units	Total	equity
BALANCE, DECEMBER 31, 2014	$2,872,000	$2,431,000	$5,303,000	$574,855,000
Net income (loss)	(393,000)	28,000	(365,000)	21,781,000
Unrealized loss on change in fair value of cash flow hedges	—	(5,000)	(5,000)	(918,000)
Share-based compensation, net	—	—	—	2,399,000
Common stock sales and issuance expenses, net	—	—	—	41,741,000
Preferred stock dividends	—	—	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	(76,000)	(76,000)	(17,077,000)
Conversions / Redemption of OP Units	—	(289,000)	(289,000)	(7,000)
Reclassification of mezzanine OP Units	—	385,000	385,000	385,000
Reallocation adjustment of limited partners interest	—	(12,000)	(12,000)	7,000
Acquisition of noncontrolling interest	(3,449,000)	—	(3,449,000)	(11,216,000)
BALANCE, DECEMBER 31, 2015	(970,000)	2,462,000	1,492,000	597,542,000
Net income (loss)	(162,000)	(17,000)	(179,000)	8,764,000
Unrealized gain on change in fair value of cash flow hedges	—	24,000	24,000	4,901,000
Share-based compensation, net	—	—	—	2,468,000
Common stock sales, net of issuance expenses	—	—	—	(142,000)
Preferred stock dividends	—	—	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	(71,000)	(71,000)	(17,120,000)
Redemptions of OP Units	—	(8,000)	(8,000)	(8,000)
Reallocation adjustment of limited partners' interest	—	(1,000)	(1,000)	—
BALANCE, DECEMBER 31, 2016	(1,132,000)	2,389,000	1,257,000	581,997,000
Net income	523,000	(13,000)	510,000	19,653,000
Unrealized gain on change in fair value of cash flow hedges	—	20,000	20,000	5,287,000
Share-based compensation, net	—	—	—	3,513,000
Net proceeds from sales of Series C Shares	—	—	—	120,432,000
Redemptions of Series B Shares	—	—	—	(112,510,000)
Common stock sales, net of issuance expenses	—	—	—	43,166,000
Preferred stock dividends	—	—	—	(13,652,000)
Distributions to common shareholders/noncontrolling interests	—	(70,000)	(70,000)	(17,751,000)
Redemption of OP Units	—	(24,000)	(24,000)	(24,000)
Reallocation adjustment of limited partners' interest	—	82,000	82,000	—
BALANCE, DECEMBER 31, 2017	$(609,000)	$2,384,000	$1,775,000	$630,111,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$19,653,000	$8,764,000	$21,781,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales	(7,099,000)	(59,000)	—
Impairment charges	9,538,000	6,347,000	(365,000)
Straight-line rents	(864,000)	(38,000)	(506,000)
Provision for doubtful accounts	1,715,000	1,198,000	1,463,000
Depreciation and amortization	40,115,000	40,787,000	38,594,000
Amortization of intangible lease liabilities, net	(2,518,000)	(2,751,000)	(3,125,000)
Expense relating to share-based compensation, net	3,552,000	2,930,000	3,168,000
Amortization (including accelerated write-off) of deferred financing costs	1,535,000	1,778,000	1,611,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(3,467,000)	(942,000)	(1,346,000)
Prepaid expenses and other	(4,297,000)	(1,418,000)	(1,929,000)
Accounts payable and accrued liabilities	(337,000)	929,000	(210,000)
Net cash provided by operating activities	57,526,000	57,525,000	59,136,000

INVESTING ACTIVITIES
Acquisitions of real estate	(32,442,000)	(31,923,000)	(42,991,000)
Expenditures for real estate improvements	(25,561,000)	(15,484,000)	(12,698,000)
Net proceeds from sales of real estate	12,506,000	96,170,000	5,891,000
Construction escrows and other	(940,000)	2,301,000	1,922,000
Net cash (used in) / provided by investing activities	(46,437,000)	51,064,000	(47,876,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(185,500,000)	(197,000,000)	(186,400,000)
Advances under revolving credit facility	168,500,000	191,000,000	192,400,000
Advances under term loans	—	100,000,000	100,000,000
Mortgage borrowing	—	50,000,000	—
Mortgage repayments	(10,424,000)	(218,757,000)	(114,828,000)
Payments of debt financing costs	(2,502,000)	(1,355,000)	(2,879,000)
Noncontrolling interests:
Purchase of joint venture minority interest share	—	—	(11,216,000)
Distributions to limited partners	(70,000)	(71,000)	(78,000)
Redemptions of OP Units	(24,000)	(8,000)	(7,000)
Net proceeds from sale of preferred stock	120,432,000	—	—
Redemptions of preferred stock	(112,510,000)	—	—
Common stock sales less issuance expenses, net	43,166,000	(142,000)	41,741,000
Preferred stock dividends	(13,656,000)	(14,408,000)	(14,408,000)
Distributions to common shareholders	(17,681,000)	(17,049,000)	(17,001,000)
Net cash (used in) financing activities	(10,269,000)	(107,790,000)	(12,676,000)

Net increase (decrease) in cash and cash equivalents	820,000	799,000	(1,416,000)
Cash and cash equivalents at beginning of year	2,882,000	2,083,000	3,499,000
Cash and cash equivalents at end of year	$3,702,000	$2,882,000	$2,083,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the "Company") is a real estate investment trust ("REIT") that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At December 31, 2017, the Company owned and managed a portfolio of 61 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2017, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at December 31, 2017) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 347,000 OP Units outstanding at December 31, 2017 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the consolidation requirements, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under the analysis, limited partnerships and other similar entities will be considered variable interest entities unless the limited partners hold substantive kick-out rights or participating rights. The guidance was adopted on January 1, 2016. The Company evaluated its existing joint venture property at San Souci Plaza based on the new guidance, determined the entity to be a variable interest entity, and continued to consolidate the entity. At December 31, 2017, this VIE owned real estate with a carrying value of $27.7 million and no mortgage loan payable.

The Company has a 60%-owned joint venture originally formed to develop the project known as Crossroads II. This joint venture is consolidated as it is deemed to be a VIE and the Company is the primary beneficiary. The Company (1) guaranteed all related debt, (2) does not require its partners to fund additional capital requirements, (3) has an economic interest greater than its voting proportion and (4) directs the management activities that significantly impact the performance of the joint venture. At December 31, 2017, this VIE owned real estate with a carrying value of $38.7 million and no mortgage loan payable.

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

December 31, 2017

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

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years, with buildings being depreciated at the upper end of the range. Depreciation expense amounted to $36.5 million, $37.1 million and $35.0 million for 2017, 2016 and 2015, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Sales of real estate are recognized only when sufficient down payments have been obtained, possession and other attributes of ownership have been transferred to the buyer and the Company has no significant continuing involvement. The Company believes these criteria were met for all real estate sold during 2017, 2016 and 2015.

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

Cash and Cash Equivalents / Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days, and include cash at consolidated joint ventures of $0.3 million and $0.5 million at December 31, 2017 and 2016, respectively.

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

December 31, 2017

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $4.7 million and $4.7 million at December 31, 2017 and 2016, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $1.7 million, $1.2 million and $1.4 million in 2017, 2016 and 2015, respectively.

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

Income Taxes

The Company, organized in 1984, has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of December 31, 2017, the Company was in compliance with all REIT requirements.

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

December 31, 2017

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

Share-Based Compensation

During 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 Plan”), which replaces the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). As of the effective date of the 2017 Plan, the Company may not grant any further awards under the 2012 Plan. The 2017 Plan establishes the procedures for the granting of, among other things, restricted stock awards. The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2017 Plan is 4.0 million (see Note 14 – “Share-Based Compensation”), and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 500,000. All grants issued pursuant to the 2017 Plan generally vest (1) at the end of designated time periods for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of all grants are being expensed on a straight-line basis over their respective vesting periods (irrespective of achievement of the performance-based grants) adjusted, as applicable, for forfeitures. For restricted share grants subject to graded vesting, the amounts expensed are at least equal to the measured expense of each vested tranche.  Based on the terms of the 2017 Plan, those grants of restricted shares that are contributed to the Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet.

Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2017	2016	2015
Supplemental disclosure of cash activities:
Cash paid for interest	$21,359,000	$26,296,000	$27,521,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	684,000	743,000	409,000
Conversion of OP Units into common stock	—	—	282,000
Mortgage loan payable assumed upon acquisition	—	(8,501,000)	(20,462,000)

Recently-Issued Accounting Pronouncements

In May 2014, the FASB issued guidance which amends the accounting for revenue recognition. Under the amended guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled to and receive in exchange for those goods or services. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification; however, this update may have implications with respect to certain variable payment terms included in lease agreements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption not permitted. The Company has evaluated the guidance and has identified non-lease components in its lease agreements. However, these non-lease components are not in the scope of the revenue standard until the lease accounting standard is adopted, and their materiality is currently in the process of being evaluated. Upon the adoption of the revenue standard, the Company does not believe there will be a material effect on its consolidated financial statements.

In August 2014, the FASB issued guidance which requires management to evaluate whether there are conditions and events that raise substantial doubt about an entity’s ability to continue as a going concern, and to provide disclosures when it is probable that the

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

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

December 31, 2017

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

In May 2017, the FASB issued guidance which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, an entity will not apply modification accounting if the awards' fair value, vesting conditions, and the classification of the award as equity or a liability are the same immediately before and after the change. The guidance is effective for interim and annual reporting periods beginning after December 15, 2017, and should be applied prospectively to awards granted or modified after the adoption date. The Company has evaluated the guidance and does not believe it will have a material impact on the Company’s consolidated financial statements.

Note 3. Real Estate

Real estate activity for 2017 and 2016 is composed of the following:

	Years ended December 31,
	2017	2016
Cost
Balance, beginning of year	$1,496,429,000	$1,550,027,000
Properties transferred to held for sale	(15,971,000)	(96,596,000)
Property acquisitions	30,997,000	39,456,000
Property dispositions	(4,332,000)	—
Write-off fully-depreciated assets	(2,276,000)	(12,130,000)
Improvements and betterments	29,752,000	15,672,000
Balance, end of the year	$1,534,599,000	$1,496,429,000

Accumulated depreciation
Balance, beginning of the year	$313,070,000	$300,832,000
Properties transferred held for sale	(4,131,000)	(11,280,000)
Property dispositions	(1,048,000)	—
Write-off fully-depreciated assets	(2,276,000)	(12,130,000)
Depreciation expense	36,328,000	35,648,000
Balance, end of the year	$341,943,000	$313,070,000

Net book value	$1,192,656,000	$1,183,359,000

At December 31, 2017, certain of the Company’s shopping center properties were pledged as collateral for mortgage loans payable. See Note 8 - “Mortgage Loans Payable and Credit Facilities”.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Acquisitions

The purchase prices for all acquisitions in 2017 and 2016 have been allocated to real estate assets and liabilities. The following table details all acquisitions for 2017 and 2016:

		Date	Purchase	Debt
Property	Location	Acquired	Price	Assumed
2017
Christina Crossing	Wilmington, DE	2/22/2017	$27,902,000	$-
Parcel adjacent to South Philadelphia Shopping Center	Philadelphia, PA	7/6/2017	3,000,000	-
			$30,902,000	$-

2016
Shoppes at Arts District	Hyattsville, MA	2/25/2016	$20,500,000	$8,501,000	(a)
The Shops at Bloomfield Station	Bloomfield, NJ	5/4/2016	19,526,000	-
			$40,026,000	$8,501,000
(a)	The mortgage loan payable bears interest at the rate of 5.2% per annum and matures in April 2022.

Dispositions

During 2017, 2016 and 2015 the Company sold the properties listed below which did not meet the criteria set forth in the guidance for reporting discontinued operations:

		Date	Sales	Gain on
Property	Location	Sold	Price	Sale
2017
Outparcel Building adjacent to Camp Hill	Camp Hill, PA	2/1/2017	$10,650,000	$7,099,000
Fredericksburg Way	Fredericksburg, VA	12/29/2017	2,200,000	-
			$12,850,000	$7,099,000
2016
Liberty Marketplace	Dubois, PA	2/11/2016	$15,000,000	$-
Upland Square	Pottstown, PA	11/2/2016	83,250,000	-
			$98,250,000	$-
2015
Kenley Village	Hagerstown, MD	5/28/2015	$2,275,000	$-
Circle Plaza	Shamokin Dam, PA	7/22/2015	1,800,000	-
			$4,075,000	$-

The Company recorded impairment charges of $9.5 million during 2017 relating to Fredericksburg Way, and $6.3 million during 2016 relating to Upland Square, and recorded an impairment reversal of $0.2 million in 2015, which are included in continuing operations in the accompanying consolidated statements of operations.

Discontinued Operations

On February 2, 2015, the Company sold Huntingdon Plaza, located in Huntingdon, Pennsylvania, for $2.2 million, resulting in an impairment reversal of $153,000. Prior to the sale of the property, revenues and expenses totaled $39,000 and $27,000, respectively, resulting in income of $12,000, which has been recorded in discontinued operations for 2015.

Note 4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable and accrued liabilities, and variable-rate debt approximate their fair value due to their terms and/or short-term nature. The fair

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

value of the Company’s investments and liabilities related to share-based compensation were determined to be Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions.

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities.  As of December 31, 2017 and December 31, 2016, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were $127.7 million and $143.2 million, respectively; the carrying values of such loans were $128.0 million and $138.2 million, respectively. As of December 31, 2017 and December 31, 2016, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values.

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2017, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, respectively:

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$552,000	$—	$—	$552,000
Deferred compensation liabilities (b)	$544,000	$—	$—	$544,000
Interest rate swaps asset (a)	$—	$6,394,000	$—	$6,394,000
Interest rate swaps liability (b)	$—	$511,000	$—	$511,000

	December 31, 2016
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$447,000	$—	$—	$447,000
Deferred compensation liabilities (b)	$435,000	$—	$—	$435,000
Interest rate swaps asset (a)	$—	$3,074,000	$—	$3,074,000
Interest rate swaps liability (b)	$—	$2,321,000	$—	$2,321,000

(a) Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

There were no assets measured at fair value on a non-recurring basis as of December 31, 2017 and December 31, 2016.

Note 5. Concentration of Credit Risk

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

Excluding properties held for sale, Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, accounted for an aggregate of approximately 12%, 12% and 12% of the Company’s total revenues during 2017, 2016 and 2015, respectively.

The Company’s properties are located largely in the region straddling the Washington, D.C. to Boston corridor, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 26 of the Company’s properties are located in Pennsylvania).

Note 6. Receivables

Receivables at December 31, 2017 and 2016 are composed of the following:

	December 31,
	2017	2016
Rents and other receivables, net	$3,118,000	$1,710,000
Straight-line rents, net	14,075,000	13,184,000
	$17,193,000	$14,894,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Note 7. Other Assets and Deferred Charges, Net

Other assets and deferred charges, net at December 31, 2017 and 2016 are composed of the following:

	December 31,
	2017	2016
Lease origination costs (a)	$19,343,000	$17,717,000
Unsecured revolving credit facility financing costs	2,207,000	1,554,000
Prepaid expenses	5,377,000	4,872,000
Leasehold improvements, furniture and fixtures	393,000	431,000
Investments related to share-based compensation	552,000	447,000
Interest rate swaps	6,394,000	3,074,000
Other	1,084,000	1,411,000
Total other assets and deferred charges, net	$35,350,000	$29,506,000

(a)

Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $8.3 million (cost of $20.5 million and accumulated amortization of $12.2 million) and $8.4 million (cost of $20.0 million and accumulated amortization of $11.7 million) as of December 31, 2017 and 2016, respectively.

Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $5.1 million, $5.4 million and $5.2 million for 2017, 2016 and 2015, respectively. The unamortized balances of deferred lease origination costs and deferred financing costs relating to the unsecured revolving credit facility are net of accumulated amortization of $27.3 million and $0.2 million, respectively, and will be charged to future operations as follows:

	Lease	Unsecured revolving
	origination	credit facility
	costs	financing costs
2018	$3,022,000	$602,000
2019	2,555,000	602,000
2020	2,069,000	602,000
2021	1,683,000	401,000
2022	1,359,000	—
Thereafter	8,655,000	—
	$19,343,000	$2,207,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Note 8. Mortgage Loans Payable and Unsecured Credit Facilities

Debt is composed of the following at December 31, 2017 and 2016:

			December 31, 2017			December 31, 2016
				Contractual			Contractual
	Maturity		Balance	interest rates	Maturity	Balance	interest rates
Description	dates		outstanding	weighted-average	dates	outstanding	weighted-average
Fixed-rate mortgages	2021-2026		$127,994,000	4.4%	2021-2029	$138,288,000	4.6%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	Sep 2021	(a)	55,000,000	2.8%	Sep 2021	72,000,000	2.1%
Term loan	Sep 2022		50,000,000	2.9%	Sep 2022	50,000,000	2.1%
Fixed-rate (b):
Term loan	Feb 2021		75,000,000	3.6%	Feb 2021	75,000,000	4.0%
Term loan	Feb 2022		50,000,000	3.0%	Feb 2022	50,000,000	3.3%
Term loan	Sep 2022	(c)	50,000,000	2.8%	Feb 2020	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%	Apr 2023	100,000,000	3.2%
Term loan	Sep 2024	(d)	75,000,000	3.3%	Feb 2019	75,000,000	2.9%
			582,994,000	3.4%		610,288,000	3.3%
Unamortized premium			536,000			667,000
Unamortized debt issuance costs			(3,405,000)			(3,210,000)
			$580,125,000			$607,745,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.
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

Mortgage Loans Payable

During 2017 and 2016, the Company repaid the following mortgage loans payable:

		Principal payoff
Property	Repayment date	amount
Metro Square	November 3, 2017	$7,102,000

		Principal payoff
Property	Repayment date	amount
Gold Star Plaza	March 10, 2016	$953,000
West Bridgewater	June 6, 2016	$10,037,000
Hamburg Square	July 1, 2016	$4,569,000
Meadows Marketplace	August 1, 2016	$9,089,000
Carman's Plaza	August 1, 2016	$33,500,000
San Souci Plaza	September 1, 2016	$27,200,000
Camp Hill	September 30, 2016	$60,742,000
Swede Square	December 29, 2016	$9,652,000
Golden Triangle	December 30, 2016	$18,496,000

During 2017 and 2016, in connection with these repayments, the Company incurred charges relating to early extinguishment of mortgage loans payable (prepayment penalties and accelerated amortization of deferred financing costs) of $0.1 million and $2.6 million, respectively, included in continuing operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

On May 3, 2016, the Company refinanced its existing $40.3 million mortgage loan payable secured by Franklin Village Plaza with a new $50.0 million mortgage loan payable, bearing interest at the rate of 3.9% per annum and maturing in June 2026.

Unsecured Revolving Credit Facility and Term Loans

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022.  The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 basis points (“bps”) to 195 bps (135 bps at December 31, 2017) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at December 31, 2017), each based on the Company’s leverage ratio. As of December 31, 2017, the Company had $177.2 million available for additional borrowings under the revolving credit facility.

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

On April 26, 2016, the Company closed a new $100 million unsecured term loan maturing on April 26, 2023 (all of which was borrowed on September 30, 2016). Interest on borrowings under the term loan can range from LIBOR plus 165 to 225 bps (165 bps on December 31, 2017), based on the Company’s leverage ratio. Additionally, the Company entered into a forward interest rate swap agreement which converts the LIBOR rate to a fixed rate for the term loan beginning November 1, 2016 through its maturity.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt. As of December 31, 2017 the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and terms loans are based on the Company’s leverage ratio.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Scheduled Principal Payments

Scheduled principal payments on mortgage loans payable, unsecured term loans, and the unsecured credit facility at December 31, 2017, due on various dates from 2018 to 2026, are as follows:

	Secured Debt		Unsecured Debt					Unamortized
	Scheduled	Balloon	Revolving		Term		Unamortized	Debt
Year	Amortization	Payments	Credit Facility		Loans	Total	Premium	Issuance Costs	Total
2018	$3,017,000	$-	$-		$-	$3,017,000	$126,000	$(700,000)	$2,443,000
2019	3,154,000	-	-		-	3,154,000	126,000	(700,000)	2,580,000
2020	3,289,000	-	-			3,289,000	126,000	(700,000)	2,715,000
2021	2,802,000	22,367,000	55,000,000	(a)	75,000,000	155,169,000	126,000	(561,000)	154,734,000
2022	2,313,000	47,597,000			150,000,000	199,910,000	32,000	(409,000)	199,533,000
Thereafter	4,264,000	39,191,000	-		175,000,000	218,455,000	-	(335,000)	218,120,000
	$18,839,000	$109,155,000	$55,000,000		$400,000,000	$582,994,000	$536,000	$(3,405,000)	$580,125,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.

Derivative Financial Instruments

At December 31, 2017, the Company had $6.4 million included in other assets and deferred charges, net, in addition to $0.5 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $0.1 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at December 31, 2017 and December 31, 2016:

December 31, 2017
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	6	$6,394,000	2019-2024	Other assets and deferred charges, net
Qualifying	Interest rate swaps	1	$511,000	2021	Accounts payable and accrued liabilities

December 31, 2016
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	3	$3,074,000	2020 - 2023	Other assets and deferred charges, net
Qualifying	Interest rate swaps	2	$2,321,000	2019 - 2021	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at December 31, 2017 and December 30, 2016 were $350.0 million and $350.0 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity 2017, 2016 and 2015, respectively:

		Gain (loss) recognized in other
		comprehensive income
		(effective portion)
Designation/		Years ended December 31,
Cash flow	Derivative	2017	2016	2015
Qualifying	Interest rate swaps	$2,942,000	$1,162,000	$(4,539,000)

		(Loss) recognized in other
		comprehensive income
		reclassified into earnings (effective portion)
		Years ended December 31,
	Classification	2017	2016	2015
	Continuing Operations	$(2,345,000)	$(3,739,000)	$(3,621,000)

As of December 31, 2017, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Note 9. Intangible Lease Asset/Liability

Unamortized intangible lease liabilities that relate to below-market leases amounted to $17.7 million and $20.3 million at December 31, 2017 and December 31, 2016, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.6 million and $0.5 million at December 31, 2017 and December 31, 2016, respectively.

The unamortized balance of intangible lease liabilities at December 31, 2017 is net of accumulated amortization of $41.7 million, and will be credited to future operations as follows:

2018	$2,442,000
2019	2,081,000
2020	1,644,000
2021	1,337,000
2022	1,272,000
Thereafter	8,887,000
$17,663,000

Note 10. Commitments and Contingencies

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

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York. The terms of the lease, which will expire in February 2020, provide for future minimum rents as follows:  2018 - $503,000, 2019 - $517,000 and 2020 - $86,000. In addition, several of the Company’s properties and portions of several others are owned subject to operating leases which

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

provide for annual payments subject, in certain cases, to cost-of-living adjustments, as follows: 2018 - $0.4 million, 2019 - $0.4 million, 2020 - $0.4 million, 2021 - $0.4 million, 2022 - $0.4 million, and thereafter - $13.3 million.

Rent expense was $1.1 million, $1.5 million and $1.5 million for 2017, 2016 and 2015, respectively.

Note 11. Shareholders’ Equity

Preferred Stock

The Company’s 7.25% Series B Cumulative Redeemable Preferred Stock “Series B Preferred Stock” has no stated maturity, is not convertible into any other security of the Company, and became redeemable, in whole or in part, at the Company’s option beginning May 22, 2017 at a price of $25.00 per share plus accrued and unpaid distributions.

The Company’s 6.50% Series C Cumulative Redeemable Preferred Stock “Series C Preferred Stock” has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option beginning August 24, 2022 at a price of $25.00 per share plus accrued and unpaid distributions.

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	December 31, 2017		December 31, 2016
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	3,450,000	6,450,000	10,000,000	-
Shares issued and outstanding	3,450,000	5,000,000	7,950,000	-
Balance	$82,734,000	$124,774,000	$190,661,000	-

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

On December 15 2017, the Company concluded a public offering of 2,000,000 shares of Series C Preferred Stock at $25.00 per share, and realized net proceeds, after offering expenses, of approximately $48.1 million. On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

Common Stock

On August 1, 2016, the Company entered into a forward sales agreement to issue 5,750,000 common shares, which the Company settled on August 1, 2017, for net proceeds of $43.2 million.

    The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) which offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock. Such purchases are at 100% of market value. There were no significant transactions under the DRIP during 2017 and 2016. At December 31, 2017, there remained 2,838,000 shares authorized under the DRIP.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

 Dividends

The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2017	2016	2015
Common stock	$0.200	$0.200	$0.200
7.25% Series B Preferred Stock	$1.812	$1.812	$1.812
6.50% Series C Preferred Stock	$0.388	$-	$-

At December 31, 2017 and 2016, there were $1.6 million and $1.6 million, respectively, of accrued preferred stock dividends.

On January 18, 2018, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125  and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on February 20, 2018 to shareholders of record on February 12, 2018.

Note 12. Revenues

Rents for 2017, 2016 and 2015, respectively, are comprised of the following:

	Years ended December 31,
	2017	2016	2015
Base rents	$108,998,000	$114,655,000	$112,319,000
Percentage rent	896,000	654,000	789,000
Straight-line rents	864,000	38,000	506,000
Amortization of intangible lease liabilities, net	2,518,000	2,751,000	3,125,000
Total rents	$113,276,000	$118,098,000	$116,739,000

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2017 are approximately as follows (excluding those base rents applicable to properties classified as real estate held for sale):

2018	$105,135,000
2019	93,240,000
2020	77,461,000
2021	63,264,000
2022	50,849,000
Thereafter	214,165,000
$604,114,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such additional revenue amounts aggregated approximately $32.1 million, $32.7 million and $32.6 million for 2017, 2016 and 2015, respectively. Such amounts do not include amortization of intangible lease liabilities.

Note 13. 401(k) Retirement Plan

The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $330,000, $293,000, and $265,000 for 2017, 2016, and 2015, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Note 14. Share-Based Compensation

The following tables set forth certain share-based compensation information for 2017, 2016, and 2015, respectively:

	Years ended December 31,
	2017	2016		2015
Expense relating to share grants	$3,820,000	$3,141,000	(a)	$3,261,000
Amounts capitalized	(268,000)	(211,000)		(93,000)
Total charged to operations	$3,552,000	$2,930,000		$3,168,000

		Weighted average
	Shares	grant date value
Unvested shares, December 31, 2016	3,638,000	$5.24
Restricted share grants	305,000	$6.20
Vested during period	(145,000)	$6.31
Forfeitures/cancellations	(7,000)	$6.75
Unvested shares, December 31, 2017	3,791,000	$5.27

(a)	Net of an expense reduction of $267,000 relating to a forfeiture of restricted shares in connection with an employment termination.

At December 31, 2017, approximately 4.0 million shares remained available for grants pursuant to the 2017 Plan and, at that date, there remained an aggregate of $4.1 million applicable to all grants and awards to be expensed over a weighted average period of 2.1 years.

During 2017, there were 305,000 time-based restricted shares granted with a weighted average grant date fair value of $6.20 per share. During 2016, there were 491,000 time-based restricted shares issued, with a weighted average grant date fair value of $6.87 per share. During 2015, there were 180,000 time-based restricted shares granted, with a weighted average grant date fair value of $7.43 per share.

The total fair values of shares vested during 2017, 2016, and 2015 were $890,000, $811,000, and $2,869,000, respectively.

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

Note 15. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2017, 2016 and 2015, the Company had 3.8  million, 3.6 million and 3.5 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the 2017, 2016 and 2015, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

	Years ended December 31,
	2017	2016	2015
Numerator
Income from continuing operations	$19,653,000	$8,764,000	$21,616,000
Preferred stock dividends	(13,652,000)	(14,408,000)	(14,408,000)
Preferred stock redemptions costs	(7,890,000)	-	-
Net (income) loss attributable to noncontrolling interests	(510,000)	179,000	366,000
Net earnings allocated to unvested shares	(754,000)	(715,000)	(701,000)
(Loss) income from continuing operations attributable to vested common shares	$(3,153,000)	$(6,180,000)	$6,873,000
Income from discontinued operations, net of noncontrolling interests, attributable to vested common shares	-	-	164,000
Net (loss) income attributable to vested common shares outstanding	$(3,153,000)	$(6,180,000)	$7,037,000
Denominator
Weighted average number of vested common shares outstanding	84,168,000	81,672,000	81,356,000

Earnings per vested common share, basic and diluted
Continuing operations	$(0.04)	$(0.08)	$0.09
Discontinued operations	$0.00	$0.00	$0.00
	$(0.04)	$(0.08)	$0.09

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. The 5,750,000 common shares subject to the forward sale agreements (see Note 10 - “Shareholders’ Equity”) have been excluded from the denominator prior to their issuance on August 1, 2017, as they were anti-dilutive using the treasury stock method. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 350,000, 352,000 and 378,000 for 2017, 2016 and 2015, respectively.

Note 16. Selected Quarterly Financial Data (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2017
Revenues	$36,774,000	$35,699,000	$36,398,000	$37,137,000
Net income (loss)	$11,945,000	$(4,389,000)	$6,417,000	$5,680,000
Net income (loss) attributable to common shareholders	$8,174,000	$(8,076,000)	$(5,125,000)	$2,628,000
Per common share (basic and diluted) (a)	$0.10	$(0.10)	$(0.06)	$0.03

2016
Revenues	$38,251,000	$37,872,000	$37,793,000	$37,170,000
Net income (loss)	$1,576,000	$4,795,000	$(761,000)	$3,154,000
Net (loss) income attributable to common shareholders	$(1,939,000)	$1,286,000	$(4,289,000)	$(523,000)
Per common share (basic and diluted) (a)	$(0.03)	$0.01	$(0.05)	$(0.01)

(a) Differences between the sum of the four quarterly per share amounts and the annual per share amounts are attributable to the effect of the weighted average outstanding share calculations for the respective periods.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2017

Note 17. Subsequent Events

In determining subsequent events, management reviewed all activity from January 1, 2018 through the date of filing this Annual Report on Form 10-K.

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Academy Plaza	PA	2001	100%	1965/2013	137,415	$2,406,000	$9,623,000
Big Y Shopping Center	CT	2013	100%	2007	101,105	11,272,000	23,395,000
Camp Hill	PA	2002	100%	1958/2005	423,671	4,460,000	17,857,000
Carll's Corner	NJ	2007	100%	1960's-1999	129,582	3,034,000	15,293,000
Carmans Plaza	NY	2007	100%	1954/2007	193,736	8,539,000	35,804,000
Christina Crossing	DE	2017	100%	2008	119,353	4,341,000	23,227,000
Coliseum Marketplace	VA	2005	100%	1987/2012	106,648	2,924,000	14,416,000
Colonial Commons	PA	2011	100%	2011/2013	408,642	9,367,000	37,496,000
Crossroads II	PA	2008	60%	2009	133,717	15,383,000	-
East River Park	DC	2015	100%	1946-1996	150,038	9,143,000	30,893,000
Elmhurst Square	VA	2006	100%	1961-1983	66,254	1,371,000	5,994,000
Fairview Commons	PA	2007	100%	1976/2003	52,964	858,000	3,568,000
Fieldstone Marketplace	MA	2005/2012	100%	1988/2003	117,873	5,229,000	21,440,000
Fort Washington Center	PA	2002	100%	2003	41,000	2,462,000	-
Franklin Village Plaza	MA	2004/2012	100%	1987/2005	303,524	14,270,000	61,915,000
General Booth Plaza	VA	2005	100%	1985	71,639	1,935,000	9,493,000
Glen Allen Shopping Center	VA	2005	100%	2000	63,328	6,769,000	683,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,790	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	130,264	3,070,000	12,320,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Square	PA	2004	100%	1993/2010	99,580	1,153,000	4,678,000
Jordan Lane	CT	2005	100%	1969/1991	177,504	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985/2013	79,512	2,207,000	11,000,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Lawndale Plaza	PA	2015	100%	1998	93,040	3,635,000	21,854,000
Maxatawny Marketplace	PA	2011	100%	2014	59,939	1,612,000	-
Meadows Marketplace	PA	2004/2012	100%	2005	91,518	1,914,000	-
Mechanicsburg Giant	PA	2005	100%	2003	51,500	2,709,000	12,159,000
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000
Newport Plaza	PA	2003	100%	1996	64,489	1,721,000	7,758,000
New London Mall	CT	2009	100%	1967/1997	259,566	14,891,000	24,967,000
Northside Commons	PA	2008	100%	2009	69,136	3,332,000	-
Norwood Shopping Center	MA	2006	100%	1965/2013	97,756	1,874,000	8,453,000
Oak Ridge Shopping Center	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/2013	90,100	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960's/2004	58,224	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/2012	111,051	1,488,000	6,566,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	86,089	2,010,000	6,489,000
Port Richmond Village	PA	2001	100%	1988	126,778	2,942,000	11,769,000
Quartermaster Plaza	PA	2014	100%	2004	456,602	37,031,000	54,210,000
River View Plaza	PA	2003	100%	1991/1998	236,217	9,718,000	40,356,000
San Souci Plaza	MD	2009	40%	1985 - 1997	264,134	14,849,000	18,445,000
Shoppes at Arts District	DC	2016	100%	2011	35,676	2,247,000	18,616,000
South Philadelphia	PA	2003	100%	1950/2003	251,881	8,222,000	36,314,000
Southington Center	CT	2003	100%	1972/2000	155,842	-	11,834,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000
Swede Square	PA	2003	100%	1980/2012	100,816	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990/2012	227,598	7,632,000	29,308,000
The Commons	PA	2004	100%	2003	203,309	3,098,000	14,047,000
The Point	PA	2000	100%	1972/2012	268,037	2,700,000	10,800,000
The Shops at Bloomfield Station	NJ	2016	100%	2015	63,844	625,000	17,674,000
The Shops at Suffolk Downs	MA	2005	100%	2005/2011	121,320	7,580,000	11,089,000
Timpany Plaza	MA	2007	100%	1970's-1989	183,775	3,412,000	19,240,000
Trexler Mall	PA	2005	100%	1973/2013	337,297	6,932,000	32,815,000
Trexlertown Plaza	PA	2006	100%	1990/2011	325,750	13,349,000	23,867,000
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,394	2,061,000	7,314,000
Webster Plaza	MA	2007	100%	1960's-2004	98,984	3,551,000	18,412,000
West Bridgewater Plaza	MA	2007	100%	1970/2007	133,039	2,823,000	14,901,000
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,505,000
Land parcels	PA	n/a	100%	n/a	-	1,965,000	-
Total Portfolio					9,010,046	$307,952,000	$959,451,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2017
	cost		Building and		Accumulated	Amount of
Property	capitalized (a)	Land	improvements	Total	depreciation	Encumbrance
Academy Plaza	$4,726,000	$2,406,000	$14,349,000	$16,755,000	$5,327,000	$-
Big Y Shopping Center	337,000	10,268,000	24,736,000	35,004,000	3,410,000	-
Camp Hill	39,915,000	4,093,000	58,139,000	62,232,000	19,528,000	-
Carll's Corner	(404,000)	2,898,000	15,025,000	17,923,000	5,043,000	-
Carmans Plaza	3,969,000	8,421,000	39,891,000	48,312,000	11,131,000	-
Christina Crossing	336,000	4,341,000	23,563,000	27,904,000	808,000	-
Coliseum Marketplace	5,472,000	3,586,000	19,226,000	22,812,000	6,875,000	-
Colonial Commons	5,774,000	9,367,000	43,270,000	52,637,000	11,669,000	24,479,000
Crossroads II	29,178,000	17,671,000	26,890,000	44,561,000	5,862,000	-
East River Park	1,295,000	9,398,000	31,933,000	41,331,000	3,133,000	19,211,000
Elmhurst Square	602,000	1,371,000	6,596,000	7,967,000	1,921,000	-
Fairview Commons	376,000	858,000	3,944,000	4,802,000	1,011,000	-
Fieldstone Marketplace	2,223,000	5,167,000	23,725,000	28,892,000	8,603,000	-
Fort Washington Center	5,176,000	2,462,000	5,176,000	7,638,000	2,227,000	-
Franklin Village Plaza	3,114,000	14,681,000	64,618,000	79,299,000	12,519,000	48,224,000
General Booth Plaza	(790,000)	1,935,000	8,703,000	10,638,000	2,702,000	-
Glen Allen Shopping Center	(212,000)	5,367,000	1,873,000	7,240,000	571,000	-
Gold Star Plaza	644,000	1,644,000	7,163,000	8,807,000	2,763,000	-
Golden Triangle	9,546,000	2,320,000	19,259,000	21,579,000	8,458,000	-
Groton Shopping Center	8,416,000	3,113,000	20,693,000	23,806,000	4,415,000	-
Halifax Plaza	500,000	1,347,000	6,364,000	7,711,000	2,505,000	-
Hamburg Square	5,577,000	1,153,000	10,255,000	11,408,000	3,309,000	-
Jordan Lane	285,000	4,291,000	21,461,000	25,752,000	6,653,000	-
Kempsville Crossing	(3,184,000)	2,207,000	7,816,000	10,023,000	2,678,000	-
Kings Plaza	(497,000)	2,408,000	12,112,000	14,520,000	3,205,000	-
Lawndale Plaza	446,000	3,635,000	22,300,000	25,935,000	2,523,000	-
Maxatawny Marketplace	9,078,000	1,454,000	9,236,000	10,690,000	1,141,000	-
Meadows Marketplace	11,443,000	1,914,000	11,443,000	13,357,000	3,450,000	-
Mechanicsburg Giant	-	2,709,000	12,159,000	14,868,000	4,135,000	-
Metro Square	(235,000)	5,250,000	9,977,000	15,227,000	2,723,000	-
Newport Plaza	463,000	1,682,000	8,260,000	9,942,000	3,185,000	-
New London Mall	3,296,000	8,807,000	34,347,000	43,154,000	11,878,000	-
Northside Commons	10,010,000	3,379,000	9,963,000	13,342,000	2,088,000	-
Norwood Shopping Center	771,000	1,874,000	9,224,000	11,098,000	2,637,000	-
Oak Ridge Shopping Center	113,000	960,000	4,367,000	5,327,000	1,473,000	-
Oakland Commons	(344,000)	2,504,000	15,318,000	17,822,000	4,740,000	-
Oakland Mills	46,000	1,611,000	6,338,000	7,949,000	2,587,000	-
Palmyra Shopping Center	1,731,000	1,488,000	8,297,000	9,785,000	3,018,000	-
Pine Grove Plaza	937,000	2,010,000	7,426,000	9,436,000	2,585,000	-
Port Richmond Village	2,007,000	2,843,000	13,875,000	16,718,000	5,668,000	-
Quartermaster Plaza	1,007,000	37,031,000	55,217,000	92,248,000	6,962,000	-
River View Plaza	5,497,000	9,718,000	45,853,000	55,571,000	16,920,000	-
San Souci Plaza	4,933,000	13,406,000	24,821,000	38,227,000	10,491,000	-
Shoppes at Arts District	-	2,247,000	18,616,000	20,863,000	1,326,000	8,759,000
South Philadelphia	6,999,000	10,363,000	41,172,000	51,535,000	16,506,000	-
Southington Center	239,000	-	12,073,000	12,073,000	4,355,000	-
Suffolk Plaza	(1,301,000)	1,402,000	5,935,000	7,337,000	1,853,000	-
Swede Square	5,998,000	2,272,000	12,226,000	14,498,000	5,301,000	-
The Brickyard	4,008,000	7,648,000	33,300,000	40,948,000	10,169,000	-
The Commons	3,252,000	3,098,000	17,299,000	20,397,000	5,198,000	-
The Point	14,821,000	2,996,000	25,325,000	28,321,000	9,945,000	27,296,000
The Shops at Bloomfield Station	160,000	625,000	17,834,000	18,459,000	981,000	-
The Shops at Suffolk Downs	9,978,000	7,580,000	21,067,000	28,647,000	6,124,000	-
Timpany Plaza	1,833,000	3,368,000	21,117,000	24,485,000	5,185,000	-
Trexler Mall	7,784,000	6,932,000	40,599,000	47,531,000	13,218,000	-
Trexlertown Plaza	28,772,000	13,351,000	52,637,000	65,988,000	10,049,000	-
Valley Plaza	1,613,000	1,950,000	9,379,000	11,329,000	3,570,000	-
Washington Center Shoppes	5,014,000	2,000,000	12,389,000	14,389,000	5,169,000	-
Webster Plaza	4,739,000	4,082,000	22,620,000	26,702,000	5,322,000	-
West Bridgewater Plaza	299,000	2,596,000	15,427,000	18,023,000	4,567,000	-
Yorktowne Plaza	499,000	5,798,000	26,146,000	31,944,000	8,575,000	-
Land parcels	(1,084,000)	881,000	-	881,000	-	-
Total Portfolio	$267,196,000	$304,237,000	$1,230,362,000	$1,534,599,000	$341,943,000	$127,969,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

The changes in real estate and accumulated depreciation for the years ended December 31, 2017, 2016 and 2015, respectively, are as follows:

Cost	2017		2016	2015
Balance, beginning of the year	$1,496,429,000		$1,550,027,000	$1,476,173,000
Properties transferred to held for sale	(15,971,000)		(96,596,000)	(4,599,000)
Property acquisitions	30,997,000		39,456,000	65,313,000
Property dispositions	(4,332,000)		—	—
Improvements and betterments	29,752,000		15,672,000	13,140,000
Write-off fully-depreciated assets	(2,276,000)		(12,130,000)	—
Balance, end of the year	$1,534,599,000	(b)	$1,496,429,000	$1,550,027,000

Accumulated depreciation
Balance, beginning of the year	$313,070,000		$300,832,000	$267,211,000
Properties transferred to held for sale	(4,131,000)		(11,280,000)	(1,380,000)
Property dispositions	(1,048,000)		—	—
Depreciation expense (c)	36,328,000		35,648,000	35,001,000
Write-off fully-depreciated assets	(2,276,000)		(12,130,000)	—
Balance, end of the year	$341,943,000		$313,070,000	$300,832,000

Net book value	$1,192,656,000		$1,183,359,000	$1,249,195,000

(a)	Negative amounts represent write-offs of fully depreciated assets.
(b)	At December 31, 2017, the aggregate cost for federal income tax purposes was approximately $38.8 million greater than the Company's recorded values.
(c)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of December 31, 2017, and have concluded that such disclosure controls and procedures are effective.

During the three months ended December 31, 2017, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – 2013 Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

Cedar Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cedar Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission  (2013 framework),  (the COSO criteria). In our opinion, Cedar Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Cedar Realty Trust, Inc. as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated February 12, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures - “Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ ERNST & YOUNG LLP

New York, New York
February 12, 2018

Items 9B.	Other Information

None.

Part III.

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from the Company’s definitive proxy statement, which we expect to file in March 2018 (and in any event not later than 120 days after the close of our fiscal year), for the 2018 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 10.	Directors, Executive Officers and Corporate Governance

This item is incorporated by reference to the definitive proxy statement for the 2018 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation

This item is incorporated by reference to the definitive proxy statement for the 2018 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the definitive proxy statement for the 2018 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the definitive proxy statement for the 2018 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

This item is incorporated by reference to the definitive proxy statement for the 2018 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	1. Financial Statements

The response to this portion of Item 15 is included in Item 8 of this report.

2.	Financial Statement Schedules

The response to this portion of Item 15 is included in Item 8 of this report.

3.	Exhibits

Item	Title or Description

3.1.a	Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2013.

3.1.b	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.2 of Form 8-A filed on August 18, 2017.

3.1.c	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 22, 2017.

3.1.d	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 15, 2017.

3.2	By-laws of Cedar Realty Trust, Inc., including all amendments previously filed, incorporated by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2011.

3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11 filed on August 20, 2003, as amended.

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

3.3.f	Amendment No. 5 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 16, 2012.

3.3.g	Amendment No. 6 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 29, 2012.

3.3.h	Amendment No. 7 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 14, 2012.

3.3.i	Amendment No. 8 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on November 21, 2012.

3.3.j	Amendment No. 9 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on February 11, 2013.

3.3.k	Amendment No. 10 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on August 22, 2017.

3.3.l	Amendment No. 11 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on December 15, 2017.

Item	Title or Description
10.1.a*	Cedar Realty Trust, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit A of the Definitive Proxy Statement filed on April 25, 2012.

10.1.b*	Cedar Realty Trust, Inc. 2017 Stock Incentive Plan, incorporated by reference to Annex A of the Definitive Proxy Statement filed on March 23, 2017.

10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

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

10.4.a

Fourth Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of September 8, 2017, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2017.

10.4.b

Second Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of September 8, 2017 incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2017.

10.4.c.1

Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., Regions Bank and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of April 26, 2016 incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended March 31, 2016.

Item	Title or Description
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

CEDAR REALTY TRUST, INC.

/s/ BRUCE J. SCHANZER	/s/ PHILIP R. MAYS
Bruce J. Schanzer	Philip R. Mays
President (principal executive officer)	Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

/s/ GASPARE J. SAITTA, II
Gaspare J. Saitta, II
Vice President and Chief Accounting Officer
(principal accounting officer)

February 12, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

/s/ ABRAHAM EISENSTAT	/s/ GREGG GONSALVES
Abraham Eisenstat	Gregg Gonsalves
Director	Director

/s/ PAMELA N. HOOTKIN	/s/ PAUL G. KIRK, JR
Pamela N. Hootkin	Paul G. Kirk, Jr.
Director	Director

/s/ STEVEN G. ROGERS	/s/ BRUCE J. SCHANZER
Steven G. Rogers	Bruce J. Schanzer
Director	Director
/s/ ROGER M. WIDMANN
Roger M. Widmann
Director

February 12, 2018