Form 10-Q
period 2018-03-31
CEDAR REALTY TRUST, INC.
filed 2018-05-03
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At April 30, 2018, there were 91,701,532 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors which could cause actual results to differ materially from current expectations include, but are not limited to:  adverse general economic conditions in the United States and uncertainty in the credit and retail markets; financing risks, such as the inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability; risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, tenant bankruptcies, adverse impact of internet sales demand, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; risks endemic to real estate and the real estate industry generally; the impact of the Company’s level of indebtedness on operating performance; inability of tenants to meet their rent and other lease obligations; adverse impact of new technology and e-commerce developments on the Company’s tenants; competitive risk; risks related to the geographic concentration of the Company’s properties in the Washington, D.C. to Boston corridor; the effects of natural and other disasters; the inability of the Company to realize anticipated returns from its redevelopment activities; and the risk factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate:
Land	$298,743,000	$304,237,000
Buildings and improvements	1,208,901,000	1,230,362,000
	1,507,644,000	1,534,599,000
Less accumulated depreciation	(341,101,000)	(341,943,000)
Real estate, net	1,166,543,000	1,192,656,000

Real estate held for sale	4,120,000	—
Cash and cash equivalents	3,004,000	3,702,000
Restricted cash	3,914,000	3,517,000
Receivables	18,903,000	17,193,000
Other assets and deferred charges, net	42,028,000	35,350,000
TOTAL ASSETS	$1,238,512,000	$1,252,418,000

LIABILITIES AND EQUITY
Mortgage loans payable	$127,207,000	$127,969,000
Unsecured revolving credit facility	109,500,000	55,000,000
Unsecured term loans	397,309,000	397,156,000
Accounts payable and accrued liabilities	25,338,000	24,519,000
Unamortized intangible lease liabilities	16,952,000	17,663,000
Total liabilities	676,306,000	622,307,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	207,508,000
Common stock ($.06 par value, 150,000,000 shares authorized, 91,710,000 and 91,317,000 shares, issued and outstanding, respectively)	5,503,000	5,479,000
Treasury stock (3,370,000 and 3,359,000 shares, respectively, at cost)	(18,458,000)	(18,463,000)
Additional paid-in capital	876,927,000	875,062,000
Cumulative distributions in excess of net income	(474,513,000)	(446,944,000)
Accumulated other comprehensive income	11,562,000	5,694,000
Total Cedar Realty Trust, Inc. shareholders' equity	560,562,000	628,336,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	(474,000)	(609,000)
Limited partners' OP Units	2,118,000	2,384,000
Total noncontrolling interests	1,644,000	1,775,000
Total equity	562,206,000	630,111,000
TOTAL LIABILITIES AND EQUITY	$1,238,512,000	$1,252,418,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2018	2017
REVENUES
Rents	$28,161,000	$28,223,000
Expense recoveries	9,286,000	8,348,000
Other	121,000	203,000
Total revenues	37,568,000	36,774,000
EXPENSES
Operating, maintenance and management	7,794,000	7,044,000
Real estate and other property-related taxes	5,079,000	4,745,000
General and administrative	4,494,000	4,136,000
Acquisition pursuit costs	-	156,000
Depreciation and amortization	10,054,000	10,418,000
Total expenses	27,421,000	26,499,000

OTHER
Gain on sale	-	7,099,000
Impairment charges	(21,396,000)	-
Total other	(21,396,000)	7,099,000

OPERATING (LOSS) INCOME	(11,249,000)	17,374,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(5,371,000)	(5,429,000)
Total non-operating income and expenses	(5,371,000)	(5,429,000)

NET (LOSS) INCOME	(16,620,000)	11,945,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(135,000)	(137,000)
Limited partners' interest in Operating Partnership	87,000	(32,000)
Total net (income) loss attributable to noncontrolling interests	(48,000)	(169,000)

NET (LOSS) INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	(16,668,000)	11,776,000

Preferred stock dividends	(2,799,000)	(3,602,000)
Preferred stock redemption costs	(3,507,000)	-

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(22,974,000)	$8,174,000

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)	$(0.26)	$0.10

Weighted average number of common shares - basic and diluted	87,623,000	81,734,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended March 31,
	2018	2017

Net (loss) income	$(16,620,000)	$11,945,000

Other comprehensive income - unrealized gain on change in fair value of cash flow hedges	5,890,000	1,340,000

Comprehensive (loss) income	(10,730,000)	13,285,000

Comprehensive (income) attributable to noncontrolling interests	(70,000)	(174,000)

Comprehensive (loss) income attributable to Cedar Realty Trust, Inc.	$(10,800,000)	$13,111,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Three months ended March 31, 2018

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2017	8,450,000	$207,508,000	91,317,000	$5,479,000	$(18,463,000)	$875,062,000	$(446,944,000)	$5,694,000	$628,336,000
Net (loss) income	—	—	—	—	—	—	(16,668,000)	—	(16,668,000)
Unrealized gain on change in fair value of flow hedges	—	—	—	—	—	—	—	5,868,000	5,868,000
Share-based compensation, net	—	—	393,000	24,000	5,000	222,000	—	—	251,000
Redemptions of Series B Shares	(2,000,000)	(47,967,000)	—	—	—	1,458,000	(3,507,000)	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,799,000)	—	(2,799,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,595,000)	—	(4,595,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	184,000	—	—	184,000
Balance, March 31, 2018	6,450,000	$159,541,000	91,710,000	$5,503,000	$(18,458,000)	$876,927,000	$(474,513,000)	$11,562,000	$560,562,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2017	$(609,000)	$2,384,000	$1,775,000	$630,111,000
Net (loss) income	135,000	(87,000)	48,000	(16,620,000)
Unrealized gain on change in fair value of flow hedges	—	22,000	22,000	5,890,000
Share-based compensation, net	—	—	—	251,000
Redemptions of Series B Shares	—	—	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	—	1,000
Preferred stock dividends	—	—	—	(2,799,000)
Distributions to common shareholders/noncontrolling interests	—	(17,000)	(17,000)	(4,612,000)
Reallocation adjustment of limited partners' interest	—	(184,000)	(184,000)	—
Balance, March 31, 2018	$(474,000)	$2,118,000	$1,644,000	$562,206,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net (loss) income	$(16,620,000)	$11,945,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales	—	(7,099,000)
Impairment charges	21,396,000	—
Straight-line rents	(245,000)	(241,000)
Provision for doubtful accounts	502,000	315,000
Depreciation and amortization	10,054,000	10,418,000
Amortization of intangible lease liabilities, net	(669,000)	(639,000)
Expense relating to share-based compensation, net	974,000	933,000
Amortization of deferred financing costs	292,000	359,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(2,831,000)	(3,048,000)
Prepaid expenses and other	(2,656,000)	(1,014,000)
Accounts payable and accrued liabilities	(97,000)	(1,077,000)
Net cash provided by operating activities	10,100,000	10,852,000

INVESTING ACTIVITIES
Acquisitions of real estate	—	(28,836,000)
Expenditures for real estate improvements	(6,277,000)	(3,235,000)
Net proceeds from sales of real estate	—	10,372,000
Net cash (used in) investing activities	(6,277,000)	(21,699,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(6,500,000)	(18,000,000)
Advances under revolving credit facility	61,000,000	36,000,000
Mortgage repayments	(785,000)	(834,000)
Noncontrolling interests:
Distributions to limited partners	(17,000)	(18,000)
Redemptions of preferred stock	(50,016,000)	—
Common stock sales less issuance expenses, net	1,000	3,000
Preferred stock dividends	(3,212,000)	(3,602,000)
Distributions to common shareholders	(4,595,000)	(4,271,000)
Net cash (used in) / provided by financing activities	(4,124,000)	9,278,000

Net (decrease) in cash, cash equivalents and restricted cash	(301,000)	(1,569,000)
Cash, cash equivalents and restricted cash at beginning of year	7,219,000	5,762,000
Cash, cash equivalents and restricted cash at end of period	$6,918,000	$4,193,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$3,004,000	$2,207,000
Restricted cash	3,914,000	1,986,000
Cash, cash equivalents and restricted cash	$6,918,000	$4,193,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At March 31, 2018, the Company owned and managed a portfolio of 59 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2018, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at March 31, 2018) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 347,000 OP Units outstanding at March 31, 2018 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The prior period financial statements reflect certain reclassifications, such as the reclassification of restricted cash and the related accounts on the consolidated statements of cash flows, which had no impact on previously-reported net income attributable to common shareholders or earnings per share. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The unaudited consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2018	2017
Supplemental disclosure of cash activities:
Cash paid for interest	$5,303,000	$5,121,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	358,000	175,000

Recently-Adopted Accounting Pronouncements

In May 2014, the FASB issued guidance which amends the accounting for revenue recognition. Under the amended guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled to and receive in exchange for those goods or services. Leases are specifically excluded

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

from this guidance and will be governed by the applicable lease codification. The guidance, effective January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued guidance that clarifies how an entity should classify certain cash receipts and cash payments on its statement of cash flows. The guidance established that an entity will classify cash payments for debt prepayment or extinguishment costs as financing cash flows. In addition, the guidance provides entities with an alternative to consider regarding the nature of the source of distributions that an investor receives from an equity method investment when classifying distributions received in its cash flow statement (the nature of the distribution approach). Alternatively, entities can elect to classify the distributions received from equity method investees based on the cumulative earnings approach. The guidance, effective January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

In November 2016, the FASB issued guidance that requires entities to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. The guidance, effective January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued guidance which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, an entity will not apply modification accounting if the awards' fair value, vesting conditions, and the classification of the award as equity or a liability are the same immediately before and after the change. The guidance, effective January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

Recently-Issued Accounting Pronouncements

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

Note 3. Real Estate

Real Estate Held for Sale

The Company, when applicable, conducts a continuing review of the values for all properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow or income capitalization analyses, if no contract amounts are being negotiated (see Note 4 - “Fair Value Measurements”), or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

As of March 31, 2018, Carll’s Corner, located in Bridgeton, New Jersey, and West Bridgewater Plaza, located in West Bridgewater, Massachusetts, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. The Company recorded impairment charges of $21.4 million in connection with these properties during 2018.

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

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities.  As of March 31, 2018 and December 31, 2017, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were $125.9 million and $127.7 million, respectively; the carrying values of such loans were $127.2 million and $128.0 million, respectively. As of March 31, 2018 and December 31, 2017, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values.

The valuation of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of March 31, 2018, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for sale, which, if applicable, are measured on a nonrecurring basis, and have been determined to be (1) Level 2 within the valuation hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, income capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and income capitalization analyses include all estimated cash inflows and outflows over a specific holding period and, where applicable, any estimated debt premiums. These cash flows were composed of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach is utilized for certain

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

land values and includes comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$618,000	$—	$—	$618,000
Deferred compensation liabilities (b)	$619,000	$—	$—	$619,000
Interest rate swaps asset (a)	$—	$11,742,000	$—	$11,742,000

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$552,000	$—	$—	$552,000
Deferred compensation liabilities (b)	$544,000	$—	$—	$544,000
Interest rate swaps asset (a)	$—	$6,394,000	$—	$6,394,000
Interest rate swaps liability (b)	$—	$511,000	$—	$511,000

(a) Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The following table shows the hierarchy for the asset measured at fair value on a non-recurring basis as of March 31, 2018:

	March 31, 2018
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$—	$4,120,000	$4,120,000

There were no assets measured at fair value on a non-recurring basis as of December 31, 2017. As of March 31, 2018,  two retail properties, totaling $4.1 million, were determined to be Level 3 assets under the hierarchy, and were measured at fair value on a non-recurring basis using an income capitalization approach, consisting of capitalization rates ranging between 8.5% to 9.5%.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

Note 5. Mortgage Loans Payable and Credit Facility

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from the London Interbank Offered Rate (“LIBOR”) plus 135 basis points (“bps”) to 195 bps (135 bps at March 31, 2018) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at March 31, 2018), each based on the Company’s leverage ratio. As of March 31, 2018, the Company had $98.7 million available for additional borrowings under the revolving credit facility.

Debt is composed of the following at March 31, 2018:

			March 31, 2018
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgages	2021-2026		$127,242,000	4.4%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	Sep 2021	(a)	109,500,000	3.1%
Term loan	Sep 2022		50,000,000	3.1%
Fixed-rate (b):
Term loan	Feb 2021		75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%
Term loan	Sep 2022	(c)	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%
Term loan	Sep 2024	(d)	75,000,000	3.3%
			636,742,000	3.4%
Unamortized premium			504,000
Unamortized debt issuance costs			(3,230,000)
			$634,016,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.
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

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of March 31, 2018, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

Derivative Financial Instruments

At March 31, 2018, the Company had $11.7 million included in other assets and deferred charges, net on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $1.1 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at March 31, 2018 and December 31, 2017:

March 31, 2018
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$11,742,000	2019-2024	Other assets and deferred charges, net

December 31, 2017
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	6	$6,394,000	2019-2024	Other assets and deferred charges, net
Qualifying	Interest rate swaps	1	$511,000	2021	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at March 31, 2018 and December 30, 2017 were $350.0 million and $350.0 million, respectively.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2018 and 2017, respectively:

		Gain recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Three months ended March 31,
Cash flow	Derivative	2018	2017
Qualifying	Interest rate swaps	$5,752,000	$474,000

		(Loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Three months ended March 31,
	Classification	2018	2017
	Continuing Operations	$(138,000)	$(866,000)

As of March 31, 2018 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	March 31, 2018		December 31, 2017
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	3,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	3,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$82,734,000	124,774,000

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2018	2017
Common stock	$0.050	$0.050
7.25% Series B Preferred Stock	$0.453	$0.453
6.50% Series C Preferred Stock	$0.406	$-

On April 11, 2018, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on May 21, 2018 to shareholders of record on May 11, 2018.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

Note 8. Revenues

Rental revenues for the three months ended March 31, 2018 and 2017, respectively, comprise the following:

	Three months ended March 31,
	2018	2017
Base rents	$27,159,000	$27,140,000
Percentage rent	88,000	203,000
Straight-line rents	245,000	241,000
Amortization of intangible lease liabilities, net	669,000	639,000
Total rents	$28,161,000	$28,223,000

In April 2018, the Company accepted a payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration, which will be reflected in the quarter ended June 30, 2018. This anchor tenant was located at a property held for sale, and while paying its contractual rent prior to lease termination, it had closed and ceased retail operations at the property.  The Company recognizes lease termination income when the following conditions are met: (1) the lease termination agreement has been executed, (2) the lease termination fee is determinable, (3) all the Company’s landlord services pursuant to the terminated lease have been rendered, and (4) collectability of the lease termination fee is assured.

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three months ended March 31, 2018 and 2017, respectively:

	Three months ended March 31,
	2018	2017
Expense relating to share grants	$1,081,000	$979,000
Amounts capitalized	(107,000)	(46,000)
Total charged to operations	$974,000	$933,000

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. During the three months ended March 31, 2018, there were 596,000 restricted shares issued, with a weighted average grant date fair value of $4.94 per share. At March 31, 2018, 3.4 million shares remained available for grants pursuant to the 2017 Plan.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares issued pursuant to the Company’s share-based compensation program are considered participating securities, as such shares have non-forfeitable rights to receive dividends). Unvested restricted shares are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended March 31, 2018 and 2017, the Company had 4.0 million and 3.7 million, respectively, of weighted average unvested restricted shares outstanding.   The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2018 and 2017:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2018

(unaudited)

	Three months ended March 31,
	2018	2017
Numerator
(Loss) income from continuing operations	$(16,620,000)	$11,945,000
Preferred stock dividends	(2,799,000)	(3,602,000)
Preferred stock redemptions costs	(3,507,000)	-
Net (income) attributable to noncontrolling interests	(48,000)	(169,000)
Net earnings allocated to unvested shares	(217,000)	(356,000)
Net (loss) income attributable to vested common shares	$(23,191,000)	$7,818,000
Denominator
Weighted average number of vested common shares outstanding	87,623,000	81,734,000

Net (loss) income per common share attributable to common shareholders, basic and diluted	$(0.26)	$0.10

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For 2017, the 5,750,000 common shares that were subject to a forward sale agreements have been excluded from the denominator prior to their issuance on August 1, 2017, as they were anti-dilutive using the treasury stock method. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding were 347,000 and 351,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from April 1, 2018 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At March 31, 2018, the Company owned and managed a portfolio of 59 operating properties (excluding properties “held for sale”) totaling 8.7 million square feet of gross leasable area (“GLA”). The portfolio was 92.6% leased and 91.6% occupied at March 31, 2018.

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

Significant Transactions

Real Estate Held for Sale

As of March 31, 2018, Carll’s Corner, located in Bridgeton, New Jersey, and West Bridgewater Plaza, located in West Bridgewater, Massachusetts, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. The Company recorded impairment charges of $21.4 million in connection with these properties during 2018.

Equity

Series B Preferred Stock

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

Revenues

In April 2018, the Company accepted a payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration, which will be reflected in the quarter ended June 30, 2018. This anchor tenant was located at a property held for sale, and while paying its contractual rent prior to lease termination, it had closed and ceased retail operations at the property.

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

The Company believes there have been no material changes to the items disclosed as its critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of three months ended March 31, 2018 to 2017

			Change
	2018	2017	Dollars	Percent
Revenues	$37,568,000	$36,774,000	$794,000	2.2%
Property operating expenses	(12,873,000)	(11,789,000)	(1,084,000)	9.2%
Property operating income	24,695,000	24,985,000	(290,000)
General and administrative	(4,494,000)	(4,136,000)	(358,000)	8.7%
Acquisition pursuit costs	—	(156,000)	156,000	n/a
Depreciation and amortization	(10,054,000)	(10,418,000)	364,000	-3.5%
Gain on sale	—	7,099,000	(7,099,000)	n/a
Impairment charges	(21,396,000)	—	(21,396,000)	n/a
Interest expense	(5,371,000)	(5,429,000)	58,000	-1.1%
Net (loss) income	(16,620,000)	11,945,000	(28,565,000)
Net (income) loss attributable to noncontrolling interests	(48,000)	(169,000)	121,000
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(16,668,000)	$11,776,000	$(28,444,000)

Revenues were higher primarily as a result of (1) an increase of $0.5 million in rental revenues and expense recoveries attributable to the Company’s redevelopment properties, (2) an increase of $0.5 million in rental revenues and expense recoveries attributable to properties acquired in 2017, and (3) an increase of $0.3 million in rental revenues and expense recoveries attributable to the Company’s same-center properties, partially offset by a decrease of $0.5 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2018 and 2017.

Property operating expenses were higher primarily as a result of (1) an increase of $0.4 million in property operating expenses attributable to same-center properties, (2) an increase of $0.3 million in property operating expenses attributable to the Company’s redevelopment properties, and (3) an increase of $0.3 million in property operating expenses attributable to properties acquired in 2017.

General and administrative costs were higher primarily as a result of an increase in legal and professional fees.

Acquisition pursuit costs in 2017 relate to acquisitions the Company chose not to continue to pursue.

Depreciation and amortization expenses were lower primarily as a result of a decrease of $0.5 million attributable to redevelopment properties, partially offset by an increase of $0.2 million attributable to properties acquired in 2017.

Gain on sale in 2017 relates to the sale of an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania on February 1, 2017.

Impairment charges in 2018 relate to certain properties that were classified as “real estate held for sale” in 2018.

Interest expense remained relatively consistent and included (1) a decrease in interest expense of $0.2 million as a result of an increase in capitalized interest, and (2) a decrease in interest expense of $0.1 million as a result of a decrease in the overall weighted average outstanding principal balance of debt, offset by an increase in interest expense of $0.3 million as a result of an increase in the overall weighted average interest rate.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Three months ended March 31,
	2018	2017
Consolidated operating (loss) income	$(11,249,000)	$17,374,000
Add (deduct):
General and administrative	4,494,000	4,136,000
Acquisition pursuit costs	—	156,000
Gain on sales	—	(7,099,000)
Impairment charges	21,396,000	—
Depreciation and amortization	10,054,000	10,418,000
Straight-line rents	(245,000)	(241,000)
Amortization of intangible lease liabilities	(669,000)	(639,000)
Other adjustments	(23,000)	(101,000)
NOI related to properties not defined as same-property	(3,946,000)	(4,196,000)
Same-property NOI	$19,812,000	$19,808,000

Number of same properties	51	51
Same-property occupancy, end of period	92.9%	91.5%
Same-property leased, end of period	93.7%	93.2%
Same-property average base rent, end of period	$13.10	$13.03

Same-property NOI for the comparative three month periods remained flat as the results are driven primarily by (1) an increase in average base rents of $0.07 per square foot, and (2) an increase in occupancy of 140 basis points, offset by an increase in bad debt expense, which was primarily driven by the expected vacancy of an anchor tenant.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the three months ended March 31, 2018:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($) (a)
Renewals	38	531,800	12.91	14.02	-7.9%	3.15
New Leases - Comparable	10	46,900	14.73	14.79	-0.5%	16.34
New Leases - Non-Comparable (b)	0	0	n/a	n/a	n/a	n/a
Total (c)	48	578,700	13.06	$14.08	-7.2%	4.22

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $1.62 per square foot.

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

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of March 31, 2018, the Company had $98.7 million available for additional borrowings under the revolving credit facility.

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of March 31, 2018, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Debt is composed of the following at March 31, 2018:

			March 31, 2018
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgages	2021-2026		$127,242,000	4.4%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	Sep 2021	(a)	109,500,000	3.1%
Term loan	Sep 2022		50,000,000	3.1%
Fixed-rate (b):
Term loan	Feb 2021		75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%
Term loan	Sep 2022	(c)	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%
Term loan	Sep 2024	(d)	75,000,000	3.3%
			636,742,000	3.4%
Unamortized premium			504,000
Unamortized debt issuance costs			(3,230,000)
			$634,016,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

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

The following table details the Company’s debt maturities at March 31, 2018:

	Secured Debt		Unsecured Debt
	Scheduled	Balloon	Revolving		Term
Year	Amortization	Payments	Credit Facility		Loans	Total
2018	$2,265,000	$-	$-		$-	$2,265,000
2019	3,154,000	-	-		-	3,154,000
2020	3,289,000	-	-		-	3,289,000
2021	2,802,000	22,367,000	109,500,000	(a)	75,000,000	209,669,000
2022	2,313,000	47,597,000	-		150,000,000	199,910,000
Thereafter	4,264,000	39,191,000	-		175,000,000	218,455,000
	$18,087,000	$109,155,000	$109,500,000		$400,000,000	$636,742,000
(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

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

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2017, and has continued to declare and pay common and preferred stock dividends during 2018. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant.

Net Cash Flows

	Three months ended March 31,
	2018	2017
Cash flows provided by (used in):
Operating activities	$10,100,000	$10,852,000
Investing activities	$(6,277,000)	$(21,699,000)
Financing activities	$(4,124,000)	$9,278,000

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $15.7 million for the three months ended March 31, 2018 and $16.0 million for the three months ended March 31, 2017. The decrease was primarily attributable to a slight increase in cash paid for interest.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the three months ended March 31, 2018 the Company incurred expenditures of $6.3 million for property improvements. During the three months ended March 31, 2017, the Company acquired a shopping center for $28.8 million, and incurred expenditures of $3.2 million for property improvements, which was partially offset by $10.4 million in proceeds from the sale of an outparcel building.

Financing Activities

During the three months ended March 31, 2018, the Company paid $50.0 million to partially redeem shares of its Series B Preferred Stock, had $7.8 million of preferred and common stock distributions, and $0.8 million of repayments of mortgage obligations, which was partially offset by net borrowings of $54.5 million under the revolving credit facility. During the three months ended March 31, 2017, the Company had net borrowings of $18.0 million under the revolving credit facility, which was partially offset by $7.9 million of preferred and common stock distributions and $0.8 million of repayments of mortgage obligations.

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

A reconciliation of net (loss) income attributable to common shareholders to FFO and Operating FFO for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended March 31,
	2018	2017
Net (loss) income attributable to common shareholders	$(22,974,000)	$8,174,000
Real estate depreciation and amortization	10,004,000	10,375,000
Limited partners' interest	(87,000)	32,000
Gain on sales	—	(7,099,000)
Impairment charges	21,396,000	—
Consolidated minority interests:
Share of income	135,000	137,000
Share of FFO	(124,000)	(105,000)
FFO applicable to diluted common shares	8,350,000	11,514,000
Preferred stock redemption costs	3,507,000	—
Acquisition pursuit costs	—	156,000
Operating FFO applicable to diluted common shares	$11,857,000	$11,670,000

FFO per diluted common share	$0.09	$0.13
Operating FFO per diluted common share	$0.13	$0.14
Weighted average number of diluted common shares (a):
Common shares	91,647,000	85,472,000
OP Units	347,000	351,000
	91,994,000	85,823,000

(a)

The weighted average number of diluted common shares used to compute FFO and Operating FFO applicable to diluted common shares includes OP Units and unvested restricted shares that are excluded from the computation of diluted EPS.

Inflation

Inflation has been relatively low in recent years and has not had a significant detrimental impact on the Company’s results of operations. There have been indications of inflation in the U.S. economy and elsewhere and some market forecasts indicate an expectation of increased inflation in the near to intermediate term. If inflation rates increase, substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes and many of the operating expenses it incurs. Significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business.

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At March 31, 2018, the Company had $11.7 million included in deferred charges and other assets, net,  relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At March 31, 2018, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $477.2 million of fixed-rate debt outstanding was 3.5%, with maturities at various dates through 2026. The average interest rate on the $159.5 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 3.1%. With respect to the $159.5 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.6 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of March 31, 2018, and have concluded that such disclosure controls and procedures are effective.

During the three months ended March 31, 2018, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

May 3, 2018