Form 10-Q
period 2018-06-30
CEDAR REALTY TRUST, INC.
filed 2018-08-02
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At July 31, 2018, there were 91,211,315 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Real estate:
Land	$297,289,000	$304,237,000
Buildings and improvements	1,204,707,000	1,230,362,000
	1,501,996,000	1,534,599,000
Less accumulated depreciation	(348,587,000)	(341,943,000)
Real estate, net	1,153,409,000	1,192,656,000

Real estate held for sale	13,833,000	—
Cash and cash equivalents	1,625,000	3,702,000
Restricted cash	5,030,000	3,517,000
Receivables	17,503,000	17,193,000
Other assets and deferred charges, net	41,258,000	35,350,000
TOTAL ASSETS	$1,232,658,000	$1,252,418,000

LIABILITIES AND EQUITY
Mortgage loans payable	$126,453,000	$127,969,000
Unsecured revolving credit facility	104,500,000	55,000,000
Unsecured term loans	397,462,000	397,156,000
Accounts payable and accrued liabilities	21,791,000	24,519,000
Unamortized intangible lease liabilities	14,696,000	17,663,000
Total liabilities	664,902,000	622,307,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	207,508,000
Common stock ($.06 par value, 150,000,000 shares authorized, 91,215,000 and 91,317,000 shares, issued and outstanding, respectively)	5,473,000	5,479,000
Treasury stock (2,987,000 and 3,359,000 shares, respectively, at cost)	(16,729,000)	(18,463,000)
Additional paid-in capital	876,179,000	875,062,000
Cumulative distributions in excess of net income	(472,009,000)	(446,944,000)
Accumulated other comprehensive income	13,492,000	5,694,000
Total Cedar Realty Trust, Inc. shareholders' equity	565,947,000	628,336,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	(341,000)	(609,000)
Limited partners' OP Units	2,150,000	2,384,000
Total noncontrolling interests	1,809,000	1,775,000
Total equity	567,756,000	630,111,000
TOTAL LIABILITIES AND EQUITY	$1,232,658,000	$1,252,418,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
REVENUES
Rents	$29,451,000	$28,205,000	$57,612,000	$56,428,000
Expense recoveries	7,767,000	7,012,000	17,053,000	15,360,000
Other	4,132,000	482,000	4,253,000	685,000
Total revenues	41,350,000	35,699,000	78,918,000	72,473,000
EXPENSES
Operating, maintenance and management	5,994,000	5,462,000	13,788,000	12,506,000
Real estate and other property-related taxes	5,056,000	4,921,000	10,135,000	9,666,000
General and administrative	4,276,000	4,237,000	8,770,000	8,373,000
Acquisition pursuit costs	-	-	-	156,000
Depreciation and amortization	10,541,000	9,953,000	20,595,000	20,371,000
Total expenses	25,867,000	24,573,000	53,288,000	51,072,000

OTHER
Gain on sale	-	-	-	7,099,000
Impairment charges	-	(9,850,000)	(21,396,000)	(9,850,000)
Total other	-	(9,850,000)	(21,396,000)	(2,751,000)

OPERATING INCOME (LOSS)	15,483,000	1,276,000	4,234,000	18,650,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(5,546,000)	(5,665,000)	(10,917,000)	(11,094,000)
Total non-operating income and expenses	(5,546,000)	(5,665,000)	(10,917,000)	(11,094,000)

NET INCOME (LOSS)	9,937,000	(4,389,000)	(6,683,000)	7,556,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(133,000)	(118,000)	(268,000)	(255,000)
Limited partners' interest in Operating Partnership	(27,000)	33,000	60,000	1,000
Total net (income) attributable to noncontrolling interests	(160,000)	(85,000)	(208,000)	(254,000)

NET INCOME (LOSS) ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	9,777,000	(4,474,000)	(6,891,000)	7,302,000

Preferred stock dividends	(2,688,000)	(3,602,000)	(5,487,000)	(7,204,000)
Preferred stock redemption costs	-	-	(3,507,000)	-

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$7,089,000	$(8,076,000)	$(15,885,000)	$98,000

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$0.08	$(0.10)	$(0.19)	$(0.00)
Diluted	$0.08	$(0.10)	$(0.19)	$(0.00)

Weighted average number of common shares:
Basic	88,011,000	81,771,000	87,817,000	81,753,000
Diluted	88,166,000	81,771,000	87,895,000	81,753,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income (loss)	$9,937,000	$(4,389,000)	$(6,683,000)	$7,556,000

Other comprehensive income - unrealized gain (loss) on change in fair value of cash flow hedges	1,937,000	(1,028,000)	7,827,000	312,000

Comprehensive income (loss)	11,874,000	(5,417,000)	1,144,000	7,868,000

Comprehensive (income) attributable to noncontrolling interests	(167,000)	(81,000)	(237,000)	(255,000)

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$11,707,000	$(5,498,000)	$907,000	$7,613,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Six months ended June 30, 2018

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2017	8,450,000	$207,508,000	91,317,000	$5,479,000	$(18,463,000)	$875,062,000	$(446,944,000)	$5,694,000	$628,336,000
Net (loss) income	—	—	—	—	—	—	(6,891,000)	—	(6,891,000)
Unrealized gain on change in fair value of flow hedges	—	—	—	—	—	—	—	7,798,000	7,798,000
Share-based compensation, net	—	—	(103,000)	(6,000)	1,734,000	(515,000)	—	—	1,213,000
Redemptions of Series B Shares	(2,000,000)	(47,967,000)	—	—	—	1,458,000	(3,507,000)	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	1,000	—	—	5,000	—	—	5,000
Preferred stock dividends	—	—	—	—	—	—	(5,487,000)	—	(5,487,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(9,180,000)	—	(9,180,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	169,000	—	—	169,000
Balance, June 30, 2018	6,450,000	$159,541,000	91,215,000	$5,473,000	$(16,729,000)	$876,179,000	$(472,009,000)	$13,492,000	$565,947,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2017	$(609,000)	$2,384,000	$1,775,000	$630,111,000
Net (loss) income	268,000	(60,000)	208,000	(6,683,000)
Unrealized gain on change in fair value of flow hedges	—	29,000	29,000	7,827,000
Share-based compensation, net	—	—	—	1,213,000
Redemptions of Series B Shares	—	—	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	—	5,000
Preferred stock dividends	—	—	—	(5,487,000)
Distributions to common shareholders/noncontrolling interests	—	(34,000)	(34,000)	(9,214,000)
Reallocation adjustment of limited partners' interest	—	(169,000)	(169,000)	—
Balance, June 30, 2018	$(341,000)	$2,150,000	$1,809,000	$567,756,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net (loss) income	$(6,683,000)	$7,556,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales	—	(7,099,000)
Impairment charges	21,396,000	9,850,000
Straight-line rents	(492,000)	(496,000)
Provision for doubtful accounts	1,002,000	762,000
Depreciation and amortization	20,595,000	20,371,000
Amortization of intangible lease liabilities, net	(2,882,000)	(1,275,000)
Expense relating to share-based compensation, net	1,837,000	1,833,000
Amortization of deferred financing costs	596,000	715,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(1,895,000)	(1,466,000)
Prepaid expenses and other	(1,068,000)	103,000
Accounts payable and accrued liabilities	(1,767,000)	(696,000)
Net cash provided by operating activities	30,639,000	30,158,000

INVESTING ACTIVITIES
Acquisitions of real estate	—	(28,836,000)
Expenditures for real estate improvements	(14,016,000)	(9,037,000)
Net proceeds from sales of real estate	—	10,372,000
Net cash (used in) investing activities	(14,016,000)	(27,501,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(16,500,000)	(25,500,000)
Advances under revolving credit facility	66,000,000	40,000,000
Mortgage repayments	(1,562,000)	(1,663,000)
Noncontrolling interests:
Distributions to limited partners	(34,000)	(36,000)
Redemptions of preferred stock	(50,016,000)	—
Common stock sales less issuance expenses, net	5,000	7,000
Preferred stock dividends	(5,900,000)	(7,204,000)
Distributions to common shareholders	(9,180,000)	(8,550,000)
Net cash (used in) financing activities	(17,187,000)	(2,946,000)

Net (decrease) in cash, cash equivalents and restricted cash	(564,000)	(289,000)
Cash, cash equivalents and restricted cash at beginning of year	7,219,000	5,762,000
Cash, cash equivalents and restricted cash at end of period	$6,655,000	$5,473,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$1,625,000	$2,937,000
Restricted cash	5,030,000	2,536,000
Cash, cash equivalents and restricted cash	$6,655,000	$5,473,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At June 30, 2018, the Company owned and managed a portfolio of 58 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2018, the Company owned a 99.6% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.4% at June 30, 2018) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 347,000 OP Units outstanding at June 30, 2018 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

Supplemental Consolidated Statements of Cash Flows Information

	Six months ended June 30,
	2018	2017
Supplemental disclosure of cash activities:
Cash paid for interest	$10,933,000	$10,543,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	727,000	285,000

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

June 30, 2018

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

In May 2017, the FASB issued guidance which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as a modification. Under the new guidance, an entity will not apply modification accounting if the award’s fair value, vesting conditions, and the classification of the award as equity or a liability are the same immediately before and after the change. The guidance, effective January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

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

June 30, 2018

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

As of June 30, 2018, Carll’s Corner, located in Bridgeton, New Jersey, Maxatawny Marketplace, located in Maxatawny, Pennsylvania, and West Bridgewater Plaza, located in West Bridgewater, Massachusetts, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. The Company recorded impairment charges of $21.4 million in connection with these properties during 2018.

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

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities.  As of June 30, 2018 and December 31, 2017, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were $124.1 million and $127.7 million, respectively; the carrying values of such loans were $126.5 million and $128.0 million, respectively. As of June 30, 2018 and December 31, 2017, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values.

The valuation of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of June 30, 2018, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$654,000	$—	$—	$654,000
Deferred compensation liabilities (b)	$647,000	$—	$—	$647,000
Interest rate swaps asset (a)	$—	$13,750,000	$—	$13,750,000
Interest rate swaps liability (b)	$—	$99,000	$—	$99,000

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$552,000	$—	$—	$552,000
Deferred compensation liabilities (b)	$544,000	$—	$—	$544,000
Interest rate swaps asset (a)	$—	$6,394,000	$—	$6,394,000
Interest rate swaps liability (b)	$—	$511,000	$—	$511,000

(a) Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The following table shows the hierarchy for the asset measured at fair value on a non-recurring basis as of June 30, 2018:

	June 30, 2018
Description	Level 1	Level 2	Level 3	Total
Real estate held for sale	$—	$—	$4,159,000	$4,159,000

There were no assets measured at fair value on a non-recurring basis as of December 31, 2017. As of June 30, 2018, two retail properties, totaling $4.2 million, were determined to be Level 3 assets under the hierarchy, and were measured at fair value less cost to sell on a non-recurring basis using an income capitalization approach, consisting of capitalization rates ranging from 8.5% to 9.5%. In addition, real estate held for sale on the consolidated balance sheet as of June 30, 2018 includes the carrying value of a property which is below its fair value.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

Note 5. Mortgage Loans Payable and Credit Facility

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from the London Interbank Offered Rate (“LIBOR”) plus 135 basis points (“bps”) to 195 bps (135 bps at June 30, 2018) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at June 30, 2018), each based on the Company’s leverage ratio. As of June 30, 2018, the Company had $109.2 million available for additional borrowings under the revolving credit facility.

On July 24, 2018, the Company closed a new $75.0 million unsecured term loan maturing on July 24, 2025 (none of which was borrowed at closing). Proceeds from the term loan can be drawn at any time from closing until October 24, 2018, and are expected to be used primarily to repay mortgages maturing through November 2022. Interest on borrowings under the term loan can range from LIBOR plus 170 to 225 bps based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which will convert the LIBOR rate to a fixed rate through its maturity. As a result, the effective interest rate once the full $75.0 million unsecured term loan is borrowed will be 4.6%, based on the Company’s current leverage ratio.

Debt is composed of the following at June 30, 2018:

			June 30, 2018
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgages	2021-2026		$126,498,000	4.4%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	Sep 2021	(a)	104,500,000	3.3%
Term loan	Sep 2022		50,000,000	3.4%
Fixed-rate (b):
Term loan	Feb 2021		75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%
Term loan	Sep 2022	(c)	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%
Term loan	Sep 2024	(d)	75,000,000	3.3%
			630,998,000	3.5%
Unamortized premium			472,000
Unamortized debt issuance costs			(3,055,000)
			$628,415,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.
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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of June 30, 2018, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Derivative Financial Instruments

At June 30, 2018, the Company had $13.8 million included in other assets and deferred charges, net, as well as $0.1 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), limited partners’ interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $1.8 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at June 30, 2018 and December 31, 2017:

June 30, 2018
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$13,750,000	2019-2024	Other assets and deferred charges, net
Qualifying	Interest rate swaps	1	$99,000	2025	Accounts payable and accrued liabilities

December 31, 2017
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	6	$6,394,000	2019-2024	Other assets and deferred charges, net
Qualifying	Interest rate swaps	1	$511,000	2021	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at June 30, 2018 and December 30, 2017 were $400.0 million and $350.0 million, respectively.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2018 and 2017, respectively:

		Gain recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Three months ended June 30,		Six months ended June 30,
Cash flow	Derivative	2018	2017	2018	2017
Qualifying	Interest rate swaps	$2,094,000	$(1,678,000)	$7,846,000	$(1,204,000)

		Gain (loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Three months ended June 30,		Six months ended June 30,
	Classification	2018	2017	2018	2017
	Continuing Operations	$157,000	$(650,000)	$19,000	$(1,516,000)

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

As of June 30, 2018 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

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

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	June 30, 2018		December 31, 2017
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	3,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	3,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$82,734,000	124,774,000

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Common stock	$0.050	$0.050	$0.100	$0.100
7.25% Series B Preferred Stock	$0.453	$0.453	$0.906	$0.906
6.50% Series C Preferred Stock	$0.406	$-	$0.813	$-

On July 18, 2018, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on August 20, 2018 to shareholders of record on August 10, 2018.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

Note 8. Revenues

Rental revenues for the three and six months ended June 30, 2018 and 2017, respectively, comprise the following:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Base rents	$26,865,000	$27,070,000	$54,022,000	$54,210,000
Percentage rent	127,000	244,000	216,000	447,000
Straight-line rents	246,000	255,000	492,000	496,000
Amortization of intangible lease liabilities, net	2,213,000	636,000	2,882,000	1,275,000
Total rents	$29,451,000	$28,205,000	$57,612,000	$56,428,000

In April 2018, the Company accepted a cash payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration. As a result of this termination, revenues for the three and six months ended June 30, 2018 includes $5.4 million, consisting of (1) $3.8 million of other income (the $4.3 million cash payment reduced by $0.5 million straight-line rent receivable) and (2) $1.5 million accelerated intangible lease amortization. The Company recognizes lease termination income when the following conditions are met: (1) the lease termination agreement has been executed, (2) the lease termination fee is determinable, (3) all the Company’s landlord services pursuant to the terminated lease have been rendered, and (4) collectability of the lease termination fee is assured.

Note 9. Share-Based Compensation

Upon employment on June 15, 2011, the Company’s President and Chief Executive Officer (“CEO”) received restricted share grants totaling 2,500,000 shares, one-half of which was time-based, vesting upon the seventh anniversary of the date of grant (June 15, 2018), and the other half market performance-based, to be earned if the total annual return on an investment in the Company’s common stock (“TSR”) was at least an average of 6.5% per year for the seven years ended June 15, 2018. On June 15, 2018, the 1,250,000 time-based shares vested and the 1,250,000 market performance-based shares were forfeited as the market performance criteria was not achieved.

On June 15, 2018, in connection with a new amended and restated employment agreement, the Company’s President and CEO received a 1.0 million time-based restricted share grant at a market price of $4.38. However, as a result of an existing limitation within the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), only 750,000 shares were granted on June 15, 2018, with the remaining 250,000 shares to be granted on January 1, 2019. All 1.0 million time-based restricted shares will vest upon the fifth anniversary of the effective date of the employment agreement (June 15, 2023), subject to Company’s President and CEO continuous employment with the Company through such date, subject to certain exceptions. Consistent with such time-based restricted grant awards to other participants, dividends will be paid on these shares.

In addition, on June 15, 2018, the Company’s President and CEO was also granted a market performance-based equity award of 1,500,000 restricted stock units (“RSUs”) and 1,500,000 dividend equivalent rights of the Company. Each RSU represents a contingent right to receive one common share if certain market performance criteria are achieved. During the three years ending June 15, 2021 (the “Interim Performance Period”), a maximum of 750,000 shares can be earned. Any portion of the market performance-based equity award that is not earned as of the end of the Interim Performance Period will be carried forward for calculation for the five years ending June 15, 2023 (the “Full Performance Period”). The percentage of the market performance-based equity award to be earned will be determined based on the Company’s average annual TSR over the Interim Performance Period and/or over the Full Performance Period as follows: if average annual TSR (1) is below 4%, the percentage of grant earned would be 0%, (2) equals 4%, the percentage of grant earned would be 33.3%, (3) equals 6.5%, the percentage of grant earned would be 66.7%, and (4) equals 10% or above, the percentage of grant earned would be 100%. Linear interpolation shall be applied to determine the percentage of the market performance-based equity award that is earned where the average annual TSR over the performance period falls between the percentages set forth above. An independent appraisal determined the value of the market performance-based equity award for the interim and full performance periods to be $3.30 and $2.97 per share, respectively, compared to a market price at the date of grant of $4.38 per share.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

The dividend equivalent rights will accrue and will be deemed to be reinvested into the Company’s common stock and payment with respect to the dividend equivalent rights will be deferred until the end of the Interim Performance Period, or the Full Performance Period, as the case may be, to coincide with the vesting, if any, of the market performance-based equity award.  Payment will only be made for the portion of the market performance-based equity award that is earned and vests.

The following tables set forth certain share-based compensation information for the three and six months ended June 30, 2018 and 2017, respectively:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Expense relating to share grants	$973,000	$965,000	$2,054,000	$1,944,000
Amounts capitalized	(110,000)	(65,000)	(217,000)	(111,000)
Total charged to operations	$863,000	$900,000	$1,837,000	$1,833,000

The 2017 Plan establishes the procedures for the granting of, among other things, restricted stock awards. At June 30, 2018, 0.9 million shares remained available for grants pursuant to the 2017 Plan. Excluding the grants relating to the Company’s President and CEO (see above), during the six months ended June, 2018, there were 610,000 restricted shares issued, with a weighted average grant date fair value of $4.93 per share.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended June 30, 2018 and 2017, the Company had 3.6 million and 3.8 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities.  For the six months ended June 30, 2018 and 2017, the Company had 3.8 million and 3.8 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2018 and 2017:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$9,937,000	$(4,389,000)	$(6,683,000)	$7,556,000
Preferred stock dividends	(2,688,000)	(3,602,000)	(5,487,000)	(7,204,000)
Preferred stock redemptions costs	-	-	(3,507,000)	-
Net (income) attributable to noncontrolling interests	(160,000)	(85,000)	(208,000)	(254,000)
Net earnings allocated to unvested shares	(294,000)	(190,000)	(412,000)	(375,000)
Net income (loss) attributable to vested common shares	$6,795,000	$(8,266,000)	$(16,297,000)	$(277,000)
Denominator
Weighted average number of vested common shares outstanding, basic	88,011,000	81,771,000	87,817,000	81,753,000
Assumed vesting of market performance-based restricted stock units	155,000	-	78,000	-
Weighted average number of vested common shares outstanding, diluted	88,166,000	81,771,000	87,895,000	81,753,000

Net income (loss) per common share attributable to common shareholders, basic	$0.08	$(0.10)	$(0.19)	$(0.00)

Net income (loss) per common share attributable to common shareholders, diluted	$0.08	$(0.10)	$(0.19)	$(0.00)

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2018

(unaudited)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For 2018, fully-diluted EPS reflects the restricted stock units that would have been issuable under the Company’s President and CEO market performance-based equity award (see Note 9 – “Share-Based Compensation”) had the measurement period ended on June 30, 2018. For 2017, the 5,750,000 common shares that were subject to a forward sale agreements have been excluded from the denominator prior to their issuance on August 1, 2017, as they were anti-dilutive using the treasury stock method. Net income/loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding were 347,000 and 351,000 for the three months ended June 30, 2018 and 2017, respectively, and 347,000 and 351,000 for the six months ended June 30, 2018 and 2017, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from July 1, 2018 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At June 30, 2018, the Company owned and managed a portfolio of 58 operating properties (excluding properties “held for sale”) totaling 8.7 million square feet of gross leasable area (“GLA”). The portfolio was 91.7% leased and 91.3% occupied at June 30, 2018.

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

Significant Transactions

Real Estate Held for Sale

As of June 30, 2018, Carll’s Corner, located in Bridgeton, New Jersey, Maxatawny Marketplace, located in Maxatawny, Pennsylvania and West Bridgewater Plaza, located in West Bridgewater, Massachusetts, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. The Company recorded impairment charges of $21.4 million in connection with these properties during 2018.

Debt

On July 24, 2018, the Company closed a new $75.0 million unsecured term loan maturing on July 24, 2025 (none of which was borrowed at closing). Proceeds from the term loan can be drawn at any time from closing until October 24, 2018, and are expected to be used primarily to repay mortgages maturing through November 2022. Interest on borrowings under the term loan can range from LIBOR plus 170 to 225 bps based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which will convert the LIBOR rate to a fixed rate through its maturity. As a result, the effective interest rate once the full $75.0 million unsecured term loan is borrowed will be 4.6%, based on the Company’s current leverage ratio.

Equity

Series B Preferred Stock

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

Revenues

In April 2018, the Company accepted a cash payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration. This anchor tenant was located at a property held for sale, and while paying its contractual rent prior to lease termination, it had closed and ceased retail operations at the property. As a result of this termination, revenues for the three and six months ended June 30, 2018 includes $5.4 million, consisting of (1) $3.8 million of other income (the $4.3 million cash payment reduced by $0.5 million straight-line rent receivable) and (2) $1.5 million accelerated intangible lease amortization.

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

Results of Operations

Comparison of three months ended June 30, 2018 to 2017

			Change
	2018	2017	Dollars	Percent
Revenues	$41,350,000	$35,699,000	$5,651,000	15.8%
Property operating expenses	(11,050,000)	(10,383,000)	(667,000)	6.4%
Property operating income	30,300,000	25,316,000	4,984,000
General and administrative	(4,276,000)	(4,237,000)	(39,000)	0.9%
Depreciation and amortization	(10,541,000)	(9,953,000)	(588,000)	5.9%
Impairment charges	—	(9,850,000)	9,850,000	n/a
Interest expense	(5,546,000)	(5,665,000)	119,000	-2.1%
Net income (loss)	9,937,000	(4,389,000)	14,326,000
Net (income) attributable to noncontrolling interests	(160,000)	(85,000)	(75,000)
Net income (loss) attributable to Cedar Realty Trust, Inc.	$9,777,000	$(4,474,000)	$14,251,000

Revenues were higher primarily as a result of (1) $5.4 million relating to a dark anchor tenant terminating its lease prior to the contractual expiration at a property held for sale, (2) an increase of $0.5 million in rental revenues and expense recoveries attributable to redevelopment properties, (3) an increase of $0.4 million in rental revenues and expense recoveries attributable to same-center properties, and (4) an increase of $0.1 million in rental revenues and expense recoveries attributable to a property acquired in 2017, partially offset by a decrease of $0.5 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2018 and 2017.

Property operating expenses were higher primarily as a result of (1) an increase of $0.4 million in property operating expenses attributable to same-center properties and (2) an increase of $0.3 million in property operating expenses attributable to the Company’s redevelopment properties.

General and administrative costs were higher primarily as a result of an increase in legal and professional fees.

Depreciation and amortization expenses were higher primarily as a result of (1) a $0.8 million depreciation and amortization write-off arising from a lease termination payment for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration and properties, and (2) an increase of $0.3 million attributable to same-center properties, partially offset by (1) a decrease of $0.3 million attributable to properties that were sold or held for sale in 2018 and 2017, and (2) a decrease of $0.2 million attributable to the redevelopment properties.

Impairment charges in 2017 relate to Fredericksburg Way, located in Fredericksburg, Virginia.

Interest expense was lower primarily as a result of $0.3 million of additional capitalized interest, partially offset by (1) an increase of $0.1 million as a result of an increase in the overall weighted average outstanding principal balance of debt, and (2) an increase of $0.1 million as a result of an increase in the overall weighted average interest rate.

Comparison of six months ended June 30, 2018 to 2017

			Change
	2018	2017	Dollars	Percent
Revenues	$78,918,000	$72,473,000	$6,445,000	8.9%
Property operating expenses	(23,923,000)	(22,172,000)	(1,751,000)	7.9%
Property operating income	54,995,000	50,301,000	4,694,000
General and administrative	(8,770,000)	(8,373,000)	(397,000)	4.7%
Acquisition pursuit costs	—	(156,000)	156,000	n/a
Depreciation and amortization	(20,595,000)	(20,371,000)	(224,000)	1.1%
Gain on sale	—	7,099,000	(7,099,000)	n/a
Impairment charges	(21,396,000)	(9,850,000)	(11,546,000)	n/a
Interest expense	(10,917,000)	(11,094,000)	177,000	-1.6%
Net (loss) income	(6,683,000)	7,556,000	(14,239,000)
Net (income) attributable to noncontrolling interests	(208,000)	(254,000)	46,000
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(6,891,000)	$7,302,000	$(14,193,000)

Revenues were higher primarily as a result of (1) $5.4 million relating to a dark anchor tenant terminating its lease prior to the contractual expiration at a property held for sale, (2) an increase of $1.1 million in rental revenues and expense recoveries attributable to redevelopment properties, (3) an increase of $0.7 million in rental revenues and expense recoveries attributable to same-center properties, and (4) an increase of $0.6 million in rental revenues and expense recoveries attributable to properties acquired in 2017, partially offset by (1) a decrease of $0.9 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2018 and 2017, and (2) a decrease in other income of $0.3 million.

Property operating expenses were higher primarily as a result of (1) an increase of $0.8 million in property operating expenses attributable to same-center properties, (2) an increase of $0.6 million in property operating expenses attributable to redevelopment properties, and (3) an increase of $0.3 million in property operating expenses attributable to properties acquired in 2017.

General and administrative costs were higher primarily as a result of an increase in legal and professional fees.

Acquisition pursuit costs in 2017 relate to acquisitions the Company chose not to continue to pursue.

Depreciation and amortization expenses were higher primarily as a result of (1) a $0.8 million depreciation and amortization write-off  arising from a lease termination payment for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration and properties, (2) an increase of $0.3 million attributable to same-center properties, and (3) an increase of $0.2 million attributable to properties acquired in 2017, partially offset by (1) a decrease of $0.7 million attributable to the redevelopment properties, and (2) a decrease of $0.4 million attributable to properties that were sold or held for sale in 2018 and 2017.

Gain on sale in 2017 relates to the sale of an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania.

Impairment charges in 2018 relate to certain properties that were classified as “real estate held for sale” in 2018. Impairment charges in 2017 relate to Fredericksburg Way, located in Fredericksburg, Virginia.

Interest expense was lower primarily as a result of (1) $0.4 million of additional capitalized interest, (2) $0.1 million as a result of a decrease in the overall weighted average outstanding principal balance of debt, and (3) a decrease of $0.1 million in amortization of deferred financing costs, partially offset by an increase of $0.4 million as a result of an increase in the overall weighted average interest rate.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating income	$15,483,000	$1,276,000	$4,234,000	$18,650,000
Add (deduct):
General and administrative	4,276,000	4,237,000	8,770,000	8,373,000
Acquisition pursuit costs	—	—	—	156,000
Gain on sales	—	—	—	(7,099,000)
Impairment charges	—	9,850,000	21,396,000	9,850,000
Depreciation and amortization	10,541,000	9,953,000	20,595,000	20,371,000
Straight-line rents	(246,000)	(255,000)	(492,000)	(496,000)
Amortization of intangible lease liabilities	(2,213,000)	(636,000)	(2,882,000)	(1,275,000)
Other adjustments	(100,000)	(23,000)	(123,000)	(123,000)
NOI related to properties not defined as same-property	(7,465,000)	(4,275,000)	(11,928,000)	(9,001,000)
Same-property NOI	$20,276,000	$20,127,000	$39,570,000	$39,406,000

Number of same properties	51	51	50	50
Same-property occupancy, end of period	91.8%	92.3%	91.9%	92.5%
Same-property leased, end of period	92.0%	93.6%	92.0%	93.8%
Same-property average base rent, end of period	$13.18	$13.02	$13.12	$12.96

Same-property NOI for the comparative three and six month periods increased 0.7% and 0.4%, respectively. The results are driven primarily by (1) an increase in average base rents of $0.16 per square foot for both comparative periods, offset by a decrease of 50 bps and 60 bps in occupancy for the comparative three and six months periods, respectively.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the six months ended June 30, 2018:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($) (a)
Renewals	62	728,400	13.02	13.56	-4.0%	2.30
New Leases - Comparable	17	94,300	12.16	13.70	-11.3%	22.69
New Leases - Non-Comparable (b)	4	23,200	14.88	n/a	n/a	17.11
Total (c)	83	845,900	12.98	n/a	n/a	4.98

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $2.24 per square foot.

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

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of June 30, 2018, the Company had $109.2 million available for additional borrowings under the revolving credit facility.

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

On July 24, 2018, the Company closed a new $75.0 million unsecured term loan maturing on July 24, 2025 (none of which was borrowed at closing). Proceeds from the term loan can be drawn at any time from closing until October 24, 2018, and are expected to be used primarily to repay mortgages maturing through November 2022. Interest on borrowings under the term loan can range from LIBOR plus 170 to 225 bps based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which will convert the LIBOR rate to a fixed rate through its maturity. As a result, the effective interest rate once the full $75.0 million unsecured term loan is borrowed will be 4.6%, based on the Company’s current leverage ratio.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of June 30, 2018, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Debt is composed of the following at June 30, 2018:

			June 30, 2018
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgages	2021-2026		$126,498,000	4.4%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	Sep 2021	(a)	104,500,000	3.3%
Term loan	Sep 2022		50,000,000	3.4%
Fixed-rate (b):
Term loan	Feb 2021		75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%
Term loan	Sep 2022	(c)	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%
Term loan	Sep 2024	(d)	75,000,000	3.3%
			630,998,000	3.5%
Unamortized premium			472,000
Unamortized debt issuance costs			(3,055,000)
			$628,415,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

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

The following table details the Company’s debt maturities at June 30, 2018:

	Secured Debt		Unsecured Debt
	Scheduled	Balloon	Revolving		Term
Year	Amortization	Payments	Credit Facility		Loans	Total
2018	$1,521,000	$-	$-		$-	$1,521,000
2019	3,154,000	-	-		-	3,154,000
2020	3,289,000	-	-		-	3,289,000
2021	2,802,000	22,367,000	104,500,000	(a)	75,000,000	204,669,000
2022	2,313,000	47,597,000	-		150,000,000	199,910,000
Thereafter	4,264,000	39,191,000	-		175,000,000	218,455,000
	$17,343,000	$109,155,000	$104,500,000		$400,000,000	$630,998,000
(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

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

Net Cash Flows

	Six months ended June 30,
	2018	2017
Cash flows provided by (used in):
Operating activities	$30,639,000	$30,158,000
Investing activities	$(14,016,000)	$(27,501,000)
Financing activities	$(17,187,000)	$(2,946,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $35.4 million for the six months ended June 30, 2018 and $32.2 million for the six months ended June 30, 2017. The increase was primarily attributable to the Company accepting a payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration, partially offset by an increase in cash paid for interest of $0.4 million.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the six months ended June 30, 2018 the Company incurred expenditures of $14.0 million for property improvements. During the six months ended June 30, 2017, the Company acquired a shopping center for $28.8 million, and incurred expenditures of $9.0 million for property improvements, which was partially offset by $10.4 million in proceeds from the sale of an outparcel building.

Financing Activities

During the six months ended June 30, 2018, the Company paid $50.0 million to partially redeem shares of its Series B Preferred Stock, had $15.1 million of preferred and common stock distributions, and $1.6 million of repayments of mortgage obligations, which was partially offset by net borrowings of $49.5 million under the revolving credit facility. During the six months ended June 30, 2017, the Company had $15.8 million of preferred and common stock distributions and $1.7 million of repayments of mortgage obligations, which was partially offset by net borrowings of $14.5 million under the revolving credit facility.

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

A reconciliation of net income (loss) attributable to common shareholders to FFO and Operating FFO for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss) attributable to common shareholders	$7,089,000	$(8,076,000)	$(15,885,000)	$98,000
Real estate depreciation and amortization	10,490,000	9,905,000	20,494,000	20,280,000
Limited partners' interest	27,000	(33,000)	(60,000)	(1,000)
Gain on sales	—	—	—	(7,099,000)
Impairment charges	—	9,850,000	21,396,000	9,850,000
Consolidated minority interests:
Share of income	133,000	118,000	268,000	255,000
Share of FFO	(120,000)	(92,000)	(244,000)	(197,000)
FFO applicable to diluted common shares	17,619,000	11,672,000	25,969,000	23,186,000
Preferred stock redemption costs	—	—	3,507,000	—
Acquisition pursuit costs	—	—	—	156,000
Redevelopment costs	—	37,000	—	37,000
Operating FFO applicable to diluted common shares	$17,619,000	$11,709,000	$29,476,000	$23,379,000

FFO per diluted common share	$0.19	$0.14	$0.28	$0.27
Operating FFO per diluted common share	$0.19	$0.14	$0.32	$0.27
Weighted average number of diluted common shares (a):
Common shares	91,929,000	85,568,000	91,788,000	85,520,000
OP Units	347,000	351,000	347,000	351,000
	92,276,000	85,919,000	92,135,000	85,871,000

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At June 30, 2018, the Company had $13.8 million included in deferred charges and other assets, net, as well as $0.1 million included in accounts payable and accrued liabilities relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At June 30, 2018, long-term debt consisted of fixed-rate mortgage loans payable, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $476.5 million of fixed-rate debt outstanding was 3.5%, with maturities at various dates through 2026. The average interest rate on the

$154.5 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 3.4%. With respect to the $154.5 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.5 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of June 30, 2018, and have concluded that such disclosure controls and procedures are effective.

During the three months ended June 30, 2018, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A.	Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit 3.1	Articles of Amendment to the Articles of Incorporation of the Company, incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 7, 2018.
Exhibit 3.2	Amended and Restated By-laws of the Company, incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 7, 2018.
Exhibit 10.1

Third Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of July 24, 2018.

Exhibit 10.2	First Amendment to Fourth Amended and Restated Loan Agreement, dated as of July 24, 2018.
Exhibit 10.3	Second Amendment to Loan Agreement, dated as of July 24, 2018.
Exhibit 10.4

Amended and Restated Employment Agreement between Cedar Realty Trust, Inc. and Bruce J. Schanzer, dated effective as of June 15, 2018, incorporated by reference to Exhibit 10.1 of Form 8-K filed on June 18, 2018.

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

August 2, 2018