Form 10-Q
period 2018-09-30
CEDAR REALTY TRUST, INC.
filed 2018-11-01
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At October 31, 2018, there were 91,207,909 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Real estate:
Land	$295,734,000	$304,237,000
Buildings and improvements	1,206,608,000	1,230,362,000
	1,502,342,000	1,534,599,000
Less accumulated depreciation	(353,085,000)	(341,943,000)
Real estate, net	1,149,257,000	1,192,656,000

Real estate held for sale	11,348,000	—
Cash and cash equivalents	4,398,000	3,702,000
Restricted cash	—	3,517,000
Receivables	21,905,000	17,193,000
Other assets and deferred charges, net	50,645,000	35,350,000
TOTAL ASSETS	$1,237,553,000	$1,252,418,000

LIABILITIES AND EQUITY
Mortgage loans payable	$47,545,000	$127,969,000
Capital lease obligation	5,398,000	-
Unsecured revolving credit facility	102,000,000	55,000,000
Unsecured term loans	471,954,000	397,156,000
Accounts payable and accrued liabilities	25,688,000	24,519,000
Unamortized intangible lease liabilities	14,014,000	17,663,000
Total liabilities	666,599,000	622,307,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	207,508,000
Common stock ($.06 par value, 150,000,000 shares authorized, 91,211,000 and 91,317,000 shares, issued and outstanding, respectively)	5,473,000	5,479,000
Treasury stock (2,979,000 and 3,359,000 shares, respectively, at cost)	(16,650,000)	(18,463,000)
Additional paid-in capital	876,865,000	875,062,000
Cumulative distributions in excess of net income	(473,098,000)	(446,944,000)
Accumulated other comprehensive income	15,592,000	5,694,000
Total Cedar Realty Trust, Inc. shareholders' equity	567,723,000	628,336,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	(215,000)	(609,000)
Limited partners' OP Units	3,446,000	2,384,000
Total noncontrolling interests	3,231,000	1,775,000
Total equity	570,954,000	630,111,000
TOTAL LIABILITIES AND EQUITY	$1,237,553,000	$1,252,418,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
REVENUES
Rents	$28,120,000	$28,362,000	$85,732,000	$84,790,000
Expense recoveries	7,747,000	7,436,000	24,800,000	22,796,000
Other	303,000	600,000	4,556,000	1,285,000
Total revenues	36,170,000	36,398,000	115,088,000	108,871,000
EXPENSES
Operating, maintenance and management	6,394,000	5,578,000	20,182,000	18,084,000
Real estate and other property-related taxes	5,037,000	4,931,000	15,172,000	14,597,000
General and administrative	3,975,000	4,121,000	12,745,000	12,494,000
Acquisition pursuit costs	-	-	-	156,000
Depreciation and amortization	9,650,000	9,807,000	30,245,000	30,178,000
Total expenses	25,056,000	24,437,000	78,344,000	75,509,000

OTHER
Gain on sale	4,864,000	-	4,864,000	7,099,000
Impairment reversals / (charges)	707,000	-	(20,689,000)	(9,850,000)
Total other	5,571,000	-	(15,825,000)	(2,751,000)

OPERATING INCOME	16,685,000	11,961,000	20,919,000	30,611,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(5,551,000)	(5,544,000)	(16,468,000)	(16,638,000)
Early extinguishment of debt costs	(4,829,000)	-	(4,829,000)	-
Total non-operating income and expenses	(10,380,000)	(5,544,000)	(21,297,000)	(16,638,000)

NET INCOME (LOSS)	6,305,000	6,417,000	(378,000)	13,973,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(126,000)	(138,000)	(394,000)	(393,000)
Limited partners' interest in Operating Partnership	(19,000)	21,000	41,000	22,000
Total net (income) attributable to noncontrolling interests	(145,000)	(117,000)	(353,000)	(371,000)

NET INCOME (LOSS) ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	6,160,000	6,300,000	(731,000)	13,602,000

Preferred stock dividends	(2,688,000)	(3,535,000)	(8,175,000)	(10,739,000)
Preferred stock redemption costs	-	(7,890,000)	(3,507,000)	(7,890,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,472,000	$(5,125,000)	$(12,413,000)	$(5,027,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$0.04	$(0.06)	$(0.15)	$(0.07)
Diluted	$0.04	$(0.06)	$(0.15)	$(0.07)

Weighted average number of common shares:
Basic	89,049,000	85,642,000	88,228,000	83,049,000
Diluted	89,875,000	85,642,000	88,228,000	83,049,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Net income (loss)	$6,305,000	$6,417,000	$(378,000)	$13,973,000

Other comprehensive income - unrealized gain on change in fair value of cash flow hedges	2,129,000	1,279,000	9,956,000	1,591,000

Comprehensive income	8,434,000	7,696,000	9,578,000	15,564,000

Comprehensive (income) attributable to noncontrolling interests	(174,000)	(122,000)	(411,000)	(377,000)

Comprehensive income attributable to Cedar Realty Trust, Inc.	$8,260,000	$7,574,000	$9,167,000	$15,187,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Nine months ended September 30, 2018

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2017	8,450,000	$207,508,000	91,317,000	$5,479,000	$(18,463,000)	$875,062,000	$(446,944,000)	$5,694,000	$628,336,000
Net (loss) income	—	—	—	—	—	—	(731,000)	—	(731,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	9,898,000	9,898,000
Share-based compensation, net	—	—	(108,000)	(6,000)	1,813,000	479,000	—	—	2,286,000
Redemptions of Series B Shares	(2,000,000)	(47,967,000)	—	—	—	1,458,000	(3,507,000)	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	2,000	—	—	5,000	—	—	5,000
Preferred stock dividends	—	—	—	—	—	—	(8,175,000)	—	(8,175,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(13,741,000)	—	(13,741,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	—
Issuance of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(139,000)	—	—	(139,000)
Balance, September 30, 2018	6,450,000	$159,541,000	91,211,000	$5,473,000	$(16,650,000)	$876,865,000	$(473,098,000)	$15,592,000	$567,723,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2017	$(609,000)	$2,384,000	$1,775,000	$630,111,000
Net (loss) income	394,000	(41,000)	353,000	(378,000)
Unrealized gain on change in fair value of cash flow hedges	—	58,000	58,000	9,956,000
Share-based compensation, net	—	—	—	2,286,000
Redemptions of Series B Shares	—	—	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	—	5,000
Preferred stock dividends	—	—	—	(8,175,000)
Distributions to common shareholders/noncontrolling interests	—	(62,000)	(62,000)	(13,803,000)
Redemption of OP Units	—	(7,000)	(7,000)	(7,000)
Issuance of OP Units	—	975,000	975,000	975,000
Reallocation adjustment of limited partners' interest	—	139,000	139,000	—
Balance, September 30, 2018	$(215,000)	$3,446,000	$3,231,000	$570,954,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net (loss) income	$(378,000)	$13,973,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales	(4,864,000)	(7,099,000)
Impairment charges	20,689,000	9,850,000
Early extinguishment of debt costs	4,829,000	—
Straight-line rents	(824,000)	(787,000)
Provision for doubtful accounts	1,662,000	1,215,000
Depreciation and amortization	30,245,000	30,178,000
Amortization of intangible lease liabilities, net	(3,611,000)	(1,900,000)
Expense relating to share-based compensation, net	2,801,000	2,693,000
Amortization of premium on mortgage loan payable	(80,000)	(97,000)
Amortization of deferred financing costs	913,000	1,040,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(3,524,000)	(3,112,000)
Prepaid expenses and other	(9,207,000)	(6,395,000)
Accounts payable and accrued liabilities	1,326,000	1,826,000
Net cash provided by operating activities	39,977,000	41,385,000

INVESTING ACTIVITIES
Acquisitions of real estate	(179,000)	(32,442,000)
Expenditures for real estate improvements	(21,919,000)	(17,115,000)
Net proceeds from sales of real estate	19,118,000	10,372,000
Issuance of mortgage note receivable	(3,500,000)	—
Net cash (used in) investing activities	(6,480,000)	(39,185,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(117,500,000)	(134,500,000)
Advances under revolving credit facility	164,500,000	157,500,000
Advance under term loan	75,000,000	—
Mortgage repayments	(80,077,000)	(2,399,000)
Payments of early extinguishment of debt costs	(5,159,000)	—
Payments of debt financing costs	(677,000)	(2,498,000)
Noncontrolling interests:
Distributions to limited partners	(62,000)	(53,000)
Redemption of OP Units	(7,000)	(11,000)
Net proceeds from sale of preferred stock	—	72,337,000
Redemptions of preferred stock	(50,016,000)	(112,510,000)
Common stock sales less issuance expenses, net	9,000	43,164,000
Preferred stock dividends	(8,588,000)	(11,113,000)
Distributions to common shareholders	(13,741,000)	(13,116,000)
Net cash (used in) financing activities	(36,318,000)	(3,199,000)

Net (decrease) in cash, cash equivalents and restricted cash	(2,821,000)	(999,000)
Cash, cash equivalents and restricted cash at beginning of year	7,219,000	5,762,000
Cash, cash equivalents and restricted cash at end of period	$4,398,000	$4,763,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$4,398,000	$2,240,000
Restricted cash	—	2,523,000
Cash, cash equivalents and restricted cash	$4,398,000	$4,763,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At September 30, 2018, the Company owned and managed a portfolio of 58 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2018, the Company owned a 99.4% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at September 30, 2018) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 553,000 OP Units outstanding at September 30, 2018 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

Supplemental Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2018	2017
Supplemental disclosure of cash activities:
Cash paid for interest	$16,593,000	$15,945,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	1,125,000	483,000
Issuance of OP Units in connection with a land parcel acquisition	975,000	—

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(unaudited)

Recently-Adopted Accounting Pronouncements

In May 2014, the FASB issued guidance which amends the accounting for revenue recognition. Under the amended guidance, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which a company expects to be entitled to and receive in exchange for those goods or services. Leases are specifically excluded from this guidance and will be governed by the applicable lease codification. The guidance, effective January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

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

Recently-Issued Accounting Pronouncements

In February 2016, the FASB issued guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for pursuant to existing guidance for operating leases. The guidance will result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations under its ground lease and executive office lease agreements for which the Company is the lessee. Additionally, the guidance will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred.

FASB provided lessors with a practical expedient, elected by class of underlying asset, to account for lease and non-lease components as a single lease component if certain criteria are met. Lessors that make these elections will be required to provide additional disclosures. FASB provided an additional (and optional) transition method that allows entities to initially apply the guidance at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to apply both these practical expedients upon adoption.   The Company, based on the anticipated election of practical expedients, anticipates that its tenant leases, where it is the lessor, will continue to be accounted for as operating leases under the new standard. The Company is also the lessee under various ground lease arrangements. The Company would not be required to reassess the classification of existing ground leases where it is the lessee and therefore these leases would continue to be accounted for as operating or financing leases. Therefore, as of January 1, 2019, the Company does not currently anticipate significant changes in the accounting for its lease revenues as lessor, but does anticipate the recognition of right of

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(unaudited)

use assets and related lease liabilities on its consolidated balance sheets related to ground leases as lessee. In the event the Company modifies existing ground leases or enters into new ground leases after adoption of the new standard, such leases may be classified as finance leases. The Company will continue to evaluate the impact the adoption of the guidance will have on its consolidated financial statements.

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

Note 3. Real Estate

Land Parcel Acquisition

On August 8, 2018, the Company purchased a land parcel adjacent to its Riverview Plaza property, located in Philadelphia, Pennsylvania. The purchase price for the land parcel was $1.0 million, which was comprised of $25,000 in cash and approximately 208,000 OP Units (based on the market price of the Company’s common stock).

Shopping Center Acquisition

On August 21, 2018, the Company entered into a deed of lease for Senator Square, a shopping center located in Washington, D.C.  The deed of lease conveys fee title in the buildings to the Company and contains future options to acquire fee title in the land at its then fair-value.  This lease is presented in the Company’s financial statements as two separate components as follows: (1) a$5.7 million capital lease obligation for the fee interest in the buildings, and (2) an operating lease for the land.  The capital lease obligation was computed through the date of the Company’s first purchase option, as discussed below, and reflects an interest rate of 5.3%.

The lease initially requires monthly payments of $75,000 through maturity in August 2117 unless the Company exercises one of its options to acquire the land. The first such option will be available between the 25th and 33rd anniversaries of the lease, depending on certain property benchmarks, with additional purchase options every 10 years thereafter during the lease term.  The lease also provides for 1.5% annual increases which begin on approximately the 8th anniversary of the lease, depending on the aforementioned property benchmarks. In addition, at the time the Company’s first purchase option becomes available, the lease payments will be adjusted to the greater of then fair-value or the current payment amount. The lease payments are subject to similar adjustments at the 25th and 50th anniversaries of such first purchase option.

The Company has also issued a $3.5 million interest only mortgage note receivable to the lessor of Senator Square, which bears interest at 4.5% per annum. The maturity date of this mortgage note can range from 26.5 years to 34.5 years from the date of issuance, based on the aforementioned property benchmarks.

Dispositions

On August 28, 2018, the Company sold Mechanicsburg Center, located in Mechanicsburg, Pennsylvania. The sales price for the property was $16.1 million, which resulted in a gain on sale of $4.9 million, which has been included in continuing operations in the accompanying consolidated statements of operations.

On September 28, 2018, the Company sold West Bridgewater Plaza, located in West Bridgewater, Massachusetts. The sales price for the property was $3.5 million. An impairment charge of $9.4 million has been recorded in connection with the property during 2018, which has been included in continuing operations in the accompanying consolidated statements of operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(unaudited)

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

As of September 30, 2018, Carll’s Corner, located in Bridgeton, New Jersey, and Maxatawny Marketplace, located in Maxatawny, Pennsylvania, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. The Company recorded impairment charges of $11.3 million in connection with these properties during 2018.

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

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities.  As of September 30, 2018 and December 31, 2017, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were $45.2 million and $127.7 million, respectively; the carrying values of such loans were $47.5 million and $128.0 million, respectively. As of September 30, 2018 and December 31, 2017, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair value of the Company’s mortgage note receivable and capital lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of September 30, 2018.

The valuation of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of September 30, 2018, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

September 30, 2018

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$689,000	$—	$—	$689,000
Deferred compensation liabilities (b)	$687,000	$—	$—	$687,000
Interest rate swaps asset (a)	$—	$15,755,000	$—	$15,755,000

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$552,000	$—	$—	$552,000
Deferred compensation liabilities (b)	$544,000	$—	$—	$544,000
Interest rate swaps asset (a)	$—	$6,394,000	$—	$6,394,000
Interest rate swaps liability (b)	$—	$511,000	$—	$511,000

(a) Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

There were no assets measured at fair value on a non-recurring basis as of December 31, 2017. As of September 30, 2018, one retail property, totaling $1.6 million, was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using an income capitalization approach, consisting of a capitalization rate of 8.5%. In addition, real estate held for sale on the consolidated balance sheet as of September 30, 2018 includes the carrying value of a property which is below its fair value.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(unaudited)

Note 5. Mortgage Loans Payable and Credit Facility

Debt is composed of the following at September 30, 2018:

			September 30, 2018
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgage	Jun 2026		$47,917,000	3.9%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	Sep 2021	(a)	102,000,000	3.5%
Term loan	Sep 2022		50,000,000	3.4%
Fixed-rate (b):
Term loan	Feb 2021		75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%
Term loan	Sep 2022	(c)	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%
Term loan	Sep 2024	(d)	75,000,000	3.3%
Term loan	Jul 2025		75,000,000	4.6%
			624,917,000	3.5%
Unamortized debt issuance costs			(3,418,000)
			$621,499,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.
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

Mortgage Loans Payable

During 2018, the Company repaid the following mortgage loans payable:

		Principal payoff
Property	Repayment date	amount
East River Park	August 10, 2018	$18,772,000
Colonial Commons	August 24, 2018	$24,108,000
Shoppes at Arts District	August 24, 2018	$8,114,000
The Point	September 6, 2018	$27,003,000

In connection with these repayments, the Company incurred charges relating to early extinguishment of mortgage loans payable (defeasance fees, prepayment penalties and accelerated amortization of deferred financing and premium costs) of $4.8 million.

Unsecured Revolving Credit Facility and Term Loans

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(unaudited)

commitments. Interest on borrowings under the revolving credit facility component can range from the London Interbank Offered Rate (“LIBOR”) plus 135 basis points (“bps”) to 195 bps (135 bps at September 30, 2018) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at September 30, 2018), each based on the Company’s leverage ratio. As of September 30, 2018, the Company had $135.1 million available for additional borrowings under the revolving credit facility.

On July 24, 2018, the Company closed a new $75.0 million unsecured term loan maturing on July 24, 2025 (all of which was borrowed on September 28, 2018). Interest on borrowings under the term loan can range from LIBOR plus 170 to 225 bps (170 bps at September 30, 2018) based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rate to a fixed rate through its maturity.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of September 30, 2018, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Derivative Financial Instruments

At September 30, 2018, the Company had $15.8 million included in other assets and deferred charges, net, on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), limited partners’ interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $2.6 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at September 30, 2018 and December 31, 2017:

September 30, 2018
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	9	$15,755,000	2019-2025	Other assets and deferred charges, net

December 31, 2017
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	6	$6,394,000	2019-2024	Other assets and deferred charges, net
Qualifying	Interest rate swaps	1	$511,000	2021	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at September 30, 2018 and December 30, 2017 were $425.0 million and $350.0 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(unaudited)

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2018 and 2017, respectively:

		Gain recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Three months ended September 30,		Nine months ended September 30,
Cash flow	Derivative	2018	2017	2018	2017
Qualifying	Interest rate swaps	$2,375,000	$872,000	$10,221,000	$(332,000)

		Gain (loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Three months ended September 30,		Nine months ended September 30,
	Classification	2018	2017	2018	2017
	Continuing Operations	$246,000	$(407,000)	$265,000	$(1,923,000)

As of September 30, 2018 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

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

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	September 30, 2018		December 31, 2017
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	3,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	3,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$82,734,000	124,774,000

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(unaudited)

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Common stock	$0.050	$0.050	$0.150	$0.150
7.25% Series B Preferred Stock	$0.453	$0.453	$1.359	$1.359
6.50% Series C Preferred Stock	$0.406	$-	$1.219	$-

On October 19, 2018, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on November 20, 2018 to shareholders of record on November 9, 2018.

Note 8. Revenues

Rental revenues for the three and nine months ended September 30, 2018 and 2017, respectively, comprise the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Base rents	$26,878,000	$27,187,000	$80,901,000	$81,398,000
Percentage rent	181,000	259,000	396,000	705,000
Straight-line rents	332,000	291,000	824,000	787,000
Amortization of intangible lease liabilities, net	729,000	625,000	3,611,000	1,900,000
Total rents	$28,120,000	$28,362,000	$85,732,000	$84,790,000

In April 2018, the Company accepted a cash payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration. As a result of this termination, revenues for the nine months ended September 30, 2018 includes $5.4 million, consisting of (1) $3.8 million of other income (the $4.3 million cash payment reduced by $0.5 million straight-line rent receivable) and (2) $1.5 million accelerated intangible lease liability amortization. The Company recognizes lease termination income when the following conditions are met: (1) the lease termination agreement has been executed, (2) the lease termination fee is determinable, (3) all the Company’s landlord services pursuant to the terminated lease have been rendered, and (4) collectability of the lease termination fee is assured.

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

On June 15, 2018, in connection with a new amended and restated employment agreement, the Company’s President and CEO received a 1.0 million time-based restricted share grant at a market price of $4.38. However, as a result of an existing limitation within the Company’s 2017 Stock Incentive Plan (the “2017 Plan”), only 750,000 shares were granted on June 15, 2018, with the remaining 250,000 shares to be granted on January 1, 2019. All 1.0 million time-based restricted shares will vest upon the fifth anniversary of the effective date of the employment agreement (June 15, 2023), subject to the Company’s President and CEO continuous employment with the Company through such date, subject to certain exceptions. Consistent with such time-based restricted grant awards to other participants, dividends will be paid on these shares.

In addition, on June 15, 2018, the Company’s President and CEO was also granted a market performance-based equity award of 1,500,000 restricted stock units (“RSUs”) and 1,500,000 dividend equivalent rights of the Company. Each RSU represents a

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(unaudited)

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

The following tables set forth certain share-based compensation information for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Expense relating to share grants	$1,080,000	$936,000	$3,134,000	$2,880,000
Amounts capitalized	(116,000)	(76,000)	(333,000)	(187,000)
Total charged to operations	$964,000	$860,000	$2,801,000	$2,693,000

The 2017 Plan establishes the procedures for the granting of, among other things, restricted stock awards. At September 30, 2018, 0.9 million shares remained available for grants pursuant to the 2017 Plan. Excluding the grants relating to the Company’s President and CEO (see above), during the nine months ended September 30, 2018 , there were 610,000 restricted shares issued, with a weighted average grant date fair value of $4.93 per share.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended September 30, 2018 and 2017, the Company had 2.2 million and 3.8 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities.  For the nine months ended September 30, 2018 and 2017, the Company had 3.3 million and 3.8 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2018 and 2017:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2018

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$6,305,000	$6,417,000	$(378,000)	$13,973,000
Preferred stock dividends	(2,688,000)	(3,535,000)	(8,175,000)	(10,739,000)
Preferred stock redemptions costs	-	(7,890,000)	(3,507,000)	(7,890,000)
Net (income) attributable to noncontrolling interests	(145,000)	(117,000)	(353,000)	(371,000)
Net earnings allocated to unvested shares	(108,000)	(190,000)	(520,000)	(564,000)
Net income (loss) attributable to vested common shares	$3,364,000	$(5,315,000)	$(12,933,000)	$(5,591,000)
Denominator
Weighted average number of vested common shares outstanding, basic	89,049,000	85,642,000	88,228,000	83,049,000
Assumed vesting of market performance-based restricted stock units	826,000	-	-	-
Weighted average number of vested common shares outstanding, diluted	89,875,000	85,642,000	88,228,000	83,049,000

Net income (loss) per common share attributable to common shareholders, basic	$0.04	$(0.06)	$(0.15)	$(0.07)

Net income (loss) per common share attributable to common shareholders, diluted	$0.04	$(0.06)	$(0.15)	$(0.07)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three months ended September 30, 2018, fully-diluted EPS reflects the restricted stock units that would have been issuable under the Company’s President and CEO market performance-based equity award (see Note 9 – “Share-Based Compensation”) had the measurement period ended on September 30, 2018, whereas for the nine months ended September 30, 2018, these shares were excluded as they were anti-dilutive. For 2017, the 5,750,000 common shares that were subject to a forward sale agreements have been excluded from the denominator prior to their issuance on August 1, 2017, as they were anti-dilutive using the treasury stock method. Net income/loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding were 469,000 and 349,000 for the three months ended September 30, 2018 and 2017, respectively, and 388,000 and 350,000 for the nine months ended September 30, 2018 and 2017, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from October 1, 2018 through the date of filing this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At September 30, 2018, the Company owned and managed a portfolio of 58 operating properties (excluding properties “held for sale”) totaling 8.7 million square feet of gross leasable area (“GLA”). The portfolio was 91.6% leased and 91.3% occupied at September 30, 2018.

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

Significant Transactions

Land Parcel Acquisition

On August 8, 2018, the Company purchased a land parcel adjacent to its Riverview Plaza property, located in Philadelphia, Pennsylvania. The purchase price for the land parcel was $1.0 million, which was comprised of $25,000 in cash and approximately 208,000 OP Units (based on the market price of the Company’s common stock).

Shopping Center Acquisition

On August 21, 2018, the Company entered into a deed of lease for Senator Square, a shopping center located in Washington, D.C.  The deed of lease conveys fee title in the buildings to the Company and contains future options to acquire fee title in the land at its then fair-value.  This lease is presented in the Company’s financial statements as two separate components as follows: (1) a $5.7 million capital lease obligation for the fee interest in the buildings, and (2) an operating lease for the land.  The capital lease obligation was computed through the date of the Company’s first purchase option, as discussed below, and reflects an interest rate of 5.3%.

The lease initially requires monthly payments of $75,000 through maturity in August 2117 unless the Company exercises one of its options to acquire the land. The first such option will be available between the 25th and 33rd anniversaries of the lease, depending on certain property benchmarks, with additional purchase options every 10 years thereafter during the lease term.  The lease also provides for 1.5% annual increases which begin on approximately the 8th anniversary of the lease, depending on the aforementioned property benchmarks. In addition, at the time the Company’s first purchase option becomes available, the lease payments will be adjusted to the greater of then fair-value or the current payment amount. The lease payments are subject to similar adjustments at the 25th and 50th anniversaries of such first purchase option.

The Company has also issued a $3.5 million interest only mortgage note receivable to the lessor of Senator Square, which bears interest at 4.5% per annum. The maturity date of this mortgage note can range from 26.5 years to 34.5 years from the date of issuance, based on the aforementioned property benchmarks.

Dispositions

On August 28, 2018, the Company sold Mechanicsburg Center, located in Mechanicsburg, Pennsylvania. The sales price for the property was $16.1 million, which resulted in a gain on sale of $4.9 million, which has been included in continuing operations in the accompanying consolidated statements of operations.

On September 28, 2018, the Company sold West Bridgewater Plaza, located in West Bridgewater, Massachusetts. The sales price for the property was $3.5 million. An impairment charge of $9.4 million has been recorded in connection with the property during 2018, which has been included in continuing operations in the accompanying consolidated statements of operations.

Real Estate Held for Sale

As of September 30, 2018, Carll’s Corner, located in Bridgeton, New Jersey, and Maxatawny Marketplace, located in Maxatawny, Pennsylvania have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. The Company recorded impairment charges of $11.3 million in connection with these properties during 2018.

Mortgage Loans Payable

During 2018, the Company repaid the following mortgage loans payable:

		Principal payoff
Property	Repayment date	amount
East River Park	August 10, 2018	$18,772,000
Colonial Commons	August 24, 2018	$24,108,000
Shoppes at Arts District	August 24, 2018	$8,114,000
The Point	September 6, 2018	$27,003,000

In connection with these repayments, the Company incurred charges relating to early extinguishment of mortgage loans payable (defeasance fees, prepayment penalties and accelerated amortization of deferred financing costs) of $4.8 million.

Term Loan

On July 24, 2018, the Company closed a new $75.0 million unsecured term loan maturing on July 24, 2025 (all of which was borrowed on September 28, 2018). Interest on borrowings under the term loan can range from LIBOR plus 170 to 225 bps (170 bps at September 30, 2018) based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rate to a fixed rate through its maturity.

Equity

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

Revenues

In April 2018, the Company accepted a cash payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration. At the time of the transaction, this anchor tenant was located at a property held for sale, and while paying its contractual rent prior to lease termination, it had closed and ceased retail operations at the property. As a result of this termination, revenues for the nine months ended September 30, 2018 includes $5.4 million, consisting of (1) $3.8 million of other income (the $4.3 million cash payment reduced by $0.5 million straight-line rent receivable) and (2) $1.5 million accelerated intangible lease liability amortization.

Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition and the allowance for doubtful accounts receivable, real estate investments and purchase accounting allocations related thereto, asset impairments, and derivatives used to hedge interest-rate risks. Management’s estimates are based both on information that is currently available and on various other assumptions management believes to be reasonable under the circumstances. Actual results could differ from those estimates and those estimates could be different under varying assumptions or conditions.

The Company believes there have been no material changes to the items disclosed as its critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

Comparison of three months ended September 30, 2018 to 2017

			Change
	2018	2017	Dollars	Percent
Revenues	$36,170,000	$36,398,000	$(228,000)	-0.6%
Property operating expenses	(11,431,000)	(10,509,000)	(922,000)	8.8%
Property operating income	24,739,000	25,889,000	(1,150,000)
General and administrative	(3,975,000)	(4,121,000)	146,000	-3.5%
Depreciation and amortization	(9,650,000)	(9,807,000)	157,000	-1.6%
Gain on sale	4,864,000	—	4,864,000	n/a
Impairment reversals	707,000	—	707,000	n/a
Interest expense	(5,551,000)	(5,544,000)	(7,000)	0.1%
Early extinguishment of debt costs	(4,829,000)	—	(4,829,000)	n/a
Net income	6,305,000	6,417,000	(112,000)
Net (income) attributable to noncontrolling interests	(145,000)	(117,000)	(28,000)
Net income attributable to Cedar Realty Trust, Inc.	$6,160,000	$6,300,000	$(140,000)

Revenues were lower primarily as a result of (1) a decrease of $0.5 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2018 and 2017, and (2) a decrease in other income of $0.3 million, partially offset by (1) an increase of $0.3 million in rental revenues and expense recoveries attributable to a property acquired in 2018, and (2) an increase of $0.3 million in rental revenues and expense recoveries attributable to same-center properties.

Property operating expenses were higher primarily as a result of (1) an increase of $0.3 million in property operating expenses attributable to same-center properties, (2) an increase of $0.3 million in property operating expenses attributable to the Company’s redevelopment properties, and (3) an increase of $0.2 million in property operating expenses attributable to a property acquired in 2018.

General and administrative costs were lower primarily as a result of a decrease in legal and professional fees.

Depreciation and amortization expenses were lower primarily as a result of (1) a decrease of $0.4 million attributable to properties that were sold or held for sale in 2018 and 2017, and (2) a decrease of $0.1 million attributable to redevelopment properties, partially offset by an increase of $0.3 million attributable to same-center properties.

Impairment reversals in 2018 relate to a property sold during the third quarter.

Gain on sale in 2018 relates to the sale of Mechanicsburg Center, located in Mechanicsburg, Pennsylvania.

Interest expense remained consistent as a result of $0.2 million of additional capitalized interest, offset by an increase of $0.2 million as a result of an increase in the overall weighted average interest rate.

Early extinguishment of debt costs in 2018 relates to defeasement fees and the accelerated write-off of unamortized associated with the prepayment of certain mortgage loans payable.

Comparison of nine months ended September 30, 2018 to 2017

			Change
	2018	2017	Dollars	Percent
Revenues	$115,088,000	$108,871,000	$6,217,000	5.7%
Property operating expenses	(35,354,000)	(32,681,000)	(2,673,000)	8.2%
Property operating income	79,734,000	76,190,000	3,544,000
General and administrative	(12,745,000)	(12,494,000)	(251,000)	2.0%
Acquisition pursuit costs	—	(156,000)	156,000	n/a
Depreciation and amortization	(30,245,000)	(30,178,000)	(67,000)	0.2%
Gain on sale	4,864,000	7,099,000	(2,235,000)	n/a
Impairment charges	(20,689,000)	(9,850,000)	(10,839,000)	n/a
Interest expense	(16,468,000)	(16,638,000)	170,000	-1.0%
Early extinguishment of debt costs	(4,829,000)	—	(4,829,000)	n/a
Net (loss) income	(378,000)	13,973,000	(14,351,000)
Net (income) attributable to noncontrolling interests	(353,000)	(371,000)	18,000
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(731,000)	$13,602,000	$(14,333,000)

Revenues were higher primarily as a result of (1) $5.4 million relating to a dark anchor tenant terminating its lease prior to the contractual expiration at a property held for sale, (2) an increase of $1.1 million in rental revenues and expense recoveries attributable to redevelopment properties, (3) an increase of $1.1 million in rental revenues and expense recoveries attributable to same-center properties, and (4) an increase of $0.8 million in rental revenues and expense recoveries attributable to properties acquired in 2017, partially offset by (1) a decrease of $1.6 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2018 and 2017, and (2) a decrease in other income of $0.6 million.

Property operating expenses were higher primarily as a result of (1) an increase of $1.1 million in property operating expenses attributable to redevelopment properties, (2) an increase of $1.0 million in property operating expenses attributable to same-center properties, and (3) an increase of $0.5 million in property operating expenses attributable to properties acquired in 2017.

General and administrative costs were higher primarily as a result of an increase in legal and professional fees.

Acquisition pursuit costs in 2017 relate to acquisitions the Company chose not to continue to pursue.

Depreciation and amortization expenses remained consistent as a result of (1) a $0.8 million depreciation and amortization write-off  arising from a lease termination payment for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration, (2) an increase of $0.6 million attributable to same-center properties, and (3) an increase of $0.2 million attributable to properties acquired in 2017, partially offset by (1) a decrease of $0.8 million attributable to redevelopment properties, and (2) a decrease of $0.8 million attributable to properties that were sold or held for sale in 2018 and 2017.

Gain on sale in 2018 relates to the sale of Mechanicsburg Center, located in Mechanicsburg, Pennsylvania. Gain on sale in 2017 relates to the sale of an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania.

Impairment charges in 2018 relate to certain properties that were classified as “real estate held for sale” in 2018. Impairment charges in 2017 relate to Fredericksburg Way, located in Fredericksburg, Virginia.

Interest expense was lower primarily as a result of (1) $0.6 million of additional capitalized interest, and (2) $0.1 million as a result of a decrease in the overall weighted average outstanding principal balance of debt, partially offset by an increase of $0.5 million as a result of an increase in the overall weighted average interest rate.

Early extinguishment of debt costs in 2018 relates to defeasement fees and the accelerated write-off of unamortized associated with the prepayment of certain mortgage loans payable.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating income	$16,685,000	$11,961,000	$20,919,000	$30,611,000
Add (deduct):
General and administrative	3,975,000	4,121,000	12,745,000	12,494,000
Acquisition pursuit costs	—	—	—	156,000
Gain on sales	(4,864,000)	—	(4,864,000)	(7,099,000)
Impairment (reversals) / charges	(707,000)	—	20,689,000	9,850,000
Depreciation and amortization	9,650,000	9,807,000	30,245,000	30,178,000
Straight-line rents	(332,000)	(291,000)	(824,000)	(787,000)
Amortization of intangible lease liabilities	(729,000)	(625,000)	(3,611,000)	(1,900,000)
Other adjustments	50,000	(67,000)	(73,000)	(157,000)
NOI related to properties not defined as same-property	(4,382,000)	(5,521,000)	(18,315,000)	(16,741,000)
Same-property NOI	$19,346,000	$19,385,000	$56,911,000	$56,605,000

Number of same properties	48	48	47	47
Same-property occupancy, end of period	91.9%	92.4%	92.0%	92.6%
Same-property leased, end of period	92.3%	93.7%	92.4%	93.9%
Same-property average base rent, end of period	$13.22	$13.08	$13.16	$13.02

Same-property NOI for the comparative three months decreased 0.2% and for the comparative nine months increased 0.5%. The results are driven primarily by (1) an increase in average base rents of $0.14 per square foot for both comparative periods, offset by a decrease of 50 bps and 60 bps in occupancy for the comparative three and nine months periods, respectively.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the nine months ended September 30, 2018:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($) (a)
Renewals	87	837,900	13.06	13.37	-2.4%	1.99
New Leases - Comparable	33	176,100	11.52	12.63	-8.8%	26.64
New Leases - Non-Comparable (b)	5	25,100	17.68	n/a	n/a	15.74
Total (c)	125	1,039,100	12.91	n/a	n/a	6.50

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $3.09 per square foot.

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

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consisting of (1) a $250 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of September 30, 2018, the Company had $135.1 million available for additional borrowings under the revolving credit facility.

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

On July 24, 2018, the Company closed a new $75.0 million unsecured term loan maturing on July 24, 2025 (all of which was borrowed on September 28, 2018). Interest on borrowings under the term loan can range from LIBOR plus 170 to 225 bps (170 bps at September 30, 2018) based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rate to a fixed rate through its maturity.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of September 30, 2018, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Debt is composed of the following at September 30, 2018:

			September 30, 2018
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgage	Jun 2026		$47,917,000	3.9%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	Sep 2021	(a)	102,000,000	3.5%
Term loan	Sep 2022		50,000,000	3.4%
Fixed-rate (b):
Term loan	Feb 2021		75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%
Term loan	Sep 2022	(c)	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%
Term loan	Sep 2024	(d)	75,000,000	3.3%
Term loan	Jul 2025		75,000,000	4.6%
			624,917,000	3.5%
Unamortized debt issuance costs			(3,418,000)
			$621,499,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

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

The following table details the Company’s debt and capital lease obligation maturities at September 30, 2018 :

	Mortgage Loan	Capital Lease	Revolving		Term
Year	Payable	Obligation	Credit Facility		Loans	Total
2018	$243,000	$8,000	$-		$-	$251,000
2019	995,000	32,000	-		-	1,027,000
2020	1,034,000	33,000	-		-	1,067,000
2021	1,074,000	35,000	102,000,000	(a)	75,000,000	178,109,000
2022	1,116,000	37,000	-		150,000,000	151,153,000
Thereafter	43,455,000	5,559,000	-		250,000,000	299,014,000
	$47,917,000	$5,704,000	$102,000,000		$475,000,000	$630,621,000
(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

The remaining property-specific mortgage loan payable matures in 2026. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

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

Net Cash Flows

	Nine months ended September 30,
	2018	2017
Cash flows provided by (used in):
Operating activities	$39,977,000	$41,385,000
Investing activities	$(6,480,000)	$(39,185,000)
Financing activities	$(36,318,000)	$(3,199,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $51.4 million for the nine months ended September 30, 2018 and $49.1 million for the nine months ended September 30, 2017. The increase was primarily a result of the Company accepting a payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2018, partially offset by an increase in cash paid for interest of $0.6 million.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the nine months ended September 30, 2018 the Company incurred expenditures of $21.9 million for property improvements and issued a $3.5 million mortgage note receivable, which was partially offset by $19.1 million in proceeds from the sale of properties. During the nine months ended September 30, 2017, the Company acquired shopping centers for $32.4 million, and incurred expenditures of $17.1 million for property improvements, which was partially offset by $10.4 million in proceeds from the sale of an outparcel building.

Financing Activities

During the nine months ended September 30, 2018, the Company had $80.1 million of repayments of mortgage obligations, paid $50.0 million to partially redeem shares of its Series B Preferred Stock, had $22.3 million of preferred and common stock distributions, had $5.2 million of payment for early extinguishment of debt costs, and $0.7 million of payments for debt financing costs, which was partially offset by a $75.0 million borrowing under a new term loan, and net borrowings of $47.0 million under the revolving credit facility. During the nine months ended September 30, 2017, the Company paid $112.5 million to partially redeem shares of its Series B Preferred Stock, had $24.2 million of preferred and common stock distributions, $2.5 million of payments for debt financing costs, and $2.4 million of repayments of mortgage obligations, which was offset by net proceeds of $72.3 million from the sale of shares of its Series C Preferred Stock, net proceeds of $43.2 million from the sale of its common stock, and net borrowings of $23.0 million under the revolving credit facility.

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

A reconciliation of net income (loss) attributable to common shareholders to FFO and Operating FFO for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to common shareholders	$3,472,000	$(5,125,000)	$(12,413,000)	$(5,027,000)
Real estate depreciation and amortization	9,601,000	9,756,000	30,095,000	30,036,000
Limited partners' interest	19,000	(21,000)	(41,000)	(22,000)
Gain on sales	(4,864,000)	—	(4,864,000)	(7,099,000)
Impairment (reversals) / charges	(707,000)	—	20,689,000	9,850,000
Consolidated minority interests:
Share of income	126,000	138,000	394,000	393,000
Share of FFO	(99,000)	(125,000)	(343,000)	(322,000)
FFO applicable to diluted common shares	7,548,000	4,623,000	33,517,000	27,809,000
Preferred stock redemption costs	—	7,890,000	3,507,000	7,890,000
Financing costs (a)	4,829,000	—	4,829,000	—
Acquisition pursuit costs	—	—	—	156,000
Redevelopment costs	—	—	—	37,000
Operating FFO applicable to diluted common shares	$12,377,000	$12,513,000	$41,853,000	$35,892,000

FFO per diluted common share	$0.08	$0.05	$0.36	$0.32
Operating FFO per diluted common share	$0.13	$0.14	$0.45	$0.41
Weighted average number of diluted common shares (b):
Common shares	92,961,000	89,434,000	92,179,000	86,825,000
OP Units	469,000	349,000	388,000	350,000
	93,430,000	89,783,000	92,567,000	87,175,000

(a)	Represents early extinguishment of debt costs.

(b) The weighted average number of diluted common shares used to compute FFO and Operating FFO applicable to diluted common shares includes OP Units and unvested restricted shares that are excluded from the computation of diluted EPS.

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At September 30, 2018, the Company had $15.8 million included in deferred charges and other assets, net,  relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At September 30, 2018, long-term debt consisted of a fixed-rate mortgage loan payable, a capital lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $478.6 million of fixed-rate debt outstanding was 3.5%, with maturities at various dates through 2026. The average interest rate on the $152.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 3.5%. With respect to the $152.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.5 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of September 30, 2018, and have concluded that such disclosure controls and procedures are effective.

During the three months ended September 30, 2018, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

November 1, 2018