Form 10-K
period 2018-12-31
CEDAR REALTY TRUST, INC.
filed 2019-02-14
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

Based on the closing sales price on June 30, 2018 of $4.72 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $414,299,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 89,104,577 on February 11, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2019 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CEDAR REALTY TRUST, INC.

Part I.

Items 1 and 2. Business and Properties

General

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At December 31, 2018, the Company owned and managed a portfolio of 58 operating properties (excluding properties “held for sale”) totaling 8.7 million square feet of gross leasable area (“GLA”). The portfolio was 91.0% leased and 90.7% occupied at December 31, 2018.

The Company, organized in 1984, has elected to be taxed as a real estate investment trust (“REIT”) under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT under those provisions, the Company must have a preponderant percentage of its assets invested in, and income derived from, real estate and related sources. The Company’s objectives are to provide to its shareholders a professionally-managed real estate portfolio consisting primarily of grocery-anchored shopping centers from Washington, D.C. to Boston, which will provide substantial cash flow, currently and in the future, taking into account an acceptable modest risk profile, and which will present opportunities for additional growth in income and capital appreciation.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2018, the Company owned 99.4% of the Operating Partnership and is its sole general partner. The 553,000 limited partnership units in the Operating Partnership (“OP Units”) are economically equivalent to the Company’s common stock and are redeemable at the option of the holder. Such redemptions are payable in cash or in shares of the Company’s common stock, one a one-to-one basis, at the option of the Company.

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

The Company’s Properties

The following tables summarize information relating to the Company’s portfolio as of December 31, 2018:

	Number of		Percentage
State	properties	GLA	of GLA
Pennsylvania	24	4,357,000	49.9%
Massachusetts	7	1,124,000	12.9%
Connecticut	7	1,142,000	13.1%
Maryland / Washington, D.C.	8	992,000	11.4%
Virginia	7	493,000	5.6%
New Jersey	3	307,000	3.5%
New York	1	195,000	2.2%
Delaware	1	119,000	1.4%
Total portfolio	58	8,729,000	100.0%

Tenant Concentration

	Number				Annualized	Percentage
	of		Percentage	Annualized	base rent	annualized
Tenant	stores	GLA	of GLA	base rent	per sq. ft.	base rents
Top twenty tenants (a):
Giant Foods	8	538,000	6.2%	$8,857,000	$16.46	8.1%
Shop Rite	4	250,000	2.9%	4,212,000	16.85	3.9%
Stop & Shop	4	271,000	3.1%	2,966,000	10.94	2.7%
LA Fitness	5	199,000	2.3%	2,766,000	13.90	2.5%
Dollar Tree	22	226,000	2.6%	2,542,000	11.25	2.3%
Big Y	2	106,000	1.2%	2,006,000	18.92	1.8%
Home Depot	2	253,000	2.9%	1,977,000	7.81	1.8%
Staples	5	106,000	1.2%	1,773,000	16.73	1.6%
BJ's Wholesale Club	1	118,000	1.4%	1,683,000	14.26	1.5%
United Artists	1	78,000	0.9%	1,538,000	19.72	1.4%
Kroger	2	125,000	1.4%	1,528,000	12.22	1.4%
Marshalls	6	170,000	1.9%	1,497,000	8.81	1.4%
Food Lion	4	163,000	1.9%	1,460,000	8.96	1.3%
Shoppers Food Warehouse	2	120,000	1.4%	1,267,000	10.56	1.2%
Planet Fitness	5	99,000	1.1%	1,237,000	12.49	1.1%
Walmart	3	192,000	2.2%	1,193,000	6.21	1.1%
Redner's	3	159,000	1.8%	1,159,000	7.29	1.1%
Kohl's	2	147,000	1.7%	1,129,000	7.68	1.0%
Home Goods	4	105,000	1.2%	1,044,000	9.94	1.0%
Petsmart	3	63,000	0.7%	971,000	15.41	0.9%
Sub-total top twenty tenants	88	3,488,000	40.0%	42,805,000	12.27	39.2%
Remaining tenants	755	4,426,000	50.7%	66,256,000	14.97	60.8%
Sub-total all tenants (b)	843	7,914,000	90.7%	$109,061,000	$13.78	100.0%
Vacant space	N/A	815,000	9.3%
Total	843	8,729,000	100.0%

(a)	Several of the tenants listed above share common ownership with other tenants:

(1) Giant Foods, Stop & Shop and Food Lion, 2) Shoppers Food Warehouse and Farm Fresh (GLA of 17,000; annualized base rent of $93,000), and (3) Marshalls, Home Goods, and TJ Maxx (GLA of 54,000; annualized base rent of $529,000).

(b)	Comprised of large tenants (15,000 or more GLA) and small tenants as follows:

		Percentage		Annualized	Percentage
	Occupied	of occupied	Annualized	base rent	annualized
	GLA	GLA	base rent	per sq. ft.	base rents
Large tenants	5,473,000	69.2%	$59,899,000	$10.95	54.9%
Small tenants	2,441,000	30.8%	49,162,000	20.13	45.1%
Total	7,914,000	100.0%	$109,061,000	$13.78	100.0%

Lease Expirations

					Annualized	Percentage
	Number		Percentage	Annualized	expiring	of annualized
Year of lease	of leases	GLA	of GLA	expiring	base rents	expiring
expiration	expiring	expiring	expiring	base rents	per sq. ft.	base rents
Month-To-Month	46	193,000	2.4%	$3,168,000	$16.41	2.9%
2019	105	703,000	8.9%	10,320,000	14.68	9.5%
2020	133	1,343,000	17.0%	16,812,000	12.52	15.4%
2021	131	931,000	11.8%	14,616,000	15.70	13.4%
2022	106	608,000	7.7%	9,420,000	15.49	8.6%
2023	76	609,000	7.7%	8,496,000	13.95	7.8%
2024	62	858,000	10.8%	10,656,000	12.42	9.8%
2025	40	583,000	7.4%	7,800,000	13.38	7.2%
2026	30	263,000	3.3%	3,804,000	14.46	3.5%
2027	34	319,000	4.0%	4,248,000	13.32	3.9%
2028	34	393,000	5.0%	4,872,000	12.40	4.5%
2029	21	481,000	6.1%	5,772,000	12.00	5.3%
Thereafter	25	630,000	8.0%	9,077,000	14.41	8.3%
All tenants	843	7,914,000	100.0%	$109,061,000	$13.78	100.0%
Vacant space	N/A	815,000	N/A
Total portfolio	843	8,729,000	N/A

Real Estate Summary

				Average
	Year		Percent	base rent per	Major Tenants (a)
Property Description	acquired	GLA	occupied	leased sq. ft.	Name	GLA
Connecticut
Bethel Shopping Center	2013	101,105	95.1%	$24.26	Big Y	63,817
Brickyard Plaza	2004	227,598	97.0%	8.45	Home Depot	103,003
					Kohl's	58,966
					Michaels	21,429
					Petsmart	20,405
Groton Shopping Center	2007	130,264	100.0%	12.29	TJ Maxx	30,000
					Goodwill	21,306
					Aldi	17,664
					Planet Fitness	17,500
Jordan Lane	2005	177,504	73.6%	13.43	Stop & Shop	60,632
					Cardio Fitness	20,283
New London Mall	2009	259,566	92.1%	14.91	Shop Rite	64,017
					Marshalls	30,627
					Home Goods	25,432
					Petsmart	23,500
					A.C. Moore	20,932
Oakland Commons	2007	90,100	100.0%	6.37	Walmart	54,911
					Bristol Ten Pin	35,189
Southington Center	2003	155,842	98.5%	7.74	Walmart	95,482
					NAMCO	20,000
Total Connecticut		1,141,979	92.9%	12.15

Delaware
Christina Crossing	2017	119,353	89.4%	17.53	Shop Rite	68,621

Maryland / Washington, D.C.
East River Park	2015	150,038	98.7%	21.67	Safeway	40,000
					District of Columbia	34,400
Metro Square	2008	71,896	100.0%	18.14	Shoppers Food Warehouse	58,668
Oakland Mills	2005	58,224	91.0%	12.11	LA Mart	39,279
San Souci Plaza (b)	2009	264,134	82.6%	11.20	Shoppers Food Warehouse	61,466
					Marshalls	27,000
					Home Goods	19,688
					Maximum Health and Fitness	15,612
Senator Square	2018	61,691	100.0%	20.80	Unity Health Care	18,750
Shoppes at Arts District	2016	35,676	100.0%	36.01	Busboys and Poets	9,889
					Yes! Organic Market	7,169
Valley Plaza	2003	190,939	95.8%	5.75	K-Mart	95,810
					Ollie's Bargain Outlet	41,888
					Tractor Supply	32,095
Yorktowne Plaza	2007	158,982	74.7%	13.39	Food Lion	37,692
Total Maryland / Washington, D.C.		991,580	89.8%	14.39

Massachusetts
Fieldstone Marketplace	2005/2012	150,123	80.0%	12.18	Shaw's	68,000
					Work Out World	32,250
Franklin Village Plaza	2004/2012	303,524	90.1%	21.61	Stop & Shop	75,000
					Marshalls	26,890
					Boost Fitness	15,807
Kings Plaza	2007	168,243	81.9%	8.59	Fun Z Trampoline Park	42,997
					Ocean State Job Lot	20,300
					Savers	19,339
Norwood Shopping Center	2006	97,756	98.2%	10.43	Big Y	42,598
					Planet Fitness	18,830
					Dollar Tree	16,798
The Shops at Suffolk Downs	2005	121,320	100.0%	14.19	Stop & Shop	74,977

				Average
	Year		Percent	base rent per	Major Tenants (a)
Property Description	acquired	GLA	occupied	leased sq. ft.	Name	GLA
Massachusetts (continued)
Timpany Plaza	2007	183,775	88.9%	7.70	Stop & Shop	59,947
					Big Lots	28,027
					Gardner Theater	27,576
Webster Commons	2007	98,984	96.7%	11.52	Big Lots	37,024
					Planet Fitness	18,681
Total Massachusetts		1,123,725	89.7%	13.54

New Jersey
Pine Grove Plaza	2003	86,089	90.7%	11.66	Peebles	24,963
The Shops at Bloomfield Station	2016	63,844	86.7%	19.38	Super Foodtown	28,505
Washington Center Shoppes	2001	157,394	92.9%	10.14	Acme Markets	66,046
					Planet Fitness	20,742
Total New Jersey		307,327	91.0%	12.39

New York
Carman's Plaza	2007	195,283	84.9%	19.96	24 Hour Fitness	54,106
					Key Foods	32,570
					Department of Motor Vehicle	19,310
Pennsylvania
Academy Plaza	2001	137,415	90.8%	15.54	Acme Markets	50,918
Camp Hill	2002	423,671	99.7%	15.14	Boscov's	159,040
					Giant Foods	92,939
					LA Fitness	45,000
					Barnes & Noble	24,908
					Staples	20,000
Colonial Commons	2011	408,642	91.9%	13.35	Giant Foods	67,815
					Dick's Sporting Goods	56,000
					Home Goods	31,436
					Ross Dress For Less	30,000
					Marshalls	27,000
					JoAnn Fabrics	25,500
					David's Furniture	24,970
					Old Navy	15,500
Crossroads II (b)	2008	133,717	93.5%	19.77	Giant Foods	78,815
Fairview Commons	2007	52,964	66.7%	10.63	Grocery Outlet	16,650
Fort Washington Center	2002	41,000	100.0%	16.00	LA Fitness	41,000
Gold Star Plaza	2006	71,720	100.0%	9.23	Redner's	48,920
Golden Triangle	2003	202,790	95.5%	12.21	LA Fitness	44,796
					Marshalls	30,000
					Staples	24,060
					Just Cabinets	18,665
					Aldi	15,242
Halifax Plaza	2003	51,510	100.0%	13.00	Giant Foods	32,000
Hamburg Square	2004	99,580	67.4%	6.86	Redner's	56,780
Lawndale Plaza	2015	92,773	98.0%	18.46	Shop Rite	63,342
Meadows Marketplace	2004/2012	91,518	92.0%	15.47	Giant Foods	67,907
Newport Plaza	2003	64,489	100.0%	12.74	Giant Foods	43,400
Northside Commons	2008	69,136	100.0%	10.19	Redner's	53,019
Palmyra Shopping Center	2005	111,051	87.5%	7.49	Weis Markets	46,912
					Goodwill	18,104
Port Richmond Village	2001	125,578	90.4%	14.69	Thriftway	40,000
					Pep Boys	20,615
Quartermaster Plaza	2014	456,602	93.5%	14.45	Home Depot	150,000
					BJ's Wholesale Club	117,718
					Planet Fitness	23,146
					Staples	20,388
					Petsmart	19,089

				Average
	Year		Percent	base rent per		Major Tenants (a)
Property Description	acquired	GLA	occupied	leased sq. ft.		Name	GLA
Pennsylvania (continued)
Riverview Plaza	2003	236,217	85.4%	21.18		United Artists	77,700
						Avalon Carpet	25,000
						Pep Boys	22,000
						Staples	18,000
South Philadelphia	2003	251,881	86.0%	13.93		Shop Rite	54,388
						Ross Dress For Less	31,349
						LA Fitness	31,000
						Modell's	20,000
						Kid City	16,623
Swede Square	2003	100,816	97.0%	18.36		LA Fitness	37,200
The Commons	2004	203,309	61.7%	10.01		Pat Catans	52,654
						TJ Maxx	24,404
The Point	2000	268,037	96.6%	13.25		Burlington Coat Factory	76,665
						Giant Foods	76,627
						A.C. Moore	24,890
						Staples	24,000
Trexler Mall	2005	337,297	79.3%	11.59		Kohl's	88,248
						Lehigh Wellness Partners	33,227
						Maxx Fitness	28,870
						Marshalls	28,488
						Home Goods	28,181
Trexlertown Plaza	2006	325,171	92.1%	14.11		Giant Foods	78,335
						Hobby Lobby	57,512
						Burlington Coat Factory	40,000
						Big Lots	33,824
						Tractor Supply	19,097
Total Pennsylvania		4,356,884	90.0%	14.07

Virginia
Coliseum Marketplace	2005	106,648	100.0%	17.20		Kroger	57,662
						Michaels	23,981
Elmhurst Square	2006	66,254	93.5%	10.34		Food Lion	38,272
General Booth Plaza	2005	71,639	100.0%	14.56		Food Lion	53,758
Glen Allen Shopping Center	2005	63,328	100.0%	7.14		Publix	63,328
Kempsville Crossing	2005	79,512	94.5%	11.65		Walmart	41,975
						Farm Fresh	16,938
Oak Ridge Shopping Center	2006	38,700	92.2%	11.13		Food Lion	33,000
Suffolk Plaza	2005	67,216	100.0%	9.90		Kroger	67,216
Total Virginia		493,297	97.6%	12.27

Total (91.0% leased at December 31, 2018)		8,729,428	90.7%	$13.78	(c)

(a)	Major tenants are determined as tenants with 15,000 or more sq.ft. of GLA, tenants at single-tenant properties, or the largest tenant at a property, based on GLA.
(b)

The Company has a 40% ownership interest in the San Souci Plaza joint venture and a 60% ownership interest in the Crossroads II joint venture. Based on partnership promotes, additional equity interests, and/or other terms of the related joint venture agreements, the Company currently recognizes the results of operations of these joint ventures in excess of its stated percentage ownership.

(c)

Average base rent is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2018. Tenant concessions are reflected in this measure except for a limited number of short-term (generally one to three months) free rent concessions provided to new tenants that took occupancy prior to the end of the reporting period but within the concession period. Average base rent would have been $13.54 per square foot if all such free rent concessions were reflected.

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

Excluding properties held for sale or sold, Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, leased an aggregate of approximately 11% of the Company’s GLA at December 31, 2018, and accounted for an aggregate of approximately 11% of the Company’s total revenues during 2018. No other tenant leased more than 10% of GLA at December 31, 2018, or contributed more than 10% of total revenues during 2018.

Executive Offices

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, pursuant to a lease which expires in February 2020.

Competition

The Company believes that competition for the acquisition and operation of grocery-anchored shopping centers is highly fragmented. It faces competition from institutional investors, public and private REITs, owner‑operators engaged in the acquisition, ownership, redevelopment and leasing of shopping centers, as well as from numerous local, regional and national real estate developers and owners in each of its markets. It also faces competition in leasing available space at its properties to prospective tenants. Competition for tenants varies depending upon the characteristics of each local market in which the Company owns and manages properties. The Company believes that the principal competitive factors in attracting tenants in its market are location, price and other lease terms, the presence of anchor tenants, the mix, quality and sales results of other tenants, and maintenance, appearance, access and traffic patterns of its properties.

Environmental Matters

Under various federal, state, and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or other contaminants at property owned, leased, managed or otherwise operated by such person, and may be held liable to a governmental entity or to third parties for property damage, and for investigation and cleanup costs in connection with such contamination. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such conditions, may adversely affect the owner’s, lessor’s or operator’s ability to sell or rent such property or to arrange financing using such property as collateral. In connection with the ownership, operation, redevelopment and management of real estate, the Company may potentially become liable for removal or remediation costs, as well as certain other related costs and liabilities, including governmental fines and injuries to persons and/or property. Generally, the Company’s tenants must comply with environmental laws and meet any remediation requirements. In addition, leases typically impose obligations on tenants to indemnify the Company from any compliance costs the Company may incur as a result of environmental conditions on the property caused by the tenant. However, if a lease does not require compliance and/or indemnification, or if a tenant fails to or cannot comply, the Company could be forced to pay these costs.

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

Employees

As of December 31, 2018, the Company had 76 full-time employees and one part-time employee. The Company believes that its relations with its employees are good.

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

Our properties consist primarily of grocery-anchored shopping centers, and our performance therefore is linked to economic conditions in the market for retail space generally.  This also means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, the impact of e-commerce on the demand for retail space, ongoing consolidation in the retail sector, and changes in economic conditions and consumer confidence.  A downturn in the U.S. economy and reduced consumer spending could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons, and therefore decrease the revenue generated by our properties and/or the value of our properties.  Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by the state of the U.S. economy.  Moreover, the demand for leasing space in our shopping centers could also significantly decline during a significant downturn in the U.S. economy that could result in a decline in our occupancy percentage and reduction in rental revenues. Any sustained levels of high unemployment can be expected to have a serious negative impact on consumer spending and sales by tenants at our shopping centers.

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

Our properties are located largely in the region that straddles the Washington, D.C. to Boston corridor, which exposes us to greater economic risks than if our properties were more diversely located (in particular, 24 of our properties are located in Pennsylvania). Any adverse economic or real estate developments resulting from the regulatory environment, business climate, fiscal problems or weather in such regions could have an adverse impact on our prospects. In addition, the economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm our performance in the affected markets.

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

Our success depends on the efforts of key personnel, whose continued service is not guaranteed. Key personnel could be lost because we could not offer, among other things, competitive compensation programs. If one or more of our senior executives or key employees are unable to continue in their present positions or if their employment contracts are terminated or not renewed, we may not be able to replace them easily or at all. Competition for key personnel is intense, and such experienced individuals in our industry are in short supply. The loss of services of key personnel could materially and adversely affect our operations because of diminished relationships with lenders, sources of equity capital, construction companies, and existing and prospective tenants, and the ability to conduct our business and operations without material disruption.

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

Our revenues for the year ended December 31, 2018 were $152.0 million. Because our company is smaller than many other publicly-traded REITs, our general and administrative expenses are, and will continue to be, a larger percentage of our total revenues than many other publicly-traded REITs. If we are unable to successfully execute on our strategy and grow our business, our general and administrative expenses will continue to have a greater effect on our financial performance and will reduce the amount of cash flow available to distribute to our shareholders.

Economic conditions in the U.S. economy in general, and any uncertainty in the credit markets and retail environment, could adversely affect our ability to continue to pay dividends or cause us to reduce the amount of our dividends.

We paid dividends totaling $0.20 per share during each of 2018, 2017 and 2016. However, any downturn in the state of the U.S. economy, weakness in capital markets and/or difficult retail environment may cause us to reduce or suspend the payment of dividends.

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

Our business may be seriously harmed if a major tenant fails to renew its lease(s) or vacates one or more properties and prevents us from re-leasing such premises by continuing to pay base rent for the balance of the lease terms. In addition, the loss of such a major tenant could result in lease terminations or reductions in rent by other tenants at the affected properties, as provided in their respective leases. Excluding properties held for sale or sold, no tenant leased more than 10% of GLA at December 31, 2018 or contributed more than 10% of total revenues during 2018, except for Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, which leased an aggregate of approximately 11% of our GLA at December 31, 2018, and accounted for an aggregate of approximately 11% of our total revenues, during 2018.

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

We have limited experience in substantially developing and redeveloping properties in our markets. Development and redevelopment projects entail considerable risks, including:

•	time lag between commencement and completion, leaving us exposed to higher-than-estimated construction costs, including labor and material costs, as well as changes in the overall rental markets;
•	failure or inability to obtain construction or permanent financing on favorable terms;
•	inability to sell properties we identify for sale as part of a capital recycling strategy;
•	expenditure of money and time on projects that may never be completed;
•	inability to secure key anchor or other tenants;
•	inability to achieve projected rental rates or anticipated pace of lease-up;
•	inability to obtain various government and other approvals;
•	delays in completion relating to weather, labor disruptions, construction or zoning delays; and
•	higher costs incurred than originally estimated.

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

Developing and redeveloping properties will require significant capital investment, which may be funded through debt and equity financing, implementing a capital recycling strategy, entering into a joint venture arrangement with respect to one or more properties, or suspending or reducing distributions to our stockholders.

“New Technology” developments may negatively impact our tenants and our business.

We may be adversely affected by developments in new technology which may cause the business of certain of our tenants to become substantially diminished or functionally obsolete, with the result that such tenants may be unable to pay rent, become insolvent, file for bankruptcy protection, close their stores, or terminate their leases. Examples of the potentially adverse effects of new technology on retail businesses include, among other things, the overall effects of e-commerce.

Recent annual increases in online sales have also caused many retailers to sell products online on their websites with pick-ups at a store or warehouse or through deliveries, which may have the effect of decreasing the reported amount of their in-store sales and the amount of rent we are able to collect from them. With respect to grocer tenants, on-line grocery orders have become increasingly available, particularly in urban areas, but have not yet become a major factor affecting grocers in our portfolio.  We cannot predict with certainty how growth in e-commerce, including same-day grocery delivery services, will impact the demand for space at our properties or how much revenue will be generated at “bricks and mortar” store locations in the future. If we are unable to anticipate and respond promptly to trends in retailer and consumer behavior, our occupancy levels and financial results could suffer.

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

On a periodic basis, we assess whether there are any indicators that the value of our held-for-use real estate assets and other investments may be impaired.  Held-for-use real estate assets are impaired only if the estimate of the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property.  The estimate of cash flows considers factors such as expected future operating income, capital expenditures, trends and prospects, the effects of demand, tenant-operator performance, competition and other factors.  If we are evaluating the potential sale of an asset or development alternatives, the future cash flow considerations include the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information including a market discount rate applied to the estimated future proceeds.  We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments.  These assessments have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings.  There can be no assurance that we will not take additional charges in the future related to the impairment of our assets.  Any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

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

As of December 31, 2018, we owned two of our operating properties through consolidated joint ventures. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:

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

Risks Related to Our Qualification as a REIT and other Tax Matters

If we fail to continue to qualify as a REIT, our distributions will not be deductible, and our income will be subject to taxation, thereby reducing earnings available for distribution.

If we do not continue to qualify as a REIT, our distributions will not be deductible, and our income will be subject to taxation, reducing earnings available for distribution. We have elected to be taxed as a REIT under the Code. A REIT will generally not be subject to federal and substantially all state and local income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its shareholders and complies with certain other requirements. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years. If we cease to qualify as a REIT, we will also be subject to state and local income taxes in certain of the jurisdictions in which our properties are located. In addition, tax laws would no longer require us to pay any distributions to our shareholders.  Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT again for the four taxable years following the year during which we were disqualified. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed taxable income.

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

We will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares are held directly or indirectly by non-U.S. shareholders. Because our shares are publicly traded, we cannot guarantee that we will, in fact, be a domestically-controlled REIT. If we fail to qualify as a domestically-controlled REIT, our non-U.S. shareholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of our shares would be subject to taxation upon such a sale if either (a) the shares were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares were considered to be “regularly traded” on an established securities market and the selling non-U.S. shareholder owned, actually or constructively, more than 10% in value of the outstanding shares at any time during specified testing periods. If gain on the sale or exchange of our shares was subject to taxation for these reasons, the non-U.S. shareholder would be subject to federal income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. shareholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. shareholders may be subject to an additional branch profits tax.

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

Generally, dividends payable by REITs do not qualify for reduced tax rates under the Code.  For the calendar year 2018, the maximum federal individual tax rate for nonqualified dividends payable is 37.0%; qualified dividends from most C corporations received by individuals are subject to a reduced maximum federal rate of 20%.  In addition to these rates, certain high income individuals may be subject to an additional 3.8% tax on certain investment income, including dividends and capital gains. As a REIT, our distributions to individual shareholders generally are not eligible for the reduced rates and are, consequently, taxed at ordinary income rates. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, those U.S. shareholders that are individuals, trusts or estates may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. shareholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% (exclusive of the net investment income tax) on REIT dividends. The more favorable federal tax rates applicable to regular corporate dividends may result in the stock of REITs being perceived to be less attractive than the stock of corporations that pay dividends qualifying for reduced rates of tax, which may adversely affect the value of the stock of REITs.

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

In December 2017 the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The provisions of the TCJA  are far-reaching and generally applied to taxable years beginning after December 31, 2017, while many provisions, in particular those affecting individual taxpayers, expire at the end of 2025. As a result of the changes implemented by the TCJA, our taxable income and the amount of distributions to our shareholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change. As a REIT, we are required to distribute at least 90% of our taxable income to our shareholders annually. Among other things, the TCJA:

•	reduced the corporate income tax rate from 35% to 21% (including taxable REIT subsidiaries of which ours currently do not have significant taxable income);
•

reduced the rate of U.S. federal withholding tax on distributions made to non-U.S. shareholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•

limited the deduction for net interest expense incurred by a business to 30% of the “adjusted taxable income” of the taxpayer, except, among others, certain real property businesses electing to not be subject to the limitation. Making this election requires the electing real property trade or business to depreciate non-residential real property, residential rental property, and qualified improvement property over a longer period using the alternative depreciation system. We have not yet determined whether to make any such available elections;

•	mandated the use of the less favorable alternative depreciation system to depreciate real property in the event a real property business elects to avoid the interest deduction restriction above;
•	reduced the benefits of like-kind exchanges that defer capital gains for tax purposes to only exchanges of real property;
•	reduced the highest marginal income tax rate for individuals to 37.0% from 39.6% (excluding, in each case, the 3.8% Medicare tax on net investment income);
•

reduced the net operating loss deduction to 80% of taxable income (where taxable income is determined without regard to the net operating loss deduction itself), generally eliminated net operating loss carrybacks and allows unused net operating losses to be carried forward;

•

generally allows a deduction for individuals equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), generally resulting in a maximum effective federal income tax rate applicable to such dividends of 29.6% compared to 37.0% (excluding, in each case, the 3.8% Medicare tax on net investment income); and

•

established limits on certain deductions for individuals, including deductions for state and local income taxes, and eliminates deductions for miscellaneous itemized deductions (including certain investment expenses).

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

As with other publicly traded securities, the market price of our publicly traded securities depends on various factors which may change from time-to time and are often out of our control. Among the conditions that may affect the market price of our publicly traded securities are the following:

•	the extent of institutional investor interest in us;
•	the market perception of our business compared to other REITS;
•	the market perception of retail REITs, in general, compared to other investment alternatives;
•	our financial condition and performance, including changes in our funds from operations, operating funds from operations, or earnings estimates;
•	the market’s perception of our growth potential and potential future cash dividends;
•	publication of research reports about us or our industry by securities analysts;
•	speculation in the press or investment community;
•	the passage of legislation or other regulatory developments that adversely affect us, our tax status, or our industry;
•	our credit or analyst ratings;

•	any future issuances of equity or debt securities;
•	any future repurchases of equity securities;
•	our failure to satisfy the listing requirements of the NYSE
•	our failure to comply with the requirements of the Sarbanes-Oxley Act;
•	additions or departures of key management personnel;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	an increase in market interest rates;
•	our ability to access the capital markets to raise additional capital; and
•	general economic and financial market conditions.

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

Market Information

The Company had 90,436,285 shares of common stock outstanding held by approximately 600 shareholders of record at December 31, 2018. The Company believes it has more than approximately 4,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the three months ended December 31, 2018 was as follows:

			Total Number of Share	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the Plans
Period	Purchased	Per Share	Plans or Programs (1)	or Programs (1)
October 1, 2018 - October 31, 2018	n/a	n/a	n/a
November 1, 2018 - November 30, 2018	n/a	n/a	n/a
December 1, 2018 - December 31, 2018	772,152	$3.02	772,152
Total	772,152	$3.02	772,152	$27,671,033

(1)

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorizes the Company to purchase up to $30 million of its common stock in the open market or through private transactions, subject to market conditions, from time to time, expiring on December 18, 2019. The remaining $27.7 million in the table represents the amount available to repurchase shares under the authorized repurchase program as of December 31, 2018. The Company’s share repurchase program does not obligate it to acquire any specific number of shares.

Stockholder Return Performance Presentation

The following line graph sets forth for the period January 1, 2014 through December 31, 2018, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts All Equity REIT Index (“NAREIT All Equity REIT Index”). The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

Item 6.	Selected Financial Data

	Years ended December 31,
	2018	2017	2016	2015	2014
Operations data:
Total revenues	$152,020,000	$146,008,000	$151,086,000	$149,207,000	$148,184,000
Expenses:
Property operating expenses	47,894,000	44,329,000	44,515,000	44,590,000	44,786,000
General and administrative	16,915,000	16,907,000	18,154,000	15,004,000	14,356,000
Acquisition pursuit costs	-	156,000	3,426,000	1,238,000	2,870,000
Depreciation and amortization	40,053,000	40,115,000	40,787,000	38,594,000	38,700,000
Total expenses	104,862,000	101,507,000	106,882,000	99,426,000	100,712,000
Other:
Gain on sales	4,864,000	7,099,000	59,000	-	6,413,000
Impairment (charges) / reversals	(20,689,000)	(9,538,000)	(6,347,000)	212,000	(3,148,000)
Total other	(15,825,000)	(2,439,000)	(6,288,000)	212,000	3,265,000

Operating income	31,333,000	42,062,000	37,916,000	49,993,000	50,737,000

Non-operating income and expense:
Interest expense	(22,146,000)	(22,199,000)	(26,529,000)	(28,272,000)	(32,301,000)
Early extinguishment of debt costs	(4,829,000)	(210,000)	(2,623,000)	(105,000)	(825,000)
Total non-operating income and expense	(26,975,000)	(22,409,000)	(29,152,000)	(28,377,000)	(33,126,000)

Income from continuing operations	4,358,000	19,653,000	8,764,000	21,616,000	17,611,000

Income from discontinued operations	-	-	-	165,000	11,080,000

Net income	4,358,000	19,653,000	8,764,000	21,781,000	28,691,000

Net (income) loss attributable to noncontrolling interests	(469,000)	(510,000)	179,000	365,000	290,000

Net income attributable to Cedar Realty Trust, Inc.	3,889,000	19,143,000	8,943,000	22,146,000	28,981,000

Preferred stock dividends and redemption costs	(14,370,000)	(21,542,000)	(14,408,000)	(14,408,000)	(14,408,000)

Net (loss) income attributable to common shareholders	$(10,481,000)	$(2,399,000)	$(5,465,000)	$7,738,000	$14,573,000

Net (loss) income per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.13)	$(0.04)	$(0.08)	$0.09	$0.04
Discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.14
	$(0.13)	$(0.04)	$(0.08)	$0.09	$0.18

Dividends to common shareholders	$18,301,000	$17,681,000	$17,049,000	$17,001,000	$15,481,000
Per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Weighted average number of common shares - basic and diluted	88,420,000	84,168,000	81,672,000	81,356,000	75,311,000

Item 6.	Selected Financial Data (continued)

	Years ended December 31,
Balance sheet data:	2018	2017	2016	2015	2014

Real estate, net	$1,146,713,000	$1,192,656,000	$1,183,359,000	$1,249,195,000	$1,208,962,000
Real estate held for sale/conveyance	11,592,000	-	-	14,402,000	16,508,000
Other assets	64,596,000	59,762,000	50,162,000	54,783,000	58,835,000
Total assets	$1,222,901,000	$1,252,418,000	$1,233,521,000	$1,318,380,000	$1,284,305,000

Debt obligations	$624,834,000	$580,125,000	$607,745,000	$673,820,000	$662,914,000
Other liabilities	39,351,000	42,182,000	43,779,000	47,018,000	46,140,000
Total liabilities	664,185,000	622,307,000	651,524,000	720,838,000	709,054,000

Noncontrolling interest - limited partners' mezzanine OP Units	-	-	-	-	396,000

Equity:
Cedar Realty Trust, Inc. shareholders' equity	555,425,000	628,336,000	580,740,000	596,050,000	569,552,000
Noncontrolling interests	3,291,000	1,775,000	1,257,000	1,492,000	5,303,000
Total equity	558,716,000	630,111,000	581,997,000	597,542,000	574,855,000

Total liabilities and equity	$1,222,901,000	$1,252,418,000	$1,233,521,000	$1,318,380,000	$1,284,305,000

Other data:
Funds From Operations ("FFO") (a)	$45,241,000	$40,032,000	$41,067,000	$45,104,000	$40,273,000
Operating Funds From Operations ("Operating FFO") (a)	$53,577,000	$48,325,000	$49,241,000	$46,447,000	$42,545,000

Cash flows provided by (used in):
Operating activities	$57,900,000	$57,093,000	$59,247,000	$59,136,000	$50,885,000
Investing activities	$(14,938,000)	$(45,497,000)	$48,763,000	$(47,876,000)	$49,116,000
Financing activities	$(48,204,000)	$(10,139,000)	$(109,923,000)	$(12,676,000)	$(100,475,000)

Square feet of GLA	8,729,000	9,010,000	9,128,000	9,459,000	9,247,000
Percent occupied	90.7%	91.3%	89.9%	90.5%	92.9%
Average annualized base rent per square foot	$13.78	$13.51	$13.50	$13.35	$12.73

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

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high- density urban markets from Washington, D.C. to Boston. At December 31, 2018, the Company owned and managed a portfolio of 58 operating properties (excluding properties “held for sale”) totaling 8.7 million square feet of gross leasable area (“GLA”). The portfolio was 91.0% leased and 90.7% occupied at December 31, 2018.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2018, the Company owned 99.4% of the Operating Partnership and is its sole general partner. The 553,000 limited partnership units in the Operating Partnership (“OP Units”) are economically equivalent to the Company’s common stock and are redeemable at the option of the holder. Such redemptions are payable in cash or in shares of the Company’s common stock, one a one-to-one basis, at the option of the Company.

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

2018 Significant Transactions

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

Real Estate Held for Sale

As of December 31, 2018, Carll’s Corner, located in Bridgeton, New Jersey, and Maxatawny Marketplace, located in Maxatawny, Pennsylvania have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. The Company recorded impairment charges of $11.3 million in connection with these properties during 2018.

Mortgage Loans Payable

During 2018, the Company repaid the following mortgage loans payable:

		Principal payoff
Property	Repayment date	amount
East River Park	August 10, 2018	$18,772,000
Colonial Commons	August 24, 2018	$24,108,000
Shoppes at Arts District	August 24, 2018	$8,114,000
The Point	September 6, 2018	$27,003,000

Term Loan

On July 24, 2018, the Company closed a new $75.0 million unsecured term loan maturing on July 24, 2025 (all of which was borrowed on September 28, 2018). Interest on borrowings under the term loan can range from LIBOR plus 170 to 225 bps (170 bps at

December 31, 2018) based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rate to a fixed rate through its maturity.

Equity

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorizes the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions, from time to time, over the next 12 months. During 2018, the Company repurchased approximately 772,000 shares at a weighted average price per share of $3.02. Subsequent to December 31, 2018, the Company repurchased an additional 2,050,000 shares at a weighted average price per share of $3.34.

Revenues

In April 2018, the Company accepted a cash payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration. At the time of the transaction, this anchor tenant was located at a property held for sale, and while paying its contractual rent prior to lease termination, it had closed and ceased retail operations at the property. As a result of this termination, revenues for 2018 includes $5.4 million, consisting of (1) $3.8 million of other income (the $4.3 million cash payment reduced by $0.5 million straight-line rent receivable) and (2) $1.5 million accelerated intangible lease liability amortization.

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

Results of Operations

Comparison of 2018 to 2017

			Change
	2018	2017	Dollars	Percent
Revenues	$152,020,000	$146,008,000	$6,012,000	4.1%
Property operating expenses	(47,894,000)	(44,329,000)	(3,565,000)	8.0%
Property operating income	104,126,000	101,679,000	2,447,000
General and administrative	(16,915,000)	(16,907,000)	(8,000)	0.0%
Acquisition pursuit costs	—	(156,000)	156,000	n/a
Depreciation and amortization	(40,053,000)	(40,115,000)	62,000	-0.2%
Gain on sale	4,864,000	7,099,000	(2,235,000)	n/a
Impairment charges	(20,689,000)	(9,538,000)	(11,151,000)	n/a
Interest expense	(22,146,000)	(22,199,000)	53,000	-0.2%
Early extinguishment of debt costs	(4,829,000)	(210,000)	(4,619,000)	n/a
Net income	4,358,000	19,653,000	(15,295,000)
Net (income) attributable to noncontrolling interests	(469,000)	(510,000)	41,000
Net income attributable to Cedar Realty Trust, Inc.	$3,889,000	$19,143,000	$(15,254,000)

Revenues were higher primarily as a result of (1) $5.4 million relating to a dark anchor tenant terminating its lease prior to the contractual expiration at a property held for sale, (2) an increase of $1.4 million in rental revenues and expense recoveries attributable to redevelopment properties, (3) an increase of $1.2 million in rental revenues and expense recoveries attributable to properties acquired in 2018 and 2017, and (4) an increase of $0.9 million in rental revenues and expense recoveries attributable to same-center properties, partially offset by (1) a decrease of $2.3 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2018 and 2017, and (2) a decrease in other income of $0.6 million.

Property operating expenses were higher primarily as a result of (1) an increase of $1.4 million in property operating expenses attributable to same-center properties (consisting primarily of increases in (a) real estate taxes of $0.6 million, (b) snow removal costs of $0.3 million, and (c) insurance expense of $0.2 million), (2) an increase of $1.2 million in property operating expenses attributable to redevelopment properties, and (3) an increase of $0.8 million in property operating expenses attributable to properties acquired in 2018 and 2017.

General and administrative costs remained consistent as a result of an increase in legal fees of $0.8 million, offset by nominal decrease in various other general and administrative expenses.

Acquisition pursuit costs in 2017 relate to acquisitions the Company chose not to continue to pursue.

Depreciation and amortization expenses remained consistent as a result of (1) a $0.8 million write-off arising from a lease termination for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration, (2) an increase of $0.7 million attributable to same-center properties, and (3) an increase of $0.3 million attributable to properties acquired in 2018 and 2017, partially offset by (1) a decrease of $1.2 million attributable to properties that were sold or held for sale in 2018 and 2017, and (2) a decrease of $0.7 million attributable to redevelopment properties.

Gain on sale in 2018 relates to the sale of Mechanicsburg Center, located in Mechanicsburg, Pennsylvania. Gain on sale in 2017 relates to the sale of an outparcel building adjacent to Camp Hill, located in Camp Hill, Pennsylvania.

Impairment charges in 2018 relate to West Bridgewater Plaza, located in West Bridgewater, Pennsylvania and Carll’s Corner, located in Bridgeton, New Jersey.  Impairment charges in 2017 relate to Fredericksburg Way, located in Fredericksburg, Virginia.

Interest expense remained consistent as a result of (1) an increase in capitalized interest of $0.8 million, and (2) a decrease of $0.2 million in amortization of deferred financing costs, partially offset by (1) an increase of $0.8 million as a result of an increase in the overall weighted average interest rate, and (2) an increase of $0.2 million as a result of an increase in the overall outstanding principal balance of debt.

Early extinguishment of debt costs in 2018 relates to defeasement fees and the accelerated write-off of unamortized fees associated with the prepayment of certain mortgage loans payable. Early extinguishment of debt costs in 2017 relates to the accelerated write-off of unamortized fees associated with an amended and restated credit facility, and the accelerated write-off of unamortized fees associated with the prepayment of a mortgage loan payable.

Comparison of 2017 to 2016

			Change
	2017	2016	Dollars	Percent
Revenues	$146,008,000	$151,086,000	$(5,078,000)	-3.4%
Property operating expenses	(44,329,000)	(44,515,000)	186,000	-0.4%
Property operating income	101,679,000	106,571,000	(4,892,000)
General and administrative	(16,907,000)	(18,154,000)	1,247,000	-6.9%
Acquisition pursuit costs	(156,000)	(3,426,000)	3,270,000	n/a
Depreciation and amortization	(40,115,000)	(40,787,000)	672,000	-1.6%
Gain on sale	7,099,000	59,000	7,040,000	n/a
Impairment charges	(9,538,000)	(6,347,000)	(3,191,000)	n/a
Interest expense	(22,199,000)	(26,529,000)	4,330,000	-16.3%
Early extinguishment of debt costs	(210,000)	(2,623,000)	2,413,000	n/a
Net income	19,653,000	8,764,000	10,889,000
Net (income)/loss attributable to noncontrolling interests	(510,000)	179,000	(689,000)
Net income attributable to Cedar Realty Trust, Inc.	$19,143,000	$8,943,000	$10,200,000

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

Acquisition pursuit costs were lower in 2017 as compared to 2016 as the Company adopted the accounting guidance in 2017 which requires the capitalization of costs in typical acquisitions of real estate.  Acquisition pursuit costs in 2017 relate to costs associated with acquisitions the Company chose not to continue to pursue. Acquisition pursuit costs in 2016, which were recorded under the prior accounting guidance, relate to (1) $1.7 million of transfer taxes relating to the buyout of a ground lease and acquisition of the fee interest in a currently owned property, (2) $0.6 million for the purchase of The Shops at Bloomfield Station, located in Bloomfield, New Jersey, (3) $0.5 million for the purchase of the Shoppes at Arts District, located in Hyattsville, Maryland, (4) $0.4 million for additional real estate transfer taxes assessed on a property which was purchased in 2014, and (5) $0.3 million of costs associated with acquisitions the Company chose not to continue to pursue.

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

Impairment charges in 2017 relate to Fredericksburg Way, located in Fredericksburg, Virginia. Impairment charges in 2016 relate to Upland Square, located in Pottstown, Pennsylvania.

Interest expense was lower primarily as a result of (1) $2.2 million as a result of a decrease in the overall outstanding principal balance of debt, (2) $1.8 million as a result of a decrease in the overall weighted average interest rate, and (3) $0.4 million as a result of a decrease in amortization of deferred financing costs.

Early extinguishment of debt costs in 2017 relates to the accelerated write-off of unamortized fees associated with an amended and restated credit facility, and the accelerated write-off of unamortized fees associated with the prepayment of a mortgage loan payable.

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

	Years ended December 31,
	2018	2017
Operating income	$31,333,000	$42,062,000
Add (deduct):
General and administrative	16,915,000	16,907,000
Acquisition pursuit costs	—	156,000
Gain on sales	(4,864,000)	(7,099,000)
Impairment charges	20,689,000	9,538,000
Depreciation and amortization	40,053,000	40,115,000
Straight-line rents	(1,142,000)	(864,000)
Amortization of intangible lease liabilities	(4,361,000)	(2,518,000)
Other adjustments	187,000	(276,000)
NOI related to properties not defined as same-property	(23,151,000)	(22,171,000)
Same-property NOI	$75,659,000	$75,850,000

Number of same properties	47	47
Same-property occupancy, end of period	91.6%	93.1%
Same-property leased, end of period	91.8%	93.6%
Same-property average base rent, end of period	$13.23	$13.12

Same-property NOI for the comparative years decreased by 0.3%. The results are driven primarily by two vacant anchors which resulted in reduced rental revenue, along with certain related temporary co-tenancy rental reductions, partially offset by an increase in average base rent of $0.11 per square foot.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during 2018:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($)
Renewals	119	1,044,700	13.12	13.35	-1.7%	1.80
New Leases - Comparable	41	260,100	12.07	12.06	0.0%	30.58	(a)
New Leases - Non-Comparable (b)	9	65,600	12.12	n/a	n/a	32.51	(a)
Total (c)	169	1,370,400	12.87	n/a	n/a	8.74

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $3.08 per square foot.

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

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consisting of

(1) a $250 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. As of December 31, 2018, the Company had $132.2 million available for additional borrowings under the revolving credit facility.

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

On July 24, 2018, the Company closed a new $75.0 million unsecured term loan maturing on July 24, 2025 (all of which was borrowed on September 28, 2018). Interest on borrowings under the term loan can range from LIBOR plus 170 to 225 bps (170 bps at December 31, 2018) based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rate to a fixed rate through its maturity.

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorizes the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions, from time to time, over the next 12 months. During 2018, the Company repurchased approximately 772,000 shares at a weighted average price per share of $3.02. Subsequent to December 31, 2018, the Company repurchased an additional 2,050,000 shares at a weighted average price per share of $3.34.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of December 31, 2018, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Debt and capital lease obligations are composed of the following at December 31, 2018:

			December 31, 2018
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgages	Jun 2026		$47,674,000	3.9%
Capital lease obligation	Sep 2050		5,696,000	5.3%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	Sep 2021	(a)	100,000,000	3.8%
Term loan	Sep 2022		50,000,000	3.8%
Fixed-rate (b):
Term loan	Feb 2021		75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%
Term loan	Sep 2022	(c)	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%
Term loan	Sep 2024	(d)	75,000,000	3.3%
Term loan	Jul 2025		75,000,000	4.6%
			628,370,000	3.6%
Unamortized premium			-
Unamortized issuance costs			(3,536,000)
			$624,834,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.
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

The following table details the Company’s debt and capital lease obligation maturities at December 31, 2018:

	Mortgage Loan	Capital Lease	Revolving		Term		Unamortized
Year	Payable	Obligation	Credit Facility		Loans	Total	Issuance Costs	Total
2019	$995,000	$32,000	$-		$-	$1,027,000	$(767,000)	$260,000
2020	1,034,000	33,000	-		-	1,067,000	(767,000)	300,000
2021	1,074,000	35,000	100,000,000	(a)	75,000,000	176,109,000	(648,000)	175,461,000
2022	1,116,000	37,000	-		150,000,000	151,153,000	(499,000)	150,654,000
2023	1,160,000	39,000	-		100,000,000	101,199,000	(274,000)	100,925,000
Thereafter	42,295,000	5,520,000	-		150,000,000	197,815,000	(581,000)	197,234,000
	$47,674,000	$5,696,000	$100,000,000		$475,000,000	$628,370,000	$(3,536,000)	$624,834,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.

The remaining property-specific mortgage loan payable matures in 2026. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2018 and 2017. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of

Directors may deem relevant. Additionally, the Company may reduce or suspend payment of dividends to retain cash and reduce debt obligations and/or to fund redevelopments and other capital needs.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company’s significant debt repayment, interest, capital and operating lease obligations at December 31, 2018:

	Maturity Date
	2019	2020	2021	2022	2023	Thereafter	Total
Debt:
Mortgage loan payable	$995,000	$1,034,000	$1,074,000	$1,116,000	$1,160,000	$42,295,000	$47,674,000
Unsecured revolving credit facility (a)	-	-	100,000,000	-	-	-	100,000,000
Unsecured term loans	-	-	75,000,000	150,000,000	100,000,000	150,000,000	475,000,000
Interest payments (b)	22,356,000	22,548,000	18,973,000	13,585,000	8,840,000	10,923,000	97,225,000
Capital lease obligation	32,000	33,000	35,000	37,000	39,000	5,520,000	5,696,000
Operating lease obligations	1,638,000	1,097,000	973,000	973,000	975,000	31,075,000	36,731,000
Total	$25,021,000	$24,712,000	$196,055,000	$165,711,000	$111,014,000	$239,813,000	$762,326,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.
(b)

Represents interest payments expected to be incurred on the Company's debt obligations as of December 31, 2018, including interest that may subsequently be capitalized. The interest rates used in this calculation in regards to the unsecured revolving credit facility and term loan not subject to interest rate swap agreements consist of LIBOR plus a credit spread based on the Company’s leverage ratio as of December 31, 2018, with the rate in effect at December 31, 2018 being assumed to remain in effect until their maturities. The interest rates used in this calculation in regards to the unsecured term loans subject to interest rate swap agreements consists of LIBOR plus a credit spread based on the Company’s leverage ratio as of December 31, 2018, for which the Company has converted the LIBOR rates to fixed rates.

In addition, the Company has outstanding construction commitments totaling approximately $4.7 million at December 31, 2018.

Off-Balance Sheet Arrangements

Other than the items disclosed in the Contractual Obligations and Commercial Commitments section above, the Company had no off-balance sheet arrangements as of December 31, 2018 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Net Cash Flows

	Years ended December 31,
	2018	2017	2016
Cash flows provided by (used in):
Operating activities	$57,900,000	$57,093,000	$59,247,000
Investing activities	$(14,938,000)	$(45,497,000)	$48,763,000
Financing activities	$(48,204,000)	$(10,139,000)	$(109,923,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $66.7 million, $65.5 million, and $61.1 million for 2018, 2017 and 2016, respectively.  The approximately $1.2 million increase between 2018 and 2017 was primarily a result of the Company accepting a payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2018, partially offset by an increase in cash paid for interest. The approximately $4.4 million increase between 2017 and 2016 was primarily attributable to the decrease in acquisition pursuit costs, interest expense and management transition charges.

Investing Activities

Net cash flows (used in) / provided by investing activities were primarily the result of the Company’s property disposition activities, property acquisitions and expenditures for property improvements. During 2018, the Company incurred expenditures of $30.4 million for property improvements and issued a $3.5 million mortgage note receivable, which was partially offset by $19.1 million in proceeds from the sale of properties. During 2017, the Company acquired shopping centers for $32.4 million, and incurred expenditures of $25.6 million for property improvements, which was offset by $12.5 million in proceeds from the sale of an outparcel building. During 2016, the Company received $96.2 million in proceeds from the sale of a two shopping centers, which was offset by the acquisition of two shopping centers, which were partially paid in cash for $31.9 million, and incurred expenditures of $15.5 million for property improvements.

Financing Activities

During 2018, the Company had $80.3 million of repayments of mortgage obligations, paid $50.0 million to partially redeem shares of its Series B Preferred Stock, had $29.6 million of preferred and common stock distributions, had $5.2 million of payment for early extinguishment of debt costs, had $2.3 million of common stock repurchases, and $0.7 million of payments for debt financing costs, which was partially offset by a $75.0 million borrowing under a new term loan, and net borrowings of $45.0 million under the revolving credit facility. During 2017, the Company paid $112.5 million to partially redeem shares of its Series B Preferred Stock, had $31.3 million of preferred and common stock distributions, net repayments of $17.0 million under the revolving credit facility, $10.3 million of repayments of mortgage obligations, and $2.5 million of payments for debt financing costs, which was partially offset by net proceeds of $120.4 million from the sale of shares of its Series C Preferred Stock, and net proceeds of $43.2 million from the sales of its common stock, During 2016, the Company made $218.4 million of repayments of mortgage obligations, $31.5 million of preferred and common stock distributions, net repayments of $6.0 million under the revolving credit facility, payments of $2.5 million for early extinguishment of debt costs,  and $1.4 million of payments for debt financing costs, which was partially offset by $100.0 million borrowing under a new term loan, and a mortgage borrowing of $50.0 million.

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

A reconciliation of net loss attributable to common shareholders to FFO and Operating FFO for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Years ended December 31,
	2018	2017	2016
Net loss attributable to common shareholders	$(10,481,000)	$(2,399,000)	$(5,465,000)
Real estate depreciation and amortization	39,858,000	39,922,000	40,616,000
Limited partners' interest	(28,000)	(13,000)	(17,000)
Gain on sales	(4,864,000)	(7,099,000)	(59,000)
Impairment charges	20,689,000	9,538,000	6,347,000
Consolidated minority interests:
Share of income	497,000	523,000	(162,000)
Share of FFO	(430,000)	(440,000)	(193,000)
FFO applicable to diluted common shares	45,241,000	40,032,000	41,067,000
Preferred stock redemption costs	3,507,000	7,890,000	—
Financing costs (a)	4,829,000	210,000	2,623,000
Acquisition pursuit costs (b)	—	156,000	3,426,000
Redevelopment costs (c)	—	37,000	698,000
Management transition costs (d)	—	—	1,427,000
Operating FFO applicable to diluted common shares	$53,577,000	$48,325,000	$49,241,000

FFO per diluted common share	$0.49	$0.45	$0.48
Operating FFO per diluted common share	$0.58	$0.55	$0.57
Weighted average number of diluted common shares (e):
Common shares	92,361,000	87,948,000	85,303,000
OP Units	429,000	350,000	352,000
	92,790,000	88,298,000	85,655,000

(a)	Represents extinguishment of debt costs.

(b)  Represents costs directly associated with acquiring properties that are expensed pursuant to GAAP such as transfer taxes, brokerage fees and legal expenses.

(c)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
(d)	Costs associated with hiring a new Chief Operating Officer and estimated expenses related to termination of prior Chief Operating Officer.
(e)

The weighted average number of diluted common shares used to compute FFO and Operating FFO applicable to diluted common shares includes OP Units, unvested restricted units and unvested restricted shares that are excluded from the computation of diluted EPS.

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At December 31, 2018, the Company had $8.9 million included in deferred charges and other assets, net, in addition to $1.6 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At December 31, 2018, long-term debt consisted of a fixed-rate mortgage loan payable, a capital lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $478.4 million of fixed-rate debt outstanding was 3.5%, with maturities at various dates through 2050. The average interest rate on the $150.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 3.8%. With respect to the $150.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.5 million per annum.

With respect to the Company’s fixed rate mortgage note and unsecured term loans with rates fixed through the use of derivative financial instruments, changes in interest rates generally do not affect the Company’s interest expense as these notes are at fixed rates for extended terms. Because the Company intends to hold its existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to the Company’s results of operations and its working capital position only upon the refinancing of that indebtedness. The Company’s possible risk is from increases in long-term interest rates that may occur as this may increase the cost of refinancing maturing fixed-rate debt. In addition, the Company may incur prepayment penalties or defeasance costs when prepaying or defeasing debt.

Item 8.	Financial Statements and Supplementary Data

All other schedules have been omitted because the required information is not present, is not present in amounts sufficient to require submission of the schedule, or is included in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Cedar Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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

New York, New York
February 14, 2019

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
ASSETS
Real estate:
Land	$295,734,000	$304,237,000
Buildings and improvements	1,212,948,000	1,230,362,000
	1,508,682,000	1,534,599,000
Less accumulated depreciation	(361,969,000)	(341,943,000)
Real estate, net	1,146,713,000	1,192,656,000

Real estate held for sale	11,592,000	—
Cash and cash equivalents	1,977,000	3,702,000
Restricted cash	—	3,517,000
Receivables	21,977,000	17,193,000
Other assets and deferred charges, net	40,642,000	35,350,000
TOTAL ASSETS	$1,222,901,000	$1,252,418,000

LIABILITIES AND EQUITY
Mortgage loans payable	$47,315,000	$127,969,000
Capital lease obligation	5,387,000	—
Unsecured revolving credit facility	100,000,000	55,000,000
Unsecured term loans	472,132,000	397,156,000
Accounts payable and accrued liabilities	26,142,000	24,519,000
Unamortized intangible lease liabilities	13,209,000	17,663,000
Total liabilities	664,185,000	622,307,000

Commitments and contingencies	—	—

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	207,508,000
Common stock ($.06 par value, 150,000,000 shares authorized, 90,436,000 and 91,317,000 shares, issued and outstanding, respectively)	5,426,000	5,479,000
Treasury stock (2,971,000 and 3,359,000 shares, respectively, at cost)	(16,572,000)	(18,463,000)
Additional paid-in capital	875,565,000	875,062,000
Cumulative distributions in excess of net income	(475,726,000)	(446,944,000)
Accumulated other comprehensive income	7,191,000	5,694,000
Total Cedar Realty Trust, Inc. shareholders' equity	555,425,000	628,336,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	(112,000)	(609,000)
Limited partners' OP Units	3,403,000	2,384,000
Total noncontrolling interests	3,291,000	1,775,000
Total equity	558,716,000	630,111,000
TOTAL LIABILITIES AND EQUITY	$1,222,901,000	$1,252,418,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2018	2017	2016
REVENUES
Rents	$113,858,000	$113,276,000	$118,098,000
Expense recoveries	33,378,000	31,220,000	32,036,000
Other	4,784,000	1,512,000	952,000
Total revenues	152,020,000	146,008,000	151,086,000
EXPENSES
Operating, maintenance and management	27,771,000	24,752,000	24,898,000
Real estate and other property-related taxes	20,123,000	19,577,000	19,617,000
General and administrative	16,915,000	16,907,000	18,154,000
Acquisition pursuit costs	-	156,000	3,426,000
Depreciation and amortization	40,053,000	40,115,000	40,787,000
Total expenses	104,862,000	101,507,000	106,882,000

OTHER
Gain on sale	4,864,000	7,099,000	59,000
Impairment charges	(20,689,000)	(9,538,000)	(6,347,000)
Total other	(15,825,000)	(2,439,000)	(6,288,000)

OPERATING INCOME	31,333,000	42,062,000	37,916,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(22,146,000)	(22,199,000)	(26,529,000)
Early extinguishment of debt costs	(4,829,000)	(210,000)	(2,623,000)
Total non-operating income and expenses	(26,975,000)	(22,409,000)	(29,152,000)

NET INCOME	4,358,000	19,653,000	8,764,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(497,000)	(523,000)	162,000
Limited partners' interest in Operating Partnership	28,000	13,000	17,000
Total net (income) attributable to noncontrolling interests	(469,000)	(510,000)	179,000

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	3,889,000	19,143,000	8,943,000

Preferred stock dividends	(10,863,000)	(13,652,000)	(14,408,000)
Preferred stock redemption costs	(3,507,000)	(7,890,000)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(10,481,000)	$(2,399,000)	$(5,465,000)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)	$(0.13)	$(0.04)	$(0.08)

Weighted average number of common shares - basic and diluted	88,420,000	84,168,000	81,672,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2018	2017	2016

Net income	$4,358,000	$19,653,000	$8,764,000

Other comprehensive income - unrealized gain on change in fair value of cash flow hedges	1,518,000	5,287,000	4,901,000

Comprehensive income	5,876,000	24,940,000	13,665,000

Comprehensive (income) attributable to noncontrolling interests	(490,000)	(530,000)	155,000

Comprehensive income attributable to Cedar Realty Trust, Inc.	$5,386,000	$24,410,000	$13,820,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2018, 2017 and 2016

	Cedar Realty Trust, Inc. Shareholders

							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income (loss)	Total
BALANCE, DECEMBER 31, 2015	7,950,000	190,661,000	85,049,000	5,103,000	(17,284,000)	825,979,000	(404,350,000)	(4,059,000)	596,050,000
Net income (loss)	—	—	—	—	—	—	8,943,000	—	8,943,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—		—	4,877,000	4,877,000
Share-based compensation, net	—	—	261,000	16,000	(845,000)	3,297,000	—	—	2,468,000
Common stock sales, net of issuance expenses	—	—	6,000	—	—	(142,000)	—	—	(142,000)
Preferred stock dividends	—	—	—	—	—	—	(14,408,000)	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(17,049,000)	—	(17,049,000)
Redemptions of OP Units	—	—	—	—	—	—	—	—	-
Reallocation adjustment of limited partners' interest	—	—	—	—	—	392,000	—	(391,000)	1,000
BALANCE, DECEMBER 31, 2016	7,950,000	190,661,000	85,316,000	5,119,000	(18,129,000)	829,526,000	(426,864,000)	427,000	580,740,000
Net income	—	—	—	—	—	—	19,143,000	—	19,143,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	5,267,000	5,267,000
Share-based compensation, net	—	—	249,000	15,000	(334,000)	3,832,000	—	—	3,513,000
Net proceeds from sales of Series C Shares	5,000,000	124,774,000	—	—	—	(4,342,000)	—	—	120,432,000
Redemptions of Series B Shares	(4,500,000)	(107,927,000)	—	—	—	3,307,000	(7,890,000)	—	(112,510,000)
Common stock sales, net of issuance expenses	—	—	5,752,000	345,000	—	42,821,000	—	—	43,166,000
Preferred stock dividends	—	—	—	—	—	—	(13,652,000)	—	(13,652,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(17,681,000)	—	(17,681,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	-
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(82,000)	—	—	(82,000)
BALANCE, DECEMBER 31, 2017	8,450,000	$207,508,000	91,317,000	$5,479,000	$(18,463,000)	$875,062,000	$(446,944,000)	$5,694,000	$628,336,000
Net (loss) income	—	—	—	—	—	—	3,889,000	—	3,889,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,497,000	1,497,000
Share-based compensation, net	—	—	(111,000)	(7,000)	1,891,000	1,467,000	—	—	3,351,000
Redemptions of Series B Shares	(2,000,000)	(47,967,000)	—	—	—	1,458,000	(3,507,000)	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	2,000	—	—	9,000	—	—	9,000
Common stock repurchases	—	—	(772,000)	(46,000)	—	(2,283,000)	—	—	(2,329,000)
Preferred stock dividends	—	—	—	—	—	—	(10,863,000)	—	(10,863,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(18,301,000)	—	(18,301,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	-
Issuance of OP Units	—	—	—	—	—	—	—	—	-
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(148,000)	—	—	(148,000)
BALANCE, DECEMBER 31, 2018	6,450,000	$159,541,000	90,436,000	$5,426,000	$(16,572,000)	$875,565,000	$(475,726,000)	$7,191,000	$555,425,000

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2018, 2017 and 2016

Continued

	Noncontrolling Interests
	Minority
	interests in	Limited
	consolidated	partners'		Total
	joint ventures	OP Units	Total	equity
BALANCE, DECEMBER 31, 2015	(970,000)	2,462,000	1,492,000	597,542,000
Net income (loss)	(162,000)	(17,000)	(179,000)	8,764,000
Unrealized gain on change in fair value of cash flow hedges	—	24,000	24,000	4,901,000
Share-based compensation, net	—	—	—	2,468,000
Common stock sales, net of issuance expenses	—	—	—	(142,000)
Preferred stock dividends	—	—	—	(14,408,000)
Distributions to common shareholders/noncontrolling interests	—	(71,000)	(71,000)	(17,120,000)
Redemptions of OP Units	—	(8,000)	(8,000)	(8,000)
Reallocation adjustment of limited partners' interest	—	(1,000)	(1,000)	—
BALANCE, DECEMBER 31, 2016	(1,132,000)	2,389,000	1,257,000	581,997,000
Net income	523,000	(13,000)	510,000	19,653,000
Unrealized gain on change in fair value of cash flow hedges	—	20,000	20,000	5,287,000
Share-based compensation, net	—	—	—	3,513,000
Net proceeds from sales of Series C Shares	—	—	—	120,432,000
Redemptions of Series B Shares	—	—	—	(112,510,000)
Common stock sales, net of issuance expenses	—	—	—	43,166,000
Preferred stock dividends	—	—	—	(13,652,000)
Distributions to common shareholders/noncontrolling interests	—	(70,000)	(70,000)	(17,751,000)
Redemption of OP Units	—	(24,000)	(24,000)	(24,000)
Reallocation adjustment of limited partners' interest	—	82,000	82,000	—
BALANCE, DECEMBER 31, 2017	$(609,000)	$2,384,000	$1,775,000	$630,111,000
Net (loss) income	497,000	(28,000)	469,000	4,358,000
Unrealized gain on change in fair value of cash flow hedges	—	21,000	21,000	1,518,000
Share-based compensation, net	—	—	—	3,351,000
Redemptions of Series B Shares	—	—	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	—	9,000
Common stock repurchases	—	—	—	(2,329,000)
Preferred stock dividends	—	—	—	(10,863,000)
Distributions to common shareholders/noncontrolling interests	—	(90,000)	(90,000)	(18,391,000)
Redemption of OP Units	—	(7,000)	(7,000)	(7,000)
Issuance of OP Units	—	975,000	975,000	975,000
Reallocation adjustment of limited partners' interest	—	148,000	148,000	—
BALANCE, DECEMBER 31, 2018	$(112,000)	$3,403,000	$3,291,000	$558,716,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2018	2017	2016
OPERATING ACTIVITIES
Net income	$4,358,000	$19,653,000	$8,764,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales	(4,864,000)	(7,099,000)	(59,000)
Impairment charges	20,689,000	9,538,000	6,347,000
Early extinguishment of debt costs	4,829,000	210,000	2,623,000
Straight-line rents	(1,142,000)	(864,000)	(38,000)
Provision for doubtful accounts	2,273,000	1,715,000	1,198,000
Depreciation and amortization	40,053,000	40,115,000	40,787,000
Amortization of intangible lease liabilities, net	(4,361,000)	(2,518,000)	(2,751,000)
Expense relating to share-based compensation, net	3,763,000	3,552,000	2,930,000
Amortization of premium on mortgage loan payable	(80,000)	(130,000)	(236,000)
Amortization of deferred financing costs	1,224,000	1,325,000	1,524,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(3,902,000)	(3,467,000)	(942,000)
Prepaid expenses and other	(6,591,000)	(4,600,000)	(1,829,000)
Accounts payable and accrued liabilities	1,651,000	(337,000)	929,000
Net cash provided by operating activities	57,900,000	57,093,000	59,247,000

INVESTING ACTIVITIES
Acquisitions of real estate	(179,000)	(32,442,000)	(31,923,000)
Expenditures for real estate improvements	(30,377,000)	(25,561,000)	(15,484,000)
Net proceeds from sales of real estate	19,118,000	12,506,000	96,170,000
Issuance of mortgage note receivable	(3,500,000)	—	—
Net cash (used in)/provided by investing activities	(14,938,000)	(45,497,000)	48,763,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	(123,500,000)	(185,500,000)	(197,000,000)
Advances under revolving credit facility	168,500,000	168,500,000	191,000,000
Advance under term loan	75,000,000	—	100,000,000
Mortgage borrowing	—	—	50,000,000
Mortgage repayments	(80,330,000)	(10,294,000)	(218,403,000)
Payments of early extinguishment of debt costs	(5,159,000)	—	(2,487,000)
Payments of debt financing costs	(705,000)	(2,502,000)	(1,355,000)
Noncontrolling interests:
Distributions to limited partners	(90,000)	(70,000)	(71,000)
Redemption of OP Units	(7,000)	(24,000)	(8,000)
Net proceeds from sale of preferred stock	—	120,432,000	—
Redemptions of preferred stock	(50,016,000)	(112,510,000)	—
Common stock sales less issuance expenses, net	9,000	43,166,000	(142,000)
Common stock repurchases	(2,329,000)	—	—
Preferred stock dividends	(11,276,000)	(13,656,000)	(14,408,000)
Distributions to common shareholders	(18,301,000)	(17,681,000)	(17,049,000)
Net cash (used in) financing activities	(48,204,000)	(10,139,000)	(109,923,000)

Net (decrease)/increase in cash, cash equivalents and restricted cash	(5,242,000)	1,457,000	(1,913,000)
Cash, cash equivalents and restricted cash at beginning of year	7,219,000	5,762,000	7,675,000
Cash, cash equivalents and restricted cash at end of year	$1,977,000	$7,219,000	$5,762,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$1,977,000	$3,702,000	$2,882,000
Restricted cash	—	3,517,000	2,880,000
Cash, cash equivalents and restricted cash	$1,977,000	$7,219,000	$5,762,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the "Company") is a real estate investment trust ("REIT") that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At December 31, 2018, the Company owned and managed a portfolio of 58 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2018, the Company owned a 99.4% economic interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at December 31, 2018) is represented by partnership units in the Operating Partnership (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 553,000 OP Units are economically equivalent to the Company’s common stock and are redeemable at the option of the holder. Such redemptions are payable in cash or in shares of the Company’s common stock, one a one-to-one basis, at the option of the Company.

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

In February 2015, the Financial Accounting Standards Board (“FASB”) issued guidance which amends the consolidation requirements, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under the analysis, limited partnerships and other similar entities will be considered variable interest entities unless the limited partners hold substantive kick-out rights or participating rights. The guidance was adopted on January 1, 2016. The Company evaluated its existing joint venture property at San Souci Plaza based on the new guidance, determined the entity to be a variable interest entity, and continued to consolidate the entity. At December 31, 2018, this VIE owned real estate with a carrying value of $26.9 million and no mortgage loan payable.

The Company has a 60%-owned joint venture originally formed to develop the project known as Crossroads II. This joint venture is consolidated as it is deemed to be a VIE and the Company is the primary beneficiary. The Company (1) guaranteed all related debt, (2) does not require its partners to fund additional capital requirements, (3) has an economic interest greater than its voting proportion and (4) directs the management activities that significantly impact the performance of the joint venture. At December 31, 2018, this VIE owned real estate with a carrying value of $38.1 million and no mortgage loan payable.

In 2015, the Company acquired the New London Mall joint venture partner’s 60% ownership interest, giving the Company a 100% ownership interest in this property, which is located in New London, Connecticut. Prior to the acquisition of the joint venture partner’s ownership interest, the entity was not a VIE, the Company was the sole general partner and exercised substantial operating control over the entity; accordingly, the Company determined that the entity should be consolidated.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years, with buildings being depreciated at the upper end of the range. Depreciation expense amounted to $36.1 million, $36.5 million and $37.1 million for 2018, 2017 and 2016, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Effective January 1, 2018, the Company has adopted the guidance on gains and losses from the derecognition of nonfinancial assets. This guidance applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and also clarifies that all businesses are derecognized using the deconsolidation guidance. Additionally, it defines an in substance nonfinancial asset as a financial asset that is promised to a counterparty in a contract in which substantially all of the fair value of the asset promised in the contract is concentrated in nonfinancial assets, which excludes cash or cash equivalents and liabilities. The Company believes these criteria for all real estate sold were met during 2018. Under prior guidance, sales of real estate were recognized only when sufficient down payments had been obtained, possession and other attributes of ownership had been transferred to the buyer and the Company had no significant continuing involvement. The Company believes these criteria were met for all real estate sold during 2017 and 2016.

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

Cash and Cash Equivalents / Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days, and include cash at consolidated joint ventures of $0.2 million and $0.3 million at December 31, 2018 and 2017, respectively.

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

December 31, 2018

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

The Company must make estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzes accounts receivable and evaluates the adequacy of the allowance for doubtful accounts, it considers such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $5.9 million and $4.7 million at December 31, 2018 and 2017, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $2.2 million, $1.7 million and $1.2 million in 2018, 2017 and 2016, respectively.

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

Income Taxes

The Company, organized in 1984, has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of December 31, 2018, the Company was in compliance with all REIT requirements.

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

December 31, 2018

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

Share-Based Compensation

During 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). As of the effective date of the 2017 Plan, the Company may not grant any further awards under the 2012 Plan. The 2017 Plan establishes the procedures for the granting of, among other things, restricted stock awards. The maximum number of shares of the Company’s common stock that may be issued pursuant to the 2017 Plan is 4.0 million (see Note 14 – “Share-Based Compensation”), and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 500,000. All grants issued pursuant to the 2017 Plan generally vest (1) at the end of designated time periods for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of all grants are being expensed on a straight-line basis over their respective vesting periods (irrespective of achievement of the performance-based grants) adjusted, as applicable, for forfeitures. For restricted share grants subject to graded vesting, the amounts expensed are at least equal to the measured expense of each vested tranche.  Based on the terms of the 2017 Plan, those grants of restricted shares that are contributed to the Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet.

Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2018	2017	2016
Supplemental disclosure of cash activities:
Cash paid for interest	$22,191,000	$21,359,000	$26,296,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	1,528,000	684,000	743,000
Issuance of OP Units in connection with a land parcel acquisition	975,000	—	—
Mortgage loan payable assumed upon acquisition	—	—	(8,501,000)

Recently-Adopted Accounting Pronouncements

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

In November 2016, the FASB issued guidance that requires entities to show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. When cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, the new guidance requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. The Company reclassified the statement of cash flows for the years ended December 31, 2017 and 2016 to reflect this new guidance. The guidance, effective January 1, 2018, did not have a material effect on the Company’s consolidated financial statements.

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

Recently-Issued Accounting Pronouncements

In February 2016, the FASB issued guidance which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for pursuant to existing guidance for operating leases. The guidance will result in the recognition of a right-to-use asset and related liability to account for the Company’s future obligations under its ground lease and executive office lease agreements for which the Company is the lessee. Additionally, the guidance will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. During 2018, the Company capitalized approximately $2.8 million of internal and external leasing costs which would have been expensed had this guidance been in effect.

FASB provided lessors with a practical expedient, elected by class of underlying asset, to account for lease and non-lease components as a single lease component if certain criteria are met. Lessors that make these elections will be required to provide additional disclosures. FASB provided an additional (and optional) transition method that allows entities to initially apply the guidance at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to apply both these practical expedients upon adoption.   The Company, based on the anticipated election of practical expedients, anticipates that its tenant leases, where it is the lessor, will continue to be accounted for as

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

operating leases under the new standard. The Company is also the lessee under various ground lease arrangements. The Company would not be required to reassess the classification of existing ground leases where it is the lessee and therefore these leases would continue to be accounted for as operating or financing leases. Therefore, as of January 1, 2019, the Company does not currently anticipate significant changes in the accounting for its lease revenues as lessor, but will record approximately $15.0 million of right of use assets and related lease liabilities on its consolidated balance sheet related to ground leases and the Company’s executive office lease as lessee. In the event the Company modifies existing ground leases or enters into new ground leases after adoption of the new standard, such leases may be classified as finance leases. The guidance is effective January 1, 2019.

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

Note 3. Real Estate

Real estate activity for 2018 and 2017 is composed of the following:

	Years ended December 31,
	2018	2017
Cost
Balance, beginning of year	$1,534,599,000	$1,496,429,000
Properties transferred to held for sale	(61,505,000)	(15,971,000)
Property acquisitions	6,481,000	30,997,000
Property dispositions	—	(4,332,000)
Write-off fully-depreciated assets	—	(2,276,000)
Improvements and betterments	29,107,000	29,752,000
Balance, end of the year	$1,508,682,000	$1,534,599,000

Accumulated depreciation
Balance, beginning of the year	$341,943,000	$313,070,000
Properties transferred held for sale	(14,886,000)	(4,131,000)
Property dispositions	—	(1,048,000)
Write-off fully-depreciated assets	—	(2,276,000)
Depreciation expense	34,912,000	36,328,000
Balance, end of the year	$361,969,000	$341,943,000

Net book value	$1,146,713,000	$1,192,656,000

At December 31, 2018, Franklin Village Plaza was pledged as collateral for a mortgage loan payable. See Note 8 - “Mortgage Loans Payable and Credit Facilities”.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

2018 Land Parcel Acquisition

On August 8, 2018, the Company purchased a land parcel adjacent to its Riverview Plaza property, located in Philadelphia, Pennsylvania. The purchase price for the land parcel was $1.0 million, which was comprised of $25,000 in cash and approximately 208,000 OP Units (based on the market price of the Company’s common stock).

2018 Shopping Center Acquisition

On August 21, 2018, the Company entered into a deed of lease for Senator Square, a shopping center located in Washington, D.C. The deed of lease conveys fee title in the buildings to the Company and contains future options to acquire fee title in the land at its then fair-value. The purchase price has been allocated to real estate assets and liabilities. This lease is presented in the Company’s financial statements as two separate components as follows: (1) a $5.7 million capital lease obligation for the fee interest in the buildings, and (2) an operating lease for the land. The capital lease obligation was computed through the date of the Company’s first purchase option, as discussed below, and reflects an interest rate of 5.3%.

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

2017 Acquisitions

The purchase price for all acquisitions in 2017 have been allocated to real estate assets and liabilities. The following table details all acquisitions in 2017:

		Date	Purchase
Property	Location	Acquired	Price
Christina Crossing	Wilmington, DE	2/22/2017	$27,902,000
Parcel adjacent to South Philadelphia Shopping Center	Philadelphia, PA	7/6/2017	3,000,000
			$30,902,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Dispositions

During 2018, 2017 and 2016 the Company sold the properties listed below:

		Date	Sales	Gain on
Property	Location	Sold	Price	Sale
2018
Mechanicsburg Center	Mechanicsburg, PA	8/28/2018	$16,100,000	$4,864,000
West Bridgewater Plaza	West Bridgewater, MA	9/28/2018	3,500,000	-
			$19,600,000	$4,864,000
2017
Outparcel Building adjacent to Camp Hill	Camp Hill, PA	2/1/2017	$10,650,000	$7,099,000
Fredericksburg Way	Fredericksburg, VA	12/29/2017	2,200,000	-
			$12,850,000	$7,099,000
2016
Liberty Marketplace	Dubois, PA	2/11/2016	$15,000,000	$-
Upland Square	Pottstown, PA	11/2/2016	83,250,000	-
			$98,250,000	$-

The Company recorded impairment charges $9.4 million during 2018 relating to West Bridgewater Plaza, $9.5 million during 2017 relating to Fredericksburg Way, and $6.3 million during 2016 relating to Upland Square, which are included in continuing operations in the accompanying consolidated statements of operations.

Real Estate Held for Sale

As of December 31, 2018, Carll’s Corner, located in Bridgeton, New Jersey, and Maxatawny Marketplace, located in Maxatawny, Pennsylvania, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. The

Company recorded impairment charges of $11.3 million in connection with these properties during 2018.

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

The fair value of the Company’s fixed rate mortgage loans were estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities.  As of December 31, 2018 and December 31, 2017, the aggregate fair values of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, were $44.4 million and $127.7 million, respectively; the carrying values of such loans were $47.3 million and $128.0 million, respectively. As of December 31, 2018 and December 31, 2017, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair value of the Company’s mortgage note receivable and capital lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of December 31, 2018.

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2018, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017, respectively:

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$616,000	$—	$—	$616,000
Deferred compensation liabilities (b)	$610,000	$—	$—	$610,000
Interest rate swaps asset (a)	$—	$8,871,000	$—	$8,871,000
Interest rate swaps liability (b)	$—	$1,576,000	$—	$1,576,000

	December 31, 2017
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$552,000	$—	$—	$552,000
Deferred compensation liabilities (b)	$544,000	$—	$—	$544,000
Interest rate swaps asset (a)	$—	$6,394,000	$—	$6,394,000
Interest rate swaps liability (b)	$—	$511,000	$—	$511,000

(a) Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

 As of December 31, 2018, one retail property, totaling $1.8 million, was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using an income capitalization approach, consisting of a capitalization rate of 8.5%. In addition, real estate held for sale on the consolidated balance sheet as of December 31, 2018 includes the carrying value of a property which is below its fair value. As of December 31, 2017, there were no assets measured at fair value on a non-recurring basis.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

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

Excluding properties held for sale and sold, Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, accounted for an aggregate of approximately 11%, 12% and 12% of the Company’s total revenues during 2018, 2017 and 2016, respectively.

The Company’s properties are located largely in the region straddling the Washington, D.C. to Boston corridor, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 24 of the Company’s properties are located in Pennsylvania).

Note 6. Receivables

Receivables at December 31, 2018 and 2017 are composed of the following:

	December 31,
	2018	2017
Rents and other receivables, net	$4,443,000	$3,118,000
Mortgage note receivable (a)	3,500,000	—
Straight-line rents, net	14,034,000	14,075,000
	$21,977,000	$17,193,000

(a)	See “Note 3 – Real Estate - 2018 Shopping Center Acquisition” for further disclosure.

Note 7. Other Assets and Deferred Charges, Net

Other assets and deferred charges, net at December 31, 2018 and 2017 are composed of the following:

	December 31,
	2018	2017
Lease origination costs (a)	$21,623,000	$19,343,000
Interest rate swaps	8,871,000	6,394,000
Prepaid expenses	5,790,000	5,377,000
Unsecured revolving credit facility financing costs	1,627,000	2,207,000
Leasehold improvements, furniture and fixtures	359,000	393,000
Investments related to share-based compensation	616,000	552,000
Other	1,756,000	1,084,000
Total other assets and deferred charges, net	$40,642,000	$35,350,000

(a)

Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $7.5 million (cost of $19.9 million and accumulated amortization of $12.4 million) and $8.3 million (cost of $20.5 million and accumulated amortization of $12.2 million) as of December 31, 2018 and 2017, respectively.

Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $5.2 million, $5.1 million and $5.4 million for 2018, 2017, and 2016, respectively. The unamortized balances of deferred lease origination costs is net of accumulated amortization of $29.8 million at December 31, 2018. In addition, deferred financing costs relating to the unsecured revolving credit facility is net of accumulated amortization of $0.8 million at December 31, 2018. Deferred lease origination costs and deferred financing costs relating to the unsecured revolving credit facility will be charged to future operations as follows:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

	Lease	Unsecured revolving
	origination	credit facility
	costs	financing costs
2019	$3,194,000	$610,000
2020	2,576,000	610,000
2021	2,193,000	407,000
2022	1,860,000	—
2023	1,568,000	—
Thereafter	10,232,000	—
	$21,623,000	$1,627,000

Note 8. Mortgage Loans Payable and Unsecured Credit Facilities

Debt is composed of the following at December 31, 2018 and 2017:

			December 31, 2018			December 31, 2017
				Contractual			Contractual
	Maturity		Balance	interest rates	Maturity	Balance	interest rates
Description	dates		outstanding	weighted-average	dates	outstanding	weighted-average
Fixed-rate mortgages	Jun 2026		$47,674,000	3.9%	2021-2026	$127,994,000	4.4%
Capital lease obligation	Sep 2050		5,696,000	5.3%	n/a	-	n/a
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	Sep 2021	(a)	100,000,000	3.8%	Sep 2021	55,000,000	2.8%
Term loan	Sep 2022		50,000,000	3.8%	Sep 2022	50,000,000	2.9%
Fixed-rate (b):
Term loan	Feb 2021		75,000,000	3.6%	Feb 2021	75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%	Feb 2022	50,000,000	3.0%
Term loan	Sep 2022	(c)	50,000,000	2.8%	Feb 2020	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%	Apr 2023	100,000,000	3.2%
Term loan	Sep 2024	(d)	75,000,000	3.3%	Feb 2019	75,000,000	3.3%
Term loan	Jul 2025		75,000,000	4.6%	n/a	-	n/a
			628,370,000	3.6%		582,994,000	3.4%
Unamortized premium			-			536,000
Unamortized issuance costs			(3,536,000)			(3,405,000)
			$624,834,000			$580,125,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.
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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Mortgage Loans Payable

During 2018 and 2017, the Company repaid the following mortgage loans payable:

		Principal payoff
Property	Repayment date	amount
East River Park	August 10, 2018	$18,772,000
Colonial Commons	August 24, 2018	$24,108,000
Shoppes at Arts District	August 24, 2018	$8,114,000
The Point	September 6, 2018	$27,003,000
Metro Square	November 3, 2017	$7,102,000

During 2018 and 2017, in connection with these repayments, the Company incurred charges relating to early extinguishment of mortgage loans payable (prepayment penalties and accelerated amortization of deferred financing costs) of $4.8 million and $0.1 million, respectively, included in continuing operations.

Unsecured Revolving Credit Facility and Term Loans

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022.  The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 basis points (“bps”) to 195 bps (135 bps at December 31, 2018) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at December 31, 2018), each based on the Company’s leverage ratio. As of December 31, 2018, the Company had $132.2 million available for additional borrowings under the revolving credit facility.

On July 24, 2018, the Company closed a new $75.0 million unsecured term loan maturing on July 24, 2025 (all of which was borrowed on September 28, 2018). Interest on borrowings under the term loan can range from LIBOR plus 170 to 225 bps (170 bps at December 31, 2018) based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rate to a fixed rate through its maturity.

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

On April 26, 2016, the Company closed a new $100 million unsecured term loan maturing on April 26, 2023 (all of which was borrowed on September 30, 2016). Interest on borrowings under the term loan can range from LIBOR plus 165 to 225 bps (165 bps on December 31, 2018), based on the Company’s leverage ratio. Additionally, the Company entered into a forward interest rate swap agreement which converts the LIBOR rate to a fixed rate for the term loan beginning November 1, 2016 through its maturity.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt. As of December 31, 2018, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and terms loans are based on the Company’s leverage ratio.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Scheduled Principal Payments

Scheduled principal payments on a mortgage loan payable, capital lease obligation, unsecured term loans, and the unsecured credit facility at December 31, 2018, due on various dates from 2021 to 2050, are as follows:

	Mortgage Loan	Capital Lease	Revolving		Term		Unamortized
Year	Payable	Obligation	Credit Facility		Loans	Total	Issuance Costs	Total
2019	$995,000	$32,000	$-		$-	$1,027,000	$(767,000)	$260,000
2020	1,034,000	33,000	-		-	1,067,000	(767,000)	300,000
2021	1,074,000	35,000	100,000,000	(a)	75,000,000	176,109,000	(648,000)	175,461,000
2022	1,116,000	37,000	-		150,000,000	151,153,000	(499,000)	150,654,000
2023	1,160,000	39,000	-		100,000,000	101,199,000	(274,000)	100,925,000
Thereafter	42,295,000	5,520,000	-		150,000,000	197,815,000	(581,000)	197,234,000
	$47,674,000	$5,696,000	$100,000,000		$475,000,000	$628,370,000	$(3,536,000)	$624,834,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.

Derivative Financial Instruments

At December 31, 2018, the Company had $8.9 million included in other assets and deferred charges, net, in addition to $1.6 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $2.2 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at December 31, 2018 and December 31, 2017:

December 31, 2018
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$8,871,000	2019-2024	Other assets and deferred charges, net
Qualifying	Interest rate swaps	2	$1,576,000	2025	Accounts payable and accrued liabilities

December 31, 2017
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	6	$6,394,000	2019-2024	Other assets and deferred charges, net
Qualifying	Interest rate swaps	1	$511,000	2021	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at December 31, 2018 and December 30, 2017 were $425.0 million and $350.0 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity 2018, 2017 and 2016, respectively:

		Gain recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Years ended December 31,
Cash flow	Derivative	2018	2017	2016
Qualifying	Interest rate swaps	$2,185,000	$2,492,000	$1,162,000

		Gain (loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Years ended December 31,
	Classification	2018	2017	2016
	Continuing Operations	$667,000	$(2,345,000)	$(3,739,000)

As of December 31, 2018, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Note 9. Intangible Lease Asset/Liability

Unamortized intangible lease liabilities that relate to below-market leases amounted to $13.2 million and $17.7 million at December 31, 2018 and December 31, 2017, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.6 million and $0.6 million at December 31, 2018 and December 31, 2017, respectively.

The unamortized balance of intangible lease liabilities at December 31, 2018 is net of accumulated amortization of $39.9 million, and will be credited to future operations as follows:

2019	$2,538,000
2020	1,626,000
2021	1,265,000
2022	1,199,000
2023	1,125,000
Thereafter	5,456,000
$13,209,000

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

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York. The terms of the lease, which will expire in February 2020, provide for future minimum rents as follows:  2019 - $517,000 and 2020 - $86,000. In addition, several of the Company’s properties and portions of several others are owned subject to operating leases which provide for annual

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

payments subject, in certain cases, to cost-of-living adjustments, as follows: 2019 - $1.1 million, 2020 - $1.0 million, 2021 - $1.0 million, 2022 - $1.0 million, 2023 - $1.0 million, and thereafter - $31.1 million.

Rent expense was $1.1 million, $1.1 million and $1.5 million for 2018, 2017 and 2016, respectively.

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

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	December 31, 2018		December 31, 2017
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	3,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	3,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$82,734,000	124,774,000

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

On December 15, 2017, the Company concluded a public offering of 2,000,000 shares of Series C Preferred Stock at $25.00 per share, and realized net proceeds, after offering expenses, of approximately $48.1 million. On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

Common Stock

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorizes the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions from time to time over the next 12 months. During 2018, the Company repurchased approximately 772,000 shares at a weighted average price per share of $3.02. Subsequent to December 31, 2018, the Company repurchased an additional 2,050,000 shares at a weighted average price per share of $3.34.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

On August 1, 2016, the Company entered into a forward sales agreement to issue 5,750,000 common shares, which the Company settled on August 1, 2017, for net proceeds of $43.2 million.

    The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) which offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock. Such purchases are at 100% of market value. There were no significant transactions under the DRIP during 2018 and 2017. At December 31, 2018, there remained 2,836,000 shares authorized under the DRIP.

 Dividends

The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2018	2017	2016
Common stock	$0.200	$0.200	$0.200
7.25% Series B Preferred Stock	$1.812	$1.812	$1.812
6.50% Series C Preferred Stock	$1.625	$0.388	$-

At December 31, 2018 and 2017, there were $1.2 million and $1.6 million, respectively, of accrued preferred stock dividends.

On January 16, 2019, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125  and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on February 20, 2019 to shareholders of record on February 8, 2019.

Note 12. Revenues

Rents for 2018, 2017 and 2016, respectively, are comprised of the following:

	Years ended December 31,
	2018	2017	2016
Base rents	$107,630,000	$108,998,000	$114,655,000
Percentage rent	725,000	896,000	654,000
Straight-line rents	1,142,000	864,000	38,000
Amortization of intangible lease liabilities, net	4,361,000	2,518,000	2,751,000
Total rents	$113,858,000	$113,276,000	$118,098,000

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2018 are approximately as follows (excluding those base rents applicable to properties classified as real estate held for sale):

2019	$101,244,000
2020	89,291,000
2021	75,240,000
2022	63,577,000
2023	56,443,000
Thereafter	204,677,000
$590,472,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such additional revenue amounts aggregated approximately $34.1 million, $32.1 million and $32.7 million for 2018, 2017 and 2016, respectively. Such amounts do not include amortization of intangible lease liabilities.

Note 13. 401(k) Retirement Plan

The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $371,000, $330,000, and $293,000 for 2018, 2017, and 2016, respectively.

Note 14. Share-Based Compensation

The following tables set forth certain share-based compensation information for 2018, 2017, and 2016, respectively:

	Years ended December 31,
	2018		2017	2016
Expense relating to share/unit grants	$4,217,000		$3,820,000	$3,141,000	(a)
Amounts capitalized	(454,000)		(268,000)	(211,000)
Total charged to operations	$3,763,000		$3,552,000	$2,930,000

			Weighted average
	Shares		grant date value
Unvested shares/units, December 31, 2017	3,791,000		$5.27
Restricted share/unit grants	3,111,000	(b)	$3.89
Vested during period	(1,729,000)		$5.24
Forfeitures/cancellations	(1,263,000)		$4.41
Unvested shares/units, December 31, 2018	3,910,000		$4.46

(a)	Net of an expense reduction of $267,000 relating to a forfeiture of restricted shares in connection with an employment termination.
(b)	Includes 250,000 shares which were granted to the Company’s President and Chief Executive Officer (“CEO”) on January 1, 2019 (see below).

At December 31, 2018, approximately 0.9 million shares remained available for grants pursuant to the 2017 Plan and, at that date, there remained an aggregate of $11.9 million applicable to all grants and awards to be expensed over a weighted average period of 3.5 years.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

Excluding the grants relating to the Company’s President and CEO (see below), during 2018, there were 610,000 time-based restricted shares issued, with a weighted average grant date fair value of $4.93 per share. During 2017, there were 305,000 time-based restricted shares issued, with a weighted average grant date fair value of $6.20 per share. During 2016, there were 491,000 time-based restricted shares granted, with a weighted average grant date fair value of $6.87 per share.

The total fair values of shares vested during 2018, 2017, and 2016 were $7,556,000, $890,000, and $811,000, respectively.

President and CEO Employment Contract

Upon employment on June 15, 2011, the Company’s President and CEO received restricted share grants totaling 2,500,000 shares, one-half of which was time-based, vesting upon the seventh anniversary of the date of grant (June 15, 2018), and the other half market performance-based, to be earned if the total annual return on an investment in the Company’s common stock (“TSR”) was at least an average of 6.5% per year for the seven years ended June 15, 2018. On June 15, 2018, the 1,250,000 time-based shares vested and the 1,250,000 market performance-based shares were forfeited as the market performance criteria was not achieved.

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

In addition, on June 15, 2018, the Company’s President and CEO was also granted a market performance-based equity award of 1,500,000 restricted stock units (“RSUs”) and 1,500,000 dividend equivalent rights of the Company. Each RSU represents a contingent right to receive one common share if certain market performance criteria are achieved. During the three years ending June 15, 2021 (the “Interim Performance Period”), a maximum of 750,000 shares can be earned. Any portion of the market performance based equity award that is not earned as of the end of the Interim Performance Period will be carried forward for calculation for the five years ending June 15, 2023 (the “Full Performance Period”). The percentage of the market performance-based equity award to be earned will be determined based on the Company’s average annual TSR over the Interim Performance Period and/or over the Full Performance Period as follows: if average annual TSR (1) is below 4%, the percentage of grant earned would be 0%, (2) equals 4%, the percentage of grant earned would be 33.3%, (3) equals 6.5%, the percentage of grant earned would be 66.7%, and (4) equals 10% or above, the percentage of grant earned would be 100%. Linear interpolation shall be applied to determine the percentage of the market performance-based equity award that is earned where the average annual TSR over the performance period falls between the percentages set forth above. An independent appraisal determined the value of the market performance-based equity award for the interim and full performance periods to be $3.30 and $2.97 per share, respectively, compared to a market price at the date of grant of $4.38 per share.

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

Note 15. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2018, 2017 and 2016, the Company had 3.0 million, 3.8 million and 3.6 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the 2018, 2017 and 2016, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2018

	Years ended December 31,
	2018	2017	2016
Numerator
Net income	$4,358,000	$19,653,000	$8,764,000
Preferred stock dividends	(10,863,000)	(13,652,000)	(14,408,000)
Preferred stock redemptions costs	(3,507,000)	(7,890,000)	-
Net (income) loss attributable to noncontrolling interests	(469,000)	(510,000)	179,000
Net earnings allocated to unvested shares	(628,000)	(754,000)	(715,000)
Net loss attributable to vested common shares	$(11,109,000)	$(3,153,000)	$(6,180,000)
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	88,420,000	84,168,000	81,672,000
Net loss per common share attributable to common shareholders, basic and diluted	$(0.13)	$(0.04)	$(0.08)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For 2018, no restricted stock units would have been issuable under the Company’s President and CEO market performance-based equity award (see Note 14 – “Share-Based Compensation”) had the measurement period ended on December 31, 2018, therefore this market performance-based equity award had no impact in calculating diluted EPS. For 2017, the 5,750,000 common shares that were subject to a forward sale agreements have been excluded from the denominator prior to their issuance on August 1, 2017, as they were anti-dilutive using the treasury stock method. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 429,000, 350,000 and 352,000 for 2018, 2017 and 2016, respectively.

Note 16. Selected Quarterly Financial Data (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2018
Revenues	$37,568,000	$41,350,000	$36,170,000	$36,932,000
Net (loss) income	$(16,620,000)	$9,937,000	$6,305,000	$4,736,000
Net (loss) income attributable to common shareholders	$(22,974,000)	$7,089,000	$3,472,000	$1,932,000
Per common share (basic and diluted) (a)	$(0.26)	$0.08	$0.04	$0.02

2017
Revenues	$36,774,000	$35,699,000	$36,398,000	$37,137,000
Net income (loss)	$11,945,000	$(4,389,000)	$6,417,000	$5,680,000
Net income (loss) attributable to common shareholders	$8,174,000	$(8,076,000)	$(5,125,000)	$2,628,000
Per common share (basic and diluted) (a)	$0.10	$(0.10)	$(0.06)	$0.03

Note 17. Subsequent Events

In determining subsequent events, management reviewed all activity from January 1, 2019 through the date of filing this Annual Report on Form 10-K.

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Academy Plaza	PA	2001	100%	1965/2013	137,415	$2,406,000	$9,623,000
Big Y Shopping Center	CT	2013	100%	2007	101,105	11,272,000	23,395,000
Camp Hill	PA	2002	100%	1958/2005	423,671	4,460,000	17,857,000
Carmans Plaza	NY	2007	100%	1954/2007	195,283	8,539,000	35,804,000
Christina Crossing	DE	2017	100%	2008	119,353	4,341,000	23,227,000
Coliseum Marketplace	VA	2005	100%	1987/2012	106,648	2,924,000	14,416,000
Colonial Commons	PA	2011	100%	2011/2013	408,642	9,367,000	37,496,000
Crossroads II	PA	2008	60%	2009	133,717	15,383,000	-
East River Park	DC	2015	100%	1946-1996	150,038	9,143,000	30,893,000
Elmhurst Square	VA	2006	100%	1961-1983	66,254	1,371,000	5,994,000
Fairview Commons	PA	2007	100%	1976/2003	52,964	858,000	3,568,000
Fieldstone Marketplace	MA	2005/2012	100%	1988/2003	150,123	5,229,000	21,440,000
Fort Washington Center	PA	2002	100%	2003	41,000	2,462,000	-
Franklin Village Plaza (a)	MA	2004/2012	100%	1987/2005	303,524	14,270,000	61,915,000
General Booth Plaza	VA	2005	100%	1985	71,639	1,935,000	9,493,000
Glen Allen Shopping Center	VA	2005	100%	2000	63,328	6,769,000	683,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,790	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	130,264	3,070,000	12,320,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Square	PA	2004	100%	1993/2010	99,580	1,153,000	4,678,000
Jordan Lane	CT	2005	100%	1969/1991	177,504	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985/2013	79,512	2,207,000	11,000,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Lawndale Plaza	PA	2015	100%	1998	92,773	3,635,000	21,854,000
Meadows Marketplace	PA	2004/2012	100%	2005	91,518	1,914,000	-
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000
Newport Plaza	PA	2003	100%	1996	64,489	1,721,000	7,758,000
New London Mall	CT	2009	100%	1967/1997	259,566	14,891,000	24,967,000
Northside Commons	PA	2008	100%	2009	69,136	3,332,000	-
Norwood Shopping Center	MA	2006	100%	1965/2013	97,756	1,874,000	8,453,000
Oak Ridge Shopping Center	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/2013	90,100	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960's/2004	58,224	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/2012	111,051	1,488,000	6,566,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	86,089	2,010,000	6,489,000
Port Richmond Village	PA	2001	100%	1988	125,578	2,942,000	11,769,000
Quartermaster Plaza	PA	2014	100%	2004	456,602	37,031,000	54,210,000
River View Plaza	PA	2003	100%	1991/1998	236,217	9,718,000	40,356,000
San Souci Plaza	MD	2009	40%	1985 - 1997	264,134	14,849,000	18,445,000
Senator Square	DC	2018	100%	1946 - 2005	61,691	-	5,327,000
Shoppes at Arts District	DC	2016	100%	2011	35,676	2,247,000	18,616,000
South Philadelphia	PA	2003	100%	1950/2003	251,881	8,222,000	36,314,000
Southington Center	CT	2003	100%	1972/2000	155,842	-	11,834,000
Suffolk Plaza	VA	2005	100%	1984	67,216	1,402,000	7,236,000
Swede Square	PA	2003	100%	1980/2012	100,816	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990/2012	227,598	7,632,000	29,308,000
The Commons	PA	2004	100%	2003	203,309	3,098,000	14,047,000
The Point	PA	2000	100%	1972/2012	268,037	2,700,000	10,800,000
The Shops at Bloomfield Station	NJ	2016	100%	2015	63,844	625,000	17,674,000
The Shops at Suffolk Downs	MA	2005	100%	2005/2011	121,320	7,580,000	11,089,000
Timpany Plaza	MA	2007	100%	1970's-1989	183,775	3,412,000	19,240,000
Trexler Mall	PA	2005	100%	1973/2013	337,297	6,932,000	32,815,000
Trexlertown Plaza	PA	2006	100%	1990/2011	325,171	13,349,000	23,867,000
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,394	2,061,000	7,314,000
Webster Plaza	MA	2007	100%	1960's-2004	98,984	3,551,000	18,412,000
Yorktowne Plaza	MD	2007	100%	1970/2000	158,982	5,940,000	25,505,000
Other	n/a	n/a	100%	n/a	-	1,965,000	-
Total Portfolio					8,729,428	$297,774,000	$922,425,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2018
	cost		Building and		Accumulated
Property	capitalized (b)	Land	improvements	Total	depreciation
Academy Plaza	$4,900,000	$2,406,000	$14,523,000	$16,929,000	$5,756,000
Big Y Shopping Center	260,000	10,268,000	24,659,000	34,927,000	4,135,000
Camp Hill	39,918,000	4,093,000	58,142,000	62,235,000	21,093,000
Carmans Plaza	12,689,000	8,421,000	48,611,000	57,032,000	11,730,000
Christina Crossing	638,000	4,341,000	23,865,000	28,206,000	1,707,000
Coliseum Marketplace	5,551,000	3,586,000	19,305,000	22,891,000	7,396,000
Colonial Commons	5,673,000	9,367,000	43,169,000	52,536,000	13,251,000
Crossroads II	29,440,000	17,671,000	27,152,000	44,823,000	6,611,000
East River Park	3,376,000	9,398,000	34,014,000	43,412,000	4,169,000
Elmhurst Square	829,000	1,371,000	6,823,000	8,194,000	2,158,000
Fairview Commons	376,000	858,000	3,944,000	4,802,000	1,160,000
Fieldstone Marketplace	2,909,000	5,167,000	24,411,000	29,578,000	9,162,000
Fort Washington Center	5,800,000	2,462,000	5,800,000	8,262,000	2,400,000
Franklin Village Plaza (a)	4,657,000	14,681,000	66,161,000	80,842,000	14,743,000
General Booth Plaza	(526,000)	1,935,000	8,967,000	10,902,000	2,950,000
Glen Allen Shopping Center	(212,000)	5,367,000	1,873,000	7,240,000	617,000
Gold Star Plaza	655,000	1,644,000	7,174,000	8,818,000	3,011,000
Golden Triangle	9,584,000	2,320,000	19,297,000	21,617,000	9,120,000
Groton Shopping Center	8,510,000	3,113,000	20,787,000	23,900,000	5,072,000
Halifax Plaza	506,000	1,347,000	6,370,000	7,717,000	2,707,000
Hamburg Square	5,590,000	1,153,000	10,268,000	11,421,000	3,589,000
Jordan Lane	796,000	4,291,000	21,972,000	26,263,000	7,270,000
Kempsville Crossing	(3,087,000)	2,207,000	7,913,000	10,120,000	2,898,000
Kings Plaza	1,494,000	2,408,000	14,103,000	16,511,000	3,541,000
Lawndale Plaza	687,000	3,635,000	22,541,000	26,176,000	3,409,000
Meadows Marketplace	11,444,000	1,914,000	11,444,000	13,358,000	3,732,000
Metro Square	(221,000)	5,250,000	9,991,000	15,241,000	3,002,000
Newport Plaza	464,000	1,682,000	8,261,000	9,943,000	3,431,000
New London Mall	4,345,000	8,807,000	35,396,000	44,203,000	13,073,000
Northside Commons	10,011,000	3,379,000	9,964,000	13,343,000	2,344,000
Norwood Shopping Center	771,000	1,874,000	9,224,000	11,098,000	2,910,000
Oak Ridge Shopping Center	181,000	960,000	4,435,000	5,395,000	1,608,000
Oakland Commons	(344,000)	2,504,000	15,318,000	17,822,000	5,128,000
Oakland Mills	646,000	1,611,000	6,938,000	8,549,000	2,762,000
Palmyra Shopping Center	1,813,000	1,488,000	8,379,000	9,867,000	3,259,000
Pine Grove Plaza	1,028,000	2,010,000	7,517,000	9,527,000	2,836,000
Port Richmond Village	3,002,000	2,843,000	14,870,000	17,713,000	5,933,000
Quartermaster Plaza	2,020,000	37,031,000	56,230,000	93,261,000	8,806,000
Riverview Plaza	7,138,000	10,872,000	46,340,000	57,212,000	18,100,000
San Souci Plaza	5,145,000	13,406,000	25,033,000	38,439,000	11,515,000
Senator Square	41,000	-	5,368,000	5,368,000	186,000
Shoppes at Arts District	47,000	2,247,000	18,663,000	20,910,000	1,993,000
South Philadelphia	8,837,000	10,363,000	43,010,000	53,373,000	17,319,000
Southington Center	574,000	-	12,408,000	12,408,000	4,677,000
Suffolk Plaza	(1,271,000)	1,402,000	5,965,000	7,367,000	2,006,000
Swede Square	6,118,000	2,272,000	12,346,000	14,618,000	5,612,000
The Brickyard	4,329,000	7,648,000	33,621,000	41,269,000	11,008,000
The Commons	3,490,000	3,098,000	17,537,000	20,635,000	5,737,000
The Point	14,981,000	2,996,000	25,485,000	28,481,000	10,611,000
The Shops at Bloomfield Station	177,000	625,000	17,851,000	18,476,000	1,560,000
The Shops at Suffolk Downs	10,076,000	7,580,000	21,165,000	28,745,000	6,723,000
Timpany Plaza	1,811,000	3,368,000	21,095,000	24,463,000	5,767,000
Trexler Mall	8,394,000	6,932,000	41,209,000	48,141,000	14,428,000
Trexlertown Plaza	30,109,000	13,351,000	53,974,000	67,325,000	11,592,000
Valley Plaza	1,620,000	1,950,000	9,386,000	11,336,000	3,853,000
Washington Center Shoppes	5,079,000	2,000,000	12,454,000	14,454,000	5,528,000
Webster Plaza	4,784,000	4,082,000	22,665,000	26,747,000	5,983,000
Yorktowne Plaza	709,000	5,801,000	26,353,000	32,154,000	9,258,000
Other	122,000	878,000	1,209,000	2,087,000	34,000
Total Portfolio	$288,483,000	$295,734,000	$1,212,948,000	$1,508,682,000	$361,969,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

The changes in real estate and accumulated depreciation for the years ended December 31, 2018, 2017 and 2016, respectively, are as follows:

Cost	2018		2017	2016
Balance, beginning of the year	$1,534,599,000		$1,496,429,000	$1,550,027,000
Properties transferred to held for sale	(61,505,000)		(15,971,000)	(96,596,000)
Property acquisitions	6,481,000		30,997,000	39,456,000
Property dispositions	—		(4,332,000)	—
Improvements and betterments	29,107,000		29,752,000	15,672,000
Write-off fully-depreciated assets	—		(2,276,000)	(12,130,000)
Balance, end of the year	$1,508,682,000	(c)	$1,534,599,000	$1,496,429,000

Accumulated depreciation
Balance, beginning of the year	$341,943,000		$313,070,000	$300,832,000
Properties transferred to held for sale	(14,886,000)		(4,131,000)	(11,280,000)
Property dispositions	—		(1,048,000)	—
Depreciation expense (d)	34,912,000		36,328,000	35,648,000
Write-off fully-depreciated assets	—		(2,276,000)	(12,130,000)
Balance, end of the year	$361,969,000		$341,943,000	$313,070,000

Net book value	$1,146,713,000		$1,192,656,000	$1,183,359,000

(a)	Amount of encumbrance totals $47.7 million at December 31, 2018.
(b)	Negative amounts represent write-offs of fully depreciated assets.
(c)	At December 31, 2018, the aggregate cost for federal income tax purposes was approximately $34.1 million greater than the Company's recorded values.
(d)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of December 31, 2018, and have concluded that such disclosure controls and procedures are effective.

During the three months ended December 31, 2018, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – 2013 Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Cedar Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cedar Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cedar Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule listed in the Index at Item 15(a) and our report dated February 14, 2019 expressed an unqualified opinion thereon.

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
February 14, 2019

Items 9B.	Other Information

None.

Part III.

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from the Company’s definitive proxy statement, which we expect to file in March 2019 (and in any event not later than 120 days after the close of our fiscal year), for the 2019 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 10.	Directors, Executive Officers and Corporate Governance

This item is incorporated by reference to the definitive proxy statement for the 2019 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation

This item is incorporated by reference to the definitive proxy statement for the 2019 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the definitive proxy statement for the 2019 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the definitive proxy statement for the 2019 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

This item is incorporated by reference to the definitive proxy statement for the 2019 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	1. Financial Statements

The response to this portion of Item 15 is included in Item 8 of this report.

2.	Financial Statement Schedules

The response to this portion of Item 15 is included in Item 8 of this report.

3.	Exhibits

Item	Title or Description

3.1.a	Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2013.

3.1.b	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.2 of Form 8-A filed on August 18, 2017.

3.1.c	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 22, 2017.

3.1.d	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 15, 2017.

3.1.e	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 7, 2018.

3.2	Amended and Restated By-laws of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 7, 2018.

3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11/A filed on October 14, 2003.

3.3.b

Amendment No. 1 to Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.5 of the Registration Statement on Form S-11/A filed on October 14, 2003.

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

3.3.f	Amendment No. 5 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 16, 2012.

3.3.g	Amendment No. 6 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 29, 2012.

3.3.h	Amendment No. 7 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 14, 2012.

3.3.i	Amendment No. 8 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on November 21, 2012.

3.3.j	Amendment No. 9 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on February 11, 2013.

3.3.k	Amendment No. 10 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on August 22, 2017.

Item	Title or Description
3.3.l	Amendment No. 11 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on December 15, 2017.

10.1.a*	Cedar Realty Trust, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit A of the Definitive Proxy Statement filed on April 25, 2012.

10.1.b*	Cedar Realty Trust, Inc. 2017 Stock Incentive Plan, incorporated by reference to Annex A of the Definitive Proxy Statement filed on March 23, 2017.

10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

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

10.3.b*

Amended and Restated Employment Agreement between Cedar Realty Trust, Inc. and Philip Mays, dated effective as of June 6, 2018, incorporated by reference to Exhibit 10.1 of Form 8-K filed on January 3, 2019.

10.3.c*

Amended and Restated Employment Agreement between Cedar Realty Trust, Inc. and Robin McBride Zeigler, dated as of August 4, 2016, incorporated by reference to Exhibit 10.5 of Form 10-Q for the quarterly period ended September 30, 2016.

10.4.a.1

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

10.4.a.2	First Amendment to Fourth Amended and Restated Loan Agreement, dated as of July 24, 2018, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2018.

10.4.b

Third Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of July 24, 2018 incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2018.

10.4.c.1

Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., Regions Bank and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of April 26, 2016 incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended March 31, 2016.

Item	Title or Description
10.4.c.2	First Amendment to Loan Agreement, dated as of July 15, 2016 incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2016.

10.4.c.3	Second Amendment to Loan Agreement, dated as of July 24, 2018, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended June 30, 2018.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.
(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a)(3) above.

(c)	The following financial statement schedules are filed as part of the report:

The response to this portion of Item 15 is included in Item 15(a)(2) above.

Item 16.	Form 10-K Summary

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

February 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

/s/ ABRAHAM EISENSTAT	/s/ GREGG GONSALVES
Abraham Eisenstat	Gregg Gonsalves
Director	Director

/s/ PAMELA N. HOOTKIN	/s/ SABRINA L. KANNER
Pamela N. Hootkin	Sabrina L. Kanner
Director	Director

/s/ STEVEN G. ROGERS	/s/ BRUCE J. SCHANZER
Steven G. Rogers	Bruce J. Schanzer
Director	Director
/s/ ROGER M. WIDMANN
Roger M. Widmann
Director

February 14, 2019