Form 10-Q
period 2019-03-31
CEDAR REALTY TRUST, INC.
filed 2019-05-02
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

(516) 767-6492

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Trading Symbol(s)
Common Stock, $0.06 par value	New York Stock Exchange	CDR
7-1/4% Series B Cumulative Redeemable Preferred Stock, $25.00 Liquidation Value	New York Stock Exchange	CDRpB
6-1/2% Series C Cumulative Redeemable Preferred Stock, $25.00 Liquidation Value	New York Stock Exchange	CDRpC

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

At April 30, 2019, there were 89,024,507  shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the Company’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors which could cause actual results to differ materially from current expectations include, but are not limited to:  adverse general economic conditions in the United States and uncertainty in the credit and retail markets; financing risks, such as the inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability; risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, tenant bankruptcies, adverse impact of internet sales demand, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; risks endemic to real estate and the real estate industry generally; the impact of the Company’s level of indebtedness on operating performance; inability of tenants to meet their rent and other lease obligations; adverse impact of new technology and e-commerce developments on the Company’s tenants; competitive risk; risks related to the geographic concentration of the Company’s properties in the Washington, D.C. to Boston corridor; the effects of natural and other disasters; the inability of the Company to realize anticipated returns from its redevelopment activities; and the risk factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Real estate:
Land	$291,869,000	$295,734,000
Buildings and improvements	1,209,739,000	1,212,948,000
	1,501,608,000	1,508,682,000
Less accumulated depreciation	(366,470,000)	(361,969,000)
Real estate, net	1,135,138,000	1,146,713,000

Real estate held for sale	13,151,000	11,592,000
Cash and cash equivalents	25,000	1,977,000
Receivables	23,322,000	21,977,000
Other assets and deferred charges, net	50,743,000	40,642,000
TOTAL ASSETS	$1,222,379,000	$1,222,901,000

LIABILITIES AND EQUITY
Mortgage loan payable	$47,083,000	$47,315,000
Capital lease obligation	5,381,000	5,387,000
Unsecured revolving credit facility	102,000,000	100,000,000
Unsecured term loans	472,309,000	472,132,000
Accounts payable and accrued liabilities	40,551,000	26,142,000
Unamortized intangible lease liabilities	12,564,000	13,209,000
Total liabilities	679,888,000	664,185,000

Commitments and contingencies	-	-

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($.06 par value, 150,000,000 shares authorized, 89,037,000 and 90,436,000 shares, issued and outstanding, respectively)	5,342,000	5,426,000
Treasury stock (3,093,000 and 2,971,000 shares, respectively, at cost)	(16,550,000)	(16,572,000)
Additional paid-in capital	869,529,000	875,565,000
Cumulative distributions in excess of net income	(480,502,000)	(475,726,000)
Accumulated other comprehensive income	1,782,000	7,191,000
Total Cedar Realty Trust, Inc. shareholders' equity	539,142,000	555,425,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	(7,000)	(112,000)
Limited partners' OP Units	3,356,000	3,403,000
Total noncontrolling interests	3,349,000	3,291,000
Total equity	542,491,000	558,716,000
TOTAL LIABILITIES AND EQUITY	$1,222,379,000	$1,222,901,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2019	2018
REVENUES
Rental revenues	$36,592,000	$37,447,000
Other	291,000	121,000
Total revenues	36,883,000	37,568,000
EXPENSES
Operating, maintenance and management	7,967,000	7,794,000
Real estate and other property-related taxes	5,210,000	5,079,000
General and administrative	4,798,000	4,494,000
Depreciation and amortization	10,129,000	10,054,000
Total expenses	28,104,000	27,421,000

OTHER
Gain on sale	101,000	-
Impairment charges	-	(21,396,000)
Total other	101,000	(21,396,000)

OPERATING INCOME (LOSS)	8,880,000	(11,249,000)

NON-OPERATING INCOME AND EXPENSES
Interest expense	(5,891,000)	(5,371,000)
Total non-operating income and expenses	(5,891,000)	(5,371,000)

NET INCOME (LOSS)	2,989,000	(16,620,000)

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(105,000)	(135,000)
Limited partners' interest in Operating Partnership	(2,000)	87,000
Total net (income) attributable to noncontrolling interests	(107,000)	(48,000)

NET INCOME (LOSS) ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	2,882,000	(16,668,000)

Preferred stock dividends	(2,688,000)	(2,799,000)
Preferred stock redemption costs	-	(3,507,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$194,000	$(22,974,000)

NET INCOME (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED)	$0.00	$(0.26)

Weighted average number of common shares - basic and diluted	86,580,000	87,623,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited)

	Three months ended March 31,
	2019	2018

Net income (loss)	$2,989,000	$(16,620,000)

Other comprehensive income - unrealized (loss) gain on change in fair value of cash flow hedges	(5,442,000)	5,890,000

Comprehensive (loss)	(2,453,000)	(10,730,000)

Comprehensive (income) attributable to noncontrolling interests	(74,000)	(70,000)

Comprehensive (loss) attributable to Cedar Realty Trust, Inc.	$(2,527,000)	$(10,800,000)

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Three months ended March 31, 2019

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2018	6,450,000	$159,541,000	90,436,000	$5,426,000	$(16,572,000)	$875,565,000	$(475,726,000)	$7,191,000	$555,425,000
Prior period adjustment - adoption of lease accounting standard	—	—	—	—	—	—	(515,000)	—	(515,000)
Balance, December 31, 2018, restated	6,450,000	159,541,000	90,436,000	5,426,000	(16,572,000)	875,565,000	(476,241,000)	7,191,000	554,910,000
Net income	—	—	—	—	—	—	2,882,000	—	2,882,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(5,409,000)	(5,409,000)
Share-based compensation, net	—	—	650,000	39,000	22,000	692,000	—	—	753,000
Common stock sales, net of issuance expenses	—	—	1,000	—	—	5,000	—	—	5,000
Common stock repurchases	—	—	(2,050,000)	(123,000)	—	(6,721,000)	—	—	(6,844,000)
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,455,000)	—	(4,455,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(12,000)	—	—	(12,000)
Balance, March 31, 2019	6,450,000	$159,541,000	89,037,000	$5,342,000	$(16,550,000)	$869,529,000	$(480,502,000)	$1,782,000	$539,142,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2018	$(112,000)	$3,403,000	$3,291,000	$558,716,000
Prior period adjustment - adoption of lease accounting standard	—	—	—	(515,000)
Balance, December 31, 2018, restated	(112,000)	3,403,000	3,291,000	558,201,000
Net income	105,000	2,000	107,000	2,989,000
Unrealized (loss) on change in fair value of cash flow hedges	—	(33,000)	(33,000)	(5,442,000)
Share-based compensation, net	—	—	—	753,000
Common stock sales, net of issuance expenses	—	—	—	5,000
Common stock repurchases	—	—	—	(6,844,000)
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(28,000)	(28,000)	(4,483,000)
Reallocation adjustment of limited partners' interest	—	12,000	12,000	—
Balance, March 31, 2019	$(7,000)	$3,356,000	$3,349,000	$542,491,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Three months ended March 31, 2018

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2017	8,450,000	$207,508,000	91,317,000	$5,479,000	$(18,463,000)	$875,062,000	$(446,944,000)	$5,694,000	$628,336,000
Net (loss) income	—	—	—	—	—	—	(16,668,000)	—	(16,668,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	5,868,000	5,868,000
Share-based compensation, net	—	—	393,000	24,000	5,000	222,000	—	—	251,000
Redemptions of Series B Shares	(2,000,000)	(47,967,000)	—	—	—	1,458,000	(3,507,000)	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,799,000)	—	(2,799,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,595,000)	—	(4,595,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	184,000	—	—	184,000
Balance, March 31, 2018	6,450,000	$159,541,000	91,710,000	$5,503,000	$(18,458,000)	$876,927,000	$(474,513,000)	$11,562,000	$560,562,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2017	$(609,000)	$2,384,000	$1,775,000	$630,111,000
Net (loss) income	135,000	(87,000)	48,000	(16,620,000)
Unrealized gain on change in fair value of cash flow hedges	—	22,000	22,000	5,890,000
Share-based compensation, net	—	—	—	251,000
Redemptions of Series B Shares	—	—	—	(50,016,000)
Common stock sales, net of issuance expenses			—	1,000
Preferred stock dividends	—	—	—	(2,799,000)
Distributions to common shareholders/noncontrolling interests	—	(17,000)	(17,000)	(4,612,000)
Reallocation adjustment of limited partners' interest	—	(184,000)	(184,000)	—
Balance, March 31, 2018	$(474,000)	$2,118,000	$1,644,000	$562,206,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$2,989,000	$(16,620,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale	(101,000)	—
Impairment charges	—	21,396,000
Straight-line rents and expenses, net	(166,000)	(245,000)
Provision for doubtful accounts	50,000	502,000
Depreciation and amortization	10,129,000	10,054,000
Amortization of intangible lease liabilities, net	(591,000)	(669,000)
Expense relating to share-based compensation, net	1,015,000	974,000
Amortization of premium on mortgage loan payable	—	(32,000)
Amortization of deferred financing costs	330,000	292,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(1,573,000)	(2,831,000)
Prepaid expenses and other	(1,521,000)	(2,656,000)
Accounts payable and accrued liabilities	(1,394,000)	(97,000)
Net cash provided by operating activities	9,167,000	10,068,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(8,768,000)	(6,277,000)
Net proceeds from sales of real estate	9,912,000	—
Net cash provided by / (used in) investing activities	1,144,000	(6,277,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(2,000,000)	(6,500,000)
Advances under revolving credit facility	4,000,000	61,000,000
Mortgage repayments	(253,000)	(753,000)
Noncontrolling interests:
Distributions to limited partners	(28,000)	(17,000)
Redemptions of preferred stock	—	(50,016,000)
Common stock sales less issuance expenses, net	5,000	1,000
Common stock repurchases	(6,844,000)	—
Preferred stock dividends	(2,688,000)	(3,212,000)
Distributions to common shareholders	(4,455,000)	(4,595,000)
Net cash (used in) financing activities	(12,263,000)	(4,092,000)

Net (decrease) in cash, cash equivalents and restricted cash	(1,952,000)	(301,000)
Cash, cash equivalents and restricted cash at beginning of year	1,977,000	7,219,000
Cash, cash equivalents and restricted cash at end of period	$25,000	$6,918,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$25,000	$3,004,000
Restricted cash	—	3,914,000
Cash, cash equivalents and restricted cash	$25,000	$6,918,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At March 31, 2019, the Company owned and managed a portfolio of 56 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2019, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at March 31, 2019) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 553,000 OP Units outstanding at March 31, 2019 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash. Unless specifically noted otherwise, all references to OP Units exclude limited partnership units held by the Company.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The unaudited consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2019	2018
Supplemental disclosure of cash activities:
Cash paid for interest	$5,745,000	$5,303,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	258,000	358,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(unaudited)

Recently-Adopted Accounting Pronouncements

In February 2016, the FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance, effective for annual and interim reporting periods beginning on or after December 15, 2018, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less continue to be accounted for pursuant to existing guidance for operating leases. Based on the Company’s future obligations under its ground lease and executive office lease agreements for which the Company is the lessee, the newly adopted guidance resulted in the recognition of (1) right-of-use assets of $14.6 million included in other assets and deferred charges, net, and (2) right-of-use liabilities of $14.6 million included in accounts payable and accrued liabilities, on the Company’s consolidated balance sheet.  Additionally, the guidance requires that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. During the three months ended March 31, 2019, the Company expensed $0.7 million of leasing costs which would have previously been capitalized.

The FASB provided lessors with a practical expedient, elected by class of underlying asset, to account for lease and non-lease components as a single lease component if certain criteria are met. Lessors that make these elections are required to provide additional disclosures. The FASB provided an additional (and optional) transition method that allows entities to initially apply the guidance at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company applied both these practical expedients upon adoption. The practical expedient allowed the Company to not separate expenses reimbursed by customers from the associated rental revenue if certain criteria were met. The Company assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental expense recoveries are the same and, as the leases qualify as operating leases, the Company accounted for and presented rents and expense recoveries as a single component under rental revenues in the consolidated statement of operations for the three months ended March 31, 2019. As a result of the adoption of this practical expedient, the Company also presented $28.2 million of rents and $9.3 million of expense recoveries as a single component in the consolidated statement of operations for the three months ended March 31, 2018 to conform to the new 2019 presentation.

In November 2018, the FASB clarified the existing accounting treatment relating to receivables arising from operating leases, stating that such receivables are not within the scope of the expected credit loss standard and that impairment of receivables arising from operating leases should be accounted for in accordance with the recently-adopted lease accounting standard. This required the Company to review its existing lease portfolio to determine if all future lease payments are probable of collection and, if the Company determined that all future lease payments are not probable of collection, the Company will account for these leases on a cash basis. This required that all amounts that were historically recorded as bad debt expense, and previously included in operating expenses in the Company’s consolidated statement of operations, now be recorded as a direct reduction of rental revenues. As permitted by the standard upon adoption, the Company recorded a $0.5 million prior-period adjustment to opening equity which the Company has reflected in the consolidated statement of equity for the three months ended March 31, 2019.

In addition, the Company is also the lessee under various ground lease arrangements. The Company is not required to reassess the classification of existing ground leases where it is the lessee and therefore these leases will continue to be accounted for as operating leases. The guidance, effective January 1, 2019, did not have a material effect in the accounting for the Company’s lease revenues as lessee. In the event the Company modifies existing ground leases or enters into new ground leases after adoption of the new standard, such leases may be classified as finance leases.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(unaudited)

Note 3. Real Estate

Disposition

On February 15, 2019, the Company sold Maxatawny Marketplace, located in Maxatawny, Pennsylvania. The sales price for the property was $10.3 million, which resulted in a gain on sale of $0.1 million, which has been included in continuing operations in the accompanying consolidated statement of operations.

Real Estate Held for Sale

As of March 31, 2019, Carll’s Corner, located in Bridgeton, New Jersey, Fort Washington Center, located in Fort Washington, Pennsylvania, and Suffolk Plaza, located in Suffolk, Virginia, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

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

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturity.  As of March 31, 2019 and December 31, 2018, the fair value of the Company’s fixed rate mortgage loan payable, which was determined to be Level 3 within the valuation hierarchy, was $45.3 million and $44.4 million, respectively; the carrying value of such loan was $47.1 million and $47.3 million, respectively. As of March 31, 2019 and December 31, 2018, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair value of the Company’s mortgage note receivable and capital lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of March 31, 2019 and December 31, 2018, respectively.

The valuation of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of March 31, 2019, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for sale, which, if applicable, are measured on a nonrecurring basis, and have been determined to be (1) Level 2 within the valuation

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(unaudited)

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$701,000	$—	$—	$701,000
Deferred compensation liabilities (b)	$699,000	$—	$—	$699,000
Interest rate swaps asset (a)	$—	$4,688,000	$—	$4,688,000
Interest rate swaps liability (b)	$—	$2,853,000	$—	$2,853,000

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$616,000	$—	$—	$616,000
Deferred compensation liabilities (b)	$610,000	$—	$—	$610,000
Interest rate swaps asset (a)	$—	$8,871,000	$—	$8,871,000
Interest rate swaps liability (b)	$—	$1,576,000	$—	$1,576,000

(a) Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

 As of March 31, 2019, one retail property, totaling $1.8 million, was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using an income capitalization approach, consisting of a capitalization rate of 8.5%. In addition, real estate held for sale on the consolidated balance sheet as of March 31, 2019 includes the carrying values of two properties which were below their fair values.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(unaudited)

Note 5. Mortgage Loans Payable and Credit Facility

Debt and capital lease obligations are composed of the following at March 31, 2019:

			March 31, 2019
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgage	Jun 2026		$47,429,000	3.9%
Capital lease obligation	Sep 2050		5,688,000	5.3%
Unsecured credit facilities (a):
Variable-rate:
Revolving credit facility	Sep 2021	(b)	102,000,000	3.8%
Term loan	Sep 2022		50,000,000	4.0%
Fixed-rate (c):
Term loan	Feb 2021		75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%
Term loan	Sep 2022	(d)	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%
Term loan	Sep 2024		75,000,000	3.7%
Term loan	Jul 2025		75,000,000	4.6%
			630,117,000	3.6%
Unamortized issuance costs			(3,344,000)
			$626,773,000

(a)

Effective April 1, 2019, the weighted average interest rate for the Company’s unsecured credit facilities increased 14 basis points (“bps”) (ranging from an increase of 10 bps to 15 bps for each individual borrowing) as a result of a slight increase in the Company’s leverage ratio.

(b)	The revolving credit facility is subject to a one-year extension at the Company’s option.
(c)

The interest rates on these term loans consist of the London Interbank Offered Rate (“LIBOR”) plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

(d)

The current interest rate swap agreement expires in February 2020 at which time a new interest rate swap agreement will begin resulting in an effective interest ratio of 3.2%, based on the Company’s leverage ratio at March 31, 2019.

Unsecured Revolving Credit Facility and Term Loans

As of March 31, 2019, the Company had $105.2 million available for additional borrowings under its revolving credit facility. The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (135 bps at March 31, 2019) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at March 31, 2019), each based on the Company’s  leverage. Effective April 1, 2019, the weighted average interest rate for the Company’s unsecured credit facilities increased 14 bps (ranging from an increase of 10 bps to 15 bps for each individual borrowing) as a result of a slight increase in the Company’s leverage ratio.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(unaudited)

acceleration of the related debt and exercise of other lender remedies. As of March 31, 2019, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Derivative Financial Instruments

At March 31, 2019, the Company had $4.7 million included in other assets and deferred charges, net, in addition to $2.9 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), limited partners’ interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $1.7 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at March 31, 2019 and December 31, 2018:

March 31, 2019
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	5	$4,688,000	2020-2024	Other assets and deferred charges, net
Qualifying	Interest rate swaps	3	$2,853,000	2021-2025	Accounts payable and accrued liabilities

December 31, 2018
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$8,871,000	2019-2024	Other assets and deferred charges, net
Qualifying	Interest rate swaps	2	$1,576,000	2025	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at March 31, 2019 and December 31, 2018 were $425.0 million and $425.0 million, respectively.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2019 and 2018, respectively:

		(Loss) gain recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Three months ended March 31,
Cash flow	Derivative	2019	2018
Qualifying	Interest rate swaps	$(4,877,000)	$5,752,000

		Gain (loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Three months ended March 31,
	Classification	2019	2018
	Continuing Operations	$565,000	$(138,000)

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(unaudited)

As of March 31, 2019 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

The Company is the lessee under several ground lease and its executive office lease agreements. In accordance with the adoption of the new lease accounting standard (see Note 2 – “Recently-Adopted Accounting Pronouncements”), the Company recorded right-of-use assets and related lease liabilities for these leases as of January 1, 2019. As of March 31, 2019, the Company’s weighted average remaining lease term is approximately 31.7 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.6%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.4 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments for its ground lease and executive office lease agreements to the right-of-use liabilities as of March 31, 2019:

2019 - remaining	$1,242,000
2020	1,095,000
2021	956,000
2022	955,000
2023	956,000
Thereafter	30,467,000
Total undiscounted future minimum lease payments	35,671,000
Future minimum lease payments, discount	(21,254,000)
Right-of-use liabilities	$14,417,000

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	March 31, 2019		December 31, 2018
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	124,774,000

Common Stock

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions, from time to time, through December 18, 2019. During the three months ended March 31, 2019, the Company

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(unaudited)

repurchased approximately 2,050,000 shares at a weighted average price per share of $3.34. Since approval of the plan on December 18, 2018, the Company has repurchased a total of 2,823,000 shares at a weighted average price per share of $3.25.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2019	2018
Common stock	$0.050	$0.050
7.25% Series B Preferred Stock	$0.453	$0.453
6.50% Series C Preferred Stock	$0.406	$0.406

On April 15, 2019, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on May 20, 2019 to shareholders of record on May 10, 2019.

Note 8. Revenues

Rental revenues for the three months ended March 31, 2019 and 2018, respectively, comprise the following:

	Three months ended March 31,
	2019	2018
Base rents	$26,401,000	$27,159,000
Expense recoveries	9,194,000	9,286,000
Percentage rent	182,000	88,000
Straight-line rents	224,000	245,000
Amortization of intangible lease liabilities, net	591,000	669,000
Total rents	$36,592,000	$37,447,000

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three months ended March 31, 2019 and 2018, respectively:

	Three months ended March 31,
	2019	2018
Expense relating to share/unit grants	$1,097,000	$1,081,000
Amounts capitalized	(82,000)	(107,000)
Total charged to operations	$1,015,000	$974,000

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. On May 1, 2019, the Company’s shareholders approved an amendment to the 2017 Plan, which increased the maximum number of shares available for issuance under the plan by 2.0 million shares, to a new total of 6.0 million shares. Upon approval of the amendment, 2.4 million shares remained available for grants pursuant to the 2017 Plan.

During the three months ended March 31, 2019, there were 522,000 restricted shares issued, with a weighted average grant date fair value of $3.22 per share.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

(unaudited)

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended March 31, 2019 and 2018, the Company had 2.8 million and 4.0 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	2018
Numerator
Net income (loss)	$2,989,000	$(16,620,000)
Preferred stock dividends	(2,688,000)	(2,799,000)
Preferred stock redemptions costs	-	(3,507,000)
Net (income) loss attributable to noncontrolling interests	(107,000)	(48,000)
Net earnings allocated to unvested shares	(144,000)	(217,000)
Net income (loss) attributable to vested common shares	$50,000	$(23,191,000)
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	86,580,000	87,623,000
Net income (loss) per common share attributable to common shareholders, basic and diluted	$0.00	$(0.26)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three months ended March 31, 2019, no restricted stock units would have been issuable under the Company’s President and CEO market performance-based equity award had the measurement period ended on March 31, 2019; therefore this market performance-based equity award had no impact in calculation diluted EPS. Net income/loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding were 553,000 and 347,000 for the three months ended March 31, 2019 and 2018, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from April 1, 2019 through the date of filing this Quarterly Report on Form 10-Q. There were no events or transactions that occurred that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At March 31, 2019, the Company owned and managed a portfolio of 56 operating properties (excluding properties “held for sale”) totaling 8.6 million square feet of gross leasable area (“GLA”). The portfolio was 90.5% leased and 90.2% occupied at March 31, 2019.

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

Significant Transactions

Disposition

On February 15, 2019, the Company sold Maxatawny Marketplace, located in Maxatawny, Pennsylvania. The sales price for the property was $10.3 million, which resulted in a gain on sale of $0.1 million, which has been included in continuing operations in the accompanying consolidated statements of operations.

Real Estate Held for Sale

As of March 31, 2019, Carll’s Corner, located in Bridgeton, New Jersey, Fort Washington Center, located in Fort Washington, Pennsylvania, and Suffolk Plaza, located in Suffolk, Virginia have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

Equity

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions, from time to time, through December 18, 2019. During the three months ended March 31, 2019, the Company repurchased approximately 2,050,000 shares at a weighted average price per share of $3.34. Since approval of the plan on December 18, 2018, the Company has repurchased a total of 2,823,000 shares at a weighted average price per share of $3.25.

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

The Company believes there have been no material changes to the items disclosed as its critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  See Note 2 – “Summary of Significant Accounting Policies” for recently-adopted accounting pronouncements.

Results of Operations

Comparison of three months ended March 31, 2019 to March 31, 2018

			Change
	2019	2018	Dollars	Percent
Revenues	$36,883,000	$37,568,000	$(685,000)	-1.8%
Property operating expenses	(13,177,000)	(12,873,000)	(304,000)	2.4%
Property operating income	23,706,000	24,695,000	(989,000)
General and administrative	(4,798,000)	(4,494,000)	(304,000)	6.8%
Depreciation and amortization	(10,129,000)	(10,054,000)	(75,000)	0.7%
Gain on sale	101,000	—	101,000	n/a
Impairment charges	—	(21,396,000)	21,396,000	n/a
Interest expense	(5,891,000)	(5,371,000)	(520,000)	9.7%
Net income (loss)	2,989,000	(16,620,000)	19,609,000
Net (income) attributable to noncontrolling interests	(107,000)	(48,000)	(59,000)
Net income (loss) attributable to Cedar Realty Trust, Inc.	$2,882,000	$(16,668,000)	$19,550,000

Revenues were lower primarily as a result of (1) a decrease of $0.9 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2019 and 2018, and (2) a decrease of $0.6 million in rental revenues and expense recoveries attributable to same-center properties which was driven by the adoption of the new lease accounting standard (see Note 2 – “Recently-Adopted Accounting Pronouncements”), partially offset by (1) an increase of $0.5 million in rental revenues and expense recoveries attributable to a property acquired in 2018, (2) an increase in other income of $0.2 million, and (3) an increase of $0.1 million in rental revenues and expense recoveries attributable to redevelopment properties.

Property operating expenses were higher primarily as a result of (1) an increase of $0.4 million in property operating expenses attributable to a property acquired in 2018, and (2) an increase of $0.4 million in property operating expenses attributable to the Company’s redevelopment properties, partially offset by (1) a decrease of $0.3 million in property operating expenses attributable to same-center properties which was driven by the adoption of the new lease accounting standard (see Note 2 – “Recently-Adopted Accounting Pronouncements”), and (2) a decrease of $0.2 million in property operating expenses attributable to properties that were sold or held for sale in 2019 and 2018.

General and administrative costs were higher primarily as a result of an increase in payroll expense of $0.4 million relating to the adoption of the new lease accounting standard in 2019 which no longer permits the capitalization of initial direct leasing costs, partially offset by a decrease in legal and professional fees of $0.1 million.

Depreciation and amortization expenses remained consistent as a result of (1) a decrease of $0.4 million attributable to properties that were sold or held for sale in 2019 and 2018, offset by (1) an increase of $0.3 million attributable to redevelopment properties, and (2) an increase of $0.2 million attributable to a property acquired in 2018.

Impairment charges in 2018 relate to impairments on (1) Carll’s Corner, located in Bridgeton, New Jersey, and (2) West Bridgewater Plaza, located in West Bridgewater Massachusetts, which was sold on September 28, 2018.

Gain on sale in 2019 relates to the sale of Maxatawny Marketplace, located in Maxatawny, Pennsylvania.

Interest expense was higher primarily as a result of (1) an increase of $0.3 million as a result of an increase in the overall weighted average interest rate, (2) a decrease of $0.1 million in capitalized interest, and (3) an increase of $0.1 million as a result of an increase in the overall weighted average outstanding principal balance of debt.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Three months ended March 31,
	2019	2018
Operating income	$8,880,000	$(11,249,000)
Add (deduct):
General and administrative	4,798,000	4,494,000
Gain on sale	(101,000)	—
Impairment charges	—	21,396,000
Depreciation and amortization	10,129,000	10,054,000
Straight-line rents	(224,000)	(245,000)
Amortization of intangible lease liabilities	(591,000)	(669,000)
Other adjustments	(88,000)	(41,000)
NOI related to properties not defined as same-property	(3,885,000)	(4,597,000)
Same-property NOI	$18,918,000	$19,143,000

Number of same properties	48	48
Same-property occupancy, end of period	90.7%	92.7%
Same-property leased, end of period	91.1%	92.9%
Same-property average base rent, end of period	$13.22	$13.08

Same-property NOI for the comparative three months decreased 1.2%. The results are driven primarily by a decrease of 200 bps in occupancy for the comparative three months periods as a result of the Bon-Ton bankruptcy which resulted in two anchor vacancies in April 2018, partially offset by an increase in average base rents of $0.14 per square foot.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the three months ended March 31, 2019:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($)
Renewals	29	333,600	11.92	11.74	1.6%	0.84
New Leases - Comparable	11	72,300	12.80	12.15	5.4%	32.25	(a)
New Leases - Non-Comparable (b)	2	7,300	36.70	n/a	n/a	0.00	(a)
Total (c)	42	413,200	12.51	n/a	n/a	6.70

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $1.05 per square foot.

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

As of March 31, 2019, the Company had $105.2 million available for additional borrowings under its revolving credit facility. The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consisting of (1) a $250 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of March 31, 2019, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Debt and capital lease obligations are composed of the following at March 31, 2019:

			March 31, 2019
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgage	Jun 2026		$47,429,000	3.9%
Capital lease obligation	Sep 2050		5,688,000	5.3%
Unsecured credit facilities (a):
Variable-rate:
Revolving credit facility	Sep 2021	(b)	102,000,000	3.8%
Term loan	Sep 2022		50,000,000	4.0%
Fixed-rate (c):
Term loan	Feb 2021		75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%
Term loan	Sep 2022	(d)	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%
Term loan	Sep 2024		75,000,000	3.7%
Term loan	Jul 2025		75,000,000	4.6%
			630,117,000	3.6%
Unamortized issuance costs			(3,344,000)
			$626,773,000

(a)

Effective April 1, 2019, the weighted average interest rate for the Company’s unsecured credit facilities increased 14 bps (ranging from an increase of 10 bps to 15 bps for each individual borrowing) as a result of a slight increase in the Company’s leverage ratio.

(b)	The revolving credit facility is subject to a one-year extension at the Company’s option.

(c)   The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

(d) The current interest rate swap agreement expires in February 2020 at which time a new interest rate swap agreement will begin resulting in an effective interest ratio of 3.2%, based on the Company’s leverage ratio at March 31, 2019.

The following table details the Company’s debt and capital lease obligation maturities at March 31, 2019:

	Mortgage Loan	Capital Lease	Revolving		Term
Year	Payable	Obligation	Credit Facility		Loans	Total
2019	$750,000	$24,000	$-		$-	$774,000
2020	1,034,000	33,000	-		-	1,067,000
2021	1,074,000	35,000	102,000,000	(a)	75,000,000	178,109,000
2022	1,116,000	37,000	-		150,000,000	151,153,000
2023	1,160,000	39,000	-		100,000,000	101,199,000
Thereafter	42,295,000	5,520,000	-		150,000,000	197,815,000
	$47,429,000	$5,688,000	$102,000,000		$475,000,000	$630,117,000
(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

The remaining property-specific mortgage loan payable matures in 2026. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2018, and has continued to declare and pay common and preferred stock dividends during 2019. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. Additionally, the Company may reduce or suspend payment of dividends to retain cash and reduce debt obligations and/or to fund redevelopments and other capital needs.

Net Cash Flows

	Three months ended March 31,
	2019	2018
Cash flows provided by (used in):
Operating activities	$9,167,000	$10,068,000
Investing activities	$1,144,000	$(6,277,000)
Financing activities	$(12,263,000)	$(4,092,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $13.7 million for the three months ended March 31, 2019 and $15.7 million for the three months ended March 31, 2018. The decrease was primarily a result of (1) an increase in cash paid for interest, and (2) property dispositions in 2019 and 2018.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the three months ended March 31, 2019 the Company had $9.9 million in proceeds from the sale of a property, partially offset by expenditures of $8.8 million for property improvements. During the three months ended March 31, 2018, the Company incurred expenditures of $6.3 million for property improvements.

Financing Activities

During the three months ended March 31, 2019, the Company paid $7.1 million of preferred and common stock distributions, had $6.8 million of common stock repurchases, and $0.3 million of mortgage repayments, partially offset by net borrowings of $2.0 million under the revolving credit facility. During the three months ended March 31, 2018, the Company paid $50.0 million to partially redeem shares of its Series B Preferred Stock, had $7.8 million of preferred and common stock distributions, and $0.8 million of repayments of mortgage obligations, partially offset by net borrowings of $54.5 million under the revolving credit facility.

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

A reconciliation of net income (loss) attributable to common shareholders to FFO and Operating FFO for the three months ended March 31, 2019 and 2018 is as follows:

	Three months ended March 31,
	2019	2018
Net income (loss) attributable to common shareholders	$194,000	$(22,974,000)
Real estate depreciation and amortization	10,083,000	10,004,000
Limited partners' interest	2,000	(87,000)
Gain on sale	(101,000)	—
Impairment charges	—	21,396,000
Consolidated minority interests:
Share of income	105,000	135,000
Share of FFO	(79,000)	(124,000)
FFO applicable to diluted common shares	10,204,000	8,350,000
Preferred stock redemption costs	—	3,507,000
Operating FFO applicable to diluted common shares	$10,204,000	$11,857,000

FFO per diluted common share	$0.11	$0.09
Operating FFO per diluted common share	$0.11	$0.13
Weighted average number of diluted common shares (a):
Common shares	90,862,000	91,647,000
OP Units	553,000	347,000
	91,415,000	91,994,000

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At March 31, 2019, the Company had $4.7 million included in deferred charges and other assets, net, in addition to $2.9 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At March 31, 2019, long-term debt consisted of a fixed-rate mortgage loan payable, a capital lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $478.1 million of fixed-rate debt outstanding was 3.6%, with maturities at various dates through 2026. The average interest rate on the $152.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 3.9%. With respect to the $152.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.5 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of March 31, 2019, and have concluded that such disclosure controls and procedures are effective.

During the three months ended March 31, 2019, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

May 2, 2019