Form 10-Q
period 2019-09-30
CEDAR REALTY TRUST, INC.
filed 2019-10-30
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

At October 29, 2019, there were 89,018,754 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Real estate:
Land	$296,554,000	$295,734,000
Buildings and improvements	1,231,856,000	1,212,948,000
	1,528,410,000	1,508,682,000
Less accumulated depreciation	(385,152,000)	(361,969,000)
Real estate, net	1,143,258,000	1,146,713,000

Real estate held for sale	7,225,000	11,592,000
Cash and cash equivalents	1,983,000	1,977,000
Receivables	23,810,000	21,977,000
Other assets and deferred charges, net	46,509,000	40,642,000
TOTAL ASSETS	$1,222,785,000	$1,222,901,000

LIABILITIES AND EQUITY
Mortgage loan payable	$46,609,000	$47,315,000
Capital lease obligation	5,370,000	5,387,000
Unsecured revolving credit facility	107,000,000	100,000,000
Unsecured term loans	472,663,000	472,132,000
Accounts payable and accrued liabilities	52,829,000	26,142,000
Unamortized intangible lease liabilities	11,139,000	13,209,000
Total liabilities	695,610,000	664,185,000

Commitments and contingencies	-	-

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 89,021,000 and 90,436,000 shares, issued and outstanding, respectively)	5,341,000	5,426,000
Treasury stock (3,077,000 and 2,971,000 shares, respectively, at cost)	(16,391,000)	(16,572,000)
Additional paid-in capital	871,682,000	875,565,000
Cumulative distributions in excess of net income	(486,617,000)	(475,726,000)
Accumulated other comprehensive (loss) income	(9,842,000)	7,191,000
Total Cedar Realty Trust, Inc. shareholders' equity	523,714,000	555,425,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	303,000	(112,000)
Limited partners' OP Units	3,158,000	3,403,000
Total noncontrolling interests	3,461,000	3,291,000
Total equity	527,175,000	558,716,000
TOTAL LIABILITIES AND EQUITY	$1,222,785,000	$1,222,901,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
REVENUES
Rental revenues	$35,490,000	$35,867,000	$107,391,000	$110,532,000
Other	422,000	303,000	1,064,000	4,556,000
Total revenues	35,912,000	36,170,000	108,455,000	115,088,000
EXPENSES
Operating, maintenance and management	6,321,000	6,394,000	20,450,000	20,182,000
Real estate and other property-related taxes	5,178,000	5,037,000	15,475,000	15,172,000
General and administrative	4,886,000	3,975,000	15,102,000	12,745,000
Depreciation and amortization	10,547,000	9,650,000	31,022,000	30,245,000
Total expenses	26,932,000	25,056,000	82,049,000	78,344,000

OTHER
Gain on sales	-	4,864,000	2,942,000	4,864,000
Impairment reversal/(charges)	-	707,000	-	(20,689,000)
Total other	-	5,571,000	2,942,000	(15,825,000)

OPERATING INCOME	8,980,000	16,685,000	29,348,000	20,919,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(6,033,000)	(5,551,000)	(17,868,000)	(16,468,000)
Early extinguishment of debt costs	-	(4,829,000)	-	(4,829,000)
Total non-operating income and expenses	(6,033,000)	(10,380,000)	(17,868,000)	(21,297,000)

NET INCOME (LOSS)	2,947,000	6,305,000	11,480,000	(378,000)

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(166,000)	(126,000)	(415,000)	(394,000)
Limited partners' interest in Operating Partnership	(1,000)	(19,000)	(20,000)	41,000
Total net (income) attributable to noncontrolling interests	(167,000)	(145,000)	(435,000)	(353,000)

NET INCOME (LOSS) ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	2,780,000	6,160,000	11,045,000	(731,000)

Preferred stock dividends	(2,688,000)	(2,688,000)	(8,064,000)	(8,175,000)
Preferred stock redemption costs	-	-	-	(3,507,000)

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$92,000	$3,472,000	$2,981,000	$(12,413,000)

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$(0.00)	$0.04	$0.03	$(0.15)
Diluted	$(0.00)	$0.04	$0.03	$(0.15)

Weighted average number of common shares:
Basic	86,262,000	89,049,000	86,367,000	88,228,000
Diluted	86,262,000	89,875,000	86,367,000	88,228,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Net income (loss)	$2,947,000	$6,305,000	$11,480,000	$(378,000)

Other comprehensive income - unrealized (loss) gain on change in fair value of cash flow hedges	(3,099,000)	2,129,000	(17,137,000)	9,956,000

Comprehensive (loss) income	(152,000)	8,434,000	(5,657,000)	9,578,000

Comprehensive (income) attributable to noncontrolling interests	(149,000)	(174,000)	(331,000)	(411,000)

Comprehensive (loss) income attributable to Cedar Realty Trust, Inc.	$(301,000)	$8,260,000	$(5,988,000)	$9,167,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Nine months ended September 30, 2019

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2018	6,450,000	$159,541,000	90,436,000	$5,426,000	$(16,572,000)	$875,565,000	$(475,726,000)	$7,191,000	$555,425,000
Prior period adjustment - adoption of lease accounting standard	—	—	—	—	—	—	(515,000)	—	(515,000)
Balance, December 31, 2018, restated	6,450,000	159,541,000	90,436,000	5,426,000	(16,572,000)	875,565,000	(476,241,000)	7,191,000	554,910,000
Net income	—	—	—	—	—	—	2,882,000	—	2,882,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(5,409,000)	(5,409,000)
Share-based compensation, net	—	—	650,000	39,000	22,000	692,000	—	—	753,000
Common stock sales, net of issuance expenses	—	—	1,000	—	—	5,000	—	—	5,000
Common stock repurchases	—	—	(2,050,000)	(123,000)	—	(6,721,000)	—	—	(6,844,000)
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,455,000)	—	(4,455,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(12,000)	—	—	(12,000)
Balance, March 31, 2019	6,450,000	159,541,000	89,037,000	5,342,000	(16,550,000)	869,529,000	(480,502,000)	1,782,000	539,142,000
Net income	—	—	—	—	—	—	5,383,000	—	5,383,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(8,543,000)	(8,543,000)
Share-based compensation, net	—	—	(13,000)	(1,000)	80,000	1,053,000	—	—	1,132,000
Common stock sales, net of issuance expenses	—	—	1,000	—	—	3,000	—	—	3,000
Common stock repurchases	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,451,000)	—	(4,451,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(3,000)	—	—	(3,000)
Balance, June 30, 2019	6,450,000	159,541,000	89,025,000	5,341,000	(16,470,000)	870,582,000	(482,258,000)	(6,761,000)	529,975,000
Net income	—	—	—	—	—	—	2,780,000	—	2,780,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(3,081,000)	(3,081,000)
Share-based compensation, net	—	—	(9,000)	—	79,000	1,041,000	—	—	1,120,000
Common stock sales, net of issuance expenses	—	—	5,000	—	—	10,000	—	—	10,000
Common stock repurchases	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,451,000)	—	(4,451,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	49,000	—	—	49,000
Balance, September 30, 2019	6,450,000	$159,541,000	89,021,000	$5,341,000	$(16,391,000)	$871,682,000	$(486,617,000)	$(9,842,000)	$523,714,000

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Nine months ended September 30, 2019

Continued

(unaudited)

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2018	$(112,000)	$3,403,000	$3,291,000	$558,716,000
Prior period adjustment - adoption of lease accounting standard	—	—	—	(515,000)
Balance, December 31, 2018, restated	(112,000)	3,403,000	3,291,000	558,201,000
Net income	105,000	2,000	107,000	2,989,000
Unrealized (loss) on change in fair value of cash flow hedges	—	(33,000)	(33,000)	(5,442,000)
Share-based compensation, net	—	—	—	753,000
Common stock sales, net of issuance expenses	—	—	—	5,000
Common stock repurchases	—	—	—	(6,844,000)
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(28,000)	(28,000)	(4,483,000)
Reallocation adjustment of limited partners' interest	—	12,000	12,000	—
Balance, March 31, 2019	(7,000)	3,356,000	3,349,000	542,491,000
Net income	144,000	17,000	161,000	5,544,000
Unrealized (loss) on change in fair value of cash flow hedges	—	(53,000)	(53,000)	(8,596,000)
Share-based compensation, net	—	—	—	1,132,000
Common stock sales, net of issuance expenses	—	—	—	3,000
Common stock repurchases	—	—	—	—
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(28,000)	(28,000)	(4,479,000)
Reallocation adjustment of limited partners' interest	—	3,000	3,000	—
Balance, June 30, 2019	137,000	3,295,000	3,432,000	533,407,000
Net income	166,000	1,000	167,000	2,947,000
Unrealized (loss) on change in fair value of cash flow hedges	—	(18,000)	(18,000)	(3,099,000)
Share-based compensation, net	—	—	—	1,120,000
Common stock sales, net of issuance expenses	—	—	—	10,000
Common stock repurchases	—	—	—	—
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(28,000)	(28,000)	(4,479,000)
Redemption of OP Units	—	(43,000)	(43,000)	(43,000)
Reallocation adjustment of limited partners' interest	—	(49,000)	(49,000)	—
Balance, September 30, 2019	$303,000	$3,158,000	$3,461,000	$527,175,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Nine months ended September 30, 2018

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2017	8,450,000	$207,508,000	91,317,000	$5,479,000	$(18,463,000)	$875,062,000	$(446,944,000)	$5,694,000	$628,336,000
Net (loss) income	—	—	—	—	—	—	(16,668,000)	—	(16,668,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	5,868,000	5,868,000
Share-based compensation, net	—	—	393,000	24,000	5,000	222,000	—	—	251,000
Redemptions of Series B Shares	(2,000,000)	(47,967,000)	—	—	—	1,458,000	(3,507,000)	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,799,000)	—	(2,799,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,595,000)	—	(4,595,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	184,000	—	—	184,000
Balance, March 31, 2018	6,450,000	159,541,000	91,710,000	5,503,000	(18,458,000)	876,927,000	(474,513,000)	11,562,000	560,562,000
Net income	—	—	—	—	—	—	9,777,000	—	9,777,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,930,000	1,930,000
Share-based compensation, net	—	—	(496,000)	(30,000)	1,729,000	(737,000)	—	—	962,000
Common stock sales, net of issuance expenses	—	—	1,000	—	—	4,000	—	—	4,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,585,000)	—	(4,585,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(15,000)	—	—	(15,000)
Balance, June 30, 2018	6,450,000	159,541,000	91,215,000	5,473,000	(16,729,000)	876,179,000	(472,009,000)	13,492,000	565,947,000
Net income	—	—	—	—	—	—	6,160,000	—	6,160,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	2,100,000	2,100,000
Share-based compensation, net	—	—	(5,000)	—	79,000	994,000	—	—	1,073,000
Preferred stock dividends	—	—	1,000	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,561,000)	—	(4,561,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	—
Issuance of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(308,000)	—	—	(308,000)
Balance, September 30, 2018	6,450,000	$159,541,000	91,211,000	$5,473,000	$(16,650,000)	$876,865,000	$(473,098,000)	$15,592,000	$567,723,000

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Nine months ended September 30, 2018

Continued

(unaudited)

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2017	$(609,000)	$2,384,000	$1,775,000	$630,111,000
Net (loss) income	135,000	(87,000)	48,000	(16,620,000)
Unrealized gain on change in fair value of cash flow hedges	—	22,000	22,000	5,890,000
Share-based compensation, net	—	—	—	251,000
Redemptions of Series B Shares	—	—	—	(50,016,000)
Common stock sales, net of issuance expenses			—	1,000
Preferred stock dividends	—	—	—	(2,799,000)
Distributions to common shareholders/noncontrolling interests	—	(17,000)	(17,000)	(4,612,000)
Reallocation adjustment of limited partners' interest	—	(184,000)	(184,000)	—
Balance, March 31, 2018	(474,000)	2,118,000	1,644,000	562,206,000
Net income	133,000	27,000	160,000	9,937,000
Unrealized gain on change in fair value of cash flow hedges	—	7,000	7,000	1,937,000
Share-based compensation, net	—	—	—	962,000
Common stock sales, net of issuance expenses	—	—	—	4,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(17,000)	(17,000)	(4,602,000)
Reallocation adjustment of limited partners' interest	—	15,000	15,000	—
Balance, June 30, 2018	(341,000)	2,150,000	1,809,000	567,756,000
Net income	126,000	19,000	145,000	6,305,000
Unrealized gain on change in fair value of cash flow hedges	—	29,000	29,000	2,129,000
Share-based compensation, net	—	—	—	1,073,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(28,000)	(28,000)	(4,589,000)
Redemption of OP Units	—	(7,000)	(7,000)	(7,000)
Issuance of OP Units	—	975,000	975,000	975,000
Reallocation adjustment of limited partners' interest	—	308,000	308,000	—
Balance, September 30, 2018	$(215,000)	$3,446,000	$3,231,000	$570,954,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$11,480,000	$(378,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sales	(2,942,000)	(4,864,000)
Impairment charges	—	20,689,000
Early extinguishment of debt costs	—	4,829,000
Straight-line rents and expenses, net	(298,000)	(824,000)
Provision for doubtful accounts	233,000	1,662,000
Depreciation and amortization	31,022,000	30,245,000
Amortization of intangible lease liabilities, net	(2,212,000)	(3,611,000)
Expense relating to share-based compensation, net	3,078,000	2,801,000
Amortization of premium on mortgage loan payable	—	(80,000)
Amortization of deferred financing costs	967,000	913,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(2,068,000)	(3,524,000)
Prepaid expenses and other	(5,788,000)	(9,207,000)
Accounts payable and accrued liabilities	2,922,000	1,326,000
Net cash provided by operating activities	36,394,000	39,977,000

INVESTING ACTIVITIES
Acquisition of real estate	(9,083,000)	(179,000)
Expenditures for real estate improvements	(23,816,000)	(21,919,000)
Net proceeds from sales of real estate	18,651,000	19,118,000
Issuance of mortgage note receivable	—	(3,500,000)
Net cash (used in) investing activities	(14,248,000)	(6,480,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(16,000,000)	(117,500,000)
Advances under revolving credit facility	23,000,000	164,500,000
Advance under term loan	—	75,000,000
Mortgage repayments	(766,000)	(80,077,000)
Payment of early extinguishment of debt costs	—	(5,159,000)
Payments of debt financing costs	—	(677,000)
Noncontrolling interests:
Distributions to limited partners	(84,000)	(62,000)
Redemption of OP Units	(43,000)	(7,000)
Redemptions of preferred stock	—	(50,016,000)
Common stock sales less issuance expenses, net	18,000	9,000
Common stock repurchases	(6,844,000)	—
Preferred stock dividends	(8,064,000)	(8,588,000)
Distributions to common shareholders	(13,357,000)	(13,741,000)
Net cash (used in) financing activities	(22,140,000)	(36,318,000)

Net increase (decrease) in cash, cash equivalents and restricted cash	6,000	(2,821,000)
Cash, cash equivalents and restricted cash at beginning of year	1,977,000	7,219,000
Cash, cash equivalents and restricted cash at end of period	$1,983,000	$4,398,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$1,983,000	$4,398,000
Restricted cash	—	—
Cash, cash equivalents and restricted cash	$1,983,000	$4,398,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At September 30, 2019, the Company owned and managed a portfolio of 57 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2019, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at September 30, 2019) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 537,000 OP Units outstanding at September 30, 2019 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash. Unless specifically noted otherwise, all references to OP Units exclude limited partnership units held by the Company.

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

Supplemental Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2019	2018
Supplemental disclosure of cash activities:
Cash paid for interest	$17,907,000	$16,593,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	1,187,000	1,125,000
Recognition of right-of-use assets and related lease liabilities	13,992,000	—
Issuance of OP Units in connection with a land parcel acquisition	—	975,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(unaudited)

Recently-Adopted Accounting Pronouncements

In February 2016, the FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance, effective for annual and interim reporting periods beginning on or after December 15, 2018, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The Company is not required to reassess the classification of existing ground leases where it is the lessee and therefore these leases will continue to be accounted for as operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less continue to be accounted for pursuant to existing guidance for operating leases. Based on the Company’s future obligations under its ground lease and executive office lease agreements for which the Company is the lessee, the newly adopted guidance resulted in the recognition of (1) right-of-use assets of $14.6 million included in other assets and deferred charges, net, and (2) right-of-use liabilities of $14.6 million included in accounts payable and accrued liabilities, on the Company’s consolidated balance sheet as of January 1, 2019.  In the event the Company modifies existing ground leases or enters into new ground leases after adoption of the new standard, such leases may be classified as finance leases. Additionally, the guidance requires that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. During the three and nine months ended September 30, 2019, the Company expensed $0.7 million and $2.1 million, respectively, of leasing costs which would have previously been capitalized.

The FASB provided lessors with a practical expedient, elected by class of underlying asset, to account for lease and non-lease components as a single lease component if certain criteria are met. Lessors that make these elections are required to provide additional disclosures. The FASB provided an additional (and optional) transition method that allows entities to initially apply the guidance at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company applied both these practical expedients upon adoption. The practical expedient allowed the Company to not separate expenses reimbursed by customers from the associated rental revenue if certain criteria were met. The Company assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental expense recoveries are the same and, as the leases qualify as operating leases, the Company accounted for and presented rents and expense recoveries as a single component under rental revenues in the consolidated statement of operations for the three and nine months ended September 30, 2019. As a result of the adoption of this practical expedient, the Company also presented $28.1 million and $85.7 million of rents and $7.7 million and $24.8 million of expense recoveries as single components in the consolidated statement of operations for the three and nine months ended September 30, 2018, respectively, to conform to the new 2019 presentation.

In November 2018, the FASB clarified the existing accounting treatment relating to receivables arising from operating leases, stating that such receivables are not within the scope of the expected credit loss standard and that impairment of receivables arising from operating leases should be accounted for in accordance with the recently-adopted lease accounting standard. This required the Company to review its existing lease portfolio to determine if all future lease payments are probable of collection and, if the Company determined that all future lease payments are not probable of collection, the Company will account for these leases on a cash basis. This required that all amounts that were historically recorded as bad debt expense, and previously included in operating expenses in the Company’s consolidated statement of operations, now be recorded as a direct reduction of rental revenues. As permitted by the standard upon adoption, the Company recorded a $0.5 million prior-period adjustment to opening equity which the Company has reflected in the consolidated statement of equity for the nine months ended September 30, 2019.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

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

Real Estate Held for Sale

As of September 30, 2019, Carll’s Corner, located in Bridgeton, New Jersey, and Suffolk Plaza, located in Suffolk, Virginia, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

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

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturity.  As of September 30, 2019 and December 31, 2018, the fair value of the Company’s fixed rate mortgage loan payable, which was determined to be Level 3 within the valuation hierarchy, was $46.6 million and $44.4 million, respectively; the carrying value of such loan was $46.6 million and $47.3 million, respectively. As of September 30, 2019 and December 31, 2018, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair value of the Company’s mortgage note receivable and capital lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of September 30, 2019 and December 31, 2018, respectively.

The valuations of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(unaudited)

user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of September 30, 2019, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, respectively:

	September 30, 2019
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$752,000	$—	$—	$752,000
Deferred compensation liabilities (b)	$756,000	$—	$—	$756,000
Interest rate swaps asset (a)	$—	$74,000	$—	$74,000
Interest rate swaps liability (b)	$—	$9,961,000	$—	$9,961,000

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$616,000	$—	$—	$616,000
Deferred compensation liabilities (b)	$610,000	$—	$—	$610,000
Interest rate swaps asset (a)	$—	$8,871,000	$—	$8,871,000
Interest rate swaps liability (b)	$—	$1,576,000	$—	$1,576,000

(a) Included in other assets and deferred charges, net in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

As of September 30, 2019, one retail property, totaling $1.9 million, was determined to be a Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using an income capitalization approach, consisting of a

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(unaudited)

capitalization rate of 8.5%. In addition, real estate held for sale on the consolidated balance sheet as of September 30, 2019 includes one property for which its fair value exceeds its carrying value.

Note 5. Mortgage Loans Payable and Credit Facility

Debt and capital lease obligations are composed of the following at September 30, 2019:

			September 30, 2019
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgage	Jun 2026		$46,931,000	3.9%
Capital lease obligation	Sep 2050		5,673,000	5.3%
Unsecured credit facilities (a):
Variable-rate:
Revolving credit facility	Sep 2021	(b)	107,000,000	3.6%
Term loan	Sep 2022		50,000,000	3.5%
Fixed-rate (c):
Term loan	Feb 2021		75,000,000	3.7%
Term loan	Feb 2022		50,000,000	3.1%
Term loan	Sep 2022	(d)	50,000,000	2.9%
Term loan	Apr 2023		100,000,000	3.3%
Term loan	Sep 2024		75,000,000	3.8%
Term loan	Jul 2025		75,000,000	4.7%
			634,604,000	3.7%
Unamortized issuance costs			(2,962,000)
			$631,642,000

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

(d)

The current interest rate swap agreement expires in February 2020 at which time a new interest rate swap agreement will begin resulting in an effective interest ratio of 3.3%, based on the Company’s leverage ratio at September 30, 2019.

Unsecured Revolving Credit Facility and Term Loans

As of September 30, 2019, the Company had $116.0 million available for additional borrowings under its revolving credit facility. The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps at September 30, 2019) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (145 bps at September 30, 2019), each based on the Company’s leverage ratio. During the quarter ended June 30, 2019, the weighted average interest rate for the Company’s unsecured credit facilities increased 14 bps (ranging from an increase of 10 bps to 15 bps for each individual borrowing) as a result of a slight increase in the Company’s leverage ratio.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(unaudited)

restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of September 30, 2019, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Derivative Financial Instruments

The fair values of the interest rate swaps applicable to the unsecured term loans discussed above are included in other assets and deferred charges, net, and accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2019. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), limited partners’ interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $1.4 million of accumulated other comprehensive income will be reclassified as an increase to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at September 30, 2019 and December 31, 2018:

September 30, 2019
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	1	$74,000	2020	Other assets and deferred charges, net
Qualifying	Interest rate swaps	7	$9,961,000	2021-2025	Accounts payable and accrued liabilities

December 31, 2018
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$8,871,000	2019-2024	Other assets and deferred charges, net
Qualifying	Interest rate swaps	2	$1,576,000	2025	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at September 30, 2019 and December 31, 2018 were $425.0 million and $425.0 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(unaudited)

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2019 and 2018, respectively:

		(Loss) gain recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Three months ended September 30,		Nine months ended September 30,
Cash flow	Derivative	2019	2018	2019	2018
Qualifying	Interest rate swaps	$(2,883,000)	$2,375,000	$(15,837,000)	$10,221,000

		Gain (loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Three months ended September 30,		Nine months ended September 30,
	Classification	2019	2018	2019	2018
	Continuing Operations	$216,000	$246,000	$1,300,000	$265,000

As of September 30, 2019 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

The Company is the lessee under several ground lease and its executive office lease agreements. In accordance with the adoption of the new lease accounting standard (see Note 2 – “Recently-Adopted Accounting Pronouncements”), the Company recorded right-of-use assets and related lease liabilities for these leases as of January 1, 2019. As of September 30, 2019, the Company’s weighted average remaining lease term is approximately 32.2 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.7%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.4 million and $0.4 million for the three months ended September 30, 2019 and 2018, respectively, and $1.3 million and $0.8 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments for its ground lease and executive office lease agreements to the right-of-use liabilities as of September 30, 2019:

2019 - remaining	$414,000
2020	1,095,000
2021	956,000
2022	955,000
2023	956,000
Thereafter	30,466,000
Total undiscounted future minimum lease payments	34,842,000
Future minimum lease payments, discount	(20,850,000)
Right-of-use liabilities	$13,992,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(unaudited)

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	September 30, 2019		December 31, 2018
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	124,774,000

Common Stock

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions, from time to time, through December 18, 2019. During the nine months ended September 30, 2019, the Company repurchased approximately 2,050,000 shares at a weighted average price per share of $3.34. Since approval of the plan on December 18, 2018, the Company has repurchased a total of 2,823,000 shares at a weighted average price per share of $3.25.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Common stock	$0.050	$0.050	$0.150	$0.150
7.25% Series B Preferred Stock	$0.453	$0.453	$1.359	$1.359
6.50% Series C Preferred Stock	$0.406	$0.406	$1.219	$1.219

On October 18, 2019, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on November 20, 2019 to shareholders of record on November 8, 2019.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(unaudited)

Note 8. Revenues

Rental revenues for the three and nine months ended September 30, 2019 and 2018, respectively, comprise the following:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Base rents	$26,237,000	$26,878,000	$78,990,000	$80,901,000
Expense recoveries	7,935,000	7,747,000	25,079,000	24,800,000
Percentage rent	252,000	181,000	699,000	396,000
Straight-line rents	76,000	332,000	411,000	824,000
Amortization of intangible lease liabilities, net	990,000	729,000	2,212,000	3,611,000
Total rents	$35,490,000	$35,867,000	$107,391,000	$110,532,000

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and nine months ended September 30, 2019 and 2018, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Expense relating to share/unit grants	$1,127,000	$1,080,000	$3,364,000	$3,134,000
Amounts capitalized	(92,000)	(116,000)	(286,000)	(333,000)
Total charged to operations	$1,035,000	$964,000	$3,078,000	$2,801,000

The Company’s 2017 Stock Incentive Plan (the “2017 Plan”) establishes the procedures for the granting of, among other things, restricted stock awards. On May 1, 2019, the Company’s shareholders approved an amendment to the 2017 Plan, which increased the maximum number of shares available for issuance under the plan by 2.0 million shares, to a new total of 6.0 million shares. 2.4 million shares remained available for grants pursuant to the 2017 Plan as of September 30, 2019.

During the nine months ended September 30, 2019, there were 522,000 restricted shares issued, with a weighted average grant date fair value of $3.22 per share.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended September 30, 2019 and 2018, the Company had 2.8 million and 2.2 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities. For the nine months ended September 30, 2019 and 2018, the Company had 2.8 million and 3.3 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2019 and 2018:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2019

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator
Net income (loss)	$2,947,000	$6,305,000	$11,480,000	$(378,000)
Preferred stock dividends	(2,688,000)	(2,688,000)	(8,064,000)	(8,175,000)
Preferred stock redemptions costs	-	-	-	(3,507,000)
Net (income) attributable to noncontrolling interests	(167,000)	(145,000)	(435,000)	(353,000)
Net earnings allocated to unvested shares	(138,000)	(108,000)	(420,000)	(520,000)
Net (loss) income attributable to vested common shares	$(46,000)	$3,364,000	$2,561,000	$(12,933,000)
Denominator
Weighted average number of vested common shares outstanding, basic	86,262,000	89,049,000	86,367,000	88,228,000
Assumed vesting of market performance-based restricted stock units	-	826,000	-	-
Weighted average number of vested common shares outstanding, diluted	86,262,000	89,875,000	86,367,000	88,228,000

Net (loss) income per common share attributable to common shareholders, basic	$(0.00)	$0.04	$0.03	$(0.15)

Net (loss) income per common share attributable to common shareholders, diluted	$(0.00)	$0.04	$0.03	$(0.15)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three and nine months ended September 30, 2019, no restricted stock units (“RSU’s”) would have been issuable under the Company’s President and CEO market performance-based equity award had the measurement period ended on September 30, 2019; therefore this market performance-based equity award had no impact in calculation diluted EPS. In addition, fully-diluted EPS for the three months ended September 30, 2018 includes RSU’s that would have been issuable had  the measurement period ended on September 30, 2018, whereas for the nine months ended September 30, 2018, these shares were excluded as they were anti-dilutive.  Net income/loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding were 544,000 and 469,000 for the three months ended September 30, 2019 and 2018, respectively, and 550,000 and 388,000 for the nine months ended September 30, 2019 and 2018, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from October 1, 2019 through the date of filing this Quarterly Report on Form 10-Q. There were no events or transactions that occurred that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At September 30, 2019, the Company owned and managed a portfolio of 57 operating properties (excluding properties “held for sale”) totaling 8.5 million square feet of gross leasable area (“GLA”). The portfolio was 92.3% leased and 90.8% occupied at September 30, 2019.

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

Real Estate Held for Sale

As of September 30, 2019, Carll’s Corner, located in Bridgeton, New Jersey and Suffolk Plaza, located in Suffolk, Virginia have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

Equity

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions, from time to time, through December 18, 2019. During the nine months ended September 30, 2019, the Company repurchased approximately 2,050,000 shares at a weighted average price per share of $3.34. Since approval of the plan on December 18, 2018, the Company has repurchased a total of 2,823,000 shares at a weighted average price per share of $3.25.

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

Results of Operations

Comparison of three months ended September 30, 2019 to September 30, 2018

			Change
	2019	2018	Dollars	Percent
Revenues	$35,912,000	$36,170,000	$(258,000)	-0.7%
Property operating expenses	(11,499,000)	(11,431,000)	(68,000)	0.6%
Property operating income	24,413,000	24,739,000	(326,000)
General and administrative	(4,886,000)	(3,975,000)	(911,000)	22.9%
Depreciation and amortization	(10,547,000)	(9,650,000)	(897,000)	9.3%
Gain on sale	—	4,864,000	(4,864,000)	n/a
Impairment reversal	—	707,000	(707,000)	n/a
Interest expense	(6,033,000)	(5,551,000)	(482,000)	8.7%
Early extinguishment of debt costs	—	(4,829,000)	4,829,000	n/a
Net income	2,947,000	6,305,000	(3,358,000)
Net (income) attributable to noncontrolling interests	(167,000)	(145,000)	(22,000)
Net income attributable to Cedar Realty Trust, Inc.	$2,780,000	$6,160,000	$(3,380,000)

Revenues were lower primarily as a result of (1) a decrease of $0.7 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2019 and 2018, and (2) a decrease of $0.3 million in rental revenues and expense recoveries attributable to same-center properties which was driven by the adoption of the new lease accounting standard (see Note 2 – “Recently-Adopted Accounting Pronouncements”), partially offset by (1) an increase of $0.4 million in rental revenues and expense recoveries attributable to properties acquired in 2019 and 2018, (2) an increase of $0.3 million in rental revenues and expense recoveries attributable to redevelopment properties, and (3) an increase in other income of $0.1 million.

Property operating expenses were slightly higher primarily as a result of (1) an increase of $0.5 million in property operating expenses attributable to redevelopment properties, and (2) an increase of $0.2 million in property operating expenses attributable to properties acquired in 2019 and 2018, partially offset by (1) a decrease of $0.3 million in property operating expenses attributable to same-center properties which was driven by the adoption of the new lease accounting standard (see Note 2 – “Recently-Adopted Accounting Pronouncements”), and (2) a decrease of $0.3 million in property operating expenses attributable to properties that were sold or held for sale in 2019 and 2018.

General and administrative costs were higher primarily as a result of an increase in payroll expense predominantly relating to the adoption of the new lease accounting standard in 2019 which no longer permits the capitalization of initial direct leasing costs.

Depreciation and amortization expenses were higher as a result (1) an increase of $0.5 million attributable to same-center properties, (2) an increase of $0.3 million attributable to redevelopment properties, and (3) an increase of $0.2 million attributable to properties acquired in 2019 and 2018, partially offset by of a decrease of $0.1 million attributable to properties that were sold or held for sale in 2019 and 2018.

Gain on sale in 2018 relates to the sale of Mechanicsburg Center, located in Mechanicsburg, Pennsylvania.

Impairment reversal in 2018 relates to the sale of West Bridgewater Plaza, located in West Bridgewater, Massachusetts.

Interest expense was higher as the overall weighted average interest rate increased which resulted in an increase in interest expense of $0.6 million, partially offset by an increase in capitalized interest of $0.1 million.

Early extinguishment of debt costs in 2018 relates to defeasement fees and the accelerated write-off of unamortized costs associated with the prepayment of certain mortgage loans payable.

Comparison of nine months ended September 30, 2019 to September 30, 2018

			Change
	2019	2018	Dollars	Percent
Revenues	$108,455,000	$115,088,000	$(6,633,000)	-5.8%
Property operating expenses	(35,925,000)	(35,354,000)	(571,000)	1.6%
Property operating income	72,530,000	79,734,000	(7,204,000)
General and administrative	(15,102,000)	(12,745,000)	(2,357,000)	18.5%
Depreciation and amortization	(31,022,000)	(30,245,000)	(777,000)	2.6%
Gain on sales	2,942,000	4,864,000	(1,922,000)	n/a
Impairment charges	—	(20,689,000)	20,689,000	n/a
Interest expense	(17,868,000)	(16,468,000)	(1,400,000)	8.5%
Early extinguishment of debt costs	—	(4,829,000)	4,829,000	n/a
Net income (loss)	11,480,000	(378,000)	11,858,000
Net (income) attributable to noncontrolling interests	(435,000)	(353,000)	(82,000)
Net income (loss) attributable to Cedar Realty Trust, Inc.	$11,045,000	$(731,000)	$11,776,000

Revenues were lower primarily as a result of (1) $5.4 million relating to a dark anchor tenant terminating its lease prior to the contractual expiration in 2018 at West Bridgewater Plaza, (2) a decrease of $2.4 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2019 and 2018, and (3) a decrease of $1.2 million in rental revenues and expense recoveries attributable to same-center properties which was driven by the adoption of the new lease accounting standard (see Note 2 – “Recently-Adopted Accounting Pronouncements”), partially offset by (1) an increase of $1.4 million in rental revenues and expense recoveries attributable to properties acquired in 2019 and 2018, (2) an increase of $0.5 million in rental revenues and expense recoveries attributable to redevelopment properties, and (3) an increase of other income of $0.4 million.

Property operating expenses were higher primarily as a result of (1) an increase of $0.9 million in property operating expenses attributable to properties acquired in 2019 and 2018, and (2) an increase of $0.9 million in property operating expenses attributable to the Company’s redevelopment properties, partially offset by (1) a decrease of $0.6 million in property operating expenses attributable to same-center properties which was driven by the adoption of the new lease accounting standard (see Note 2 – “Recently-Adopted Accounting Pronouncements”), and (2) a decrease of $0.6 million in property operating expenses attributable to properties that were sold or held for sale in 2019 and 2018.

General and administrative costs were higher primarily as a result of (1) an increase in payroll expense of $1.8 million predominantly relating to the adoption of the new lease accounting standard in 2019 which no longer permits the capitalization of initial direct leasing costs, and (2) an increase in professional fees of $0.2 million, and (3) an increase in payroll and payroll related expenses of $0.2 million related to the hiring of several new employees.

Depreciation and amortization expenses were higher primarily as a result (1) an increase of $1.0 million attributable to redevelopment properties, (2) an increase of $0.8 million attributable to same-center properties, and (3) an increase of $0.5 million attributable to properties acquired in 2019 and 2018, partially offset by a decrease of $1.5 million attributable to properties that were sold or held for sale in 2019 and 2018.

Gain on sales in 2019 relates to the sale of Maxatawny Marketplace, located in Maxatawny, Pennsylvania and Fort Washington Center, located in Fort Washington, Pennsylvania. Gain on sale in 2018 relates to the sale of Mechanicsburg Center, located in Mechanicsburg, Pennsylvania.

Impairment charges in 2018 relate to impairments on (1) Carll’s Corner, located in Bridgeton, New Jersey, and (2) West Bridgewater Plaza, located in West Bridgewater, Massachusetts, which was sold on September 28, 2018.

Interest expense was higher as a result of an increase in the overall weighted average interest rate.

Early extinguishment of debt costs in 2018 relates to defeasement fees and the accelerated write-off of unamortized costs associated with the prepayment of certain mortgage loans payable.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating income	$8,980,000	$16,685,000	$29,348,000	$20,919,000
Add (deduct):
General and administrative	4,886,000	3,975,000	15,102,000	12,745,000
Gain on sales	—	(4,864,000)	(2,942,000)	(4,864,000)
Impairment (reversal)/charges	—	(707,000)	—	20,689,000
Depreciation and amortization	10,547,000	9,650,000	31,022,000	30,245,000
Straight-line rents	(76,000)	(332,000)	(411,000)	(824,000)
Amortization of intangible lease liabilities	(990,000)	(729,000)	(2,212,000)	(3,611,000)
Other adjustments	(22,000)	(4,000)	(139,000)	(146,000)
NOI related to properties not defined as same-property	(3,865,000)	(4,357,000)	(11,976,000)	(17,180,000)
Same-property NOI	$19,460,000	$19,317,000	$57,792,000	$57,973,000

Number of same properties	48	48	48	48
Same-property occupancy, end of period	90.5%	91.8%	90.5%	91.8%
Same-property leased, end of period	92.2%	92.2%	92.2%	92.2%
Same-property average base rent, end of period	$13.31	$13.07	$13.31	$13.07

Same-property NOI for the comparable three and nine months periods remained relatively consistent as a decrease in occupancy of 130 bps was offset by an increase in average base rent of $0.24 per square foot.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the nine months ended September 30, 2019:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($)
Renewals	85	1,178,100	11.72	11.81	-0.7%	1.16
New Leases - Comparable	30	252,000	11.79	9.94	18.6%	50.83	(a)
New Leases - Non-Comparable (b)	6	14,900	37.91	n/a	n/a	6.65	(a)
Total (c)	121	1,445,000	12.00	n/a	n/a	9.99

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $1.38 per square foot.

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

As of September 30, 2019, the Company had $116.0 million available for additional borrowings under its revolving credit facility. The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consisting of (1) a $250 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of September 30, 2019, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Debt and capital lease obligations are composed of the following at September 30, 2019:

			September 30, 2019
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgage	Jun 2026		$46,931,000	3.9%
Capital lease obligation	Sep 2050		5,673,000	5.3%
Unsecured credit facilities (a):
Variable-rate:
Revolving credit facility	Sep 2021	(b)	107,000,000	3.6%
Term loan	Sep 2022		50,000,000	3.5%
Fixed-rate (c):
Term loan	Feb 2021		75,000,000	3.7%
Term loan	Feb 2022		50,000,000	3.1%
Term loan	Sep 2022	(d)	50,000,000	2.9%
Term loan	Apr 2023		100,000,000	3.3%
Term loan	Sep 2024		75,000,000	3.8%
Term loan	Jul 2025		75,000,000	4.7%
			634,604,000	3.7%
Unamortized issuance costs			(2,962,000)
			$631,642,000

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

(d) The current interest rate swap agreement expires in February 2020 at which time a new interest rate swap agreement will begin resulting in an effective interest ratio of 3.3%, based on the Company’s leverage ratio at September 30, 2019.

The following table details the Company’s debt and capital lease obligation maturities at September 30, 2019:

	Mortgage Loan	Capital Lease	Revolving		Term
Year	Payable	Obligation	Credit Facility		Loans	Total
2019	$252,000	$9,000	$-		$-	$261,000
2020	1,034,000	33,000	-		-	1,067,000
2021	1,074,000	35,000	107,000,000	(a)	75,000,000	183,109,000
2022	1,116,000	37,000	-		150,000,000	151,153,000
2023	1,160,000	39,000	-		100,000,000	101,199,000
Thereafter	42,295,000	5,520,000	-		150,000,000	197,815,000
	$46,931,000	$5,673,000	$107,000,000		$475,000,000	$634,604,000
(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

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

Net Cash Flows

	Nine months ended September 30,
	2019	2018
Cash flows provided by (used in):
Operating activities	$36,394,000	$39,977,000
Investing activities	$(14,248,000)	$(6,480,000)
Financing activities	$(22,140,000)	$(36,318,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $41.3 million for the nine months ended September 30, 2019 and $51.4 million for the nine months ended September 30, 2018. The decrease was primarily a result of (1) the Company accepting a payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2018, (2) an increase in cash paid for interest, and (3) property dispositions in 2019 and 2018.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the nine months ended September 30, 2019 the Company incurred expenditures of $23.8 million for property improvements, and acquired a property for $9.1 million, which was partially offset by $18.7 million in proceeds from the sales of properties. During the nine months ended September 30, 2018, the Company incurred expenditures of $21.9 million for property improvements and issued a $3.5 million mortgage note receivable, which was partially offset by $19.1 million in proceeds from the sale of properties.

Financing Activities

During the nine months ended September 30, 2019, the Company paid $21.4 million of preferred and common stock distributions, had $6.8 million of common stock repurchases, and had $0.8 million of mortgage repayments, which was partially offset by net borrowings of $7.0 million under the revolving credit facility. During the nine months ended September 30, 2018, the Company had $80.1 million of mortgage repayments, paid $50.0 million to partially redeem shares of its Series B Preferred Stock, had $22.3 million of preferred and common stock distributions, had $5.2 million of payment for early extinguishment of debt costs, and $0.7 million of payments for debt financing costs, which was partially offset by a $75.0 million borrowing under a new term loan, and net borrowings of $47.0 million under the revolving credit facility.

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

A reconciliation of net income (loss) attributable to common shareholders to FFO and Operating FFO for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common shareholders	$92,000	$3,472,000	$2,981,000	$(12,413,000)
Real estate depreciation and amortization	10,501,000	9,601,000	30,884,000	30,095,000
Limited partners' interest	1,000	19,000	20,000	(41,000)
Gain on sales	—	(4,864,000)	(2,942,000)	(4,864,000)
Impairment (reversal)/charges	—	(707,000)	—	20,689,000
Consolidated minority interests:
Share of income	166,000	126,000	415,000	394,000
Share of FFO	(130,000)	(99,000)	(316,000)	(343,000)
FFO applicable to diluted common shares	10,630,000	7,548,000	31,042,000	33,517,000
Preferred stock redemption costs	—	—	—	3,507,000
Financing costs (a)	—	4,829,000	—	4,829,000
Operating FFO applicable to diluted common shares	$10,630,000	$12,377,000	$31,042,000	$41,853,000

FFO per diluted common share	$0.12	$0.08	$0.34	$0.36
Operating FFO per diluted common share	$0.12	$0.13	$0.34	$0.45
Weighted average number of diluted common shares (b):
Common shares and equivalents	90,521,000	92,961,000	90,636,000	92,179,000
OP Units	544,000	469,000	550,000	388,000
	91,065,000	93,430,000	91,186,000	92,567,000

(a)	Represents early extinguishment of debt costs.
(b)

The weighted average number of diluted common shares used to compute FFO and Operating FFO applicable to diluted common shares includes OP Units and unvested restricted shares/units that are excluded from the computation of diluted EPS.

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At September 30, 2019, the Company had $0.1 million included in deferred charges and other assets, net, in addition to $10.0 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At September 30, 2019, long-term debt consisted of a fixed-rate mortgage loan payable, a capital lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $477.6 million of fixed-rate debt outstanding was 3.7%, with maturities at various dates through 2050. The average interest rate on the $157.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 3.6%. With respect to the $157.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.6 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of September 30, 2019, and have concluded that such disclosure controls and procedures are effective.

During the three months ended September 30, 2019, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Part IIOther Information

Item 1.	Legal Proceedings

The Company is not presently involved in any litigation, nor, to its knowledge, is any litigation threatened against the Company or its subsidiaries, which is either not covered by the Company’s liability insurance, or, in management’s opinion, would result in a material adverse effect on the Company’s financial position or results of operations.

Item 1A.	Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit 10.1	Amended and Restated Employment Agreement between Cedar Realty Trust, Inc. and Robin McBride Zeigler, dated effective as of April 1, 2019
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

October 30, 2019