Form 10-K
period 2019-12-31
CEDAR REALTY TRUST, INC.
filed 2020-02-13
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Based on the closing sales price on June 30, 2019 of $2.65 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $225,311,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 89,352,996 on February 10, 2020.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CEDAR REALTY TRUST, INC.

Part I.

Items 1 and 2. Business and Properties

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At December 31, 2019, the Company owned and managed a portfolio of 56 operating properties (excluding properties “held for sale”) totaling 8.3 million square feet of gross leasable area (“GLA”). The portfolio was 93.2% leased and 91.5% occupied at December 31, 2019.

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

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2019, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at December 31, 2019) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 537,000 OP Units outstanding at December 31, 2019 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

The Company’s Properties

The following tables summarize information relating to the Company’s portfolio as of December 31, 2019:

	Number of		Percentage
State	properties	GLA	of GLA
Pennsylvania	23	4,043,807	48.6%
Connecticut	7	1,141,979	13.7%
Massachusetts	7	1,122,616	13.5%
Maryland / Washington, D.C.	8	972,525	11.7%
Virginia	6	424,731	5.1%
New Jersey	3	307,327	3.7%
New York	1	195,485	2.3%
Delaware	1	119,446	1.4%
Total portfolio	56	8,327,916	100.0%

Tenant Concentration

	Number				Annualized	Percentage
	of		Percentage	Annualized	base rent	annualized
Tenant	stores	GLA	of GLA	base rent	per sq. ft.	base rents
Top twenty tenants (a):
Giant Foods	8	538,000	6.5%	$9,007,000	$16.74	8.4%
Shop Rite	4	252,000	3.0%	4,401,000	17.46	4.1%
Stop & Shop	3	211,000	2.5%	2,786,000	13.20	2.6%
Dollar Tree	21	224,000	2.7%	2,391,000	10.67	2.2%
LA Fitness	4	158,000	1.9%	2,110,000	13.35	2.0%
Big Y	2	106,000	1.3%	2,006,000	18.92	1.9%
Home Depot	2	253,000	3.0%	1,977,000	7.81	1.9%
Staples	5	106,000	1.3%	1,773,000	16.73	1.7%
BJ's Wholesale Club	1	118,000	1.4%	1,760,000	14.92	1.6%
Marshalls	6	170,000	2.0%	1,558,000	9.16	1.5%
United Artists	1	78,000	0.9%	1,538,000	19.72	1.4%
Food Lion	4	163,000	2.0%	1,530,000	9.39	1.4%
Shoppers Food Warehouse	2	120,000	1.4%	1,297,000	10.81	1.2%
Planet Fitness	5	99,000	1.2%	1,279,000	12.92	1.2%
Walmart	3	192,000	2.3%	1,193,000	6.21	1.1%
Redner's	3	159,000	1.9%	1,160,000	7.30	1.1%
Kohl's	2	147,000	1.8%	1,031,000	7.01	1.0%
Home Goods	4	105,000	1.3%	999,000	9.51	0.9%
PetSmart	3	63,000	0.8%	971,000	15.41	0.9%
Shaw's	1	68,000	0.8%	925,000	13.60	0.9%
Sub-total top twenty tenants	84	3,330,000	40.0%	41,692,000	12.52	39.0%
Remaining tenants	732	4,289,000	51.5%	65,151,000	15.19	61.0%
Sub-total all tenants (b)	816	7,619,000	91.5%	$106,843,000	$14.02	100.0%
Vacant space	N/A	709,000	8.5%
Total	816	8,328,000	100.0%

(a)	Several of the tenants listed above share common ownership with other tenants:

(1) Giant Foods, Stop & Shop and Food Lion, and (2) Marshalls, Home Goods, and TJ Maxx (GLA of 30,000; annualized base rent of $315,000).

(b)	Comprised of large tenants (15,000 or more GLA) and small tenants as follows:

		Percentage		Annualized	Percentage
	Occupied	of occupied	Annualized	base rent	annualized
	GLA	GLA	base rent	per sq. ft.	base rents
Large tenants	5,247,000	68.9%	$58,793,000	$11.21	55.0%
Small tenants	2,372,000	31.1%	48,050,000	20.26	45.0%
Total	7,619,000	100.0%	$106,843,000	$14.02	100.0%

Lease Expirations

					Annualized	Percentage
	Number		Percentage	Annualized	expiring	of annualized
Year of lease	of leases	GLA	of GLA	expiring	base rents	expiring
expiration	expiring	expiring	expiring	base rents	per sq. ft.	base rents
Month-To-Month	50	273,000	3.6%	$4,865,000	$17.82	4.6%
2020	90	548,000	7.2%	8,786,000	16.03	8.2%
2021	134	864,000	11.3%	14,358,000	16.62	13.4%
2022	105	593,000	7.8%	9,705,000	16.37	9.1%
2023	77	580,000	7.6%	8,275,000	14.27	7.7%
2024	92	874,000	11.5%	11,526,000	13.19	10.8%
2025	82	1,094,000	14.4%	14,401,000	13.16	13.5%
2026	34	283,000	3.7%	4,571,000	16.15	4.3%
2027	34	272,000	3.6%	3,828,000	14.07	3.6%
2028	36	377,000	4.9%	4,542,000	12.05	4.3%
2029	41	700,000	9.2%	8,948,000	12.78	8.4%
2030	18	513,000	6.7%	4,935,000	9.62	4.6%
Thereafter	23	648,000	8.5%	8,103,000	12.50	7.6%
All tenants	816	7,619,000	100.0%	$106,843,000	$14.02	100.0%
Vacant space	N/A	709,000	N/A
Total portfolio	816	8,328,000	N/A

Real Estate Summary

				Average
	Year		Percent	base rent per	Major Tenants (a)
Property Description	acquired	GLA	occupied	leased sq. ft.	Name	GLA
Connecticut
Bethel Shopping Center	2013	101,105	95.1%	$23.39	Big Y	63,817
Brickyard Plaza	2004	227,598	99.2%	8.75	Home Depot	103,003
					Kohl's	58,966
					Michaels	21,429
					PetSmart	20,405
Groton Shopping Center	2007	130,264	100.0%	12.42	TJ Maxx	30,000
					Goodwill	21,306
					Aldi	17,664
					Planet Fitness	17,500
Jordan Lane	2005	177,504	74.5%	12.81	Stop & Shop	60,632
					Crunch Fitness	20,283
New London Mall	2009	259,566	93.4%	14.97	Shop Rite	64,017
					Marshalls	30,627
					Home Goods	25,432
					PetSmart	23,500
					A.C. Moore	20,932
Oakland Commons	2007	90,100	100.0%	6.37	Walmart	54,911
					Bristol Ten Pin	35,189
Southington Center	2003	155,842	98.5%	7.85	Walmart	95,482
					NAMCO	20,000
Total Connecticut		1,141,979	93.7%	12.09

Delaware
Christina Crossing	2017	119,446	90.7%	19.36	Shop Rite	68,621

Maryland / Washington, D.C.
East River Park	2015	150,038	97.4%	22.03	Safeway	40,000
					District of Columbia	34,400
Metro Square	2008	71,896	100.0%	18.66	Shoppers Food Warehouse	58,668
Oakland Mills	2005	59,308	89.3%	11.68	LA Mart	39,279
San Souci Plaza (b)	2009	264,134	82.3%	11.38	Shoppers Food Warehouse	61,466
					Marshalls	27,000
					Home Goods	19,688
					World Gym	15,612
Senator Square	2018	61,691	100.0%	21.11	Unity Health Care	18,750
Shoppes at Arts District	2016	35,676	100.0%	36.76	Busboys and Poets	9,889
					Yes! Organic Market	7,169
Valley Plaza	2003	190,939	100.0%	5.94	K-Mart	95,810
					Ollie's Bargain Outlet	41,888
					Tractor Supply	32,095
Yorktowne Plaza	2007	138,843	74.6%	13.31	Food Lion	37,692
Total Maryland / Washington, D.C.		972,525	90.5%	14.52

Massachusetts
Fieldstone Marketplace	2005/2012	150,123	78.8%	12.32	Shaw's	68,000
					Work Out World	32,250
Franklin Village Plaza	2004/2012	303,524	90.1%	21.12	Stop & Shop	75,000
					Marshalls	26,890
					Boost Fitness	15,807
Kings Plaza	2007	168,243	81.0%	8.63	Fun Z Trampoline Park	42,997
					Ocean State Job Lot	20,300
					Savers	19,339
Norwood Shopping Center	2006	97,756	96.1%	10.10	Big Y	42,598
					Planet Fitness	18,830
					Dollar Tree	16,798
The Shops at Suffolk Downs	2005	121,187	100.0%	14.07	Stop & Shop	74,977

				Average
	Year		Percent	base rent per	Major Tenants (a)
Property Description	acquired	GLA	occupied	leased sq. ft.	Name	GLA
Massachusetts (continued)
Timpany Plaza	2007	182,799	67.4%	9.96	Big Lots	28,027
					Gardner Theater	27,576
					Tractor Supply	19,831
Webster Commons	2007	98,984	96.7%	11.77	Big Lots	37,024
					Planet Fitness	18,681
Total Massachusetts		1,122,616	85.7%	13.95

New Jersey
Pine Grove Plaza	2003	86,089	80.9%	11.84	Peebles	24,963
The Shops at Bloomfield Station	2016	63,844	89.9%	19.97	Super Foodtown	28,505
Washington Center Shoppes	2001	157,394	89.5%	10.34	Acme Markets	66,046
					Planet Fitness	20,742
Total New Jersey		307,327	87.2%	12.80

New York
Carman's Plaza	2007	195,485	85.2%	19.95	24 Hour Fitness	54,106
					Key Foods	32,570
					Department of Motor Vehicle	19,310
Pennsylvania
Academy Plaza	2001	137,415	90.3%	15.68	Acme Markets	50,918
Camp Hill	2002	430,198	99.7%	15.24	Boscov's	159,040
					Giant Foods	92,939
					LA Fitness	45,000
					Barnes & Noble	24,908
					Staples	20,000
Colonial Commons	2011	410,432	98.6%	13.71	Giant Foods	67,815
					Dick's Sporting Goods	56,000
					Home Goods	31,436
					Ross Dress For Less	30,000
					Marshalls	27,000
					JoAnn Fabrics	25,500
					David's Furniture	24,970
					Old Navy	15,500
Crossroads II (b)	2008	133,717	95.0%	20.65	Giant Foods	78,815
Fairview Commons	2007	52,964	75.3%	10.14	Grocery Outlet	16,650
Fishtown Crossing (f/k/a Port Richmond Village)	2001	120,375	91.8%	14.82	IGA Supermarket	40,000
					Pep Boys	20,615
Girard Plaza	2019	35,688	100.0%	15.03	Save A Lot	17,228
Gold Star Plaza	2006	71,720	95.5%	8.94	Redner's	48,920
Golden Triangle	2003	202,790	87.1%	13.19	LA Fitness	44,796
					Marshalls	30,000
					Staples	24,060
					Immunotek	15,242
Halifax Plaza	2003	51,510	100.0%	13.54	Giant Foods	32,000
Hamburg Square	2004	102,058	96.7%	6.49	Redner's	56,780
					Chesaco RV	31,570
Lawndale Plaza	2015	92,773	100.0%	18.65	Shop Rite	63,342
Meadows Marketplace	2004/2012	91,518	92.4%	15.75	Giant Foods	67,907
Newport Plaza	2003	64,489	100.0%	12.81	Giant Foods	43,400
Northside Commons	2008	69,136	100.0%	10.20	Redner's	53,019
Palmyra Shopping Center	2005	111,051	89.7%	7.73	Weis Markets	46,912
					Goodwill	18,104
Quartermaster Plaza	2014	456,602	90.7%	14.79	Home Depot	150,000
					BJ's Wholesale Club	117,718
					Planet Fitness	23,146
					Staples	20,388
					PetSmart	19,089

				Average
	Year		Percent	base rent per		Major Tenants (a)
Property Description	acquired	GLA	occupied	leased sq. ft.		Name	GLA
Pennsylvania (continued)
Riverview Plaza	2003	189,032	100.0%	20.24		United Artists	77,700
						Avalon Carpet	25,000
						Pep Boys	22,000
						Staples	18,000
South Philadelphia	2003	194,435	93.8%	13.63		Shop Rite	55,533
						Ross Dress For Less	31,349
						LA Fitness	31,000
						Modell's	20,000
						Kid City	16,623
Swede Square	2003	100,816	85.0%	18.31		LA Fitness	37,200
The Point	2000	262,620	85.6%	14.87		Giant Foods	76,627
						Burlington Coat Factory	44,147
						A.C. Moore	24,890
						Staples	24,000
Trexler Mall	2005	337,297	79.6%	11.22		Kohl's	88,248
						Lehigh Wellness Partners	33,227
						Maxx Fitness	28,870
						Marshalls	28,488
						Home Goods	28,181
Trexlertown Plaza	2006	325,171	94.5%	14.09		Giant Foods	78,335
						Hobby Lobby	57,512
						Burlington Coat Factory	40,000
						Big Lots	33,824
						Tractor Supply	19,097
Total Pennsylvania		4,043,807	92.7%	14.29

Virginia
Coliseum Marketplace	2005	106,648	100.0%	17.13		Kroger	57,662
						Michaels	23,981
Elmhurst Square	2006	66,254	93.1%	10.53		Food Lion	38,272
General Booth Plaza	2005	71,639	100.0%	15.19		Food Lion	53,758
Glen Allen Shopping Center	2005	63,328	100.0%	7.14		Publix	63,328
Kempsville Crossing	2005	78,162	93.0%	11.61		Walmart	41,975
						The Iron Asylum	16,938
Oak Ridge Shopping Center	2006	38,700	100.0%	11.03		Food Lion	33,000
Total Virginia		424,731	97.6%	12.75

Total (93.2% leased at December 31, 2019)		8,327,916	91.5%	$14.02	(c)

(a)	Major tenants are determined as tenants with 15,000 or more sq.ft. of GLA, tenants at single-tenant properties, or the largest tenant at a property, based on GLA.
(b)

The Company has a 40% ownership interest in the San Souci Plaza joint venture and a 60% ownership interest in the Crossroads II joint venture. Based on partnership promotes, additional equity interests, and/or other terms of the related joint venture agreements, the Company currently recognizes the results of operations of these joint ventures in excess of its stated percentage ownership.

(c)

Average base rent is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2019. Tenant concessions are reflected in this measure except for a limited number of short-term (generally one to three months) free rent concessions provided to new tenants that took occupancy prior to the end of the reporting period but within the concession period. Average base rent would have been $13.86 per square foot if all such free rent concessions were reflected.

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

Excluding properties held for sale or sold, Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, leased an aggregate of approximately 11% of the Company’s GLA at December 31, 2019, and accounted for an aggregate of approximately 12% of the Company’s total revenues during 2019. No other tenant leased more than 10% of GLA at December 31, 2019, or contributed more than 10% of total revenues during 2019.

Executive Offices

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, pursuant to a lease which expires in February 2021, subject to a one year extension option.

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

Employees

As of December 31, 2019, the Company had 74 full-time employees and one part-time employee. The Company believes that its relations with its employees are good.

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

Our properties are located largely in the region that straddles the Washington, D.C. to Boston corridor, which exposes us to greater economic risks than if our properties were more diversely located (in particular, 23 of our properties are located in Pennsylvania). Any adverse economic or real estate developments resulting from the regulatory environment, business climate, fiscal problems or weather in such regions could have an adverse impact on our prospects. In addition, the economic condition of each of our markets may be dependent on one or more industries. An economic downturn in one of these industry sectors may result in an increase in tenant vacancies, which may harm our performance in the affected markets.

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

These events and conditions include, but may not be limited to, the following:

•	local oversupply, increased competition or declining demand for real estate;
•	local economic conditions, which may be adversely impacted by plant closings, business layoffs, industry slow‑downs, natural disasters and other factors;
•	weather conditions that may increase or decrease energy costs and other weather-related expenses;
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

We may be adversely affected by changes in the London Interbank Offered Rate (“LIBOR”) reporting practices

As of December 31, 2019, we had (1) approximately $156.0 million of variable-rate debt outstanding, which consists of our unsecured revolving credit facility and a term loan, and (2) $425.0 million of term loans for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC") which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

As a relatively small public REIT, our general and administrative expenses constitute a larger percentage of our total revenues than many of our peers.

Our revenues for the year ended December 31, 2019 were $144.1 million. Because our company is smaller than many other publicly-traded REITs, our general and administrative expenses are, and will continue to be, a larger percentage of our total revenues than many other publicly-traded REITs. If we are unable to successfully execute on our strategy and grow our business, our general and administrative expenses will continue to have a greater effect on our financial performance and will reduce the amount of cash flow available to distribute to our shareholders.

Economic conditions in the U.S. economy in general, and any uncertainty in the credit markets and retail environment, could adversely affect our ability to continue to pay dividends or cause us to reduce the amount of our dividends.

We paid dividends totaling $0.20 per share during each of 2019, 2018 and 2017. However, any downturn in the state of the U.S. economy, weakness in capital markets and/or difficult retail environment may cause us to reduce or suspend the payment of dividends.

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

Our business may be seriously harmed if a major tenant fails to renew its lease(s) or vacates one or more properties and prevents us from re-leasing such premises by continuing to pay base rent for the balance of the lease terms. In addition, the loss of such a major tenant could result in lease terminations or reductions in rent by other tenants at the affected properties, as provided in their respective leases. Excluding properties held for sale or sold, no tenant leased more than 10% of GLA at December 31, 2019 or contributed more than 10% of total revenues during 2019, except for Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, which leased an aggregate of approximately 11% of our GLA at December 31, 2019, and accounted for an aggregate of approximately 12% of our total revenues, during 2019.

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

Mortgage debt obligations could expose us to the possibility of foreclosure, which could result in the loss of our investment in a property or group of properties subject to mortgage debt.

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

Numerous commercial developers and real estate companies compete with us seeking properties for acquisition within our existing target markets. While we continue to evaluate the market for available properties, our ability to acquire properties on favorable terms is subject to a number of risks. We may be unable to acquire a desired property because of competition from other well-capitalized real estate investors, including other REITs and institutional investment funds. This competition may operate to reduce the properties available for acquisition in these markets, reduce the rate of return on these properties, and interfere with our ability to attract and retain tenants.

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

As of December 31, 2019, we owned two of our operating properties through consolidated joint ventures. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:

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

Market Information

The Company had 89,020,062 shares of common stock outstanding held by approximately 600 shareholders of record at December 31, 2019. The Company believes it has more than approximately 5,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”.

Stockholder Return Performance Presentation

The following line graph sets forth for the period January 1, 2015 through December 31, 2019, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts All Equity REIT Index (“NAREIT All Equity REIT Index”). The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

Item 6.	Selected Financial Data

	Years ended December 31,
	2019	2018	2017	2016	2015
Operations data:
Total revenues	$144,083,000	$152,020,000	$146,008,000	$151,086,000	$149,207,000
Expenses:
Property operating expenses	48,347,000	47,894,000	44,329,000	44,515,000	44,590,000
General and administrative	18,804,000	16,915,000	16,907,000	18,154,000	15,004,000
Acquisition pursuit costs	-	-	156,000	3,426,000	1,238,000
Depreciation and amortization	45,861,000	40,053,000	40,115,000	40,787,000	38,594,000
Total expenses	113,012,000	104,862,000	101,507,000	106,882,000	99,426,000
Other:
Gain on sales	2,942,000	4,864,000	7,099,000	59,000	-
Impairment (charges) / reversals	(8,938,000)	(20,689,000)	(9,538,000)	(6,347,000)	212,000
Total other	(5,996,000)	(15,825,000)	(2,439,000)	(6,288,000)	212,000

Operating income	25,075,000	31,333,000	42,062,000	37,916,000	49,993,000

Non-operating income and expense:
Interest expense	(23,509,000)	(22,146,000)	(22,199,000)	(26,529,000)	(28,272,000)
Early extinguishment of debt costs	-	(4,829,000)	(210,000)	(2,623,000)	(105,000)
Total non-operating income and expense	(23,509,000)	(26,975,000)	(22,409,000)	(29,152,000)	(28,377,000)

Income from continuing operations	1,566,000	4,358,000	19,653,000	8,764,000	21,616,000

Income from discontinued operations	-	-	-	-	165,000

Net income	1,566,000	4,358,000	19,653,000	8,764,000	21,781,000

Net (income) loss attributable to noncontrolling interests	(490,000)	(469,000)	(510,000)	179,000	365,000

Net income attributable to Cedar Realty Trust, Inc.	1,076,000	3,889,000	19,143,000	8,943,000	22,146,000

Preferred stock dividends and redemption costs	(10,752,000)	(14,370,000)	(21,542,000)	(14,408,000)	(14,408,000)

Net (loss) income attributable to common shareholders	$(9,676,000)	$(10,481,000)	$(2,399,000)	$(5,465,000)	$7,738,000

Net (loss) income per common share attributable to common shareholders (basic and diluted):
Continuing operations	$(0.12)	$(0.13)	$(0.04)	$(0.08)	$0.09
Discontinued operations	$0.00	$0.00	$0.00	$0.00	$0.00
	$(0.12)	$(0.13)	$(0.04)	$(0.08)	$0.09

Dividends to common shareholders	$17,808,000	$18,301,000	$17,681,000	$17,049,000	$17,001,000
Per common share	$0.20	$0.20	$0.20	$0.20	$0.20

Weighted average number of common shares - basic and diluted	86,341,000	88,420,000	84,168,000	81,672,000	81,356,000

Item 6.	Selected Financial Data (continued)

	Years ended December 31,
Balance sheet data:	2019	2018	2017	2016	2015

Real estate, net	$1,125,345,000	$1,146,713,000	$1,192,656,000	$1,183,359,000	$1,249,195,000
Real estate held for sale/conveyance	13,230,000	11,592,000	-	-	14,402,000
Other assets	67,050,000	64,596,000	59,762,000	50,162,000	54,783,000
Total assets	$1,205,625,000	$1,222,901,000	$1,252,418,000	$1,233,521,000	$1,318,380,000

Debt obligations	$630,575,000	$624,834,000	$580,125,000	$607,745,000	$673,820,000
Other liabilities	60,975,000	39,351,000	42,182,000	43,779,000	47,018,000
Total liabilities	691,550,000	664,185,000	622,307,000	651,524,000	720,838,000

Equity:
Cedar Realty Trust, Inc. shareholders' equity	510,561,000	555,425,000	628,336,000	580,740,000	596,050,000
Noncontrolling interests	3,514,000	3,291,000	1,775,000	1,257,000	1,492,000
Total equity	514,075,000	558,716,000	630,111,000	581,997,000	597,542,000

Total liabilities and equity	$1,205,625,000	$1,222,901,000	$1,252,418,000	$1,233,521,000	$1,318,380,000

Other data:
Funds From Operations ("FFO") (a)	$42,073,000	$45,241,000	$40,032,000	$41,067,000	$45,104,000
Operating Funds From Operations ("Operating FFO") (a)	$40,769,000	$53,577,000	$48,325,000	$49,241,000	$46,447,000

Cash flows provided by (used in):
Operating activities	$53,675,000	$57,900,000	$57,093,000	$59,247,000	$59,136,000
Investing activities	$(22,342,000)	$(14,938,000)	$(45,497,000)	$48,763,000	$(47,876,000)
Financing activities	$(30,563,000)	$(48,204,000)	$(10,139,000)	$(109,923,000)	$(12,676,000)

Square feet of GLA	8,328,000	8,729,000	9,010,000	9,128,000	9,459,000
Percent occupied	91.5%	90.7%	91.3%	89.9%	90.5%
Average annualized base rent per square foot	$14.02	$13.78	$13.51	$13.50	$13.35

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

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high- density urban markets from Washington, D.C. to Boston. At December 31, 2019, the Company owned and managed a portfolio of 56 operating properties (excluding properties “held for sale”) totaling 8.3 million square feet of GLA. The portfolio was 93.2% leased and 91.5% occupied at December 31, 2019.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2019, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at December 31, 2019) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 537,000 OP Units outstanding at December 31, 2019 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

2019 Significant Transactions

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

Real Estate Held for Sale

As of December 31, 2019, Carll’s Corner, located in Bridgeton, New Jersey, Suffolk Plaza, located in Suffolk, Virginia and The Commons, located in Dubois, Pennsylvania, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. During 2019, an impairment charge of $8.9 million has been recorded in connection with a property held for sale, which has been included in continuing operations in the accompanying consolidated statements of operations.

Equity

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions. The stock repurchase program expired on December 18, 2019. During 2019, the Company repurchased approximately 2,050,000 shares at a weighted average price per share of $3.34. Since approval of the plan on December 18, 2018, the Company has repurchased a total of 2,823,000 shares at a weighted average price per share of $3.25.

2018 Significant Transactions

Land Parcel Acquisition

On August 8, 2018, the Company purchased a land parcel adjacent to its Riverview Plaza property, located in Philadelphia, Pennsylvania. The purchase price for the land parcel was $1.0 million, which was comprised of $25,000 in cash and approximately 208,000 OP Units (based on the market price of the Company’s common stock).

Shopping Center Acquisition

On August 21, 2018, the Company entered into a deed of lease for Senator Square, a shopping center located in Washington, D.C. The deed of lease conveys fee title in the buildings to the Company and contains future options to acquire fee title in the land at its then fair-value. This lease was originally presented in the Company’s financial statements as two separate components as follows: (1) a $5.7 million capital lease obligation for the fee interest in the buildings, and (2) an operating lease for the land. The capital lease obligation was computed through the date of the Company’s first purchase option, as discussed below, and reflects an interest rate of 5.3%. Effective January 1, 2019, based upon the adoption of the new lease accounting standard, the component of the lease that was originally recorded as a capital lease obligation is now classified as a finance lease obligation.

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

Term Loan

On July 24, 2018, the Company closed a new $75.0 million unsecured term loan maturing on July 24, 2025 (all of which was borrowed on September 28, 2018). Interest on borrowings under the term loan can range from LIBOR plus 170 to 225 basis points (“bps”) (170 bps at December 31, 2018) based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rate to a fixed rate through its maturity.

Equity

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions. The stock repurchase program expired on December 18, 2019. During 2018, the Company repurchased approximately 772,000 shares at a weighted average price per share of $3.02.

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

Results of Operations

Comparison of 2019 to 2018

			Change
	2019	2018	Dollars	Percent
Revenues	$144,083,000	$152,020,000	$(7,937,000)	-5.2%
Property operating expenses	(48,347,000)	(47,894,000)	(453,000)	0.9%
Property operating income	95,736,000	104,126,000	(8,390,000)
General and administrative	(18,804,000)	(16,915,000)	(1,889,000)	11.2%
Depreciation and amortization	(45,861,000)	(40,053,000)	(5,808,000)	14.5%
Gain on sales	2,942,000	4,864,000	(1,922,000)	n/a
Impairment charges	(8,938,000)	(20,689,000)	11,751,000	n/a
Interest expense	(23,509,000)	(22,146,000)	(1,363,000)	6.2%
Early extinguishment of debt costs	—	(4,829,000)	4,829,000	n/a
Net income	1,566,000	4,358,000	(2,792,000)
Net (income) attributable to noncontrolling interests	(490,000)	(469,000)	(21,000)
Net income attributable to Cedar Realty Trust, Inc.	$1,076,000	$3,889,000	$(2,813,000)

Revenues were lower primarily as a result of (1) $5.4 million relating to a dark anchor tenant terminating its lease prior to the contractual expiration in 2018 at West Bridgewater Plaza, (2) a decrease of $3.4 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2019 and 2018, (3) a decrease of $0.8 million in rental revenues and expense recoveries attributable to same-center properties which was driven by the adoption of the new lease accounting standard (see Note 2 – “Recently-Adopted Accounting Pronouncements”), and (4) a decrease of $0.1 million in rental revenues and expense recoveries attributable to redevelopment properties, partially offset by (1) an increase of $1.7 million in rental revenues and expense recoveries attributable to properties acquired in 2019 and 2018, and (2) an increase of other income of $0.4 million.

Property operating expenses were higher primarily as a result of (1) an increase of $1.1 million in property operating expenses attributable to properties acquired in 2019 and 2018, and (2) an increase of $0.6 million in property operating expenses attributable to the Company’s redevelopment properties, partially offset by (1) a decrease of $0.8 million in property operating expenses attributable to properties that were sold or held for sale in 2019 and 2018, and (2) a decrease of $0.7 million in property operating expenses attributable to same-center properties which was driven by the adoption of the new lease accounting standard (see Note 2 – “Recently-Adopted Accounting Pronouncements”).

General and administrative costs were higher primarily as a result of (1) an increase in payroll expense of $2.8 million predominantly relating to the adoption of the new lease accounting standard in 2019 which no longer permits the capitalization of initial direct leasing costs, and (2) an increase in legal and professional fees of $0.6 million, partially offset by the reversal of $1.5 million of accrued expenses related to the termination of the prior Chief Operating Officer.

Depreciation and amortization expenses were higher primarily as a result (1) accelerated depreciation of $4.3 million in 2019 relating to the demolition of certain existing buildings at redevelopment properties, (2) an increase of $1.5 million attributable to same-center properties, (3) an increase of $1.2 million attributable to redevelopment properties, and (4) an increase of $0.5 million attributable to properties acquired in 2019 and 2018, partially offset by a decrease of $1.6 million attributable to properties that were sold or held for sale in 2019 and 2018.

Gain on sales in 2019 relates to the sale of Maxatawny Marketplace, located in Maxatawny, Pennsylvania and Fort Washington Center, located in Fort Washington, Pennsylvania. Gain on sale in 2018 relates to the sale of Mechanicsburg Center, located in Mechanicsburg, Pennsylvania.

Impairment charges in 2019 relate to The Commons, located in Dubois, Pennsylvania. Impairment charges in 2018 relate to (1) West Bridgewater Plaza, located in West Bridgewater, Pennsylvania totaling $9.4 million, and (2) Carll’s Corner, located in Bridgeton, New Jersey totaling $11.3 million

Interest expense was higher as a result of an increase in the overall weighted average interest rate.

Early extinguishment of debt costs in 2018 relates to defeasement fees and the accelerated write-off of unamortized costs associated with the prepayment of certain mortgage loans payable.

Comparison of 2018 to 2017

			Change
	2018	2017	Dollars	Percent
Revenues	$152,020,000	$146,008,000	$6,012,000	4.1%
Property operating expenses	(47,894,000)	(44,329,000)	(3,565,000)	8.0%
Property operating income	104,126,000	101,679,000	2,447,000
General and administrative	(16,915,000)	(16,907,000)	(8,000)	0.0%
Acquisition pursuit costs	-	(156,000)	156,000	n/a
Depreciation and amortization	(40,053,000)	(40,115,000)	62,000	-0.2%
Gain on sales	4,864,000	7,099,000	(2,235,000)	n/a
Impairment charges	(20,689,000)	(9,538,000)	(11,151,000)	n/a
Interest expense	(22,146,000)	(22,199,000)	53,000	-0.2%
Early extinguishment of debt costs	(4,829,000)	(210,000)	(4,619,000)	n/a
Net income	4,358,000	19,653,000	(15,295,000)
Net (income) attributable to noncontrolling interests	(469,000)	(510,000)	41,000
Net income attributable to Cedar Realty Trust, Inc.	$3,889,000	$19,143,000	$(15,254,000)

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

Impairment charges in 2018 relate to (1) West Bridgewater Plaza, located in West Bridgewater, Pennsylvania totaling $9.4 million, and (2) Carll’s Corner, located in Bridgeton, New Jersey totaling $11.3 million.  Impairment charges in 2017 relate to Fredericksburg Way, located in Fredericksburg, Virginia.

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

	Years ended December 31,
	2019	2018
Operating income	$25,075,000	$31,333,000
Add (deduct):
General and administrative	18,804,000	16,915,000
Gain on sales	(2,942,000)	(4,864,000)
Impairment charges	8,938,000	20,689,000
Depreciation and amortization	45,861,000	40,053,000
Straight-line rents	(405,000)	(1,142,000)
Amortization of intangible lease liabilities	(2,827,000)	(4,361,000)
Other adjustments	(89,000)	(87,000)
NOI related to properties not defined as same-property	(16,263,000)	(22,612,000)
Same-property NOI	$76,152,000	$75,924,000

Number of same properties	47	47
Same-property occupancy, end of period	91.3%	91.8%
Same-property leased, end of period	93.2%	92.0%
Same-property average base rent, end of period	$13.48	$13.26

Same-property NOI for the comparative years increased by 0.3%. The results are driven primarily by an increase in average base rent of $0.22 per square foot, partially offset by a decrease in occupancy of 50 bps.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during 2019:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($)
Renewals	113	1,388,700	12.35	12.28	0.5%	0.99
New Leases - Comparable	42	327,600	11.67	10.61	10.1%	48.96	(a)
New Leases - Non-Comparable (b)	7	25,800	33.06	n/a	n/a	31.20	(a)
Total (c)	162	1,742,100	12.53	n/a	n/a	10.55

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $1.44 per square foot.

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

As of December 31, 2019, the Company had $95.6 million available for additional borrowings under its revolving credit facility. The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consisting of (1) a $250 million revolving credit facility, and (2) a $50 million term loan. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments.

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions. The stock repurchase program expired on December 18, 2019. During 2019, the Company repurchased approximately 2,050,000 shares at a weighted average price per share of $3.34. Since approval of the plan on December 18, 2018, the Company has repurchased a total of 2,823,000 shares at a weighted average price per share of $3.25.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facilities contain restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facilities are unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. As of December 31, 2019, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Debt and finance lease obligations are composed of the following at December 31, 2019:

			December 31, 2019
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgage	Jun 2026		$46,679,000	3.9%
Finance lease obligation	Sep 2050		5,665,000	5.3%
Unsecured credit facilities (a):
Variable-rate:
Revolving credit facility	Sep 2021	(b)	106,000,000	3.2%
Term loan	Sep 2022		50,000,000	3.3%
Fixed-rate (c):
Term loan	Feb 2021		75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%
Term loan	Sep 2022	(d)	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%
Term loan	Sep 2024		75,000,000	3.7%
Term loan	Jul 2025		75,000,000	4.6%
			633,344,000	3.5%
Unamortized issuance costs			(2,769,000)
			$630,575,000

(a)

During the first quarter of 2020, the weighted average interest rate for the Company’s unsecured credit facilities increased 14 bps (ranging from an increase of 10 bps to 15 bps for each individual borrowing) as a result of a slight increase in the Company’s leverage ratio.

(b)	The revolving credit facility is subject to a one-year extension at the Company’s option.
(c)

The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

(d)

The current interest rate swap agreement expires in February 2020 at which time a new interest rate swap agreement will begin resulting in an effective interest rate of 3.2%, based on the Company’s leverage ratio at December 31, 2019.

The following table details the Company’s debt and finance lease obligation maturities at December 31, 2019:

	Mortgage Loan	Finance Lease	Revolving		Term		Unamortized
Year	Payable	Obligation	Credit Facility		Loans	Total	Issuance Costs	Total
2020	$1,034,000	$33,000	$-		$-	$1,067,000	$(767,000)	$300,000
2021	1,074,000	35,000	106,000,000	(a)	75,000,000	182,109,000	(648,000)	181,461,000
2022	1,116,000	37,000	-		150,000,000	151,153,000	(499,000)	150,654,000
2023	1,160,000	39,000	-		100,000,000	101,199,000	(274,000)	100,925,000
2024	1,206,000	41,000	-		75,000,000	76,247,000	(207,000)	76,040,000
Thereafter	41,089,000	5,480,000	-		75,000,000	121,569,000	(374,000)	121,195,000
	$46,679,000	$5,665,000	$106,000,000		$475,000,000	$633,344,000	$(2,769,000)	$630,575,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.

The remaining property-specific mortgage loan payable matures in 2026. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2019 and 2018. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of

Directors may deem relevant. Additionally, the Company may reduce or suspend payment of dividends to retain cash and reduce debt obligations and/or to fund redevelopments and other capital needs.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company’s significant debt repayment, interest, finance and operating lease obligations at December 31, 2019:

	Maturity Date
	2020	2021	2022	2023	2024	Thereafter	Total
Debt:
Mortgage loan payable	$1,034,000	$1,074,000	$1,116,000	$1,160,000	$1,206,000	$41,089,000	$46,679,000
Unsecured revolving credit facility (a)	-	106,000,000	-	-	-	-	106,000,000
Unsecured term loans	-	75,000,000	150,000,000	100,000,000	75,000,000	75,000,000	475,000,000
Interest payments (b)	21,913,000	18,468,000	13,438,000	8,856,000	6,934,000	4,014,000	73,623,000
Finance lease obligation (principal and interest)	333,000	333,000	333,000	333,000	333,000	10,729,000	12,394,000
Operating lease obligations	1,657,000	1,202,000	1,112,000	1,114,000	1,114,000	29,704,000	35,903,000
Total	$24,937,000	$202,077,000	$165,999,000	$111,463,000	$84,587,000	$160,536,000	$749,599,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.
(b)

Represents interest payments expected to be incurred on the Company's debt obligations as of December 31, 2019, including interest that may subsequently be capitalized. The interest rates used in this calculation in regards to the unsecured revolving credit facility and term loan not subject to interest rate swap agreements consist of LIBOR plus a credit spread based on the Company’s leverage ratio as of December 31, 2019, with the rate in effect at December 31, 2019 being assumed to remain in effect until their maturities. The interest rates used in this calculation in regards to the unsecured term loans subject to interest rate swap agreements consists of LIBOR plus a credit spread based on the Company’s leverage ratio as of December 31, 2019, for which the Company has converted the LIBOR rates to fixed rates.

In addition, the Company has outstanding construction commitments totaling approximately $13.6 million at December 31, 2019.

Off-Balance Sheet Arrangements

Other than the items disclosed in the Contractual Obligations and Commercial Commitments section above, the Company had no off-balance sheet arrangements as of December 31, 2019 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Net Cash Flows

	Year ended December 31,
	2019	2018	2017
Cash flows provided by (used in):
Operating activities	$53,675,000	$57,900,000	$57,093,000
Investing activities	$(22,342,000)	$(14,938,000)	$(45,497,000)
Financing activities	$(30,563,000)	$(48,204,000)	$(10,139,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $56.1 million, $66.7 million, and $65.5 million for 2019, 2018 and 2017, respectively.  The decrease between 2019 and 2018 was primarily a result of (1) the Company accepting a payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2018, (2) an increase in cash paid for interest, and (3) property dispositions in 2019 and 2018. The increase between 2018 and 2017 was primarily a result of the Company accepting a payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2018, partially offset by an increase in cash paid for interest.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property disposition activities, property acquisitions and expenditures for property improvements. During 2019 the Company incurred expenditures of $31.9 million for property improvements, and acquired a property for $9.1 million, which was partially offset by $18.7 million in proceeds from the sales of properties. During 2018, the Company incurred expenditures of $30.4 million for property improvements and issued a $3.5 million mortgage note receivable, which was partially offset by $19.1 million in proceeds from the sale of properties. During 2017, the

Company acquired shopping centers for $32.4 million, and incurred expenditures of $25.6 million for property improvements, which was offset by $12.5 million in proceeds from the sale of an outparcel building.

Financing Activities

During 2019, the Company paid $28.6 million of preferred and common stock distributions, had $6.8 million of common stock repurchases, and had $1.0 million of mortgage repayments, which was partially offset by net borrowings of $6.0 million under the revolving credit facility. During 2018, the Company had $80.3 million of repayments of mortgage obligations, paid $50.0 million to partially redeem shares of its Series B Preferred Stock, had $29.6 million of preferred and common stock distributions, had $5.2 million of payment for early extinguishment of debt costs, had $2.3 million of common stock repurchases, and $0.7 million of payments for debt financing costs, which was partially offset by a $75.0 million borrowing under a new term loan, and net borrowings of $45.0 million under the revolving credit facility. During 2017, the Company paid $112.5 million to partially redeem shares of its Series B Preferred Stock, had $31.3 million of preferred and common stock distributions, net repayments of $17.0 million under the revolving credit facility, $10.3 million of repayments of mortgage obligations, and $2.5 million of payments for debt financing costs, which was partially offset by net proceeds of $120.4 million from the sale of shares of its Series C Preferred Stock, and net proceeds of $43.2 million from the sales of its common stock.

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

A reconciliation of net (loss) attributable to common shareholders to FFO and Operating FFO for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years ended December 31,
	2019	2018	2017
Net (loss) attributable to common shareholders	$(9,676,000)	$(10,481,000)	$(2,399,000)
Real estate depreciation and amortization	45,677,000	39,858,000	39,922,000
Limited partners' interest	(57,000)	(28,000)	(13,000)
Gain on sales	(2,942,000)	(4,864,000)	(7,099,000)
Impairment charges	8,938,000	20,689,000	9,538,000
Consolidated minority interests:
Share of income	547,000	497,000	523,000
Share of FFO	(414,000)	(430,000)	(440,000)
FFO applicable to diluted common shares	42,073,000	45,241,000	40,032,000
Reversal of management transition costs (a)	(1,500,000)	—	—
Redevelopment costs (b)	196,000	—	37,000
Preferred stock redemption costs	—	3,507,000	7,890,000
Financing costs (c)	—	4,829,000	210,000
Acquisition pursuit costs (d)	—	—	156,000
Operating FFO applicable to diluted common shares	$40,769,000	$53,577,000	$48,325,000

FFO per diluted common share	$0.46	$0.49	$0.45
Operating FFO per diluted common share	$0.45	$0.58	$0.55
Weighted average number of diluted common shares (e):
Common shares and equivalents	90,607,000	92,361,000	87,948,000
OP Units	547,000	429,000	350,000
	91,154,000	92,790,000	88,298,000

(a)

General and administrative expenses were reduced as a result of the reversal of previously accrued expenses associated with the termination of the prior Chief Operating Officer. As original estimated expenses were added back to operating FFO when recorded in 2016, the reversal of such expenses have been deducted from Operating FFO.

(b)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
(c)	Represents extinguishment of debt costs.
(d)	Represents costs directly associated with acquiring properties that are expensed pursuant to GAAP such as transfer taxes, brokerage fees and legal expenses.
(e)

The weighted average number of diluted common shares used to compute FFO and Operating FFO applicable to diluted common shares includes OP Units, unvested restricted stock units and unvested restricted shares that are excluded from the computation of diluted EPS.

Inflation

Inflation has been relatively low in recent years (including our three most recent fiscal years) and has not had a significant detrimental impact on the Company’s results of operations. There have been mixed indications of an increase in inflation in the U.S. economy.  If inflation rates increase, substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes and many of the operating expenses it incurs. Significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business.

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At December 31, 2019, the Company had $0.1 million included in deferred charges and other assets, net, in addition to $7.2 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At December 31, 2019, long-term debt consisted of a fixed-rate mortgage loan payable, a finance lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $477.3 million of fixed-rate debt outstanding was 3.6%, with maturities at various dates through 2050. The average interest rate on the $156.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 3.2%. With respect to the $156.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.6 million per annum.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Cedar Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2020 expressed an unqualified opinion thereon.

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

New York, New York
February 13, 2020

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018
ASSETS
Real estate:
Land	$293,456,000	$295,734,000
Buildings and improvements	1,221,750,000	1,212,948,000
	1,515,206,000	1,508,682,000
Less accumulated depreciation	(389,861,000)	(361,969,000)
Real estate, net	1,125,345,000	1,146,713,000

Real estate held for sale	13,230,000	11,592,000
Cash and cash equivalents	2,747,000	1,977,000
Receivables	22,164,000	21,977,000
Other assets and deferred charges, net	42,139,000	40,642,000
TOTAL ASSETS	$1,205,625,000	$1,222,901,000

LIABILITIES AND EQUITY
Mortgage loan payable	$46,370,000	$47,315,000
Finance lease obligation	5,364,000	5,387,000
Unsecured revolving credit facility	106,000,000	100,000,000
Unsecured term loans	472,841,000	472,132,000
Accounts payable and accrued liabilities	50,502,000	26,142,000
Unamortized intangible lease liabilities	10,473,000	13,209,000
Total liabilities	691,550,000	664,185,000

Commitments and contingencies	-	-

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 89,020,000 and 90,436,000 shares, issued and outstanding, respectively)	5,341,000	5,426,000
Treasury stock (3,068,000 and 2,971,000 shares, respectively, at cost)	(16,311,000)	(16,572,000)
Additional paid-in capital	872,724,000	875,565,000
Cumulative distributions in excess of net income	(503,725,000)	(475,726,000)
Accumulated other comprehensive (loss) income	(7,009,000)	7,191,000
Total Cedar Realty Trust, Inc. shareholders' equity	510,561,000	555,425,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	435,000	(112,000)
Limited partners' OP Units	3,079,000	3,403,000
Total noncontrolling interests	3,514,000	3,291,000
Total equity	514,075,000	558,716,000
TOTAL LIABILITIES AND EQUITY	$1,205,625,000	$1,222,901,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2019	2018	2017
REVENUES
Rental revenues	$142,719,000	$147,236,000	$144,496,000
Other	1,364,000	4,784,000	1,512,000
Total revenues	144,083,000	152,020,000	146,008,000
EXPENSES
Operating, maintenance and management	27,593,000	27,771,000	24,752,000
Real estate and other property-related taxes	20,754,000	20,123,000	19,577,000
General and administrative	18,804,000	16,915,000	16,907,000
Acquisition pursuit costs	-	-	156,000
Depreciation and amortization	45,861,000	40,053,000	40,115,000
Total expenses	113,012,000	104,862,000	101,507,000

OTHER
Gain on sales	2,942,000	4,864,000	7,099,000
Impairment charges	(8,938,000)	(20,689,000)	(9,538,000)
Total other	(5,996,000)	(15,825,000)	(2,439,000)

OPERATING INCOME	25,075,000	31,333,000	42,062,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(23,509,000)	(22,146,000)	(22,199,000)
Early extinguishment of debt costs	-	(4,829,000)	(210,000)
Total non-operating income and expenses	(23,509,000)	(26,975,000)	(22,409,000)

NET INCOME	1,566,000	4,358,000	19,653,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(547,000)	(497,000)	(523,000)
Limited partners' interest in Operating Partnership	57,000	28,000	13,000
Total net (income) attributable to noncontrolling interests	(490,000)	(469,000)	(510,000)

NET INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	1,076,000	3,889,000	19,143,000

Preferred stock dividends	(10,752,000)	(10,863,000)	(13,652,000)
Preferred stock redemption costs	-	(3,507,000)	(7,890,000)

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(9,676,000)	$(10,481,000)	$(2,399,000)

NET (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):	$(0.12)	$(0.13)	$(0.04)

Weighted average number of common shares - basic and diluted	86,341,000	88,420,000	84,168,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2019	2018	2017

Net income	$1,566,000	$4,358,000	$19,653,000

Other comprehensive income - unrealized (loss) gain on change in fair value of cash flow hedges	(14,286,000)	1,518,000	5,287,000

Comprehensive (loss) income	(12,720,000)	5,876,000	24,940,000

Comprehensive (income) attributable to noncontrolling interests	(404,000)	(490,000)	(530,000)

Comprehensive (loss) income attributable to Cedar Realty Trust, Inc.	$(13,124,000)	$5,386,000	$24,410,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2019, 2018 and 2017

							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income (loss)	Total
BALANCE, DECEMBER 31, 2016	7,950,000	$190,661,000	85,316,000	$5,119,000	$(18,129,000)	$829,526,000	$(426,864,000)	$427,000	$580,740,000
Net income	—	—	—	—	—	—	19,143,000	—	19,143,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	5,267,000	5,267,000
Share-based compensation, net	—	—	249,000	15,000	(334,000)	3,832,000	—	—	3,513,000
Net proceeds from sales of Series C Shares	5,000,000	124,774,000	—	—	—	(4,342,000)	—	—	120,432,000
Redemptions of Series B Shares	(4,500,000)	(107,927,000)	—	—	—	3,307,000	(7,890,000)	—	(112,510,000)
Common stock sales, net of issuance expenses	—	—	5,752,000	345,000	—	42,821,000	—	—	43,166,000
Preferred stock dividends	—	—	—	—	—	—	(13,652,000)	—	(13,652,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(17,681,000)	—	(17,681,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(82,000)	—	—	(82,000)
BALANCE, DECEMBER 31, 2017	8,450,000	207,508,000	91,317,000	5,479,000	(18,463,000)	875,062,000	(446,944,000)	5,694,000	628,336,000
Net (loss) income	—	—	—	—	—	—	3,889,000	—	3,889,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,497,000	1,497,000
Share-based compensation, net	—	—	(111,000)	(7,000)	1,891,000	1,467,000	—	—	3,351,000
Redemptions of Series B Shares	(2,000,000)	(47,967,000)	—	—	—	1,458,000	(3,507,000)	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	2,000	—	—	9,000	—	—	9,000
Common stock repurchases	—	—	(772,000)	(46,000)	—	(2,283,000)	—	—	(2,329,000)
Preferred stock dividends	—	—	—	—	—	—	(10,863,000)	—	(10,863,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(18,301,000)	—	(18,301,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	—
Issuance of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(148,000)	—	—	(148,000)
BALANCE, DECEMBER 31, 2018	6,450,000	159,541,000	90,436,000	5,426,000	(16,572,000)	875,565,000	(475,726,000)	7,191,000	555,425,000
Prior period adjustment - adoption of lease accounting standard	—	—	—	—	—	—	(515,000)	—	(515,000)
BALANCE, DECEMBER 31, 2018, RESTATED	6,450,000	159,541,000	90,436,000	5,426,000	(16,572,000)	875,565,000	(476,241,000)	7,191,000	554,910,000
Net (loss) income	—	—	—	—	—	—	1,076,000	—	1,076,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—		—	(14,200,000)	(14,200,000)
Share-based compensation, net	—	—	626,000	38,000	261,000	3,830,000	—	—	4,129,000
Common stock sales, net of issuance expenses	—	—	8,000	—	—	23,000	—	—	23,000
Common stock repurchases	—	—	(2,050,000)	(123,000)	—	(6,721,000)	—	—	(6,844,000)
Preferred stock dividends	—	—	—	—	—	—	(10,752,000)	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(17,808,000)	—	(17,808,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	27,000	—	—	27,000
BALANCE, DECEMBER 31, 2019	6,450,000	159,541,000	89,020,000	5,341,000	(16,311,000)	872,724,000	(503,725,000)	(7,009,000)	510,561,000

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2019, 2018 and 2017

Continued

	Noncontrolling Interests
	Minority
	interests in	Limited
	consolidated	partners'		Total
	joint ventures	OP Units	Total	equity
BALANCE, DECEMBER 31, 2016	$(1,132,000)	$2,389,000	$1,257,000	$581,997,000
Net income	523,000	(13,000)	510,000	19,653,000
Unrealized gain on change in fair value of cash flow hedges	—	20,000	20,000	5,287,000
Share-based compensation, net	—	—	—	3,513,000
Net proceeds from sales of Series C Shares	—	—	—	120,432,000
Redemptions of Series B Shares	—	—	—	(112,510,000)
Common stock sales, net of issuance expenses	—	—	—	43,166,000
Preferred stock dividends	—	—	—	(13,652,000)
Distributions to common shareholders/noncontrolling interests	—	(70,000)	(70,000)	(17,751,000)
Redemption of OP Units	—	(24,000)	(24,000)	(24,000)
Reallocation adjustment of limited partners' interest	—	82,000	82,000	—
BALANCE, DECEMBER 31, 2017	(609,000)	2,384,000	1,775,000	630,111,000
Net (loss) income	497,000	(28,000)	469,000	4,358,000
Unrealized gain on change in fair value of cash flow hedges	—	21,000	21,000	1,518,000
Share-based compensation, net	—	—	—	3,351,000
Redemptions of Series B Shares	—	—	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	—	9,000
Common stock repurchases	—	—	—	(2,329,000)
Preferred stock dividends	—	—	—	(10,863,000)
Distributions to common shareholders/noncontrolling interests	—	(90,000)	(90,000)	(18,391,000)
Redemption of OP Units	—	(7,000)	(7,000)	(7,000)
Issuance of OP Units	—	975,000	975,000	975,000
Reallocation adjustment of limited partners' interest	—	148,000	148,000	—
BALANCE, DECEMBER 31, 2018	(112,000)	3,403,000	3,291,000	558,716,000
Prior period adjustment - adoption of lease accounting standard	—	—	—	(515,000)
BALANCE, DECEMBER 31, 2018, RESTATED	(112,000)	3,403,000	3,291,000	558,201,000
Net (loss) income	547,000	(57,000)	490,000	1,566,000
Unrealized (loss) on change in fair value of cash flow hedges	—	(86,000)	(86,000)	(14,286,000)
Share-based compensation, net	—	—	—	4,129,000
Common stock sales, net of issuance expenses	—	—	—	23,000
Common stock repurchases	—	—	—	(6,844,000)
Preferred stock dividends	—	—	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	(111,000)	(111,000)	(17,919,000)
Redemption of OP Units	—	(43,000)	(43,000)	(43,000)
Reallocation adjustment of limited partners' interest	—	(27,000)	(27,000)	—
BALANCE, DECEMBER 31, 2019	$435,000	$3,079,000	$3,514,000	$514,075,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$1,566,000	$4,358,000	$19,653,000
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales	(2,942,000)	(4,864,000)	(7,099,000)
Impairment charges	8,938,000	20,689,000	9,538,000
Early extinguishment of debt costs	—	4,829,000	210,000
Straight-line rents and expenses, net	(265,000)	(1,142,000)	(864,000)
Provision for doubtful accounts	412,000	2,273,000	1,715,000
Depreciation and amortization	45,861,000	40,053,000	40,115,000
Amortization of intangible lease liabilities, net	(2,827,000)	(4,361,000)	(2,518,000)
Expense relating to share-based compensation, net	4,117,000	3,763,000	3,552,000
Amortization of premium on mortgage loan payable	—	(80,000)	(130,000)
Amortization of deferred financing costs	1,286,000	1,224,000	1,325,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(812,000)	(3,902,000)	(3,467,000)
Prepaid expenses and other	(3,037,000)	(6,591,000)	(4,600,000)
Accounts payable and accrued liabilities	1,378,000	1,651,000	(337,000)
Net cash provided by operating activities	53,675,000	57,900,000	57,093,000

INVESTING ACTIVITIES
Acquisition of real estate	(9,083,000)	(179,000)	(32,442,000)
Expenditures for real estate improvements	(31,910,000)	(30,377,000)	(25,561,000)
Net proceeds from sales of real estate	18,651,000	19,118,000	12,506,000
Issuance of mortgage note receivable	—	(3,500,000)	—
Net cash (used in) investing activities	(22,342,000)	(14,938,000)	(45,497,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(21,000,000)	(123,500,000)	(185,500,000)
Advances under revolving credit facility	27,000,000	168,500,000	168,500,000
Advance under term loan	—	75,000,000	—
Mortgage repayments	(1,027,000)	(80,330,000)	(10,294,000)
Payment of early extinguishment of debt costs	—	(5,159,000)	—
Payments of debt financing costs	—	(705,000)	(2,502,000)
Noncontrolling interests:
Distributions to limited partners	(111,000)	(90,000)	(70,000)
Redemption of OP Units	(43,000)	(7,000)	(24,000)
Net proceeds from sale of preferred stock	—	—	120,432,000
Redemptions of preferred stock	—	(50,016,000)	(112,510,000)
Common stock sales less issuance expenses, net	22,000	9,000	43,166,000
Common stock repurchases	(6,844,000)	(2,329,000)	—
Preferred stock dividends	(10,752,000)	(11,276,000)	(13,656,000)
Distributions to common shareholders	(17,808,000)	(18,301,000)	(17,681,000)
Net cash (used in) financing activities	(30,563,000)	(48,204,000)	(10,139,000)

Net increase (decrease) in cash, cash equivalents and restricted cash	770,000	(5,242,000)	1,457,000
Cash, cash equivalents and restricted cash at beginning of year	1,977,000	7,219,000	5,762,000
Cash, cash equivalents and restricted cash at end of year	$2,747,000	$1,977,000	$7,219,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$2,747,000	$1,977,000	$3,702,000
Restricted cash	—	—	3,517,000
Cash, cash equivalents and restricted cash	$2,747,000	$1,977,000	$7,219,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the "Company") is a real estate investment trust ("REIT") that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At December 31, 2019, the Company owned and managed a portfolio of 56 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2019, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at December 31, 2019) is represented by partnership units in the Operating Partnership (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 537,000 OP Units are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash. Unless specifically noted otherwise, all references to OP Units exclude limited partnership units held by the Company.

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

The Financial Accounting Standards Board (“FASB”) issued guidance which amended the consolidation requirements, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under the analysis, limited partnerships and other similar entities will be considered variable interest entities unless the limited partners hold substantive kick-out rights or participating rights. The guidance was adopted on January 1, 2016. The Company evaluated its existing joint venture property at San Souci Plaza based on the new guidance, determined the entity to be a variable interest entity, and continued to consolidate the entity. At December 31, 2019, this VIE owned real estate with a carrying value of $26.2 million and no mortgage loan payable.

The Company has a 60%-owned joint venture originally formed to develop the project known as Crossroads II. This joint venture is consolidated as it is deemed to be a VIE and the Company is the primary beneficiary. The Company (1) guaranteed all related debt, (2) does not require its partners to fund additional capital requirements, (3) has an economic interest greater than its voting proportion and (4) directs the management activities that significantly impact the performance of the joint venture. At December 31, 2019, this VIE owned real estate with a carrying value of $37.6 million and no mortgage loan payable.

The accompanying financial statements are prepared on the accrual basis in accordance with accounting principles generally accepted in the United States (“GAAP”), which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates.

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years, with buildings being depreciated at the upper end of the range. Depreciation expense amounted to $41.8 million, $36.1 million and $36.5 million for 2019, 2018 and 2017, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

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

Effective January 1, 2018, the Company has adopted the guidance on gains and losses from the derecognition of nonfinancial assets. This guidance applies to all nonfinancial assets (including real estate) for which the counterparty is not a customer and also

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

clarifies that all businesses are derecognized using the deconsolidation guidance. Additionally, it defines an in substance nonfinancial asset as a financial asset that is promised to a counterparty in a contract in which substantially all of the fair value of the asset promised in the contract is concentrated in nonfinancial assets, which excludes cash or cash equivalents and liabilities. The Company believes these criteria for all real estate sold were met during 2019 and 2018. Under prior guidance, sales of real estate were recognized only when sufficient down payments had been obtained, possession and other attributes of ownership had been transferred to the buyer and the Company had no significant continuing involvement. The Company believes these criteria were met for all real estate sold during 2017.

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

Cash and Cash Equivalents / Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days, and include cash at consolidated joint ventures of $0.3 million and $0.2 million at December 31, 2019 and 2018, respectively.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established.

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

December 31, 2019

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

In November 2018, the FASB clarified the existing accounting treatment relating to receivables arising from operating leases, stating that such receivables are not within the scope of the expected credit loss standard and that impairment of receivables arising from operating leases should be accounted for in accordance with the recently-adopted lease accounting standard. This required the Company, as of January 1, 2019, to review its existing lease portfolio to determine if all future lease payments are probable of collection and, if the Company determined that all future lease payments are not probable of collection, the Company will account for these leases on a cash basis. This required that all amounts that were historically recorded as bad debt expense, and previously included in operating expenses in the Company’s consolidated statement of operations, now be recorded as a direct reduction of rental revenues. Prior to January 1, 2019, the Company made estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzed accounts receivable and evaluated the adequacy of the allowance for doubtful accounts, it considered such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $5.6 million and $5.9 million at December 31, 2019 and 2018, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $0.4 million, $2.2 million and $1.7 million in 2019, 2018 and 2017, respectively.

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

Income Taxes

The Company, organized in 1984, has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its shareholders and complies with certain other requirements. As of December 31, 2019, the Company was in compliance with all REIT requirements.

The Company follows a two-step approach for evaluating uncertain federal, state and local tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

Share-Based Compensation

During 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). As of the effective date of the 2017 Plan, the Company may not grant any further awards under the 2012 Plan. The 2017 Plan establishes the procedures for the granting of, among other things, restricted stock awards. On May 1, 2019, the Company’s shareholders approved an amendment to the 2017 Plan, which increased the maximum number of shares of the Company’s common stock that may be issued pursuant to the 2017 Plan by 2.0 million shares, to a new total of 6.0 million shares (see Note 14 – “Share-Based Compensation”), and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 500,000. All grants issued pursuant to the 2017 Plan generally vest (1) at the end of designated time periods for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of all grants are being expensed on a straight-line basis over their respective vesting periods (irrespective of achievement of the performance-based grants) adjusted, as applicable, for forfeitures. For restricted share grants subject to graded vesting, the amounts expensed are at least equal to the measured expense of each vested tranche.  Based on the terms of the 2017 Plan, those grants of restricted shares that are contributed to the Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet.

Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2019	2018	2017
Supplemental disclosure of cash activities:
Cash paid for interest	$23,859,000	$22,191,000	$21,359,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	1,649,000	1,528,000	684,000
Recognition of right-of-use assets and related lease liabilities	13,778,000	—	—
Issuance of OP Units in connection with a land parcel acquisition	—	975,000	—

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

December 31, 2019

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

In February 2016, the FASB issued guidance amending the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The guidance, effective for annual and interim reporting periods beginning on or after December 15, 2018, requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. The Company is not required to reassess the classification of existing ground leases where it is the lessee and therefore these leases will continue to be accounted for as operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less continue to be accounted for pursuant to existing guidance for operating leases. Based on the Company’s future obligations under its ground lease and executive office lease agreements for which the Company is the lessee, the newly adopted guidance resulted in the recognition of (1) right-of-use assets of $14.6 million included in other assets and deferred charges, net, and (2) right-of-use liabilities of $14.6 million included in accounts payable and accrued liabilities, on the Company’s consolidated balance sheet as of January 1, 2019.  In the event the Company modifies existing ground leases or enters into new ground leases after adoption of the new standard, such leases may be classified as finance leases. Additionally, the guidance requires that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. During 2019, the Company expensed $2.8 million of leasing costs which would have previously been capitalized.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

The FASB provided lessors with a practical expedient, elected by class of underlying asset, to account for lease and non-lease components as a single lease component if certain criteria are met. Lessors that make these elections are required to provide additional disclosures. The FASB provided an additional (and optional) transition method that allows entities to initially apply the guidance at the adoption date (January 1, 2019) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company applied both these practical expedients upon adoption. The practical expedient allowed the Company to not separate expenses reimbursed by customers from the associated rental revenue if certain criteria were met. The Company assessed these criteria and concluded that the timing and pattern of transfer for rental revenue and the associated rental expense recoveries are the same and, as the leases qualify as operating leases, the Company accounted for and presented rents and expense recoveries as a single component under rental revenues in the consolidated statement of operations for 2019. As a result of the adoption of this practical expedient, the Company also presented $113.9 million and $113.3 million of rents and $33.4 million and $31.2 million of expense recoveries as single components in the consolidated statement of operations for 2018 and 2017, respectively, to conform to the new 2019 presentation.

In November 2018, the FASB clarified the existing accounting treatment relating to receivables arising from operating leases, stating that such receivables are not within the scope of the expected credit loss standard and that impairment of receivables arising from operating leases should be accounted for in accordance with the recently-adopted lease accounting standard. This required the Company to review its existing lease portfolio to determine if all future lease payments are probable of collection and, if the Company determined that all future lease payments are not probable of collection, the Company will account for these leases on a cash basis. This required that all amounts that were historically recorded as bad debt expense, and previously included in operating expenses in the Company’s consolidated statement of operations, now be recorded as a direct reduction of rental revenues. As permitted by the standard upon adoption, the Company recorded a $0.5 million prior-period adjustment to opening equity which the Company has reflected in the consolidated statement of equity for 2019.

Recently-Issued Accounting Pronouncements

In June 2016, the FASB issued guidance which enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including accounts receivable, straight-line rent receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2019. The Company is currently in the process of evaluating the guidance, but does not believe it will have a material effect on the Company’s consolidated financial statements.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

Note 3. Real Estate

Real estate activity for 2019 and 2018 is composed of the following:

	Years ended December 31,
	2019	2018
Cost
Balance, beginning of year	$1,508,682,000	$1,534,599,000
Properties transferred to held for sale	(36,265,000)	(61,505,000)
Property acquisitions	9,333,000	6,481,000
Asset write-offs	(3,633,000)	—
Improvements and betterments	37,089,000	29,107,000
Balance, end of the year	$1,515,206,000	$1,508,682,000

Accumulated depreciation
Balance, beginning of the year	$361,969,000	$341,943,000
Properties transferred held for sale	(10,143,000)	(14,886,000)
Asset write-offs	(3,107,000)	—
Depreciation expense	41,142,000	34,912,000
Balance, end of the year	$389,861,000	$361,969,000

Net book value	$1,125,345,000	$1,146,713,000

At December 31, 2019, Franklin Village Plaza was pledged as collateral for a mortgage loan payable. See Note 8 - “Mortgage Loans Payable and Credit Facilities”.

2019 Acquisition

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

2018 Shopping Center Acquisition

On August 21, 2018, the Company entered into a deed of lease for Senator Square, a shopping center located in Washington, D.C. The deed of lease conveys fee title in the buildings to the Company and contains future options to acquire fee title in the land at its then fair-value. The purchase price has been allocated to real estate assets and liabilities. This lease was originally presented in the Company’s financial statements as two separate components as follows: (1) a $5.7 million capital lease obligation for the fee interest in the buildings, and (2) an operating lease for the land. The capital lease obligation was computed through the date of the Company’s first purchase option, as discussed below, and reflects an interest rate of 5.3%. Effective January 1, 2019, based upon the adoption of the new lease accounting standard, the component of the lease that was originally recorded as a capital lease obligation is now classified as a finance lease obligation, and is being presented as such for all years presented.

The lease initially requires monthly payments of $75,000 through maturity in August 2117 unless the Company exercises one of its options to acquire the land. The first such option will be available between the 25th and 33rd anniversaries of the lease, depending on certain property benchmarks, with additional purchase options every 10 years thereafter during the lease term. The lease also

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

Dispositions

During 2019, 2018 and 2017, the Company sold the properties listed below:

		Date	Sales	Gain on
Property	Location	Sold	Price	Sale
2019
Maxatawny Marketplace	Maxatawny, PA	2/15/2019	$10,330,000	$101,000
Fort Washington Center	Fort Washington, PA	6/26/2019	9,048,000	2,841,000
			$19,378,000	$2,942,000
2018
Mechanicsburg Center	Mechanicsburg, PA	8/28/2018	$16,100,000	$4,864,000
West Bridgewater Plaza	West Bridgewater, MA	9/28/2018	3,500,000	-
			$19,600,000	$4,864,000
2017
Outparcel Building adjacent to Camp Hill	Camp Hill, PA	2/1/2017	$10,650,000	$7,099,000
Fredericksburg Way	Fredericksburg, VA	12/29/2017	2,200,000	-
			$12,850,000	$7,099,000

The Company recorded impairment charges of $9.4 million relating to West Bridgewater Plaza during 2018, and $9.5 million relating to Fredericksburg Way during 2017, which are included in continuing operations in the accompanying consolidated statements of operations.

Real Estate Held for Sale

As of December 31, 2019, Carll’s Corner, located in Bridgeton, New Jersey, Suffolk Plaza, located in Suffolk, Virginia, and The Commons, located in Dubois, Pennsylvania, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. The Company recorded an impairment charge of $8.9 million in connection with The Commons in 2019 and $11.3 million in connection with Carll’s Corner during 2018.

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

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities.  As of December 31, 2019 and December 31, 2018, the fair value of the Company’s fixed rate mortgage loan payable, which was determined to be Level 3 within the valuation hierarchy, was $47.0 million and $44.4 million, respectively; the carrying value of such loan was $46.4 million and $47.3 million, respectively. As of December 31, 2019 and December 31, 2018, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair values of the Company’s mortgage note receivable and finance lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of December 31, 2019 and December 31, 2018, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2019, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2019 and December 31, 2018, respectively:

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$823,000	$—	$—	$823,000
Deferred compensation liabilities (b)	$824,000	$—	$—	$824,000
Interest rate swaps asset (a)	$—	$136,000	$—	$136,000
Interest rate swaps liability (b)	$—	$7,180,000	$—	$7,180,000

	December 31, 2018
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$616,000	$—	$—	$616,000
Deferred compensation liabilities (b)	$610,000	$—	$—	$610,000
Interest rate swaps asset (a)	$—	$8,871,000	$—	$8,871,000
Interest rate swaps liability (b)	$—	$1,576,000	$—	$1,576,000

(a) Included in other assets and deferred charges, net, in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

 As of December 31, 2019, real estate held for sale on the consolidated balance sheet consisted of (1) one retail property, totaling $1.9 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using an income capitalization approach, consisting of a capitalization rate of 8.5%, (2) one retail property, totaling $6.0 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using a discounted cash flow approach, consisting of a capitalization rate of 11.5% and a discount rate of 8.0%, and (3) the carrying value of a property which is below its fair value.

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

Excluding properties held for sale and sold, Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, accounted for an aggregate of approximately 12%, 11% and 12% of the Company’s total revenues during 2019, 2018 and 2017, respectively.

The Company’s properties are located largely in the region straddling the Washington, D.C. to Boston corridor, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 23 of the Company’s properties are located in Pennsylvania).

Note 6. Receivables

Receivables at December 31, 2019 and 2018 are composed of the following:

	December 31,
	2019	2018
Rents and other receivables, net	$5,061,000	$4,443,000
Mortgage note receivable (a)	3,500,000	3,500,000
Straight-line rents, net	13,603,000	14,034,000
	$22,164,000	$21,977,000

(a)	See “Note 3 – Real Estate - 2018 Shopping Center Acquisition” for further disclosure.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

Note 7. Other Assets and Deferred Charges, Net

Other assets and deferred charges, net, at December 31, 2019 and 2018 are composed of the following:

	December 31,
	2019	2018
Lease origination costs (a)	$19,947,000	$21,623,000
Right-of-use assets (b)	13,638,000	—
Interest rate swaps	136,000	8,871,000
Prepaid expenses	6,048,000	5,790,000
Unsecured revolving credit facility financing costs	1,021,000	1,627,000
Leasehold improvements, furniture and fixtures	200,000	359,000
Investments related to share-based compensation	823,000	616,000
Other	326,000	1,756,000
Total other assets and deferred charges, net	$42,139,000	$40,642,000

(a)

Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $6.6 million (cost of $19.9 million and accumulated amortization of $13.3 million) and $7.5 million (cost of $19.9 million and accumulated amortization of $12.4 million) as of December 31, 2019 and 2018, respectively.

(b)

In connection with of the new lease accounting standard (see Note 2 – “Recently-Adopted Accounting Pronouncements”), the Company recorded right-of-use assets and liabilities based on its future obligation under its ground lease and executive office lease agreements for which the Company is the lessee.

Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $5.3 million, $5.2 million and $5.1 million for 2019, 2018, and 2017, respectively. The unamortized balances of deferred lease origination costs is net of accumulated amortization of $32.8 million at December 31, 2019. In addition, deferred financing costs relating to the unsecured revolving credit facility is net of accumulated amortization of $1.4 million at December 31, 2019. Deferred lease origination costs and deferred financing costs relating to the unsecured revolving credit facility will be charged to future operations as follows:

	Lease	Unsecured revolving
	origination	credit facility
	costs	financing costs
2020	$2,858,000	$614,000
2021	2,280,000	407,000
2022	1,995,000	—
2023	1,700,000	—
2024	1,453,000	—
Thereafter	9,661,000	—
	$19,947,000	$1,021,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

Note 8. Mortgage Loans Payable and Unsecured Credit Facilities

Debt and finance lease obligations are composed of the following at December 31, 2019 and 2018:

			December 31, 2019		December 31, 2018
				Contractual		Contractual
	Maturity		Balance	interest rates	Balance	interest rates
Description	dates		outstanding	weighted-average	outstanding	weighted-average
Fixed-rate mortgage	Jun 2026		$46,679,000	3.9%	$47,674,000	3.9%
Finance lease obligation	Sep 2050		5,665,000	5.3%	5,696,000	5.3%
Unsecured credit facilities (a):
Variable-rate:
Revolving credit facility	Sep 2021	(b)	106,000,000	3.2%	100,000,000	3.8%
Term loan	Sep 2022		50,000,000	3.3%	50,000,000	3.8%
Fixed-rate (c):
Term loan	Feb 2021		75,000,000	3.6%	75,000,000	3.6%
Term loan	Feb 2022		50,000,000	3.0%	50,000,000	3.0%
Term loan	Sep 2022	(d)	50,000,000	2.8%	50,000,000	2.8%
Term loan	Apr 2023		100,000,000	3.2%	100,000,000	3.2%
Term loan	Sep 2024		75,000,000	3.7%	75,000,000	3.3%
Term loan	Jul 2025		75,000,000	4.6%	75,000,000	4.6%
			633,344,000	3.5%	628,370,000	3.6%
Unamortized issuance costs			(2,769,000)		(3,536,000)
			$630,575,000		$624,834,000

(a)

During the first quarter of 2020, the weighted average interest rate for the Company’s unsecured credit facilities increased 14 bps (ranging from an increase of 10 bps to 15 bps for each individual borrowing) as a result of a slight increase in the Company’s leverage ratio.

(b)	The revolving credit facility is subject to a one-year extension at the Company’s option.
(c)

The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

(d)

The current interest rate swap agreement expires in February 2020 at which time a new interest rate swap agreement will begin resulting in an effective interest rate of 3.2%, based on the Company’s leverage ratio at December 31, 2019.

Mortgage Loans Payable

During 2018, the Company repaid the following mortgage loans payable:

		Principal payoff
Property	Repayment date	amount
East River Park	August 10, 2018	$18,772,000
Colonial Commons	August 24, 2018	$24,108,000
Shoppes at Arts District	August 24, 2018	$8,114,000
The Point	September 6, 2018	$27,003,000

During 2018 and 2017, in connection with mortgage repayments, the Company incurred charges relating to early extinguishment of mortgage loans payable (prepayment penalties and accelerated amortization of deferred financing costs) of $4.8 million and $0.1 million, respectively, included in continuing operations.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

Unsecured Revolving Credit Facility and Term Loans

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022.  The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 basis points (“bps”) to 195 bps (135 bps at December 31, 2019) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (130 bps at December 31, 2019), each based on the Company’s leverage ratio. As of December 31, 2019, the Company had $95.6 million available for additional borrowings under the revolving credit facility.

On July 24, 2018, the Company closed a new $75.0 million unsecured term loan maturing on July 24, 2025 (all of which was borrowed on September 28, 2018). Interest on borrowings under the term loan can range from LIBOR plus 170 to 225 bps (170 bps at December 31, 2019) based on the Company’s leverage ratio. Additionally, the Company entered into forward interest rate swap agreements which convert the LIBOR rate to a fixed rate through its maturity.

The details of the remaining unsecured term loans are as follows:

Amount	Maturity date	Interest range
$75,000,000	February 2021	LIBOR + 130 bps to 190 bps
$50,000,000	February 2022	LIBOR + 130 bps to 190 bps
$50,000,000	September 2022	LIBOR + 130 bps to 190 bps
$100,000,000	April 2023	LIBOR + 165 bps to 225 bps
$75,000,000	September 2024	LIBOR + 170 bps to 225 bps

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt. As of December 31, 2019, the Company is in compliance with all financial covenants. Interest on borrowings under the unsecured credit facility and terms loans are based on the Company’s leverage ratio.

Scheduled Principal Payments

Scheduled principal payments on a mortgage loan payable, finance lease obligation, unsecured term loans, and the unsecured credit facility at December 31, 2019, due on various dates from 2021 to 2050, are as follows:

	Mortgage Loan	Finance Lease	Revolving		Term		Unamortized
Year	Payable	Obligation	Credit Facility		Loans	Total	Issuance Costs	Total
2020	$1,034,000	$33,000	$-		$-	$1,067,000	$(767,000)	$300,000
2021	1,074,000	35,000	106,000,000	(a)	75,000,000	182,109,000	(648,000)	181,461,000
2022	1,116,000	37,000	-		150,000,000	151,153,000	(499,000)	150,654,000
2023	1,160,000	39,000	-		100,000,000	101,199,000	(274,000)	100,925,000
2024	1,206,000	41,000	-		75,000,000	76,247,000	(207,000)	76,040,000
Thereafter	41,089,000	5,480,000	-		75,000,000	121,569,000	(374,000)	121,195,000
	$46,679,000	$5,665,000	$106,000,000		$475,000,000	$633,344,000	$(2,769,000)	$630,575,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.

Derivative Financial Instruments

At December 31, 2019, the Company had $0.1 million included in other assets and deferred charges, net, in addition to $7.2 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $1.8 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at December 31, 2019 and December 31, 2018:

December 31, 2019
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	2	$136,000	2020-2023	Other assets and deferred charges, net
Qualifying	Interest rate swaps	6	$7,180,000	2021-2025	Accounts payable and accrued liabilities

December 31, 2018
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$8,871,000	2019-2024	Other assets and deferred charges, net
Qualifying	Interest rate swaps	2	$1,576,000	2025	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at December 31, 2019 and December 30, 2018 were $425.0 million and $425.0 million, respectively.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity 2019, 2018 and 2017, respectively:

		(Loss) gain recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Years ended December 31,
Cash flow	Derivative	2019	2018	2017
Qualifying	Interest rate swaps	$(13,090,000)	$2,185,000	$2,492,000

		Gain (loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Years ended December 31,
	Classification	2019	2018	2017
	Continuing Operations	$1,196,000	$667,000	$(2,345,000)

As of December 31, 2019, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Note 9. Intangible Lease Asset/Liability

Unamortized intangible lease liabilities that relate to below-market leases amounted to $10.5 million and $13.2 million at December 31, 2019 and December 31, 2018, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.4 million and $0.6 million at December 31, 2019 and December 31, 2018, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

The unamortized balance of intangible lease liabilities at December 31, 2019 is net of accumulated amortization of $39.6 million, and will be credited to future operations as follows:

2020	$1,300,000
2021	936,000
2022	874,000
2023	846,000
2024	783,000
Thereafter	5,734,000
$10,473,000

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

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York. The terms of the lease, which will expire in February 2021 subject to a one year extension option, provide for future minimum rents as follows:  2020 - $530,000 and 2021 - $89,000.

The Company is the lessee under several ground lease and its executive office lease agreements. In accordance with the adoption of the new lease accounting standard (see Note 2 – “Recently-Adopted Accounting Pronouncements”), the Company recorded right-of-use assets and related lease liabilities for these leases as of January 1, 2019. As of December 31, 2019, the Company’s weighted average remaining lease term is approximately 32.4 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.7%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $1.7 million, $1.1 million and $1.1 million for 2019, 2018 and 2017, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments for its ground lease and executive office lease agreements applicable to right-of-use liabilities as of December 31, 2019:

2020	$1,095,000
2021	956,000
2022	955,000
2023	956,000
2024	956,000
Thereafter	29,511,000
Total undiscounted future minimum lease payments	34,429,000
Future minimum lease payments, discount	(20,651,000)
Right-of-use liabilities	$13,778,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

Note 11. Shareholders’ Equity

Preferred Stock

The Company’s 7.25% Series B Cumulative Redeemable Preferred Stock “Series B Preferred Stock” has no stated maturity, is not convertible into any other security of the Company, and is redeemable, in whole or in part, at the Company’s option beginning May 22, 2017 at a price of $25.00 per share plus accrued and unpaid distributions.

The Company’s 6.50% Series C Cumulative Redeemable Preferred Stock “Series C Preferred Stock” has no stated maturity, is not convertible into any other security of the Company, and is redeemable at the Company’s option at a price of $25.00 per share plus accrued and unpaid distributions.

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	December 31, 2019		December 31, 2018
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	124,774,000

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

Common Stock

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions. The stock repurchase program expired on December 18, 2019. During 2018, the Company repurchased approximately 772,000 shares at a weighted average price per share of $3.02. During 2019, the Company repurchased an additional 2,050,000 shares at a weighted average price per share of $3.34. Since approval of the plan on December 18, 2018, the Company has repurchased a total of 2,823,000 shares at a weighted average price per share of $3.25.

On August 1, 2016, the Company entered into a forward sales agreement to issue 5,750,000 common shares, which the Company settled on August 1, 2017, for net proceeds of $43.2 million.

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) which offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock. Such

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

purchases are at 100% of market value. There were no significant transactions under the DRIP during 2019 and 2018. At December 31, 2019, there remained 2,828,000 shares authorized under the DRIP.

 Dividends

The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2019	2018	2017
Common stock	$0.200	$0.200	$0.200
7.25% Series B Preferred Stock	$1.812	$1.812	$1.812
6.50% Series C Preferred Stock	$1.625	$1.625	$0.388

At December 31, 2019 and 2018, there were $1.2 million and $1.2 million, respectively, of accrued preferred stock dividends.

On January 16, 2020, the Company’s Board of Directors declared a dividend of $0.05 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125  and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on February 20, 2020 to shareholders of record on February 10, 2020.

Note 12. Revenues

Rents for 2019, 2018 and 2017, respectively, are comprised of the following:

	Years ended December 31,
	2019	2018	2017
Base rents	$105,041,000	$107,630,000	$108,998,000
Expense recoveries	33,475,000	33,378,000	31,220,000
Percentage rent	971,000	725,000	896,000
Straight-line rents	405,000	1,142,000	864,000
Amortization of intangible lease liabilities, net	2,827,000	4,361,000	2,518,000
Total rents	$142,719,000	$147,236,000	$144,496,000

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

On January 31, 2020, the Company agreed to a cash payment in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration. As a result of this termination, revenues for the three months ended March 31, 2020, will include approximately $7.1 million of other income. Further, the Company will classify this property as real estate held for sale during the first quarter of 2020 and, as a result, will record an impairment charge of approximately $7.5 million. Accordingly, future base rents associated with this tenant have not been included in the annual future rents table below.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2019 are approximately as follows (excluding those base rents applicable to properties classified as real estate held for sale):

2020	$98,931,000
2021	88,888,000
2022	77,176,000
2023	70,248,000
2024	59,957,000
Thereafter	208,157,000
$603,357,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such additional revenue amounts aggregated approximately $34.4 million, $34.1 million and $32.1 million for 2019, 2018 and 2017, respectively. Such amounts do not include amortization of intangible lease liabilities.

Note 13. 401(k) Retirement Plan

The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $387,000, $371,000, and $330,000 for 2019, 2018, and 2017, respectively.

Note 14. Share-Based Compensation

The following tables set forth certain share-based compensation information for 2019, 2018, and 2017, respectively:

	Years ended December 31,
	2019	2018	2017
Expense relating to share/unit grants	$4,496,000	$4,217,000	$3,820,000
Amounts capitalized	(379,000)	(454,000)	(268,000)
Total charged to operations	$4,117,000	$3,763,000	$3,552,000

		Weighted average
	Shares	grant date value
Unvested shares/units, December 31, 2018	3,910,000	$4.46
Restricted share grants	522,000	$3.22
Vested during period	(144,000)	$6.86
Forfeitures/cancellations	(30,000)	$4.32
Unvested shares/units, December 31, 2019	4,258,000	$4.23

At December 31, 2019, approximately 2.4 million shares remained available for grants pursuant to the 2017 Plan and, at that date, there remained an aggregate of $9.0 million applicable to all grants and awards to be expensed over a weighted average period of 2.8 years.

During 2019, there were 522,000 time-based restricted shares issued, with a weighted average grant date fair value of $3.22 per share. Excluding the grants relating to the Company’s President and CEO (see below), during 2018, there were 610,000 time-based restricted shares issued, with a weighted average grant date fair value of $4.93 per share. During 2017, there were 305,000 time-based restricted shares issued, with a weighted average grant date fair value of $6.20 per share.

The total fair values of shares vested during 2019, 2018, and 2017 were $485,000, $7,556,000, and $890,000, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

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

On June 15, 2018, in connection with a new amended and restated employment agreement, the Company’s President and CEO received a 1.0 million time-based restricted share grant at a market price of $4.38. However, as a result of an existing limitation within the 2017 Plan, only 750,000 shares were granted on June 15, 2018, with the remaining 250,000 shares granted on January 1, 2019. All 1.0 million time-based restricted shares will vest upon the fifth anniversary of the effective date of the employment agreement (June 15, 2023), subject to the Company’s President and CEO continuous employment with the Company through such date, subject to certain exceptions. Consistent with such time-based restricted grant awards to other participants, dividends will be paid on these shares.

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

Note 15. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2019, 2018 and 2017, the Company had 2.8 million, 3.0 million and 3.8 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the 2019, 2018 and 2017, respectively:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2019

	Years ended December 31,
	2019	2018	2017
Numerator
Net income	$1,566,000	$4,358,000	$19,653,000
Preferred stock dividends	(10,752,000)	(10,863,000)	(13,652,000)
Preferred stock redemptions costs	-	(3,507,000)	(7,890,000)
Net (income) attributable to noncontrolling interests	(490,000)	(469,000)	(510,000)
Net earnings allocated to unvested shares	(558,000)	(628,000)	(754,000)
Net (loss) attributable to vested common shares	$(10,234,000)	$(11,109,000)	$(3,153,000)
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	86,341,000	88,420,000	84,168,000

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.12)	$(0.13)	$(0.04)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For 2019 and 2018, no restricted stock units would have been issuable under the Company’s President and CEO market performance-based equity award (see Note 14 – “Share-Based Compensation”) had the measurement periods ended on December 31, 2019 and 2018, respectively. Therefore this market performance-based equity award had no impact in calculating diluted EPS for 2019 and 2018. For 2017, the 5,750,000 common shares that were subject to forward sale agreements have been excluded from the denominator prior to their issuance on August 1, 2017, as they were anti-dilutive using the treasury stock method. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 547,000, 429,000 and 350,000 for 2019, 2018 and 2017, respectively.

Note 16. Selected Quarterly Financial Data (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2019
Revenues	$36,883,000	$35,660,000	$35,912,000	$35,628,000
Net income (loss)	$2,989,000	$5,544,000	$2,947,000	$(9,914,000)
Net income (loss) attributable to common shareholders	$194,000	$2,695,000	$92,000	$(12,657,000)
Per common share (basic and diluted) (a)	$0.00	$0.03	$0.00	$(0.15)

2018
Revenues	$37,568,000	$41,350,000	$36,170,000	$36,932,000
Net (loss) income	$(16,620,000)	$9,937,000	$6,305,000	$4,736,000
Net (loss) income attributable to common shareholders	$(22,974,000)	$7,089,000	$3,472,000	$1,932,000
Per common share (basic and diluted) (a)	$(0.26)	$0.08	$0.04	$0.02

(a)

Differences between the sum of the four quarterly per share amounts and the annual per share amounts, if any, are attributable to the effect of the weighted average outstanding share calculation for the respective periods.

Note 17. Subsequent Events

In determining subsequent events, management reviewed all activity from January 1, 2020 through the date of filing this Annual Report on Form 10-K.

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Academy Plaza	PA	2001	100%	1965/2013	137,415	$2,406,000	$9,623,000
Big Y Shopping Center	CT	2013	100%	2007	101,105	11,272,000	23,395,000
Camp Hill	PA	2002	100%	1958/2005	430,198	4,460,000	17,857,000
Carmans Plaza	NY	2007	100%	1954/2007	195,485	8,539,000	35,804,000
Christina Crossing	DE	2017	100%	2008	119,446	4,341,000	23,227,000
Coliseum Marketplace	VA	2005	100%	1987/2012	106,648	2,924,000	14,416,000
Colonial Commons	PA	2011	100%	2011/2013	410,432	9,367,000	37,496,000
Crossroads II	PA	2008	60%	2009	133,717	15,383,000	-
East River Park	DC	2015	100%	1946-1996	150,038	9,143,000	30,893,000
Elmhurst Square	VA	2006	100%	1961-1983	66,254	1,371,000	5,994,000
Fairview Commons	PA	2007	100%	1976/2003	52,964	858,000	3,568,000
Fieldstone Marketplace	MA	2005/2012	100%	1988/2003	150,123	5,229,000	21,440,000
Fishtown Crossing (f/k/a Port Richmond Village)	PA	2001	100%	1988	120,375	2,942,000	11,769,000
Franklin Village Plaza (a)	MA	2004/2012	100%	1987/2005	303,524	14,270,000	61,915,000
General Booth Plaza	VA	2005	100%	1985	71,639	1,935,000	9,493,000
Girard Plaza	PA	2019	100%		35,688	4,685,000	4,648,000
Glen Allen Shopping Center	VA	2005	100%	2000	63,328	6,769,000	683,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,790	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	130,264	3,070,000	12,320,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Square	PA	2004	100%	1993/2010	102,058	1,153,000	4,678,000
Jordan Lane	CT	2005	100%	1969/1991	177,504	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985/2013	78,162	2,207,000	11,000,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Lawndale Plaza	PA	2015	100%	1998	92,773	3,635,000	21,854,000
Meadows Marketplace	PA	2004/2012	100%	2005	91,518	1,914,000	-
Metro Square	MD	2008	100%	1999	71,896	3,121,000	12,341,000
Newport Plaza	PA	2003	100%	1996	64,489	1,721,000	7,758,000
New London Mall	CT	2009	100%	1967/1997	259,566	14,891,000	24,967,000
Northside Commons	PA	2008	100%	2009	69,136	3,332,000	-
Norwood Shopping Center	MA	2006	100%	1965/2013	97,756	1,874,000	8,453,000
Oak Ridge Shopping Center	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/2013	90,100	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960's/2004	59,308	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/2012	111,051	1,488,000	6,566,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	86,089	2,010,000	6,489,000
Quartermaster Plaza	PA	2014	100%	2004	456,602	37,031,000	54,210,000
River View Plaza	PA	2003	100%	1991/1998	189,032	9,718,000	40,356,000
San Souci Plaza	MD	2009	40%	1985 - 1997	264,134	14,849,000	18,445,000
Senator Square	DC	2018	100%	1946 - 2005	61,691	-	5,327,000
Shoppes at Arts District	DC	2016	100%	2011	35,676	2,247,000	18,616,000
South Philadelphia	PA	2003	100%	1950/2003	194,435	8,222,000	36,314,000
Southington Center	CT	2003	100%	1972/2000	155,842	-	11,834,000
Swede Square	PA	2003	100%	1980/2012	100,816	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990/2012	227,598	7,632,000	29,308,000
The Point	PA	2000	100%	1972/2012	262,620	2,700,000	10,800,000
The Shops at Bloomfield Station	NJ	2016	100%	2015	63,844	625,000	17,674,000
The Shops at Suffolk Downs	MA	2005	100%	2005/2011	121,187	7,580,000	11,089,000
Timpany Plaza	MA	2007	100%	1970's-1989	182,799	3,412,000	19,240,000
Trexler Mall	PA	2005	100%	1973/2013	337,297	6,932,000	32,815,000
Trexlertown Plaza	PA	2006	100%	1990/2011	325,171	13,349,000	23,867,000
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,394	2,061,000	7,314,000
Webster Plaza	MA	2007	100%	1960's-2004	98,984	3,551,000	18,412,000
Yorktowne Plaza	MD	2007	100%	1970/2000	138,843	5,940,000	25,505,000
Other	n/a	n/a	100%	n/a	-	1,965,000	-
Total Portfolio					8,327,916	$295,497,000	$905,790,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2019
	cost		Building and		Accumulated
Property	capitalized (b)	Land	improvements	Total	depreciation
Academy Plaza	$5,508,000	$2,406,000	$15,131,000	$17,537,000	$6,161,000
Big Y Shopping Center	356,000	10,268,000	24,755,000	35,023,000	4,846,000
Camp Hill	40,297,000	4,093,000	58,521,000	62,614,000	22,665,000
Carmans Plaza	17,679,000	8,421,000	53,601,000	62,022,000	13,224,000
Christina Crossing	1,502,000	4,341,000	24,729,000	29,070,000	2,618,000
Coliseum Marketplace	5,616,000	3,586,000	19,370,000	22,956,000	7,930,000
Colonial Commons	7,812,000	9,367,000	45,308,000	54,675,000	14,817,000
Crossroads II	29,714,000	17,671,000	27,426,000	45,097,000	7,380,000
East River Park	5,173,000	9,398,000	35,811,000	45,209,000	5,523,000
Elmhurst Square	1,223,000	1,371,000	7,217,000	8,588,000	2,410,000
Fairview Commons	381,000	858,000	3,949,000	4,807,000	1,312,000
Fieldstone Marketplace	3,269,000	5,167,000	24,771,000	29,938,000	9,926,000
Fishtown Crossing (f/k/a Port Richmond Village)	2,679,000	2,843,000	14,547,000	17,390,000	5,087,000
Franklin Village Plaza (a)	5,929,000	14,681,000	67,433,000	82,114,000	16,974,000
General Booth Plaza	(164,000)	1,935,000	9,329,000	11,264,000	3,223,000
Girard Plaza	-	4,685,000	4,648,000	9,333,000	160,000
Glen Allen Shopping Center	(180,000)	5,367,000	1,905,000	7,272,000	664,000
Gold Star Plaza	712,000	1,644,000	7,231,000	8,875,000	3,224,000
Golden Triangle	10,661,000	2,320,000	20,374,000	22,694,000	9,818,000
Groton Shopping Center	8,513,000	3,113,000	20,790,000	23,903,000	5,763,000
Halifax Plaza	551,000	1,347,000	6,415,000	7,762,000	2,900,000
Hamburg Square	6,302,000	1,153,000	10,980,000	12,133,000	3,871,000
Jordan Lane	883,000	4,291,000	22,059,000	26,350,000	8,143,000
Kempsville Crossing	(2,757,000)	2,207,000	8,243,000	10,450,000	3,145,000
Kings Plaza	1,688,000	2,408,000	14,297,000	16,705,000	4,007,000
Lawndale Plaza	968,000	3,635,000	22,822,000	26,457,000	4,123,000
Meadows Marketplace	11,648,000	1,914,000	11,648,000	13,562,000	4,019,000
Metro Square	(221,000)	5,250,000	9,991,000	15,241,000	3,282,000
Newport Plaza	555,000	1,682,000	8,352,000	10,034,000	3,682,000
New London Mall	4,688,000	8,807,000	35,739,000	44,546,000	14,163,000
Northside Commons	10,035,000	3,379,000	9,988,000	13,367,000	2,599,000
Norwood Shopping Center	799,000	1,874,000	9,252,000	11,126,000	3,179,000
Oak Ridge Shopping Center	440,000	960,000	4,694,000	5,654,000	1,743,000
Oakland Commons	(344,000)	2,504,000	15,318,000	17,822,000	5,516,000
Oakland Mills	1,197,000	1,611,000	7,489,000	9,100,000	2,950,000
Palmyra Shopping Center	2,008,000	1,488,000	8,574,000	10,062,000	3,506,000
Pine Grove Plaza	1,028,000	2,010,000	7,517,000	9,527,000	3,178,000
Quartermaster Plaza	2,870,000	37,031,000	57,080,000	94,111,000	10,890,000
Riverview Plaza	8,587,000	10,872,000	47,789,000	58,661,000	19,081,000
San Souci Plaza	5,114,000	13,406,000	25,002,000	38,408,000	12,243,000
Senator Square	356,000	-	5,683,000	5,683,000	668,000
Shoppes at Arts District	68,000	2,247,000	18,684,000	20,931,000	2,665,000
South Philadelphia	12,432,000	10,363,000	46,605,000	56,968,000	20,638,000
Southington Center	1,007,000	-	12,841,000	12,841,000	5,033,000
Swede Square	6,475,000	2,272,000	12,703,000	14,975,000	5,947,000
The Brickyard	4,846,000	7,648,000	34,138,000	41,786,000	11,879,000
The Point	18,537,000	2,996,000	29,041,000	32,037,000	11,669,000
The Shops at Bloomfield Station	354,000	625,000	18,028,000	18,653,000	2,147,000
The Shops at Suffolk Downs	10,449,000	7,580,000	21,538,000	29,118,000	7,303,000
Timpany Plaza	1,861,000	3,368,000	21,145,000	24,513,000	6,348,000
Trexler Mall	9,466,000	6,932,000	42,281,000	49,213,000	15,669,000
Trexlertown Plaza	30,644,000	13,351,000	54,509,000	67,860,000	13,220,000
Valley Plaza	1,874,000	1,950,000	9,640,000	11,590,000	4,145,000
Washington Center Shoppes	5,522,000	2,000,000	12,897,000	14,897,000	5,921,000
Webster Plaza	4,035,000	4,082,000	21,916,000	25,998,000	6,668,000
Yorktowne Plaza	1,676,000	5,801,000	27,320,000	33,121,000	9,824,000
Other	1,598,000	877,000	2,686,000	3,563,000	172,000
Total Portfolio	$313,919,000	$293,456,000	$1,221,750,000	$1,515,206,000	$389,861,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

The changes in real estate and accumulated depreciation for the years ended December 31, 2019, 2018 and 2017, respectively, are as follows:

Cost	2019		2018	2017
Balance, beginning of the year	$1,508,682,000		$1,534,599,000	$1,496,429,000
Properties transferred to held for sale	(36,265,000)		(61,505,000)	(15,971,000)
Property acquisitions	9,333,000		6,481,000	30,997,000
Property dispositions	—		—	(4,332,000)
Improvements and betterments	37,089,000		29,107,000	29,752,000
Asset write-offs	(3,633,000)		—	(2,276,000)
Balance, end of the year	$1,515,206,000	(c)	$1,508,682,000	$1,534,599,000

Accumulated depreciation
Balance, beginning of the year	$361,969,000		$341,943,000	$313,070,000
Properties transferred to held for sale	(10,143,000)		(14,886,000)	(4,131,000)
Property dispositions	—		—	(1,048,000)
Depreciation expense (d)	41,142,000		34,912,000	36,328,000
Asset write-offs	(3,107,000)		—	(2,276,000)
Balance, end of the year	$389,861,000		$361,969,000	$341,943,000

Net book value	$1,125,345,000		$1,146,713,000	$1,192,656,000

(a)	Amount of encumbrance totals $46.7 million at December 31, 2019.
(b)	Negative amounts represent write-offs of fully depreciated assets.
(c)	At December 31, 2019, the aggregate cost for federal income tax purposes was approximately $5.7 million greater than the Company's recorded values.
(d)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprised of several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of December 31, 2019, and have concluded that such disclosure controls and procedures are effective.

During the three months ended December 31, 2019, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – 2013 Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Cedar Realty Trust, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Cedar Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cedar Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule listed in the Index at Item 15(a) and our report dated February 13, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A. Controls and Procedures – “Management Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 13, 2020

Items 9B.	Other Information

None.

Part III.

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from the Company’s definitive proxy statement, which we expect to file in March 2020 (and in any event not later than 120 days after the close of our fiscal year), for the 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 10.	Directors, Executive Officers and Corporate Governance

This item is incorporated by reference to the definitive proxy statement for the 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation

This item is incorporated by reference to the definitive proxy statement for the 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the definitive proxy statement for the 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the definitive proxy statement for the 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

This item is incorporated by reference to the definitive proxy statement for the 2020 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

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

3.3.f	Amendment No. 5 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 16, 2012.

3.3.g	Amendment No. 6 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 29, 2012.

3.3.h	Amendment No. 7 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 14, 2012.

3.3.i	Amendment No. 8 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on November 21, 2012.

3.3.j	Amendment No. 9 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on February 11, 2013.

3.3.k	Amendment No. 10 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on August 22, 2017.

Item	Title or Description
3.3.1	Amendment No. 11 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on December 15, 2017.

4.1	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1.a*	Cedar Realty Trust, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit A of the Definitive Proxy Statement filed on April 25, 2012.

10.1.b.1*	Cedar Realty Trust, Inc. 2017 Stock Incentive Plan, incorporated by reference to Annex A of the Definitive Proxy Statement filed on March 23, 2017.

10.1.b.2*	First Amendment to Cedar Realty Trust, Inc. 2017 Stock Incentive Plan, incorporated by reference to Annex A of the Definitive Proxy Statement filed on March 29, 2019.

10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

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

10.3.c*

Amended and Restated Employment Agreement between Cedar Realty Trust, Inc. and Robin McBride Zeigler, dated effective as of April 1, 2019, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2019.

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

February 13, 2020

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

February 13, 2020