Form 10-Q
period 2020-03-31
CEDAR REALTY TRUST, INC.
filed 2020-05-14
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

At May 11, 2020, there were 89,327,992 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Current Report on Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cedar Realty Trust, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors that could cause actual results, performance or achievements to differ materially from current expectations include, but are not limited to: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including: (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, particularly including our retail tenants and other retailers, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as individuals adversely impacted by the COVID-19 pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of our retail tenants recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (d) the potential adverse impact on returns from redevelopment projects, (e) to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices, and (f) the broader impact of the severe economic contraction and increase in unemployment that has occurred in the short term and negative consequences that will occur if these trends are not quickly reversed; (ii) the ability and willingness of the Company’s tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iii) the loss or bankruptcy of the Company’s tenants, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic; (iv) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant, particularly, in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic, and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate physical retail locations in future; (v) macroeconomic conditions, such as a disruption of or lack of access to capital markets and the adverse impact of the recent significant decline in the Company’s share price from prices prior to the spread of the COVID-19 pandemic; (vi) financing risks, such as the Company’s inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability; (vii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (viii) the impact of the Company’s leverage on operating performance; (ix) risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; (x) risks endemic to real estate and the real estate industry generally(xi) competitive risks; (xii) risks related to the geographic concentration of the Company’s properties in the Washington, D.C. to Boston corridor; (xiii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; ; (xiv) the inability of the Company to realize anticipated returns from its redevelopment activities; (xv) uninsured losses; (xvi) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; and (xvii) information technology security breaches. For further discussion of factors that could materially affect the outcome of forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and other documents that the Company files with the Securities and Exchange Commission from time to time.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Real estate:
Land	$290,530,000	$293,456,000
Buildings and improvements	1,218,254,000	1,221,750,000
	1,508,784,000	1,515,206,000
Less accumulated depreciation	(398,367,000)	(389,861,000)
Real estate, net	1,110,417,000	1,125,345,000

Real estate held for sale	17,073,000	13,230,000
Cash and cash equivalents	74,882,000	2,747,000
Receivables	22,850,000	22,164,000
Other assets and deferred charges, net	43,552,000	42,139,000
TOTAL ASSETS	$1,268,774,000	$1,205,625,000

LIABILITIES AND EQUITY
Mortgage loan payable	$46,127,000	$46,370,000
Finance lease obligation	5,358,000	5,364,000
Unsecured revolving credit facility	182,000,000	106,000,000
Unsecured term loans	473,018,000	472,841,000
Accounts payable and accrued liabilities	61,654,000	50,502,000
Unamortized intangible lease liabilities	9,966,000	10,473,000
Total liabilities	778,123,000	691,550,000

Commitments and contingencies	-	-

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 89,327,000 and 89,020,000 shares, issued and outstanding, respectively)	5,360,000	5,341,000
Treasury stock (2,968,000 and 3,068,000 shares, respectively, at cost)	(15,305,000)	(16,311,000)
Additional paid-in capital	872,575,000	872,724,000
Cumulative distributions in excess of net income	(513,127,000)	(503,725,000)
Accumulated other comprehensive (loss)	(21,933,000)	(7,009,000)
Total Cedar Realty Trust, Inc. shareholders' equity	487,111,000	510,561,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	611,000	435,000
Limited partners' OP Units	2,929,000	3,079,000
Total noncontrolling interests	3,540,000	3,514,000
Total equity	490,651,000	514,075,000
TOTAL LIABILITIES AND EQUITY	$1,268,774,000	$1,205,625,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2020	2019
REVENUES
Rental revenues	$35,115,000	$36,592,000
Other	7,370,000	291,000
Total revenues	42,485,000	36,883,000
EXPENSES
Operating, maintenance and management	7,721,000	7,967,000
Real estate and other property-related taxes	5,122,000	5,210,000
General and administrative	5,002,000	4,798,000
Depreciation and amortization	13,747,000	10,129,000
Total expenses	31,592,000	28,104,000

OTHER
Gain on sales	-	101,000
Impairment charges	(7,474,000)	-
Total other	(7,474,000)	101,000

OPERATING INCOME	3,419,000	8,880,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(5,517,000)	(5,891,000)
Total non-operating income and expenses	(5,517,000)	(5,891,000)

NET (LOSS) INCOME	(2,098,000)	2,989,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(176,000)	(105,000)
Limited partners' interest in Operating Partnership	28,000	(2,000)
Total net (income) attributable to noncontrolling interests	(148,000)	(107,000)

NET (LOSS) INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	(2,246,000)	2,882,000

Preferred stock dividends	(2,688,000)	(2,688,000)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,934,000)	$194,000

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):	$(0.06)	$0.00

Weighted average number of common shares - basic and diluted	86,370,000	86,580,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(unaudited)

	Three months ended March 31,
	2020	2019

Net (loss) income	$(2,098,000)	$2,989,000

Other comprehensive income - unrealized (loss) on change in fair value of cash flow hedges	(15,014,000)	(5,442,000)

Comprehensive (loss)	(17,112,000)	(2,453,000)

Comprehensive (income) attributable to noncontrolling interests	(58,000)	(74,000)

Comprehensive (loss) attributable to Cedar Realty Trust, Inc.	$(17,170,000)	$(2,527,000)

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Three months ended March 31, 2020

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2019	6,450,000	$159,541,000	89,020,000	$5,341,000	$(16,311,000)	$872,724,000	$(503,725,000)	$(7,009,000)	$510,561,000
Net (loss) income	—	—	—	—	—	—	(2,246,000)	—	(2,246,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(14,924,000)	(14,924,000)
Share-based compensation, net	—	—	305,000	19,000	1,006,000	(159,000)	—	—	866,000
Common stock sales, net of issuance expenses	—	—	2,000	—	—	5,000	—	—	5,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,468,000)	—	(4,468,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	5,000	—	—	5,000
Balance, March 31, 2020	6,450,000	$159,541,000	89,327,000	$5,360,000	$(15,305,000)	$872,575,000	$(513,127,000)	$(21,933,000)	$487,111,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2019	$435,000	$3,079,000	$3,514,000	$514,075,000
Net (loss) income	176,000	(28,000)	148,000	(2,098,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	(90,000)	(90,000)	(15,014,000)
Share-based compensation, net	—	—	—	866,000
Common stock sales, net of issuance expenses	—	—	—	5,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(27,000)	(27,000)	(4,495,000)
Reallocation adjustment of limited partners' interest	—	(5,000)	(5,000)	—
Balance, March 31, 2020	$611,000	$2,929,000	$3,540,000	$490,651,000

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

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(2,098,000)	$2,989,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales	—	(101,000)
Impairment charges	7,474,000	—
Straight-line rents and expenses, net	(16,000)	(166,000)
Provision for doubtful accounts	53,000	50,000
Depreciation and amortization	13,747,000	10,129,000
Amortization of intangible lease liabilities, net	(459,000)	(591,000)
Expense relating to share-based compensation, net	1,014,000	1,015,000
Amortization of deferred financing costs	310,000	330,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(953,000)	(1,573,000)
Prepaid expenses and other	(2,507,000)	(1,521,000)
Accounts payable and accrued liabilities	(3,176,000)	(1,394,000)
Net cash provided by operating activities	13,389,000	9,167,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(9,813,000)	(8,768,000)
Net proceeds from sales of real estate	—	9,912,000
Net cash (used in) / provided by investing activities	(9,813,000)	1,144,000

FINANCING ACTIVITIES
Repayments under revolving credit facility	(7,000,000)	(2,000,000)
Advances under revolving credit facility	83,000,000	4,000,000
Mortgage repayments	(263,000)	(253,000)
Noncontrolling interests:
Distributions to limited partners	(27,000)	(28,000)
Common stock sales less issuance expenses, net	5,000	5,000
Common stock repurchases	—	(6,844,000)
Preferred stock dividends	(2,688,000)	(2,688,000)
Distributions to common shareholders	(4,468,000)	(4,455,000)
Net cash provided by / (used in) financing activities	68,559,000	(12,263,000)

Net increase (decrease) in cash, cash equivalents and restricted cash	72,135,000	(1,952,000)
Cash, cash equivalents and restricted cash at beginning of year	2,747,000	1,977,000
Cash, cash equivalents and restricted cash at end of period	$74,882,000	$25,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$74,882,000	$25,000
Restricted cash	—	—
Cash, cash equivalents and restricted cash	$74,882,000	$25,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At March 31, 2020, the Company owned and managed a portfolio of 55 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2020, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at March 31, 2020) is represented by partnership units in the Operating Partnership (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 537,000 OP Units outstanding at March 31, 2020 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash. Unless specifically noted otherwise, all references to OP Units exclude limited partnership units held by the Company.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

The unaudited consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2020	2019
Supplemental disclosure of cash activities:
Cash paid for interest	$5,653,000	$5,745,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	593,000	258,000
Recognition of right-of-use assets and related lease liabilities	703,000	14,417,000

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued guidance which enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance applies to most financial assets measured at amortized cost and certain other instruments, including accounts receivable, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. During November 2018, the FASB issued ASU No. 2018-19, Codification Improvements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

(unaudited)

to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted in accordance with ASU No. 2016-02, Leases (Topic 842). The guidance requires that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company is also required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The guidance was effective January 1, 2020 and the guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of a novel strain of coronavirus (“COVID-19”). Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under ASC 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. There were no lease concessions granted as a result of COVID-19 during the quarter ended March 31, 2020. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.

Note 3. Real Estate

Real Estate Held for Sale

As of March 31, 2020, Carll’s Corner, located in Bridgeton, New Jersey, Suffolk Plaza, located in Suffolk, Virginia, The Commons, located in Dubois Pennsylvania, and Metro Square, located in Owings Mills, Maryland, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

On January 31, 2020, the Company agreed to a cash payment in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration at Metro Square. As a result of this termination, revenues for the three months ended March 31, 2020, included approximately $7.1 million of other income. Further, the Company classified this property as real estate held for sale during the first quarter of 2020.

During the quarter ended March 31, 2020, the Company recorded impairment charges of $7.5 million in relation to properties classified as real estate held for sale, which are included in continuing operations in the accompanying consolidated statement of operations.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

(unaudited)

Note 4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable and accrued liabilities, approximate their fair value due to their terms and/or short-term nature. The fair value of the Company’s investments and liabilities related to share-based compensation were determined to be Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions.

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturity.  As of March 31, 2020 and December 31, 2019, the fair value of the Company’s fixed rate mortgage loan payable, which was determined to be Level 3 within the valuation hierarchy, was $46.8 million and $46.6 million, respectively; the carrying value of such loan was $46.1 million and $46.4 million, respectively. As of March 31, 2020 and December 31, 2019, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair value of the Company’s mortgage note receivable and finance lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of March 31, 2020 and December 31, 2019, respectively.

The valuations of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of March 31, 2020, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for sale, which, if applicable, are measured on a nonrecurring basis, and have been determined to be (1) Level 2 within the valuation hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, income capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and income capitalization analyses include all estimated cash inflows and outflows over a specific holding period. These cash flows were composed of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach is utilized for certain land values and includes comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

(unaudited)

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, respectively:

	March 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$655,000	$—	$—	$655,000
Deferred compensation liabilities (b)	$659,000	$—	$—	$659,000
Interest rate swaps asset (a)	$—	$—	$—	$—
Interest rate swaps liability (b)	$—	$22,062,000	$—	$22,062,000

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$823,000	$—	$—	$823,000
Deferred compensation liabilities (b)	$824,000	$—	$—	$824,000
Interest rate swaps asset (a)	$—	$136,000	$—	$136,000
Interest rate swaps liability (b)	$—	$7,180,000	$—	$7,180,000

(a) Included in other assets and deferred charges, net, in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

As of March 31, 2020, real estate held for sale on the consolidated balance sheet consisted of (1) one retail property, totaling $2.0 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using an income capitalization approach, consisting of a capitalization rate of 8.5%, (2) one retail property, totaling $5.6 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using a discounted cash flow approach, consisting of a capitalization rate of 11.5% and a discount rate of 8.0%, (3) one property, totaling $4.2 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using a discounted cash flow approach, consisting of a capitalization rate of 9.5% and a discount rate of 11.0%, and (4) the carrying value of a property which is below its fair value.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

(unaudited)

Note 5. Mortgage Loans Payable and Unsecured Credit Facility

Debt and finance lease obligations are composed of the following at March 31, 2020:

			March 31, 2020
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgage	Jun 2026		$46,425,000	3.9%
Finance lease obligation	Sep 2050		5,656,000	5.3%
Unsecured credit facilities (a):
Variable-rate:
Revolving credit facility	Sep 2021	(b)	182,000,000	2.5%
Term loan	Sep 2022		50,000,000	2.6%
Fixed-rate (c):
Term loan	Feb 2021		75,000,000	3.7%
Term loan	Feb 2022		50,000,000	3.1%
Term loan	Sep 2022		50,000,000	3.3%
Term loan	Apr 2023		100,000,000	3.3%
Term loan	Sep 2024		75,000,000	3.8%
Term loan	Jul 2025		75,000,000	4.7%
			709,081,000	3.3%
Unamortized issuance costs			(2,578,000)
			$706,503,000

(a)

During the quarter ended March 31, 2020, the weighted average interest rate for the Company’s unsecured credit facilities increased 14 basis points (“bps”) (ranging from an increase of 10 bps to 15 bps for each individual borrowing) as a result of an increase in the Company’s leverage ratio.

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

Unsecured Revolving Credit Facility and Term Loans

The Company has a $300 million unsecured credit facility which, as amended and restated on September 8, 2017, consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps at March 31, 2020) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (145 bps at March 31, 2020), each based on the Company’s leverage ratio. During the quarter ended March 31, 2020, the weighted average interest rate for the Company’s unsecured credit facilities increased 14 bps (ranging from an increase of 10 bps to 15 bps for each individual borrowing) as a result of an increase in the Company’s leverage ratio. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements. As of the date of filing this Quarterly Report on Form 10-Q, the Company had $176.9

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

(unaudited)

million outstanding and $31,000 available for additional borrowings under its revolving credit facility, and was is in compliance with all financial covenants. However, the COVID-19 pandemic may negatively impact the Company’s future ability to remain compliant with all financial covenants, including the ability to generate sufficient unencumbered property adjusted net operating income to support current borrowings.

Derivative Financial Instruments

The fair values of the interest rate swaps applicable to the unsecured term loans discussed above are included in other assets and deferred charges, net, and accounts payable and accrued liabilities on the consolidated balance sheet at March 31, 2020. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), limited partners’ interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $6.9 million of accumulated other comprehensive loss will be reclassified as a decrease to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at March 31, 2020 and December 31, 2019:

March 31, 2020
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$22,062,000	2020-2025	Accounts payable and accrued liabilities

December 31, 2019
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	2	$136,000	2020-2023	Other assets and deferred charges, net
Qualifying	Interest rate swaps	6	$7,180,000	2021-2025	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at March 31, 2020 and December 31, 2019 were $425.0 million and $425.0 million, respectively.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2020 and 2019, respectively:

		(Loss) gain recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Three months ended March 31,
Cash flow	Derivative	2020	2019
Qualifying	Interest rate swaps	$(15,363,000)	$(4,877,000)

		Gain (loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Three months ended March 31,
	Classification	2020	2019
	Continuing Operations	$(349,000)	$565,000

As of March 31, 2020 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

(unaudited)

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

The Company is the lessee under several ground lease and its executive office lease agreements. As of March 31, 2020, the Company’s weighted average remaining lease term is approximately 31.1 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.7%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.4 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.

During the first quarter of 2020, COVID-19 began spreading globally, with the outbreak being classified as a pandemic by the World Health Organization on March 11, 2020. The Company currently faces significant risks and uncertainties related to the adverse effect of the COVID-19 pandemic, which has created significant economic uncertainty and volatility. Certain tenants have announced temporary closures of their stores and have requested rent deferrals or forgiveness during this pandemic. COVID-19 could have a material and adverse effect on the Company’s financial condition, results of operations and cash flow which could result in (1) the Company’s tenants being  unable to fully meet their obligations and to seek modification of their obligations, resulting in increases in uncollectible rents and a reduction in rental income, (2) difficulties in the Company’s future compliance with financial covenants in regards to its unsecured credit facilities, and (3) the recognition of impairments charges of the Company’s real estate.

The Company’s financial results were not significantly impacted by the COVID-19 pandemic for the quarter ended March 31, 2020. The Company collected approximately 70% of April contractual base rents and monthly tenant reimbursements. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to grant rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such rent relief is currently unknown as negotiations are in progress. The extent to which COVID-19 impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time.

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	March 31, 2020		December 31, 2019
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	124,774,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

(unaudited)

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2020	2019
Common stock	$0.050	$0.050
7.25% Series B Preferred Stock	$0.453	$0.453
6.50% Series C Preferred Stock	$0.406	$0.406

On April 15, 2020, the Company’s Board of Directors declared a dividend of $0.01 per share with respect to its common stock. At the same time, the Board declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on May 20, 2020 to shareholders of record on May 8, 2020.

Note 8. Revenues

Rental revenues for the three months ended March 31, 2020 and 2019, respectively, comprise the following:

	Three months ended March 31,
	2020	2019
Base rents	$25,762,000	$26,401,000
Expense recoveries	8,555,000	9,194,000
Percentage rent	296,000	182,000
Straight-line rents	43,000	224,000
Amortization of intangible lease liabilities, net	459,000	591,000
Total rents	$35,115,000	$36,592,000

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three months ended March 31, 2020 and 2019, respectively:

	Three months ended March 31,
	2020	2019
Expense relating to share/unit grants	$1,077,000	$1,097,000
Amounts capitalized	(63,000)	(82,000)
Total charged to operations	$1,014,000	$1,015,000

During the three months ended March 31, 2020 there were 378,000 restricted shares issued, with a weighted average grant date fair value of $2.81 per share.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

(unaudited)

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended March 31, 2020 and 2019, the Company had 2.9 million and 2.8 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities.  The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Numerator
Net (loss) income	$(2,098,000)	$2,989,000
Preferred stock dividends	(2,688,000)	(2,688,000)
Net (income) attributable to noncontrolling interests	(148,000)	(107,000)
Net earnings allocated to unvested shares	(154,000)	(144,000)
Net (loss) income attributable to vested common shares	$(5,088,000)	$50,000
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	86,370,000	86,580,000

Net (loss) income per common share attributable to common shareholders, basic and diluted	$(0.06)	$0.00

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three months ended March 31, 2020 and 2019, no restricted stock units (“RSU’s”) would have been issuable under the Company’s President and CEO market performance-based equity award had the measurement period ended on March 31, 2020, and 2019, respectively; therefore this market performance-based equity award had no impact in calculation diluted EPS.  Net income/loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding were 537,000 and 553,000 for the three months ended March 31, 2020 and 2019, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from April 1, 2020 through the date of filing this Quarterly Report on Form 10-Q. Other than those events disclosed in this report, there were no other events or transactions that occurred that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At March 31, 2020, the Company owned and managed a portfolio of 55 operating properties (excluding properties “held for sale”) totaling 8.3 million square feet of gross leasable area (“GLA”). The portfolio was 91.8% leased and 90.2% occupied at March 31, 2020.

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

Significant Circumstances and Transactions

COVID-19 Pandemic

The Company’s financial results were not significantly impacted by the COVID-19 pandemic for the quarter ended March 31, 2020. The Company collected approximately 70% of April contractual base rents and monthly tenant reimbursements. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to grant rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such rent relief is currently unknown as negotiations are in progress. The extent to which COVID-19 impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time.

As a result of the COVID-19 pandemic, the Company has taken the following actions:

•	In March 2020, the Company borrowed an aggregate $75.0 million under its revolving credit facility to preserve financial flexibility.

•	On April 15, 2020, the Company’s Board of Directors declared a quarterly common dividend to $0.01 per share, reduced from $0.05 per share, which will preserve $3.6 million of cash per quarter.

•

Dramatically reduced near-term redevelopment and other non-essential capital expenditures. The Company currently estimates full year 2020 capital spend for its mixed-use urban redevelopments and value add renovations combined to be approximately $20 million (excluding approximately $7.5 million of capitalized overhead, interest and real estate taxes under GAAP).

•

Transitioned all but a limited number of essential employees to remote work and does not anticipate any adverse impact on its ability to continue to operate its business. Currently, the Company has a limited number of employees coming into offices as needed and has employees visiting properties only as necessary to ensure that the properties with essential businesses that are open and operating are able to conduct business and serve their communities.

Real Estate Held for Sale

As of March 31, 2020, Carll’s Corner, located in Bridgeton, New Jersey, Suffolk Plaza, located in Suffolk, Virginia, The Commons, located in Dubois Pennsylvania, and Metro Square, located in Owings Mills, Maryland, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

On January 31, 2020, the Company agreed to a cash payment in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration at Metro Square. As a result of this termination, revenues for the three months ended March 31, 2020, included approximately $7.1 million of other income. Further, the Company classified this property as real estate held for sale during the first quarter of 2020.

During the quarter ended March 31, 2020, the Company recorded impairment charges of $7.5 million in relation to properties classified as real estate held for sale, which are included in continuing operations in the accompanying consolidated statement of operations.

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

The Company believes there have been no material changes to the items disclosed as its critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  See Note 2 – “Summary of Significant Accounting Policies” for recently-adopted accounting pronouncements.

Results of Operations

Comparison of three months ended March 31, 2020 to March 31, 2019

			Change
	2020	2019	Dollars	Percent
Revenues	$42,485,000	$36,883,000	$5,602,000	15.2%
Property operating expenses	(12,843,000)	(13,177,000)	334,000	-2.5%
Property operating income	29,642,000	23,706,000	5,936,000
General and administrative	(5,002,000)	(4,798,000)	(204,000)	4.3%
Depreciation and amortization	(13,747,000)	(10,129,000)	(3,618,000)	35.7%
Gain on sales	—	101,000	(101,000)	n/a
Impairment charges	(7,474,000)	—	(7,474,000)	n/a
Interest expense	(5,517,000)	(5,891,000)	374,000	-6.3%
Net (loss) income	(2,098,000)	2,989,000	(5,087,000)
Net (income) attributable to noncontrolling interests	(148,000)	(107,000)	(41,000)
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(2,246,000)	$2,882,000	$(5,128,000)

Revenues were higher primarily as a result of (1) $7.1 million relating to a dark anchor tenant terminating its lease prior to the contractual expiration in 2020 at Metro Square, and (2) an increase of $0.2 million in rental revenues and expense recoveries attributable to a property acquired in 2019, partially offset by (1) a decrease of $0.6 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2019 and 2018, (2) a decrease of $0.6 million in rental revenues and expense recoveries attributable to redevelopment properties, and (3) a decrease of $0.2 million in straight-line rental revenues attributable to same-center properties.

Property operating expenses were lower primarily as a result of (1) a decrease of $0.2 million in property operating expenses attributable to same-center properties, and (2) a decrease of $0.2 million in property operating expenses attributable to properties that were sold or held for sale in 2020 and 2019, partially offset by an increase of $0.1 million in property operating expenses attributable to a property acquired in 2019.

General and administrative costs were higher primarily as a result of an increase in payroll expense and professional fees.

Depreciation and amortization expenses were higher as a result (1) accelerated depreciation of $2.1 million in 2020 relating to the demolition of certain existing buildings at a redevelopment property, (2) an increase of $1.0 million attributable to same-center properties, and (3) a $0.9 million write-off arising from a lease termination for permitting a dark anchor to terminate its lease prior to the contractual expiration at a property that was classified held for sale in 2020, partially offset by (1) a decrease of $0.2 million attributable to properties that were sold or held for sale in 2020 and 2019, and (2) a decrease of $0.2 million attributable to redevelopment properties.

Gain on sale in 2019 relates to the sale of Maxatawny Marketplace, located in Maxatawny, Pennsylvania.

Impairment charges in 2020 relates to Metro Square, located in Owings Mills, Maryland, and The Commons, located in Dubois Pennsylvania.

Interest expense was lower as a result of an increase in capitalized interest of $0.3 million, partially offset by a decrease in the overall weighted average interest rate increased which resulted in a decrease in interest expense of $0.1 million. In addition, the aggregate $75.0 million borrowing in March 2020 under the Company’s unsecured revolving credit facility had a minimal effect on interest expense for the quarter ended March 31, 2020.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Three months ended March 31,
	2020	2019
Operating income	$3,419,000	$8,880,000
Add (deduct):
General and administrative	5,002,000	4,798,000
Gain on sales	—	(101,000)
Impairment charges	7,474,000	—
Depreciation and amortization	13,747,000	10,129,000
Straight-line rents	(43,000)	(224,000)
Amortization of intangible lease liabilities	(459,000)	(591,000)
Other adjustments	52,000	(50,000)
NOI related to properties not defined as same-property	(11,242,000)	(5,031,000)
Same-property NOI	$17,950,000	$17,810,000

Number of same properties	46	46
Same-property occupancy, end of period	91.2%	91.4%
Same-property leased, end of period	93.2%	91.9%
Same-property average base rent, end of period	$13.64	$13.56

Same-property NOI for the comparable three months periods increased 0.8% as a result of an increase in average base rent of $0.08 per square foot, partially offset by a decrease in occupancy of 20 bps.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the three months ended March 31, 2020:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($)
Renewals	17	270,300	15.88	15.74	0.9%	2.50
New Leases - Comparable	12	37,600	18.11	19.57	-7.5%	34.91	(a)
New Leases - Non-Comparable (b)	1	1,600	23.00	n/a	n/a	0.00	(a)
Total (c)	30	309,500	16.18	n/a	n/a	6.43

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $1.36 per square foot.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common dividend distributions and distributions to minority interest partners, if made, primarily from its operations. The Company may also use its revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, capital improvements, and maturing debt initially with its revolving credit facility, and ultimately through a combination of issuing and/or assuming additional debt, the sale of equity securities, the issuance of additional OP Units, and/or the sale of properties. Although the Company believes it has access to secured and unsecured financing, there can be no assurance that the Company will access to financing for development projects, financing for additional construction projects, proceeds from refinancing of existing debt.

As a result of the COVID-19 pandemic which has created significant economic uncertainty, the Company took the following actions: (1) in March 2020, the Company borrowed an aggregate $75.0 million under its revolving credit facility to preserve financial flexibility, (2) on April 15, 2020, the Company’s Board of Directors declared a quarterly common dividend of $0.01 per share, reduced from $0.05 per share, which will preserve $3.6 million of cash per quarter, and (3) dramatically reduced near-term redevelopment and other non-essential capital expenditures. The Company currently estimates capital spend in 2020 to be approximately $15 million for its three ongoing mixed-use urban redevelopment projects.

Effective April 28, 2020, the average closing price of the Company’s common stock had been less than $1.00 over the prior 30-consecutive trading day period, and as a result, the Company received notice from the NYSE that the Company has until December 31, 2020 to regain compliance with the minimum share price requirement. The threat of delisting and/or a delisting of the Company’s common stock could have adverse effects, such as restricting the Company’s ability to obtain equity financing. The Company will continue to monitor the closing price of its common stock and consider available option.

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

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income, as defined in the agreements.  As of the date of filing this Quarterly Report on Form 10-Q, the Company had $176.9 million outstanding and $31,000 available for additional borrowings under its revolving credit facility, and was is in compliance with all financial covenants. . However, the COVID-19 pandemic may negatively impact the Company’s future ability to remain compliant with all financial covenants, including the ability to generate sufficient unencumbered property adjusted net operating income to support current borrowings.  See “Item 1A – Risk Factors” in this Quarterly Report on Form 10-Q.

Debt and finance lease obligations are composed of the following at March 31, 2020:

			March 31, 2020
				Contractual
	Maturity		Balance	interest rates
Description	dates		outstanding	weighted-average
Fixed-rate mortgage	Jun 2026		$46,425,000	3.9%
Finance lease obligation	Sep 2050		5,656,000	5.3%
Unsecured credit facilities (a):
Variable-rate:
Revolving credit facility	Sep 2021	(b)	182,000,000	2.5%
Term loan	Sep 2022		50,000,000	2.6%
Fixed-rate (c):
Term loan	Feb 2021		75,000,000	3.7%
Term loan	Feb 2022		50,000,000	3.1%
Term loan	Sep 2022		50,000,000	3.3%
Term loan	Apr 2023		100,000,000	3.3%
Term loan	Sep 2024		75,000,000	3.8%
Term loan	Jul 2025		75,000,000	4.7%
			709,081,000	3.3%
Unamortized issuance costs			(2,578,000)
			$706,503,000

(a)

During the quarter ended March 31, 2020, the weighted average interest rate for the Company’s unsecured credit facilities increased 14 bps (ranging from an increase of 10 bps to 15 bps for each individual borrowing) as a result of an increase in the Company’s leverage ratio.

(b)	The revolving credit facility is subject to a one-year extension at the Company’s option.

(c)  The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

The following table details the Company’s debt and finance lease obligation maturities at March 31, 2020:

	Mortgage Loan	Finance Lease	Revolving		Term
Year	Payable	Obligation	Credit Facility		Loans	Total
2020	$780,000	$24,000	$-		$-	$804,000
2021	1,074,000	35,000	182,000,000	(a)	75,000,000	258,109,000
2022	1,116,000	37,000	-		150,000,000	151,153,000
2023	1,160,000	39,000	-		100,000,000	101,199,000
2024	1,206,000	41,000	-		75,000,000	76,247,000
Thereafter	41,089,000	5,480,000	-		75,000,000	121,569,000
	$46,425,000	$5,656,000	$182,000,000		$475,000,000	$709,081,000
(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

The remaining property-specific mortgage loan payable matures in 2026. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2019, and has continued to declare and pay common and preferred stock dividends during 2020. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. Additionally, the Board of Directors may reduce, as it did with the most recent common stock dividend declaration of $0.01 per common share on April 15, 2020, or suspend payment of dividends to retain cash and reduce debt obligations and/or to fund redevelopments and other capital needs. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Net Cash Flows

	Three months ended March 31,
	2020	2019
Cash flows provided by (used in):
Operating activities	$13,389,000	$9,167,000
Investing activities	$(9,813,000)	$1,144,000
Financing activities	$68,559,000	$(12,263,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $20.0 million for the three months ended March 31, 2020 and $13.7 million for the three months ended March 31, 2019. The increase was primarily a result of the Company accepting a payment of $8.0 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2020, which was partially offset by property dispositions in 2019.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the three months ended March 31, 2020 the Company incurred expenditures of $9.8 million for property improvements. During the three months ended March 31, 2019 the Company had $9.9 million in proceeds from the sale of a property, partially offset by expenditures of $8.8 million for property improvements

Financing Activities

During the three months ended March 31, 2020, the Company had net advances of $76.0 million under the revolving credit facility, which was partially offset by $7.2 million of preferred and common stock distributions, and $0.3 million of mortgage repayments. During the three months ended March 31, 2019, the Company paid $7.1 million of preferred and common stock distributions, had $6.8 million of common stock repurchases, and $0.3 million of mortgage repayments, partially offset by net borrowings of $2.0 million under the revolving credit facility.

Funds From Operations

Funds From Operations (“FFO”) is a widely recognized supplemental non-GAAP measure utilized to evaluate the financial performance of a REIT. The Company presents FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT generally defines FFO as net income attributable to common shareholders (determined in accordance with GAAP), excluding gains (losses) from sales of real estate properties, impairment write-downs on real estate properties directly attributable to decreases in the value of depreciable real estate, plus real estate related depreciation and amortization, and adjustments for partnerships and joint ventures to reflect FFO on the same basis. The Company considers FFO to be an appropriate measure of its financial performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets.

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

A reconciliation of net (loss) income attributable to common shareholders to FFO and Operating FFO for the three months ended March 31, 2020 and 2019 is as follows:

	Three months ended March 31,
	2020	2019
Net (loss) income attributable to common shareholders	$(4,934,000)	$194,000
Real estate depreciation and amortization	13,705,000	10,083,000
Limited partners' interest	(28,000)	2,000
Gain on sales	—	(101,000)
Impairment charges	7,474,000	—
Consolidated minority interests:
Share of income	176,000	105,000
Share of FFO	(143,000)	(79,000)
FFO applicable to diluted common shares	16,250,000	10,204,000
Redevelopment costs (a)	483,000	—
Operating FFO applicable to diluted common shares	$16,733,000	$10,204,000

FFO per diluted common share	$0.18	$0.11
Operating FFO per diluted common share	$0.18	$0.11
Weighted average number of diluted common shares (b):
Common shares and equivalents	90,767,000	90,862,000
OP Units	537,000	553,000
	91,304,000	91,415,000

(a)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At March 31, 2020, the Company had $22.1 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At March 31, 2020, long-term debt consisted of a fixed-rate mortgage loan payable, a finance lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $477.1 million of fixed-rate debt outstanding was 3.7%, with maturities at various dates through 2050. The average interest rate on the $232.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 2.6%. With respect to the $232.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $2.3 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Disclosure Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Disclosure Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of March 31, 2020, and have concluded that such disclosure controls and procedures are effective.

During the three months ended March 31, 2020, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, with the exception of the following:

The outbreak of the COVID-19 pandemic, has had, and could continue to have, a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity and ability to satisfy debt service obligations.

During the first quarter of 2020, a novel strain of coronavirus (“COVID-19”) began spreading globally, with the outbreak being classified as a pandemic by the World Health Organization on March 11, 2020. The COVID-19 pandemic has caused, and could continue to cause, significant disruptions to the U.S. and global economy, and has contributed to significant volatility and negative pressure in financial markets. In the United States, federal, state and local governmental responses seeking to contain or mitigate the pandemic have included “shelter-in-place” and “stay-at-home” orders, mandatory shutdowns of “non-essential” businesses, social distancing practices and/or restrictions on construction projects, all of which have adversely impacted the Company’s business and that of its tenants.

Our retail tenants depend on in-person interactions with their customers to generate unit-level profitability, and the COVID-19 pandemic may decrease customer willingness to frequent, and mandated “shelter-in-place” and “stay-at-home” orders may prevent customers from frequenting, our tenants’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases or to otherwise seek lease modifications or to declare bankruptcy. We own properties across the United States, including in some of the states that have been significantly impacted by the COVID-19 pandemic, such as New York, New Jersey, Massachusetts and Pennsylvania. The Company collected approximately 70% of April contractual base rents and monthly tenant reimbursements. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to grant rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such rent relief is currently unknown as negotiations are in progress. We currently anticipate the above circumstances to negatively impact our revenues for the second quarter 2020 and potentially for the remainder of the year.

Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent and mitigate its spread could have additional adverse effects on our business, including with regards to:

•

the ability and willingness of our tenants to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate physical retail locations in the future;

•	the adverse impact of current economic conditions on the market value of our real estate portfolio and consequently on our estimated value per share;
•	anticipated returns from development and redevelopment projects, which have been temporarily delayed;
•	to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices;
•

the broader impact of the severe economic contraction due to the COVID-19 pandemic, the resulting increase in unemployment that has occurred in the short-term and its effect on consumer behavior, and negative consequences that will occur if these trends are not timely reversed;

•

state, local or industry-initiated efforts, such as a rent freeze for tenants or a suspension of a landlord’s ability to enforce evictions, which may affect our ability to collect rent or enforce remedies for the failure to pay rent;

•

severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions, which could make it difficult for us to access debt and equity capital on attractive terms, or at all, and impact our ability to fund business activities and repay liabilities on a timely basis;

•

our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due, and our potential inability to comply with the financial covenants of our credit facility and other debt agreements, which could result in a default and potential acceleration of indebtedness and impact our ability to make additional borrowings under our credit facility or otherwise in the future; and

•

potential reduction in our operating effectiveness as employees work remotely or if key personnel become unavailable due to illness or other personal circumstances related to COVID-19, as well as increased cybersecurity risks related to the use of remote technology.

We have reduced our common quarterly dividend in an effort to preserve cash due to current economic uncertainty and we may choose to do the same in the future. Additionally, we may in the future choose to pay distributions in our stock rather than solely in cash, which may result in our stockholders having a tax liability with respect to such distributions that exceeds the amount of cash received, if any.

While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to satisfy debt service obligations. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the year ended December 31, 2019.

The recent declines in our common stock price, and the potential for our common stock to be delisted from the NYSE, could have materially adverse effects on our business.

Effective April 28, 2020, the average closing price of our common stock has been less than $1.00 over the prior 30-consecutive trading day period, and as a result, our stock could be delisted from the NYSE. Due to unprecedented market-wide declines as a result of the ongoing COVID-19 pandemic, the NYSE notice advised that the Company has until December 31, 2020 to regain compliance with the minimum share price requirement.

The Company can return to compliance if, on the last trading day of a calendar month any time during the cure period, the closing price of its common stock is at least $1.00 and the average closing price over the 30 consecutive trading-day period ending on such last trading day of such month is at least $1.00 per share.  The Company will continue to monitor the closing price of its common stock and consider available options if it appears unlikely that the minimum share price requirement will be satisfied by December 31, 2020. As necessary or desirable, the Company will consider implementing a reverse stock split of its common stock that would result in the price exceeding $1.00 per share and remaining above that level for at least the following 30 trading days before the end of the cure period. Such a reverse stock split would not require a stockholders’ vote.

The threat of delisting and/or a delisting of our common stock could have adverse effects by, among other things:

•	reducing the liquidity and market price of our common stock;
•	reducing the number of investors willing to hold or acquire our common stock, thereby further restricting our ability to obtain equity financing;
•	causing an event of default or noncompliance under certain of our debt facilities and other agreements; and
•	reducing our ability to retain, attract and motivate our directors, officers and employees.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer
Exhibit 101.INS	XBRL Instance Document
Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

May 14, 2020