Form 10-Q
period 2020-06-30
CEDAR REALTY TRUST, INC.
filed 2020-08-10
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

At August 7, 2020, there were 89,328,176 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Current Report on Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cedar Realty Trust, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors that could cause actual results, performance or achievements to differ materially from current expectations include, but are not limited to: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including: (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, particularly including our retail tenants and other retailers, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as individuals adversely impacted by the COVID-19 pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of our retail tenants recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (d) the potential adverse impact on returns from redevelopment projects, (e) to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices, and (f) the broader impact of the severe economic contraction and increase in unemployment that has occurred in the short term and negative consequences that will occur if these trends are not quickly reversed; (ii) the ability and willingness of the Company’s tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iii) the loss or bankruptcy of the Company’s tenants, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic; (iv) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant, particularly, in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic, and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate physical retail locations in future; (v) macroeconomic conditions, such as a disruption of or lack of access to capital markets and the adverse impact of the recent significant decline in the Company’s share price from prices prior to the spread of the COVID-19 pandemic; (vi) financing risks, such as the Company’s inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability; (vii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (viii) the impact of the Company’s leverage on operating performance; (ix) risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; (x) risks endemic to real estate and the real estate industry generally; (xi) competitive risks; (xii) risks related to the geographic concentration of the Company’s properties in the Washington, D.C. to Boston corridor; (xiii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiv) the inability of the Company to realize anticipated returns from its redevelopment activities; (xv) uninsured losses; (xvi) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; and (xvii) information technology security breaches. For further discussion of factors that could materially affect the outcome of forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and other documents that the Company files with the Securities and Exchange Commission from time to time.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Real estate:
Land	$290,530,000	$293,456,000
Buildings and improvements	1,227,478,000	1,221,750,000
	1,518,008,000	1,515,206,000
Less accumulated depreciation	(411,041,000)	(389,861,000)
Real estate, net	1,106,967,000	1,125,345,000

Real estate held for sale	16,980,000	13,230,000
Cash and cash equivalents	68,233,000	2,747,000
Receivables	22,990,000	22,164,000
Other assets and deferred charges, net	38,928,000	42,139,000
TOTAL ASSETS	$1,254,098,000	$1,205,625,000

LIABILITIES AND EQUITY
Mortgage loan payable	$45,882,000	$46,370,000
Finance lease obligation	5,353,000	5,364,000
Unsecured revolving credit facility	176,900,000	106,000,000
Unsecured term loans	473,195,000	472,841,000
Accounts payable and accrued liabilities	61,664,000	50,502,000
Unamortized intangible lease liabilities	9,602,000	10,473,000
Total liabilities	772,596,000	691,550,000

Commitments and contingencies	-	-

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 89,330,000 and 89,020,000 shares, issued and outstanding, respectively)	5,360,000	5,341,000
Treasury stock (2,962,000 and 3,068,000 shares, respectively, at cost)	(15,248,000)	(16,311,000)
Additional paid-in capital	873,550,000	872,724,000
Cumulative distributions in excess of net income	(522,805,000)	(503,725,000)
Accumulated other comprehensive (loss)	(22,518,000)	(7,009,000)
Total Cedar Realty Trust, Inc. shareholders' equity	477,880,000	510,561,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	751,000	435,000
Limited partners' OP Units	2,871,000	3,079,000
Total noncontrolling interests	3,622,000	3,514,000
Total equity	481,502,000	514,075,000
TOTAL LIABILITIES AND EQUITY	$1,254,098,000	$1,205,625,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
REVENUES
Rental revenues	$28,461,000	$35,309,000	$63,576,000	$71,901,000
Other	159,000	351,000	7,529,000	642,000
Total revenues	28,620,000	35,660,000	71,105,000	72,543,000
EXPENSES
Operating, maintenance and management	5,508,000	6,162,000	13,229,000	14,129,000
Real estate and other property-related taxes	4,978,000	5,087,000	10,100,000	10,297,000
General and administrative	3,906,000	5,418,000	8,908,000	10,216,000
Depreciation and amortization	14,426,000	10,346,000	28,173,000	20,475,000
Total expenses	28,818,000	27,013,000	60,410,000	55,117,000

OTHER
Gain on sales	-	2,841,000	-	2,942,000
Impairment charges	(133,000)	-	(7,607,000)	-
Total other	(133,000)	2,841,000	(7,607,000)	2,942,000

OPERATING (LOSS) INCOME	(331,000)	11,488,000	3,088,000	20,368,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(5,678,000)	(5,944,000)	(11,195,000)	(11,835,000)
Total non-operating income and expenses	(5,678,000)	(5,944,000)	(11,195,000)	(11,835,000)

NET (LOSS) INCOME	(6,009,000)	5,544,000	(8,107,000)	8,533,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(140,000)	(144,000)	(316,000)	(249,000)
Limited partners' interest in Operating Partnership	52,000	(17,000)	80,000	(19,000)
Total net (income) attributable to noncontrolling interests	(88,000)	(161,000)	(236,000)	(268,000)

NET (LOSS) INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	(6,097,000)	5,383,000	(8,343,000)	8,265,000

Preferred stock dividends	(2,688,000)	(2,688,000)	(5,376,000)	(5,376,000)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(8,785,000)	$2,695,000	$(13,719,000)	$2,889,000

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):	$(0.10)	$0.03	$(0.16)	$0.03

Weighted average number of common shares - basic and diluted	86,509,000	86,260,000	86,439,000	86,420,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Net (loss) income	$(6,009,000)	$5,544,000	$(8,107,000)	$8,533,000

Other comprehensive income - unrealized (loss) on change in fair value of cash flow hedges	(588,000)	(8,596,000)	(15,602,000)	(14,038,000)

Comprehensive (loss)	(6,597,000)	(3,052,000)	(23,709,000)	(5,505,000)

Comprehensive (income) attributable to noncontrolling interests	(85,000)	(108,000)	(143,000)	(182,000)

Comprehensive (loss) attributable to Cedar Realty Trust, Inc.	$(6,682,000)	$(3,160,000)	$(23,852,000)	$(5,687,000)

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Six months ended June 30, 2020

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2019	6,450,000	$159,541,000	89,020,000	$5,341,000	$(16,311,000)	$872,724,000	$(503,725,000)	$(7,009,000)	$510,561,000
Net (loss) income	—	—	—	—	—	—	(2,246,000)	—	(2,246,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(14,924,000)	(14,924,000)
Share-based compensation, net	—	—	305,000	19,000	1,006,000	(159,000)	—	—	866,000
Common stock sales, net of issuance expenses	—	—	2,000	—	—	5,000	—	—	5,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,468,000)	—	(4,468,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	5,000	—	—	5,000
Balance, March 31, 2020	6,450,000	159,541,000	89,327,000	5,360,000	(15,305,000)	872,575,000	(513,127,000)	(21,933,000)	487,111,000
Net (loss) income	—	—	—	—	—	—	(6,097,000)	—	(6,097,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(585,000)	(585,000)
Share-based compensation, net	—	—	—	—	57,000	973,000	—	—	1,030,000
Common stock sales, net of issuance expenses	—	—	3,000	—	—	4,000	—	—	4,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(893,000)	—	(893,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(2,000)	—	—	(2,000)
Balance, June 30, 2020	6,450,000	$159,541,000	89,330,000	$5,360,000	$(15,248,000)	$873,550,000	$(522,805,000)	$(22,518,000)	$477,880,000

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Six months ended June 30, 2020

Continued

(unaudited)

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2019	$435,000	$3,079,000	$3,514,000	$514,075,000
Net (loss) income	176,000	(28,000)	148,000	(2,098,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	(90,000)	(90,000)	(15,014,000)
Share-based compensation, net	—	—	—	866,000
Common stock sales, net of issuance expenses	—	—	—	5,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(27,000)	(27,000)	(4,495,000)
Reallocation adjustment of limited partners' interest	—	(5,000)	(5,000)	—
Balance, March 31, 2020	611,000	2,929,000	3,540,000	490,651,000
Net (loss) income	140,000	(52,000)	88,000	(6,009,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	(3,000)	(3,000)	(588,000)
Share-based compensation, net	—	—	—	1,030,000
Common stock sales, net of issuance expenses	—	—	—	4,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(898,000)
Reallocation adjustment of limited partners' interest	—	2,000	2,000	—
Balance, June 30, 2020	$751,000	$2,871,000	$3,622,000	$481,502,000

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

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(8,107,000)	$8,533,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales	—	(2,942,000)
Impairment charges	7,607,000	—
Straight-line rents and expenses, net	1,000,000	(249,000)
Provision for doubtful accounts	641,000	231,000
Depreciation and amortization	28,173,000	20,475,000
Amortization of intangible lease liabilities, net	(766,000)	(1,222,000)
Expense relating to share-based compensation, net	1,986,000	2,043,000
Amortization of deferred financing costs	617,000	651,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(2,635,000)	138,000
Prepaid expenses and other	(40,000)	1,239,000
Accounts payable and accrued liabilities	(3,958,000)	(505,000)
Net cash provided by operating activities	24,518,000	28,392,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(18,644,000)	(15,174,000)
Net proceeds from sales of real estate	—	18,651,000
Acquisition of real estate	—	(9,083,000)
Net cash (used in) investing activities	(18,644,000)	(5,606,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(12,100,000)	(16,000,000)
Advances under revolving credit facility	83,000,000	15,000,000
Mortgage repayments	(528,000)	(508,000)
Noncontrolling interests:
Distributions to limited partners	(32,000)	(56,000)
Common stock sales less issuance expenses, net	9,000	8,000
Common stock repurchases	—	(6,844,000)
Preferred stock dividends	(5,376,000)	(5,376,000)
Distributions to common shareholders	(5,361,000)	(8,906,000)
Net cash provided by / (used in) financing activities	59,612,000	(22,682,000)

Net increase in cash, cash equivalents and restricted cash	65,486,000	104,000
Cash, cash equivalents and restricted cash at beginning of year	2,747,000	1,977,000
Cash, cash equivalents and restricted cash at end of period	$68,233,000	$2,081,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$68,233,000	$2,081,000
Restricted cash	—	—
Cash, cash equivalents and restricted cash	$68,233,000	$2,081,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2020

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At June 30, 2020, the Company owned and managed a portfolio of 55 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At June 30, 2020, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at June 30, 2020) is represented by partnership units in the Operating Partnership (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 537,000 OP Units outstanding at June 30, 2020 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash. Unless specifically noted otherwise, all references to OP Units exclude limited partnership units held by the Company.

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

Supplemental Consolidated Statements of Cash Flows Information

	Six months ended June 30,
	2020	2019
Supplemental disclosure of cash activities:
Cash paid for interest	$11,669,000	$11,693,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	1,224,000	702,000
Recognition of right-of-use assets and related lease liabilities	703,000	14,205,000

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued guidance which enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance applies to most financial assets measured at amortized cost and certain other instruments, including accounts receivable, loans, held-to-maturity debt securities, net investments in

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2020

(unaudited)

leases, and off-balance-sheet credit exposures. During November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are not within the scope of Topic 326. Instead, impairment of receivables arising from operating leases should be accounted in accordance with ASU No. 2016-02, Leases (Topic 842). The guidance requires that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company is also required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The guidance was effective January 1, 2020 and the guidance did not have a material effect on the Company’s consolidated financial statements.

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

There were no lease concessions granted as a result of COVID-19 during the quarter ended March 31, 2020. During the quarter ended June 30, 2020, the Company provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals.  The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases.  This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its receivables as tenant payments accrue and continues to recognize rental income.  During the three months ended June 30, 2020, the Company has entered into lease modifications that deferred approximately $2.0 million, of which $1.8 million relates to deferrals that the Company continued to recognize rental income. In addition, during the three months ended June 30, 2020, the Company has entered into agreements that waived approximately $0.4 million of rent.

Note 3. Real Estate

Development Asset

On July 23, 2020, the Company entered into a commercial lease agreement (the “Lease”) with the Government of the District of Columbia (“District”), for the lease by the District of office space in a new 6-story building to be constructed by the Company at Senator Square. The building is planned to house the new office headquarters for the District of Columbia’s Department of General Services’ (“DGS”) 700-member workforce. The term of the Lease is 20 years and 10 months, to commence upon substantial completion and delivery to DGS. The Company anticipates commencement of construction to occur in the first quarter of 2021 and currently estimates that the space will be delivered during the end of the fourth quarter 2022.

Upon completion of the building, the District will be obligated to pay initial annual net rent of approximately $5.4 million per year, subject to a 2.5% annual escalator on each anniversary of rent commencement, plus certain operating costs, property taxes and amortization of tenant improvements together totaling approximately an additional $8.1 million per year, for an aggregate total annual rent of approximately $13.5 million. The Lease provides for a free rent period of 10 months immediately following rent commencement. The Lease also provides the District with a tenant credit of approximately $6.8 million to be applied, at the District’s election, against either annual rent or any other tenant payment obligations including tenant improvement costs, in excess of the tenant improvement allowance. Pursuant to the Lease, the landlord will contribute up to $155 per rentable square foot toward the cost of

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2020

(unaudited)

tenant improvements, to be amortized over 240 months. In addition, the Lease provides that the Company will contribute $9.38 per rentable square foot in additional tenant improvement allowance between the 10th and 12th Lease years, upon the District’s timely election. The obligations of the District under the Lease are subject to annual budget appropriation.

Real Estate Held for Sale

As of June 30, 2020, Carll’s Corner, located in Bridgeton, New Jersey, Metro Square, located in Owings Mills, Maryland, Suffolk Plaza, located in Suffolk, Virginia, and The Commons, located in Dubois Pennsylvania, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

On January 31, 2020, the Company agreed to a cash payment in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration at Metro Square. As a result of this termination, revenues for the six months ended June 30, 2020, included approximately $7.1 million of other income. Further, on July 9, 2020, the Company sold this property for $4.3 million.

During the six months ended June 30, 2020, the Company recorded impairment charges of $7.6 million in relation to properties classified as real estate held for sale, which are included in continuing operations in the accompanying consolidated statement of operations.

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

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturity.  As of June 30, 2020 and December 31, 2019, the fair value of the Company’s fixed rate mortgage loan payable, which was determined to be Level 3 within the valuation hierarchy, was $46.5 million and $46.6 million, respectively; the carrying value of such loan was $45.9 million and $46.4 million, respectively. As of June 30, 2020 and December 31, 2019, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair value of the Company’s mortgage note receivable and finance lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of June 30, 2020 and December 31, 2019, respectively.

The valuations of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of June 30, 2020, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2020

(unaudited)

swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, respectively:

	June 30, 2020
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$775,000	$—	$—	$775,000
Deferred compensation liabilities (b)	$781,000	$—	$—	$781,000
Interest rate swaps liability (b)	$—	$22,652,000	$—	$22,652,000

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$823,000	$—	$—	$823,000
Deferred compensation liabilities (b)	$824,000	$—	$—	$824,000
Interest rate swaps asset (a)	$—	$136,000	$—	$136,000
Interest rate swaps liability (b)	$—	$7,180,000	$—	$7,180,000

(a) Included in other assets and deferred charges, net, in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

As of June 30, 2020, real estate held for sale on the consolidated balance sheet consisted of (1) one retail property, totaling $2.0 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using a direct capitalization approach, consisting of a capitalization rate of 8.5%, (2) one retail property, totaling $5.6 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using a discounted cash flow approach, consisting of a capitalization rate of 11.5% and a discount rate of 8.0%, (3) one property, totaling $4.0 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using a discounted cash flow approach, consisting of a capitalization rate of 9.5% and a discount rate of 11.0%, and (4) the carrying value of a property which is below its fair value.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2020

(unaudited)

Note 5. Mortgage Loans Payable and Unsecured Credit Facility

Debt and finance lease obligations are composed of the following at June 30, 2020:

		June 30, 2020
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgage	Jun 2026	$46,167,000	3.9%
Finance lease obligation	Sep 2050	5,649,000	5.3%
Unsecured credit facilities (a):
Variable-rate:
Revolving credit facility	Sep 2021 (b)	176,900,000	2.4%
Term loan	Sep 2022	50,000,000	2.6%
Fixed-rate (c):
Term loan	Feb 2021	75,000,000	3.7%
Term loan	Feb 2022	50,000,000	3.1%
Term loan	Sep 2022	50,000,000	3.3%
Term loan	Apr 2023	100,000,000	3.3%
Term loan	Sep 2024	75,000,000	3.8%
Term loan	Jul 2025	75,000,000	4.7%
		703,716,000	3.3%
Unamortized issuance costs		(2,386,000)
		$701,330,000

(a)

During the third quarter of 2020, the weighted average interest rate for the Company’s unsecured credit facilities will increase 15 basis points (“bps”) as a result of an increase in the Company’s leverage ratio.

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

Unsecured Revolving Credit Facility and Term Loans

On August 4, 2020, the Company amended its existing $300 million unsecured credit facility and term loans. After such amendments, the Company’s financial ratios and borrowing base are now all computed using trailing four quarters as opposed to the current quarter annualized and interest rate swaps that are a hedge of existing debt are now excluded from the definition of debt. The $300 million unsecured credit facility consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps at June 30, 2020 and 165 bps as of this filing) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (145 bps at June 30, 2020 and 160 bps as of filing), each based on the Company’s leverage ratio. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements. As of the date of filing this

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2020

(unaudited)

Quarterly Report on Form 10-Q, the Company had $106.9 million outstanding and $74.5 available for additional borrowings under its revolving credit facility, and was in compliance with all financial covenants. However, the COVID-19 pandemic may negatively impact the Company’s future ability to remain compliant with all financial covenants, including the ability to generate sufficient unencumbered property adjusted net operating income to support current borrowings.

Derivative Financial Instruments

The fair values of the interest rate swaps applicable to the unsecured term loans discussed above are included in other assets and deferred charges, net, and accounts payable and accrued liabilities on the consolidated balance sheet at June 30, 2020. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), limited partners’ interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $7.7 million of accumulated other comprehensive loss will be reclassified as a decrease to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at June 30, 2020 and December 31, 2019:

June 30, 2020
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$22,652,000	2020-2025	Accounts payable and accrued liabilities

December 31, 2019
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	2	$136,000	2020-2023	Other assets and deferred charges, net
Qualifying	Interest rate swaps	6	$7,180,000	2021-2025	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at June 30, 2020 and December 31, 2019 were $425.0 million and $425.0 million, respectively.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and six months ended June 30, 2020 and 2019, respectively:

		(Loss) gain recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Three months ended June 30,		Six months ended June 30,
Cash flow	Derivative	2020	2019	2020	2019
Qualifying	Interest rate swaps	$(2,226,000)	$(8,077,000)	$(17,590,000)	$(12,954,000)

		Gain (loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Three months ended June 30,		Six months ended June 30,
	Classification	2020	2019	2020	2019
	Continuing Operations	$(1,638,000)	$519,000	$(1,988,000)	$1,084,000

As of June 30, 2020 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2020

(unaudited)

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

The Company is the lessee under several ground lease and its executive office lease agreements. As of June 30, 2020, the Company’s weighted average remaining lease term is approximately 31.0 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.7%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.4 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.9 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

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

As a result of COVID-19, the Company has received numerous rent relief requests, most often in the form of rent deferrals. The Company has evaluated, and continues to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. During the quarter ended June 30, 2020, the Company collected 77% of contractual base rents and monthly tenant reimbursements, deferred approximately $2.0 million and waived approximately $0.4 million. To date, the weighted average payback period of deferred rent is approximately 10 months, beginning at various time commencing in July 2020 through March 2021. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to grant additional rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such additional rent relief is currently unknown as negotiations are in progress. The extent to which COVID-19 impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time.

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	June 30, 2020		December 31, 2019
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	124,774,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2020

(unaudited)

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Common stock	$0.010	$0.050	$0.060	$0.100
7.25% Series B Preferred Stock	$0.453	$0.453	$0.906	$0.906
6.50% Series C Preferred Stock	$0.406	$0.406	$0.813	$0.813

On July 20, 2020, the Company’s Board of Directors declared a dividend of $0.01 per share with respect to its common stock. At the same time, the Board declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on August 20, 2020 to shareholders of record on August 10, 2020.

Note 8. Revenues

Rental revenues for the three and six months ended June 30, 2020 and 2019, respectively, comprise the following:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Base rents	$22,781,000	$26,352,000	$48,543,000	$52,753,000
Expense recoveries	6,328,000	7,950,000	14,883,000	17,144,000
Percentage rent	33,000	265,000	329,000	447,000
Straight-line rents	(988,000)	111,000	(945,000)	335,000
Amortization of intangible lease liabilities, net	307,000	631,000	766,000	1,222,000
Total rents	$28,461,000	$35,309,000	$63,576,000	$71,901,000

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. During 2020, the Company’s assessment has specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability. In the event that collectability with respect to any tenant changes the Company recognizes an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. During the quarter ended June 30, 2020, the Company identified various tenants where collection was no longer considered probable. The determination to record revenue on a cash basis and write off any outstanding straight-line receivable from these various tenants reduced net income $1.2 million and $1.2 million for the three and six months ended June 30, 2020, respectively. In addition, during the three months ended June 30, 2020, $4.0 million of billed charges, consisting of rent and tenant reimbursements, were unpaid, and based on the Company’s determination to record revenue on a cash basis for these tenants, the $4.0 million was not recorded as revenue for the three months ended June 30, 2020.

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and six months ended June 30, 2020 and 2019, respectively:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Expense relating to share/unit grants	$1,031,000	$1,140,000	$2,108,000	$2,237,000
Amounts capitalized	(59,000)	(112,000)	(122,000)	(194,000)
Total charged to operations	$972,000	$1,028,000	$1,986,000	$2,043,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

June 30, 2020

(unaudited)

During the six months ended June 30, 2020 there were 378,000 restricted shares issued, with a weighted average grant date fair value of $2.81 per share.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended June 30, 2020 and 2019, the Company had 2.8 million and 2.8 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities. For the six months ended June 30, 2020 and 2019, the Company had 2.9 million and 2.8 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities.  The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator
Net (loss) income	$(6,009,000)	$5,544,000	$(8,107,000)	$8,533,000
Preferred stock dividends	(2,688,000)	(2,688,000)	(5,376,000)	(5,376,000)
Net (income) attributable to noncontrolling interests	(88,000)	(161,000)	(236,000)	(268,000)
Net earnings allocated to unvested shares	(28,000)	(138,000)	(182,000)	(282,000)
Net (loss) income attributable to vested common shares	$(8,813,000)	$2,557,000	$(13,901,000)	$2,607,000
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	86,509,000	86,260,000	86,439,000	86,420,000

Net (loss) income per common share attributable to common shareholders, basic and diluted	$(0.10)	$0.03	$(0.16)	$0.03

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three and six months ended June 30, 2020 and 2019, no restricted stock units (“RSU’s”) would have been issuable under the Company’s President and CEO market performance-based equity award had the measurement period ended on June 30, 2020, and 2019, respectively; therefore this market performance-based equity award had no impact in calculation diluted EPS. Net income/loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding were 537,000 and 553,000 for the three months ended June 30, 2020 and 2019, respectively. The weighted average number of OP Units outstanding were 537,000 and 553,000 for the six months ended June 30, 2020 and 2019, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from July 1, 2020 through the date of filing this Quarterly Report on Form 10-Q. Other than those events disclosed in this report, there were no other events or transactions that occurred that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At June 30, 2020, the Company owned and managed a portfolio of 55 operating properties (excluding properties “held for sale”) totaling 8.3 million square feet of gross leasable area (“GLA”). The portfolio was 90.0% leased and 88.9% occupied at June 30, 2020.

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

Significant Circumstances and Transactions

COVID-19 Pandemic

As a result of COVID-19, the Company has received numerous rent relief requests, most often in the form of rent deferrals. The Company has evaluated, and continues to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests have resulted in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements.  The Company has entered into lease modifications that deferred approximately $2.0 million and waived approximately $0.4 million for the quarter ended June 30, 2020, respectively. To date, the weighted average payback period of deferred rent is approximately 10 months, beginning at various time commencing in July 2020 through March 2021. For the quarter ended June 30, 2020, the Company has collected approximately 77% of contractual base rents and monthly tenant reimbursements.   The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to grant additional rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such additional rent relief is currently unknown as negotiations are in progress. The extent to which COVID-19 impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time.

As a result of the COVID-19 pandemic, the Company has taken the following actions:

•	In March 2020, the Company borrowed an aggregate $75.0 million under its revolving credit facility to preserve financial flexibility.

•

In April 2020 and July 2020, the Company’s Board of Directors declared a quarterly common dividend of $0.01 per share, reduced from $0.05 per share from the February 2020 dividend, which preserves $3.6 million of cash per quarter.

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

Real Estate

On July 23, 2020, the Company entered into a commercial lease agreement (the “Lease”) with the Government of the District of Columbia (“District”), for the lease by the District of office space in a new 6-story building to be constructed by the Company at

Senator Square. The building is planned to house the new office headquarters for the District of Columbia’s Department of General Services’ (“DGS”) 700-member workforce. The term of the Lease is 20 years and 10 months, to commence upon substantial completion and delivery to DGS. The Company anticipates commencement of construction to occur in the first quarter of 2021 and currently estimates that the space will be delivered during the end of the fourth quarter 2022.

Upon completion of the building, the District will be obligated to pay initial annual net rent of approximately $5.4 million per year, subject to a 2.5% annual escalator on each anniversary of rent commencement, plus certain operating costs, property taxes and amortization of tenant improvements together totaling approximately an additional $8.1 million per year, for an aggregate total annual rent of approximately $13.5 million. The Lease provides for a free rent period of 10 months immediately following rent commencement. The Lease also provides the District with a tenant credit of approximately $6.8 million to be applied, at the District’s election, against either annual rent or any other tenant payment obligations including tenant improvement costs, in excess of the tenant improvement allowance. Pursuant to the Lease, the landlord will contribute up to $155 per rentable square foot toward the cost of tenant improvements, to be amortized over 240 months. In addition, the Lease provides that the Company will contribute $9.38 per rentable square foot in additional tenant improvement allowance between the 10th and 12th Lease years, upon the District’s timely election. The obligations of the District under the Lease are subject to annual budget appropriation.

As of June 30, 2020, Carll’s Corner, located in Bridgeton, New Jersey, Metro Square, located in Owings Mills, Maryland, Suffolk Plaza, located in Suffolk, Virginia, and The Commons, located in Dubois Pennsylvania, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

On January 31, 2020, the Company agreed to a cash payment in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration at Metro Square. As a result of this termination, revenues for the six months ended June 30, 2020, included approximately $7.1 million of other income. Further, on July 9, 2020, the Company sold this property for $4.3 million.

During the six months ended June 30, 2020, the Company recorded impairment charges of $7.6 million in relation to properties classified as real estate held for sale, which are included in continuing operations in the accompanying consolidated statement of operations.

Unsecured Revolving Credit Facility and Term Loans

On August 4, 2020, the Company amended its existing $300 million unsecured credit facility and term loans. After such amendments, the Company’s financial ratios and borrowing base are now all computed using trailing four quarters as opposed to the current quarter annualized and interest rate swaps that are a hedge of existing debt are now excluded from the definition of debt.

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

Results of Operations

Comparison of three months ended June 30, 2020 to June 30, 2019

			Change
	2020	2019	Dollars	Percent
Revenues	$28,620,000	$35,660,000	$(7,040,000)	-19.7%
Property operating expenses	(10,486,000)	(11,249,000)	763,000	-6.8%
Property operating income	18,134,000	24,411,000	(6,277,000)
General and administrative	(3,906,000)	(5,418,000)	1,512,000	-27.9%
Depreciation and amortization	(14,426,000)	(10,346,000)	(4,080,000)	39.4%
Gain on sales	—	2,841,000	(2,841,000)	n/a
Impairment charges	(133,000)	—	(133,000)	n/a
Interest expense	(5,678,000)	(5,944,000)	266,000	-4.5%
Net (loss) income	(6,009,000)	5,544,000	(11,553,000)
Net (income) attributable to noncontrolling interests	(88,000)	(161,000)	73,000
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(6,097,000)	$5,383,000	$(11,480,000)

Revenues were lower primarily as a result of the negative impact of the COVID-19 pandemic, which resulted in (1) a decrease of $3.0 million in rental revenues and expense recoveries and a decrease of $1.0 million in straight-line rental revenues attributable to same-center properties, (2) a decrease of $2.1 million in rental revenues and expense recoveries and a decrease of $0.4 million in straight-line rental and the amortization of intangible lease liabilities revenues attributable to redevelopment properties. In addition, there was a decrease of $0.7 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2019 and 2018. These negative results were partially offset by an increase of $0.2 million in rental revenues and expense recoveries attributable to a property acquired in 2019.

Property operating expenses were lower primarily as a result of (1) a decrease of $0.3 million in property operating expenses attributable to same-center properties, (2) a decrease of $0.3 million in property operating expenses attributable to redevelopment properties, and (3) a decrease of $0.3 million in property operating expenses attributable to properties that were sold or held for sale in 2020 and 2019, partially offset by an increase of $0.1 million in property operating expenses attributable to a property acquired in 2019.

General and administrative costs were lower primarily as a result of (1) cost savings of $0.8 million as a result of the COVID-19 pandemic, predominately related to the cancellation of leasing conventions along with the related travel expenses, (2) a decrease of $0.5 million in payroll related costs, and (3) a decrease of $0.2 million in legal and professional fees.

Depreciation and amortization expenses were higher as a result of (1) accelerated depreciation of tenant improvements and leasing commissions of $4.2 million as a result of tenants vacating their spaces, and (2) an increase of $0.1 million attributable to a property acquired in 2019, partially offset by a decrease of $0.2 million attributable to properties that were sold or held for sale in 2020 and 2019.

Gain on sale in 2019 relates to the sale of Maxatawny Marketplace, located in Maxatawny, Pennsylvania.

Impairment charges in 2020 relates to Metro Square, located in Owings Mills, Maryland, and The Commons, located in Dubois Pennsylvania.

Interest expense was lower as a result of (1) a decrease in the overall weighted average interest rate which resulted in a decrease in interest expense of $0.8 million, and (2) an increase in capitalized interest of $0.3 million, partially offset by increase in the overall weighted average principal balance which resulted in an increase in interest expense of $0.8 million.

Comparison of six months ended June 30, 2020 to June 30, 2019

			Change
	2020	2019	Dollars	Percent
Revenues	$71,105,000	$72,543,000	$(1,438,000)	-2.0%
Property operating expenses	(23,329,000)	(24,426,000)	1,097,000	-4.5%
Property operating income	47,776,000	48,117,000	(341,000)
General and administrative	(8,908,000)	(10,216,000)	1,308,000	-12.8%
Depreciation and amortization	(28,173,000)	(20,475,000)	(7,698,000)	37.6%
Gain on sales	—	2,942,000	(2,942,000)	n/a
Impairment charges	(7,607,000)	—	(7,607,000)	n/a
Interest expense	(11,195,000)	(11,835,000)	640,000	-5.4%
Net (loss) income	(8,107,000)	8,533,000	(16,640,000)
Net (income) attributable to noncontrolling interests	(236,000)	(268,000)	32,000
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(8,343,000)	$8,265,000	$(16,608,000)

Revenues were lower primarily as a result of the negative impact of the COVID-19 pandemic, which resulted in (1) a decrease of $3.2 million in rental revenues and expense recoveries and a decrease of $1.3 million in straight-line rental revenues attributable to same-center properties, (2) a decrease of $2.7 million in rental revenues and expense recoveries and a decrease of $0.4 million in straight-line rental and the amortization of intangible lease liabilities revenues attributable to redevelopment properties. In addition, there was a decrease of $1.3 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2019 and 2018. These negative results were partially offset by (1) $7.1 million in revenue in the quarter ended March 31, 2020 relating to a dark anchor tenant terminating its lease prior to the contractual expiration in 2020 at Metro Square, and (2) an increase of $0.4 million in rental revenues and expense recoveries attributable to a property acquired in 2019.

Property operating expenses were lower primarily as a result of (1) a decrease of $0.4 million in property operating expenses attributable to same-center properties, (2) a decrease of $0.4 million in property operating expenses attributable to properties that were sold or held for sale in 2020 and 2019, and (3) a decrease of $0.3 million in property operating expenses attributable to redevelopment properties, partially offset by an increase of $0.2 million in property operating expenses attributable to a property acquired in 2019.

General and administrative costs were lower primarily as a result of (1) cost savings of $0.7 million as a result of the COVID-19 pandemic, predominately related to the cancellation of leasing conventions along with the related travel expenses, (2) a decrease of $0.4 million in payroll related costs, and (3) a decrease of $0.2 million in legal and professional fees.

Depreciation and amortization expenses were higher as a result (1) accelerated depreciation of tenant improvements and leasing commissions of $4.2 million as a result of tenants vacating their spaces, (2) accelerated depreciation of $2.1 million in the quarter ended March 31, 2020 relating to the demolition of certain existing buildings at a redevelopment property, (3) an increase of $1.0 million attributable to same-center properties, (4) a $0.8 million write-off in the quarter ended March 31, 2020 arising from a lease termination for permitting a dark anchor to terminate its lease prior to the contractual expiration at a property that was classified held for sale in 2020, and (5) an increase of $0.1 million attributable to a property acquired in 2019, partially offset by (1) a decrease of $0.4 million attributable to properties that were sold or held for sale in 2020 and 2019, and (2) a decrease of $0.2 million attributable to redevelopment properties.

Gain on sale in 2019 relates to the sale of Maxatawny Marketplace, located in Maxatawny, Pennsylvania.

Impairment charges in 2020 relates to Metro Square, located in Owings Mills, Maryland, and The Commons, located in Dubois Pennsylvania.

Interest expense was lower as a result of (1) a decrease in the overall weighted average interest rate which resulted in a decrease in interest expense of $1.5 million, and (2) an increase in capitalized interest of $0.1 million, partially offset by increase in the overall weighted average principal balance which resulted in an increase in interest expense of $1.0 million.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating (loss) income	$(331,000)	$11,488,000	$3,088,000	$20,368,000
Add (deduct):
General and administrative	3,906,000	5,418,000	8,908,000	10,216,000
Gain on sales	—	(2,841,000)	—	(2,942,000)
Impairment charges	133,000	—	7,607,000	—
Depreciation and amortization	14,426,000	10,346,000	28,173,000	20,475,000
Straight-line rents	988,000	(111,000)	945,000	(335,000)
Amortization of intangible lease liabilities	(307,000)	(631,000)	(766,000)	(1,222,000)
Other adjustments	(54,000)	(108,000)	1,000	(123,000)
NOI related to properties not defined as same-property	(3,041,000)	(5,145,000)	(14,287,000)	(10,212,000)
Same-property NOI	$15,720,000	$18,416,000	$33,669,000	$36,225,000

Number of same properties	46	46	46	46
Same-property occupancy, end of period	90.2%	91.4%	90.2%	91.4%
Same-property leased, end of period	91.5%	91.6%	91.5%	91.6%
Same-property average base rent, end of period	$13.57	$13.56	$13.57	$13.56

Same-property NOI for the comparable three and six month periods decreased 14.6% and 7.1%, respectively as a result of the negative impact of the COVID-19 pandemic which reduced rental revenues for the same-property portfolio.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the six months ended June 30, 2020:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($)
Renewals	34	440,300	13.52	13.34	1.4%	1.54
New Leases - Comparable	16	49,900	19.21	22.75	-15.5%	33.87	(a)
New Leases - Non-Comparable (b)	1	1,600	23.00	n/a	n/a	0.00	(a)
Total (c)	51	491,800	14.13	n/a	n/a	4.81

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $1.01 per square foot.

Liquidity and Capital Resources

The Company funds operating expenses and other short-term liquidity requirements, including debt service, tenant improvements, leasing commissions, preferred and common dividend distributions and distributions to minority interest partners, if made, primarily from its operations. The Company may also use its revolving credit facility for these purposes. The Company expects to fund long-term liquidity requirements for property acquisitions, redevelopment costs, capital improvements, and maturing debt initially with its revolving credit facility, and ultimately through a combination of issuing and/or assuming additional debt, the sale of equity securities, the issuance of additional OP Units, and/or the sale of properties. Although the Company believes it has access to secured and unsecured financing, there can be no assurance that the Company will have access to financing for development projects, financing for additional construction projects, or proceeds from refinancing of existing debt.

As a result of the COVID-19 pandemic which has created significant economic uncertainty, the Company took the following actions: (1) in March 2020, the Company borrowed an aggregate $75.0 million under its revolving credit facility to preserve financial flexibility, (2) in April 2020 and July 2020, the Company’s Board of Directors declared a quarterly common dividend of $0.01 per share, reduced from $0.05 per share from the February 2020 dividend, which preserves $3.6 million of cash per quarter, and (3) dramatically reduced near-term redevelopment and other non-essential capital expenditures. The Company currently estimates capital spend in 2020 to be approximately $15 million for its three ongoing mixed-use urban redevelopment projects.

Effective April 28, 2020, the average closing price of the Company’s common stock had been less than $1.00 over the prior 30-consecutive trading day period, and as a result, the Company received notice from the NYSE that the Company has until December 31, 2020 to regain compliance with the minimum share price requirement. The threat of delisting and/or a delisting of the Company’s common stock could have adverse effects, such as restricting the Company’s ability to obtain equity financing. The Company will continue to monitor the closing price of its common stock and consider available options.

On August 4, 2020, the Company amended its existing $300 million unsecured credit facility and term loans. After such amendments, the Company’s financial ratios and borrowing base are now all computed using trailing four quarters as opposed to the current quarter annualized and interest rate swaps that are a hedge of existing debt are now excluded from the definition of debt. The $300 million unsecured credit facility consists of (1) a $250 million revolving credit facility, and (2) a $50 million term loan. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements.  As of the date of filing this Quarterly Report on Form 10-Q, the Company had $106.9 million outstanding and $74.5 available for additional borrowings under its revolving credit facility, and was in compliance with all financial covenants. However, the COVID-19 pandemic may negatively impact the Company’s future ability to remain compliant with all financial covenants, including the ability to generate sufficient unencumbered property adjusted net operating income to support current borrowings.  See “Item 1A – Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Debt and finance lease obligations are composed of the following at June 30, 2020:

		June 30, 2020
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgage	Jun 2026	$46,167,000	3.9%
Finance lease obligation	Sep 2050	5,649,000	5.3%
Unsecured credit facilities (a):
Variable-rate:
Revolving credit facility	Sep 2021 (b)	176,900,000	2.4%
Term loan	Sep 2022	50,000,000	2.6%
Fixed-rate (c):
Term loan	Feb 2021	75,000,000	3.7%
Term loan	Feb 2022	50,000,000	3.1%
Term loan	Sep 2022	50,000,000	3.3%
Term loan	Apr 2023	100,000,000	3.3%
Term loan	Sep 2024	75,000,000	3.8%
Term loan	Jul 2025	75,000,000	4.7%
		703,716,000	3.3%
Unamortized issuance costs		(2,386,000)
		$701,330,000

(a)	During the third quarter of 2020, the weighted average interest rate for the Company’s unsecured credit facilities will increase 15 bps as a result of an increase in the Company’s leverage ratio.

(b)   The revolving credit facility is subject to a one-year extension at the Company’s option.

(b)  The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

The following table details the Company’s debt and finance lease obligation maturities at June 30, 2020:

	Mortgage Loan	Finance Lease	Revolving		Term
Year	Payable	Obligation	Credit Facility		Loans	Total
2020	$522,000	$17,000	$-		$-	$539,000
2021	1,074,000	35,000	176,900,000	(a)	75,000,000	253,009,000
2022	1,116,000	37,000	-		150,000,000	151,153,000
2023	1,160,000	39,000	-		100,000,000	101,199,000
2024	1,206,000	41,000	-		75,000,000	76,247,000
Thereafter	41,089,000	5,480,000	-		75,000,000	121,569,000
	$46,167,000	$5,649,000	$176,900,000		$475,000,000	$703,716,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

The remaining property-specific mortgage loan payable matures in 2026. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2019, and has continued to declare and pay common and preferred stock dividends during 2020. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. Additionally, the Board of Directors may reduce, as it did with the May 2020 common stock dividend of $0.01 per common share, or suspend payment of dividends to retain cash and reduce debt obligations and/or to fund redevelopments and other capital needs. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Net Cash Flows

	Six months ended June 30,
	2020	2019
Cash flows provided by (used in):
Operating activities	$24,518,000	$28,392,000
Investing activities	$(18,644,000)	$(5,606,000)
Financing activities	$59,612,000	$(22,682,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $31.2 million for the six months ended June 30, 2020 and $27.5 million for the six months ended June 30, 2019. The increase was primarily a result of the Company accepting a payment of $8.0 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2020, which was partially offset by (1) the negative impact of the COVID-19 pandemic in the quarter ended June 30, 2020, and (2) property dispositions in 2019.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the six months ended June 30, 2020 the Company incurred expenditures of $18.6 million for property improvements. During the six months ended June 30, 2019, the Company incurred expenditures of $15.2 million for property improvements, and acquired a property for $9.1 million, which was partially offset by $18.7 million in proceeds from the sales of properties.

Financing Activities

During the six months ended June 30, 2020, the Company had net advances of $70.9 million under the revolving credit facility, which was partially offset by $10.7 million of preferred and common stock distributions, and $0.5 million of mortgage repayments. During the six months ended June 30, 2019, the Company paid $14.3 million of preferred and common stock distributions, had $6.8 million of common stock repurchases, had net repayments of $1.0 million under the revolving credit facility, and $0.5 million of mortgage repayments.

Funds From Operations

Funds From Operations (“FFO”) is a widely recognized supplemental non-GAAP measure utilized to evaluate the financial performance of a REIT. The Company presents FFO in accordance with the definition adopted by the National Association of Real Estate Investment Trusts (“Nareit”). Nareit generally defines FFO as net income (determined in accordance with GAAP), excluding gains (losses) from sales of real estate properties, impairment write-downs on real estate properties directly attributable to decreases in the value of depreciable real estate, plus real estate related depreciation and amortization, and adjustments for partnerships and joint ventures to reflect FFO on the same basis. The Company considers FFO to be an appropriate measure of its financial performance because it captures features particular to real estate performance by recognizing that real estate generally appreciates over time or maintains residual value to a much greater extent than other depreciable assets.

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

A reconciliation of net (loss) income attributable to common shareholders to FFO and Operating FFO for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net (loss) income attributable to common shareholders	$(8,785,000)	$2,695,000	$(13,719,000)	$2,889,000
Real estate depreciation and amortization	14,400,000	10,300,000	28,105,000	20,383,000
Limited partners' interest	(52,000)	17,000	(80,000)	19,000
Gain on sales	—	(2,841,000)	—	(2,942,000)
Impairment charges	133,000	—	7,607,000	—
Consolidated minority interests:
Share of income	140,000	144,000	316,000	249,000
Share of FFO	(118,000)	(107,000)	(261,000)	(186,000)
FFO applicable to diluted common shares	5,718,000	10,208,000	21,968,000	20,412,000
Redevelopment costs (a)	—	—	483,000	—
Operating FFO applicable to diluted common shares	$5,718,000	$10,208,000	$22,451,000	$20,412,000

FFO per diluted common share	$0.06	$0.11	$0.24	$0.22
Operating FFO per diluted common share	$0.06	$0.11	$0.25	$0.22
Weighted average number of diluted common shares (b):
Common shares and equivalents	90,829,000	90,526,000	90,798,000	90,694,000
OP Units	537,000	553,000	537,000	553,000
	91,366,000	91,079,000	91,335,000	91,247,000

(a)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At June 30, 2020, the Company had $22.7 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At June 30, 2020, long-term debt consisted of a fixed-rate mortgage loan payable, a finance lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $476.8 million of fixed-rate debt outstanding was 3.7%, with maturities at various dates through 2050. The average interest rate on the $226.9 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 2.5%. With respect to the $226.9 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $2.3 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Disclosure Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Disclosure Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of June 30, 2020, and have concluded that such disclosure controls and procedures are effective.

During the three months ended June 30, 2020, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer
Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRLtags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

August 10, 2020