Form 10-Q
period 2020-09-30
CEDAR REALTY TRUST, INC.
filed 2020-10-29
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

At October 27, 2020, there were 89,308,796 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Real estate:
Land	$285,082,000	$293,456,000
Buildings and improvements	1,235,746,000	1,221,750,000
	1,520,828,000	1,515,206,000
Less accumulated depreciation	(419,363,000)	(389,861,000)
Real estate, net	1,101,465,000	1,125,345,000

Real estate held for sale	20,137,000	13,230,000
Cash and cash equivalents	3,568,000	2,747,000
Receivables	23,052,000	22,164,000
Other assets and deferred charges, net	50,118,000	42,139,000
TOTAL ASSETS	$1,198,340,000	$1,205,625,000

LIABILITIES AND EQUITY
Mortgage loan payable	$45,635,000	$46,370,000
Finance lease obligation	5,346,000	5,364,000
Unsecured revolving credit facility	120,900,000	106,000,000
Unsecured term loans	473,372,000	472,841,000
Accounts payable and accrued liabilities	62,207,000	50,502,000
Unamortized intangible lease liabilities	9,270,000	10,473,000
Total liabilities	716,730,000	691,550,000

Commitments and contingencies	-	-

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 89,311,000 and 89,020,000 shares, issued and outstanding, respectively)	5,359,000	5,341,000
Treasury stock (2,956,000 and 3,068,000 shares, respectively, at cost)	(15,191,000)	(16,311,000)
Additional paid-in capital	874,299,000	872,724,000
Cumulative distributions in excess of net income	(525,119,000)	(503,725,000)
Accumulated other comprehensive (loss)	(21,047,000)	(7,009,000)
Total Cedar Realty Trust, Inc. shareholders' equity	477,842,000	510,561,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	895,000	435,000
Limited partners' OP Units	2,873,000	3,079,000
Total noncontrolling interests	3,768,000	3,514,000
Total equity	481,610,000	514,075,000
TOTAL LIABILITIES AND EQUITY	$1,198,340,000	$1,205,625,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
REVENUES
Rental revenues	$30,890,000	$35,490,000	$94,466,000	$107,391,000
Other	285,000	422,000	7,814,000	1,064,000
Total revenues	31,175,000	35,912,000	102,280,000	108,455,000
EXPENSES
Operating, maintenance and management	5,579,000	6,321,000	18,808,000	20,450,000
Real estate and other property-related taxes	5,253,000	5,178,000	15,353,000	15,475,000
General and administrative	3,925,000	4,886,000	12,833,000	15,102,000
Depreciation and amortization	10,035,000	10,547,000	38,208,000	31,022,000
Total expenses	24,792,000	26,932,000	85,202,000	82,049,000

OTHER
Gain on sales	679,000	-	679,000	2,942,000
Impairment charges	-	-	(7,607,000)	-
Total other	679,000	-	(6,928,000)	2,942,000

OPERATING INCOME	7,062,000	8,980,000	10,150,000	29,348,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(5,658,000)	(6,033,000)	(16,853,000)	(17,868,000)
Total non-operating income and expenses	(5,658,000)	(6,033,000)	(16,853,000)	(17,868,000)

NET INCOME (LOSS)	1,404,000	2,947,000	(6,703,000)	11,480,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(144,000)	(166,000)	(460,000)	(415,000)
Limited partners' interest in Operating Partnership	7,000	(1,000)	87,000	(20,000)
Total net (income) attributable to noncontrolling interests	(137,000)	(167,000)	(373,000)	(435,000)

NET INCOME (LOSS) ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	1,267,000	2,780,000	(7,076,000)	11,045,000

Preferred stock dividends	(2,688,000)	(2,688,000)	(8,064,000)	(8,064,000)

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,421,000)	$92,000	$(15,140,000)	$2,981,000

NET (LOSS) INCOME PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):	$(0.02)	$(0.00)	$(0.18)	$0.03

Weighted average number of common shares - basic and diluted	86,526,000	86,262,000	86,469,000	86,367,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Net income (loss)	$1,404,000	$2,947,000	$(6,703,000)	$11,480,000

Unrealized gain (loss) on change in fair value of cash flow hedges	1,480,000	(3,099,000)	(14,122,000)	(17,137,000)

Comprehensive income (loss)	2,884,000	(152,000)	(20,825,000)	(5,657,000)

Comprehensive (income) attributable to noncontrolling interests	(146,000)	(149,000)	(289,000)	(331,000)

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$2,738,000	$(301,000)	$(21,114,000)	$(5,988,000)

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Nine months ended September 30, 2020

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2019	6,450,000	$159,541,000	89,020,000	$5,341,000	$(16,311,000)	$872,724,000	$(503,725,000)	$(7,009,000)	$510,561,000
Net (loss) income	—	—	—	—	—	—	(2,246,000)	—	(2,246,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(14,924,000)	(14,924,000)
Share-based compensation, net	—	—	305,000	19,000	1,006,000	(159,000)	—	—	866,000
Common stock sales, net of issuance expenses	—	—	2,000	—	—	5,000	—	—	5,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,468,000)	—	(4,468,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	5,000	—	—	5,000
Balance, March 31, 2020	6,450,000	159,541,000	89,327,000	5,360,000	(15,305,000)	872,575,000	(513,127,000)	(21,933,000)	487,111,000
Net (loss) income	—	—	—	—	—	—	(6,097,000)	—	(6,097,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(585,000)	(585,000)
Share-based compensation, net	—	—	—	—	57,000	973,000	—	—	1,030,000
Common stock sales, net of issuance expenses	—	—	3,000	—	—	4,000	—	—	4,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(893,000)	—	(893,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(2,000)	—	—	(2,000)
Balance, June 30, 2020	6,450,000	159,541,000	89,330,000	5,360,000	(15,248,000)	873,550,000	(522,805,000)	(22,518,000)	477,880,000
Net income (loss)	—	—	—	—	—	—	1,267,000	—	1,267,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,471,000	1,471,000
Share-based compensation, net	—	—	(22,000)	(1,000)	57,000	752,000	—	—	808,000
Common stock sales, net of issuance expenses	—	—	3,000	—	—	2,000	—	—	2,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(893,000)	—	(893,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(5,000)	—	—	(5,000)
Balance, September 30, 2020	6,450,000	$159,541,000	89,311,000	$5,359,000	$(15,191,000)	$874,299,000	$(525,119,000)	$(21,047,000)	$477,842,000

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Nine months ended September 30, 2020

Continued

(unaudited)

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2019	$435,000	$3,079,000	$3,514,000	$514,075,000
Net (loss) income	176,000	(28,000)	148,000	(2,098,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	(90,000)	(90,000)	(15,014,000)
Share-based compensation, net	—	—	—	866,000
Common stock sales, net of issuance expenses	—	—	—	5,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(27,000)	(27,000)	(4,495,000)
Reallocation adjustment of limited partners' interest	—	(5,000)	(5,000)	—
Balance, March 31, 2020	611,000	2,929,000	3,540,000	490,651,000
Net (loss) income	140,000	(52,000)	88,000	(6,009,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	(3,000)	(3,000)	(588,000)
Share-based compensation, net	—	—	—	1,030,000
Common stock sales, net of issuance expenses	—	—	—	4,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(898,000)
Reallocation adjustment of limited partners' interest	—	2,000	2,000	—
Balance, June 30, 2020	751,000	2,871,000	3,622,000	481,502,000
Net income (loss)	144,000	(7,000)	137,000	1,404,000
Unrealized gain on change in fair value of cash flow hedges	—	9,000	9,000	1,480,000
Share-based compensation, net	—	—	—	808,000
Common stock sales, net of issuance expenses	—	—	—	2,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(898,000)
Reallocation adjustment of limited partners' interest	—	5,000	5,000	—
Balance, September 30, 2020	$895,000	$2,873,000	$3,768,000	$481,610,000

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

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(6,703,000)	$11,480,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales	(679,000)	(2,942,000)
Impairment charges	7,607,000	—
Straight-line rents and expenses, net	1,304,000	(298,000)
Provision for doubtful accounts	1,010,000	233,000
Depreciation and amortization	38,208,000	31,022,000
Amortization of intangible lease liabilities, net	(1,065,000)	(2,212,000)
Expense relating to share-based compensation, net	2,753,000	3,078,000
Amortization of deferred financing costs	969,000	967,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(3,381,000)	(2,068,000)
Prepaid expenses and other	(12,280,000)	(5,788,000)
Accounts payable and accrued liabilities	(1,574,000)	2,922,000
Net cash provided by operating activities	26,169,000	36,394,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(29,815,000)	(23,816,000)
Net proceeds from sales of real estate	5,013,000	18,651,000
Acquisition of real estate	—	(9,083,000)
Net cash (used in) investing activities	(24,802,000)	(14,248,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(83,100,000)	(16,000,000)
Advances under revolving credit facility	98,000,000	23,000,000
Mortgage repayments	(797,000)	(766,000)
Payments of debt financing costs	(305,000)	—
Noncontrolling interests:
Distributions to limited partners	(37,000)	(84,000)
Redemption of OP Units	—	(43,000)
Common stock sales less issuance expenses, net	11,000	18,000
Common stock repurchases	—	(6,844,000)
Preferred stock dividends	(8,064,000)	(8,064,000)
Distributions to common shareholders	(6,254,000)	(13,357,000)
Net cash (used in) financing activities	(546,000)	(22,140,000)

Net increase in cash, cash equivalents and restricted cash	821,000	6,000
Cash, cash equivalents and restricted cash at beginning of year	2,747,000	1,977,000
Cash, cash equivalents and restricted cash at end of period	$3,568,000	$1,983,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$3,568,000	$1,983,000
Restricted cash	—	—
Cash, cash equivalents and restricted cash	$3,568,000	$1,983,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At September 30, 2020, the Company owned and managed a portfolio of 54 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2020, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at September 30, 2020) is represented by partnership units in the Operating Partnership (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 537,000 OP Units outstanding at September 30, 2020 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash. Unless specifically noted otherwise, all references to OP Units exclude limited partnership units held by the Company.

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

Supplemental Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2020	2019
Supplemental disclosure of cash activities:
Cash paid for interest	$17,621,000	$17,907,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	1,865,000	1,187,000
Recognition of right-of-use assets and related lease liabilities	703,000	13,992,000

Recently Issued and Adopted Accounting Pronouncements

In June 2016, the FASB issued guidance which enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance applies to most financial assets measured at

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(unaudited)

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

During the nine months ended September 30, 2020, the Company provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals.  The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases.  This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its receivables as tenant payments accrue and continues to recognize rental income. During the nine months ended September 30, 2020, the Company has entered into lease modifications that deferred approximately $2.7 million, of which $2.1 million relates to deferrals that the Company continued to recognize rental income. In addition, during the nine months ended September 30, 2020, the Company has entered into agreements that waived approximately $0.9 million of rent.

Note 3. Real Estate

Development Asset

On July 23, 2020, the Company entered into a commercial lease agreement (the “Lease”) with the Government of the District of Columbia (the “District”), for the lease by the District of office space in a new six-story building to be constructed by the Company at Senator Square. The building is planned to house the new office headquarters for the District of Columbia’s Department of General Services’ (“DGS”) 700-member workforce. The term of the Lease is 20 years and 10 months, to commence upon substantial completion and delivery to DGS. The Company anticipates commencement of construction to occur in the first quarter of 2021 and currently estimates that the space will be delivered during the end of the fourth quarter 2022.

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

September 30, 2020

(unaudited)

tenant improvements, to be amortized over 240 months. In addition, the Lease provides that the Company will contribute $9.38 per rentable square foot in additional tenant improvement allowance between the 10th and 12th Lease years, upon the District’s timely election. The obligations of the District under the Lease are subject to annual budget appropriation.

Disposition

On September 17, 2020, the Company sold an outparcel building adjacent to Oakland Mills, located in Columbia, Maryland, for $1.1 million, resulting in a $0.7 million gain which is included in operating income in the accompanying consolidated statement of operations.

Real Estate Held for Sale

As of September 30, 2020, Carll’s Corner, located in Bridgeton, New Jersey, Glen Allen Shopping Center, located in Glen Allen, Virginia, Suffolk Plaza, located in Suffolk, Virginia, and The Commons, located in Dubois Pennsylvania, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. On October 8, 2020, the Company sold Glen Allen Shopping for $8.5 million.

On January 31, 2020, the Company agreed to a cash payment in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration at Metro Square. As a result of this termination, revenues for the nine months ended September 30, 2020, included approximately $7.1 million of other income. Further, on July 9, 2020, the Company sold this property for $4.3 million.

During the nine months ended September 30, 2020, the Company recorded impairment charges of $7.6 million in relation to properties classified as real estate held for sale, which are included in continuing operations in the accompanying consolidated statement of operations.

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

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturity.  As of September 30, 2020 and December 31, 2019, the fair value of the Company’s fixed rate mortgage loan payable, which was determined to be Level 3 within the valuation hierarchy, was $46.8 million and $46.6 million, respectively; the carrying value of such loan was $45.6 million and $46.4 million, respectively. As of September 30, 2020 and December 31, 2019, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair value of the Company’s mortgage note receivable and finance lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of September 30, 2020 and December 31, 2019, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(unaudited)

The valuations of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of September 30, 2020, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, respectively:

	September 30, 2020
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$822,000	$—	$—	$822,000
Deferred compensation liabilities (b)	$836,000	$—	$—	$836,000
Interest rate swaps liability (b)	$—	$21,172,000	$—	$21,172,000

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$823,000	$—	$—	$823,000
Deferred compensation liabilities (b)	$824,000	$—	$—	$824,000
Interest rate swaps asset (a)	$—	$136,000	$—	$136,000
Interest rate swaps liability (b)	$—	$7,180,000	$—	$7,180,000

(a) Included in other assets and deferred charges, net, in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

As of September 30, 2020, real estate held for sale on the consolidated balance sheet consisted of (1) one retail property, totaling $2.1 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(unaudited)

recurring basis using a direct capitalization approach, consisting of a capitalization rate of 8.5%, (2) one retail property, totaling $6.1 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using a discounted cash flow approach, consisting of a capitalization rate of 11.5% and a discount rate of 8.0%, and (3) the carrying value of two properties which were below their respective fair values.

Note 5. Mortgage Loans Payable and Unsecured Credit Facility

Debt and finance lease obligations are composed of the following at September 30, 2020:

		September 30, 2020
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgage	Jun 2026	$45,907,000	3.9%
Finance lease obligation	Sep 2050	5,640,000	5.3%
Unsecured credit facilities (a):
Variable-rate:
Revolving credit facility	Sep 2021 (b)	120,900,000	2.3%
Term loan	Sep 2022	50,000,000	1.9%
Fixed-rate (c):
Term loan (d)	Feb 2021	75,000,000	3.9%
Term loan	Feb 2022	50,000,000	3.3%
Term loan	Sep 2022	50,000,000	3.5%
Term loan	Apr 2023	100,000,000	3.5%
Term loan	Sep 2024	75,000,000	3.9%
Term loan	Jul 2025	75,000,000	4.8%
		647,447,000	3.4%
Unamortized issuance costs		(2,194,000)
		$645,253,000

(a)

During the third quarter of 2020, the weighted average interest rate for the Company’s unsecured credit facilities increased 15 basis points (“bps”) as a result of an increase in the Company’s leverage ratio.

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

(d)	On October 27, 2020, the Company utilized its revolving credit facility to repay this term loan.

Unsecured Revolving Credit Facility and Term Loans

On August 4, 2020, the Company amended its existing $300 million unsecured credit facility and term loans. After such amendments, the Company’s financial ratios and borrowing base are now all computed using the trailing four quarters as opposed to the current quarter annualized and interest rate swaps that are a hedge of existing debt are now excluded from the definition of debt. The $300 million unsecured credit facility consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (165 bps at September 30, 2020 and as of this filing) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (160 bps at September 30, 2020 and as of filing), each based on the Company’s leverage ratio. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(unaudited)

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements. As of the date of filing this Quarterly Report on Form 10-Q, the Company had $185.0 million outstanding and $44.1 available for additional borrowings under its revolving credit facility, and was in compliance with all financial covenants. Additionally, the COVID-19 pandemic may negatively impact the Company’s future ability to remain compliant with all financial covenants, including the ability to generate sufficient unencumbered property adjusted net operating income to support current borrowings. The Company’s unencumbered property adjusted net operating income was not significantly impacted by the COVID-19 pandemic until the quarter ended June 30, 2020.  Accordingly, not until the quarter ended March 31, 2021, will the unencumbered property adjusted net operating income for the trailing twelve months fully reflect the negative impact of the COVID-19 pandemic.

Derivative Financial Instruments

The fair values of the interest rate swaps applicable to the unsecured term loans discussed above are included in other assets and deferred charges, net, and accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2020. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), limited partners’ interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $7.2 million of accumulated other comprehensive loss will be reclassified as a decrease to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at September 30, 2020 and December 31, 2019:

September 30, 2020
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$21,172,000	2021-2025	Accounts payable and accrued liabilities

December 31, 2019
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	2	$136,000	2020-2023	Other assets and deferred charges, net
Qualifying	Interest rate swaps	6	$7,180,000	2021-2025	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at September 30, 2020 and December 31, 2019 were $425.0 million and $425.0 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(unaudited)

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2020 and 2019, respectively:

		(Loss) gain recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Three months ended September 30,		Nine months ended September 30,
Cash flow	Derivative	2020	2019	2020	2019
Qualifying	Interest rate swaps	$(552,000)	$(2,883,000)	$(18,141,000)	$(15,837,000)

		Gain (loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Three months ended September 30,		Nine months ended September 30,
	Classification	2020	2019	2020	2019
	Continuing Operations	$(2,032,000)	$216,000	$(4,019,000)	$1,300,000

As of September 30, 2020 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

The Company is the lessee under several ground lease and its executive office lease agreements. As of September 30, 2020, the Company’s weighted average remaining lease term is approximately 30.8 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.7%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.4 million and $0.4 million for the three months ended September 30, 2020 and 2019, respectively. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $1.3 million and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

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

As a result of COVID-19, the Company has received numerous rent relief requests, most often in the form of rent deferrals. The Company has evaluated, and continues to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. During the quarters ended September 30, 2020 and June 30, 2020, the Company collected 91% and 77% of contractual base rents and monthly tenant reimbursements, respectively. During the nine months ended September 30, 2020, the Company deferred approximately $2.7 million and waived approximately $0.9 million of rental income, respectively. To date, the weighted average payback period of deferred rent is approximately 10 months, beginning at various time commencing in July 2020 through March 2021. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to grant additional rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such additional rent relief is currently unknown as negotiations are in progress. The extent to which COVID-19 impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(unaudited)

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	September 30, 2020		December 31, 2019
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	124,774,000

Common Stock

On October 27, 2020, the Company’s Board of Directors approved a plan to amend the Company’s articles of incorporation to effect a reverse stock split of the issued and outstanding shares of common stock.  Each 6.6 shares of the Company's issued and outstanding common stock will be combined into one share of the Company's common stock. The number of authorized shares and the par value of the common stock were not changed. Fractional shares of common stock resulting from the reverse stock split will be settled in cash. In addition, the Company will amend the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership. The approved plan provides the Company with the ability to execute the reverse stock split before the deadline of December 31, 2020. All shares of common stock, restricted stock units, OP Units and per share/unit information that will be presented in the Company’s Form10-K for the year ended December 31, 2020 will be adjusted to reflect the reverse split on a retroactive basis for all periods presented.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Common stock	$0.010	$0.050	$0.070	$0.150
7.25% Series B Preferred Stock	$0.453	$0.453	$1.359	$1.359
6.50% Series C Preferred Stock	$0.406	$0.406	$1.219	$1.219

On October 16, 2020, the Company’s Board of Directors declared a dividend of $0.01 per share with respect to its common stock. At the same time, the Board declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on November 20, 2020 to shareholders of record on November 10, 2020.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(unaudited)

Note 8. Revenues

Rental revenues for the three and nine months ended September 30, 2020 and 2019, respectively, comprise the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Base rents	$23,233,000	$26,237,000	$71,776,000	$78,990,000
Expense recoveries	6,812,000	7,935,000	21,695,000	25,079,000
Percentage rent	823,000	252,000	1,152,000	699,000
Straight-line rents	(277,000)	76,000	(1,222,000)	411,000
Amortization of intangible lease liabilities, net	299,000	990,000	1,065,000	2,212,000
Total rents	$30,890,000	$35,490,000	$94,466,000	$107,391,000

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. During 2020, the Company’s assessment has specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability. In the event that collectability with respect to any tenant changes the Company recognizes an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. During 2020, the Company identified various tenants where collection was no longer considered probable. The determination to record revenue on a cash basis and write off any outstanding straight-line receivable from these various tenants reduced net income $0.3 million and $1.5 million for the three and nine months ended September 30, 2020, respectively. In addition, during the three and nine months ended September 30, 2020, $1.8 million and $6.6 million of billed charges, consisting of rent and tenant reimbursements, were unpaid, and based on the Company’s determination to record revenue on a cash basis for these tenants, these amounts were not recorded as revenue for the three and nine months ended September 30, 2020.

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and nine months ended September 30, 2020 and 2019, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Expense relating to share/unit grants	$822,000	$1,127,000	$2,930,000	$3,364,000
Amounts capitalized	(55,000)	(92,000)	(177,000)	(286,000)
Total charged to operations	$767,000	$1,035,000	$2,753,000	$3,078,000

During the nine months ended September 30, 2020 there were 415,000 restricted shares issued, with a weighted average grant date fair value of $2.65 per share.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended September 30, 2020 and 2019, the Company had 2.8 million and 2.8 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities. For the nine months ended September 30, 2020 and 2019, the Company had 2.8 million and 2.8 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities.  The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2020 and 2019:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2020

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator
Net income (loss)	$1,404,000	$2,947,000	$(6,703,000)	$11,480,000
Preferred stock dividends	(2,688,000)	(2,688,000)	(8,064,000)	(8,064,000)
Net (income) attributable to noncontrolling interests	(137,000)	(167,000)	(373,000)	(435,000)
Net earnings allocated to unvested shares	(28,000)	(138,000)	(210,000)	(420,000)
Net (loss) income attributable to vested common shares	$(1,449,000)	$(46,000)	$(15,350,000)	$2,561,000
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	86,526,000	86,262,000	86,469,000	86,367,000

Net (loss) income per common share attributable to common shareholders, basic and diluted	$(0.02)	$(0.00)	$(0.18)	$0.03

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three and nine months ended September 30, 2020 and 2019, no restricted stock units (“RSU’s”) would have been issuable under the Company’s President and CEO market performance-based equity award had the measurement period ended on September 30, 2020, and 2019, respectively; therefore this market performance-based equity award had no impact in calculation diluted EPS. Net income/loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding were 537,000 and 544,000 for the three months ended September 30, 2020 and 2019, respectively. The weighted average number of OP Units outstanding were 537,000 and 550,000 for the nine months ended September 30, 2020 and 2019, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from October 1, 2020 through the date of filing this Quarterly Report on Form 10-Q. Other than those events disclosed in this report, there were no other events or transactions that occurred that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At September 30, 2020, the Company owned and managed a portfolio of 54 operating properties (excluding properties “held for sale”) totaling 8.2 million square feet of gross leasable area (“GLA”). The portfolio was 89.8% leased and 88.8% occupied at September 30, 2020.

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

Significant Circumstances and Transactions

COVID-19 Pandemic

As a result of COVID-19, the Company has received numerous rent relief requests, most often in the form of rent deferrals. The Company has evaluated, and continues to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests have resulted in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements.  The Company has entered into lease modifications that deferred approximately $2.7 million and waived approximately $0.9 million of rental income for the nine months ended September 30, 2020, respectively. To date, the weighted average payback period of deferred rent is approximately 10 months, beginning at various time commencing in July 2020 through March 2021. The Company has collected approximately 91% and 77% of contractual base rents and monthly tenant reimbursements for the quarters ended September 30, 2020 and June 30, 2020, respectively. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to grant additional rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such additional rent relief is currently unknown as negotiations are in progress. The extent to which COVID-19 impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time.

As a result of the COVID-19 pandemic, the Company took the following actions:

•

In March 2020, the Company borrowed an aggregate $75.0 million under its revolving credit facility to preserve financial flexibility. In August 2020, the Company repaid substantially all of this borrowing.

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

Real Estate

On July 23, 2020, the Company entered into a commercial lease agreement (the “Lease”) with the Government of the District of Columbia (the “District”), for the lease by the District of office space in a new six-story building to be constructed by the Company at Senator Square. The building is planned to house the new office headquarters for the District of Columbia’s Department of General Services’ (“DGS”) 700-member workforce. The term of the Lease is 20 years and 10 months, to commence upon substantial completion and delivery to DGS. The Company anticipates commencement of construction to occur in the first quarter of 2021 and currently estimates that the space will be delivered during the end of the fourth quarter 2022.

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

As of September 30, 2020, Carll’s Corner, located in Bridgeton, New Jersey, Glen Allen Shopping Center, located in Glen Allen, Virginia, Suffolk Plaza, located in Suffolk, Virginia, and The Commons, located in Dubois Pennsylvania, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. On October 8, 2020, the Company sold Glen Allen Shopping for $8.5 million.

On January 31, 2020, the Company agreed to a cash payment in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration at Metro Square. As a result of this termination, revenues for the nine months ended September 30, 2020, included approximately $7.1 million of other income. Further, on July 9, 2020, the Company sold this property for $4.3 million.

On September 17, 2020, the Company sold an outparcel building adjacent to Oakland Mills, located in Columbia, Maryland, for $1.1 million, resulting in a $0.7 million gain which is included in operating income in the accompanying consolidated statement of operations.

During the nine months ended September 30, 2020, the Company recorded impairment charges of $7.6 million in relation to properties classified as real estate held for sale, which are included in continuing operations in the accompanying consolidated statement of operations.

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

On October 27, 2020, the Company utilized its revolving credit facility to repay the $75.0 million term loan which was set to mature in February 2021. The revolving credit facility matures in September 2021, and may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions.

Common Stock

On October 27, 2020, the Company’s Board of Directors approved a plan to amend the Company’s articles of incorporation to effect a reverse stock split of the issued and outstanding shares of common stock.  Each 6.6 shares of the Company's issued and outstanding common stock will be combined into one share of the Company's common stock. The number of authorized shares and the par value of the common stock were not changed. Fractional shares of common stock resulting from the reverse stock split will be settled in cash. In addition, the Company will amend the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership. The approved plan provides the Company with the ability to execute the reverse stock split before the deadline of December 31, 2020.

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

Results of Operations

Comparison of three months ended September 30, 2020 to September 30, 2019

			Change
	2020	2019	Dollars	Percent
Revenues	$31,175,000	$35,912,000	$(4,737,000)	-13.2%
Property operating expenses	(10,832,000)	(11,499,000)	667,000	-5.8%
Property operating income	20,343,000	24,413,000	(4,070,000)
General and administrative	(3,925,000)	(4,886,000)	961,000	-19.7%
Depreciation and amortization	(10,035,000)	(10,547,000)	512,000	-4.9%
Gain on sales	679,000	—	679,000	n/a
Interest expense	(5,658,000)	(6,033,000)	375,000	-6.2%
Net income	1,404,000	2,947,000	(1,543,000)
Net (income) attributable to noncontrolling interests	(137,000)	(167,000)	30,000
Net income attributable to Cedar Realty Trust, Inc.	$1,267,000	$2,780,000	$(1,513,000)

Revenues were lower primarily as a result of the negative impact of the COVID-19 pandemic, which resulted in (1) a decrease of $1.9 million in rental revenues and expense recoveries and a decrease of $0.5 million in straight-line rental and amortization of intangible lease liabilities revenues attributable to same-center properties, (2) a decrease of $1.5 million in rental revenues and expense recoveries and a decrease of $0.6 million in straight-line rental and the amortization of intangible lease liabilities revenues attributable to redevelopment properties. In addition, there was a decrease of $0.3 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2020 and 2019.

Property operating expenses were lower as a result of a decrease of $0.7 million in property operating expenses attributable to redevelopment properties.

General and administrative costs were lower primarily as a result of (1) a decrease of $0.6 million in payroll related costs, and (2) cost savings of $0.2 million as a result of the COVID-19 pandemic, predominately related to the cancellation of leasing conventions along with the related travel expenses.

Depreciation and amortization expenses were lower as a result of a decrease of $0.3 million attributable to properties that were sold or held for sale in 2020 and 2019 and (2) a decrease of $0.2 million attributable to redevelopment properties.

Gain on sales in 2020 relates to the sale of an outparcel building at Oakland Mills, located in Columbia, Maryland.

Interest expense was lower as a result of (1) a decrease in the overall weighted average interest rate which resulted in a decrease in interest expense of $0.7 million, and (2) an increase in capitalized interest of $0.2 million, partially offset by increase in the overall weighted average principal balance which resulted in an increase in interest expense of $0.5 million.

Comparison of nine months ended September 30, 2020 to September 30, 2019

			Change
	2020	2019	Dollars	Percent
Revenues	$102,280,000	$108,455,000	$(6,175,000)	-5.7%
Property operating expenses	(34,161,000)	(35,925,000)	1,764,000	-4.9%
Property operating income	68,119,000	72,530,000	(4,411,000)
General and administrative	(12,833,000)	(15,102,000)	2,269,000	-15.0%
Depreciation and amortization	(38,208,000)	(31,022,000)	(7,186,000)	23.2%
Gain on sales	679,000	2,942,000	(2,263,000)	n/a
Impairment charges	(7,607,000)	—	(7,607,000)	n/a
Interest expense	(16,853,000)	(17,868,000)	1,015,000	-5.7%
Net (loss) income	(6,703,000)	11,480,000	(18,183,000)
Net (income) attributable to noncontrolling interests	(373,000)	(435,000)	62,000
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(7,076,000)	$11,045,000	$(18,121,000)

Revenues were lower primarily as a result of the negative impact of the COVID-19 pandemic, which resulted in (1) a decrease of $4.8 million in rental revenues and expense recoveries and a decrease of $1.8 million in straight-line rental and the amortization of intangible lease liabilities revenues attributable to same-center properties, (2) a decrease of $4.2 million in rental revenues and expense recoveries and a decrease of $1.0 million in straight-line rental and the amortization of intangible lease liabilities revenues attributable to redevelopment properties. In addition, there was a (1) decrease of $1.6 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2019 and 2018, and (2) a decrease in other income of $0.3 million. These negative results were partially offset by (1) $7.1 million in revenue in the quarter ended March 31, 2020 relating to a dark anchor tenant terminating its lease prior to the contractual expiration in 2020 at Metro Square, and (2) an increase of $0.4 million in rental revenues and expense recoveries attributable to a property acquired in 2019.

Property operating expenses were lower primarily as a result of (1) a decrease of $1.1 million in property operating expenses attributable to redevelopment properties, (2) a decrease of $0.4 million in property operating expenses attributable to same-center properties, and (3) a decrease of $0.4 million in property operating expenses attributable to properties that were sold or held for sale in 2020 and 2019, partially offset by an increase of $0.2 million in property operating expenses attributable to a property acquired in 2019.

General and administrative costs were lower primarily as a result of (1) cost savings of $1.0 million as a result of the COVID-19 pandemic, predominately related to the cancellation of leasing conventions along with the related travel expenses, (2) a decrease of $1.0 million in payroll related costs, and (3) a decrease of $0.3 million in legal and professional fees.

Depreciation and amortization expenses were higher as a result (1) accelerated depreciation of tenant improvements and leasing commissions of $4.2 million as a result of tenants vacating their spaces, (2) accelerated depreciation of $2.1 million in the quarter ended March 31, 2020 relating to the demolition of certain existing buildings at a redevelopment property, (3) an increase of $1.0 million attributable to same-center properties, (4) a $0.8 million write-off in the quarter ended March 31, 2020 arising from a lease termination for permitting a dark anchor to terminate its lease prior to the contractual expiration at a property that was classified held for sale in 2020, and (5) an increase of $0.1 million attributable to a property acquired in 2019, partially offset by (1) a decrease of $0.6 million attributable to properties that were sold or held for sale in 2020 and 2019, and (2) a decrease of $0.4 million attributable to redevelopment properties.

Gain on sales in 2020 relates to the sale of an outparcel building at Oakland Mills, located in Columbia, Maryland. Gain on sales in 2019 relates to the sale of Maxatawny Marketplace, located in Maxatawny, Pennsylvania.

Impairment charges in 2020 relates to Metro Square, located in Owings Mills, Maryland, and The Commons, located in Dubois Pennsylvania.

Interest expense was lower as a result of (1) a decrease in the overall weighted average interest rate which resulted in a decrease in interest expense of $1.7 million, and (2) an increase in capitalized interest of $0.7 million, partially offset by increase in the overall weighted average principal balance which resulted in an increase in interest expense of $1.3 million.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating income	$7,062,000	$8,980,000	$10,150,000	$29,348,000
Add (deduct):
General and administrative	3,925,000	4,886,000	12,833,000	15,102,000
Gain on sales	(679,000)	—	(679,000)	(2,942,000)
Impairment charges	—	—	7,607,000	—
Depreciation and amortization	10,035,000	10,547,000	38,208,000	31,022,000
Straight-line rents	277,000	(76,000)	1,222,000	(411,000)
Amortization of intangible lease liabilities	(299,000)	(990,000)	(1,065,000)	(2,212,000)
Other adjustments	165,000	(61,000)	(341,000)	(434,000)
NOI related to properties not defined as same-property	(3,841,000)	(4,976,000)	(18,494,000)	(15,495,000)
Same-property NOI	$16,645,000	$18,310,000	$49,441,000	$53,978,000

Number of same properties	46	46	45	45
Same-property occupancy, end of period	90.5%	91.1%	90.4%	91.0%
Same-property leased, end of period	91.7%	92.9%	91.6%	92.9%
Same-property average base rent, end of period	$13.66	$13.71	$13.64	$13.71

Same-property NOI for the comparable three and nine month periods decreased 9.1% and 8.4%, respectively as a result of the negative impact of the COVID-19 pandemic which reduced rental revenues for the same-property portfolio.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the nine months ended September 30, 2020:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($)
Renewals	58	607,600	13.16	13.14	0.2%	1.11
New Leases - Comparable	24	122,700	13.19	13.68	-3.5%	22.07	(a)
New Leases - Non-Comparable (b)	2	10,700	14.16	n/a	n/a	28.98	(a)
Total (c)	84	741,000	13.18	n/a	n/a	4.99

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $1.38 per square foot.

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

As a result of the COVID-19 pandemic which has created significant economic uncertainty, the Company took the following actions: (1) in March 2020, the Company borrowed an aggregate $75.0 million under its revolving credit facility to preserve financial flexibility, (2) in April, July and October 2020, the Company’s Board of Directors declared a quarterly common dividend of $0.01 per share, reduced from $0.05 per share from the February 2020 dividend, which preserves $3.6 million of cash per quarter, and (3) dramatically reduced near-term redevelopment and other non-essential capital expenditures. The Company currently estimates capital spend in 2020 to be approximately $15 million for its three ongoing mixed-use urban redevelopment projects.

Effective April 28, 2020, the average closing price of the Company’s common stock had been less than $1.00 over the prior 30-consecutive trading day period, and as a result, the Company received notice from the NYSE that the Company has until December 31, 2020 to regain compliance with the minimum share price requirement. The threat of delisting and/or a delisting of the Company’s common stock could have adverse effects, such as restricting the Company’s ability to obtain equity financing. On October 27, 2020, to regain compliance with the minimum NYSE share price requirement, the Company’s Board of Directors approved a plan to amend the Company’s articles of incorporation to effect a reverse stock split of the issued and outstanding shares of common stock.  Each 6.6 shares of the Company's issued and outstanding common stock will be combined into one share of the Company's common stock. The number of authorized shares and the par value of the common stock were not changed. Fractional shares of common stock resulting from the reverse stock split will be settled in cash. In addition, the Company will amend the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership. The approved plan provides the Company with the ability to execute the reverse stock split before the deadline of December 31, 2020. All shares of common stock, restricted stock units, OP Units and per share/unit information that will be presented in the Company’s Form10-K for the year ended December 31, 2020 will be adjusted to reflect the reverse split on a retroactive basis for all periods presented.

On August 4, 2020, the Company amended its existing $300 million unsecured credit facility and term loans. After such amendments, the Company’s financial ratios and borrowing base are now all computed using the trailing four quarters as opposed to the current quarter annualized and interest rate swaps that are a hedge of existing debt are now excluded from the definition of debt. The $300 million unsecured credit facility consists of (1) a $250 million revolving credit facility, and (2) a $50 million term loan. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements.  As of the date of filing this Quarterly Report on Form 10-Q, the Company had $185.0 million outstanding and $44.1 available for additional borrowings under its revolving credit facility, and was in compliance with all financial covenants. However, the COVID-19 pandemic may negatively impact the Company’s future ability to remain compliant with all financial covenants, including the ability to generate sufficient unencumbered property adjusted net operating income to support current borrowings (See “Item 1A – Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020). The Company’s unencumbered property adjusted net operating income was not significantly impacted by the COVID-19 pandemic until the quarter ended June 30, 2020.  Accordingly, not until the quarter ended March 31, 2021, will the unencumbered property adjusted net operating income for the trailing twelve months fully reflect the negative impact of the COVID-19 pandemic.

Debt and finance lease obligations are composed of the following at September 30, 2020:

		September 30, 2020
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgage	Jun 2026	$45,907,000	3.9%
Finance lease obligation	Sep 2050	5,640,000	5.3%
Unsecured credit facilities (a):
Variable-rate:
Revolving credit facility	Sep 2021 (b)	120,900,000	2.3%
Term loan	Sep 2022	50,000,000	1.9%
Fixed-rate (c):
Term loan (d)	Feb 2021	75,000,000	3.9%
Term loan	Feb 2022	50,000,000	3.3%
Term loan	Sep 2022	50,000,000	3.5%
Term loan	Apr 2023	100,000,000	3.5%
Term loan	Sep 2024	75,000,000	3.9%
Term loan	Jul 2025	75,000,000	4.8%
		647,447,000	3.4%
Unamortized issuance costs		(2,194,000)
		$645,253,000

(a)	During the third quarter of 2020, the weighted average interest rate for the Company’s unsecured credit facilities increased 15 bps as a result of an increase in the Company’s leverage ratio.

(b)   The revolving credit facility is subject to a one-year extension at the Company’s option.

(c)  The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

(d)	On October 27, 2020, the Company utilized its revolving credit facility to repay this term loan.

The Company is currently exploring secured and unsecured refinancing options with various lenders. Reflecting the October 27, 2020 repayment of the $75.0 million term loan utilizing the Company’s revolving credit facility, the following table details the Company’s debt and finance lease obligation maturities at September 30, 2020:

	Mortgage Loan	Finance Lease	Revolving		Term
Year	Payable	Obligation	Credit Facility		Loans	Total
2020	$262,000	$8,000	$-		$-	$270,000
2021	1,074,000	35,000	195,900,000	(a)	-	197,009,000
2022	1,116,000	37,000	-		150,000,000	151,153,000
2023	1,160,000	39,000	-		100,000,000	101,199,000
2024	1,206,000	41,000	-		75,000,000	76,247,000
Thereafter	41,089,000	5,480,000	-		75,000,000	121,569,000
	$45,907,000	$5,640,000	$195,900,000		$400,000,000	$647,447,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

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

Net Cash Flows

	Nine months ended September 30,
	2020	2019
Cash flows provided by (used in):
Operating activities	$26,169,000	$36,394,000
Investing activities	$(24,802,000)	$(14,248,000)
Financing activities	$(546,000)	$(22,140,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $43.4 million for the nine months ended September 30, 2020 and $41.3 million for the nine months ended September 30, 2019. The increase was primarily a result of the Company accepting a payment of $8.0 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2020, which was partially offset by (1) the negative impact of the COVID-19 pandemic in 2020, and (2) property dispositions in 2019.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property acquisitions, expenditures for property improvements and property disposition activities. During the nine months ended September 30, 2020 the Company incurred expenditures of $29.8 million for property improvements, which was partially offset by $5.0 million in proceeds from the sale of properties. During the nine months ended September 30, 2019, the Company incurred expenditures of $23.8 million for property improvements, and acquired a property for $9.1 million, which was partially offset by $18.7 million in proceeds from the sales of properties.

Financing Activities

During the nine months ended September 30, 2020, the Company had $14.3 million of preferred and common stock distributions, $0.8 million of mortgage repayments, and $0.3 million of debt financing costs, which were partially offset by net advances of $14.9 million under the revolving credit facility. During the nine months ended September 30, 2019, the Company paid $21.4 million of preferred and common stock distributions, had $6.8 million of common stock repurchases, and $0.8 million of mortgage repayments, which were partially offset by net borrowings of $7.0 million under the revolving credit facility.

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

A reconciliation of net (loss) income attributable to common shareholders to FFO and Operating FFO for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common shareholders	$(1,421,000)	$92,000	$(15,140,000)	$2,981,000
Real estate depreciation and amortization	10,010,000	10,501,000	38,115,000	30,884,000
Limited partners' interest	(7,000)	1,000	(87,000)	20,000
Gain on sales	(679,000)	—	(679,000)	(2,942,000)
Impairment charges	—	—	7,607,000	—
Consolidated minority interests:
Share of income	144,000	166,000	460,000	415,000
Share of FFO	(15,000)	(130,000)	(276,000)	(316,000)
FFO applicable to diluted common shares	8,032,000	10,630,000	30,000,000	31,042,000
Redevelopment costs (a)	—	—	483,000	—
Operating FFO applicable to diluted common shares	$8,032,000	$10,630,000	$30,483,000	$31,042,000

FFO per diluted common share	$0.09	$0.12	$0.33	$0.34
Operating FFO per diluted common share	$0.09	$0.12	$0.33	$0.34
Weighted average number of diluted common shares (b):
Common shares and equivalents	90,819,000	90,521,000	90,805,000	90,636,000
OP Units	537,000	544,000	537,000	550,000
	91,356,000	91,065,000	91,342,000	91,186,000

(a)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At September 30, 2020, the Company had $21.2 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At September 30, 2020, long-term debt consisted of a fixed-rate mortgage loan payable, a finance lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $476.5 million of fixed-rate debt outstanding was 3.9%, with maturities at various dates through 2050. The average interest rate on the $170.9 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 2.1%. With respect to the $170.9 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.7 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Disclosure Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Disclosure Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of September 30, 2020, and have concluded that such disclosure controls and procedures are effective.

During the three months ended September 30, 2020, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Exhibit 10.1

Second Amendment to Fourth Amended and Restated Loan Agreement, dated as of August 4, 2020 (incorporated by reference to the copy thereof submitted as Exhibit 10.1 to the Company’s Form 8-K filed on August 10, 2020)

Exhibit 10.2

First Amendment to Third Amended and Restated Loan Agreement, dated as of August 4, 2020 (incorporated by reference to the copy thereof submitted as Exhibit 10.2 to the Company’s Form 8-K filed on August 10, 2020)

Exhibit 10.3	Third Amendment to Loan Agreement, dated as of August 4, 2020 (incorporated by reference to the copy thereof submitted as Exhibit 10.3 to the Company’s Form 8-K filed on August 10, 2020)
Exhibit 10.4	Commercial Lease Agreement with the Government of the District of Columbia’s Department of General Services
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer
Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRLtags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

October 29, 2020