Form 10-K
period 2020-12-31
CEDAR REALTY TRUST, INC.
filed 2021-02-11
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing sales price on June 30, 2020 of $6.56 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $84,667,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 13,569,329 on February 1, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Annual Report on Form 10-K or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cedar Realty Trust, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors that could cause actual results, performance or achievements to differ materially from current expectations include, but are not limited to: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including: (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, particularly including our retail tenants and other retailers, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as individuals adversely impacted by the COVID-19 pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of our retail tenants recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (d) the potential adverse impact on returns from redevelopment projects, (e) to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices, and (f) the broader impact of the severe economic contraction and increase in unemployment that has occurred in the short term and negative consequences that will occur if these trends are not quickly reversed; (ii) the ability and willingness of the Company’s tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iii) the loss or bankruptcy of the Company’s tenants, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic; (iv) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant, particularly, in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic, and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate physical retail locations in future; (v) macroeconomic conditions, such as a disruption of or lack of access to capital markets and the adverse impact of the recent significant decline in the Company’s share price from prices prior to the spread of the COVID-19 pandemic; (vi) financing risks, such as the Company’s inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability; (vii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (viii) the impact of the Company’s leverage on operating performance; (ix) risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; (x) risks endemic to real estate and the real estate industry generally; (xi) competitive risks; (xii) risks related to the geographic concentration of the Company’s properties in the Washington, D.C. to Boston corridor; (xiii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiv) the inability of the Company to realize anticipated returns from its redevelopment activities; (xv) uninsured losses; (xvi) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; and (xvii) information technology security breaches. For further discussion of factors that could materially affect the outcome of forward-looking statements, see “Risk Factors” in this report and other documents that the Company files with the Securities and Exchange Commission from time to time.

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

Part I.

Items 1 and 2. Business and Properties

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At December 31, 2020, the Company owned and managed a portfolio of 54 operating properties (excluding properties “held for sale”) totaling 8.1 million square feet of gross leasable area (“GLA”). The portfolio was 89.1% leased and 88.1% occupied at December 31, 2020.

The Company, organized in 1984, has elected to be taxed as a real estate investment trust (“REIT”) under applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”). To qualify as a REIT under those provisions, the Company must have a preponderant percentage of its assets invested in, and income derived from, real estate and related sources. The Company’s objectives are to provide to its stockholders a professionally-managed real estate portfolio consisting primarily of grocery-anchored shopping centers from Washington, D.C. to Boston, which will provide substantial cash flow, currently and in the future, taking into account an acceptable modest risk profile, and which will present opportunities for additional growth in income and capital appreciation.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2020, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at December 31, 2020) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 81,000 OP Units outstanding at December 31, 2020 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

On November 25, 2020, the Company effected a 1-for-6.6 reverse stock split of the issued and outstanding shares of common stock. Each 6.6 shares of the Company's issued and outstanding common stock were combined into one share of the Company's common stock. The number of authorized shares and the par value of the common stock were not changed. In addition, the Company amended the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership. In accordance with accounting principles generally accepted in the United States (“GAAP”), all shares of common stock, restricted stock units, OP Units and per share/unit information that are presented in this Form 10-K were adjusted to reflect the reverse split on a retroactive basis for all periods presented.

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

Real Estate Summary

				Average
	Year		Percent	base rent per		Selected
Property Description	acquired	GLA	occupied	leased sq. ft.	Grocer Anchor	Other Anchors
Connecticut
Bethel Shopping Center	2013	101,105	95.1%	$23.49	Big Y	Dollar Tree
Brickyard Plaza	2004	227,598	99.2%	8.79		Home Depot
						Kohl's
						Michaels
						PetSmart
Groton Shopping Center	2007	130,264	100.0%	12.29	Aldi	TJ Maxx
						Goodwill
						Planet Fitness
						Dollar Tree
						Pet Supplies Plus
Jordan Lane	2005	177,504	72.2%	12.87	Stop & Shop	Crunch Fitness
						Dollar Tree
New London Mall	2009	259,566	89.5%	13.16	Shop Rite	Marshalls
						Home Goods
						PetSmart
Oakland Commons	2007	90,100	100.0%	6.37	Walmart	Bristol Ten Pin
Southington Center	2003	155,842	98.5%	7.90	Walmart	NAMCO
						Southington Wine & Spirit
Total Connecticut		1,141,979	92.5%	11.68

Delaware
Christina Crossing	2017	119,446	90.7%	19.59	Shop Rite

Maryland / Washington, D.C.
East River Park	2015	150,038	91.6%	20.66	Safeway	District of Columbia
						CVS
Oakland Mills	2005	57,008	92.6%	11.59	LA Mart
Patuxent Crossing (f/k/a San Souci Plaza) (a)	2009	264,134	82.3%	11.00	McKay's Market and Café	Marshalls
						Home Goods
						World Gym
						JOANN Fabrics
						Dollar Tree
Senator Square	2018	42,941	100.0%	28.56		Unity Health Care
						Dollar Tree
Shoppes at Arts District	2016	35,676	100.0%	37.53	Yes! Organic Market	Busboys and Poets
Valley Plaza	2003	190,939	49.8%	9.91		Ollie's Bargain Outlet
						Tractor Supply
Yorktowne Plaza	2007	136,197	65.6%	12.43	Food Lion	Dollar Tree
Total Maryland / Washington, D.C.		876,933	76.5%	15.60

Massachusetts
Fieldstone Marketplace	2005/2012	150,123	84.3%	12.04	Shaw's	Work Out World
						Dollar Tree
						Family Dollar
Franklin Village Plaza	2004/2012	305,937	86.6%	21.06	Stop & Shop	Marshalls
						NRG Labs
Kings Plaza	2007	168,243	82.2%	8.65		Fun Z Trampoline Park
						Ocean State Job Lot
						Savers
						Dollar General
Norwood Shopping Center	2006	87,406	93.2%	10.85	Big Y	Planet Fitness
						Dollar Tree
The Shops at Suffolk Downs	2005	121,187	98.8%	14.55	Stop & Shop	Dollar Tree
					Target (b)

				Average
	Year		Percent	base rent per		Selected
Property Description	acquired	GLA	occupied	leased sq. ft.	Grocer Anchor	Other Anchors
Massachusetts (continued)
Timpany Plaza	2007	182,799	67.4%	10.20		Big Lots
						Gardner Theater
						Tractor Supply
						Dollar Tree
Webster Commons	2007	98,984	96.7%	11.85		Big Lots
						Planet Fitness
						CVS
						Aubuchon Hardware
Total Massachusetts		1,114,679	85.2%	14.02

New Jersey
Pine Grove Plaza	2003	79,306	42.5%	15.04	Acme Markets (b)	Dollar Tree
The Shops at Bloomfield Station	2016	63,844	84.1%	19.20	Super Foodtown
Washington Center Shoppes	2001	157,300	92.8%	11.39	Acme Markets	Planet Fitness
Total New Jersey		300,450	77.7%	13.71

New York
Carman's Plaza	2007	195,485	58.9%	22.26	Key Foods	Department of Motor Vehicle
						Popcorn Beauty
						Dollar Tree
Pennsylvania
Academy Plaza	2001	137,415	89.3%	15.76	Acme Markets	Rite Aid
Camp Hill	2002	430,198	96.9%	15.82	Giant Foods	Boscov's
						LA Fitness
						Barnes & Noble
						Staples
Colonial Commons	2011	410,432	92.0%	13.53	Giant Foods (c)	Dick's Sporting Goods
						Home Goods
						Ross Dress For Less
						Marshalls
						JoAnn Fabrics
						David's Furniture
						Old Navy
						Dollar Tree
Crossroads II (a)	2008	133,717	97.2%	19.67	Giant Foods	Dollar Tree
Fairview Commons	2007	52,964	77.5%	10.69	Grocery Outlet	Dollar Tree
Fishtown Crossing	2001	127,265	88.0%	17.39	IGA Supermarket	Pep Boys
						Dollar Tree
						Dollar General
Girard Plaza	2019	35,688	100.0%	16.29	Save A Lot	Dollar General
Gold Star Plaza	2006	71,720	95.5%	8.94	Redner's	Dollar Tree
Golden Triangle	2003	202,790	89.2%	13.22		LA Fitness
						Marshalls
						Staples
						Immunotek
						Walgreens
						Dollar Tree
Halifax Plaza	2003	51,510	100.0%	13.65	Giant Foods	Rite Aid
Hamburg Square	2004	102,058	96.7%	6.50	Redner's	Chesaco RV
Lawndale Plaza	2015	92,773	100.0%	18.57	Shop Rite
Meadows Marketplace	2004/2012	91,518	91.3%	15.95	Giant Foods
Newport Plaza	2003	64,489	100.0%	12.85	Giant Foods	Rite Aid
Northside Commons	2008	69,136	100.0%	10.41	Redner's	Dollar Tree
Palmyra Shopping Center	2005	111,051	87.9%	7.54	Weis Markets	Goodwill

				Average
	Year		Percent	base rent per			Selected
Property Description	acquired	GLA	occupied	leased sq. ft.		Grocer Anchor	Other Anchors
Pennsylvania (continued)
Quartermaster Plaza	2014	456,602	89.3%	14.79		BJ's Wholesale Club	Home Depot
							Planet Fitness
							Staples
							PetSmart
							Walgreens
Riverview Plaza	2003	113,922	71.2%	21.82			Pep Boys
							Staples
South Philadelphia	2003	193,085	76.3%	12.06		Shop Rite	Ross Dress For Less
							LA Fitness
							Kid City
Swede Square	2003	100,809	91.1%	16.86		Grocery Outlet	LA Fitness
The Point	2000	262,072	87.0%	14.72		Giant Foods	Burlington
							Barton's Home Outlet
							Staples
							Dollar Tree
Trexler Mall	2005	336,687	98.2%	11.01			Kohl's
							Urban Air
							Lehigh Wellness Partners
							Maxx Fitness
							Marshalls
							Home Goods
							Dollar Tree
Trexlertown Plaza	2006	325,171	94.5%	14.26		Giant Foods	Hobby Lobby
							Burlington
							Big Lots
							Tractor Supply
Total Pennsylvania		3,973,072	91.5%	14.12

Virginia
Coliseum Marketplace	2005	106,648	98.6%	15.13		Kroger	Michaels
Elmhurst Square	2006	66,254	89.0%	9.88		Food Lion
General Booth Plaza	2005	71,639	100.0%	15.30		Food Lion
Kempsville Crossing	2005	79,512	94.6%	12.05		Walmart	The Iron Asylum
Oak Ridge Shopping Center	2006	38,700	100.0%	11.05		Food Lion
Total Virginia		362,753	96.4%	13.16

Total (89.1% leased at December 31, 2020)		8,084,797	88.1%	$14.04	(d)

(a)

The Company has a 40% ownership interest in the San Souci Plaza joint venture and a 60% ownership interest in the Crossroads II joint venture. Based on partnership promotes, additional equity interests, and/or other terms of the related joint venture agreements, the Company currently recognizes the results of operations of these joint ventures in excess of its stated percentage ownership.

(b)	Tenant is a shadow anchor and is not included in GLA, percent occupied, and average base rent per leased sq.ft.
(c)	Giant Foods retains the leasehold obligation, as Hobby Lobby is a subtenant and currently occupying the space.
(d)

Average base rent is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2020. Tenant concessions are reflected in this measure except for a limited number of short-term (generally one to three months) free rent concessions provided to new tenants that took occupancy prior to the end of the reporting period but within the concession period. Average base rent would have been $13.82 per square foot if all such free rent concessions were reflected.

Tenant Concentration

	Number				Annualized	Percentage
	of		Percentage	Annualized	base rent	annualized
Tenant	stores	GLA	of GLA	base rent	per sq. ft.	base rents
Top twenty-five tenants (a):
Giant Foods	8	538,000	6.7%	$9,132,000	$16.97	9.1%
Shop Rite	4	252,000	3.1%	4,092,000	16.24	4.1%
Stop & Shop	3	211,000	2.6%	2,884,000	13.67	2.9%
Dollar Tree	21	224,000	2.8%	2,430,000	10.85	2.4%
LA Fitness	4	158,000	2.0%	2,110,000	13.35	2.1%
Big Y	2	106,000	1.3%	2,006,000	18.92	2.0%
Home Depot	2	253,000	3.1%	1,977,000	7.81	2.0%
Staples	5	106,000	1.3%	1,812,000	17.09	1.8%
BJ's Wholesale Club	1	118,000	1.5%	1,760,000	14.92	1.8%
Food Lion	4	163,000	2.0%	1,559,000	9.56	1.6%
Marshalls	6	170,000	2.1%	1,447,000	8.51	1.4%
Planet Fitness	5	99,000	1.2%	1,283,000	12.96	1.3%
Walmart	3	192,000	2.4%	1,193,000	6.21	1.2%
Redner's	3	159,000	2.0%	1,160,000	7.30	1.2%
Kohl's	2	147,000	1.8%	1,031,000	7.01	1.0%
Home Goods	4	105,000	1.3%	1,002,000	9.54	1.0%
District of Columbia	1	34,000	0.4%	932,000	27.41	0.9%
Shaw's	1	68,000	0.8%	925,000	13.60	0.9%
Boscovs	1	159,000	2.0%	877,000	5.52	0.9%
Walgreens	2	29,000	0.4%	875,000	30.17	0.9%
Kroger	1	58,000	0.7%	863,000	14.88	0.9%
PetSmart	3	63,000	0.8%	857,000	13.60	0.9%
Dick's Sporting Goods	1	56,000	0.7%	784,000	14.00	0.8%
CVS	2	20,000	0.2%	783,000	39.15	0.8%
Burlington Coat Factory	2	84,000	1.0%	760,000	9.05	0.8%
Sub-total top twenty-five tenants	91	3,572,000	44.2%	44,534,000	12.47	44.6%
Remaining tenants	693	3,548,000	43.9%	55,426,000	15.62	55.4%
Sub-total all tenants (b)	784	7,120,000	88.1%	$99,960,000	$14.04	100.0%
Vacant space	N/A	965,000	11.9%
Total	784	8,085,000	100.0%

(a)	Several of the tenants listed above share common ownership with other tenants:

(1) Giant Foods, Stop & Shop and Food Lion, and (2) Marshalls, Home Goods, and TJ Maxx (GLA of 30,000; annualized base rent of $315,000).

(b)	Comprised of large tenants (10,000 or more GLA) and small tenants as follows:

		Percentage		Annualized	Percentage
	Occupied	of occupied	Annualized	base rent	annualized
	GLA	GLA	base rent	per sq. ft.	base rents
Spaces ≥ 10,000 GLA	5,285,000	74.2%	$60,221,000	$11.40	60.2%
Spaces < 10,000 GLA	1,835,000	25.8%	39,739,000	21.65	39.8%
Total	7,120,000	100.0%	$99,960,000	$14.04	100.0%

Lease Expirations

Total Portfolio
				Annualized	Percentage
	Number		Percentage	expiring	of annualized
Year of lease	of leases	GLA	of GLA	base rents	expiring
expiration	expiring	expiring	expiring	per sq. ft.	base rents
Month-To-Month	45	146,000	2.1%	$16.83	2.5%
2021	112	591,000	8.3%	17.03	10.1%
2022	105	549,000	7.7%	16.84	9.2%
2023	89	592,000	8.3%	14.88	8.8%
2024	97	788,000	11.1%	14.71	11.6%
2025	103	1,220,000	17.1%	13.76	16.8%
2026	51	496,000	7.0%	14.94	7.4%
2027	39	318,000	4.5%	14.04	4.5%
2028	33	354,000	5.0%	11.47	4.1%
2029	37	663,000	9.3%	13.10	8.7%
2030	35	564,000	7.9%	9.26	5.2%
Thereafter	38	839,000	11.8%	13.31	11.2%
All tenants	784	7,120,000	100.0%	$14.04	100.0%

Spaces ≥ 10,000 GLA
				Annualized	Percentage
	Number		Percentage	expiring	of annualized
Year of lease	of leases	GLA	of GLA	base rents	expiring
expiration	expiring	expiring	expiring	per sq. ft.	base rents
Month-To-Month	2	34,000	0.6%	$6.74	0.4%
2021	11	340,000	6.4%	13.09	7.4%
2022	12	267,000	5.1%	12.42	5.5%
2023	13	417,000	7.9%	11.52	8.0%
2024	19	587,000	11.1%	11.59	11.3%
2025	26	926,000	17.5%	11.70	18.0%
2026	13	381,000	7.2%	12.34	7.8%
2027	11	218,000	4.1%	11.67	4.2%
2028	10	280,000	5.3%	9.27	4.3%
2029	14	583,000	11.0%	12.11	11.7%
2030	10	487,000	9.2%	7.37	6.0%
Thereafter	14	765,000	14.5%	12.14	15.4%
All tenants	155	5,285,000	100.0%	$11.40	100.0%

Spaces < 10,000 GLA
				Annualized	Percentage
	Number		Percentage	expiring	of annualized
Year of lease	of leases	GLA	of GLA	base rents	expiring
expiration	expiring	expiring	expiring	per sq. ft.	base rents
Month-To-Month	43	112,000	6.1%	$19.89	5.6%
2021	101	251,000	13.7%	22.37	14.1%
2022	93	282,000	15.4%	21.02	14.9%
2023	76	175,000	9.5%	22.89	10.1%
2024	78	201,000	11.0%	23.83	12.1%
2025	77	294,000	16.0%	20.23	15.0%
2026	38	115,000	6.3%	23.55	6.8%
2027	28	100,000	5.4%	19.20	4.8%
2028	23	74,000	4.0%	19.80	3.7%
2029	23	80,000	4.4%	20.25	4.1%
2030	25	77,000	4.2%	21.21	4.1%
Thereafter	24	74,000	4.0%	25.42	4.7%
All tenants	629	1,835,000	100.0%	$21.65	100.0%

The Company’s Properties

The following tables summarize information relating to the Company’s portfolio as of December 31, 2020:

	Number of		Percentage
State	properties	GLA	of GLA
Pennsylvania	23	3,973,072	49.1%
Connecticut	7	1,141,979	14.1%
Massachusetts	7	1,114,679	13.8%
Maryland / Washington, D.C.	7	876,933	10.8%
Virginia	5	362,753	4.5%
New Jersey	3	300,450	3.7%
New York	1	195,485	2.4%
Delaware	1	119,446	1.5%
Total portfolio	54	8,084,797	100.0%

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

Excluding properties held for sale or sold, Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, leased an aggregate of approximately 11% of the Company’s GLA at December 31, 2020, and accounted for an aggregate of approximately 13% of the Company’s total revenues during 2020. No other tenant leased more than 10% of GLA at December 31, 2020, or contributed more than 10% of total revenues during 2020.

Executive Offices

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York, pursuant to a lease that expires in February 2021. The Company is currently in negotiations on a short-term extension at its current executive office, while exploring long-term options.

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

Governmental Regulations

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, the Americans with Disabilities Act of 1990 and laws and regulations applicable to our investment management business, including the U.S. Investment Advisers Act of 1940, the Alternative Investment Fund Managers

Directive, 2011/61/EU and related laws and regulations. See “Item 1A – Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

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

Human Capital Management

The Company believes our employees are our greatest asset, and we pride ourselves on the diversity they bring to the Company. As of December 31, 2020, The Company had 63 full-time employees and one part-time employee.

The Company’s compensation program is designed to attract and reward talented individuals who possess the skills necessary to support our business objectives and assist in the achievement of our strategic goals. All of the Company’s full-time employees are provided with a comprehensive benefits and wellness package which includes paid time off and parental leave, medical, dental and vision insurance, disability, life insurance, 401(k) matching, and other benefits. The Company encourages professional development and internal mobility.

The Company also feels that one of the keys to our success is the Company’s ability to benefit from a wide range of opinions and experiences. The Company believes the best way to accomplish this is through promoting diversity across all layers of our organization. As of December 31, 2020, 56% of the Company’s mid-level, non-executive managers were female, as well as 36% of the Company’s executive team. In addition, as of December 31, 2020, 61% of the Company’s employee population was female.

Item 1A.	Risk Factors

Set forth below are the risk factors that we believe are material to our investors. Each of these risk factors could adversely affect our business, operating results, financial condition, ability to service our debt and make distributions to our stockholders, as well as the value of our common stock and other securities. In addition to the following disclosures, please refer to the other information contained in this Annual Report on Form 10-K including the accompanying consolidated financial statements and related notes. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Cautionary Language Regarding Forward Looking Statements”.

These risk factors are not exhaustive.  We operate in a competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all risk factors, nor can we assess the impact of such risk factors on our business or the extent to which any factor, or combination of factors, may affect our business. Investors should also refer to our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for future periods for material updates to these risk factors.

Risks Related to Our Business and Properties

Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is linked to economic conditions in the market for retail space generally.

Our properties consist primarily of grocery-anchored shopping centers, and our performance therefore is linked to economic conditions in the market for retail space generally.  This means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, the impact of e-commerce on the demand for retail space, ongoing consolidation in the retail sector, and changes in economic conditions and consumer confidence.  A downturn in the U.S. economy and reduced consumer spending due to sustained levels of high unemployment or other factors could (i) negatively impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons, and therefore decrease the revenue generated by our properties and/or the value of our properties, (ii) affect our ability to lease space and negotiate and maintain favorable rents, and (iii)reduce the demand for leasing space in our shopping centers, which could result in a decline in our occupancy percentage and reduction in rental revenues.

The COVID-19 pandemic has had, and could continue to have, a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity and ability to satisfy debt service obligations.

During the first quarter of 2020, a novel strain of coronavirus (“COVID-19”) began spreading globally, with the outbreak being classified as a pandemic by the World Health Organization on March 11, 2020. The COVID-19 pandemic has caused, and could continue to cause, significant disruptions to the U.S. and global economy, and has contributed to significant volatility and negative pressure in financial markets. In the United States, federal, state and local governmental responses seeking to contain or mitigate the pandemic have included “shelter-in-place” and “stay-at-home” orders, mandatory shutdowns of “non-essential” businesses, social distancing practices and/or restrictions on construction projects, all of which have adversely impacted our business and that of our tenants.

Our retail tenants depend on in-person interactions with their customers to generate unit-level profitability, and the COVID-19 pandemic and related governmental imposed restrictions have decreased, and may continue to decrease, customer willingness to frequent our tenants’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases or to otherwise seek lease modifications or to declare bankruptcy. We own properties across the United States, including in some of the states that have been significantly impacted by the COVID-19 pandemic, such as New York, New Jersey, Massachusetts and Pennsylvania. We collected approximately 94%, 91% and 77%, of contractual base rents and monthly tenant reimbursements for the quarters ended December 31, 2020, September 30, 2020 and June 30, 2020, respectively. We currently remain in active discussions and negotiations with our impacted tenants and anticipate the need to grant rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such rent relief is currently unknown as negotiations are in progress.

Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent and mitigate its spread could have additional adverse effects on our business, including with regards to:

•	the ability and willingness of our tenants to renew their leases upon expiration;
•

our ability to re-lease properties on the same or better terms in the event of non-renewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant;

•	the price of our common stock, which could lead to our common stock to be delisted from the NYSE;

•	the adverse impact of current economic conditions on the market value of our real estate portfolio and consequently on our estimated value per share;
•	anticipated returns from development and redevelopment projects, which have been temporarily delayed;
•	to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices;
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

Our performance depends on the economic conditions in markets where our properties are geographically concentrated. Our properties are located largely in the region that straddles the Washington, D.C. to Boston corridor, which exposes us to greater economic risks than if our properties were more diversely located (in particular, 23 of our properties are located in Pennsylvania). Any adverse economic or real estate developments resulting from the regulatory environment, business climate, weather or other conditions in such regions could have an adverse impact on our business.

Anchor tenants are crucial to the success of our retail properties and vacated anchor space directly and indirectly affects our rental revenues.

Our properties consist primarily of grocery-anchored shopping centers. Anchor tenants pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing large numbers of customers to a property. Vacated anchor space not only directly reduces rental revenues, but, if not re-tenanted with a tenant with comparable consumer attraction, could adversely affect the rest of the property primarily through the loss of customer drawing power. In addition, in the event that certain anchor tenants cease to occupy a property, such an action results in a significant number of other tenants having the contractual right to terminate their leases, or pay a reduced rent based on a percentage of the tenant's sales, at the affected property, which could adversely affect the future income from such property, also known as “co-tenancy.”

Our performance and value are subject to risks associated with real estate assets and with the real estate industry.

Our performance and value are subject to risks associated with real estate assets and with the real estate industry, including, among other things, risks related to adverse changes in national, regional and local economic and market conditions. Our continued ability to make expected distributions to our stockholders depends on our ability to generate sufficient revenues to meet operating expenses, future debt service and capital expenditure requirements. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our properties.

These events and conditions include, but may not be limited to, the following:

•	local oversupply, increased competition or declining demand for real estate;
•	local economic conditions, which may be adversely impacted by business layoffs, industry slow‑downs, natural disasters and other factors;
•	weather conditions that may increase or decrease energy costs and other weather-related expenses;
•

non-payment or deferred payment of rent or other charges by tenants, either as a result of tenant-specific financial conditions, or general economic events or circumstances adversely affecting consumer disposable income or credit;

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

In the event of default by a tenant, we may experience delays in enforcing, as well as incur substantial costs to enforce, our rights as a landlord. In addition, costs associated with our operations, such as real estate and personal property taxes, insurance, and mortgage payments, generally are not reduced even as occupancy or rental rates decrease, tenants fail to pay base and additional rent or other circumstances cause a reduction in income. As a result, our financial performance, cash flow from operations and our ability to make distributions to our stockholders may be adversely affected.

As substantially all of our revenue is derived from rental income, failure of tenants to pay rent or delays in arranging leases and occupancy at our properties could seriously harm our operating results and financial condition.

Substantially all of our revenue is derived from rental income from our properties. Downturns in the economy generally or in our tenants’ business may weaken our tenants’ financial condition and result in, among other things, delayed lease commencement, failure to make rental payments when due, non-extension of leases upon expiration, insolvency or bankruptcy. Any leasing delays, failure to make rental or other payments when due, or tenant bankruptcies, could result in the termination of tenants’ leases, which would have a negative impact on our operating results. In addition, adverse market and economic conditions and competition may impede our ability to renew leases or re-let space as leases expire, which could harm our business and operating results.

Our business may be seriously harmed if a major tenant fails to renew its lease(s) or vacates one or more properties and prevents us from re-leasing such premises by continuing to pay base rent for the balance of the lease terms. In addition, the loss of such a major tenant could result in lease terminations or reductions in rent by other tenants at the affected properties, as provided in their respective leases. Excluding properties held for sale or sold, no tenant leased more than 10% of GLA at December 31, 2020 or contributed more than 10% of total revenues during 2020, except for Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, which leased an aggregate of approximately 11% of our GLA at December 31, 2020, and accounted for an aggregate of approximately 13% of our total revenues, during 2020.

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

Our development and redevelopment activities may not yield anticipated returns, which would harm our operating results and reduce funds available for distributions to stockholders.

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

As of December 31, 2020, we owned two of our operating properties through consolidated joint ventures. Our joint ventures, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:

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

We may be adversely affected by developments in new technology, such as e-commerce, which may cause the business of certain of our tenants to become substantially diminished or functionally obsolete. As a result of such developments, our tenants may be unable to pay rent, become insolvent, file for bankruptcy protection, close their stores, or terminate their leases. The use of the Internet by consumers continues to gain in popularity and the migration toward new technology commerce is expected to continue.

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

Competition may impede our ability to renew leases or re‑let spaces as leases expire, as well as impede our further growth, which could harm our business and operating results.

We face competition from similarly positioned retail centers within our respective trade areas that may affect our ability to renew leases or re-let space as leases expire, as well as impede our further growth. Certain national retail chain bankruptcies and resulting store closings/lease disaffirmations have generally resulted in increased available retail space which, in turn, has resulted in increased competitive pressure to renew tenant leases upon expiration and to find new tenants for vacant space at such properties.  In addition, any new competitive properties that are developed within the trade areas of our existing properties may result in increased competition for customer traffic and creditworthy tenants. Increased competition for tenants may require us to make tenant and/or capital improvements to properties beyond those that we would otherwise have planned to make. Any unbudgeted tenant and/or capital improvements we undertake may reduce cash that would otherwise be available for distributions to stockholders. Ultimately, to the extent we are unable to renew leases or re-let space as leases expire, our business and operations could be negatively impacted.

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

Future acquisitions may result in disruptions to our business, may strain management resources and may result in earnings per share and stockholder dilution.

If we acquire a business involving multiple properties, we will be required to integrate the operations, personnel and accounting and information systems of the acquired business and train, retain and motivate any key personnel from the acquired business. In addition, acquisitions of or investments in companies may cause disruptions in our operations and divert management’s attention away from day-to-day operations, which could impair our relationships with our current tenants and employees. The issuance of equity or debt securities in connection with any acquisition or investment could be substantially dilutive to our stockholders.

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

Our business could be negatively affected by stockholder activism, which could impact the trading price and volatility of our common stock.

In recent years, proxy contests and other forms of stockholder activism have been directed against numerous public companies, including us. If a proxy contest or an unsolicited takeover proposal was made with respect to us, we could incur significant costs in defending the Company, which would have an adverse effect on our financial results. Stockholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company. If individuals are elected to our board of directors with a specific agenda, even though less than a majority, our ability to effectively and timely implement our current initiatives and execute on our long-term strategy may be adversely affected. While we continually and actively engage with stockholders and consider their views on business and strategy, stockholder activism consumes a significant amount of management’s attention and other company resources and diverts the attention of management and our employees from our business.

Any perceived uncertainties as to our future direction resulting from such stockholder activism or proxy contest could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. Furthermore, actions of activist stockholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Risks Related to Our Liquidity and Financial Condition

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

We may be adversely affected by changes in the London Interbank Offered Rate (“LIBOR”) reporting practices

As of December 31, 2020, we had (1) approximately $150.0 million of variable-rate debt outstanding, which consists of our unsecured revolving credit facility and a term loan, and (2) $425.0 million for which we have interest rate swap agreements that convert LIBOR rates to fixed rates. In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC") which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD-LIBOR in derivatives and other financial contracts. We are not able to predict when LIBOR will cease to be available or when there will be sufficient liquidity in the SOFR markets. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

Any volatility or instability in the credit markets could adversely affect our ability to obtain new financing or to refinance existing indebtedness.

Any instability in the credit markets may negatively impact our ability to access debt financing, to arrange property‑specific financing or to refinance our existing debt as it matures on favorable terms or at all.  As a result, we may be forced to seek potentially less attractive financings, including equity investments, on terms that may not be favorable to us.  In doing so, we may be compelled to dilute the interests of existing stockholders that could also adversely reduce the trading price of our common stock.

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

BUSINESS CONTINUITY RISKS

As a relatively small public REIT, our general and administrative expenses constitute a larger percentage of our total revenues than those of many of our peers.

Our revenues for the year ended December 31, 2020 were $135.5 million. Because our company is smaller than many other publicly-traded REITs, our general and administrative expenses are, and will continue to be, a larger percentage of our total revenues than those of such peers. If we are unable to successfully execute on our strategy and grow our business, our general and administrative expenses will continue to have a greater effect on our financial performance and reduce the amount of cash flow available to distribute to our stockholders.

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

Future terrorist attacks, such as the number of highly publicized terrorists acts and shootings that have occurred at domestic and international retail properties, could harm the demand for, and the value of, our properties. Terrorist attacks could directly impact the value of our properties through damage, destruction, loss or increased security costs, and the availability of insurance for such acts may be limited or may be subject to substantial cost increases. If such an incident were to occur at one of our properties, we may be subject to significant liability claims. While we attempt to mitigate this risk through insurance coverage and the employment of third party security services where we feel conditions warrant, we cannot guarantee that losses would not exceed applicable insurance coverages, thereby adversely affecting our results of operations and our ability to meet our obligations, including distributions to our stockholders. To the extent that our tenants are impacted by future attacks, their ability to continue to honor obligations under their existing leases could be adversely affected.

Use of social media may adversely impact our reputation and business.

There has been a significant increase in the use of social media platforms, including weblogs, social media websites and other forms of Internet-based communications, which allow individuals access to a broad audience, including our significant business constituents. The availability of information through these platforms is virtually immediate as is its impact and may be posted at any time without affording us an opportunity to redress or correct it timely. This information may be adverse to our interests, may be inaccurate and may harm our reputation, brand image, goodwill, performance, prospects or business. Furthermore, these platforms increase the risk of unauthorized disclosure of material non-public information regarding our company.

REGULATORY AND LITIGATION RISKS

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

If we do not continue to qualify as a REIT, our distributions will not be deductible, and our income will be subject to taxation, reducing earnings available for distribution. We have elected to be taxed as a REIT under the Code. A REIT will generally not be subject to federal and substantially all state and local income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of its taxable income to its stockholders and complies with certain other requirements. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test based on our ordinary income, capital gain and aggregate undistributed income from prior years. If we cease to qualify as a REIT, we will also be subject to state and local income taxes in certain of the jurisdictions in which our properties are located. In addition, tax laws would no longer require us to pay any distributions to our stockholders.  Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT again for the four taxable years following the year during which we were disqualified. Even if we qualify as a REIT for federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to federal income and excise taxes on our undistributed taxable income.

We intend to make distributions to stockholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets, borrow funds or pay a portion of the dividend in common stock to meet the 90% distribution requirement of the Code. Certain assets generate substantial differences between taxable income and income recognized in accordance with accounting principles generally accepted in the United States (“GAAP”). Such assets include, without limitation, operating real estate that was acquired through structures that may limit or completely eliminate the depreciation deduction that would otherwise be available for income tax purposes. As a result, the Code requirement to distribute a substantial portion of our otherwise net taxable income in order to maintain REIT status could cause us to (1) distribute amounts that could otherwise be used for future acquisitions, capital expenditures or repayment of debt, (2) borrow on unfavorable terms, (3) sell assets on unfavorable terms, or (4) if necessary, pay a portion of our common dividend in common stock.  If we fail to obtain debt or equity capital in the future, it could limit our operations and our ability to grow, which could have a material adverse effect on the value of our common stock.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities and limit our growth opportunities.

In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature of our investments in commercial real estate and related assets, the amounts we distribute to stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

In addition, the sale of our properties may generate gains for tax purposes which, if not adequately deferred through “like kind exchanges” under Section 1031 of the Code or other tax deference strategies, could require us to pay income taxes or make additional distributions to our stockholders, thus reducing our capital available for investment in other properties, or if the proceeds of such sales are already invested in other properties, require us to obtain additional funds to pay such taxes or make such distributions, in either such case to permit us to maintain our status as a REIT.

Failure to qualify as a domestically-controlled REIT could subject our non-U.S. stockholders to adverse federal income tax consequences.

We will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of its shares are held directly or indirectly by non-U.S. stockholders. Because our shares are publicly traded, we cannot guarantee that we will, in fact, be a domestically-controlled REIT. If we fail to qualify as a domestically-controlled REIT, our non-U.S. stockholders that otherwise would not be subject to federal income tax on the gain attributable to a sale of our shares would be subject to taxation upon such a sale if either (a) the shares were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares were considered to be “regularly traded” on an established securities market and the selling non-U.S. stockholder owned, actually or constructively, more than 10% in value of the outstanding shares at any time during specified testing periods. If gain on the sale or exchange of our shares was subject to taxation for these reasons, the non-U.S. stockholder would be subject to federal income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.

We may choose to make distributions in our own stock, in which case you may be required to pay income taxes without receiving any cash dividends.

In connection with our qualification as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income (which does not equal net income, as calculated in accordance with GAAP), determined without regard to the deduction for dividends paid and excluding net capital gain. In order to satisfy this requirement, we may make distributions that are payable in cash and/or shares of our stock (which could account for up to 90% of the aggregate amount of such distributions) at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of such distributions as ordinary dividend income to the extent of our current or accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, U.S. stockholders may be required to pay income taxes with respect to such distributions in excess of the cash portion of the distribution received. Accordingly, U.S. stockholders receiving a distribution of our shares may be required to sell shares received in such distribution or may be required to sell other stock or assets owned by them, at a time that may be disadvantageous, in order to satisfy any tax imposed on such distribution. If a U.S. stockholder sells the stock that it receives as part of the distribution in order to pay this tax, the sales proceeds may be less than the amount it must include in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distribution, including in respect of all or a portion of such distribution that is payable in stock, by withholding or disposing of part of the shares included in such distribution and using the proceeds of such disposition to satisfy the withholding tax imposed. In addition, if a significant number of our stockholders determine to sell shares of our stock in order to pay taxes owed on dividend income, such sale may put downward pressure on the market price of our stock.

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

Generally, dividends payable by REITs do not qualify for reduced tax rates under the Code.  For the calendar year 2018, the maximum federal individual tax rate for nonqualified dividends payable is 37.0%; qualified dividends from most C corporations received by individuals are subject to a reduced maximum federal rate of 20%.  In addition to these rates, certain high income individuals may be subject to an additional 3.8% tax on certain investment income, including dividends and capital gains. As a REIT, our distributions to individual stockholders generally are not eligible for the reduced rates and are, consequently, taxed at ordinary income rates. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, those U.S. stockholders that are individuals, trusts or estates may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% (exclusive of the net investment income tax) on REIT dividends. The more favorable federal tax rates applicable to regular corporate dividends may result in the stock of REITs being perceived to be less attractive than the stock of corporations that pay dividends qualifying for reduced rates of tax, which may adversely affect the value of the stock of REITs.

Changes to the federal, state and municipality tax laws could have a significant negative impact on the overall economy, our tenants, and our business.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. A shortfall in tax revenues for states and municipalities in which we operate may lead to changes in state and municipalities tax laws. We and our stockholders could be adversely affected by any such change in, or any new, federal income tax law, regulation, or administrative interpretation.

In December 2017 the Tax Cuts and Jobs Act (the “TCJA”) was signed into law. The provisions of the TCJA  are far-reaching and generally applied to taxable years beginning after December 31, 2017, while many provisions, in particular those affecting individual taxpayers, expire at the end of 2025. As a result of the changes implemented by the TCJA, our taxable income and the amount of distributions to our stockholders required in order to maintain our REIT status, and our relative tax advantage as a REIT, may significantly change. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders annually. Among other things, the TCJA:

•	reduced the corporate income tax rate from 35% to 21% (including taxable REIT subsidiaries of which ours currently do not have significant taxable income);
•

reduced the rate of U.S. federal withholding tax on distributions made to non-U.S. stockholders by a REIT that are attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

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

Stockholders are urged to consult with their own tax advisors with respect to the impact that the TCJA and other legislation may have on their investment and the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

Risks Related to Our Organization and Structure

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress our stock price.

Our charter and Maryland law contain provisions that may delay, defer or prevent a change of control transaction and depress the price of our common stock. The charter, subject to certain exceptions, authorizes directors to take such actions as are necessary and desirable relating to qualification as a REIT, and to limit any person to beneficial ownership of no more than 9.9% of the outstanding shares of our common stock. This ownership limit may delay or impede a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interests of stockholders. Our Board of Directors, in its sole discretion, may exempt a proposed transferee from the ownership limit, but not grant an exemption from the ownership limit to any proposed transferee whose direct or indirect ownership could jeopardize our status as a REIT. These restrictions on transferability and ownership will not apply if our Board of Directors determines that it is no longer in our best interests to continue to qualify as, or to be, a REIT. Our Board of Directors has waived the ownership limit to permit certain institutional investors to own common stock in excess of the ownership limit and may grant additional waivers in the future as long as the Company is able to maintain its REIT status.  This concentration of ownership could deprive other stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our Company and ultimately might affect the market price of our common stock.

We may authorize and issue stock and OP Units without stockholder approval. Our charter authorizes the Board of Directors to issue additional shares of common or preferred stock, to issue additional OP Units, to classify or reclassify any unissued shares of common or preferred stock, and to set the preferences, rights and other terms of such classified or unclassified shares. We have agreed not to use our preferred stock for anti-takeover purposes or in connection with a stockholder rights plan unless we obtain stockholder approval. Certain provisions of the Maryland General Corporation Law (the “MGCL”) may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

•

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person or an affiliate thereof who beneficially owns 10% or more of the voting power of our shares) for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes special appraisal rights and special stockholder voting requirements on these combinations; and

•

“control share” provisions that provide that our “control shares” (defined as shares that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of control shares) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have opted out of these provisions of the MGCL. However, the Board of Directors may, by resolution, elect to opt in to the business combination provisions of the MGCL, and we may, by amendment to our bylaws, opt in to the control share provisions of the MGCL.

Our ability to pay dividends is limited by the requirements of Maryland law.

Our ability to pay dividends on our common stock is limited by the laws of the State of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the value of the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on our common stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock.

Our Board of Directors may change our strategy without stockholder approval.

Our Board of Directors may change our strategy with respect to capitalization, investment, distributions and/or operations. Our Board of Directors may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number or types of properties in which we may seek to invest or the concentration of investments in any one geographic region or the amount of development or redevelopment activity occurring across our portfolio. Although our Board of Directors has no present intention to revise or amend our strategies and policies, it may do so at any time without a vote by our stockholders. Accordingly, the results of decisions made by our Board of Directors and implemented by management could adversely affect our financial condition or results of operations, including our ability to distribute cash to stockholders or qualify as a REIT.

The rights of stockholders to take action against our directors and officers are limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to us and our stockholders. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our stockholders for monetary damages, except for liability resulting from actual receipt of an improper benefit or profit in money, property or service, or a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, our charter and bylaws, as well as indemnification agreements that we have entered into with certain of our officers require us to indemnify our directors and officers, among others, for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our stockholders may have more limited rights against our directors and officers than might otherwise exist for companies organized in other jurisdictions. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited. In addition, we will be obligated to advance the defense costs incurred by our directors and officers with indemnification agreements, and may, at the discretion of our Board of Directors, advance the defense costs incurred by our employees and other agents, in connection with legal proceedings.

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

As with other publicly traded securities, the market price of our publicly traded securities depends on various factors which may change from time-to time and are often out of our control. Among the conditions that may affect the market price of our publicly traded securities are the following:

•	the extent of institutional investor interest in us;
•	the market perception of our business compared to other REITS;
•	the market perception of retail REITs, in general, compared to other investment alternatives;
•	our financial condition and performance, including changes in our funds from operations, operating funds from operations or earnings estimates;
•	the market’s perception of our growth potential and potential future cash dividends;
•	publication of research reports about us or our industry by securities analysts;
•	speculation in the press or investment community;
•	the passage of legislation or other regulatory developments that adversely affect us, our tax status, or our industry;
•	our credit or analyst ratings;
•	any future issuances of equity or debt securities;
•	any future repurchases of equity securities;
•	our failure to satisfy the listing requirements of the NYSE
•	our failure to comply with the requirements of the Sarbanes-Oxley Act;
•	additions or departures of key management personnel;
•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	an increase in market interest rates;
•	our ability to access the capital markets to raise additional capital;
•	and general economic and financial market conditions.

These factors may cause the market price of our common stock to decline, in some cases regardless of our financial condition, results of operations, business or prospects. Effective April 28, 2020, the average closing price of our common stock was less than $1.00 over the prior 30-consecutive trading day period, and as a result, we received notice from the NYSE that our stock could be delisted.

Due to unprecedented market-wide declines as a result of the ongoing COVID-19 pandemic, the NYSE notice advised that we had until December 31, 2020 to regain compliance with the minimum share price requirement. On November 27, 2020, we completed a 1-for-6.6 reverse stock split of our common stock that resulted in the price of our common stock exceeding $1.00 per share and remaining above that level for at least the following 30 trading days, thereby curing the NYSE default. The reverse stock split did not require a stockholders’ vote.

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

We paid dividends totaling $0.53 per share during 2020, and paid dividends totaling $1.32 per share during 2019 and 2018. We reduced our common quarterly dividend in 2020 in an effort to preserve cash due to the current economic uncertainty. Any prolonged downturn in the state of the U.S. economy, weakness in capital markets and/or difficult retail environment may cause us to further reduce, or suspend, the payment of dividends, which could, among other things, affect our ability to qualify as a REIT for federal income tax purposes.

Future offerings of debt securities, which would be senior to our common and preferred stock, or equity securities, which would dilute the interests of our existing stockholders and may be senior to our existing common stock, may adversely affect the market prices of our common and preferred stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including senior or subordinated notes and classes of preferred or common stock. Holders of debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Furthermore, offerings of common stock or other equity securities may dilute the holdings of our existing stockholders. We are not required to offer any such equity securities to existing stockholders on a preemptive basis, and future offerings of debt or equity securities, or perceptions that such offerings may occur, may reduce the market prices of our common and preferred stock or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our stockholders, our stockholders bear the risk of our future offerings reducing the market prices of our common and preferred stock and diluting their proportionate ownership.

GENERAL RISKS

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

Market Information

The Company had 13,529,969 shares of common stock outstanding held by approximately 140 stockholders of record at December 31, 2020. The Company believes it has more than approximately 5,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”.

Stockholder Return Performance Presentation

The following line graph sets forth for the period January 1, 2016 through December 31, 2020, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts All Equity REIT Index (“NAREIT All Equity REIT Index”). The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

Item 6.	Selected Financial Data

	Years ended December 31,
	2020	2019	2018	2017	2016
Operations data:
Total revenues	$135,538,000	$144,083,000	$152,020,000	$146,008,000	$151,086,000
Expenses:
Property operating expenses	45,596,000	48,347,000	47,894,000	44,329,000	44,515,000
General and administrative	16,865,000	18,804,000	16,915,000	16,907,000	18,154,000
Acquisition pursuit costs	-	-	-	156,000	3,426,000
Depreciation and amortization	48,412,000	45,861,000	40,053,000	40,115,000	40,787,000
Total expenses	110,873,000	113,012,000	104,862,000	101,507,000	106,882,000
Other:
Gain on sales	4,396,000	2,942,000	4,864,000	7,099,000	59,000
Impairment charges	(7,607,000)	(8,938,000)	(20,689,000)	(9,538,000)	(6,347,000)
Total other	(3,211,000)	(5,996,000)	(15,825,000)	(2,439,000)	(6,288,000)

Operating income	21,454,000	25,075,000	31,333,000	42,062,000	37,916,000

Non-operating income and expense:
Interest expense	(21,974,000)	(23,509,000)	(22,146,000)	(22,199,000)	(26,529,000)
Early extinguishment of debt costs	-	-	(4,829,000)	(210,000)	(2,623,000)
Total non-operating income and expense	(21,974,000)	(23,509,000)	(26,975,000)	(22,409,000)	(29,152,000)

Net (loss) income	(520,000)	1,566,000	4,358,000	19,653,000	8,764,000

Net (income) loss attributable to noncontrolling interests	(552,000)	(490,000)	(469,000)	(510,000)	179,000

Net (loss) income attributable to Cedar Realty Trust, Inc.	(1,072,000)	1,076,000	3,889,000	19,143,000	8,943,000

Preferred stock dividends and redemption costs	(10,752,000)	(10,752,000)	(14,370,000)	(21,542,000)	(14,408,000)

Net (loss) attributable to common shareholders	$(11,824,000)	$(9,676,000)	$(10,481,000)	$(2,399,000)	$(5,465,000)

Net (loss) per common share attributable to common shareholders (basic and diluted):	$(0.92)	$(0.78)	$(0.83)	$(0.25)	$(0.50)

Dividends to common shareholders	$7,147,000	$17,808,000	$18,301,000	$17,681,000	$17,049,000
Per common share	$0.53	$1.32	$1.32	$1.32	$1.32

Weighted average number of common shares - basic and diluted	13,104,000	13,082,000	13,397,000	12,753,000	12,375,000

Item 6.	Selected Financial Data (continued)

	Years ended December 31,
Balance sheet data:	2020	2019	2018	2017	2016

Real estate, net	$1,098,909,000	$1,125,345,000	$1,146,713,000	$1,192,656,000	$1,183,359,000
Real estate held for sale/conveyance	9,498,000	13,230,000	11,592,000	-	-
Other assets	68,844,000	67,050,000	64,596,000	59,762,000	50,162,000
Total assets	$1,177,251,000	$1,205,625,000	$1,222,901,000	$1,252,418,000	$1,233,521,000

Debt obligations	$624,274,000	$630,575,000	$624,834,000	$580,125,000	$607,745,000
Other liabilities	65,519,000	60,975,000	39,351,000	42,182,000	43,779,000
Total liabilities	689,793,000	691,550,000	664,185,000	622,307,000	651,524,000

Equity:
Cedar Realty Trust, Inc. shareholders' equity	483,498,000	510,561,000	555,425,000	628,336,000	580,740,000
Noncontrolling interests	3,960,000	3,514,000	3,291,000	1,775,000	1,257,000
Total equity	487,458,000	514,075,000	558,716,000	630,111,000	581,997,000

Total liabilities and equity	$1,177,251,000	$1,205,625,000	$1,222,901,000	$1,252,418,000	$1,233,521,000

Other data:
Funds From Operations ("FFO") (a)	$39,848,000	$42,073,000	$45,241,000	$40,032,000	$41,067,000
Operating Funds From Operations ("Operating FFO") (a)	$40,331,000	$40,769,000	$53,577,000	$48,325,000	$49,241,000

Cash flows provided by (used in):
Operating activities	$42,580,000	$53,675,000	$57,900,000	$57,093,000	$59,247,000
Investing activities	$(18,369,000)	$(22,342,000)	$(14,938,000)	$(45,497,000)	$48,763,000
Financing activities	$(25,321,000)	$(30,563,000)	$(48,204,000)	$(10,139,000)	$(109,923,000)

Square feet of GLA	8,085,000	8,328,000	8,729,000	9,010,000	9,128,000
Percent occupied	88.1%	91.5%	90.7%	91.3%	89.9%
Average annualized base rent per square foot	$14.04	$14.02	$13.78	$13.51	$13.50

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

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high- density urban markets from Washington, D.C. to Boston. At December 31, 2020, the Company owned and managed a portfolio of 54 operating properties (excluding properties “held for sale”) totaling 8.1 million square feet of GLA. The portfolio was 89.1% leased and 88.1% occupied at December 31, 2020.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2020, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at December 31, 2020) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 81,000 OP Units outstanding at December 31, 2020 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

On November 25, 2020, the Company effected a 1-for-6.6 reverse stock split of the issued and outstanding shares of common stock.  Each 6.6 shares of the Company's issued and outstanding common stock were combined into one share of the Company's common stock. The number of authorized shares and the par value of the common stock were not changed. In addition, the Company amended the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership. In accordance with GAAP, all shares of common stock, restricted stock units, OP Units and per share/unit information that are presented in this Form10-K were adjusted to reflect the reverse split on a retroactive basis for all periods presented.

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

2020 Significant Circumstances and Transactions

COVID-19 Pandemic

As a result of COVID-19, the Company has received numerous rent relief requests, most often in the form of rent deferrals. The Company has evaluated, and continues to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. Not all tenant requests have resulted in modification agreements, nor is the Company forgoing its contractual rights under its lease agreements.  The Company has entered into lease modifications that deferred approximately $3.2 million and waived approximately $1.5 million of rental income for 2020, respectively. To date, the weighted average payback period of deferred rent is approximately 10 months, beginning at various time commencing in July 2020 through March 2021. The Company has collected approximately 94%, 91% and 77% of contractual base rents and monthly tenant reimbursements for the quarters ended December 31, 2020, September 30, 2020 and June 30, 2020, respectively. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to grant additional rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such additional rent relief is currently unknown as negotiations are in progress. The extent to which COVID-19 impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time.

As a result of the COVID-19 pandemic, the Company took the following actions:

•

In March 2020, the Company borrowed an aggregate $75.0 million under its revolving credit facility to preserve financial flexibility. In August 2020, the Company repaid substantially all of this borrowing.

•

In April 2020 and July 2020, the Company’s Board of Directors declared a quarterly common dividend of $0.066 per share, reduced from $0.330 per share from the February 2020 dividend, which preserves $3.6 million of cash per quarter.

•	Dramatically reduced near-term redevelopment and other non-essential capital expenditures. In addition, the Company reduced general and administrative costs by $1.9 million in 2020 versus 2019.

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

Real Estate

On July 23, 2020, the Company entered into a commercial lease agreement (the “Lease”) with the Government of the District of Columbia (the “District”), for the lease by the District of approximately 240,000 square feet of office space in a new six-story building to be constructed by the Company at Senator Square. The building is planned to house the new office headquarters for the District of Columbia’s Department of General Services’ (“DGS”) 700-member workforce. The term of the Lease is 20 years and 10 months, to commence upon substantial completion and delivery to DGS. The Company anticipates commencement of construction to occur in the first quarter of 2021 and currently estimates that the space will be delivered during the end of the fourth quarter 2022.

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

As of December 31, 2020, Carll’s Corner, located in Bridgeton, New Jersey, and The Commons, located in Dubois, Pennsylvania, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

On January 31, 2020, the Company agreed to a cash payment in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration at Metro Square. As a result of this termination, revenues for the nine months ended September 30, 2020, included approximately $7.1 million of other income.

During 2020, the Company sold the properties listed below:

		Date	Sales	Gain on
Property	Location	Sold	Price	Sale
2020
Metro Square	Owings Mills, MD	7/9/2020	$4,288,000	$-
Oakland Mills outparcel building	Columbia, MD	9/17/2020	1,050,000	643,000
Glen Allen Shopping Center	Glen Allen, VA	10/8/2020	8,540,000	1,780,000
Pine Grove Plaza outparcel building	Brown Mills, NJ	11/2/2020	1,100,000	565,000
Suffolk Plaza	Suffolk, VA	12/10/2020	6,950,000	1,408,000
			$21,928,000	$4,396,000

During the year ended December 31, 2020, the Company recorded impairment charges of $7.6 million in relation to properties classified as real estate held for sale, which are included in continuing operations in the accompanying consolidated statement of operations.

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

Common Stock

On November 25, 2020, the Company effected a 1-for-6.6 reverse stock split of the issued and outstanding shares of common stock.  Each 6.6 shares of the Company's issued and outstanding common stock were combined into one share of the Company's common stock. The number of authorized shares and the par value of the common stock were not changed. In addition, the Company amended the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership. In accordance with GAAP, all shares of common stock, restricted stock units, OP Units and per share/unit information that are presented in this Form 10-K were adjusted to reflect the reverse split on a retroactive basis for all periods presented.

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

Equity

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions. The stock repurchase program expired on December 18, 2019. During 2019, the Company repurchased approximately 311,000 shares at a weighted average price per share of $22.03. Since approval of the plan on December 18, 2018, the Company repurchased 428,000 shares at a weighted average price per share of $21.45.

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

Results of Operations

Comparison of 2020 to 2019

			Change
	2020	2019	Dollars	Percent
Revenues	$135,538,000	$144,083,000	$(8,545,000)	-5.9%
Property operating expenses	(45,596,000)	(48,347,000)	2,751,000	-5.7%
Property operating income	89,942,000	95,736,000	(5,794,000)
General and administrative	(16,865,000)	(18,804,000)	1,939,000	-10.3%
Depreciation and amortization	(48,412,000)	(45,861,000)	(2,551,000)	5.6%
Gain on sales	4,396,000	2,942,000	1,454,000	n/a
Impairment charges	(7,607,000)	(8,938,000)	1,331,000	n/a
Interest expense	(21,974,000)	(23,509,000)	1,535,000	-6.5%
Net (loss) income	(520,000)	1,566,000	(2,086,000)
Net (income) attributable to noncontrolling interests	(552,000)	(490,000)	(62,000)
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(1,072,000)	$1,076,000	$(2,148,000)

Revenues were lower primarily as a result of the negative impact of the COVID-19 pandemic, which resulted in (1) a decrease of $5.4 million in rental revenues and expense recoveries and a decrease of $1.8 million in straight-line rental and the amortization of intangible lease liabilities revenues attributable to same-center properties, (2) a decrease of $5.5 million in rental revenues and expense recoveries and a decrease of $1.2 million in straight-line rental and the amortization of intangible lease liabilities revenues attributable to redevelopment properties. In addition, there was a decrease of $2.1 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2019 and 2018. These negative results were partially offset by (1) $7.1 million in revenue in the quarter ended March 31, 2020 relating to a dark anchor tenant terminating its lease prior to the contractual expiration in 2020 at Metro Square, and (2) an increase of $0.4 million in rental revenues and expense recoveries attributable to a property acquired in 2019.

Property operating expenses were lower primarily as a result of (1) a decrease of $2.0 million in property operating expenses attributable to redevelopment properties, (2) a decrease of $0.6 million in property operating expenses attributable to properties that were sold or held for sale in 2020 and 2019, and (3) a decrease of $0.3 million in property operating expenses attributable to same-center properties, partially offset by an increase of $0.2 million in property operating expenses attributable to a property acquired in 2019.

General and administrative costs were lower primarily as a result of (1) cost savings of $1.1 million as a result of the COVID-19 pandemic, predominately related to the cancellation of leasing conventions along with the related travel expenses and (2) a decrease of $0.9 million in legal and professional fees.

Depreciation and amortization expenses were higher as a result of (1) accelerated depreciation of tenant improvements and leasing commissions of $4.2 million as a result of tenants vacating their spaces, (2) accelerated depreciation of $2.1 million in the quarter ended March 31, 2020 relating to the demolition of certain existing buildings at a redevelopment property, (3) an increase of $1.3 million attributable to same-center properties, and (4) a $0.7 million write-off in the quarter ended March 31, 2020 arising from a lease termination for permitting a dark anchor to terminate its lease prior to the contractual expiration at a property that was classified held for sale in 2020, by (1) a decrease of $5.0 million attributable to redevelopment properties, and (2) a decrease of $0.6 million attributable to properties that were sold or held for sale in 2020 and 2019.

Gain on sales in 2020 relates to the sale of (1) Glen Allen Shopping Center, located in Glen Allen, Virginia, (2) Suffolk Plaza, located in Suffolk, Virginia, (3) an outparcel building at Oakland Mills, located in Columbia, Maryland, and (4) an outparcel building at Pine Grove Plaza, located in Brown Mills, New Jersey. Gain on sales in 2019 relates to the sale of Maxatawny Marketplace, located in Maxatawny, Pennsylvania and Fort Washington Center, located in Fort Washington, Pennsylvania.

Impairment charges in 2020 relates to Metro Square, located in Owings Mills, Maryland, and The Commons, located in Dubois Pennsylvania. Impairment charges.in 2019 relate to The Commons, located in Dubois, Pennsylvania.

Interest expense was lower as a result of (1) a decrease in the overall weighted average interest rate which resulted in a decrease in interest expense of $1.8 million, and (2) an increase in capitalized interest of $1.0 million, partially offset by increase in the overall weighted average principal balance which resulted in an increase in interest expense of $1.3 million.as higher as a result of an increase in the overall weighted average interest rate.

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

Revenues were lower primarily as a result of (1) $5.4 million relating to a dark anchor tenant terminating its lease prior to the contractual expiration in 2018 at West Bridgewater Plaza, (2) a decrease of $3.4 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2019 and 2018, (3) a decrease of $0.8 million in rental revenues and expense recoveries attributable to same-center properties which was driven by the adoption of the new lease accounting standard (see Note 2 – “Issued and Adopted Accounting Pronouncements”), and (4) a decrease of $0.1 million in rental revenues and expense recoveries attributable to redevelopment properties, partially offset by (1) an increase of $1.7 million in rental revenues and expense recoveries attributable to properties acquired in 2019 and 2018, and (2) an increase of other income of $0.4 million.

Property operating expenses were higher primarily as a result of (1) an increase of $1.1 million in property operating expenses attributable to properties acquired in 2019 and 2018, and (2) an increase of $0.6 million in property operating expenses attributable to the Company’s redevelopment properties, partially offset by (1) a decrease of $0.8 million in property operating expenses attributable to properties that were sold or held for sale in 2019 and 2018, and (2) a decrease of $0.7 million in property operating expenses attributable to same-center properties which was driven by the adoption of the new lease accounting standard (see Note 2 – “Issued and Adopted Accounting Pronouncements”).

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Years ended December 31,
	2020	2019
Operating income	$21,454,000	$25,075,000
Add (deduct):
General and administrative	16,865,000	18,804,000
Gain on sales	(4,396,000)	(2,942,000)
Impairment charges	7,607,000	8,938,000
Depreciation and amortization	48,412,000	45,861,000
Straight-line rents	1,208,000	(405,000)
Amortization of intangible lease liabilities	(1,373,000)	(2,827,000)
Other adjustments	(426,000)	(571,000)
NOI related to properties not defined as same-property	(22,703,000)	(20,432,000)
Same-property NOI	$66,648,000	$71,501,000

Number of same properties	45	45
Same-property occupancy, end of period	90.0%	91.0%
Same-property leased, end of period	91.2%	93.1%
Same-property average base rent, end of period	$13.69	$13.71

Same-property NOI for the comparable years decreased 6.8% as a result of the negative impact of the COVID-19 pandemic which reduced rental revenues for the same-property portfolio.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during 2020:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($)
Renewals	91	820,700	14.68	14.54	0.9%	0.96
New Leases - Comparable	28	131,600	13.69	14.40	-4.9%	20.74	(a)
New Leases - Non-Comparable (b)	2	10,700	14.16	n/a	n/a	28.98	(a)
Total (c)	121	963,000	14.54	n/a	n/a	3.97

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $1.14 per square foot.

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

As a result of the COVID-19 pandemic which has created significant economic uncertainty, the Company took the following actions: (1) in March 2020, the Company borrowed an aggregate $75.0 million under its revolving credit facility to preserve financial flexibility, (2) in April, July and October 2020, the Company’s Board of Directors declared a quarterly common dividend of $0.066 per share, reduced from $0.330 per share from the February 2020 dividend, which preserves $3.6 million of cash per quarter, and (3) dramatically reduced near-term redevelopment and other non-essential capital expenditures.

Effective April 28, 2020, the average closing price of the Company’s common stock had been less than $1.00 over the prior 30-consecutive trading day period, and as a result, the Company received notice from the NYSE that the Company had until December 31, 2020 to regain compliance with the minimum share price requirement. The threat of delisting and/or a delisting of the Company’s common stock could have adverse effects, such as restricting the Company’s ability to obtain equity financing. On November 25, 2020, to regain compliance with the minimum NYSE share price requirement, the Company effected a 1-for-6.6 reverse stock split of the issued and outstanding shares of common stock.  Each 6.6 shares of the Company's issued and outstanding common stock were combined into one share of the Company's common stock. The number of authorized shares and the par value of the common stock were not changed. In addition, the Company amended the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership.

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

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements.  As of the date of filing this Form 10-K, the Company had $175.0 million outstanding and $56.7 million available for additional borrowings under its revolving credit facility, and was in compliance with all financial covenants. However, the COVID-19 pandemic may negatively impact the Company’s future ability to remain compliant with all financial covenants, including the ability to generate sufficient unencumbered property adjusted net operating income to support current borrowings (See “Item 1A – Risk Factors” above). The Company’s unencumbered property adjusted net operating income was not significantly impacted by the COVID-19 pandemic until the quarter ended June 30, 2020.  Accordingly, not until the quarter ended March 31, 2021, will the unencumbered property adjusted net operating income for the trailing twelve months fully reflect the negative impact of the COVID-19 pandemic.

Debt and finance lease obligations are composed of the following at December 31, 2020:

		December 31, 2020
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgage	Jun 2026	$45,645,000	3.9%
Finance lease obligation	Sep 2050	5,631,000	5.3%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	Sep 2021 (a)	175,000,000	2.7%(b)
Term loan	Sep 2022	50,000,000	1.9%
Fixed-rate (c):
Term loan	Feb 2022	50,000,000	3.3%
Term loan	Sep 2022	50,000,000	3.5%
Term loan	Apr 2023	100,000,000	3.5%
Term loan	Sep 2024	75,000,000	3.9%
Term loan	Jul 2025	75,000,000	4.8%
		626,276,000	3.4%
Unamortized issuance costs		(2,002,000)
		$624,274,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.
(b)

The interest rate on the revolving credit facility consists of LIBOR plus a credit spread based on the Company’s leverage ratio. The Company has an interest rate swap agreement expiring in February 2021, which converts the LIBOR rate to a fixed rate of 3.9% on $75.0 million of the facility, and a variable-rate of 1.8% on the remaining $100.0 million of the facility, resulting in a blended interest rate of 2.7% at December 31, 2020.

(c)  The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

The following table details the Company’s debt and finance lease obligation maturities at December 31, 2020:

	Mortgage Loan	Finance Lease	Revolving		Term		Unamortized
Year	Payable	Obligation	Credit Facility		Loans	Total	Issuance Costs	Total
2021	$1,074,000	$35,000	175,000,000	(a)	$-	$176,109,000	$(647,000)	$175,462,000
2022	1,116,000	37,000	-		150,000,000	151,153,000	(499,000)	150,654,000
2023	1,160,000	39,000	-		100,000,000	101,199,000	(274,000)	100,925,000
2024	1,206,000	41,000	-		75,000,000	76,247,000	(207,000)	76,040,000
2025	1,253,000	44,000	-		75,000,000	76,297,000	(115,000)	76,182,000
Thereafter	39,836,000	5,435,000	-		-	45,271,000	(260,000)	45,011,000
	$45,645,000	$5,631,000	$175,000,000		$400,000,000	$626,276,000	$(2,002,000)	$624,274,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.

The Company’s revolving credit facility expires in September 2021, and is subject to a one-year extension at the Company’s option. In addition, the Company is exploring obtaining secured debt on certain properties to address some, or all, of the Company’s debt maturities in 2022.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2019, and has continued to declare and pay common and preferred stock dividends during 2020. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. Additionally, the Board of Directors may reduce, as it did with the May 2020 common stock dividend of $0.066 per common share, or suspend payment of dividends to retain cash and reduce debt obligations and/or to fund redevelopments and other capital needs. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Contractual Obligations and Commercial Commitments

The following table sets forth the Company’s significant debt repayment, interest, finance and operating lease obligations at December 31, 2020:

	Maturity Date
	2021	2022	2023	2024	2025	Thereafter	Total
Debt:
Mortgage loan payable	$1,074,000	1,116,000	$1,160,000	$1,206,000	$1,253,000	$39,836,000	$45,645,000
Unsecured revolving credit facility (a)	175,000,000	-	-	-	-	-	175,000,000
Unsecured term loans	-	150,000,000	100,000,000	75,000,000	75,000,000	-	400,000,000
Interest payments (b)	18,450,000	13,735,000	9,326,000	7,249,000	3,592,000	527,000	52,879,000
Finance lease obligation (principal and interest)	333,000	333,000	333,000	333,000	333,000	10,394,000	12,059,000
Operating lease obligations	1,113,000	1,112,000	1,112,000	1,114,000	993,000	28,554,000	33,998,000
Total	$195,970,000	$166,296,000	$111,931,000	$84,902,000	$81,171,000	$79,311,000	$719,581,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.
(b)

Represents interest payments expected to be incurred on the Company's debt obligations as of December 31, 2020, including interest that may subsequently be capitalized. The interest rates used in this calculation in regards to the unsecured revolving credit facility and term loan not subject to interest rate swap agreements consist of LIBOR plus a credit spread based on the Company’s leverage ratio as of December 31, 2020, with the rate in effect at December 31, 2020 being assumed to remain in effect until their maturities. The interest rates used in this calculation in regards to the unsecured term loans subject to interest rate swap agreements consists of LIBOR plus a credit spread based on the Company’s leverage ratio as of December 31, 2020, for which the Company has converted the LIBOR rates to fixed rates.

In addition, the Company has outstanding construction commitments totaling approximately $4.5 million at December 31, 2020.

Off-Balance Sheet Arrangements

Other than the items disclosed in the Contractual Obligations and Commercial Commitments section above, the Company had no off-balance sheet arrangements as of December 31, 2020 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Net Cash Flows

	Years ended December 31,
	2020	2019	2018
Cash flows provided by (used in):
Operating activities	$42,580,000	$53,675,000	$57,900,000
Investing activities	$(18,369,000)	$(22,342,000)	$(14,938,000)
Financing activities	$(25,321,000)	$(30,563,000)	$(48,204,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $57.5 million, $56.1 million, and $66.7 million for 2020, 2019 and 2018, respectively.  The increase between 2020 and 2019 was primarily a result of the Company accepting a payment of $8.0 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2020, which was partially offset by (1) the negative impact of the COVID-19 pandemic in 2020, and (2) property dispositions in 2020 and 2019. The decrease between 2019 and 2018 was primarily a result of (1) the Company accepting a payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2018, (2) an increase in cash paid for interest, and (3) property dispositions in 2019 and 2018.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property disposition activities, property acquisitions and expenditures for property improvements. During 2020, the Company incurred expenditures of $39.6 million for property improvements, which was partially offset by $21.2 million in proceeds from the sale of properties. During 2019, the Company incurred expenditures of $31.9 million for property improvements, and acquired a property for $9.1 million, which was partially offset by $18.7 million in proceeds from the sales of properties. During 2018, the Company incurred expenditures of $30.4 million for property improvements and issued a $3.5 million mortgage note receivable, which was partially offset by $19.1 million in proceeds from the sale of properties.

Financing Activities

During 2020, the Company repaid a $75.0 million term loan, had $17.9 million of preferred and common stock distributions, had $1.1 million of mortgage repayments, and paid $0.3 million of debt financing costs, which were partially offset by net advances of $69.0 million under the revolving credit facility. During 2019, the Company paid $28.6 million of preferred and common stock distributions, had $6.8 million of common stock repurchases, and had $1.0 million of mortgage repayments, which was partially offset by net borrowings of $6.0 million under the revolving credit facility. During 2018, the Company had $80.3 million of repayments of mortgage obligations, paid $50.0 million to partially redeem shares of its Series B Preferred Stock, had $29.6 million of preferred and common stock distributions, had $5.2 million of payment for early extinguishment of debt costs, had $2.3 million of common stock repurchases, and $0.7 million of payments for debt financing costs, which was partially offset by a $75.0 million borrowing under a new term loan, and net borrowings of $45.0 million under the revolving credit facility.

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

A reconciliation of net (loss) attributable to common shareholders to FFO and Operating FFO for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Years ended December 31,
	2020	2019	2018
Net (loss) attributable to common shareholders	$(11,824,000)	$(9,676,000)	$(10,481,000)
Real estate depreciation and amortization	48,297,000	45,677,000	39,858,000
Limited partners' interest	(66,000)	(57,000)	(28,000)
Gain on sales	(4,396,000)	(2,942,000)	(4,864,000)
Impairment charges	7,607,000	8,938,000	20,689,000
Consolidated minority interests:
Share of income	618,000	547,000	497,000
Share of FFO	(388,000)	(414,000)	(430,000)
FFO applicable to diluted common shares	39,848,000	42,073,000	45,241,000
Redevelopment costs (a)	483,000	196,000	—
Reversal of management transition costs (b)	—	(1,500,000)	—
Preferred stock redemption costs	—	—	3,507,000
Financing costs (c)	—	—	4,829,000
Operating FFO applicable to diluted common shares	$40,331,000	$40,769,000	$53,577,000

FFO per diluted common share	$2.88	$3.05	$3.22
Operating FFO per diluted common share	$2.91	$2.95	$3.81
Weighted average number of diluted common shares (d):
Common shares and equivalents	13,758,000	13,728,000	13,994,000
OP Units	81,000	83,000	65,000
	13,839,000	13,811,000	14,059,000

(a)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
(b)

General and administrative expenses were reduced as a result of the reversal of previously accrued expenses associated with the termination of the prior Chief Operating Officer. As original estimated expenses were added back to operating FFO when recorded in 2016, the reversal of such expenses have been deducted from Operating FFO.

(c)	Represents extinguishment of debt costs.
(d)

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At December 31, 2020, the Company had $18.9 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At December 31, 2020, long-term debt consisted of a fixed-rate mortgage loan payable, a finance lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $476.3 million of fixed-rate debt outstanding was 3.9%, with maturities at various dates through 2050. The average interest rate on the $150.0 million of variable-rate debt outstanding, which consists of a portion of the unsecured revolving credit facility and a term loan, was 1.8%. With respect to the $150.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $1.5 million per annum.

With respect to the Company’s fixed rate mortgage and unsecured term loans, changes in interest rates generally do not affect the Company’s interest expense as these notes are at fixed rates for extended terms. Because the Company presently intends to hold its existing fixed-rate debt either to maturity or until the sale of the associated property, these fixed-rate notes pose an interest rate risk to the Company’s results of operations and its working capital position only upon the refinancing of that indebtedness. The Company’s possible risk is from increases in long-term interest rates that may occur as this may increase the cost of refinancing maturing fixed-rate debt. In addition, the Company may incur prepayment penalties or defeasance costs when prepaying or defeasing debt.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cedar Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Impairment of Real Estate Investments
Description of the Matter

The Company’s real estate, net totaled $1.10 billion as of December 31, 2020. As explained in Note 2 to the consolidated financial statements, the Company reviews each real estate investment held for use for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable.

Auditing management’s impairment assessment was complex and involved a high degree of subjectivity due to the significant estimation required in determining the future estimated undiscounted net cash flows expected to be generated from assets with indicators of impairment. The estimated undiscounted cash flows are sensitive to assumptions such as expected future operating income, trends and prospects, as well as the effects of leasing demand, capital expenditures, competition and other factors, which are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over management’s impairment process. This included testing controls over management’s review of the estimated undiscounted cash flows, including the significant assumptions and data used to develop the cash flows.

Our testing of the Company’s impairment assessment included, among other procedures, evaluating the appropriateness of the assumptions used to develop the estimated undiscounted cash flows. We utilized information obtained from market participants and recent industry market surveys to evaluate the assumptions used in the Company’s analyses. We held discussions with management regarding recent leasing activity and current and historical tenant credit quality and payment trends to understand the probability of future events that could affect the cash flow assumptions. We also searched for and evaluated information that corroborated or contradicted the Company’s assumptions. In addition, we tested the completeness and accuracy of the data that was used in management’s analyses.

/s/ ERNST & YOUNG LLP

We have served as the Company’s auditor since 1984.

New York, New York

February 11, 2021

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2020	2019
ASSETS
Real estate:
Land	$284,694,000	$293,456,000
Buildings and improvements	1,242,784,000	1,221,750,000
	1,527,478,000	1,515,206,000
Less accumulated depreciation	(428,569,000)	(389,861,000)
Real estate, net	1,098,909,000	1,125,345,000

Real estate held for sale	9,498,000	13,230,000
Cash and cash equivalents	1,637,000	2,747,000
Receivables	21,952,000	22,164,000
Other assets and deferred charges, net	45,255,000	42,139,000
TOTAL ASSETS	$1,177,251,000	$1,205,625,000

LIABILITIES AND EQUITY
Mortgage loan payable	$45,385,000	$46,370,000
Finance lease obligation	5,340,000	5,364,000
Unsecured revolving credit facility	175,000,000	106,000,000
Unsecured term loans	398,549,000	472,841,000
Accounts payable and accrued liabilities	56,580,000	50,502,000
Unamortized intangible lease liabilities	8,939,000	10,473,000
Total liabilities	689,793,000	691,550,000

Commitments and contingencies	-	-

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,530,000 and 13,488,000 shares, issued and outstanding, respectively)	812,000	809,000
Treasury stock (447,000 and 465,000 shares, respectively, at cost)	(15,133,000)	(16,311,000)
Additional paid-in capital	879,790,000	877,256,000
Cumulative distributions in excess of net income	(522,696,000)	(503,725,000)
Accumulated other comprehensive (loss)	(18,816,000)	(7,009,000)
Total Cedar Realty Trust, Inc. shareholders' equity	483,498,000	510,561,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	1,053,000	435,000
Limited partners' OP Units	2,907,000	3,079,000
Total noncontrolling interests	3,960,000	3,514,000
Total equity	487,458,000	514,075,000
TOTAL LIABILITIES AND EQUITY	$1,177,251,000	$1,205,625,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2020	2019	2018
REVENUES
Rental revenues	$127,171,000	$142,719,000	$147,236,000
Other	8,367,000	1,364,000	4,784,000
Total revenues	135,538,000	144,083,000	152,020,000
EXPENSES
Operating, maintenance and management	25,545,000	27,593,000	27,771,000
Real estate and other property-related taxes	20,051,000	20,754,000	20,123,000
General and administrative	16,865,000	18,804,000	16,915,000
Depreciation and amortization	48,412,000	45,861,000	40,053,000
Total expenses	110,873,000	113,012,000	104,862,000

OTHER
Gain on sales	4,396,000	2,942,000	4,864,000
Impairment charges	(7,607,000)	(8,938,000)	(20,689,000)
Total other	(3,211,000)	(5,996,000)	(15,825,000)

OPERATING INCOME	21,454,000	25,075,000	31,333,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(21,974,000)	(23,509,000)	(22,146,000)
Early extinguishment of debt costs	-	-	(4,829,000)
Total non-operating income and expenses	(21,974,000)	(23,509,000)	(26,975,000)

NET (LOSS) INCOME	(520,000)	1,566,000	4,358,000

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(618,000)	(547,000)	(497,000)
Limited partners' interest in Operating Partnership	66,000	57,000	28,000
Total net (income) attributable to noncontrolling interests	(552,000)	(490,000)	(469,000)

NET (LOSS) INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	(1,072,000)	1,076,000	3,889,000

Preferred stock dividends	(10,752,000)	(10,752,000)	(10,863,000)
Preferred stock redemption costs	-	-	(3,507,000)

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(11,824,000)	$(9,676,000)	$(10,481,000)

NET (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):	$(0.92)	$(0.78)	$(0.83)

Weighted average number of common shares - basic and diluted	13,104,000	13,082,000	13,397,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2020	2019	2018

Net (loss) income	$(520,000)	$1,566,000	$4,358,000

Unrealized (loss) gain on change in fair value of cash flow hedges	(11,878,000)	(14,286,000)	1,518,000

Comprehensive (loss) income	(12,398,000)	(12,720,000)	5,876,000

Comprehensive (income) attributable to noncontrolling interests	(481,000)	(404,000)	(490,000)

Comprehensive (loss) income attributable to Cedar Realty Trust, Inc.	$(12,879,000)	$(13,124,000)	$5,386,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2020, 2019 and 2018

							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income (loss)	Total
BALANCE, DECEMBER 31, 2017	8,450,000	$207,508,000	13,836,000	$830,000	$(18,463,000)	$879,711,000	$(446,944,000)	$5,694,000	$628,336,000
Net (loss) income	—	—	—	—	—	—	3,889,000	—	3,889,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,497,000	1,497,000
Share-based compensation, net	—	—	(17,000)	(1,000)	1,891,000	1,461,000	—	—	3,351,000
Redemptions of Series B Shares	(2,000,000)	(47,967,000)	—	—	—	1,458,000	(3,507,000)	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	—	—	—	9,000	—	—	9,000
Common stock repurchases	—	—	(117,000)	(7,000)	—	(2,322,000)	—	—	(2,329,000)
Preferred stock dividends	—	—	—	—	—	—	(10,863,000)	—	(10,863,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(18,301,000)	—	(18,301,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	—
Issuance of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(148,000)	—	—	(148,000)
BALANCE, DECEMBER 31, 2018	6,450,000	159,541,000	13,702,000	822,000	(16,572,000)	880,169,000	(475,726,000)	7,191,000	555,425,000
Prior period adjustment - adoption of lease accounting standard	—	—	—	—	—	—	(515,000)	—	(515,000)
BALANCE, DECEMBER 31, 2018, RESTATED	6,450,000	159,541,000	13,702,000	822,000	(16,572,000)	880,169,000	(476,241,000)	7,191,000	554,910,000
Net (loss) income	—	—	—	—	—	—	1,076,000	—	1,076,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(14,200,000)	(14,200,000)
Share-based compensation, net	—	—	95,000	6,000	261,000	3,862,000	—	—	4,129,000
Common stock sales, net of issuance expenses	—	—	2,000	—	—	23,000	—	—	23,000
Common stock repurchases	—	—	(311,000)	(19,000)	—	(6,825,000)	—	—	(6,844,000)
Preferred stock dividends	—	—	—	—	—	—	(10,752,000)	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(17,808,000)	—	(17,808,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	27,000	—	—	27,000
BALANCE, DECEMBER 31, 2019	6,450,000	159,541,000	13,488,000	809,000	(16,311,000)	877,256,000	(503,725,000)	(7,009,000)	510,561,000
Net income (loss)	—	—	—	—	—	—	(1,072,000)	—	(1,072,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(11,807,000)	(11,807,000)
Share-based compensation, net	—	—	40,000	3,000	1,178,000	2,528,000	—	—	3,709,000
Common stock sales, net of issuance expenses	—	—	2,000	—	—	13,000	—	—	13,000
Preferred stock dividends	—	—	—	—	—	—	(10,752,000)	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(7,147,000)	—	(7,147,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(7,000)	—	—	(7,000)
BALANCE, DECEMBER 31, 2020	6,450,000	$159,541,000	13,530,000	$812,000	$(15,133,000)	$879,790,000	$(522,696,000)	$(18,816,000)	$483,498,000

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF EQUITY

Years ended December 31, 2020, 2019 and 2018

Continued

	Noncontrolling Interests
	Minority
	interests in	Limited
	consolidated	partners'		Total
	joint ventures	OP Units	Total	equity
BALANCE, DECEMBER 31, 2017	$(609,000)	$2,384,000	$1,775,000	$630,111,000
Net (loss) income	497,000	(28,000)	469,000	4,358,000
Unrealized gain on change in fair value of cash flow hedges	—	21,000	21,000	1,518,000
Share-based compensation, net	—	—	—	3,351,000
Redemptions of Series B Shares	—	—	—	(50,016,000)
Common stock sales, net of issuance expenses	—	—	—	9,000
Common stock repurchases	—	—	—	(2,329,000)
Preferred stock dividends	—	—	—	(10,863,000)
Distributions to common shareholders/noncontrolling interests	—	(90,000)	(90,000)	(18,391,000)
Redemption of OP Units	—	(7,000)	(7,000)	(7,000)
Issuance of OP Units	—	975,000	975,000	975,000
Reallocation adjustment of limited partners' interest	—	148,000	148,000	—
BALANCE, DECEMBER 31, 2018	(112,000)	3,403,000	3,291,000	558,716,000
Prior period adjustment - adoption of lease accounting standard	—	—	—	(515,000)
BALANCE, DECEMBER 31, 2018, RESTATED	(112,000)	3,403,000	3,291,000	558,201,000
Net (loss) income	547,000	(57,000)	490,000	1,566,000
Unrealized (loss) on change in fair value of cash flow hedges	—	(86,000)	(86,000)	(14,286,000)
Share-based compensation, net	—	—	—	4,129,000
Common stock sales, net of issuance expenses	—	—	—	23,000
Common stock repurchases	—	—	—	(6,844,000)
Preferred stock dividends	—	—	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	(111,000)	(111,000)	(17,919,000)
Redemption of OP Units	—	(43,000)	(43,000)	(43,000)
Reallocation adjustment of limited partners' interest	—	(27,000)	(27,000)	—
BALANCE, DECEMBER 31, 2019	435,000	3,079,000	3,514,000	514,075,000
Net income (loss)	618,000	(66,000)	552,000	(520,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	(71,000)	(71,000)	(11,878,000)
Share-based compensation, net	—	—	—	3,709,000
Common stock sales, net of issuance expenses	—	—	—	13,000
Preferred stock dividends	—	—	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	(42,000)	(42,000)	(7,189,000)
Reallocation adjustment of limited partners' interest	—	7,000	7,000	—
BALANCE, DECEMBER 31, 2020	$1,053,000	$2,907,000	$3,960,000	$487,458,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net (loss) income	$(520,000)	$1,566,000	$4,358,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales	(4,396,000)	(2,942,000)	(4,864,000)
Impairment charges	7,607,000	8,938,000	20,689,000
Extinguishment of debt costs	—	—	4,829,000
Straight-line rents and expenses, net	1,279,000	(265,000)	(1,142,000)
Provision for doubtful accounts	1,478,000	412,000	2,273,000
Depreciation and amortization	48,412,000	45,861,000	40,053,000
Amortization of intangible lease liabilities, net	(1,373,000)	(2,827,000)	(4,361,000)
Expense relating to share-based compensation, net	3,723,000	4,117,000	3,763,000
Amortization of premium on mortgage loans payable	—	—	(80,000)
Amortization of deferred financing costs	1,331,000	1,286,000	1,224,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(2,811,000)	(812,000)	(3,902,000)
Prepaid expenses and other	(9,216,000)	(3,037,000)	(6,591,000)
Accounts payable and accrued liabilities	(2,934,000)	1,378,000	1,651,000
Net cash provided by operating activities	42,580,000	53,675,000	57,900,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(39,551,000)	(31,910,000)	(30,377,000)
Net proceeds from sales of real estate	21,182,000	18,651,000	19,118,000
Acquisition of real estate	—	(9,083,000)	(179,000)
Issuance of mortgage note receivable	—	—	(3,500,000)
Net cash (used in) investing activities	(18,369,000)	(22,342,000)	(14,938,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(104,000,000)	(21,000,000)	(123,500,000)
Advances under revolving credit facility	173,000,000	27,000,000	168,500,000
Repayment under term loan	(75,000,000)	—	—
Advance under term loan	—	—	75,000,000
Mortgage repayments	(1,067,000)	(1,027,000)	(80,330,000)
Payment of early extinguishment of debt costs	—	—	(5,159,000)
Payments of debt financing costs	(326,000)	—	(705,000)
Noncontrolling interests:
Distributions to limited partners	(42,000)	(111,000)	(90,000)
Redemption of OP Units	—	(43,000)	(7,000)
Redemption on preferred stock	—	—	(50,016,000)
Common stock sales less issuance expenses, net	13,000	22,000	9,000
Common stock repurchases	—	(6,844,000)	(2,329,000)
Preferred stock dividends	(10,752,000)	(10,752,000)	(11,276,000)
Distributions to common shareholders	(7,147,000)	(17,808,000)	(18,301,000)
Net cash (used in) financing activities	(25,321,000)	(30,563,000)	(48,204,000)

Net (decrease) increase in cash, cash equivalents and restricted cash	(1,110,000)	770,000	(5,242,000)
Cash, cash equivalents and restricted cash at beginning of year	2,747,000	1,977,000	7,219,000
Cash, cash equivalents and restricted cash at end of year	$1,637,000	$2,747,000	$1,977,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$1,637,000	$2,747,000	$1,977,000
Restricted cash	—	—	—
Cash, cash equivalents and restricted cash	$1,637,000	$2,747,000	$1,977,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the "Company") is a real estate investment trust ("REIT") that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At December 31, 2020, the Company owned and managed a portfolio of 54 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2020, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at December 31, 2020) is represented by partnership units in the Operating Partnership (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 81,000 OP Units are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash. Unless specifically noted otherwise, all references to OP Units exclude limited partnership units held by the Company.

As used herein, the "Company" refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Policies

Reverse Stock Split

On November 25, 2020, the Company effected a 1-for-6.6 reverse stock split of the issued and outstanding shares of common stock. Each 6.6 shares of the Company's issued and outstanding common stock were combined into one share of the Company's common stock. The number of authorized shares and the par value of the common stock were not changed. In addition, the Company amended the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership. In accordance with accounting principles generally accepted in the United States (“GAAP”), all shares of common stock, restricted stock units, OP Units and per share/unit information that are presented in this Form 10-K were adjusted to reflect the reverse split on a retroactive basis for all periods presented.

Principles of Consolidation/Basis of Preparation

The consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities (“VIEs”) for which it is the primary beneficiary. Generally, a VIE is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support, (2) as a group, the holders of the equity investment at risk (a) lack the power through voting or similar rights to make decisions about the entity’s activities that significantly impact the entity’s performance, (b) have no obligation to absorb the expected losses of the entity, or (c) have no right to receive the expected residual returns of the entity, or (3) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately fewer voting rights. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary of a VIE has (1) the power to direct the activities that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Significant judgments related to these determinations include estimates about the current values, performance of real estate held by these VIEs, and general market conditions.

The Financial Accounting Standards Board (“FASB”) issued guidance which amended the consolidation requirements, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under the analysis, limited partnerships and other similar entities will be considered variable interest entities unless the limited partners hold substantive kick-out rights or participating rights. The guidance was adopted on January 1, 2016. The Company evaluated its existing joint venture property at San Souci Plaza based on the new guidance, determined the entity to be a variable interest entity, and continued to consolidate the entity. At December 31, 2020, this VIE owned real estate with a carrying value of $25.4 million and no mortgage loan payable.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

The Company has a 60%-owned joint venture originally formed to develop the project known as Crossroads II. This joint venture is consolidated as it is deemed to be a VIE and the Company is the primary beneficiary. The Company (1) guaranteed all related debt, (2) does not require its partners to fund additional capital requirements, (3) has an economic interest greater than its voting proportion and (4) directs the management activities that significantly impact the performance of the joint venture. At December 31, 2020, this VIE owned real estate with a carrying value of $36.9 million and no mortgage loan payable.

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

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years, with buildings being depreciated at the upper end of the range. Depreciation expense amounted to $43.6 million, $41.8 million and $36.1 million for 2020, 2019 and 2018, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

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

Cash and Cash Equivalents / Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days, and include cash at consolidated joint ventures of $0.2 million and $0.3 million at December 31, 2020 and 2019, respectively.

The terms of mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

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

In November 2018, the FASB clarified the existing accounting treatment relating to receivables arising from operating leases, stating that such receivables are not within the scope of the expected credit loss standard and that impairment of receivables arising from operating leases should be accounted for in accordance with the recently-adopted lease accounting standard. This required the Company, as of January 1, 2019, to review its existing lease portfolio to determine if all future lease payments are probable of collection and, if the Company determined that all future lease payments are not probable of collection, the Company will account for these leases on a cash basis. This required that all amounts that were historically recorded as bad debt expense, and previously included in operating expenses in the Company’s consolidated statement of operations, now be recorded as a direct reduction of rental revenues. In accordance with this guidance, $8.3 million and $2.4 million of rental revenue relating to certain leases that were no longer deemed probable of collection were not recorded as rental revenue for the years ended December 31, 2020 and 2019, respectively. Of these amounts, $1.4 million and $0.3 million, respectively, represented deferred rent receivables that were written-off for the years ended December 31, 2020 and 2019. Prior to January 1, 2019, the Company made estimates as to the collectability of its accounts receivable related to base rent, straight-line rent, percentage rent, expense reimbursements and other revenues. When management analyzed accounts receivable and evaluated the adequacy of the allowance for doubtful accounts, it considered such things as historical bad debts, tenant creditworthiness, current economic trends, current developments relevant to a tenant’s business specifically and to its business category generally, and changes in tenants’ payment patterns. The allowance for doubtful accounts was $1.4 million and $0.6 million at December 31, 2020 and 2019, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $1.5 million, $0.4 million and $2.2 million in 2020, 2019 and 2018, respectively.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

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

Income Taxes

The Company, organized in 1984, has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its stockholders and complies with certain other requirements. As of December 31, 2020, the Company was in compliance with all REIT requirements.

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

Share-Based Compensation

During 2017, the Company’s shareholders approved the 2017 Stock Incentive Plan (the “2017 Plan”), which replaced the Company’s 2012 Stock Incentive Plan (the “2012 Plan”). As of the effective date of the 2017 Plan, the Company may not grant any further awards under the 2012 Plan. The 2017 Plan establishes the procedures for the granting of, among other things, restricted stock awards. On May 1, 2019, the Company’s shareholders approved an amendment to the 2017 Plan, which increased the maximum number of shares of the Company’s common stock that may be issued pursuant to the 2017 Plan by 303,000 shares, to a new total of 909,000 shares (see Note 14 – “Share-Based Compensation”), and the maximum number of shares that may be granted to a participant in any calendar year may not exceed 76,000. All grants issued pursuant to the 2017 Plan generally vest (1) at the end of designated time periods for time-based grants, or (2) upon the completion of a designated period of performance for performance-based grants and satisfaction of performance criteria. Time–based grants are valued according to the market price for the Company’s common stock at the date of grant. For performance-based grants, the Company generally engages an independent appraisal company to determine the value of the shares at the date of grant, taking into account the underlying contingency risks associated with the performance criteria. The value of all grants are being expensed on a straight-line basis over their respective vesting periods (irrespective of achievement of the market performance-based grants) adjusted, as applicable, for forfeitures. For restricted share grants subject to graded vesting, the amounts expensed are at least equal to the measured expense of each vested tranche.  Based on the terms of the 2017 Plan, those grants of restricted shares that are contributed to the Rabbi Trusts are classified as treasury stock on the Company’s consolidated balance sheet.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2020	2019	2018
Supplemental disclosure of cash activities:
Cash paid for interest	$23,208,000	$23,859,000	$22,191,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	2,674,000	1,649,000	1,528,000
Buildings and improvements included in accounts payable and accrued liabilites	2,976,000	3,669,000	521,000
Recognition of right-of-use assets and related lease liabilities	703,000	13,778,000	—
Issuance of OP Units in connection with a land parcel acquisition	—	—	975,000

Issued and Adopted Accounting Pronouncements

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

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

In June 2016, the FASB issued guidance which enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, including accounts receivable, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The guidance was effective January 1, 2020, and the guidance did not have a material effect on the Company’s consolidated financial statements.

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of a novel strain of coronavirus (“COVID-19”). Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under ASC 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company evaluated its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances.

During 2020, the Company provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals.  The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases.  This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its receivables as tenant payments accrue and continues to recognize rental income. During 2020, the Company has entered into lease modifications that deferred approximately $3.2 million, of which $2.4 million relates to deferrals that the Company continued to recognize rental income. In addition, during 2020, the Company has entered into agreements that waived approximately $1.5 million of rent.

Note 3. Real Estate

Real estate activity for 2020 and 2019 is composed of the following:

	Years ended December 31,
	2020	2019
Cost
Balance, beginning of year	$1,515,206,000	$1,508,682,000
Properties transferred to held for sale	(22,512,000)	(36,265,000)
Property acquisitions	—	9,333,000
Outparcel dispositions	(840,000)	—
Asset write-offs	—	(3,633,000)
Improvements and betterments	35,624,000	37,089,000
Balance, end of the year	$1,527,478,000	$1,515,206,000

Accumulated depreciation
Balance, beginning of the year	$389,861,000	$361,969,000
Properties transferred held for sale	(3,947,000)	(10,143,000)
Outparcel dispositions	(90,000)	—
Asset write-offs	—	(3,107,000)
Depreciation expense	42,745,000	41,142,000
Balance, end of the year	$428,569,000	$389,861,000

Net book value	$1,098,909,000	$1,125,345,000

At December 31, 2020, Franklin Village Plaza was pledged as collateral for a mortgage loan payable. See Note 8 - “Mortgage Loans Payable and Credit Facilities”.

2019 Acquisition

On June 19, 2019, the Company purchased Girard Plaza, a shopping center adjacent to its South Philadelphia property, located in Philadelphia, Pennsylvania. The purchase price for the property was $8.5 million, which has been allocated to real estate assets and liabilities.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Dispositions

During 2020, 2019 and 2018, the Company sold the properties listed below:

		Date	Sales	Gain on
Property	Location	Sold	Price	Sale
2020
Metro Square	Owings Mills, MD	7/9/2020	$4,288,000	$-
Oakland Mills outparcel building	Columbia, MD	9/17/2020	1,050,000	643,000
Glen Allen Shopping Center	Glen Allen, VA	10/8/2020	8,540,000	1,780,000
Pine Grove Plaza outparcel building	Brown Mills, NJ	11/2/2020	1,100,000	565,000
Suffolk Plaza	Suffolk, VA	12/10/2020	6,950,000	1,408,000
			$21,928,000	$4,396,000
2019
Maxatawny Marketplace	Maxatawny, PA	2/15/2019	$10,330,000	$101,000
Fort Washington Center	Fort Washington, PA	6/26/2019	9,048,000	2,841,000
			$19,378,000	$2,942,000
2018
Mechanicsburg Center	Mechanicsburg, PA	8/28/2018	$16,100,000	$4,864,000
West Bridgewater Plaza	West Bridgewater, MA	9/28/2018	3,500,000	-
			$19,600,000	$4,864,000

The Company recorded impairment charges of $7.2 million relating to Metro Square during 2020, and $9.4 million relating to West Bridgewater Plaza during 2018, which are included in continuing operations in the accompanying consolidated statements of operations.

Real Estate Held for Sale

As of December 31, 2020, Carll’s Corner, located in Bridgeton, New Jersey, and The Commons, located in Dubois Pennsylvania, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

During, 2020, the Company recorded impairment charges of $0.4 million in connection with The Commons. In addition, the Company recorded an impairment charge of $8.9 million in connection with The Commons in 2019 and $11.3 million in connection with Carll’s Corner in 2018. These impairment charges have been included in continuing operations in the accompanying consolidated statement of operations.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

additional tenant improvement allowance between the 10th and 12th Lease years, upon the District’s timely election. The obligations of the District under the Lease are subject to annual budget appropriation.

Note 4. Fair Value Measurements

The carrying amounts of cash and cash equivalents, restricted cash, rents and other receivables, certain other assets, accounts payable and accrued liabilities, and variable-rate debt approximate their fair value due to their terms and/or short-term nature. The fair value of the Company’s investments and liabilities related to deferred compensation were determined to be Level 1 within the valuation hierarchy, and were based on independent values provided by financial institutions.

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities.  As of December 31, 2020 and December 31, 2019, the fair value of the Company’s fixed rate mortgage loan payable, which was determined to be Level 3 within the valuation hierarchy, was $47.0 million and $47.0 million, respectively; the carrying value of such loan was $45.4 million and $46.4 million, respectively. As of December 31, 2020 and December 31, 2019, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair values of the Company’s mortgage note receivable and finance lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of December 31, 2020 and December 31, 2019, respectively.

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2020, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019, respectively:

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$948,000	$—	$—	$948,000
Deferred compensation liabilities (b)	$952,000	$—	$—	$952,000
Interest rate swaps liability (b)	$—	$18,927,000	$—	$18,927,000

	December 31, 2019
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$823,000	$—	$—	$823,000
Deferred compensation liabilities (b)	$824,000	$—	$—	$824,000
Interest rate swaps asset (a)	$—	$136,000	$—	$136,000
Interest rate swaps liability (b)	$—	$7,180,000	$—	$7,180,000

(a) Included in other assets and deferred charges, net, in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

As of December 31, 2020, real estate held for sale on the consolidated balance sheet consisted of (1) one retail property, totaling $2.1 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non- recurring basis using a direct capitalization approach, consisting of a capitalization rate of 8.5%, and (2) one retail property, totaling $7.4 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using a discounted cash flow approach, consisting of a capitalization rate of 11.5% and a discount rate of 8.0%.

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

Excluding properties held for sale and sold, Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, accounted for an aggregate of approximately 13%, 12% and 11% of the Company’s total revenues during 2020, 2019 and 2018, respectively.

The Company’s properties are located largely in the region straddling the Washington, D.C. to Boston corridor, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 23 of the Company’s properties are located in Pennsylvania).

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Note 6. Receivables

Receivables at December 31, 2020 and 2019 are composed of the following:

	December 31,
	2020	2019
Rents and other receivables, net (a)	$6,541,000	$5,061,000
Mortgage note receivable	3,500,000	3,500,000
Straight-line rents, net	11,911,000	13,603,000
	$21,952,000	$22,164,000

(a)	Includes $1.9 million of net receivables related to deferred rent as a result of COVID-19 as of December 31, 2020.

Note 7. Other Assets and Deferred Charges, Net

Other assets and deferred charges, net, at December 31, 2020 and 2019 are composed of the following:

	December 31,
	2020	2019
Lease origination costs (a)	$22,331,000	$19,947,000
Right-of-use assets (b)	13,828,000	13,638,000
Prepaid expenses	6,906,000	6,048,000
Investments related to share-based compensation	948,000	823,000
Unsecured revolving credit facility financing costs	623,000	1,021,000
Leasehold improvements, furniture and fixtures	85,000	200,000
Interest rate swaps	—	136,000
Other	534,000	326,000
Total other assets and deferred charges, net	$45,255,000	$42,139,000

(a)

Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $5.5 million (cost of $19.4 million and accumulated amortization of $13.9 million) and $6.6 million (cost of $19.9 million and accumulated amortization of $13.3 million) as of December 31, 2020 and 2019, respectively.

(b)

In connection with of the new lease accounting standard (see Note 2 – “Issued and Adopted Accounting Pronouncements”), the Company recorded right-of-use assets and liabilities based on its future obligation under its ground lease and executive office lease agreements for which the Company is the lessee.

Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $6.2 million, $5.3 million and $5.2 million for 2020, 2019, and 2018, respectively. The unamortized balances of deferred lease origination costs is net of accumulated amortization of $37.1 million at December 31, 2020. In addition, deferred financing costs relating to the unsecured revolving credit facility is net of accumulated amortization of $2.1 million at December 31, 2020. Deferred lease origination costs and deferred financing costs relating to the unsecured revolving credit facility will be charged to future operations as follows:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

	Lease	Unsecured revolving
	origination	credit facility
	costs	financing costs
2021	$2,436,000	$623,000
2022	2,094,000	—
2023	1,805,000	—
2024	1,467,000	—
2025	1,196,000	—
Thereafter	13,333,000	—
	$22,331,000	$623,000

Note 8. Mortgage Loans Payable and Unsecured Credit Facilities

Debt and finance lease obligations are composed of the following at December 31, 2020 and 2019:

		December 31, 2020		December 31, 2019
			Contractual		Contractual
	Maturity	Balance	interest rates	Balance	interest rates
Description	dates	outstanding	weighted-average	outstanding	weighted-average
Fixed-rate mortgage	Jun 2026	$45,645,000	3.9%	$46,679,000	3.9%
Finance lease obligation	Sep 2050	5,631,000	5.3%	5,665,000	5.3%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility	Sep 2021 (a)	175,000,000	2.7%(b)	106,000,000	3.2%
Term loan	Sep 2022	50,000,000	1.9%	50,000,000	3.3%
Fixed-rate (c):
Term loan	Feb 2022	50,000,000	3.3%	50,000,000	3.0%
Term loan	Sep 2022	50,000,000	3.5%	50,000,000	2.8%
Term loan	Apr 2023	100,000,000	3.5%	100,000,000	3.2%
Term loan	Sep 2024	75,000,000	3.9%	75,000,000	3.7%
Term loan	Jul 2025	75,000,000	4.8%	75,000,000	4.6%
Term loan	n/a	-	-	75,000,000	3.6%
		626,276,000	3.4%	633,344,000	3.5%
Unamortized issuance costs		(2,002,000)		(2,769,000)
		$624,274,000		$630,575,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option
(b)

The interest rate on the revolving credit facility consists of LIBOR plus a credit spread based on the Company’s leverage ratio. The Company has an interest rate swap agreement expiring in February 2021, which converts the LIBOR rate to a fixed rate of 3.9% on $75.0 million of the facility, and a variable-rate of 1.8% on the remaining $100.0 million of the facility, resulting in a blended interest rate of 2.7% at December 31, 2020.

(c)

The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

Unsecured Revolving Credit Facility and Term Loans

The Company has a $300 million unsecured credit facility that consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022.  The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. On August 4, 2020, the Company amended its existing $300 million unsecured credit facility and term loans. After such amendments, the Company’s financial ratios and borrowing base are now all computed using the trailing four quarters as opposed to the current quarter annualized and interest rate swaps that are a hedge of existing debt are now excluded from the definition of debt. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 basis points (“bps”) to 195 bps (165 bps at December 31, 2020) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (160 bps at December 31, 2020), each based on the Company’s leverage ratio.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

The details of the remaining unsecured term loans are as follows:

Amount	Maturity date	Interest range
$50,000,000	February 2022	LIBOR + 130 bps to 190 bps
$50,000,000	September 2022	LIBOR + 130 bps to 190 bps
$100,000,000	April 2023	LIBOR + 165 bps to 225 bps
$75,000,000	September 2024	LIBOR + 170 bps to 225 bps
$75,000,000	July 2025	LIBOR + 170 bps to 225 bps

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements. As of the date of filing this Form 10-K, the Company had $175.0 million outstanding and $56.7 available for additional borrowings under its revolving credit facility, and was in compliance with all financial covenants. Additionally, the COVID-19 pandemic may negatively impact the Company’s future ability to remain compliant with all financial covenants, including the ability to generate sufficient unencumbered property adjusted net operating income to support current borrowings. The Company’s unencumbered property adjusted net operating income was not significantly impacted by the COVID-19 pandemic until the quarter ended June 30, 2020.  Accordingly, not until the quarter ended March 31, 2021, will the unencumbered property adjusted net operating income for the trailing twelve months fully reflect the negative impact of the COVID-19 pandemic.

Scheduled Principal Payments

Scheduled principal payments on a mortgage loan payable, finance lease obligation, unsecured term loans, and the unsecured credit facility at December 31, 2020, due on various dates from 2021 to 2050, are as follows:

	Mortgage Loan	Finance Lease	Revolving		Term		Unamortized
Year	Payable	Obligation	Credit Facility		Loans	Total	Issuance Costs	Total
2021	$1,074,000	$35,000	175,000,000	(a)	$-	$176,109,000	$(647,000)	$175,462,000
2022	1,116,000	37,000	-		150,000,000	151,153,000	(499,000)	150,654,000
2023	1,160,000	39,000	-		100,000,000	101,199,000	(274,000)	100,925,000
2024	1,206,000	41,000	-		75,000,000	76,247,000	(207,000)	76,040,000
2025	1,253,000	44,000	-		75,000,000	76,297,000	(115,000)	76,182,000
Thereafter	39,836,000	5,435,000	-		-	45,271,000	(260,000)	45,011,000
	$45,645,000	$5,631,000	$175,000,000		$400,000,000	$626,276,000	$(2,002,000)	$624,274,000

(a)	The revolving credit facility is subject to a one-year extension at the Company's option.

Derivative Financial Instruments

At December 31, 2020, the Company had $18.9 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $6.9 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

The following is a summary of the derivative financial instruments held by the Company at December 31, 2020 and December 31, 2019:

December 31, 2020
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$18,927,000	2021-2025	Accounts payable and accrued liabilities

December 31, 2019
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	2	$136,000	2020-2023	Other assets and deferred charges, net
Qualifying	Interest rate swaps	6	$7,180,000	2021-2025	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at December 31, 2020 and December 30, 2019 were $425.0 million and $425.0 million, respectively.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity 2020, 2019 and 2018, respectively:

		(Loss) gain recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Years ended December 31,
Cash flow	Derivative	2020	2019	2018
Qualifying	Interest rate swaps	$(17,940,000)	$(13,090,000)	$2,185,000

		Gain (loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Years ended December 31,
	Classification	2020	2019	2018
	Continuing Operations	$(6,062,000)	$1,196,000	$667,000

As of December 31, 2020, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Note 9. Intangible Lease Asset/Liability

Unamortized intangible lease liabilities that relate to below-market leases amounted to $8.9 million and $10.5 million at December 31, 2020 and December 31, 2019, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.2 million and $0.4 million at December 31, 2020 and December 31, 2019, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

The unamortized balance of intangible lease liabilities at December 31, 2020 is net of accumulated amortization of $32.3 million, and will be credited to future operations as follows:

2021	$931,000
2022	865,000
2023	794,000
2024	630,000
2025	619,000
Thereafter	5,100,000
$8,939,000

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

The Company’s executive offices are located at 44 South Bayles Avenue, Port Washington, New York. The terms of the lease, which will expire in February 2021, provide for future minimum rents of $0.1 million in 2021.

The Company is the lessee under several ground lease and its executive office lease agreements. In accordance with the adoption of the new lease accounting standard (see Note 2 – “Issued and Adopted Accounting Pronouncements”), the Company recorded right-of-use assets and related lease liabilities for these leases as of January 1, 2019. As of December 31, 2020, the Company’s weighted average remaining lease term is approximately 30.7 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.7%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $1.8 million, $1.7 million and $1.1 million for 2020, 2019 and 2018, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments for its ground lease and executive office lease agreements applicable to right-of-use liabilities as of December 31, 2020:

2021	$1,113,000
2022	1,112,000
2023	1,112,000
2024	1,114,000
2025	993,000
Thereafter	28,554,000
Total undiscounted future minimum lease payments	33,998,000
Future minimum lease payments, discount	(19,921,000)
Right-of-use liabilities	$14,077,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

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

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	December 31, 2020		December 31, 2019
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	124,774,000

On January 12, 2018, the Company redeemed 2,000,000 shares of Series B Preferred Stock at a price of $25.00 per share for an aggregate of $50.0 million, plus all accrued and unpaid dividends up to (but excluding) the redemption date.

Common Stock

On November 25, 2020, the Company effected a 1-for-6.6 reverse stock split of the issued and outstanding shares of common stock. Each 6.6 shares of the Company's issued and outstanding common stock were combined into one share of the Company's common stock. The number of authorized shares and the par value of the common stock were not changed. In addition, the Company amended the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership. In accordance with GAAP, all shares of common stock, restricted stock units, OP Units and per share/unit information that are presented in this Form 10-K were adjusted to reflect the reverse split on a retroactive basis for all periods presented.

On December 18, 2018, the Company’s Board of Directors approved a stock repurchase program, which authorized the Company to purchase up to $30.0 million of the Company’s common stock in the open market or through private transactions, subject to market conditions. The stock repurchase program expired on December 18, 2019. During 2018, the Company repurchased approximately 117,000 shares at a weighted average price per share of $19.91. During 2019, the Company repurchased an additional 311,000 shares at a weighted average price per share of $22.03. Since approval of the plan on December 18, 2018, the Company has repurchased 428,000 shares at a weighted average price per share of $21.45.

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) which offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock. Such purchases are at 100% of market value. There were no significant transactions under the DRIP during 2020, 2019 and 2018. At December 31, 2020, there remained 427,000 shares authorized under the DRIP.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Dividends

The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2020	2019	2018
Common stock	$0.528	$1.320	$1.320
7.25% Series B Preferred Stock	$1.812	$1.812	$1.812
6.50% Series C Preferred Stock	$1.625	$1.625	$1.625

At December 31, 2020 and 2019, there were $1.2 million and $1.2 million, respectively, of accrued preferred stock dividends.

On January 15, 2021, the Company’s Board of Directors declared a dividend of $0.066 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125  and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on February 22, 2021 to shareholders of record on February 10, 2021.

Note 12. Revenues

Rents for 2020, 2019 and 2018, respectively, are comprised of the following:

	Years ended December 31,
	2020	2019	2018
Base rents	$95,987,000	$105,041,000	$107,630,000
Expense recoveries	29,241,000	33,475,000	33,378,000
Percentage rent	1,778,000	971,000	725,000
Straight-line rents	(1,208,000)	405,000	1,142,000
Amortization of intangible lease liabilities, net	1,373,000	2,827,000	4,361,000
Total rents	$127,171,000	$142,719,000	$147,236,000

The Company recognizes lease termination income when the following conditions are met: (1) the lease termination agreement has been executed, (2) the lease termination fee is determinable, (3) all the Company’s landlord services pursuant to the terminated lease have been rendered, and (4) collectability of the lease termination fee is assured. On January 31, 2020, the Company agreed to a cash payment in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration at Metro Square. As a result of this termination, revenues for 2020, included approximately $7.1 million of other income.  In April 2018, the Company accepted a cash payment of $4.3 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration. As a result of this termination, revenues for 2018 includes $5.4 million, consisting of (1) $3.8 million of other income (the $4.3 million cash payment reduced by $0.5 million straight-line rent receivable) and (2) $1.5 million accelerated intangible lease liability amortization.

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2020 are approximately as follows (excluding those base rents applicable to properties classified as real estate held for sale):

2021	$93,213,000
2022	85,973,000
2023	85,650,000
2024	75,194,000
2025	62,652,000
Thereafter	334,634,000
$737,316,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such additional revenue amounts aggregated approximately $31.1 million, $34.4 million and $34.1 million for 2020, 2019 and 2018, respectively. Such amounts do not include amortization of intangible lease liabilities.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Note 13. 401(k) Retirement Plan

The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $375,000, $387,000, and $371,000 for 2020, 2019, and 2018, respectively.

Note 14. Share-Based Compensation

The following tables set forth certain share-based compensation information for 2020, 2019, and 2018, respectively:

	Years ended December 31,
	2020	2019	2018
Expense relating to share/unit grants	$3,954,000	$4,496,000	$4,217,000
Amounts capitalized	(231,000)	(379,000)	(454,000)
Total charged to operations	$3,723,000	$4,117,000	$3,763,000

		Weighted average
	Shares	grant date value
Unvested shares/units, December 31, 2019	645,000	$27.92
Restricted share grants	63,000	$17.48
Vested during period	(59,000)	$37.73
Forfeitures/cancellations	(7,000)	$40.38
Unvested shares/units, December 31, 2020	642,000	$25.86

At December 31, 2020, approximately 0.3 million shares remained available for grants pursuant to the 2017 Plan and, at that date, there remained an aggregate of $5.8 million applicable to all grants and awards to be expensed over a weighted average period of 2.1 years.

During 2020, there were 63,000 time-based restricted shares issued with a weighted average grant date fair value of $17.48 per share. During 2019, there were 79,000 time-based restricted shares issued, with a weighted average grant date fair value of $21.25 per share. Excluding the grants relating to the Company’s President and CEO (see below), during 2018, there were 92,000 time-based restricted shares issued, with a weighted average grant date fair value of $32.54 per share.

The total fair values of shares vested during 2020, 2019, and 2018 were $938,000, $485,000, and $7,556,000, respectively.

President and CEO Employment Contract

Upon employment on June 15, 2011, the Company’s President and CEO received restricted share grants totaling 378,800 shares, one-half of which was time-based, vesting upon the seventh anniversary of the date of grant (June 15, 2018), and the other half market performance-based, to be earned if the total annual return on an investment in the Company’s common stock (“TSR”) was at least an average of 6.5% per year for the seven years ended June 15, 2018. On June 15, 2018, approximately 189,400 time-based shares vested and approximately 189,400 market performance-based shares were forfeited as the market performance criteria was not achieved.

On June 15, 2018, in connection with a new amended and restated employment agreement, the Company’s President and CEO received an approximate 152,000 time-based restricted share grant at a market price of $28.91. However, as a result of an existing limitation within the 2017 Plan, only approximately 114,000 shares were granted on June 15, 2018, with the remaining 38,000 shares granted on January 1, 2019. All 152,000 time-based restricted shares will vest upon the fifth anniversary of the effective date of the employment agreement (June 15, 2023), subject to the Company’s President and CEO continuous employment with the Company through such date, subject to certain exceptions. Consistent with such time-based restricted grant awards to other participants, dividends will be paid on these shares.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

In addition, on June 15, 2018, the Company’s President and CEO was also granted a market performance-based equity award of approximately 227,000 restricted stock units (“RSUs”) and approximately 227,000 dividend equivalent rights of the Company. Each RSU represents a contingent right to receive one common share if certain market performance criteria are achieved. During the three years ending June 15, 2021 (the “Interim Performance Period”), a maximum of approximately 114,000 shares can be earned. Any portion of the market performance based equity award that is not earned as of the end of the Interim Performance Period will be carried forward for calculation for the five years ending June 15, 2023 (the “Full Performance Period”). The percentage of the market performance-based equity award to be earned will be determined based on the Company’s average annual TSR over the Interim Performance Period and/or over the Full Performance Period as follows: if average annual TSR (1) is below 4%, the percentage of grant earned would be 0%, (2) equals 4%, the percentage of grant earned would be 33.3%, (3) equals 6.5%, the percentage of grant earned would be 66.7%, and (4) equals 10% or above, the percentage of grant earned would be 100%. Linear interpolation shall be applied to determine the percentage of the market performance-based equity award that is earned where the average annual TSR over the performance period falls between the percentages set forth above. An independent appraisal determined the value of the market performance-based equity award for the interim and full performance periods to be $21.78 and $19.60 per share, respectively, compared to a market price at the date of grant of $28.91 per share.

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

Note 15. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2020, 2019 and 2018, the Company had 0.4 million, 0.4 million and 0.5 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the 2020, 2019 and 2018, respectively:

	Years ended December 31,
	2020	2019	2018
Numerator
Net (loss) income	$(520,000)	$1,566,000	$4,358,000
Preferred stock dividends	(10,752,000)	(10,752,000)	(10,863,000)
Preferred stock redemption costs	-	-	(3,507,000)
Net (income) attributable to noncontrolling interests	(552,000)	(490,000)	(469,000)
Net earnings allocated to unvested shares	(238,000)	(558,000)	(628,000)
Net (loss) attributable to vested common shares	$(12,062,000)	$(10,234,000)	$(11,109,000)
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	13,104,000	13,082,000	13,397,000

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.92)	$(0.78)	$(0.83)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For 2020, 2019 and 2018, no restricted stock units would have been issuable under the Company’s President and CEO market performance-based equity award (see Note 14 – “Share-Based Compensation”) had the measurement periods ended on December 31, 2020, 2019 and 2018, respectively. Therefore, this market performance-based equity award had no impact in calculating diluted EPS for 2020, 2019 and 2018. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 81,000, 83,000 and 65,000 for 2020, 2019 and 2018, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Note 16. Selected Quarterly Financial Data (unaudited)

	Quarter ended
	March 31	June 30	September 30	December 31
2020
Revenues	$42,485,000	$28,620,000	$31,175,000	$33,258,000
Net (loss) income	$(2,098,000)	$(6,009,000)	$1,404,000	$6,183,000
Net (loss) income attributable to common shareholders	$(4,934,000)	$(8,785,000)	$(1,421,000)	$3,316,000
Per common share (basic and diluted) (a)	$(0.39)	$(0.67)	$(0.11)	$0.25

2019
Revenues	$36,883,000	$35,660,000	$35,912,000	$35,628,000
Net income (loss)	$2,989,000	$5,544,000	$2,947,000	$(9,914,000)
Net income (loss) attributable to common shareholders	$194,000	$2,695,000	$92,000	$(12,657,000)
Per common share (basic and diluted) (a)	$0.00	$0.20	$(0.00)	$(0.98)

(a)

Differences between the sum of the four quarterly per share amounts and the annual per share amounts, if any, are attributable to the effect of the weighted average outstanding share calculation for the respective periods.

Note 17. Subsequent Events

In determining subsequent events, management reviewed all activity from January 1, 2021 through the date of filing this Annual Report on Form 10-K.

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Academy Plaza	PA	2001	100%	1965/2013	137,415	$2,406,000	$9,623,000
Big Y Shopping Center	CT	2013	100%	2007	101,105	11,272,000	23,395,000
Camp Hill	PA	2002	100%	1958/2005	430,198	4,460,000	17,857,000
Carmans Plaza	NY	2007	100%	1954/2007	195,485	8,539,000	35,804,000
Christina Crossing	DE	2017	100%	2008	119,446	4,341,000	23,227,000
Coliseum Marketplace	VA	2005	100%	1987/2012	106,648	2,924,000	14,416,000
Colonial Commons	PA	2011	100%	2011/2013	410,432	9,367,000	37,496,000
Crossroads II	PA	2008	60%	2009	133,717	15,383,000	-
East River Park	DC	2015	100%	1946-1996	150,038	9,143,000	30,893,000
Elmhurst Square	VA	2006	100%	1961-1983	66,254	1,371,000	5,994,000
Fairview Commons	PA	2007	100%	1976/2003	52,964	858,000	3,568,000
Fieldstone Marketplace	MA	2005/2012	100%	1988/2003	150,123	5,229,000	21,440,000
Fishtown Crossing	PA	2001	100%	1988	127,265	2,942,000	11,769,000
Franklin Village Plaza (a)	MA	2004/2012	100%	1987/2005	305,937	14,270,000	61,915,000
General Booth Plaza	VA	2005	100%	1985	71,639	1,935,000	9,493,000
Girard Plaza	PA	2019	100%	1950’s/2010	35,688	4,685,000	4,648,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,790	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	130,264	3,070,000	12,320,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Square	PA	2004	100%	1993/2010	102,058	1,153,000	4,678,000
Jordan Lane	CT	2005	100%	1969/1991	177,504	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985/2013	79,512	2,207,000	11,000,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Lawndale Plaza	PA	2015	100%	1998	92,773	3,635,000	21,854,000
Meadows Marketplace	PA	2004/2012	100%	2005	91,518	1,914,000	-
Newport Plaza	PA	2003	100%	1996	64,489	1,721,000	7,758,000
New London Mall	CT	2009	100%	1967/1997	259,566	14,891,000	24,967,000
Northside Commons	PA	2008	100%	2009	69,136	3,332,000	-
Norwood Shopping Center	MA	2006	100%	1965/2013	87,406	1,874,000	8,453,000
Oak Ridge Shopping Center	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/2013	90,100	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960's/2004	57,008	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/2012	111,051	1,488,000	6,566,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	79,306	2,010,000	6,489,000
Quartermaster Plaza	PA	2014	100%	2004	456,602	37,031,000	54,210,000
River View Plaza	PA	2003	100%	1991/1998	113,922	9,718,000	40,356,000
San Souci Plaza	MD	2009	40%	1985 - 1997	264,134	14,849,000	18,445,000
Senator Square	DC	2018	100%	1946 - 2005	42,941	-	5,327,000
Shoppes at Arts District	DC	2016	100%	2011	35,676	2,247,000	18,616,000
South Philadelphia	PA	2003	100%	1950/2003	193,085	8,222,000	36,314,000
Southington Center	CT	2003	100%	1972/2000	155,842	-	11,834,000
Swede Square	PA	2003	100%	1980/2012	100,809	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990/2012	227,598	7,632,000	29,308,000
The Point	PA	2000	100%	1972/2012	262,072	2,700,000	10,800,000
The Shops at Bloomfield Station	NJ	2016	100%	2015	63,844	625,000	17,674,000
The Shops at Suffolk Downs	MA	2005	100%	2005/2011	121,187	7,580,000	11,089,000
Timpany Plaza	MA	2007	100%	1970's-1989	182,799	3,412,000	19,240,000
Trexler Mall	PA	2005	100%	1973/2013	336,687	6,932,000	32,815,000
Trexlertown Plaza	PA	2006	100%	1990/2011	325,171	13,349,000	23,867,000
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Washington Center Shoppes	NJ	2001	100%	1979/1995	157,300	2,061,000	7,314,000
Webster Plaza	MA	2007	100%	1960's-2004	98,984	3,551,000	18,412,000
Yorktowne Plaza	MD	2007	100%	1970/2000	136,197	5,940,000	25,505,000
Other	n/a	n/a	100%	n/a	-	1,965,000	-
Total Portfolio					8,084,797	$285,607,000	$892,766,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2020
	cost		Building and		Accumulated
Property	capitalized (b)	Land	improvements	Total	depreciation
Academy Plaza	$6,107,000	$2,406,000	$15,730,000	$18,136,000	$6,651,000
Big Y Shopping Center	361,000	10,268,000	24,760,000	35,028,000	5,560,000
Camp Hill	40,626,000	4,093,000	58,850,000	62,943,000	24,270,000
Carmans Plaza	18,641,000	8,421,000	54,563,000	62,984,000	17,896,000
Christina Crossing	1,603,000	4,341,000	24,830,000	29,171,000	3,595,000
Coliseum Marketplace	5,629,000	3,586,000	19,383,000	22,969,000	8,465,000
Colonial Commons	7,846,000	9,367,000	45,342,000	54,709,000	16,580,000
Crossroads II	29,734,000	17,671,000	27,446,000	45,117,000	8,147,000
East River Park	7,514,000	9,398,000	38,152,000	47,550,000	6,558,000
Elmhurst Square	1,251,000	1,371,000	7,245,000	8,616,000	2,668,000
Fairview Commons	452,000	858,000	4,020,000	4,878,000	1,470,000
Fieldstone Marketplace	3,386,000	5,167,000	24,888,000	30,055,000	10,740,000
Fishtown Crossing	9,676,000	2,843,000	21,544,000	24,387,000	5,417,000
Franklin Village Plaza (a)	6,494,000	14,681,000	67,998,000	82,679,000	19,215,000
General Booth Plaza	(132,000)	1,935,000	9,361,000	11,296,000	3,522,000
Girard Plaza	52,000	4,685,000	4,700,000	9,385,000	405,000
Gold Star Plaza	755,000	1,644,000	7,274,000	8,918,000	3,409,000
Golden Triangle	12,824,000	2,320,000	22,537,000	24,857,000	10,288,000
Groton Shopping Center	8,552,000	3,113,000	20,829,000	23,942,000	6,453,000
Halifax Plaza	562,000	1,347,000	6,426,000	7,773,000	3,059,000
Hamburg Square	6,332,000	1,153,000	11,010,000	12,163,000	4,210,000
Jordan Lane	1,122,000	4,291,000	22,298,000	26,589,000	8,744,000
Kempsville Crossing	(2,754,000)	2,207,000	8,246,000	10,453,000	3,399,000
Kings Plaza	1,684,000	2,408,000	14,293,000	16,701,000	4,489,000
Lawndale Plaza	1,091,000	3,635,000	22,945,000	26,580,000	4,783,000
Meadows Marketplace	11,959,000	1,914,000	11,959,000	13,873,000	4,324,000
Newport Plaza	586,000	1,682,000	8,383,000	10,065,000	3,948,000
New London Mall	4,797,000	8,807,000	35,848,000	44,655,000	15,186,000
Northside Commons	10,108,000	3,379,000	10,061,000	13,440,000	2,863,000
Norwood Shopping Center	1,017,000	1,874,000	9,470,000	11,344,000	3,447,000
Oak Ridge Shopping Center	471,000	960,000	4,725,000	5,685,000	1,878,000
Oakland Commons	(344,000)	2,504,000	15,318,000	17,822,000	5,904,000
Oakland Mills	1,088,000	1,530,000	7,461,000	8,991,000	3,088,000
Palmyra Shopping Center	2,082,000	1,488,000	8,648,000	10,136,000	3,731,000
Pine Grove Plaza	579,000	1,622,000	7,456,000	9,078,000	3,386,000
Quartermaster Plaza	3,548,000	37,031,000	57,758,000	94,789,000	13,019,000
Riverview Plaza	9,598,000	10,872,000	48,800,000	59,672,000	20,002,000
San Souci Plaza	5,182,000	13,406,000	25,070,000	38,476,000	13,092,000
Senator Square	2,485,000	-	7,812,000	7,812,000	1,145,000
Shoppes at Arts District	75,000	2,247,000	18,691,000	20,938,000	3,338,000
South Philadelphia	17,210,000	10,363,000	51,383,000	61,746,000	23,388,000
Southington Center	1,704,000	-	13,538,000	13,538,000	5,429,000
Swede Square	8,254,000	2,272,000	14,482,000	16,754,000	6,309,000
The Brickyard	4,821,000	7,648,000	34,113,000	41,761,000	12,923,000
The Point	19,534,000	2,996,000	30,038,000	33,034,000	13,507,000
The Shops at Bloomfield Station	393,000	625,000	18,067,000	18,692,000	3,097,000
The Shops at Suffolk Downs	10,547,000	7,580,000	21,636,000	29,216,000	7,942,000
Timpany Plaza	2,366,000	3,368,000	21,650,000	25,018,000	7,006,000
Trexler Mall	13,691,000	6,932,000	46,506,000	53,438,000	16,945,000
Trexlertown Plaza	31,032,000	15,674,000	52,574,000	68,248,000	14,866,000
Valley Plaza	1,903,000	1,950,000	9,669,000	11,619,000	4,490,000
Washington Center Shoppes	6,891,000	2,000,000	14,266,000	16,266,000	6,315,000
Webster Plaza	4,035,000	4,082,000	21,916,000	25,998,000	7,353,000
Yorktowne Plaza	2,560,000	5,801,000	28,204,000	34,005,000	10,323,000
Other	1,525,000	878,000	2,612,000	3,490,000	332,000
Total Portfolio	$349,105,000	$284,694,000	$1,242,784,000	$1,527,478,000	$428,569,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

The changes in real estate and accumulated depreciation for the years ended December 31, 2020, 2019 and 2018, respectively, are as follows:

Cost	2020		2019	2018
Balance, beginning of the year	$1,515,206,000		$1,508,682,000	$1,534,599,000
Properties transferred to held for sale	(22,512,000)		(36,265,000)	(61,505,000)
Property acquisitions	—		9,333,000	6,481,000
Outparcel dispositions	(840,000)		—	—
Improvements and betterments	35,624,000		37,089,000	29,107,000
Asset write-offs	—		(3,633,000)	—
Balance, end of the year	$1,527,478,000	(c)	$1,515,206,000	$1,508,682,000

Accumulated depreciation
Balance, beginning of the year	$389,861,000		$361,969,000	$341,943,000
Properties transferred to held for sale	(3,947,000)		(10,143,000)	(14,886,000)
Outparcel dispositions	(90,000)		—	—
Depreciation expense (d)	42,745,000		41,142,000	34,912,000
Asset write-offs	—		(3,107,000)	—
Balance, end of the year	$428,569,000		$389,861,000	$361,969,000

Net book value	$1,098,909,000		$1,125,345,000	$1,146,713,000

(a)	Amount of encumbrance totals $45.6 million at December 31, 2020.
(b)	Negative amounts represent write-offs of fully depreciated assets.
(c)	At December 31, 2020, the aggregate cost for federal income tax purposes was approximately $25.6 million greater than the Company's recorded values.
(d)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

During the three months ended December 31, 2020, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – 2013 Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cedar Realty Trust, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cedar Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cedar Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule listed in the Index at Item 15(a) and our report dated February 11, 2021 expressed an unqualified opinion thereon.

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
February 11, 2021

Items 9B.	Other Information

None.

Part III.

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from the Company’s definitive proxy statement, which we expect to file in March 2021 (and in any event not later than 120 days after the close of our fiscal year), for the 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 10.	Directors, Executive Officers and Corporate Governance

This item is incorporated by reference to the definitive proxy statement for the 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation

This item is incorporated by reference to the definitive proxy statement for the 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the definitive proxy statement for the 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the definitive proxy statement for the 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

This item is incorporated by reference to the definitive proxy statement for the 2021 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	1. Financial Statements

The response to this portion of Item 15 is included in Item 8 of this report.

2.	Financial Statement Schedules

The response to this portion of Item 15 is included in Item 8 of this report.

3.	Exhibits

Item	Title or Description

3.1.a	Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2013.

3.1.b	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.2 of Form 8-A filed on August 18, 2017.

3.1.c	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 22, 2017.

3.1.d	Articles Supplementary to Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on December 15, 2017.

3.1.e	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 7, 2018.

3.1.f	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.1 of Form 8-K filed on November 27, 2020.

3.1.g	Articles of Amendment to the Articles of Incorporation of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 27, 2020.

3.2	Amended and Restated By-laws of Cedar Realty Trust, Inc., incorporated by reference to Exhibit 3.2 of Form 8-K filed on November 2, 2020.

3.3.a	Agreement of Limited Partnership of Cedar Shopping Centers Partnership, L.P., incorporated by reference to Exhibit 3.4 of the Registration Statement on Form S-11/A filed on October 14, 2003.

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

3.3.f	Amendment No. 5 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 16, 2012.

3.3.g	Amendment No. 6 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 29, 2012.

Item	Title or Description
3.3.h	Amendment No. 7 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 14, 2012.

3.3.i	Amendment No. 8 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on November 21, 2012.

3.3.j	Amendment No. 9 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on February 11, 2013.

3.3.k	Amendment No. 10 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on August 22, 2017.

3.3.1	Amendment No. 11 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on December 15, 2017.

3.3.m	Amendment No. 12 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P.

4.1

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4.1 of Form 10-K for the year ended December 31, 2019.

10.1.a.1*	Cedar Realty Trust, Inc. 2012 Stock Incentive Plan, incorporated by reference to Exhibit A of the Definitive Proxy Statement filed on April 25, 2012.
10.1.a.2*	First Amendment to Cedar Realty Trust, Inc. 2012 Stock Incentive Plan.
10.1.b.1*	Cedar Realty Trust, Inc. 2017 Stock Incentive Plan, incorporated by reference to Annex A of the Definitive Proxy Statement filed on March 23, 2017.

10.1.b.2*	First Amendment to Cedar Realty Trust, Inc. 2017 Stock Incentive Plan, incorporated by reference to Annex A of the Definitive Proxy Statement filed on March 29, 2019.

10.1.b.3*	Second Amendment to Cedar Realty Trust, Inc. 2017 Stock Incentive Plan.

10.2.a*	2005 Cedar Shopping Centers, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 10.1 of Form 8-K filed on December 22, 2005.

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

Item	Title or Description
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

10.4.a.2	First Amendment to Fourth Amended and Restated Loan Agreement, dated as of July 24, 2018, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended June 30, 2018.

10.4.a.3	Second Amendment to Fourth Amended and Restated Loan Agreement, dated as of August 4, 2020, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2020.

10.4.b.1

Third Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of July 24, 2018, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2018.

10.4.b.2	First Amendment to Third Amended and Restated Loan Agreement, dated as of August 4, 2020, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2020.

10.4.c.1

Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., Regions Bank and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of April 26, 2016 incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended March 31, 2016.

10.4.c.2	First Amendment to Loan Agreement, dated as of July 15, 2016 incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2016.

10.4.c.3	Second Amendment to Loan Agreement, dated as of July 24, 2018, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended June 30, 2018.

10.4.c.4	Third Amendment to Loan Agreement, dated as of August 4, 2020, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended September 30, 2020.

10.5

Commercial Lease Agreement with the Government of the District of Columbia’s Department of General Services, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2020.

21.1	List of Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

Item	Title or Description
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRLtags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contracts or compensatory plans required to be filed pursuant to Rule 601 of Regulation S-K.
(b)	Exhibits

The response to this portion of Item 15 is included in Item 15(a)(3) above.

(c)	The following financial statement schedules are filed as part of the report:

The response to this portion of Item 15 is included in Item 15(a)(2) above.

Item 16.	Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR REALTY TRUST, INC.

/s/ BRUCE J. SCHANZER	/s/ PHILIP R. MAYS
Bruce J. Schanzer	Philip R. Mays
President (principal executive officer)	Senior Executive Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

/s/ GASPARE J. SAITTA, II
Gaspare J. Saitta, II
Vice President and Chief Accounting Officer
(principal accounting officer)

February 11, 2021

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

February 11, 2021