Form 10-Q
period 2021-03-31
CEDAR REALTY TRUST, INC.
filed 2021-05-06
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

At April 30, 2021, there were 13,628,108 shares of Common Stock, $0.06 par value, outstanding.

CEDAR REALTY TRUST, INC.

Forward-Looking Statements

Certain statements made in this Current Report on Form 10-Q or incorporated by reference herein are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Cedar Realty Trust, Inc. (the “Company”) to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “estimates”, “projects”, “anticipates”, “believes”, “expects”, “intends”, “future”, and words of similar import, or the negative thereof. Factors that could cause actual results, performance or achievements to differ materially from current expectations include, but are not limited to: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including: (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, particularly including our retail tenants and other retailers, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as individuals adversely impacted by the COVID-19 pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of our retail tenants recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (d) the potential adverse impact on returns from redevelopment projects, (e) to the extent we were seeking to sell properties in the near term, significantly greater uncertainty regarding our ability to do so at attractive prices, and (f) the broader impact of the severe economic contraction and increase in unemployment that has occurred in the short term and negative consequences that will occur if these trends are not quickly reversed; (ii) the ability and willingness of the Company’s tenants and other third parties to satisfy their obligations under their respective contractual arrangements with the Company; (iii) the loss or bankruptcy of the Company’s tenants, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic; (iv) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms in the event of nonrenewal or in the event the Company exercises its right to replace an existing tenant, and obligations the Company may incur in connection with the replacement of an existing tenant, particularly, in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic, and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate physical retail locations in future; (v) macroeconomic conditions, such as a disruption of or lack of access to capital markets and the adverse impact of the recent significant decline in the Company’s share price from prices prior to the spread of the COVID-19 pandemic; (vi) financing risks, such as the Company’s inability to obtain new financing or refinancing on favorable terms as the result of market volatility or instability; (vii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (viii) the impact of the Company’s leverage on operating performance; (ix) risks related to the market for retail space generally, including reductions in consumer spending, variability in retailer demand for leased space, adverse impact of e-commerce, ongoing consolidation in the retail sector and changes in economic conditions and consumer confidence; (x) risks endemic to real estate and the real estate industry generally; (xi) competitive risks; (xii) risks related to the geographic concentration of the Company’s properties in the Washington, D.C. to Boston corridor; (xiii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiv) the inability of the Company to realize anticipated returns from its redevelopment activities; (xv) uninsured losses; (xvi) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; and (xvii) information technology security breaches. For further discussion of factors that could materially affect the outcome of forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and other documents that the Company files with the Securities and Exchange Commission from time to time.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Real estate:
Land	$280,433,000	$284,694,000
Buildings and improvements	1,190,060,000	1,242,784,000
	1,470,493,000	1,527,478,000
Less accumulated depreciation	(414,071,000)	(428,569,000)
Real estate, net	1,056,422,000	1,098,909,000

Real estate held for sale	49,091,000	9,498,000
Cash and cash equivalents	3,138,000	1,637,000
Receivables	22,818,000	21,952,000
Other assets and deferred charges, net	48,487,000	45,255,000
TOTAL ASSETS	$1,179,956,000	$1,177,251,000

LIABILITIES AND EQUITY
Mortgage loan payable	$45,132,000	$45,385,000
Finance lease obligation	5,334,000	5,340,000
Unsecured revolving credit facility	179,000,000	175,000,000
Unsecured term loans	398,705,000	398,549,000
Accounts payable and accrued liabilities	53,048,000	56,580,000
Unamortized intangible lease liabilities	8,639,000	8,939,000
Total liabilities	689,858,000	689,793,000

Commitments and contingencies	-	-

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,629,000 and 13,530,000 shares, issued and outstanding, respectively)	818,000	812,000
Treasury stock (416,000 and 447,000 shares, respectively, at cost)	(13,961,000)	(15,133,000)
Additional paid-in capital	879,413,000	879,790,000
Cumulative distributions in excess of net income	(525,171,000)	(522,696,000)
Accumulated other comprehensive (loss)	(14,645,000)	(18,816,000)
Total Cedar Realty Trust, Inc. shareholders' equity	485,995,000	483,498,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	1,203,000	1,053,000
Limited partners' OP Units	2,900,000	2,907,000
Total noncontrolling interests	4,103,000	3,960,000
Total equity	490,098,000	487,458,000
TOTAL LIABILITIES AND EQUITY	$1,179,956,000	$1,177,251,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended March 31,
	2021	2020
REVENUES
Rental revenues	$33,336,000	$35,115,000
Other	215,000	7,370,000
Total revenues	33,551,000	42,485,000
EXPENSES
Operating, maintenance and management	7,780,000	7,721,000
Real estate and other property-related taxes	5,120,000	5,122,000
General and administrative	4,528,000	5,002,000
Depreciation and amortization	11,211,000	13,747,000
Total expenses	28,639,000	31,592,000

OTHER
Gain on sales	1,047,000	-
Impairment charges	-	(7,474,000)
Total other	1,047,000	(7,474,000)

OPERATING INCOME	5,959,000	3,419,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(4,706,000)	(5,517,000)
Total non-operating income and expenses	(4,706,000)	(5,517,000)

NET INCOME (LOSS)	1,253,000	(2,098,000)

Net (income) loss attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(150,000)	(176,000)
Limited partners' interest in Operating Partnership	9,000	28,000
Total net (income) attributable to noncontrolling interests	(141,000)	(148,000)

NET INCOME (LOSS) ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	1,112,000	(2,246,000)

Preferred stock dividends	(2,688,000)	(2,688,000)

NET (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,576,000)	$(4,934,000)

NET (LOSS) PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):	$(0.12)	$(0.39)

Weighted average number of common shares - basic and diluted	13,144,000	13,086,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)

(unaudited)

	Three months ended March 31,
	2021	2020

Net income (loss)	$1,253,000	$(2,098,000)

Unrealized gain (loss) on change in fair value of cash flow hedges	4,197,000	(15,014,000)

Comprehensive income (loss)	5,450,000	(17,112,000)

Comprehensive (income) attributable to noncontrolling interests	(167,000)	(58,000)

Comprehensive income (loss) attributable to Cedar Realty Trust, Inc.	$5,283,000	$(17,170,000)

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Three months ended March 31, 2021

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2020	6,450,000	$159,541,000	13,530,000	$812,000	$(15,133,000)	$879,790,000	$(522,696,000)	$(18,816,000)	$483,498,000
Net income (loss)	—	—	—	—	—	—	1,112,000	—	1,112,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	4,171,000	4,171,000
Share-based compensation, net	—	—	99,000	6,000	1,172,000	(397,000)	—	—	781,000
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(899,000)	—	(899,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	19,000	—	—	19,000
Balance, March 31, 2021	6,450,000	$159,541,000	13,629,000	$818,000	$(13,961,000)	$879,413,000	$(525,171,000)	$(14,645,000)	$485,995,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2020	$1,053,000	$2,907,000	$3,960,000	$487,458,000
Net income (loss)	150,000	(9,000)	141,000	1,253,000
Unrealized gain on change in fair value of cash flow hedges	—	26,000	26,000	4,197,000
Share-based compensation, net	—	—	—	781,000
Common stock sales, net of issuance expenses	—	—	—	1,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(904,000)
Reallocation adjustment of limited partners' interest	—	(19,000)	(19,000)	—
Balance, March 31, 2021	$1,203,000	$2,900,000	$4,103,000	$490,098,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statement of Equity

Three months ended March 31, 2020

Continued

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	income	Total
Balance, December 31, 2019	6,450,000	$159,541,000	13,488,000	$809,000	$(16,311,000)	$877,256,000	$(503,725,000)	$(7,009,000)	$510,561,000
Net loss	—	—	—	—	—	—	(2,246,000)	—	(2,246,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(14,924,000)	(14,924,000)
Share-based compensation, net	—	—	46,000	3,000	1,006,000	(143,000)	—	—	866,000
Common stock sales, net of issuance expenses	—	—	—	—	—	5,000	—	—	5,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,468,000)	—	(4,468,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	5,000	—	—	5,000
Balance, March 31, 2020	6,450,000	$159,541,000	13,534,000	$812,000	$(15,305,000)	$877,123,000	$(513,127,000)	$(21,933,000)	$487,111,000

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2019	$435,000	$3,079,000	$3,514,000	$514,075,000
Net loss	176,000	(28,000)	148,000	(2,098,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	(90,000)	(90,000)	(15,014,000)
Share-based compensation, net	—	—	—	866,000
Common stock sales, net of issuance expenses	—	—	—	5,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(27,000)	(27,000)	(4,495,000)
Reallocation adjustment of limited partners' interest	—	(5,000)	(5,000)	—
Balance, March 31, 2020	$611,000	$2,929,000	$3,540,000	$490,651,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net (loss) income	$1,253,000	$(2,098,000)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sales	(1,047,000)	—
Impairment charges	—	7,474,000
Straight-line rents and expenses, net	(103,000)	(16,000)
Provision for doubtful accounts	68,000	53,000
Depreciation and amortization	11,211,000	13,747,000
Amortization of intangible lease liabilities, net	(277,000)	(459,000)
Expense relating to share-based compensation, net	880,000	1,014,000
Amortization of deferred financing costs	342,000	310,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(1,845,000)	(953,000)
Prepaid expenses and other	(2,234,000)	(2,507,000)
Accounts payable and accrued liabilities	1,294,000	(3,176,000)
Net cash provided by operating activities	9,542,000	13,389,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(6,949,000)	(9,813,000)
Net proceeds from sales of real estate	1,248,000	—
Net cash (used in) investing activities	(5,701,000)	(9,813,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(2,000,000)	(7,000,000)
Advances under revolving credit facility	6,000,000	83,000,000
Mortgage repayments	(273,000)	(263,000)
Payments of debt financing costs	(2,476,000)	—
Noncontrolling interests:
Distributions to limited partners	(5,000)	(27,000)
Common stock sales less issuance expenses, net	1,000	5,000
Preferred stock dividends	(2,688,000)	(2,688,000)
Distributions to common shareholders	(899,000)	(4,468,000)
Net cash (used in) provided by financing activities	(2,340,000)	68,559,000

Net increase in cash, cash equivalents and restricted cash	1,501,000	72,135,000
Cash, cash equivalents and restricted cash at beginning of year	1,637,000	2,747,000
Cash, cash equivalents and restricted cash at end of year	$3,138,000	$74,882,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$3,138,000	$74,882,000
Restricted cash	—	—
Cash, cash equivalents and restricted cash	$3,138,000	$74,882,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At March 31, 2021, the Company owned and managed a portfolio of 53 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At March 31, 2021, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at March 31, 2021) is represented by partnership units in the Operating Partnership (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 81,000 OP Units outstanding at March 31, 2021 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash. Unless specifically noted otherwise, all references to OP Units exclude limited partnership units held by the Company.

As used herein, the “Company” refers to Cedar Realty Trust, Inc. and its subsidiaries on a consolidated basis, including the Operating Partnership or, where the context so requires, Cedar Realty Trust, Inc. only.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation/Basis of Preparation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles (“GAAP”) for interim reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statement disclosures. In the opinion of management, all adjustments necessary for fair presentation (including normal recurring accruals) have been included. The financial statements are prepared on the accrual basis in accordance with GAAP, which requires management to make estimates and assumptions that affect the disclosure of contingent assets and liabilities, the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the periods covered by the financial statements. Actual results could differ from these estimates. The unaudited consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The unaudited consolidated financial statements include the accounts and operations of the Company, the Operating Partnership, its subsidiaries, and certain joint venture partnerships in which it participates. The Company consolidates all variable interest entities for which it is the primary beneficiary.

Supplemental Consolidated Statements of Cash Flows Information

	Three months ended March 31,
	2021	2020
Supplemental disclosure of cash activities:
Cash paid for interest	$5,271,000	$5,653,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	799,000	593,000
Buildings and improvements included in accounts payable and accrued liabilities	644,000	—
Recognition of right-of-use assets and related lease liabilities	—	703,000

Recently Issued and Adopted Accounting Pronouncements

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of a novel strain of coronavirus (“COVID-19”). Under existing

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

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

During the three months ended March 31, 2021, the Company provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals.  The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases.  This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its receivables as tenant payments accrue and continues to recognize rental income. Through March 31, 2021, the Company has entered into lease modifications that deferred approximately $3.3 million, of which $2.4 million relates to deferrals that the Company continued to recognize rental income. In addition, through March 31, 2021, the Company has entered into agreements that waived approximately $1.8 million of rent.

Note 3. Real Estate

Development Asset

On July 23, 2020, the Company entered into a commercial lease agreement (the “Lease”) with the Government of the District of Columbia (the “District”), for the lease by the District of office space in a new six-story building to be constructed by the Company at Senator Square. The building is planned to house the new office headquarters for the District of Columbia’s Department of General Services’ (“DGS”) 700-member workforce. The term of the Lease is 20 years and 10 months, to commence upon substantial completion and delivery to DGS. Demolition on the space began in the second quarter of 2021 and the Company currently estimates that the space will be delivered during the end of the fourth quarter 2022.

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

On May 5, 2021, the Company formed a joint venture with Goldman Sachs Urban Investment Group and Asland Capital Partners for the construction of an approximately 258,000 square foot six-story commercial building in Washington D.C. consisting of approximately 240,000 square feet of office space which is 100% leased to the Washington, D.C., Department of General Services (DGS) for its headquarters and approximately 18,000 square feet of street-level retail. This building is planned as the first phase of Northeast Heights, a redevelopment of two existing shopping centers, East River Park and Senator Square, into a mixed-use residential, office and retail property. Further, the joint venture has secured construction financing from JP Morgan not to exceed $105 million. The construction loan initially bears interest at LIBOR plus 200 basis points and has an initial term of three years with two, one-year extension options subject to customary conditions. The Company will have a 10% interest in the joint venture and be a co-general partner along with Asland Capital Partners.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

Disposition

On February 24, 2021, the Company sold an outparcel building adjacent to Kempsville Crossing, located in Virginia Beach, Virginia, for $1.3 million, resulting in a $1.0 million gain which is included in operating income in the accompanying consolidated statement of operations. On May 5, 2021, the Company sold The Commons for $9.8 million.

Real Estate Held for Sale

As of March 31, 2021, Carll’s Corner, located in Bridgeton, New Jersey, The Commons, located in Dubois, Pennsylvania, and Camp Hill Shopping Center, located in Harrisburg, Pennsylvania, have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

The Company, when applicable, conducts a continuing review of the values for all properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow or income capitalization analyses, if no contract amounts are being negotiated (see Note 4 - “Fair Value Measurements”), or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell, if applicable.

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

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturity.  As of March 31, 2021 and December 31, 2020, the fair value of the Company’s fixed rate mortgage loan payable, which was determined to be Level 3 within the valuation hierarchy, was $46.5 million and $47.0 million, respectively; the carrying value of such loan was $45.1 million and $45.4 million, respectively. As of March 31, 2021 and December 31, 2020, respectively, the aggregate fair values of the Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair value of the Company’s mortgage note receivable and finance lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of March 31, 2021 and December 31, 2020, respectively.

The valuations of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of March 31, 2021, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, respectively:

	March 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$881,000	$—	$—	$881,000
Deferred compensation liabilities (b)	$885,000	$—	$—	$885,000
Interest rate swaps liability (b)	$—	$14,731,000	$—	$14,731,000

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$948,000	$—	$—	$948,000
Deferred compensation liabilities (b)	$952,000	$—	$—	$952,000
Interest rate swaps liability (b)	$—	$18,927,000	$—	$18,927,000

(a) Included in other assets and deferred charges, net, in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

As of March 31, 2021, real estate held for sale on the consolidated balance sheet consisted of (1) one retail property, totaling $2.2 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using a direct capitalization approach, consisting of a capitalization rate of 8.5%, (2) one retail property, totaling $7.5 million, which was determined to be Level 3 asset under the hierarchy, and was measured at fair value less cost to sell on a non-recurring basis using a discounted cash flow approach, consisting of a capitalization rate of 11.5% and a discount rate of 8.0%, and (3) one property, which was determined to be a Level 2 under the hierarchy, for which the carrying value was below its fair value.

Note 5. Mortgage Loans Payable and Unsecured Credit Facility

Debt and finance lease obligations are composed of the following at March 31, 2021:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

		March 31, 2021
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgage	Jun 2026	$45,381,000	3.9%
Finance lease obligation	Sep 2050	5,622,000	5.3%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility (a)	Sep 2021	179,000,000	1.7%
Term loan	Sep 2022	50,000,000	1.8%
Fixed-rate (b):
Term loan	Feb 2022	50,000,000	3.3%
Term loan	Sep 2022	50,000,000	3.5%
Term loan	Apr 2023	100,000,000	3.5%
Term loan	Sep 2024	75,000,000	3.9%
Term loan	Jul 2025	75,000,000	4.8%
		630,003,000	3.1%
Unamortized issuance costs		(1,832,000)
		$628,171,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.
(b)

The interest rates on these term loans consist of the London Interbank Offered Rate (“LIBOR”) plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

Unsecured Revolving Credit Facility and Term Loans

On August 4, 2020, the Company amended its existing $300 million unsecured credit facility and term loans. After such amendments, the Company’s financial ratios and borrowing base are now all computed using the trailing four quarters as opposed to the current quarter annualized and interest rate swaps that are a hedge of existing debt are now excluded from the definition of debt. The $300 million unsecured credit facility consists of (1) a $250 million revolving credit facility, expiring on September 8, 2021, and (2) a $50 million term loan, expiring on September 8, 2022. The revolving credit facility may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions. Under an accordion feature, the facility can be increased to $750 million, subject to customary conditions and lending commitments. Interest on borrowings under the revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (165 bps at March 31, 2021 and as of this filing) and interest on borrowings under the term loan component can range from LIBOR plus 130 to 190 bps (160 bps at March 31, 2021 and as of this filing), each based on the Company’s leverage ratio. Interest on borrowings under the unsecured credit facility and term loans are based on the Company’s leverage ratio.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements. As of the date of filing this Quarterly Report on Form 10-Q, the Company had $59.0 million outstanding and $60.0 million available for additional borrowings under its revolving credit facility, and was in compliance with all financial covenants. Additionally, the COVID-19 pandemic may negatively impact the Company’s future ability to remain compliant with all financial covenants, including the ability to generate sufficient unencumbered property adjusted net operating income to support current borrowings. The Company’s unencumbered property adjusted net operating income was not significantly impacted by the COVID-19 pandemic until the quarter ended June 30, 2020.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

On May 5, 2021, the Company closed a non-recourse mortgage for $114.0 million. The mortgage matures June 1, 2031, bears interest at a fixed-rate of 3.49% and requires payment of interest only for the first five years followed by payments of principal and interest based on thirty-year amortization for the remainder of the term. The loan is secured by five shopping centers consisting of Lawndale Plaza, The Shops at Suffolk Downs, Christina Crossing, Trexlertown Plaza, and The Point.  These properties had no pre-existing debt and the proceeds from this new loan were used to reduce amounts outstanding under the Company’s revolving credit facility.

Derivative Financial Instruments

The fair values of the interest rate swaps applicable to the unsecured term loans discussed above are included in accounts payable and accrued liabilities on the consolidated balance sheet at March 31, 2021. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), limited partners’ interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $6.5 million of accumulated other comprehensive loss will be reclassified as a decrease to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at March 31, 2021 and December 31, 2020:

March 31, 2021
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	6	$14,731,000	2022-2025	Accounts payable and accrued liabilities

December 31, 2020
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$18,927,000	2021-2025	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at March 31, 2021 and December 31, 2020 were $350.0 million and $425.0 million, respectively.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three months ended March 31, 2021 and 2020, respectively:

		(Loss) gain recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Three months ended March 31,
Cash flow	Derivative	2021	2020
Qualifying	Interest rate swaps	$2,394,000	$(15,363,000)

		Gain (loss) recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Three months ended March 31,
	Classification	2021	2020
	Continuing Operations	$(1,803,000)	$(349,000)

As of March 31, 2021 the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

The Company is the lessee under several ground lease and its executive office lease agreements. As of March 31. 2021, the Company’s weighted average remaining lease term is approximately 30.6 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.7%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.4 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively.

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

As a result of COVID-19, the Company has received numerous rent relief requests, most often in the form of rent deferrals. The Company has evaluated, and continues to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. During the quarters ended March 31, 2021 and December 31, 2020, the Company collected 96% and 94% of contractual base rents and monthly tenant reimbursements, respectively. Through March 31, 2021, the Company deferred approximately $3.3 million and waived approximately $1.8 million of rental income, respectively. To date, the weighted average payback period of deferred rent is approximately 10 months, beginning at various time commencing in July 2020 through March 2021. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to grant additional rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such additional rent relief is currently unknown as negotiations are in progress. The extent to which COVID-19 impacts the Company’s business, operations and financial results will depend on numerous evolving factors that the Company is not able to predict at this time.

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	March 31, 2021		December 31, 2020
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	124,774,000

Common Stock

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

On November 25, 2020, the Company effected a 1-for-6.6 reverse stock split of the issued and outstanding shares of common stock. Each 6.6 shares of the Company’s issued and outstanding common stock were combined into one share of the Company’s common stock. The number of authorized shares and the par value of the common stock were not changed. In addition, the Company amended the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership. In accordance with GAAP, all shares of common stock, restricted stock units, OP Units and per share/unit information that are presented in this Form 10-Q were adjusted to reflect the reverse split on a retroactive basis for all periods presented.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended March 31,
	2021	2020
Common stock	$0.066	$0.330
7.25% Series B Preferred Stock	$0.453	$0.453
6.50% Series C Preferred Stock	$0.406	$0.406

On April 19, 2021, the Company’s Board of Directors declared a dividend of $0.066 per share with respect to its common stock. At the same time, the Board declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on May 20, 2021 to shareholders of record on May 10, 2021.

Note 8. Revenues

Rental revenues for the three months ended March 31, 2021 and 2020, respectively, comprise the following:

	Three months ended March 31,
	2021	2020
Base rents	$24,015,000	$25,762,000
Expense recoveries	8,348,000	8,555,000
Percentage rent	565,000	296,000
Straight-line rents	131,000	43,000
Amortization of intangible lease liabilities, net	277,000	459,000
Total rents	$33,336,000	$35,115,000

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. During 2021 and 2020, the Company’s assessment has specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability. In the event that collectability with respect to any tenant changes the Company recognizes an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. During 2021 and 2020, the Company identified various tenants where collection was no longer considered probable. The determination to record revenue on a cash basis and write off any outstanding straight-line receivable from these various tenants reduced net income $0.1 million   for the three months ended March 31, 2021. In addition, during the three months ended March 31, 2021, $0.5 million  of billed charges, consisting of rent and tenant reimbursements, were unpaid, and based on the Company’s determination to record revenue on a cash basis for these tenants, these amounts were not recorded as revenue for the three months ended March 31, 2021.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three months ended March 31, 2021 and 2020, respectively:

	Three months ended March 31,
	2021	2020
Expense relating to share/unit grants	$929,000	$1,077,000
Amounts capitalized	(49,000)	(63,000)
Total charged to operations	$880,000	$1,014,000

		Weighted average
	Shares	grant date value
Unvested shares/units, December 31, 2020	642,000	$25.86
Restricted share grants	119,000	$10.58
Vested during period	(67,000)	$38.62
Forfeitures/cancellations	(6,000)	$17.54
Unvested shares/units, March 31, 2021	688,000	$22.05

During the three months ended March 31, 2021 there were 119,000 restricted shares issued, with a weighted average grant date fair value of $10.58 per share.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three months ended March 31, 2021 and 2020, the Company had 0.5 million and 0.5 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Numerator
Net income (loss)	$1,253,000	$(2,098,000)
Preferred stock dividends	(2,688,000)	(2,688,000)
Net (income) attributable to noncontrolling interests	(141,000)	(148,000)
Net earnings allocated to unvested shares	(33,000)	(154,000)
Net (loss) attributable to vested common shares	$(1,609,000)	$(5,088,000)
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	13,144,000	13,086,000

Net (loss) per common share attributable to common shareholders, basic and diluted	$(0.12)	$(0.39)

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

(unaudited)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three months ended March 31, 2021 and 2020, no restricted stock units (“RSU’s”) would have been issuable under the Company’s President and CEO market performance-based equity award had the measurement period ended on March 31, 2021, and 2020, respectively; therefore this market performance-based equity award had no impact in calculation diluted EPS. Net income/loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding were 81,000 and 81,000 for the three months ended March 31, 2021 and 2020, respectively.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from April 1, 2021 through the date of filing this Quarterly Report on Form 10-Q. Other than those events disclosed in this report, there were no other events or transactions that occurred that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At March 31, 2021, the Company owned and managed a portfolio of 53 operating properties (excluding properties “held for sale”) totaling 7.6 million square feet of gross leasable area (“GLA”). The portfolio was 87.8% leased and 86.9% occupied at March 31, 2021.

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

Significant Circumstances and Transactions

COVID-19 Pandemic

As a result of COVID-19, the Company has received numerous rent relief requests, most often in the form of rent deferrals. The Company has entered into lease modifications that deferred approximately $3.3 million and waived approximately $1.8 million of rental income through March 31, 2021, respectively. To date, the weighted average payback period of deferred rent is approximately 10 months, beginning at various time commencing in July 2020 through March 2021. The Company has collected approximately 96% and 94% of contractual base rents and monthly tenant reimbursements for the quarters ended March 31, 2021 and December 31, 2020, respectively. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to grant additional rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such additional rent relief is currently unknown as negotiations are in progress.

Real Estate

On July 23, 2020, the Company entered into a commercial lease agreement (the “Lease”) with the Government of the District of Columbia (the “District”), for the lease by the District of office space of approximately 240,000 square feet in a new six-story building to be constructed by the Company at Senator Square. The building is planned to house the new office headquarters for the District of Columbia’s Department of General Services’ (“DGS”) 700-member workforce. The term of the Lease is 20 years and 10 months, to commence upon substantial completion and delivery to DGS. Demolition began on the space in second quarter of 2021 and the Company currently estimates that the space will be delivered during the end of the fourth quarter 2022.

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

On May 5, 2021, the Company formed a joint venture with Goldman Sachs Urban Investment Group and Asland Capital Partners for the construction of an approximately 258,000 square foot six-story commercial building in Washington D.C. consisting of approximately 240,000 square feet of office space which is 100% leased to the Washington, D.C., Department of General Services (DGS) for its headquarters and approximately 18,000 square feet of street-level retail. This building is planned as the first phase of Northeast Heights, a redevelopment of two existing shopping centers, East River Park and Senator Square, into a mixed-use residential, office and retail property. Further, the joint venture has secured construction financing from JP Morgan not to exceed $105 million. The construction loan initially bears interest at LIBOR plus 200 basis points and has an initial term of three years with two, one-year extension options subject to customary conditions. The Company will have a 10% interest in the joint venture and be a co-general partner along with Asland Capital Partners.

As of March 31, 2021, Carll’s Corner, located in Bridgeton, New Jersey, The Commons, located in Dubois, Pennsylvania and Camp Hill Shopping Center, located in Harrisburg, Pennsylvania have been classified as “real estate held for sale” on the accompanying consolidated balance sheet. On May 5, 2021, the Company sold The Commons for $9.8 million.

On February 24, 2021, the Company sold an outparcel building adjacent to Kempsville Crossing, located in Virginia Beach, Virginia, for $1.3 million, resulting in a $1.0 million gain which is included in operating income in the accompanying consolidated statement of operations.

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

On May 5, 2021, the Company closed a non-recourse mortgage for $114.0 million. The mortgage matures June 1, 2031, bears interest at a fixed-rate of 3.49% and requires payment of interest only for the first five years followed by payments of principal and interest based on thirty-year amortization for the remainder of the term. The loan is secured by five shopping centers consisting of Lawndale Plaza, The Shops at Suffolk Downs, Christina Crossing, Trexlertown Plaza, and The Point.  These properties had no pre-existing debt and the proceeds from this new loan were used to reduce amounts outstanding under the Company’s revolving credit facility.

Common Stock

On November 25, 2020, the Company effected a 1-for-6.6 reverse stock split of the issued and outstanding shares of common stock. Each 6.6 shares of the Company’s issued and outstanding common stock were combined into one share of the Company’s common stock. The number of authorized shares and the par value of the common stock were not changed. In addition, the Company amended the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership. In accordance with GAAP, all shares of common stock, restricted stock units, OP Units and per share/unit information that are presented in this Form 10-Q were adjusted to reflect the reverse split on a retroactive basis for all periods presented.

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

The Company believes there have been no material changes to the items disclosed as its critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  See Note 2 – “Summary of Significant Accounting Policies” for recently-adopted accounting pronouncements.

Results of Operations

Comparison of three months ended March 31, 2021 to March 31, 2020

			Change
	2021	2020	Dollars	Percent
Revenues	$33,551,000	$42,485,000	$(8,934,000)	-21.0%
Property operating expenses	(12,900,000)	(12,843,000)	(57,000)	0.4%
Property operating income	20,651,000	29,642,000	(8,991,000)
General and administrative	(4,528,000)	(5,002,000)	474,000	-9.5%
Depreciation and amortization	(11,211,000)	(13,747,000)	2,536,000	-18.4%
Gain on sales	1,047,000	—	1,047,000	n/a
Impairment charges	—	(7,474,000)	7,474,000	n/a
Interest expense	(4,706,000)	(5,517,000)	811,000	-14.7%
Net income (loss)	1,253,000	(2,098,000)	3,351,000
Net (income) attributable to noncontrolling interests	(141,000)	(148,000)	7,000
Net income (loss) attributable to Cedar Realty Trust, Inc.	$1,112,000	$(2,246,000)	$3,358,000

Revenues were lower as a result of (1) $7.1 million relating to a dark anchor tenant terminating its lease prior to the contractual expiration in 2020 at Metro Square, (2) a decrease of $1.2 million in rental revenues and expense recoveries attributable to redevelopment properties, (3) a decrease of $0.5 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2021 and 2020 and (4) a decrease of $0.2 million in rental revenues and expense recoveries attributable to same-center properties.

Property operating expenses were higher as a result of (1) an increase of $0.7 million in property operating expenses attributable to same center properties, partially off-set by (2) a decrease of $0.5 million in property operating expenses attributable to redevelopment properties and (3) a decrease of $0.1 million in property operating expenses attributable to properties sold or held for sale during 2021 and 2020.

General and administrative costs were lower primarily as a result of (1) a decrease of $0.4 million in payroll related costs.

Depreciation and amortization expenses were lower as a result of (1) a decrease of $1.4 million attributable to redevelopment properties, (2) a decrease of $1.0 million attributable to properties that were sold or held for sale in 2021 and 2020 and (3) a decrease of $0.2 million attributable to same center properties.

Gain on sales in 2021 relates to the sale of an outparcel building at Kempsville Crossing, located in Virginia Beach, Virginia.

Impairment charges in 2020 relates to Metro Square, located in Owings Mill, Maryland, and The Commons, located in Dubois, Pennsylvania.

Interest expense was lower as a result of (1) a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $0.4 million, (2) a decrease in the overall weighted average interest rate which resulted in a decrease in interest expense of $0.3 million, and (3) an increase in capitalized interest of $0.2 million.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	For the three months ended March 31,
	2021	2020
Operating income	$5,959,000	$3,419,000
Add (deduct):
General and administrative	4,528,000	5,002,000
Gain on sales	(1,047,000)	—
Impairment charges	—	7,474,000
Depreciation and amortization	11,211,000	13,747,000
Straight-line rents	(131,000)	(43,000)
Amortization of intangible lease liabilities	(277,000)	(459,000)
Other adjustments	(26,000)	(58,000)
NOI related to properties not defined as same-property	(3,604,000)	(11,575,000)
Same-property NOI	$16,613,000	$17,507,000

Number of same properties	45	45
Same-property occupancy, end of period	89.4%	90.7%
Same-property leased, end of period	90.1%	92.8%
Same-property average base rent, end of period	$13.53	$13.73

Same-property NOI for the comparable three month periods decreased 5.1% as a result of the negative impact of the COVID-19 pandemic which reduced rental revenues for the same-property portfolio.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the three months ended March 31, 2021:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($)
Renewals	21	144,100	16.16	16.14	0.1%	2.56
New Leases - Comparable	4	33,500	21.84	20.66	5.7%	17.91	(a)
New Leases - Non-Comparable (b)	6	90,600	16.21	n/a	n/a	66.22	(a)
Total (c)	31	268,200	16.88	n/a	n/a	25.98

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $2.34 per square foot.

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

On November 25, 2020, the Company effected a 1-for-6.6 reverse stock split of the issued and outstanding shares of common stock. Each 6.6 shares of the Company’s issued and outstanding common stock were combined into one share of the Company’s common stock. The number of authorized shares and the par value of the common stock were not changed. In addition, the Company amended the Limited Partnership Agreement of our Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership.

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

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements.  As of the date of filing this Quarterly Report on Form 10-Q, the Company had $59.0 million outstanding and $60.0 million available for additional borrowings under its revolving credit facility, and was in compliance with all financial covenants. However, the COVID-19 pandemic may negatively impact the Company’s future ability to remain compliant with all financial covenants, including the ability to generate sufficient unencumbered property adjusted net operating income to support current borrowings (See “Item 1A – Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020). The Company’s unencumbered property adjusted net operating income was not significantly impacted by the COVID-19 pandemic until the quarter ended June 30, 2020.

On May 5, 2021, the Company closed a non-recourse mortgage for $114.0 million. The mortgage matures June 1, 2031, bears interest at a fixed-rate of 3.49% and requires payment of interest only for the first five years followed by payments of principal and interest based on thirty-year amortization for the remainder of the term. The loan is secured by five shopping centers consisting of Lawndale Plaza, The Shops at Suffolk Downs, Christina Crossing, Trexlertown Plaza, and The Point.  These properties had no pre-existing debt and the proceeds from this new loan were used to reduce amounts outstanding under the Company’s revolving credit facility.

Debt and finance lease obligations are composed of the following at March 31, 2021:

		March 31, 2021
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgage	Jun 2026	$45,381,000	3.9%
Finance lease obligation	Sep 2050	5,622,000	5.3%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility (a)	Sep 2021	179,000,000	1.7%
Term loan	Sep 2022	50,000,000	1.8%
Fixed-rate (b):
Term loan	Feb 2022	50,000,000	3.3%
Term loan	Sep 2022	50,000,000	3.5%
Term loan	Apr 2023	100,000,000	3.5%
Term loan	Sep 2024	75,000,000	3.9%
Term loan	Jul 2025	75,000,000	4.8%
		630,003,000	3.1%
Unamortized issuance costs		(1,832,000)
		$628,171,000

          (a)   The revolving credit facility is subject to a one-year extension at the Company’s option.

(b)  The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

The Company is currently exploring secured and unsecured refinancing options with various lenders. The following table details the Company’s debt and finance lease obligation maturities at March 31, 2021:

	Mortgage Loan	Finance Lease	Revolving		Term
Year	Payable	Obligation	Credit Facility		Loans	Total
2021	$810,000	$26,000	179,000,000	(a)	$-	$179,836,000
2022	1,116,000	37,000	-		150,000,000	151,153,000
2023	1,160,000	39,000	-		100,000,000	101,199,000
2024	1,206,000	41,000	-		75,000,000	76,247,000
2025	1,253,000	44,000	-		75,000,000	76,297,000
Thereafter	39,836,000	5,435,000	-		-	45,271,000
	$45,381,000	$5,622,000	$179,000,000		$400,000,000	$630,003,000

(a)	The revolving credit facility is subject to a one-year extension at the Company’s option.

The remaining property-specific mortgage loan payable matures in 2026. Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common and preferred stock dividends during 2020, and has continued to declare and pay common and preferred stock dividends during 2021. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. Additionally, the Board of Directors may reduce, as it did with the May 2020 common stock dividend of $0.01 per common share, or suspend payment of dividends to retain cash and reduce debt obligations and/or to fund redevelopments and other capital needs. The

Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Net Cash Flows

	For the three months ended March 31,
	2021	2020
Cash flows provided by (used in):
Operating activities	$9,542,000	$13,389,000
Investing activities	$(5,701,000)	$(9,813,000)
Financing activities	$(2,340,000)	$68,559,000

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $12.3 million for the three months ended March 31, 2021 and $20.0 million for the three months ended March 31, 2020. The decrease was primarily a result of the Company accepting a payment of $8.0 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2020, which was partially offset by (1) the negative impact of the COVID-19 pandemic in 2020, and (2) property dispositions in 2019.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s expenditures for property improvements and property disposition activities. During the three months ended March 31, 2021 the Company incurred expenditures of $6.9 million for property improvements, which was partially offset by $1.2 million in proceeds from the sale of properties. During the three months ended March 31, 2020, the Company incurred expenditures of $9.8 million for property improvements.

Financing Activities

During the three months ended March 31, 2021, the Company had $3.6 million of preferred and common stock distributions, $0.3 million of mortgage repayments, and $2.5 million of debt financing costs, which were partially offset by net advances of $4.0 million under the revolving credit facility. During the three months ended March 31, 2020, the Company had net advances of $76.0 million under the revolving credit facility, which was partially offset by $7.2 million of preferred and common stock distributions, and $0.3 million of mortgage repayments.

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

A reconciliation of net (loss) income attributable to common shareholders to FFO and Operating FFO for the three months ended March 31, 2021 and 2020 is as follows:

	For the three months ended March 31,
	2021	2020
Net (loss) attributable to common shareholders	$(1,576,000)	$(4,934,000)
Real estate depreciation and amortization	11,193,000	13,705,000
Limited partners' interest	(9,000)	(28,000)
Gain on sales	(1,047,000)	—
Impairment charges	—	7,474,000
Consolidated minority interests:
Share of income	150,000	176,000
Share of FFO	(113,000)	(143,000)
FFO applicable to diluted common shares	8,598,000	16,250,000
Redevelopment costs (a)	—	483,000
Operating FFO applicable to diluted common shares	$8,598,000	$16,733,000

FFO per diluted common share	$0.62	$1.17
Operating FFO per diluted common share	$0.62	$1.21
Weighted average number of diluted common shares (b):
Common shares and equivalents	13,834,000	13,753,000
OP Units	81,000	81,000
	13,915,000	13,834,000

(a)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At March 31, 2021, the Company had $14.7 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At March 31, 2021, long-term debt consisted of a fixed-rate mortgage loan payable, a finance lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $401.0 million of fixed-rate debt outstanding was 3.9%, with maturities at various dates through 2050. The average interest rate on the $229.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility and a term loan, was 1.8%. With respect to the $229.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $2.3 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Disclosure Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Disclosure Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of March 31, 2021, and have concluded that such disclosure controls and procedures are effective.

During the three months ended March 31, 2021, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

Debt

On May 5, 2021, the Company's subsidiaries Cedar Christina Crossing, LLC, Cedar-Revere LLC, The Point Associates, L.P., Cedar-Trexler Plaza 2, LLC, and Lawndale I, LP (collectively, the "Borrowers") entered into a $114.0 million loan (the “Loan”) with The Guardian Life Insurance Company of America (the "Lender"), which is secured by five grocery-anchored shopping centers consisting of Lawndale Plaza, The Shops at Suffolk Downs, Christina Crossing, Trexlertown Plaza, and The Point. These properties had no pre-existing debt and the proceeds from this new loan was used to reduce amounts outstanding under the Company’s revolving credit facility.

The Loan is evidenced by a promissory note and has an interest rate of 3.49% per annum.  The Loan matures on June 1, 2031, and requires payment of interest only for the first five years followed by payments of principal and interest based on thirty-year amortization for the remainder of the term.

The Loan Agreement contains customary events of default, including payment defaults. If an event of default occurs under the Loan Agreement, the Lender may exercise other remedies subject, in certain instances, to the expiration of applicable cure periods.

Joint Venture

On May 5, 2021, the Company formed a joint venture with Goldman Sachs Urban Investment Group and Asland Capital Partners for the construction of an approximately 258,000 square foot six-story commercial building in Washington D.C. consisting of approximately 240,000 square feet of office space which is 100% leased to the Washington, D.C., Department of General Services (DGS) for its headquarters and approximately 18,000 square feet of street-level retail. This building is planned as the first phase of Northeast Heights, a redevelopment of two existing shopping centers, East River Park and Senator Square, into a mixed-use residential, office and retail property. Further, the joint venture has secured construction financing from JP Morgan not to exceed $105 million. The construction loan initially bears interest at LIBOR plus 200 basis points and has an initial term of three years with two, one-year extension options subject to customary conditions. The Company will have a 10% interest in the joint venture and be a co-general partner along with Asland Capital Partners.

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

May 6, 2021