Form 10-Q
period 2021-09-30
CEDAR REALTY TRUST, INC.
filed 2021-11-04
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

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

At October 29, 2021, there were 13,660,585 shares of Common Stock, $0.06 par value, outstanding.

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

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Real estate:
Land	$280,238,000	$284,694,000
Buildings and improvements	1,117,950,000	1,242,784,000
	1,398,188,000	1,527,478,000
Less accumulated depreciation	(432,488,000)	(428,569,000)
Real estate, net	965,700,000	1,098,909,000

Real estate held for sale	1,876,000	9,498,000
Investment in unconsolidated joint venture	3,193,000	-
Cash and cash equivalents	4,731,000	1,637,000
Restricted cash	230,000	-
Receivables	22,290,000	21,952,000
Other assets and deferred charges, net	38,751,000	45,255,000
TOTAL ASSETS	$1,036,771,000	$1,177,251,000

LIABILITIES AND EQUITY
Mortgage loan payable	$157,040,000	$45,385,000
Finance lease obligation	5,324,000	5,340,000
Unsecured revolving credit facility	66,000,000	175,000,000
Unsecured term loans	298,809,000	398,549,000
Accounts payable and accrued liabilities	45,173,000	56,580,000
Unamortized intangible lease liabilities	8,066,000	8,939,000
Total liabilities	580,412,000	689,793,000

Commitments and contingencies	-	-

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,669,000 and 13,530,000 shares, issued and outstanding, respectively)	820,000	812,000
Treasury stock (415,000 and 447,000 shares, respectively, at cost)	(13,862,000)	(15,133,000)
Additional paid-in capital	879,900,000	879,790,000
Cumulative distributions in excess of net income	(562,124,000)	(522,696,000)
Accumulated other comprehensive (loss)	(12,050,000)	(18,816,000)
Total Cedar Realty Trust, Inc. shareholders' equity	452,225,000	483,498,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	1,450,000	1,053,000
Limited partners' OP Units	2,684,000	2,907,000
Total noncontrolling interests	4,134,000	3,960,000
Total equity	456,359,000	487,458,000
TOTAL LIABILITIES AND EQUITY	$1,036,771,000	$1,177,251,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
REVENUES
Rental revenues	$30,395,000	$30,890,000	$95,611,000	$94,466,000
Other	167,000	285,000	722,000	7,814,000
Total revenues	30,562,000	31,175,000	96,333,000	102,280,000
EXPENSES
Operating, maintenance and management	5,570,000	5,579,000	19,646,000	18,808,000
Real estate and other property-related taxes	4,797,000	5,253,000	14,968,000	15,353,000
General and administrative	4,229,000	3,925,000	13,630,000	12,833,000
Depreciation and amortization	9,510,000	10,035,000	30,978,000	38,208,000
Total expenses	24,106,000	24,792,000	79,222,000	85,202,000

OTHER
Gain on sales	-	679,000	49,904,000	679,000
Impairment charges	(82,736,000)	-	(80,887,000)	(7,607,000)
Total other	(82,736,000)	679,000	(30,983,000)	(6,928,000)

OPERATING (LOSS) INCOME	(76,280,000)	7,062,000	(13,872,000)	10,150,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(4,603,000)	(5,658,000)	(14,294,000)	(16,853,000)
Total non-operating income and expenses	(4,603,000)	(5,658,000)	(14,294,000)	(16,853,000)

NET (LOSS) INCOME	(80,883,000)	1,404,000	(28,166,000)	(6,703,000)

Net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(125,000)	(144,000)	(397,000)	(460,000)
Limited partners' interest in Operating Partnership	492,000	7,000	214,000	87,000
Total net loss (income) attributable to noncontrolling interests	367,000	(137,000)	(183,000)	(373,000)

NET (LOSS) INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	(80,516,000)	1,267,000	(28,349,000)	(7,076,000)

Preferred stock dividends	(2,688,000)	(2,688,000)	(8,064,000)	(8,064,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(83,204,000)	$(1,421,000)	$(36,413,000)	$(15,140,000)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):	$(6.28)	$(0.11)	$(2.77)	$(1.17)

Weighted average number of common shares - basic and diluted	13,252,000	13,110,000	13,191,000	13,101,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

Net (loss) income	$(80,883,000)	$1,404,000	$(28,166,000)	$(6,703,000)

Unrealized gain (loss) on change in fair value of cash flow hedges	1,595,000	1,480,000	6,811,000	(14,122,000)

Comprehensive (loss) income	(79,288,000)	2,884,000	(21,355,000)	(20,825,000)

Comprehensive loss (income) attributable to noncontrolling interests	358,000	(146,000)	(228,000)	(289,000)

Comprehensive (loss) income attributable to Cedar Realty Trust, Inc.	$(78,930,000)	$2,738,000	$(21,583,000)	$(21,114,000)

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statements of Equity

Nine months ended September 30, 2021

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	loss	Total
Balance, December 31, 2020	6,450,000	$159,541,000	13,530,000	$812,000	$(15,133,000)	$879,790,000	$(522,696,000)	$(18,816,000)	$483,498,000
Net income (loss)	—	—	—	—	—	—	1,112,000	—	1,112,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	4,171,000	4,171,000
Share-based compensation, net	—	—	99,000	6,000	1,172,000	(397,000)	—	—	781,000
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(899,000)	—	(899,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	19,000	—	—	19,000
Balance, March 31, 2021	6,450,000	159,541,000	13,629,000	818,000	(13,961,000)	879,413,000	(525,171,000)	(14,645,000)	485,995,000
Net income	—	—	—	—	—	—	51,055,000	—	51,055,000
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,009,000	1,009,000
Share-based compensation, net	—	—	(1,000)	—	50,000	1,039,000	—	—	1,089,000
Common stock sales, net of issuance expenses	—	—	—	—	—	1,000	—	—	1,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(1,188,000)	—	(1,188,000)
Redemption of OP units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	38,000	—	—	38,000
Balance, June 30, 2021	6,450,000	159,541,000	13,628,000	818,000	(13,911,000)	880,491,000	(477,992,000)	(13,636,000)	535,311,000
Net (loss) income	—	—	—	—	—	—	(80,516,000)	—	(80,516,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,586,000	1,586,000
Share-based compensation, net	—	—	41,000	2,000	49,000	(567,000)	—	—	(516,000)
Common stock sales, net of issuance expenses	—	—	—	—	—	2,000	—	—	2,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(928,000)	—	(928,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(26,000)	—	—	(26,000)
Balance, September 30, 2021	6,450,000	$159,541,000	13,669,000	$820,000	$(13,862,000)	$879,900,000	$(562,124,000)	$(12,050,000)	$452,225,000

CEDAR REALTY TRUST, INC.

Consolidated Statements of Equity

Nine months ended September 30, 2021

(unaudited)

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2020	$1,053,000	$2,907,000	$3,960,000	$487,458,000
Net income (loss)	150,000	(9,000)	141,000	1,253,000
Unrealized gain on change in fair value of cash flow hedges	—	26,000	26,000	4,197,000
Share-based compensation, net	—	—	—	781,000
Common stock sales, net of issuance expenses	—	—	—	1,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(904,000)
Reallocation adjustment of limited partners' interest	—	(19,000)	(19,000)	—
Balance, March 31, 2021	1,203,000	2,900,000	4,103,000	490,098,000
Net (loss) income	122,000	287,000	409,000	51,464,000
Unrealized (loss) on change in fair value of cash flow hedges	—	10,000	10,000	1,019,000
Share-based compensation, net	—	—	—	1,089,000
Common stock sales, net of issuance expenses	—	—	—	1,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(1,193,000)
Redemption of OP units	—	(8,000)	(8,000)	(8,000)
Reallocation adjustment of limited partners' interest	—	(38,000)	(38,000)	—
Balance, June 30, 2021	1,325,000	3,146,000	4,471,000	539,782,000
Net (loss) income	125,000	(492,000)	(367,000)	(80,883,000)
Unrealized gain on change in fair value of cash flow hedges	—	9,000	9,000	1,595,000
Share-based compensation, net	—	—	—	(516,000)
Common stock sales, net of issuance expenses	—	—	—	2,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(933,000)
Reallocation adjustment of limited partners' interest	—	26,000	26,000	—
Balance, September 30, 2021	$1,450,000	$2,684,000	$4,134,000	$456,359,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

Consolidated Statements of Equity

Nine months ended September 30, 2020

Continued

(unaudited)

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	loss	Total
Balance, December 31, 2019	6,450,000	$159,541,000	13,488,000	$809,000	$(16,311,000)	$877,256,000	$(503,725,000)	$(7,009,000)	$510,561,000
Net (loss) income	—	—	—	—	—	—	(2,246,000)	—	(2,246,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(14,924,000)	(14,924,000)
Share-based compensation, net	—	—	46,000	3,000	1,006,000	(143,000)	—	—	866,000
Common stock sales, net of issuance expenses	—	—	—	—	—	5,000	—	—	5,000
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(4,468,000)	—	(4,468,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	5,000	—	—	5,000
Balance, March 31, 2020	6,450,000	159,541,000	13,534,000	812,000	(15,305,000)	877,123,000	(513,127,000)	(21,933,000)	487,111,000
Net (loss) income	—	—	—	—	—	—	(6,097,000)	—	(6,097,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(585,000)	(585,000)
Share-based compensation, net	—	—	—	—	57,000	973,000	—	—	1,030,000
Common stock sales, net of issuance expenses	—	—	—	—	—	4,000	—	—	4,000
Common stock repurchases	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(893,000)	—	(893,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(2,000)	—	—	(2,000)
Balance, June 30, 2020	6,450,000	159,541,000	13,534,000	812,000	(15,248,000)	878,098,000	(522,805,000)	(22,518,000)	477,880,000
Net income	—	—	—	—	—	—	1,267,000	—	1,267,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	1,471,000	1,471,000
Share-based compensation, net	—	—	(3,000)	—	57,000	751,000	—	—	808,000
Common stock sales, net of issuance expenses	—	—	1,000	—	—	2,000	—	—	2,000
Common stock repurchases	—	—	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	—	—	(2,688,000)	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(893,000)	—	(893,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(5,000)	—	—	(5,000)
Balance, September 30, 2020	6,450,000	$159,541,000	13,532,000	$812,000	$(15,191,000)	$878,846,000	$(525,119,000)	$(21,047,000)	$477,842,000

CEDAR REALTY TRUST, INC.

Consolidated Statements of Equity

Nine months ended September 30, 2020

Continued

(unaudited)

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2019	$435,000	$3,079,000	$3,514,000	$514,075,000
Net loss	176,000	(28,000)	148,000	(2,098,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	(90,000)	(90,000)	(15,014,000)
Share-based compensation, net	—	—	—	866,000
Common stock sales, net of issuance expenses	—	—	—	5,000
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(27,000)	(27,000)	(4,495,000)
Reallocation adjustment of limited partners' interest	—	(5,000)	(5,000)	—
Balance, March 31, 2020	611,000	2,929,000	3,540,000	490,651,000
Net income	140,000	(52,000)	88,000	(6,009,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	(3,000)	(3,000)	(588,000)
Share-based compensation, net	—	—	—	1,030,000
Common stock sales, net of issuance expenses	—	—	—	4,000
Common stock repurchases	—	—	—	—
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(898,000)
Reallocation adjustment of limited partners' interest	—	2,000	2,000	—
Balance, June 30, 2020	751,000	2,871,000	3,622,000	481,502,000
Net income	144,000	(7,000)	137,000	1,404,000
Unrealized gain on change in fair value of cash flow hedges	—	9,000	9,000	1,480,000
Share-based compensation, net	—	—	—	808,000
Common stock sales, net of issuance expenses	—	—	—	2,000
Common stock repurchases	—	—	—	—
Preferred stock dividends	—	—	—	(2,688,000)
Distributions to common shareholders/noncontrolling interests	—	(5,000)	(5,000)	(898,000)
Redemption of OP Units	—	—	—	—
Reallocation adjustment of limited partners' interest	—	5,000	5,000	—
Balance, September 30, 2020	$895,000	$2,873,000	$3,768,000	$481,610,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(28,166,000)	$(6,703,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales	(49,904,000)	(679,000)
Impairment charges	80,887,000	7,607,000
Straight-line rents and expenses, net	(285,000)	1,304,000
Provision for doubtful accounts	606,000	1,010,000
Depreciation and amortization	30,978,000	38,208,000
Amortization of intangible lease liabilities, net	(807,000)	(1,065,000)
Expense relating to share-based compensation, net	2,509,000	2,753,000
Amortization of deferred financing costs	1,203,000	969,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(862,000)	(3,381,000)
Prepaid expenses and other	(4,771,000)	(12,280,000)
Accounts payable and accrued liabilities	931,000	(1,574,000)
Net cash provided by operating activities	32,319,000	26,169,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(19,612,000)	(29,815,000)
Net proceeds from sales of real estate	104,497,000	5,013,000
Contributions to unconsolidated joint venture	(3,193,000)	—
Net cash provided by (used in) investing activities	81,692,000	(24,802,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(188,000,000)	(83,100,000)
Advances under revolving credit facility	79,000,000	98,000,000
Repayment of term note	(100,000,000)	—
Termination payment related to interest rate swap	(503,000)	—
Mortgage proceeds	114,000,000	—
Mortgage repayments	(825,000)	(797,000)
Payments of debt financing costs	(3,261,000)	(305,000)
Noncontrolling interests:
Distributions to limited partners	(15,000)	(37,000)
Redemption of OP units	(8,000)	—
Common stock sales less issuance expenses, net	4,000	11,000
Preferred stock dividends	(8,064,000)	(8,064,000)
Distributions to common shareholders	(3,015,000)	(6,254,000)
Net cash used in financing activities	(110,687,000)	(546,000)

Net increase in cash, cash equivalents and restricted cash	3,324,000	821,000
Cash, cash equivalents and restricted cash at beginning of period	1,637,000	2,747,000
Cash, cash equivalents and restricted cash at end of period	$4,961,000	$3,568,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$4,731,000	$3,568,000
Restricted cash	230,000	—
Cash, cash equivalents and restricted cash	$4,961,000	$3,568,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(unaudited)

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At September 30, 2021, the Company owned and managed a portfolio of 53 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the “Operating Partnership”) is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At September 30, 2021, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at September 30, 2021) is represented by partnership units in the Operating Partnership (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 81,000 OP Units outstanding at September 30, 2021 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash. Unless specifically noted otherwise, all references to OP Units exclude limited partnership units held by the Company.

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

Supplemental Consolidated Statements of Cash Flows Information

	Nine months ended September 30,
	2021	2020
Supplemental disclosure of cash activities:
Cash paid for interest	$15,467,000	$17,621,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	2,449,000	1,865,000
Buildings and improvements included in accounts payable and accrued liabilities	(654,000)	—
Recognition of right-of-use assets and related lease liabilities	—	703,000

Recently Issued and Adopted Accounting Pronouncements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(unaudited)

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

During the three and nine months ended September 30, 2021, the Company provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals.  The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases.  This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in the Company’s rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments.  The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its receivables as tenant payments accrue and continues to recognize rental income. Through September 30, 2021, the Company has entered into lease modifications that deferred approximately $3.5 million, of which $2.4 million relates to deferrals that the Company continued to recognize rental income. In addition, through September 30, 2021, the Company has entered into agreements that waived approximately $2.4 million of rent.

Note 3. Real Estate

On September 9, 2021, the Company announced that it is exploring, among other alternatives, a potential sale or merger involving the entire Company, and alternatively the potential sale of its core grocery-anchored shopping center portfolio and its mixed-use redevelopment projects. As part of this dual-track strategic alternatives process, the Company has determined that certain of the Company’s operating properties would be sold significantly prior to the end of their previously estimated hold periods. Therefore, the Company recorded $82.7 million in impairment charges.

Investment in unconsolidated joint venture

On May 5, 2021, the Company formed a joint venture with Goldman Sachs Urban Investment Group and Asland Capital Partners (the “Joint Venture”) for the construction of an approximately 258,000 square foot six-story commercial building in Washington, D.C. consisting of approximately 240,000 square feet of office space which is 100% leased to the Washington, D.C., Department of General Services (“DGS”) for its headquarters and approximately 18,000 square feet of street-level retail. The term of the lease with DGS is for 20 years and 10 months, to commence upon substantial completion and delivery to the DGS. This building is planned as the first phase of Northeast Heights, a redevelopment of two existing shopping centers, East River Park and Senator Square, into a mixed-use residential, office and retail property. Further, the Joint Venture has secured construction financing from JP Morgan not to exceed $105 million. The construction loan initially bears interest at LIBOR plus 200 basis points and has an initial term of three years with two, one-year extension options subject to customary conditions. The Company has a 10% interest in the joint venture and is a co-general partner along with Asland Capital Partners. The Company has contributed approximately $3.2 million of capital to the Joint Venture as of September 30, 2021. The Company has sold approximately $8.0 million of development costs to the Joint Venture as of September 30, 2021.

The Joint Venture currently estimates that the space will be delivered during the end of the fourth quarter 2022. Upon completion of the building, DGS will be obligated to pay initial annual net rent of approximately $5.4 million per year, subject to a 2.5% annual escalator on each anniversary of rent commencement, plus certain operating costs, property taxes and amortization of tenant improvements together totaling approximately an additional $8.1 million per year, for an aggregate total annual rent of

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(unaudited)

approximately $13.5 million. The lease provides for a free rent period of 10 months immediately following rent commencement. The Lease also provides DGS with a tenant credit of approximately $6.8 million to be applied, at DGS’s election, against either annual rent or any other tenant payment obligations including tenant improvement costs, in excess of the tenant improvement allowance. Pursuant to the lease, the Joint Venture will contribute up to $155 per rentable square foot toward the cost of tenant improvements, to be amortized over 240 months. In addition, the lease provides that the Joint Venture will contribute $9.38 per rentable square foot in additional tenant improvement allowance between the 10th and 12th lease years, upon DGS’s timely election. The obligations of DGS under the Lease are subject to annual budget appropriation.

Dispositions

The following table shows the property dispositions during the nine months ended September 30, 2021:

					Gain on Sale/
			Date	Sales	Reversal of
Dispositions	Location	GLA	Sold	Price	Impairment
Kempsville Crossing (land parcel)	Virginia Beach, VA	-	2/24/2021	$1,300,000	$1,047,000
The Commons	Dubois, PA	203,309	5/5/2021	9,761,000	1,849,000
Camp Hill Shopping Center	Camp Hill, PA	430,198	6/21/2021	89,662,500	48,857,000
		633,507		$100,723,500	$51,753,000

The gain on sales and the reversal of impairments are included in operating income in the accompanying consolidated statement of operations.

Real Estate Held for Sale

As of September 30, 2021, Carll’s Corner, located in Bridgeton, New Jersey, has been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

The Company, when applicable, conducts a continuing review of the values for all properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow or income capitalization analyses, if no contract amounts are being negotiated (see Note 4 - “Fair Value Measurements”), or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair value less costs to sell, if applicable.

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

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with a similar term and maturity.  As of September 30, 2021 and December 31, 2020, the fair value of the Company’s fixed rate mortgage loans payable, which were determined to be Level 3 within the valuation hierarchy, was $162.5 million and $47.0 million, respectively; the carrying value of such loan was $157.0 million and $45.4 million, respectively. As of September 30, 2021 and December 31, 2020, respectively, the aggregate fair values of

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(unaudited)

the Company’s unsecured revolving credit facility and term loans approximated their carrying values. In addition, the fair value of the Company’s mortgage note receivable and finance lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of September 30, 2021 and December 31, 2020, respectively.

The valuations of the assets and liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of September 30, 2021, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

Nonfinancial assets and liabilities measured at fair value in the consolidated financial statements consist of real estate held for use and real estate held for sale, which, if applicable, are measured on a nonrecurring basis, and have been determined to be (1) Level 2 within the valuation hierarchy, where applicable, based on the respective contracts of sale, adjusted for closing costs and expenses, or (2) Level 3 within the valuation hierarchy, where applicable, based on estimated sales prices, adjusted for closing costs and expenses, determined by discounted cash flow analyses, income capitalization analyses or a sales comparison approach if no contracts had been concluded. The discounted cash flow and income capitalization analyses include all estimated cash inflows and outflows over a specific holding period. These cash flows were composed of unobservable inputs which included forecasted rental revenues and expenses based upon existing in-place leases, market conditions and expectations for growth. Capitalization rates and discount rates utilized in these analyses were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the respective properties. The sales comparison approach is utilized for certain land values and includes comparable sales that were completed in the selected market areas. The comparable sales utilized in these analyses were based upon observable per acre rates that the Company believes to be within a reasonable range of current market rates for the respective properties.

The following tables show the hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, respectively:

	September 30, 2021
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$906,000	$—	$—	$906,000
Deferred compensation liabilities (b)	$924,000	$—	$—	$924,000
Interest rate swaps liability (b)	$—	$11,830,000	$—	$11,830,000

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$948,000	$—	$—	$948,000
Deferred compensation liabilities (b)	$952,000	$—	$—	$952,000
Interest rate swaps liability (b)	$—	$18,927,000	$—	$18,927,000

(a) Included in other assets and deferred charges, net, in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

In connection with the dual-track strategic alternatives process being pursued by the Company, it was determined that certain of the Company’s operating properties would be sold significantly prior to the end of their previously estimated hold periods. As of September 30, 2021, the Company tested the recoverability of real estate held for use and, as a result of the carrying amount of the assets not being deemed recoverable and exceeding their fair value as measured on an asset by asset basis, recorded $82.3 million in

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(unaudited)

impairment charges. These charges are included in Impairment charges in the consolidated statement of operations. Such assets have an aggregate fair value of $247.4 million as of September 30, 2021. The fair value of the assets was determined to be Level 3 under the hierarchy and was measured at fair value on a nonrecurring basis using a direct capitalization approach, consisting of capitalization rates ranging from 6.0% to 8.8%, with a weighted average of 6.9%.

As of September 30, 2021, real estate held for sale in the consolidated balance sheet consisted of one retail property, totaling $1.9 million, which was determined to be Level 3 assets under the hierarchy, and was measured at fair value less cost to sell on a nonrecurring basis using a direct capitalization approach, consisting of a capitalization rate of 9.1%. As of September 30, 2021, the Company recorded an impairment of $0.4 million, which is included in Impairment charges in the consolidated statement of operations.

Note 5. Mortgage Loans Payable and Unsecured Credit Facility

Debt and finance lease obligations are composed of the following at September 30, 2021:

		September 30, 2021
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgage
Franklin Village	Jun 2026	$44,843,000	3.9%
Shops at Suffolk Downs (a)	Jun 2031	15,600,000	3.5%
Trexlertown Plaza (a)	Jun 2031	36,100,000	3.5%
The Point (a)	Jun 2031	29,700,000	3.5%
Christina Crossing (a)	Jun 2031	17,000,000	3.5%
Lawndale Plaza (a)	Jun 2031	15,600,000	3.5%
Senator Square finance lease obligation	Sep 2050	5,608,000	5.3%
		164,451,000	3.6%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility (b)	Aug 2024	66,000,000	1.6%
Fixed-rate (c):
Term loan	Apr 2023	100,000,000	3.3%
Term loan	Sep 2024	75,000,000	3.8%
Term loan	Jul 2025	75,000,000	4.7%
Term loan	Aug 2026	50,000,000	3.3%
		530,451,000	3.5%
Unamortized issuance costs		(3,278,000)
		$527,173,000

(a)	The mortgages for these properties are cross-collateralized.
(b)	The revolving credit facility is subject to two one-year extensions at the Company’s option.
(c)

The interest rates on these term loans consist of the London Interbank Offered Rate (“LIBOR”) plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

Unsecured Revolving Credit Facility and Term Loans

On August 30, 2021, the Company amended its existing $300 million unsecured credit facility and $50 million term loan. After the amendment, the new unsecured revolving credit facility is $185 million with an expiration in August 2024. The new unsecured revolving credit facility may be extended, at the Company’s option for two additional one-year periods, subject to customary conditions. Interest on the borrowings under the new unsecured revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps at September 30, 2021), based on the Company’s leverage ratio. The Company extended its $50 million term loan four years with an expiration in August 2026.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(unaudited)

On August 4, 2020, the Company amended its then existing $300 million unsecured credit facility and term loans. After such amendments, the Company’s financial ratios and borrowing base are all computed using the trailing four quarters as opposed to the current quarter annualized and interest rate swaps that are a hedge of existing debt are now excluded from the definition of debt.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements. As of September 30, 2021, the Company had $66.0 million outstanding and $117.9 million available for additional borrowings under its revolving credit facility, and was in compliance with all financial covenants.

Mortgage Loans Payable

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

Derivative Financial Instruments

The fair values of the interest rate swaps applicable to the unsecured term loans discussed above are included in accounts payable and accrued liabilities on the consolidated balance sheet at September 30, 2021. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), limited partners’ interest, or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive income (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $6.1 million of accumulated other comprehensive income (loss) will be reclassified as a decrease to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at September 30, 2021 and December 31, 2020, respectively:

September 30, 2021
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	5	$11,830,000	2022-2025	Accounts payable and accrued liabilities

December 31, 2020
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$18,927,000	2021-2025	Accounts payable and accrued liabilities

The notional values of the interest rate swaps held by the Company at September 30, 2021 and December 31, 2020 were $300.0 million and $425.0 million, respectively.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(unaudited)

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity for the three and nine months ended September 30, 2021 and 2020, respectively:

		Gain (loss) recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Three months ended September 30,		Nine months ended September 30,
Cash flow	Derivative	2021	2020	2021	2020
Qualifying	Interest rate swaps	$113,000	$(552,000)	$1,869,000	$(18,141,000)

		(Loss) gain recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Three months ended September 30,		Nine months ended September 30,
	Classification	2021	2020	2021	2020
	Continuing Operations	$(1,482,000)	$(2,032,000)	$(4,942,000)	$(4,019,000)

As of September 30, 2021, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Note 6. Commitments and Contingencies

The Company is a party to certain legal actions arising in the normal course of business. Management does not expect there to be adverse consequences from these actions that would be material to the Company’s consolidated financial statements.

The Company is the lessee under several ground leases and its executive office lease agreement. As of September 30, 2021, the Company’s weighted average remaining lease term is approximately 29.4 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 5.7%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.2 million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $0.9 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively.

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

As a result of COVID-19, the Company has received numerous rent relief requests, most often in the form of rent deferrals. The Company has evaluated, and continues to evaluate, each tenant rent relief request on an individual basis, considering a number of factors. During the quarters ended September 30, 2021 and June 30, 2021, the Company collected 97% of contractual base rents and monthly tenant reimbursements, respectively. Through September 30, 2021, the Company deferred approximately $3.5 million and waived approximately $2.4 million of rental income, respectively. As of September 30, 2021, the weighted average payback period for the remaining deferred rent receivable is approximately 10 months, beginning at various times from July 2020 through June 2021.

Note 7. Shareholders’ Equity

Preferred Stock

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(unaudited)

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	September 30, 2021		December 31, 2020
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	$124,774,000

Common Stock

On November 25, 2020, the Company effected a 1-for-6.6 reverse stock split of the issued and outstanding shares of common stock. Each 6.6 shares of the Company’s issued and outstanding common stock were combined into one share of the Company’s common stock. The number of authorized shares and the par value of the common stock were not changed. In addition, the Company amended the Limited Partnership Agreement of its Operating Partnership to effect a corresponding reverse split of the partnership interests of the Operating Partnership. In accordance with GAAP, all shares of common stock, restricted stock units, OP Units and per share/unit information that are presented in this Form 10-Q were adjusted to reflect the reverse split on a retroactive basis for all periods presented.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Common stock	$0.066	$0.066	$0.198	$0.462
7.25% Series B Preferred Stock	$0.453	$0.453	$1.359	$1.359
6.50% Series C Preferred Stock	$0.406	$0.406	$1.219	$1.219

On October 12, 2021, the Company’s Board of Directors declared a dividend of $0.066 per share with respect to its common stock. At the same time, the Board declared dividends of $0.453125 and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on November 22, 2021 to shareholders of record on November 12, 2021.

Note 8. Revenues

Rental revenues for the three and nine months ended September 30, 2021 and 2020, respectively, comprise the following:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Base rents	$22,657,000	$23,233,000	$70,249,000	$71,776,000
Expense recoveries	7,385,000	6,812,000	23,185,000	21,695,000
Percentage rent	78,000	823,000	1,004,000	1,152,000
Straight-line rents	7,000	(277,000)	366,000	(1,222,000)
Amortization of intangible lease liabilities, net	268,000	299,000	807,000	1,065,000
Total rents	$30,395,000	$30,890,000	$95,611,000	$94,466,000

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(unaudited)

which the tenant operates and economic conditions in the area where the property is located. During 2021 and 2020, the Company’s assessment has specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability. In the event that collectability with respect to any tenant changes the Company recognizes an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. During 2021 and 2020, the Company identified various tenants where collection was no longer considered probable, and therefore, during the three and nine months ended September 30, 2021, respectively, $0.3 million and $1.3 million of billed charges, consisting of rent and tenant reimbursements, were unpaid. Based on the Company’s determination to record revenue on a cash basis for these tenants, these amounts were not recorded as revenue.

Note 9. Share-Based Compensation

The following tables set forth certain share-based compensation information for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Expense relating to share/unit grants	$629,000	$822,000	$2,650,000	$2,930,000
Amounts capitalized	(46,000)	(55,000)	(141,000)	(177,000)
Total charged to operations	$583,000	$767,000	$2,509,000	$2,753,000

		Weighted average
	Shares	grant date value
Unvested shares/units, December 31, 2020	642,000	$25.86
Restricted share grants	144,000	11.68
Vested during period	(239,000)	22.71
Forfeitures/cancellations	(40,000)	17.20
Unvested shares/units, March 31, 2021	507,000	$24.00

On June 15, 2018, the Company’s President and CEO was granted a market performance-based equity award of 227,272 restricted stock units (“RSUs”) and 227,272 dividend equivalent rights (“DERs”) of the Company. Each RSU represents a contingent right to receive one common share if certain market performance criteria are achieved. Each DER accrues and will be deemed to be reinvested into the Company’s common stock for which payment will only be made for the portion of the market performance-based equity award that are earned and vest. During the three years ending June 15, 2021 (the “Interim Performance Period”), a maximum of 113,636 shares were earned. Any portion of the market performance-based equity award that was not earned as of the end of the Interim Performance Period will be carried forward for calculation for the five years ending June 15, 2023 (the “Full Performance Period”). The percentage of the market performance-based equity award to be earned will be determined based on the Company’s annual return on an investment in the Company’s common stock (“TSR”) over the Interim Performance Period and/or over the Full Performance Period as follows: if average annual TSR (1) is below 4%, the percentage of grant earned would be 0%, (2) equals 4%, the percentage of grant earned would be 33.3%, (3) equals 6.5%, the percentage of grant earned would be 66.7%, and (4) equals 10% or above, the percentage of grant earned would be 100%. Linear interpolation shall be applied to determine the percentage of the market performance-based equity award that is earned where the average annual TSR over the performance period falls between the percentages set forth above.  Based on market performance for the Interim Performance Period, it was determined the Company’s President and CEO earned 113,636 shares. Accordingly, on July 20, 2021, the Company issued 113,636 common shares to the CEO and paid him $0.3 million for the related DERs.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

September 30, 2021

(unaudited)

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For the three and nine months ended September 30, 2021 and 2020, the Company had 0.4 million and 0.5 million, respectively, of weighted average unvested restricted shares outstanding that were participating securities. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the three and nine months ended September 30, 2021 and 2020, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator
Net (loss) income	$(80,883,000)	$1,404,000	$(28,166,000)	$(6,703,000)
Preferred stock dividends	(2,688,000)	(2,688,000)	(8,064,000)	(8,064,000)
Net loss (income) attributable to noncontrolling interests	367,000	(137,000)	(183,000)	(373,000)
Net earnings allocated to unvested shares	(29,000)	(28,000)	(92,000)	(210,000)
Net loss attributable to vested common shares	$(83,233,000)	$(1,449,000)	$(36,505,000)	$(15,350,000)
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	13,252,000	13,110,000	13,191,000	13,101,000

Net loss per common share attributable to common shareholders, basic and diluted	$(6.28)	$(0.11)	$(2.77)	$(1.17)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For the three and nine months ended September 30, 2021 and June 30, 2020, no RSUs would have been issuable under the Company’s President and CEO market performance-based equity award had the measurement period ended on September 30, 2021 and September 30, 2020, and therefore this market performance-based equity award had no impact in the calculation of diluted EPS. Net loss (income) attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no dilutive effect had such amounts been included. The weighted average number of OP Units outstanding were 81,000 for the three and nine months ended September 30, 2021 and September 30, 2020.

Note 11. Subsequent Events

In determining subsequent events, management reviewed all activity from October 1, 2021 through the date of filing this Quarterly Report on Form 10-Q. Other than those events disclosed in this report, there were no other events or transactions that occurred that would require adjustment to, or disclosure in, the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At September 30, 2021, the Company owned and managed a portfolio of 53 operating properties (excluding properties “held for sale”) totaling 7.6 million square feet of gross leasable area (“GLA”). The portfolio was 89.8% leased and 87.7% occupied at September 30, 2021.

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

Significant Circumstances and Transactions

COVID-19 Pandemic

As a result of COVID-19, the Company has received numerous rent relief requests, most often in the form of rent deferrals. The Company has entered into lease modifications that deferred approximately $3.5 million and waived approximately $2.4 million of rental income through September 30, 2021, respectively. As of September 30, 2021, the weighted average payback period for remaining deferred rent receivable is approximately 10 months, beginning at various times from July 2020 through June 2021. The Company has collected approximately 97% and 97% of contractual base rents and monthly tenant reimbursements for the quarters ended September 30, 2021 and June 30, 2021, respectively.

Real Estate

On September 9, 2021, the Company announced that it is exploring, among other alternatives, a potential sale or merger involving the entire Company, and alternatively the potential sale of its core grocery-anchored shopping center portfolio and its mixed-use redevelopment projects. As part of this dual-track strategic alternatives process, the Company has measured its held for use properties at quarter-end, at the lower of fair value or carrying value and determined that certain of the Company’s operating properties would be sold significantly prior to the end of their previously estimated hold periods. Therefore, the Company recorded $82.7 million in impairment charges.

On May 5, 2021, the Company formed a joint venture with Goldman Sachs Urban Investment Group and Asland Capital Partners (the “Joint Venture”) for the construction of an approximately 258,000 square foot six-story commercial building in Washington, D.C. consisting of approximately 240,000 square feet of office space which is 100% leased to the Washington, D.C., Department of General Services (“DGS”) for its headquarters and approximately 18,000 square feet of street-level retail. The term of the lease with DGS is for 20 years and 10 months, to commence upon substantial completion and delivery to the DGS. This building is planned as the first phase of Northeast Heights, a redevelopment of two existing shopping centers, East River Park and Senator Square, into a mixed-use residential, office and retail property. Further, the Joint Venture has secured construction financing from JP Morgan not to exceed $105 million. The construction loan initially bears interest at LIBOR plus 200 basis points and has an initial term of three years with two, one-year extension options subject to customary conditions. The Company has a 10% interest in the joint venture and is a co-general partner along with Asland Capital Partners. The Company has contributed approximately $3.2 million of capital to the Joint Venture as of September 30, 2021. The Company has sold approximately $8.0 million of development costs to the Joint Venture as of September 30, 2021.

The Joint Venture currently estimates that the space will be delivered during the end of the fourth quarter 2022. Upon completion of the building, DGS will be obligated to pay initial annual net rent of approximately $5.4 million per year, subject to a 2.5% annual escalator on each anniversary of rent commencement, plus certain operating costs, property taxes and amortization of tenant improvements together totaling approximately an additional $8.1 million per year, for an aggregate total annual rent of approximately $13.5 million. The lease provides for a free rent period of 10 months immediately following rent commencement. The lease also provides DGS with a tenant credit of approximately $6.8 million to be applied, at DGS’s election, against either annual rent or any other tenant payment obligations including tenant improvement costs, in excess of the tenant improvement allowance. Pursuant to the lease, the Joint Venture will contribute up to $155 per rentable square foot toward the cost of tenant improvements, to be amortized over 240 months. In addition, the lease provides that the Joint Venture will contribute $9.38 per rentable square foot in additional tenant improvement allowance between the 10th and 12th lease years, upon DGS’s timely election. The obligations of DGS under the lease are subject to annual budget appropriation.

As of September 30, 2021, Carll’s Corner, located in Bridgeton, New Jersey, has been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

The following table shows the property dispositions during the nine months ended September 30, 2021:

					Gain on Sale/
			Date	Sales	Reversal of
Dispositions	Location	GLA	Sold	Price	Impairment
Kempsville Crossing (land parcel)	Virginia Beach, VA	-	2/24/2021	$1,300,000	$1,047,000
The Commons	Dubois, PA	203,309	5/5/2021	9,761,000	1,849,000
Camp Hill Shopping Center	Camp Hill, PA	430,198	6/21/2021	89,662,500	48,857,000
		633,507		$100,723,500	$51,753,000

The gain on sales and the reversal of impairments are included in operating income in the accompanying consolidated statement of operations.

Unsecured Revolving Credit Facility and Term Loans

On August 30, 2021, the Company amended its existing $300 million unsecured credit facility and $50 million term loan. After the amendment, the new unsecured revolving credit facility is $185 million with an expiration in August 2024. The new unsecured revolving credit facility may be extended, at the Company’s option for two additional one-year periods, subject to customary conditions. Interest on the borrowings under the new unsecured revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps at September 30, 2021), based on the Company’s leverage ratio. The Company extended its $50 million term loan four years with an expiration in August 2026.

On August 4, 2020, the Company amended its then existing $300 million unsecured credit facility and term loans. After such amendments, the Company’s financial ratios and borrowing base are all computed using trailing four quarters as opposed to the current quarter annualized and interest rate swaps that are a hedge of existing debt are now excluded from the definition of debt.

On October 27, 2020, the Company utilized its revolving credit facility to repay the $75.0 million term loan which was set to mature in February 2021. The revolving credit facility matures in September 2021, and may be extended, at the Company’s option, for an additional one-year period, subject to customary conditions.

Mortgage Loans Payable

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

The Company believes there have been no material changes to the items disclosed as its critical accounting policies under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  See Note 2 – “Summary of Significant Accounting Policies” for recently-adopted accounting pronouncements.

Results of Operations

Comparison of three months ended September 30, 2021 to September 30, 2020

			Change
	2021	2020	Dollars	Percent
Revenues	$30,562,000	$31,175,000	$(613,000)	-2.0%
Property operating expenses	(10,367,000)	(10,832,000)	465,000	-4.3%
Property operating income	20,195,000	20,343,000	(148,000)
General and administrative	(4,229,000)	(3,925,000)	(304,000)	7.7%
Depreciation and amortization	(9,510,000)	(10,035,000)	525,000	-5.2%
Gain on sales	—	679,000	(679,000)	n/a
Impairment charges	(82,736,000)	—	(82,736,000)	n/a
Interest expense	(4,603,000)	(5,658,000)	1,055,000	-18.6%
Net (loss) income	(80,883,000)	1,404,000	(82,287,000)
Net loss (income) attributable to noncontrolling interests	367,000	(137,000)	504,000
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(80,516,000)	$1,267,000	$(81,783,000)

Revenues were lower as a result of (1) a decrease of $2.7 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2021 and 2020, which was partially offset by (2) an increase of $2.1 million in rental revenues and expense recoveries attributable to same center properties.

Property operating expenses were lower as a result of (1) a decrease of $0.6 million in property operating expenses attributable to properties that were sold or held for sale in 2021 and 2020, which is partially offset by (2) an increase of $0.2 million in property operating expenses attributable to same center properties.

General and administrative costs were higher primarily as a result of an increase of $0.3 million related to payroll and payroll related expenses.

Depreciation and amortization expenses were lower as a result of (1) a decrease of $0.1 million attributable to same center properties and (2) a decrease of $0.4 million attributable to properties that were sold or held for sale in 2021 and 2020.

Gain on sales in 2020 relates to the sale of an outparcel at Oakland Mills, located in Columbia, Maryland.

Impairment charges in 2021 relate to the Company’s dual-track strategic alternatives process.

Interest expense was lower as a result of (1) a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $1.3 million, (2) an increase in capitalized interest of $0.3 million, which is partially off-set by (3) an increase in the overall weighted average interest rate which resulted in an increase in interest expense of $0.4 million and (4) an increase in the amortization of financing costs of $0.1 million.

Comparison of nine months ended September 30, 2021 to September 30, 2020

			Change
	2021	2020	Dollars	Percent
Revenues	$96,333,000	$102,280,000	$(5,947,000)	-5.8%
Property operating expenses	(34,614,000)	(34,161,000)	(453,000)	1.3%
Property operating income	61,719,000	68,119,000	(6,400,000)
General and administrative	(13,630,000)	(12,833,000)	(797,000)	6.2%
Depreciation and amortization	(30,978,000)	(38,208,000)	7,230,000	-18.9%
Gain on sales	49,904,000	679,000	49,225,000	n/a
Impairment charges	(80,887,000)	(7,607,000)	(73,280,000)	n/a
Interest expense	(14,294,000)	(16,853,000)	2,559,000	-15.2%
Net (loss) income	(28,166,000)	(6,703,000)	(21,463,000)
Net income attributable to noncontrolling interests	(183,000)	(373,000)	190,000
Net loss attributable to Cedar Realty Trust, Inc.	$(28,349,000)	$(7,076,000)	$(21,273,000)

Revenues were lower as a result of (1) $7.1 million relating to a dark anchor tenant terminating its lease prior to the contractual expiration in 2020 at Metro Square, (2) a decrease of $3.6 million in rental revenues and expense recoveries attributable to properties that were sold or held for sale in 2021 and 2020, (3) a decrease of $0.4 million in rental revenues and expense recoveries attributable to redevelopment properties, which is partially off-set by (4) an increase of $4.9 million in rental revenues and expense recoveries attributable to same center properties.

Property operating expenses were higher as a result of (1) an increase of $1.8 million in property operating expenses attributable to same center properties, which is partially off-set by (2) a decrease of $0.2 million in property operating expenses attributable to redevelopment properties and (3) a decrease of $1.1 million in property operating expenses attributable to properties sold or held for sale during 2021 and 2020.

General and administrative costs were higher primarily as a result of (1) an increase of $0.3 million in legal and professional fees, (2) an increase of $0.3 million in payroll and payroll related expenses  and (3) an increase of $0.2 million in overhead expenses.

Depreciation and amortization expenses were lower as a result of (1) a decrease of $4.8 million attributable to same center properties, (2) a decrease of $0.5 million attributable to redevelopment properties and (3) a decrease of $1.9 million attributable to properties that were sold or held for sale in 2021 and 2020.

Gain on sales in 2021 relates to the sale of an outparcel building at Kempsville Crossing, located in Virginia Beach, Virginia and Camp Hill Shopping Center, located in Camp Hill, Pennsylvania. Gain on sales in 2020 relates to the sale of an outparcel at Oakland Mills, located in Columbia, Maryland.

Impairment charges in 2021 relate to the sale of The Commons, located in Dubois, Pennsylvania and the Company’s dual-track strategic alternatives process. Impairment charges in 2020 relate to Metro Square, located in Owings Mill, Maryland and The Commons, located in Dubois, Pennsylvania.

Interest expense was lower as a result of a decrease in the overall weighted average principal balance which resulted in a decrease in interest expense of $2.5 million, (2) an increase in capitalized interest of $0.6 million, which is partially off-set by (3) an increase in the overall weighted average interest rate which resulted in an increase in interest expense of $0.2 million and (4) an increase in the amortization of financing costs of $0.3 million.

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating (loss) income	$(76,280,000)	$7,062,000	$(13,872,000)	$10,150,000
Add (deduct):
General and administrative	4,229,000	3,925,000	13,630,000	12,833,000
Gain on sales	—	(679,000)	(49,904,000)	(679,000)
Impairment charges	82,736,000	—	80,887,000	7,607,000
Depreciation and amortization	9,510,000	10,035,000	30,978,000	38,208,000
Straight-line rents	(7,000)	277,000	(366,000)	1,222,000
Amortization of intangible lease liabilities	(268,000)	(299,000)	(807,000)	(1,065,000)
Other adjustments	(46,000)	(58,000)	(104,000)	(29,000)
NOI related to properties not defined as same-property	(2,216,000)	(4,280,000)	(9,419,000)	(19,100,000)
Same-property NOI	$17,658,000	$15,983,000	$51,023,000	$49,147,000

Number of same properties	45	45	45	45
Same-property occupancy, end of period	90.5%	90.7%	90.5%	90.7%
Same-property leased, end of period	91.4%	92.0%	91.4%	92.0%
Same-property average base rent, end of period	$13.59	$13.73	$13.59	$13.73

Same-property NOI for the comparable three and nine month periods increased 10.5% and 3.8%, respectively, as a result of the negative impact of the COVID-19 pandemic which reduced rental revenues for prior year same-property portfolio.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during the nine months ended September 30, 2021:

						Tenant
			New rent	Prior rent	Cash basis	improvements
	Leases		per	per	%	per
	signed	GLA	sq.ft. ($)	sq.ft. ($)	change	sq.ft. ($)
Renewals	63	385,256	15.48	15.24	1.6%	1.61
New Leases - Comparable	29	208,540	14.72	12.69	16.0%	57.11	(a)
New Leases - Non-Comparable (b)	12	113,752	18.54	n/a	n/a	69.67	(a)
Total (c)	104	707,548	15.74	n/a	n/a	28.90

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $3.11 per square foot.

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

On August 30, 2021, the Company amended its existing $300 million unsecured credit facility and $50 million term loan. After the amendment, the new unsecured revolving credit facility is $185 million with an expiration in August 2024. The new unsecured revolving credit facility may be extended, at the Company’s option for two additional one-year periods, subject to customary conditions. Interest on the borrowings under the new unsecured revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps at September 30, 2021), based on the Company’s leverage ratio. Interest on borrowings under the unsecured credit facility is based on the Company’s leverage ratio. The Company extended its $50 million term loan four years with an expiration in August 2026.

On August 4, 2020, the Company amended its then existing $300 million unsecured credit facility and term loans. After such amendments, the Company’s financial ratios and borrowing base are all computed using the trailing four quarters as opposed to the current quarter annualized and interest rate swaps that are a hedge of existing debt are now excluded from the definition of debt.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements.  As of September 30, 2021, the Company had $66.0 million outstanding and $117.9 million available for additional borrowings under its revolving credit facility, and was in compliance with all financial covenants.

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

Debt and finance lease obligations are composed of the following at September 30, 2021:

		September 30, 2021
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgage
Franklin Village	Jun 2026	$44,843,000	3.9%
Shops at Suffolk Downs (a)	Jun 2031	15,600,000	3.5%
Trexlertown Plaza (a)	Jun 2031	36,100,000	3.5%
The Point (a)	Jun 2031	29,700,000	3.5%
Christina Crossing (a)	Jun 2031	17,000,000	3.5%
Lawndale Plaza (a)	Jun 2031	15,600,000	3.5%
Senator Square finance lease obligation	Sep 2050	5,608,000	5.3%
		164,451,000	3.6%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility (b)	Aug 2024	66,000,000	1.6%
Fixed-rate (c):
Term loan	Apr 2023	100,000,000	3.3%
Term loan	Sep 2024	75,000,000	3.8%
Term loan	Jul 2025	75,000,000	4.7%
Term loan	Aug 2026	50,000,000	3.3%
		530,451,000	3.5%
Unamortized issuance costs		(3,278,000)
		$527,173,000

(a)	The mortgages for these properties are cross-collateralized.
(b)	The revolving credit facility is subject to two one-year extensions at the Company’s option.
(c)

The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

The Company is currently exploring secured and unsecured refinancing options with various lenders. The following table details the Company’s debt and finance lease obligation maturities at September 30, 2021:

	Mortgage Loan	Finance Lease	Revolving		Term
Year	Payable	Obligation	Credit Facility		Loans	Total
2021	$272,000	$12,000	$-		$-	$284,000
2022	1,116,000	37,000	-		-	1,153,000
2023	1,160,000	39,000	-		100,000,000	101,199,000
2024	1,206,000	41,000	66,000,000	(a)	75,000,000	142,247,000
2025	1,253,000	44,000	-		75,000,000	76,297,000
Thereafter	153,836,000	5,435,000	-		50,000,000	209,271,000
	$158,843,000	$5,608,000	$66,000,000		$300,000,000	$530,451,000

(a)	The revolving credit facility is subject to two one-year extensions at the Company’s option.

Mortgage loans payable may require the Company to deposit certain replacement and other reserves with its lenders. Such “restricted cash” is generally available only for property-level requirements for which the reserves have been established, and is not available to fund other property-level or Company-level obligations.

In order to continue qualifying as a REIT, the Company is required to distribute at least 90% of its “REIT taxable income”, as defined in the Internal Revenue Code of 1986, as amended (the “Code”). The Company paid common stock and preferred stock dividends during 2020, and has continued to declare and pay common stock and preferred stock dividends during 2021. While the Company intends to continue paying regular quarterly dividends, future dividend declarations will continue to be at the discretion of the Board of Directors, and will depend on the cash flow and financial condition of the Company, capital requirements, annual distribution requirements under the REIT provisions of the Code, and such other factors as the Board of Directors may deem relevant. Additionally, the Board of Directors may reduce, as it did with the May 2020 common stock dividend of $0.01 per common share, or suspend payment of dividends to retain cash and reduce debt obligations and/or to fund redevelopments and other capital needs. The Company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Net Cash Flows

	For the nine months ended September 30,
	2021	2020
Cash flows provided by (used in):
Operating activities	$32,319,000	$26,169,000
Investing activities	$81,692,000	$(24,802,000)
Financing activities	$(110,687,000)	$(546,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $37.0 million for the nine months ended September 30, 2021 and $43.4 million for the nine months ended September 30, 2020. The decrease was primarily a result of the Company accepting a payment of $8.0 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2020, which was partially offset by (1) the negative impact of the COVID-19 pandemic in 2020, and (2) property dispositions in 2020.

Investing Activities

Net cash flows provided by (used in) investing activities were primarily the result of the Company’s expenditures for property improvements and property disposition activities. During the nine months ended September 30, 2021 the Company received $104.5 million in proceeds from the sale of properties, which was partially off-set by $19.6 million for property improvements and $3.2 million in contributions to an unconsolidated joint venture. During the nine months ended September 30, 2020, the Company incurred expenditures of $29.8 million for property improvements, which was partially offset by $5.0 million in proceeds from the sale of properties.

Financing Activities

During the nine months ended September 30, 2021, the Company had net payments of $109.0 million under the revolving credit facility, a $100.0 million of term notes pay-off, $11.1 million of preferred stock and common stock distributions, $0.8 million of mortgage repayments, and $3.3 million of debt financing costs, $0.5 million of termination payments related to a swap liability, which were partially offset by net property specific mortgage note payables of $114.0 million. During the nine months ended September 30, 2020, the Company had $14.3 million of preferred stock and common stock distributions, $0.8 million of mortgage repayments and $0.3 million of debt financing costs, which were partially offset by net advances of $14.9 million under the revolving credit facility.

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

A reconciliation of net income (loss) attributable to common shareholders to FFO and Operating FFO for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net loss attributable to common shareholders	$(83,204,000)	$(1,421,000)	$(36,413,000)	$(15,140,000)
Real estate depreciation and amortization	9,497,000	10,010,000	30,917,000	38,115,000
Limited partners' interest	(492,000)	(7,000)	(214,000)	(87,000)
Gain on sales	—	(679,000)	(49,904,000)	(679,000)
Impairment charges	82,736,000	—	80,887,000	7,607,000
Consolidated minority interests:
Share of income	125,000	144,000	397,000	460,000
Share of FFO	(78,000)	(15,000)	(279,000)	(276,000)
FFO applicable to diluted common shares	8,584,000	8,032,000	25,391,000	30,000,000
Redevelopment costs (a)	—	—	230,000	483,000
Financing costs (b)	171,000	—	215,000	—
Operating FFO applicable to diluted common shares	$8,755,000	$8,032,000	$25,836,000	$30,483,000

FFO per diluted common share	$0.62	$0.58	$1.84	$2.17
Operating FFO per diluted common share	$0.63	$0.58	$1.87	$2.20
Weighted average number of diluted common shares (c):
Common shares and equivalents	13,790,000	13,760,000	13,751,000	13,758,000
OP Units	81,000	81,000	81,000	81,000
	13,871,000	13,841,000	13,832,000	13,839,000

(a)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.
(b)	Represents acceleration of amortization of financing costs related to term note paid-off prior to maturity.
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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At September 30, 2021, the Company had $11.8 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At September 30, 2021, long-term debt consisted of a fixed-rate mortgage loan payable, a finance lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $464.5 million of fixed-rate debt outstanding was 3.7%, with maturities at various dates through 2050. The average interest rate on the $66.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility, was 1.6%. With respect to the $66.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $0.7 million per annum.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Disclosure Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Disclosure Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of September 30, 2021, and have concluded that such disclosure controls and procedures are effective.

During the three months ended September 30, 2021, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well-designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A.	Risk Factors

There were no material changes to the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits
Exhibit 10.1	Fifth amended and restated loan agreement
Exhibit 10.2	Fourth amendment to loan agreement
Exhibit 10.3	Second amendment to third amended and restated loan agreement
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer
Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer
Exhibit 101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because iXBRLtags are embedded within the Inline XBRL document.
Exhibit 101.SCH	Inline XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
Exhibit 101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEDAR REALTY TRUST, INC.

By:	/s/ BRUCE J. SCHANZER	By:	/s/ JENNIFER BITTERMAN
	Bruce J. Schanzer		Jennifer Bitterman
	President and Chief Executive Officer (Principal Executive Officer)		Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

November 4, 2021