Form 10-K
period 2021-12-31
CEDAR REALTY TRUST, INC.
filed 2022-03-10
CIK 761648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-31817

CEDAR REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	42-1241468
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

928 Carmans Road, Massapequa, NY	11758
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (516) 767-6492

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered	Trading Symbol(s)
Common Stock, $0.06 par value	New York Stock Exchange	CDR
7-1/4% Series B Cumulative Redeemable Preferred Stock, $25.00 Liquidation Value	New York Stock Exchange	CDRpB
6-1/2% Series C Cumulative Redeemable Preferred Stock, $25.00 Liquidation Value	New York Stock Exchange	CDRpC

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

Based on the closing sales price on June 30, 2021 of $16.84 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $229,494,000.

The number of shares outstanding of the registrant’s Common Stock $.06 par value was 13,637,085 on March 1, 2022.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Auditor Firm ID:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	New York, New York

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

Part I.

Items 1 and 2. Business and Properties

Cedar Realty Trust, Inc. (the “Company”) is a real estate investment trust (“REIT”) that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At December 31, 2021, the Company owned and managed a portfolio of 50 operating properties (excluding properties “held for sale”) totaling 7.3 million square feet of gross leasable area (“GLA”). The portfolio was 91.0% leased and 88.2% occupied at December 31, 2021.

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

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to Cedar Realty Trust Partnership L.P. (the “Operating Partnership”), organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2021, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at December 31, 2021) is represented by Operating Partnership Units (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 81,000 OP Units outstanding at December 31, 2021 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash.

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

The Company, the Operating Partnership, their subsidiaries and affiliated partnerships are separate legal entities. For ease of reference, the terms “we”, “our”, “us”, “Company” and “Operating Partnership” (including their respective subsidiaries and affiliates) refer to the business and properties of all these entities, unless the context otherwise requires. The Company’s executive offices are located at 928 Carmans Road, Massapequa, New York 11758 (telephone 516-767-6492). The Company also maintains property management, construction management and/or leasing offices at several of its shopping-center properties. The Company’s website can be accessed at www.cedarrealtytrust.com, where a copy of the Company’s Forms 10-K, 10-Q, 8-K and other filings with the Securities and Exchange Commission (“SEC”) can be obtained free of charge. These SEC filings are added to the website as soon as reasonably practicable. The Company’s Code of Ethics, corporate governance guidelines and committee charters are also available on the website. Information on the website is not part of this Form 10-K.

Real Estate Summary

				Average
	Year		Percent	base rent per		Selected
Property Description	acquired	GLA	occupied	leased sq. ft.	Grocer Anchor	Other Anchors
Connecticut
Bethel Shopping Center	2013	101,105	89.1%	$24.49	Big Y	Dollar Tree
Brickyard Plaza	2004	227,598	99.2%	8.84		Home Depot
						Kohl's
						Michaels
						PetSmart
Groton Shopping Center	2007	130,264	100.0%	12.31	Aldi	TJ Maxx
						Goodwill
						Planet Fitness
						Dollar Tree
						Pet Supplies Plus
Jordan Lane	2005	174,679	92.8%	11.07	Stop & Shop	Crunch Fitness
						Dollar Tree
						Shopper's World
New London Mall	2009	259,566	88.3%	12.85	Shop Rite	Marshalls
						Home Goods
						PetSmart
Oakland Commons	2007	90,100	100.0%	6.37	Walmart	Bristol Ten Pin
Southington Center	2003	155,842	98.5%	7.96	Walmart	NAMCO
						Southington Wine & Spirit
Total Connecticut		1,139,154	94.9%	11.42

Delaware
Christina Crossing	2017	119,446	93.8%	19.33	Shop Rite

Maryland / Washington, D.C.
Oakland Mills	2005	57,008	92.6%	11.57	LA Mart
Patuxent Crossing (f/k/a San Souci Plaza) (a)	2009	264,134	82.7%	11.59	McKay's Market and Café	Marshalls
						Home Goods
						World Gym
						JoAnn Fabrics
						Dollar Tree
Shoppes at Arts District	2016	35,676	100.0%	36.06	Yes! Organic Market	Busboys and Poets
Valley Plaza	2003	190,939	27.9%	10.16		Tractor Supply

Yorktowne Plaza	2007	136,197	57.7%	13.49	Food Lion	Dollar Tree
Total Maryland / Washington, D.C.		683,954	64.1%	13.75

Massachusetts
Fieldstone Marketplace	2005/2012	150,123	84.3%	12.05	Shaw's	Work Out World
						Dollar Tree
						Family Dollar
Franklin Village Plaza	2004/2012	305,937	90.0%	20.04	Stop & Shop	Marshalls
						NRG Labs
Kings Plaza	2007	168,243	82.2%	8.69		Fun Z Trampoline Park
						Ocean State Job Lot
						Savers
						Dollar General
Norwood Shopping Center	2006	42,308	85.9%	8.84	Big Y	Planet Fitness
						Dollar Tree
The Shops at Suffolk Downs	2005	121,187	98.8%	14.62	Stop & Shop	Dollar Tree
					Target (c)

				Average
	Year		Percent	base rent per		Selected
Property Description	acquired	GLA	occupied	leased sq. ft.	Grocer Anchor	Other Anchors
Massachusetts (continued)
Timpany Plaza	2007	182,799	66.1%	9.93		Big Lots
						Gardner Theater
						Tractor Supply
						Dollar Tree
Webster Commons	2007	98,984	96.7%	11.97		Big Lots
						Planet Fitness
						CVS
						Aubuchon Hardware
Total Massachusetts		1,069,581	85.3%	13.87

New Jersey
Pine Grove Plaza	2003	79,306	49.6%	14.93	Acme Markets (c)	Dollar Tree
The Shops at Bloomfield Station	2016	63,844	86.0%	17.83	Super Foodtown
Washington Center Shoppes	2001	157,300	93.1%	11.81	Acme Markets	Planet Fitness
Total New Jersey		300,450	80.1%	13.69

New York
Carmans Plaza	2007	182,081	77.4%	22.00	Key Food	Department of Motor Vehicles
						Planet Fitness
						Popcorn Beauty
						Dollar Tree
Pennsylvania
Academy Plaza	2001	136,685	89.0%	15.39	Acme Markets	Rite Aid
Colonial Commons	2011	410,432	92.0%	13.72	Giant Foods (d)	Dick's Sporting Goods
						Home Goods
						Ross Dress For Less
						Marshalls
						JoAnn Fabrics
						David's Furniture
						Old Navy
						Dollar Tree
Crossroads II (b)	2008	133,717	98.7%	19.76	Giant Foods	Dollar Tree
Fairview Commons	2007	52,964	75.3%	10.12	Grocery Outlet	Dollar Tree
Fishtown Crossing	2001	131,043	88.4%	18.49	IGA Supermarket	Pep Boys
						Dollar Tree
						Dollar General
Girard Plaza	2019	35,688	100.0%	16.29	Save A Lot	Dollar General
Gold Star Plaza	2006	71,720	100.0%	9.09	Redner's	Dollar Tree
Golden Triangle	2003	202,790	98.4%	12.77		LA Fitness
						Marshalls
						Staples
						Immunotek
						American Freight
						Walgreens
						Dollar Tree
Halifax Plaza	2003	51,510	100.0%	13.69	Giant Foods	Rite Aid
Hamburg Square	2004	102,058	100.0%	6.79	Redner's	Chesaco RV
Lawndale Plaza	2015	92,773	100.0%	18.73	Shop Rite
Meadows Marketplace	2004/2012	91,518	89.8%	15.93	Giant Foods
Newport Plaza	2003	64,489	97.0%	13.17	Giant Foods	Rite Aid
Northside Commons	2008	69,136	100.0%	10.42	Redner's	Dollar Tree
Palmyra Shopping Center	2005	111,051	93.7%	7.84	Weis Markets	Goodwill

				Average
	Year		Percent	base rent per			Selected
Property Description	acquired	GLA	occupied	leased sq. ft.		Grocer Anchor	Other Anchors
Pennsylvania (continued)
Quartermaster Plaza	2014	456,154	92.8%	15.09		BJ's Wholesale Club	Home Depot
							Planet Fitness
							Staples
							PetSmart
							Walgreens
South Philadelphia	2003	191,340	76.0%	12.16		Shop Rite	Ross Dress for Less
							LA Fitness
							Kid City
Swede Square	2003	100,809	92.6%	15.73		Grocery Outlet	LA Fitness
The Point	2000	260,625	87.8%	14.99		Giant Foods	Burlington
							Barton's Home Outlet
							Staples
							Dollar Tree
Trexler Mall	2005	336,687	98.2%	11.04			Kohl's
							Urban Air
							Lehigh Wellness Partners
							Maxx Fitness
							Marshalls
							Home Goods
							Dollar Tree
Trexlertown Plaza	2006	325,171	98.3%	14.09		Giant Foods	Hobby Lobby
							Burlington
							Big Lots
							Tractor Supply
Total Pennsylvania		3,428,360	93.3%	13.75

Virginia
Coliseum Marketplace	2005	106,648	45.9%	15.15			Michaels
Elmhurst Square	2006	66,254	91.1%	10.23		Food Lion
General Booth Plaza	2005	71,639	100.0%	15.37		Food Lion
Kempsville Crossing	2005	79,512	97.7%	11.10		Walmart	The Iron Asylum
Oak Ridge Shopping Center	2006	38,700	100.0%	11.09		Food Lion
Total Virginia		362,753	82.0%	12.61

Total (91.0% leased at December 31, 2021)		7,285,779	88.2%	$13.60	(e)

(a)	On October 14, 2021, the Company acquired the 60% minority ownership percentage in the San Souci Plaza joint venture.
(b)

The Company has a 60% ownership interest in the Crossroads II joint venture. Based on partnership promotes, additional equity interests, and/or other terms of the related joint venture agreements, the Company currently recognizes the results of operations of these joint ventures in excess of its stated percentage ownership.

(c)	Tenant is a shadow anchor and is not included in GLA, percent occupied, and average base rent per leased sq.ft.
(d)	Giant Foods retains the leasehold obligation, as Hobby Lobby is a subtenant and currently occupying the space.
(e)

Average base rent is calculated as the aggregate, annualized contractual minimum rent for all occupied spaces divided by the aggregate GLA of all occupied spaces as of December 31, 2021. Tenant concessions are reflected in this measure except for a limited number of short-term (generally one to three months) free rent concessions provided to new tenants that took occupancy prior to the end of the reporting period but within the concession period. Average base rent would have been $13.50 per square foot if all such free rent concessions were reflected.

Tenant Concentration

	Number				Annualized	Percentage
	of		Percentage	Annualized	base rent	annualized
Tenant	stores	GLA	of GLA	base rent	per sq. ft.	base rents
Top twenty-five tenants (a):
Giant Foods	7	445,000	6.1%	$7,403,000	$16.64	8.5%
Shop Rite	4	250,000	3.4%	4,092,000	16.37	4.7%
Stop & Shop	3	211,000	2.9%	2,938,000	13.92	3.4%
Dollar Tree	21	222,000	3.0%	2,327,000	10.48	2.7%
Home Depot	2	253,000	3.5%	1,977,000	7.81	2.3%
BJ's Wholesale Club	1	118,000	1.6%	1,760,000	14.92	2.0%
Planet Fitness	6	119,000	1.6%	1,681,000	14.13	1.9%
Marshalls	6	170,000	2.3%	1,576,000	9.27	1.8%
Food Lion	4	163,000	2.2%	1,563,000	9.59	1.8%
Big Y	1	64,000	0.9%	1,484,000	23.19	1.7%
LA Fitness	3	113,000	1.6%	1,361,000	12.04	1.6%
Walmart	3	192,000	2.6%	1,193,000	6.21	1.4%
Redner's	3	159,000	2.2%	1,165,000	7.33	1.3%
Kohl's	2	147,000	2.0%	1,031,000	7.01	1.2%
Home Goods	4	105,000	1.4%	1,009,000	9.61	1.2%
Shaw's	1	68,000	0.9%	925,000	13.60	1.1%
Staples	3	68,000	0.9%	879,000	12.93	1.0%
Walgreens	2	29,000	0.4%	875,000	30.17	1.0%
PetSmart	3	63,000	0.9%	857,000	13.60	1.0%
Dick's Sporting Goods	1	56,000	0.8%	784,000	14.00	0.9%
Burlington Coat Factory	2	84,000	1.2%	760,000	9.05	0.9%
Lehigh Valley Health	1	33,000	0.5%	673,000	20.39	0.8%
Department of Motor Vehicles	1	19,000	0.3%	669,000	35.21	0.8%
Urban Air	1	61,000	0.8%	570,000	9.34	0.7%
Tractor Supply	3	71,000	1.0%	565,000	7.96	0.6%
Sub-total top twenty-five tenants	88	3,283,000	45.1%	40,117,000	12.22	45.9%
Remaining tenants	629	3,140,000	43.1%	47,230,000	15.04	54.1%
Sub-total all tenants (b)	717	6,423,000	88.2%	$87,347,000	$13.60	100.0%
Vacant space	N/A	863,000	11.8%
Total	717	7,286,000	100.0%

(a)	Several of the tenants listed above share common ownership with other tenants:

(1) Giant Foods, Stop & Shop and Food Lion, and (2) Marshalls, Home Goods, and TJ Maxx (GLA of 30,000; annualized base rent of $315,000).

(b)	Comprised of large tenants (10,000 or more GLA) and small tenants as follows:

		Percentage		Annualized	Percentage
	Occupied	of occupied	Annualized	base rent	annualized
	GLA	GLA	base rent	per sq. ft.	base rents
Spaces ≥ 10,000 GLA	4,740,000	73.8%	$52,189,000	$11.01	59.7%
Spaces < 10,000 GLA	1,683,000	26.2%	35,158,000	20.93	40.3%
Total	6,423,000	100.0%	$87,347,000	$13.60	100.0%

Lease Expirations

Total Portfolio
				Annualized	Percentage
	Number		Percentage	expiring	of annualized
Year of lease	of leases	GLA	of GLA	base rents	expiring
expiration	expiring	expiring	expiring	per sq. ft.	base rents
Month-To-Month	54	175,000	2.7%	$16.04	3.2%
2022	76	295,000	4.6%	19.56	6.6%
2023	82	593,000	9.2%	14.55	9.9%
2024	104	796,000	12.4%	14.33	13.1%
2025	96	1,052,000	16.4%	12.37	14.9%
2026	76	580,000	9.0%	14.16	9.4%
2027	60	444,000	6.9%	13.75	7.0%
2028	35	399,000	6.2%	11.09	5.1%
2029	37	610,000	9.5%	13.07	9.1%
2030	33	436,000	6.8%	10.50	5.2%
2031	29	419,000	6.5%	16.73	8.0%
Thereafter	35	624,000	9.7%	11.89	8.5%
All tenants	717	6,423,000	100.0%	$13.60	100.0%
Spaces ≥ 10,000 GLA
				Annualized	Percentage
	Number		Percentage	expiring	of annualized
Year of lease	of leases	GLA	of GLA	base rents	expiring
expiration	expiring	expiring	expiring	per sq. ft.	base rents
Month-To-Month	2	36,000	0.8%	$6.72	0.5%
2022	5	112,000	2.4%	16.55	3.6%
2023	12	429,000	9.1%	11.73	9.7%
2024	18	588,000	12.4%	11.29	12.7%
2025	23	775,000	16.4%	9.80	14.6%
2026	15	391,000	8.2%	11.10	8.3%
2027	14	286,000	6.0%	11.31	6.2%
2028	12	330,000	7.0%	8.89	5.6%
2029	13	528,000	11.1%	12.03	12.2%
2030	10	365,000	7.7%	8.31	5.8%
2031	8	347,000	7.3%	14.41	9.6%
Thereafter	12	553,000	11.7%	10.65	11.3%
All tenants	144	4,740,000	100.0%	$11.01	100.0%
Spaces < 10,000 GLA
				Annualized	Percentage
	Number		Percentage	expiring	of annualized
Year of lease	of leases	GLA	of GLA	base rents	expiring
expiration	expiring	expiring	expiring	per sq. ft.	base rents
Month-To-Month	52	139,000	8.3%	$18.45	7.3%
2022	71	183,000	10.9%	21.40	11.1%
2023	70	164,000	9.7%	21.93	10.2%
2024	86	208,000	12.4%	22.92	13.5%
2025	73	277,000	16.5%	19.57	15.4%
2026	61	189,000	11.2%	20.49	11.0%
2027	46	158,000	9.4%	18.16	8.2%
2028	23	69,000	4.1%	21.61	4.2%
2029	24	82,000	4.9%	19.74	4.6%
2030	23	71,000	4.2%	21.76	4.4%
2031	21	72,000	4.3%	27.89	5.7%
Thereafter	23	71,000	4.2%	21.55	4.3%
All tenants	573	1,683,000	100.0%	$20.93	100.0%

The Company’s Properties

The following table summarizes information relating to the Company’s portfolio as of December 31, 2021:

	Number of		Percentage
State	properties	GLA	of GLA
Pennsylvania	21	3,428,360	47.1%
Connecticut	7	1,139,154	15.6%
Massachusetts	7	1,069,581	14.7%
Maryland / Washington, D.C.	5	683,954	9.4%
Virginia	5	362,753	5.0%
New Jersey	3	300,450	4.1%
New York	1	182,081	2.5%
Delaware	1	119,446	1.6%
Total portfolio	50	7,285,779	100.0%
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

Excluding properties held for sale or sold, Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, leased an aggregate of approximately 11% of the Company’s GLA at December 31, 2021, and accounted for an aggregate of approximately 14% of the Company’s total revenues during 2021. No other tenant leased more than 10% of GLA at December 31, 2021, or contributed more than 10% of total revenues during 2021.

Executive Offices

The Company’s executive offices are located at 928 Carmans Road, Massapequa, New York.

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

Governmental Regulations

Compliance with various governmental regulations has an impact on our business, including our capital expenditures, earnings and competitive position, which can be material. We incur costs to monitor and take actions to comply with governmental regulations that are applicable to our business, which include, among others, federal securities laws and regulations, applicable stock exchange requirements, REIT and other tax laws and regulations, environmental and health and safety laws and regulations, local zoning, usage and other regulations relating to real property, the Americans with Disabilities Act of 1990 and laws and regulations applicable to our investment management business, including the U.S. Investment Advisers Act of 1940, the Alternative Investment Fund Managers Directive, 2011/61/EU and related laws and regulations. See “Item 1A – Risk Factors” for a discussion of material risks to us, including, to the extent material, to our competitive position, relating to governmental regulations, and see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” together with our consolidated financial statements, including the related notes included therein, for a discussion of material information relevant to an assessment of our financial condition and results of operations, including, to the extent material, the effects that compliance with governmental regulations may have upon our capital expenditures and earnings.

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

Human Capital Management

The Company believes our employees are our greatest asset, and we pride ourselves on the diversity they bring to the Company. As of December 31, 2021, The Company had 55 full-time employees and two part-time employees.

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

The Company also feels that one of the keys to our success is the Company’s ability to benefit from a wide range of opinions and experiences. The Company believes the best way to accomplish this is through promoting diversity across all layers of our organization. As of December 31, 2021, 64% of the Company’s mid-level, non-executive managers were female, as well as 36% of the Company’s executive team. In addition, as of December 31, 2021, 58% of the Company’s employee population was female.

Item 1A.	Risk Factors

The following section sets forth material risks that may adversely affect our business and financial performance. The following risks, as well as the other information in this Annual Report on Form 10-K, including the accompanying consolidated financial statements and related notes, should be considered in evaluating us and our business. These risk factors are not exhaustive, and new risks may emerge from time to time. Investors should also refer to our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K for future periods for material updates to the risks below.

Risks Related to Our Business and Properties

Our properties consist primarily of grocery-anchored shopping centers. Our performance therefore is linked to economic conditions in the market for retail space generally.

Our properties consist primarily of grocery-anchored shopping centers, and our performance therefore is linked to economic conditions in the market for retail space generally.  This means that we are subject to the risks that affect the retail environment generally, including the levels of consumer spending, the willingness of retailers to lease space in our shopping centers, tenant bankruptcies, the impact of e-commerce on the demand for retail space, ongoing consolidation in the retail sector, and changes in economic conditions and consumer confidence.  A downturn in the U.S. economy and reduced consumer spending due to sustained levels of high unemployment or other factors could (i) negatively impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons, and therefore decrease the revenue generated by our properties and/or the value of our properties, (ii) affect our ability to lease space and negotiate and maintain favorable rents, and (iii) reduce the demand for leasing space in our shopping centers, which could result in a decline in our occupancy percentage and reduction in rental revenues.

Actual or perceived threats associated with epidemics, pandemics or other public health crises, including the COVID-19 pandemic, have had and could have, a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity and ability to satisfy debt service obligations.

Epidemics, pandemics or other public health crises, including the COVID-19 pandemic, that impact economic and market conditions, and government measures taken to alleviate their impact, including mandatory business shutdowns and stay-at-home orders, have had and could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.

Our retail tenants depend on in-person interactions with their customers to generate unit-level profitability, and the COVID-19 pandemic and related governmental imposed restrictions have decreased, and may continue to decrease, customer willingness to frequent our tenants’ businesses, which may result in their inability to maintain profitability and make timely rental payments to us under their leases or to otherwise seek lease modifications or to declare bankruptcy. We collected approximately 96% of contractual base rents and monthly tenant reimbursements for the year ended December 31, 2021. We are in active discussions and negotiations with our impacted tenants and anticipate the need to grant rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease, the financial impact of which is currently unknown.

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

•	potential instability in the global financial markets, which could make it difficult for us to access debt and equity capital on attractive terms, or at all;

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

While developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to satisfy debt service obligations.

The geographic concentration of our properties in the Washington, D.C. to Boston corridor exposes us to greater economic risks than if the distribution of our properties encompassed a broader region.

Our performance depends on the economic conditions in markets where our properties are geographically concentrated. Our properties are located largely in the region that straddles the Washington, D.C. to Boston corridor, which exposes us to greater economic risks than if our properties were more diversely located (in particular, 21 of our properties are located in Pennsylvania). Any adverse economic or real estate developments resulting from the regulatory environment, business climate, weather or other conditions in such regions could have an adverse impact on our business.

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

Our business may be seriously harmed if a major tenant fails to renew its lease(s) or vacates one or more properties and prevents us from re-leasing such premises by continuing to pay base rent for the balance of the lease terms. In addition, the loss of such a major tenant could result in lease terminations or reductions in rent by other tenants at the affected properties, as provided in their respective leases. Excluding properties held for sale or sold, no tenant leased more than 10% of GLA at December 31, 2021 or contributed more than 10% of total revenues during 2021, except for Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, which leased an aggregate of approximately 11% of our GLA at December 31, 2021, and accounted for an aggregate of approximately 14% of our total revenues, during 2021.

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

We have limited experience in substantially developing and redeveloping properties in our markets. Development and redevelopment projects entail considerable risks, including:

•	time lag between commencement and completion, leaving us exposed to higher-than-estimated construction costs, including labor and material costs, as well as changes in the overall rental markets;
•	failure or inability to obtain construction or permanent financing on favorable terms;
•	inability to sell properties we identify for sale as part of a capital recycling strategy;
•	expenditure of money and time on projects that may never be completed;
•	inability to secure key anchor or other tenants;
•	inability to achieve projected rental rates or anticipated pace of lease-up;
•	extensive approval processes, which are time sensitive and costly, and can materially affect the cost, timing and economic viability of such projects;
•	delays in completion relating to weather, labor disruptions, construction or zoning delays; and
•	higher costs incurred than originally estimated.

Properties we develop or redevelop may fail to achieve the occupancy or rental rates we project, within the time frames we project, which may result in the properties’ failure to achieve the returns we projected. Additionally, real estate under development activities typically require substantial time and attention from management, and the time frame required for development, construction and lease-up of these properties could require several years to realize any significant cash return.

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

As of December 31, 2021, we owned one of our operating properties through a consolidated joint venture. Our joint venture, and joint ventures we may enter into in the future, may involve risks not present with respect to our wholly owned properties, including the following:

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
•

our joint venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property and possibly disrupt the day-to-day operations of the property such as by delaying the implementation of important decisions until the conflict is resolved; and

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

We face competition from similarly positioned retail centers that may affect our ability to renew leases or re-let space as leases expire, as well as impede our further growth. Certain national retail chain bankruptcies and resulting store closings/lease disaffirmations have generally resulted in increased available retail space which, in turn, has resulted in increased competitive pressure to renew tenant leases upon expiration and to find new tenants for vacant space at such properties.  In addition, any new competitive properties that are developed within the trade areas of our existing properties may result in increased competition for customer traffic and creditworthy tenants. Increased competition for tenants may require us to make tenant and/or capital improvements to properties beyond those that we would otherwise have planned to make. Any unbudgeted tenant and/or capital improvements we undertake may reduce cash that would otherwise be available for distributions to stockholders.

Additionally, competition from other well-capitalized real estate investors, including other REITs and institutional investment funds may operate to reduce the properties available for acquisition in our markets, reduce the rate of return on our properties, and interfere with our ability to attract and retain tenants. High barriers to entry in the Washington, D.C. to Boston corridor due to mature economies, road patterns, density of population, restrictions on development, and high land costs, coupled with large numbers of often overlapping government jurisdictions, may make it difficult for us to continue to grow in these areas.

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

We may be adversely affected by changes in the London Interbank Offered Rate (“LIBOR”) reporting practices.

As of December 31, 2021, we had (1) approximately $66.0 million of variable-rate debt outstanding, which consists of our unsecured revolving credit facility, and (2) $300.0 million for which we have interest rate swap agreements that convert LIBOR rates to fixed rates. In July 2017, the Financial Conduct Authority (“FCA”) that regulates LIBOR announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, the Federal Reserve Board and the Federal Reserve Bank of New York organized the Alternative Reference Rates Committee ("ARRC") which identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative to USD LIBOR in derivatives and other financial contracts. Additionally, while U.S. official guidance states that there should be no new LIBOR trading after December 31, 2021, USD LIBOR will continue to be published until June 2023. We are not currently able to predict with certainty when USD LIBOR will cease to be available in the United States or when there will be sufficient liquidity in the SOFR markets. While the discontinuation of LIBOR and the related transition to an alternative rate would not affect our ability to borrow or maintain already outstanding borrowings or swaps, future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.

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

BUSINESS CONTINUITY RISKS

Our strategic alternatives process may not result in a successful corporate transaction or liquidity event.

On September 9, 2021, we announced that we are exploring, among other alternatives, a potential sale or merger involving the Company, and alternatively the potential sale of our core grocery-anchored shopping center portfolio and mixed-use redevelopment projects. This strategic alternatives process is ongoing. There can be no assurance that the strategic alternatives process will result in the announcement of consummation of any strategic transaction, or that any resulting plans or transactions will yield additional value for shareholders. Any potential transaction would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, the interest of third parties in a potential transaction with us and the availability of financing to potential buyers on reasonable terms.

The process of exploring strategic alternatives could adversely impact our business, financial condition and results of operations. We could incur substantial expenses associated with identifying and evaluating potential strategic alternatives, including those related to equity compensation, severance pay and legal, accounting and financial advisory fees. In addition, the process may be time consuming and disruptive to our business operations, could divert the attention of management and the Board of Directors from our business, could negatively impact our ability to attract, retain and motivate key employees, and could expose us to potential litigation in connection with this process or any resulting transaction. Further, speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

As a relatively small public REIT, our general and administrative expenses constitute a larger percentage of our total revenues than those of many of our peers.

Our revenues for the year ended December 31, 2021 were $127.6 million. Because our company is smaller than many other publicly-traded REITs, our general and administrative expenses are, and will continue to be, a larger percentage of our total revenues than those of such peers. If we are unable to successfully execute on our strategy and grow our business, our general and administrative expenses will continue to have a greater effect on our financial performance and reduce the amount of cash flow available to distribute to our stockholders.

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

We have elected to be taxed as a REIT under the Code. We believe that we are qualified to be taxed as a REIT for U.S. federal income tax purposes for our taxable year ended December 31, 2021, and we expect to continue to qualify as a REIT for future taxable years, but we cannot assure that we have qualified, or will remain qualified, as a REIT. The REIT qualification requirements are extremely complex and official interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Certain aspects of our REIT qualification are beyond our control. For example, decreased revenues attributable to the COVID-19 pandemic may make it more difficult for us to meet the REIT gross income tests. Accordingly, we cannot be certain that we will be successful in operating so that we can remain qualified as a REIT. At any time, new laws, interpretations or court decisions may change the federal tax laws or the U.S. federal income tax consequences of our qualification as a REIT.

If we do not continue to qualify as a REIT and do not qualify for certain statutory relief provisions, our distributions will not be deductible, and our income will be subject to taxation, reducing earnings available for distribution. A REIT will generally not be subject to federal and substantially all state and local income taxation to the extent that it distributes its REIT taxable income to its stockholders and complies with certain other requirements. In addition, we would be subject to a 4% excise tax if we fail to distribute sufficient income to meet a minimum distribution test that requires us to distribute in a calendar year at least the sum of 85% of our ordinary income, 95% of our capital gain and 100% of our aggregate undistributed income from prior years. If we cease to qualify as a REIT, we will also be subject to state and local income taxes in certain of the jurisdictions in which our properties are located. In addition, tax laws would no longer require us to pay any distributions to our stockholders.  Unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT again for the four taxable years following the year during which we were disqualified. Even if we qualify as a REIT for U.S. federal income tax purposes, we may be subject to certain state and local income and franchise taxes and to U.S. federal income and excise taxes on our undistributed taxable income.

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

If our Operating Partnership is treated as a corporation for U.S. federal income tax purposes, we will cease to qualify as a REIT.

We believe our Operating Partnership qualifies and will continue to qualify as a partnership for U.S. federal income tax purposes. Assuming that it qualifies as a partnership for U.S. federal income tax purposes, our Operating Partnership generally will not be subject to U.S. federal income tax on its income. Instead, its partners, including us, generally are required to pay tax on their respective allocable share of our operating partnership’s income. No assurance can be provided, however, that the Internal Revenue Service (“IRS”) will not challenge our Operating Partnership’s status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. For example, our Operating Partnership would be treated as a corporation for U.S. federal income tax purposes if it were deemed to be a “publicly traded partnership” and less than 90% of its income consisted of “qualified income” under the Code.  If the IRS were successful in treating our Operating Partnership as a corporation for U.S. federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, therefore, cease to qualify as a REIT, and our Operating Partnership would become subject to U.S. federal, state and local income tax. The payment by our Operating Partnership of income tax would reduce significantly the amount of cash available to our Operating Partnership to satisfy obligations to make principal and interest payments on its debt and to make distribution to its partners, including us.

Our property taxes could increase due to property tax rate changes or reassessment, which could impact our cash flow.

Even if we qualify and maintain our status as a REIT, we are required to pay state and local property taxes on our properties. The property taxes on our properties may increase as property tax rates change or as our properties are assessed or reassessed by taxing authorities. Therefore, the amount of property taxes we pay in the future may increase substantially from what we have paid in the past and such increases may not be covered by tenants pursuant to our lease agreements. If the property taxes we pay increase, our financial condition, results of operations, cash flow, per share trading price of our common stock and our ability to satisfy our principal and interest obligations and to make distributions to our stockholders may be negatively impacted.

Frequent asset sales could trigger adverse tax consequences.

Tax laws applicable to REITs generally require that we hold our properties for investment, rather than primarily for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may be unable to adjust our portfolio mix promptly in response to market conditions, which may adversely affect our financial position.

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

The partnership audit rules may alter who bears the liability in the event any subsidiary partnership (such as our Operating Partnership) is audited and an adjustment is assessed.

In the case of an audit of a partnership for a taxable year beginning after December 31, 2017, the partnership itself may be liable for a hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit, regardless of changes in the composition of the partners (or their relative ownership) between the year under audit and the year of the adjustment. Thus, for example, an audit assessment attributable to former partners of the Operating Partnership could be shifted to the partners in the year of the adjustment. The partnership audit rules also include an elective alternative method under which the additional taxes resulting from the adjustment are assessed from the affected partners (often referred to as a “push-out election”), subject to a higher rate of interest than otherwise would apply. The rules provide that when a push-out election causes a partner that is itself a partnership to be assessed with its share of such additional taxes from the adjustment, such partnership may cause such additional taxes to be pushed out to its own partners.  In addition, applicable Treasury Regulations provide that a partnership may be able to request a modification of an adjustment that is based on deficiency dividends distributed by a partner that is a REIT. Many questions remain as to how the partnership audit rules will apply in practice, and it is not clear at this time what effect these rules will have on us. However, it is possible that a partnership in which we directly or indirectly invest may be subject to U.S. federal income tax, interest, and penalties in the event of a U.S. federal income tax audit as a result of these rules, and as a result could increase the U.S. federal income tax, interest, and/or penalties otherwise borne by us as a direct or indirect partner in any such partnership.

Failure to qualify as a domestically-controlled REIT could subject our non-U.S. stockholders to adverse U.S. federal income tax consequences.

We will be a domestically-controlled REIT if, at all times during a specified testing period, less than 50% in value of our shares are held directly or indirectly by non-U.S. stockholders. Because our shares are publicly traded, we cannot guarantee that we will, in fact, be a domestically-controlled REIT. If we fail to qualify as a domestically-controlled REIT, our non-U.S. stockholders (other than “qualified shareholders”, “qualified foreign pension funds” or “qualified controlled entities”) that otherwise would not be subject to U.S. federal income tax on the gain attributable to a sale of our shares would be subject to taxation upon such a sale if either (a) the shares were not considered to be “regularly traded” under applicable Treasury regulations on an established securities market, such as the NYSE, or (b) the shares were considered to be “regularly traded” on an established securities market and the selling non-U.S. stockholder owned, actually or constructively, more than 10% in value of the outstanding shares at any time during specified testing periods. If gain on the sale or exchange of our shares was subject to taxation for these reasons, the non-U.S. stockholder would be subject to U.S. federal income tax with respect to any gain on a net basis in a manner similar to the taxation of a taxable U.S. stockholder, subject to any applicable alternative minimum tax and special alternative minimum tax in the case of nonresident alien individuals, and corporate non-U.S. stockholders may be subject to an additional branch profits tax.

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

Various tax aspects of such a taxable cash/stock distribution are uncertain and have not yet been addressed by the IRS. No assurance can be given that the IRS will not impose requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

Dividends paid by REITs generally do not qualify for reduced tax rates.

Generally, dividends payable by REITs do not qualify for reduced tax rates under the Code.  For the calendar year 2021, the maximum federal individual tax rate for nonqualified dividends payable is 37.0%; qualified dividends from most C corporations received by individuals are subject to a reduced maximum federal rate of 20%.  In addition to these rates, certain high income individuals may be subject to an additional 3.8% tax on certain investment income, including dividends and capital gains. As a REIT, our distributions to individual stockholders generally are not eligible for the reduced rates and are, consequently, taxed at ordinary income rates. Effective for taxable years beginning after December 31, 2017 and before January 1, 2026, those U.S. stockholders that are individuals, trusts or estates may deduct 20% of their dividends from REITs (excluding qualified dividend income and capital gains dividends). For those U.S. stockholders in the top marginal tax bracket of 37%, the deduction for REIT dividends yields an effective income tax rate of 29.6% (exclusive of the net investment income tax) on REIT dividends. The more favorable federal tax rates applicable to regular corporate dividends may result in the stock of REITs being perceived to be less attractive than the stock of corporations that pay dividends qualifying for reduced rates of tax, which may adversely affect the value of the stock of REITs.

Changes to the federal, state and municipality tax laws could have a significant negative impact on the overall economy, our tenants, and our business.

At any time, the U.S. federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation or interpretation may take effect retroactively. A shortfall in tax revenues for states and municipalities in which we operate may lead to changes in state and municipalities tax laws. We and our stockholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation, or administrative interpretation.

Stockholders are urged to consult with their own tax advisors with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on their investment in our shares.

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

We paid dividends totaling $0.26 per share during 2021, and paid dividends totaling $0.53 per share and $1.32 per share during 2020 and 2019, respectively. We reduced our common quarterly dividend in 2020 in an effort to preserve cash due to the current economic uncertainty. Any prolonged downturn in the state of the U.S. economy, weakness in capital markets and/or difficult retail environment may cause us to further reduce, or suspend, the payment of dividends, which could, among other things, affect our ability to qualify as a REIT for U.S. federal income tax purposes.

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

We rely extensively on computer systems to manage our business and process transactions. Our business is at risk from and may be impacted by, cybersecurity attacks, including attempts to gain unauthorized access to our confidential data and other electronic security breaches. Such cyberattacks can range from individual attempts to gain unauthorized access to our information technology systems to more sophisticated security threats. While we employ a number of measures to prevent, detect and mitigate these threats including password protection, backup servers and annual penetration testing, there is no guarantee such efforts will be successful in preventing a cyberattack. Cybersecurity incidents, depending on their nature and scope, could potentially lead to the compromise of confidential information, improper use of our systems and networks, manipulation and destruction of data, system downtimes and operational disruptions, which in turn could adversely affect our reputation, competitiveness and results of operations. In the event a security breach or failure results in the disclosure of sensitive tenant or other third-party data, or the transmission of harmful/malicious code to third parties, we could be subject to liability or claims.

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

Our success depends on the efforts of key personnel, whose continued service is not guaranteed. If one or more of our senior executives or key employees are unwilling or unable to continue in their present positions or if their employment contracts are terminated or not renewed, we may not be able to replace them easily or at all. Competition for key personnel is intense, and such experienced individuals in our industry are in short supply. The loss of services of key personnel could materially and adversely affect our operations because of diminished relationships with lenders, sources of equity capital, construction companies, and existing and prospective tenants, and the ability to conduct our business and operations without material disruption.

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

Increased scrutiny and expectations from investors, employees and other stakeholders regarding our environmental, social and governance (“ESG”) practices, as well as regulatory changes, could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, tenant and employee retention, and access to capital.

Companies across all industries are facing increasing scrutiny related to their ESG practices and reporting. Investors, employees and other stakeholders have begun to focus increasingly on ESG practices and to place increasing importance on the implications and social cost of their investments and other interactions with companies. For example, many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions on this basis. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, employee or other stockholder expectations, which continue to evolve, our reputation and tenant retention may be negatively impacted. Any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. It is possible that investors or other stockholders may not be satisfied with our ESG reporting, ESG practices or speed of adoption of ESG initiatives. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices. Our failure or perceived failure to meet the standards included in our ESG disclosure or the expectations of various investors and stakeholders could negatively impact our reputation, tenant and employee retention, and access to capital.

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

Market Information

The Company had 13,658,437 shares of common stock outstanding held by approximately 190 stockholders of record at December 31, 2021. The Company believes it has more than approximately 4,000 beneficial holders of its common stock. The Company’s shares trade on the NYSE under the symbol “CDR”.

Stockholder Return Performance Presentation

The following line graph sets forth for the period January 1, 2017 through December 31, 2021, a comparison of the percentage change in the cumulative total stockholder return on the Company’s common stock compared to the cumulative total return of the Russell 2000 index and the National Association of Real Estate Investment Trusts All Equity REIT Index (“NAREIT All Equity REIT Index”). The graph assumes that the shares of the Company’s common stock were bought at the price of $100 per share and that the value of the investment in each of the Company’s common stock and the indices was $100 at the beginning of the period. The graph further assumes the reinvestment of dividends when paid.

Item 6.	Selected Financial Data: Not required

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included elsewhere in this report.

Executive Summary

The Company is a fully-integrated real estate investment trust that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high- density urban markets from Washington, D.C. to Boston. At December 31, 2021, the Company owned and managed a portfolio of 50 operating properties (excluding properties “held for sale”) totaling 7.3 million square feet of GLA. The portfolio was 91.0% leased and 88.2% occupied at December 31, 2021.

The Company, organized as a Maryland corporation, has established an umbrella partnership structure through the contribution of substantially all of its assets to the Operating Partnership, organized as a limited partnership under the laws of Delaware. The Company conducts substantially all of its business through the Operating Partnership. At December 31, 2021, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at December 31, 2021) is represented by partnership units in the Operating Partnership (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 81,000 OP Units outstanding at December 31, 2021 are economically equivalent to shares of the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash. Unless specifically noted otherwise, all references to OP Units exclude limited partnership units held by the Company.

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

2021 Significant Circumstances and Transactions

COVID-19 Pandemic

As a result of COVID-19, the Company has received numerous rent relief requests, most often in the form of rent deferrals. The Company has entered into lease modifications that deferred approximately $3.5 million and waived approximately $2.4 million of rental income for 2021, respectively. To date, the weighted average payback period for remaining deferred rent receivable is approximately 10 months, beginning at various times from July 2020 through June 2021. The Company has collected approximately 96% of contractual base rents and monthly tenant reimbursements for the year ended December 31, 2021.

Real Estate

On March 2, 2022, the Company announced that following its previously announced dual-track review of strategic alternatives, the Company has entered into definitive agreements that will result in the sale of the Company and its assets in a series of related all-cash transactions. The Company (1) entered into an agreement to sell a portfolio of 33 grocery-anchored shopping centers for $840.0 million, (2) entered into an agreement to sell the Revelry redevelopment project for $34.0 million, (3) is negotiating a contract for the sale of the Northeast Heights redevelopment project for $46.5 million and (4) entered into an agreement to sell the Company and its remaining assets for $291.3 million. The acquirer of the portfolio of 33 grocery-anchored shopping centers has agreed to backstop the two redevelopment transactions at the aggregate price of $80.5 million if they do not close before the closing of the shopping center portfolio transaction. The contracts to sell the 33 grocery-anchored shopping centers and to sell the Company and its remaining assets require shareholder approval.

As part of the dual-track strategic alternatives process, the Company has determined that certain of the Company’s operating properties would be sold significantly prior to the end of their previously estimated hold periods. The Company recorded $101.7 million in impairment charges.

On October 14, 2021, the Company acquired the 60% minority ownership percentage in the San Souci Plaza joint venture.

Investment in unconsolidated joint venture

On May 5, 2021, the Company formed a joint venture with Goldman Sachs Urban Investment Group and Asland Capital Partners (the “Joint Venture”) for the construction of an approximately 258,000 square foot six-story commercial building in Washington, D.C. consisting of approximately 240,000 square feet of office space which is 100% leased to the Washington, D.C., Department of General Services (“DGS”) for its headquarters and approximately 18,000 square feet of street-level retail. The term of the lease with DGS is for 20 years and 10 months, to commence upon substantial completion and delivery to the DGS. This building is planned as the first phase of Northeast Heights, a redevelopment of two existing shopping centers, East River Park and Senator Square, into a mixed-use residential, office and retail property. Further, the Joint Venture has secured construction financing from JP Morgan not to exceed $105 million. The construction loan initially bears interest at LIBOR plus 200 basis points and has an initial term of three years with two, one-year extension options subject to customary conditions. The Company has a 10% interest in the joint venture and is a co-general partner along with Asland Capital Partners. The Company has contributed approximately $4.7 million of capital to the Joint Venture as of December 31, 2021. The Company has sold approximately $8.0 million of development costs to the Joint Venture as of December 31, 2021.

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

As of December 31, 2021, Carll’s Corner, located in Bridgeton, New Jersey, Riverview Plaza, located in Philadelphia, Pennsylvania, and East River Park and Senator Square, both located in Washington, D.C., have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

During 2021, the Company sold the properties listed below:

				Gain on Sale/
		Date	Sales	Reversal of
Property	Location	Sold	Price	Impairment
2021
Kempsville Crossing (land parcel)	Virginia Beach, VA	2/24/2021	$1,300,000	$1,047,000
The Commons	Dubois, PA	5/5/2021	9,761,000	1,849,000
Camp Hill Shopping Center	Camp Hill, PA	6/21/2021	89,662,500	48,857,000
			$100,723,500	$51,753,000

The gain on sales and the reversal of impairments are included in operating income in the accompanying consolidated statement of operations.

Unsecured Revolving Credit Facility and Term Loans

On August 30, 2021, the Company amended its existing $300 million unsecured credit facility and $50 million term loan. After the amendment, the new unsecured revolving credit facility is $185 million with an expiration in August 2024. The new unsecured revolving credit facility may be extended, at the Company’s option for two additional one-year periods, subject to customary conditions. Interest on the borrowings under the new unsecured revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps at December 31, 2021), based on the Company’s leverage ratio. The Company extended its $50 million term loan four years with an expiration in August 2026.

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

2020 Significant Transactions

Dispositions

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

Management is required to make subjective assessments in connection with its valuation of real estate acquisitions. These assessments have a direct impact on net income because (1) above-market and below-market lease intangibles are amortized to rental income and (2) the value of other intangibles is amortized to expense. Accordingly, higher allocations to below-market lease liability and other intangibles would result in higher rental income and amortization expense, whereas lower allocations to below-market lease liability and other intangibles would result in lower rental income and amortization expense.

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

New Accounting Pronouncements

See Note 2 of “Notes to Consolidated Financial Statements” included in Item 8 below for information relating to new accounting pronouncements.

Results of Operations

Comparison of 2021 to 2020

			Change
	2021	2020	Dollars	Percent
Revenues	$127,550,000	$135,538,000	$(7,988,000)	-5.9%
Property operating expenses	(46,446,000)	(45,596,000)	(850,000)	1.9%
Property operating income	81,104,000	89,942,000	(8,838,000)
General and administrative	(18,033,000)	(16,865,000)	(1,168,000)	6.9%
Depreciation and amortization	(39,454,000)	(48,412,000)	8,958,000	-18.5%
Gain on sales	49,904,000	4,396,000	45,508,000	n/a
Impairment charges	(99,888,000)	(7,607,000)	(92,281,000)	n/a
Interest expense	(18,636,000)	(21,974,000)	3,338,000	-15.2%
Net loss	(45,003,000)	(520,000)	(44,483,000)
Net income attributable to noncontrolling interests	(96,000)	(552,000)	456,000
Net loss attributable to Cedar Realty Trust, Inc.	$(45,099,000)	$(1,072,000)	$(44,027,000)

Revenues were lower primarily as a result of (1) a reduction in lease termination fee income of $7.1 million of revenue received in the quarter ended March 31, 2020 relating to a dark anchor tenant terminating its lease prior to the contractual expiration in 2020 at Metro Square, and (2) a decrease of $8.5 million in rental revenues, straight line rents and expense recoveries, properties held for sale or sold in 2020 and 2021, which is partially offset by (3) an increase of $5.7 million in rental revenues, straight-line rents and expense recoveries at the same-center properties and (4) an increase of $1.6 million in rental revenues, straight-line rents and expense recoveries at the redevelopment properties. The increase related to the same-center properties and redevelopment properties is predominantly related to the negative impact of the COVID-19 pandemic on 2020.

Property operating expenses were higher primarily as a result of (1) an increase of $2.8 million in property operating expenses attributable to same-center properties, (2) an increase of $2.0 million in property operating expenses attributable to redevelopment properties, which is partially offset by (3) a decrease of $3.9 million in property operating expenses attributable to properties that were sold or held for sale in 2021 and 2020.

General and administrative costs were higher primarily as a result of (1) a $0.7 million increase in legal and professional expense, (2) a $0.6 million increase in other general and administrative accounts related predominately to state taxes, which is partially offset by (3) a $0.1 million decrease in payroll expense related to the reduction in head count in the fourth quarter of 2021.

Depreciation and amortization expenses were lower as a result of (1) a decrease of $5.9 million attributable to same-center properties predominately related to accelerated depreciation of tenant improvements and leasing commissions taken in 2020 as a result of tenants vacating their spaces, (2) a decrease of $2.0 million attributable to properties that were sold or held for sale in 2021 and 2020, which is partially offset by (3) an increase of $1.0 million attributable to redevelopment properties.

Gain on sales in 2021 relates to the sale of (1) Camp Hill Shopping Center, located in Camp Hill, Pennsylvania and (2) a land parcel located at Kempsville Crossing, located in Virginia, Beach, Virginia. Gain on sales in 2020 relates to the sale of (1) Glen Allen Shopping Center, located in Glen Allen, Virginia, (2) Suffolk Plaza, located in Suffolk, Virginia, (3) an outparcel building at Oakland Mills, located in Columbia, Maryland, and (4) an outparcel building at Pine Grove Plaza, located in Brown Mills, New Jersey.

Impairment charges in 2021 relate to (1) a reversal of impairment for The Commons, located in Dubois, Pennsylvania and (2) impairments taken as it relates to the strategic transaction undertaken by the Company. Impairment charges in 2020 relate to Metro Square, located in Owings Mills, Maryland, and The Commons, located in Dubois Pennsylvania.

Interest expense was lower as a result of (1) a decrease in the overall weighted average principle balance which resulted in a decrease in interest expense of $3.4 million, and (2) an increase in capitalized interest of $0.8 million, partially offset by (3) an increase in the overall weighted average interest rate which resulted in an increase in interest expense of $0.7 million and (4) an increase of $0.2 million related to the acceleration of amortization of deferred financing costs.

Comparison of 2020 to 2019

			Change
	2020	2019	Dollars	Percent
Revenues	$135,538,000	$144,083,000	$(8,545,000)	-5.9%
Property operating expenses	(45,596,000)	(48,347,000)	2,751,000	-5.7%
Property operating income	89,942,000	95,736,000	(5,794,000)
General and administrative	(16,865,000)	(18,804,000)	1,939,000	-10.3%
Depreciation and amortization	(48,412,000)	(45,861,000)	(2,551,000)	5.6%
Gain on sales	4,396,000	2,942,000	1,454,000	n/a
Impairment charges	(7,607,000)	(8,938,000)	1,331,000	n/a
Interest expense	(21,974,000)	(23,509,000)	1,535,000	-6.5%
Net (loss) income	(520,000)	1,566,000	(2,086,000)
Net income attributable to noncontrolling interests	(552,000)	(490,000)	(62,000)
Net (loss) income attributable to Cedar Realty Trust, Inc.	$(1,072,000)	$1,076,000	$(2,148,000)

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

The following table reconciles same-property NOI to the Company’s consolidated operating income:

	Years ended December 31,
	2021	2020
Operating (loss) income	$(26,367,000)	$21,454,000
Add (deduct):
General and administrative	18,033,000	16,865,000
Gain on sales	(49,904,000)	(4,396,000)
Impairment charges	99,888,000	7,607,000
Depreciation and amortization	39,454,000	48,412,000
Straight-line rents	(270,000)	1,208,000
Amortization of intangible lease liabilities	(1,074,000)	(1,373,000)
Other adjustments	(269,000)	(585,000)
NOI related to properties not defined as same-property	(11,407,000)	(23,331,000)
Same-property NOI	$68,084,000	$65,861,000

Number of same properties	45	45
Same-property occupancy, end of period	90.9%	90.7%
Same-property leased, end of period	91.8%	92.0%
Same-property average base rent, end of period	$13.60	$13.73

Same-property NOI for the comparable years increased 3.4% as a result of the negative impact of the COVID-19 pandemic in 2020 which reduced rental revenues for the same-property portfolio.

Leasing Activity

The following is a summary of the Company’s retail leasing activity during 2021:

						Tenant
	Leases		New rent	Prior rent	Cash basis	improvements
	signed	GLA	per sq.ft.	per sq.ft.	% change	per sq.ft.
Renewals	98	580,400	$15.08	$14.81	1.8%	$1.47
New Leases - Comparable	44	321,600	13.86	13.36	3.7%	43.92	(a)
New Leases - Non-Comparable (b)	16	122,300	18.66	n/a	n/a	70.07	(a)
Total (c)	158	1,024,300	$15.12	n/a	n/a	$22.98

(a)	Includes both tenant allowance and landlord work. Excludes first generation space.
(b)	Includes leases signed at first generation and expansion spaces.
(c)	Legal fees and leasing commissions averaged a combined total of $2.91 per square foot.

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

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements. As of December 31, 2021, the Company had $66.0 million outstanding and $113.9 million available for additional borrowings under its revolving credit facility, and was in compliance with all financial covenants.

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

Debt and finance lease obligations are composed of the following at December 31, 2021:

		December 31, 2021
			Contractual
	Maturity	Balance	interest rates
Description	dates	outstanding	weighted-average
Fixed-rate mortgage
Franklin Village	Jun 2026	$44,571,000	3.9%
Shops at Suffolk Downs (a)	Jun 2031	15,600,000	3.5%
Trexlertown Plaza (a)	Jun 2031	36,100,000	3.5%
The Point (a)	Jun 2031	29,700,000	3.5%
Christina Crossing (a)	Jun 2031	17,000,000	3.5%
Lawndale Plaza (a)	Jun 2031	15,600,000	3.5%
Senator Square finance lease obligation	Sep 2050	5,596,000	5.3%
		164,167,000	3.6%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility (b)	Aug 2024	66,000,000	1.6%
Term loan	Sep 2022	-	n/a
Fixed-rate (c):
Term loan	Feb 2022	-	n/a
Term loan	Apr 2023	100,000,000	3.3%
Term loan	Sep 2024	75,000,000	3.8%
Term loan	Jul 2025	75,000,000	4.7%
Term loan	Aug 2026	50,000,000	3.3%
		530,167,000	3.5%
Unamortized issuance costs		(3,129,000)
		$527,038,000

(a)	The mortgages for these properties are cross-collateralized.
(b)	The revolving credit facility is subject to two one-year extensions at the Company’s option.
(c)

The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

The following table details the Company’s debt and finance lease obligation maturities at December 31, 2021:

	Mortgage Loan	Finance Lease	Revolving		Term		Unamortized
Year	Payable	Obligation	Credit Facility		Loans	Total	Issuance Costs	Total
2022	$1,116,000	$37,000	$-		$-	$1,153,000	$(600,000)	$553,000
2023	1,160,000	39,000	-		100,000,000	101,199,000	(518,000)	100,681,000
2024	1,206,000	41,000	66,000,000	(a)	75,000,000	142,247,000	(451,000)	141,796,000
2025	1,253,000	44,000	-		75,000,000	76,297,000	(359,000)	75,938,000
2026	40,922,000	48,000	-		50,000,000	90,970,000	(243,000)	90,727,000
Thereafter	112,914,000	5,387,000	-		-	118,301,000	(958,000)	117,343,000
	$158,571,000	$5,596,000	$66,000,000		$300,000,000	$530,167,000	$(3,129,000)	$527,038,000

(a)	The revolving credit facility is subject to two one-year extensions at the Company's option.

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

The following table sets forth the Company’s significant debt repayment, interest, finance and operating lease obligations at December 31, 2021:

	Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total
Debt:
Mortgage loan payable	$1,116,000	1,160,000	$1,206,000	$1,253,000	$40,922,000	$112,914,000	$158,571,000
Unsecured revolving credit facility (a)	-	-	66,000,000	-	-	-	66,000,000
Unsecured term loans	-	100,000,000	75,000,000	75,000,000	50,000,000	-	300,000,000
Interest payments (b)	18,315,000	16,013,000	13,571,000	9,356,000	5,669,000	16,931,000	79,855,000
Finance lease obligation (principal and interest)	333,000	333,000	333,000	333,000	335,000	10,059,000	11,726,000
Operating lease obligations	787,000	789,000	789,000	671,000	634,000	19,578,000	23,248,000
Total	$20,551,000	$118,295,000	$156,899,000	$86,613,000	$97,560,000	$159,482,000	$639,400,000

(a)	The revolving credit facility is subject to two one-year extensions at the Company's option.
(b)

Represents interest payments expected to be incurred on the Company's debt obligations as of December 31, 2021, including interest that may subsequently be capitalized. The interest rates used in this calculation in regards to the unsecured revolving credit facility and term loan not subject to interest rate swap agreements consist of LIBOR plus a credit spread based on the Company’s leverage ratio as of December 31, 2021, with the rate in effect at December 31, 2021 being assumed to remain in effect until their maturities. The interest rates used in this calculation in regards to the unsecured term loans subject to interest rate swap agreements consists of LIBOR plus a credit spread based on the Company’s leverage ratio as of December 31, 2021, for which the Company has converted the LIBOR rates to fixed rates.

In addition, the Company has outstanding construction commitments totaling approximately $10.7 million at December 31, 2021.

Other than the items disclosed in the table above, the Company had no off-balance sheet arrangements as of December 31, 2021 that are reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Net Cash Flows

	Years ended December 31,
	2021	2020	2019
Cash flows provided by (used in):
Operating activities	$44,962,000	$42,580,000	$53,675,000
Investing activities	$71,534,000	$(18,369,000)	$(22,342,000)
Financing activities	$(114,864,000)	$(25,321,000)	$(30,563,000)

Operating Activities

Net cash provided by operating activities, before net changes in operating assets and liabilities, was $48.7 million, $57.5 million, and $56.1 million for 2021, 2020 and 2019, respectively. The decrease between 2021 and 2020 was primarily (1) a result of the Company accepting a payment of $8.0 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2020 and (2) property dispositions in 2021 and 2020. The increase between 2020 and 2019 was primarily a result of the Company accepting a payment of $8.0 million in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration in 2020, which was partially offset by (1) the negative impact of the COVID-19 pandemic in 2020, and (2) property dispositions in 2020 and 2019.

Investing Activities

Net cash flows used in investing activities were primarily the result of the Company’s property disposition activities, property acquisitions and expenditures for property improvements. During 2021, the Company received proceeds of $104.5 million from the sale of properties, which was partially offset by (1) expenditures of $28.3 million for property improvements and (2) investment of $4.7 million in an unconsolidated joint venture. During 2020, the Company incurred expenditures of $39.6 million for property improvements, which was partially offset by $21.2 million in proceeds from the sale of properties. During 2019, the Company incurred expenditures of $31.9 million for property improvements, and acquired a property for $9.1 million, which was partially offset by $18.7 million in proceeds from the sales of properties.

Financing Activities

During 2021, the Company repaid $100.0 million of term loans, had $109.0 million of net, repayments under the revolving credit facility, had $14.7 million of preferred and common stock distributions, had $3.3 million of payments related to deferred financing costs, had $1.1 million of mortgage repayments, had $0.5 million of termination payments related to a swap, which is partially offset by $114.0 million of property specific mortgages placed during 2021. During 2020, the Company repaid a $75.0 million term loan, had $17.9 million of preferred and common stock distributions, had $1.1 million of mortgage repayments, and paid $0.3 million of debt financing costs, which were partially offset by net advances of $69.0 million under the revolving credit facility. During 2019, the Company paid $28.6 million of preferred and common stock distributions, had $6.8 million of common stock repurchases, and had $1.0 million of mortgage repayments, which was partially offset by net borrowings of $6.0 million under the revolving credit facility.

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

A reconciliation of net (loss) attributable to common shareholders to FFO and Operating FFO for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Years ended December 31,
	2021	2020	2019
Net loss attributable to common shareholders	$(55,851,000)	$(11,824,000)	$(9,676,000)
Real estate depreciation and amortization	39,380,000	48,297,000	45,677,000
Limited partners' interest	(329,000)	(66,000)	(57,000)
Gain on sales	(49,904,000)	(4,396,000)	(2,942,000)
Impairment charges	99,888,000	7,607,000	8,938,000
Consolidated minority interests:
Share of income	425,000	618,000	547,000
Share of FFO	(303,000)	(388,000)	(414,000)
FFO applicable to diluted common shares	33,306,000	39,848,000	42,073,000
Redevelopment costs (a)	230,000	483,000	196,000
Reversal of management transition costs (b)	—	—	(1,500,000)
Financing costs (c)	215,000	—	—
Operating FFO applicable to diluted common shares	$33,751,000	$40,331,000	$40,769,000

FFO per diluted common share	$2.40	$2.88	$3.05
Operating FFO per diluted common share	$2.43	$2.91	$2.95
Weighted average number of diluted common shares (c):
Common shares and equivalents	13,814,000	13,758,000	13,728,000
OP Units	81,000	81,000	83,000
	13,895,000	13,839,000	13,811,000

(a)	Includes redevelopment project costs expensed pursuant to GAAP such as certain demolition and lease termination costs.

(b)

General and administrative expenses were reduced as a result of the reversal of previously accrued expenses associated with the termination of the prior Chief Operating Officer. As original estimated expenses were added back to operating FFO when recorded in 2016, the reversal of such expenses have been deducted from Operating FFO.

(c)	For 2021, represents acceleration of amortization of financing costs related to term note paid-off prior to maturity.
(d)

The weighted average number of diluted common shares used to compute FFO and Operating FFO applicable to diluted common shares includes OP Units, unvested restricted stock units and unvested restricted shares/units that are excluded from the computation of diluted EPS.

Inflation

Prior to 2021, inflation was relatively low and did not have a significant detrimental impact on the Company’s results of operations. If inflation rates continue to increase, substantially all of the Company’s tenant leases contain provisions designed to partially mitigate the negative impact of inflation in the near term. Such lease provisions include clauses that require tenants to reimburse the Company for inflation-sensitive costs such as real estate taxes and many of the operating expenses it incurs. Significant inflation rate increases over a prolonged period of time may have a material adverse impact on the Company’s business.

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

The Company has entered into forward interest rate swap agreements which convert the LIBOR rates to fixed rates for certain unsecured term loans. At December 31, 2021, the Company had $8.2 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to certain unsecured term loans.

At December 31, 2021, long-term debt consisted of a fixed-rate mortgage loan payable, a finance lease obligation, unsecured term loans, and the Company’s unsecured variable-rate credit facility. Excluding unamortized premiums and debt issuance costs, the average interest rate on the $464.2 million of fixed-rate debt outstanding was 3.7%, with maturities at various dates through 2050. The average interest rate on the $66.0 million of variable-rate debt outstanding, which consists of the unsecured revolving credit facility, was 1.6%. With respect to the $66.0 million of variable-rate debt, if contractual interest rates either increase or decrease by 100 bps, the Company’s interest cost would increase or decrease respectively by approximately $0.7 million per annum.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cedar Realty Trust, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cedar Realty Trust, Inc. as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 10, 2022 expressed an unqualified opinion thereon.

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

Impairment of Real Estate Investments
Description of the Matter

The Company’s real estate, net totaled $878.8 million as of December 31, 2021. As explained in Note 2 to the consolidated financial statements, the Company reviews each real estate investment held for use for impairment whenever events or circumstances indicate that the carrying value of a real estate investment may not be recoverable.

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

New York, New York

March 10, 2022

CEDAR REALTY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2021	2020
ASSETS
Real estate:
Land	$259,968,000	$284,694,000
Buildings and improvements	1,028,556,000	1,242,784,000
	1,288,524,000	1,527,478,000
Less accumulated depreciation	(409,742,000)	(428,569,000)
Real estate, net	878,782,000	1,098,909,000

Real estate held for sale	73,251,000	9,498,000
Investment in unconsolidated joint venture	4,654,000	-
Cash and cash equivalents	3,039,000	1,637,000
Restricted cash	230,000	-
Receivables	21,868,000	21,952,000
Other assets and deferred charges, net	35,070,000	45,255,000
TOTAL ASSETS	$1,016,894,000	$1,177,251,000

LIABILITIES AND EQUITY
Mortgage loan payable	$156,821,000	$45,385,000
Finance lease obligation	5,314,000	5,340,000
Unsecured revolving credit facility	66,000,000	175,000,000
Unsecured term loans	298,903,000	398,549,000
Accounts payable and accrued liabilities	42,099,000	56,580,000
Unamortized intangible lease liabilities	7,789,000	8,939,000
Total liabilities	576,926,000	689,793,000

Commitments and contingencies	-	-

Equity:
Cedar Realty Trust, Inc. shareholders' equity:
Preferred stock	159,541,000	159,541,000
Common stock ($0.06 par value, 150,000,000 shares authorized, 13,658,000 and 13,530,000 shares, issued and outstanding, respectively)	820,000	812,000
Treasury stock (387,000 and 447,000 shares, respectively, at cost)	(13,266,000)	(15,133,000)
Additional paid-in capital	881,009,000	879,790,000
Cumulative distributions in excess of net income	(582,464,000)	(522,696,000)
Accumulated other comprehensive (loss)	(8,258,000)	(18,816,000)
Total Cedar Realty Trust, Inc. shareholders' equity	437,382,000	483,498,000
Noncontrolling interests:
Minority interests in consolidated joint ventures	-	1,053,000
Limited partners' OP Units	2,586,000	2,907,000
Total noncontrolling interests	2,586,000	3,960,000
Total equity	439,968,000	487,458,000
TOTAL LIABILITIES AND EQUITY	$1,016,894,000	$1,177,251,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2021	2020	2019
REVENUES
Rental revenues	$126,451,000	$127,171,000	$142,719,000
Other	1,099,000	8,367,000	1,364,000
Total revenues	127,550,000	135,538,000	144,083,000
EXPENSES
Operating, maintenance and management	26,817,000	25,545,000	27,593,000
Real estate and other property-related taxes	19,629,000	20,051,000	20,754,000
General and administrative	18,033,000	16,865,000	18,804,000
Depreciation and amortization	39,454,000	48,412,000	45,861,000
Total expenses	103,933,000	110,873,000	113,012,000

OTHER
Gain on sales	49,904,000	4,396,000	2,942,000
Impairment charges	(99,888,000)	(7,607,000)	(8,938,000)
Total other	(49,984,000)	(3,211,000)	(5,996,000)

OPERATING (LOSS) INCOME	(26,367,000)	21,454,000	25,075,000

NON-OPERATING INCOME AND EXPENSES
Interest expense	(18,636,000)	(21,974,000)	(23,509,000)
Total non-operating income and expenses	(18,636,000)	(21,974,000)	(23,509,000)

NET (LOSS) INCOME	(45,003,000)	(520,000)	1,566,000

Net loss (income) attributable to noncontrolling interests:
Minority interests in consolidated joint ventures	(425,000)	(618,000)	(547,000)
Limited partners' interest in Operating Partnership	329,000	66,000	57,000
Total net loss (income) attributable to noncontrolling interests	(96,000)	(552,000)	(490,000)

NET (LOSS) INCOME ATTRIBUTABLE TO CEDAR REALTY TRUST, INC.	(45,099,000)	(1,072,000)	1,076,000

Preferred stock dividends	(10,752,000)	(10,752,000)	(10,752,000)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(55,851,000)	$(11,824,000)	$(9,676,000)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS (BASIC AND DILUTED):	$(4.24)	$(0.92)	$(0.78)

Weighted average number of common shares - basic and diluted	13,213,000	13,104,000	13,082,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2021	2020	2019

Net (loss) income	$(45,003,000)	$(520,000)	$1,566,000

Unrealized gain (loss) on change in fair value of cash flow hedges	10,624,000	(11,878,000)	(14,286,000)

Comprehensive loss	(34,379,000)	(12,398,000)	(12,720,000)

Comprehensive income attributable to noncontrolling interests	(162,000)	(481,000)	(404,000)

Comprehensive loss attributable to Cedar Realty Trust, Inc.	$(34,541,000)	$(12,879,000)	$(13,124,000)

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2021, 2020 and 2019

	Cedar Realty Trust, Inc. Shareholders
							Cumulative	Accumulated
					Treasury	Additional	distributions	other
	Preferred stock		Common stock		stock,	paid-in	in excess of	comprehensive
	Shares	Amount	Shares	Amount	at cost	capital	net income	loss	Total
Balance, December 31, 2018	6,450,000	$159,541,000	13,702,000	$822,000	$(16,572,000)	$880,169,000	$(475,726,000)	$7,191,000	$555,425,000
Prior period adjustment - adoption of lease accounting standard	-	-	-	-	-	-	(515,000)	-	(515,000)
Balance, December 31, 2018, Restated	6,450,000	159,541,000	13,702,000	822,000	(16,572,000)	880,169,000	(476,241,000)	7,191,000	554,910,000
Net income (loss)	—	—	—	—	—	—	1,076,000	—	1,076,000
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(14,200,000)	(14,200,000)
Share-based compensation, net	—	—	95,000	6,000	261,000	3,862,000	—	—	4,129,000
Common stock sales, net of issuance expenses	—	—	2,000	—	—	23,000	—	—	23,000
Common stock repurchases			(311,000)	(19,000)	—	(6,825,000)	—	—	(6,844,000)
Preferred stock dividends	—	—	—	—	—	—	(10,752,000)	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(17,808,000)	—	(17,808,000)
Redemption of OP Units	—	—	—	—	—	—	—	—	—
Reallocation adjustment of limited partners' interest	—	—	—	—	—	27,000	—	—	27,000
Balance, December 31, 2019	6,450,000	159,541,000	13,488,000	809,000	(16,311,000)	877,256,000	(503,725,000)	(7,009,000)	510,561,000
Net (loss) income	—	—	—	—	—	—	(1,072,000)	—	(1,072,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	—	—	—	—	—	—	(11,807,000)	(11,807,000)
Share-based compensation, net	—	—	40,000	3,000	1,178,000	2,528,000	—	—	3,709,000
Common stock sales, net of issuance expenses	—	—	2,000	—	—	13,000	—	—	13,000
Preferred stock dividends	—	—	—	—	—	—	(10,752,000)	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(7,147,000)	—	(7,147,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	(7,000)	—	—	(7,000)
Balance, December 31, 2020	6,450,000	159,541,000	13,530,000	812,000	(15,133,000)	879,790,000	(522,696,000)	(18,816,000)	483,498,000
Net (loss) income	—	—	—	—	—	—	(45,099,000)	—	(45,099,000)
Unrealized gain on change in fair value of cash flow hedges	—	—	—	—	—	—	—	10,558,000	10,558,000
Share-based compensation, net	—	—	128,000	8,000	1,867,000	(17,000)	—	—	1,858,000
Common stock sales, net of issuance expenses	—	—	—	—	—	4,000	—	—	4,000
Preferred stock dividends	—	—	—	—	—	—	(10,752,000)	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	—	—	—	—	—	(3,917,000)	—	(3,917,000)
Reallocation adjustment of limited partners' interest	—	—	—	—	—	30,000	—	—	30,000
Conversion of OP Units to shares	—	—	—	—	—	—	—	—	—
Acquisition of minority interests	—	—	—	—	—	1,202,000	—	—	1,202,000
Balance, December 31, 2021	6,450,000	$159,541,000	13,658,000	$820,000	$(13,266,000)	$881,009,000	$(582,464,000)	$(8,258,000)	$437,382,000

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF EQUITY

Years ended December 31, 2021, 2020 and 2019

Continued

	Noncontrolling Interests
	Minority	Limited
	interest in	partners'
	consolidated	interest in
	joint	Operating		Total
	ventures	Partnership	Total	Equity
Balance, December 31, 2018	$(112,000)	$3,403,000	$3,291,000	$558,716,000
Prior period adjustment - adoption of lease accounting standard	-	-	-	(515,000)
Balance, December 31, 2018, Restated	(112,000)	3,403,000	3,291,000	558,201,000
Net income (loss)	547,000	(57,000)	490,000	1,566,000
Unrealized gain on change in fair value of cash flow hedges	—	(86,000)	(86,000)	(14,286,000)
Share-based compensation, net	—	—	—	4,129,000
Common stock sales, net of issuance expenses	—	—	—	23,000
Common stock repurchases	—	—	—	(6,844,000)
Preferred stock dividends	—	—	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	(111,000)	(111,000)	(17,919,000)
Redemption of OP Units	—	(43,000)	(43,000)	(43,000)
Reallocation adjustment of limited partners' interest	—	(27,000)	(27,000)	—
Balance, December 31, 2019	435,000	3,079,000	3,514,000	514,075,000
Net (loss) income	618,000	(66,000)	552,000	(520,000)
Unrealized (loss) on change in fair value of cash flow hedges	—	(71,000)	(71,000)	(11,878,000)
Share-based compensation, net	—	—	—	3,709,000
Common stock sales, net of issuance expenses	—	—	—	13,000
Preferred stock dividends	—	—	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	(42,000)	(42,000)	(7,189,000)
Reallocation adjustment of limited partners' interest	—	7,000	7,000	—
Balance, December 31, 2020	1,053,000	2,907,000	3,960,000	487,458,000
Net (loss) income	425,000	(329,000)	96,000	(45,003,000)
Unrealized gain on change in fair value of cash flow hedges	—	66,000	66,000	10,624,000
Share-based compensation, net	—	—	—	1,858,000
Common stock sales, net of issuance expenses	—	—	—	4,000
Preferred stock dividends	—	—	—	(10,752,000)
Distributions to common shareholders/noncontrolling interests	—	(20,000)	(20,000)	(3,937,000)
Reallocation adjustment of limited partners' interest	—	(30,000)	(30,000)	—
Conversion of OP Units to shares	—	(8,000)	(8,000)	(8,000)
Acquisition of minority interests	(1,478,000)	—	(1,478,000)	(276,000)
Balance, December 31, 2021	$-	$2,586,000	$2,586,000	$439,968,000

See accompanying notes to consolidated financial statements

CEDAR REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net (loss) income	$(45,003,000)	$(520,000)	$1,566,000
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sales	(49,904,000)	(4,396,000)	(2,942,000)
Impairment charges	99,888,000	7,607,000	8,938,000
Straight-line rents and expenses, net	(161,000)	1,279,000	(265,000)
Provision for doubtful accounts	1,114,000	1,478,000	412,000
Depreciation and amortization	39,454,000	48,412,000	45,861,000
Amortization of intangible lease liabilities, net	(1,074,000)	(1,373,000)	(2,827,000)
Expense relating to share-based compensation, net	3,043,000	3,723,000	4,117,000
Amortization of deferred financing costs	1,360,000	1,331,000	1,286,000
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Rents and other receivables	(1,266,000)	(2,811,000)	(812,000)
Prepaid expenses and other	(2,709,000)	(9,216,000)	(3,037,000)
Accounts payable and accrued liabilities	220,000	(2,934,000)	1,378,000
Net cash provided by operating activities	44,962,000	42,580,000	53,675,000

INVESTING ACTIVITIES
Expenditures for real estate improvements	(28,309,000)	(39,551,000)	(31,910,000)
Net proceeds from sales of real estate	104,497,000	21,182,000	18,651,000
Contributions to unconsolidated joint venture	(4,654,000)	—	—
Acquisition of real estate	—	—	(9,083,000)
Net cash provided by (used in) investing activities	71,534,000	(18,369,000)	(22,342,000)

FINANCING ACTIVITIES
Repayments under revolving credit facility	(188,000,000)	(104,000,000)	(21,000,000)
Advances under revolving credit facility	79,000,000	173,000,000	27,000,000
Repayment under term loan	(100,000,000)	(75,000,000)	—
Termination payment related to interest rate swap	(503,000)	—	—
Mortgage proceeds	114,000,000	—	—
Mortgage repayments	(1,110,000)	(1,067,000)	(1,027,000)
Payments of debt financing costs	(3,278,000)	(326,000)	—
Noncontrolling interests:
Purchase of minority interest	(276,000)	—	—
Distributions to limited partners	(20,000)	(42,000)	(111,000)
Redemption of OP units	(8,000)	—	(43,000)
Common stock sales less issuance expenses, net	—	13,000	22,000
Common stock repurchases	—	—	(6,844,000)
Preferred stock dividends	(10,752,000)	(10,752,000)	(10,752,000)
Distributions to common shareholders	(3,917,000)	(7,147,000)	(17,808,000)
Net cash used in financing activities	(114,864,000)	(25,321,000)	(30,563,000)

Net increase (decrease) in cash, cash equivalents and restricted cash	1,632,000	(1,110,000)	770,000
Cash, cash equivalents and restricted cash at beginning of period	1,637,000	2,747,000	1,977,000
Cash, cash equivalents and restricted cash at end of period	$3,269,000	$1,637,000	$2,747,000

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$3,039,000	$1,637,000	$2,747,000
Restricted cash	230,000	—	—
Cash, cash equivalents and restricted cash	$3,269,000	$1,637,000	$2,747,000

See accompanying notes to consolidated financial statements

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

Note 1. Business and Organization

Cedar Realty Trust, Inc. (the "Company") is a real estate investment trust ("REIT") that focuses primarily on ownership, operation and redevelopment of grocery-anchored shopping centers in high-density urban markets from Washington, D.C. to Boston. At December 31, 2021, the Company owned and managed a portfolio of 50 operating properties (excluding properties “held for sale”).

Cedar Realty Trust Partnership, L.P. (the "Operating Partnership") is the entity through which the Company conducts substantially all of its business and owns (either directly or through subsidiaries) substantially all of its assets. At December 31, 2021, the Company owned a 99.4% general and limited partnership interest in, and was the sole general partner of, the Operating Partnership. The limited partners’ interest in the Operating Partnership (0.6% at December 31, 2021) is represented by partnership units in the Operating Partnership (“OP Units”). The carrying amount of such interest is adjusted at the end of each reporting period to an amount equal to the limited partners’ ownership percentage of the Operating Partnership’s net equity. The 81,000 OP Units outstanding at December 31, 2021 are economically equivalent to the Company’s common stock. The holders of OP Units have the right to exchange their OP Units for the same number of shares of the Company’s common stock or, at the Company’s option, for cash. Unless specifically noted otherwise, all references to OP Units exclude limited partnership units held by the Company.

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

The Financial Accounting Standards Board (“FASB”) issued guidance which amended the consolidation requirements, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under the analysis, limited partnerships and other similar entities will be considered variable interest entities unless the limited partners hold substantive kick-out rights or participating rights. The guidance was adopted on January 1, 2016. The Company has a 60%-owned joint venture originally formed to develop the project known as Crossroads II. This joint venture is consolidated as it is deemed to be a VIE and the Company is the primary beneficiary. The Company (1) guaranteed all related debt, (2) does not require its partners to fund additional capital requirements, (3) has an economic interest greater than its voting proportion and (4) directs the management activities that significantly

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

impact the performance of the joint venture. At December 31, 2021, this VIE owned real estate with a carrying value of $36.2 million and no mortgage loan payable.

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

Real Estate Investments

Real estate investments are carried at cost less accumulated depreciation. The provision for depreciation is calculated using the straight-line method based upon the estimated useful lives of the respective assets of between 3 and 40 years, with buildings being depreciated at the upper end of the range. Depreciation expense amounted to $36.3 million, $43.6 million and $41.8 million for 2021, 2020 and 2019, respectively. Expenditures for betterments that substantially extend the useful lives of the assets are capitalized. Expenditures for maintenance, repairs, and betterments that do not substantially prolong the normal useful life of an asset are charged to operations as incurred.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

The Company, when applicable, conducts a continuing review of the values for all properties “held for sale” based on final sales prices and sales contracts entered into. Impairment charges/reversals, if applicable, are based on a comparison of the carrying values of the properties with either (1) actual sales prices less costs to sell for properties sold, or contract amounts less costs to sell for properties in the process of being sold, (2) estimated sales prices, less costs to sell, based on discounted cash flow analyses, if no contract amounts are being negotiated (see Note 4 - “Fair Value Measurements”), or (3) with respect to land parcels, estimated sales prices, less costs to sell, based on comparable sales completed in the selected market areas. Prior to the Company’s determination to dispose of properties, which are subsequently reclassified to “held for sale”, the Company performed recoverability analyses based on the estimated undiscounted cash flows that were expected to result from the real estate investments’ use and eventual disposal. The projected undiscounted cash flows of each property reflects that the carrying value of each real estate investment would be recovered. However, as a result of the properties’ meeting the “held for sale” criteria, such properties were written down to the lower of their carrying value and estimated fair values less costs to sell.

Cash and Cash Equivalents / Restricted Cash

Cash and cash equivalents consist of cash in banks and short-term investments with original maturities when purchased of less than ninety days, and include cash at a consolidated joint venture of $0.2 million at December 31, 2021 and cash at consolidated joint ventures of $0.2 million at December 31, 2020.

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

December 31, 2021

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

In November 2018, the FASB clarified the existing accounting treatment relating to receivables arising from operating leases, stating that such receivables are not within the scope of the expected credit loss standard and that impairment of receivables arising from operating leases should be accounted for in accordance with the recently-adopted lease accounting standard. This required the Company, as of January 1, 2019, to review its existing lease portfolio to determine if all future lease payments are probable of collection and, if the Company determined that all future lease payments are not probable of collection, the Company will account for these leases on a cash basis. This required that all amounts that were historically recorded as bad debt expense, and previously included in operating expenses in the Company’s consolidated statement of operations, now be recorded as a direct reduction of rental revenues. In accordance with this guidance, $0.7 million, $8.3 million and $2.4 million of rental revenue relating to certain leases that were no longer deemed probable of collection were not recorded as rental revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Of these amounts, $0.2 million, $1.4 million and $0.3 million, respectively, represented deferred rent receivables that were written-off for the years ended December 31, 2021, 2020 and 2019. The allowance for doubtful accounts was $2.2 million and $1.4 million at December 31, 2021 and 2020, respectively. The provision for doubtful accounts (included in operating, maintenance and management expenses) was $1.1 million, $1.5 million and $0.4 million in 2021, 2020 and 2019, respectively.

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

Income Taxes

The Company, organized in 1984, has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). A REIT will generally not be subject to federal income taxation on that portion of its income that qualifies as REIT taxable income, to the extent that it distributes at least 90% of such REIT taxable income to its stockholders and complies with certain other requirements. As of December 31, 2021, the Company was in compliance with all REIT requirements.

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

December 31, 2021

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

Supplemental Consolidated Statements of Cash Flows Information

	Years ended December 31,
	2021	2020	2019
Supplemental disclosure of cash activities:
Cash paid for interest	$20,219,000	$23,208,000	$23,859,000
Supplemental disclosure of non-cash activities:
Capitalization of interest and financing costs	3,399,000	2,674,000	1,649,000
Buildings and improvements included in accounts payable and accrued liabilities	871,000	2,976,000	3,669,000
Recognition of right-of-use assets and related lease liabilities	—	703,000	13,778,000

Issued and Adopted Accounting Pronouncements

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of a novel strain of coronavirus (“COVID-19”). Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under ASC 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e., assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company evaluated its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances.

During 2021 and 2020, the Company provided lease concessions to certain tenants in response to the impact of COVID-19, in the form of rent deferrals. The Company has made an election to account for such lease concessions consistent with how those concessions would be accounted for under ASC 842 if enforceable rights and obligations for those concessions had already existed in the leases. This election is available for concessions related to the effects of the COVID-19 pandemic that do not result in a substantial increase in our rights as lessor, including concessions that result in the total payments required by the modified lease being substantially the same as or less than total payments required by the original lease.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

Substantially all of the Company’s concessions to date provide for a deferral of payments with no substantive changes to the consideration in the original lease. These deferrals affect the timing, but not the amount, of the lease payments. The Company is accounting for these deferrals as if no changes to the lease were made. Under this accounting, the Company increases its receivables as tenant payments accrue and continues to recognize rental income. During 2020 and 2021, the Company has entered into lease modifications that deferred approximately $3.5 million, of which $2.4 million relates to deferrals that the Company continued to recognize rental income. In addition, during 2020 and 2021, the Company has entered into agreements that waived approximately $2.4 million of rent.

Note 3. Real Estate

On March 2, 2022, the Company announced that following its previously announced dual-track review of strategic alternatives, the Company has entered into definitive agreements that will result in the sale of the Company and its assets in a series of related all-cash transactions. The Company (1) entered into an agreement to sell a portfolio of 33 grocery-anchored shopping centers for $840.0 million, (2) entered into an agreement to sell the Revelry redevelopment project for $34.0 million, (3) is negotiating a contract for the sale of the Northeast Heights redevelopment project for $46.5 million and (4) entered into an agreement to sell the Company and its remaining assets for $291.3 million. The acquirer of the portfolio of 33 grocery-anchored shopping centers has agreed to backstop the two redevelopment transactions at the aggregate price of $80.5 million if they do not close before the closing of the shopping center portfolio transaction. The contracts to sell the 33 grocery-anchored shopping centers and to sell the Company and its remaining assets require shareholder approval.

As part of the dual-track strategic alternatives process, the Company has determined that certain of the Company’s operating properties would be sold significantly prior to the end of their previously estimated hold periods. The Company recorded $101.7 million in impairment charges, of which $83.2 million relate to assets held for use and $18.5 million relate to assets held for sale. These impairment charges have been included in continuing operations in the accompanying consolidated statements of operations.

Investment in unconsolidated joint venture

On May 5, 2021, the Company formed a joint venture with Goldman Sachs Urban Investment Group and Asland Capital Partners (the “Joint Venture”) for the construction of an approximately 258,000 square foot six-story commercial building in Washington, D.C. consisting of approximately 240,000 square feet of office space which is 100% leased to the Washington, D.C., Department of General Services (“DGS”) for its headquarters and approximately 18,000 square feet of street-level retail. The term of the lease with DGS is for 20 years and 10 months, to commence upon substantial completion and delivery to the DGS. This building is planned as the first phase of Northeast Heights, a redevelopment of two existing shopping centers, East River Park and Senator Square, into a mixed-use residential, office and retail property. Further, the Joint Venture has secured construction financing from JP Morgan not to exceed $105 million. The construction loan initially bears interest at LIBOR plus 200 basis points and has an initial term of three years with two, one-year extension options subject to customary conditions. The Company has a 10% interest in the joint venture and is a co-general partner along with Asland Capital Partners. The Company has contributed approximately $4.7 million of capital to the Joint Venture as of December 31, 2021. The Company has sold approximately $8.0 million of development costs to the Joint Venture as part of its formation on May 5, 2021.

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

improvement allowance between the 10th and 12th lease years, upon DGS’s timely election. The obligations of DGS under the Lease are subject to annual budget appropriation.

Real estate activity for 2021 and 2020 is composed of the following:

	Years ended December 31,
	2021	2020
Cost
Balance, beginning of year	$1,527,478,000	$1,515,206,000
Properties transferred to held for sale	(184,639,000)	(22,512,000)
Outparcel dispositions	(387,000)	(840,000)
Property impairments	(83,224,000)	—
Improvements and betterments	29,296,000	35,624,000
Balance, end of the year	$1,288,524,000	$1,527,478,000

Accumulated depreciation
Balance, beginning of the year	$428,569,000	$389,861,000
Properties transferred held for sale	(55,165,000)	(3,947,000)
Outparcel dispositions	—	(90,000)
Depreciation expense	36,338,000	42,745,000
Balance, end of the year	$409,742,000	$428,569,000

Net book value	$878,782,000	$1,098,909,000

At December 31, 2021, certain properties were pledged as collateral for a mortgage loan payable. See Note 8 - “Mortgage Loans Payable and Credit Facilities”.

2021 Acquisition

On October 14, 2021, the Company purchased the 60% minority ownership in the San Souci Plaza joint venture, located in California, Maryland. The purchase price for the minority ownership was $0.3 million.

2019 Acquisition

On June 19, 2019, the Company purchased Girard Plaza, a shopping center adjacent to its South Philadelphia property, located in Philadelphia, Pennsylvania. The purchase price for the property was $8.5 million, which has been allocated to real estate assets and liabilities.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

Dispositions

During 2021, 2020 and 2019, the Company sold the properties listed below:

				Gain on Sale/
		Date	Sales	Reversal of
Property	Location	Sold	Price	Impairment
2021
Kempsville Crossing (land parcel)	Virginia Beach, VA	2/24/2021	$1,300,000	$1,047,000
The Commons	Dubois, PA	5/5/2021	9,761,000	1,849,000
Camp Hill Shopping Center	Camp Hill, PA	6/21/2021	89,662,500	48,857,000
			$100,723,500	$51,753,000
2020
Metro Square	Owings Mills, MD	7/9/2020	$4,288,000	$-
Oakland Mills outparcel building	Columbia, MD	9/17/2020	1,050,000	643,000
Glen Allen Shopping Center	Glen Allen, VA	10/8/2020	8,540,000	1,780,000
Pine Grove Plaza outparcel building	Brown Mills, NJ	11/2/2020	1,100,000	565,000
Suffolk Plaza	Suffolk, VA	12/10/2020	6,950,000	1,408,000
			$21,928,000	$4,396,000
2019
Maxatawny Marketplace	Maxatawny, PA	2/15/2019	$10,330,000	$101,000
Fort Washington Center	Fort Washington, PA	6/26/2019	9,048,000	2,841,000
			$19,378,000	$2,942,000

The Company recorded impairment charges of $7.2 million relating to Metro Square during 2020, which are included in continuing operations in the accompanying consolidated statements of operations.

Real Estate Held for Sale

As of December 31, 2021, Carll’s Corner, located in Bridgeton, New Jersey, Riverview Plaza, located in Philadelphia, Pennsylvania, and East River Park and Senator Square, both located in Washington, D.C., have been classified as “real estate held for sale” on the accompanying consolidated balance sheet.

During 2021, the Company recorded a (1) reversal of impairment charges of $1.8 million for The Commons, located in Dubois, Pennsylvania, and (2) recorded, as part of the dual-track strategic alternatives process, impairment charges of $18.5 million. In addition, the Company recorded impairment charges of $0.4 million and $8.9 million in connection with The Commons in 2020 and 2019, respectively. These impairment charges have been included in continuing operations in the accompanying consolidated statement of operations.

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

The fair value of the Company’s fixed rate mortgage loan was estimated using available market information and discounted cash flow analyses based on borrowing rates the Company believes it could obtain with similar terms and maturities. As of December 31, 2021 and December 31, 2020, the fair value of the Company’s fixed rate mortgage loan payable, which was determined to be Level 3 within the valuation hierarchy, was $159.0 million and $47.0 million, respectively; the carrying value of such loan, was $156.8 million and $45.4 million, respectively. As of December 31, 2021 and December 31, 2020, respectively, the aggregate fair values of the

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

Company’s unsecured revolving credit facility and term loans approximated the carrying values. In addition, the fair values of the Company’s mortgage note receivable and finance lease obligation, which were determined to be Level 3 within the valuation hierarchy, approximated their carrying values as of December 31, 2021 and December 31, 2020, respectively.

The valuation of the liabilities for the Company’s interest rate swaps, which are measured on a recurring basis, were determined to be Level 2 within the valuation hierarchy, and were based on independent values provided by financial institutions. Such valuations were determined using widely accepted valuation techniques, including discounted cash flow analyses, on the expected cash flows of each derivative. The analyses reflect the contractual terms of the swaps, including the period to maturity, and user-observable market-based inputs, including interest rate curves (“significant other observable inputs”). The fair value calculation also includes an amount for risk of non-performance using “significant unobservable inputs” such as estimates of current credit spreads to evaluate the likelihood of default. The Company has concluded that, as of December 31, 2021, the fair value associated with the “significant unobservable inputs” relating to the Company’s risk of non-performance was insignificant to the overall fair value of the interest rate swap agreements and, as a result, that the relevant inputs for purposes of calculating the fair value of the interest rate swap agreements, in their entirety, were based upon “significant other observable inputs”.

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

The following tables show the hierarchy for those assets measured at fair value on a recurring basis as of December 31, 2021 and December 31, 2020, respectively:

	December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$955,000	$—	$—	$955,000
Deferred compensation liabilities (b)	$982,000	$—	$—	$982,000
Interest rate swaps liability (b)	$—	$8,232,000	$—	$8,232,000

	December 31, 2020
Description	Level 1	Level 2	Level 3	Total
Investments related to deferred
compensation liabilities (a)	$948,000	$—	$—	$948,000
Deferred compensation liabilities (b)	$952,000	$—	$—	$952,000
Interest rate swaps liability (b)	$—	$18,927,000	$—	$18,927,000

(a) Included in other assets and deferred charges, net, in the accompanying consolidated balance sheets.
(b) Included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

In connection with the dual-track strategic alternatives process, it was determined that certain of the Company’s operating properties would be sold significantly prior to the end of their previously estimated hold periods. As of December 31, 2021, the Company tested the recoverability of real estate held for use and, as a result of the carrying amount of the assets not being deemed recoverable

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

and exceeding their fair value as measured on an asset by asset basis, recorded $83.2 million in impairment charges. These charges are included in Impairment charges in the consolidated statement of operations. Such assets have an aggregate fair value of $194.5 million as of December 31, 2021. The fair value of the assets was determined to be Level 2.

As of December 31, 2021, real estate held for sale on the consolidated balance sheet consisted of four retail properties, totaling $73.3 million, which were determined to be Level 2 assets under the hierarchy, for which the carrying values were below their fair values. During 2021, the Company recorded an impairment of $18.5 million, which is included in Impairment charges in the consolidated statement of operations.

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

Excluding properties held for sale and sold, Giant Food Stores, LLC, Stop & Shop, Inc. and Food Lion, LLC, each of which is owned by Ahold N.V., a Netherlands corporation, accounted for an aggregate of approximately 14%, 13% and 12% of the Company’s total revenues during 2021, 2020 and 2019, respectively.

The Company’s properties are located largely in the region straddling the Washington, D.C. to Boston corridor, which exposes it to greater economic risks than if the properties it owned were located in a greater number of geographic regions (in particular, 21 of the Company’s properties are located in Pennsylvania).

Note 6. Receivables

Receivables at December 31, 2021 and 2020 are composed of the following:

	December 31,
	2021	2020
Rents and other receivables, net (a)	$7,242,000	$6,541,000
Mortgage note receivable	3,500,000	3,500,000
Straight-line rents, net	11,126,000	11,911,000
	$21,868,000	$21,952,000

(a)	Includes $0.3 million of net receivables related to deferred rent as a result of COVID-19 as of December 31, 2021.

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

Note 7. Other Assets and Deferred Charges, Net

Other assets and deferred charges, net, at December 31, 2021 and 2020 are composed of the following:

	December 31,
	2021	2020
Lease origination costs (a)	$15,233,000	$22,331,000
Right-of-use assets	9,861,000	13,828,000
Prepaid expenses	7,255,000	6,906,000
Investments related to share-based compensation	955,000	948,000
Unsecured revolving credit facility financing costs	1,134,000	623,000
Leasehold improvements, furniture and fixtures	50,000	85,000
Other	582,000	534,000
Total other assets and deferred charges, net	$35,070,000	$45,255,000

(a)

Lease origination costs include the unamortized balance of intangible lease assets resulting from purchase accounting allocations of $4.5 million (cost of $17.8 million and accumulated amortization of $13.3 million) and $5.5 million (cost of $19.4 million and accumulated amortization of $13.9 million) as of December 31, 2021 and 2020, respectively.

Deferred charges are amortized over the terms of the related agreements. Amortization expense related to deferred charges (including amortization of deferred financing costs included in non-operating income and expense) amounted to $4.7 million, $6.2 million and $5.3 million for 2021, 2020, and 2019, respectively. The unamortized balances of deferred lease origination costs is net of accumulated amortization of $36.3 million at December 31, 2021. In addition, deferred financing costs relating to the unsecured revolving credit facility is net of accumulated amortization of $2.9 million at December 31, 2021. Deferred lease origination costs and deferred financing costs relating to the unsecured revolving credit facility will be charged to future operations as follows:

	Lease	Unsecured revolving
	origination	credit facility
	costs	financing costs
2022	$2,311,000	$424,000
2023	2,046,000	424,000
2024	1,733,000	286,000
2025	1,451,000	—
2026	1,263,000	—
Thereafter	6,429,000	—
	$15,233,000	$1,134,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

Note 8. Mortgage Loans Payable and Unsecured Credit Facilities

Debt and finance lease obligations are composed of the following at December 31, 2021 and 2020:

		December 31, 2021		December 31, 2020
			Contractual		Contractual
	Maturity	Balance	interest rates	Balance	interest rates
Description	dates	outstanding	weighted-average	outstanding	weighted-average
Fixed-rate mortgage
Franklin Village	Jun 2026	$44,571,000	3.9%	$45,645,000	3.9%
Shops at Suffolk Downs (a)	Jun 2031	15,600,000	3.5%	-	n/a
Trexlertown Plaza (a)	Jun 2031	36,100,000	3.5%	-	n/a
The Point (a)	Jun 2031	29,700,000	3.5%	-	n/a
Christina Crossing (a)	Jun 2031	17,000,000	3.5%	-	n/a
Lawndale Plaza (a)	Jun 2031	15,600,000	3.5%	-	n/a
Senator Square finance lease obligation	Sep 2050	5,596,000	5.3%	5,631,000	5.3%
		164,167,000	3.6%	51,276,000	4.1%
Unsecured credit facilities:
Variable-rate:
Revolving credit facility (b)	Aug 2024	66,000,000	1.6%	175,000,000	2.7%
Term loan	Sep 2022	-	n/a	50,000,000	1.9%
Fixed-rate (c):
Term loan	Feb 2022	-	n/a	50,000,000	3.3%
Term loan	Apr 2023	100,000,000	3.3%	100,000,000	3.5%
Term loan	Sep 2024	75,000,000	3.8%	75,000,000	3.9%
Term loan	Jul 2025	75,000,000	4.7%	75,000,000	4.8%
Term loan	Aug 2026	50,000,000	3.3%	50,000,000	3.5%
		530,167,000	3.5%	626,276,000	3.4%
Unamortized issuance costs		(3,129,000)		(2,002,000)
		$527,038,000		$624,274,000

(a)	The mortgages for these properties are cross-collateralized.
(b)	The revolving credit facility is subject to two one-year extensions at the Company’s option.
(c)

The interest rates on these term loans consist of LIBOR plus a credit spread based on the Company’s leverage ratio, for which the Company has interest rate swap agreements which convert the LIBOR rates to fixed rates. Accordingly, these term loans are presented as fixed-rate debt.

Unsecured Revolving Credit Facility and Term Loans

On August 30, 2021, the Company amended its existing $300 million unsecured credit facility and $50 million term loan. After the amendment, the new unsecured revolving credit facility is $185 million with an expiration in August 2024. The new unsecured revolving credit facility may be extended, at the Company’s option for two additional one-year periods, subject to customary conditions. Interest on the borrowings under the new unsecured revolving credit facility component can range from LIBOR plus 135 bps to 195 bps (150 bps at December 31, 2021), based on the Company’s leverage ratio. The Company extended its $50 million term loan four years with an expiration in August 2026.

On August 4, 2020, the Company amended its then existing $300 million unsecured credit facility and term loans. After such amendments, the Company’s financial ratios and borrowing base are all computed using the trailing four quarters as opposed to the current quarter annualized and interest rate swaps that are a hedge of existing debt are now excluded from the definition of debt.

The Company’s unsecured credit facility and term loans contain financial covenants including, but not limited to, maximum debt leverage, maximum secured debt, minimum fixed charge coverage, and minimum net worth. In addition, the facility contains restrictions including, but not limited to, limits on indebtedness, certain investments and distributions. The Company’s failure to comply with the covenants or the occurrence of an event of default under the facilities could result in the acceleration of the related debt and exercise of

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

other lender remedies. Although the credit facility is unsecured, borrowing availability is based on unencumbered property adjusted net operating income for the trailing twelve months, as defined in the agreements. As of December 31, 2021, the Company had $66.0 million outstanding and $113.9 million available for additional borrowings under its revolving credit facility, and was in compliance with all financial covenants.

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

Scheduled Principal Payments

Scheduled principal payments on a mortgage loan payable, finance lease obligation, unsecured term loans, and the unsecured credit facility at December 31, 2021, due on various dates from 2023 to 2050, are as follows:

	Mortgage Loan	Finance Lease	Revolving		Term		Unamortized
Year	Payable	Obligation	Credit Facility		Loans	Total	Issuance Costs	Total
2022	$1,116,000	$37,000	$-		$-	$1,153,000	$(600,000)	$553,000
2023	1,160,000	39,000	-		100,000,000	101,199,000	(518,000)	100,681,000
2024	1,206,000	41,000	66,000,000	(a)	75,000,000	142,247,000	(451,000)	141,796,000
2025	1,253,000	44,000	-		75,000,000	76,297,000	(359,000)	75,938,000
2026	40,922,000	48,000	-		50,000,000	90,970,000	(243,000)	90,727,000
Thereafter	112,914,000	5,387,000	-		-	118,301,000	(958,000)	117,343,000
	$158,571,000	$5,596,000	$66,000,000		$300,000,000	$530,167,000	$(3,129,000)	$527,038,000

(a)	The revolving credit facility is subject to two one-year extensions at the Company's option.

Derivative Financial Instruments

At December 31, 2021, the Company had $8.2 million included in accounts payable and accrued liabilities on the consolidated balance sheet relating to the fair value of the interest rate swaps applicable to the unsecured term loans discussed above. Charges and/or credits relating to the changes in the fair value of the interest rate swaps are made to accumulated other comprehensive income (loss), noncontrolling interests (minority interests in consolidated joint ventures and limited partners’ interest), or operations (included in interest expense), as applicable. Over time, the unrealized gains and losses recorded in accumulated other comprehensive loss will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that approximately $4.9 million of accumulated other comprehensive loss will be reclassified as a charge to earnings within the next twelve months.

The following is a summary of the derivative financial instruments held by the Company at December 31, 2021 and December 31, 2020:

December 31, 2021
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	5	$8,232,000	2023-2025	Accounts payable and accrued liabilities

December 31, 2020
Designation/			Fair	Maturity	Balance sheet
Cash flow	Derivative	Count	value	dates	location
Qualifying	Interest rate swaps	7	$18,927,000	2021-2025	Accounts payable and accrued liabilities

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

The notional values of the interest rate swaps held by the Company at December 31, 2021 and December 31, 2020 were $300.0 million and $425.0 million, respectively.

The following presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and the consolidated statements of equity 2021, 2020 and 2019, respectively:

		Gain (loss) recognized in other
		comprehensive (loss) income
		(effective portion)
Designation/		Years ended December 31,
Cash flow	Derivative	2021	2020	2019
Qualifying	Interest rate swaps	$(4,148,000)	$(17,940,000)	$(13,090,000)

		(Loss) gain recognized in other
		comprehensive (loss) income
		reclassified into earnings (effective portion)
		Years ended December 31,
	Classification	2021	2020	2019
	Continuing Operations	$(6,476,000)	$(6,062,000)	$1,196,000

As of December 31, 2021, the Company believes it has no significant risk associated with non-performance of the financial institutions which are the counterparties to its derivative contracts.

Note 9. Intangible Lease Asset/Liability

Unamortized intangible lease liabilities that relate to below-market leases amounted to $7.8 million and $8.9 million at December 31, 2021 and December 31, 2020, respectively. Unamortized intangible lease assets that relate to above-market leases amounted to $0.1 million and $0.2 million at December 31, 2021 and December 31, 2020, respectively.

The unamortized balance of intangible lease liabilities at December 31, 2021 is net of accumulated amortization of $38.2 million, and will be credited to future operations as follows:

2022	$1,049,000
2023	990,000
2024	600,000
2025	578,000
2026	537,000
Thereafter	4,035,000
$7,789,000

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

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

The Company’s executive offices are located at 928 Carmans Road, Massapequa, New York.

The Company is the lessee under several ground lease and its executive office lease agreements. In accordance with the adoption of the new lease accounting standard (see Note 2 – “Issued and Adopted Accounting Pronouncements”), the Company recorded right-of-use assets and related lease liabilities for these leases as of January 1, 2019. As of December 31, 2021, the Company’s weighted average remaining lease term is approximately 30.3 years and the weighted average discount rate used to calculate the Company’s lease liability is approximately 4.8%. Rent expense under the Company’s ground lease and executive office lease agreements was approximately $1.2 million, $1.8 million and $1.7 million for 2021, 2020 and 2019, respectively.

The following table represents a reconciliation of the Company’s undiscounted future minimum lease payments for its ground lease and executive office lease agreements applicable to right-of-use liabilities as of December 31, 2021:

2022	$787,000
2023	789,000
2024	789,000
2025	671,000
2026	634,000
Thereafter	19,578,000
Total undiscounted future minimum lease payments	23,248,000
Future minimum lease payments, discount	(13,028,000)
Right-of-use liabilities	$10,220,000

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

The Company is authorized to issue up to 12,500,000 shares of preferred stock. The following tables summarize details about the Company’s preferred stock:

	Series B	Series C
	Preferred Stock	Preferred Stock
Par value	$0.01	$0.01
Liquidation value	$25.00	$25.00

	December 31, 2021		December 31, 2020
	Series B	Series C	Series B	Series C
	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock
Shares authorized	1,450,000	6,450,000	1,450,000	6,450,000
Shares issued and outstanding	1,450,000	5,000,000	1,450,000	5,000,000
Balance	$34,767,000	$124,774,000	$34,767,000	$124,774,000

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

The Company has a Dividend Reinvestment and Direct Stock Purchase Plan (“DRIP”) which offers a convenient method for shareholders to invest cash dividends and/or make optional cash payments to purchase shares of the Company’s common stock. Such purchases are at 100% of market value. There were no significant transactions under the DRIP during 2021, 2020 and 2019. At December 31, 2021, there remained 426,000 shares authorized under the DRIP.

Dividends

The following table provides a summary of dividends declared and paid per share:

	Years ended December 31,
	2021	2020	2019
Common stock	$0.264	$0.528	$1.320
7.25% Series B Preferred Stock	$1.812	$1.812	$1.812
6.50% Series C Preferred Stock	$1.625	$1.625	$1.625

At December 31, 2021 and 2020, there were $1.2 million and $1.2 million, respectively, of accrued preferred stock dividends.

On January 20, 2022, the Company’s Board of Directors declared a dividend of $0.066 per share with respect to its common stock. At the same time, the Board declared a dividend of $0.453125  and $0.406250 per share with respect to the Company’s Series B Preferred Stock and Series C Preferred Stock, respectively. The distributions are payable on February 22, 2022 to shareholders of record on February 11, 2022.

Note 12. Revenues

Rents for 2021, 2020 and 2019, respectively, are comprised of the following:

	Years ended December 31,
	2021	2020	2019
Base rents	$92,738,000	$95,987,000	$105,041,000
Expense recoveries	31,022,000	29,241,000	33,475,000
Percentage rent	1,347,000	1,778,000	971,000
Straight-line rents	270,000	(1,208,000)	405,000
Amortization of intangible lease liabilities, net	1,074,000	1,373,000	2,827,000
Total rents	$126,451,000	$127,171,000	$142,719,000

The Company recognizes lease termination income when the following conditions are met: (1) the lease termination agreement has been executed, (2) the lease termination fee is determinable, (3) all the Company’s landlord services pursuant to the terminated lease have been rendered, and (4) collectability of the lease termination fee is assured. On January 31, 2020, the Company agreed to a cash

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

payment in consideration for permitting a dark anchor tenant to terminate its lease prior to the contractual expiration at Metro Square. As a result of this termination, revenues for 2020, included approximately $7.1 million of other income.

The Company reviews the collectability of charges under its tenant operating leases on a regular basis, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. During 2021 and 2020, the Company’s assessment has specifically included the impact of the COVID-19 pandemic, which represents a material risk to collectability. In the event that collectability with respect to any tenant changes, the Company recognizes an adjustment to rental income. The Company’s review of collectability of charges under its operating leases includes any accrued rental revenues related to the straight-line method of reporting rental revenue. The Company identified various tenants where collection was no longer considered probable, and therefore, during the years ended December 31, 2021 and 2020, respectively, $0.7 million and $6.9 million of billed charges, consisting of rent and tenant reimbursements, were unpaid. Based on the Company’s determination to record revenue on a cash basis for these tenants, these amounts were not recorded as revenue.

Annual future base rents due to be received under non-cancelable operating leases in effect at December 31, 2021 are approximately as follows (excluding those base rents applicable to properties classified as real estate held for sale):

2022	$87,221,000
2023	84,883,000
2024	74,689,000
2025	62,993,000
2026	51,829,000
Thereafter	201,182,000
$562,797,000

Total future minimum rents do not include expense recoveries for real estate taxes and operating costs, or percentage rents based upon tenants’ sales volume. Such additional revenue amounts aggregated approximately $32.5 million, $31.1 million and $34.4 million for 2021, 2020 and 2019, respectively. Such amounts do not include amortization of intangible lease liabilities.

Note 13. 401(k) Retirement Plan

The Company has a 401(k) retirement plan (the “Plan”), which permits all eligible employees to defer a portion of their compensation under the Code. Pursuant to the provisions of the Plan, the Company may make discretionary contributions on behalf of eligible employees. The Company made contributions to the Plan of $327,000, $375,000, and $387,000 for 2021, 2020, and 2019, respectively.

Note 14. Share-Based Compensation

The following tables set forth certain share-based compensation information for 2021, 2020, and 2019, respectively:

	Years ended December 31,
	2021	2020	2019
Expense relating to share/unit grants	$3,229,000	$3,954,000	$4,496,000
Amounts capitalized	(186,000)	(231,000)	(379,000)
Total charged to operations	$3,043,000	$3,723,000	$4,117,000

		Weighted average
	Shares	grant date value
Unvested shares/units, December 31, 2020	642,000	$25.86
Restricted share grants	149,000	11.98
Vested during period	(247,000)	24.10
Forfeitures/cancellations	(52,000)	17.07
Unvested shares/units, December 31, 2021	492,000	$23.47

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

At December 31, 2021, approximately 0.2 million shares remained available for grants pursuant to the 2017 Plan and, at that date, there remained an aggregate of $3.5 million applicable to all grants and awards to be expensed over a weighted average period of 1.7 years.

During 2021, there were 149,000 time-based restricted shares issued with a weighted average grant date fair value of $11.98 per share. During 2020, there were 63,000 time-based restricted shares issued, with a weighted average grant date fair value of $17.48 per share. During 2019, there were 79,000 time-based restricted shares issued, with a weighted average grant date fair value of $21.25 per share.

The total fair values of shares vested during 2021, 2020, and 2019 were $6.0 million, $0.9 million, and $0.5 million, respectively.

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

In addition, on June 15, 2018, the Company’s President and CEO was also granted a market performance-based equity award of approximately 227,000 restricted stock units (“RSUs”) and approximately 227,000 dividend equivalent rights (“DERs”) of the Company. Each RSU represents a contingent right to receive one common share if certain market performance criteria are achieved. During the three years ending June 15, 2021 (the “Interim Performance Period”), a maximum of approximately 114,000 shares can be earned. Any portion of the market performance-based equity award that is not earned as of the end of the Interim Performance Period will be carried forward for calculation for the five years ending June 15, 2023 (the “Full Performance Period”). The percentage of the market performance-based equity award to be earned will be determined based on the Company’s average annual TSR over the Interim Performance Period and/or over the Full Performance Period as follows: if average annual TSR (1) is below 4%, the percentage of grant earned would be 0%, (2) equals 4%, the percentage of grant earned would be 33.3%, (3) equals 6.5%, the percentage of grant earned would be 66.7%, and (4) equals 10% or above, the percentage of grant earned would be 100%. Linear interpolation shall be applied to determine the percentage of the market performance-based equity award that is earned where the average annual TSR over the performance period falls between the percentages set forth above. An independent appraisal determined the value of the market performance-based equity award for the interim and full performance periods to be $21.78 and $19.60 per share, respectively, compared to a market price at the date of grant of $28.91 per share. Based on market performance for the Interim Performance Period, it was determined the Company’s President and CEO earned 113,636 shares. Accordingly, on July 20, 2021, the Company issued 113,636 common shares to the CEO and paid him $0.3 million for the related DERs.

The DERs will accrue and will be deemed to be reinvested into the Company’s common stock and payment with respect to the dividend equivalent rights will be deferred until the end of the Interim Performance Period, or the Full Performance Period, as the case may be, to coincide with the vesting, if any, of the market performance-based equity award. Payment will only be made for the portion of the market performance-based equity award that is earned and vests.

Note 15. Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net income (loss) attributable to the Company’s common shareholders by the weighted average number of common shares outstanding for the period including participating securities (restricted shares that have non-forfeitable rights to receive dividends issued pursuant to the Company’s share-based compensation program are considered

Cedar Realty Trust, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

participating securities). Unvested restricted shares that are participating securities are not allocated net losses and/or any excess of dividends declared over net income, as such amounts are allocated entirely to the common shareholders. For 2021, 2020 and 2019, the Company had 0.4 million, 0.4 million and 0.4 million, respectively, of weighted average unvested restricted shares outstanding. The following table provides a reconciliation of the numerator and denominator of the EPS calculations for the 2021, 2020 and 2019, respectively:

	Years ended December 31,
	2021	2020	2019
Numerator
Net (loss) income	$(45,003,000)	$(520,000)	$1,566,000
Preferred stock dividends	(10,752,000)	(10,752,000)	(10,752,000)
Net (income) attributable to noncontrolling interests	(96,000)	(552,000)	(490,000)
Net earnings allocated to unvested shares	(117,000)	(238,000)	(558,000)
Net loss attributable to vested common shares	$(55,968,000)	$(12,062,000)	$(10,234,000)
Denominator
Weighted average number of vested common shares outstanding, basic and diluted	13,213,000	13,104,000	13,082,000

Net loss per common share attributable to common shareholders, basic and diluted	$(4.24)	$(0.92)	$(0.78)

Fully-diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into shares of common stock. For 2021, 2020 and 2019, no restricted stock units would have been issuable under the Company’s President and CEO market performance-based equity award (see Note 14 – “Share-Based Compensation”) had the measurement periods ended on December 31, 2021, 2020 and 2019, respectively. Therefore, this market performance-based equity award had no impact in calculating diluted EPS for 2021, 2020 and 2019. Net loss attributable to noncontrolling interests of the Operating Partnership has been excluded from the numerator and the related OP Units have been excluded from the denominator for the purpose of calculating diluted EPS as there would have been no effect had such amounts been included. The weighted average number of OP Units outstanding was 81,000, 81,000 and 83,000 for 2021, 2020 and 2019, respectively.

Note 16. Subsequent Events

In determining subsequent events, management reviewed all activity from January 1, 2022 through the date of filing this Annual Report on Form 10-K.

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

				Year built/	Gross	Initial cost to the Company
		Year	Percent	Year last	leasable		Building and
Property	State	acquired	owned	renovated	area	Land	Improvements
Academy Plaza	PA	2001	100%	1965/2013	136,685	$2,406,000	$9,623,000
Big Y Shopping Center	CT	2013	100%	2007	101,105	11,272,000	23,395,000
Carmans Plaza	NY	2007	100%	1954/2007	182,081	8,539,000	35,804,000
Christina Crossing	DE	2017	100%	2008	119,446	4,341,000	23,227,000
Coliseum Marketplace	VA	2005	100%	1987/2012	106,648	2,924,000	14,416,000
Colonial Commons	PA	2011	100%	2011/2013	410,432	9,367,000	37,496,000
Crossroads II	PA	2008	60%	2009	133,717	15,383,000	-
Elmhurst Square	VA	2006	100%	1961-1983	66,254	1,371,000	5,994,000
Fairview Commons	PA	2007	100%	1976/2003	52,964	858,000	3,568,000
Fieldstone Marketplace	MA	2005/2012	100%	1988/2003	150,123	5,229,000	21,440,000
Fishtown Crossing	PA	2001	100%	1988	131,043	2,942,000	11,769,000
Frankin Village Plaza (a)	MA	2004/2012	100%	1987/2005	305,937	14,270,000	61,915,000
General Booth Plaza	VA	2005	100%	1985	71,639	1,935,000	9,493,000
Girard Plaza	PA	2019	100%	1950's/2010	35,688	4,685,000	4,648,000
Gold Star Plaza	PA	2006	100%	1988	71,720	1,644,000	6,519,000
Golden Triangle	PA	2003	100%	1960/2005	202,790	2,320,000	9,713,000
Groton Shopping Center	CT	2007	100%	1969	130,264	3,070,000	12,320,000
Halifax Plaza	PA	2003	100%	1994	51,510	1,412,000	5,799,000
Hamburg Square	PA	2004	100%	1993/2010	102,058	1,153,000	4,678,000
Jordan Lane	CT	2005	100%	1969/1991	174,679	4,291,000	21,176,000
Kempsville Crossing	VA	2005	100%	1985/2013	79,512	2,207,000	11,000,000
Kings Plaza	MA	2007	100%	1970/1994	168,243	2,413,000	12,604,000
Lawndale Plaza	PA	2015	100%	1998	92,773	3,635,000	21,854,000
Meadows Marketplace	PA	2004/2012	100%	2005	91,518	1,914,000	-
Newport Plaza	PA	2003	100%	1996	64,489	1,721,000	7,758,000
New London Mall	CT	2009	100%	1967/1997	259,566	14,891,000	24,967,000
Northside Commons	PA	2008	100%	2009	69,136	3,332,000	-
Norwood Shopping Center	MA	2006	100%	1965/2013	42,308	1,874,000	8,453,000
Oak Ridge Shopping Center	VA	2006	100%	2000	38,700	960,000	4,254,000
Oakland Commons	CT	2007	100%	1962/2013	90,100	2,504,000	15,662,000
Oakland Mills	MD	2005	100%	1960's/2004	57,008	1,611,000	6,292,000
Palmyra Shopping Center	PA	2005	100%	1960/2012	111,051	1,488,000	6,566,000
Pine Grove Plaza	NJ	2003	100%	2001/2002	79,306	2,010,000	6,489,000
Quartermaster Plaza	PA	2014	100%	2004	456,154	37,031,000	54,210,000
San Souci Plaza	MD	2009	100%	1985-1997	264,134	14,849,000	18,445,000
Shoppes at Arts District	DC	2016	100%	2011	35,676	2,247,000	18,616,000
South Philadelphia	PA	2003	100%	1950/2003	191,340	8,222,000	36,314,000
Southington Center	CT	2003	100%	1972/2000	155,842	-	11,834,000
Swede Square	PA	2003	100%	1980/2012	100,809	2,268,000	6,232,000
The Brickyard	CT	2004	100%	1990/2012	227,598	7,632,000	29,308,000
The Point	PA	2000	100%	1972/2012	260,625	2,700,000	10,800,000
The Shops at Bloomfield Station	NJ	2016	100%	2015	63,844	625,000	17,674,000
The Shops at Suffolk Downs	MA	2005	100%	2005/2011	121,187	7,580,000	11,089,000
Timpany Plaza	MA	2007	100%	1970's-1989	182,799	3,412,000	19,240,000
Trexler Mall	PA	2005	100%	1973/2013	336,687	6,932,000	32,815,000
Trexlertown Plaza	PA	2006	100%	1990/2011	325,171	13,349,000	23,867,000
Valley Plaza	MD	2003	100%	1975/1994	190,939	1,950,000	7,766,000
Washington Centers Shoppes	NJ	2001	100%	1979/1995	157,300	2,061,000	7,314,000
Webster Plaza	MA	2007	100%	1960's-2004	98,984	3,551,000	18,412,000
Yorktowne Plaza	MD	2007	100%	1970/2000	136,197	5,940,000	25,505,000
Other	n/a	n/a	100%	n/a	-	1,965,000	-
Total Portfolio					7,285,779	$262,286,000	$798,333,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

		Gross amount at which carried at
(continued)	Subsequent	December 31, 2021
	cost		Building and		Accumulated
Property	capitalized (b)	Land	improvements	Total	depreciation
Academy Plaza	$6,322,000	$2,406,000	$15,945,000	$18,351,000	$7,175,000
Big Y Shopping Center	(838,000)	10,268,000	23,561,000	33,829,000	6,266,000
Carmans Plaza	13,051,000	8,421,000	48,973,000	57,394,000	19,451,000
Christina Crossing	1,716,000	4,341,000	24,943,000	29,284,000	4,558,000
Coliseum Marketplace	(3,050,000)	3,586,000	10,704,000	14,290,000	8,916,000
Colonial Commons	8,026,000	9,367,000	45,522,000	54,889,000	17,944,000
Crossroads II	29,794,000	17,671,000	27,506,000	45,177,000	8,909,000
Elmhurst Square	1,299,000	1,371,000	7,293,000	8,664,000	2,922,000
Fairview Commons	461,000	858,000	4,029,000	4,887,000	1,637,000
Fieldstone Marketplace	(3,367,000)	5,167,000	18,135,000	23,302,000	11,607,000
Fishtown Crossing	13,892,000	2,843,000	25,760,000	28,603,000	5,919,000
Frankin Village Plaza (a)	6,998,000	14,681,000	68,502,000	83,183,000	21,479,000
General Booth Plaza	(109,000)	1,935,000	9,384,000	11,319,000	3,819,000
Girard Plaza	(2,989,000)	4,685,000	1,659,000	6,344,000	649,000
Gold Star Plaza	802,000	1,644,000	7,321,000	8,965,000	3,596,000
Golden Triangle	12,672,000	2,320,000	22,385,000	24,705,000	10,926,000
Groton Shopping Center	8,567,000	3,113,000	20,844,000	23,957,000	7,142,000
Halifax Plaza	562,000	1,347,000	6,426,000	7,773,000	3,216,000
Hamburg Square	6,332,000	1,153,000	11,010,000	12,163,000	4,560,000
Jordan Lane	1,537,000	4,291,000	22,713,000	27,004,000	9,346,000
Kempsville Crossing	(2,837,000)	2,038,000	8,332,000	10,370,000	3,664,000
Kings Plaza	1,933,000	2,408,000	14,542,000	16,950,000	4,971,000
Lawndale Plaza	1,092,000	3,635,000	22,946,000	26,581,000	5,442,000
Meadows Marketplace	11,978,000	1,914,000	11,978,000	13,892,000	4,651,000
Newport Plaza	587,000	1,682,000	8,384,000	10,066,000	4,183,000
New London Mall	5,022,000	8,807,000	36,073,000	44,880,000	16,240,000
Northside Commons	9,390,000	3,379,000	9,343,000	12,722,000	3,124,000
Norwood Shopping Center	5,128,000	1,874,000	13,581,000	15,455,000	4,754,000
Oak Ridge Shopping Center	478,000	960,000	4,732,000	5,692,000	2,016,000
Oakland Commons	(3,466,000)	2,504,000	12,196,000	14,700,000	6,273,000
Oakland Mills	1,145,000	1,530,000	7,518,000	9,048,000	3,311,000
Palmyra Shopping Center	2,156,000	1,488,000	8,722,000	10,210,000	4,008,000
Pine Grove Plaza	612,000	1,622,000	7,489,000	9,111,000	3,618,000
Quartermaster Plaza	3,721,000	37,031,000	57,931,000	94,962,000	14,798,000
San Souci Plaza	5,195,000	13,211,000	25,278,000	38,489,000	13,905,000
Shoppes at Arts District	91,000	2,247,000	18,707,000	20,954,000	3,924,000
South Philadelphia	(3,839,000)	10,363,000	30,334,000	40,697,000	24,206,000
Southington Center	1,456,000	-	13,290,000	13,290,000	5,822,000
Swede Square	8,739,000	2,272,000	14,967,000	17,239,000	6,787,000
The Brickyard	576,000	7,648,000	29,868,000	37,516,000	13,955,000
The Point	20,418,000	2,996,000	30,922,000	33,918,000	14,490,000
The Shops at Bloomfield Station	(3,820,000)	625,000	13,854,000	14,479,000	3,756,000
The Shops at Suffolk Downs	10,633,000	7,580,000	21,722,000	29,302,000	8,599,000
Timpany Plaza	(4,879,000)	3,368,000	14,405,000	17,773,000	7,651,000
Trexler Mall	13,874,000	6,932,000	46,689,000	53,621,000	18,349,000
Trexlertown Plaza	31,090,000	15,674,000	52,632,000	68,306,000	16,527,000
Valley Plaza	5,370,000	1,950,000	13,136,000	15,086,000	4,689,000
Washington Centers Shoppes	7,159,000	2,000,000	14,534,000	16,534,000	6,767,000
Webster Plaza	(1,656,000)	4,082,000	16,225,000	20,307,000	8,001,000
Yorktowne Plaza	(2,562,000)	5,801,000	23,082,000	28,883,000	10,734,000
Other	1,443,000	879,000	2,529,000	3,408,000	490,000
Total Portfolio	$227,905,000	$259,968,000	$1,028,556,000	$1,288,524,000	$409,742,000

Cedar Realty Trust, Inc.

Schedule III

Real Estate and Accumulated Depreciation

The changes in real estate and accumulated depreciation for the years ended December 31, 2021, 2020 and 2019, respectively, are as follows:

Cost	2021	2020		2019
Balance, beginning of the year	$1,527,478,000	$1,515,206,000		$1,508,682,000
Properties transferred to held for sale	(184,639,000)	(22,512,000)		(36,265,000)
Property acquisitions	—	—		9,333,000
Outparcel dispositions	(387,000)	(840,000)		—
Property impairments	(83,224,000)	—		—
Improvements and betterments	29,296,000	35,624,000		37,089,000
Asset write-offs	—	—		(3,633,000)
Balance, end of the year	$1,288,524,000	$1,527,478,000	(c)	$1,515,206,000

Accumulated depreciation
Balance, beginning of the year	$428,569,000	$389,861,000		$361,969,000
Properties transferred to held for sale	(55,165,000)	(3,947,000)		(10,143,000)
Outparcel dispositions	—	(90,000)		—
Depreciation expense (d)	36,338,000	42,745,000		41,142,000
Asset write-offs	—	—		(3,107,000)
Balance, end of the year	$409,742,000	$428,569,000		$389,861,000

Net book value	$878,782,000	$1,098,909,000		$1,125,345,000

(a)	Amount of encumbrance totals $164.2 million at December 31, 2021.
(b)	Negative amounts represent write-offs of fully depreciated assets and impairments.
(c)	At December 31, 2021, the aggregate cost for federal income tax purposes was approximately $34.5 million greater than the Company's recorded values.
(d)	Depreciation is provided over the estimated useful lives of the buildings and improvements, which range from 3 to 40 years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), designed to ensure that information required to be disclosed in its filings under the Exchange Act is reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission (“SEC”). In this regard, the Company has formed a Disclosure Committee currently comprising several of the Company’s executive officers as well as certain other employees with knowledge of information that may be considered in the SEC reporting process. The Disclosure Committee has responsibility for the development and assessment of the financial and non-financial information to be included in the reports filed with the SEC, and assists the Company’s Chief Executive Officer and Chief Financial Officer in connection with their certifications contained in the Company’s SEC filings. The Disclosure Committee meets regularly and reports to the Audit Committee on a quarterly or more frequent basis. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated its disclosure controls and procedures as of December 31, 2021, and have concluded that such disclosure controls and procedures are effective.

During the three months ended December 31, 2021, there have been no changes in the Company’s internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, these internal controls over financial reporting. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control – 2013 Integrated Framework”. Based on such assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting, which appears elsewhere in this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Cedar Realty Trust, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Cedar Realty Trust, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Cedar Realty Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule listed in the Index at Item 15(a) and our report dated March 10, 2022 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP

New York, New York
March 10, 2022

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections: Not applicable

Part III.

In accordance with the rules of the SEC, certain information required by Part III is omitted and is incorporated by reference into this Form 10-K from the Company’s definitive proxy statement, which we expect to file in March 2022 (and in any event not later than 120 days after the close of our fiscal year), for the 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 10.	Directors, Executive Officers and Corporate Governance

This item is incorporated by reference to the definitive proxy statement for the 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 11.	Executive Compensation

This item is incorporated by reference to the definitive proxy statement for the 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This item is incorporated by reference to the definitive proxy statement for the 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 13.	Certain Relationships and Related Transactions and Director Independence

This item is incorporated by reference to the definitive proxy statement for the 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

Item 14.	Principal Accountant Fees and Services

This item is incorporated by reference to the definitive proxy statement for the 2022 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A.

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

3.3.f	Amendment No. 5 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 16, 2012.

3.3.g	Amendment No. 6 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on May 29, 2012.

Item	Title or Description

3.3.h	Amendment No. 7 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on September 14, 2012.

3.3.i	Amendment No. 8 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on November 21, 2012.

3.3.j	Amendment No. 9 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on February 11, 2013.

3.3.k	Amendment No. 10 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3 of Form 8-K filed on August 22, 2017.

3.3.1	Amendment No. 11 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.2 of Form 8-K filed on December 15, 2017.

3.3.m	Amendment No. 12 to Agreement of Limited Partnership of Cedar Realty Trust Partnership, L.P., incorporated by reference to Exhibit 3.3m of Form 10-K for the year ended December 31, 2020.

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

Item	Title or Description

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

10.4.b.2	First Amendment to Third Amended and Restated Loan Agreement, dated as of August 4, 2020, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2020.

10.4.b.3	Second Amendment to Third Amended and Restated Loan Agreement, dated as of August 30, 2021, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended September 30, 2021.

10.4.c

Fifth Amended and Restated Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., KeyBank National Association and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as administrative Agent) dated as of August 30, 2021, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended September 30, 2021.

10.4.d.1

Loan Agreement (the “Loan Agreement”) by and among Cedar Realty Trust Partnership, L.P., Regions Bank and other lending institutions which are or may become parties to the Loan Agreement, and KeyBank National Association (as Administrative Agent), dated as of April 26, 2016 incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended March 31, 2016.

10.4.d.2	First Amendment to Loan Agreement, dated as of July 15, 2016 incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2016.

10.4.d.3	Second Amendment to Loan Agreement, dated as of July 24, 2018, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended June 30, 2018.

10.4.d.4	Third Amendment to Loan Agreement, dated as of August 4, 2020, incorporated by reference to Exhibit 10.3 of Form 10-Q for the quarterly period ended September 30, 2020.

10.4.d.5	Fourth Amendment to Loan Agreement, dated as of August 30, 2021, incorporated by reference to Exhibit 10.2 of Form 10-Q for the quarterly period ended September 30, 2021.

Item	Title or Description

10.5

Commercial Lease Agreement with the Government of the District of Columbia’s Department of General Services, incorporated by reference to Exhibit 10.4 of Form 10-Q for the quarterly period ended September 30, 2020.

10.6

Loan Agreement, by and among Cedar Christina Crossing, LLC, Cedar-Revere LLC, The Point Associates, L.P., Cedar-Trexler Plaza 2, LLC, Cedar-Trexler Plaza 3, LLC, Lawndale I, LP and The Guardian Life Insurance Company of America, dated as of May 5, 2021, incorporated by reference to Exhibit 10.1 of Form 10-Q for the quarterly period ended June 30, 2021.

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

CEDAR REALTY TRUST, INC.

/s/ BRUCE J. SCHANZER	/s/ JENNIFER BITTERMAN
Bruce J. Schanzer	Jennifer Bitterman
President (Principal Executive Officer)	Executive Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer)

/s/ GASPARE J. SAITTA, II
Gaspare J. Saitta, II
Vice President and Chief Accounting Officer
(Principal Accounting Officer)

March 10, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and as of the date indicated.

/s/ ABRAHAM EISENSTAT	/s/ GREGG A. GONSALVES
Abraham Eisenstat	Gregg A. Gonsalves
Director	Director

/s/ SABRINA L. KANNER	/s/ DARCY D. MORRIS
Sabrina L. Kanner	Darcy D. Morris
Director	Director

/s/ STEVEN G. ROGERS	/s/ RICHARD H. ROSS
Steven G. Rogers	Richard H. Ross
Director	Director
/s/ BRUCE J. SCHANZER	/s/ SHARON STERN
Bruce J. Schanzer	Sharon Stern
Director	Director

March 10, 2022